Form 10KSB
period 1999-12-31
INTERNATIONAL INTERNET INC
filed 2000-04-14
CIK 1088787

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended DECEMBER 31, 1999

                         Commission file number 0-26415

                          INTERNATIONAL INTERNET, INC.
                 (Name of small business issuer in its charter)

             DELAWARE                                52-2175532
 (State or other jurisdiction of        (I.R.S. Employer Identification No.)
  incorporation or organization)

              6413 CONGRESS AVENUE, SUITE 240, BOCA RATON, FL 33487
               (Address of principal executive offices) (Zip Code)

                    Issuer's telephone number (561) 988-0819

CAPROCK CORPORATION                  1504 "R" STREET N.W. WASHINGTON, D.C. 20009
    Former name                                     Former address


          Securities registered pursuant to Section 12(g) of the Act:
                        COMMON STOCK, $.00001 PAR VALUE
                               (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes X    No  .
                                                              ---    --

GCheck if delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year $1,001,587.

As of February 29, 2000, the registrant had outstanding 767,446,187 shares of its Common Stock, par value $.00001, its only class of voting securities. The aggregate market value of the shares of Common Stock of the registrant held by non-affiliates on February 29, 2000, was approximately $125,000,000 based on its closing price on the OTC: Bulletin Board on that date. (See Item 5).

                       DOCUMENTS INCORPORATED BY REFERENCE

No documents are incorporated by reference into this Report except those Exhibits so incorporated as set forth in the Exhibit index.

Transitional Small Business Disclosure Format (Check one):  Yes [   ]; No [ X ].

ITEM 1.  DESCRIPTION OF BUSINESS

BUSINESS DEVELOPMENT AND BUSINESS OF ISSUER

On November 26, 1999, International Internet, Inc., a Delaware corporation (the "Company" or "IINN"), acquired 100% of the issued and outstanding stock of Caprock Corporation ("Caprock"), a Delaware corporation, pursuant to a Stock Purchase Agreement. The Board of Directors of IINN, on December 1, 1999, by unanimous written consent, elected to merge Caprock into IINN pursuant to
Section 253 of Delaware's General Corporate Laws. As a result of the merger, IINN will be the surviving company and assumes the reporting obligations under successor issuer status as more fully detailed in Section 12(g)(3) of The Securities Act of 1934.

IINN is a diversified holding company which develops and operates internet and direct retail marketing companies and computer service providers on the internet. The IINN Group includes wholly owned subsidiaries; StogiesOnline.com, Inc, ("Stogies"), Web Humidor.com Corp. ("Humidor") and American Computer Systems ("ACS"), and majority owned subsidiaries, TheBroadcastWeb.com, Inc. ("Broadcast") (www.thebroadcastweb.com) and Mr. Cigar, Inc. ("Cigar"). In addition, Stogiesauction.com (www.stogiesauction.com) is a joint venture between AuctionAnything.com, Inc. and IINN. IINN also holds minority interests in Wowstores.com, Inc. (www.wowstores.com) and GoldOnline International, Inc. (www.goldonline.com).

IINN was incorporated in Delaware on June 21, 1994. IINN formed Stogies in Delaware on April 21, 1999 and Humidor in Delaware on April 13, 1999. Cigar was incorporated in Delaware on May 19, 1997. ACS was incorporated in Virginia on February 7, 1996 and was acquired by IINN effective September 30, 1999. Broadcast was incorporated in Maine on May 28, 1999 and IINN acquired its 90% interest on June 14, 1999.

IINN's original business was operated as a developmental stage company in Cigar, which was in the business of licensing, selling and/or operating cigar vending machines. The Company opened its StogiesOnline.com Internet site in November 1998. As a result of the success of the StogiesOnline website, the Company refocused its resources in 1999 into the internet cigar sales market and other specialty goods. IINN sold the vending equipment and business of Cigar in December 1999.

                                STOGIESONLINE.COM

StogiesOnline.com ("Stogies") became an online distributor and retailer of brand name premium cigars within the United States on November 18, 1998. Stogies' products consist of premium cigars, factory brand name seconds and mass market cigars which are sold online to retail and wholesale customers. Stogies markets a wide variety of premium cigars and related tobacco products on a retail basis throughout the United States via the internet. Management utilizes its web site located at URL (www.StogiesOnline.com) as its primary advertising vehicle. Stogies' cigar line consists of over 30 brands. Among Stogies' products are nationally recognized brand names -Arturo Fuente, Ashton, AVO, Baccarat, Bahia, Bauza, Bering, Cohiba, Don Diego, Dunhill, Garcia Vega, H. Upmann, Lars Tetens, Macanudo, Montecristo, Opus X, Partagas, Punch, Sosa and Te-amo.

As a direct buyer from manufacturers, Stogies is eligible to participate in promotions, which enables it to pass substantial savings to its customers. Stogies purchases overstocked or overproduced items from manufacturers and other retailers, including factory brand name seconds. Currently, Stogies has entered into non-exclusive distribution agreements with: Miami Cigar, Inc. who distributes Leon Jimenes and La Aurora cigars, Havana Tampa, Inc., who is the distributor for Romeo y Julietta and Vega Fina brands, Diamond Crown Humidors and Accessories, J.C. Newman Cigar company who distributes Arturo Fuente, La Unica and Cuesta Rey cigars, Howard House the distributor for Carbonell cigars, Consolidated Cigar, the manufacturer of fine cigars such as Monticristo, H. Upmann, Don Diego, Te-amo and, Lane Limited who manufactures Royal Jamaica cigars, Dunhills, Montecruz and Onyx. Caribe manufactures Baccarrat brand name cigars.

Currently, Stogies' average order size is approximately $197. Stogies' web site highlights its sale items and changes its product offerings and featured specials weekly. The site currently offers over 30 different brands of cigars from several different countries; however, by dialing 1-888-82-CIGAR, a customer can order any cigar or tobacco accessory currently carried. In the event that Stogies does not have a particular product in stock, a customer may place an order to ship on arrival, or telemarketers may direct the customer to similar products by utilizing its database. Management utilizes its web site as its primary advertising vehicle. However, to drive additional traffic to Stogies' web site, Stogies entered into agreements with Adsmart, a majority-owned subsidiary of CMGI, Inc. to purchase 333,333 banner impressions and Flycast Communications Corporation to purchase 20,000,000 banners. The Flycast program expired on December 31, 1999 and provided for 2,857,143 banners to run per month or approximately 95,238 banners per day. Flycast is a leading provider of web-based advertising solutions.

Stogies currently utilizes United Parcel Service for shipping the majority of orders from its inventory, which is maintained in Boca Raton, Florida.

StogiesOnline expanded its client base to over 3,100 customers in the United States and Canada. Purchases from repeat customers have been steady, with repeat buyers accounting for approximately 33% of current orders. During the two years ended December 31, 1999, Stogies did not have any significant customers, the loss of which would have an adverse effect on operations.

                        THEBROADCASTWEBNETWORK.COM, INC.

Broadcast was acquired on June 14, 1999 for $18,000 cash and 300,000 shares of IINN common stock. Broadcast is an aggregator and broadcaster of streaming media programming on the Web with the network infrastructure to deliver or "stream" live and on-demand audio programs over the Internet and Intranets. Broadcast and its representative sites - BluesBoyMusic.com (www.bluesboymusic.com), SoulManMusic.com

(www.soulmanmusic.com) and JazzManMusic.com (www.jazzmanmusic.com) rely primarily on the three leading providers of streaming media products, Real Networks, Destiny Media Player and Microsoft, to license encoders to it in order to broadcast its content and to distribute player software in order to create a broad base of users. Users are currently able to electronically download copies of Real Networks' Real Player, Destiny Media Player and Microsoft's Windows Media Player software free of charge from a wide variety of sources, including Broadcast and its sites.

Broadcast is currently developing its sites and expanding its listener base. Management expects that Broadcast will not have substantial advertising revenues for approximately one year while it completes building its sites.

                            AMERICAN COMPUTER SYSTEMS

ACS was acquired effective September 30, 1999 for $150,000 cash and is a wholly owned subsidiary of IINN. ACS is a full service provider of computer systems and services to the federal government. ACS focuses on all phases of hardware implementation, including system engineering, product design, software integration and networking communications. In November 1997, ACS was awarded its first General Services Administration (GSA) schedule contract for computer systems and peripherals. This contract has been extended for five additional years. ACS has concentrated its efforts on providing the Federal Government best value systems with on-site service and support as required for both Continental United States (CONUS) and Outside the Continental United States (OCONUS). American Computer Systems maintains a web site at (www.acspc.com). IINN determined after several months that the business of ACS did not meet its business plan requirements and was able to sell 80% of its investment in ACS for $500,000. The Company received payment in full on April 5, 2000.

                                 MR. CIGAR INC.

IINN, through its majority-owned subsidiary, Cigar, sold, licensed and operated the "Mr. Cigar" automated vending humidors, which dispensed mass market and premium cigars. The automated humidors held up to 200 cigars ranging in price from $2 to $35 keeping them humidified until purchased. IINN completed their sale of the vending assets of Mr. Cigar in December 1999.

                                 JOINT VENTURES

INTERNATIONAL INTERNET - AUCTION ANYTHING JOINT VENTURE

In April 1999, IINN entered into a joint venture agreement with AuctionAnything.com, Inc. to launch a cigar auction site, StogiesAuction.com. Stogies Auction, which can be found at URL's www.StogiesAuction.com or www.StogieAuctions.com, offers its members the ability to bid on popular cigars, rare cigars and other hard to find cigar related items. The site offers a company-to-person trading platform as well as a public, person-to-person trading platform offering sellers a vehicle for listing their own items for sale. Buyers are able to browse for items arranged by topic and bid through an automated, easy to use online service. StogiesAuction.com is in direct competition with other Internet companies such as eBay, Inc., Excite Auction, Yahoo Auction and Amazon Auction.

AuctionAnything.com is a network of related distinct internet auction sites designed around specific "micro-community" themes. The network consists primarily of a series of Auction Business Solutions such as (http://www.stogiesauction.com) that are internally hosted and designed to empower business owners with an e-commerce auction engine. Each Auction Business Solution (ABS) is a modular, customized system that removes the barriers of entry for business owners who want to employ their own internet auctions. The network is supplemented by a person-to-person auction site (http://Auctions.AuctionAnything.com) that is designed for community trading. All members of the AuctionAnything.com auction family share a common customer database and user registration enabling merchants to reach a wider audience and consumers to find a wider variety of items.

                                   TRADEMARKS

At this time, the Company has no registered trademarks or trade names.

                                   COMPETITION

All direct marketing and retail businesses are highly competitive. With the internet, the Company competes for consumer expenditures with all other forms of retail businesses, including department, discount, warehouse and specialty stores, mail order, catalog and television home shopping companies as well as other direct sellers and infomercials. The internet home shopping industry is highly competitive. The Company believes that the internet shopping industry is still very attractive to consumers, manufacturers and retailers. The industry offers consumers convenience, entertainment and the opportunity to test market new products, create brand awareness and access additional channels. The Company is at a competitive disadvantage in attracting viewers due to the fact that the Company's internet site is limited to its future advertising budget. The Company expects increasing competition for viewers from major internet providers and retailers that may seek to enter internet shopping. The Company believes that the number of new entrants into the internet shopping industry will also continue to increase. The Company believes that it is positioned to compete; however, no assurance can be given that the Company will be able to acquire consistent advertising at prices favorable to the Company. The Company's competitors are larger and more diversified than the Company, have greater financial, marketing, merchandising and distribution resources; therefore, the Company cannot predict the degree of success, if any, with which it will meet competition in the future.

                              TECHNOLOGICAL CHANGE

The internet is characterized by technological change. The Company's success will depend, in part, on its ability, to enhance its existing services, develop new services that address the needs of its prospective customers and respond to technological advances and practices on a timely basis. The development of a Web entails significant technical, financial and business risks. There can be no assurance that the Company will successfully implement new technologies or adapt its Web site, proprietary technology and transaction-processing systems to customer requirements or emerging industry standards. If the Company is unable, for technical, legal, financial or other reasons, to adapt in a timely manner in response to changing market conditions, such inability could have a material adverse effect on the Company's business, prospects, financial condition and results of operations.

                                   EMPLOYMENT

The Company has three full-time employees in administration and management, six full-time and two part-time employees in the Stogies operation, two full-time and two part-time employees in the Broadcast operation and seven full-time employees in the ACS operation.


ITEM 2.  DESCRIPTION OF PROPERTY

The Company currently maintains two office spaces. The corporate headquarters are located at 6413 Congress Avenue, Suite 240, Boca Raton, Florida 33487. The office is 2,358 square feet, and the monthly rent is $2,697.37. The Florida phone number is (561) 988-0819. The ACS office is located at 14155 G Sullyfield Circle, Chantilly, Virginia 20151. The office is 2,672 square feet and the monthly rent is $2,250. The ACS office phone number is (703) 815-0070. Broadcast's office is located at 3 Firefly Lane, Bar Harbor, Maine 04609. The office of Broadcast is approximately 900 square feet and the monthly rent is $500.


ITEM 3.  LEGAL PROCEEDINGS

None


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


MARKET INFORMATION

IINN has been a non-reporting publicly traded company with certain of its securities exempt from registration under the Securities Act of 1933 pursuant to Rule 504 of Regulation D and Rule 701 of the General Rules and Regulations of the Securities and Exchange Commission. IINN's common stock is traded on the OTC Bulletin Board operated by Nasdaq under the symbol IINN. IINN has not filed a registration statement with the Securities and Exchange Commission and has not been a reporting company under the Securities Exchange Act of 1934. The Nasdaq Stock Market has implemented a change in its rules requiring all companies trading securities on the OTC Bulletin Board to become reporting companies under the Securities Exchange Act of 1934.

The Company was required to become a reporting company by the close of business on January 1, 2000 or no longer be listed on the OTC Bulletin Board. IINN has effected the merger with Caprock and has become a successor issuer thereto in order to comply with the reporting company requirements implemented by the Nasdaq Stock Market.

The following chart shows the quarterly high and low bid prices for the Company's Common Stock for the last two fiscal years, as reported on the OTC:Bulletin Board. The prices represent quotations by dealers without adjustments for retail mark-ups, mark-downs or commissions and may not represent actual transactions.


                                    OPENING          HIGH              LOW              CLOSING
                                    BID              BID               BID              BID
1999 Fourth Quarter                 .053             .505              .045             .230
1999 Third Quarter                  .137             .140              .050             .053
1999 Second Quarter                 .033             .215              .120             .137
1999 First Quarter                  .017             .310              .016             .033
1998 Fourth Quarter                 .021             .031              .016             .017
1998 Third Quarter                  .008             .043              .017             .021
1998 Second Quarter                 .025             .028              .008             .008
1998 First Quarter                  .001             .050              .001             .025

HOLDERS

As of December 31, 1999, there were approximately 889 holders of record of the Company's common stock, an undetermined number of which represent more than one individual participant in securities positions with the Company.

DIVIDENDS

The Company has never paid cash dividends on its common stock, and intends to utilize current resources to expand its operations. Therefore, it is not anticipated that cash dividends will be paid on the Company's common stock in the foreseeable future.

INVESTMENT AGREEMENT

In March 2000, the Company entered into an agreement with Avenel Financial Group ("AFG") to structure and fund an investment in the Company in an amount of up to $11,250,000. The Company plans to issue and sell to investors restricted shares of common stock in the Company at a purchase price of $.375 per share. In addition, one warrant for every five shares purchased will be issued to AFG.
The warrant shall entitle the owner to purchase one share of common stock at an exercise price of $1.50 per share. AFG will be paid a fee in the amount of 3% of the gross amount funded to the Company. On April 3, 2000, the Company issued 11,000,000 shares of its common stock and 2,200,000 of its warrants, with an exercise price of $1.50 per share, for $4,125,000 ($4,001,250, net of AFG's fee).


ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS

From time to time, the Company may publish forward-looking statements relative to such matters as anticipated financial performance, business prospects, technological developments and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. All statements other than statements of historical fact included in this section or elsewhere in this report are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act of 1934. Important factors that could cause actual results to differ materially from those discussed in such forward-looking statements include: 1. General economic factors including, but not limited to, changes in interest rates, trends in disposable income; 2. Information and technological advances; 3. Cost of products sold; 4. Competition; and 5. Success of marketing, advertising and promotional campaigns.

The Company's continuing operations consist of two Internet based businesses. Stogies is an online distributor and retailer of brand name premium cigars within the United States and Canada. Broadcast is an aggregator and broadcaster of streaming media programming on the Web with the network infrastructure to deliver or "stream" live and on-demand audio programs over the Internet and Intranets.

Stogies became operational in November 1998 and it accounts for substantially all of the sales revenue. Broadcast is still completing development of their infrastructure and expanding their base of listeners, and does not expect to commence advertising revenues, other than nominal amounts, until the end of the year 2000.

LIQUIDITY AND CAPITAL RESOURCES

The Company increased its working capital from $73,046 at December 31, 1998 to $3,124,080 at December 31, 1999. The working capital increase in the amount of $3,051,034 consists primarily of increases in cash in the amount of $2,620,571 and marketable securities in the amount of $836,294 less increases in current and deferred income taxes in the amount of $406,283 and less the net liabilities of discontinued operations in the amount of $142,445.

During the year ended December 31, 1999 stockholders' equity increased $3,083,346, which includes net income in the amount of $1,579,963, the sale of common stock for cash in the amount of $384,825, acquisition of assets in the amount of $78,141 and common stock issued for compensation in the amount of $1,040,417.

The Company has budgeted capital expenditures in the amount of $100,000, primarily for Broadcast, for the year 2000 and will utilize cash reserves to meet its requirements.

The Company executed a line of credit agreement with Merrill Lynch in the maximum amount of $3,400,000 on December 13, 1999. The agreement requires annual renewal, expires initially on January 31, 2001 and includes variable interest at a per annum rate equal to the sum of 2.3% plus the 30-day Dealer Commercial Paper Rate. The annual fee is $17,000 and the collateral consists of a first security interest upon the Company's Merrill Lynch securities account containing securities having an aggregate value of not less than 115% of the maximum line of credit.

In March 2000, the Company entered into an agreement with Avenel Financial Group ("AFG") to structure and fund an investment in the Company in an amount of up to $11,250,000. The Company will issue and sell to investors restricted shares of common stock in the Company at a purchase price of $.375 per share and one warrant for every five shares purchased. The warrant shall entitle the owner to purchase one share of common stock at an exercise price of $1.50 per share. AFG will be paid a fee in the amount of 3% of the gross amount funded to the Company. On April 3, 2000, the Company issued 11,000,000 shares of its common stock and 2,200,000 of its warrants, with an exercise price of $1.50 per share, for $4,125,000 ($4,001,250, net of AFG's fee).

SALES AND COST OF SALES

During the year ended December 31, 1999, sales increased 41 times from $23,790 to $1,001,587. Stogies became an online distributor and retailer of brand name premium cigars in November 1998 and accordingly had only nominal Internet sales until 1999. The Company, through Mr. Cigar, discontinued its sale of cigars through automated vending humidors in December 1999 and will continue cigar sales through Stogies' online distributorship.

Stogies sales are expected to maintain the sales level experienced during the fourth quarter of 1999 ($489,186) for the next year.

As a result of start-up costs, Stogies cost of sales exceeded sales by $2,620 in 1998. During 1999 the Company realized a gross profit of 21% and expects this margin to continue into the year 2000.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses increased $1,694,653 (266%) to $2,330,971 in 1999 from $636,318 in 1998. The increase consists primarily of the following:
(1) bonuses and other compensation paid with stock to officers, directors, consultants and employees in the amount of $1,040,417, (2) increased advertising costs in the amount of $126,085, (3) increased payroll costs in the amount of $113,466, due primarily to an increase in personnel from the level in 1998, (4) increased legal and professional costs in the amount of $112,376, (5) increased insurance costs in the amount of $46,418, and (6) freight cost increases in the amount of $47,950. The remaining increase in the amount of $207,941 consists of general increases in most expenses, telephones, rent, travel, printing, and other general office expenses consistent with the increased business activity.

It is currently anticipated that general and administrative expenses in 2000 should be substantially lower than experienced in 1999 for existing operations, since approximately 45% of the 1999 amount consisted of bonuses and other compensation that was paid in stock and which are not expected to continue at the same level.

OTHER INCOME AND EXPENSES

Other income in 1999 consists of net gains from sales of marketable securities in the amount of $3,428,741 as compared to a loss in the amount of $7,027 recognized in 1998. The Company received interest and dividend income in the amount of $72,750 in 1999 as compared to $1,482 in 1998, due primarily to higher cash balances that arose from the gains recognized from the sale of marketable securities. The Company also recognized an unrealized gain from its marketable security investments in the amount of $756,067 in 1999. The Company did not have an investment in marketable securities at the end of 1998.

INCOME TAXES

The Company's 1999 income tax expense consisted of current taxes in the amount of $115,125 and deferred income taxes in the amount of $291,158. The deferred tax benefit that would have been recognized in 1998 was fully reserved due to the uncertainty, at that time, that the resulting deferred tax asset would be realized.

DISCONTINUED OPERATIONS

The Company decided in December 1999 to divest itself of the majority of its ownership in ACS, to allow it to concentrate its efforts in its core Internet businesses. As a result of this decision, the Company has recorded a loss from discontinued operations for the three months ended December 31, 1999, in the amount of $115,421, which is net of the income tax benefit of $84,807.

The Company anticipates a net gain from the sale of 80% of its investment in ACS, which amount is expected to exceed the operating loss of ACS through the date of the sale.


ITEM 7.    FINANCIAL STATEMENTS

The Consolidated Financial Statements of International Internet, Inc. and Subsidiaries, together with the report thereon of Goldstein Lewin & Co. dated March 31, 2000 for the year ended December 31, 1999 is set forth on pages F-1 through F-21 hereof.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company has dismissed its former principal accountants, Weinberg & Company, P.A. and engaged Goldstein Lewin and Co. as its principal accountants. The change was made effective February 14, 2000. From inception, June 7, 1999, of Caprock Corporation there were no disagreements with the former accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of the former accountants would have caused them to make reference in connection with their report to the subject matter of the disagreements. The decision to change accountants was approved by the Board of Directors of the Company.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS, EXECUTIVE OFFICERS AND SIGNIFICANT EMPLOYEES

The following table sets forth the names, ages and current positions with the Company held by the Directors, Executive Officers and Significant Employees, together with the year such positions were assumed. There is no immediate family relationship between or among any of the Directors, Executive Officers or Significant Employees, and the Company is not aware of any arrangement or understanding between any Director or Executive officer and any other person pursuant to which he was elected to his current position.

                                                              POSITION OR OFFICE                 DATE FIRST
NAME                                        AGE               WITH THE COMPANY                   ELECTED
----                                        ---               ----------------                   -------
Gary Schultheis                             34                President, Director                1998
Herbert Tabin                               32                Vice President, Director           1998
Joel C. Holt                                69                Director                           1998
Dr. Irwin Horowitz                          62                Director                           1998
Robert Wussler                              59                Director                           1998

GARY SCHULTHEIS is the founder of International Internet, Inc. and has served as its President and a Director of the Company since February, 1998. Mr. Schultheis currently serves as President and CEO of Millennium Holdings Group, Inc., a corporate consulting firm. Mr. Schultheis attended the State University of New York at Farmingdale in 1984. From March 1994 to February 1996, Mr. Schultheis was President of Wall Street Enterprises d/b/a Wall Street Associates, a financial consulting firm specializing in mergers and acquisitions. In February 1996, Wall Street Enterprises was acquired by Millennium Holdings Group, Inc. Currently, Wall Street Enterprises d/b/a Wall Street Associates is a wholly-owned subsidiary of Millennium Holdings Group, Inc.

HERBERT TABIN is a founder of International Internet, Inc. and has served as Vice President and a Director of the Company since February, 1998. Prior to starting the Company, Mr. Tabin was a Vice President of Marketing with LBI Group, Inc., a merchant banking and venture capital group from April 1995 to December 1996. Mr. Tabin received a Bachelor of Science in Business Economics from the State University of New York in 1989 and has been involved in financial consulting and investment counseling since 1989.

JOEL C. HOLT serves as a Director of the Company. Mr. Holt holds a Bachelor of Science Degree from the Medical College of Virginia in both Physical Therapy and Biology. Mr. Holt served in various and progressively more responsible sales and marketing positions for the Proctor and Gamble company for over 30 years, culminating as Territory Manager for the

Western District of North Carolina. In 1987, he was instrumental in the formation of Keystone Laboratories, Inc., where he remains as President.

DR. IRWIN A. HOROWITZ serves as a Director of the Company. Dr. Horowitz received his podiatry degree from the M.J. Lewis College of Podiatric Medicine in 1959. Dr. Horowitz has been the Chairman of the Board, Chief Executive Officer and the President of Diversifax Inc. that is primarily engaged as an international supplier of in-room facsimile systems to the hospitality industry. For more than five years, Dr. Horowitz has been Chairman of the Board and President of IMSG Systems, Inc. and certain affiliated companies that were acquired by Diversifax in 1993. Dr. Horowitz is also a Director of the Langer Biomechanics Group, Inc., a public company primarily engaged in the business of manufacturing and selling orthotic products.

ROBERT M. WUSSLER serves as a Director of the Company. Mr. Wussler is one of the founders of Cable News Network (CNN). From 1980 until 1990, he served as Senior Executive Vice President of Turner Broadcasting. Mr. Wussler is the former president of the Atlanta Braves professional baseball team and the Atlanta Hawks professional basketball team. Prior to joining Turner Broadcasting, Mr. Wussler was president of the Columbia Broadcasting System (CBS).


ITEM 10.     EXECUTIVE COMPENSATION

The following table shows the cash compensation of the Company's chief executive officer and each officer whose total cash compensation exceeded $100,000, for the three fiscal years ended December 31, 1999. The Company has no long-term compensation plans.

     NAME AND           FISCAL                                                OTHER                 ALL
     PRINCIPAL           YEAR                                                ANNUAL                OTHER
     POSITION            ENDED         SALARY ($)         BONUS ($)       COMPENSATION         COMPENSATION
Gary Schultheis        12/31/99         $102,500          $103,437             N/A                  N/A
                       12/31/98         $102,500           $45,534             N/A                  N/A
                       12/31/97            N/A               N/A               N/A                  N/A

Herbert Tabin          12/31/99         $102,500          $103,437             N/A                  N/A
                       12/31/98         $102,500           $44,784             N/A                  N/A
                       12/31/97            N/A               N/A               N/A                  N/A


The amount included in bonus in 1999 was paid in restricted common stock. The amount included as bonus in 1998 represents compensation accrued in 1997 but not paid until the funds were available in 1998.

On November 11, 1999, the Company established the International Internet, Inc. Stock Option Plan ("Plan") to grant to officers and other employees, non-employee directors, consultants and advisors and other persons who may perform significant services for or on behalf of the Company, a favorable opportunity to acquire common stock of the Company. The Company has reserved 25,000,000 shares for issuance under the Plan and may grant both incentive stock options within the meaning of Section 422 of the Code ("Incentive Stock Options") and stock options that do not qualify for treatment as Incentive Stock Options ("Nonstatutory Options").

On November 11, 1999, the Board of Directors granted options to the members of the Board of Directors, employees of the Company and certain consultants for a total of 9,500,000 shares of the common stock of the Company. As a reward to its directors, employees and consultants and as a further incentive to remain with the Company, the Board of Directors gave each director, employee and consultant a bonus to allow them to exercise their stock options.

On September 30, 1999, the Company granted an option to acquire 2,000,000 shares of its common stock at an exercise price of $.10 to the vice president, and former owner, of ACS as a part of his employment agreement.
The option is exercisable for a period of five years.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                        Number of        Percent of         Exercise
                                        Securities      total options/       or base
                                        Underlying      SARs granted          price             Expiration
                                        options/        to employees        ($/share)              date
                                      SARs granted        in fiscal
                                        (number)            year
Gary Schultheis                         1,250,000           17.9%             $.065                 N/A
Herbert Tabin                           1,250,000           17.9%             $.065                 N/A

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES

                                Shares              Value        Number of Securities        Value of
                               Acquired           realized      underlying unexercised      unexercised
                                  On                 ($)            options/SARs at        in-the-money
                               Exercise                             FY-end (number)        options/SARs
           Name                (number)                              Exercisable/          at FY-end ($)
                                                                     Unexercisable         Exercisable/
                                                                                           Unexercisable
Gary Schultheis                1,250,000              0                  None                  None
Herbert Tabin                  1,250,000              0                  None                  None

There were no long-term incentive plan awards during the fiscal year.


ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table indicates all persons who, as of February 29, 2000, the most recent practicable date, are known by the Company to own beneficially more than 5% of any class of the Company's voting securities and all Directors of the Company and all Officers who are not Directors of the Company, as a group. As of February 29, 2000, there were 767,446,187 shares of the Company's common stock outstanding.

                       NAME AND ADDRESS                            AMOUNT AND NATURE
       TITLE             OF BENEFICIAL                               OF BENEFICIAL                      % OF
     OF CLASS                OWNER                                       OWNER                          CLASS
      Common       Gary Schultheis                                   251,109,000                        32.72%
                   6413 Congress Ave, Suite 240
                   Boca Raton, FL  33487

      Common       Herbert Tabin                                     251,079,000                        32.72%
                   6413 Congress Ave, Suite 240
                   Boca Raton, FL  33487

      Common       Joel C. Holt                                       18,701,666                         2.44%
                   E-11 Woodfield Condos
                   Asheville, NC  28803

      Common       Robert Wussler                                      9,247,866                         1.20%
                   7904 Sandalfoot Dr.
                   Potomac, MD  20854

      Common       Dr. Irwin A. Horowitz                               9,226,666                         1.20%
                   P.O. Box 859
                   Tallevast, FL  34270

      Common       All directors and executive                       539,364,198                        70.28%
                   officers as a group (five persons)

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


None.


ITEM 13.     EXHIBITS AND REPORTS ON FORM 8-K

         (A)      EXHIBITS - See Exhibit Index at page 19.

         (B)      REPORTS ON FORM 8-K - The Company filed the following Form
                  8-K's:

                  1. The Company filed Form 8-K on November 26, 1999 to report the resignation of James M. Cassidy as director and officer of the Company and the appointment of Gary Schultheis as director and President, Secretary and Treasurer of the Company.

                  2. The Company filed Form 8-K on November 29, 1999 to report the change in control of the Company pursuant to a Stock Purchase Agreement dated November 26, 1999 by and between International Internet, Inc. and TPG Capital Corporation. The Stock Purchase Agreement was attached as an exhibit.

                  3. The Company filed Form 8-K on December 4, 1999 to report the merger of International Internet, Inc. into Caprock Corporation, the Registrant, with International Internet, Inc. being the survivor. Financial statements included the audited financial statements of International Internet, Inc. for the year ended December 31, 1998, the unaudited financial statements of International Internet, Inc. at September 30, 1999 and for the three and nine months then ended and a pro forma balance sheet as of September 30, 1999 and pro forma statements of operations for the nine months ended September 30, 1999 and the year ended December 31, 1998.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            INTERNATIONAL INTERNET, INC.



Date:    April 11, 2000                     By: /s/ Gary Schultheis
                                                -------------------------------
                                                Gary Schultheis,
                                                President and Principal
                                                Financial and Accounting Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:    April 11, 2000                     By: /s/ Gary Schultheis
                                                -------------------------------
                                                Gary Schultheis,
                                                Director

Date:    April 11, 2000                     By: /s/  Herbert Tabin
                                                -------------------------------
                                                Herbert Tabin,
                                                Vice President, Director

Date:    April 11, 2000                     By: /s/  Joel C. Holt
                                                -------------------------------
                                                Joel C. Holt,
                                                Director

Date:    April 11, 2000                     By: /s/  Robert Wussler
                                                -------------------------------
                                                Robert Wussler,
                                                Director

Date:    April 11, 2000                     By: /s/  Dr. Irwin A. Horowitz
                                                -------------------------------
                                                Dr. Irwin A. Horowitz,
                                                Director

EXHIBITS HAVE BEEN OMITTED FROM THIS COPY. COPIES OF EXHIBITS MAY BE OBTAINED FROM INTERNATIONAL INTERNET, INC. (THE "COMPANY") UPON REQUEST AND PAYMENT OF THE COMPANY'S COSTS IN FURNISHING SUCH COPIES. COPIES MAY ALSO BE OBTAINED FROM THE SECURITIES AND EXCHANGE COMMISSION FOR A SLIGHT CHARGE.

          (The foregoing is not applicable to the original(s) hereof.)

                                  EXHIBIT INDEX

       Securities and
          Exchange
         Commission                                                                                     Page
         Exhibit No.           Type of Exhibit                                                         Number
              1                Underwriting agreement                                                    N/A
              2                Plan of acquisition, reorganization, arrangement,
                               liquidations, or succession.                                              N/A
              4                Instruments defining the rights of holders
                               including indentures.                                                     N/A
              9                Voting trust agreement                                                    N/A
             10                Material contracts                                                        N/A
             11                Statement re: computation of per share earnings                           N/A
             16                Letter on change in certifying accountant                                 N/A
             18                Letter on change in accounting principles                                 N/A
             21                Subsidiaries of the registrant                                      Part I, Item 1
             22                Published report regarding matters submitted to vote                      N/A
             23                Consent of experts and counsel                                            N/A
             24                Power of attorney                                                         N/A
             27                Financial Data Schedule                                               FDS Exhibit
             99                Additional Exhibits                                                       N/A

                  INTERNATIONAL INTERNET, INC. AND SUBSIDIARIES
                                TABLE OF CONTENTS





                                                                                            PAGE
                                                                                            ----
INDEPENDENT AUDITORS' REPORTS                                                             F-2 - F-3

FINANCIAL STATEMENTS:

    Consolidated Balance Sheet                                                            F-4 - F-5

    Consolidated Statements of Operations                                                 F-6

    Consolidated Statements of Changes in Stockholders' Equity                            F-7

    Consolidated Statements of Cash Flows                                                 F-8 - F-9

NOTES TO THE FINANCIAL STATEMENTS                                                         F-10 - F-21

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Stockholders
International Internet, Inc. and Subsidiaries
Boca Raton, Florida


We have audited the accompanying consolidated balance sheet of International Internet, Inc. and Subsidiaries as of December 31, 1999, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We did not audit the financial statements of American Computer Systems, Inc., a consolidated subsidiary, which statements reflect total assets and revenues constituting 9% and 23%, respectively, of consolidated 1999 totals. Those statements were audited by other auditors whose report has been furnished to us, and in our opinion, insofar as it relates to the amounts included for American Computer Systems, Inc., is based solely on the report of other auditors.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audit and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of International Internet, Inc. and Subsidiaries as of December 31, 1999, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.


                                                     GOLDSTEIN LEWIN & CO.

Boca Raton, Florida
March 31, 2000

                          INDEPENDENT AUDITOR'S REPORT




To the Board of Directors of
International Internet, Inc.

         We have audited the accompanying statements of operations, changes in stockholders' equity and cash flows of International Internet, Inc. and subsidiary for the year ended December 31, 1998. These financial statements are the responsibility of the management of International Internet, Inc. Our responsibility is to express an opinion on these financial statements based on our audit.

         We have conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the statements of operations, changes in stockholders' equity and cash flows referred to above present fairly, in all material respects, the results of operations and cash flows of International Internet, Inc. and subsidiary for the year ended December 31, 1998 in conformity with generally accepted accounting principles.






Harmon & Company, CPA, Inc.
Dublin, Ohio
June 10, 1999

                  INTERNATIONAL INTERNET, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 1999

                                     ASSETS
CURRENT ASSETS
    Cash                                    $2,737,537
    Accounts Receivable                         34,098
    Marketable Securities                      836,294
    Inventory                                   97,934
    Notes Receivable                            26,350
    Prepaid Insurance                            4,136
    Assets of Discontinued Operation           447,665
                                            ----------

                   Total Current Assets      4,184,014
                                            ----------

PROPERTY AND EQUIPMENT, Net                     97,209
                                            ----------

OTHER ASSETS
    Goodwill, Net                               47,323
    Other Assets                                10,882
                                            ----------
                                                58,205
                                            ----------
                                            $4,339,428
                                            ==========

                          The Accompanying Notes are an
                   Integral Part of These Financial Statements

                  INTERNATIONAL INTERNET, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 1999

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Accounts Payable                                     $  131,754
    Accrued Liabilities                                       5,244
    Liabilities of Discontinued Operation                   590,110
    Stockholder Loans                                        18,000
    Income Taxes                                             30,318
    Deferred Income Taxes                                   284,508
                                                         ----------

                   Total Current Liabilities              1,059,934
                                                         ----------

LONG-TERM LIABILITIES
    Deferred Income Taxes                                     6,650
                                                         ----------

COMMITMENTS

STOCKHOLDERS' EQUITY
    Cumulative Convertible Preferred Stock,
      Par Value .0001; Authorized 10,000,000
      Shares, Outstanding  -0- Shares
    Common Stock, Par Value $0.00001;
      Authorized 1,000,000,000 Shares, Issued
      and Outstanding 767,446,187 Shares                      7,674
    Additional Paid-in Capital                            2,658,741
    Retained Earnings                                       606,429
                                                         ----------

                                                          3,272,844
                                                         ----------

                                                         $4,339,428
                                                         ==========

                          The Accompanying Notes are an
                   Integral Part of These Financial Statements

                  INTERNATIONAL INTERNET, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                                       1999                    1998
                                                                       ----                    ----
SALES                                                            $   1,001,587             $      23,790

COST OF SALES                                                          790,646                    26,410
                                                                 -------------             -------------

                   Gross Profit (Loss)                                 210,941                    (2,620)

General and Administrative Expenses                                  2,330,971                   636,318
                                                                 -------------             -------------

                   Loss from Operations                             (2,120,030)                 (638,938)
                                                                 -------------             -------------

OTHER INCOME (EXPENSE)
    Gains (Loss) from Sale of Marketable Securities                  3,428,741                    (7,027)
    Loss on the Sale of Property and Equipment                         (35,861)
    Investment Income                                                   72,750                     1,482
    Unrealized Gain on Marketable Securities                           756,067
                                                                 -------------             -------------

                   Total Other Income (Expense)                      4,221,697                    (5,545)
                                                                 -------------             -------------

                   Income (Loss) Before Income Taxes                 2,101,667                  (644,483)

    Income Taxes                                                       406,283
                                                                 -------------             -------------
    Income (Loss) from Continuing Operations                         1,695,384                  (644,483)

    Loss from Discontinued Operations                                 (115,421)
                                                                 -------------             -------------
                   Net Income (Loss)                             $   1,579,963             $    (644,483)
                                                                 =============             =============

Weighted Average Number of Common Shares Outstanding:
   Basic                                                           748,412,398               666,649,550
                                                                 =============             =============
   Assumed Diluted                                                 748,916,508               666,649,550
                                                                 =============             =============

Earnings (loss) Per Share:
   Basic                                                         $        0.00             $        0.00
                                                                 =============             =============
   Diluted                                                       $        0.00             $        0.00
                                                                 =============             =============
   Discontinued Operations                                       $        0.00             $        0.00
                                                                 =============             =============

                          The Accompanying Notes are an
                   Integral Part of These Financial Statements

                INTERNATIONAL INTERNET, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 1999 AND 1998





                                            Common Stock             Additional                         Retained          Total
                                         --------------------         Paid-in        Subscriptions      Earnings      Stockholders'
                                         Shares        Amount         Capital         Receivable       (Deficit)         Equity
                                         ------        ------         -------         ----------       ---------         ------
Balance at December 31, 1997           593,598,000     $ 5,936      $  326,596        $              $ (329,051)      $    3,481
   Issuance for:
     Cash                              103,553,000       1,036         518,614                                           519,650
     Services                            6,576,500          66         162,134                                           162,200
     Acquisition of International
      Internet, Inc.                    32,340,600         323         148,327                                           148,650
     Stock Subscription Receivable       3,633,000          36          74,789         (74,825)
                   Net Loss                                                                            (644,483)        (644,483)
                                       -----------     -------      -----------       ---------      -----------      -----------

Balance at December 31, 1998           739,701,100       7,397       1,230,460         (74,825)        (973,534)         189,498
   Issuance for:
     Cash                                6,195,087          62         309,938          74,825                           384,825
     Services                           10,150,000         101         422,816                                           422,917
     Acquisitions:
       GoldOnline.com                    1,000,000          10          33,844                                            33,854
       WebHumidor.com                      100,000           1          13,046                                            13,047
       BroadcastWeb.com                    300,000           3          31,237                                            31,240
       Caprock Merger                      500,000           5              (5)
     Stock Bonuses                       9,500,000          95         617,405                                           617,500
                   Net Income                                                                         1,579,963        1,579,963
                                       -----------     -------      -----------       ---------      -----------      -----------

Balance at December 31, 1999           767,446,187     $ 7,674      $2,658,741        $              $  606,429       $3,272,844
                                       ===========     =======      ===========       =========      ===========      ===========

                          The Accompanying Notes are an
                   Integral Part of These Financial Statements

                  INTERNATIONAL INTERNET, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                     YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                                           1999                     1998
                                                                           ----                     ----
CASH FLOWS FROM OPERATING ACTIVITIES
    Net Income (Loss)                                                  $ 1,579,963             $  (644,483)
    Adjustments to Reconcile Net Income (loss) to
      Net Cash Provided by (Used in) Operating Activities:
        Depreciation                                                        42,747                  27,749
        Amortization                                                         4,655
        Loss from Discontinued Operations                                  115,421
        Loss on Sale of Property and Equipment                              35,861
        Gain on Marketable Investment Securities                        (3,428,741)
        Unrealized Gain on Marketable Investment Securities               (756,067)
        Common Stock Issued for Services                                 1,040,417                 162,200
        Deferred Income Taxes                                              291,158
        Change in Assets and Liabilities:
          (Increase) Decrease in:
            Accounts Receivable                                            (22,098)                (12,000)
            Inventory                                                      (83,879)                  1,084
            Other Assets                                                    (4,636)                 18,437
          Increase (Decrease) in:
            Accounts Payable                                               109,942
            Accrued Liabilities                                            (42,919)                (84,117)
            Income Tax Payable                                             115,125
            Purchases of Marketable Investment Securities                  (30,001)
            Proceeds From Sale of Marketable
              Investment Securities                                      3,437,369
                                                                       -----------             -----------

                   Net Cash Provided by (Used in)
                     Operating Activities                                2,404,317                (531,130)
                                                                       -----------             -----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchases of Property and Equipment                                    (85,788)                (77,339)
    Purchases of Marketable Investment Securities                          (25,000)
    Net Advances to Discontinued Operations                               (202,195)
    Net Cash Provided by Acquisitions                                      294,413
    Acquisition of Subsidiaries                                           (168,000)
                                                                       -----------             -----------

                   Net Cash Used in Investing Activities                  (186,570)                (77,339)
                                                                       -----------             -----------

                          The Accompanying Notes are an
                   Integral Part of These Financial Statements

                  INTERNATIONAL INTERNET, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                     YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                                                    1999                    1998
                                                                                    ----                    ----
CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from Sale of Common Stock                                          $   384,825             $   519,650
    Advances from Stockholder                                                        18,000
    Acquisition of Additional Interests in Subsidiary                                                       145,145
                                                                                -----------             -----------

                   Net Cash Provided By Financing
                     Activities                                                     402,825                 664,795
                                                                                -----------             -----------

                   Net Increase in Cash and Cash
                     Equivalents                                                  2,620,572                  56,326

Cash and Cash Equivalents:
    Beginning                                                                       116,965                  60,639
                                                                                -----------             -----------

    Ending                                                                      $ 2,737,537             $   116,965
                                                                                ===========             ===========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

    Acquisition of Subsidiaries
      Fair Value of:
        Working Capital, Other than Cash                                        $  (357,812)
        Fixed Assets, Net of Depreciation                                            (3,828)
        Other Assets                                                                (54,990)
        Cost in Excess of Net Assets of
           Company Acquired, Net                                                    (89,081)
        Liabilities                                                                 768,884
        Issuance of Common Stock on Acquisition                                      31,240
                                                                                -----------

                   Net Cash Provided By Acquisitions                            $   294,413
                                                                                ===========

    Sale of Fixed Assets in
      Exchange for Promissory Notes                                             $    26,350
                                                                                ===========

    Common Stock Issued for Services                                            $ 1,040,417             $   162,200
                                                                                ===========             ===========

    Common Stock Issued for Domain Name                                         $    13,047
                                                                                ===========

    Common Stock Issued for Investment                                          $    33,854
                                                                                ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

    Cash Payments for:
      Interest                                                                  $        10             $        99
                                                                                ===========             ===========

                          The Accompanying Notes are an
                   Integral Part of These Financial Statements

                  INTERNATIONAL INTERNET, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND NATURE OF BUSINESS

International Internet, Inc. (the "Company" or "IINN"), is a diversified holding company which develops and operates Internet and direct retail marketing companies and computer service providers on the Internet. The IINN Group includes wholly owned subsidiaries; American Computer Systems ("ACS") (Notes 4, 9 and 12), StogiesOnline.com, Inc. (StogiesOnline.com) and WebHumidor.com Corp. and majority owned subsidiaries, The BroadcastWeb.com, Inc. (www.thebroadcastweb.com) and Mr. Cigar, Inc. ("Cigar"). In addition, StogiesAuction.com is a joint venture between AuctionAnything.com, Inc. and IINN. IINN was incorporated in Delaware on June 21, 1994.

MERGER

On November 26, 1999, International Internet, Inc. acquired 100% of the issued and outstanding stock of Caprock Corporation, a Delaware corporation ("Registrant") ("Caprock") in exchange for 500,000 IINN common shares. As a result of IINN's 100% ownership of the Registrant, the Board of Directors of IINN, on December 1, 1999, with unanimous written consent, elected to merge the Registrant into IINN pursuant to Section 253 of Delaware's General Corporate Laws. As a result of the merger, IINN is the surviving company. Caprock was a dormant company and its assets and liabilities were insignificant.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of International Internet, Inc. and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

REVENUE RECOGNITION

Revenue from sales of cigars over the Internet is recognized upon shipment (Note
4). Provision is made at the time the related revenue is recognized for estimated product returns.

RISK AND UNCERTAINTIES

The Company is subject to all of the risks inherent in an early stage company in the Internet industry. These risks include, but are not limited to, a limited operating history, limited management resources, dependence upon consumer acceptance of the Internet, Internet related security risks and the changing nature of the electronic commerce industry. The Company's operating results may be materially affected by the foregoing factors.

                  INTERNATIONAL INTERNET, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

CASH EQUIVALENTS

For purposes of the statements of cash flows, the Company considers all highly liquid short-term investments purchased with an original maturity of three months or less to be cash equivalents.

INVESTMENT SECURITIES

Investments are classified into three categories as follows:

         -        Held-to-maturity securities reported at amortized cost;
         - Trading securities reported at fair value with unrealized gains and losses included in earnings;
         - Securities available-for-sale reported at fair value with unrealized gains and losses reported in other comprehensive income.

INVENTORIES

Inventories are stated at the lower of cost or market determined by the first-in, first-out method. Inventory consists of cigars and related accessories.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost and depreciated on a straight-line basis over the assets' estimated useful lives.

GOODWILL

Goodwill represents the excess of the cost of the Company's interest in a purchased subsidiary over the fair value of a proportionate share of its net assets at the date of acquisition. Goodwill is being amortized using the straight-line method over 15 years.

NEW ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The new statement requires all derivatives to be recorded on the balance sheet at fair value and establishes new accounting rules for hedging instruments. The statement is effective for years beginning after June 15, 2000 (as amended by SFAS 137). The Company is assessing the impact this statement will have on the financial statements.

                  INTERNATIONAL INTERNET, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


ACCOUNTING ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares outstanding. Diluted net income (loss) per share includes the dilutive effect of stock options.

STOCK BASED COMPENSATION

The Company measures stock based compensation expense for its stock based employee compensation plan using the intrinsic value method (Note 8).

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of cash, accounts receivable, accounts payable, and accrued liabilities approximate fair value because of the short maturity of the instruments and the provision, if any, for what management believes to be adequate reserves for potential losses.

LONG-LIVED ASSETS

The Company reviews for the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount.

CONCENTRATION OF CREDIT RISK

The Company at times has cash in banks in excess of FDIC insurance limits and places its temporary cash investments with high credit quality financial institutions.

RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the current year presentation.

                  INTERNATIONAL INTERNET, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2:  PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31, 1999:

                                                                    Lives
                                                                   In Years
                                                                   --------
          Furniture                                  $ 62,691         7
          Transportation Equipment                     20,029         5
          Equipment                                     5,749         5
          Leasehold Improvements                       34,930        10
                                                     --------
                                                      123,399

          Less:  Accumulated Depreciation              26,190
                                                     --------
                                                     $ 97,209
                                                     ========

NOTE 3:           MARKETABLE INVESTMENT SECURITIES

The amortized cost of investment securities as shown in the accompanying balance sheet and their estimated market value at December 1999 are as follows:

                                                             Gross             Gross
                                           Amortized       Unrealized        Unrealized            Fair
                                             Cost            Gains             Losses              Value
                                             ----            -----             ------              -----
TRADING:

    US Corporate Equity Securities          $21,373         $756,067          $                   $777,440
                                            =======         ========          ==========          ========

During 1999, IINN sold shares of equity investment securities for proceeds of $3,437,369, realizing a gain of $3,428,741, based on the average cost method.

AVAILABLE FOR SALE:

At December 31, 1999, IINN held a security interest in GoldOnline International, Inc. with a cost and approximate fair market value of $58,854.


NOTE 4:  ACQUISITIONS AND VENTURES

Effective September 30, 1999, 100% of the outstanding common stock of American Computer Systems, Inc. ("ACS") a Virginia Corporation, was acquired for $150,000. ACS provides sales of computer hardware and software to government agencies.

                  INTERNATIONAL INTERNET, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4:  ACQUISITIONS AND VENTURES (CONTINUED)

On June 14, 1999, 90% of the outstanding common stock of The BroadcastWeb Network, Inc. ("BW") a Maine corporation, was acquired in exchange for $18,000 and 300,000 shares of the common stock of IINN. The BroadcastWeb Network, Inc. is an aggregator and broadcaster of streaming media programming of the Web with the network infrastructure to deliver or "stream" live and on-demand audio programs over the Internet and Intranets.

The acquisitions were accounted for as purchases and accordingly, the operations of ACS (Note 10) and BW have been included in the Company's financials since the date of acquisition. The excess of the purchase price over the fair market value of the assets acquired of approximately $49,240 for BW is being amortized over 15 years. The excess of the purchase price over the fair market value of the ACS net assets acquired has been included in the determination of the discontinued operations (Notes 9 and 12).

Prior to the acquisition of BW, BW did not have significant operations and therefore pro-forma financial information has not been presented.

ACS has been treated as a discontinued operation (Notes 9 and 12) and as a result pro-forma information has not been presented.

On February 3, 1999, GoldOnline.com, Inc. was incorporated by the Company in the State of Delaware for the purpose of acquiring the domain name GoldOnline.com. The domain name was acquired for $25,000 and 1,000,000 shares of the common stock of IINN (Note 5).

On April 13, 1999, WebHumidor.com, Corp. was incorporated by the Company in the State of Delaware for the purpose of acquiring the domain name WebHumidor.com and is currently inactive. The domain name was acquired for $3,000 and 30,000 shares of WebHumidor.com, Corp. common stock and 100,000 shares of the common stock of IINN.

On April 21, 1999, StogiesOnline.com, Inc. (formerly Stogies Worldwide, Inc.) was incorporated by the Company in Delaware for the purpose of becoming an online distributor and retailer of brand name cigars.

In April of 1999, IINN entered into a joint venture agreement with AuctionAnything.com, Inc. to launch a cigar auction site, StogiesAuction.com. The site is to offer a company-to-person trading platform as well as a public, person-to-person trading platform offering sellers a vehicle for listing their own items for sale.

On May 6, 1999, International E-Tail Group, Inc. was incorporated by the Company under the laws of the State of Nevada and is currently inactive.

On May 6, 1999, International Internet Ventures I, LLC was organized as a Delaware Limited Liability Company and is currently inactive.

                  INTERNATIONAL INTERNET, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5:  DIVESTITURES

On June 11, 1999, the Company sold 100% of its issued and outstanding stock in GoldOnline.com, Inc. for 10,000,000 shares of the common stock of GoldOnline International, Inc. resulting in no gain or loss


NOTE 6:  INCOME TAXES

The tax effect of each type of temporary difference that gives rise to a significant portion of deferred tax liabilities and the total deferred tax liabilities as of December 31, 1999 are as follows:

Deferred Tax Liabilities:
    Property and Equipment                                                                       $  6,650
    Unrealized Investment Gains                                                                   284,508
                                                                                                 --------

                                                                                                 $291,158
                                                                                                 ========

Deferred tax liabilities are reflected on the balance sheet at December 31, 1999 as follows:

    Short-Term Deferred Tax Liability                                                            $284,508
    Long-Term Deferred Tax Liabilities                                                              6,650
                                                                                                 --------

                                                                                                 $291,158
                                                                                                 ========

The net decrease in the valuation allowance was approximately $344,000 for the year ended December 31, 1999.

The components of income tax expense are as follows for the years ended December
31, 1999:

    Current Tax Expense:

      Federal                                                                                    $ 98,254
      State                                                                                        16,871
                                                                                                 --------
                                                                                                  115,125
    Deferred Tax Expense:                                                                         291,158
                                                                                                 --------
            Total Income Tax Expense                                                             $406,283
                                                                                                 ========

                  INTERNATIONAL INTERNET, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6:  INCOME TAXES (CONTINUED)

The provision for income taxes at the Company's effective tax rate differed from the provision for income taxes at the statutory rate are as follow:

                                                                          1999              1998
                                                                          ----              ----
Provision Computed at Statutory Rate                                   $ 714,600         $(219,100)

Reductions (Increases) in Taxes Resulting from:
    State Income Taxes, Net of Federal
      Income Tax Benefit                                                  76,100
    Utilization of Net Operating Loss Carryforward                      (344,000)
    Valuation Allowance                                                                    219,100
    Other Items, Net                                                     (40,417)
                                                                       ---------         ---------

                                                                       $ 406,283         $
                                                                       =========         =========

NOTE 7:  COMMITMENTS

The Company has entered into two noncancelable leases in Boca Raton, Florida and Bar Harbor, Maine and a month-to-month lease in Chantilly, Virginia for office space. The Boca Raton, Florida lease provides for base monthly rentals of $1,769 plus the Company's proportionate share of certain expenses with 5% annual increases through October 14, 2001 with a three-year option to renew at market rates. The Bar Harbor, Maine lease provides for monthly rentals of $500 through December 15, 2000, with a two-year option to renew. The month-to-month lease in Chantilly, Virginia provides for monthly rentals at $2,250 per month.


Minimum future obligations over the term of the lease are as follows:

                     YEAR ENDING DECEMBER 31,
                     ------------------------
                             2000                      $28,469
                             2001                       19,498
                                                       -------
                                                       $47,967
                                                       =======

Rent expense for the years ended December 31, 1999 and 1998 aggregated $40,270 and $20,760, respectively.

                  INTERNATIONAL INTERNET, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8:  CAPITAL STRUCTURE

PREFERRED STOCK:

The Company has 10,000,000 shares of cumulative convertible preferred stock (par value $.0001) authorized. The Board has the authority to issue the shares in one or more series and to fix the designation, preferences, powers and other rights, as it deems appropriate. No shares of preferred stock have been issued.

COMMON STOCK:

The Company has 1,000,000,000 shares of common stock (par value $.00001) authorized. Common stock has one vote per share for the election of directors and all other matters submitted to a vote of stockholders. Shares of common stock do not have cumulative voting, preemptive redemption or conversion rights. The Company at December 31, 1999 had reserved 2,000,000 shares of common stock relating to unexpired options.

During the year ended December 31, 1999, the Company issued 6,195,087 shares for cash at prices ranging from $.04 to $.07 per share.

During the year ended December 31, 1999, the Company issued 10,150,000 shares as compensation for services rendered by various employees, consultants and professionals. The Company, in recording the compensation, valued the shares at $.0625 per share and reflected a discount of $.02 per share because of restrictions on the sale and transfer of those shares. The excess of the valuation over the par value has been recorded as an increase in additional paid in capital.

STOCK OPTION PLAN

In November 1999, the Board of Directors approved the International Internet, Inc. Stock Option Plan (the "Plan"), which was approved by a majority of the shareholders at a meeting on November 11, 1999. The Company has reserved 25,000,000 shares of common stock for the grant of qualified incentive options or non-qualified options to employees and directors of the Company or its parents or subsidiaries, and to non-employee directors, consultants and advisors and other persons who may perform significant services for or on behalf of the Company under the Plan. Prices for incentive stock options must provide for an exercise price of not less than 100% of the fair market value of the common stock on the date the options are granted unless the eligible employee owns more than 10% of the Company's common stock for which the exercise price must be at least 110% of such fair market value. Non-statutory options must provide for an exercise price of not less than 85% of the fair market value.

Pursuant to the Plan on November 11, 1999, the Company granted 2,916,670 non-qualified stock options and 6,583,330 incentive stock options to certain directors, employees and consultants. The stock options were immediately exercisable and the holders purchased 9,500,000 shares of the Company's common stock at the exercise price of $.065 per share.

                  INTERNATIONAL INTERNET, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8:  CAPITAL STRUCTURE (CONTINUED)

For the year ended December 31, 1999, the Company recorded stock compensation expense of $162,500 resulting from the issuance of non-qualified stock options to non-employees.

A summary of the status of the Company's stock options as of December 31, 1999 and the changes during the year is presented below:

                                                                  1999
                                                        --------------------------
                                                                          Weighted
                                                                          Average
                                                                          Exercise
          Stock Options                                   Shares           Price
          -------------                                   ------           -----
Outstanding at Beginning of Year                                 0         $   0
Granted                                                 11,500,000           .07
Exercised                                                9,500,000           .065
Forfeited
                                                        ----------         ------
Outstanding at December 31                               2,000,000         $ .10
                                                        ==========         ======

The following table summarizes information about incentive and stock options outstanding at December 31, 1999:

                                                   Outstanding                                   Exercisable
                                      -------------------------------------------        ---------------------------
                                                        Weighted
                                         Number          Average         Weighted          Number           Weighted
                                      Outstanding       Remaining         Average        Exercisable        Average
Exercise                              at December      Contractual       Exercise        at December        Exercise
 Price                                  31, 1999           Life            Price          31, 1999           Price
 -----                                  --------           ----            -----          --------           -----
Incentive Stock Options
$.10                                    2,000,000           5              $ .10         2,000,000           $ .10

                  INTERNATIONAL INTERNET, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8:  CAPITAL STRUCTURE (CONTINUED)

The Company applied Accountant's Principles Board Opinion No. 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for the incentive stock options granted to employees under its stock option plan in its statements of operations. Had the Company recorded a charge for the fair value of options granted consistent with SFAS No. 123, the pro forma amounts for net income and basic and diluted earnings per share are as indicated below:

                                                         Year Ended
                                                            1999
                                                            ----
Net Income as Reported                                   $1,579,963
Pro Forma                                                $1,459,963

Basic and Diluted Net Earnings Per Share:
  As Reported                                            $    (0.00)
  Pro Forma                                              $    (0.00)

The weighted average fair value of options granted to employees was $0.06 in 1999. The fair value of each option was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk free interest rate of 6.25%, dividend yield of 0%, an expected life of five years, and a volatility factor of 167.5%.

On September 30, 1999, as part of an employment agreement, the Company granted options to purchase 2,000,000 shares of the Companies common stock at an exercise price of $.10 per share. The options vest on September 30, 2000 and expire on September 30, 2004.


NOTE 9:  DISCONTINUED OPERATIONS

In December 1999, the Company reached an agreement to sell 80% of its wholly owned subsidiary ACS to an ACS officer for $500,000 (Note 12). The ACS segment is accounted for as a discontinued operation, and accordingly, amounts in the financial statements and related notes since the acquisition of ACS (Note 4) have been shown as discontinued operations. Summarized results of the discontinued business are shown separately as discontinued operations in the accompanying consolidated financial statements. The assets of discontinued operations at December 31, 1999 consist of:

                  INTERNATIONAL INTERNET, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9:  DISCONTINUED OPERATIONS (CONTINUED)

    Cash                                                                                         $ 109,108
    Accounts Receivable                                                                            155,316
    Property and Equipment, Net                                                                     20,954
    Other Assets                                                                                   162,287
                                                                                                 ---------

                   Total Assets                                                                    447,665

    Liabilities                                                                                    590,110
                                                                                                 ---------
                   Net Assets of Discontinued Operations                                         $(142,445)
                                                                                                 =========

Operating results of the discontinued segment including expenses associated with the divestiture, are a follows:

                                                                                                    1999
                                                                                                 ---------
    Net Sales                                                                                    $ 233,637
                                                                                                 =========

    Loss Before Income Taxes                                                                      (200,228)
    Income Tax Benefit                                                                              84,807
                                                                                                 ---------
                   Net (Loss) from
                     Discontinued Operations                                                     $(115,421)
                                                                                                 =========


    Net Earnings Per Common Share:
        Basic                                                                                    $   0.00
                                                                                                 ========
        Diluted                                                                                  $   0.00
                                                                                                 ========

NOTE 10: EARNINGS PER SHARE

Basic earnings per share are computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect per share amounts that would have resulted if dilutive potential common stock had been converted to common stock. The following reconciles amounts reported in the financial statements:

                                                                           1999                  1998
                                                                           ----                  ----
    Income (Loss) from Continuing Operations                           $  1,695,384         $   (644,483)
    Loss from Discontinued Operations                                      (115,421)
                                                                       -------------        ------------

                   Net Income (Loss)                                   $  1,579,963         $   (644,483)
                                                                       ============         ============

                  INTERNATIONAL INTERNET, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10: EARNINGS PER SHARE (CONTINUED)

    Denominator for Basic Earnings Per Share -
      Weighted Average Shares                                           748,412,398          666,649,550
    Effect of Dilutive Securities - Stock Options                           504,110
                                                                       ------------         ------------
    Denominator for Diluted Earnings Per Share -
      Weighted Average Shares Adjusted for
      Dilutive Securities                                               748,916,508          666,649,550
                                                                       ============         ============


Basic Earnings Per Common Share:
    Earnings (Loss) from Continuing Operations                         $       0.00         $     0.00
    Loss from Discontinued Operations                                          0.00               0.00
                                                                       ------------         ----------

                   Net Earnings (Loss)                                 $       0.00         $     0.00
                                                                       ============         ==========

Earnings Per Common Share - Assuming Dilution:
    Earnings (Loss) from Continuing Operations                         $       0.00         $     0.00
    Loss from Discontinued Operations                                          0.00               0.00
                                                                       ------------         ----------

                   Net Earnings (Loss)                                 $       0.00         $     0.00
                                                                       ============         ==========

NOTE 11: CREDIT ARRANGEMENTS

The Company has a credit facility with a financial institution for $3,400,000 which bears interest at the 30-day Dealer Commercial Paper Rate plus 2.3%. At December 31, 1999, no amounts have been drawn against this line. This facility is subject to normal banking terms and conditions and requires compensating balances not less than 115% of the maximum line of credit and requires an annual commitment fee of $17,000.


NOTE 12: SUBSEQUENT EVENTS

Effective April 3, the Company sold 80% of its holdings in its wholly owned subsidiary, ACS, for $500,000. The Company expects to record a pre-tax gain of approximately $190,000. The Company plans to account for its minority investment in ACS under the cost method.

On March 15, 2000, the Company issued 11,000,000 shares of common stock for $.375 per share, along with warrants to purchase 2,200,000 at $1.50 per share. The net proceeds amounted to $4,001,250.