Form 10QSB
period 2000-03-31
INTERNATIONAL INTERNET INC
filed 2000-05-15
CIK 1088787

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
                                    of 1934

                     For Quarter Ended:       MARCH 31, 2000

                     Commission File Number:         0-26415

                          INTERNATIONAL INTERNET, INC.
        (Exact name of small business issuer as specified in its charter)

          DELAWARE                                            13-3876100
  (State of Incorporation)                               (IRS Employer ID No)

             6413 CONGRESS AVENUE, SUITE 240, BOCA RATON, FL 33487
                    (Address of principal executive office)

                                 (561) 988-0819
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes  X  No    .
                                                              ---    ---

The number of shares outstanding of registrant's common stock, par value $.00001 per share, as of March 31, 2000 was 767,446,187.

Transitional Small Business Disclosure Format (Check one):  Yes     No  X .
                                                                ---    ---

INTERNATIONAL INTERNET, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                        Page
                                                                                         No.
                                                                                         ---
Part I.        Financial Information

       Item 1. Condensed Consolidated:
               Balance Sheet - March 31, 2000 and December 31, 1999                       3

               Statement of Operations -                                                  4
               Three Months Ended March 31, 2000 and 1999

               Statement of Stockholders' Equity -                                        5
               Three Months Ended March 31, 2000

               Statements of Cash Flows -                                                6-7
               Three Months Ended March 31, 2000 and 1999

               Notes to Financial Statements -                                           8-12
               Three Months Ended March 31, 2000 and 1999

       Item 2. Managements Discussion and Analysis of Financial Condition               13-14
               and Results of Operations

Part II.       Other Information                                                         15

INTERNATIONAL INTERNET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                     March 31,      December 31,
                                                                                       2000             1999
                                                                                    (Unaudited)

ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                                          $1,105,111       $2,737,537
  Restricted cash                                                                     2,237,345              -
  Accounts receivable                                                                    52,068           34,098
  Marketable equity securities                                                        2,173,192          836,294
  Inventory                                                                             146,981           97,934
  Due from sale of 80% of subsidiary                                                    500,000              -
  Notes receivable                                                                       21,350           26,350
  Prepaid expenses                                                                       35,999            4,136
  Assets of discontinued operation                                                          -            447,665
                                                                                     ----------       ----------
Total current assets                                                                  6,272,046        4,184,014
Property and equipment, net                                                             139,886           97,209
Investments in partially-owned equity affiliates                                         76,291              -
Goodwill, less accumulated amortization of $2,740 and $1,917                             46,500           47,323
Other assets                                                                             10,197           10,882
                                                                                     ----------       ----------
                                                                                     $6,544,920       $4,339,428
                                                                                     ==========       ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Notes payable                                                                      $1,945,517       $      -
  Accounts payable                                                                      246,713          131,754
  Accrued expenses                                                                        3,649            5,244
  Liabilities of discontinued operation                                                     -            590,110
  Stockholder loans                                                                      16,348           18,000
  Income taxes payable                                                                   33,618           30,318
  Deferred income taxes                                                                 465,508          284,508
                                                                                     ----------       ----------
Total current liabilities                                                             2,711,353        1,059,934
Deferred income taxes                                                                     8,050            6,650

STOCKHOLDERS' EQUITY
  Common stock, $.00001 par value. Authorized 1,000,000,000 shares; issued and            7,674            7,674
   outstanding 767,446,187 shares
  Paid-in capital                                                                     2,658,741        2,658,741
  Retained earnings                                                                   1,159,102          606,429
                                                                                     ----------       ----------
Total stockholders' equity                                                            3,825,517        3,272,844
                                                                                     ----------       ----------
                                                                                     $6,544,920       $4,339,428
                                                                                     ==========       ==========

See accompanying notes to consolidated financial statements.

INTERNATIONAL INTERNET, INC. AND SUBSIDIARIES



CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2000 AND 1999
(UNAUDITED)



                                                                THREE MONTHS ENDED
                                                                     MARCH 31,
                                                             2000                 1999

SALES AND REVENUES                                      $     499,225        $      51,304

COST OF SALES                                                 395,061               41,713
                                                        -------------        -------------
GROSS PROFIT                                                  104,164                9,591

OTHER INCOME (EXPENSE):
  Selling, general and administrative expense                (344,724)            (137,407)
  Interest expense                                            (26,796)                 -
  Sale of marketable equity securities                        598,587                  -
  Other income                                                 29,393                   87
  Unrealized gain on marketable equity securities             481,056            5,974,020
                                                        -------------        -------------
    Total other income (expense)                              737,516            5,836,700
                                                        -------------        -------------
EARNINGS BEFORE INCOME TAXES                                  841,680            5,846,291

INCOME TAX EXPENSE                                            318,100            1,810,091
                                                        -------------        -------------
INCOME FROM CONTINUING OPERATIONS                             523,580            4,036,200

INCOME FROM DISCONTINUED OPERATIONS                            29,093                  -
                                                        -------------        -------------
NET EARNINGS                                            $     552,673        $   4,036,200
                                                        =============        =============

NET EARNINGS PER SHARE
  BASIC                                                 $       0.001        $       0.005
                                                        =============        =============
  DILUTED                                               $       0.001        $       0.005
                                                        =============        =============
  DISCONTINUED OPERATIONS                               $         -          $         -
                                                        =============        =============

WEIGHTED AVERAGE SHARES OUTSTANDING
  BASIC                                                   767,446,187          740,998,322
                                                        =============        =============
  DILUTED                                                 768,989,044          740,998,322
                                                        =============        =============


See accompanying notes to consolidated financial statements.

INTERNATIONAL INTERNET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
THREE MONTHS ENDED MARCH 31, 2000
(UNAUDITED)

                                        Common Stock                Paid-in        Retained
                                   Shares         Par Value         Capital        Earnings           Total
                                   ------         ---------         -------        --------           -----

BALANCE, December 31, 1999       767,446,187       $  7,674       $2,658,741       $  606,429       $3,272,844
Net income                                                                            552,673          552,673
                                 ===========       ========       ==========       ==========       ==========
BALANCE, March 31, 2000          767,446,187       $  7,674       $2,658,741       $1,159,102       $3,825,517
                                 ===========       ========       ==========       ==========       ==========


See accompanying notes to consolidated financial statements.

INTERNATIONAL INTERNET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2000 AND 1999
(UNAUDITED)

                                                                   2000                1999

CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings                                                   $   552,673        $ 4,036,200
Adjustments to reconcile net earnings to net
 cash provided by (used in) operating activities:
  Depreciation and amortization                                      9,860              6,905
  Gain from discontinued operations                                (29,093)                 -
  Gain on marketable investment securities                        (598,587)                 -
  Unrealized gain on marketable investment securities             (481,056)        (5,974,020)
  Proceeds from sale of marketable investment securities           628,578
  Purchase of marketable investment securities                     (23,333)           (20,000)
  Deferred income taxes                                            182,400          1,810,091
  Change in assets and liabilities:
    Accounts receivable                                            (17,969)            12,000
    Inventory                                                      (49,047)           (35,000)
    Other assets                                                   (31,865)                 -
    Notes receivable                                                 5,000                  -
    Accounts payable                                               (77,272)                 -
    Accrued expenses                                                (1,595)               740
    Income taxes payable                                             3,300                  -
                                                               -----------        -----------
Net cash provided by (used in) operating activities                 71,994           (163,084)
                                                               -----------        -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                             (51,029)            (6,867)
  Purchase of marketable investment securities                    (862,500)           (25,000)
  Net advances to discontinued operation                          (497,412)
                                                               -----------        -----------
Net cash used in investing activities                           (1,410,941)           (31,867)
                                                               -----------        -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Sale of common stock for cash                                          -            247,825
  Loan proceeds                                                  1,945,517                  -
  Due to shareholders                                               (1,652)                 -
                                                               -----------        -----------
Net cash provided by financing activities                        1,943,865            247,825
                                                               -----------        -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS                          604,918             52,874

CASH AND CASH EQUIVALENTS, beginning of period                   2,737,538            116,965
                                                               ===========        ===========
CASH AND CASH EQUIVALENTS, end of period                       $ 3,342,456        $   169,839
                                                               ===========        ===========


See accompanying notes to consolidated financial statements.

                                                                       Continued

INTERNATIONAL INTERNET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2000 AND 1999
(UNAUDITED)
(CONTINUED)

                                                                            2000         1999

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest and income taxes are as follows:
  Interest                                                                $ 26,796       $   -
  Income taxes                                                            $150,000       $   -

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

Sale of 80% of subsidiary for receivable                                  $500,000       $   -


See accompanying notes to consolidated financial statements.

INTERNATIONAL INTERNET, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2000 AND 1999
(UNAUDITED)

A        ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         International Internet, Inc. (the "Company" or "IINN"), is a diversified holding company that develops and operates Internet and direct retail marketing companies and computer service providers on the Internet. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, American Computer Systems, Inc. ("ACS") and StogiesOnline.com, Inc. ("Stogies") (www.stogiesonline.com), and its majority owned subsidiaries, TheBroadcastWeb.com, Inc. ("Broadcast") (www.thebroadcastweb.com) and Mr. Cigar, Inc. ("Cigar").

         IINN, through its Venture group, owns an equity interest in several Internet companies, some of which are classified as trading securities and some of which are classified as available-for-sale securities.

         Stogies became an online distributor and retailer of brand name premium cigars within the United States on November 18, 1998. Stogies' products consist of premium cigars, factory brand name seconds and mass market cigars, which are distributed online to retail and wholesale customers. IINN is also a party to a joint venture, Stogiesauction.com (www.stogiesauction.com), with AuctionAnything.com, Inc.

         ACS was acquired effective September 30, 1999 and is a full service provider of computer systems and services to the federal government. ACS focuses on all phases of hardware implementation, including system engineering, product design, software integration and networking communications. In November 1997, ACS was awarded its first General Services Administration schedule contract for computer systems and peripherals. This contract was extended for five additional years. IINN completed the sale of 80% of their interest in ACS for $500,000 as of the end of March 2000.

         Broadcast is an aggregator and broadcaster of streaming media programming on the Web with the network infrastructure to deliver or "stream" live and on-demand audio programs over the Internet. Broadcast and its representative sites (BluesBoyMusic.com, SoulManMusic.com and JazzManMusic.com) rely primarily on providers of streaming media products to license encoders to it in order to broadcast its content and to distribute player software in order to create a broad base of users.

         In April 1999, IINN entered into a joint venture agreement with AuctionAnything.com, Inc. to launch a cigar auction site, StogiesAuction.com, which offers its members the ability to bid on popular cigars, rare cigars and other hard to find cigar related items. The site offers a company-to-person trading platform as well as a public, person-to-person trading platform, offering sellers a vehicle for listing their own items for sale. Buyers are able to browse for items arranged by topic and bid through an online service. StogiesAuction.com is in direct competition with other Internet companies, such as eBay, Inc., Excite Auction, Yahoo Auction and Amazon Auction.

         The financial statements included in this report have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting and include all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation. These financial statements have not been audited.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations for interim reporting. The Company believes that the disclosures contained herein are adequate to make the information presented not misleading. However, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report for the year ended December 31, 1999, which is included in the Company's Form 10-KSB for the year ended December 31, 1999. The financial data for the interim periods presented may not necessarily reflect the results to be anticipated for the complete year. Certain reclassifications of the amounts presented for the comparative period have been made to conform to the current presentation.

B.       MARKETABLE INVESTMENT SECURITIES

         TRADING SECURITIES - At March 31, 2000, the Company has an investment in US corporate equity securities, which are classified as trading securities. As of March 31, 2000, the estimated value of $1,251,838 exceeded the cost by $1,237,123.

         During the three months ended March 31, 2000, the Company received proceeds from the sale of equity investment securities in the amount of $628,578 and recognized a gain in the amount of $598,587. The Company had no sales during the three months ended March 31, 1999.

         During the three-month periods ended March 31, 2000 and 1999, the Company recognized unrealized gains in the amount of $481,056 and $5,974,020, respectively.

         AVAILABLE FOR SALE SECURITIES - At March 31, 2000 the Company held a security interest in four companies with a cost and approximate fair market value of $921,354.

C.       NOTES PAYABLE AND COMPENSATING BALANCES

         The Company has a credit facility with Merrill Lynch for $3,400,000 that bears interest at the 30-day Dealer Commercial Paper Rate plus 2.3%. At March 31, 2000, $1,945,517 had been drawn against this line. This facility is subject to normal banking terms and conditions and requires compensating balances not less than 115% of the line of credit drawn.

         Restricted cash in the amount of $2,237,345 has been recorded in the financial statements as a result of the compensating balance requirements of the credit facility.

D.       INCOME TAXES

         Income tax expense for continuing operations for the three months ended March 31, 2000 and 1999 consists of:

                                                                   2000          1999

         Current tax expense:
                  Federal                                       $ 115,900      $         -
                  State                                            19,800                -
                                                                  -------        ---------
                                                                  135,700                -
         Deferred tax expense                                     182,400        1,810,091
                                                                  -------        ---------
                  Total income tax expense                      $ 318,100      $ 1,810,091
                                                                  =======        =========


         Actual income tax expense applicable to earnings, from continuing operations, before income taxes is reconciled with the "normally expected" federal income tax expense as follows for the three months ended March 31, 2000 and 1999:

                                                                          2000             1999

         "Normally expected" income tax expense                        $ 286,171      $ 1,987,739
         Increase (decrease) in taxes resulting from:
         State income taxes, net of Federal income                        30,553          212,220
           tax benefit
         Change in valuation allowance                                         -         (389,868)
         Nondeductible meals and other                                     1,376                -
                                                                       ---------      -----------
                                                                       $ 318,100      $ 1,810,091
                                                                       =========      ===========


         The deferred income tax liabilities at March 31, 2000 are comprised of the following:

                                                                        CURRENT        NONCURRENT

         Marketable securities unrealized gain                         $ 465,508        $       -
         Asset basis                                                           -            8,050
                                                                       ---------        ---------
             Net deferred income tax liabilities                       $ 465,508        $   8,050
                                                                       =========        =========

E.       STOCK OPTIONS

         On September 30, 1999, as part of an employment agreement, the Company granted an option to purchase 2,000,000 shares of its common stock at an exercise price of $.10 per share. The option vests and becomes exercisable on September 30, 2000 and expires on September 30, 2004.

F.       COMMON STOCK

         On March 15, 2000, the Company entered into an agreement with Avenel Financial Group ("AFG") to structure and fund an investment in the Company in an amount of up to $11,250,000. The Company plans to issue and sell to investors restricted shares of the Company's common stock at a purchase price of $.375 per share and including one warrant for every five shares purchased. The warrant shall entitle the owner to purchase one share of common stock at an exercise price of $1.50 per share. AFG will be paid a fee of 3% of the gross amount funded to the Company.

         On April 3, 2000, the Company issued 11,000,000 shares of its common stock and 2,200,000 of its warrants, with an exercise price of $1.50 per share for net proceeds of $4,001,250.

G.       DIVESTITURES

         In December 1999, the Company decided to sell its wholly owned subsidiary ACS. In March 2000, the Company completed the agreement for sale of 80% of its interest in ACS to an ACS officer for $500,000. The Company received the full payment on April 5, 2000.

         The ACS segment is accounted for as a discontinued operation, and accordingly, amounts in the financial statements and related notes since the acquisition of ACS effective September 30, 1999, have been shown as discontinued operations. The assets of discontinued operations at March 31, 2000 consist of:

                  Cash                                                        $  106,481
                  Accounts receivable                                             86,864
                  Property and equipment, net                                     26,825
                  Other assets                                                   162,287
                                                                              ----------

                  Total assets                                                   382,457

                  Liabilities                                                    729,957
                                                                              ----------

                  Net assets of discontinued operations                       $ (347,500)
                                                                              ===========

         Operating results of the discontinued segment during the three months ended March 31, 2000, including expenses associated with the divestiture, are as follows:

                  Net sales                                                  $    43,830
                                                                             ===========

                  Loss from operations before income taxes                   $  (148,141)
                  Income tax benefit                                              55,800
                                                                             -----------

                  Net loss from discontinued operations                          (92,341)
                                                                             -----------

                  Gain on sale                                                   194,834
                  Income taxes                                                   (73,400)
                                                                             -----------

                  Net gain on sale                                               121,434
                                                                             -----------

                  Net earnings from discontinued operations                  $    29,093
                                                                             ===========

         Net earnings per common share:

                  Basic                                                      $      0.00
                                                                             ===========
                  Diluted                                                    $      0.00
                                                                             ===========

H.       SEGMENT INFORMATION

         The Company operates in the following segments, none of which have intersegment revenues:

                            Ventures        Stogies      Broadcast       Corporate   Consolidated

         Revenues         $        -        499,050            175               -        499,225

         Operating loss      (74,226)       (65,918)       (42,391)        (58,025)      (240,560)

         Other income      1,079,643              -              -          29,393      1,109,036

         Income from
           continuing
           operations        625,616        (41,018)       (26,591)        (34,427)       523,580

         Discontinued
           Operations                                                                      29,093
                                                                                       ----------
         Net earnings                                                                  $  552,673
                                                                                       ==========

         Assets           $2,249,483        292,618         93,031       3,909,788      6,544,920
                          ==========        =======         ======       =========     ==========


         The Venture segment owns an equity interest in several companies, mainly with Internet operations, and derives its revenues from the net gains and losses recognized when the investments are sold. In addition, the Venture segment recognizes income or loss from the unrealized gains or losses associated with their trading securities.

         The Stogies segment is an online distributor and retailer of brand name premium cigars within the United States, from which it derives all of its revenues.

         The Broadcast segment is an aggregator and broadcaster of streaming media programming on the Web with the network infrastructure to deliver or "stream" live and on-demand audio programs over the Internet. Broadcast will derive its revenues from advertising sales.

         Corporate assets consist of the majority of the cash and certain notes receivable. Interest expense will be allocated to the other segments to the extent it exceeds interest income.

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

A.       LIQUIDITY AND CAPITAL RESOURCES

         The Company increased its working capital from $3,124,080 at December 31, 1999 to $3,560,693 at March 31, 2000. The major components of the increase in the amount of $436,613 includes increases in cash in the amount of $604,919, increases in marketable equity securities in the amount of $1,336,898 and less an increase in notes payable in the amount of $1,945,517.

         The Company had $71,994 in cash flow provided by operations during the three months ended March 31, 2000 as compared to $163,084 in cash used by operations in the year earlier period.

         On March 15, 2000, the Company entered into an agreement with Avenel Financial Group ("AFG") to structure and fund an investment in the Company in an amount of up to $11,250,000. The Company will issue and sell to investors restricted shares of the Company's common stock at a purchase price of $.375 per share and including one warrant for every five shares purchased. The warrant shall entitle the owner to purchase one share of common stock at an exercise price of $1.50 per share. AFG will be paid a fee of 3% of the gross amount funded to the Company.

         On April 3, 2000, the Company issued 11,000,000 shares of its common stock and 2,200,000 of its warrants, with an exercise price of $1.50 per share for net proceeds of $4,001,250.

         The Company has budgeted capital expenditures in the amount of $100,000, primarily for Broadcast, for the year 2000 and will utilize cash reserves to meet its requirements. As of March 31, 2000 the Company had acquired $51,029 of the $100,000 budget in capital expenditures for cash.

         The Company has a line of credit agreement with Merrill Lynch in the maximum amount of $3,400,000. The agreement requires annual renewal, expires initially on January 31, 2001 and includes variable interest at a per annum rate equal to the sum of 2.3% plus the 30-day Dealer Commercial Paper Rate. The annual fee is $34,000 and the collateral consists of a first security interest upon the Company's Merrill Lynch securities account containing securities having an aggregate value of not less than 115% of the maximum line of credit. At March 31, 2000, the Company had received advances from the line of credit in the amount of $1,945,517 and has restricted $2,237,345 in cash to meet the compensating balance requirements.

B.       RESULTS OF OPERATIONS

         SALES AND COST OF SALES - During the three months ended March 31, 2000, sales increased to $499,225 from the year earlier amount of $51,304. The 1999 quarter was the first full quarter of operations for the operations of Stogies, the Company's online distributor and retailer of brand name premium cigars. The Company expects Stogies' sales to continue at this level.

         Broadcast entered into an advertising agency agreement with Music Vision of New York in April 2000, to sell advertising on its network of music sites and expects revenues to commence during the next quarter.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSE - Selling, general and administrative expenses increased $207,317 (151%) to $344,724 in the quarter ended March 31, 2000 as compared to the same year earlier quarter. Components of the increase include payroll in the amount of $87,952, advertising - $16,858, freight - $12,724, insurance - $13,349, credit card processing fees - $12,743, other costs - $21,126 and Broadcast's costs in the amount of $42,566. The increase is consistent with the higher operational level of Stogies and the new costs associated with Broadcast.

         INTEREST EXPENSE - The Company incurred interest expense in the amount of $26,796 on their credit facility with Merrill Lynch during the quarter ended March 31, 2000. The Company did not have any debt during the prior year quarter.

         MARKETABLE INVESTMENT SECURITIES - The Company sold trading equity securities during the quarter ended March 31, 2000 and realized profits in the amount of $598,587. The Company had no sales during the prior year quarter.

         The Company recognized unrealized gains in the amount of $481,056 and $5,974,020 during the quarters ended March 31, 2000 and 1999, respectively.

         OTHER INCOME - The Company had income of $29,393 and $87 from interest and dividends in the quarters ended March 31, 2000 and 1999, respectively. The higher year 2000 income is the result of the higher cash balances currently available.

         INCOME TAXES - The Company's effective tax rate during the three months ended March 31, 2000 was approximately 38% as compared to 31% in the year earlier quarter. During the 1999 quarter, the Company recognized the tax benefit of net operating losses and other carryforwards that had previously been reserved.

         DISCONTINUED OPERATIONS - The Company sold 80% of their investment in ACS as of the end of March 2000. The net earnings from discontinued operation consisted of a loss of $92,341 from operations (net of tax benefit in the amount of $55,800) and a gain on the sale in the amount of $121,434 (net of taxes in the amount of $73,400).

                           PART II - OTHER INFORMATION

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

            (a)   Exhibits - Not applicable
            (b)   Reports on Form 8-K - None during the current quarter.


                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 INTERNATIONAL INTERNET, INC.

         Date:    May 12, 2000          By:      /s/ Gary Schultheis
                                                 -------------------------------
                                                 Gary Schultheis, President and
                                                 Principal Accounting Officer