Form 10QSB
period 2000-06-30
INTERNATIONAL INTERNET INC
filed 2000-08-14
CIK 1088787

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                        For Quarter Ended: JUNE 30, 2000


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
                                                             -----    -----
The number of shares outstanding of registrant's common stock, par value $.00001 per share, as of June 30, 2000 was 778,446,187.

Transitional Small Business Disclosure Format (Check one): Yes       No X  .
                                                               ----    ---

INTERNATIONAL INTERNET, INC. AND SUBSIDIARIES

                                    INDEX

                                                                                   Page
                                                                                    No.
                                                                                 ------
Part I.            Financial Information

            Item 1. Condensed Consolidated:
                     Balance Sheet - June 30, 2000 and December 31, 1999             3

                     Statement of Operations-                                        4
                     Three and Six Months Ended June 30, 2000 and 1999

                     Statement of Stockholders' Equity -                             5
                     Six Months Ended June 30, 2000

                     Statements of Cash Flows -                                     6-7
                     Six Months Ended June 30, 2000 and 1999

                     Notes to Financial Statements -                                8-13
                     Six Months Ended June 30, 2000 and 1999

            Item 2. Managements Discussion and Analysis of Financial Condition     14-16
                    and Results of Operations

Part II.            Other Information                                                17

INTERNATIONAL INTERNET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                       June 30,            December 31,
                                                                                         2000                  1999
                                                                                     (Unaudited)
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                                       $        5,021,311     $       2,737,537
  Restricted cash                                                                          2,919,873                     -
  Accounts receivable                                                                        112,143                34,098
  Marketable equity securities                                                            11,393,714               836,294
  Inventory                                                                                  310,786                97,934
  Notes receivable                                                                            17,080                26,350
  Prepaid income taxes                                                                        69,182                     -
  Prepaid expenses                                                                            94,682                 4,136
  Assets of discontinued operation                                                                 -               447,665
                                                                                  -------------------    ------------------
Total current assets                                                                      19,938,771             4,184,014
Property and equipment, net                                                                  177,249                97,209
Marketable equity securities                                                              15,900,160                     -
Investments in partially-owned equity affiliates                                              62,425                     -
Goodwill, less accumulated amortization of $3,562 and $1,917                                  45,678                47,323
Other assets                                                                                  15,721                10,882
                                                                                  -------------------    ------------------
                                                                                  $       36,140,004     $       4,339,428
                                                                                  ===================    ==================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

  Notes payable                                                                   $        2,600,567     $               -
  Accounts payable                                                                           273,853               131,754
  Accrued expenses                                                                             3,442                 5,244
  Liabilities of discontinued operation                                                            -               590,110
  Stockholder loans                                                                           16,748                18,000
  Income taxes payable                                                                             -                30,318
  Deferred income taxes                                                                    3,949,708               284,508
                                                                                  -------------------    ------------------
Total current liabilities                                                                  6,844,318             1,059,934
                                                                                  -------------------    ------------------
Deferred income taxes                                                                      5,974,950                 6,650
                                                                                  -------------------    ------------------


STOCKHOLDERS' EQUITY
  Common stock, $.00001 par value.  Authorized 1,000,000,000 shares; issued and                7,784                 7,674
   outstanding 778,446,187 shares and 767,446,187 shares, respectively
  Paid-in capital                                                                          6,659,881             2,658,741
  Retained earnings                                                                          779,091               606,429
  Accumulated other comprehensive income                                                  15,873,980                     -
                                                                                  -------------------    ------------------
Total stockholders' equity                                                                23,320,736             3,272,844
                                                                                  -------------------    ------------------
                                                                                  $       36,140,004      $      4,339,428
                                                                                  ===================    ==================

See accompanying notes to consolidated financial statements.

INTERNATIONAL INTERNET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999
(UNAUDITED)

                                                           THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                JUNE 30,                            JUNE 30,
                                                          2000          1999                2000                 1999

SALES AND REVENUES                                  $    621,860     $    170,055     $   1,121,085       $     221,359

COST OF SALES
                                                         483,156          136,586           878,217             178,299
                                                    ------------     ------------     -------------       -------------
GROSS PROFIT                                             138,704           33,469           242,868              43,060
                                                    ------------     ------------     -------------       -------------

OTHER INCOME (EXPENSE):
  Selling, general and administrative expense           (522,138)        (201,997)         (866,862)           (339,404)
  Interest expense                                       (59,722)               -           (86,518)                  -
  Sale of marketable equity securities                    49,189        3,203,159           647,776           3,203,159
  Interest and other income                              128,620           18,672           158,013              18,759
  Equity in net loss of affiliated company               (13,866)               -           (13,866)                  -
  Unrealized gain (loss) on marketable
    securities                                          (329,898)      (2,544,542)          151,158           3,429,478
                                                    ------------      ------------     -------------      -------------

    Total other income (expense)                        (747,815)         475,292           (10,299)          6,311,992
                                                    ------------     ------------     -------------       -------------
EARNINGS (LOSS) BEFORE INCOME TAXES                     (609,111)         508,761           232,569           6,355,052

INCOME TAX EXPENSE (BENEFIT)                            (229,100)         184,818            89,000           1,994,909
                                                    ------------     ------------     -------------       -------------

INCOME (LOSS) FROM CONTINUING OPERATIONS                (380,011)         323,943           143,569           4,360,143

INCOME FROM DISCONTINUED OPERATIONS                            -                -            29,093                   -
                                                    ------------     ------------     -------------       -------------
NET EARNINGS (LOSS)                                 $   (380,011)    $    323,943     $     172,662       $   4,360,143
                                                    ============     ============     =============       =============

NET EARNINGS PER SHARE
  BASIC AND DILUTED                                 $     (0.000)    $      0.000     $       0.000       $       0.006
                                                    ============     ============     =============       =============

  DISCONTINUED OPERATIONS                           $          -     $          -     $       0.000       $           -
                                                    ============     ============     =============       =============

WEIGHTED AVERAGE SHARES OUTSTANDING
  BASIC AND DILUTED                                  778,083,550      745,003,055       772,764,868         743,011,751
                                                    ============     ============     =============       =============





See accompanying notes to consolidated financial statements.

INTERNATIONAL INTERNET, INC. AND SUBSIDIARIES


CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
SIX MONTHS ENDED JUNE 30, 2000
(UNAUDITED)

                                                                                                  Accumulated
                                              Common Stock              Paid-in      Retained     Other Compre-
                                        Shares         Par Value        Capital      Earnings     hensive Income          Total
                                        ------         ---------       --------      ---------    --------------          -------
BALANCE, December 31, 1999          $  767,446,187     $   7,674    $ 2,658,741      $ 606,429                        $   3,272,844

Sale of common stock for cash           11,000,000           110      4,001,140                                           4,001,250
Comprehensive income:

 Net income                                                                            172,662                              172,662
 Other comprehensive income,
  net of tax:
   Unrealized gain on available-
    for-sale securities                                                                              15,873,980          15,873,980

                                    --------------     ---------    -----------      ---------     ------------       -------------

BALANCE, June 30, 2000              $  778,446,187     $   7,784    $ 6,659,881      $ 779,091     $ 15,873,980       $  23,320,736
                                    ==============     =========    ===========      =========     ============       =============


See accompanying notes to consolidated financial statements.

INTERNATIONAL INTERNET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2000 AND 1999
(UNAUDITED)

                                                                                   2000               1999
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings                                                               $    172,662          $  4,360,144
Adjustments to reconcile net earnings to net
 cash provided by (used in) operating activities:
  Depreciation and amortization                                                  24,437               18,141
  Gain from discontinued operations                                             (29,093)                   -
  Equity in loss of affiliated company                                           13,866                    -
  Gain on marketable investment securities                                     (647,776)          (3,203,159)
  Unrealized gain on marketable investment securities                          (151,158)          (3,429,478)
  Proceeds from sale of marketable investment securities                        678,566            3,210,644
  Purchase of marketable investment securities                                  (23,333)             (20,000)
  Deferred income taxes                                                          56,100            1,296,898
  Common stock issued for services                                                    -                9,297
  Change in assets and liabilities:
    Accounts receivable                                                         (78,044)              12,000
    Inventory                                                                  (212,852)            (103,000)
    Other assets                                                                (74,526)                   -
    Notes receivable                                                              9,270                    -
    Accounts payable                                                            (50,132)                   -
    Accrued expenses                                                             (1,803)              (1,148)
    Income taxes payable                                                        (30,318)             698,011
                                                                              ---------          -----------

Net cash provided by (used in) operating activities                            (344,134)           2,848,350
                                                                              ---------          -----------


CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                                         (101,463)             (57,703)
  Purchase of marketable investment securities                                 (862,500)             (25,000)
  Acquisition of subsidiary                                                           -              (18,000)
  Proceeds from sale of 80% of ACS                                              500,000                    -
  Net advances to discontinued operation                                       (497,412)                   -
                                                                              ---------          -----------

Net cash used in investing activities                                          (961,375)            (100,703)
                                                                              ---------          -----------


CASH FLOWS FROM FINANCING ACTIVITIES
  Sale of common stock for cash                                               4,001,250              384,825
  Loan proceeds                                                               2,539,020                    -
  Loan repayment                                                                (29,863)                   -
  Due to shareholders                                                            (1,252)              18,000
                                                                              ---------          -----------

Net cash provided by financing activities                                     6,509,155              402,825
                                                                              ---------          -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                     5,203,646            3,150,472

CASH AND CASH EQUIVALENTS, beginning of period                                2,737,538              116,965
                                                                              ---------          -----------
CASH AND CASH EQUIVALENTS, end of period                                   $  7,941,184          $ 3,267,437
                                                                             ===========         ===========

See accompanying notes to consolidated financial statements.         Continued

INTERNATIONAL INTERNET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED OF CASH FLOWS STATEMENTS
SIX MONTHS ENDED JUNE 30, 2000 AND 1999
(UNAUDITED)
(CONTINUED)

                                         2000                      1999

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for:
  Interest                          $     86,518             $             -
  Income taxes                      $    150,000             $             -

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

Insurance financing                 $     94,410             $             -
Common stock issued for subsidiary  $       -                $         31,240
Common stock issued assets          $       -                $          3,750


See accompanying notes to consolidated financial statements.

INTERNATIONAL INTERNET, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2000 AND 1999
(UNAUDITED)


A      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       International Internet, Inc. (the "Company" or "IINN"), is a diversified holding company that develops and operates Internet and direct retail marketing companies and computer service providers on the Internet. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, StogiesOnline.com, Inc. ("Stogies") (www.stogiesonline.com), and its majority owned subsidiaries, TheBroadcastWeb.com, Inc. ("Broadcast") (www.thebroadcastweb.com) and Mr. Cigar, Inc. ("Cigar").

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

       American Computer Systems, Inc. ("ACS") was acquired effective September 30, 1999 and is a full service provider of computer systems and services to the federal government. ACS focuses on all phases of hardware implementation, including system engineering, product design, software integration and networking communications. IINN completed the sale of 80% of their interest in ACS for $500,000 as of March 31, 2000.

       In April 1999, IINN entered into a joint venture agreement with AuctionAnything.com, Inc. to launch a cigar auction site, StogiesAuction.com (www.stogiesauction.com), which offers its members the ability to bid on popular cigars, rare cigars and other hard to find cigar related items. The site offers a company-to-person trading platform as well as a public, person-to-person trading platform, offering sellers a vehicle for listing their own items for sale. Buyers are able to browse for items arranged by topic and bid through an online service. StogiesAuction.com is in direct competition with other Internet companies, such as eBay, Inc., Excite Auction, Yahoo Auction and Amazon Auction.

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

B.       MARKETABLE INVESTMENT SECURITIES

       FAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities," requires that all applicable investments be classified as trading securities, available-for-sale securities or held-to-maturity securities. The Company has classified certain of its investments as trading securities, which are reported at fair value, which is defined to be the last closing price for the listed securities. The unrealized gains and losses, which the Company recognizes from its trading securities, are included in earnings. The Company also has investments classified as available-for-sale, which are also required to be reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders' equity (net of the effect of income taxes). Fair value is also defined to be the last closing price for the listed security. Due to the size of certain of the Company's investments and their limited trading volume, there can be no assurance that the Company will realize the value which is required to be used by FAS No. 115.

         The following summarize the Company's investments:

                                                                        JUNE 30,            DECEMBER 31,
                                                                         2000                  1999
         TRADING SECURITIES
         Cost                                                      $      13,915         $     21,373
         Unrealized gain                                                 907,225              756,067
                                                                      ----------           ----------
                                                                         921,140              777,440
                                                                      ----------           ----------

         AVAILABLE-FOR-SALE SECURITIES
         Cost                                                            921,354               58,854
         Unrealized gain                                              25,451,380                   -
                                                                      ----------           ----------
                                                                      26,372,734               58,854
                                                                      ----------           ----------
             Total FAS No. 115 value                               $  27,293,874         $    836,294
                                                                      ==========           ==========

       Gains from trading securities that were included in earnings for the six months ended June 30, 2000 and 1999 were as follows:

                                                                         2000
1999

         Realized                                                     $  647,776         $  3,203,159
         Unrealized                                                   $  151,158         $  3,429,478

       Unrealized gains from available-for-sale securities included as a component of equity for the six months ended June 30, 2000 and 1999 were as follows:

                                                                         2000                  1999

         Unrealized gain                                           $  25,451,380     $             -
         Deferred income taxes                                        (9,577,400)                  -
                                                                     ------------      -------------
                                                                   $  15,873,980     $             -
                                                                      ==========       =============

       The Company's investment in available-for-sale securities includes 10,200,000 shares (10,000,000 shares not registered) of Goldonline International, Inc. ("GDOL") with a cost of $158,854 and a closing value on June 30, 2000 of $25,340,880 ($2.4844 per share). The Company's investment represents 10.7% of the outstanding stock of GDOL and accordingly the Company is subject to certain restrictions on the number of shares it can sell. There can be no assurance that the Company will realize the calculated carrying value for the securities.

C.     NOTES PAYABLE AND COMPENSATING BALANCES

       The Company has a credit facility with Merrill Lynch for $3,400,000 that bears interest at the 30-day Dealer Commercial Paper Rate plus 2.3%. At June 30, 2000, $2,539,020 had been drawn against this line. This facility is subject to normal banking terms and conditions and requires compensating balances not less than 115% of the line of credit drawn.

       Restricted cash in the amount of $2,919,873 has been recorded in the financial statements as a result of the compensating balance requirements of the credit facility.

       The Company financed certain insurance premiums in the amount of $91,410 during the six months ended June 30, 2000 and made payments aggregating $29,863, leaving a balance at June 30, 2000 of $61,547.

D.     INCOME TAXES

       Income tax expense for continuing operations for the six months ended June 30, 2000 and 1999 consists of:

                                                                           2000                1999
         Current tax expense:
                  Federal                                                $  28,100      $    595,990
                  State                                                      4,800           102,021
                                                                           -------         ---------
                                                                            32,900           698,011
         Deferred tax expense                                               56,100         1,296,898
                                                                            ------         ---------
                  Total income tax expense                               $  89,000       $ 1,994,909
                                                                            ======         =========

       Actual income tax expense applicable to earnings, from continuing operations, before income taxes is reconciled with the "normally expected" federal income tax expense as follows for the six months ended June 30, 2000 and 1999:

                                                                            2000             1999
         "Normally expected" income tax expense                         $ 79,073      $ 2,160,718
         Increase (decrease) in taxes resulting from:
         State income taxes, net of Federal income                         8,442          230,688
           tax benefit
         Change in valuation allowance                                        -          (396,797)
         Nondeductible meals and other                                     1,485              300
                                                                         -------      -----------
                                                                        $ 89,000      $ 1,994,909
                                                                          ======        =========


       The deferred income tax liabilities at June 30, 2000 are comprised of the following:

                                                                         CURRENT       NONCURRENT
         Unrealized gain on trading securities                      $    341,408  $            -
         Unrealized gain on available-for-sale securities              3,608,300        5,969,100
         Equity in net loss of affiliated company                             -            (5,200)
         Asset basis                                                          -            11,050
                                                                ----------------       ----------

             Net deferred income tax liabilities                     $ 3,949,708      $ 5,974,950
                                                                     ===========      ===========

E.     COMMON STOCK

       On March 15, 2000, the Company entered into an agreement with Avenel Financial Group ("AFG") to structure and fund an investment in the Company in an amount of up to $11,250,000. The Company plans to issue and sell to investors restricted shares of the Company's common stock at a purchase price of $.375 per share. For each five shares of common stock purchased, the investor will also receive a warrant which shall entitle the owner to purchase one share of common stock at an exercise price of $1.50 per share. AFG will be paid a fee of 3% of the gross amount funded to the Company.

       On April 3, 2000, the Company issued, in a private sale, 11,000,000 shares of its unregistered common stock and 2,200,000 of its warrants, with an exercise price of $1.50 per share for net proceeds of $4,001,250.


F.     STOCK OPTIONS AND WARRANTS

       On September 30, 1999, as part of an employment agreement, the Company granted an option to purchase 2,000,000 shares of its common stock at an exercise price of $.10 per share. The option was scheduled to vest and become exercisable on September 30, 2000 and expire on September 30, 2004. The stock option expired in April 2000, when the employee resigned.

       The Company has 2,200,000 warrants to purchase its common stock, with an exercise price of $1.50 per share, outstanding at June 30, 2000.

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

       The ACS segment is accounted for as a discontinued operation, and accordingly, amounts in the financial statements and related notes since the acquisition of ACS effective September 30, 1999, have been shown as discontinued operations. The assets of discontinued operations at March 31, 2000 consist of:

                  Cash                                                        $  106,481
                  Accounts receivable                                             86,864
                  Property and equipment, net                                     26,825
                  Other assets                                                   162,287
                                                                              ----------

                  Total assets                                                   382,457

                  Liabilities                                                    729,957
                                                                              ----------

                  Net assets of discontinued operations                       $ (347,500)
                                                                              ----------

       Operating results of the discontinued segment during the three months ended March 31, 2000, including expenses associated with the divestiture, are as follows:

                  Net sales                                                   $   43,830
                                                                              ----------

                  Loss from operations before income taxes                    $ (148,141)
                  Income tax benefit                                              55,800
                                                                              ----------

                  Net loss from discontinued operations                          (92,341)
                                                                              ----------

                  Gain on sale                                                   194,834
                  Income taxes                                                   (73,400)
                                                                              ----------

                  Net gain on sale                                               121,434
                                                                              ----------

                  Net earnings from discontinued operations                   $   29,093
                                                                              ==========

         Net earnings per common share:
                  Basic                                                       $     0.00
                                                                              ==========
                  Diluted                                                     $     0.00
                                                                              ==========

H.     SEGMENT INFORMATION

       The Company operates in the following segments, none of which have intersegment revenues:

                            Ventures        Stogies      Broadcast       Corporate   Consolidated

         Revenues            $     -    $ 1,120,667    $       418$               -   $ 1,121,085

         Operating loss     (136,686)      (149,929)       (98,592)       (238,787)      (623,994)

         Other income        785,068              -            (11)         71,506        856,563

         Income from
           continuing
           operations        495,782       (139,429)       (62,104)       (150,680)       143,569

         Discontinued
           Operations                                                                      29,093
                                                                                       ----------
         Net earnings                                                                  $  172,662
                                                                                        =========

         Assets         $ 27,356,300    $   539,269      $ 116,793     $ 8,127,642   $ 36,140,004
                          ==========        =======        =======       =========     ==========


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

A.     LIQUIDITY AND CAPITAL RESOURCES

       The Company increased its working capital from $3,124,080 at December 31, 1999 to $13,094,453 at June 30, 2000. The major components of the increase in the amount of $9,970,373 includes increases in cash in the amount of $5,203,647, increases in marketable equity securities in the amount of $10,557,420 and less an increase in notes payable in the amount of $2,600,567 and an increase in deferred taxes payable in the amount of $3,605,400.

       The Company had $334,134 in cash flow used in operations during the six months ended June 30, 2000 as compared to $2,848,350 in cash provided by operations in the year earlier period. The year earlier period included proceeds from the sale of marketable securities in the amount of $3,210,644 as compared to the current period amount of $678,566.

       On March 15, 2000, the Company entered into an agreement with Avenel Financial Group ("AFG") to structure and fund an investment in the Company in an amount of up to $11,250,000. The Company will issue and sell to investors restricted shares of the Company's common stock at a purchase price of $.375 per share. For each five shares of common stock purchased, the investor will also receive a warrant which shall entitle the owner to purchase one share of common stock at an exercise price of $1.50 per share. AFG will be paid a fee of 3% of the gross amount funded to the Company.

       On April 3, 2000, the Company issued, in a private sale, 11,000,000 shares of its unregistered common stock and 2,200,000 of its warrants, with an exercise price of $1.50 per share for net proceeds of $4,001,250.

       The Company has budgeted capital expenditures in the amount of $150,000, primarily for Broadcast, for the year 2000 and will utilize cash reserves to meet its requirements. As of June 30, 2000 the Company had completed acquisition of $101,463 in capital expenditures for cash.

       The Company has a line of credit agreement with Merrill Lynch in the maximum amount of $3,400,000. The agreement requires annual renewal, expires initially on January 31, 2001 and includes variable interest at a per annum rate equal to the sum of 2.3% plus the 30-day Dealer Commercial Paper Rate. The annual fee is $34,000 and the collateral consists of a first security interest upon the Company's Merrill Lynch securities account containing securities having an aggregate value of not less than 115% of the maximum line of credit. At June 30, 2000, the Company had received advances from the line of credit in the amount of $2,539,020 and has restricted $2,919,873 in cash to meet the compensating balance requirements.


B.     RESULTS OF OPERATIONS

       SALES AND COST OF SALES - During the three and six months ended June 30, 2000, sales increased to $621,860 and $1,121,085 from the year earlier amount of $170,055 and $221,359, respectively. The 1999 quarters were the first full quarters for the operations of Stogies, the Company's online distributor and retailer of brand name premium cigars. Sales increased 266% during the three month period ended June 30, 2000 and 406% during the six month period ended June 30, 2000, as compared to the year earlier periods. Sales during the three months ended June 30, 2000 increased 25% from the three months ended March 31, 2000 and the Company expects Stogies' sales to continue to increase at this level.

       Broadcast entered into an advertising agency agreement with Music Vision of New York in April 2000, to sell advertising on its network of music sites and expects revenues to commence during the next quarter.

       SELLING, GENERAL AND ADMINISTRATIVE EXPENSE - Selling, general and administrative expenses increased $527,458 (155%) to $866,862 in the six month period ended June 30, 2000 as compared to the same year earlier period. Components of the increase include payroll in the amount of $154,218, legal and professional - $96,069, advertising - $47,657, freight - $27,900, insurance - $30,838, credit card processing fees - $23,932, other costs - $47,834 and Broadcast's costs in the amount of $99,010. The increase is consistent with the higher operational level of Stogies and the new costs associated with Broadcast.

       INTEREST EXPENSE - The Company incurred interest expense in the amount of $86,518, primarily on their credit facility with Merrill Lynch during the six-month period ended June 30, 2000. The Company did not have any debt during the prior year period.


       MARKETABLE INVESTMENT SECURITIES - The Company sold trading equity securities during the six months ended June 30, 2000 and realized profits in the amount of $647,776 as compared to profits of $3,203,159 during the prior year period.

       The Company recognized unrealized gains in the amount of $151,158 and $3,429,478 during the six-month periods ended June 30, 2000 and 1999, respectively.

       OTHER INCOME - The Company had income of $158,013 and $18,759 from interest and dividends in the six-month periods ended June 30, 2000 and 1999, respectively. The higher year 2000 income is primarily the result of the higher cash balances available during the period.

       INCOME TAXES - The Company's effective tax rate during the six months ended June 30, 2000 was approximately 38% as compared to 31% in the year earlier period. During the 1999 period, the Company recognized the tax benefit of net operating losses and other carryforwards that had previously been reserved.

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

                                          INTERNATIONAL INTERNET, INC.



       Date:  August 9, 2000            By:      /s/ Gary Schultheis
                                                -------------------------------
                                                 Gary Schultheis, President and
                                                 Principal Accounting Officer