Form 10QSB
period 2000-09-30
INTERNATIONAL INTERNET INC
filed 2000-11-14
CIK 1088787

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

 Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
                                     of 1934


                      For Quarter Ended: SEPTEMBER 30, 2000


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


The number of shares outstanding of registrant's common stock, par value $.00001 per share, as of September 30, 2000 was 778,446,187.

Transitional Small Business Disclosure Format (Check one):  Yes     No  X .

INTERNATIONAL INTERNET, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                Page
                                                                                No.
                                                                                ---
Part I.       Financial Information

Item 1. Condensed Consolidated:
Balance Sheet - September 30, 2000 and December 31, 1999                           3

Statement of Operations-                                                           4
Three and Nine Months Ended September 30, 2000 and 1999

Statement of Stockholders' Equity -                                                5
Nine Months Ended September 30, 2000

Statements of Cash Flows -                                                       6-7
Nine Months Ended September 30, 2000 and 1999

Notes to Financial Statements -                                                 8-13
Nine Months Ended September 30, 2000 and 1999

Item 2. Managements Discussion and Analysis of Financial Condition             14-16
and Results of Operations

Part II.      Other Information                                                   17

INTERNATIONAL INTERNET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                      September 30,      December 31,
                                                                                          2000               1999
                                                                                       (Unaudited)
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                                            $ 3,759,087        $ 2,737,537
  Accounts receivable                                                                       79,696             34,098
  Marketable equity securities                                                           8,922,910            836,294
  Inventory                                                                                700,420             97,934
  Notes receivable                                                                          14,945             26,350
  Prepaid income taxes                                                                     120,605                 --
  Prepaid expenses                                                                          60,704              4,136
  Assets of discontinued operation                                                              --            447,665
                                                                                       -----------        -----------
Total current assets                                                                    13,658,367          4,184,014
Property and equipment, net                                                                721,262             97,209
Marketable equity securities                                                            12,720,000                 --
Investments in partially-owned equity affiliates                                            60,762                 --
Goodwill, less accumulated amortization of $4,383 and $1,917                                44,856             47,323
Other assets                                                                                16,587             10,882
                                                                                       -----------        -----------
                                                                                       $27,221,834        $ 4,339,428
                                                                                       ===========        ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Notes payable                                                                        $    31,081        $        --
  Accounts payable                                                                         234,769            131,754
  Accrued expenses                                                                           8,861              5,244
  Liabilities of discontinued operation                                                         --            590,110
  Stockholder loans                                                                         16,748             18,000
  Income taxes payable                                                                          --             30,318
  Deferred income taxes                                                                  3,045,308            284,508
                                                                                       -----------        -----------
Total current liabilities                                                                3,336,767          1,059,934
                                                                                       -----------        -----------
Deferred income taxes                                                                    4,535,150              6,650
                                                                                       -----------        -----------

STOCKHOLDERS' EQUITY
  Common stock, $.00001 par value.  Authorized 1,000,000,000 shares; issued and              7,784              7,674
   outstanding 778,446,187 shares and 767,446,187 shares, respectively
  Paid-in capital                                                                        6,659,881          2,658,741
  Retained earnings                                                                         87,656            606,429
  Accumulated other comprehensive income                                                12,594,596                 --
                                                                                       -----------        -----------
Total stockholders' equity                                                              19,349,917          3,272,844
                                                                                       -----------        -----------
                                                                                       $27,221,834        $ 4,339,428
                                                                                       ===========        ===========

See accompanying notes to consolidated financial statements.

INTERNATIONAL INTERNET, INC. AND SUBSIDIARIES



CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
(UNAUDITED)

                                                               THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                                 SEPTEMBER 30,                           SEPTEMBER 30,
                                                           2000                 1999                2000                1999
SALES AND REVENUES                                     $     571,233       $     291,045       $   1,692,318       $     512,405

COST OF SALES                                                495,816             198,144           1,374,033             410,605
                                                       -------------       -------------       -------------       -------------

GROSS PROFIT                                                  75,417              92,901             318,285             101,800
                                                       -------------       -------------       -------------       -------------

OTHER INCOME (EXPENSE):
  Selling, general and administrative expense               (642,551)           (760,937)         (1,509,413)         (1,101,179)
  Interest expense                                           (54,500)                 --            (141,018)                 --
  Sale of marketable equity securities                            --             225,613             647,776           3,428,772
  Interest and other income                                  114,993              34,460             273,006              53,218
  Equity in net loss of affiliated company                    (1,664)                 --             (15,530)                 --
  Unrealized gain (loss) on marketable securities           (599,230)         (1,877,148)           (448,072)          1,552,330
                                                       -------------       -------------       -------------       -------------
    Total other income (expense)                          (1,182,952)         (2,378,012)         (1,193,251)          3,933,141
                                                       -------------       -------------       -------------       -------------
EARNINGS (LOSS) BEFORE INCOME TAXES                       (1,107,535)         (2,285,111)           (874,966)          4,034,941

INCOME TAX EXPENSE (BENEFIT)                                (416,100)           (858,968)           (327,100)          1,135,941
                                                       -------------       -------------       -------------       -------------

INCOME (LOSS) FROM CONTINUING OPERATIONS                    (691,435)         (1,426,143)           (547,866)          2,899,000

INCOME FROM DISCONTINUED OPERATIONS                               --                  --              29,093                  --
                                                       -------------       -------------       -------------       -------------

NET EARNINGS (LOSS)                                    $    (691,435)      $  (1,426,143)      $    (518,773)      $   2,899,000
                                                       =============       =============       =============       =============


NET EARNINGS PER SHARE
  BASIC AND DILUTED                                    $      (0.001)      $      (0.002)      $      (0.001)      $       0.004
                                                       =============       =============       =============       =============
  DISCONTINUED OPERATIONS                              $          --       $          --       $       0.000       $          --
                                                       =============       =============       =============       =============

WEIGHTED AVERAGE SHARES OUTSTANDING
  BASIC AND DILUTED                                      778,446,187         755,508,233         774,672,464         744,455,591
                                                       =============       =============       =============       =============


See accompanying notes to consolidated financial statements.

INTERNATIONAL INTERNET, INC. AND SUBSIDIARIES


CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2000
(UNAUDITED)


                                                                                                    Accumulated
                                            Common Stock               Paid-in     Retained        Other Compre-
                                     Shares              Par Value     Capital     Earnings       hensive Income           Total
                                     ------              ---------     -------     --------       --------------           -----
BALANCE, December 31, 1999         767,446,187            $ 7,674    $2,658,741   $ 606,429                            $ 3,272,844
Sale of common stock for cash       11,000,000                110     4,001,140                                          4,001,250
Comprehensive income:
 Net loss                                                                          (518,773)                              (518,773)
 Other comprehensive income,
  net of tax:
   Unrealized gain on available-
    for-sale securities                                                                             12,594,596          12,594,596

                                   -----------            -------    ----------   ---------        -----------         -----------
BALANCE, September 30, 2000        778,446,187            $ 7,784    $6,659,881   $  87,656        $12,594,596         $19,349,917
                                   ===========            =======    ==========   =========        ===========         ===========


See accompanying notes to consolidated financial statements.

INTERNATIONAL INTERNET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
(UNAUDITED)

                                                                      2000              1999
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss)                                               $  (518,773)      $ 2,899,000
Adjustments to reconcile net earnings to net
 cash provided by (used in) operating activities:
  Depreciation and amortization                                        74,218            28,852
  Gain from discontinued operations                                   (29,093)               --
  Equity in loss of affiliated company                                 15,530                --
  Gain on marketable investment securities                           (647,776)       (3,428,772)
  Unrealized gain (loss) on marketable investment securities          448,072        (1,552,330)
  Proceeds from sale of marketable investment securities              678,566         3,437,400
  Purchase of marketable investment securities                        (23,333)          (20,000)
  Deferred income taxes                                              (309,500)          590,527
  Common stock issued for services                                         --           425,964
  Change in assets and liabilities:
    Accounts receivable                                               (45,597)            6,558
    Inventory                                                        (602,486)         (120,001)
    Other assets                                                      (93,522)               --
    Notes receivable                                                   11,405                --
    Accounts payable                                                  (89,216)           20,841
    Accrued expenses                                                    3,617                --
    Income taxes payable                                              (30,318)          545,414
                                                                  -----------       -----------
Net cash provided by (used in) operating activities                (1,158,206)        2,833,453
                                                                  -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES

  Capital expenditures                                               (693,752)          (67,399)
  Purchase of marketable investment securities                     (1,068,750)          (25,000)
  Acquisition of ACS, net of cash acquired                                              100,594
  Acquisition of subsidiary                                                --           (18,000)
  Proceeds from sale of 80% of ACS                                    500,000                --
  Net advances to discontinued operation                             (497,412)               --
                                                                  -----------       -----------
Net cash used in investing activities                              (1,759,914)           (9,805)
                                                                  -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES

  Sale of common stock for cash                                     4,001,250           384,825
  Loan proceeds                                                     3,651,222                --
  Loan repayment                                                   (3,711,551)               --
  Due to shareholders                                                  (1,252)               --
                                                                  -----------       -----------
Net cash provided by financing activities                           3,939,669           384,825
                                                                  -----------       -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS                           1,021,549         3,208,473
CASH AND CASH EQUIVALENTS, beginning of period                      2,737,538           116,965
                                                                  -----------       -----------
CASH AND CASH EQUIVALENTS, end of period                          $ 3,759,087       $ 3,325,438
                                                                  ===========       ===========

See accompanying notes to consolidated financial statements.

                                                                       Continued

INTERNATIONAL INTERNET, INC. AND SUBSIDIARIES



CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
(UNAUDITED)
(CONTINUED)

                                                                           2000          1999
SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for:
  Interest                                                               $141,018      $     --
  Income taxes                                                           $150,923      $     --

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

Insurance financing                                                      $ 91,410      $     --
Common stock issued for subsidiary                                       $     --      $ 31,240
Common stock issued for assets                                           $     --      $ 37,604


See accompanying notes to consolidated financial statements.

INTERNATIONAL INTERNET, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
(UNAUDITED)

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

         The following summarize the Company's investments:

                                                   SEPTEMBER 30,     DECEMBER 31,
                                                       2000              1999
         TRADING SECURITIES

         Cost                                      $    13,915       $    21,373
         Unrealized gain                               307,995           756,067
                                                   -----------       -----------
                                                       321,910           777,440
                                                   -----------       -----------

         AVAILABLE-FOR-SALE SECURITIES

         Cost                                        1,127,604            58,854
         Unrealized gain                            20,193,396                --
                                                   -----------       -----------
                                                    21,321,000            58,854
                                                   -----------       -----------
             Total FAS No. 115 value               $21,642,910       $   836,294
                                                   ===========       ===========

         Gains (losses) from trading securities that were included in earnings for the nine months ended September 30, 2000 and 1999 were as follows:

                                                  2000                   1999
         Realized                              $  647,776             $3,428,772
         Unrealized                            $ (448,072)            $1,552,330

         Unrealized gains from available-for-sale securities included as a component of equity for the nine months ended September 30, 2000 and 1999 were as follows:

                                                            2000                1999
         Unrealized gain                               $ 20,193,396         $    -----
         Deferred income taxes                           (7,598,800)             -----
                                                       ------------        -----------
                                                       $ 12,594,596         $    -----
                                                       ============         ==========

         The Company's investment in available-for-sale securities includes 10,200,000 shares (10,000,000 shares not registered) of Goldonline International, Inc. ("GDOL") with a cost of $158,854 and a closing value on September 30, 2000 of $20,400,000 ($2.00 per share). The Company's investment represents 10.7% of the outstanding stock of GDOL and accordingly the Company is subject to certain restrictions on the number of shares it can sell. There can be no assurance that the Company will realize the calculated carrying value for the securities.

C.       NOTES PAYABLE AND COMPENSATING BALANCES

         The Company has a credit facility with Merrill Lynch for $3,400,000 that bears interest at the 30-day Dealer Commercial Paper Rate plus 2.3%. At September 30, 2000, the Company had repaid all advances on the line. This facility is subject to normal banking terms and conditions and requires compensating balances not less than 115% of the line of credit drawn.

         The Company financed certain insurance premiums in the amount of $91,410 during the nine months ended September 30, 2000 and made payments aggregating $60,329, leaving a balance at September 30, 2000 of $31,081.

D.       INCOME TAXES

         Income tax expense (benefit) for continuing operations for the nine months ended September 30, 2000 and 1999 consists of:

                                                             2000             1999
         Current tax expense:
                  Federal                                 $       --       $  465,696
                  State                                           --           79,718
                                                          ----------       ----------
                                                                  --          545,414
         Deferred tax expense (benefit)                     (327,100)         590,527
                                                          ----------       ----------
                  Total income tax expense (benefit)      $ (327,100)      $1,135,941
                                                          ==========       ==========

         Actual income tax expense (benefit) applicable to earnings (loss), from continuing operations, before income taxes is reconciled with the "normally expected" federal income tax expense (benefit) as follows for the nine months ended September 30, 2000 and 1999:

                                                               2000              1999
         "Normally expected" income tax expense            $  (297,488)      $ 1,371,880
         Increase (decrease) in taxes resulting from:
         State income taxes, net of Federal income             (31,762)          109,579
           tax benefit
         Change in valuation allowance                              --          (346,971)
         Nondeductible meals and other                           2,150             1,453
                                                           -----------       -----------
                                                           $  (327,100)      $ 1,135,941
                                                           ===========       ===========



         The deferred income tax liabilities at September 30, 2000 are comprised of the following:

                                                                  CURRENT         NONCURRENT
         Unrealized gain on trading securities                 $   115,908       $        --
         Unrealized gain on available-for-sale securities        3,065,400         4,533,400
         Net operating loss                                       (136,000)               --
         Equity in net loss of affiliated company                       --            (5,800)
         Asset basis                                                    --             7,550
                                                               -----------       -----------

             Net deferred income tax liabilities               $ 3,045,308       $ 4,535,150
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

         The Company has 2,200,000 warrants to purchase its common stock, with an exercise price of $1.50 per share, outstanding at September 30, 2000.

G.       DIVESTITURES

         In December 1999, the Company decided to sell its wholly owned subsidiary ACS. In March 2000, the Company completed the agreement for sale of 80% of its interest in ACS to an ACS officer for $500,000. The Company received the full payment on April 5, 2000.

         The ACS segment is accounted for as a discontinued operation, and accordingly, amounts in the financial statements and related notes since the acquisition of ACS effective September 30, 1999, have been shown as discontinued operations. The assets of discontinued operations at March 31, 2000 consisted of:

                  Cash                                                $ 106,481
                  Accounts receivable                                    86,864
                  Property and equipment, net                            26,825
                  Other assets                                          162,287
                                                                      ---------

                  Total assets                                          382,457

                  Liabilities                                           729,957
                                                                      ---------

                  Net assets of discontinued operations               $(347,500)
                                                                      =========

         Operating results of the discontinued segment during the three months ended March 31, 2000, including expenses associated with the divestiture, are as follows:

                  Net sales                                           $  43,830
                                                                      =========

                  Loss from operations before income taxes            $(148,141)
                  Income tax benefit                                     55,800
                                                                      ---------

                  Net loss from discontinued operations                 (92,341)
                                                                      ---------

                  Gain on sale                                          194,834
                  Income taxes                                          (73,400)
                                                                      ---------

                  Net gain on sale                                      121,434
                                                                      ---------

                  Net earnings from discontinued operations           $  29,093
                                                                      =========

         Net earnings per common share:

                  Basic                                               $    0.00
                                                                      =========
                  Diluted                                             $    0.00
                                                                      =========

H.   SEGMENT INFORMATION

         For the nine months ended September 30, 2000, the Company operates in the following segments, none of which have intersegment revenues:

                               Ventures           Stogies            Broadcast          Corporate        Consolidated
         Revenues            $         --       $  1,691,699       $        619       $         --       $  1,692,318

         Operating loss          (226,096)          (443,875)          (163,661)          (357,496)        (1,191,128)

         Other income             184,174                 --                (52)           132,040            316,162

         Loss from
           continuing
           operations             (26,122)          (275,975)          (103,113)          (142,656)          (547,866)

         Discontinued
           Operations                                                                                          29,093
                                                                                                         ------------
         Net earnings                                                                                    $   (518,773)
                                                                                                         ============

         Assets              $ 21,766,032       $  1,417,582       $    143,157       $  3,895,063       $ 27,221,834
                             ============       ============       ============       ============       ============


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

A.       LIQUIDITY AND CAPITAL RESOURCES

         The Company increased its working capital from $3,124,080 at December 31, 1999 to $10,321,600 at September 30, 2000. The major components of the increase in the amount of $7,197,520 includes increases in cash in the amount of $1,021,550, increases in marketable equity securities in the amount of $8,086,616 and less an increase in deferred taxes payable in the amount of $2,760,800. The Company increased inventory to $700,420 at September 30, 2000 from $97,934 at December 31, 1999. The increase is due to higher sales levels experienced during the 2000 year as compared to the 1999 year and is also due to the seasonal requirements of the holiday sales season.

         The Company had $1,158,206 in cash flow used in operations during the nine months ended September 30, 2000 as compared to $2,833,453 in cash provided by operations in the year earlier period. The year earlier period included proceeds from the sale of marketable securities in the amount of $3,437,400 as compared to the current period amount of $678,566.

         On March 15, 2000, the Company entered into an agreement with Avenel Financial Group ("AFG") to structure and fund an investment in the Company in an amount of up to $11,250,000. The Company will issue and sell to investors restricted shares of the Company's common stock at a purchase price of $.375 per share. For each five shares of common stock purchased, the investor will also receive a warrant that shall entitle the owner to purchase one share of common stock at an exercise price of $1.50 per share. AFG will be paid a fee of 3% of the gross amount funded to the Company.

         On April 3, 2000, the Company issued, in a private sale, 11,000,000 shares of its unregistered common stock and 2,200,000 of its warrants, with an exercise price of $1.50 per share for net proceeds of $4,001,250.

         The Company had originally budgeted capital expenditures in the amount of $150,000, primarily for Broadcast, for the year 2000 with plans to utilize cash reserves to meet its requirements. As of September 30, 2000 the Company had completed acquisition of $693,752 in capital expenditures for cash, of which $95,797 was for Broadcast's operations and $597,955 was for Stogies operations.

         The majority of the funds expended for Stogies were for a complete front office/back office system using Great Plains eEnterprise and eCommerce together with the necessary equipment to operate the system. The system is designed to support high sales volumes with low transaction costs and will allow Stogies to reach customers around the globe and around the clock. The eEnterprise system delivers tools for building sales, reducing costs, and making the company more efficient by streamlining their workflow systems, minimizing manual processes, paperwork and reducing administrative overhead. Customers will benefit by having direct access to up-to-the minute information about inventory, pricing and "hot deals," as well as order and shipping information.

         The Company has a line of credit agreement with Merrill Lynch in the maximum amount of $3,400,000. The agreement requires annual renewal, expires initially on January 31, 2001 and includes variable interest at a per annum rate equal to the sum of 2.3% plus the 30-day Dealer Commercial Paper Rate. The annual fee is $34,000 and the collateral consists of a first security interest upon the Company's Merrill Lynch securities account containing securities having an aggregate value of not less than 115% of the line of credit drawn. At September 30, 2000, the Company had repaid all advances from the line of credit.

B.       RESULTS OF OPERATIONS

         SALES AND COST OF SALES - During the three and nine months ended September 30, 2000, sales increased to $571,233 and $1,692,318 from the year earlier amounts of $291,045 and $512,405, respectively. The 1999 quarters were the first full quarters for the operations of Stogies, the Company's online distributor and retailer of brand name premium cigars. Sales increased 78% during the three month period ended September 30, 2000 and 230% during the nine month period ended September 30, 2000, as compared to the year earlier periods.

         Broadcast entered into an advertising agency agreement with Music Vision of New York in April 2000, to sell advertising on its network of music sites and expects revenues to commence by the end of the year.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSE - Selling, general and administrative expenses increased $408,234 (37%) to $1,509,413 in the nine month period ended September 30, 2000 as compared to the same year earlier period. Components of the increase include payroll in the amount of $234,087, legal and professional - $113,772, advertising - $65,122, freight - $44,868, insurance - $52,935, credit card processing fees - $33,371, depreciation - $34,403, other net costs - $98,712 and Broadcast's costs in the amount of $147,631 and less director's fees in the amount of $416,667 incurred in the 1999 period. The increase is consistent with the higher operational level of Stogies and the new costs associated with Broadcast.

         INTEREST EXPENSE - The Company incurred interest expense in the amount of $141,018, primarily on their credit facility with Merrill Lynch during the nine-month period ended September 30, 2000. The Company did not have any debt during the prior year period.

         MARKETABLE INVESTMENT SECURITIES - The Company sold trading equity securities during the nine months ended September 30, 2000 and realized profits in the amount of $647,776 as compared to profits of $3,428,772 during the prior year period.

         The Company recognized unrealized losses in the amount of $448,072 during the nine-month period ended September 30, 2000 and recognized unrealized gains in the amount of $1,552,330 during the year earlier period.

         OTHER INCOME - The Company had income of $273,006 and $53,218 from interest and dividends in the nine-month periods ended September 30, 2000 and 1999, respectively. The higher year 2000 income is primarily the result of the higher cash balances available during the period.

         INCOME TAXES - The Company's effective tax rate during the nine months ended September 30, 2000 was approximately 37% as compared to 28% in the year earlier period. During the 1999 period, the Company recognized the tax benefit of net operating losses and other carryforwards that had previously been reserved.

         DISCONTINUED OPERATIONS - The Company sold 80% of their investment in ACS as of the end of March 2000. The net earnings from discontinued operation consisted of a loss of $92,341 from operations (net of tax benefit in the amount of $55,800) and a gain on the sale in the amount of $121,434 (net of taxes in the amount of $73,400).

         OTHER COMPREHENSIVE INCOME - Unrealized gains from available-for-sale securities included as a component of equity for the nine months ended September 30, 2000 were $12,594,596 ($20,193,396 gain less deferred taxes of $7,598,800). The Company did not recognize any unrealized gains from available-for-sale securities during the nine months ended September 30, 1999.

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

                                             INTERNATIONAL INTERNET, INC.



         Date:  November 13, 2000       By:  /s/ Gary Schultheis
                                            ------------------------------------
                                                 Gary Schultheis, President and
                                                 Principal Accounting Officer