Form 10KSB
period 2000-12-31
INTERNATIONAL INTERNET INC
filed 2001-03-30
CIK 1088787

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended DECEMBER 31, 2000

                         Commission file number 0-26415

                                EVOLVE ONE, INC.
                                ----------------
                 (Name of small business issuer in its charter)

            DELAWARE                                    13-3876100
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

              6413 CONGRESS AVENUE, SUITE 240, BOCA RATON, FL 33487
               (Address of principal executive offices) (Zip Code)

                    Issuer's telephone number (561) 988-0819

                          INTERNATIONAL INTERNET, INC.
                     (Former name of small business issuer)

Securities registered pursuant to Section 12(g) of the Act:

                         COMMON STOCK, $.00001 PAR VALUE
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year - $2,243,596.

As of February 28, 2001, the registrant had outstanding 788,446,187 shares of its Common Stock, par value $.00001, its only class of voting securities. The aggregate market value of the shares of Common Stock of the registrant held by non-affiliates on February 28, 2001, was approximately $8,565,000 based on its closing price on the OTC: Bulletin Board on that date. (See Item 5).

                       DOCUMENTS INCORPORATED BY REFERENCE

No documents are incorporated by reference into this Report except those Exhibits so incorporated as set forth in the Exhibit index.

Transitional Small Business Disclosure Format (Check one):  Yes [   ]; No [ X ].

ITEM 1.  DESCRIPTION OF BUSINESS


BUSINESS DEVELOPMENT AND BUSINESS OF ISSUER

Effective November 21, 2000, International Internet, Inc. changed its name to Evolve One, Inc. (the "Company" or "EONE") pursuant to ss.253 of the General Corporation Law of Delaware. On November 26, 1999, EONE, a Delaware corporation acquired 100% of the issued and outstanding stock of Caprock Corporation ("Caprock"), a Delaware corporation, pursuant to a Stock Purchase Agreement. The Board of Directors of EONE, on December 1, 1999, by unanimous written consent, elected to merge Caprock into EONE pursuant to ss.253 of Delaware's General Corporate Laws. As a result of the merger, EONE was the surviving company and assumes the reporting obligations under successor issuer status as more fully detailed in ss.12(g)(3) of The Securities Act of 1934. EONE was incorporated in Delaware on June 21, 1994. EONE formed StogiesOnline.com, Inc, ("Stogies") in Delaware on April 21, 1999, Web Humidor.com Corp. ("Humidor") in Delaware on April 13, 1999 and International Internet Ventures I, LLC ("Ventures LLC") in Delaware on May 6, 1999. Mr. Cigar, Inc. ("Cigar") was incorporated in Delaware on May 19, 1997. American Computer Systems ("ACS") was incorporated in Virginia on February 7, 1996 and was acquired by EONE effective September 30, 1999; EONE sold 80% of its investment effective March 31, 2001. TheBroadcastWeb.com, Inc. ("Broadcast" or "BW") (www.thebroadcastweb.com) was incorporated in Maine on May 28, 1999 and EONE acquired its 90% interest on June 14, 1999.

EONE is a diversified holding Company, which develops and operates Internet and direct retail marketing companies and computer service providers on the Internet. The EONE Group includes wholly owned subsidiaries; Stogies, Humidor, Ventures LLC and majority owned subsidiaries, Broadcast and Cigar. EONE, through its venture group also holds minority interests in several other companies. EONE's original business was operated as a developmental stage company in Cigar, which was in the business of licensing, selling and/or operating cigar vending machines. The Company opened its StogiesOnline.com Internet site in November 1998. As a result of the success of the StogiesOnline website, the Company refocused its resources in 1999 into the Internet cigar sales market and other specialty goods. EONE sold the vending equipment and business of Cigar in December 1999.

                                STOGIESONLINE.COM

StogiesOnline.com ("Stogies") became an online distributor and retailer of brand name premium cigars within the United States on November 18, 1998. Stogies' products consist of premium cigars, factory brand name seconds and mass market cigars which are sold online to retail and wholesale customers. Stogies markets a wide variety of premium cigars and related tobacco products on a retail basis throughout the United States via the Internet. Management utilizes its websites located at URL's (www.StogiesOnline.com) and (www.CigarCigar.com) as its primary advertising vehicle. Stogies' cigar line consists of over 60 brands. Among Stogies' products are nationally recognized brand names - Arturo Fuente, Ashton, AVO, Baccarat, Bahia, Bauza, Bering, Cohiba, Don Diego, Dunhill, Garcia Vega, H. Upmann, Lars Tetens, Macanudo, Montecristo, Opus X, Partagas, Punch, Sosa and Te-amo.

As a direct buyer from most manufacturers, Stogies is eligible to participate in promotions, which enables it to pass substantial savings to its customers. Stogies purchases overstocked or overproduced items from manufacturers and other retailers, including factory brand name seconds. Currently, Stogies has entered into non-exclusive distribution agreements with: Miami Cigar, Inc. - who distributes Leon Jimenes and La Aurora cigars, Altidus - the manufacturer of fine cigars such as Montecristo, H. Upmann, Don Diego, Te-amo, General Cigar - the distributor of Punch, Macanudo, Cohiba Red Dot, Partigas, Canaria d'Oro cifuente, Hoyo de Monterrey, Excaliber and Villazone, Inter-Continental Cigars - the manufacturer of Al Capone, and Santa Clara - the manufacturer of El Rey de Mundo and Garcia y Vega.

Stogies utilizes its website as its primary advertising vehicle. Stogies' website highlights its sale items and changes its product offerings and featured specials weekly. By dialing 1-888-82-CIGAR, a customer can order any cigar or tobacco accessory currently carried. In the event that Stogies does not have a particular product in stock, a customer may place an order to ship on arrival, or telemarketers may direct the customer to similar products by utilizing its database.
Stogies currently uses United Parcel Service for shipping orders from its inventory, which is maintained in its Boca Raton, Florida warehouse facility.

StogiesOnline current client base consists of over 8,500 customers in the United States. Purchases from repeat customers have been steady, with repeat buyers accounting for approximately one-third of current orders. During the two years ended December 31, 2000, Stogies did not have any significant customers, the loss of which would have an adverse effect on operations.

                        THEBROADCASTWEBNETWORK.COM, INC.

Broadcast was acquired on June 14, 1999 for $18,000 cash and 300,000 shares of EONE common stock. Broadcast is an aggregator and broadcaster of streaming media programming on the Web with the network infrastructure to deliver or "stream" live and on-demand audio programs over the Internet and Intranets. Broadcast (www.thebroadcastweb.com) and its five representative sites - BluesBoyMusic.com (www.bluesboymusic.com), SoulManMusic.com (www.soulmanmusic.com),
JazzManMusic.com (www.jazzmanmusic.com), ClassicRockers (www.classicrockers.com) and hitmusicradio.com (www.hitmusicradio.com) rely primarily on the leading provider of streaming media products, Microsoft's Windows Media Player to license encoders to it in order to broadcast its content and to distribute player software. Users are able to electronically download copies of Microsoft's Windows Media Player software free of charge from a wide variety of sources, including Broadcast and its sites.

Broadcast is currently developing its sites and expanding its listener base. Management expects that Broadcast will not have substantial advertising revenues until it completes building its current sites.

                            AMERICAN COMPUTER SYSTEMS

ACS was acquired effective September 30, 1999 for $150,000 cash and was a wholly owned subsidiary of EONE through March 31, 2000. ACS is a full service provider of computer systems and services to the federal government. ACS focuses on all phases of hardware implementation, including system engineering, product design, software integration and networking communications. In November 1997, ACS was awarded its first General Services Administration (GSA) schedule contract for computer systems and peripherals. This contract has been extended for five additional years. ACS has concentrated its efforts on providing the Federal Government best value systems with on-site service and support as required for both Continental United States (CONUS) and Outside the Continental United States (OCONUS). American Computer Systems maintains a web site at (www.acspc.com). EONE determined after several months that the business of ACS did not meet its business plan requirements and was able to sell 80% of its investment in ACS for $500,000 in cash, effective March 31, 2000.

                                 MR. CIGAR INC.

EONE, through its majority-owned subsidiary, Cigar, sold, licensed and operated the "Mr. Cigar" automated vending humidors, which dispensed mass market and premium cigars. The automated humidors held up to 200 cigars ranging in price from $2 to $35 keeping them humidified until purchased. EONE completed their sale of the vending assets of Mr. Cigar in December 1999.

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

                              TECHNOLOGICAL CHANGE

The Internet is characterized by technological change. The Company's success will depend, in part, on its ability to enhance its existing services, develop new services that address the needs of its prospective customers and respond to technological advances and practices on a timely basis. The development of a Web entails significant technical, financial and business risks. There can be no assurance that the Company will successfully implement new technologies or adapt its Web site, proprietary technology and transaction-processing systems to customer requirements or emerging industry standards. If the Company is unable, for technical, legal, financial or other reasons, to adapt in a timely manner in response to changing market conditions, such inability could have a material adverse effect on the Company's business, prospects, financial condition and results of operations.

                                   EMPLOYMENT

The Company has four full-time employees in administration and management, eight full-time employees and one part-time employee in the Stogies operation, three full-time and three part-time employees in the Broadcast operation.


ITEM 2.  DESCRIPTION OF PROPERTY

The Company currently maintains three office spaces. The corporate headquarters is located at 6413 Congress Avenue, Suite 240, Boca Raton, Florida 33487. The Stogies warehouse and retail cigar outlet center is located at 6405 Congress Avenue, Suite 160, Boca Raton, Florida 33487. Broadcast's office is located at 3 Firefly Lane, Bar Harbor, Maine 04609. The combined square footage of the corporate headquarters and Stogies warehouse is 6,293 square feet, and the combined monthly rent is $4,401 The Broadcast office is approximately 900 square feet and the monthly rent is $525. The corporate office phone number is (561) 988-0819.


ITEM 3.  LEGAL PROCEEDINGS

The Company is not a part to any material pending legal proceedings other than ordinary routine litigation incidental to the business.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On November 28, 2000, the Company held its annual meeting of shareholders at which time the only business to come to a vote before the meeting was the election of directors until the next annual meeting of shareholders and until their successors have been elected and qualified and ratification of the selection of Goldstein Lewin & Co. as independent certified public accountants for the Company for the fiscal year ended December 31, 2000. Both measures were passed. The directors who were elected at the annual meeting are listed at ITEM 9 herein.

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


MARKET INFORMATION

EONE has been a non-reporting publicly traded company with certain of its securities exempt from registration under the Securities Act of 1933 pursuant to Rule 504 of Regulation D and Rule 701 of the General Rules and Regulations of the Securities and Exchange Commission. EONE's common stock is traded on the OTC Bulletin Board operated by Nasdaq under the symbol EONE. EONE has not filed a registration statement with the Securities and Exchange Commission and had not been a reporting company under the Securities Exchange Act of 1934 prior to December 1, 1999. The Nasdaq Stock Market implemented a change in its rules requiring all companies trading securities on the OTC Bulletin Board to become reporting companies under the Securities Exchange Act of 1934.

The Company was required to become a reporting company by the close of business on January 1, 2000 or no longer be listed on the OTC Bulletin Board. EONE has effected the merger with Caprock and has become a successor issuer thereto in order to comply with the reporting company requirements implemented by the Nasdaq Stock Market.

The following chart shows the quarterly high and low bid prices for the Company's Common Stock for the last two fiscal years, as reported on the OTC:Bulletin Board. The prices represent quotations by dealers without adjustments for retail mark-ups, mark-downs or commissions and may not represent actual transactions.

                           OPENING          HIGH             LOW         CLOSING
                             BID             BID             BID           BID
                             ---             ---             ---           ---
2000 Fourth Quarter          .09             .13             .03           .03
2000 Third Quarter           .14             .17             .07           .09
2000 Second Quarter          .50             .53             .13           .15
2000 First Quarter           .28            1.00             .20           .36
1999 Fourth Quarter          .05             .51             .05           .23
1999 Third Quarter           .14             .14             .05           .05
1999 Second Quarter          .03             .22             .12           .14
 1999 First Quarter          .02             .31             .02           .03

HOLDERS

As of December 31, 2000, there were approximately 462 holders of record of the Company's common stock, an undetermined number of which represent more than one individual participant in securities positions with the Company.

DIVIDENDS

The Company has never paid cash dividends on its common stock, and intends to utilize current resources to expand its operations. Therefore, it is not anticipated that cash dividends will be paid on the Company's common stock in the foreseeable future.

INVESTMENT AGREEMENT

In March 2000, the Company entered into an agreement with Avenel Financial Group ("AFG") to structure and fund an investment in the Company in an amount of up to $11,250,000. The Company sold investors restricted shares of common stock in the Company at a purchase price of $.375 per share. In addition, one warrant for every five shares purchased was issued to AFG. The warrant entitles the owner to purchase one share of common stock at an exercise price of $1.50 per share. A fee in the amount of 3% of the gross amount funded to the Company was paid. On April 3, 2000, the Company issued 11,000,000 shares of its common stock and 2,200,000 warrants, with an exercise price of $1.50 per share, for $4,125,000 ($4,001,250, net of the investment fee).


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS

>From time to time, the Company may publish forward-looking statements relative to such matters as anticipated financial performance, business prospects, technological developments and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. All statements other than statements of historical fact included in this section or elsewhere in this report are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act of 1934. Important factors that could cause actual results to differ materially from those discussed in such forward-looking statements include: 1. General economic factors including, but not limited to, changes in interest rates, trends in disposable income; 2. Information and technological advances; 3. Cost of products sold; 4. Competition; and 5. Success of marketing, advertising and promotional campaigns.

The Company's continuing operations consist of two Internet based businesses. Stogies is an online distributor and retailer of brand name premium cigars within the United States. Broadcast is an aggregator and broadcaster of streaming media programming on the Web with the network infrastructure to deliver or "stream" live and on-demand audio programs over the Internet and Intranets.

Stogies became operational in November 1998 and it accounts for substantially all of the sales revenue. Broadcast is still completing development of their infrastructure and expanding their base of listeners, and does not expect to commence advertising revenues, other than nominal amounts, until after the end of the year 2000.

LIQUIDITY AND CAPITAL RESOURCES

The Company increased its working capital from $3,124,080 at December 31, 1999 to $8,594,431 at December 31, 2000. The working capital increase in the amount of $5,470,351 consists primarily of increases in cash in the amount of $668,509, inventory of $485,490 and marketable securities in the amount of $5,654,356 less increases in current and deferred income taxes in the amount of $1,554,274.

During the year ended December 31, 2000 stockholders' equity increased $12,295,715, which includes increases in other comprehensive income in the amount of $9,242,296, the sale of common stock for cash in the amount of $4,001,250, common stock issued for compensation in the amount of $160,000 and reduced by the net loss for the year of $1,107,831.

The Company invested approximately $600,000 during the year ended December 31, 2000 for a complete front office/back office system using Great Plains eEnterprise and eCommerce together with the necessary equipment to operate the system. The system is designed to support high sales volumes with low transaction costs and will allow Stogies to reach customers around the globe and around the clock. The eEnterprise system delivers tools for building sales, reducing costs, and making the Company more efficient by streamlining its workflow systems, minimizing manual processes, paperwork and reducing administrative overhead. Customers will benefit by having direct access to up-to-the minute information about inventory, pricing and "hot deals," as well as order and shipping information.

The Company has budgeted capital expenditures in the amount of $250,000, for the year 2001 and will utilize cash reserves to meet its requirements.

The Company executed a line of credit agreement with Merrill Lynch in the maximum amount of $3,400,000 on December 13, 1999. The agreement required annual renewal, expired initially on January 31, 2001 and included variable interest at a per annum rate equal to the sum of 2.3% plus the 30-day Dealer Commercial Paper Rate. The annual fee was $17,000 and the collateral consisted of a first security interest upon the Company's Merrill Lynch securities account containing securities having an aggregate value of not less than 115% of the maximum line of credit. In October 2000, the Company completed repayment of all advances on the line of credit and terminated the agreement.

In March 2000, the Company entered into an agreement with Avenel Financial Group ("AFG") to structure and fund an investment in the Company in an amount of up to $11,250,000. The Company sold investors restricted shares of common stock in the Company at a purchase price of $.375 per share. In addition, one warrant for every five shares purchased was issued to AFG. The warrant entitles the owner to purchase one share of common stock at an exercise price of $1.50 per share. A fee in the amount of 3% of the gross amount funded to the Company was paid. On April 3, 2000, the Company issued 11,000,000 shares of its common stock and 2,200,000 warrants, with an exercise price of $1.50 per share, for $4,125,000 ($4,001,250, net of the investment fee).

SALES AND COST OF SALES

During the year ended December 31, 2000, sales increased 124% from $1,001,587 to $2,243,596. Stogies became an online distributor and retailer of brand name premium cigars in November 1998 and accordingly had only nominal sales until 1999. The Company, through Mr. Cigar, discontinued its sale of cigars through automated vending humidors in December 1999 and will continue cigar sales through Stogies' online distributorship.

Stogies sales are expected to maintain the sales level experienced during the fourth quarter of 2000 ($550,168) for the next year.

During 2000, Stogies realized a gross profit of approximately 15% as compared to approximately 10% during the year earlier period. The improvement is primarily attributed to the ability of the Company to acquire product at lower costs as a result of higher volume.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased $83,203 (4%) to $2,305,289 in 2000 from $2,222,086 in 1999. The Company experienced a number of cost increases as a result of the 124% increase in the business of Stogies and the operation for the full year of Broadcast's business. Depreciation and amortization costs increased $123,776 in 2000 as compared to 1999, primarily due to the increase in depreciable assets discussed above. Advertising costs increased $98,555, insurance costs increased $63,661, legal and professional costs increased $40,520, credit card charges increased $34,611, office expenses increased $27,507, office rent increased $26,192, loan fees increased $34,000, directors fees decreased $497,917 and all other costs in aggregate increased $132,298. The Company feels that the complete implementation of the front office/back office system using Great Plains eEnterprise and eCommerce will allow for a reduction in selling, general and administrative expenses.

OTHER INCOME AND EXPENSES

Other income in 2000 consists of net gains from sales of marketable securities in the amount of $647,776 as compared to net gains of $3,428,741 recognized in 1999. The Company received interest and dividend income in the amount of $333,081 in 2000 as compared to $72,750 in 1999, due to higher weighted average cash balances during 2000 as compared to 1999. The Company also recognized an unrealized loss from its marketable security investments in the amount of $685,532 in 2000 as compared to an unrealized gain of $756,067 in 1999.

Interest expense amounted to $139,230 during 2000 and was principally incurred on the line of credit with Merrill Lynch, which was terminated during the fourth quarter of 2000.

INCOME TAXES

The Company's 2000 income tax benefit consisted of a current tax benefit of $2,825 and a deferred tax benefit of $677,558. The deferred tax benefit consists primarily of the tax benefit from net operating losses incurred during the current year in the amount of $397,600 and the tax benefit attributed to the unrealized loss on marketable securities of $258,008. The Company's non-current deferred income tax liability in the amount of $3,338,400 is principally for the net unrealized gains on available-for-sale securities.

The Company's 1999 income tax expense consisted of current taxes in the amount of $115,125 and deferred income taxes in the amount of $291,158. The deferred tax benefit that would have been recognized in 1998 was fully reserved due to the uncertainty, at that time, that the resulting deferred tax asset would be realized.

DISCONTINUED OPERATIONS

The Company decided in December 1999 to divest itself of the majority of its ownership in ACS, to allow it to concentrate its efforts in its core businesses. As a result of this decision, the Company recorded a loss from discontinued operations for the three months ended December 31, 1999, in the amount of $115,421, which is net of the income tax benefit of $84,807. The sale was completed effective March 31, 2000 and the Company realized a loss from operations of $92,341 (including a tax benefit of $55,800) and realized a gain on the sale of 80% of its investment in the amount of $121,434 (including a tax provision of $73,400).


ITEM 7.  FINANCIAL STATEMENTS

The Consolidated Financial Statements of Evolve One, Inc., formerly known as International Internet, Inc., and Subsidiaries, together with the report thereon of Goldstein Lewin & Co. dated March 14, 2001 for the years ended December 31, 2000 and 1999 is set forth as follows:

                                                                          PAGE
                                                                          ----

INDEPENDENT AUDITOR'S REPORT                                                11

CONSOLIDATED FINANCIAL STATEMENTS:

    Consolidated Balance Sheet                                              12

    Consolidated Statements of Operations                                   13

    Consolidated Statements of Changes in Stockholders' Equity              14

    Consolidated Statements of Cash Flows                                  15-16

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS                             17-30

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Stockholders
Evolve One, Inc. and Subsidiaries
(formerly International Internet, Inc.)
Boca Raton, Florida


We have audited the accompanying consolidated balance sheet of Evolve One, Inc. and Subsidiaries as of December 31, 2000, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Evolve One, Inc. and Subsidiaries as of December 31, 2000, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.


                                                     /s/ GOLDSTEIN LEWIN & CO.


Boca Raton, Florida
March 14, 2001


EVOLVE ONE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2000


ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                                                    $  3,406,046
  Accounts receivable                                                                                64,948
  Marketable equity securities                                                                    6,490,650
  Inventory                                                                                         583,424
  Other current assets                                                                               71,082
                                                                                               -------------
      Total current assets                                                                       10,616,150
Property and equipment, net                                                                         637,803
Marketable equity securities                                                                      9,540,000
Investment in partially-owned equity affiliate - at cost                                             76,291
Goodwill, less accumulated amortization of $5,206                                                    44,034
Other assets                                                                                         14,400
                                                                                               -------------
                                                                                               $ 20,928,678
                                                                                               =============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                                             $     95,583
  Accrued liabilities                                                                                40,288
  Stockholder loans                                                                                  16,748
  Deferred income taxes                                                                           1,869,100
                                                                                               -------------
      Total current liabilities                                                                   2,021,719
                                                                                               -------------
Deferred income taxes                                                                             3,338,400
                                                                                               -------------

Commitments and contingencies

STOCKHOLDERS' EQUITY
  Cumulative convertible preferred stock, $.0001 par value; authorized 10,000,000 shares;
    outstanding -0- shares                                                                                -
  Common stock, $.00001 par value.  Authorized 1,000,000,000 shares; issued and
   outstanding 788,446,187 shares                                                                     7,884
  Paid-in capital                                                                                 6,819,781
  Accumulated deficit                                                                              (501,402)
  Accumulated other comprehensive income                                                          9,242,296
                                                                                               -------------
      Total stockholders' equity                                                                 15,568,559
                                                                                               -------------
                                                                                               $ 20,928,678
                                                                                               =============

See accompanying notes to consolidated financial statements.


EVOLVE ONE, INC. AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2000 AND 1999


                                                                   2000               1999
                                                              --------------      --------------

SALES AND REVENUE                                             $   2,243,596       $   1,001,587
COST OF SALES                                                     1,911,709             899,531
                                                              --------------      --------------
GROSS PROFIT                                                        331,887             102,056
Selling, general and administrative expense                       2,305,289           2,222,086
                                                              --------------      --------------
  Loss from operations                                           (1,973,402)         (2,120,030)
                                                              --------------      --------------

OTHER INCOME (EXPENSE):
  Gains from sale of marketable securities                          647,776           3,428,741
  Loss on the sale of property and equipment                              -             (35,861)
  Investment income                                                 333,081              72,750
  Interest expense                                                 (139,230)                  -
  Unrealized gain (loss) on marketable equity securities           (685,532)            756,067
                                                              --------------      --------------
    Total other income (expense)                                    156,095           4,221,697
                                                              --------------      --------------
EARNINGS BEFORE INCOME TAXES                                     (1,817,307)          2,101,667
INCOME TAX EXPENSE (BENEFIT)                                       (680,383)            406,283
                                                              --------------      --------------
EARNINGS (LOSS) FROM CONTINUING OPERATIONS                       (1,136,924)          1,695,384
EARNINGS (LOSS) FROM DISCONTINUED OPERATIONS                         29,093            (115,421)
                                                              --------------      --------------
NET EARNINGS (LOSS)                                           $  (1,107,831)      $   1,579,963
                                                              ==============      ==============

NET EARNINGS (LOSS) PER SHARE
  BASIC                                                       $       (0.00)      $        0.00
                                                              ==============      ==============
  DILUTED                                                     $       (0.00)      $        0.00
                                                              ==============      ==============
  DISCONTINUED OPERATIONS                                     $        0.00       $       (0.00)
                                                              ==============      ==============

WEIGHTED AVERAGE SHARES OUTSTANDING
  BASIC                                                         775,921,596         748,412,398
                                                              ==============      ==============
  DILUTED                                                       775,921,596         748,916,508
                                                              ==============      ==============

See accompanying notes to consolidated financial statements.


EVOLVE ONE, INC. AND SUBSIDIARIES


CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2000 AND 1999


                                                                                                      Accumulated
                                                                                                         Other
                                       Common Stock           Paid-in     Subscription  Accumulated  Comprehensive
                                    Shares      Par Value     Capital       Receivable    Deficit        Income            Total
                                 -------------  ----------  ------------  ------------  ------------  --------------  --------------
BALANCE, January 1, 1999          739,701,100   $   7,397   $ 1,230,460   $   (74,825)  $  (973,534)  $           -   $     189,498
  Issuance for:                                                                                                                   -
    Cash                            6,195,087          62       309,938        74,825             -               -         384,825
    Services                       10,150,000         101       422,816             -             -               -         422,917
    Acquisitions:                                                                                                                 -
      Gold Online.com               1,000,000          10        33,844             -             -               -          33,854
      WebHumidor.com                  100,000           1        13,046             -             -               -          13,047
      BroadcastWeb.com                300,000           3        31,237             -             -               -          31,240
      Caprock Merger                  500,000           5            (5)            -             -               -               -
    Stock bonuses                   9,500,000          95       617,405             -             -               -         617,500
  Net earnings                              -           -             -             -     1,579,963               -       1,579,963
                                 -------------  ----------  ------------  ------------  ------------  --------------  --------------
BALANCE, December 31, 1999        767,446,187       7,674     2,658,741             -       606,429               -       3,272,844
                                                                                                                      --------------
  Issuance for:
    Cash                           11,000,000         110     4,001,140             -             -               -       4,001,250
                                                                                                                      --------------
    Stock bonuses                  10,000,000         100       159,900             -             -               -         160,000
                                                                                                                      --------------
  Comprehensive income:
    Unrealized gain on available-
      for-sale securities, net              -           -             -             -             -       9,242,296       9,242,296
    Net loss                                -           -             -             -    (1,107,831)              -      (1,107,831)
                                                                                                                      --------------
      Total comprehensive income            -           -             -             -             -               -       8,134,465
                                 -------------  ----------  ------------  ------------  ------------  --------------  --------------
BALANCE, December 31, 2000        788,446,187   $   7,884   $ 6,819,781   $         -   $  (501,402)  $   9,242,296   $  15,568,559
                                 =============  ==========  ============  ============  ============  ==============  ==============

See accompanying notes to consolidated financial statements.


EVOLVE ONE, INC. AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2000 AND 1999


                                                                                       2000               1999
                                                                                  ----------------   ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss)                                                               $    (1,107,831)   $     1,579,963
Adjustments to reconcile net earnings (loss) to net
 cash provided by (used in) operating activities:
  Depreciation and amortization                                                           171,178             47,402
  Loss (gain) from discontinued operations                                                (29,093)           115,421
  Loss on sale of property and equipment                                                        -             35,861
  Gain on marketable investment securities                                               (647,776)        (3,428,741)
  Unrealized loss (gain) on marketable investment securities                              685,532           (756,067)
  Proceeds from sale of marketable investment securities                                  678,566          3,437,369
  Purchase of marketable investment securities                                            (23,333)           (30,001)
  Common stock issued for services                                                        160,000          1,040,417
  Deferred income taxes                                                                  (677,558)           291,158
  Decrease (increase) in assets:
    Accounts receivable                                                                   (30,849)           (22,098)
    Inventory                                                                            (485,490)           (83,879)
    Other assets                                                                           44,555             (4,636)
  Increase (decrease) in liabilities:
    Accounts payable                                                                      (40,696)           109,942
    Accrued liabilities                                                                    39,569            (42,919)
    Income taxes payable                                                                  (30,318)           115,125
                                                                                  ----------------   ----------------
Net cash provided by (used in) operating activities                                    (1,293,544)         2,404,317
                                                                                  ----------------   ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                                                   (705,743)           (85,788)
  Purchase of marketable investment securities                                         (1,068,750)           (25,000)
  Proceeds from sale of discontinued operations                                           500,000                  -
  Net advances to discontinued operation                                                 (672,043)          (202,195)
  Net cash provided by acquisitions                                                             -            294,413
  Acquisition of subsidiaries                                                                   -           (168,000)
                                                                                  ----------------   ----------------
Net cash used in investing activities                                                  (1,946,536)          (186,570)
                                                                                  ----------------   ----------------


See accompanying notes to consolidated financial statements.
                                                                                                        Continued


EVOLVE ONE, INC. AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2000 AND 1999

(CONTINUED)
                                                                                       2000               1999
                                                                                  ----------------   ----------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock for cash                                               $     4,001,250     $      384,825
  Loan proceeds                                                                         3,742,988                  -
  Loan repayment                                                                       (3,834,398)                 -
  Due to shareholders                                                                      (1,252)            18,000
                                                                                  ----------------   ----------------
Net cash provided by financing activities                                               3,908,588            402,825
                                                                                  ----------------   ----------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                                 668,508          2,620,572
CASH AND CASH EQUIVALENTS, beginning of period                                          2,737,538            116,965
                                                                                  ----------------   ----------------
CASH AND CASH EQUIVALENTS, end of period                                          $     3,406,046    $     2,737,537
                                                                                  ================   ================

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest and income taxes are as follows:
  Interest                                                                        $       139,229    $            10
                                                                                  ================   ================
  Income taxes                                                                    $       150,923    $             -
                                                                                  ================   ================

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

Insurance financing                                                               $        91,410    $             -
                                                                                  ================   ================
Acquisition of subsidiaries:
  Fair value of :
    Working capital, other than cash                                                                 $      (357,812)
    Fixed assets, net of depreciation                                                                         (3,828)
    Other assets                                                                                             (54,990)
    Cost in excess of net assets of company acquired, net                                                    (89,081)
    Liabilities                                                                                              768,884
    Issuance of common stock on acquisition                                                                   31,240
                                                                                                     ----------------
      Net cash provided by acquisition                                                               $       294,413
                                                                                                     ================

Sale of fixed assets in exchange for promissory note                                                 $        26,350
                                                                                                     ================
Common stock issued for domain name                                                                  $        13,047
                                                                                                     ================
Common stock issued for investment                                                                   $        33,854
                                                                                                     ================

See accompanying notes to consolidated financial statements.

EVOLVE ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND NATURE OF BUSINESS

Effective November 21, 2000, International Internet, Inc., through a merger with an inactive subsidiary, changed its name to Evolve One, Inc. (the "Company" or "EONE"). EONE is a diversified holding company that develops and operates Internet and direct retail marketing companies. The EONE Group includes wholly owned subsidiaries, StogiesOnline.com, Inc. ("Stogies") (www.stogiesonline.com), WebHumidor.com Corp. and International Internet Ventures I, LLC ("Ventures LLC") and majority owned subsidiaries, The BroadcastWeb.com, Inc. ("Broadcast" or "BW") (www.thebroadcastweb.com) and Mr. Cigar, Inc. ("Cigar"). EONE, through Ventures LLC, owns an equity interest in several companies, some of which are classified as trading securities and some of which are classified as available-for-sale securities. EONE was incorporated in Delaware on June 21, 1994.

Stogies became an online distributor and retailer of brand name premium cigars within the United States on November 18, 1998. Stogies' products consist of premium cigars, factory brand name seconds and mass market cigars, which are distributed online to retail and wholesale customers.

Broadcast is an aggregator and broadcaster of streaming media programming on the Web with the network infrastructure to deliver or "stream" live and on-demand audio programs over the Internet. Broadcast and its representative sites (BluesBoyMusic.com, SoulManMusic.com, JazzManMusic.com, ClassicRockers.com and HitMusicRadio.com) rely primarily on providers of streaming media products to license encoders to it in order to broadcast its content and to distribute player software in order to create a broad base of users.

MERGER

On November 26, 1999, EONE acquired 100% of the issued and outstanding stock of Caprock Corporation, a Delaware corporation ("Registrant" or "Caprock") in exchange for 500,000 EONE common shares. As a result of EONE's 100% ownership of the Registrant, the Board of Directors of EONE, on December 1, 1999, with unanimous written consent, elected to merge the Registrant into EONE pursuant to
Section 253 of Delaware's General Corporate Laws. As a result of the merger, EONE is the surviving company. Caprock was a dormant company and its assets and liabilities were insignificant.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Evolve One, Inc. and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

REVENUE RECOGNITION

Revenue from sales of cigars over the Internet is recognized upon shipment. Provision is made at the time the related revenue is recognized for estimated product returns. Revenue from advertising sales is recognized monthly when the advertising time is used.

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

INVESTMENT SECURITIES

Investments are classified into three categories as follows:

         o        Held-to-maturity securities reported at amortized cost;
         o Trading securities reported at fair value with unrealized gains and losses included in earnings;
         o Securities available-for-sale reported at fair value with unrealized gains and losses reported in other comprehensive income.

INVENTORIES

Inventories are stated at the lower of cost or market determined by the first-in, first-out method. Inventory consists of cigars and related accessories.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost and depreciated on an accelerated basis over the assets' estimated useful lives.

GOODWILL

Goodwill represents the excess of the cost of the Company's interest in a purchased subsidiary over the fair value of a proportionate share of its net assets at the date of acquisition. Goodwill is being amortized using the straight-line method over 15 years.

COMPREHENSIVE INCOME

Other comprehensive income refers to revenue, expense and gains and losses, that under generally accepted accounting principles are included in comprehensive income but are excluded from net earnings (loss) as these amounts are recorded directly to an adjustment to stockholders' equity, net of tax. The Company's other comprehensive income is composed of net unrealized gains on available-for-sale securities.

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

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101, as amended, summarizes certain of the SEC's views in applying Generally Accepted Accounting Principles to revenue recognition in financial statements. The Company has determined that they are in compliance with SAB 101.

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

NET EARNINGS (LOSS) PER SHARE

Basic net earnings (loss) per share is computed by dividing net earnings (loss) by the weighted-average number of shares outstanding. Diluted net earnings
(loss) per share includes the dilutive effect of stock options.

STOCK BASED COMPENSATION

The Company measures stock based compensation expense for its stock based employee compensation plan using the intrinsic value method. Note 7 provides the pro forma disclosure of the effect on net earnings (loss) and earnings (loss) per common share as if the fair value based method had been applied in measuring compensation expense.

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

ADVERTISING EXPENSE

The Company expenses advertising costs as they are incurred. Advertising expense for the years ended December 31, 2000 and 1999 amounted to $273,707 and $175,153, respectively.

RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the current year presentation.


NOTE 2: PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31, 2000:

                                                                        Lives
                                                                       In Years
                                                                       --------

                  Furniture                         $      49,961          7
                  Transportation Equipment                 32,056          5
                  Equipment                               697,037          5
                  Leasehold Improvements                   50,088         10
                                                    --------------
                                                          829,143

                  Less:  Accumulated Depreciation         191,340
                                                    --------------

                                                    $     637,803
                                                    ==============

NOTE 3: MARKETABLE INVESTMENT SECURITIES

The amortized cost of investment securities as shown in the accompanying balance sheet and their estimated market value at December 2000 is as follows:

                                                                    2000
Trading securities:                                             -------------
         Cost                                                   $     13,915
         Unrealized gain                                              70,535
                                                                -------------
                                                                      84,450
                                                                -------------
Available-for-sale securities:
         Cost                                                      1,127,604
         Unrealized gain                                          14,818,596
                                                                -------------
                                                                  15,946,200
                                                                -------------
                                                                  16,030,650
Marketable investment securities classified current                6,490,650
                                                                -------------
Marketable investment securities classified non-current         $  9,540,000
                                                                =============

Gains (losses) from trading securities that were included in earnings for the years ended December 31, 2000 and 1999 were as follows:


                                                  2000               1999
                                                  ----               ----

Realized                                    $     647,776      $   3,428,772
                                            ==============     ==============
Unrealized                                  $    (685,532)     $     756,067
                                            ==============     ==============

Unrealized gains from available-for-sale securities included as a component of equity for the years ended December 31, 2000 were as follows:

                                                                     2000
                                                                     ----

Unrealized gains                                               $   14,818,596
Deferred income taxes                                              (5,576,300)
                                                               ---------------
Accumulated other comprehensive income                         $    9,242,296
                                                               ===============

The Company's investment in available-for-sale securities includes 10,200,000 shares (10,000,000 of which are not registered) of SGD Holdings, Ltd., formerly known as Goldonline International, Inc. ("SGD") with a cost of $158,854 and a closing value on December 31, 2000 of $15,300,000 ($1.50 per share). The Company's investment represents 10.6% of the outstanding stock of SGD and accordingly the Company is subject to certain restrictions on the number of shares it can sell. The Company classifies 6,360,000 shares of SGD as non-current and 3,840,000 shares of SGD as current, which is approximately the maximum number of shares it could sell within the next twelve months.


NOTE 4: ACQUISITIONS AND VENTURES

Effective September 30, 1999, 100% of the outstanding common stock of American Computer Systems, Inc. ("ACS") a Virginia Corporation, was acquired for $150,000 (Note 8). ACS provides sales of computer hardware and software to government agencies.

On June 14, 1999, 90% of the outstanding common stock of The BroadcastWeb Network, Inc. ("BW") a Maine corporation, was acquired in exchange for $18,000 and 300,000 shares of the common stock of EONE. The BroadcastWeb Network, Inc. is an aggregator and broadcaster of streaming media programming of the Web with the network infrastructure to deliver or "stream" live and on-demand audio programs over the Internet and Intranets.

The acquisitions were accounted for as purchases and accordingly, the operations of ACS and BW have been included in the Company's financials since the date of acquisition. The excess of the purchase price over the fair market value of the assets acquired of $49,240 for BW is being amortized over 15 years. The excess of the purchase price over the fair market value of the ACS net assets acquired has been included in the determination of the discontinued operations (Note 8).

Prior to the acquisition of BW, BW did not have significant operations and therefore pro-forma financial information has not been presented.

ACS has been treated as a discontinued operation and as a result pro-forma information has not been presented.

On February 3, 1999, GoldOnline.com, Inc. was incorporated by the Company in the State of Delaware for the purpose of acquiring the domain name GoldOnline.com. The domain name was acquired for $25,000 and 1,000,000 shares of the common stock of EONE. On June 11, 1999, the Company sold 100% of its investment in GoldOnline.com, Inc. for 10,000,000 shares of the common stock of SGD, resulting in no gain or loss on the sale.

On April 13, 1999, WebHumidor.com, Corp. was incorporated by the Company in the State of Delaware for the purpose of acquiring the domain name WebHumidor.com and is currently inactive. The domain name was acquired for $3,000 and 30,000 shares of WebHumidor.com, Corp. common stock and 100,000 shares of the common stock of EONE.

On April 21, 1999, StogiesOnline.com, Inc. was incorporated by the Company in Delaware for the purpose of becoming an online distributor and retailer of brand name cigars.

On May 6, 1999, International E-Tail Group, Inc. was incorporated by the Company under the laws of the State of Nevada and is currently inactive.

On May 6, 1999, International Internet Ventures I, LLC was organized as a Delaware Limited Liability Company and is currently inactive.


NOTE 5: INCOME TAXES

The components of income tax expense for continuing operations are as follows for the years ended December 31, 2000 and 1999:

                                                       2000               1999
                                                       ----               ----
    Current tax expense (benefit):
      Federal                                     $      2,110     $      98,254
      State                                             (4,935)           16,871
                                                  -------------    -------------
                                                        (2,825)          115,125
    Deferred tax expense (benefit)                    (677,558)          291,158
                                                  -------------    -------------

            Total income tax expense (benefit)    $   (680,383)    $     406,283
                                                  =============    =============

The provision for income taxes for continuing operations at the Company's effective tax rate differed from the provision for income taxes at the statutory rate as follows:

                                                        2000             1999
                                                        ----             ----

Provision (benefit) computed at statutory rate     $   (617,900)   $    714,600

Reductions (increases) in taxes resulting from:
    State income taxes, net of federal
      income tax benefit                                (59,658)         76,100
    Utilization of net operating loss carryforward            -        (344,000)
    Other items, net                                     (2,825)        (40,417)
                                                   -------------   -------------

                                                   $   (680,383)   $    406,283
                                                   =============   =============

In the year ended December 31, 2000, the Company did not have a valuation allowance. For the year ended December 31, 1999, the net decrease in the valuation allowance was approximately $344,000.

The tax effect of each type of temporary difference that gives rise to a significant portion of deferred tax liabilities and the total deferred tax liabilities as of December 31, 2000 are as follows:

                                                                     2000
                                                                     ----
Deferred tax liabilities:
    Unrealized investment gains                                 $   5,602,800
    Property and equipment                                              2,300
                                                                --------------

                                                                    5,605,100
Deferred tax asset:
    Net operating loss                                                397,600
                                                                --------------
Net deferred tax liability                                          5,207,500
Deferred tax liability - current                                    1,869,100
                                                                --------------
Deferred tax liability - non-current                            $   3,338,400
                                                                ==============

The Company has a net operating loss for income tax purposes of $1,056,000 at December 31, 2000. The Company intends to carryback $111,000 of the operating loss and carryforward the remaining amount of $945,000, which expires in 2020.


NOTE 6:  COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

The Company has entered into two noncancelable leases in Boca Raton, Florida and one noncancelable lease in Bar Harbor, Maine for office space. The Boca Raton, Florida leases provide for base monthly rentals of $4,401 plus the Company's proportionate share of certain expenses with 5% annual increases through June 30, 2003. The Bar Harbor, Maine lease provides for monthly rentals of $525 for the twelve months ended December 15, 2001 and $550 per month for the twelve months ended December 15, 2002.

Minimum future obligations over the term of the lease are as follows:

                           YEAR ENDING DECEMBER 31,
                           -----------------------

                                       2001             $     60,432
                                       2002                   63,438
                                       2003                   29,840
                                                        -------------

                                                        $    153,710
                                                        =============

Rent expense for the years ended December 31, 2000 and 1999 aggregated $64,212 and $40,270, respectively.

LITIGATION

The Company is periodically involved in legal actions and claims that arise as a result of events that occur in the normal course of operations. The ultimate resolution of these actions is not expected to have a material adverse effect on the Company's financial position.


NOTE 7: CAPITAL STRUCTURE

PREFERRED STOCK

The Company has 10,000,000 shares of cumulative convertible preferred stock (par value $.0001) authorized. The Board has the authority to issue the shares in one or more series and to fix the designation, preferences, powers and other rights, as it deems appropriate. No shares of preferred stock have been issued.

COMMON STOCK

The Company has 1,000,000,000 shares of common stock (par value $.00001) authorized. Common stock has one vote per share for the election of directors and all other matters submitted to a vote of stockholders. Shares of common stock do not have cumulative voting, preemptive redemption or conversion rights.

On April 3, 2000, the Company issued 11,000,000 shares for cash at a price of $.375 per share. Proceeds from this sale amounted to $4,001,250 after investment fees paid. As a part of this sale, the purchaser also received warrants to purchase 2,200,000 shares of the Company's common stock at an exercise price of $1.50 per share, for which the Company has reserved 2,200,000 shares of its common stock. During the year ended December 31, 1999, the Company issued 6,195,087 shares for cash at prices ranging from $.04 to $.07 per share.

During the year ended December 31, 2000, the Company issued 10,000,000 shares as compensation for services rendered by various employees. In recording the compensation, management determined the fair value of the shares, at the time of the transaction, to be $.016 per share, which includes a discount of $.016 per share because of restrictions on the sale and transfer of those shares. During the year ended December 31, 1999, the Company issued 10,150,000 shares as compensation for services rendered by various employees, consultants and professionals. In recording the compensation, management determined the fair value of the shares, at the time of the transaction, to be $.0625 per share, which includes a discount of $.02 per share because of restrictions on the sale and transfer of those shares. The excess of the valuation over the par value has been recorded as an increase in additional paid in capital.

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

A summary of the status of the Company's stock options as of December 31, 2000 and the changes during the years ended December 31, 2000 and 1999 is presented below:

                                                                    WEIGHTED
                                                                    AVERAGE
                                                                    EXERCISE
          STOCK OPTIONS                                SHARES        PRICE
          -------------                                ------         -----

Outstanding at January 1, 1999                              -      $        .00
Granted                                            11,500,000               .07
Exercised                                           9,500,000              .065
Forfeited                                                   -                 -
                                                --------------     -------------
Outstanding at December 31, 1999                    2,000,000      $        .10
                                                --------------     -------------
Granted                                                     -                 -
Exercised                                                   -                 -
Forfeited/expired                                   2,000,000               .10
                                                --------------     -------------
Outstanding at December 31, 2000                            -      $        .00
                                                ==============     =============

The Company applied Accountant's Principles Board Opinion No. 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for the incentive stock options granted to employees under its stock option plan in its statements of operations. Had the Company recorded a charge for the fair value of options granted consistent with SFAS No. 123, the pro forma amounts for net income and basic and diluted earnings per share are as indicated below for the year ended December 31, 1999. The Company did not grant any options during the year ended December 31, 2000.

                                                                 1999
                                                                 ----

Net earnings as reported                                   $     1,579,963
                                                           ================
Pro forma                                                  $     1,459,963
                                                           ================

Basic and diluted net earnings per share:
  As reported                                              $          0.00
                                                           ================
  Pro forma                                                $          0.00
                                                           ================

The weighted average fair value of options granted to employees was $0.06 in 1999. The fair value of each option was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk free interest rate of 6.25%, dividend yield of 0%, an expected life of five years, and a volatility factor of 167.5%.

On September 30, 1999, as part of an employment agreement, the Company granted options to purchase 2,000,000 shares of the Companies common stock at an exercise price of $.10 per share. The options were to vest on September 30, 2000 and expire on September 30, 2004. The option was forfeited when the employee left the Company in April 2000.

WARRANTS

On April 3, 2000, as part of the issuance of 11,000,000 shares of its common stock, the Company issued warrants to acquire 2,200,000 shares of its restricted common stock with an exercise price of $1.50 per share. The warrants have a term of two years from the date issued. All warrants are outstanding at December 31, 2000.

NOTE 8: DISCONTINUED OPERATIONS

In December 1999, the Company reached an agreement to sell 80% of its wholly owned subsidiary ACS to an ACS officer for $500,000. The ACS segment has been accounted for as a discontinued operation, and accordingly, amounts in the financial statements and related notes since the acquisition of ACS have been shown as discontinued operations. Summarized results of the discontinued business are shown separately as discontinued operations in the accompanying consolidated financial statements. Operating results of the discontinued segment including expenses associated with the divestiture, are a follows:

                                                            2000               1999
                                                            ----               ----

    Net sales                                         $       43,830     $      233,637
                                                      ---------------    ---------------

    Loss before income taxes                                (148,141)          (200,228)
    Income tax benefit                                        55,800             84,807
                                                      ---------------    ---------------

      Net loss from discontinued operations                  (92,341)          (115,421)
                                                      ---------------    ---------------

Gain on sale                                                 194,834                  -
Income taxes                                                 (73,400)                 -
                                                      ---------------    ---------------
                                                             121,434                  -
                                                      ---------------    ---------------
    Net earnings (loss) from discontinued operations  $       29,093     $     (115,421)
                                                      ===============    ===============

    Net earnings (loss) per common share:
        Basic                                         $         0.00     $        (.00)
                                                      ===============    ===============
        Diluted                                       $         0.00     $        (.00)
                                                      ===============    ===============

NOTE 9: EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect per share amounts that would have resulted if dilutive potential common stock had been converted to common stock. The following reconciles amounts reported in the financial statements:

                                                                  2000                1999
                                                                  ----                ----
    Earnings (loss) from continuing operations               $  (1,136,924)      $   1,695,384
    Earnings (loss) from discontinued operations                    29,093            (115,421)
                                                             --------------      --------------

                   Net earnings (loss)                       $  (1,107,831)      $   1,579,963
                                                             ==============      ==============


    Denominator for basic earnings per share -
          Weighted average shares                              775,921,596         748,412,398
          Effect of dilutive securities - stock options                  -             504,110
                                                             --------------      --------------
    Denominator for diluted earnings per share -
          Weighted average shares adjusted for
            dilutive securities                                775,921,596         748,916,508
                                                             ==============      ==============


Basic and diluted earnings (loss) per common share:
    Earnings (loss) from continuing operations               $       (0.00)      $        0.00
    Earnings (loss) from discontinued operations                      0.00               (0.00)
                                                             --------------      --------------

                   Net earnings (loss)                       $       (0.00)      $        0.00
                                                             ==============      ==============


NOTE 10: CREDIT ARRANGEMENTS

The Company had a credit facility with a financial institution for $3,400,000 with interest at the 30-day Dealer Commercial Paper Rate plus 2.3%. At December 31, 2000 the credit facility had been repaid. The credit facility expired on January 31, 2001.

NOTE 11: SEGMENT INFORMATION

The Company reports segments based upon the management approach, which designates the internal reporting that is used by management for making operating decisions and assessing performance.

For the year ended December 31, 2000, the Company operated in the following segments, none of which have intersegment revenues:

                                  Ventures        Stogies        Broadcast       Corporate      Consolidated
                                  --------        -------        ---------       ---------      ------------
Revenue                      $         -       $ 2,241,868     $    1,728      $         -       $ 2,243,596

Operating loss                  (383,360)         (813,963)      (247,598)        (528,481)       (1,973,402)

Other income (expense)           (32,664)              117          1,120          187,522           156,095

Loss from
  continuing
  operations                    (259,417)         (508,395)      (154,977)        (214,135)       (1,136,924)

Discontinued
  operations                                                                                          29,093

Net loss                                                                                          (1,107,831)

Assets                        16,229,066         1,226,075        136,719        3,336,818        20,928,678


The Company, prior to January 1, 2000 did not have reportable segments.

The Ventures segment owns an equity interest in several companies, mainly with Internet operations, and derives its revenue from the net gains and losses recognized when the investments are sold. In addition, the Ventures segment recognizes income or loss from the unrealized gains or losses associated with its trading securities.

The Stogies segment is an online distributor and retailer of brand name premium cigars within the United States. Stogies revenue includes wholesale sales to cigar stores, as well as, retail sales to internet customers.

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

None.


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS, EXECUTIVE OFFICERS AND SIGNIFICANT EMPLOYEES

The following table sets forth the names, ages and current positions with the Company held by the Directors, Executive Officers and Significant Employees, together with the year such positions were assumed. There is no immediate family relationship between or among any of the Directors, Executive Officers or Significant Employees, except, Ms. Dermer is the sister-in-law of Mr. Tabin, and the Company is not aware of any arrangement or understanding between any Director or Executive officer and any other person pursuant to which he was elected to his current position.

                                        POSITION OR OFFICE           DATE FIRST
NAME                      AGE           WITH THE COMPANY             ELECTED
----                      ---           ----------------             -------

Gary Schultheis           35            President, Director          1998
Herbert Tabin             33            Director                     1998
Robert Wussler            60            Director                     1998
Marissa Dermer            32            Controller                   2000

GARY SCHULTHEIS is a co-founder of Evolve One, Inc. and has served as its President and a Director of the Company since February, 1998. Mr. Schultheis currently serves as President and CEO of Millennium Holdings Group, Inc., a corporate consulting firm. In February 1999, Mr. Schultheis became Vice President of Interactive Golf Marketing a publicly traded company that became WowStores.com. In August 1999, Mr. Schultheis resigned as Vice President of WowStores.com. Mr Schultheis attended the State University of New York at Farmingdale in 1984. From March 1994 to February 1996, Mr. Schultheis was President of Wall Street Enterprises d/b/a Wall Street Associates, a financial consulting firm specializing in mergers and acquisitions. In February 1996, Wall Street Enterprises was acquired by Millennium Holdings Group, Inc. Currently, Wall Street Enterprises d/b/a Wall Street Associates is a wholly-owned subsidiary of Millennium Holdings Group, Inc.

HERBERT TABIN is a Director and founder of the Company had served as its Vice President until December 2000. Mr. Tabin has been a Director of Evolve One, Inc. since February 1998. Mr. Tabin is currently the President, CEO and a Director of OnSpan Networking, Inc. a NASDAQ traded company. Mr. Tabin is also currently Vice President of Millennium Holdings Group, Inc. a private Florida based venture capital firm. Mr. Tabin has been Vice President with Millennium Holdings since 1996. In February 1999, Mr. Tabin became President of Interactive Golf

Marketing a publicly traded company that became WowStores.com. In August 1999, Mr. Tabin resigned as President of WowStores.com. Previously, Mr. Tabin was a Vice President of Marketing with LBI Group, Inc., a merchant banking and venture capital group from April 1995 to December 1996. From September 1993 to March 1995 Mr. Tabin was a vice president with HBL Associates a financial relations firm in New York City. From 1989 to August 1993 Mr. Tabin was employed with the American Stock Exchange and Three Long Island based Stock Brokerage firms. Mr. Tabin received a Bachelor of Science in Business Economics from the State University of New York At Oneonta in 1989. In March 2000, the State University of New York At Oneonta named their campuses largest computer lab, the Tabin Computer Lab.

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

MARISSA DERMER is currently controller for the Company. From September 1997 to April 2000 Ms. Dermer was an assistant controller with Mitchell Hutchins Asset Management, Inc., the mutual fund advisory group of Paine Webber Inc. >From 1990 to 1997, Ms. Dermer was a manager of David Berdon and Company LLP, a leading public accounting firm headquartered in New York City. Ms. Dermer graduated in 1990 from the State University of New York at Albany with a degree in Business/Accounting. Ms. Dermer is the Treasurer, Chief Financial Officer and a Director of OnSpan Networking, Inc. Ms. Dermer is the sister-in-law of Mr. Tabin.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

During the year ended December 31, 2000, Messrs. Schultheis, Tabin and Wussler were late filing their Form 4's for the months of January and February reporting their sales of the Company's common stock and Messrs. Schultheis and Tabin were late filing their Form 4's for the month of December reporting the Company's issuance of 2,225,000 shares of its common stock to each of them. Messrs. Schultheis, Tabin and Wussler have filed Form 5's with the SEC for the fiscal year ended December 31, 2000.

ITEM 10. EXECUTIVE COMPENSATION

The following table shows the cash compensation of the Company's chief executive officer and each officer whose total cash compensation exceeded $100,000, for the three fiscal years ended December 31, 2000. The Company has no long-term compensation plans.


     NAME AND           FISCAL                                             OTHER           ALL
     PRINCIPAL           YEAR                                             ANNUAL          OTHER
     POSITION            ENDED         SALARY ($)         BONUS ($)    COMPENSATION   COMPENSATION

Gary Schultheis        12/31/00       $      99,706    $      36,124        N/A            N/A
                       12/31/99       $     102,500    $     103,437        N/A            N/A
                       12/31/98       $     102,500    $      45,534        N/A            N/A

Herbert Tabin          12/31/00       $      99,216    $      36,124        N/A            N/A
                       12/31/99       $     102,000    $     103,437        N/A            N/A
                       12/31/98       $     102,500    $      44,784        N/A            N/A

The amount included in bonus in 2000 and 1999 was paid in restricted common stock. The amount included as bonus in 1998 represents compensation accrued in 1997 but not paid until the funds were available in 1998.

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

On September 30, 1999, the Company granted an option to acquire 2,000,000 shares of its common stock at an exercise price of $.10 to the vice president, and former owner, of ACS as a part of his employment agreement. The option terminated in April 2000 when the employee left the Company.

During the year ended December 31, 2000, the Company issued 10,000,000 shares as compensation for services rendered by various employees. The Company, in recording the compensation, valued the shares at $.016 per share, which includes a discount of $.016 per share because of restrictions on the sale and transfer of those shares.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

                     Number of        Percent of
                    Securities      total options/
                    Underlying      SARs granted         Exercise
                     options/        to employees         or base
                   SARs granted      in fiscal             price      Expiration
     Name            (number)           year             ($/share)       date
     ----            --------           ----             ---------       ----
Gary Schultheis      2,225,000          22.25%             $.016          N/A
Herbert Tabin        2,225,000          22.25%             $.016          N/A



AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES

                                                                     Value of
                                          Number of Securities     unexercised
                    Shares               underlying unexercised  in-the-money
                   Acquired                 options/SARs at       options/SARs
                      On         Value       FY-end (number)      at FY-end ($)
                   Exercise    realized       Exercisable/        Exercisable/
    Name           (number)       ($)         Unexercisable       Unexercisable
    ----           --------       ---         -------------       -------------
Gary Schultheis    2,225,000       0              None                None
Herbert Tabin      2,225,000       0              None                None


There were no long-term incentive plan awards during the fiscal year.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table indicates all persons who, as of February 28, 2001, the most recent practicable date, are known by the Company to own beneficially more than 5% of any class of the Company's voting securities and all Directors of the Company and all Officers who are not Directors of the Company, as a group. As of February 28, 2001, there were 788,446,187 shares of the Company's common stock outstanding.

                 NAME AND ADDRESS                  AMOUNT AND NATURE
   TITLE           OF BENEFICIAL                     OF BENEFICIAL        % OF
 OF CLASS              OWNER                             OWNER            CLASS
 --------              -----                             -----            -----
  Common     Gary Schultheis                         252,774,000          32.06%
             6413 Congress Ave, Suite 240
             Boca Raton, FL  33487

  Common     Herbert Tabin                           252,714,000          32.05%
             6413 Congress Ave, Suite 240
             Boca Raton, FL  33487

  Common     Robert Wussler                            8,879,066           1.13%
             7904 Sandalfoot Dr.
             Potomac, MD  20854

  Common     All directors and executive             514,367,066          65.24%
             officers as a group (three persons)


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      EXHIBITS - See Exhibit Index at page 37 hereof.

         (b) REPORTS ON FORM 8-K - The Company did not file any Form 8-K's during the fourth quarter.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          EVOLVE ONE, INC.



Date:  March 27, 2000                     By:   /s/ Gary Schultheis
                                                ----------------------------
                                                Gary Schultheis,
                                                President and Principal
                                                Financial and Accounting Officer

Date:  March 27, 2000                     By:   /s/ Marissa Dermer
                                                ----------------------------
                                                Marissa Dermer,
                                                Controller

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:  March 27, 2000                     By:   /s/ Gary Schultheis
                                                ----------------------------
                                                Gary Schultheis,
                                                Director

Date:  March 27, 2000                     By:    /s/ Herbert Tabin
                                                ----------------------------
                                                Herbert Tabin,
                                                Director

Date:  March 27, 2000                     By:   /s/ Robert Wussler
                                                ----------------------------
                                                Robert Wussler,
                                                Director

EXHIBITS HAVE BEEN OMITTED FROM THIS COPY. COPIES OF EXHIBITS MAY BE OBTAINED FROM EVOLVE ONE, INC. (THE "COMPANY") UPON REQUEST AND PAYMENT OF THE COMPANY'S COSTS IN FURNISHING SUCH COPIES. COPIES MAY ALSO BE OBTAINED FROM THE SECURITIES AND EXCHANGE COMMISSION FOR A SLIGHT CHARGE.

          (The foregoing is not applicable to the original(s) hereof.)


                                  EXHIBIT INDEX

Securities and
   Exchange
  Commission                                                                   Page
  Exhibit No.      Type of Exhibit                                            Number
  -----------      ---------------                                            ------

       2           Plan of acquisition, reorganization, arrangement,
                   liquidations, or succession.                                 N/A
       3(ii)       By-laws                                                     N/A
       4           Instruments defining the rights of holders
                   including indentures.                                        N/A
       9           Voting trust agreement                                       N/A
      10           Material contracts                                           N/A
      11           Statement re: computation of per share earnings        Part I, Item 7
      16           Letter on change in certifying accountant                    N/A
      18           Letter on change in accounting principles                    N/A
      21           Subsidiaries of the registrant                         Part I, Item 1
      22           Published report regarding matters submitted to vote         N/A
      23           Consent of experts and counsel                               N/A
      24           Power of attorney                                            N/A
      27           Financial Data Schedule                                      N/A
      99           Additional Exhibits                                          N/A
