Form 10QSB
period 2001-03-31
EVOLVE ONE INC
filed 2001-05-14
CIK 1088787

25
                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB

 Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
                                     of 1934


                     For Quarter Ended:       March 31, 2001


                      Commission File Number:       0-26415


                                EVOLVE ONE, INC.
        (Exact name of small business issuer as specified in its charter)


          Delaware  13-3876100
(State of Incorporation)                (IRS Employer ID No)

             6413 Congress Avenue, Suite 240, Boca Raton, FL  33487
                     (Address of principal executive office)


                                 (561) 988-0819
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

The number of shares outstanding of registrant's common stock, par value $.00001 per share, as of March 31, 2001 was 788,446,187.

Transitional Small Business Disclosure Format (Check one):  Yes [ ] No [X].

EVOLVE ONE, INC. AND SUBSIDIARIES

                            INDEX

                                                           Page
                                                            No.
Part I.    Financial Information (unaudited)

   Item 1. Condensed Consolidated:
             Balance Sheet - March 31, 2001                  3

             Statements of Operations-                       4
             Three Months Ended March 31, 2001 and 2000

             Statement of Stockholders' Equity -             5
             Three Months Ended March 31, 2001

             Statements of Cash Flows -                     6-7
             Three Months Ended March 31, 2001 and 2000

             Notes to Financial Statements -               8-12
             Three Months Ended March 31, 2001 and 2000

   Item 2. Managements Discussion and Analysis of          13-15
           Financial Condition and Results of Operations

Part II.   Other Information                                16

EVOLVE ONE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET
March 31, 2001
(Unaudited)


Assets
Current assets
  Cash and cash equivalents                                       $ 2,992,637
  Accounts receivable                                                  30,305
  Marketable equity securities                                      4,075,023
  Inventory                                                           478,984
  Notes receivable                                                     14,945
  Prepaid expenses                                                     32,532
                                                                  -----------
Total current assets                                                7,624,426
Property and equipment, net                                           672,761
Marketable equity securities                                        5,565,000
Investments in partially-owned equity affiliates - at cost             76,291
Goodwill, less accumulated amortization of $6,028                      43,212
Other assets                                                           14,991
                                                                 ------------
                                                                  $13,996,681
                                                                 ============
Liabilities and Stockholders' Equity

Current liabilities
  Accounts payable                                                $    39,268
  Accrued expenses                                                     16,892
  Stockholder loans                                                    16,748
  Deferred income taxes                                               782,000
                                                                  -----------
Total current liabilities                                             854,908
                                                                  -----------
Deferred income taxes                                             $ 1,849,300
                                                                  -----------
Stockholders' equity
  Common stock, $.00001 par value.  Authorized 1,000,000,000            7,884
   shares:issued and outstanding 788,446,187 shares
  Paid-in capital                                                   6,819,781
  Accumulated deficit                                               (791,288)
  Accumulated other comprehensive income                            5,256,096
                                                                  -----------
Total stockholders' equity                                         11,292,473
                                                                  -----------
                                                                  $13,996,681
                                                                  ===========


See accompanying notes to condensed consolidated financial statements.
                                       3

EVOLVE ONE, INC. AND SUBSIDIARIES


CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Three months ended March 31, 2001 and 2000
(Unaudited)

                                                        2001           2000
Sales and revenues                                   $   301,027     $   499,225
Cost of sales                                            232,401         412,423
                                                     -----------     -----------
Gross profit                                              68,626          86,802
Selling, general and administrative expense              561,710         327,362
                                                     -----------     -----------
  Loss from operations                                 (493,084)       (240,560)

Other income (expense):
  Interest expense                                             -        (26,796)
  Sale of marketable equity securities                         -         598,587
  Interest and other income                               31,425          29,393
  Unrealized gain on marketable securities                   573         481,056
                                                     -----------     -----------
    Total other income (expense)                          31,998       1,082,240
                                                     -----------     -----------
Earnings (loss) before income taxes                    (461,086)         841,680
Income tax expense (benefit)                           (171,200)         318,100
                                                     -----------     -----------
Earnings (loss) from continuing operations             (289,886)         523,580
Income from discontinued operations                            -          29,093
                                                     -----------     -----------
Net earnings (loss)                                 $  (289,886)     $   552,673
                                                     ===========     ===========
Net earnings (loss) per share
  Basic and diluted                                 $     (0.00)     $      0.00
                                                     ===========     ===========
  Discontinued operations                              $       -     $      0.00
                                                     ===========     ===========
Weighted average shares outstanding
  Basic and diluted                                  788,446,187     767,446,187
                                                     ===========   =============

See accompanying notes to condensed consolidated financial statements.


                                                  4

Evolve One, Inc. and
Subsidiaries

Condensed Consolidated Statement of
Stockholders' Equity
Three Months Ended March 31,
2001
(Unaudited)



                                          Common Stock                Paid-in
                                     Shares         Par Value         Capital
                                     -------         -------          -------
Balance, December 31, 2000         $ 788,446,187   $       7,884   $   6,819,781
Comprehensive income (loss):
 Net loss                                      -               -               -
 Unrealized loss on available-
  for-sale securities, net                     -               -               -
     Total comprehensive loss                  -               -               -

                                     -----------     -----------     -----------
Balance, March 31, 2001            $ 788,446,187   $       7,884   $   6,819,781
                                     ===========     ===========     ===========

                                                   Accumulated
                                                      Other
                                   Accumulated    Comprehensive
                                     Deficit         Income            Total
                                     -------         -------          -------
Balance, December 31, 2000        $    (501,402)   $   9,242,296   $  15,568,559
Comprehensive income (loss):
 Net loss                              (289,886)               -               -
 Unrealized loss on available-
  for-sale securities, net                    -       (3,986,200)               -
     Total comprehensive loss                 -                 -     (4,276,086)

                                     -----------     -----------     -----------
Balance, March 31, 2001           $    (791,288)   $   5,256,096   $  11,292,473
                                     ===========     ===========     ===========

See accompanying notes to condensed consolidated
financial statements.
                                       5

EVOLVE ONE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Three months ended March 31, 2001 and 2000
(Unaudited)
                                                               2001             2000
Cash flows from operating activities
Net earnings (loss)                                        $    (289,886)     $    552,673
Adjustments to reconcile net earnings (loss) to net
 cash provided by (used in) operating activities:
  Depreciation and amortization                                    59,967            9,860
  Gain from discontinued operations                                     -         (29,093)
  Gain on marketable investment securities                              -        (598,587)
  Unrealized gain (loss) on marketable investment                   (573)        (481,056)
securities
  Proceeds from sale of marketable investment securities                -          628,578
  Purchase of marketable investment securities                          -         (23,333)
  Deferred income taxes                                         (171,200)          182,400
  Change in assets and liabilities:
    Accounts receivable                                            34,643         (17,969)
    Inventory                                                     104,440         (49,047)
    Other assets                                                   22,340         (31,865)
    Notes receivable                                                    -            5,000
    Accounts payable                                             (56,315)         (77,272)
    Accrued expenses                                             (23,395)            1,705
                                                                ---------        ---------
Net cash provided by (used in) operating activities             (319,979)           71,994
                                                                ---------        ---------
Cash flows from investing activities
  Capital expenditures                                           (93,430)         (51,029)
  Purchase of marketable investment securities                          -        (862,500)
  Net advances to discontinued operation                                -        (497,412)
                                                                ---------        ---------
Net cash used in investing activities                            (93,430)      (1,410,941)
                                                                ---------        ---------
Cash flows from financing activities
  Loan proceeds                                                         -        1,945,517
  Due to shareholders                                                   -          (1,652)
                                                                ---------        ---------
Net cash provided by financing activities                               -        1,943,865
                                                                ---------        ---------
Net increase (decrease) in cash and cash equivalents            (413,409)          604,918
Cash and cash equivalents, beginning of period                  3,406,046        2,737,538
                                                                ---------        ---------
Cash and cash equivalents, end of period                    $   2,992,637     $  3,342,456
                                                               ==========       ==========
See accompanying notes to condensed consolidated financial statements.        Continued
                                            6


EVOLVE ONE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Three months ended March 31, 2001 and 2000
(Unaudited)
(Continued)
                                                           2001               2000
Supplemental Cash Flow Information
Cash paid for:
  Interest                                               $          -      $     26,796
  Income taxes                                           $          -      $    150,000
Supplemental Schedule of Noncash Investing
        and Financing Activites:

Sale of 80% of subsidiary for receivable                 $          -      $    500,000


See accompanying notes to condensed consolidated
Finacial statements.




7

EVOLVE ONE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2001 and 2000
(Unaudited)
A    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Effective November 21, 2000, International Internet, Inc., through a merger with an inactive subsidiary, changed its name to Evolve One, Inc. (the "Company" or "EONE"). EONE is a diversified holding company that develops and operates Internet and direct retail marketing companies. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, StogiesOnline.com, Inc. ("Stogies") (www.stogiesonline.com), WebHumidor.com Corp. and International Internet Ventures I, LLC ("Ventures LLC") and its majority owned subsidiaries, TheBroadcastWeb.com, Inc. ("Broadcast" or "BW") (www.thebroadcastweb.com) and Mr. Cigar, Inc. ("Cigar").

     EONE, through its Venture group, owns an equity interest in several companies, some of which are classified as trading securities and some of which are classified as available-for-sale securities.

     Stogies became an online distributor and retailer of brand name premium cigars within the United States on November 18, 1998. Stogies' products consist of premium cigars, factory brand name seconds and mass market cigars, which are distributed online to retail and wholesale customers.

     Broadcast is an aggregator and broadcaster of streaming media programming on the Web with the network infrastructure to deliver or "stream" live and on-demand audio programs over the Internet. Broadcast and its
     representative       sites       (BluesBoyMusic.com,       SoulManMusic.com
     ClassicRockers.com, HitMusicRadio.com and JazzManMusic.com) rely primarily on providers of streaming media products to license encoders to it in order to broadcast its content and to distribute player software in order to create a broad base of users.

     The financial statements included in this report have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting and include all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation. These financial statements have not been audited.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles  have  been  condensed or omitted pursuant  to  such  rules  and regulations for interim reporting. The Company believes that the disclosures contained herein are adequate to make the information presented not misleading. However, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report for the year ended December 31, 2000, which is included in the Company's Form 10-KSB for the year ended December 31, 2000. The financial data for the interim periods presented may not necessarily reflect the results to be anticipated for the complete year. Certain reclassifications of the amounts presented for the comparative period have been made to conform to the current presentation.

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

     The following summarize the Company's investments at March 31, 2001:

                                                                    2001
TRADING SECURITIES
Cost                                                               $ 13,915
Unrealized gain                                                      71,108
                                                                 ----------
                                                                     85,023
                                                                 ----------
AVAILABLE-FOR-SALE SECURITIES
Cost                                                            $ 1,127,604
Unrealized gain                                                   8,427,396
                                                                 ----------
                                                                  9,555,000
                                                                 ----------
    Total value                                                   9,640,023

Marketable investment securities classified as current            4,075,023
                                                                 ----------
Marketable investment securities classified as non-current      $ 5,565,000
                                                                -----------
     Gains (losses) from trading securities that were included in earnings for the three months ended March 31, 2001 and 2000 were as follows:

                                2001         2000
                 Realized    $      -   $    598,587
                              =======   ============
               Unrealized   $     573   $    481,056
                              =======   ============
     Unrealized gains from available-for-sale securities included as a component of equity for the three months ended March 31, 2001 were as follows:

                                         2001
         Unrealized gain             $ 8,427,396
         Less: Deferred income taxes   3,171,300
                                       ---------
                                     $ 5,256,096
                                       =========
                                       9

     The Company's investment in available-for-sale securities includes 10,200,000 shares (10,000,000 shares not registered) of SGD Holdings, LTD ("SGD") with a cost of $158,854 and a closing value on March 31, 2001 of $8,925,000 ($.875 per share). The Company's investment represents 10.7% of the outstanding stock of SGD and accordingly the Company is subject to certain restrictions on the number of shares it can sell. There can be no assurance that the Company will realize the calculated carrying value for the securities.

C.   INCOME TAXES

     Income tax expense (benefit) for continuing operations for the three months ended March 31, 2001 and 2000 consists of:

                                               2001          2000
     Current tax expense:
     Federal                             $        -       $ 115,900
     State                                        -          19,800
                                             ------          ------
                                                  -         135,700
     Deferred tax expense (benefit)          (171,200)      182,400
                                        -------------- ------------
     Total income tax expense (benefit) $    (171,200)    $ 318,100
                                        ==============  ===========
 Actual income tax expense (benefit) applicable to earnings (loss), from continuing operations, before income taxes is reconciled with the "normally expected" federal income tax expense (benefit) as follows for the three months ended March 31, 2001 and 2000:

                                                      2001           2000

"Normally expected" income tax expense               $ (156,800)    $ 286,200
Increase (decrease) in taxes resulting from:
State income taxes, net of Federal income tax benefit   (16,700)       30,500
Nondeductible meals and other                             2,300         1,400
                                                       --------      --------
                                                     $ (171,200)    $ 318,100
                                                       ========      ========
     The deferred income tax liabilities at March 31, 2001 are comprised of the following:

     Current   Noncurrent

Unrealized gain on trading securities               $     26,700   $       -
Unrealized gain on available-for-sale securities       1,324,300      1,847,000
Net operating loss                                      (569,000)          -
Asset basis                                                    -          2,300
                                                        ---------     ----------
 Net deferred income tax liabilities                $    782,000   $  1,849,300

D.   STOCK WARRANTS
     The Company has 2,200,000 warrants to purchase its common stock, with an exercise price of $1.50 per share, outstanding at March 31, 2001.

E.   DIVESTITURES

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

For the three months ended March 31, 2001, the Company operated in the following segments, none of which have intersegment revenues:
                      Ventures     Stogies  Broadcast  Corporate  Consolidated

Revenue               $      -  $ 295,738  $  5,289    $      -  $    301,027
Operating loss          (15,000) (189,040)  (86,113)     (202,931)   (493,084)
Other income (expense)    5,010        -          -        26,988      31,998
Net loss                 (6,390) (118,840)  (54,013)     (110,643)   (289,886)
Assets                9,839,875 1,362,558   148,266     2,645,982   13,996,681

For the three months ended March 31, 2000, the Company operated in the following segments, none of which have intersegment revenues:

                         Ventures Stogies  Broadcast  Corporate  Consolidated

Revenue                 $     -   $499,050   $    175  $     -   $   499,225
Operating loss            (74,226) (65,918)   (42,391)  (58,025)    (240,560)
Other income (expense)  1,079,643       -         -      29,393    1,109,036
Earnings (loss) from
  continuing operations   625,616  (41,018)   (26,591)  (34,427)     523,580
Discontinued operations        -        -          -     29,093       29,093
Net earnings              625,616  (41,018)   (26,591)   (5,334)     552,673
Assets                  2,249,483  292,618     93,031  3,909,788   6,544,920

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     From time to time, the Company may publish forward-looking statements relative to such matters as anticipated financial performance, business prospects, technological developments and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward looking statements. All statements other than statements of historical fact included in this section or elsewhere in this report are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act of 1934. Important factors that could cause actual results to differ materially from those discussed in such forward-looking statements include: 1. General economic factors including, but not limited to, changes in interest rates, trends in disposable income; 2. Information and technological advances; 3. Cost of products sold; 4. Competition; and 5. Success of marketing, advertising and promotional campaigns.

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

     Stogies became operational in November 1998 and it accounts for substantially all of the sales revenue. Broadcast is finalizing development of their infrastructure, expanding their base of listeners, and has started receiving advertising revenues.

A.   LIQUIDITY AND CAPITAL RESOURCES

     The Company's working capital decreased from $8,594,431 at December 31, 2000 to $6,769,518 at March 31, 2001. The major components of the decrease in the amount of $1,824,913 includes decreases in cash in the amount of $413,409, decreases in marketable equity securities in the amount of $2,415,627 and less a decrease in current deferred taxes payable in the amount of $1,087,100.

     The Company had $319,979 in cash flow used in operations during the three months ended March 31, 2001 as compared to $71,994 in cash provided by operations in the year earlier period. The year earlier period included proceeds from the sale of marketable securities in the amount of $628,578. The Company did not have any sales of marketable securities during the current year.

     On March 15, 2000, the Company entered into an agreement with Avenel Financial Group ("AFG") to structure and fund an investment in the Company in an amount of up to $11,250,000. The Company sold investors restricted shares of the Company's common stock at a purchase price of $.375 per share. For each five shares of common stock purchased, the investor also received a warrant that entitled the owner to purchase one share of common stock at an exercise price of $1.50 per share. AFG will be paid a fee of 3% of the gross amount funded to the Company. On April 3, 2000, the Company issued, in a private sale, 11,000,000 shares of its unregistered common stock and 2,200,000 of its warrants, with an exercise price of $1.50 per share for net proceeds of $4,001,250.

     The Company has budgeted capital expenditures in the amount of $250,000, primarily for computer equipment and software, for the year 2001 with plans to utilize cash reserves to meet its requirements. As of March 31, 2001 the Company had completed acquisition of $93,430 in capital expenditures for cash, of which $18,603 was for Broadcast's operations and $74,827 was for Stogies operations.

     The Company had a line of credit agreement with Merrill Lynch in the maximum amount of $3,400,000. The agreement required annual renewal, expired initially on January 31, 2001 and included variable interest at a per annum rate equal to the sum of 2.3% plus the 30-day Dealer Commercial Paper Rate. The annual fee was $34,000 and the collateral consisted of a first security interest upon the Company's Merrill Lynch securities account containing securities having an aggregate value of not less than 115% of the line of credit drawn. At September 30, 2000, the Company had repaid all advances from the line of credit.


B.   RESULTS OF OPERATIONS

     SALES AND COST OF SALES - During the three months ended March 31, 2001, sales declined to $301,027 from the year earlier amounts of $499,225.

     Stogies revenues declined $203,312 (41%) during the three months ended March 31, 2001, as compared to the same year earlier period. The decline in sales is attributed to a number of factors, including the slowing economy, which has resulted in less product demand, the Company's efforts to increase prices and the loss of its principal wholesale sales representative. The Company is in process of hiring two new wholesale representatives who are expected to allow the Company to expand its wholesale sales. The Company improved its gross profit percentage from 17.4% during the three-month period ended March 31, 2000 to 22.4% during the three-month period ended March 31, 2001.

     Broadcast revenues increased to $5,289 during the three months ended March 31, 2001 as compared to $175 during the same year earlier period. Broadcast operates five Internet radio stations, each being a music specific format hosted by DJ's. In Arbitron's December ratings, Broadcast rated 25th out of almost 1,100 stations rated. The high ratings are expected to allow Broadcast to develop a base of quality advertisers and thus expand its advertising revenues.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSE - Selling, general and administrative expenses increased $234,348 (72%) to $561,710 in the three-month period ended March 31, 2001 as compared to the same year earlier period. The increase in selling, general and administrative expense of $234,348 consists primarily of increases in: salaries and wages - $58,938; insurance - $33,636; accounting and audit fees - $40,965; advertising and public relations - $25,266; depreciation expense - $50,119; rent - $11,797; and other net of $13,627.

     The increase in salaries and wages includes an increase of $16,093 for Broadcast and an increase of $42,845 for Stogies and corporate overhead. The increase is primarily due to additional personnel, with one additional person in administration and management, two additional people in Stogies and one full-time and one part-time person added to Broadcast. The increase in insurance cost includes an increase of approximately $12,500 for health insurance and benefits and approximately $21,000 increase in directors and officers liability insurance. The health insurance and benefits increase includes both higher costs and more personnel included in the plan. Directors and officers liability insurance increased starting April 1, 2000 due to the increase in the coverage level. Audit fees were billed during the first quarter of 2001 and were not billed until the second quarter during 2000. Advertising and public relations costs were higher during the quarter ended March 31, 2001 than in the corresponding prior year period, primarily due to utilizing an outside public relations firm during 2001. The Company has now discontinued using this firm and will prepare news and information releases internally.

     Depreciation expense increased due to the accounting and information management system that was added during the third quarter of 2000. The increase in rent is due primarily to the additional space utilized by the Stogies operation for warehouse, as well as, normal year-to-year rent increases.

     INTEREST EXPENSE - The Company incurred interest expense in the amount of $26,796, primarily on their credit facility with Merrill Lynch during the three-month period ended March 31, 2000. The Company did not have any debt during the current year period.

     MARKETABLE INVESTMENT SECURITIES - The Company sold trading equity securities during the three months ended March 31, 2000 and realized profits in the amount of $598,587. The Company did not sell any marketable equity securities during the current year.

     The Company recognized unrealized gains in the amount of $573 during the three-month period ended March 31, 2001 and recognized unrealized gains in the amount of $481,056 during the year earlier period.

     OTHER INCOME - The Company had income of $31,425 and $29,393 from interest and dividends in the three-month periods ended March 31, 2001 and 2000, respectively.

     INCOME TAXES - The Company's effective tax rate during the three months ended March 31, 2001 was approximately 37% as compared to 38% in the year earlier period. The Company recognized net tax benefits during the three months ended March 31, 2001 of $171,200, primarily as a result of the net operating loss incurred.

     DISCONTINUED OPERATIONS - The Company sold 80% of their investment in ACS as of the end of March 2000. The net earnings from discontinued operation in the amount of $29,093 consisted of a loss of $92,341 from operations (net of tax benefit in the amount of $55,800) and a gain on the sale in the amount of $121,434 (net of taxes in the amount of $73,400).

     OTHER COMPREHENSIVE INCOME - Unrealized gains from available-for-sale securities included as a component of equity as of March 31, 2001 were $5,256,096 ($8,427,396 gain less deferred taxes of $3,171,300). During the three months ended March 31, 2001, the Company recorded a decrease in its net unrealized gain from available-for-sale securities in the amount of $3,986,200, which consisted of a decline in market value of $6,391,200 less a decrease in related deferred tax liability of $2,405,000.
                                     15

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

                              EVOLVE ONE, INC.



     Date:     May 14, 2001        By:  /s/ Gary Schultheis
                                        Gary Schultheis, President



     Date:     May 14, 2001        By:  /s/ Marissa Dermer
                              Marissa Dermer, Controller and
                              Principal Accounting Officer