Form 10QSB
period 2001-06-30
EVOLVE ONE INC
filed 2001-08-13
CIK 1088787

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


                        For Quarter Ended: June 30, 2001


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

The number of shares outstanding of registrant's common stock, par value $.00001 per share, as of June 30, 2001 was 788,446,187.

Transitional Small Business Disclosure Format (Check one):  Yes [ ] No [X].

Evolve One, Inc. and Subsidiaries

                                      INDEX

                                                                       Page
                                                                        No.
                                                                       ----
Part I.  Financial Information (unaudited)

   Item 1. Condensed Consolidated:
             Balance Sheet - June 30, 2001                              3

             Statements of Operations-                                  4
             Three and Six  Months Ended June 30, 2001 and 2000

             Statement of Stockholders' Equity -                        5
             Six Months Ended June 30, 2001

             Statements of Cash Flows -                                6-7
             Six Months Ended June 30, 2001 and 2000

             Notes to Financial Statements -                           8-12
             Six Months Ended June 30, 2001 and 2000

   Item 2. Managements Discussion and Analysis of Financial           13-15
           Condition and Results of Operations

Part II. Other Information                                              16

Evolve One, Inc. and Subsidiaries

Condensed Consolidated Balance Sheet
June 30, 2001
(Unaudited)




Assets

Current assets
  Cash and cash equivalents                                                                  $      2,703,008
  Accounts receivable                                                                                  36,631
  Marketable equity securities                                                                      2,318,193
  Inventory                                                                                           381,744
  Notes receivable                                                                                     14,945
  Prepaid expenses                                                                                    109,195
  Deferred income taxes                                                                                33,700
                                                                                             -----------------
Total current assets                                                                                5,597,416
Property and equipment, net                                                                           642,623
Marketable equity securities                                                                        2,607,600
Investments in partially-owned equity affiliates - at cost                                             76,291
Goodwill, less accumulated amortization of $6,850                                                      42,390
Other assets                                                                                           14,309
                                                                                             -----------------
                                                                                             $      8,980,629
                                                                                             =================

Liabilities and Stockholders' Equity

Current liabilities
  Accounts payable                                                                           $         21,172
  Note Payable                                                                                         61,361
  Accrued expenses                                                                                      3,751
  Stockholder loans                                                                                    16,748
                                                                                             -----------------
Total current liabilities                                                                             103,032
                                                                                             -----------------
Deferred income taxes                                                                                 754,700
                                                                                             -----------------

Stockholders' equity
  Common stock, $.00001 par value.  Authorized 1,000,000,000 shares; issued and                         7,884
   outstanding 788,446,187 shares
  Paid-in capital                                                                                   6,819,781
  Accumulated deficit                                                                              (1,024,164)
  Accumulated other comprehensive income                                                            2,319,396
                                                                                             -----------------
Total stockholders' equity                                                                          8,122,897
                                                                                             -----------------
                                                                                             $      8,980,629
                                                                                             =================

See accompanying notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Operations
Three and Six Months ended June 30, 2001 and 2000
(Unaudited)
                                                                 Three Months Ended              Six Months Ended
                                                                      June 30,                       June 30,
                                                                 2001          2000            2001           2000

Sales and revenues                                            $   321,891   $   621,860    $    622,919   $   1,121,085
Cost of sales                                                     252,645       508,603         485,047         921,025
                                                              ------------  ------------   -------------  --------------
Gross profit                                                       69,246       113,257         137,872         200,060
Selling, general and administrative expense                       457,947       496,691       1,019,656         824,054
                                                              ------------  ------------   -------------  --------------
  Loss from operations                                           (388,701)     (383,434)       (881,784)       (623,994)
                                                              ------------  ------------   -------------  --------------

Other income (expense):
  Interest expense                                                 (5,891)      (59,722)         (5,891)        (86,518)
  Sale of marketable equity securities                              2,300        49,189           2,300         647,776
  Interest and other income                                        23,304       128,620          54,728         158,013
  Equity in net loss of affiliated company                                      (13,866)                        (13,866)
  Unrealized gain (loss) on marketable securities                  (2,387)     (329,898)         (1,815)        151,158
                                                              ------------  ------------   -------------  --------------
    Total other income (expense)                                   17,326      (225,677)         49,322         856,563
                                                              ------------  ------------   -------------  --------------
Earnings (loss) before income taxes                              (371,375)     (609,111)       (832,462)        232,569
Income tax expense (benefit)                                     (138,500)     (229,100)       (309,700)         89,000
                                                              ------------  ------------   -------------  --------------
Earnings (loss) from continuing operations                       (232,875)     (380,011)       (522,762)        143,569
Income from discontinued operations                                     -             -               -          29,093
                                                              ------------  ------------   -------------  --------------
Net earnings (loss)                                           $  (232,875)  $  (380,011)   $   (522,762)  $     172,662
                                                              ============  ============   =============  ==============

Net earnings (loss) per share
  Basic and diluted                                           $     (0.00)  $     (0.00)   $      (0.00)  $        0.00
                                                              ============  ============   =============  ==============
  Discontinued operations                                     $         -   $         -    $          -   $        0.00
                                                              ============  ============   =============  ==============

Weighted average shares outstanding
  Basic and diluted                                           788,446,187   778,083,550     788,446,187     772,764,868
                                                              ============  ============   =============  ==============


See accompanying notes to condensed consolidated financial statements.

Condensed Consolidated Statement of Stockholders' Equity
Six Months Ended June 30, 2001
(Unaudited)

                                                                                                     Accumulated
                                                                                                        Other
                                         Common Stock               Paid-in        Accumulated      Comprehensive
                                    Shares        Par Value        Capital           Deficit           Income            Total
                                 -------------  --------------  ---------------  ---------------- -----------------  ---------------

Balance, December 31, 2000        788,446,187   $       7,884   $    6,819,781   $      (501,402) $      9,242,296   $   15,568,559
Comprehensive income (loss):
 Net loss                                   -               -                -          (522,762)                -                -
 Unrealized loss on available-
  for-sale securities, net                  -               -                -                 -        (6,922,900)               -
     Total comprehensive loss               -               -                -                 -                 -       (7,445,662)


                                 -------------  --------------  ---------------  ---------------- -----------------  ---------------
Balance, June 30, 2001            788,446,187   $       7,884   $    6,819,781   $    (1,024,164) $      2,319,396   $    8,122,897
                                 =============  ==============  ===============  ================ =================  ===============


See accompanying notes to condensed consolidated financial statements.


Evolve One, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows
Six months ended June 30, 2001 and 2000
(Unaudited)

                                                                                          2001               2000
Cash flows from operating activities
Net earnings (loss)                                                               $      (522,762)   $       172,662
Adjustments to reconcile net earnings (loss) to net
 cash (used in) operating activities:
  Depreciation and amortization                                                           129,970             24,437
  Gain from discontinued operations                                                             -            (29,093)
  Equity in loss of affiliated company                                                                        13,866
  Gain on marketable investment securities                                                 (2,300)          (647,776)
  Unrealized (gain) loss on marketable investment securities                                1,815           (151,158)
  Proceeds from sale of marketable investment securities                                    5,642            678,566
  Purchase of marketable investment securities                                                  -            (23,333)
  Deferred income taxes                                                                  (309,700)            56,100
  Change in assets and liabilities:
    Accounts receivable                                                                    28,317            (78,044)
    Inventory                                                                             201,680           (212,852)
    Other assets                                                                           36,731            (74,526)
    Notes receivable                                                                            -              9,270
    Accounts payable                                                                      (74,411)           (50,132)
    Accrued expenses                                                                      (36,537)            (1,803)
    Income taxes payable                                                                                     (30,318)
                                                                                  ----------------   ----------------
Net cash (used in) operating activities                                                  (541,555)          (344,134)
                                                                                  ----------------   ----------------

Cash flows from investing activities
  Capital expenditures                                                                   (131,790)          (101,463)
  Purchase of marketable investment securities                                                  -           (862,500)
  Proceeds from sale of discontinued operations                                                 -            500,000
  Net advances to discontinued operation                                                        -           (497,412)
                                                                                  ----------------   ----------------
Net cash (used in) investing activities                                                  (131,790)          (961,375)
                                                                                  ----------------   ----------------

Cash flows from financing activities
  Sale of common stock for cash                                                                 -          4,001,250
  Loan proceeds                                                                                 -          2,539,020
  Loan repayment                                                                          (29,693)           (29,863)
  Due to shareholders                                                                           -             (1,252)
                                                                                  ----------------   ----------------
Net cash provided by (used in) financing activities                                       (29,693)         6,509,155
                                                                                  ----------------   ----------------
Net increase (decrease) in cash and cash equivalents                                     (703,038)         5,203,646
Cash and cash equivalents, beginning of period                                          3,406,046          2,737,538
                                                                                  ----------------   ----------------
Cash and cash equivalents, end of period                                          $     2,703,008    $     7,941,184
                                                                                  ================   ================

See accompanying notes to condensed consolidated financial statements.                                  Continued

Evolve One, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows
Six months ended June 30, 2001 and 2000
(Unaudited)
(Continued)
                                                                                       2001               2000

Supplemental Cash Flow Information

Cash paid for:
  Interest                                                                        $         5,891    $        86,518
  Income taxes                                                                    $             -    $       150,000

Supplemental Schedule of Noncash Investing and Financing Activities

Insurance Financing                                                               $        91,054    $        91,410


See accompanying notes to condensed consolidated financial statements.

Evolve One, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
Six Months Ended June 30, 2001 and 2000
(Unaudited)


A        ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Effective November 21, 2000, International Internet, Inc., through a merger with an inactive subsidiary, changed its name to Evolve One, Inc. (the "Company" or "EONE"). EONE is a diversified holding company that develops and operates Internet and direct retail
         marketing  companies.  The consolidated   financial statements  include
         the accounts of the Company and its wholly owned subsidiaries, StogiesOnline.com, Inc. ("Stogies") (www.stogiesonline.com), and International Internet Ventures I, LLC ("Ventures LLC") and its majority owned subsidiaries, TheBroadcastWeb.com, Inc. ("Broadcast" or "BW") (www.thebroadcastweb.com) and Mr. Cigar, Inc. ("Cigar").

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

         The following summarize the Company's investments at June 30, 2001:

                                                                  2001
         TRADING SECURITIES
         Cost                                                  $   10,572
         Unrealized gain                                           68,721
                                                               -----------
                                                                   79,293
                                                               -----------
         AVAILABLE-FOR-SALE SECURITIES
         Cost                                                   1,127,604
         Unrealized gain                                        3,718,896
                                                               -----------
                                                                4,846,500
                                                               -----------
             Total value                                        4,925,793
         Marketable investment securities classified
           as current                                           2,318,193
                                                               -----------
         Marketable investment securities classified as
           non-current                                         $2,607,600
                                                               ===========

         Gains (losses) from trading securities that were included in earnings for the six months ended June 30, 2001 and 2000 were as follows:

                                             2001                  2000
        Realized                        $       2,300          $   647,776
                                        ==============         ============
         Unrealized                     $      (1,815)         $   151,158
                                        ==============         ============

         Unrealized gains from available-for-sale securities included as a component of equity for the six months ended June 30, 2001 and 2000 were as follows:

                                            2001                  2000
         Unrealized gain                $   3,718,896          $ 25,451,380
         Less: deferred income taxes        1,399,500             9,577,400
                                        --------------         -------------
                                        $   2,319,396          $ 15,873,980
                                        ==============         =============

         The Company's investment in available-for-sale securities includes 10,200,000 shares (10,000,000 shares not registered) of SGD Holdings, LTD ("SGD") with a cost of $158,854 and a closing value on June 30, 2001 of $4,182,000 ($.41 per share). The Company's investment represents 10.7% of the outstanding stock of SGD and accordingly the Company is subject to certain restrictions on the number of shares it can sell. There can be no assurance that the Company will realize the calculated carrying value for the securities.

C.       INCOME TAXES

         Income tax expense (benefit) for continuing operations for the three months ended June 31, 2001 and 2000 consists of:

                                                      2001              2000
         Current tax expense:
             Federal                             $         -      $   28,100
             State                                         -           4,800
                                                 ------------     -----------
                                                           -          32,900
         Deferred tax expense (benefit)             (309,700)         56,100
                                                 ------------     -----------
             Total income tax expense (benefit)  $  (309,700)     $   89,000
                                                 ============     ===========

         Actual income tax expense (benefit) applicable to earnings (loss), from continuing operations, before income taxes is reconciled with the "normally expected" federal income tax expense (benefit) as follows for the six months ended June 30, 2001 and 2000:

                                                                         2001             2000

         "Normally expected" income tax expense (benefit)            $  (283,000)      $   79,073
         Increase (decrease) in taxes resulting from:
           State income taxes, net of Federal income tax benefit         (30,200)           8,442
           Nondeductible meals and other                                   3,500            1,485
                                                                     ------------      -----------
                                                                     $  (309,700)      $   89,000
                                                                     ============      ===========


         The deferred income tax liabilities (assets) at June 30, 2001 are comprised of the following:

                                                                         Current       Noncurrent
         Unrealized gain on trading securities                       $    25,900      $       -
         Unrealized gain on available-for-sale securities                646,500          753,000
         Net operating loss                                             (706,100)              -
         Asset basis                                                           -            1,700
                                                                     -----------      -----------

             Net deferred income tax liabilities (assets)            $   (33,700)     $   754,700
                                                                     ============     ===========

D.       STOCK WARRANTS

         The Company has outstanding 2,200,000 warrants to purchase its common stock, with an exercise price of $1.50 per share at June 30, 2001.

E.       DIVESTITURES

         In December 1999, the Company decided to sell its wholly owned subsidiary ACS. In March 2000, the Company completed the agreement for sale of 80% of its interest in ACS to an ACS officer for $500,000. The Company received the full payment on April 5, 2000.

         The ACS segment is accounted for as a discontinued operation, and accordingly, amounts in the financial statements and related notes since the acquisition of ACS effective September 30, 1999, have been shown as discontinued operations. Operating results of the discontinued segment during the six months ended June 30, 2000, including expenses associated with the divestiture, are as follows:

                  Net sales                                         $    43,830
                                                                    ============

                  Loss from operations before income taxes          $  (148,141)
                  Income tax benefit                                     55,800
                                                                    ------------

                  Net loss from discontinued operations                 (92,341)
                                                                    ------------

                  Gain on sale                                          194,834
                  Income taxes                                          (73,400)
                                                                    ------------

                  Net gain on sale                                      121,434
                                                                    -----------

                  Net earnings from discontinued operations         $    29,093
                                                                    ============

         Net earnings per common share:
                  Basic                                             $      0.00
                                                                    ============
                  Diluted                                           $      0.00
                                                                    ============

F.       SEGMENT INFORMATION

The  Company  reports  segments  based  upon  the  management  approach,   which
designates the internal reporting that is used by management for making operating decisions and assessing performance.

For the six months ended June 30, 2001, the Company operated in the following segments, none of which have intersegment revenues:

                                 Ventures          Stogies        Broadcast    Corporate      Consolidated
                               -----------    -------------     -----------   -----------     ------------
Revenue                        $        -     $    615,792      $    7,127    $        -      $   622,919
Operating loss                    (33,977)        (336,481)       (171,045)     (340,281)        (881,784)
Other income (expense)              2,159                -               -        47,164           49,323
Net loss                          (21,418)        (209,981)       (106,945)     (184,418)        (522,762)
Assets                          4,368,501        1,674,520         301,280     2,636,328        8,980,629

For the six months ended June 30, 2000, the Company operated in the following segments, none of which have intersegment revenues:

                                 Ventures          Stogies         Broadcast   Corporate      Consolidated
                               -----------    -------------     -----------   -----------     ------------
Revenue                         $       -   $    1,120,667         $   418     $       -     $  1,121,085
Operating loss                   (136,686)        (149,929)        (98,592)     (238,787)        (623,994)
Other income (expense)            785,068                -             (11)       71,506          856,563
Earnings (loss) from
  continuing operations           495,782         (139,429)        (62,104)     (150,680)         143,569
Discontinued operations                 -                -               -        29,093           29,093
Net earnings                      495,782         (139,429)        (62,104)     (121,587)         172,662
Assets                         27,356,300          539,269         116,793     8,127,642       36,140,004

The Ventures segment owns an equity interest in several companies, mainly with Internet operations, and derives its revenue from the net gains and losses recognized when the investments are sold. In addition, the Ventures segment recognizes income or loss from the unrealized gains or losses associated with its trading securities.

The Stogies segment is an online distributor and retailer of brand name premium cigars within the United States. Stogies revenue includes wholesale sales to cigar stores, as well as retail sales to internet customers.

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

A.       LIQUIDITY AND CAPITAL RESOURCES

         The Company's working capital decreased from $8,594,431 at December 31, 2000 to $5,494,384 at June 30, 2001. The major components of the decrease in the amount of $3,100,047 includes decreases in cash of $703,038, decreases in marketable equity securities of $4,172,457 offset by a decrease in current deferred taxes payable of $1,869,100.

         The Company had $541,555 in cash flow used in operations during the six months ended June 30, 2001 as compared to $344,134 in cash flow used by operations in the year earlier period. The year earlier period included proceeds from the sale of marketable securities in the amount of $678,566. The Company had sales of $5,642 of marketable securities during the current period. In addition inventory decreased $201,680 during the six months ended June 30, 2001 versus an increase of $212,852 in inventory for the same period in the prior year.

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

         The Company has budgeted capital expenditures in the amount of $250,000, primarily for computer equipment and software, for the year 2001 with plans to utilize cash reserves to meet its requirements. As of June 30, 2001 the Company had completed acquisition of $131,790 in capital expenditures for cash, of which $24,571 was for Broadcast's operations and $107,219 was for Stogies operations.

         The Company had a line of credit agreement with Merrill Lynch in the maximum amount of $3,400,000. The agreement required annual renewal, expired initially on January 31, 2001 and included variable interest at a per annum rate equal to the sum of 2.3% plus the 30-day Dealer Commercial Paper Rate. The annual fee was $34,000 and the collateral consisted of a first security interest upon the Company's Merrill Lynch securities account containing securities having an aggregate value of not less than 115% of the line of credit drawn. At September 30, 2000, the Company had closed out its line of credit.

         The Company during the period ended June 30, 2000 also received $500,000 from the sale of ACS and made additional purchases of marketable investment securities of $862,500.


B.       RESULTS OF OPERATIONS

         SALES AND COST OF SALES - During the three and six months ended June 30, 2001, sales declined to $321,891 and $622,919 from the year earlier amounts of $621,860 and $1,121,085, respectively.

         Stogies revenues declined $504,875 (45%) during the six months ended June 30, 2001, as compared to the same year earlier period. The decline in sales is attributed to a number of factors, including the slowing economy, which has resulted in less product demand, the Company's efforts to increase prices and the loss of its principal wholesale sales representative. The Company is in process of hiring two new wholesale representatives who are expected to allow the Company to expand its wholesale sales. The Company improved its gross profit percentage from 17.8% during the six-month period ended June 30, 2000 to 22.1% during the six-month period ended June 30, 2001.

         Broadcast revenues increased to $7,127 during the six months ended June 30, 2001 as compared to $418 during the same year earlier period. Broadcast operates five Internet radio stations, each being a music specific format hosted by DJ's. In Arbitron's December ratings, Broadcast rated 25th out of almost 1,100 stations rated. The high ratings may allow Broadcast to develop a base of quality advertisers and thus expand its advertising revenues.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSE - Selling, general and administrative expenses increased $195,602 (24%) to $1,019,656 in the six-month period ended June 30, 2001 as compared to the same year earlier period. The increase in selling, general and administrative expense of $195,602 consists primarily of increases in: salaries and wages - $89,219; insurance - $31,153; depreciation expense - $105,546; rent - $19,221; and decreases in: loan fees - ($17,000): legal and professional - ($55,741) other net of $23,204.

         The increase in salaries and wages includes an increase of $33,960 for Broadcast and an increase of $55,259 for Stogies and corporate overhead. The increase is primarily due to additional personnel, with one additional person in administration and management, and one full-time and one part-time person added to Broadcast. The increase in insurance cost includes an increase of approximately $20,500 for health insurance and benefits and approximately $10,800 increase in directors and officers liability insurance. The health insurance and benefits increase includes both higher costs and more personnel included in the plan. Directors and officers liability insurance increased starting April 1, 2000 due to the increase in the coverage level, as well as the addition of an additional property insurance policy starting in February 2001. Depreciation expense increased due to the accounting and information management system that was added during the third quarter of 2000. The increase in rent is due primarily to the additional space utilized by the Stogies operation for warehouse, as well as, normal year-to-year rent increases. Loan fees decreased due to the payoff of the Merrill Lynch line of credit in 2000. Legal and professional decreased primarily due to higher legal fees in 2000 due to the sale of its wholly owned subsidiary ACS.

         INTEREST EXPENSE - The Company incurred, during the six month period ended June 30, 2001, interest expense in the amount of $5,891. During the six month period ended June 30, 2000, the company incurred interest expense in the amount of $86,518, primarily on their credit facility with Merrill Lynch .

         MARKETABLE INVESTMENT SECURITIES - The Company sold trading equity securities and recognized realized profits of $2,300 and $647,776 during the six month period ended June 30, 2001 and 2000, respectively.

         The Company recognized unrealized losses in the amount of $(1,815) during the six-month period ended June 30, 2001 and recognized unrealized gains in the amount of $151,158 during the year earlier period.

         OTHER INCOME - The Company had income of $54,728 and $158,013 from interest and dividends in the six-month periods ended June 30, 2001 and 2000, respectively. The decrease is due to lower balances in interest bearing money market accounts in 2001.

         INCOME TAXES - The Company's effective tax rate during the six months ended June 30, 2001 was approximately 37% as compared to 38% in the year earlier period. The Company recognized net tax benefits during the six months ended June 30, 2001 of $309,700, primarily as a result of the net operating loss incurred.

         DISCONTINUED OPERATIONS - The Company sold 80% of their investment in ACS as of the end of March 2000. The net earnings from discontinued operation in the amount of $29,093 consisted of a loss of $92,341 from operations (net of tax benefit in the amount of $55,800) and a gain on the sale in the amount of $121,434 (net of taxes in the amount of $73,400).

         OTHER COMPREHENSIVE INCOME - Unrealized gains from available-for-sale securities included as a component of equity as of June 30, 2001 were $2,319,396 ($3,718,896 gain less deferred taxes of $1,399,500). During the six months ended June 30, 2001, the Company recorded a decrease in its net unrealized gain from available-for-sale securities in the amount of $6,922,900, which consisted of a decline in market value of $11,099,700 less a decrease in related deferred tax liability of $4,176,800.

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

                                                     EVOLVE ONE, INC.



         Date:    August 14, 2001           By:   /s/ Gary Schultheis
                                                  ------------------------------
                                                  Gary Schultheis, President



         Date:    August 14, 2001           By:   /s/ Marissa Dermer
                                                  ------------------------------
                                                  Marissa Dermer, Controller and
                                                  Principal Accounting Officer