Form 10QSB
period 2001-09-30
EVOLVE ONE INC
filed 2001-11-14
CIK 1088787

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


                      For Quarter Ended: September 30, 2001


                        Commission File Number: 000-26415


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

The number of shares outstanding of registrant's common stock, par value $.00001 per share, as of September 30, 2001 was 788,446,187.

Transitional Small Business Disclosure Format (Check one):  Yes [ ] No [X].

                       Evolve One, Inc. and Subsidiaries

                                      INDEX

                                                                            Page
                                                                             No.
                                                                            ----
Part I  Financial Information (unaudited)

      Item 1. Condensed Consolidated:
                Balance Sheet - September 30, 2001 ............................3

                Statements of Operations -
                Three and Nine Months Ended September 30, 2001 and 2000 .......4

                Statement of Stockholders' Equity -
                Nine Months Ended September 30, 2001 ..........................5

                Statements of Cash Flows -
                Nine Months Ended September 30, 2001 and 2000 ...............6-7

                Notes to Financial Statements ..............................8-12

      Item 2. Managements Discussion and Analysis of Financial Condition
              and Results of Operations ...................................13-15

Part II Other Information ....................................................16

Evolve One, Inc. and Subsidiaries

Condensed Consolidated Balance Sheet
September 30, 2001
(Unaudited)




Assets

Current assets
  Cash and cash equivalents ....................................    $ 2,339,872
  Accounts receivable ..........................................         22,404
  Marketable equity securities .................................      1,686,039
  Inventory ....................................................        340,789
  Notes receivable .............................................         14,945
  Prepaid expenses .............................................         83,798
  Deferred income taxes ........................................        507,400
                                                                    -----------
Total current assets ...........................................      4,995,247
Property and equipment, net ....................................        574,357
Marketable equity securities ...................................      1,908,000
Investments in partially-owned equity affiliates - at cost .....         76,291
Goodwill, less accumulated amortization of $7,672 ..............         41,568
Other assets ...................................................         39,695
                                                                    -----------
                                                                    $ 7,635,158
                                                                    ===========

Liabilities and Stockholders' Equity

Current liabilities
  Accounts payable .............................................    $    13,944
  Note Payable .................................................         30,767
  Accrued expenses .............................................          4,178
  Stockholder loans ............................................         16,748
                                                                    -----------
Total current liabilities ......................................         65,637
                                                                    -----------
Deferred income taxes ..........................................        487,100
                                                                    -----------

Stockholders' equity
  Common stock, $.00001 par value. Authorized 1,000,000,000 ....          7,884
    shares; issued and outstanding 788,446,187 shares
  Paid-in capital ..............................................      6,819,781
  Accumulated deficit ..........................................     (1,257,640)
  Accumulated other comprehensive income .......................      1,512,396
                                                                    -----------
Total stockholders' equity .....................................      7,082,421
                                                                    -----------
                                                                    $ 7,635,158
                                                                    ===========

See accompanying notes to condensed consolidated financial statements.

Evolve One, Inc. and Subsidiaries


Condensed Consolidated Statements of Operations
Three and Nine Months ended September 30, 2001 and 2000
(Unaudited)

                                                          Three Months Ended                Nine Months Ended
                                                             September 30,                     September 30,
                                                         2001             2000             2001             2000

Sales and revenues ..............................   $     285,237    $     571,233    $     908,156    $   1,692,318
Cost of sales ...................................         236,429          525,380          721,476        1,446,405
                                                    -------------    -------------    -------------    -------------
Gross profit ....................................          48,808           45,853          186,680          245,913
Selling, general and administrative expense .....         485,287          612,987        1,504,943        1,437,041
                                                    -------------    -------------    -------------    -------------
  Loss from operations ..........................        (436,479)        (567,134)      (1,318,263)      (1,191,128)
                                                    -------------    -------------    -------------    -------------

Other income (expense):
  Interest expense ..............................          (1,014)         (54,500)          (6,904)        (141,018)
  Sale of marketable equity securities ..........               -                -            2,300          647,776
  Interest and other income .....................          (3,530)         114,993           51,198          273,006
  Equity in net loss of affiliated company ......               -           (1,664)               -          (15,530)
  Unrealized gain (loss) on marketable securities         (46,254)        (599,230)         (48,069)        (448,072)
                                                    -------------    -------------    -------------    -------------
    Total other income (expense) ................         (50,798)        (540,401)          (1,475)         316,162
                                                    -------------    -------------    -------------    -------------
Loss before income taxes ........................        (487,277)      (1,107,535)      (1,319,738)        (874,966)
Income tax expense (benefit) ....................        (253,800)        (416,100)        (563,500)        (327,100)
                                                    -------------    -------------    -------------    -------------
Loss from continuing operations .................        (233,477)        (691,435)        (756,238)        (547,866)
Income from discontinued operations .............               -                -                -           29,093
                                                    -------------    -------------    -------------    -------------
Net loss ........................................   $    (233,477)   $    (691,435)   $    (756,238)   $    (518,773)
                                                    =============    =============    =============    =============

Net loss per share
  Basic and diluted .............................   $       (0.00)   $       (0.00)   $       (0.00)   $       (0.00)
                                                    =============    =============    =============    =============
  Discontinued operations .......................   $           -    $           -    $           -    $        0.00
                                                    =============    =============    =============    =============

Weighted average shares outstanding
  Basic and diluted .............................     788,446,187      778,446,187      788,446,187      774,672,464
                                                    =============    =============    =============    =============

See accompanying notes to condensed consolidated financial statements.

Evolve One, Inc. and Subsidiaries


Condensed Consolidated Statement of Stockholders' Equity
Nine Months Ended September 30, 2001
(Unaudited)

                                                                                               Accumulated
                                                                                                  Other
                                        Common Stock             Paid-in       Accumulated    Comprehensive
                                    Shares      Par Value        Capital         Deficit         Income           Total
                                  -----------   ------------   ------------   -------------   -------------   ------------
Balance, December 31, 2000 ...    788,446,187   $      7,884   $  6,819,781   $   (501,402)   $  9,242,296    $ 15,568,559

Comprehensive income (loss):
 Net loss ....................              -              -              -       (756,238)              -               -

 Unrealized loss on available-
  for-sale securities, net ...              -              -              -              -      (7,729,900)              -

     Total comprehensive loss               -              -              -              -               -      (8,486,138)
                                  -----------   ------------   ------------   ------------    ------------    ------------
Balance, September 30, 2001 ..    788,446,187   $      7,884   $  6,819,781   $ (1,257,640)   $  1,512,396    $  7,082,421
                                  ===========   ============   ============   ============    ============    ============

See accompanying notes to condensed consolidated financial statements.

Evolve One, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows
Nine months ended September 30, 2001 and 2000
(Unaudited)

                                                                2001           2000
Cash flows from operating activities
Net loss ...............................................   $  (756,238)   $  (518,773)
Adjustments to reconcile net loss to net
 cash (used in) operating activities:
  Depreciation and amortization ........................       200,049         74,218
  Gain from discontinued operations ....................             -        (29,093)
  Equity in loss of affiliated company .................             -         15,530
  Gain on marketable investment securities .............        (2,300)      (647,776)
  Unrealized loss on marketable investment securities ..        48,069        448,072
  Proceeds from sale of marketable investment securities         5,642        678,566
  Purchase of marketable investment securities .........             -        (23,333)
  Deferred income taxes ................................      (563,500)      (309,500)
  Change in assets and liabilities:
    Accounts receivable ................................        42,544        (45,597)
    Inventory ..........................................       242,635       (602,486)
    Other assets .......................................        36,073        (93,522)
    Notes receivable ...................................             -         11,405
    Accounts payable ...................................       (81,639)       (89,216)
    Accrued expenses ...................................       (36,110)         3,617
    Income taxes payable ...............................             -        (30,318)
                                                           -----------    -----------
Net cash used in operating activities ..................      (864,775)    (1,158,206)
                                                           -----------    -----------

Cash flows from investing activities
  Capital expenditures .................................      (132,112)      (693,752)
  Purchase of marketable investment securities .........        (9,000)    (1,068,750)
  Proceeds from sale of discontinued operations ........             -        500,000
  Net advances to discontinued operation ...............             -       (497,412)
                                                           -----------    -----------
Net cash used in investing activities ..................      (141,112)    (1,759,914)
                                                           -----------    -----------

Cash flows from financing activities
  Sale of common stock for cash ........................             -      4,001,250
  Loan proceeds ........................................             -      3,651,222
  Loan repayment .......................................       (60,287)    (3,711,551)
  Due to shareholders ..................................             -         (1,252)
                                                           -----------    -----------
Net cash provided by (used in) financing activities ....       (60,287)     3,939,669
                                                           -----------    -----------
Net increase (decrease) in cash and cash equivalents ...    (1,066,174)     1,021,549
Cash and cash equivalents, beginning of period .........     3,406,046      2,737,538
                                                           -----------    -----------
Cash and cash equivalents, end of period ...............   $ 2,339,872    $ 3,759,087
                                                           ===========    ===========
                                                                   Continued

See accompanying notes to condensed consolidated financial statements.

Evolve One, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows
Nine months ended September 30, 2001 and 2000
(Unaudited)
(Continued)

                                                               2001          2000
Supplemental Cash Flow Information
Cash paid for:
  Interest ..............................................  $     6,904    $   141,018
  Income taxes ..........................................  $         -    $   150,923

Supplemental Schedule of Noncash Investing and
  Financing Activities

Insurance Financing .....................................  $    91,054    $    91,410

See accompanying notes to condensed consolidated financial statements.

Evolve One, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
Nine Months Ended September 30, 2001 and 2000
(Unaudited)


A.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

B.       MARKETABLE INVESTMENT SECURITIES

         SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities," requires that all applicable investments be classified as trading securities, available-for-sale securities or held-to-maturity securities. The Company has classified certain of its investments as trading securities, which are reported at fair value, which is defined to be the last closing price for the listed securities. The unrealized gains and losses, which the Company recognizes from its trading securities, are included in earnings. The Company also has investments classified as available-for-sale, which are also required to be reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders' equity (net of the effect of income taxes). Fair value is also defined to be the last closing price for the listed security. Due to the size of certain of the Company's investments and their limited trading volume, there can be no assurance that the Company will realize the value which is required to be used by SFAS No. 115.

         The following summarize the Company's investments at September 30, 2001:

                                                                        2001
         TRADING SECURITIES
         Cost .....................................................  $   10,572
         Unrealized gain ..........................................      22,467
                                                                     ----------
                                                                         33,039
                                                                     ----------

         AVAILABLE-FOR-SALE SECURITIES
         Cost .....................................................   1,136,604
         Unrealized gain ..........................................   2,424,396
                                                                     ----------
                                                                      3,561,000
                                                                     ----------

         Total value ..............................................   3,594,039
         Marketable investment securities classified as current ...   1,686,039
                                                                     ----------
         Marketable investment securities classified as non-current  $1,908,000
                                                                     ==========

         Gains (losses) from trading securities that were included in earnings for the nine months ended September 30, 2001 and 2000 were as follows:

                                                          2001           2000

         Realized ..................................   $   2,300     $  647,776
                                                       =========     ==========
         Unrealized ................................   $ (48,069)    $ (448,072)
                                                       =========     ==========

         Unrealized gains from available-for-sale securities included as a component of equity for the nine months ended September 30, 2001 and 2000 were as follows:

                                                         2001          2000

         Unrealized gain ........................   $ 2,424,396    $ 20,193,396
         Less: deferred income taxes ............       912,000       7,598,800
                                                    -----------    ------------

                                                    $ 1,512,396    $ 12,594,596
                                                    ===========    ============

         The Company's investment in available-for-sale securities includes 10,200,000 shares (10,000,000 shares not registered) of SGD Holdings, LTD ("SGD") with a cost of $158,854 and a closing value on September 30, 2001 of $3,060,000 ($.30 per share). The Company's investment represents 10.7% of the outstanding stock of SGD and accordingly the Company is subject to certain restrictions on the number of shares it can sell. There can be no assurance that the Company will realize the calculated carrying value for the securities.

C.       INCOME TAXES

         Income tax expense (benefit) for continuing operations for the nine months ended September 30, 2001 and 2000 consists of:

                                                          2001         2000
         Current tax expense:
                  Federal ..........................   $       -    $       -
                  State ............................           -            -
                                                       ---------    ---------
                                                       ---------    ---------
         Deferred tax expense (benefit) ............    (563,500)    (327,100)
                                                       ---------    ---------
                  Total income tax expense (benefit)   $(563,500)   $(327,100)
                                                       =========    =========

         Actual income tax expense (benefit) applicable to earnings (loss), from continuing operations, before income taxes is reconciled with the "normally expected" federal income tax expense (benefit) as follows for the nine months ended September 30, 2001 and 2000:

                                                                        2001         2000

         "Normally expected" income tax expense (benefit) ........   $(448,700)   $(297,488)
         Increase (decrease) in taxes resulting from:
             State income taxes, net of Federal income tax benefit     (47,900)     (31,762)
             Nondeductible meals and other .......................     (66,900)       2,150
                                                                     ---------    ---------
                                                                     $(563,500)   $(327,100)
                                                                     =========    =========

         The deferred income tax liabilities (assets) at September 30, 2001 are comprised of the following:

                                                             Current       Noncurrent

         Unrealized gain on trading securities ..........   $   8,500      $       -
         Unrealized gain on available-for-sale securities     428,000        484,500
         Net operating loss .............................    (943,900)             -
         Asset basis ....................................           -          3,100
                                                            ---------      ---------
             Net deferred income tax liabilities (assets)   $(507,400)     $ 487,600
                                                            =========      =========

D.       STOCK WARRANTS

         The Company has outstanding 2,200,000 warrants to purchase its common stock, with an exercise price of $1.50 per share at September 30, 2001.

E.       DIVESTITURES

         In December 1999, the Company decided to sell its wholly owned subsidiary ACS. In March 2000, the Company completed the agreement for sale of 80% of its interest in ACS to an ACS officer for $500,000. The Company received the full payment on April 5, 2000.

         The ACS segment is accounted for as a discontinued operation, and accordingly, amounts in the financial statements and related notes since the acquisition of ACS effective September 30, 1999, have been shown as discontinued operations. Operating results of the discontinued segment during the nine months ended September 30, 2000, including expenses associated with the divestiture, are as follows:

         Net sales ...............................   $  43,830
                                                     =========

         Loss from operations before income taxes    $(148,141)
         Income tax benefit ......................      55,800
                                                     ---------

         Net loss from discontinued operations ...     (92,341)
                                                     ---------

         Gain on sale ............................     194,834
         Income taxes ............................     (73,400)
                                                     ---------

         Net gain on sale ........................     121,434
                                                     ---------

         Net earnings from discontinued operations   $  29,093
                                                     =========

         Net earnings per common share:
               Basic .............................   $    0.00
                                                     =========
               Diluted ...........................   $    0.00
                                                     =========

F.      SEGMENT INFORMATION

The Company reports segments based upon the management approach, which designates the internal reporting that is used by management for making operating decisions and assessing performance.

For the nine months ended September 30, 2001, the Company operated in the following segments, none of which have intersegment revenues:


                           Ventures       Stogies      Broadcast     Corporate     Consolidated
                         ------------   ------------   ----------   ------------   ------------
Revenue ..............   $         -    $   900,360    $   7,796    $         -    $   908,156
Operating loss .......       (48,995)      (517,928)    (259,020)      (492,320)    (1,318,263)
Other income (expense)       (43,214)             -            -         41,739         (1,475)
Net loss .............        27,191       (327,427)    (161,820)      (294,182)      (756,238)
Assets ...............     3,356,111      1,588,163      316,415      2,374,469      7,635,158


For the nine months ended September 30, 2000, the Company operated in the following segments, none of which have intersegment revenues:

                           Ventures        Stogies     Broadcast     Corporate     Consolidated
                         ------------   ------------   ----------   ------------   ------------
Revenue ...............  $          -   $ 1,691,699    $     619    $          -   $ 1,692,318
Operating loss ........      226,096)      (443,875)    (163,661)      (357,496)    (1,191,128)
Other income (expense)       184,174           --            (52)       132,040        316,162
Earnings (loss) from
  continuing operations      (26,122)      (275,975)    (103,113)      (142,656)      (547,866)
Discontinued operations            -              -            -         29,093         29,093
Net earnings(loss) ....      (26,122)      (275,975)    (103,113)      (113,563)      (518,773)
Assets ................   21,766,032      1,417,582      143,157      3,895,063     27,221,834


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

G.       Recent Accounting Pronouncements

         In June 1998, FASB issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June, 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments -- Deferral of the Effective date of SFAS Statement No. 133. SFAS No. 137 deferred the effective date of SFAS No. 133 until June 15, 2000. The Company has adopted SFAS No. 133 as required for its first quarterly filing of fiscal year 2001. SFAS No. 133 shall be effective for all subsequent quarters and annual filings. The adoption of SFAS No. 133 did not have a material effect on the financial position or results of operations of the Company.

         In July 2001, FASB issued SFAS No. 141, "Business Combinations." SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. We believe that the adoption of SFAS No. 141 will not have a significant impact on our financial statements.

         In July 2001, FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets", which is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. We are currently assessing but have not yet determined the impact of SFAS No. 142 on our financial position and results of operations.

         In June 2001, the Emerging Issues Task Force ("EITF") issued EITF Issue No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products." EITF Issue No. 00-25 addresses whether consideration from a vendor to a reseller is (a) an adjustment of the selling prices of the vendor's products and, therefore, should be deducted from revenue when recognized in the vendor's income statement or (b) a cost incurred by the vendor for assets or services received from the reseller and, therefore, should be included as a cost or expense when recognized in the vendor's income statement. The Company will adopt EITF Issue No. 00-25 effective January 1, 2002. The adoption of EITF Issue No. 00-25 is not expected to have a material impact on the Company's financial statements.

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

A.       LIQUIDITY AND CAPITAL RESOURCES

         The Company's working capital decreased from $8,594,431 at December 31, 2000 to $4,929,610 at September 30, 2001. The major components of the decrease in the amount of $3,664,821 includes decreases in cash of $1,066,174, decreases in marketable equity securities of $4,804,611 offset by a decrease in current deferred taxes payable of $1,869,100.

         The Company had $864,775 in cash flow used in operations during the nine months ended September 30, 2001 as compared to $1,158,206 in cash flow used by operations in the year earlier period. The year earlier period included proceeds from the sale of marketable securities in the amount of $678,566. The Company had sales of $5,642 of marketable securities during the current period. In addition inventory decreased $242,635 during the nine months ended September 30, 2001 versus an increase of $602,486 in inventory for the same period in the prior year.

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

         The Company has budgeted capital expenditures in the amount of $250,000, primarily for computer equipment and software, for the year 2001 with plans to utilize cash reserves to meet its requirements. As of September 30, 2001 the Company had completed acquisition of $132,112 in capital expenditures for cash, of which $24,727 was for Broadcast's operations and $107,385 was for Stogies operations.

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

         The Company during the period ended September 30, 2000 also received $500,000 from the sale of ACS and made additional purchases of marketable investment securities of $1,068,750.During the period ended September 30, 2001 the Company purchased an additional $9,000 of marketable securities.


B.       RESULTS OF OPERATIONS

         SALES AND COST OF SALES - During the three and nine months ended September 30, 2001, sales declined to $285,237 and $908,156 from the year earlier amounts of $571,233 and $1,692,318, respectively.

         Stogies revenues declined $791,851 (47%) during the nine months ended September 30, 2001, as compared to the same year earlier period. The decline in sales is attributed to a number of factors, including the slowing economy and extraodinary events occurring in September 2001 , which has resulted in less product demand and overall consumer spending, the Company's efforts to increase prices and the loss of its principal wholesale sales representative. In a effort to increase sales by expanding its potential customer market, the Company recently added Wine Accessories, (including Wine Books, Wine CorkScrews, Wine Decanters and Wine Racks) and Cigar Accessories (including Cigar Ashtrays, Cigar Books, Cigar Cutters, Cigar Humidors and Cigar Lighters) to its list of products carried on its' StogiesOnline.com, Inc. CigarCigar.com (http://www.CigarCigar.com), website. Since employing the Microsoft / Great Plains eEnterprise system the Company's StogiesOnline.com, Inc. CigarCigar.com website, (http://www.CigarCigar.com), has risen to become the most popular retail Cigar site as listed on the search engine Yahoo. The Company improved its gross profit percentage from 14.5% during the nine-month period ended September 30, 2000 to 20.5% during the nine-month period ended September 30, 2001.

         On September 28, 2001, the Company created a new Subsidiary named A1DiscountPerfume Inc. and in October 2001, launched a new e-commerce site specializing in men's and women's fragrances. The site named A1DiscountPerfume.com is located at http://www.A1DiscountPerfume.com. The site is to be a competitor of other discount as well as full price online retailers of Perfume and Cologne. The site employs the Microsoft / Great Plains eEnterprise system the Company purchased last year and will permit customers to benefit by having direct access to up-to-the-minute information about inventory, pricing, "hot deals" as well as order information. The eEnterprise system allows A1DiscountPerfume.com to inexpensively reach customers anywhere, around the clock.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSE - Selling, general and administrative expenses increased $67,902 to $1,504,943 in the nine-month period ended September 30, 2001 as compared to the same year earlier period. The increase in selling, general and administrative expense of $67,902 consists primarily of increases in: salaries and wages - $64,015; insurance - $15,813; depreciation expense - $125,860; rent - $24,141; and decreases in:
         loan fees - ($25,500): legal and professional - ($26,405) , advertising (78,483).The increase in salaries and wages includes an increase of $50,046 for Broadcast and an increase of $13,968 for Stogies and corporate overhead. The increase is primarily due to additional personnel, with one additional person in administration and management, and one full-time and one part-time person added to Broadcast. The increase in insurance cost is due in part to the Directors and officers liability insurance premium increased starting April 1, 2000 due to the increase in the coverage level, as well as the addition of an additional property insurance policy starting in February 2001. Depreciation expense increased due to the accounting and information management system that was added during the third quarter of 2000. The increase in rent is due primarily to the additional space utilized by the Stogies operation for warehouse, as well as, normal year-to-year rent increases. Loan fees decreased due to the payoff of the Merrill Lynch line of credit in 2000. Legal and professional decreased primarily due to higher legal fees in 2000 due to the sale of its wholly owned subsidiary ACS. Advertising decreased due to more efficient placement and use of internal advertising.

         INTEREST EXPENSE - The Company incurred, during the nine month period ended September 30, 2001, interest expense in the amount of $6,904. During the nine month period ended September 30, 2000, the company incurred interest expense in the amount of $141,018, primarily on their credit facility with Merrill Lynch .

         MARKETABLE INVESTMENT SECURITIES - The Company sold trading equity securities and recognized realized profits of $2,300 and $647,776 during the nine month period ended September 30, 2001 and 2000, respectively.

         The Company recognized unrealized losses in the amount of $(48,069) during the nine-month period ended September 30, 2001 and recognized unrealized losses in the amount of $(448,072) during the year earlier period.

         OTHER INCOME - The Company had income of $51,198 and $273,006 from interest and dividends in the nine-month periods ended September 30, 2001 and 2000, respectively. The decrease is due to lower balances in interest bearing money market accounts in 2001.

         INCOME TAXES - The Company's effective tax rate during the nine months ended September 30, 2001 was approximately 37% as compared to 38% in the year earlier period. The Company recognized net tax benefits during the nine months ended September 30, 2001 of $563,500, primarily as a result of the net operating loss incurred.

         DISCONTINUED OPERATIONS - The Company sold 80% of their investment in ACS as of the end of March 2000. The net earnings from discontinued operation in the amount of $29,093 consisted of a loss of $92,341 from operations (net of tax benefit in the amount of $55,800) and a gain on the sale in the amount of $121,434 (net of taxes in the amount of $73,400).

         OTHER COMPREHENSIVE INCOME - Unrealized gains from available-for-sale securities included as a component of equity as of September 30, 2001 were $1,512,396 ($2,424,396 gain less deferred taxes of $912,000).
         During the nine months ended September 30, 2001, the Company recorded a decrease in its net unrealized gain from available-for-sale securities in the amount of $7,729,900, which consisted of a decline in market value of $12,394,200 less a decrease in related deferred tax liability $4,664,300.

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

                                   EVOLVE ONE, INC.



Date:    November 14, 2001         By:/s/ Gary Schultheis
                                      -------------------------------
                                      Gary Schultheis, President



Date:    November 14, 2001         By:/s/ Marissa Dermer
                                      -------------------------------
                                      Marissa Dermer, Controller and
                                      Principal Accounting Officer