Form 10KSB
period 2001-12-31
EVOLVE ONE INC
filed 2002-04-01
CIK 1088787

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

    ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
                                      1934

                   For the fiscal year ended DECEMBER 31, 2001

                         Commission file number 0-26415

                                EVOLVE ONE, INC.
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

Securities registered pursuant                  COMMON STOCK, $.00001 PAR VALUE
to Section 12(g) of the Act:                            (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No .

Check if delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year - $1,216,088.

As of February 28, 2002, the registrant had outstanding 788,446,187 shares of its Common Stock, par value $.00001, its only class of voting securities. The aggregate market value of the shares of Common Stock of the registrant held by non-affiliates on February 28, 2002, was approximately $809,937 based on its closing price on the OTC: Bulletin Board on that date. (See Item 5).

                       DOCUMENTS INCORPORATED BY REFERENCE

No documents are incorporated by reference into this Report except those Exhibits so incorporated as set forth in the Exhibit index.

Transitional Small Business Disclosure Format (Check one): Yes [ ]; No [X].

ITEM 1.     DESCRIPTION OF BUSINESS

BUSINESS DEVELOPMENT AND BUSINESS OF ISSUER

Effective November 21, 2000, International Internet, Inc. changed its name to Evolve One, Inc. (the "Company" or "EONE") pursuant to ss.253 of the General Corporation Law of Delaware. On November 26, 1999, EONE, a Delaware corporation acquired 100% of the issued and outstanding stock of Caprock Corporation ("Caprock"), a Delaware corporation, pursuant to a Stock Purchase Agreement. The Board of Directors of EONE, on December 1, 1999, by unanimous written consent, elected to merge Caprock into EONE pursuant to ss.253 of Delaware's General Corporate Laws. As a result of the merger, EONE was the surviving company and assumes the reporting obligations under successor issuer status as more fully detailed in ss.12(g)(3) of The Securities Act of 1934. EONE was incorporated in Delaware on June 21, 1994. EONE formed StogiesOnline.com, Inc, ("Stogies") in Delaware on April 21, 1999, Web Humidor.com Corp. ("Humidor") in Delaware on April 13, 1999 and International Internet Ventures I, LLC ("Ventures LLC") in Delaware on May 6, 1999. Mr. Cigar, Inc. ("Cigar") was incorporated in Delaware on May 19, 1997. American Computer Systems ("ACS") was incorporated in Virginia on February 7, 1996 and was acquired by EONE effective September 30, 1999; EONE sold 80% of its investment effective March 31, 2001. On September 11, 2001 the Company sold its remaining 20% interest to an ACS officer in exchange for discharge of any liabilities of ACS. The BroadcastWeb.com, Inc. ("Broadcast" or "BW") (WWW.THEBROADCASTWEB.COM) was incorporated in Maine on May 28, 1999 and EONE acquired its 90% interest on June 14, 1999. On December 14, 2001, EONE entered into a stock purchase agreement with NYCLE Acquisition Corp (the "Purchaser"), EONE sold, assigned and transferred to the Purchaser all of its shares of the Common Stock representing its 90% interest of The BroadcastWeb.

EONE is a diversified holding Company, which develops and operates Internet and direct retail marketing companies on the Internet. The EONE Group includes wholly-owned subsidiaries; Stogies, A1Discount Perfume, Ventures LLC and majority-owned subsidiaries, BroadcastWeb and Cigar. EONE, through its venture group also holds minority interests in several other companies. EONE's original business was operated as a developmental stage company in Cigar, which was in the business of licensing, selling and/or operating cigar vending machines. The Company opened its StogiesOnline.com Internet site in November 1998. As a result of the success of the StogiesOnline website, the Company refocused its resources in 1999 into the Internet cigar sales market and other specialty goods. EONE sold the vending equipment and business of Cigar in December 1999. EONE sold The BroadcastWeb as of December 2001.

                                STOGIESONLINE.COM

StogiesOnline.com ("Stogies") became an online distributor and retailer of brand name premium cigars within the United States on November 18, 1998. Stogies' products consist of premium cigars, factory brand name seconds and mass market cigars which are sold online to retail and wholesale customers. Stogies markets a wide variety of premium cigars and related tobacco products on a retail basis throughout the United States via the Internet. Management utilizes its websites located at URL's (WWW.CIGARCIGAR.COM) and (WWW.STOGIESONLINE.COM) as its primary advertising vehicle. Stogies' cigar line consists of over 60 brands. Among Stogies' products are nationally recognized brand names - Arturo Fuente, AVO, Baccarat, Cohiba, Don Diego, Dunhill, Garcia y Vega, H. Upmann, Macanudo, Montecristo, Opus X, Partagas, Punch, and Te-Amo.

As a direct buyer from most manufacturers, Stogies is eligible to participate in promotions, which enables it to pass substantial savings to its customers. Stogies purchases overstocked or overproduced items from manufacturers and other retailers, including factory brand name seconds. Currently, Stogies has entered into non-exclusive distribution agreements with: Miami Cigar, Inc. - who distributes Leon Jimenes and Tatiana cigars, Altidus - the manufacturer of fine cigars such as Montecristo, H. Upmann, Don Diego, Te-amo, General Cigar - the distributor of Punch, Macanudo, Cohiba Red Dot, Partigas, Hoyo de Monterrey, Excaliber and Villazone, Inter-Continental Cigars - the manufacturer of Al Capone, and Santa Clara - the manufacturer of El Rey de Mundo and Garcia y Vega.

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

StogiesOnline current client base consists of over 10,000 customers in the United States. Purchases from repeat customers have been steady, with repeat buyers accounting for approximately one-third of current orders. During the two years ended December 31, 2001, Stogies did not have any significant customers, the loss of which would have an adverse effect on operations.

                             A1DISCOUNT PERFUME INC.

On September 28, 2001, the Company created a new Subsidiary named A1DiscountPerfume Inc. and in October 2001, launched a new e-commerce site specializing in men's and women's fragrances. The site named A1DiscountPerfume.com is located at HTTP://WWW.A1DISCOUNTPERFUME.COM. The site is a competitor of other discount as well as full price online retailers of Perfume and Cologne. The site employs the Microsoft / Great Plains eEnterprise system the Company purchased last year and permits customers to benefit by having direct access to up-to-the-minute information about inventory, pricing, "hot deals" as well as order information. The eEnterprise system allows A1DiscountPerfume.com to inexpensively reach customers anywhere, around the clock.

                           THE BROADCASTWEB.COM, INC.

BroadcastWeb was acquired on June 14, 1999 for $18,000 cash and 300,000 shares of EONE common stock. BroadcastWeb is an aggregator and broadcaster of streaming media programming on the Web with the network infrastructure to deliver or "stream" live and on-demand audio programs over the Internet and Intranets. BroadcastWeb

(WWW.THEBROADCASTWEB.COM) and its five representative sites - BluesBoyMusic.com (WWW.BLUESBOYMUSIC.COM), SoulManMusic.com (WWW.SOULMANMUSIC.COM),
JazzManMusic.com (WWW.JAZZMANMUSIC.COM), ClassicRockers (WWW.CLASSICROCKERS.COM) and hitmusicradio.com (WWW.HITMUSICRADIO.COM) rely primarily on the leading provider of streaming media products, Microsoft's Windows Media Player to license encoders to it in order to broadcast its content and to distribute player software. Users are able to electronically download copies of Microsoft's Windows Media Player software free of charge from a wide variety of sources, including BroadcastWeb and its sites.

On December 14, 2001 EONE entered into a stock purchase agreement with NYCLE Acquisition Corp (the "Purchaser") , EONE sold, assigned and transferred to the Purchaser all of the companies shares of the Common Stock of The BroadcastWeb, representing 1,350 shares or 90% of the total shares of Common Stock of The BroadcastWeb outstanding. EONE assumed liability for the intercompany payable. The Purchaser shall not be liable for any and all outstanding debt, federal, state and local taxes, but is responsible for all vendor payables.

                            AMERICAN COMPUTER SYSTEMS

ACS was acquired effective September 30, 1999 for $150,000 cash and was a wholly owned subsidiary of EONE through March 31, 2000. ACS is a full service provider of computer systems and services to the federal government. ACS focuses on all phases of hardware implementation, including system engineering, product design, software integration and networking communications. In November 1997, ACS was awarded its first General Services Administration (GSA) schedule contract for computer systems and peripherals. This contract has been extended for five additional years. ACS has concentrated its efforts on providing the Federal Government best value systems with on-site service and support as required for both Continental United States (CONUS) and Outside the Continental United States (OCONUS). American Computer Systems maintains a web site at (WWW.ACSPC.COM). EONE determined after several months that the business of ACS did not meet its business plan requirements and was able to sell 80% of its investment in ACS for $500,000 in cash, effective March 31, 2000. On September 11, 2001 the Company sold its remaining 20% interest to an ACS officer in exchange for discharge of any liabilities of ACS.

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

                                   EMPLOYMENT

The Company has four full-time employees in administration and management, two full-time employees and two part-time employees in the Stogies operation.

                                  RISK FACTORS

WE HAVE A LIMITED OPERATING HISTORY UPON WHICH YOU CAN EVALUATE OUR BUSINESS AND PROSPECTS

We began offering products for sale on our Web site in 1998. Accordingly, we have a relatively short operating history upon which you can evaluate our business and prospects. You should consider our prospects in light of the risks, expenses and difficulties frequently encountered by online commerce companies. As an online commerce company, we have a rapidly evolving and unpredictable business model, we face intense competition, we must effectively manage our growth, and we must respond quickly to rapid changes in customer demands and industry standards. We may not succeed in addressing these challenges and risks.

WE COULD LOSE MARKET SHARE IF WE DO NOT KEEP UP WITH THE INTENSE COMPETITION IN THE ONLINE COMMERCE MARKET

The online commerce market is new, rapidly evolving and intensely competitive. Our current or potential competitors include: online vendors of cigars, indirect competitors such as online gift services as well as major store-based retailers of cigars. We believe that the principal competitive factors in our market include brand recognition, selection, personalized services, convenience, price, accessibility, customer service, quality of search tools, quality of editorial and other Web site content, reliability and speed of fulfillment. Many of our current and potential competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than we have. They may be able to secure merchandise from vendors on more favorable terms and may be able to adopt more aggressive pricing or inventory policies. They also can devote more resources to technology development and marketing than we can. We also expect to experience increased competition from online commerce sites that provide goods and services at or near cost, relying on advertising revenues to achieve profitability. As the online commerce market continues to grow, other companies may enter into business combinations or alliances that strengthen their competitive positions. Competition in the Internet and online commerce markets probably will intensify. As various Internet market segments obtain large, loyal customer bases, participants in those segments may use their market power to expand into the markets in which we operate. In addition, new and expanded Web technologies may increase the competitive pressures on online retailers. The nature of the Internet as an electronic marketplace may facilitate competitive entry and comparison shopping and render it inherently more competitive than conventional retailing formats. This increased competition may reduce our operating margins, diminish our market share or impair the value of our brand.

WE MAY EXPERIENCE SYSTEM INTERRUPTIONS, WHICH AFFECT THE VOLUME OF ORDERS WE FULFILL AND THEREFORE OUR REVENUES

Customer access to our Web sites directly affects the volume of orders we fulfill and thus affects our revenues. We experience occasional system interruptions that make our Web sites unavailable or prevent us from efficiently fulfilling orders, which may reduce the volume of goods we sell and the attractiveness of our products and services. These interruptions will continue. We need to add additional software and hardware and upgrade our systems and network infrastructure to accommodate both increased traffic on our Web sites and increased sales volume and to fully integrate our systems. Without these upgrades, we may face additional system interruptions, slower response times, diminished customer service, impaired quality and speed of order fulfillment and delays in our financial reporting. We cannot accurately project the rate or timing of any increases in traffic or sales volume upgrades are uncertain. We maintain substantially all of our computer and communications hardware at a single leased facility in Boca Raton, Florida. Our systems and operations could be damaged or interrupted by fire, flood, power loss, telecommunications failure, break-ins and similar events. We do not have backup systems or a formal disaster recovery plan and we may not have sufficient business interruption insurance to compensate us for losses from a major interruption. Computer viruses, physical or electronic break-ins and similar disruptions could cause system interruptions, delays and loss of critical data and could prevent us from providing services and accepting and fulfilling customer orders.

ENTERING NEW BUSINESS AREAS WILL REQUIRE SIGNIFICANT EXPENSE AND COULD STRAIN MANAGEMENT, FINANCIAL AND OPERATIONAL RESOURCES

We intend to expand our operations by promoting new or complementary products, services or sales formats and by expanding our product or service offerings. This will require significant additional expense and could strain our management, financial and operational resources. We cannot expect to benefit in these new markets from the early-to-market advantage that we experienced in the online cigar market. Our gross margins in these new business areas may be lower than our existing business activities. In addition, we may have limited or no experience in these new business areas. We may not be able to expand our operations in a cost-effective or timely manner. Any new business that our customers do not receive favorably could damage our reputation and the CigarCigar.com brand.

WE RELY ON A SMALL NUMBER OF SUPPLIERS; OUR BUSINESS WOULD BE HARMED IF OUR CURRENT SUPPLIERS STOP SELLING MERCHANDISE TO US ON ACCEPTABLE TERMS

Although we increased our direct purchasing from manufacturers, we purchase a majority of our cigars from three major vendors. We do not have long-term contracts or arrangements with most of our vendors to guarantee the availability of merchandise, or particular payment terms or the extension of credit limits. Our current vendors may stop selling merchandise to us on acceptable terms. We may not be able to acquire merchandise from other suppliers in a timely and efficient manner and on acceptable terms.

THE LONG TERM VIABILITY OF THE INTERNET AS A MEDIUM FOR COMMERCE IS NOT CERTAIN

Consumer use of the Internet as a medium for commerce is a recent phenomenon and is subject to a high level of uncertainty. While the number of Internet users has been rising, the Internet infrastructure may not expand fast enough to meet the increased levels of demand. The increased use of the Internet as a medium for commerce raises concerns regarding Internet security, reliability, pricing, accessibility and quality of service. If use of the Internet does not continue to grow, or grows at a slower rate than we anticipated, or if the necessary Internet infrastructure or complementary services are not developed to support effectively growth that may occur, our business, financial condition and growth prospects would be harmed.

WE MAY BE SUBJECT TO PRODUCT LIABILITY CLAIMS IF PEOPLE OR PROPERTY ARE HARMED BY THE PRODUCTS WE SELL

As we enter new lines of business, we may increasingly sell products, such as cigar cutters, that may increase our exposure to product liability claims relating to personal injury, or property damage caused by such products. We maintain insurance, but we cannot be certain that our coverage will be adequate for liabilities actually incurred or that insurance will continue to be available to us on economically reasonable terms, if at all. In addition, some of our vendor agreements with our suppliers do not indemnify us from product liability.

GOVERNMENT REGULATION OF INTERNET COMMERCE IS EVOLVING AND UNFAVORABLE CHANGES COULD HARM OUR BUSINESS

We are subject to general business regulations and laws or regulations regarding taxation and access to online commerce. These laws or regulations may impede the growth of the Internet or other online services. Regulatory authorities may adopt specific laws and regulations governing the Internet or online commerce. These regulations may cover taxation, user privacy, pricing, content, copyrights, distribution, electronic contracts and characteristics and quality of products and services. Changes in consumer protection laws also may impose additional burdens on companies conducting business online, both in the US and internationally. It is not clear how existing laws governing issues such as property ownership, sales and other taxes, libel and personal privacy apply to the Internet and online commerce. Unfavorable resolution of these issues may harm our business.

THE COMPANY'S FUTURE STRATEGY MAY INCLUDE PURSUING ACQUISITIONS THAT MAY NOT BE SUCCESSFUL.

The Company's Future strategy may include pursuing acquisitions that may not be successful. Acquisitions involve a number of operational risks that the acquired business will not be successfully integrated, may distract management attention, may involve unforeseen costs and liabilities, and possible regulatory costs, some or all of which could have a materially adverse effect on the Company's financial condition or results of operations. The Company may make these additional acquisitions with cash or with stock, or a combination thereof. If the Company does make any such acquisitions, various associated risks may be encountered, including potential dilution to the Company's then current shareholders, as a result of additional shares of common stock being issued in connection with the acquisitions.

THE COMPANY'S REVENUES AND OPERATING RESULTS CAN BE UNPREDICTABLE.

The Company's revenue and operating results could fluctuate substantially from quarter to quarter and from year to year. In general, revenue and operating results in any reporting period may fluctuate due to factors including, among others:

-     Loss of customers
-     the timing and size of orders from customers;
-     changes in the overall economy

THE COMPANY'S STOCK PRICE WILL FLUCTUATE AND COULD SUBJECT THE COMPANY TO LITIGATION.

The market price of the Company's common stock may fluctuate significantly in response to a number of factors, some of which are beyond its control. These factors include:

-     quarterly variations in operating results;
-     changes in accounting treatments or principles;

-     additions or departures of key personnel;
- stock market price and volume fluctuations of publicly-traded companies in general and Internet-related companies in particular; and
-     general political, economic and market conditions.

THERE IS A LIMITED PUBLIC MARKET FOR THE COMPANY'S COMMON STOCK AND THERE ARE NO ASSURANCES OF A CONTINUED TRADING MARKET FOR THE COMPANY'S COMMON STOCK.

The Company's common stock is currently quoted on the Over the Counter Market. The Company's common stock is thinly traded. There are no assurances the Company will maintain its listing. If the Company's common stock should be delisted, it is likely that the stock would then be quoted on the Pink Sheets, which would materially and adversely effect any future liquidity in the Company's common stock.


ITEM 2.     DESCRIPTION OF PROPERTY

The Company currently maintains two office spaces. The corporate headquarters is located at 6413 Congress Avenue, Suite 240, Boca Raton, Florida 33487. The Stogies warehouse and retail cigar outlet center is located at 6405 Congress Avenue, Suite 160, Boca Raton, Florida 33487. The combined square footage of the corporate headquarters and Stogies warehouse is 6,293 square feet, and the combined monthly rent is $7,149. The corporate office phone number is (561) 988-0819.


ITEM 3.     LEGAL PROCEEDINGS

The Company is not a party to any material pending legal proceedings other than ordinary routine litigation incidental to the business.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

      Not Applicable

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

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

                               OPENING       HIGH        LOW     CLOSING
                                 BID         BID         BID       BID
                                 ---         ----        ---       ---
2001 Fourth Quarter              .009        .0125       .0061     .009
2001 Third Quarter               .017        .019        .007      .01
2001 Second Quarter              .03         .031        .01       .017
2001 First Quarter               .034        .06         .022      .027
2000 Fourth Quarter              .09         .13         .03       .03
2000 Third Quarter               .14         .17         .07       .09
2000 Second Quarter              .50         .53         .13       .15
2000 First Quarter               .28        1.00         .20       .36

HOLDERS

As of December 31, 2001, there were approximately 602 holders of record of the Company's common stock, an undetermined number of which represent more than one individual participant in securities positions with the Company.

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

RECENT ACCOUNTING PRONOUNCEMENTS

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

In August 2001, the FASB issued Statement No. 143, "Accounting for Asset Retirement Obligations" (SFAS 143"), which provides the accounting requirements for retirement obligations associated with tangible long-lived assets. This Statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it occurred. This Statement is effective for our 2003 fiscal year, and early adoption is permitted. The adoption of SFAS 143 is not expected to have a material impact on our consolidated results of operations, financial position or cash flows.

In October 2001, the FASB issued Statement no. 144, " Accounting for the Impairment or Disposal of Long Lived Assets" (SFAS 144"), which excludes from the definition of long-lived assets goodwill and other intangibles that are not amortized in accordance with SFAS 142. SFAS 144 requires that long-lived assets to be disposed of by sale be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS 144 also expands the reporting of discontinued operations to include components of an entity that have been or will be disposed of rather than limiting such discontinuance to a segment of a business. This Statement is effective for our 2003 fiscal year, and early adoption is permitted. We are currently evaluating the impact of SFAS 144 to determine the effect, if any, it may have on our consolidated results of operations, financial position or cash flows.

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

The Company's continuing operations consist of two Internet based businesses. Stogies is an online distributor and retailer of brand name premium cigars within the United States. A1Discount Perfume is a online retailer of premium perfumes and colognes.

Stogies became operational in November 1998 and it accounts for substantially all of the sales revenue.

The following discussion and analysis has been restated to reflect the discontinued operation of The BroadcastWeb Inc.

LIQUIDITY AND CAPITAL RESOURCES

The Company decreased its working capital from $8,594,431 at December 31, 2000 to $3,746,952 at December 31, 2001. The working capital decrease in the amount of $4,847,479 consists primarily of decreases in cash in the amount of $1,224,320, inventory of $314,624 and marketable securities in the amount of $5,452,342 less a decrease in current and deferred income taxes payable in the amount of $2,111,500.

During the year ended December 31, 2001 stockholders' equity decreased $10,338,223, which includes decreases in other comprehensive income in the amount of $8,514,400, and the net loss for the year of $1,823,823.(See Other Comprehensive Income below)

The Company invested approximately $100,000 during the year ended December 31, 2001 to complete its installation, for a complete front office/back office system using Great Plains eEnterprise and eCommerce together with the necessary equipment to operate the system. The system is designed to support high sales volumes with low transaction costs and will allow Stogies to reach customers around the globe and around the clock. The eEnterprise system delivers tools for building sales, reducing costs, and making the Company more efficient by streamlining its workflow systems, minimizing manual processes, paperwork and reducing administrative overhead. Customers will benefit by having direct access to up-to-the minute information about inventory, pricing and "hot deals," as well as order and shipping information.

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

In March 2000, the Company entered into an agreement with Avenel Financial Group ("AFG") to structure and fund an investment in the Company in an amount of up to $11,250,000. The Company sold investors restricted shares of common stock in the Company at a purchase price of $.375 per share. In addition, one warrant for every five shares purchased was issued to AFG. The warrant entitles the owner to purchase each share of common stock at an exercise price of $1.50 per share. A fee in the amount of 3% of the gross amount funded to the Company was paid. On April 3, 2000, the Company issued 11,000,000 shares of its common stock and 2,200,000 warrants, with an exercise price of $1.50 per share, for $4,125,000 ($4,001,250, net of the investment fee).

RESULTS OF OPERATIONS

SALES AND COST OF SALES
-----------------------

During the year ended December 31, 2001, sales decreased 44% from $2,163,421 for 2000 to $1,216,088 for the current year. Revenues declined $947,333 (47%) during the year ended December 31, 2001, as compared to the prior year. The decline in sales is attributed to a number of factors, including the slowing economy and extraodinary events occurring in September 2001, which has resulted in less product demand and an overall reduction in consumer spending, the Company's efforts to increase prices and the loss of its principal wholesale sales representative. In an effort to increase sales by expanding its potential customer market, the Company recently added Wine Accessories, (including Wine Books, Wine CorkScrews, Wine Decanters and Wine Racks) and Cigar Accessories (including Cigar Ashtrays, Cigar Books, Cigar Cutters, Cigar Humidors and Cigar Lighters) to its list of products carried on its' StogiesOnline.com, Inc. CigarCigar.com (HTTP://WWW.CIGARCIGAR.COM), website. Since employing the Microsoft / Great Plains eEnterprise system the Company's StogiesOnline.com, Inc. During 2001, the CigarCigar.com website, (HTTP://WWW.CIGARCIGAR.COM), had risen to become the most popular retail Cigar site listed on the search engine Yahoo. Stogies improved its gross profit percentage of approximately 15% during the twelve months ended December 31, 2000 to 20% during the twelve months ended December 31, 2001.

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

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
--------------------------------------------

Selling, general and administrative expenses decreased $418,936 to $1,662,527 in the twelve-month period ended December 31, 2001 as compared to the same period of the prior year. This decrease in selling, general and administrative expense of $418,936 consists primarily of decreases in: salaries and wages - ($206,735); advertising - ($59,276); consulting - ($72,487); legal and professional - ($80,032); loan fees -($34,000) and travel -($32,416) and increases in depreciation expense - $84,119; rent - $24,920; insurance - $30,162 The decrease in salaries and wages includes a decrease of $88,000 due to the resignation of a Corporate officer, and a $118,000 decrease due to the reduction of staff in stogies division including one wholesale representative, one computer personnel and 4 administrative staff. Loan fees decreased due to the payoff of the Merrill Lynch line of credit in 2000. Legal and professional decreased primarily due to higher legal fees in 2000 due to the sale of its wholly owned subsidiary ACS. Advertising decreased due to more efficient placement and use of internal advertising. The increase in insurance cost is due in part to the Directors and Officers liability insurance premium increased starting April 1, 2000 due to the increase in the coverage level, as well as the addition of an additional property insurance policy starting in February 2001. Depreciation expense increased due to the accounting and information management system that was added during the third quarter of 2000. The increase in rent is due primarily to the additional space utilized by the Stogies operation for warehouse, as well as, normal year-to-year rent increases. The Company feels that the complete implementation of the front office/back office system using Great Plains eEnterprise and eCommerce will allow for a reduction in selling, general and administrative expenses into the upcoming year.

INTEREST EXPENSE

The Company incurred, during the twelve month period ended December 31, 2001, interest expense in the amount of $7,745. During the twelve month period ended December 31, 2000, the company incurred interest expense in the amount of $139,152, primarily on their credit facility with Merrill Lynch which was terminated during the fourth quarter of 2000.

MARKETABLE INVESTMENT SECURITIES

The Company sold trading equity securities and recognized realized profits of $2,300 and $647,776 during the twelve month period ended December 31, 2001 and 2000, respectively.

The Company recognized unrealized losses in the amount of $(74,500) during the year ended December 31, 2001 and recognized unrealized losses in the amount of $(685,532) during the prior year. Available for sale securities are described in Other Comprehensive Income (below).

OTHER INCOME

The Company had income of $78,669 and $357,382 from interest and dividends in the twelve-month periods ended December 31, 2001 and 2000, respectively. The decrease is due to lower balances in interest bearing money market accounts in 2001.

INCOME TAXES

The Company's 2001 income tax benefit consists of a current tax expense of $1,294 and a deferred tax benefit of $54,800. The deferred tax benefit consists primarily of the tax benefit from net operating losses incurred during the current year in the amount of $960,000, a valuation allowance of $519,500 and the tax benefit attributed to the unrealized loss on marketable securities of $199,600. The Company's non-current deferred income tax liability in the amount of $242,400 is principally for the net unrealized gains on available-for-sale securities.

DISCONTINUED OPERATIONS

The Company sold 80% of their investment in ACS as of the end of March 2000. The net earnings from discontinued operation in the amount of $29,093 consisted of a loss of $92,341 from operations (net of tax benefit in the amount of $55,800) and a gain on the sale in the amount of $121,434 (net of taxes in the amount of $73,400). On September 11, 2001 the Company sold its remaining 20% interest to an ACS officer in exchange for discharge of any liabilities of ACS. The Company recognized a loss of $(76,291) on the write off of this remaining 20% interest.

On December 14, 2001, the Company entered into a Stock Purchase agreement with NYCLE Acquisition Corp to sell its 90% investment in The BroadcastWeb Inc. The net loss from discontinued operation in the amount of $382,249 consisted of a loss of $204,606 from operations of a discontinued division and a loss on the disposal in the amount of $177,643 (net of a tax benefit in the amount of $107,100). The 2000 discontinued operations have been restated to include the net loss of The BroadcastWeb of $154,977 for the twelve month period ended December 31, 2000.

OTHER COMPREHENSIVE  INCOME

During the twelve months ended December 31, 2001, the Company recorded a decrease in its net unrealized gain from available-for-sale securities in the amount of $8,514,400, which consisted of a decline in market value of $13,651,500 less a decrease in related deferred tax liability $5,137,100. Available for sale securities consists primarily of SGD Limited Holdings (SGD) a holding company principally engaged in acquiring and developing jewelry related businesses. Our investment represents approximately 10.4% of the outstanding stock of SGD and accordingly the Company is subject to certain restrictions on the shares it can sell. Of the 10,200,000 shares held by the Company 3,840,000 shares valued at $768,000 have been classified as current. The securities of SGD significantly decreased in value over the past year as a reflection of the overall market conditions. Due to the size of the Companies investment and the limited trading volume of SGD as well as other available for sale securities, there can be no assurance that the Company will realize the value assigned, under Statement of Accounting Standards #115 (Accounting for Certain Investments in Debt and Equity Securities), to these securities.

ITEM 7.     FINANCIAL STATEMENTS

The Consolidated Financial Statements of Evolve One, Inc., and Subsidiaries, together with the report thereon of Goldstein Lewin & Co. dated March 1, 2002 for the years ended December 31, 2001 and 2000 is set forth as follows:



                                                                   PAGE
                                                                   ----

INDEPENDENT AUDITOR'S REPORT                                        18

CONSOLIDATED FINANCIAL STATEMENTS:

    Consolidated Balance Sheet                                      19

    Consolidated Statements of Operations                           20

    Consolidated Statements of Changes in Stockholders' Equity      21

    Consolidated Statements of Cash Flows                          22-23

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS                     24-38

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Stockholders
Evolve One, Inc. and Subsidiaries
Boca Raton, Florida


We have audited the accompanying consolidated balance sheet of Evolve One, Inc. and Subsidiaries as of December 31, 2001, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Evolve One, Inc. and Subsidiaries as of December 31, 2001, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.


                                    /s/ GOLDSTEIN LEWIN & CO.



Boca Raton, Florida
March 1, 2002

EVOLVE ONE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2001


Assets

Current assets
  Cash and cash equivalents ..................................      $ 2,169,262
  Accounts receivable ........................................           35,124
  Marketable equity securities ...............................        1,038,308
  Inventory ..................................................          268,800
  Other current assets .......................................           43,345
  Deferred taxes .............................................          242,400
                                                                    -----------
      Total current assets ...................................        3,797,239
Property and equipment, net ..................................          441,852
Marketable equity securities .................................        1,272,000
Other assets .................................................           12,432
                                                                    -----------
                                                                    $ 5,523,523
                                                                    ===========

Liabilities and stockholders' equity

Current liabilities
  Accounts payable ...........................................      $    45,985
  Accrued liabilities ........................................            4,802
                                                                    -----------
      Total current liabilities ..............................           50,787
                                                                    -----------
Deferred income taxes ........................................          242,400
                                                                    -----------

Commitments and contingencies

Stockholders' equity
  Cumulative convertible preferred stock,
    $.0001 par value; authorized 10,000,000 shares;
    outstanding -0- shares ...................................                -
  Common stock, $.00001 par value
    Authorized 1,000,000,000 shares; issued and
    outstanding 788,446,187 shares ...........................            7,884
  Paid-in capital ............................................        6,819,781
  Accumulated deficit ........................................       (2,325,225)
  Accumulated other comprehensive income .....................          727,896
                                                                    -----------
      Total stockholders' equity .............................        5,230,336
                                                                    -----------
                                                                    $ 5,523,523
                                                                    ===========

See accompanying notes to consolidated financial statements.

EVOLVE ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                     2001             2000
                                                     ----             ----

Sales and revenue ............................   $   1,216,088    $   2,163,421
Cost of sales ................................         971,142        1,833,262
                                                 -------------    -------------
Gross profit .................................         244,946          330,159
Selling, general and administrative expense ..       1,662,527        2,081,463
                                                 -------------    -------------
  Loss from operations .......................      (1,417,581)      (1,751,304)
                                                 -------------    -------------
Other income (expense):
  Gains from sale of marketable securities ...           2,300          647,776
  Gain on the sale of property and equipment .              68                -
  Investment income ..........................          78,669          357,382
  Interest expense ...........................          (7,745)        (139,152)
  Equity in net (loss) of affiliated company .         (76,291)               -
  Unrealized gain (loss) on
    marketable equity securities .............         (74,500)        (685,532)
                                                 -------------    -------------
    Total other income (expense) .............         (77,499)         180,474
                                                 -------------    -------------
Earnings before income taxes .................      (1,495,080)      (1,570,830)
Income tax expense (benefit) .................         (53,506)        (588,883)
                                                 -------------    -------------

Earnings (loss) from continuing operations ...      (1,441,574)        (981,947)
                                                 -------------    -------------
Loss from earnings of a discontinued division         (204,606)        (125,885)
Loss on disposal of division, (less applicable
    income tax  benefit of $107,100) .........        (177,643)               -
                                                 -------------    -------------
                                                      (382,249)        (125,885)
                                                 -------------    -------------
Net earnings (loss) ..........................   $ (1,823,823)    $ (1,107,832)
                                                 =============    =============

Net earnings (loss) per share
  Basic ......................................   $       (0.00)   $       (0.00)
                                                 =============    =============
  Diluted ....................................   $       (0.00)   $       (0.00)
                                                 =============    =============
  Discontinued operations ....................   $       (0.00)   $       (0.00)
                                                 =============    =============

Weighted average shares outstanding
  Basic ......................................     788,446,187      775,921,596
                                                 =============    =============
  Diluted ....................................     788,446,187      775,921,596
                                                 =============    =============

See accompanying notes to consolidated financial statements.

EVOLVE ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                                                   Accumulated
                                                                                      Other
                                             Common Stock             Paid-in      Accumulated     Comprehensive
                                         Shares       Par Value       Capital        Deficit          Income          Total
                                       -----------   ------------   ------------   ------------    ------------    ------------
Balance, January 1, 2000 ..........    767,446,187   $      7,674   $  2,658,741   $    606,429    $          -    $  3,272,844
                                                                                                                   ------------
  Issuance for:                                                                                                               -
    Cash ..........................     11,000,000            110      4,001,140              -               -       4,001,250
                                                                                                                   ------------

    Stock bonuses .................     10,000,000            100        159,900              -               -         160,000
                                                                                                                   ------------
  Comprehensive income:                                                                                                       -
    Unrealized gain on available- .              -              -              -              -               -               -
      for-sale securities, net ....              -              -              -              -       9,242,296       9,242,296
    Net loss ......................              -              -              -     (1,107,831)              -      (1,107,831)
                                                                                                                   ------------
      Total comprehensive income ..              -              -              -              -               -       8,134,465
                                      ------------   ------------   ------------   ------------    ------------    ------------
Balance, December 31, 2000 ........    788,446,187          7,884      6,819,781       (501,402)      9,242,296      15,568,559
                                                                                                                   ------------
  Comprehensive income:
    Unrealized (loss) on available-
      for-sale securities, net ....              -              -              -              -      (8,514,400)     (8,514,400)
    Net loss ......................              -              -              -     (1,823,823)              -      (1,823,823)
                                                                                                                   ------------
      Total comprehensive income ..              -              -              -              -               -     (10,338,223)
                                      ------------   ------------   ------------   ------------    ------------    ------------
Balance, December 31, 2001 ........    788,446,187   $      7,884   $  6,819,781   $ (2,325,225)   $    727,896    $  5,230,336
                                      ============   ============   ============   ============    ============    ============

See accompanying notes to consolidated financial statements.

EVOLVE ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                                       2001           2000
                                                                       ----           ----
Cash flows from operating activities
Net (loss) .....................................................   $(1,823,823)   $(1,107,831)
Less: (Loss)  from discontinued operations, net ................      (382,249)      (125,884)
                                                                   -----------    -----------
(Loss)  from continuing operations .............................    (1,441,574)      (981,947)
Adjustments to reconcile (loss) from continued operations to net cash (used in) operating activities:
  Depreciation and amortization ................................       230,944        146,831
  Gain on sale of property and equipment .......................           (68)             -
  Gain on marketable investment securities .....................        (2,300)      (647,776)
  Unrealized loss on marketable investment securities ..........        74,500        685,532
  Proceeds from sale of marketable investment securities .......         5,642        678,566
  Purchase of marketable investment securities .................             -        (23,333)
  Common stock issued for services .............................             -        160,000
  Deferred income taxes ........................................       (54,800)      (586,058)
  Net change in operating assets of a discontinued operations ..       (80,790)       (59,555)
  Decrease (increase) in assets:
    Accounts receivable ........................................        29,824        (30,849)
    Inventory ..................................................       314,624       (485,490)
    Other assets ...............................................       117,317         44,556
  Increase (decrease) in liabilities:
    Accounts payable ...........................................       (43,670)       (42,099)
    Accrued liabilities ........................................       (33,896)        37,980
    Income taxes payable .......................................             -        (30,318)
                                                                   -----------    -----------
Net cash  used in operating activities .........................      (884,247)    (1,133,960)
                                                                   -----------    -----------

Cash flows from investing activities
  Capital expenditures .........................................      (117,545)      (609,946)
  Purchase of marketable investment securities .................        (9,000)    (1,068,750)
  Proceeds from sale of discontinued operations ................             -        500,000
  Proceeds from sale of  assets ................................         5,841              -
  Loss from sale of equity investment ..........................        76,291              -
  Net advances to discontinued operation .......................             -       (672,043)
                                                                   -----------    -----------
Net cash used in investing activities ..........................       (44,413)    (1,850,739)
                                                                   -----------    -----------

See accompanying notes to consolidated financial statements.

                                                                       Continued

EVOLVE ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2001 AND 2000

(Continued)

                                                                         2001           2000
                                                                         ----           ----
Cash flows from financing activities
  Issuance of common stock for cash ...............................   $         -    $ 4,001,250
  Loan proceeds ...................................................             -      3,742,988
  Loan repayment ..................................................       (91,054)    (3,834,398)
                                                                      -----------    -----------
Net cash provided by (used in) financing activities ...............       (91,054)     3,909,840
                                                                      -----------    -----------
Net cash provided by (used in) continuing operations ..............    (1,019,714)       925,141
Net cash used in discontinued operations ..........................      (204,606)      (247,318)
Net increase (decrease) in cash and cash equivalents ..............    (1,224,320)       677,823
Cash and cash equivalents, beginning of period ....................     3,393,582      2,715,759
                                                                      -----------    -----------
Cash and cash equivalents, end of period ..........................   $ 2,169,262    $ 3,393,582
                                                                      ===========    ===========

Supplemental cash flow information

Cash paid for interest and income taxes are as follows:
  Interest ........................................................   $     7,745    $   139,229
  Income taxes ....................................................   $         -    $   150,923

Supplemental schedule of noncash investing and financing activities

Insurance financing ...............................................   $    91,054    $    91,410

See accompanying notes to consolidated financial statements.

EVOLVE ONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:     ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND NATURE OF BUSINESS

Evolve One, Inc. (the "Company" or "EONE") is a diversified holding company that develops and operates Internet and direct retail marketing companies. The EONE Group includes wholly owned subsidiaries, StogiesOnline.com, Inc. ("Stogies") (www.CigarCigar.com), A1Discount Perfume Inc (www.A1Discountperfume.com), and International Internet Venture I, LLC. The company previously had majority interests in The BroadcastWeb.com, Inc. ("BW") (www.thebroadcastweb.com) sold in 2001(Note 8) and Mr. Cigar, Inc. ("Cigar"). EONE, through its Venture division, owns an equity interest in several companies, some of which are classified as trading securities and some of which are classified as available-for-sale securities. EONE was incorporated in Delaware on June 21, 1994.

Stogies became an online distributor and retailer of brand name premium cigars within the United States on November 18, 1998. Stogies' products consist of premium cigars, factory brand name seconds and mass market cigars, which are distributed online to retail and wholesale customers.

On September 28, 2001, the Company created a new Subsidiary named A1DiscountPerfume Inc. and in October 2001, launched a new e-commerce site specializing in men's and women's fragrances.The site named A1DiscountPerfume.com is located at http://www.A1DiscountPerfume.com. The site is a competitor of other discount as well as full price online retailers of Perfume and Cologne. The site employs the Microsoft / Great Plains eEnterprise system the Company purchased last year and permits customers to benefit by having direct access to up-to-the-minute information about inventory, pricing, "hot deals" as well as order information. The eEnterprise system allows A1DiscountPerfume.com to inexpensively reach customers anywhere, around the clock.

Broadcast is an aggregator and broadcaster of streaming media programming on the Web with the network infrastructure to deliver or "stream" live and on-demand audio programs over the Internet. Broadcast and its representative sites (BluesBoyMusic.com, SoulManMusic.com, JazzManMusic.com, ClassicRockers.com and HitMusicRadio.com) rely primarily on providers of streaming media products to license encoders to it in order to broadcast its content and to distribute player software in order to create a broad base of users. On December 14, 2001 the Company entered into a Stock Purchase agreement with NYCLE Acquisition Corp (the Purchaser). The Purchaser acquired the capital stock interest of the Company in the BroadcastWeb. The Company sold, transferred and assigned to the Purchaser all of the companies shares of the Common Stock of the BroadcastWeb representing 1,350 shares of the 1,500 shares of the Common Stock of the BroadcastWeb. The Company assumed liability for the intercompany payable, the Purchaser shall not be responsible for any, all outstanding debt, federal, state, and local taxes, but is responsible for all vendor payables. As a result of this transaction, the Consolidated Financial Statements and the related footnotes have been restated to present the results of this division as a discontinued operations (Note 8).

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of EONE, Inc. and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

REVENUE RECOGNITION

Revenue from sales of cigars over the Internet is recognized upon shipment. Provision is made at the time the related revenue is recognized for estimated product returns

RISK AND UNCERTAINTIES

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

GOODWILL

Goodwill represents the excess of the cost of the Company's interest in a purchased subsidiary over the fair value of a proportionate share of its net assets at the date of acquisition. Goodwill was being amortized using the straight-line method over 15 years, until the sale of the BroadcastWeb Inc in December 2001.

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

In July 2001, FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets", which is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles such as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles.

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

In August 2001, the FASB issued Statement No. 143, "Accounting for Asset Retirement Obligations" (SFAS 143"), which provides the accounting requirements for retirement obligations associated with tangible long-lived assets. This Statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it occurred. This Statement is effective for our 2003 fiscal year, and early adoption is permitted. The adoption of SFAS 143 is not expected to have a material impact on our consolidated results of operations, financial position or cash flows.

In October 2001, the FASB issued Statement no. 144, " Accounting for the Impairment or Disposal of Long Lived Assets" (SFAS 144"), which excludes from the definition of long-lived assets goodwill and other intangibles that are not amortized in accordance with SFAS 142. SFAS 144 requires that long-lived assets to be disposed of by sale be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS 144 also expands the reporting of discontinued operations to include components of an entity that have been or will be disposed of rather than limiting such discontinuance to a segment of a business. This Statement is effective for our 2003 fiscal year, and early adoption is permitted. We are currently evaluating the impact of SFAS 144 to determine the effect, if any, it may have on our consolidated results of operations, financial position or cash flows.

INCOME TAXES

The Company recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. The Company provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not.

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

STOCK BASED COMPENSATION

The Company measures stock based compensation expense for its stock based employee compensation plan using the intrinsic value method. At December 31, 2001 no options were outstanding under this plan.

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

ADVERTISING EXPENSE

The Company expenses advertising costs as they are incurred. Advertising expense for the years ended December 31, 2001 and 2000 amounted to $137,776 and $197,052, respectively.

RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the current year presentation.


NOTE 2:     PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31, 2001:

                                                              Lives
                                                             In Years
                                                             --------

             Furniture .....................   $ 48,310          7
             Transportation Equipment ......     20,029          5
             Equipment .....................    714,897          5
             Leasehold Improvements ........     50,088         10
                                               --------

                                                833,324

             Less:  Accumulated Depreciation    391,472
                                               --------

                                               $441,852
                                               ========

NOTE 3:     MARKETABLE INVESTMENT SECURITIES

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

The amortized cost of investment securities as shown in the accompanying balance sheet and their estimated market value at December 2001 is as follows:

                                                                 2001
                                                                 ----
Trading securities:
      Cost ...............................................   $    10,572
      Unrealized (loss) ..................................        (3,964)
                                                             -----------
                                                                   6,608
                                                             -----------
Available-for-sale securities:
      Cost ...............................................     1,136,604
      Unrealized gain ....................................     1,167,096
                                                             -----------
                                                               2,303,700
                                                             -----------
                                                               2,310,308

Marketable investment securities classified as current ...     1,038,308
                                                             -----------
Marketable investment securities classified as non-current   $ 1,272,000
                                                             ===========

Gains (losses) from trading securities that were included in earnings for the years ended December 31, 2001 and 2000 were as follows:

                                      2001         2000
                                   ---------    ---------

                      Realized     $   2,300    $ 647,776
                                   =========    =========
                      Unrealized   $ (74,500)   $(685,532)
                                   =========    =========

Unrealized gains from available-for-sale securities included as a component of equity at December 31, 2001 is as follows:

                                                          2001
                                                          ----
             Unrealized (loss) ....................   $ 1,167,096
             Deferred income tax benefit ..........      (439,200)
                                                      -----------
             Accumulated other comprehensive income   $   727,896
                                                      ===========

The Company's investment in available-for-sale securities includes 10,200,000 shares (10,000,000 of which are not registered) of SGD Holdings, Ltd., formerly known as Goldonline International, Inc. ("SGD"), a holding company primarily engaged in acquiring and developing jewelry related businesses, with a cost of $158,854 and a closing value on December 31, 2001 of $2,040,000 ($.20 per share). The Company's investment represents approximately 10.4% of the outstanding stock of SGD and accordingly the Company is subject to certain restrictions on the number of shares it can sell. The Company classifies 6,360,000 shares of SGD as non-current and 3,840,000 shares of SGD as current, which is approximately the maximum number of shares it could sell within the next twelve months.

NOTE 4:     ACQUISITIONS AND VENTURES

Effective September 30, 1999, 100% of the outstanding common stock of American Computer Systems, Inc. ("ACS") a Virginia Corporation, was acquired for $150,000 (Note 8). ACS provides sales of computer hardware and software to government agencies. The acquisition had been accounted for as a purchase . The excess of the purchase price over the fair market value of the ACS net assets acquired has been included in the determination of the discontinued operations (Note 8).


On June 14, 1999, 90% of the outstanding common stock of The BroadcastWeb Network, Inc. ("BW") a Maine corporation, was acquired in exchange for $18,000 and 300,000 shares of the common stock of EONE. The BroadcastWeb Network, Inc. is an aggregator and broadcaster of streaming media programming of the Web with the network infrastructure to deliver or "stream" live and on-demand audio programs over the Internet and Intranets. The excess of the purchase price over the fair market value of the assets acquired of $49,240 for BW was being amortized over 15 years until December 14, 2001 when The BroadcastWeb was sold. The excess of the purchase price over the fair market value of the ACS net assets acquired has been included in the determination of the discontinued operations (Note 8).


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

On May 6, 1999, International Internet Ventures I, LLC was organized as a Delaware Limited Liability Company and is currently inactive.

On September 28, 2001, the Company created a new Subsidiary named
A1DiscountPerfume Inc. that was incorporated as a Florida Company.

NOTE 5:     INCOME TAXES

The components of income tax expense for continuing operations are as follows for the years ended December 31, 2001 and 2000:

                                          2001         2000
                                        ---------    ---------
Current tax expense (benefit):
   Federal ..........................   $   1,294     $      -
   State ............................           -            -
                                        ---------    ---------
                                            1,294            -
Deferred tax expense (benefit) ......     (54,800)    (588,883)
                                        ---------    ---------
   Total income tax expense (benefit)   $ (53,506)   $(588,883)
                                        =========    =========


Total income tax expense (benefit) applicable to earnings (loss), from continuing operations, before income taxes is reconciled with the "normally expected" federal income tax expense (benefit) as follows for the years ended December 31, 2001 and
                                                     2001          2000
                                                   ---------    ----------
"Normally expected" income tax expense (benefit)   $(508,006)   $(526,400)
Increase (decrease) in taxes resulting from:
State income taxes, net of Federal income
  Tax benefit ..................................     (53,300)     (59,658)
Nondeductible meals and other ..................     (11,700)      (2,825)
Change in valuation allowance ..................     519,500            -
                                                   ---------    ---------

                                                   $ (53,506)   $(588,883)
                                                   =========    =========

The deferred income tax liabilities (assets) at December 31, 2001 are comprised of the following:

                                                     CURRENT     NONCURRENT
                                                    ---------    ----------
Unrealized loss on trading securities ...........   $  (1,500)      $    -
Unrealized gain on available-for-sale securities      199,600      239,600
Net operating loss ..............................    (960,000)           -
Asset basis .....................................           -        2,800
                                                    ---------    ---------
   Total deferred income tax liabilities (assets)    (761,900)     242,400
                                                    ---------    ---------
   Valuation allowance ..........................     519,500            -
                                                    ---------    ---------
Net deferred income tax liabilities (assets) ....   $(242,400)   $ 242,400(*)
                                                    =========    =========
-------------
(*) Included in other comprehensive income.

The Company has provided a valuation allowance on the deferred tax assets because of uncertainty regarding its realization period. The increase in the valuation account during the year ended December 31, 2001 was $519,500. Management utilizes tax planning strategies and projected future taxable income in assessing these assets.

The Company has net operating loss carryforwards as of December 31, 2001, approximating $2,551,000 for federal income tax purposes, which expire as follows:

                                                   AVAILABLE
              YEAR OF ORIGINATION   EXPIRING   LOSS CARRYFORWARD
              -------------------   --------   -----------------
                     2000             2020        $  864,000
                     2001             2021         1,687,000
                                                  ----------
                                                  $2,551,000
                                                  ==========

NOTE 6:     COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

The Company has entered into two noncancelable leases in Boca Raton, Florida. The leases provide for base monthly rentals of $7,114 plus the Company's proportionate share of certain expenses with 5% annual increases through June 30, 2003.

Minimum future obligations over the term of the lease are as follows:

                  YEAR ENDING DECEMBER 31,
                  -----------------------
                           2002                85,374
                           2003                44,102
                                             --------
                                             $129,476
                                             ========

Rent expense for the years ended December 31, 2001 and 2000 aggregated $83,459 and $58,539, respectively.

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

On April 3, 2000, the Company issued 11,000,000 shares for cash at a price of $.375 per share. Proceeds from this sale amounted to $4,001,250 after investment fees paid. As a part of this sale, the purchaser also received warrants to purchase 2,200,000 shares of the Company's common stock at an exercise price of $1.50 per share

During the year ended December 31, 2000, the Company issued 10,000,000 shares as compensation for services rendered by various employees. In recording the compensation, management determined the fair value of the shares, at the time of the transaction, to be $.016 per share, which includes a discount of $.016 per share because of restrictions on the sale and transfer of those shares. In recording the compensation, management determined the fair value of the shares, The excess of the valuation over the par value has been recorded as an increase in additional paid in capital.

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

A summary of the status of the Company's stock options as of December 31, 2001 and the changes during the years ended December 31, 2001 and 2000 is presented below:

                                                 WEIGHTED
                                                 AVERAGE
                                                 EXERCISE
          STOCK OPTIONS             SHARES        PRICE
          -------------             ------        -----
Outstanding at January 1, 2000 .   2,000,000      $ .10
Granted ........................           -          -
Exercised ......................           -          -
Forfeited ......................   2,000,000        .10
                                   ---------      -----
Outstanding at December 31, 2000           -      $ .00
                                   ---------      -----

Granted ........................           -          -
Exercised ......................           -          -
Forfeited/expired ..............           -          -
                                   ---------      -----
Outstanding at December 31, 2001           -      $ .00
                                   =========      =====


The Company applied Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for the incentive stock options granted to employees under its stock option plan in its statements of operations. The Company did not grant any options during the year ended December 31, 2001 or 2000.

On September 30, 1999, as part of an employment agreement, the Company granted options to purchase 2,000,000 shares of the Companies common stock at an exercise price of $.10 per share. The options were to vest on September 30, 2000 and expire on September 30, 2004. The option was forfeited when the employee left the Company in April 2000.

WARRANTS

On April 3, 2000, as part of the issuance of 11,000,000 shares of its common stock, the Company issued warrants to acquire 2,200,000 shares of its restricted common stock with an exercise price of $1.50 per share. The warrants have a term of two years from the date issued. All warrants are outstanding at December 31, 2001.


NOTE 8:     DISCONTINUED OPERATIONS

In December 1999, the Company reached an agreement to sell 80% of its wholly owned subsidiary ACS to an ACS officer for $500,000. On September 11, 2001 the Company sold its remaining 20% interest to an ACS officer in exchange for discharge of any liabilities of ACS. On December 14, 2001 the Company entered into a Stock Purchase agreement with NYCLE Acquisition Corp (the Purchaser) . The Purchaser acquired the capital stock interest of the company in the BroadcastWeb. The Company sold, transferred and assigned to the Purchaser all of its shares of the Common Stock of the BroadcastWeb representing 1,350 shares of the 1,500 shares of the Common Stock of the

BroadcastWeb. The Company assumed liability for the intercompany payable , the Purchaser shall not be responsible for any, all outstanding debt, federal, state, and local taxes, but is responsible for all vendor payables

Pursuant to Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occuring Events and Transactions" ("APB 30"), the Consolidated Financial Statements of EONE have been reclassified to reflect the sale of The BroadcastWeb and ACS. Accordingly, the revenues costs and expenses, assets and liabilities, and cash flows of The BroadcastWeb and ACS have been segregated in the Consolidated Statements of Income, Consolidated Balance Sheets and Consolidated Statements of Cash Flows. The net operating results, net assets and net cash flows of this business have been reported as "Discontinued Operations"

Following is summarized financial information for the discontinued operations:

                                                          2001         2000
                                                       ---------    ---------
Net sales - ACS ....................................   $       -    $  43,830
Net sales - BroadcastWeb                                   8,430        1,728
                                                       ---------    ---------
Net sales - Total ..................................   $   8,430    $  45,558
                                                       =========    =========

Net loss from discontinued operations - ACS ........   $       -    $ (92,341)
Net loss from discontinued operations - BroascastWeb    (204,606)    (154,977)
                                                       ---------    ---------
Net loss from discontinued operations                   (204,606)    (247,318)
                                                       ---------    ---------

Loss on sale - net of income taxes of ($107,100)
BroadcastWeb                                            (177,643)           -
Gain on sale - net of income taxes of ($73,400) ACS            -      121,434
                                                       ---------    ---------
Net gain (loss) on sale ............................    (177,643)     121,434
                                                       ---------    ---------

Net (loss) from discontinued operations ............   $(382,249)   $(125,884)
                                                       =========    =========

Net earnings (loss) per common share:
Basic ..............................................   $    0.00    $    0.00
                                                       =========    =========
Diluted ............................................   $    0.00    $    0.00
                                                       =========    =========

NOTE 9:     EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect per share amounts that would have resulted if dilutive potential common stock had been converted to common stock. The following reconciles amounts reported in the financial statements:

                                                         2001         2000
                                                     ------------  -----------
Earnings (loss) from continuing operations ........  $(1,441,574)  $ (981,947)
Earnings (loss) from discontinued operations ......     (382,249)    (125,884)
                                                     ------------  -----------

Net earnings (loss) ...............................  $ (1,823,823) $(1,107,831)
                                                     ============  ===========

Denominator for basic earnings per share -
  Weighted average shares .........................   788,446,187  775,921,596
   Effect of dilutive securities - stock options ..             -            -
                                                     ------------  -----------
Denominator for diluted earnings per share
  Weighted average shares adjusted for
   Dilutive securities ............................   788,446,187  775,921,596
                                                     ============  ===========


Basic and diluted earnings (loss) per common share:
  Earnings (loss) from continuing operations ......  $      (0.00) $     (0.00)
  Earnings (loss) from discontinued operations ....         (0.00)       (0.00)
                                                     ------------  -----------

          Net earnings (loss) .....................  $      (0.00) $     (0.00)
                                                     ============  ===========


NOTE 10:    CREDIT ARRANGEMENTS

The Company had a credit facility with a financial institution for $3,400,000 with interest at the 30-day Dealer Commercial Paper Rate plus 2.3%. At December 31, 2000 the credit facility had been repaid. The credit facility expired on January 31, 2001.

NOTE 11:    SEGMENT INFORMATION

The Company reports segments based upon the management approach, which designates the internal reporting that is used by management for making operating decisions and assessing performance. For the year ended December 31, 2001, the Company operated in the following segments, none of which have intersegment revenues:

                           VENTURES        STOGIES      A1DISCOUNT     CORPORATE     CONSOLIDATED
                          -----------    -----------    ----------    -----------    ------------
Revenue ..............    $        -     $1,200,573     $  15,515     $        -     $ 1,216,088

Operating loss .......       (49,115)      (658,122)      (10,541)      (679,802)     (1,397,580)

Other income (expense)      (145,454)            68             -         47,886         (97,500)

Loss from
  continuing
  operations .........       (65,169)      (413,453)       (6,542)      (956,410)     (1,441,574)

Assets ...............     2,161,708        773,321          (528)     2,589,022       5,523,523

For the year ended December 31, 2000, the Company operated in the following segments, none of which have intersegment revenues:

                                                                     BROADCAST WEB
                           VENTURES        STOGIES      CORPORATE    (DISCONTINUED)  CONSOLIDATED
                          -----------    -----------    ----------    -----------    ------------
Revenue                   $        -     $2,163,421     $       -     $        -     $ 2,163,421
Operating
Loss                        (383,360)      (813,963)     (528,481)             -      (1,725,804)
Other income (expense)       (32,664)           117       187,522              -         154,975
Loss from
continuing operations
                            (259,417)      (508,395)     (214,135)             -        (981,947)

Assets                    16,229,066      1,226,075     3,336,818        136,719      20,928,678

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

The A1Discount segment is an online distributor and retailer of brand name premium colognes and perfumes within the United States. A1Discount revenue includes retail sales to internet customers.

Corporate assets consist of the majority of the cash and certain notes receivable. Interest expense will be allocated to the other segments to the extent it exceeds interest income.


NOTE 12:    SUBSEQUENT EVENTS

      The Company has entered into an Employment Agreement with its President and Chief Executive Officer (CEO) and Director. During the eight-year term, the executive will receive a base salary of $150,000 with annual increases of 10% per year. The executive will also receive annual options to purchase 1,000,000 shares of common stock at market price less a 15% discount. The executive will also receive an annual unaccountable expense allowance. Certain of the compensation accelerates in the event the executive is terminated for reasons other than for cause, which includes termination following a change of control of the Company. The executive also agreed to certain restrictive covenants relevant to competitive activities following termination.

      The Company has also entered into an Employment Agreement its Director of Marketing and a member of its Board of Directors. The executive will also receive a base salary of $150,000 and annual options to purchase 1,000,000 shares of common stock of the Company, and other provisions similar to the arrangements concluded with the President and CEO.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS, EXECUTIVE OFFICERS AND SIGNIFICANT EMPLOYEES

The following table sets forth the names, ages and current positions with the Company held by the Directors, Executive Officers and Significant Employees, together with the year such positions were assumed. There is no immediate family relationship between or among any of the Directors, Executive Officers or Significant Employees, except for Ms. Dermer is the sister-in-law of Mr. Tabin. The Company is not aware of any arrangement or understanding between any Director or Executive officer and any other person pursuant to which he was elected to his current position.

                                          POSITION OR OFFICE      DATE FIRST
NAME                          AGE         WITH THE COMPANY        ELECTED
----                          ---         ----------------        -------
Gary Schultheis               36          President, Director     1998
Herbert Tabin                 34          Director                1998
Martin Scott                  33          Director                2001
Marissa Dermer                34          Controller              2000

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

HERBERT TABIN is a Director and founder of the Company and currently serves as its Director of Marketing. Mr. Tabin has been a Director of Evolve One, Inc. since February 1998. Mr. Tabin is currently the President, CEO and a Director of OnSpan Networking, Inc., a NASDAQ traded company. Mr. Tabin is also currently Vice President of Millennium Holdings Group, Inc. a private Florida based venture capital firm. Mr. Tabin has been Vice President with Millennium Holdings since 1996. In February 1999, Mr. Tabin became President of Interactive Golf Marketing a publicly traded company that became WowStores.com. In August 1999, Mr. Tabin resigned as President of WowStores.com. Previously, Mr. Tabin was a Vice President of Marketing with LBI Group, Inc., a merchant banking and venture capital group from April 1995 to December 1996. From September 1993 to March 1995 Mr. Tabin was a vice president with HBL Associates a financial relations firm in New York City. From 1989 to August 1993 Mr. Tabin was employed with the American Stock Exchange and Three Long Island, New York based Stock Brokerage firms. Mr. Tabin received a Bachelor of Science in Business Economics from the State University of New York At Oneonta in 1989. In March 2000, the State University of New York At Oneonta named their campus' largest computer lab, the Tabin Computer Lab.

MARISSA DERMER is currently controller for the Company. From September 1997 to April 2000 Ms. Dermer was an assistant controller with Mitchell Hutchins Asset Management, Inc., the mutual fund advisory group of Paine Webber Inc. From 1990 to 1997, Ms. Dermer was a manager of David Berdon and Company LLP, a leading public accounting firm headquartered in New York City. Ms. Dermer graduated in 1990 from the State University of New York at Albany with a degree in Business/Accounting. Ms. Dermer is the Treasurer, Chief Financial Officer and a Director of OnSpan Networking, Inc., a NASDAQ traded company.

MARTIN SCOTT was a certified public accountant, he owns a consulting practice that specializes in assisting small public companies in preparing financial reports. He was Chief Financial Officer of Geotec Thermal Generators, Incorporated from January 2000 Until July 2001. Mr. Scott served as Secretary and Treasurer and Principal Accounting and Financial Officer of Registry Magic, Incorporated , a NASDAQ traded company since October 1997. From June 1996 until October 1997, Millward & Co., CPAs, employed him as an Audit Supervisor. From October 1995 until June 1996, Mr. Scott served as Controller of ERD Waste Corp., a NASDAQ traded company, a waste disposal company. Prior thereto, from January 1995, he was employed as a Senior Accountant with the firm of Richard A. Eisner & Co., LLP. From January 1991 to January 1995, he was employed as a Senior Accountant with the firm of Feldman Radin & Co., P.C.

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


ITEM 10.    EXECUTIVE COMPENSATION

The following table shows the cash compensation of the Company's chief executive officer and each officer whose total cash compensation exceeded $100,000, for the three fiscal years ended December 31, 2001. The Company has no long-term compensation plans.

  NAME AND         FISCAL                               OTHER           ALL
  PRINCIPAL        YEAR                                 ANNUAL         OTHER
  POSITION         ENDED      SALARY ($)  BONUS ($)  COMPENSATION   COMPENSATION
  --------         -----      ----------  ---------  ------------   ------------
Gary Schultheis   12/31/01    $ 105,572   $      -       N/A            N/A
                  12/31/00    $  99,706   $ 36,124       N/A            N/A
                  12/31/99    $ 102,500   $103,437       N/A            N/A

Herbert Tabin     12/31/01    $ 105,052   $      -       N/A            N/A
                  12/31/00    $  99,216   $ 36,124       N/A            N/A
                  12/31/99    $ 102,500   $103,437       N/A            N/A

The amount included in bonus in 2000 was paid in restricted common stock

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

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR


                      Number of     Percent of total
                     Securities      options/SARs
                     Underlying       granted to       Exercise or
                    options/SARs     employees in      base price     Expiration
     Name         granted (number)    fiscal year      ($/share)         date
     ----         ----------------    -----------      ---------         ----
Gary Schultheis          -                -                -              N/A
Herbert Tabin            -                -                -              N/A




               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                          AND FY-END OPTION/SAR VALUES


                                                                  Value of
                                         Number of Securities    unexercised
                   Shares               underlying unexercised   in-the-money
                  Acquired                 options/SARs at       options/SARs
                     On       Value        FY-end (number)       at FY-end ($)
                  Exercise   realized       Exercisable/         Exercisable/
     Name         (number)     ($)          Unexercisable        Unexercisable
     ----         --------   --------       -------------        -------------
Gary Schultheis      -          0               None                 None
Herbert Tabin        -          0               None                 None


There were no long-term incentive plan awards during the fiscal year.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table indicates all persons who, as of March 1, 2002, the most recent practicable date, are known by the Company to own beneficially more than 5% of any class of the Company's voting securities and all Directors of the Company and all Officers who are not Directors of the Company, as a group. As of March 1, 2002, there were 788,446,187 shares of the Company's common stock outstanding.

             NAME AND ADDRESS                 AMOUNT AND NATURE
    TITLE      OF BENEFICIAL                    OF BENEFICIAL         % OF
  OF CLASS         OWNER                            OWNER             CLASS
  --------         -----                            -----             -----
   Common    Gary Schultheis                     254,533,800          32.06%
             6413 Congress Ave, Suite 240
             Boca Raton, FL  33487

   Common    Herbert Tabin                       254,623,800          32.05%
             6413 Congress Ave, Suite 240
             Boca Raton, FL  33487


   Common    All directors and executive         509,157,600          64.11%
             officers as a group (two persons)



ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.


ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K

(A)         EXHIBITS - See Exhibit Index at page 44 hereof.

(B) REPORTS ON FORM 8-K - The Company did not file any Form 8-K's during the fourth quarter.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                EVOLVE ONE, INC.



Date:  March 29, 2002                By: /S/ GARY SCHULTHEIS
                                         -------------------
                                         Gary Schultheis,
                                         President and Principal
                                         Financial and Accounting Officer


Date:  March 29, 2002                By: /S/ MARISSA DERMER
                                         ------------------
                                         Marissa Dermer,
                                         Controller

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:  March 29, 2002                By: /S/ GARY SCHULTHEIS
                                         -------------------
                                         Gary Schultheis,
                                         Director

Date:  March 29, 2002                By:  /S/ HERBERT TABIN
                                         ------------------
                                         Herbert Tabin,
                                         Director

Date:  March 29, 2002                By: /S/ MARTIN SCOTT
                                         -------------------
                                         Martin Scott,
                                         Director

EXHIBITS HAVE BEEN OMITTED FROM THIS COPY. COPIES OF EXHIBITS MAY BE OBTAINED FROM EVOLVE ONE, INC. (THE "COMPANY") UPON REQUEST AND PAYMENT OF THE COMPANY'S COSTS IN FURNISHING SUCH COPIES. COPIES MAY ALSO BE OBTAINED FROM THE SECURITIES AND EXCHANGE COMMISSION FOR A SLIGHT CHARGE. (The foregoing is not applicable to the original(s) hereof.)

                                  EXHIBIT INDEX

Securities
and Exchange
Commission                                                             Page
Exhibit No.  Type of Exhibit                                          Number
-----------
    2        Plan of acquisition, reorganization, arrangement,
               liquidations, or succession.                             N/A
  3(ii)      By-laws                                                    N/A
    4        Instruments defining the rights of holders
             including indentures.                                      N/A
    9        Voting trust agreement                                     N/A
   10        Material contracts                                         N/A
   11        Statement re: computation of per share earnings      Part I, Item 7
   16        Letter on change in certifying accountant                  N/A
   18        Letter on change in accounting principles                  N/A
   21        Subsidiaries of the registrant                       Part I, Item 1
   22        Published report regarding matters submitted to vote       N/A
   23        Consent of experts and counsel                             N/A
   24        Power of attorney                                          N/A
   27        Financial Data Schedule                                    N/A
   99        Additional Exhibits                                        N/A