Form 10QSB
period 2002-03-31
EVOLVE ONE INC
filed 2002-05-15
CIK 1088787

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

               Quarterly Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934


                    For Quarter Ended:         MARCH 31, 2002

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

The number of shares outstanding of registrant's common stock, par value $.00001 per share, as of March 31,2002 was 788,446,187.

Transitional Small Business Disclosure Format (Check one):  Yes [ ] No [X].

Evolve One, Inc. and Subsidiaries

INDEX

                                                                            Page
                                                                             No.
Part I.    Financial Information (unaudited)

Item 1.    Condensed Consolidated:
             Balance Sheet - March 31, 2002 ..................................3

             Statements of Operations-
             Three Months Ended March 31, 2002 and 2001 ......................4

             Statement of Stockholders' Equity -
             Three Months Ended March 31, 2002 ...............................5

             Statements of Cash Flows -
             Three Months Ended March 31, 2002 and 2001 ....................6-7

             Notes to Financial Statements -
             Three Months Ended March 31, 2002 and 2001 ...................8-15

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations .....................................16-19

Part II.   Other Information .............................................19-20

Evolve One, Inc. and Subsidiaries

Consolidated Balance Sheet
March 31, 2002


Assets

Current assets
  Cash and cash equivalents .....................................   $ 2,047,086
  Accounts receivable ...........................................        28,566
  Marketable equity securities ..................................       854,004
  Inventory .....................................................       255,077
  Other current assets ..........................................        28,405
  Deferred taxes ................................................       191,100
                                                                    -----------
      Total current assets ......................................     3,404,238
Property and equipment, net .....................................       402,636
Marketable equity securities ....................................     1,081,200
Other assets ....................................................        11,758
                                                                    -----------
                                                                    $ 4,899,832
                                                                    ===========
Liabilities and stockholders' equity

Current liabilities
  Accounts payable ..............................................   $    18,200
  Accrued liabilities ...........................................         7,597
                                                                    -----------
      Total current liabilities .................................        25,797
                                                                    -----------
Deferred income taxes ...........................................       191,100
                                                                    -----------
Commitments and contingencies

Stockholders' equity
  Cumulative convertible preferred stock,
    $.0001 par value; authorized 10,000,000 shares;
    outstanding -0- shares ......................................             -
  Common stock, $.00001 par value. Authorized 1,000,000,000
   shares; issued and outstanding 788,446,187 shares ............         7,884
  Paid-in capital ...............................................     6,819,781
  Accumulated deficit ...........................................    (2,703,126)
  Accumulated other comprehensive income ........................       558,396
                                                                    -----------
      Total stockholders' equity ................................     4,682,935
                                                                    -----------
                                                                    $ 4,899,832
                                                                    ===========

See accompanying notes to consolidated financial statements.

Evolve One, Inc. and Subsidiaries

Consolidated Statements of Operations
Three months ended March 31, 2002 and 2001

                                                       2002           2001
                                                       ----           ----

Sales and revenue ..............................  $     248,530   $     295,738
Cost of sales ..................................        172,119         232,402
                                                  -------------   -------------
Gross profit ...................................         76,411          63,336
Selling, general and administrative expense ....        309,431         470,308
                                                  -------------   -------------
  Loss from operations .........................       (233,020)       (406,972)
                                                  -------------   -------------

Other income (expense):
  Loss from sale of marketable securities ......        (43,525)              -
  Investment income ............................          4,248          31,425
  Unrealized gain (loss) on marketable
    equity securities ..........................         (3,304)            573
                                                  -------------   -------------
    Total other income (expense) ...............        (42,581)         31,998
                                                  -------------   -------------
Loss before income taxes .......................       (275,601)       (374,974)
Income tax expense (benefit) ...................        102,300        (139,100)
                                                  -------------   -------------
Loss from continuing operations ................       (377,901)       (235,874)
Loss from earnings of a discontinued division ..              -         (54,013)
                                                  -------------   -------------
Net loss .......................................  $    (377,901)  $    (289,887)
                                                  =============   =============

Net (loss) per share
  Basic ........................................  $       (0.00)  $       (0.00)
                                                  =============   =============
  Diluted ......................................  $       (0.00)  $       (0.00)
                                                  =============   =============
  Discontinued operations ......................  $           -   $       (0.00)
                                                  =============   =============

Weighted average shares outstanding
  Basic ........................................    788,446,187     788,446,187
                                                  =============   =============
  Diluted ......................................    788,446,187     788,446,187
                                                  =============   =============

See accompanying notes to consolidated financial statements.

Evolve One, Inc. and Subsidiaries

Consolidated Statement of Stockholders' Equity
Three months ended March 31, 2002


                                                                                      Accumulated
                                                                                         Other
                                         Common Stock       Paid-in     Accumulated   Comprehensive
                                      Shares    Par Value   Capital       Deficit        Income        Total
                                      ------    ---------   -------       -------        ------        -----
Balance, January 1, 2002 .......... 788,446,187   $7,884   $6,819,781   $(2,325,225)   $ 727,896    $ 5,230,336
                                                                                                    -----------
 Comprehensive income:
   Unrealized (loss) on available-
     for-sale securities, net ....            -        -            -             -     (169,500)      (169,500)
   Net loss ......................            -        -            -      (377,901)           -       (377,901)
                                                                                                    -----------
     Total comprehensive income ..            -        -            -             -            -       (547,401)
                                    -----------   ------   ----------   -----------    ---------    -----------
Balance, March 31, 2002 ........... 788,446,187   $7,884   $6,819,781   $(2,703,126)   $ 558,396    $ 4,682,935
                                    ===========   ======   ==========   ===========    =========    ===========

See accompanying notes to consolidated financial statements.

Evolve One, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
Three months ended March 31, 2002 and 2001

                                                                        2002            2001
                                                                        ----            ----
Cash flows from operating activities
Net (loss) .....................................................    $  (377,901)    $  (289,887)
Less: (Loss)  from discontinued operations, net ................              -         (54,013)
                                                                    -----------     -----------
(Loss)  from continuing operations .............................       (377,901)       (235,874)
Adjustments to reconcile (loss) from continued operations to net cash (used in) operating activities:
  Depreciation and amortization ................................         40,828          53,741
  Loss on marketable investment securities .....................         43,525               -
  Unrealized (gain) loss on marketable investment securities ...          3,304            (573)
  Proceeds from sale of marketable investment securities .......         56,424               -
  Deferred income taxes ........................................        102,300        (139,100)
  Net change in operating assets of a discontinued operations ..              -         (48,866)
  Decrease (increase) in assets:
    Accounts receivable ........................................          6,558          34,643
    Inventory ..................................................         13,723         104,440
    Other assets ...............................................         14,940          22,340
  Increase (decrease) in liabilities:
    Accounts payable ...........................................        (27,734)        (52,686)
    Accrued liabilities ........................................          2,795         (21,806)
                                                                    -----------     -----------
Net cash  used in operating activities .........................       (121,238)       (283,741)
                                                                    -----------     -----------

Cash flows from investing activities
  Capital expenditures .........................................           (938)        (74,827)
                                                                    -----------     -----------
Net cash used in investing activities ..........................           (938)        (74,827)
                                                                    -----------     -----------

See accompanying notes to consolidated financial statements
                                                                       Continued

Evolve One, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
Three months ended March 31, 2002 and 2001

(Continued)

                                                                       2002            2001
                                                                       ----            ----

Net cash (used in) continuing operations .......................       (122,176)       (358,568)
Net cash used in discontinued operations .......................              -         (54,013)
Net increase (decrease) in cash and cash equivalents ...........       (122,176)       (412,581)
Cash and cash equivalents, beginning of period .................      2,169,262       3,393,582
                                                                    -----------     -----------
Cash and cash equivalents, end of period .......................    $ 2,047,086     $ 2,981,001
                                                                    ===========     ===========

See accompanying notes to consolidated financial statements.

EVOLVE ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Evolve One, Inc. (the "Company" or "EONE") is a diversified holding company that develops and operates Internet and direct retail marketing companies. The EONE Group includes wholly owned subsidiaries, StogiesOnline.com, Inc. ("Stogies") (www.CigarCigar.com), A1Discount Perfume, Inc. (www.A1Discountperfume.com), and International Internet Venture I, LLC ("Ventures"). The company previously had majority interests in The BroadcastWeb.com, Inc. ("BroadcastWeb") (www.thebroadcastweb.com) sold in 2001(Note F) and Mr. Cigar, Inc. ("Cigar"). EONE, through its Venture division, owns an equity interest in several companies, some of which are classified as trading securities and some of which are classified as available-for-sale securities. EONE was incorporated in Delaware on June 21, 1994.

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations for interim reporting. The Company believes that the disclosures contained herein are adequate to make the information presented not misleading. However, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report for the year ended December 31, 2001, which is included in the Company's Form 10-KSB for the year ended December 31, 2001. The financial data for the interim periods presented may not necessarily reflect the results to be anticipated for the complete year. Certain reclassifications of the amounts presented for the comparative period have been made to conform to the current presentation.

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

In June 2001, the Emerging Issues Task Force ("EITF") issued EITF Issue No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products." EITF Issue No. 00-25 addresses whether consideration from a vendor to a reseller is (a) an adjustment of the selling prices of the vendor's products and, therefore, should be deducted from revenue when recognized in the vendor's income statement or (b) a cost incurred by the vendor for assets or services received from the reseller and, therefore, should be included as a cost or expense when recognized in the vendor's income statement. The Company adopted EITF Issue No. 00-25 effective January 1, 2002. The adoption of EITF Issue No. 00-25 did not have a material impact on the Company's financial statements.

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" , which provides the accounting requirements for retirement obligations associated with tangible long-lived assets. This Statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it occurred. This Statement is effective for our 2003 fiscal year, and early adoption is permitted. The adoption of SFAS 143 is not expected to have a material impact on our consolidated results of operations, financial position or cash flows.

In October 2001, the FASB issued SFAS No. 144, " Accounting for the Impairment or Disposal of Long Lived Assets", which excludes from the definition of long-lived assets goodwill and other intangibles that are not amortized in accordance with SFAS 142. SFAS 144 requires that long-lived assets to be disposed of by sale be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS 144 also expands the reporting of discontinued operations to include components of an entity that have been or will be disposed of rather than limiting such discontinuance to a segment of a business. This Statement is effective for our 2003 fiscal year, and early adoption is permitted. We are currently evaluating the impact of SFAS 144 to determine the effect, if any, it may have on our consolidated results of operations, financial position or cash flows.

B. MARKETABLE INVESTMENT SECURITIES

SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities," requires that all applicable investments be classified as trading securities, available-for-sale securities or held-to-maturity securities. The Company has classified certain of its investments as trading securities, which are reported at fair value, which is defined to be the last closing price for the listed securities. The unrealized gains and losses, which the Company recognizes from its trading securities, are included in earnings. The Company also has investments classified as available-for-sale, which are also required to be reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity (net of the effect of income taxes). Fair value is also defined to be the last closing price for the listed security. Due to the size of certain of the Company's investments and their limited trading volume, there can be no assurance that the Company will realize the value which is required to be used by SFAS No. 115.

The amortized cost of investment securities as shown in the accompanying balance sheet and their estimated market value at March 31, 2002 are as follows:

                                                                        2002
                                                                        ----
Trading securities:
       Cost ....................................................    $    10,572
       Unrealized (loss) .......................................         (7,268)
                                                                    -----------
                                                                          3,304
                                                                    -----------
Available-for-sale securities:
       Cost ....................................................      1,036,604
       Unrealized gain .........................................        895,296
                                                                    -----------
                                                                      1,931,900
                                                                    -----------
                                                                      1,935,204

Marketable investment securities classified as current .........        854,004
                                                                    -----------
Marketable investment securities classified as non-current .....    $ 1,081,200
                                                                    ===========

Gains (losses) from trading securities that were included in earnings for the three months ended March 31, 2002 and 2001 were as follows:

                                                      2002                2001
                                                      ----                ----

Realized (loss) .........................           $(43,525)           $      -
                                                    ========            ========
Unrealized ..............................           $ (3,304)           $    573
                                                    ========            ========

The change in unrealized losses from available-for-sale securities included as a component of equity for the three months ended March 31, 2002 were as follows:

                                                                        2002
                                                                        ----

Unrealized (loss) .............................................       $(271,800)
Deferred income tax benefit ...................................         102,300
                                                                      ---------
Accumulated other comprehensive income (loss) .................       $(169,500)
                                                                      =========

The Company's investment in available-for-sale securities includes 10,200,000 shares (10,000,000 of which are not registered) of SGD Holdings, Ltd., formerly known as Goldonline International, Inc. ("SGD"), a holding company primarily engaged in acquiring and developing jewelry related businesses, with a cost of $158,854 and a closing value on March 31, 2002 of $1,734,000 ($.17 per share). The Company's investment represents approximately 10.4% of the outstanding stock of SGD and accordingly the Company is subject to certain restrictions on the number of shares it can sell. The Company classifies 6,360,000 shares of SGD as non-current and 3,840,000 shares of SGD as current, which is approximately the maximum number of shares it could sell within the next twelve months.

C. OTHER COMPREHENSIVE INCOME

The following represents a reconciliation of other comprehensive income for the three months ended March 31, 2002:

Accumulated other comprehensive income at 12/31/01:................... $727,896
Unrealized loss from marketable securities ............. $(317,550)
Less reclassification adjustment for loss realized
    in net income ......................................    45,750
                                                          --------
Net unrealized loss from marketable securities ....................... (271,800)
Deferred income tax benefit ..........................................  102,300
                                                                       --------
Net accumulated other comprehensive income ........................... $558,396
                                                                       ========

D. INCOME TAXES

The components of income tax expense for continuing operations are as follows for the three months ended March 31, 2002 and 2001:


                                                         2002           2001
                                                         ----           ----
Current tax expense (benefit):
   Federal ....................................       $       -       $       -
   State ......................................               -               -
                                                      ---------       ---------
                                                              -               -
Deferred tax expense (benefit) ................         102,300        (139,100)
                                                      ---------       ---------

   Total income tax expense (benefit) .........       $ 102,300       $(139,100)
                                                      =========       =========

Total income tax expense (benefit) applicable to earnings (loss) from continuing operations before income taxes is reconciled with the "normally expected" federal income tax expense (benefit) as follows for the three months ended March 31, 2002 and 2001:

                                                            2002         2001
                                                            ----         ----
"Normally expected" income tax expense (benefit) .....   $ (88,900)   $(124,700)
Increase (decrease) in taxes resulting from:
State income taxes, net of Federal income
  Tax benefit ........................................     (14,800)     (16,700)
Nondeductible meals and other ........................         500        2,300
Change in valuation allowance ........................     205,500            -
                                                         ---------    ---------

                                                         $ 102,300    $(139,100)
                                                         =========    =========

The deferred income tax liabilities (assets) at March 31, 2002 are comprised of the following:

                                                          CURRENT     NONCURRENT

Unrealized loss on trading securities ...............   $    (2,700)     $    -
Unrealized gain on available-for-sale securities ....       148,400     188,500
Net operating loss ..................................    (1,061,800)          -
Asset basis .........................................             -       2,600
                                                        -----------    --------
   Total deferred income tax liabilities (assets) ...      (916,100)    191,100
   Valuation allowance ..............................       725,000           -
                                                        -----------    --------
Net deferred income tax liabilities (assets) ........   $  (191,100)   $191,100*
                                                        ===========    ========

    *   Included in Other Comprehensive Income


The Company has provided a valuation allowance on the deferred tax assets because of uncertainty regarding its realization. The increase in the valuation account during the three months March 31, 2002 was $205,500. Management utilizes tax planning strategies and projected future taxable income in assessing these assets.

E. STOCK WARRANTS

On April 3, 2000, as part of the issuance of 11,000,000 shares of its common stock, the Company issued warrants to acquire 2,200,000 shares of its restricted common stock with an exercise price of $1.50 per share. The warrants have a term of two years from the date issued. All warrants are outstanding at March 31, 2002.


F. DISCONTINUED OPERATIONS

On December 14, 2001 the Company entered into a Stock Purchase agreement with NYCLE Acquisition Corp (the Purchaser) to sell the Company's interest in the BroadcastWeb (an aggregator and broadcaster of streaming media programming on the Web). The Company sold, transferred and assigned to the Purchaser all of its shares of the Common Stock of the BroadcastWeb representing 1,350 shares of the 1,500 shares of the Common Stock of the BroadcastWeb. The Company assumed liability for the intercompany payable, the Purchaser shall not be responsible for any, all outstanding debt, federal, state, and local taxes, but is responsible for all vendor payables.

Pursuant to Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occuring Events and Transactions" ("APB 30"), the Consolidated Financial Statements of EONE have been reclassified to reflect the sale of The BroadcastWeb. Accordingly, the revenues costs and expenses, assets and liabilities, and cash flows of The BroadcastWeb have been segregated in the Consolidated Statements of Income, Consolidated Balance Sheets and Consolidated Statements of Cash

Flows. The net operating results, net assets and net cash flows of this business have been reported as "Discontinued Operations."

Following is summarized financial information for the discontinued operations during the three months ended March 31, 2001, including expenses associated with the divestiture:
                                                2001
                                                ----

Net sales - BroadcastWeb ...............      $  5,289

Loss from operations before income taxes      $(86,113)
Income tax benefit .....................        32,100
                                              --------

Net loss from discontinued operations ..      $(54,013)
                                              ========
Net earnings (loss) per common share:
Basic ..................................      $   0.00
                                              ========
Diluted ................................      $   0.00
                                              ========

G. SEGMENT INFORMATION

The Company reports segments based upon the management approach, which designates the internal reporting that is used by management for making operating decisions and assessing performance.

For the three months ended March 31, 2002, the Company operated in the following segments, none of which have intersegment revenues:

                                                        A1Discount
                 Ventures      Stogies      Corporate     Perfume   Consolidated
                ----------    ----------    ----------  ----------  ------------
Revenue .....   $        -    $  244,430    $        -    $ 4,100    $  248,530

Operating
Loss ........      (15,051)      (73,138)     (141,986)    (2,845)     (233,020)

Other income       (46,548)            -         3,967          -       (42,581)

(expense)
Loss from
continuing
operations ..      (61,599)      (73,138)     (138,019)    (2,845)     (275,601)

Assets ......    2,114,552     1,439,683     1,320,302     25,295     4,899,832

For the three months ended March 31, 2001, the Company operated in the following segments, none of which have intersegment revenues:

                                                    Broadcast Web
               Ventures     Stogies     Corporate   (Discontinued)  Consolidated
              ----------   ----------   ----------  --------------  ------------
Revenue ..... $        -   $  295,738   $        -     $      -     $   295,738

Operating
Loss ........    (15,000)    (189,040)    (202,932)           -        (406,972)

Other income       5,010            -       26,988            -          31,998

(expense)
Loss
from
continuing
operations ..     (6,390)    (118,840)    (110,644)           -        (235,874)

Assets ......  9,839,875    1,362,558    2,645,982      148,266      13,996,681

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

The A1Discount segment is an online distributor and retailer of brand name premium colognes, perfumes and exercise and yoga equipment within the United States. A1Discount revenue includes retail sales to internet customers.

Corporate assets consist of the majority of the cash and certain notes receivable. Interest expense will be allocated to the other segments to the extent it exceeds interest income.

H. SUBSEQUENT EVENT

The Company has been authorized and empowered to acquire in the open market up to one million dollars of common stock of the Corporation upon such terms and conditions as management shall determine consistent with applicable rules and regulations of the Securities and Exchange Commission.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES

We have identified the policies outlined below as critical to our business operations and an understanding of our results of operations. The listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management's judgment in their application. The impact and any associated risks related to these policies on our business operations is discussed throughout Management's Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see the Notes to Consolidated Financial Statements. Our preparation of the financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is recorded at cost and is depreciated on a straight-line basis over the estimated useful lives of such assets. Changes in circumstances such as technological advances, changes to the Company's business model or changes in the Company's capital strategy could result in the actual useful lives differing from the Company's estimates. In those cases where the Company determines that the useful life of property, plant and equipment should be shortened, the Company would depreciate the net book value in excess of the estimated salvage value over its revised remaining useful life.

DEFERRED TAX ASSETS

The Company records a valuation allowance to reduce the carrying value of its deferred tax assets to an amount that is more likely than not to be realized. While the Company has considered future taxable income and prudent and feasible tax planning strategies in assessing the need for the valuation allowance, should the Company determine that it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the carrying value of the deferred tax assets would be charged to income in the period in which such determination was made.

INVESTMENTS

Investments are classified as either available-for-sale or trading securities and are held for resale in anticipation of short-term market movements or until such securities are registered or are otherwise unrestricted. At March 31, 2002, investments consisted entirely of common stock held for resale. Trading account assets, consisting of marketable equity securities, are stated at fair value.

Unrealized gains or losses on trading securities are recognized in the statement of operations on a monthly basis based on changes in the fair value of the security as quoted on national or inter-dealer stock exchanges. Net unrealized losses related to investments held for trading as of March 31, 2002, aggregated ($3,304). Available-for-sale assets, which are also required to be reported at fair value, with unrealized gains and losses excluded from earnings are reported as a separate component of stockholders' equity (net of the effect of income taxes).

From time to time, the Company may publish forward-looking statements relative to such matters as anticipated financial performance, business prospects, technological developments and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. All statements other than statements of historical fact included in this section or elsewhere in this report are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act of 1934. Important factors that could cause actual results to differ materially from those discussed in such forward-looking statements include: 1. General economic factors including, but not limited to, changes in interest rates and trends in disposable income; 2. Information and technological advances; 3. Cost of products sold; 4. Competition; and 5. Success of marketing, advertising and promotional campaigns.

The Company's continuing operations consist of two Internet based businesses. Stogies is an online distributor and retailer of brand name premium cigars within the United States. A1Discount Perfume is an online retailer of premium perfumes and colognes.

Stogies became operational in November 1998 and it accounts for substantially all of the sales revenue. The following discussion and analysis has been restated to reflect the discontinued operation of The BroadcastWeb Inc.

LIQUIDITY AND CAPITAL RESOURCES

The Company decreased its working capital from $3,746,452 at December 31, 2001 to $3,378,441 at March 31, 2002. The working capital decrease in the amount of $368,011 consists primarily of decreases in cash in the amount of $122,176, and marketable securities in the amount of $184,304 less a decrease in current and deferred income taxes payable in the amount of $51,300.

During the three months ended March 31, 2002 stockholders' equity decreased $547,401, which includes decreases in other comprehensive income in the amount of $169,500, and the net loss for the year of $377,901. (See Other Comprehensive Income below)

RESULTS OF OPERATIONS

SALES AND COST OF SALES
During the three months ended March 31, 2002, sales decreased 16% from $295,738 for 2001 to $248,530 for the current period. The decline in sales is attributed to a number of factors, including the slowing economy which has resulted in a reduction in consumer spending and the Company's efforts to concentrate more on internet and retail sales and less on wholesale sales. Internet and retail sales for the period have increased 28% due to an effort to expand its potential customer market. The Company added Wine Accessories, (including Wine Books, Wine Corkscrews, Wine Decanters and Wine Racks) and Cigar Accessories (including Cigar Ashtrays, Cigar Books, Cigar Cutters, Cigar Humidors and Cigar Lighters) to its list of products carried on its StogiesOnline.com, Inc. CigarCigar.com (http://www.CigarCigar.com), website. Since employing the Microsoft / Great Plains eEnterprise system the Company's StogiesOnline.com, Inc. Stogies improved its gross profit percentage of approximately 21.4% during the three months ended March 31, 2001 to 31.1% during the three months ended March 31, 2002, resulting in a consolidated increase of 21% ($13,075) in gross profit for the three months ending March 31, 2002 compared to March 31, 2001.

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

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses decreased $160,877 to $309,431 in the three month period ended March 31, 2002 as compared to the same period of the prior year. This decrease in selling, general and administrative expense consists primarily of decreases in: salaries and wages - ($65,548); advertising
- ($21,917); consulting - ($21,406); legal and professional - ($28,291); and printing -($8,205) and increases in - insurance - $3,268. The decrease in salaries and wages includes a decrease due to the resignation of a Corporate officer, the reduction of staff in the Stogies division including one wholesale representative, one computer personnel and four administrative staff. Advertising decreased due to more efficient placement and use of internal advertising. Consulting decreased due to bringing the public relations position in house. The increase in insurance cost is due in part to the Directors and Officers liability insurance premium increasing, as well as an additional property insurance policy starting in February 2001.

MARKETABLE INVESTMENT SECURITIES

The Company sold marketable equity securities and recognized realized losses of ($43,525).The Company did not sell any trading securities during the three months ended March 31, 2001.

The Company recorded unrealized losses in the amount of ($3,304) during the three month period ended March 31, 2002 and unrealized gains in the amount of $573 during the same period of the prior year. Available-for-sale securities are described in Other Comprehensive Income (below).

OTHER INCOME

The Company had income of $4,248 and $31,425 from interest and dividends in the three month periods ended March 31, 2002 and 2001, respectively. The decrease is due primarily to lower interest rates and lower balances in interest bearing money market accounts in 2002.

INCOME TAXES

The Company's 2001 income tax benefit of $139,100 resulted primarily from the net operating loss incurred. In 2002, the deferred tax expense consists primarily of a change in the deferred tax valuation allowance. The Company's non-current deferred income tax liability in the amount of $191,100 is principally for the net unrealized gains on available-for-sale securities.

DISCONTINUED OPERATIONS

On December 14, 2001, the Company entered into a Stock Purchase agreement with NYCLE Acquisition Corp to sell its 90% investment in The BroadcastWeb Inc. The 2001 discontinued operations have been restated to segregate the net loss of The BroadcastWeb of ($54,013) for the three months ended March 31, 2001.

OTHER COMPREHENSIVE  INCOME

During the three months ended March 31, 2002, the Company recorded a decrease in its net unrealized gain from available-for-sale securities in the amount of $169,500. The decrease consisted of a decline in market value of $317,550 less a reclassification adjustment of $45,750 and a decrease in related deferred tax liability $102,300. Available-for-sale securities consists primarily of SGD Limited Holdings (SGD) a holding company principally engaged in acquiring and developing jewelry related businesses. Our investment represents approximately 10.4% of the outstanding stock of SGD and accordingly, the Company is subject to certain restrictions on the shares it can sell. Of the 10,200,000 shares held by the Company 3,840,000 shares valued at $652,800 have been classified as current. The securities of SGD significantly decreased in value over the past year as a reflection of the overall market conditions. Due to the size of the Company's investment and the limited trading volume of SGD as well as other available-for-sale securities, there can be no assurance that the Company will realize the value assigned, under Statement of Accounting Standards #115 (Accounting for Certain Investments in Debt and Equity Securities), to these securities.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits - See Exhibit Index at page 37 hereof.

     (b) Reports On Form 8-K - None during the current quarter.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         EVOLVE ONE, INC.



Date:  May 15, 2002                      By:  /s/ Gary Schultheis
                                              -------------------
                                              Gary Schultheis,
                                              President and Principal
                                              Financial and Accounting Officer


Date:  May 15, 2002                      By:  /s/ Marissa Dermer
                                              ------------------
                                              Marissa Dermer,
                                              Controller