Form 10QSB
period 2002-06-30
EVOLVE ONE INC
filed 2002-08-14
CIK 1088787

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


                        For Quarter Ended: June 30, 2002

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

The number of shares outstanding of registrant's common stock, par value $.00001 per share, as of June 30, 2002 was 778,988,189.

Transitional Small Business Disclosure Format (Check one):  Yes [ ] No [X].

Evolve One, Inc. and Subsidiaries

                                      INDEX

                                                                            Page
                                                                             No.
Part I.     Financial Information (unaudited)

    Item 1. Condensed Consolidated:
              Balance Sheet - June 30, 2002 ...................................3

              Statements of Operations-
              Three and Six  Months Ended June 30, 2002 and 2001 ..............4

              Statement of Stockholders' Equity -
              Six Months Ended June 30, 2002 ..................................5

              Statements of Cash Flows -
              Six Months Ended June 30, 2002 and 2001 .......................6-7

              Notes to Financial Statements -
              Six Months Ended June 30, 2002 and 2001 ......................8-15

    Item 2. Managements Discussion and Analysis of Financial Condition
            and Results of Operations .....................................15-19

Part II.    Other Information ................................................19

Evolve One, Inc. and Subsidiaries

Condensed Consolidated Balance Sheet
June 30, 2002
(Unaudited)


Assets

Current assets
  Cash and cash equivalents ...................................     $ 1,884,689
  Accounts receivable .........................................          16,993
  Marketable equity securities ................................         406,527
  Inventory ...................................................         246,513
  Notes receivable ............................................          14,945
  Prepaid expenses ............................................         118,748
                                                                    -----------
Total current assets ..........................................       2,688,415
Property and equipment, net ...................................         365,980
Marketable equity securities ..................................         500,700
Other assets ..................................................          21,897
                                                                    -----------
                                                                    $ 3,576,992
                                                                    ===========

Liabilities and Stockholders' Equity

Current liabilities
  Accounts payable ............................................     $    22,376
  Accrued salaries payable ....................................          50,000
  Note Payable ................................................          83,856
  Accrued expenses ............................................          12,873
                                                                    -----------
Total current liabilities .....................................         169,105

Commitments and contingencies

Stockholders' equity
  Cumulative convertible preferred stock,
    $.0001 par value; authorized 10,000,000 shares;
    outstanding -0- shares ....................................               -
  Common stock, $.00001 par value
    Authorized 1,000,000,000 shares; issued and
    outstanding 778,988,189 shares ............................           7,789
  Paid-in capital .............................................       6,742,172
  Accumulated deficit .........................................      (3,290,493)
  Accumulated other comprehensive income ......................         (51,581)
                                                                    -----------
Total stockholders' equity ....................................       3,407,887
                                                                    -----------
                                                                    $ 3,576,992
                                                                    ===========

See accompanying notes to condensed consolidated financial statements.

Evolve One, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations
Three and Six Months ended June 30, 2002 and 2001
(Unaudited)

                                                               Three Months Ended               Six Months Ended
                                                                    June 30,                        June 30,
                                                              2002            2001            2002           2001

Sales and revenues ....................................  $     274,913   $     320,054   $     523,442   $     615,792
Cost of sales .........................................        181,406         252,645         353,524         485,047
                                                         -------------   -------------   -------------   -------------
Gross profit ..........................................         93,507          67,409         169,918         130,745
Selling, general and administrative expense ...........        385,020         371,179         695,713         841,484
                                                         -------------   -------------   -------------   -------------
  Loss from operations ................................       (291,513)       (303,770)       (525,795)       (710,739)
                                                         -------------   -------------   -------------   -------------

Other income (expense):
  Interest expense ....................................         (2,201)         (5,891)         (2,201)         (5,891)
  Gain from sale of marketable equity securities ......         71,377           2,300          27,852           2,300
  Investment income ...................................          4,232          23,304           8,480          54,728
  Unrealized (loss) on marketable securities ..........              -          (2,387)         (3,304)         (1,815)
                                                         -------------   -------------   -------------   -------------
    Total other income (expense) ......................         73,408          17,326          30,827          49,322
                                                         -------------   -------------   -------------   -------------
Loss before income taxes ..............................       (218,105)       (286,444)       (494,968)       (661,417)
Income tax expense (benefit) ..........................        368,000        (106,500)        470,300        (245,600)
                                                         -------------   -------------   -------------   -------------
Loss from continuing operations .......................       (586,105)       (179,944)       (965,268)       (415,817)
Loss from earnings of a discontinued division .........              -         (52,931)              -        (106,945)
                                                         -------------   -------------   -------------   -------------
Net loss ..............................................  $    (586,105)  $    (232,875)  $    (965,268)  $    (522,762)
                                                         =============   =============   =============   =============

Net loss  per share
  Basic ...............................................  $       (0.00)  $       (0.00)  $       (0.00)  $       (0.00)
                                                         =============   =============   =============   =============
  Diluted .............................................  $       (0.00)  $       (0.00)  $       (0.00)  $       (0.00)
                                                         =============   =============   =============   =============
  Discontinued operations .............................  $           -   $       (0.00)  $           -   $       (0.00)
                                                         =============   =============   =============   =============

Weighted average shares outstanding
  Basic ...............................................    779,678,009     788,446,187     788,393,933     788,446,187
                                                         =============   =============   =============   =============
 Diluted ..............................................    779,678,009     788,446,187     788,393,933     788,446,187
                                                         =============   =============   =============   =============

See accompanying notes to condensed consolidated financial statements.

Evolve One, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders' Equity
Six Months Ended June 30, 2002
(Unaudited)

                                                                                                Accumulated
                                                                                                   Other
                                                    Common Stock        Paid-in   Accumulated  Comprehensive
                                                Shares     Par Value    Capital     Deficit       Income       Total
                                              ----------   ---------  ----------  -----------   ----------  -----------
Balance, January 1, 2002 .................    88,446,187   $  7,884   $6,819,781  $(2,325,225)  $ 727,896   $ 5,230,336
Repurchase and Retirement of Common Stock     (9,457,998)  $    (95)  $  (77,609)           -           -       (77,704)
  Comprehensive income:
    Unrealized (loss) on available-
      for-sale securities, net ...........             -          -            -            -   $(779,477)     (779,477)
    Net loss .............................             -          -            -     (965,268)          -      (965,268)
                                                                                                            -----------
     Total comprehensive loss ............             -          -            -            -           -    (1,744,745)

                                             -----------   --------   ----------  -----------   ---------   -----------
Balance, June 30, 2002 ...................   778,988,189   $  7,789   $6,742,172  $(3,290,493)  $ (51,581)  $ 3,407,887
                                             ===========   ========   ==========  ===========   =========   ===========

See accompanying notes to condensed consolidated financial statements.

Evolve One, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows
Six months ended June 30, 2002 and 2001
(Unaudited)

                                                                       2002          2001
Cash flows from operating activities
Net earnings (loss) ............................................  $  (965,268)  $  (522,762)
Less: (Loss)  from discontinued operations, net ................            -      (106,945)
                                                                  -----------   -----------
(Loss)  from continuing operations .............................     (965,268)     (415,817)
Adjustments to reconcile (loss) from continued operations to net cash (used in) operating activities:
  Depreciation and amortization ................................       82,408       110,627
  Gain on marketable investment securities .....................      (27,852)       (2,300)
  Unrealized (gain) loss on marketable investment securities ...        3,304         1,815
  Proceeds from sale of marketable investment securities .......            -         5,642
  Deferred income taxes ........................................      470,300      (245,600)
  Net change in operating assets of a discontinued operation ...            -       (81,390)
  Decrease (increase) in assets:
    Accounts receivable ........................................       18,131        28,317
    Inventory ..................................................       22,287       201,680
    Other assets ...............................................       56,794        36,731
  Increase (decrease) in liabilities:
    Accounts payable ...........................................      (23,558)      (70,573)
    Accrued expenses ...........................................       58,071       (34,947)
                                                                  -----------   -----------
Net cash (used in) operating activities ........................     (305,383)     (465,815)
                                                                  -----------   -----------

Cash flows from investing activities
  Capital expenditures .........................................       (5,180)     (107,219)
  Proceeds from sale of marketable investment securities .......      177,801             -
                                                                  -----------   -----------
Net cash (used in) investing activities ........................      172,621      (107,219)
                                                                  -----------   -----------

Cash flows from financing activities
  Repurchase of treasury stock .................................      (77,704)            -
  Loan repayment ...............................................      (74,107)      (29,693)
                                                                  -----------   -----------
Net cash (used in) financing activities ........................     (151,811)      (29,693)
                                                                  -----------   -----------
Net cash (used in) continuing operations .......................     (284,573)     (602,727)
Net cash used in discontinued operations .......................            -      (106,945)
Net (decrease) in cash and cash equivalents ....................     (284,573)     (709,672)
Cash and cash equivalents, beginning of period .................    2,169,262     3,393,582
                                                                  -----------   -----------
Cash and cash equivalents, end of period .......................  $ 1,884,689   $ 2,683,910
                                                                  ===========   ===========

See accompanying notes to condensed consolidated financial statements.
                                                                       Continued

Evolve One, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows
Six months ended June 30, 2002 and 2001
(Unaudited)
(Continued)

                                                                       2002          2001

Supplemental Cash Flow Information

Cash paid for:
  Interest .....................................................  $     2,201   $     5,891
  Income taxes .................................................  $         -   $         -

Supplemental Schedule of Noncash Investing and Financing Activities

Insurance Financing ............................................  $   157,963   $    91,054


See accompanying notes to condensed consolidated financial statements.

Evolve One, Inc.
Notes to Consolidated Financial Statements

A. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Evolve One, Inc. (the "Company" or "EONE") is a diversified holding Company that develops and operates Internet and direct retail marketing companies. The EONE Group includes wholly-owned subsidiaries, StogiesOnline.com, Inc. ("Stogies") (www.CigarCigar.com), A1Discount Perfume, Inc. (www.A1DiscountProducts.com), and International Internet Venture I, LLC ("Ventures"). The Company previously had majority interests in The BroadcastWeb.com, Inc. ("BroadcastWeb") (www.thebroadcastweb.com) sold in 2001(Note F) and Mr. Cigar, Inc. ("Cigar"). EONE, through its Venture division, owns an equity interest in several companies, some of which are classified as trading securities and some of which are classified as available-for-sale securities. EONE was incorporated in Delaware on June 21, 1994.

Stogies became an online distributor and retailer of brand name premium cigars within the United States on November 18, 1998. Stogies' products consist of premium cigars, factory brand name seconds and mass market cigars, which are distributed online to retail and wholesale customers.

On September 28, 2001, the Company created a new Subsidiary named A1DiscountPerfume Inc. and in October 2001, launched a new e-commerce site specializing in men's and women's fragrances. The site named A1DiscountProducts.com is located at http://www.A1DiscountProducts.com. The site is a competitor of other discount as well as full price online retailers of Perfume and Cologne, and has recently expanded into yoga products, office accessories, and cigar accessories. The site employs the Microsoft / Great Plains eEnterprise system the Company purchased last year and permits customers to benefit by having direct access to up-to-the-minute information about inventory, pricing, "hot deals" as well as order information. The eEnterprise system allows A1DiscountProducts.com to inexpensively reach customers anywhere, around the clock.

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

The amortized cost of investment securities as shown in the accompanying balance sheet and their estimated market value at June 30, 2002 are as follows:

                                                                         2002
                                                                         ----
Trading securities:
       Cost ......................................................    $  10,572
       Unrealized (loss) .........................................       (7,268)
                                                                      ---------
                                                                          3,304
                                                                      ---------
Available-for-sale securities:
       Cost ......................................................      986,604
       Unrealized (loss) .........................................      (82,681)
                                                                      ---------
                                                                        903,923
                                                                      ---------
                                                                        907,227
Marketable investment securities classified as current ...........      406,527
                                                                      ---------
Marketable investment securities classified as non-current .......    $ 500,700
                                                                      =========


Gains (losses) from trading securities that were included in earnings for the six months ended June 30, 2002 and 2001 were as follows:


                                                     2002              2001
                                                     ----              ----

Realized gain .........................            $ 27,852          $ 2,300
                                                   ========          =======
Unrealized ............................            $ (3,304)         $(1,815)
                                                   ========          =======

The change in unrealized losses from available-for-sale securities included as a component of equity for the six months ended June 30, 2002 were as follows:

                                                                        2002
                                                                        ----

Unrealized (loss) ............................................      $(1,249,777)
Deferred income tax benefit ..................................          470,300
                                                                    -----------
Change in accumulated other comprehensive (loss) .............      $  (779,477)
                                                                    ===========

The Company's investment in available-for-sale securities includes 10,200,000 shares (10,000,000 of which are not registered) of SGD Holdings, Ltd., formerly known as Goldonline International, Inc. ("SGD"), a holding Company primarily engaged in acquiring and developing jewelry related businesses, with a cost of $158,854 and a closing value on June 30, 2002 of $816,000 ($.08 per share). The Company's investment represents approximately 10.4% of the outstanding stock of SGD and accordingly the Company is subject to certain restrictions on the number of shares it can sell. The Company classifies 6,259,000 shares of SGD as non-current and 3,941,000 shares of SGD as current, which is approximately the maximum number of shares it could sell within the next twelve months.

C. OTHER COMPREHENSIVE INCOME

The following represents a reconciliation of other comprehensive income for the six months ended June 30, 2002:

Accumulated other comprehensive income at 12/31/01:
                                                                    $   727,896
Unrealized loss from marketable securities            $(1,291,777)
Reclassification adjustment                                42,000
                                                      -----------
Net unrealized loss from marketable securities                       (1,249,777)
Deferred income tax benefit                                             470,300
                                                                    -----------
Net accumulated other comprehensive income                          $   (51,581)
                                                                    ===========

D. INCOME TAXES

The components of income tax expense for continuing operations are as follows for the six months ended June 30, 2002 and 2001:


                                                          2002           2001
                                                          ----           ----
Current tax expense (benefit):
   Federal .......................................      $      -      $       -
   State .........................................             -              -
                                                        --------      ---------
                                                               -              -
Deferred tax expense (benefit) ...................       470,300       (245,600)
                                                        --------      ---------
   Total income tax expense (benefit) ............      $470,300      $(245,600)
                                                        ========      =========


Total income tax expense (benefit) applicable to earnings (loss) from continuing operations before income taxes is reconciled with the "normally expected" federal income tax expense (benefit) as follows for the six months ended June 30, 2002 and 2001:

                                                            2002        2001
                                                            ----        ----
"Normally expected" income tax expense (benefit) .....   $(151,700)   $(218,900)
Increase (decrease) in taxes resulting from:
State income taxes, net of Federal income
  Tax benefit ........................................     (14,800)     (30,200)
Nondeductible meals and other ........................         500        3,500
Change in valuation allowance ........................     636,300            -
                                                         ---------    ---------

                                                         $ 470,300    $(245,600)
                                                         =========    =========

The deferred income tax liabilities (assets) at June 30, 2002 are comprised of the following:

                                                          Current     Noncurrent

Unrealized loss on trading securities ...............   $    (2,700)   $      -
Unrealized gain on available-for-sale securities ....       (13,900)    (17,200)
Net operating loss ..................................    (1,124,400)          -
Asset basis .........................................             -       2,400
                                                        -----------    --------
   Total deferred income tax liabilities (assets) ...    (1,141,000)    (14,800)

   Valuation allowance ..............................     1,141,000      14,800
                                                        -----------    --------
Net deferred income tax liabilities (assets) ........   $         -    $      -*
                                                        ===========    ========

   *   Included in Other Comprehensive Income


The Company has provided a valuation allowance on the deferred tax assets because of uncertainty regarding its realization. The increase in the valuation account during the six months June 30, 2002 was $636,300. Management utilizes tax planning strategies and projected future taxable income in assessing these assets.


E. DISCONTINUED OPERATIONS

On December 14, 2001 the Company entered into a Stock Purchase agreement with NYCLE Acquisition Corp (the Purchaser) to sell the Company's interest in the BroadcastWeb (an aggregator and broadcaster of streaming media programming on the Web). The Company sold, transferred and assigned to the Purchaser all of its shares of the Common Stock of the BroadcastWeb representing 1,350 shares of the 1,500 shares of the Common Stock of the BroadcastWeb. The Company assumed liability for the intercompany payable, the Purchaser shall not be responsible for any outstanding debt, federal, state, and local taxes, but is responsible for all vendor payables.

Pursuant to Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB 30"), the Consolidated Financial Statements of EONE have been reclassified to reflect the sale of The BroadcastWeb. Accordingly, the revenues costs and expenses, assets and liabilities, and cash flows of The BroadcastWeb have been segregated in the Consolidated Statements of Income, Consolidated Balance Sheets and Consolidated Statements of Cash Flows. The net operating results, net assets and net cash flows of this business have been reported as "Discontinued Operations."

Following is summarized financial information for the discontinued operations during the six months ended June 30, 2001, including expenses associated with the divestiture:

                                                                         2001
                                                                         ----

Net sales - BroadcastWeb ....................................         $   7,127
                                                                      =========

Loss from operations before income taxes ....................         $(171,045)
Income tax benefit ..........................................            64,100
                                                                      ---------

Net loss from discontinued operations .......................         $(106,945)
                                                                      =========
Net earnings (loss) per common share:
Basic .......................................................         $    0.00
                                                                      =========
Diluted .....................................................         $    0.00
                                                                      =========

F. STOCK REPURCHASE

The Company has been authorized and empowered to acquire in the open market up to one million dollars of common stock of the Corporation upon such terms and conditions as management shall determine consistent with applicable rules and regulations of the Securities and Exchange Commission. Pursuant to a plan approved by the board of directors the Company has repurchased in the six month period ended June 30, 2002 a total of 9,457,998 shares of its common stock for $77,704. The repurchased shares are held in treasury and have been treated as constructively retired.

G. SEGMENT INFORMATION

The Company reports segments based upon the management approach, which designates the internal reporting that is used by management for making operating decisions and assessing performance.

For the six months ended June 30, 2002, the Company operated in the following segments, none of which have intersegment revenues:

                    Ventures    Stogies      Corporate  A1Discount  Consolidated
                                                         Perfume
                    --------    -------      ---------  ----------  ------------

Revenue .......     $      -   $ 511,242      $      -   $ 12,200   $   523,442

Operating
Loss ..........      (30,220)   (148,397)     (342,189)    (4,989)     (525,795)

Other income
(expense) .....       25,203           -         5,624          -        30,827

Loss
from
continuing
operations ....       (5,017)   (148,397)     (336,565)    (4,989)     (494,968)

Assets ........    1,130,455     787,534     1,629,458     29,545     3,576,992

For the six months ended June 30, 2001, the Company operated in the following segments, none of which have intersegment revenues:

                   Ventures   Stogies   Corporate  Broadcast Web  Consolidated
                                                   (Discontinued)
                   --------  ---------  ---------  -------------  ------------
Revenue ......     $      -  $ 615,792   $      -   $      -      $   615,792

Operating
Loss .........      (33,977)  (336,481)  (340,281)         -         (710,739)

Other income
(expense) ....        2,159          -     47,164          -           49,323

Loss
from
continuing
operations ...      (21,418)  (209,981)  (184,418)         -         (415,817)

Assets .......    4,368,501  1,674,520  2,636,328    301,280        8,980,629


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

INVESTMENTS

Investments are classified as either available-for-sale or trading securities and are held for resale in anticipation of short-term market movements or until such securities are registered or are otherwise unrestricted. At June 30, 2002, investments consisted entirely of common stock held for resale. Trading account assets, consisting of marketable equity securities, are stated at fair value. Unrealized gains or losses on trading securities are recognized in the statement of operations on a monthly basis based on changes in the fair value of the security as quoted on national or inter-dealer stock exchanges. Net unrealized losses related to investments held for trading as of June 30, 2002, aggregated ($3,304).
Available-for-sale assets, which are also required to be reported at fair value, with unrealized gains and losses excluded from earnings are reported as a separate component of stockholders' equity (net of the effect of income taxes).

Liquidity and Capital Resources

The Company decreased its working capital from $3,746,452 at December 31, 2001 to $2,519,310 at June 30, 2002. The working capital decrease in the amount of $1,227,142 consists primarily of decreases in cash in the amount of $284,573, and marketable securities in the amount of $631,781,and a decrease in current and deferred income taxes in the amount of $242,400.

During the six months ended June 30, 2002 stockholders' equity decreased $1,822,449, which includes decreases in other comprehensive income in the amount of $779,477, the net loss for the year of $965,268, and $77,704 for the repurchase of 9,457,998 shares of common stock. (See Other Comprehensive Income below)

Results of Operations

Sales and Cost of Sales
During the three and six months ended June 30, 2002, sales decreased from $320,054 and 615,792 for 2001 to $274,913 and 523,442 respectively for the current period. The decline in sales is attributed to a number of factors, including the slowing economy which has resulted in a reduction in consumer spending and the Company's efforts to concentrate more on internet and retail sales and less on wholesale sales. Internet and retail sales for the period have increased 16% due to an effort to expand its potential customer market. The Company added Wine Accessories, (including Wine Books, Wine Corkscrews, Wine Decanters and Wine Racks) and Cigar Accessories (including Cigar Ashtrays, Cigar Books, Cigar Cutters, Cigar Humidors and Cigar Lighters) to its list of products carried on its StogiesOnline.com, Inc. CigarCigar.com (http://www.CigarCigar.com), website. Since employing the Microsoft / Great Plains eEnterprise system the Company's StogiesOnline.com, Inc. Stogies improved its gross profit percentage of approximately 21.2% during the six months ended June 30, 2001 to 32.5% during the six months ended June 30, 2002, resulting in a consolidated increase of 30% ($39,173) in gross profit for the six months ending June 30, 2002 compared to June 30, 2001.

On September 28, 2001, the Company created a new Subsidiary named A1DiscountPerfume Inc. and in October 2001, launched a new e-commerce site specializing in men's and women's fragrances. The site named A1DiscountProducts.com is located at http://www.A1DiscountProducts.com. The site is to be a competitor of other discount as well as full price online retailers of Perfume and Cologne, as well as exercise and yoga equipment. The site employs the Microsoft / Great Plains eEnterprise system the Company purchased last year and will permit customers to benefit by having direct access to up-to-the-minute information about inventory, pricing, "hot deals" as well as order information. The eEnterprise system allows A1DiscountProducts.com to inexpensively reach customers anywhere, around the clock.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $145,771 to $695,713 in the six month period ended June 30, 2002 as compared to the same period of the prior year. This decrease in selling, general and administrative expense consists primarily of decreases in: salaries and wages - ($58,120); advertising
- ($55,010); consulting - ($20,706); legal and professional - ($7,965); and postage -($11,799) and increases in - insurance - $25,832 and bad debt - $13,565. The decrease in salaries and wages includes a decrease due to the resignation of a Corporate officer, the reduction of staff in the Stogies division including one wholesale representative, one computer personnel and four administrative staff, offset by $50,000 in accrued officer salaries as per employment contact signed January 2002. Advertising decreased due to more efficient placement and use of internal advertising. Consulting decreased due to bringing the public relations position in house. The increase in insurance cost is due in part to the Directors and Officers liability insurance premium increasing, as well as an additional property insurance policy starting in February 2001.

Marketable Investment Securities

The Company sold marketable equity securities and recognized realized gain of $27,852 during the six month period ended June 30, 2002 and $2,300 during the six month period ended June 30, 2001.

The Company recorded unrealized losses in the amount of ($3,304) during the six month period ended June 30, 2002 and unrealized losses in the amount of ($1,815) during the same period of the prior year. Available-for-sale securities are described in Other Comprehensive Income (below).

Other Income

The Company had income of $8,480 and $54,728 from interest and dividends in the six month periods ended June 30, 2002 and 2001, respectively. The decrease is due primarily to lower interest rates and lower balances in interest bearing money market accounts in 2002.

Income Taxes

The Company's 2001 income tax benefit of $245,600 resulted primarily from the net operating loss incurred. In 2002, the deferred tax expense consists primarily of a change in the deferred tax valuation allowance.

Discontinued Operations

On December 14, 2001, the Company entered into a Stock Purchase agreement with NYCLE Acquisition Corp to sell its 90% investment in The BroadcastWeb Inc. The 2001 discontinued operations have been restated to segregate the net loss of The BroadcastWeb of ($106,945) for the six months ended June 30, 2001.

Other Comprehensive  Income

During the six months ended June 30, 2002, the Company recorded a decrease in its net unrealized gain from available-for-sale securities in the amount of $779,477. The decrease consisted of a decline in market value of $1,244,527 plus a reclassification adjustment of $5,250 and a decrease in related deferred tax liability $470,300. Available-for-sale securities consists primarily of SGD Limited Holdings (SGD) a holding Company principally engaged in acquiring and developing jewelry related businesses. Our investment represents approximately 10.4% of the outstanding stock of SGD and accordingly, the Company is subject to certain restrictions on the shares it can sell. Of the 10,200,000 shares held by the Company 3,941,000 shares valued at $315,280 have been classified as current. The securities of SGD significantly decreased in value over the past year as a reflection of the overall market conditions. Due to the size of the Company's investment and the limited trading volume of SGD as well as other available-for-sale securities, there can be no assurance that the Company will realize the value assigned, under Statement of Accounting Standards #115 (Accounting for Certain Investments in Debt and Equity Securities), to these securities.

ITEM 13.       EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits.

99.1    Certification of Chief Executive Officer

99.2    Certification of Chief Financial Officer

(b)     Reports on Form 8-K - None during the current quarter.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          EVOLVE ONE, INC.



Date:  August 14, 2002                    By:  /s/ Gary Schultheis
                                               -------------------
                                               Gary Schultheis,
                                               President and Principal
                                               Financial and Accounting Officer


Date:  August 14, 2002                    By:  /s/ Marissa Dermer
                                               ------------------
                                               Marissa Dermer,
                                               Controller