Form 10QSB
period 2002-09-30
EVOLVE ONE INC
filed 2002-11-13
CIK 1088787

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934


                      For Quarter Ended: SEPTEMBER 30, 2002

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [ ].

The number of shares outstanding of registrant's common stock, par value $.00001 per share, as of November 8, 2002 was 773,980,936.

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

    Item 1. Condensed Consolidated Financial Statements:

              Balance Sheet - September 30, 2002 ..............................3


              Statements of Operations-
              Three and Nine Months Ended September 30, 2002 and 2001 .........4


              Statement of Stockholders' Equity -
              Nine Months Ended September 30, 2002 ............................5


              Statements of Cash Flows -
              Nine Months Ended September 30, 2002 and 2001 .................6-7


              Notes to Financial Statements.................................8-15


    Item 2. Managements Discussion and Analysis or Plan of Operations .....15-19


    Item 3. Controls and Procedures ..........................................20


Part II. Other Information


    Item 5. Other Information ................................................20


    Item 6. Exhibits and Reports on 8-K ......................................20


            Signatures .......................................................21


            Certifications ................................................22-25


            Exhibit Index ....................................................26

EVOLVE ONE, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheet
September 30, 2002
(Unaudited)

Assets

Current assets
  Cash and cash equivalents .....................................   $ 1,612,506
  Accounts receivable ...........................................        21,012
  Marketable equity securities ..................................       476,019
  Inventory .....................................................       338,521
  Prepaid expenses ..............................................        82,225
  Deferred taxes ................................................        34,800
                                                                    -----------
Total current assets ............................................     2,565,083
Property and equipment, net .....................................       324,597
Marketable equity securities ....................................       615,900
Other assets ....................................................        11,070
                                                                    -----------
                                                                    $ 3,516,650
                                                                    ===========
Liabilities and Stockholders' Equity

Current liabilities
  Accounts payable ..............................................   $    54,762
  Accrued salaries payable ......................................        75,000
  Note Payable ..................................................        42,234
  Accrued expenses ..............................................           416
                                                                    -----------
Total current liabilities .......................................       172,412
                                                                    -----------
Deferred income taxes ...........................................        34,800
                                                                    -----------

Commitments and contingencies

Stockholders' equity
  Cumulative convertible preferred stock, $.0001 par value;
    authorized 10,000,000 shares; outstanding -0- shares ........             -
  Common stock, $.00001 par value. Authorized 1,000,000,000
    shares; issued and outstanding 776,225,936 shares ...........         7,762
  Paid-in capital ...............................................     6,730,363
  Accumulated deficit ...........................................    (3,524,320)
  Accumulated other comprehensive income ........................        95,633
                                                                    -----------
Total stockholders' equity ......................................     3,309,438
                                                                    -----------
                                                                    $ 3,516,650
                                                                    ===========

     See accompanying notes to condensed consolidated financial statements.

EVOLVE ONE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations
Three and Nine Months ended September 30, 2002 and 2001
(Unaudited)

                                                              Three Months Ended             Nine Months Ended
                                                                 September 30,                  September 30,
                                                             2002             2001           2002            2001

Sales and revenues ....................................  $     326,643   $     284,568   $     850,086   $     900,360

Cost of sales .........................................        216,653         236,429         570,178         721,476
                                                         -------------   -------------   -------------   -------------
Gross profit ..........................................        109,990          48,139         279,908         178,884
Selling, general and administrative expense ...........        377,564         396,643       1,073,278       1,238,127
                                                         -------------   -------------   -------------   -------------
  Loss from operations ................................       (267,574)       (348,504)       (793,370)     (1,059,243)
                                                         -------------   -------------   -------------   -------------

Other income (expense):
  Interest expense ....................................         (1,625)         (1,014)         (3,825)         (6,904)
  Gain (loss) from sale of marketable equity securities        (39,910)              -         (12,058)          2,300
  Investment income ...................................          3,804          16,470          12,283          71,198
  Other expenses ......................................        (16,000)        (20,000)        (16,000)        (20,000)
  Unrealized (loss) on marketable securities ..........         (1,322)        (46,254)         (4,625)        (48,069)
                                                         -------------   -------------   -------------   -------------
    Total other income (expense) ......................        (55,053)        (50,798)        (24,225)         (1,475)
                                                         -------------   -------------   -------------   -------------
Loss before income taxes ..............................       (322,627)       (399,302)       (817,595)     (1,060,718)
Income tax expense (benefit) ..........................        (88,800)       (220,700)        381,500        (466,300)
                                                         -------------   -------------   -------------   -------------
Loss from continuing operations .......................       (233,827)       (178,602)     (1,199,095)       (594,418)
Loss from earnings of a discontinued division .........              -         (54,875)              -        (161,820)
                                                         -------------   -------------   -------------   -------------
Net loss ..............................................  $    (233,827)  $    (233,477)  $  (1,199,095)  $    (756,238)
                                                         =============   =============   =============   =============

Net loss per share
  Basic ...............................................  $       (0.00)  $       (0.00)  $       (0.00)  $       (0.00)
                                                         =============   =============   =============   =============
  Diluted .............................................  $       (0.00)  $       (0.00)  $       (0.00)  $       (0.00)
                                                         =============   =============   =============   =============
  Discontinued operations .............................  $           -   $       (0.00)  $           -   $       (0.00)
                                                         =============   =============   =============   =============

Weighted average shares outstanding
  Basic ...............................................    778,958,165     788,446,187     785,248,758     788,446,187
                                                         =============   =============   =============   =============
  Diluted .............................................    778,958,165     788,446,187     785,248,758     788,446,187
                                                         =============   =============   =============   =============

     See accompanying notes to condensed consolidated financial statements.

EVOLVE ONE, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders' Equity
Nine Months Ended September 30, 2002
(Unaudited)

                                                                                            Accumulated
                                                                                               Other
                                       Common Stock              Paid-in     Accumulated    Comprehensive
                                   Shares        Par Value       Capital       Deficit         Income         Total
                                ------------   ------------   ------------   ------------   ------------   ------------

Balance, January 1, 2002 .....   788,446,187   $      7,884   $  6,819,781   $ (2,325,225)  $    727,896   $  5,230,336

Repurchase and Retirement
  of Common Stock ............   (12,220,251)          (122)       (89,418)             -              -        (89,540)

  Comprehensive income:
   Unrealized (loss) on
   available-for-sale
   securities, net ...........             -              -              -              -       (632,263)      (632,263)

   Net loss ..................             -              -              -     (1,199,095)             -     (1,199,095)
                                                                                                           ------------
    Total comprehensive loss .             -              -              -              -              -     (1,831,358)
                                ------------   ------------   ------------   ------------   ------------   ------------
Balance, September 30, 2002 ..   776,225,936   $      7,762   $  6,730,363   $ (3,524,320)  $     95,633   $  3,309,438
                                ============   ============   ============   ============   ============   ============


     See accompanying notes to condensed consolidated financial statements.

EVOLVE ONE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
Nine months ended September 30, 2002 and 2001
(Unaudited)

                                                                      2002           2001
Cash flows from operating activities
Net earnings (loss) .............................................  $(1,199,095)  $  (756,238)
Less: (Loss) from discontinued operations, net ..................            -      (161,820)
                                                                   -----------   -----------
(Loss) from continuing operations ...............................   (1,199,095)     (594,418)
Adjustments to reconcile (loss) from continuing operations to net cash (used in) operating activities:
  Depreciation and amortization .................................      123,791       170,407
  (Gain) loss on marketable investment securities ...............       12,058        (2,300)
  Unrealized loss on marketable investment securities ...........        4,625        48,069
  Proceeds from sale of marketable investment securities ........            -         5,642
  Deferred income taxes .........................................      381,500      (466,300)
  Net change in operating assets of a discontinued operation ....            -       (95,714)
  Decrease (increase) in assets:
    Accounts receivable .........................................       14,112        42,544
    Inventory ...................................................      (69,721)      242,635
    Other assets ................................................      119,089        36,073
  Increase (decrease) in liabilities:
    Accounts payable ............................................        8,777       (75,711)
    Accrued expenses ............................................       70,614       (34,520)
                                                                   -----------   -----------
Net cash (used in) operating activities .........................     (534,250)     (723,593)
                                                                   -----------   -----------

Cash flows from investing activities
  Capital expenditures ..........................................       (5,180)     (107,385)
  Purchase of marketable investment securities ..................            -        (9,000)
  Proceeds from sale of marketable investment securities ........      187,943             -
                                                                   -----------   -----------
Net cash provided by (used in) investing activities .............      182,763      (116,385)
                                                                   -----------   -----------

Cash flows from financing activities
  Repurchase of treasury stock ..................................      (89,540)            -
  Loan repayment ................................................     (115,729)      (60,287)
                                                                   -----------   -----------
Net cash (used in) financing activities .........................     (205,269)      (60,287)
                                                                   -----------   -----------
Net cash (used in) continuing operations ........................     (556,756)     (900,265)
Net cash (used in) discontinued operations ......................            -      (161,820)
                                                                   -----------   -----------
Net (decrease) in cash and cash equivalents .....................     (556,756)   (1,062,085)
Cash and cash equivalents, beginning of period ..................    2,169,262     3,393,582
                                                                   -----------   -----------
Cash and cash equivalents, end of period ........................  $ 1,612,506   $ 2,331,497
                                                                   ===========   ===========
                                                                                  Continued

See accompanying notes to condensed consolidated financial statements.

EVOLVE ONE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
Nine months ended September 30, 2002 and 2001
(Unaudited)
(Continued)


                                                                      2002           2001

Supplemental Cash Flow Information

Cash paid for:
  Interest ......................................................  $     3,825   $     6,904

Supplemental Schedule of Noncash Investing and Financing Activities

Insurance Financing .............................................  $   157,963   $    91,054


See accompanying notes to condensed consolidated financial statements.

EVOLVE ONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Evolve One, Inc. (the "Company" or "EONE") is a diversified holding company that develops and operates Internet and direct retail marketing companies. The EONE group of companies includes wholly-owned subsidiaries, StogiesOnline.com, Inc. ("Stogies") (www.CigarCigar.com), A1Discount Perfume, Inc. ("A1 Discount Perfume") (WWW.A1DISCOUNTPRODUCTS.COM), and International Internet Venture I, LLC ("Ventures"). The Company previously had majority interests in The BroadcastWeb.com, Inc. ("BroadcastWeb") (www.thebroadcastweb.com) which it sold in 2001(Note E) and Mr. Cigar, Inc. EONE, through its Ventures division, owns an equity interest in several companies, some of which are classified as trading securities and some of which are classified as available-for-sale securities. EONE was incorporated in Delaware on June 21, 1994.

Stogies became an online distributor and retailer of brand name premium cigars within the United States on November 18, 1998. Stogies' products consist of premium cigars, factory brand name seconds and mass market cigars, which are distributed online to retail and wholesale customers.

On September 28, 2001, the Company created a new subsidiary named A1Discount Perfume, Inc. and in October 2001, launched a new e-commerce site specializing in men's and women's fragrances. The site named A1DiscountProducts.com . is a competitor of other discount as well as full price online retailers of perfume and cologne, and has recently expanded into yoga products, office accessories, and cigar accessories. The site employs the Microsoft / Great Plains eEnterprise system the Company purchased which permits customers to benefit by having direct access to up-to-the-minute information about inventory, pricing, "hot deals" as well as order information. The eEnterprise system allows A1 Discount Perfume to inexpensively reach customers anywhere, around the clock.

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

New accounting standards

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations." SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company believes that the adoption of SFAS No. 141 will not have a significant impact on its financial statements.

In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets", which is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles such as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles.

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

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations", which provides the accounting requirements for retirement obligations associated with tangible long-lived assets. This statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it occurred. This statement is effective for the Company's 2003 fiscal year, and early adoption is permitted. The adoption of SFAS 143 is not expected to have a material impact on the Company's consolidated results of operations, financial position or cash flows.

In October 2001, the FASB issued SFAS No. 144, " Accounting for the Impairment or Disposal of Long Lived Assets", which excludes from the definition of long-lived assets goodwill and other intangibles that are not amortized in accordance with SFAS 142. SFAS 144 requires that long-lived assets to be disposed of by sale be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS 144 also expands the reporting of discontinued operations to include components of an entity that have been or will be disposed of rather than limiting such discontinuance to a segment of a business. This statement is effective for the Company's 2003 fiscal year, and early adoption is permitted. The Company is currently evaluating the impact of SFAS 144 to determine the effect, if any, it may have on the Company's consolidated results of operations, financial position or cash flows.

In April 2002, the FASB issued Statement No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Correction". This statement eliminates extraordinary accounting treatment for reporting gain or loss on debt extinguishments, and amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of this statement are effective for the Company with the beginning of fiscal year 2003; however, early application of the statement is encouraged. Debt extinguishments reported as extraordinary items prior to scheduled or early adoption of this statement would be reclassified in most cases following adoption. The Company does not anticipate a significant impact on its results of operations from adopting this statement.

In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". This statement requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management's commitment to an exit plan, which is generally before an actual liability has been incurred. Adoption of this statement is required with the beginning of fiscal year 2003. This statement will impact the timing of exit or disposal activities reported by the Company after adoption.

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

The amortized cost of investment securities as shown in the accompanying balance sheet and their estimated market value at September 30, 2002 are as follows:

                                                                        2002
Trading securities:
      Cost ......................................................   $    10,572
      Unrealized (loss) .........................................        (8,590)
                                                                    -----------
                                                                          1,982
Available-for-sale securities:
      Cost ......................................................       936,604
      Unrealized gain ...........................................       153,333
                                                                    -----------
                                                                      1,089,937
                                                                    -----------
                                                                      1,091,919
Marketable investment securities classified as current ..........       476,019
                                                                    -----------
Marketable investment securities classified as non-current ......   $   615,900
                                                                    ===========

Gains (losses) from trading securities that were included in earnings for the nine months ended September 30, 2002 and 2001 were as follows:

                                                      2002           2001
                                                      ----           ----

Realized gain (loss) ..........................  $   (12,058)   $     2,300
                                                 ============   ===========
Unrealized (loss) .............................  $    (4,625)   $   (48,069)
                                                 ============   ============


The change in unrealized losses from available-for-sale securities included as a component of equity for the nine months ended September 30, 2002 were as follows:

                                                                    2002
                                                                    ----

Unrealized (loss)                                               $(1,013,763)
Deferred income tax benefit                                         381,500
                                                                -----------
Change in accumulated other comprehensive (loss)                $  (632,263)
                                                                ============

The Company's investment in available-for-sale securities includes 10,100,000 shares (10,000,000 of which are not registered) of SGD Holdings, Ltd., formerly known as Goldonline International, Inc. ("SGD"), a holding company primarily engaged in acquiring and developing jewelry related businesses, with a cost of $108,854 and a closing value on September 30, 2002 of $1,010,000 ($.10 per share). The Company's investment represents approximately 10.4% of the outstanding stock of SGD and accordingly the Company is subject to certain restrictions on the number of shares it can sell. The Company classifies 6,159,000 shares of SGD as non-current and 3,941,000 shares of SGD as current, which is approximately the maximum number of shares it could sell within the next 12 months.

C.       OTHER COMPREHENSIVE INCOME

The following represents a reconciliation of other comprehensive income for the nine months ended September 30, 2002:

Accumulated other comprehensive income at 12/31/01: ..............  $   727,896
Unrealized loss from marketable securities ........  $ (1,055,763)
Reclassification adjustment .......................        42,000
                                                     ------------
Net unrealized loss from marketable securities ...................   (1,013,763)
Deferred income tax benefit ......................................      381,500
                                                                    -----------
Net accumulated other comprehensive income .......................  $    95,633

                                                                    ===========

D.       INCOME TAXES

The components of income tax expense for continuing operations are as follows for the nine months ended September 30, 2002 and 2001:

                                                        2002         2001
                                                        ----         ----
Current tax expense (benefit):
   Federal .......................................... $       -    $       -
   State ............................................         -            -
                                                      ---------    ---------
                                                              -            -
Deferred tax expense (benefit) ......................   381,500     (466,300)
                                                      ---------    ---------

   Total income tax expense (benefit) ............... $ 381,500    $(466,300)
                                                      =========    =========

Total income tax expense (benefit) applicable to earnings (loss) from continuing operations before income taxes is reconciled with the "normally expected" federal income tax expense (benefit) as follows for the nine months ended September 30, 2002 and 2001:

                                                        2002          2001
                                                        ----          ----

"Normally expected" income tax expense (benefit) .. $(278,000) $(360,600) Increase (decrease) in taxes resulting from:
State income taxes, net of Federal income
  Tax benefit .....................................     (29,700)     (38,500)
Nondeductible meals and other .....................       2,400      (67,200)
Change in valuation allowance .....................     686,800            -
                                                      ---------    ---------

                                                      $ 381,500    $(466,300)
                                                      =========    =========

The deferred income tax liabilities (assets) at September 30, 2002 are comprised of the following:

                                                      Current       Noncurrent

Unrealized loss on trading securities ...........   $    (3,200)   $         -
Unrealized gain on available-for-sale securities         25,100         32,600
Net operating loss ..............................    (1,263,000)             -
Asset basis .....................................             -          2,200
                                                    -----------    -----------
   Total deferred income tax liabilities (assets)    (1,241,100)        34,800

   Valuation allowance ..........................     1,206,300              -
                                                    -----------    -----------
Net deferred income tax liabilities (assets) ....   $   (34,800)   $    34,800*
                                                    ===========    ===========

         * Included in Other Comprehensive Income

The Company has provided a valuation allowance on the deferred tax assets because of uncertainty regarding its realization. The increase in the valuation account during the nine months ended September 30, 2002 was $686,800. Management utilizes tax planning strategies and projected future taxable income in assessing these assets.

E.       DISCONTINUED OPERATIONS

On December 14, 2001 the Company entered into a stock purchase agreement with NYCLE Acquisition Corp ("the Purchaser") to sell the Company's interest in BroadcastWeb (an aggregator and broadcaster of streaming media programming on the Web). The Company sold, transferred and assigned to the Purchaser all of its shares of the common stock of BroadcastWeb, represent 1,350 shares of the 1,500 outstanding shares of the common stock of BroadcastWeb. Pursuant to the stock purchase agreement, the Company assumed liability for the outstanding intercompany payable, the Purchaser is not responsible for any outstanding debt, federal, state, and local taxes but is responsible for all vendor payables.

Pursuant to Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB 30"), the Consolidated Financial Statements of EONE have been reclassified to reflect the sale of BroadcastWeb. Accordingly, the revenues, costs and expenses, assets and liabilities, and cash flows of BroadcastWeb have been segregated in the Consolidated Statements of Income, Consolidated Balance Sheets and Consolidated Statements of Cash Flows. The net operating results, net assets and net cash flows of this business have been reported as "Discontinued Operations."

Following is summarized financial information for the discontinued operations during the nine months ended September 30, 2001, including expenses associated with the divestiture:
                                            2001
                                            ----

Net sales - BroadcastWeb ............... $   7,795
                                         =========

Loss from operations before income taxes $(266,815)
Income tax benefit .....................    97,200
                                         ---------

Net loss from discontinued operations .. $(161,820)
                                         =========
Net earnings (loss) per common share:
Basic .................................. $    0.00
                                         =========
Diluted ................................ $    0.00
                                         =========

F.       STOCK REPURCHASE

The Company has been authorized and empowered to acquire in the open market up to one million dollars of the common stock of the Company upon such terms and conditions as management shall determine consistent with applicable rules and regulations of the Securities and Exchange Commission. Pursuant to a plan approved by the board of directors, the Company has repurchased in the nine month period ended September 30, 2002 a total of 12,220,251 shares of its common stock for $89,540. The repurchased shares are held in treasury and have been treated as constructively retired. Effective October 7, 2002, the Company ceased the stock repurchase plan.

G.       SEGMENT INFORMATION

The Company reports segments based upon the management approach, which designates the internal reporting that is used by management for making operating decisions and assessing performance.

For the nine months ended September 30, 2002, the Company operated in the following segments, none of which have intersegment revenues:

                                                      A1Discount
                 Ventures    Stogies    Corporate      Perfume      Consolidated
                ----------  ----------  ----------  --------------  ------------
Revenue ........$        -  $  827,363  $        -     $ 22,723     $   850,086

Operating Loss .   (45,278)   (207,507)   (536,664)      (3,921)       (793,370)

Other income
(expense) ......   (15,760)          -      (8,465)           -         (24,225)

Loss from
continuing
operations .....   (59,338)   (129,506) (1,007,830)      (2,421)     (1,199,095)

Assets ......... 1,233,348   1,365,104     874,343       43,855       3,516,650


For the nine months ended September 30, 2001, the Company operated in the following segments, none of which have intersegment revenues:

                                                     Broadcast Web
                 Ventures    Stogies    Corporate   (Discontinued)  Consolidated
                ----------  ----------  ----------  --------------  ------------
Revenue ........$        -  $  900,360  $        -     $      -     $   900,360

Operating Loss .   (48,995)   (517,928)   (492,320)           -      (1,059,243)

Other income
(expense) ......   (43,214)          -      41,739            -          (1,475)

Loss from
continuing
operations .....    27,191    (327,427)   (294,182)           -        (594,418)


Assets ......... 3,356,111   1,588,163   2,374,469      316,415       7,635,158

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

Corporate assets consist of the majority of the cash and certain notes receivable. Interest expense is allocated to the other segments to the extent it exceeds interest income.

H.       SEC COMMUNICATIONS

In a letter dated September 5, 2002, the staff of the Southeast Regional Office (the "Staff") of the Securities and Exchange Commission ("SEC") informed EONE that the Staff intends to recommend that the SEC pursue a federal injunctive action against the Company for violations of the antifraud provisions of the federal securities laws. Since receiving the letter, which did not explain the basis for the Staff's recommendation, the Company has met with the Staff twice to discuss the matter, and has been informed that the potential charges relate to two press releases issued by the Company in March 2000. The Staff has indicated that the Company may submit a written statement explaining why it believes the SEC should not accept the Staff's recommendation, but the Company has determined not to submit such a statement at this time.

The Company has also been informed that the Staff intends to recommend similar charges against EONE's principal shareholders, Herb Tabin and Gary Schultheis, based on the same press releases and transactions in the securities of other companies.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following discussion and analysis of the Company's financial condition and results of operations should be read with the condensed consolidated financial statements and related notes contained in this quarterly report on Form 10-QSB ("Form 10-QSB"). All statements other than statements of historical fact included in this Form 10-QSB are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. These statements involve known and unknown risks, uncertainties and other factors that may cause the Company's actual results, levels of activity, performance or achievements to be materially different than any expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continue," or the negative of these terms or other comparable terminology. Important factors that could cause actual results to differ materially from those discussed in such forward-looking statements include: 1. General economic factors including, but not limited to, changes in interest rates and trends in disposable income; 2. Information and technological advances; 3. Cost of products sold; 4. Competition; and 5. Success of marketing, advertising and promotional campaigns. The Company is subject to specific risks and uncertainties related to its business model, strategies, markets and legal and regulatory environment. For a detailed discussion of some of these risks, please see the risk factors included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001, as filed with the SEC in April 2002. You should carefully review the risks described in this Form

10-QSB and in other documents the Company files from time to time with the SEC. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Form 10-QSB. The Company undertakes no obligation to publicly release any revisions to the forward-looking statements to reflect events or circumstances after the date of this document.

The Company's continuing operations consist of two Internet based businesses Stogies and A1Discount Perfume. Stogies is an online distributor and retailer of brand name premium cigars within the United States. A1Discount Perfume is a online retailer of premium perfumes and colognes Stogies became operational in November 1998 and its accounts for substantially all of the sales revenue.

The following discussion and analysis has been restated to reflect the discontinued operation of BroadcastWeb.

CRITICAL ACCOUNTING POLICIES

The Company has identified the policies outlined below as critical to its business operations and an understanding of its results of operations. The listing is not intended to be a comprehensive list of all of the Company's accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management's judgment in their application. The impact and any associated risks related to these policies on the Company's business operations is discussed throughout Management's Discussion and Analysis or plan of operations where such policies affect the Company's reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see the Notes to Consolidated Financial Statements. The Company's preparation of the financial statements requires it to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the Company's financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is recorded at cost and is depreciated on a straight-line basis over the estimated useful lives of such assets. Changes in circumstances such as technological advances, changes to the Company's business model or changes in the Company's capital strategy could result in the actual useful lives differing from the Company's estimates. In those cases where the Company determines that the useful life of property, plant and equipment should be shortened, the Company will depreciate the net book value in excess of the estimated salvage value over its revised remaining useful life.

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

INVESTMENTS

Investments are classified as either available-for-sale or trading securities and are held for resale in anticipation of short-term market movements or until such securities are registered or are otherwise unrestricted. At September 30, 2002, investments consisted entirely of common stock held for resale. Trading account assets, consisting of marketable equity securities, are stated at fair value. Unrealized gains or losses on trading securities are recognized in the statement of operations on a monthly basis based on changes in the fair value of the security as quoted on national or inter-dealer stock exchanges. Net unrealized losses related to investments held for trading as of September 30, 2002, aggregated ($4,625).

Available-for-sale assets, which are also required to be reported at fair value, with unrealized gains and losses excluded from earnings are reported as a separate component of stockholders' equity (net of the effect of income taxes).

Liquidity and Capital Resources

The Company decreased its working capital from $3,746,452 at December 31, 2001 to $2,392,671 at September 30, 2002. The working capital decrease in the amount of $1,353,781 consists primarily of decreases in cash in the amount of $556,756, and marketable securities in the amount of $612,289, and a decrease in current and deferred income taxes in the amount of $207,600.

During the nine months ended September 30, 2002 stockholders' equity decreased $1,920,898, which includes decreases in other comprehensive income in the amount of $632,263, the net loss for the year of $1,199,095, and $89,540 for the repurchase of 12,220,251 shares of common stock (See Other Comprehensive Income below).

Results of Operations

Sales

Sales increased 14.8% from $284,568 for the three months ended September 30, 2001 to $326,643 for the three months ended September 30, 2001. Sales decreased 5.6% from $900,360 for the nine months ended September 30, 2001 to $850,086 for the nine months ended September 30, 2002. The increase in sales for the three months ended September 30, 2002 compared to the same period in 2001 is attributable to a number of factors, including the Company's efforts to concentrate more on internet and retail sales and less on wholesale sales, expanded product lines, better promotions and expanded name recognition. The decrease in sales for the nine months ended September 30, 2002 compared to the same period in 2001 is attributable to a number of factors, including lower wholesale sales due to loss or wholesale salesman and more concentration on internet sales with higher margins.

Internet and retail sales for the nine months ended September 30, 2002 compared to the same period in 2001 increased 23% due to the Company's effort to expand its potential customer market. During the nine months ended September 30, 2002, the Company added wine accessories (including books, corkscrews, decanters and racks) and cigar accessories (including ashtrays, books, cutters, humidors and lighters) to its list of products carried on its CigarCigar.com website. Since employing the Microsoft/Great Plains eEnterprise system the Company's Stogies segment improved its gross profit percentage of approximately 19.8% during the nine months ended September 30, 2001 to 32.8% during the nine months ended September 30, 2002, resulting in a consolidated increase of 56% ($101,024) in gross profit for the nine months ending September 30, 2002 compared to September 30, 2001.

On September 28, 2001, the Company created a new subsidiary named A1DiscountPerfume Inc. and in October 2001, launched a new e-commerce site specializing in men's and women's fragrances. The site named A1DiscountProducts.com is a competitor of other discount as well as full price online retailers of perfume and cologne, as well as exercise and yoga equipment. For the nine months ended September 30, 2002, A1 Discount Perfume has had sales of $22,723 and a gross profit percentage of 35.3%. The site employs the Microsoft / Great Plains eEnterprise system the Company purchased which permits customers to benefit by having direct access to up-to-the-minute information about inventory, pricing, "hot deals" as well as order information. The eEnterprise system allows A1DiscountProducts.com to inexpensively reach customers anywhere, around the clock.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $19,079 from $396,643 in the three months ended September 30, 2001 to $377,564 in the three month ended September 30, 2002. The decrease in selling, general and administrative expense for the three months ended September 30, 2002 consists primarily of decreases in: salaries and wages ($34,600), depreciation ($17,730), legal and professional ($20,500), offset by increases in accrued Officer's salaries as per employment contract signed in January 2002, bad debt $14,700, and insurance $10,600.

Selling, general and administrative expenses decreased $164,849 from $1,238,127 in the nine months ended September 30, 2001 to $1,073,278 in the nine month period ended September 30, 2002 as compared to the same period of the prior year. The decrease in selling, general and administrative expense for the nine months ended September 30, 2002 consists primarily of decreases in: salaries and wages - ($67,721); advertising - ($50,260); consulting - ($22,431); legal and professional - ($21,472); and postage -($11,303) and increases in - insurance - $36,449 and bad debt - $28,101. The decrease in salaries and wages includes a decrease due to the resignation of a corporate officer, the reduction of staff in the Stogies division, including one wholesale representative, one computer personnel and four administrative staff, offset by $75,000 in accrued officer salaries as per an employment contract signed in January 2002. Advertising decreased due to more efficient placement and use of internal advertising. Consulting decreased due to bringing the public relations position in house. The increase in insurance cost is due in part to the directors and officers liability insurance premium increasing, as well as an additional property insurance policy starting in February 2001. The increase in bad debt is primarily due to the write off of the note receivable from IBD vending ($14,945), and the write off of uncollectable wholesale accounts receivable on the Stogies division.

Marketable Investment Securities

The Company sold marketable equity securities and recorded realized (losses) of ($39,910) during the three month period ended September 30, 2002 and $0 during the three month period ended September 30, 2001.

The Company sold marketable equity securities and recognized realized gain(loss) of ($12,058) during the nine month period ended September 30, 2002 and $2,300 during the nine month period ended September 30, 2001.

The Company recorded unrealized losses in the amount of ($1,322) during the three month period ended September 30, 2002 and unrealized losses in the amount of ($46,254) during the same period of the prior year. Available-for-sale securities are described in Other Comprehensive Income (below).

The Company recorded unrealized losses in the amount of ($4,625) during the nine month period ended September 30, 2002 and unrealized losses in the amount of ($48,069) during the same period of the prior year. Available-for-sale securities are described in Other Comprehensive Income (below).

Investment Income

The Company had income of $3,804 and $16,470 from interest and dividends in the three month period ended September 30, 2002 and 2001, respectively. The Company had income of $12,283 and $71,198 from interest and dividends in the nine month period ended September 30, 2002 and 2001, respectively. The decrease is due primarily to lower interest rates and lower balances in interest bearing money market accounts in 2002.

Income Taxes

The Company had a income tax benefit of $466,300 for the nine month period ended September 30, 2001 resulting primarily from the net operating loss incurred. The deferred tax expense of $381,500 for the nine months ended September 30, 2002 consists primarily of a change in the deferred tax valuation allowance.

Discontinued Operations

On December 14, 2001, the Company entered into a stock purchase agreement with NYCLE Acquisition Corp to sell its 90% investment in BroadcastWeb The 2001 discontinued operations have been restated to segregate the net loss of BroadcastWeb of ($161,820) for the nine months ended September 30, 2001 and ($54,875) for the three months ended September 30, 2002.

Other Comprehensive Income

During the nine months ended September 30, 2002, the Company recorded a decrease in its net unrealized gain from available-for-sale securities in the amount of $632,263. The decrease consisted of a decline in market value of $1,055,763 plus a reclassification adjustment of $42,000 and a decrease in related deferred tax liability $381,500. Available-for-sale securities consist primarily of securities of SGD Limited Holdings (SGD), a holding company principally engaged in acquiring and developing jewelry related businesses. The Company's investment represents approximately 10.4% of the outstanding stock of SGD and accordingly, the Company is subject to certain restrictions on the shares it can sell. Of the 10,100,000 shares of SGD stock held by the Company, 3,941,000 shares valued at $394,100 have been classified as current. The securities of SGD significantly decreased in value over the past year as a reflection of the overall market conditions. Due to the size of the Company's investment and the limited trading volume of SGD as well as other available-for-sale securities, there can be no assurance that the Company will realize the value assigned, under Statement of Accounting Standards #115 (Accounting for Certain Investments in Debt and Equity Securities), to these securities.

ITEM 3.  CONTROLS AND PROCEDURES

The Company's President and Principal Financial and Accounting Officer and Controller have concluded, based on their evaluation within 90 days of the filing date of this report, that the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a -14(c) and 15d-14(c)) were adequate and designed to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the previously mentioned evaluation.


PART II. OTHER INFORMATION


ITEM 5.  OTHER INFORMATION

In a letter dated September 5, 2002, the staff of the Southeast Regional Office (the "Staff") of the Securities and Exchange Commission ("SEC") informed EONE that the Staff intends to recommend that the SEC pursue a federal injunctive action against the Company for violations of the antifraud provisions of the federal securities laws. Since receiving the letter, which did not explain the basis for the Staff's recommendation, the Company has met with the Staff twice to discuss the matter, and has been informed that the potential charges relate to two press releases issued by the Company in March 2000. The Staff has indicated that the Company may submit a written statement explaining why it believes the SEC should not accept the Staff's recommendation, but the Company has determined not to submit such a statement at this time. The Company has also been informed that the Staff intends to recommend similar charges against EONE's principal shareholders, Herb Tabin and Gary Schultheis, based on the same press releases and transactions in the securities of other companies.

The Company also announced that, effective Monday, October 7, 2002, it has ceased the stock repurchase plan previously disclosed in its Form 10-QSB for the period ended June 30, 2002.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

         Exhibit Number    Description

         99.1 Certification of President and Principal Financial and Accounting Officer relating to a periodic report containing financial statements


         (b) Reports on Form 8-K None.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     EVOLVE ONE, INC.


Date:  November 13, 2002             By: /s/ Gary Schultheis
                                         -------------------
                                         Gary Schultheis,
                                         President
                                         (Principal Financial and
                                         Accounting Officer)

                           CERTIFICATION OF PRESIDENT

I, Gary Schultheis, President of Evolve One, Inc., certify that:

1.  I have reviewed this quarterly report on Form 10-QSB of Evolve One, Inc.:

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors: (or persons performing the equivalent functions)

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls, and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002              By: /s/ Gary Schultheis
                                         Gary Schultheis, President

         CERTIFICATION OF PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER


I, Gary Schultheis, Principal Financial and Accounting Officer of Evolve One, Inc., certify that:

1.  I have reviewed this quarterly report on Form 10-QSB of Evolve One, Inc.:

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

    a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors: (or persons performing the equivalent functions)

    a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls, and

    b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002              By: /s/ Gary Schultheis
                                         Gary Schultheis,
                                         Principal Financial and
                                         Accounting Officer

                                  EXHIBIT INDEX

Exhibit #         Description

99.1 Certification of President And Principal Financial and Accounting Officer Relating to a Periodic Report containing Financial Statements