Form 10KSB
period 2002-12-31
EVOLVE ONE INC
filed 2004-08-27
CIK 1088787

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

 ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended DECEMBER 31, 2002

                         Commission file number 0-26415

                                EVOLVE ONE, INC.
                 (Name of small business issuer in its charter)

           DELAWARE                                      13-3876100
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

              6413 CONGRESS AVENUE, SUITE 230, BOCA RATON, FL 33487
               (Address of principal executive offices) (Zip Code)

                    Issuer's telephone number (561) 988-0819

                          INTERNATIONAL INTERNET, INC.
                     (Former name of small business issuer)

Securities registered pursuant                  COMMON STOCK, $.00001 PAR VALUE
to Section 12(g) of the Act:                            (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Check if delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year - $1,454,193.

As of December 31, 2002 as restated for the reverse stock split, the registrant had outstanding 3,096,304 shares of its Common Stock, par value $.00001, its only class of voting securities. The aggregate market value of the shares of Common Stock of the registrant held by non-affiliates on December 31, 2002, was approximately $317,300 based on its closing price on the OTC: Bulletin Board on that date. (See Item 5).

                       DOCUMENTS INCORPORATED BY REFERENCE

No documents are incorporated by reference into this Report except those Exhibits so incorporated as set forth in the Exhibit index.

Transitional Small Business Disclosure Format (Check one):  Yes [ ]; No [X].

                                TABLE OF CONTENTS


INTRODUCTION

PART I

Item 1.  Business..............................................................2

Item 2.  Description of Properties............................................11

Item 3.  Legal Proceedings....................................................12

Item 4.  Submission of Matters to a Vote of Security Holders..................12


PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.............12

Item 6.  Management's Discussion and Analysis or Plan or Operation............13

Item 7.  Financial Statements.................................................20

Item 8.  Changes In and Disagreements With Accountants on Accounting
         and Financial Disclosure.............................................21

Item 8A. Controls and Procedures..............................................21


PART III

Item 9.  Directors, Executive officers, Promoters and Control persons
         Compliance with Section 16(a) of the Exchange Act....................21

Item 10. Executive Compensation...............................................24

Item 11. Security Ownership of Certain Beneficial Owners and Management.......25

Item 12. Certain Relationships and Related Transactions.......................26

Item 13. Exhibits and Reports on Form 8-K.....................................26

Item 14. Principal Accountant Fees and Services...............................27

Signatures....................................................................29

Exhibit Index.................................................................30

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

BUSINESS DEVELOPMENT AND BUSINESS OF ISSUER

Evolve One, Inc. (the "Company" or "EONE") is a diversified holding company that develops and operates Internet and direct retail marketing companies. The EONE group of companies includes wholly-owned subsidiaries, StogiesOnline.com, Inc. ("Stogies") (www.CigarCigar.com), A1Discount Perfume, Inc. ("A1 Discount Perfume") (www.A1DiscountPerfume.com), and International Internet Venture I, LLC ("Ventures"). The Company previously had a majority interest in The BroadcastWeb.com, Inc. ("BroadcastWeb") (www.thebroadcastweb.com) which it sold in 2001 (Note 7 of the financial statements herein). EONE, through its Ventures division, owns an equity interest in several companies, some of which are classified as trading securities and some of which are classified as available-for-sale securities. EONE was incorporated in Delaware on June 21, 1994.

EONE's original business was operated as a developmental stage company in Mr. Cigar, Inc. ("Cigar"), in which the company previously owned a majority interest. Cigar was in the business of licensing, selling and/or operating cigar vending machines. The Company opened its StogiesOnline.com Internet site in November 1998. As a result of the success of the StogiesOnline website, the Company refocused its resources in 1999 into the Internet cigar sales market and other specialty goods. EONE sold the vending equipment and business of Cigar in December 1999. EONE sold The BroadcastWeb as of December 2001.

                             STOGIESONLINE.COM, INC.

Stogies (Cigarcigar.com) became an online distributor and retailer of brand name premium cigars within the United States on November 18, 1998. Stogies' products consist of premium cigars, factory brand name seconds and mass market cigars which are sold online to retail and wholesale customers. Stogies markets a wide variety of premium cigars and related tobacco products on a retail basis throughout the United States via the Internet. Management utilizes its website located at URL (www.CigarCigar.com) as its primary advertising vehicle. Stogies' cigar line consists of nationally recognized brand names - Arturo Fuente, AVO, Cohiba, Don Diego, Garcia y Vega, H. Upmann, Macanudo, Montecristo, Opus X, Partagas, Punch, and Te-Amo.

As a direct buyer from most manufacturers, Stogies is eligible to participate in promotions, which enables it to pass substantial savings to its customers. Stogies purchases overstocked or overproduced items from manufacturers and other retailers, including factory brand name seconds. Currently, Stogies has entered into non-exclusive distribution agreements with: Miami Cigar, Inc. - distributes Leon Jimenes and Tatiana cigars, Altadis - the manufacturer of Montecristo, H. Upmann, Don Diego, Romeo y Julieta, General Cigar - the distributor of Punch, Macanudo, Cohiba Red Dot, Partagas, Hoyo de Monterrey, and Excalibur Inter-Continental Cigars - the manufacturer of Al Capone and Santa Clara - the manufacturer of El Rey del Mundo and Garcia y Vega.

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

Stogies current client base consists of over 10,000 customers in the United States. Purchases from repeat customers have been steady, with repeat buyers accounting for approximately one-third of current orders. During the two years ended December 31, 2002, Stogies did not have any significant customers, the loss of which would have an adverse effect on operations.

                            A1DISCOUNT PERFUME, INC.

On September 28, 2001, the Company created a Subsidiary named A1DiscountPerfume, Inc. and in October 2001, launched a new e-commerce site specializing in men's and women's fragrances. The site is located at http://www.A1DiscountPerfume.com. The site is a competitor of other discount as well as full price online retailers of Perfume and Cologne. The site employs the Microsoft / Great Plains eEnterprise system which permits customers to benefit by having direct access to up-to-the-minute information about inventory, pricing, "hot deals" as well as order information. The eEnterprise system allows A1DiscountPerfume.com to inexpensively reach customers anywhere, around the clock.

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

On December 14, 2001 EONE entered into a stock purchase agreement with NYCLE Acquisition Corp (the "Purchaser"), EONE sold, assigned and transferred to the Purchaser all of the companies shares of the Common Stock of The BroadcastWeb, representing 1,350 shares or 90% of the total outstanding shares of Common Stock of The BroadcastWeb. EONE assumed liability for the inter-company payable. The Purchaser was not liable for any and all outstanding debt, federal, state and local taxes, but is responsible for all vendor payables.

                            AMERICAN COMPUTER SYSTEMS

American Computer Systems ("ACS") was acquired effective September 30, 1999 for $150,000 cash and was a wholly-owned subsidiary of EONE through March 31, 2000. ACS is a full service provider of computer systems and services to the federal government. ACS focuses on all phases of hardware implementation, including system engineering, product design, software integration and networking communications. In November 1997, ACS was awarded its first General Services Administration (GSA) schedule contract for computer systems and peripherals. This contract has been extended for five additional years. ACS has concentrated its efforts on providing the Federal Government best value systems with on-site service and support as required for both Continental United States and Outside the Continental United States. American Computer Systems maintains a web site at (www.acspc.com). EONE determined after several months that the business of ACS did not meet its business plan requirements and was able to sell 80% of its investment in ACS for $500,000 in cash, effective March 31, 2000. On September 11, 2001 the Company sold its remaining 20% interest to an ACS officer in exchange for discharge of any liabilities of ACS.

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

                              TECHNOLOGICAL CHANGE

The Internet is characterized by technological change. The Company's success will depend, in part, on its ability to enhance its existing services, develop new services that address the needs of its prospective customers and respond to technological advances and practices on a timely basis. The development of a Web site entails significant technical, financial and business risks. There can be no assurance that the Company will successfully implement new technologies or adapt its Web site, proprietary technology and transaction-processing systems to customer requirements or emerging industry standards. If the Company is unable, for technical, legal, financial or other reasons, to adapt in a timely manner in response to changing market conditions, such inability could have a material adverse effect on the Company's business, prospects, financial condition and results of operations.

                                   EMPLOYMENT

The Company has four full-time employees in administration and management, two full-time employees and one part-time employee in the Stogies and Perfume operation.

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

UNAUTHORIZED BREAK-INS OR OTHER ASSAULTS ON OUR SERVICE COULD HARM OUR BUSINESS

Our servers are vulnerable to computer viruses, physical or electronic break-ins and similar disruptions, which could lead to interruptions, delays, loss of data, public release of confidential data or the inability to complete customer transactions. In addition, unauthorized persons may improperly access our data. These and other types of attacks could harm us. Actions of this sort may be very expensive to remedy and could damage our reputation and discourage new and existing customers from using our service.

SYSTEM FAILURES COULD HARM OUR BUSINESS

Our servers have experienced system failures from time to time. In addition to placing increased burdens on our outsourced engineering staff, these outages create customer questions and complaints that need to be addressed by our customer support personnel. Any unscheduled interruption in our service results in an immediate loss of revenues that can be substantial and may cause some customers to switch to competitors. If we experience frequent or persistent system failures, our reputation and brand could be permanently harmed. We have been taking steps to increase the reliability and redundancy of our system. These steps are expensive, reduce our margins and may not be successful in reducing the frequency or duration of unscheduled downtime.

Substantially all of our computer hardware for operating our services currently is located at our facility in Boca Raton, Florida. These systems and operations are vulnerable to damage or interruption from hurricanes, floods, fires, power loss, telecommunication failures, terrorism and similar events. We do not maintain fully redundant systems or alternative providers of hosting services, and we do not carry business interruption insurance sufficient to compensate us for losses that may occur. Despite any precautions we may take, the occurrence of a natural disaster or other unanticipated problems could result in lengthy interruptions in our services. Any damage to or failure of our systems could result in interruptions in our service. Interruptions in our service will reduce our revenues and profits, and our future revenues and profits will be harmed if our customers believe that our system is unreliable.

We may experience breakdowns in our payment processing system that could damage customer relations and expose us to liability, which could affect adversely our ability to become profitable.

A system outage or data loss could have a material adverse effect on our business, financial condition and results of operations. To operate our business successfully, we must protect our payment processing and other systems from interruption by events beyond our control. Events that could cause system interruptions include:

      -  fire;
      -  hurricane;
      -  terrorist attacks;
      -  natural disasters;
      -  computer viruses;
      -  unauthorized entry;
      -  telecommunications failure;
      -  computer denial of service attacks; and
      -  power surges, losses and blackouts.

RISKS RELATING TO POSSIBLE FLORIDA POWER SURGES

The State of Florida experiences chronic power surges. Although we have some emergency backup power, power surges may adversely affect our business.

WE ARE DEPENDENT ON THE CONTINUED GROWTH OF ONLINE COMMERCE

The business of selling goods over the Internet is new and dynamic. Our future net revenues and profits will be substantially dependent upon the widespread acceptance of the Internet and online services as a medium for commerce by consumers. Rapid growth in the use of and interest in the Internet and online services is a recent phenomenon. This acceptance and use may not continue. Even if the Internet is accepted, concerns about fraud, privacy and other problems may mean that a sufficiently broad base of consumers will not adopt the Internet as a medium of commerce. Market acceptance for recently introduced services and products over the Internet is highly uncertain, and there are few proven services and products.

If these consumers prove to be less active and we are unable to gain efficiencies in our operating costs, including our cost of acquiring new customers, our business could be adversely impacted.

THE COMPANY'S REVENUES AND OPERATING RESULTS CAN BE UNPREDICTABLE.

OUR OPERATING RESULTS MAY FLUCTUATE

Our operating results have varied on a annual basis during our operating history. Our operating results may fluctuate significantly as a result of a variety of factors, many of which are outside our control.

Factors that may affect our operating results include the following:

      -  our ability to attract new users and to maintain customer satisfaction;

      -  our ability to keep our websites operational;

      - the amount and timing of operating costs and capital expenditures relating to the maintenance and expansion of our business, operations and infrastructure;

      -  the introduction of new services and products by us or our competitors;

      -  volume, size, timing and completion rate of sales on our websites;

      -  consumer confidence in our selling transactions and service;

      - our ability to upgrade and develop our systems and infrastructure to accommodate growth;

      -  technical difficulties or interruptions;

      -  our ability to attract new personnel in a timely and effective manner;

      -  our ability to retain key employees;

      -  our ability to integrate and manage any acquisitions successfully;

      -  our ability to expand our product offerings successfully;

      -  the timing, cost and availability of advertising in traditional media;

      - the timing of payments to us and of marketing and other expenses under existing and future contracts;

      -  consumer trends and popularity of some Goods;

      -  the success of our brand building and marketing campaigns;

      -  the level of use of the Internet;

      - increasing consumer acceptance of the Internet and other online services for commerce; and

      - general economic conditions and economic conditions specific to the Internet and e-commerce industries.

Our limited operating history makes it difficult for us to forecast the level or source of our revenues or earnings accurately. We believe that period-to-period comparisons of our operating results may not be meaningful, and you should not rely upon them as an indication of future performance. Our operating results in one or more future quarters may fall below the expectations of securities analysts and investors. In that event, the trading price of our common stock would almost certainly decline.

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

OUR BUSINESS IS DEPENDENT ON THE DEVELOPMENT AND MAINTENANCE OF THE INTERNET INFRASTRUCTURE

The success of our service will depend largely on the development and maintenance of the Internet infrastructure. This includes maintenance of a reliable network backbone with the necessary speed, data capacity and security, as well as timely development of complementary products, for providing reliable Internet access and services. The Internet has experienced, and is likely to continue to experience, significant growth in the numbers of users and amount of traffic. If the Internet continues to experience increased numbers of users, increased frequency of use or increased bandwidth requirements, the Internet infrastructure may be unable to support the demands placed on it. In addition, the performance of the Internet may be harmed by increased number of users or bandwidth requirements or by "viruses", "worms" and similar programs. The Internet has experienced a variety of outages and other delays as a result of damage to portions of its infrastructure, and it could face outages and delays in the future. These outages and delays could reduce the level of Internet usage as well as the level of traffic and the processing transactions on our service.

WE ARE DEPENDENT ON KEY PERSONNEL

Our future performance will be substantially dependent on the continued services of our senior management and other key personnel. Our future performance also will depend on our ability to retain and motivate our other key personnel. The loss of the services of any of our executive officers or other key employees could harm our business. We do not maintain any "key person" life insurance policies. Our businesses are all dependent on attracting and retaining key personnel. Our future success also will depend on our ability to attract, train, retain and motivate highly skilled technical, managerial, marketing and customer support personnel. We may be unable to successfully attract, integrate or retain sufficiently qualified personnel

WE ARE CONTROLLED BY CERTAIN STOCKHOLDERS, EXECUTIVE OFFICERS AND DIRECTORS

Our executive officers and directors own nearly 66% of our outstanding common stock. As a result, they have the ability to effectively control our company and direct our affairs and business, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control of our company and may make some transactions more difficult or even impossible without the support of these stockholders. Any of these events could decrease the market price of our common stock.

FUTURE SALES OF OUR COMMON STOCK MAY CAUSE OUR STOCK PRICE TO DECLINE.

If our stockholders sell substantial amounts of our common stock in the public market, the market price of our common stock could decline.

OUR STOCK PRICE HAS BEEN AND MAY CONTINUE TO BE EXTREMELY VOLATILE

The trading price of our common stock has been and is likely to be extremely volatile. Our stock price could be subject to wide fluctuations in response to a variety of factors, including the following:

      -  actual or anticipated variations in our quarterly operating results;
      -  additions or departures of key personnel;
      -  announcements of new services by us or our competitors;
      -  changes in financial estimates by securities analysts;
      -  conditions or trends in the Internet and online commerce
      -  changes in the market valuations of other Internet companies;
      -  developments in Internet regulation;
      - announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;
      -  sales of our common stock or other securities in the open market; and
      - other events or factors, including these described in this "Risk Factors" section and others that may be beyond our control.

In addition, the trading price of Internet stocks in general, and ours in particular, have experienced extreme price and volume fluctuations in recent periods. These fluctuations often have been unrelated or disproportionate to the operating performance of these companies.

Notwithstanding a sharp decline in the prices of Internet stocks in general, the valuation of our stock remains extraordinarily high based on conventional valuation standards such as price-to-earnings and price-to-sales ratios. The trading price of our common stock has increased and decreased enormously from the initial offering price. This trading price and valuation may not be sustained. Negative changes in the public's perception of the prospects of Internet or e-commerce companies have in the past and may in future depress our stock price regardless of our results. Other broad market and industry factors may decrease the market price of our common stock, regardless of our operating performance. Market fluctuations, as well as general political and economic conditions, such as recession or interest rate or currency rate fluctuations, also may decrease the market price of our common stock. In the past, following declines in the market price of a company's securities, securities class-action litigation often has been instituted. Litigation of this type, if instituted, could result in substantial costs and a diversion of management's attention and resources.

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

ITEM 2.  DESCRIPTION OF PROPERTY

At December 31, 2002 the Company maintained two office spaces. The corporate headquarters was located at 6413 Congress Avenue, Suite 240, Boca Raton, Florida 33487. The Stogies warehouse and retail cigar outlet center was located at 6405 Congress Avenue, Suite 160, Boca Raton, Florida 33487. The combined square footage of the corporate headquarters and Stogies warehouse was 6,293 square feet, and the combined monthly rent was $7,149. The corporate office phone number is (561) 988-0819. In June 2002, the Company moved the corporate headquarters to the Stogies warehouse. In June 2004, the Company did not renew the Stogies warehouse lease and is currently renting from a company owned by the majority shareholders of Evolve One, Inc.

ITEM 3.  LEGAL PROCEEDINGS

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

         None


                                     PART II

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

                        OPENING            HIGH              LOW         CLOSING
                          BID              BID               BID           BID
                        -------           -----             -----        -------
2002 Fourth Quarter      .0031            .0034             .0007         .0012
2002 Third Quarter       .006             .0079             .0031         .0031
2002 Second Quarter      .003             .014              .003          .006
2002 First Quarter       .0095            .0095             .0025         .0034
2001 Fourth Quarter      .009             .0125             .0061         .009
2001 Third Quarter       .017             .019              .007          .01
2001 Second Quarter      .03              .031              .01           .017
2001 First Quarter       .034             .06               .022          .027

HOLDERS

As of December 31, 2002, there were approximately 701 holders of record of the Company's common stock, an undetermined number of which represent more than one individual participant in securities positions with the Company.

DIVIDENDS

The Company has never paid cash dividends on its common stock, and intends to utilize current resources to expand its operations. Therefore, it is not anticipated that cash dividends will be paid on the Company's common stock in the foreseeable future.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table sets forth securities authorized for issuance under equity compensation plans, including individual compensation arrangements, by us under our stock option plan and any compensation plans not previously approved by our shareholders as of December 31, 2002.

                                 NUMBER OF SECURITIES TO    WEIGHTED AVERAGE
                                 BE ISSUED UPON EXERCISE    EXERCISE PRICE OF
                                 OF OUTSTANDING OPTIONS,    OUTSTANDING OPTIONS,
 PLAN CATEGORY                   WARRANTS AND RIGHTS        WARRANTS AND RIGHTS
 -------------                   -----------------------    -------------------
 Stock Option Plan (1)                       -                         -

 Equity compensation plans not
  approved by shareholders               8,000                     $.007
 ------------
 (1) Our Stock Option Plan has previously been approved by our shareholders, and reflects the only such equity compensation plan for which we have sought shareholder approval.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following discussion and analysis of the Company's financial condition and results of operations should be read with the consolidated financial statements and related notes contained in this annual report. All statements other than statements of historical fact included in this annual report are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements involve known and unknown risks, uncertainties and other factors that may cause the Company's actual results, levels of activity, performance or achievements to be materially different than any expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continue," or the negative of these terms or other comparable terminology. Important factors that could cause actual results to differ materially from those discussed in such forward-looking statements include: 1. General economic factors including, but not limited to, changes in interest rates and trends in disposable income; 2. Information and technological advances; 3. Cost of products sold; 4. Competition; and 5. Success of marketing, advertising and promotional campaigns. The Company is subject to specific risks and uncertainties related to its business model, strategies, markets and legal and regulatory environment.

The Company's continuing operations consist of two Internet based businesses, Stogies and A1Discount Perfume. Stogies is an online distributor and retailer of brand name premium cigars within the United States. A1Discount Perfume is a online retailer of premium perfumes and colognes. Stogies became operational in November 1998 and accounts for substantially all of the sales revenue.

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

NEW ACCOUNTING STANDARDS

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Correction". This statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishments of Debt", and an amendment of that Statement, SFAS No. 64, "Extinguishments of Debt made to satisfy sinking-fund requirements." This Statement also rescinds SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers." Additionally, this Statement amends SFAS No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meaning, or describe their applicability under changed conditions. This Statement will be effective for the year ended December 31, 2003 and for transactions entered into after May 15, 2002. It does not appear that this Statement will have a material effect on the financial position, operations or cash flows of the company.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". This statement mollifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". Under Issue 94-3 a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. It does not appear that this Statement will have a material effect on the financial position, operations or cash flows of the Company.

In November 2002, the FASB issued Financial Accounting Standard Board Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"), which requires a guarantor to recognize a liability for the fair value of the obligation at the inception of the guarantee. It does not appear that this Statement will have a material effect on the financial position, operations or cash flows of the Company.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock Based Compensation - Transition and Disclosure". This statement amends SFAS No. 123 (same title) and provides alternative methods of transition for voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements in both annual and interim financial statements related to the methods of accounting for stock-based employee compensation and the effect of the method on reported results. The Statement also prohibits the use of the prospective method of transition, as outlined in SFAS No. 123, when beginning to expense stock options and change to the fair value based method in fiscal years beginning after December 15, 2003. As required, the Company adopted the disclosure requirements of SFAS No. 148 on December 31, 2002.

In January 2003, the FASB issued Interpretation No. 46 - "Consolidation of Variable Interest Entities". Interpretation No. 46 requires that the assets, liabilities and results of the activity of variable interest entities be consolidated into the financial statements of the company that has the controlling financial interest. Interpretation No. 46 also provides guidance for determining whether a variable interest entity should be consolidated based on voting interest or significant financial support provided to it. Interpretation No. 46 became effective for us on February 1, 2003 for variable interest entities created prior to February 1, 2003. The adoption of Interpretation No. 46 did not impact our consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150 - "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". The standard improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. The standard requires that those instruments be classified as liabilities in statements of financial position. This standard is effective for interim periods beginning after June 15, 2003. The adoption of SFAS No. 150 did not have an effect on our results of operations, financial position or debt covenants.

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

INVESTMENTS

Investments are classified as either available-for-sale or trading securities and are held for resale in anticipation of short-term market movements or until such securities are registered or are otherwise unrestricted. At December 31, 2002, investments consisted entirely of common stock held for resale.

Trading account assets, consisting of marketable equity securities, are stated at fair value. Unrealized gains or losses on trading securities are recognized in the statement of operations on a monthly basis based on changes in the fair value of the security as quoted on national or inter-dealer stock exchanges.

Available-for-sale assets, which are also required to be reported at fair value, with unrealized gains and losses excluded from earnings, are reported as a separate component of stockholders' equity (net of the effect of income taxes).

LIQUIDITY AND CAPITAL RESOURCES

The Company decreased its working capital from $3,746,452 at December 31, 2001 to $1,880,028 at December 31, 2002. The working capital decrease in the amount of $1,866,424 consists primarily of decreases in cash in the amount of $789,279, and marketable securities in the amount of $780,201, and a decrease in current and deferred income taxes in the amount of $242,400.

During the twelve months ended December 31, 2002 stockholders' equity decreased $2,732,741, which includes decreases in other comprehensive income in the amount of $1,100,044, the net loss for the year of $1,535,406, and $97,291 for the repurchase of 57,861 shares of common stock (See Other Comprehensive Income below).

RESULTS OF OPERATIONS

SALES AND COST OF SALES

Internet and retail sales for the Stogies segment, for the twelve months ended December 31, 2002 compared to the same period in 2001 increased $99,980 from $1,296,008 to $1,395,988. Since employing the Microsoft/Great Plains eEnterprise system the Company's Stogies segment improved its gross profit percentage of approximately 20.1% during the twelve months ended December 31, 2001 to 34.5% during the twelve months ended December 31, 2002, resulting in a consolidated increase of 72% ($200,763) in gross profit for the twelve months ending December 31, 2002 compared to December 31, 2001. The increase in gross profit percentage is due to better promotions, and a decreased concentration on wholesale sales.

On September 28, 2001, the Company created a new subsidiary named A1Discount Perfume, Inc. and in October 2001, launched a new e-commerce site specializing in men's and women's fragrances. The site named A1discountperfume.com is a competitor of other discount as well as full price online retailers of perfume and cologne, as well as exercise and yoga equipment. For the twelve months ended December 31, 2002 compared to the same period in 2001, sales increased $42,690 from $15,515 to $58,205. For the current year A1Discount Perfume, Inc. had a gross profit percentage of 34.9%. The site employs the Microsoft / Great Plains eEnterprise system the Company purchased which permits customers to benefit by having direct access to up-to-the-minute information about inventory, pricing, "hot deals" as well as order information. The eEnterprise system allows A1DiscountProducts.com to inexpensively reach customers anywhere, around the clock.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses decreased $122,504 from $1,662,527 in the twelve months ended December 31, 2001 to $1,540,023 in the twelve month period ended December 31, 2002. The decrease in selling, general and administrative expense for the twelve months ended December 31, 2002 consists primarily of decreases in: salaries and wages - ($54,246); advertising - ($37,631); commissions - ($7,665);depreciation - ($64,021) and postage -($11,163) and increases in - insurance - $35,934 - and bad debt - $23,088, legal and professional $21,191 The decrease in salaries and wages includes a decrease due to the resignation of a corporate officer, the reduction of staff in the Stogies division, including one wholesale representative, one computer personnel and four administrative staff, offset by $100,000 in accrued officer salaries as per an employment contract signed in January 2002. Advertising decreased due to more efficient placement and use of internal advertising. The increase in insurance cost is due in part to the directors and officers liability insurance premium increasing, as well as an additional property insurance policy starting in February 2001. The increase in bad debt is primarily due to the write off of the note receivable from IBD Vending ($14,945), and the write off of uncollectable wholesale accounts receivable on the Stogies division. Depreciation changed due to the accelerated methods used to determine depreciation.

MARKETABLE INVESTMENT SECURITIES

The Company sold marketable equity securities and realized a loss of ($12,058) during the twelve month period ended December 31, 2002 and a 2,300 gain during the twelve month period ended December 31, 2001.

The Company recorded unrealized losses in the amount of ($4,956) during the twelve month period ended December 31, 2002 and unrealized losses in the amount of ($74,500) during the same period of the prior year. Available-for-sale securities are described in Other Comprehensive Income (below).

INVESTMENT INCOME

The Company had income of $14,524 and $78,669 from interest and dividends in the twelve month period ended December 31, 2002 and 2001, respectively. The decrease is due primarily to lower interest rates and lower balances in interest bearing money market accounts in 2002.

INCOME TAXES

The Company had a income tax benefit of $53,506 for the twelve month period ended December 31, 2001 resulting primarily from the net operating loss incurred. The deferred tax expense of $439,200 (see other comprehensive income below) for the twelve months ended December 31, 2002 consists primarily of a change in the deferred tax valuation allowance.

DISCONTINUED OPERATIONS

On December 14, 2001, the Company entered into a stock purchase agreement with NYCLE Acquisition Corp to sell its 90% investment in BroadcastWeb. The 2001 financial statements of the Company reflect the net loss from this discontinued operation of ($204,606) and a loss on disposal of ($177,643).

OTHER COMPREHENSIVE INCOME

During the year ended December 31, 2002, the Company recorded a decrease in its net unrealized gain from available-for-sale securities in the amount of $1,100,044. The decrease consisted of a decline in market value of $1,581,244 plus a reclassification adjustment of $42,000 and a decrease in the related deferred tax liability of $439,200. Available-for-sale securities consist primarily of securities of SGD Limited Holdings (SGD), a holding company principally engaged in acquiring and developing jewelry related businesses. The Company's investment represents approximately 10.4% of the outstanding stock of SGD and accordingly, the Company is subject to certain restrictions on the shares it can sell. Of the 10,100,000 shares of SGD stock held by the Company, 3,941,000 shares valued at $197,050 have been classified as current. The securities of SGD significantly decreased in value over the past year as a reflection of the overall market conditions. Due to the size of the Company's investment and the limited trading volume of SGD as well as other available-for-sale securities, there can be no assurance that the Company will realize the value assigned, under Statement of Accounting Standards #115 (Accounting for Certain Investments in Debt and Equity Securities), to these securities.

During the latter part of 2002 the Company became aware, based upon Securities and Exchange Commission (SEC) filings by SGD, that SGD had taken the position that the Company was the holder of pre-split shares (SGD had a 6 for 1 reverse split) and rather than the Company owning 10 Million shares of SGD the Company was the holder of only 1,666,666 shares of SGD. It is the Company's position that the number of shares that the Company held of SGD as of December 31, 2002 and 2001 is 10 Million. This is based upon purchase and sale arrangements between the Company and SGD wherein the Company was sold, issued and receive 10 Million post split shares of SGD from SGD (formerly known as GoldOnline.com, Inc.). The shares issued and delivered to the Company by SGD reflected the split and the new split CUSIP change. On November 11, 2000, following the Company's receipt of these shares, the Company filed a Form 13D, with the SEC, reflecting the ownership of these shares. The Form 13D had been prepared by SGD's Counsel. SGD filed quarterly and annual financial reports with the SEC reflecting the ownership of 10 Million shares by the Company. Should it ultimately be determined that the shares should be pre-split shares then our investment in SGD, as of December 31, 2002, rather then being included in the accompanying balance sheet as $505,000 (current $197,000; long-term $308,000) might be reduced depending upon the impact of the share price differential on the market price of the SGD shares and the reduced number of shares that the Company would be considered as holding.

ITEM 7.  FINANCIAL STATEMENTS

The Consolidated Financial Statements of Evolve One, Inc., and Subsidiaries, for the years ended December 31, 2002 and 2001, together with the report thereon of Goldstein Lewin & Co. dated June 17, 2004 is set forth as follows:


                                                                           PAGE
                                                                          ------

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                      F-1

CONSOLIDATED FINANCIAL STATEMENTS:

         Consolidated Balance Sheet                                          F-2

         Consolidated Statements of Operations                               F-3

         Consolidated Statement of Changes in Stockholders' Equity           F-4

         Consolidated Statements of Cash Flows                             F-5-6

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS                            F-7-22

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors
Evolve One, Inc. and Subsidiaries
Boca Raton, Florida


We have audited the accompanying consolidated balance sheet of Evolve One, Inc and Subsidiaries as of December 31, 2002, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

Except as discussed in the following paragraph, we conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As discussed in Note 3, we were unable to verify the number of shares of SGD Holdings, Inc. held by the Company for the years ended December 31, 2002 and 2001, due to a lack of conclusive evidential matter. Therefore, we were unable to satisfy ourselves as to the carrying value of the investment.

In our opinion, except for the effects of such adjustments, if any, as might have been determined to be necessary had we been able to examine conclusive evidence regarding the number of shares of SGD Holdings, Inc. held by the Company, the financial statements referred to in the first paragraph above present fairly, in all material respects, the financial position of Evolve One, Inc and Subsidiaries as of December 31, 2002, and the results of their operations and their cash flows for the two years in the period ended December 31, 2002 in conformity with U.S. generally accepted accounting principles.

                                       GOLDSTEIN LEWIN & CO.


Boca Raton, Florida
June 17, 2004

EVOLVE ONE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2002


Assets

Current assets
  Cash and cash equivalents .....................................   $ 1,370,983
  Accounts receivable ...........................................        40,755
  Marketable equity securities ..................................       258,107
  Inventory .....................................................       335,607
  Other current assets ..........................................        76,932
                                                                    -----------
      Total current assets ......................................     2,082,384
Property and equipment, net .....................................       298,507
Marketable equity securities ....................................       308,000
Other assets ....................................................        11,060
                                                                    -----------
                                                                    $ 2,699,951
                                                                    ===========

Liabilities and stockholders' equity

Current liabilities
  Accounts payable ..............................................   $    99,748
  Accrued liabilities ...........................................       102,608
                                                                    -----------
      Total current liabilities .................................       202,356
                                                                    -----------

Commitments and contingencies

Stockholders' equity
  Cumulative convertible preferred stock, $.0001 par value;
   authorized 10,000,000 shares; outstanding -0- shares .........             -
  Common stock, $.00001 par value. Authorized 1,000,000,000
   shares; issued and outstanding 3,096,304 shares ..............            31
  Paid-in capital ...............................................     6,730,343
  Accumulated deficit ...........................................    (3,860,631)
  Accumulated other comprehensive income (loss) .................      (372,148)
                                                                    -----------
      Total stockholders' equity ................................     2,497,595
                                                                    -----------
                                                                    $ 2,699,951
                                                                    ===========

See Notes to the Consolidated Financial Statements.

EVOLVE ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2002 AND 2001

                                                          2002          2001
                                                          ----          ----

Sales and revenue ..................................  $ 1,454,193   $ 1,311,523
Cost of sales ......................................    1,008,484     1,066,577
                                                      -----------   -----------
Gross profit .......................................      445,709       244,946
Selling, general and administrative expense ........    1,540,023     1,662,527
                                                      -----------   -----------
  Loss from operations .............................   (1,094,314)   (1,417,581)
                                                      -----------   -----------

Other income (expense):
  Gain (loss) from sale of marketable equity
   securities ......................................      (12,058)        2,300
  Gain on the sale of property and equipment .......        5,436            68
  Investment income ................................       14,524        78,669
  Interest expense .................................       (4,838)       (7,745)
  Equity in net (loss) of affiliated company .......            -       (76,291)
  Unrealized gain (loss) on marketable equity
   securities ......................................       (4,956)      (74,500)
                                                      -----------   -----------
    Total other income (expense) ...................       (1,892)      (77,499)
                                                      -----------   -----------
Earnings (loss) before income taxes ................   (1,096,206)   (1,495,080)
Income tax expense (benefit) .......................      439,200       (53,506)
                                                      -----------   -----------
Earnings (loss) from continuing operations .........   (1,535,406)   (1,441,574)
                                                      -----------   -----------
Loss from earnings of a discontinued division ......            -      (204,606)
Loss on disposal of division, (less applicable
 income tax  benefit of $107,100) ..................            -      (177,643)
                                                      -----------   -----------
                                                                -      (382,249)
                                                      -----------   -----------
Net earnings (loss) ................................  $(1,535,406)  $(1,823,823)
                                                      ===========   ===========

Net earnings (loss) per share
  Basic ............................................  $     (0.49)  $     (0.46)
                                                      ===========   ===========
  Diluted ..........................................  $     (0.49)  $     (0.46)
                                                      ===========   ===========
  Discontinued operations ..........................  $         -   $     (0.12)
                                                      ===========   ===========

Weighted average number of common shares outstanding
  Basic ............................................    3,129,763     3,153,785
                                                      ===========   ===========
  Diluted ..........................................    3,129,763     3,153,785
                                                      ===========   ===========

See Notes to the Consolidated Financial Statements.

EVOLVE ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2002 AND 2001

                                                                                             Accumulated
                                                                                                Other
                                              Common Stock         Paid-in     Accumulated  Comprehensive
                                           Shares     Par Value    Capital       Deficit        Income         Total
                                        ------------  ---------  -----------   -----------   -----------   ------------
Balance, January 1, 2001 ..............  788,446,187   $ 7,884   $ 6,819,781   $  (501,402)  $ 9,242,296   $ 15,568,559
                                                                                                           ------------
Effect of January 2003 250:1 reverse
stock split  including fractional share
 adjustments .......................... (785,292,022)   (7,853)        7,853             -             -              -
                                        ------------   -------   -----------   -----------   -----------   ------------
Balance, January 1, 2001, as restated .    3,154,165        31     6,827,634      (501,402)    9,242,296     15,568,559
  Comprehensive income (loss):
    Unrealized (loss) on available- ...            -         -             -             -             -              -
      for-sale securities, net ........            -         -             -             -    (8,514,400)    (8,514,400)
    Net loss ..........................            -         -             -    (1,823,823)            -     (1,823,823)
                                                                                                           ------------
      Total comprehensive income (loss)            -         -             -             -             -    (10,338,223)
                                        ------------   -------   -----------   -----------   -----------   ------------
Balance, December 31, 2001 ............    3,154,165        31     6,827,634    (2,325,225)      727,896      5,230,336
  Repurchase and Retirement
     of Common Stock ..................      (57,861)        -       (97,291)            -             -        (97,291)
  Comprehensive income (loss):
    Unrealized (loss) on available-
      for-sale securities, net ........            -         -             -             -    (1,100,044)    (1,100,044)
    Net loss ..........................            -         -             -    (1,535,406)            -     (1,535,406)
                                                                                                           ------------
      Total comprehensive income (loss)            -         -             -             -             -     (2,635,450)
                                        ------------   -------   -----------   -----------   -----------   ------------
Balance, December 31, 2002 ............    3,096,304   $    31   $ 6,730,343   $(3,860,631)  $  (372,148)  $  2,497,595
                                        ============   =======   ===========   ===========   ===========   ============

See Notes to the Consolidated Financial Statements.

EVOLVE ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2002 AND 2001


                                                          2002          2001
                                                          ----          ----

Cash flows from operating activities
Net (loss) .........................................  $(1,535,406)  $(1,823,823)
Loss from discontinued operation ...................            -       382,249
                                                      -----------   -----------
(Loss) from continuing operations ..................   (1,535,406)   (1,441,574)
Adjustments to reconcile net (loss) from
 continuing operations to net cash (used in)
 operating activities:
  Depreciation and amortization ....................      165,561       230,944
  (Gain) on sale of property and equipment .........       (5,436)          (68)
  (Gain) loss on marketable equity securities ......       12,058        (2,300)
  Unrealized loss on marketable equity securities ..        4,956        74,500
  Proceeds from sale of marketable equity
   securities ......................................            -         5,642
  Deferred income taxes ............................      439,200       (54,800)
  Net change in operating assets of discontinued
   operations ......................................            -       (80,790)
  Decrease (increase) in assets:
    Accounts receivable ............................       (5,631)       29,824
    Inventory ......................................      (66,807)      314,624
    Other assets ...................................      124,376       117,317
  Increase (decrease) in liabilities:
    Accounts payable ...............................       53,763       (43,670)
    Accrued expenses ...............................       97,806       (33,896)
                                                      -----------   -----------
Net cash (used in) operating activities ............     (715,560)     (884,247)
                                                      -----------   -----------

Cash flows from investing activities
  Capital expenditures .............................      (22,908)     (117,545)
  Purchase of marketable equity securities .........            -        (9,000)
  Loss from sale of equity investment ..............            -        76,291
  Proceeds from sale of property and equipment .....        7,500             -
  Proceeds from sale of marketable equity
   securities ......................................      187,943         5,841
                                                      -----------   -----------
Net cash provided by (used in) investing activities       172,535       (44,413)
                                                      -----------   -----------

                                                                     Continued

See Notes to the Consolidated Financial Statements.

EVOLVE ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2002 AND 2001

(Continued)
                                                          2002          2001
                                                          ----          ----

Cash flows from financing activities
  Repurchase of treasury stock .....................  $   (97,291)  $         -
  Loan repayment ...................................     (157,963)      (91,054)
                                                      -----------   -----------
Net cash (used in) financing activities ............     (255,254)      (91,054)
                                                      -----------   -----------
Net cash (used in) continuing operations ...........     (798,279)   (1,019,714)
Net cash (used in) discontinued operations .........            -      (204,606)
                                                      -----------   -----------
Net (decrease) in cash and cash equivalents ........    (798,279)   (1,224,320)
Cash and cash equivalents, beginning of period .....    2,169,262     3,393,582
                                                      -----------   -----------
Cash and cash equivalents, end of period ...........  $ 1,370,983   $ 2,169,262
                                                      ===========   ===========

Supplemental cash flow information


Cash paid for interest .............................  $     4,838   $     7,745
                                                      ===========   ===========

Supplemental schedule of noncash investing and financing activities

Insurance financing ................................  $   157,963   $    91,054
                                                      ===========   ===========

See Notes to the Consolidated Financial Statements.

EVOLVE ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Evolve One, Inc. (the "Company" or "EONE") is a diversified holding company that develops and operates Internet and direct retail marketing companies. The EONE group of companies includes wholly-owned subsidiaries, StogiesOnline.com, Inc. ("Stogies") (www.CigarCigar.com), A1Discount Perfume, Inc. ("A1 DiscountPerfume") (www.A1DiscountProducts.com), and International Internet Venture I, LLC ("Ventures"). The Company previously had a majority interest in The BroadcastWeb.com, Inc. ("BroadcastWeb") (www.thebroadcastweb.com) which it sold in 2001(Note 7). EONE, through its Ventures division, owns an equity interest in several companies, some of which are classified as trading securities and some of which are classified as available-for-sale securities. EONE was incorporated in Delaware on June 21, 1994.

Stogies became an online distributor and retailer of brand name premium cigars within the United States on November 18, 1998. Stogies' products consist of premium cigars, factory brand name seconds and mass market cigars, which are distributed online to retail and wholesale customers.

On September 28, 2001, the Company created a new subsidiary named A1Discount Perfume, Inc. and in October 2001, launched a new e-commerce site specializing in men's and women's fragrances. The site named A1DiscountProducts.com is a competitor of other discount as well as full price online retailers of perfume and cologne, and has recently expanded into yoga products, office accessories, and cigar accessories. The site employs the Microsoft / Great Plains eEnterprise system which permits customers to benefit by having direct access to up-to-the-minute information about inventory, pricing, "hot deals" as well as order information. The eEnterprise system allows A1 Discount Perfume to inexpensively reach customers anywhere, around the clock.

Certain reclassifications of the amounts presented for the comparative period have been made to conform to the current presentation.

NEW ACCOUNTING STANDARDS

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Correction". This statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishments of Debt", and an amendment of that Statement, SFAS No. 64, "Extinguishments of Debt made to satisfy sinking-fund requirements." This Statement also rescinds SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers." Additionally, this Statement amends SFAS No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify

EVOLVE ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

meaning, or describe their applicability under changed conditions. This Statement will be effective for the year ended December 31, 2003 and for transactions entered into after May 15, 2002. It does not appear that this Statement will have a material effect on the financial position, operations or cash flows of the company.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". This statement mollifies Emerging Issues Task Force (EITF) Issue NO. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". Under Issue 94-3 a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. It does not appear that this Statement will have a material effect on the financial position, operations or cash flows of the Company.

In November 2002, the FASB issued Financial Accounting Standard Board Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"), which requires a guarantor to recognize a liability for the fair value of the obligation at the inception of the guarantee. It does not appear that this Statement will have a material effect on the financial position, operations or cash flows of the Company.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock Based Compensation - Transition and Disclosure". This statement amends SFAS No. 123 (same title) and provides alternative methods of transition for voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements in both annual and interim financial statements related to the methods of accounting for stock-based employee compensation and the effect of the method on reported results. The Statement also prohibits the use of the prospective method of transition, as outlined in SFAS No. 123, when beginning to expense stock options and change to the fair value based method in fiscal years beginning after December 15, 2003. As required, the Company adopted the disclosure requirements of SFAS No. 148 on December 31, 2002.

In January 2003, the FASB issued Interpretation No. 46 - "Consolidation of Variable Interest Entities". Interpretation No. 46 requires that the assets, liabilities and results of the activity of variable interest entities be consolidated into the financial statements of the company that has the controlling financial interest. Interpretation No. 46 also provides guidance for determining whether a variable interest entity should be consolidated based on voting interest or significant financial support provided to it. Interpretation No. 46 became effective for us on February 1, 2003 for variable interest entities created prior to February 1, 2003. The adoption of Interpretation No. 46 did not impact our consolidated financial statements.

EVOLVE ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In May 2003, the FASB issued SFAS No. 150 - "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". The standard improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. The standard requires that those instruments be classified as liabilities in statements of financial position. This standard is effective for interim periods beginning after June 15, 2003. The adoption of SFAS No. 150 did not have an effect on our results of operations, financial position or debt covenants.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of EONE, Inc. and its subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

REVENUE RECOGNITION

Revenue from sales of cigars, perfume and cologne over the Internet is recognized upon shipment. Provision is made at the time the related revenue is recognized for estimated product returns.

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

MARKETABLE EQUITY SECURITIES

Marketable equity securities are classified into three categories as follows:

      o  Held-to-maturity securities reported at amortized cost;
      o Trading securities reported at fair value with unrealized gains and losses included in earnings;
      o Available-for-sale securities reported at fair value with unrealized gains and losses reported in other comprehensive income (loss).

Cost of securities sold are determined by the specific identification method.

EVOLVE ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

INVENTORIES

Inventories are stated at the lower of cost or market determined by the first-in, first-out method. Inventory consists of cigars, colognes and related accessories.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost and depreciated on an accelerated basis over the assets' estimated useful lives. Depreciation expense for the periods ended December 31, 2002 and 2001 amounted to $164,190 and $202,211, respectively.

COMPREHENSIVE INCOME

Other comprehensive income refers to revenue, expense and gains and losses that under generally accepted accounting principles are included in comprehensive income but are excluded from net earnings (loss) as these amounts are recorded directly to an adjustment to stockholders' equity, net of tax. The Company's other comprehensive income is composed of net unrealized losses on available-for-sale securities.

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

NET EARNINGS (LOSS) PER SHARE

Basic net earnings (loss) per share is computed by dividing net earnings (loss) by the weighted-average number of shares outstanding. Diluted net earnings
(loss) per share includes the dilutive effect of stock options. The calculation of diluted weighted average shares outstanding for the year ending December 31, 2002, excludes 8,000 common shares issuable pursuant to outstanding options. These shares were excluded because their affect was anti-dilutive.

EVOLVE ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

STOCK-BASED COMPENSATION

The Company granted stock options to directors and employees that are more fully described in Note 9. The Company accounts for its stock options using the intrinsic value method under Accounting Principles Board Opinion ("APB") No. 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES."

The proforma effect of the compensation expense would not be material in computing the net (loss) and (loss) per share if the Company had applied the fair value recognition provisions of Statements on Financial Accounting Standards ("SFAS") No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION," and SFAS No. 148 "ACCOUNTING FOR STOCK-BASED COMPENSATION - TRANSITION AND DISCLOSURE."

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

ADVERTISING EXPENSE

The Company expenses advertising costs as they are incurred. Advertising expense for the years ended December 31, 2002 and 2001 amounted to $100,144 and $137,776, respectively.

SHIPPING AND HANDLING

The Company's shipping and handling costs are included under Cost of Sales.

EVOLVE ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company's accounts receivable are reported net of bad debt reserves, which are regularly evaluated by management for adequacy. The evaluation includes and is not limited to a review of individual customer accounts that have balances beyond the agreed upon terms of the sale. Reserve values are assigned to individual accounts based on the Company's recent payment experience with the customer and knowledge of the customer's creditworthiness.

NOTE 2.  PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31, 2002:

                                                                   Lives
                                                                  In Years
                                                                  --------
         Furniture ..........................     $ 48,310            7
         Equipment ..........................      720,556            5
         Leasehold Improvements .............       67,337           10
                                                  --------

                                                   836,203

         Less:  Accumulated Depreciation ....      537,696
                                                  --------

                                                  $298,507
                                                  ========

NOTE 3.  MARKETABLE EQUITY SECURITIES

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

EVOLVE ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amortized cost of equity securities as shown in the accompanying balance sheet and their estimated market value at December 31, 2002 are as follows:

                                                                         2002
                                                                         ----
Trading securities:
         Cost ....................................................    $  10,572
         Unrealized (loss) .......................................       (8,921)
                                                                      ---------
                                                                          1,651
Available-for-sale securities:
         Cost ....................................................      936,604
         Unrealized loss .........................................     (372,148)
                                                                      ---------
                                                                        564,456
                                                                        566,107
Marketable equity securities classified as current ...............      258,107
                                                                      ---------
Marketable equity securities classified as non-current ...........    $ 308,000
                                                                      =========

Gains (losses) from trading securities that were included in earnings for the years ended December 31, 2002 and 2001 were as follows:

                                                      2002               2001
                                                      ----               ----

Realized gain (loss) .....................          $(12,058)          $  2,300
                                                    ========           ========
Unrealized (loss) ........................          $ (4,956)          $(74,500)
                                                    ========           ========

The change in unrealized losses from available-for-sale securities included as a component of equity for the year ended December 31, 2002 were as follows:

                                                                        2002
                                                                        ----

Unrealized (loss) ............................................      $(1,539,244)
Deferred income tax benefit ..................................          439,200
                                                                    -----------
Change in accumulated other comprehensive (loss) .............      $(1,100,044)
                                                                    ===========

EVOLVE ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company's investment in available-for-sale securities includes 10,100,000 shares (10,000,000 of which are not registered) of SGD Holdings, Ltd., formerly known as GoldOnline International, Inc. ("SGD"), a holding company primarily engaged in acquiring and developing jewelry related businesses, with a cost of $108,854 and a closing value on December 31, 2002 of $505,000 ($.05 per share). The Company's investment represents approximately 10.4% of the outstanding stock of SGD and accordingly the Company is subject to certain restrictions on the number of shares it can sell. The Company classifies 6,159,000 shares of SGD as non-current and 3,941,000 shares of SGD as current, which is approximately the maximum number of shares it could sell within the next 12 months.

During the latter part of 2002 the Company became aware, based upon Securities and Exchange Commission (SEC) filings by SGD, that SGD had taken the position that the Company was the holder of pre-split shares (SGD had a 6 for 1 reverse split) and rather than the Company owning 10 Million shares of SGD the Company was the holder of only 1,666,666 shares of SGD. It is the Company's position that the number of shares that the Company held of SGD as of December 31, 2002 and 2001 is 10 Million. This is based upon purchase and sale arrangements between the Company and SGD wherein the Company was sold, issued and receive 10 Million post split shares of SGD from SGD (formerly known as GoldOnline.com, Inc.). The shares issued and delivered to the Company by SGD reflected the split and the new split CUSIP change. On November 11, 2000, following the Company's receipt of these shares, the Company filed a Form 13D, with the SEC, reflecting the ownership of these shares. The Form 13D had been prepared by SGD's Counsel. SGD filed quarterly and annual financial reports with the SEC reflecting the ownership of 10 Million shares by the Company. Should it ultimately be determined that the shares should be pre-split shares then our investment in SGD, as of December 31, 2002, rather then being included in the accompanying balance sheet as $505,000 (current $197,000; long-term $308,000) might be reduced depending upon the impact of the share price differential on the market price of the SGD shares and the reduced number of shares that the Company would be considered as holding.

NOTE 4.  OTHER COMPREHENSIVE INCOME (LOSS)

The following represents a reconciliation of other comprehensive income (loss) for the year ended December 31, 2002:

Accumulated other comprehensive income at 12/31/01: .               $   727,896
Unrealized (loss) from marketable equity securities . $(1,581,244)
Reclassification adjustment .........................      42,000
                                                      -----------
Net unrealized (loss) from marketable equity
 securities .........................................                (1,539,244)
Deferred income tax benefit .........................                   439,200
                                                                    -----------
Accumulated other comprehensive (loss) ..............               $  (372,148)
                                                                    ===========

EVOLVE ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5.  COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

The Company has entered into two non-cancelable leases in Boca Raton, Florida. The leases provide for base monthly rentals of $7,114 plus the Company's proportionate share of certain expenses with 5% annual increases through June 30, 2003.

Minimum future obligations over the term of the leases are as follows:

                 YEAR ENDED DECEMBER 31,
                 -----------------------
                          2003                    $ 44,102

Rent expense for the years ended December 31, 2002 and 2001 aggregated $87,021 and $83,459 respectively.

LITIGATION

The Company is periodically involved in legal actions and claims that arise as a result of events that occur in the normal course of operations. The ultimate resolution of these actions is not expected to have a material adverse effect on the Company's financial position.

NOTE 6.  INCOME TAXES

The components of income tax expense for continuing operations are as follows for the year ended December 31, 2002 and 2001:

                                                           2002          2001
                                                           ----          ----
Current tax expense (benefit):
   Federal ........................................       $     -      $  1,294
   State ..........................................             -             -
                                                         --------      --------
                                                                -         1,294
Deferred tax expense (benefit) ....................       439,200       (54,800)
                                                         --------      --------

   Total income tax expense (benefit) .............      $439,200      $(53,506)
                                                         ========      ========

EVOLVE ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Total income tax expense (benefit) applicable to earnings (loss) from continuing operations before income taxes is reconciled with the "normally expected" federal income tax expense (benefit) as follows for the year ended December 31, 2002 and 2001:

                                                            2002         2001
                                                            ----         ----

"Normally expected" income tax expense (benefit) ... $ (372,700) $(508,006) Increase (decrease) in taxes resulting from:
State income taxes, net of Federal income
  tax benefit ......................................       (39,800)     (53,300)
Other ..............................................      (292,600)     (11,700)
Change in valuation allowance ......................     1,144,300      519,500
                                                       -----------    ---------

                                                       $   439,200    $ (53,506)
                                                       ===========    =========

The deferred income tax liabilities (assets) at December 31, 2002 are comprised of the following:

                                                          CURRENT     NONCURRENT
                                                          -------     ----------

Unrealized loss on trading securities ...............  $    (3,400)    $      -
Unrealized loss on available-for-sale securities ....      (63,600)     (76,300)
Net operating loss ..................................   (1,227,700)           -
Capital loss ........................................     (294,800)           -
Asset basis .........................................            -        2,000
                                                       -----------     --------
   Total deferred income tax liabilities (assets) ...   (1,589,500)     (74,300)

   Valuation allowance ..............................    1,589,500       74,300
                                                       -----------     --------
Net deferred income tax liabilities (assets) ........  $         -     $      -
                                                       ===========     ========

The Company has provided a valuation allowance on the deferred tax assets because of uncertainty regarding its realization. The increase in the valuation account during the twelve months ended December 31, 2002 and 2001 was $1,144,300 and $519,500 respectively. Management utilizes tax planning strategies and projected future taxable income in assessing these assets.

EVOLVE ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has net operating loss carryforwards as of December 31, 2002, approximating $3,263,000 for federal and state income tax purposes, which expire as follows:

                                                        AVAILABLE
         YEAR OF ORIGINATION        EXPIRING        LOSS CARRYFORWARD
         -------------------        --------        -----------------
                2000                  2020             $   864,000
                2001                  2021               1,329,000
                2002                  2022               1,070,000
                                                       -----------
                                                       $ 3,263,000
                                                       ===========

The Company has net capital loss carryforwards as of December 31, 2002, approximating $784,000 for federal and state income tax purposes, which expire as follows:

                                                        AVAILABLE
         YEAR OF ORIGINATION        EXPIRING        LOSS CARRYFORWARD
         -------------------        --------        -----------------
                2001                  2006             $   777,000
                2002                  2007                   7,000
                                                       -----------
                                                       $   784,000
                                                       ===========

EVOLVE ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7.  DISCONTINUED OPERATIONS

In December 1999, the Company reached an agreement to sell 80% of its wholly owned subsidiary ACS to an ACS officer for $500,000. On September 11, 2001 the Company sold its remaining 20% interest to an ACS officer in exchange for discharge of any liabilities of ACS.

On December 14, 2001 the Company entered into a stock purchase agreement with NYCLE Acquisition Corp ("the Purchaser") to sell the Company's interest in BroadcastWeb (an aggregator and broadcaster of streaming media programming on the Web). The Company sold, transferred and assigned to the Purchaser all of its shares of the common stock of BroadcastWeb, representing 1,350 shares of the 1,500 outstanding shares of the common stock of BroadcastWeb. Pursuant to the stock purchase agreement, the Company assumed liability for the outstanding inter-company payable, the Purchaser is not responsible for any outstanding debt, federal, state, and local taxes but is responsible for all vendor payables.

Following is summarized financial information for the discontinued operations during the twelve months ended December 31, 2001, including expenses associated with the divestiture:

                                                                         2001
                                                                         ----
Net sales - ACS ................................................      $       -
Net sales - BroadcastWeb .......................................          8,430
                                                                      ---------
Net sales - Total ..............................................      $   8,430
                                                                      =========

Net loss from discontinued operations - ACS ....................      $       -
Net loss from discontinued operations - BroadcastWeb ...........       (204,606)
                                                                      ---------
Net loss from discontinued operations ..........................       (204,606)
                                                                      ---------

Loss on sale- net of income taxes of ($107,100) BroadcastWeb ...       (177,643)
Gain on sale - net of income taxes of ($73,400) ACS

Net gain (loss) on sale ........................................       (177,643)
                                                                      ---------

Net (loss) from discontinued operations ........................      $(382,249)
                                                                      =========

Net earnings (loss) per common share:
Basic ..........................................................      $    0.00
                                                                      =========
Diluted ........................................................      $    0.00
                                                                      =========

EVOLVE ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8.  STOCK REPURCHASE

The Company has been authorized and empowered to acquire in the open market up to one million dollars of the common stock of the Company upon such terms and conditions as management shall determine consistent with applicable rules and regulations of the Securities and Exchange Commission. Pursuant to a plan approved by the board of directors, the Company has repurchased in the twelve month period ended December 31, 2002 a total of 57,861 shares of its common stock for $97,291. The repurchased shares have been retired. Effective October 7, 2002, the Company ceased the stock repurchase plan.

NOTE 9.  STOCK OPTIONS

In November 1999, the Board of Directors approved the establishment of Evolve One, Inc. Stock Option Plan (the "Plan") to provide incentives to attract future employees and retain existing key employees with the Company. The Company has reserved 100,000 shares of common stock for the grant of qualified incentive options or non-qualified options to employees and directors of the Company or its parents or subsidiaries, and to non-employee directors, consultants and advisors and other persons who may perform significant services for or on behalf of the Company under the Plan. Prices for incentive stock options must provide for an exercise price of not less than 100% of the fair market value of the common stock on the date the options are granted unless the eligible employee owns more than 10% of the Company's common stock for which the exercise price must be at least 110% of such fair market value. Non-statutory options must provide for an exercise price of not less than 85% of the fair market value. The Plan was approved by the shareholders at a meeting on November 11, 1999.

The Company applied Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for the incentive stock options granted to employees under its stock option plan in its statements of operations. During 2002, the Company granted nonqualified options outside of the Plan to Directors to purchase 8,000 shares of common stock. The stock options, expiring January 3, 2007, have an exercise price of $.007 per share and vest immediately. The Company did not grant any options during the year ended December 31, 2001.

EVOLVE ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the status of the Company's stock options as of December 31, 2002 and the changes during the years ended December 31, 2002 and 2001 is presented below:

                                                                      WEIGHTED
                                                                      AVERAGE
                                                         SHARES        PRICE
                                                         ------        -----

         Beginning Balance, January 1, 2001 .........        -         $   -
         Options granted ............................        -             -
         Options exercised ..........................        -             -
         Options cancelled ..........................        -             -
                                                         -----         -----

         Ending Balance, December 31, 2001 ..........        -         $   -
                                                         -----         -----

         Options granted ............................    8,000         $.007
         Options exercised ..........................        -             -
         Options cancelled ..........................        -             -
                                                         -----         -----

         Ending Balance, December 31, 2002 ..........    8,000         $.007
                                                         =====         =====

The pro forma compensation expense of the stock options would not be material to the accompanying financial statements for the current period, if the Company would have elected SFAS No. 123. The Company used the Black-Scholes option pricing model to determine the fair value of the grants. The assumptions were applied as follows:

         Risk Free Interest Rate ................................  4.93%
         Expected Dividend Yield ................................    0%
         Expected Option Life ...................................  5 years
         Expected Stock Price Volatility ........................  138%

EVOLVE ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10. SEGMENT INFORMATION

The Company reports segments based upon the management approach, which designates the internal reporting that is used by management for making operating decisions and assessing performance.

For the twelve months ended December 31, 2002, the Company operated in the following segments, none of which have inter-segment revenues:

                                                       A1DISCOUNT
                VENTURES      STOGIES     CORPORATE     PERFUME     CONSOLIDATED
                --------      -------     ---------     -------     ------------

Revenue ....   $        -   $1,395,988   $         -   $  58,205    $ 1,454,193

Operating
Loss .......     (109,981)    (244,798)     (736,646)     (2,889)    (1,094,314)

Other income
(expense) ..           13        5,436        (7,341)          -         (1,892)

Loss from
continuing
operations .     (108,068)    (146,462)   (1,279,287)     (1,589)    (1,535,406)

Assets .....   $  718,401      785,206   $ 1,152,548      43,796    $ 2,699,951


For the twelve months ended December 31, 2001, the Company operated in the following segments, none of which have inter-segment revenues:

                                                       A1DISCOUNT
                VENTURES      STOGIES     CORPORATE     PERFUME     CONSOLIDATED
                --------      -------     ---------     -------     ------------

Revenue        $        -   $1,296,008   $         -   $  15,515    $ 1,311,523

Operating
Loss .......      (49,115)    (658,122)     (699,803)    (10,541)    (1,417,581)
Other income
(expense) ..     (145,454)          68        67,887           -        (77,499)

Loss from
continuing
operations .      (65,169)    (413,453)     (956,410)     (6,542)    (1,441,574)

Assets .....   $2,161,708      773,321   $ 2,589,022        (528)     5,523,523

EVOLVE ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Corporate assets consist primarily of cash. Interest expense is allocated to the other segments to the extent it exceeds interest income.

NOTE 11. SUBSEQUENT EVENTS

On January 31, 2003, the Company effected a 250 to 1 reverse stock split. All share and per share amounts have been retroactively restated to reflect the reverse stock split.

On August 6, 2004, the Company received a late filers notice from the Securities And Exchange Commission. The letter dated July 29, 2004, stated: "IT APPEARS THAT THE REGISTRANT ("EVOLVE ONE, INC."), IS NOT IN COMPLIANCE WITH ITS REPORTING REQUIREMENTS UNDER SECTION 13(A) OF THE SECURITIES EXCHANGE ACT OF 1934. IF THE REGISTRANT IS IN COMPLIANCE WITH ITS REPORTING REQUIREMENTS, PLEASE CONTACT US WITHIN FIFTEEN DAYS FROM THE DATE OF THIS LETTER SO WE CAN DISCUSS THE REASONS WHY OUR RECORDS DO NOT INDICATE THAT COMPLIANCE. IF THE REGISTRANT IS NOT IN COMPLIANCE WITH ITS REPORTING REQUIREMENTS, IT SHOULD FILE ALL REQUIRED REPORTS WITHIN FIFTEEN DAYS FROM THE DATE OF THIS LETTER. IF THE REGISTRANT HAS NOT FILED ALL REQUIRED REPORTS WITHIN FIFTEEN DAYS FROM THE DATE OF THIS LETTER, PLEASE BE AWARE THAT THE REGISTRANT MAY BE SUBJECT, WITHOUT FURTHER NOTICE, TO AN ADMINISTRATIVE PROCEEDING TO REVOKE ITS REGISTRATION UNDER THE SECURITIES EXCHANGE ACT OF 1934. THIS ADMINISTRATIVE PROCEEDING WOULD BE BROUGHT BY THE COMMISSION'S DIVISION OF ENFORCEMENT PURSUANT TO SECTION 12(J) OF THE SECURITIES EXCHANGE ACT OF 1934. IF THE REGISTRANT'S STOCK IS TRADING, IT ALSO MAY BE SUBJECT TO A TRADING SUSPENSION BY THE COMMISSION PURSUANT TO
SECTION 12(K) OF THE SECURITIES EXCHANGE ACT OF 1934. FINALLY, PLEASE CONSIDER WHETHER THE REGISTRANT IS ELIGIBLE TO TERMINATE ITS REGISTRATION UNDER THE SECURITIES EXCHANGE ACT OF 1934. IF THE REGISTRANT IS ELIGIBLE TO TERMINATE ITS REGISTRATION, IT WOULD DO SO BY FILING A FORM 15 WITH THE COMMISSION. WHILE THE FILING OF A FORM 15 MAY CEASE THE REGISTRANT'S ON-GOING REQUIREMENT TO FILE PERIODIC AND CURRENT REPORTS, IT WOULD NOT REMOVE THE REGISTRANT'S OBLIGATION TO FILE ALL REPORTS REQUIRED UNDER SECTION 13(A) OF THE SECURITIES EXCHANGES ACT OF 1934 THAT WERE DUE ON OR BEFORE THE DATE THE REGISTRANT FILED ITS FORM 15. AGAIN, IF THE REGISTRANT IS ELIGIBLE TO TERMINATE ITS REGISTRATION UNDER THE SECURITIES EXCHANGE ACT OF 1934, PLEASE NOTE THAT THE FILING OF A FORM 15 WOULD NOT REMOVE THE REGISTRANT'S REQUIREMENT TO FILE DELINQUENT SECURITIES EXCHANGE ACT OF 1934 REPORTS - THE REGISTRANT WOULD STILL BE REQUIRED TO FILE WITH THE COMMISSION ALL PERIODIC REPORTS DUE ON OR BEFORE THE DATE ON WHICH THE REGISTRANT FILED A FORM 15."

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

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


                                    PART III

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

                                        POSITION OR OFFICE           DATE FIRST
 NAME                      AGE          WITH THE COMPANY             ELECTED
 ----                      ---          ------------------           ----------
 Gary Schultheis           38           President, Director          1998
 Herbert Tabin             37           Director                     1998
 Martin Scott              36           Director                     2001
 Marissa Dermer            36           Controller                   2000

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

HERBERT TABIN is a Director and founder of the Company and currently serves as its Director of Marketing. Mr. Tabin has been a Director of Evolve One, Inc. since February 1998. Mr. Tabin is currently the President, CEO and a Director of OnSpan Networking, Inc., a related party, a publicly, traded company. Mr. Tabin is also currently Vice President of Millennium Holdings Group, Inc. a private Florida-based venture capital firm. Mr. Tabin has been Vice President with Millennium Holdings since 1996. In February 1999, Mr. Tabin became President of Interactive Golf Marketing a publicly traded company that became WowStores.com. In August 1999, Mr. Tabin resigned as President of WowStores.com following its acquisition by StockFirst.com. Previously, Mr. Tabin was a Vice President of Marketing with LBI Group, Inc., a merchant banking and venture capital group from April 1995 to December 1996. From September 1993 to March 1995 Mr. Tabin was a vice president with HBL Associates a financial relations firm in New York City. From 1989 to August 1993 Mr. Tabin was employed with the American Stock Exchange and New York-based Stock Brokerage firms Stratton Securities, Continental Broker-Dealer and Kensington Wells, Inc. Mr. Tabin received a Bachelor of Science in Business Economics from the State University of New York At Oneonta in 1989. In March 2000, the State University of New York At Oneonta named their campus' largest computer lab, the Tabin Computer Lab.

MARISSA DERMER is currently controller for the Company. From September 1997 to April 2000 Ms. Dermer was an assistant controller with Mitchell Hutchins Asset Management, Inc., the mutual fund advisory group of Paine Webber Inc. From 1990 to 1997, Ms. Dermer was a manager of David Berdon and Company LLP, a leading public accounting firm headquartered in New York City. Ms. Dermer graduated in 1990 from the State University of New York at Albany with a degree in Business/Accounting. Ms. Dermer is the Treasurer, Chief Financial Officer and a Director of OnSpan Networking, Inc., a related party.

MARTIN SCOTT is a certified public accountant, he owns a consulting practice that specializes in assisting small public companies in preparing financial reports. He was Chief Financial Officer of Geotec Thermal Generators, Incorporated from January 2000 Until July 2001. Mr. Scott served as Secretary and Treasurer and Principal Accounting and Financial Officer of Registry Magic, Incorporated, a NASDAQ traded company since October 1997. From June 1996 until October 1997, Millward & Co., CPAs, employed him as an Audit Supervisor. From October 1995 until June 1996, Mr. Scott served as Controller of ERD Waste Corp., a NASDAQ traded company, a waste disposal company. Prior thereto, from January 1995, he was employed as a Senior Accountant with the firm of Richard A. Eisner & Co., LLP. From January 1991 to January 1995, he was employed as a Senior Accountant with the firm of Feldman Radin & Co., P.C.

CODE OF ETHICS

Effective November 18, 2002, our board of directors adopted a Code of Business Conduct and Ethics that applies to, among other persons, our company's President (being our principal executive officer) as well as all employees. As adopted, our Code of Business Conduct and Ethics sets forth written standards that are designed to deter wrongdoing and to promote:

      - honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

      - full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the Securities and Exchange Commission and in other public communications made by us;

      -  compliance with applicable governmental laws, rules and regulations;

      - the prompt internal reporting of violations of the Code of Business Conduct and Ethics to an appropriate person or persons identified in the Code of Business Conduct and Ethics; and

      - accountability for adherence to the Code of Business Conduct and Ethics.

Our Code of Business Conduct and Ethics requires, among other things, that all of our company's personnel shall be accorded full access to our President with respect to any matter that may arise relating to the Code of Business Conduct and Ethics. Further, all of our company's personnel are to be accorded full access to our company's board of directors if any such matter involves an alleged breach of the Code of Business Conduct and Ethics by our President.

In addition, our Code of Business Conduct and Ethics emphasizes that all employees, and particularly managers and/or supervisors, have a responsibility for maintaining financial integrity within our company, consistent with generally accepted accounting principles, and federal, provincial and state securities laws. Any employee who becomes aware of any incidents involving financial or accounting manipulation or other irregularities, whether by witnessing the incident or being told of it, must report it to his or her immediate supervisor or to our company's President. If the incident involves an alleged breach of the Code of Business Conduct and Ethics by the President, the incident must be reported to any member of our board of directors. Any failure to report such inappropriate or irregular conduct of others is to be treated as a severe disciplinary matter. It is against our company policy to retaliate against any individual who reports in good faith the violation or potential violation of our company's Code of Business Conduct and Ethics by another.

Our Code of Business Conduct and Ethics is filed herewith with the Securities and Exchange Commission as Exhibit 14 to this annual report. We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to: Evolve One, Inc., 6413 Congress Avenue, Suite 230, Boca Raton, FL 33487

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

NONE.

SEC COMMUNICATIONS

In a letter dated September 5, 2002, the staff of the Southeast Regional Office (the "Staff") of the Securities and Exchange Commission ("SEC") informed EONE that the Staff intends to recommend that the SEC pursue a federal injunctive action against EONE for violations of the antifraud provisions of the federal securities laws. Since receiving the letter, which did not explain the basis for the Staff's recommendation, EONE has met with the Staff twice to discuss the matter, and has been informed that the potential charges relate to two press releases issued by EONE in March 2000. The Staff indicated that EONE may submit a written statement explaining why it believes the SEC should not accept the Staff's recommendation. EONE had determined not to submit such a statement at this time. EONE also was informed that the Staff intends to recommend similar charges against EONE's principal shareholders, Gary Schultheis and Herbert Tabin, based on the same press releases and transactions in the securities of other companies.

Also see Note 11 to the Financial Statements.

ITEM 10. EXECUTIVE COMPENSATION

The following table shows the cash compensation of the Company's chief executive officer and each officer whose total cash compensation exceeded $100,000, for the three fiscal years ended December 31, 2002. The Company has no long-term compensation plans.

  NAME AND         FISCAL                               OTHER           ALL
  PRINCIPAL        YEAR                                 ANNUAL         OTHER
  POSITION         ENDED      SALARY ($)  BONUS ($)  COMPENSATION   COMPENSATION
  --------         -----      ----------  ---------  ------------   ------------

Gary Schultheis   12/31/02    $ 105,572   $      -       N/A            N/A
                  12/31/01    $ 105,572   $      -       N/A            N/A
                  12/31/00    $  99,706   $ 36,124       N/A            N/A


Herbert Tabin     12/31/02    $ 105,572   $      -       N/A            N/A
                  12/31/01    $ 105,052   $      -       N/A            N/A
                  12/31/00    $  99,216   $ 36,124       N/A            N/A


In 2002 the Company accrued $100,000 in salaries in accordance with the employment agreement signed January 3, 2002 with its President and Director of Marketing, see Employment Contracts below.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

                      NUMBER OF     PERCENT OF TOTAL
                     SECURITIES      OPTIONS/SARS
                     UNDERLYING       GRANTED TO       EXERCISE OR
                    OPTIONS/SARS     EMPLOYEES IN      BASE PRICE     EXPIRATION
     NAME         GRANTED (NUMBER)    FISCAL YEAR      ($/SHARE)         DATE
     ----         ----------------    -----------      ---------         ----

Gary Schultheis         4,000             50%             .007          1/3/07
Herbert Tabin           4,000             50%             .007          1/3/07

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

EMPLOYMENT CONTRACTS

In January 2002, the Company's President and Director of Marketing entered into employment agreements with the Company. The contracts expire in January 2009 and provide for the granting of 4,000 stock options (as restated for the reverse stock split) each to the President and Director of Marketing at an exercise price of the average of closing price for the five (5) trading days preceding the anniversary date less fifteen (15%) percent each year. The annual salary under each of the agreements is $150,000 each, which will be increased by 10% each year.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table indicates all persons who, as of December 31, 2002, the most recent practicable date, are known by the Company to own beneficially more than 5% of any class of the Company's voting securities and all Directors of the Company and all Officers who are not Directors of the Company, as a group. As of December 31, 2002, there were 3,104,304 (1) shares as restated of the Company's common stock outstanding.

             NAME AND ADDRESS                 AMOUNT AND NATURE
    TITLE      OF BENEFICIAL                    OF BENEFICIAL         % OF
  OF CLASS         OWNER                            OWNER             CLASS
  --------         -----                            -----             -----

   Common    Gary Schultheis (2)                  1,024,137           32.99%
             6413 Congress Ave, Suite 240
             Boca Raton, FL  33487

   Common    Herbert Tabin (3)                    1,022,499           32.93%
             6413 Congress Ave, Suite 240
             Boca Raton, FL  33487

   Common    All directors and executive          2,046,636           65.92%
             officers as a group (two persons)

(1) This amount includes options to acquire an aggregate of 8,000 common shares of stock at an exercise price of $.007 per share.

(2) This amount includes options to acquire 4,000 common shares of stock at an exercise price of $.007 per share.

(3) This amount includes options to acquire 4,000 common shares of stock at an exercise price of $.007 per share.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

         (a) EXHIBITS

         EXHIBIT NUMBER                         DESCRIPTION
         --------------                         -----------

              14 Evolve One, Inc. Code of Business Conduct and Ethics Adopted by the Board of Directors On November18, 2002

              21                Subsidiaries of Evolve One, Inc.

              31.1 Certification of President and Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                                Section 302 of the Sarbanes-Oxley Act of 2002

              32.1 Certification of President and Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                                Section 906 of the Sarbanes-Oxley Act of 2002


         (b) REPORTS ON FORM 8-K

         Employment Agreement with President and Principal Financial and Accounting Officer, and Director of Marketing

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

The aggregate audit fees billed by Goldstein Lewin & Co. for professional services rendered for the audit of our annual financial statements included in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002 and for the review of quarterly financial statements included in our Quarterly Reports on Form 10-QSB for the quarters ending March 31, June 30, and September 30, 2002 were $40,750.

The aggregate audit fees billed by Goldstein Lewin & Co. for professional services rendered for the audit of our annual financial statements included in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001 and for the review of quarterly financial statements included in our Quarterly Reports on Form 10-QSB for the quarters ending March 31, June 30, and September 30, 2001 were $68,367.

AUDIT RELATED FEES

For the fiscal years ended December 31, 2002 and 2001, the aggregate fees billed for assurance and related services by Goldstein, Lewin & Co. relating to the performance of the audit of our financial statements which are not reported under the caption "Audit Fees" above was $0 and $0, respectively.

TAX FEES

For the fiscal years ended December 31, 2002 and 2001 the aggregate fees billed for tax compliance, tax advice and tax planning, include the preparation of federal and state corporate income tax returns. The aggregate tax fees billed to Evolve One by Goldstein Lewin & Co. for the fiscal years ended December 31, 2002 and 2001 were approximately $5,500 and 4,245, respectively.

ALL OTHER FEES

Other than fees relating to the services described above under "Audit Fees," "Audit-Related Fees" and "Tax Fees," there were no additional fees billed by Goldstein Lewin & Co. for services rendered to Evolve One for the fiscal years ended December 31, 2002 and 2001.

AUDIT COMMITTEE POLICIES

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before our independent auditor is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

      *  approved by our audit committee; or

      * entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular service, the audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee's responsibilities to management.

The audit committee pre-approves all services provided by our independent auditors, including those set forth above. The audit committee has considered the nature and amount of fees billed by Goldstein Lewin & Co. and believes that the provision of services for activities unrelated to the audit is compatible with maintaining Goldstein Lewin & Co.'s independence.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    EVOLVE ONE, INC.


Date:  August 27,2004               By: /s/ Gary Schultheis
                                        -------------------
                                        Gary Schultheis,
                                        President
                                        (President and Principal Financial and
                                        Accounting Officer)


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:  August 27, 2004              By: /s/ Gary Schultheis
                                        -------------------
                                        Gary Schultheis,
                                        Director

Date:  August 27, 2004              By: /s/ Herbert Tabin
                                        ------------------
                                        Herbert Tabin,
                                        Director

Date:  August 27, 2004              By: /s/ Martin Scott
                                        ----------------
                                        Martin Scott,
                                        Director

                                  EXHIBIT INDEX

         EXHIBIT NUMBER                         DESCRIPTION
         --------------                         -----------

              14 Evolve One, Inc. Code of Business Conduct and Ethics Adopted by the Board of Directors On November 18, 2002

              21                Subsidiaries of Evolve One, Inc.

              31.1 Certification of President and Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                                Section 302 of the Sarbanes-Oxley Act of 2002

              32.1 Certification of President and Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                                Section 906 of the Sarbanes-Oxley Act of 2002