Form 10QSB
period 2003-03-31
EVOLVE ONE INC
filed 2004-08-27
CIK 1088787

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

               Quarterly Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

                        For Quarter Ended: MARCH 31, 2003


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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X].

The number of shares outstanding of registrant's common stock, par value $.00001 per share, as of March 31, 2003 was 3,096,304.

Transitional Small Business Disclosure Format (Check one):  Yes [ ] No [X].

                        EVOLVE ONE, INC. AND SUBSIDIARIES

                                      INDEX

                                                                           Page
                                                                            No.
Part I.  Financial Information (unaudited)

Item 1.  Condensed Consolidated:

           Balance Sheet - March 31, 2003 ...............................      3

           Statements of Operations-
           Three Months Ended March 31, 2003 and 2002 ...................      4

           Statement of Stockholders' Equity -
           Three Months Ended March 31, 2003 ............................      5

           Statements of Cash Flows -
           Three Months Ended March 31, 2003 and 2002 ...................    6-7

           Notes to Condensed Consolidated Financial Statements .........   8-15

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations ......................................  16-19

Item 3.  Controls and Procedures ........................................     19

Part II. Other Information ..............................................     20

Signatures ..............................................................     21

EVOLVE ONE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET
MARCH 31, 2003
(unaudited)


Assets

Current assets
  Cash and cash equivalents .....................................   $ 1,091,064
  Accounts receivable ...........................................        18,250
  Marketable equity securities ..................................       268,522
  Inventory .....................................................       413,444
  Other current assets ..........................................       104,852
                                                                    -----------

      Total current assets ......................................     1,896,132

Note Receivable .................................................        10,000
Property and equipment, net .....................................       273,906
Marketable equity securities ....................................       369,540
Other assets ....................................................        11,060
                                                                    -----------

    Total assets ................................................   $ 2,560,638
                                                                    ===========

Liabilities and stockholders' equity

Current liabilities
  Accounts payable ..............................................   $    27,629
  Accrued liabilities ...........................................       194,959
                                                                    -----------

      Total current liabilities .................................       222,588

Commitments and contingencies

Stockholders' equity
  Cumulative convertible preferred stock, $.0001 par value;
    authorized 10,000,000 shares; outstanding -0- shares ........             -
  Common stock, $.00001 par value. Authorized 1,000,000,000
    shares; issued and outstanding 3,096,304 shares .............            31
  Paid-in capital ...............................................     6,730,343
  Accumulated deficit ...........................................    (4,093,286)
  Accumulated other comprehensive loss ..........................      (299,038)
                                                                    -----------

      Total stockholders' equity ................................     2,338,050
                                                                    -----------

    Total liabilities and stockholders' equity ..................   $ 2,560,638
                                                                    ===========

See accompanying notes to condensed consolidated financial statements.

EVOLVE ONE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2003 AND 2002
(unaudited)

                                                          2003          2002
                                                          ----          ----

Sales and revenue ..................................  $   353,077   $   275,815

Cost of sales ......................................      237,441       199,404
                                                      -----------   -----------

Gross profit .......................................      115,636        76,411

Selling, general and administrative expense ........      348,102       309,431
                                                      -----------   -----------

  Loss from operations .............................     (232,466)     (233,020)
                                                      -----------   -----------

Other income (expense):
  Loss from sale of marketable equity securities ...            -       (43,525)
  Investment income ................................          967         4,248
  Unrealized (loss) on marketable equity securities        (1,156)       (3,304)
                                                      -----------   -----------

    Total other (expense) ..........................         (189)      (42,581)
                                                      -----------   -----------

Loss before income taxes ...........................     (232,655)     (275,601)

Income tax expense .................................            -       102,300
                                                      -----------   -----------

Net loss ...........................................  $  (232,655)  $  (377,901)
                                                      ===========   ===========

Net (loss) per share
  Basic ............................................  $     (0.08)  $     (0.12)
                                                      ===========   ===========
  Diluted ..........................................  $     (0.08)  $     (0.12)
                                                      ===========   ===========

Weighted average number of common shares outstanding
  Basic ............................................    3,096,304     3,153,785
                                                      ===========   ===========
  Diluted ..........................................    3,096,304     3,153,785
                                                      ===========   ===========

See accompanying notes to condensed consolidated financial statements.

EVOLVE ONE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
THREE MONTHS ENDED MARCH 31, 2003
(unaudited)

                                                                                            Accumulated
                                                                                               Other
                                              Common Stock       Paid-in     Accumulated    Comprehensive
                                           Shares   Par Value    Capital       Deficit         Income        Total
                                         ---------  ---------  -----------   -----------    -------------  -----------
Balance, January 1, 2003 ..............  3,096,304    $ 31     $ 6,730,343   $(3,860,631)    $ (372,148)   $ 2,497,595
                                                                                                           -----------
  Comprehensive income (loss):
    Unrealized (loss) on available-
      for-sale securities, net ........          -       -               -             -         73,110         73,110
    Net loss ..........................          -       -               -      (232,655)             -       (232,655)
                                                                                                           -----------
      Total comprehensive income (loss)          -       -               -             -              -       (159,545)
                                         ---------    ----     -----------   -----------     ----------    -----------
Balance, March 31, 2003 ...............  3,096,304    $ 31     $ 6,730,343   $(4,093,286)    $ (299,038)   $ 2,338,050
                                         =========    ====     ===========   ===========     ==========    ===========

See accompanying notes to condensed consolidated financial statements.

EVOLVE ONE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2003 AND 2002
(unaudited)


                                                          2003          2002
                                                          ----          ----

Cash flows from operating activities
Net (loss) .........................................  $  (232,655)  $  (377,901)
Adjustments to reconcile net (loss)  to net
 cash (used in) operating activities:
  Depreciation and amortization ....................       25,974        40,828
  Loss on marketable equity securities .............            -        43,525
  Unrealized loss on marketable equity securities ..        1,156         3,304
  Proceeds from sale of marketable equity
   securities ......................................            -        56,424
  Deferred income taxes ............................            -       102,300
  Decrease (increase) in assets:
    Accounts receivable ............................       22,505         6,558
    Inventory ......................................      (77,837)       13,723
    Note receivable ................................      (10,000)            -
    Other assets ...................................      (27,920)       14,940
  Increase (decrease) in liabilities:
    Accounts payable ...............................      (72,119)      (27,734)
    Accrued liabilities ............................       92,351         2,795
                                                      -----------   -----------

Net cash (used in) operating activities ............     (278,545)     (121,238)
                                                      -----------   -----------

Cash flows from investing activities
  Capital expenditures .............................       (1,374)         (938)
                                                      -----------   -----------

Net cash (used in) investing activities ............       (1,374)         (938)
                                                      -----------   -----------

                                                                     Continued

See accompanying notes to condensed consolidated financial statements.

EVOLVE ONE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2003 AND 2002
(unaudited)

(Continued)
                                                          2003          2002
                                                          ----          ----

Net (decrease) in cash and cash equivalents ........     (279,919)     (122,176)
Cash and cash equivalents, beginning of period .....    1,370,983     2,169,262
                                                      -----------   -----------
Cash and cash equivalents, end of period ...........  $ 1,091,064   $ 2,047,086
                                                      ===========   ===========


See accompanying notes to condensed consolidated financial statements.

EVOLVE ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Evolve One, Inc. (the "Company" or "EONE") is a diversified holding company that develops and operates Internet and direct retail marketing companies. The EONE Group includes wholly owned subsidiaries, StogiesOnline.com, Inc. ("Stogies") (www.CigarCigar.com), A1Discount Perfume, Inc. (www.A1DiscountPerfume.com), and International Internet Venture I, LLC ("Ventures"). The company previously had majority interests in The BroadcastWeb.com, Inc. ("BroadcastWeb") (www.thebroadcastweb.com) sold in 2001. EONE, through its Venture division, owns an equity interest in several companies, some of which are classified as trading securities and some of which are classified as available-for-sale securities. EONE was incorporated in Delaware on June 21, 1994.

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations for interim reporting. The Company believes that the disclosures contained herein are adequate to make the information presented not misleading. However, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report for the year ended December 31, 2002, which is included in the Company's Form 10-KSB for the year ended December 31, 2002. The financial data for the interim periods presented may not necessarily reflect the results to be anticipated for the complete year. Certain reclassifications of the amounts presented for the comparative period have been made to conform to the current presentation.

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

NET EARNINGS (LOSS) PER SHARE

Basic net earnings (loss) per share is computed by dividing net earnings (loss) by the weighted-average number of shares outstanding. Diluted net earnings
(loss) per share includes the dilutive effect of stock options. The calculation of diluted weighted average shares outstanding for the quarters ending March 31, 2003 and 2002 excludes 16,000 and 8,000 common shares, respectively, issuable pursuant to outstanding options. Theses shares were excluded because their effect was anti-dilutive.

STOCK-BASED COMPENSATION

The Company granted stock options to directors and employees that are more fully described in Note D. The Company accounts for its stock options using the intrinsic value method under Accounting Principles Board Opinion ("APB") No. 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES."

The proforma effect of the compensation expense would not be material in computing the net (loss) and (loss) per share if the Company had applied the fair value recognition provisions of Statements on Financial Accounting Standards ("SFAS") No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION," and SFAS No. 148 "ACCOUNTING FOR STOCK-BASED COMPENSATION - TRANSITION AND DISCLOSURE."

STOCK SPLIT

On January 31, 2003, the Company issued a 250 to 1 reverse stock split. All share and per share amounts have been retroactively restated to reflect the reverse stock split.

NOTE B.  MARKETABLE EQUITY SECURITIES

SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities," requires that all applicable investments be classified as trading securities, available-for-sale securities or held-to-maturity securities. The Company has classified certain of its investments as trading securities which are reported at fair value, which is defined to be the last closing price for the listed securities. The unrealized gains and losses which the Company recognizes from its trading securities are included in earnings. The Company also has investments classified as available-for-sale, which are also required to be reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity (net of the effect of income taxes). Fair value is also defined to be the last closing price for the listed security. Due to the size of certain of the Company's investments and their limited trading volume, there can be no assurance that the Company will realize the value which is required to be used by SFAS No. 115.

The amortized cost of equity securities as shown in the accompanying balance sheet and their estimated market value at March 31, 2003 are as follows:

                                                                         2003
                                                                         ----
Trading securities:
         Cost ....................................................    $  10,572
         Unrealized (loss) .......................................      (10,076)
                                                                      ---------
                                                                            496
Available-for-sale securities:
         Cost ....................................................      936,604
         Unrealized (loss) .......................................     (299,038)
                                                                      ---------
                                                                        637,566
                                                                        638,062
Marketable equity securities classified as current ...............      268,522
                                                                      ---------
Marketable equity securities classified as non-current ...........    $ 369,540
                                                                      =========

Gains (losses) from trading securities that were included in earnings for the three months ended March 31, 2003 and 2002 were as follows:

                                                      2003               2002
                                                      ----               ----

Realized (loss) ..........................           $     -           $(43,525)
                                                    ========           ========
Unrealized (loss) ........................          $ (1,156)          $ (3,304)
                                                    ========           ========

The change in unrealized losses from available-for-sale securities included as a component of equity for the three months ended March 31, 2003 and 2002 were as follows:

                                                           2003          2002
                                                           ----          ----

Unrealized gain  (loss) .............................    $ 73,110     $(271,800)
Decrease in deferred tax asset ......................      27,400       102,300
Allowance deferred taxes ............................     (27,400)            -
                                                         --------     ---------
Accumulated other comprehensive income (loss) .......    $ 73,110     $(169,500)
                                                         ========     =========

The Company's investment in available-for-sale securities includes 10,200,000 shares (10,000,000 of which are not registered) of SGD Holdings, Ltd., formerly known as Goldonline International, Inc. ("SGD"), a holding company primarily engaged in acquiring and developing jewelry related businesses, with a cost of $158,854 and a closing value on March 31, 2003 of $606,000 ($.06 per share). The Company's investment represents approximately 10.4% of the outstanding stock of SGD and accordingly the Company is subject to certain restrictions on the number of shares it can sell. There can be no assurance that the company will realize the calculated carrying value of the securities. The Company classifies 6,159,000 shares of SGD as non-current and 3,941,000 shares of SGD as current, which is approximately the maximum number of shares it could sell within the next twelve months.

During the latter part of 2002 the Company became aware, based upon Securities and Exchange Commission (SEC) filings by SGD, that SGD had taken the position that the Company was the holder of pre-split shares (SGD had a 6 for 1 reverse split) and rather than the Company owning 10 Million shares of SGD the Company was the holder of only 1,666,666 shares of SGD. It is the Company's position that the number of shares that the Company held of SGD as of March 31, 2003 and 2002 is 10 Million. This is based upon purchase and sale arrangements between the Company and SGD wherein the Company was sold, issued and receive 10 Million post split shares of SGD from SGD (formerly known as GoldOnline.com, Inc.). The shares issued and delivered to the Company by SGD reflected the split and the new split CUSIP change. On November 11, 2000, following the Company's receipt of these shares, the Company filed a Form 13D, with the SEC, reflecting the ownership of these shares. The Form 13D had been prepared by SGD's Counsel. SGD filed quarterly and annual financial reports with the SEC reflecting the ownership of 10 Million shares by the Company. Should it ultimately be determined that the shares should be pre-split shares then our investment in SGD, as of March 31, 2003, rather then being included in the accompanying balance sheet as $606,000 (current $236,460; long-term $369,540) might be reduced depending upon the impact of the share price differential on the market price of the SGD shares and the reduced number of shares that the Company would be considered as holding.

NOTE C.  INCOME TAXES

The components of income tax expense are as follows for the three months ended March 31, 2003 and 2002:

                                                          2003            2002
                                                          ----            ----
Current tax expense:
   Federal ....................................          $     -        $      -
   State ......................................                -               -
                                                         -------        --------
                                                               -               -
Deferred tax expense ..........................                -         102,300
                                                         -------        --------

   Total income tax expense ...................          $     -        $102,300
                                                         =======        ========

Total income tax expense (benefit) applicable to earnings (loss) before income taxes is reconciled with the "normally expected" federal income tax expense (benefit) as follows for the three months ended March 31, 2003 and 2002:

                                                            2003         2002
                                                            ----         ----

"Normally expected" income tax expense (benefit) .....   $ (79,100)   $ (88,900)

Increase (decrease) in taxes resulting from:
State income taxes, net of Federal income
  tax benefit ........................................      (8,400)     (14,800)
Nondeductible meals and other ........................      28,200          500
Change in valuation allowance ........................      59,300      205,500
                                                         ---------    ---------

                                                         $       -    $ 102,300
                                                         =========    =========

The deferred income tax liabilities (assets) at March 31, 2003 are comprised of the following:

                                                        CURRENT      NONCURRENT
                                                        -------      ----------

Unrealized loss on trading securities ..............  $    (3,800)    $      -
Unrealized gain on available-for-sale securities ...      (47,300)     (65,200)
Officers Salaries ..................................      (49,900)           -
Net operating loss .................................   (1,558,700)           -
Asset basis ........................................            -        1,800
                                                      -----------     --------
   Total deferred income tax (assets) ..............   (1,659,700)     (63,400)
   Valuation allowance .............................    1,659,700       63,400
                                                      -----------     --------
Net deferred income tax (assets) ...................  $         -     $      -
                                                      ===========     ========

The Company has provided a valuation allowance on the deferred tax assets because of uncertainty regarding its realization. The increase in the valuation account during the three months ended March 31, 2003 and 2002 was $59,300 and $205,500 respectively. Management utilizes tax planning strategies and projected future taxable income in assessing these assets.

NOTE D.  STOCK OPTIONS

In November 1999, the Board of Directors approved the establishment of Evolve One, Inc. Stock Option Plan (the "Plan") to provide incentives to attract future employees and retain existing key employees with the Company. The Company has reserved 100,000 shares of common stock for the grant of qualified incentive options or non-qualified options to employees and directors of the Company or its parents or subsidiaries, and to non-employee directors, consultants and advisors and other persons who may perform significant services for or on behalf of the Company under the Plan. These options were granted in accordance with employment agreements. Prices for incentive stock options must provide for an exercise price of not less than 100% of the fair market value of the common stock on the date the options are granted unless the eligible employee owns more than 10% of the Company's common stock for which the exercise price must be at least 110% of such fair market value. Non-statutory options must provide for an exercise price of not less than 85% of the fair market value. The Plan was approved by the shareholders at a meeting on November 11, 1999.

The Company applied Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for the incentive stock options granted to employees under its stock option plan in its statements of operations. During 2002, the Company granted nonqualified options to purchase 8,000 shares of common stock to directors outside of the Plan. On January 3, 2003 the Company granted nonqualified options to purchase an additional 8,000 shares of common stock to directors outside of the Plan. These options were granted in accordance with employment contracts. The additional stock options, expiring January 3, 2008, have an exercise price of $.001 per share and vest immediately.

A summary of the status of the Company's stock options as of March 31, 2003 and the changes during the quarter ended March 31, 2003 and 2002 is presented below:

                                                                      WEIGHTED
                                                                      AVERAGE
                                                         SHARES        PRICE
                                                         ------        -----

         Beginning Balance, January 1, 2002 .........        -         $   -

         Options granted ............................    8,000          .007
         Options exercised ..........................        -             -
         Options cancelled ..........................        -             -
                                                        ------         -----

         Ending Balance, March 31, 2002 .............    8,000         $.007
                                                        ------         -----

         Options granted ............................    8,000         $.001
         Options exercised ..........................        -             -
         Options cancelled ..........................        -             -
                                                        ------         -----

         Ending Balance, March 31, 2003 .............   16,000         $.004
                                                        ======         =====

The pro forma compensation expense of the stock options would not be material to the accompanying financial statements for the current period, if the Company would have elected SFAS No. 123. The Company used the Black-Scholes option pricing model to determine the fair value of the grants. The assumptions were applied as follows:

         Risk Free Interest Rate ................................  3.48%
         Expected Dividend Yield ................................    0%
         Expected Option Life ...................................  5 years
         Expected Stock Price Volatility ........................  138%

NOTE E.  SEGMENT INFORMATION

The Company reports segments based upon the management approach, which designates the internal reporting that is used by management for making operating decisions and assessing performance.

For the three months ended March 31, 2003, the Company operated in the following segments, none of which have inter-segment revenues:

                                                       A1DISCOUNT
                VENTURES      STOGIES     CORPORATE     PERFUME     CONSOLIDATED
                --------      -------     ---------     -------     ------------

Revenue ....   $        -   $   339,137   $        -   $  13,940    $   353,077

Operating
Loss .......            -       (44,231)    (181,028)     (7,207)      (232,466)

Other income
(expense) ..       (1,137)            -          948           -           (189)

Net Loss ...       (1,137)      (44,231)    (180,080)     (7,207)      (232,655)

Assets .....   $  756,812   $   827,203   $  913,581   $  63,042    $ 2,560,638

For the three months ended March 31, 2002, the Company operated in the following segments, none of which have inter-segment revenues:

                                                       A1DISCOUNT
                VENTURES      STOGIES     CORPORATE     PERFUME     CONSOLIDATED
                --------      -------     ---------     -------     ------------

Revenue ....   $        -   $   271,715   $        -   $   4,100    $   275,815
Operating

Loss .......      (15,051)      (73,138)    (141,986)     (2,845)      (233,020)

Other income
(expense) ..      (46,548)            -        3,967           -        (42,581)

Net Loss ...      (61,599)      (73,138)    (138,019)     (2,845)      (275,601)

Assets .....   $2,114,552   $ 1,439,683   $1,320,302   $  25,295    $ 4,899,832

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

NOTE F.  SUBSEQUENT EVENTS

The Company issued a demand line of credit with Onspan Networking, Inc. a related party, totaling $1,000,000, under which Onspan Networking, Inc. may borrow on an unsecured basis at 5% annually. On June 19, 2003 Onspan Networking, Inc. borrowed $675,000 under this line of credit.

The terms of the demand line of credit state that the Onspan Networking, Inc. must issue options to the Company to purchase common stock equal to 10% of the dollar amount of the loan advance at an exercise price of $0.10 per share, and options to purchase common stock equal to 90% of the dollar amount of the loan advance at the ten trading day average at the time of the draw ($0.30 at June 30, 2003). On June 19, 2003 Onspan Networking, Inc. granted 67,500 stock options to Evolve One, Inc. under the revolving note agreement. The options have an exercise price of $.10 per share. Onspan Networking, Inc also granted on June 19, 2003, 607,500 stock options to Evolve One, Inc. in the same note agreement. These options have an exercise price of $.30 per share.

On May 27, 2004 Onspan Networking, Inc. repaid the entire balance outstanding under the line of credit, including accrued interest.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES

We have identified the policies outlined below as critical to our business operations and an understanding of our results of operations. The listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management's judgment in their application. The impact and any associated risks related to these policies on our business operations is discussed throughout Management's Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see the Notes to Condensed Consolidated Financial Statements. Our preparation of the financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

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

INVESTMENTS

Investments are classified as either available-for-sale or trading securities and are held for resale in anticipation of short-term market movements or until such securities are registered or are otherwise unrestricted. At March 31, 2003, investments consisted entirely of common stock held for resale. Trading account assets, consisting of marketable equity securities, are stated at fair value. Unrealized gains or losses on trading securities are recognized in the statement of operations based on changes in the fair value of the security as quoted on national or inter-dealer stock exchanges. Net unrealized losses related to investments held for trading as of March 31, 2003, aggregated ($1,156). Available-for-sale assets, which are also required to be reported at fair value, with unrealized gains and losses excluded from earnings are reported as a separate component of stockholders' equity (net of the effect of income taxes).

The Company's continuing operations consist of two Internet based businesses. Stogies is an online distributor and retailer of brand name premium cigars and accessories. A1Discount Perfume is an online retailer of premium perfumes and colognes within the United States.

Stogies became operational in November 1998 and it accounts for substantially all of the sales revenue.

LIQUIDITY AND CAPITAL RESOURCES

The Company decreased its working capital from $1,880,028 at December 31, 2002 to $1,693,544 at March 31, 2003. The working capital decrease in the amount of $186,484 consists primarily of decreases in cash in the amount of $279,919, and accounts payable of $72,119, less an increase in inventory of $77,837, and accrued liabilities of $92,351.

During the three months ended March 31, 2003 stockholders' equity decreased $159,545, which includes an increase in other comprehensive income in the amount of $73,110, and the net loss for the year of $232,655. (See Other Comprehensive Income below)

RESULTS OF OPERATIONS

SALES AND COST OF SALES

During the three months ended March 31, 2003, consolidated sales increased 24% from $275,815 for 2002 to $353,077 for the current period. The increase in sales is attributed to a number of factors, including the company's effort to expand its potential customer market. The Company added Wine Accessories, (including Wine Books, Wine Corkscrews, Wine Decanters and Wine Racks) and Cigar Accessories (including Cigar Ashtrays, Cigar Books, Cigar Cutters, Cigar Humidors and Cigar Lighters) to its list of products carried on its StogiesOnline.com, Inc. CigarCigar.com (http://www.CigarCigar.com), website. Since employing the Microsoft / Great Plains eEnterprise system the. Stogies improved its gross profit percentage of approximately 31.1% during the three months ended March 31, 2002 to 37.6% during the three months ended March 31, 2003. A1DiscountPerfume Inc's e-commerce site specializing in men's and women's fragrances as well as exercise and yoga equipment, lighters and cigar accessories. During the three months ended March 31, 2003, sales increased 184% from $4,099 for 2002 to $11,627 for the current period. This increase is due to increased product lines. The site employs the Microsoft / Great Plains eEnterprise system which permits customers to benefit by having direct access to up-to-the-minute information about inventory, pricing, "hot deals" as well as order information. The eEnterprise system allows A1DiscountProducts.com to inexpensively reach customers anywhere, around the clock.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased $38,671 to $348,102 in the three month period ended March 31, 2003 as compared to the same period of the prior year. This increase in selling, general and administrative expense consists primarily of increases in: salaries and wages - $32,500 due to an increase in accrued officer salaries as per an employment contract signed in January 2002; advertising - $16,109 due to increased usage of internet search engine; employee benefits - $6,896 due to higher health care premium increase in insurance $10,946 due to additional liability policy; offset by decreases to depreciation - ($14,269); and accounting - ($19,600) due to no audit being performed.

MARKETABLE EQUITY SECURITIES

The Company did not sell any securities during the three month period ended March 31, 2003, during the three months ended March 31, 2002 the company sold marketable equity securities and realized a loss of ($43,525).

The Company recorded unrealized losses in the amount of ($1,156) during the three month period ended March 31, 2003 and unrealized losses in the amount of ($3,304) during the same period of the prior year. Available-for-sale securities are described in Other Comprehensive Income (below).

OTHER INCOME

The Company had income of $967 and $4,248 from interest and dividends in the three month periods ended March 31, 2003 and 2002, respectively. The decrease is due primarily to lower interest rates and lower balances in interest bearing money market accounts in 2003.

INCOME TAXES

The Company's 2002 income tax expenses of $102,300 resulted primarily from a change in the deferred tax valuation allowance. The Company recorded no income tax expense for 2003.

OTHER COMPREHENSIVE INCOME (LOSS)

During the three months ended March 31, 2003, the Company recorded an increase in its net unrealized gain from available-for-sale securities in the amount of $73,110, due to an increase in market value. Available-for-sale securities consist primarily of SGD Limited Holdings (SGD) a holding company principally engaged in acquiring and developing jewelry related businesses. Our investment represents approximately 10.4% of the outstanding stock of SGD and accordingly, the Company is subject to certain restrictions on the shares it can sell. Of the 10,100,000 shares held by the Company 3,941,000 shares valued at $236,460 have been classified as current. Due to the size of the Company's investment and the limited trading volume of SGD as well as other available-for-sale securities, there can be no assurance that the Company will realize the value assigned, under Statement of Accounting Standards #115 (Accounting for Certain Investments in Debt and Equity Securities), to these securities.

During the latter part of 2002 the Company became aware, based upon Securities and Exchange Commission (SEC) filings by SGD, that SGD had taken the position that the Company was the holder of pre-split shares (SGD had a 6 for 1 reverse split) and rather than the Company owning 10 Million shares of SGD the Company was the holder of only 1,666,666 shares of SGD. It is the Company's position that the number of shares that the Company held of SGD as of March 31, 2003 and 2002 is 10 Million. This is based upon purchase and sale arrangements between the Company and SGD wherein the Company was sold, issued and receive 10 Million post split shares of SGD from SGD (formerly known as GoldOnline.com, Inc.). The shares issued and delivered to the Company by SGD reflected the split and the new split CUSIP change. On November 11, 2000, following the Company's receipt of these shares, the Company filed a Form 13D, with the SEC, reflecting the ownership of these shares. The Form 13D had been prepared by SGD's Counsel. SGD filed quarterly and annual financial reports with the SEC reflecting the ownership of 10 Million shares by the Company. Should it ultimately be determined that the shares should be pre-split shares then our investment in SGD, as of March 31, 2003, rather then being included in the accompanying balance sheet as $606,000 (current $236,460; long-term $369,540) might be reduced depending upon the impact of the share price differential on the market price of the SGD shares and the reduced number of shares that the Company would be considered as holding.

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

PART II - ITEM 1 LEGAL PROCEEDINGS

NONE

PART II - ITEM 2 CHANGES IN SECURITIES AND USE OF PROCEEDS

NONE

PART II - ITEM 3 DEFAULTS UPON SENIOR SECURITIES

NONE

PART II - ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

PART II - ITEM 5 OTHER INFORMATION

NONE

PART II - ITEM 6 EXHIBITS

         (a) EXHIBITS

         EXHIBIT NUMBER                         DESCRIPTION
         --------------                         -----------

              31.1 Section 302 Certification of President and Principal Financial and Accounting Officer

              32.1 Section 906 Certification of President and Principal Financial and Accounting Officer

         (b) REPORTS ON FORM 8-K

         Employment Agreements with President and Principal Financial and Accounting Officer, and Director of Marketing

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        EVOLVE ONE, INC.



Date:  August 27, 2004                  By: /s/ Gary Schultheis
                                            -------------------
                                            Gary Schultheis,
                                            President and Principal
                                            Financial and Accounting Officer