Form 10QSB
period 2003-06-30
EVOLVE ONE INC
filed 2004-09-20
CIK 1088787

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


                        For Quarter Ended: JUNE 30, 2003


                        Commission File Number: 000-26415


                                EVOLVE ONE, INC.
        (Exact name of small business issuer as specified in its charter)


           DELAWARE                                      13-3876100
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


              6413 CONGRESS AVENUE, SUITE 230, BOCA RATON, FL 33487
                     (Address of principal executive office)


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

The number of shares outstanding of registrant's common stock, par value $.00001 per share, as of June 30, 2003 was 3,096,304.

Transitional Small Business Disclosure Format (Check one):  Yes [ ] No [X].

                        EVOLVE ONE, INC. AND SUBSIDIARIES

                                      INDEX

                                                                            Page
                                                                             No.
                                                                            ----
Part I.  Financial Information (unaudited)

Item 1.  Condensed Consolidated:

           Balance Sheet - June 30, 2003 ................................      3

           Statements of Operations-
           Three and Six Months Ended June 30, 2003 and 2002 ............      4

           Statement of Stockholders' Equity -
           Six Months Ended June 30, 2003 ...............................      5

           Statements of Cash Flows -
           Six Months Ended June 30, 2003 and 2002 ......................    6-7

           Notes to Condensed Consolidated Financial Statements .........   8-17

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations ......................................  18-21

Item 3.  Controls and Procedures ........................................     21


Part II. Other Information ..............................................     22

Item 1.  Legal Proceedings ..............................................     22

Item 6.  Exhibits and Reports on 8-K ....................................     23


Signatures ..............................................................     24

EVOLVE ONE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET
JUNE 30, 2003
(UNAUDITED)


ASSETS

CURRENT ASSETS
  Cash and cash equivalents .....................................   $   297,806
  Accounts receivable ...........................................        27,519
  Marketable equity securities ..................................       288,199
  Inventory .....................................................       410,854
  Loan Receivable - Onspan Networking, Inc ......................       675,000
  Prepaid expenses ..............................................        19,267
                                                                    -----------
Total current assets ............................................     1,718,645

PROPERTY AND EQUIPMENT, NET .....................................       254,267

NOTES RECEIVABLE ................................................        10,000

MARKETABLE EQUITY SECURITIES ....................................       369,540

OTHER ASSETS ....................................................        11,060
                                                                    -----------
    TOTAL ASSETS ................................................   $ 2,363,512
                                                                    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable ..............................................   $    44,752
  Accrued salaries payable ......................................       165,000
  Accrued liabilities ...........................................         2,244
                                                                    -----------
    TOTAL CURRENT LIABILITIES ...................................       211,996

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Cumulative convertible preferred stock, $.0001 par value;
    authorized 10,000,000 shares; outstanding -0- shares ........             -
  Common stock, $.00001 par value. Authorized 1,000,000,000
    shares; issued and outstanding 3,096,304 shares .............            31
  Paid-in capital ...............................................     6,730,343
  Accumulated deficit ...........................................    (4,328,897)
  Accumulated other comprehensive (loss) ........................      (249,961)
                                                                    -----------
Total stockholders' equity ......................................     2,151,516
                                                                    -----------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ..................   $ 2,363,512
                                                                    ===========

See accompanying notes to condensed consolidated financial statements.

EVOLVE ONE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002
(UNAUDITED)

                                                                THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                     JUNE 30,                        JUNE 30,
                                                               --------------------            --------------------
                                                               2003            2002            2003            2002
                                                               ----            ----            ----            ----
SALES AND REVENUES ....................................    $   363,751     $   308,764     $   716,827     $   584,578
COST OF SALES .........................................        220,221         215,257         457,662         414,660
                                                           -----------     -----------     -----------     -----------
GROSS PROFIT ..........................................        143,530          93,507         259,165         169,918
Selling, general and administrative expense ...........        352,258         385,020         700,358         695,713
                                                           -----------     -----------     -----------     -----------
  Loss from operations ................................       (208,728)       (291,513)       (441,193)       (525,795)
                                                           -----------     -----------     -----------     -----------

OTHER INCOME (EXPENSE):
  Interest expense ....................................            (59)         (2,201)            (59)         (2,201)
  Gain (loss) from sale of marketable equity securities        (27,500)         71,377         (27,500)         27,852
  Investment income ...................................            725           4,232           1,692           8,480
  Unrealized (loss) on marketable equity securities ...            (50)              -          (1,206)         (3,304)
                                                           -----------     -----------     -----------     -----------
    Total other income (expense) ......................        (26,884)         73,408         (27,073)         30,827
                                                           -----------     -----------     -----------     -----------
LOSS BEFORE INCOME TAXES ..............................       (235,612)       (218,105)       (468,266)       (494,968)
INCOME TAX EXPENSE ....................................              -         368,000               -         470,300
                                                           -----------     -----------     -----------     -----------
NET LOSS ..............................................    $  (235,612)    $  (586,105)    $  (468,266)    $  (965,268)
                                                           ===========     ===========     ===========     ===========

NET LOSS  PER SHARE
  BASIC ...............................................    $     (0.08)    $     (0.19)    $     (0.15)    $     (0.31)
                                                           ===========     ===========     ===========     ===========
  DILUTED .............................................    $     (0.08)    $     (0.19)    $     (0.15)    $     (0.31)
                                                           ===========     ===========     ===========     ===========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
  BASIC ...............................................      3,096,304       3,118,712       3,096,304       3,153,576
                                                           ===========     ===========     ===========     ===========
  DILUTED .............................................      3,096,304       3,118,712       3,096,304       3,153,576
                                                           ===========     ===========     ===========     ===========

See accompanying notes to condensed consolidated financial statements.

EVOLVE ONE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
SIX MONTHS ENDED JUNE 30, 2003
(UNAUDITED)

                                                                                            Accumulated
                                                                                               Other
                                              Common Stock       Paid-in     Accumulated    Comprehensive
                                           Shares   Par Value    Capital       Deficit         Income        Total
                                         ---------  ---------  -----------   -----------    -------------  -----------
BALANCE, January 1, 2003 .............   3,096,304    $ 31     $ 6,730,343   $(3,860,631)    $ (372,148)   $ 2,497,595

  Comprehensive income (loss):
    Unrealized gain on available-
      for-sale securities, net .......           -       -               -             -        122,187        122,187
    Net loss .........................           -       -               -      (468,266)             -       (468,266)
                                                                                                           -----------

     Total comprehensive income (loss)           -       -               -             -              -       (346,079)

                                         ---------    ----     -----------   -----------     ----------    -----------

BALANCE, June 30, 2003 ...............   3,096,304    $ 31     $ 6,730,343   $(4,328,897)    $ (249,961)   $ 2,151,516
                                         =========    ====     ===========   ===========     ==========    ===========

See accompanying notes to condensed consolidated financial statements.

EVOLVE ONE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2003 AND 2002
(UNAUDITED)

                                                          2003          2002
                                                          ----          ----
Cash flows from operating activities
Net (loss) .........................................  $  (468,266)  $  (965,268)
Adjustments to reconcile net (loss) to net
 cash (used in) operating activities:
  Depreciation and amortization ....................       52,650        82,408
  (Gain) loss on marketable equity securities ......       27,500       (27,852)
  Unrealized loss on marketable equity securities ..        1,206         3,304
  Deferred income taxes ............................            -       470,300
  Decrease (increase) in assets:
    Accounts receivable ............................       13,236        18,131
    Inventory ......................................      (75,247)       22,287
    Note receivable ................................      (10,000)            -
    Other assets ...................................       57,665        56,794
  Increase (decrease) in liabilities:
    Accounts payable ...............................      (54,996)      (23,558)
    Accrued liabilities and salaries ...............       64,636        58,071
                                                      -----------   -----------

Net cash provided by (used in) operating activities      (391,616)     (305,383)
                                                      -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures .............................       (8,411)       (5,180)
  Loan receivable - Onspan Networking, Inc. ........     (675,000)            -
  Purchase of marketable equity securities .........         (900)            -
  Proceeds from sale of marketable equity securities        2,750       177,801
                                                      -----------   -----------

Net cash provided by (used in) investing activities      (681,561)      172,621
                                                      -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Repurchase of treasury stock .....................            -       (77,704)
  Loan repayment ...................................            -       (74,107)
                                                      -----------   -----------

Net cash (used in) financing activities ............            -      (151,811)
                                                      -----------   -----------

NET (DECREASE) IN CASH AND CASH EQUIVALENTS ........   (1,073,177)     (284,573)

CASH AND CASH EQUIVALENTS, beginning of period .....    1,370,983     2,169,262
                                                      -----------   -----------

CASH AND CASH EQUIVALENTS, end of period ...........  $   297,806   $ 1,884,689
                                                      ===========   ===========

                                                                     Continued

See accompanying notes to condensed consolidated financial statements.

EVOLVE ONE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2003 AND 2002
(UNAUDITED)
(CONTINUED)
                                                          2003          2002
                                                          ----          ----
SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for:
  Interest .........................................  $        59   $     2,201

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
FINANCING ACTIVITIES

Insurance Financing ................................  $         -   $   157,963


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

NET EARNINGS (LOSS) PER SHARE

Basic net earnings (loss) per share is computed by dividing net earnings (loss) by the weighted-average number of shares outstanding. Diluted net earnings
(loss) per share includes the dilutive effect of stock options. The calculation of diluted weighted average shares outstanding for the quarters ending June 30, 2003 and 2002 excludes 16,000 and 8,000 common shares respectively, issuable pursuant to outstanding options. Theses shares were excluded because their effect was anti-dilutive.

STOCK-BASED COMPENSATION

The Company granted stock options to directors and employees that are more fully described in Note F. The Company accounts for its stock options using the intrinsic value method under Accounting Principles Board Opinion ("APB") No. 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES."

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

B. MARKETABLE EQUITY SECURITIES

SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities," requires that all applicable investments be classified as trading securities, available-for-sale securities or held-to-maturity securities. The Company has classified certain of its investments as trading securities which are reported at fair value, which is defined to be the last closing price for the listed securities. The unrealized gains and losses which the Company recognizes from its trading securities, are included in earnings. The Company also has investments classified as available-for-sale, which are also required to be reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity (net of the effect of income taxes). Fair value is also defined to be the last closing price for the listed security. Due to the size of certain of the Company's investments and their limited trading volume, there can be no assurance that the Company will realize the value which is required to be used by SFAS No. 115.

The amortized cost of equity securities as shown in the accompanying balance sheet and their estimated market value at June 30, 2003 are as follows:

                                                                         2003
                                                                         ----
Trading securities:
         Cost ...................................................     $  11,472
         Unrealized (loss) ......................................       (10,127)
                                                                      ---------
                                                                          1,345
                                                                      ---------

Available-for-sale securities:
         Cost ...................................................       906,355
         Unrealized (loss) ......................................      (249,961)
                                                                      ---------
                                                                        656,394
                                                                      ---------

                                                                        657,739

Marketable equity securities classified as current ..............       288,199
                                                                      ---------
Marketable equity securities classified as non-current ..........     $ 369,540
                                                                      =========


Gains (losses) from trading securities that were included in earnings for the six months ended June 30, 2003 and 2002 were as follows:

                                                      2003               2002
                                                      ----               ----

Realized gain (loss) .....................          $(27,500)          $ 27,852
                                                    ========           ========
Unrealized (loss) ........................          $ (1,206)          $ (3,304)
                                                    ========           ========

The change in unrealized gains (losses) from available-for-sale securities included as a component of equity for the six months ended June 30, 2003 and 2002 were as follows:

                                                         2003           2002
                                                         ----           ----

Net unrealized gain  (loss) ......................    $ 122,187     $(1,249,777)
Decrease in deferred tax asset ...................       34,500         470,300
Allowance deferred taxes .........................      (34,500)              -
                                                      ---------     -----------
Accumulated other comprehensive income (loss) ....    $ 122,187     $  (779,477)
                                                      =========     ===========

The Company's investment in available-for-sale securities includes 10,100,000 shares (10,000,000 of which are not registered) of SGD Holdings, Ltd., formerly known as Goldonline International, Inc. ("SGD"), a holding company primarily engaged in acquiring and developing jewelry related businesses, with a cost of $108,854 and a closing value on June 30, 2003 of $606,000 ($.06 per share). The Company's investment represents approximately 10.4% of the outstanding stock of SGD and accordingly the Company is subject to certain restrictions on the number of shares it can sell. There can be no assurance that the company will realize the calculated carrying value of the securities. The Company classifies 6,159,000 shares of SGD as non-current and 3,941,000 shares of SGD as current, which is approximately the maximum number of shares it could sell within the next twelve months.

During the latter part of 2002 the Company became aware, based upon Securities and Exchange Commission (SEC) filings by SGD, that SGD had taken the position that the Company was the holder of pre-split shares (SGD had a 6 for 1 reverse split) and rather than the Company owning 10 Million shares of SGD the Company was the holder of only 1,666,666 shares of SGD. It is the Company's position that the number of shares that the Company held of SGD as of June 30, 2003 and 2002 is 10 Million. This is based upon purchase and sale arrangements between the Company and SGD wherein the Company was sold, issued and receive 10 Million post split shares of SGD from SGD (formerly known as GoldOnline.com, Inc.). The shares issued and delivered to the Company by SGD reflected the split and the new split CUSIP change. On November 11, 2000, following the Company's receipt of these shares, the Company filed a Form 13D, with the SEC, reflecting the ownership of these shares. The Form 13D had been prepared by SGD's Counsel. SGD filed quarterly and annual financial reports with the SEC reflecting the ownership of 10 Million shares by the Company. Should it ultimately be determined that the shares should be pre-split shares then our investment in SGD, as of June 30, 2003, rather then being included in the accompanying balance sheet as $606,000 (current $236,460; long-term $369,540) might be reduced depending upon the impact of the share price differential on the market price of the SGD shares and the reduced number of shares that the Company would be considered as holding.

C. OTHER COMPREHENSIVE INCOME (LOSS)

The following represents a reconciliation of other comprehensive income for the six months ended June 30, 2003:

Accumulated other comprehensive income (loss) at 12/31/02:           $ (372,148)
Unrealized gain from marketable equity securities ........  $92,637
Reclassification adjustment ..............................   29,550
                                                            -------
Net unrealized gain from marketable equity securities ....              122,187
                                                                     ----------
Net accumulated other comprehensive income (loss) ........           $ (249,961)
                                                                     ==========

D. INCOME TAXES

The components of income tax expense are as follows for the three months ended June 30, 2003 and 2002:

                                                         2003             2002
                                                         ----             ----
Current tax expense :
   Federal ...................................         $      -         $      -
   State .....................................                -                -
                                                       --------         --------
                                                              -                -

Deferred tax expense .........................                -          470,300
                                                       --------         --------

   Total income tax expense ..................         $      -         $470,300
                                                       ========         ========

Total income tax expense (benefit) applicable to earnings (loss) before income taxes is reconciled with the "normally expected" federal income tax expense (benefit) as follows for the six months ended June 30, 2003 and 2002:

                                                            2003         2002
                                                            ----         ----

"Normally expected" income tax expense (benefit) .....   $(159,210)   $(168,300)

Increase (decrease) in taxes resulting from:
State income taxes, net of Federal income
  tax benefit ........................................      (4,450)     (18,000)
Nondeductible meals and other ........................      23,760       20,300
Change in valuation allowance ........................     139,900      636,300
                                                         ---------    ---------

                                                         $       -    $ 470,300
                                                         =========    =========

The deferred income tax liabilities (assets) at June 30, 2003 are comprised of the following:

                                                        CURRENT      NONCURRENT
                                                        -------      ----------

Unrealized loss on trading securities ..............  $    (3,800)  $         -
Unrealized gain on available-for-sale securities ...      (46,100)      (59,300)
Officers Salaries ..................................      (62,100)            -
Net operating loss .................................   (1,634,100)            -
Asset basis ........................................            -         1,700
                                                      -----------   -----------

   Total deferred income tax (assets) ..............   (1,746,100)      (57,600)
   Valuation allowance .............................    1,746,100        57,600
                                                      -----------   -----------
Net deferred income tax (assets) ...................  $         -   $         -
                                                      ===========   ===========

The Company has provided a valuation allowance on the deferred tax assets because of uncertainty regarding its realization. The increase in the valuation account during the six months ended June 30, 2003 and 2002 was $139,900 and $636,300, respectively. Management utilizes tax planning strategies and projected future taxable income in assessing these assets.

NOTE E. NOTE RECEIVABLE

The Company issued a demand line of credit with Onspan Networking, Inc. a related party, totaling $1,000,000, under which Onspan Networking, Inc. may borrow on an unsecured basis with interest at 5% annually. On June 19, 2003 Onspan Networking, Inc. borrowed $675,000 under this line of credit.

The terms of the demand line of credit state that Onspan Networking, Inc. must issue options to the Company to purchase common stock equal to 10% of the dollar amount of the loan advance at an exercise price of $0.10 per share, and options to purchase common stock equal to 90% of the dollar amount of the loan advance at the ten trading day average at the time of the draw ($0.30 at June 30, 2003). On June 19, 2003 Onspan Networking, Inc. granted 67,500 stock options to Evolve One, Inc. under the revolving note agreement. The options have an exercise price of $.10 per share. Onspan Networking, Inc. also granted on June 19, 2003, 607,500 stock options to Evolve One, Inc. in the same note agreement. These options have an exercise price of $.30 per share. The Company currently has excluded these "options" on common stock from assets of the company as the underlying stock due to market conditions, are not readily convertible to cash. If conditions are satisfied and the underlying stock becomes marketable, the "options" would be reclassified as a derivative and recorded at fair value as an adjustment through current period results of operations.

On May 27, 2004 Onspan Networking, Inc. repaid the entire balance outstanding under the line of credit, including accrued interest.

NOTE F. STOCK OPTIONS

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

The Company applied Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for the incentive stock options granted to employees under its stock option plan in its statements of operations. During 2002, the Company granted nonqualified options to purchase 8,000 shares of common stock to directors outside of the Plan. On January 3, 2003 the Company granted nonqualified options to purchase an additional 8,000 shares of common stock to directors outside of the Plan. These options were granted in accordance with employment contracts. The additional stock options, expiring January 3, 2008, have en exercise price of $.001 per share and vest immediately.

A summary of the status of the Company's stock options as of June 30, 2003 and the changes during the six months ended June 30, 2003 and 2002 is presented below:

                                                                     WEIGHTED
                                                                      AVERAGE
                                                        SHARES         PRICE
                                                        ------         -----

         Beginning Balance, January 1, 2002 .........        -         $   -
         Options granted ............................    8,000          .007
         Options exercised ..........................        -             -
         Options cancelled ..........................        -             -
                                                        ------         -----

         Ending Balance, June 30, 2002 ..............    8,000         $.007
                                                        ------         -----

         Options granted ............................    8,000         $.001
         Options exercised ..........................        -             -
         Options cancelled ..........................        -             -
                                                        ------         -----

         Ending Balance, June 30, 2003 ..............   16,000         $.004
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

NOTE G. STOCK REPURCHASE

The Company has been authorized and empowered to acquire in the open market up to one million dollars of common stock of the Corporation upon such terms and conditions as management shall determine consistent with applicable rules and regulations of the Securities and Exchange Commission. Pursuant to a plan approved by the board of directors the Company repurchased in the six month period ended June 30, 2002 a total of 37,832 shares of its common stock for $77,704. The repurchased shares are held in treasury and have been treated as constructively retired.

NOTE H. SEGMENT INFORMATION

The Company reports segments based upon the management approach, which designates the internal reporting that is used by management for making operating decisions and assessing performance.

For the six months ended June 30, 2003, the Company operated in the following segments, none of which have inter-segment revenues:

                                                       A1DISCOUNT
                VENTURES      STOGIES     CORPORATE     PERFUME     CONSOLIDATED
                --------      -------     ---------     -------     ------------

Revenue ....   $        -    $ 690,482    $        -    $ 26,345    $   716,827
Operating
Loss .......       (9,000)    (104,279)     (316,312)    (11,602)      (441,193)

Other income
(expense) ..      (28,673)         (59)        1,659           -        (27,073)

Net Loss ...      (37,673)    (104,338)     (314,653)    (11,602)      (468,266)

Assets .....   $  719,353    $ 720,148    $  864,385    $ 59,626    $ 2,363,512

For the six months ended June 30, 2002, the Company operated in the following segments, none of which have inter-segment revenues:

                                                       A1DISCOUNT
                VENTURES      STOGIES     CORPORATE     PERFUME     CONSOLIDATED
                --------      -------     ---------     -------     ------------

Revenue ....   $        -    $ 570,204    $        -    $ 14,374    $   584,578
Operating
Loss .......      (30,220)    (148,397)     (342,189)     (4,989)      (525,795)

Other income
(expense) ..       25,203            -         5,624           -         30,827

Net Loss ...       (5,017)    (148,397)     (336,565)     (4,989)      (494,968)

Assets .....   $1,130,455    $ 787,534    $1,629,458    $ 29,545    $ 3,576,992

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

Corporate assets consist primarily of cash and a loan receivable from Onspan Networking, Inc. a related party. Interest expense will be allocated to the other segments to the extent it exceeds interest income.

NOTE I. SUBSEQUENT EVENTS

Lakewood Development(s) Corporation v. Gary Schultheis and Herbert Tabin and Evolve One, Inc., Civil Action No. 4-03-CV-1224-A, in the United States District Court of the Northern District of Texas, Ft. Worth Division (Complaint filed on August 6, 2003). This action asserts claims for violation of Texas securities law, fraud, breach of contract, and breach of fiduciary duties. The action sought damages in the amount of $4,125,000, for the plaintiff, the plaintiffs' attorneys' fees and costs, and certain other relief.

On April 6, 2004, United States District Judge John McBryde of the United States District Court of the Northern District of Texas, Ft. Worth Division, entered a final judgment in favor of Evolve One, Inc.

and its officers Gary Schultheis and Herbert Tabin dismissing the case with prejudice. The court also ordered Lakewood to pay defendants' court costs.

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

INVESTMENTS

Investments are classified as either available-for-sale or trading securities and are held for resale in anticipation of short-term market movements or until such securities are registered or are otherwise unrestricted. At June 30, 2003, investments consisted entirely of common stock held for resale. Trading account assets, consisting of marketable equity securities, are stated at fair value. Unrealized gains or losses on trading securities are recognized in the statement of operations based on changes in the fair value of the security as quoted on national or inter-dealer stock exchanges. Net unrealized losses related to investments held for trading as of June 30, 2003, aggregated ($1,206). Available-for-sale assets, which are also required to be reported at fair value, with unrealized gains and losses excluded from earnings are reported as a separate component of stockholders' equity (net of the effect of income taxes).

The Company's continuing operations consist of two Internet based businesses within the United States. Stogies is an online distributor and retailer of brand name premium cigars and accessories. A1Discount Perfume is an online retailer of premium perfumes and colognes.

Stogies became operational in November 1998 and it accounts for substantially all of the sales revenue.

LIQUIDITY AND CAPITAL RESOURCES

The Company decreased its working capital from $1,880,028 at December 31, 2002 to $1,506,649 at June 30, 2003. The working capital decrease in the amount of $373,379 consists primarily of decreases in cash in the amount of $1,073,177, prepaid expenses - $57,665 and accounts payable of $54,996, less an increase in inventory of $75,247, loan receivable -related party $675,000, accrued liabilities of $64,636, and marketable securities in the amount of $30,092,

During the six months ended June 30, 2003 stockholders' equity decreased $346,079, which includes an increase in other comprehensive income in the amount of $122,187, and the net loss for the year of $468,266. (See Other Comprehensive Income below)

RESULTS OF OPERATIONS

SALES AND COST OF SALES

During the three and six months ended June 30, 2003, consolidated sales increased 18% and 23% from $308,764 and $584,578 for 2002 to $363,751 and
$716,827 respectively for the current period. The increase in sales is attributed to a number of factors, including the company's effort to expand its potential customer market. The Company added Wine Accessories, (including Wine Books, Wine Corkscrews, Wine Decanters and Wine Racks) and Cigar Accessories (including Cigar Ashtrays, Cigar Books, Cigar Cutters, Cigar Humidors and Cigar Lighters) to its list of products carried on its StogiesOnline.com, Inc. CigarCigar.com (http://www.CigarCigar.com), website. Since employing the Microsoft / Great Plains eEnterprise system, Stogies improved its gross profit percentage of approximately 29.1% during the six months ended June 30, 2002 to 36.1% during the six months ended June 30, 2003. A1DiscountPerfume Inc.'s e-commerce site specializing in men's and women's fragrances as well as exercise and yoga equipment, lighters and cigar accessories. During the six months ended June 30, 2003, sales increased 83% from $14,374 for 2002 to $26,345 for the current period. This increase is due to increased product lines. The site employs the Microsoft / Great Plains eEnterprise system which permits customers to benefit by having direct access to up-to-the-minute information about inventory, pricing, "hot deals" as well as order information. The eEnterprise system allows A1DiscountProducts.com to inexpensively reach customers anywhere, around the clock.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased $4,645 to $700,358 in the six month period ended June 30, 2003 as compared to the same period of the prior year. This increase in selling, general and administrative expense consists primarily of increases in: salaries and wages - $13,800; software costs - $11,500 due to purchase of upgrades on programs; consulting - $33,640 due to move of servers due to non-renewal of lease for Suite 240 advertising - $27,100 due to increased usage of internet search engine; employee benefits - $13,100 due to higher health care premium increase in insurance offset by decreases to depreciation - ($28,400); insurance - ($24,800) due to cancelled D & O insurance policy, bad debt - ($12,100) and accounting - ($37,000) due to no audit being performed.

MARKETABLE EQUITY SECURITIES

The Company sold marketable equity securities and recognized a realized loss of ($27,500) during the three month period ended June 30, 2003 and realized a gain of $71,377 during the three month period ended June 30, 2002.

The Company sold marketable equity securities and recognized a realized loss of $27,500 during the six month period ended June 30, 2003 and realized a gain of $27,852 during the six month period ended June 30, 2002.

The Company recorded unrealized losses in the amount of ($50) during the three month period ended June 30, 2003. There were no unrealized losses during the same period of the prior year. Available-for-sale securities are described in Other Comprehensive Income (below).

The Company recorded unrealized losses in the amount of ($1,206) during the six month period ended June 30, 2003 and unrealized losses in the amount of ($3,304) during the same period of the prior year. Available-for-sale securities are described in Other Comprehensive Income (below).

INVESTMENT INCOME

The Company had income of $725 and $4,232 from interest and dividends in the three month period ended June 30, 2003 and 2002, respectively. The Company had income of $1,692 and $8,480 from interest and dividends in the six month periods ended June 30, 2003 and 2002, respectively. The decrease is due primarily to lower interest rates and lower balances in interest bearing money market accounts in 2003.

INCOME TAXES

The Company's 2002 income tax expenses of $470,300 resulted primarily from a change in the deferred tax valuation allowance. The Company recorded no income tax expense for 2003.

OTHER COMPREHENSIVE INCOME (LOSS)

During the six months ended June 30, 2003, the Company recorded an increase in its net unrealized gain from available-for-sale securities in the amount of $122,187, due to an increase in market value. Available-for-sale securities consists primarily of SGD Limited Holdings (SGD) a holding company principally engaged in acquiring and developing jewelry related businesses. Our investment represents approximately 10.4% of the outstanding stock of SGD and accordingly, the Company is subject to certain restrictions on the shares it can sell. Of the 10,100,000 shares held by the Company 3,941,000 shares valued at $236,460 have been classified as current. Due to the size of the Company's investment and the limited trading volume of SGD as well as other available-for-sale securities, there can be no assurance that the Company will realize the value assigned, under Statement of Accounting Standards #115 (Accounting for Certain Investments in Debt and Equity Securities), to these securities.

During the latter part of 2002 the Company became aware, based upon Securities and Exchange Commission (SEC) filings by SGD, that SGD had taken the position that the Company was the holder of pre-split shares (SGD had a 6 for 1 reverse split) and rather than the Company owning 10 Million shares of SGD the Company was the holder of only 1,666,666 shares of SGD. It is the Company's position that the number of shares that the Company held of SGD as of June 30, 2003 and 2002 is 10 Million. This is based upon purchase and sale arrangements between the Company and SGD wherein the Company was sold, issued and receive 10 Million post split shares of SGD from SGD (formerly known as GoldOnline.com, Inc.). The shares issued and delivered to the Company by SGD reflected the split and the new split CUSIP change. On November 11, 2000, following the Company's receipt of these shares, the Company filed a Form 13D, with the SEC, reflecting the ownership of these shares. The Form 13D had been prepared by SGD's Counsel. SGD filed quarterly and annual financial reports with the SEC reflecting the ownership of 10 Million shares by the Company. Should it ultimately be determined that the shares should be pre-split shares then our investment in SGD, as of June 30, 2003, rather then being included in the accompanying balance sheet as $606,000 (current $236,460; long-term $369,540) might be reduced depending upon the impact of the share price differential on the market price of the SGD shares and the reduced number of shares that the Company would be considered as holding.

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

PART II - ITEM 1 LEGAL PROCEEDINGS

Lakewood Development(s) Corporation v. Gary Schultheis and Herbert Tabin and Evolve One, Inc., Civil Action No. 4-03-CV-1224-A, in the United States District Court of the Northern District of Texas, Ft. Worth Division (Complaint filed on August 6, 2003). This action asserts claims for violation of Texas securities law, fraud, breach of contract, and breach of fiduciary duties. The action sought damages in the amount of $4,125,000, for the plaintiff, the plaintiffs' attorneys' fees and costs, and certain other relief.

On April 6, 2004, United States District Judge John McBryde of the United States District Court of the Northern District of Texas, Ft. Worth Division, entered a final judgment in favor of Evolve One, Inc. and its officers Gary Schultheis and Herbert Tabin dismissing the case with prejudice. The court also ordered Lakewood to pay defendants' court costs.

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


                                EVOLVE ONE, INC.



Date:  September 20, 2004               By: /s/ Gary Schultheis
                                            -------------------
                                            Gary Schultheis,
                                            President and Principal
                                            Financial and Accounting Officer