Form 10QSB
period 2003-09-30
EVOLVE ONE INC
filed 2004-09-20
CIK 1088787

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


                      For Quarter Ended: SEPTEMBER 30, 2003


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

The number of shares outstanding of registrant's common stock, par value $.00001 per share, as of September 30, 2003 was 3,096,304.

Transitional Small Business Disclosure Format (Check one):  Yes [ ] No [X].

                        EVOLVE ONE, INC. AND SUBSIDIARIES

                                      INDEX

                                                                            Page
                                                                             No.
                                                                            ----
Part I.  Financial Information (unaudited)

Item 1.  Condensed Consolidated Financial Statements:

           Balance Sheet - September 30, 2003 ...........................      3

           Statements of Operations -
           Three and Nine Months Ended September 30, 2003 and 2002 ......      4

           Statement of Stockholders' Equity -
           Nine Months Ended September 30, 2003 .........................      5

           Statements of Cash Flows -
           Nine Months Ended September 30, 2003 and 2002 ................    6-7

           Notes to Condensed Consolidated Financial Statements .........   8-17

Item 2.  Management's Discussion and Analysis or Plan of Operation ......  18-21

Item 3.  Controls and Procedures ........................................     22


Part II. Other Information ..............................................     22

Item 1.  Legal Proceedings ..............................................     22

Item 6.  Exhibits and Reports on 8-K ....................................     23


Signatures ..............................................................     24

EVOLVE ONE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2003
(UNAUDITED)


ASSETS

CURRENT ASSETS
  Cash and cash equivalents .....................................   $   192,314
  Accounts receivable ...........................................        17,869
  Marketable equity securities ..................................        68,117
  Inventory .....................................................       430,060
  Loan Receivable - Onspan Networking, Inc. .....................       684,433
  Prepaid expenses ..............................................         9,166
                                                                    -----------
    TOTAL CURRENT ASSETS ........................................     1,401,959

PROPERTY AND EQUIPMENT, NET .....................................       226,765

MARKETABLE EQUITY SECURITIES ....................................        92,385

NOTE RECEIVABLE .................................................        10,000

OTHER ASSETS ....................................................        10,763
                                                                    -----------
    TOTAL ASSETS ................................................   $ 1,741,872
                                                                    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable ..............................................   $    49,401
  Accrued salaries payable ......................................       197,500
  Accrued liabilities ...........................................         1,015
                                                                    -----------
    TOTAL CURRENT LIABILITIES ...................................       247,916
                                                                    -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Cumulative convertible preferred stock, $.0001 par value;
    authorized 10,000,000 shares; outstanding -0- shares ........             -
  Common stock, $.00001 par value.  Authorized 1,000,000,000
    shares; issued and outstanding 3,096,304 shares .............            31
  Paid-in capital ...............................................     6,730,343
  Accumulated deficit ...........................................    (4,977,414)
  Accumulated other comprehensive (loss) ........................      (259,004)
                                                                    -----------
Total stockholders' equity ......................................     1,493,956
                                                                    -----------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ..................   $ 1,741,872
                                                                    ===========

See accompanying notes to condensed consolidated financial statements.

EVOLVE ONE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
(UNAUDITED)

                                                                  THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                     SEPTEMBER 30,                 SEPTEMBER 30,
                                                                  -------------------           -------------------
                                                                  2003           2002           2003           2002
                                                                  ----           ----           ----           ----
SALES AND REVENUES ........................................   $   319,590    $   364,257    $ 1,036,417    $   954,307
COST OF SALES .............................................       197,024        254,267        654,686        674,399
                                                              -----------    -----------    -----------    -----------
GROSS PROFIT ..............................................       122,566        109,990        381,731        279,908
Selling, general and administrative expense ...............       332,792        393,564      1,033,150      1,089,278
                                                              -----------    -----------    -----------    -----------
  Loss from operations ....................................      (210,226)      (283,574)      (651,419)      (809,370)
                                                              -----------    -----------    -----------    -----------

OTHER INCOME (EXPENSE):
  Interest expense ........................................             -         (1,625)           (59)        (3,825)
  Gain (loss) from sale of marketable equity securities ...      (448,944)       (39,910)      (476,444)       (12,058)
  Investment income .......................................         9,446          3,804         11,139         12,283
  Unrealized gain (loss) on marketable equity securities ..         1,206         (1,322)             -         (4,625)
                                                              -----------    -----------    -----------    -----------
    Total other income (expense) ..........................      (438,292)       (39,053)      (465,364)        (8,225)
                                                              -----------    -----------    -----------    -----------
LOSS BEFORE INCOME TAXES ..................................      (648,518)      (322,627)    (1,116,783)      (817,595)
INCOME TAX EXPENSE ........................................             -        (88,800)             -        381,500
                                                              -----------    -----------    -----------    -----------
NET LOSS ..................................................   $  (648,518)   $  (233,827)   $(1,116,783)   $(1,199,095)
                                                              ===========    ===========    ===========    ===========

NET LOSS  PER SHARE
  BASIC ...................................................   $     (0.21)   $     (0.08)   $     (0.36)   $     (0.38)
                                                              ===========    ===========    ===========    ===========
  DILUTED .................................................   $     (0.21)   $     (0.08)   $     (0.36)   $     (0.38)
                                                              ===========    ===========    ===========    ===========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
  BASIC ...................................................     3,096,304      3,115,833      3,096,304      3,140,995
                                                              ===========    ===========    ===========    ===========
 DILUTED ..................................................     3,096,304      3,115,833      3,096,304      3,140,995
                                                              ===========    ===========    ===========    ===========

See accompanying notes to condensed consolidated financial statements.

EVOLVE ONE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2003
(UNAUDITED)

                                                                                            Accumulated
                                                                                               Other
                                              Common Stock       Paid-in     Accumulated    Comprehensive
                                           Shares   Par Value    Capital       Deficit      Income (loss)     Total
                                         ---------  ---------  -----------   -----------    -------------  -----------
BALANCE, January 1, 2003 ..............  3,096,304    $31      $6,730,343    $(3,860,631)    $(372,148)    $ 2,497,595

  Comprehensive income (loss):
    Unrealized gain on available-
      for-sale securities, net ........          -      -               -              -     $ 113,144         113,144
    Net loss ..........................          -      -               -     (1,116,783)            -      (1,116,783)
                                                                                                           -----------

     Total comprehensive income (loss)           -      -               -              -             -      (1,003,639)

                                         ---------    ---      ----------    -----------     ---------     -----------

BALANCE, September 30, 2003 ...........  3,096,304    $31      $6,730,343    $(4,977,414)    $(259,004)    $ 1,493,956
                                         =========    ===      ==========    ===========     =========     ===========

See accompanying notes to condensed consolidated financial statements.

EVOLVE ONE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
(UNAUDITED)


                                                          2003          2002
                                                          ----          ----
Cash flows from operating activities
Net (loss) .........................................  $(1,116,783)  $(1,199,095)
Adjustments to reconcile net (loss) to net
 cash (used in) operating activities:
  Depreciation and amortization ....................       80,152       123,791
  Loss on marketable equity securities .............      476,444        12,058
  Unrealized loss on marketable equity securities ..            -         4,625
  Deferred income taxes ............................            -       381,500
  Decrease (increase) in assets:
    Accounts receivable ............................       22,886        14,112
    Inventory ......................................      (94,453)      (69,721)
    Note receivable ................................      (10,000)            -
    Other assets ...................................       68,063       119,089
  Increase (decrease) in liabilities:
    Accounts payable ...............................      (50,347)        8,777
    Accrued liabilities and salaries ...............       95,907        70,614
                                                      -----------   -----------
Net cash provided by (used in) operating activities      (528,131)     (534,250)
                                                      -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures .............................       (8,411)       (5,180)
  Loan receivable - Onspan Networking, Inc. ........     (675,000)            -
  Interest receivable - Onspan Networking,Inc ......       (9,433)            -
  Purchase of marketable equity securities .........         (900)            -
  Proceeds from sale of marketable equity securities       43,206       187,943
                                                      -----------   -----------
Net cash provided by (used in) investing activities      (650,538)      182,763
                                                      -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Repurchase of treasury stock .....................            -       (89,540)
  Loan repayment ...................................            -      (115,729)
                                                      -----------   -----------
Net cash (used in) financing activities ............            -      (205,269)
                                                      -----------   -----------

NET (DECREASE) IN CASH AND CASH EQUIVALENTS ........   (1,178,669)     (556,756)
CASH AND CASH EQUIVALENTS, beginning of period .....    1,370,983     2,169,262
                                                      -----------   -----------
CASH AND CASH EQUIVALENTS, end of period ...........  $   192,314   $ 1,612,506
                                                      ===========   ===========

                                                                     Continued

See accompanying notes to condensed consolidated financial statements.

EVOLVE ONE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
(UNAUDITED)
(CONTINUED)

                                                          2003          2002
                                                          ----          ----
SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for:
  Interest .........................................  $        59   $     3,825

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
FINANCING ACTIVITIES

Insurance Financing ................................  $         -   $   157,963


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

NET EARNINGS (LOSS) PER SHARE

Basic net earnings (loss) per share is computed by dividing net earnings (loss) by the weighted-average number of shares outstanding. Diluted net earnings
(loss) per share includes the dilutive effect of stock options. The calculation of diluted weighted average shares outstanding for the quarters ending September 30, 2003 and 2002 excludes 16,000 and 8,000 common shares respectively, issuable pursuant to outstanding options. Theses shares were excluded because their effect was anti-dilutive.

STOCK-BASED COMPENSATION

The Company granted stock options to directors and employees that are more fully described in Note G. The Company accounts for its stock options using the intrinsic value method under Accounting Principles Board Opinion ("APB") No. 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES."

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

B. MARKETABLE EQUITY SECURITIES

SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities," requires that all applicable investments be classified as trading securities, available-for-sale securities or held-to-maturity securities. The Company has classified certain of its investments as trading securities which are reported at fair value, which is defined to be the last closing price for the listed securities. The unrealized gains and losses, which the Company recognizes from its trading securities are included in earnings. The Company also has investments classified as available-for-sale, which are also required to be reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity (net of the effect of income taxes). Fair value is also defined to be the last closing price for the listed security. Due to the size of certain of the Company's investments and their limited trading volume, there can be no assurance that the Company will realize the value which is required to be used by SFAS No. 115.

The amortized cost of equity securities as shown in the accompanying balance sheet and their estimated market value at September 30, 2003 are as follows:

                                                                         2003
                                                                         ----
Trading securities:
         Cost ...................................................     $  10,572
         Unrealized (loss) ......................................        (8,920)
                                                                      ---------
                                                                          1,652
                                                                      ---------

Available-for-sale securities:
         Cost ...................................................       417,854
         Unrealized (loss) ......................................      (259,004)
                                                                      ---------
                                                                        158,850
                                                                      ---------

                                                                        160,502

Marketable equity securities classified as current ..............        68,117
                                                                      ---------

Marketable equity securities classified as non-current ..........     $  92,385
                                                                      =========


Gains (losses) from trading securities that were included in earnings for the nine months ended September 30, 2003 and 2002 were as follows:

                                                      2003               2002
                                                      ----               ----

Realized (loss) .........................          $ (476,444)         $(12,058)
                                                   ==========          ========
Unrealized (loss) .......................          $        -          $ (4,625)
                                                   ==========          ========

The change in unrealized gains (losses) from available-for-sale securities included as a component of equity for the nine months ended September 30, 2003 and 2002 were as follows:

                                                         2003           2002
                                                         ----           ----

Net unrealized gain (loss) .......................    $ 113,144     $(1,013,763)
Decrease in deferred tax asset ...................       42,500         381,500
Allowance deferred taxes .........................      (42,500)              -
                                                      ---------     -----------
Accumulated other comprehensive income (loss) ....    $ 113,144     $  (632,263)
                                                      =========     ===========

The Company's investment in available-for-sale securities includes 10,100,000 shares (10,000,000 of which are not registered) of SGD Holdings, Ltd., formerly known as Goldonline International, Inc. ("SGD"), a holding company primarily engaged in acquiring and developing jewelry related businesses, with a cost of $108,854 and a closing value on September 30, 2003 of $151,500 ($.015 per share). The Company's investment represents approximately 10.4% of the outstanding stock of SGD and accordingly the Company is subject to certain restrictions on the number of shares it can sell. There can be no assurance that the company will realize the calculated carrying value of the securities. The Company classifies 6,159,000 shares of SGD as non-current and 3,941,000 shares of SGD as current, which is approximately the maximum number of shares it could sell within the next twelve months.

During the latter part of 2002 the Company became aware, based upon Securities and Exchange Commission (SEC) filings by SGD, that SGD had taken the position that the Company was the holder of pre-split shares (SGD had a 6 for 1 reverse split) and rather than the Company owning 10 Million shares of SGD the Company was the holder of only 1,666,666 shares of SGD. It is the Company's position that the number of shares that the Company held of SGD as of September 30, 2003 and 2002 is 10 Million. This is based upon purchase and sale arrangements between the Company and SGD wherein the Company was sold, issued and receive 10 Million post split shares of SGD from SGD (formerly known as GoldOnline.com, Inc.). The shares issued and delivered to the Company by SGD reflected the split and the new split CUSIP change. On November 11, 2000, following the Company's receipt of these shares, the Company filed a Form 13D, with the SEC, reflecting the ownership of these shares. The Form 13D had been prepared by SGD's Counsel. SGD filed quarterly and annual financial reports with the SEC reflecting the ownership of 10 Million shares by the Company. Should it ultimately be determined that the shares should be pre-split shares then our investment in SGD, as of September 30, 2003, rather then being included in the accompanying balance sheet as $151,500 (current $59,115; long-term $92,385) might be reduced depending upon the impact of the share price differential on the market price of the SGD shares and the reduced number of shares that the Company would be considered as holding.

C. OTHER COMPREHENSIVE INCOME (LOSS)

The following represents a reconciliation of other comprehensive income (loss) for the nine months ended September 30, 2003:

Accumulated other comprehensive income (loss) at 12/31/02:            $(372,148)
Unrealized (loss) from marketable equity securities        $(353,320)
Reclassification adjustment                                  466,464
                                                           ---------
Net unrealized gain from marketable equity securities                   113,144
                                                                      ---------
Net accumulated other comprehensive income (loss)                     $(259,004)
                                                                      =========

D. INCOME TAXES

The components of income tax expense are as follows for the three months ended September 30, 2003 and 2002:

                                                         2003             2002
                                                         ----             ----
Current tax expense :
   Federal ...................................         $      -         $      -
   State .....................................                                 -
                                                       --------         --------
                                                              -                -

Deferred tax expense .........................                -          381,500
                                                       --------         --------

   Total income tax expense ..................         $      -         $381,500
                                                       ========         ========

Total income tax expense (benefit) applicable to earnings (loss) before income taxes is reconciled with the "normally expected" federal income tax expense (benefit) as follows for the nine months ended September 30, 2003 and 2002:

                                                            2003         2002
                                                            ----         ----

"Normally expected" income tax expense (benefit) .....   $(379,706)   $(278,000)

Increase (decrease) in taxes resulting from:
State income taxes, net of Federal income
  tax benefit ........................................     (15,704)     (29,700)
Nondeductible meals and other ........................      19,710        2,400
Change in valuation allowance ........................     375,700      686,800
                                                         ---------    ---------

                                                         $       -    $ 381,500
                                                         =========    =========

The deferred income tax liabilities (assets) at September 30, 2003 are comprised of the following:

                                                        CURRENT      NONCURRENT
                                                        -------      ----------

Unrealized loss on trading securities ..............  $    (4,000)  $         -
Unrealized gain on available-for-sale securities ...      (40,700)      (56,700)
Officers Salaries ..................................      (74,300)            -
Net operating loss .................................   (1,865,400)            -
Asset basis ........................................            -         1,600
                                                      -----------   -----------
   Total deferred income tax (assets) ..............   (1,984,400)      (55,100)
   Valuation allowance .............................    1,984,400        55,100
                                                      -----------   -----------
Net deferred income tax (assets) ...................  $         -   $         -
                                                      ===========   ===========

The Company has provided a valuation allowance on the deferred tax assets because of uncertainty regarding its realization. The increase in the valuation account during the nine months ended September 30, 2003 and 2002 was $375,700 and $686,800, respectively. Management utilizes tax planning strategies and projected future taxable income in assessing these assets.

NOTE E. NOTE RECEIVABLE

The Company issued a demand line of credit with Onspan Networking, Inc. a related party, totaling $1,000,000, under which Onspan Networking, Inc. may borrow on an unsecured basis with interest at 5% annually. On June 19, 2003 Onspan Networking, Inc. borrowed $675,000 under this line of credit. The Company has accrued $9,433 in interest on the note.

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

A summary of the status of the Company's stock options as of September 30, 2003 and the changes during the nine months ended September 30, 2003 and 2002 is presented below:

                                                                     WEIGHTED
                                                                      AVERAGE
                                                        SHARES         PRICE
                                                        ------         -----

         Beginning Balance, January 1, 2002 ........         -         $   -
         Options granted ...........................     8,000          .007
         Options exercised .........................         -             -
         Options cancelled .........................         -             -
                                                        ------         -----

         Ending Balance, September 30, 2002 ........     8,000         $.007
                                                        ------         -----

         Options granted ...........................     8,000         $.001
         Options exercised .........................         -             -
         Options cancelled .........................         -             -
                                                        ------         -----

         Ending Balance, September 30, 2003 ........    16,000         $.004
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

NOTE G. STOCK REPURCHASE

The Company has been authorized and empowered to acquire in the open market up to one million dollars of common stock of the Corporation upon such terms and conditions as management shall determine consistent with applicable rules and regulations of the Securities and Exchange Commission. Pursuant to a plan approved by the board of directors the Company repurchased in the nine month period ended September 30, 2002 a total of 48,881 shares of its common stock for $89,540. The repurchased shares are held in treasury and have been treated as constructively retired.

NOTE H. SEGMENT INFORMATION

The Company reports segments based upon the management approach, which designates the internal reporting that is used by management for making operating decisions and assessing performance.

For the six months ended September 30, 2003, the Company operated in the following segments, none of which have inter-segment revenues:

                                                       A1DISCOUNT
                VENTURES      STOGIES     CORPORATE     PERFUME     CONSOLIDATED
                --------      -------     ---------     -------     ------------

Revenue ....   $        -   $1,003,122    $       -     $ 33,295    $ 1,036,417

Operating
Loss .......      (19,264)    (153,554)    (462,313)     (16,288)      (651,419)

Other income
(expense) ..     (476,397)         (59)      11,092            -       (465,364)

Net (Loss) .     (495,661)    (153,613)    (451,221)     (16,288)    (1,116,783)

Assets .....   $  252,323   $  664,729    $ 765,168     $ 59,652    $ 1,741,872

For the six months ended September 30, 2002, the Company operated in the following segments, none of which have inter-segment revenues:

                                                       A1DISCOUNT
                VENTURES      STOGIES     CORPORATE     PERFUME     CONSOLIDATED
                --------      -------     ---------     -------     ------------

Revenue ....   $        -   $  927,512   $         -    $ 26,795    $   954,307

Operating
Loss .......      (45,278)    (207,507)     (552,664)     (3,921)      (809,370)

Other income
(expense) ..      (15,760)           -         7,535           -         (8,225)

Net (Loss) .      (59,338)    (129,506)   (1,007,830)     (2,421)    (1,199,095)

Assets .....   $1,233,348   $1,365,104   $   874,343    $ 43,855    $ 3,516,650

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

NOTE H. LEGAL PROCEEDINGS

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

NOTE I. SUBSEQUENT EVENTS

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

INVESTMENTS

Investments are classified as either available-for-sale or trading securities and are held for resale in anticipation of short-term market movements or until such securities are registered or are otherwise unrestricted. At September 30, 2003, investments consisted entirely of common stock held for resale. Trading account assets, consisting of marketable equity securities, are stated at fair value. Unrealized gains or losses on trading securities are recognized in the statement of operations based on changes in the fair value of the security as quoted on national or inter-dealer stock exchanges. There were no net unrealized losses related to investments held for trading as of September 30, 2003. Available-for-sale assets, which are also required to be reported at fair value, with unrealized gains and losses excluded from earnings are reported as a separate component of stockholders' equity (net of the effect of income taxes).

The Company's continuing operations consist of two Internet based businesses within the United States. Stogies is an online distributor and retailer of brand name premium cigars and accessories. A1Discount Perfume is an online retailer of premium perfumes and colognes. Stogies became operational in November 1998 and it accounts for substantially all of the sales revenue.

LIQUIDITY AND CAPITAL RESOURCES

The Company decreased its working capital from $1,880,028 at December 31, 2002 to $1,154,043 at September 30, 2003. The working capital decrease in the amount of $725,985 consists primarily of decreases in cash in the amount of $1,178,669, prepaid expenses - $67,766 and accounts payable of $50,347, less an increase in inventory of $94,453, loan receivable -related party $684,433, accrued liabilities of $95,907, and marketable securities in the amount of $189,990.

During the nine months ended September 30, 2003 stockholders' equity decreased $1,003,639, which includes an increase in other comprehensive income in the amount of $113,144, and the net loss for the year of $1,116,783.
(See Other Comprehensive Income below)

RESULTS OF OPERATIONS

SALES AND COST OF SALES

Consolidated sales increased 8.6% from $954,307 for the nine months ended September 30, 2002 to $1,036,417 for the nine months ended September 30, 2003. The increase in sales for the nine months ended September 30, 2003 compared to the same period in 2002 is attributable to a number of factors, including concentrating more on internet and retail sales and other product lines.

During the nine months ended September 30, 2003, Stogies sales increased 8.1% from $927,512 for 2002 to $1,003,122 for the current period., Stogies increased its gross profit percentage from 29.3% during the nine months ended September 30, 2002 to 36.7% for the current period. The increase in sales is attributed to a number of factors, including the company's effort to expand its potential customer market. The Company added Wine Accessories, (including Wine Books, Wine Corkscrews, Wine Decanters and Wine Racks) and Cigar Accessories (including Cigar Ashtrays, Cigar Books, Cigar Cutters, Cigar Humidors and Cigar Lighters) to its list of products carried on its StogiesOnline.com, Inc. CigarCigar.com (http://www.CigarCigar.com), website. The increase in gross profit percentage is due to better purchasing of inventory, and increased efforts to sell more accessories and humidors.

During the nine months ended September 30, 2003, A1DiscountPerfume Inc's sales increased 24% from $26,795 for 2002 to $33,295 for the current period.

A1DiscountPerfume increased its gross profit percentage from 29.9% during the nine months ended September 30, 2002 to 38.9% for the current period. This increase is due to increased product lines. The site employs the Microsoft / Great Plains eEnterprise system which permits customers to benefit by having direct access to up-to-the-minute information about inventory, pricing, "hot deals" as well as order information. The eEnterprise system allows A1DiscountPerfume.com to inexpensively reach customers anywhere, around the clock.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses decreased $56,128 from $1,089,278 in the nine months ended September 30, 2002 to $1,033,150 in the nine month period ended September 30, 2003. The decrease in selling, general and administrative expense for the nine months ended September 30, 2003 consists primarily of decreases in: accounting - ($33,215); bad debt - ($29,515); depreciation - ($42,281); insurance - ($60,365); and rent - ($6,583) and increases in - software costs - $8,097 and salaries and wages - $16,174; employee benefits - $14,829; advertising - $34,557; and consulting - $48,418. Accounting decreased due to no audit or reviews being performed. Bad debt decreased primarily due to the write off of the note receivable from IBD vending ($14,945), and the write off of uncollectible wholesale accounts receivable on the Stogies division in 2002. Depreciation decreased due to assets being depreciated on an accelerated basis over the assets' estimated useful lives. Insurance decreased due to the cancellation of the D & O policy in 2003. Advertising increased due to increased usage of internet search engines. Consulting increased due use of an outside computer consultant in 2003 as compare to internal position in 2002 and due to the move of computer servers due to non-renewal of lease for Suite 240.

MARKETABLE EQUITY SECURITIES

The Company sold marketable equity securities and recognized a realized loss of ($448,944) during the three month period ended September 30, 2003 and realized a loss of ($39,910) during the three month period ended September 30, 2002.

The Company sold marketable equity securities and recognized a realized loss of ($476,444) during the nine month period ended September 30, 2003 and realized a loss of ($12,058) during the nine month period ended September 30, 2002.

The Company recorded unrealized gains in the amount of $1,206 during the three month period ended September 30, 2003 and unrealized losses of ($1,322) during the three month period ended September 30, 2002. Available-for-sale securities are described in Other Comprehensive Income (below).

The Company recorded unrealized losses in the amount of ($4,625) during the nine month period ended September 30, 2002. Available-for-sale securities are described in Other Comprehensive Income (below).

INVESTMENT INCOME

The Company had income of $9,446 and $3,804 from interest and dividends in the three month periods ended September 30, 2003 and 2002, respectively. The Company had income of $11,139 and $12,283 from interest and dividends in the nine month periods ended September 30, 2003 and 2002, respectively. The interest income for 2003 was mainly earned on the outstanding loan balance from Onspan Networking, Inc.

INCOME TAXES

The Company's 2002 income tax expenses of $381,500 resulted primarily from a change in the deferred tax valuation allowance. The Company recorded no income tax expense for 2003.

OTHER COMPREHENSIVE INCOME (LOSS)

During the nine months ended September 30, 2003, the Company recorded an increase in its net unrealized gain from available-for-sale securities in the amount of $113,144. The increase consisted of a decline in market value of $353,320 less a reclassification adjustment of ($466,464). Available-for-sale securities consists primarily of SGD Limited Holdings (SGD) a holding company principally engaged in acquiring and developing jewelry related businesses. Our investment represents approximately 10.4% of the outstanding stock of SGD and accordingly, the Company is subject to certain restrictions on the shares it can sell. Of the 10,100,000 shares held by the Company 3,941,000 shares valued at $59,115 have been classified as current. Due to the size of the Company's investment and the limited trading volume of SGD as well as other available-for-sale securities, there can be no assurance that the Company will realize the value assigned, under Statement of Accounting Standards #115 (Accounting for Certain Investments in Debt and Equity Securities), to these securities.

During the latter part of 2002 the Company became aware, based upon Securities and Exchange Commission (SEC) filings by SGD, that SGD had taken the position that the Company was the holder of pre-split shares (SGD had a 6 for 1 reverse split) and rather than the Company owning 10 Million shares of SGD the Company was the holder of only 1,666,666 shares of SGD. It is the Company's position that the number of shares that the Company held of SGD as of September 30, 2003 and 2002 is 10 Million. This is based upon purchase and sale arrangements between the Company and SGD wherein the Company was sold, issued and receive 10 Million post split shares of SGD from SGD (formerly known as GoldOnline.com, Inc.). The shares issued and delivered to the Company by SGD reflected the split and the new split CUSIP change. On November 11, 2000, following the Company's receipt of these shares, the Company filed a Form 13D, with the SEC, reflecting the ownership of these shares. The Form 13D had been prepared by SGD's Counsel. SGD filed quarterly and annual financial reports with the SEC reflecting the ownership of 10 Million shares by the Company. Should it ultimately be determined that the shares should be pre-split shares then our investment in SGD, as of September 30, 2003, rather then being included in the accompanying balance sheet as $151,500 (current $59,115; long-term $92,385) might be reduced depending upon the impact of the share price differential on the market price of the SGD shares and the reduced number of shares that the Company would be considered as holding.

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