Form 10KSB
period 2003-12-31
EVOLVE ONE INC
filed 2004-09-24
CIK 1088787

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

 ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended DECEMBER 31, 2003

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ___ No _X_.

Check if delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year - $1,368,886.

As of December 31, 2003 the registrant had outstanding 3,096,304 shares of its Common Stock, par value $.00001, its only class of voting securities. The aggregate market value of the shares of Common Stock of the registrant held by non-affiliates on December 31, 2003, was approximately $166,667 based on its closing price on the OTC: Bulletin Board on that date. (See Item 5).

                       DOCUMENTS INCORPORATED BY REFERENCE

No documents are incorporated by reference into this Report except those Exhibits so incorporated as set forth in the Exhibit index.

Transitional Small Business Disclosure Format (Check one):  Yes [ ]; No [X].

                                TABLE OF CONTENTS


INTRODUCTION

PART I

Item 1.  Description of Business...............................................2

Item 2.  Description of Properties............................................11

Item 3.  Legal Proceedings....................................................11

Item 4.  Submission of Matters to a Vote of Security Holders..................11


PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.............11

Item 6.  Management's Discussion and Analysis or Plan or Operation............13

Item 7.  Financial Statements.................................................18

Item 8.  Changes In and Disagreements With Accountants on Accounting
         and Financial Disclosure.............................................19

Item 8A. Controls and Procedures..............................................19


PART III

Item 9.  Directors, Executive officers, Promoters and Control persons
         Compliance with Section 16(a) of the Exchange Act....................19

Item 10. Executive Compensation...............................................22

Item 11. Security Ownership of Certain Beneficial Owners and Management.......23

Item 12. Certain Relationships and Related Transactions.......................24

Item 13. Exhibits and Reports on Form 8-K.....................................25

Item 14. Principal Accountant Fees and Services...............................25

Signatures....................................................................27

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

                                STOGIESONLINE.COM

Stogies ("Cigarcigar.com") became an online distributor and retailer of brand name premium cigars within the United States on November 18, 1998. Stogies' products consist of premium cigars, factory brand name seconds and mass market cigars which are sold online to retail and wholesale customers. Stogies markets a wide variety of premium cigars and related tobacco products on a retail basis throughout the United States via the Internet. Management utilizes its website located at URL (www.CigarCigar.com) as its primary advertising vehicle. Stogies' cigar line consists of nationally recognized brand names - Arturo Fuente, AVO, Cohiba, Don Diego, Garcia y Vega, H. Upmann, Macanudo, Montecristo, Opus X, Partagas, Punch, and Te-Amo.

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

Stogies current client base consists of over 10,000 customers in the United States. Purchases from repeat customers have been steady, with repeat buyers accounting for approximately one-third of current orders. During the two years ended December 31, 2003, Stogies did not have any significant customers, the loss of which would have an adverse effect on operations.

                             A1DISCOUNT PERFUME INC.

On September 28, 2001, the Company created a Subsidiary named A1DiscountPerfume Inc. and in October 2001, launched a new e-commerce site specializing in men's and women's fragrances. The site is located at http://www.A1DiscountPerfume.com. The site is a competitor of other discount as well as full price online retailers of Perfume and Cologne. The site employs the Microsoft / Great Plains eEnterprise system which permits customers to benefit by having direct access to up-to-the-minute information about inventory, pricing, "hot deals" as well as order information. The eEnterprise system allows A1DiscountPerfume.com to inexpensively reach customers anywhere, around the clock.

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

                                  RISK FACTORS

WE HAVE A LIMITED OPERATING HISTORY UPON WHICH YOU CAN EVALUATE OUR BUSINESS AND PROSPECTS

We began offering products for sale on our Web site in 1998. Accordingly, we have a limited history upon which you can evaluate our business and prospects. You should consider our prospects in light of the risks, expenses and difficulties frequently encountered by online commerce companies. As an online commerce Company, we have a rapidly evolving and unpredictable business model, we face intense competition, we must effectively manage our growth, and we must respond quickly to rapid changes in customer demands and industry standards. We may not succeed in addressing these challenges and risks.

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

WE ARE DEPENDENT ON THE CONTINUED GROWTH OF ONLINE COMMERCE

The business of selling goods over the Internet is relatively new. Rapid growth in the use of and interest in the Internet and online services is a recent phenomenon. Even as the Internet is accepted, concerns about fraud, privacy and other problems may mean that a broad base of consumers may not adopt the Internet as a medium of commerce. If these consumers prove to be less active and we are unable to gain efficiencies in our operating costs, including our cost of acquiring new customers, our business could be adversely impacted.

THE COMPANY'S REVENUES AND OPERATING RESULTS CAN BE UNPREDICTABLE.

OUR OPERATING RESULTS MAY FLUCTUATE

Our operating results have varied on an annual basis during our operating history. Our operating results may fluctuate significantly as a result of a variety of factors, many of which are outside our control.

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

      -  the level of use of the Internet ;

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

FUTURE SALES OF OUR COMMON STOCK MAY CAUSE OUR STOCK PRICE TO DECLINE

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

ITEM 2.  DESCRIPTION OF PROPERTY

At December 31, 2002 the Company maintained two office spaces. The corporate headquarters was located at 6413 Congress Avenue, Suite 240, Boca Raton, Florida 33487. The Stogies warehouse and retail cigar outlet center was located at 6405 Congress Avenue, Suite 160, Boca Raton, Florida 33487. The combined square footage of the corporate headquarters and Stogies warehouse was 6,293 square feet, and the combined monthly rent was $7,149. The corporate office phone number is (561) 988-0819. In June 2002, the Company moved the corporate headquarters to the Stogies warehouse. In June 2004, the Company did not renew the Stogies warehouse lease and is currently renting from a Company owned by the majority shareholders of EvolveOne, Inc. On August 20, 2004 the Company signed a new lease for 5,325 sq feet of office and warehouse space at 1000 Clint Moore Road, Suites 101 and 102, Boca Raton FL 33487. The initial monthly base rent is approximately $6,500.

ITEM 3.  LEGAL PROCEEDINGS

Lakewood Development(s) Corporation v. Gary Schultheis and Herbert Tabin and Evolve One, Inc., Civil Action No. 4-03-CV-1224-A, in the United States District Court of the Northern District of Texas, Ft. Worth Division (Complaint filed on August 6, 2003). This action asserts claims for violation of Texas securities law, fraud, breach of contract, and breach of fiduciary duties. The action sought damages in the amount of $4,125,000 for the plaintiff, the plaintiffs' attorneys' fees and costs, and certain other relief.

On April 6, 2004, United States District Court Judge John McBryde of the United States District Court of the Northern District of Texas, Ft. Worth Division, entered a final judgment in favor of Evolve One, Inc. and its officers Gary Schultheis and Herbert Tabin dismissing the case with prejudice. The court also ordered Lakewood to pay defendants' court costs.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

         None

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

                        OPENING           HIGH               LOW         CLOSING
                          BID              BID               BID           BID
                        -------           -----             -----        -------
2003 Fourth Quarter      0.22             0.24              0.15          0.16
2003 Third Quarter       0.22             0.42              0.20          0.22
2003 Second Quarter      0.40             0.51              0.209         0.22
2003 First Quarter (*)   0.30             1.075             0.30          0.40
2002 Fourth Quarter (*)  0.775            0.85              0.175         0.30
2002 Third Quarter (*)   1.50             1.975             0.775         0.775
2002 Second Quarter (*)  0.75             3.50              0.75          1.50
2002 First Quarter (*)   2.375            2.375             0.625         0.85

(*) As restated for 250 - 1 stock split

HOLDERS

As of December 31, 2003, there were approximately 701 holders of record of the Company's common stock, an undetermined number of which represent more than one individual participant in securities positions with the Company.

DIVIDENDS

The Company has never paid cash dividends on its common stock, and intends to utilize current resources to expand its operations. Therefore, it is not anticipated that cash dividends will be paid on the Company's common stock in the foreseeable future.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table sets forth securities authorized for issuance under equity compensation plans, including individual compensation arrangements, by us under our stock option plan and any compensation plans not previously approved by our shareholders as of December 31, 2003.

                                 NUMBER OF SECURITIES TO    WEIGHTED AVERAGE
                                 BE ISSUED UPON EXERCISE    EXERCISE PRICE OF
                                 OF OUTSTANDING OPTIONS,    OUTSTANDING OPTIONS,
 PLAN CATEGORY                   WARRANTS AND RIGHTS        WARRANTS AND RIGHTS
 -------------                   -----------------------    -------------------
 Stock Option Plan (1)                       -                         -

 Equity compensation plans not
  approved by shareholders              16,000                     $.004

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

The Company's continuing operations consist of two Internet based businesses within the United States, Stogies and A1Discount Perfume. Stogies is an online distributor and retailer of brand name premium cigars. A1Discount Perfume is an online retailer of premium perfumes and colognes. Stogies became operational in November 1998 and it accounts for substantially all of the sales revenue.

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

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are recorded at cost and are depreciated on a straight-line basis over the estimated useful lives of such assets. Changes in circumstances such as technological advances, changes to the Company's business model or changes in the Company's capital strategy could result in the actual useful lives differing from the Company's estimates. In those cases where the Company determines that the useful life of property, plant and equipment should be shortened, the Company will depreciate the net book value in excess of the estimated salvage value over its revised remaining useful life.

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

INVESTMENTS

Investments are classified as either available-for-sale or trading securities and are held for resale in anticipation of short-term market movements or until such securities are registered or are otherwise unrestricted. At December 31, 2003, investments consisted of common stock and options to acquire common stock held for resale.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company decreased its working capital from $1,880,028 at December 31, 2002 to $946,932 at December 31, 2003. The working capital decreased in the amount of $933,096 consists primarily of decreases in cash in the amount of $1,252,071, and marketable securities in the amount of $193,425, and an increase in accrued liabilities in the amount of $129,216 offset by an increase in loan receivable in the amount of $692,940.

During the twelve months ended December 31, 2003 stockholders' equity decreased $1,235,174, which includes increases in other comprehensive income in the amount of $109,709, and the net loss for the year of ($1,344,883) (See Other Comprehensive Income below).

RESULTS OF OPERATIONS

SALES AND COST OF SALES

Internet and retail sales for the Stogies segment, for the twelve months ended December 31, 2003 compared to the same period in 2002 decreased ($73,185) from $1,395,988 in 2002 to $1,322,803 in 2003. Since employing the Microsoft/Great Plains eEnterprise system the Company's Stogies segment improved its gross profit percentage of approximately 34.5% during the twelve months ended December 31, 2002 to 36.8% during the twelve months ended December 31, 2003. The increase in gross profit percentage is due to better promotions, and a decreased concentration on wholesale sales and better purchasing.

Internet sales for the A1discount Perfume segment, for the twelve months ended December 31, 2003 as compared to the same period in 2002 decreased ($12,122) from $58,205 in 2002 to $46,083 in 2003. A1discount Perfume segment improved its gross profit percentage of approximately 34.9 % during the twelve months ended December 31, 2002 to 40.4% during the twelve months ended December 31, 2003. The decrease in gross profit percentage is due to greater competition.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses decreased $146,172 from $1,540,023 in the twelve months ended December 31, 2002 to $1,393,851 in the twelve month period ended December 31, 2003. The decrease in selling, general and administrative expense for the twelve months ended December 31, 2003 consists primarily of decreases in: accounting - ($41,450); bad debt - ($29,770); insurance - ($95,237); rent - ($14,844); depreciation - ($61,165); and legal
- ($10,240); and increases in; payroll - $16,700; - advertising - $33,835; employee benefits - $13,000; and consulting - $56,600. Accounting fee decreased due to the 2002 and 2003 audits not being performed until 2004. The decrease in bad debt is primarily due to the write off of the note receivable from IBD Vending ($14,945) in 2002, insurance decrease is due primarily to the cancellation of the D & O policy in 2003, rent decrease is due to the cancellation of the lease for Suite 240 in June 2003 and depreciation decrease is due to the accelerated methods used to determine depreciation. Advertising increase is due primarily to increased advertising for the A1Discount Perfume site, and consulting increased due to the hiring of an outside IT consultant and increased services needed to move computer servers due to the move out of our former corporate headquarters in Suite 240.

MARKETABLE EQUITY SECURITIES

The Company sold marketable equity securities and realized a loss of ($476,444) during the twelve month period ended December 31, 2003 and a ($12,058) loss during the twelve month period ended December 31, 2002.

The Company had no unrealized losses during the twelve month period ended December 31, 2003 and recorded unrealized losses in the amount of ($4,956) during the same period of the prior year. Available-for-sale securities are described in Other Comprehensive Income (below).

INVESTMENT INCOME

The Company had income of $19,663 and $14,524 from interest and dividends in the twelve month period ended December 31, 2003 and 2002, respectively. The increase is due primarily to interest earned on an outstanding note receivable from Onspan Networking, Inc., a related party.

INCOME TAXES

The Company had an income tax expense of $439,200 for the twelve month period ended December 31, 2002, resulting primarily from the reduction in deferred taxes associated with the change in unrealized gain included in other comprehensive income (loss). As of December 31, 2003, there is no deferred tax benefit recorded due to the provision for 100% valuation allowance.

OTHER COMPREHENSIVE INCOME

During the year ended December 31, 2003, the Company recorded a decrease in its net unrealized gain from available-for-sale securities in the amount of $109,709. The decrease consisted of a decline in market value of $356,755 plus a reclassification adjustment of $466,464. Available-for-sale securities consist primarily of securities of SGD Limited Holdings (SGD), a holding company principally engaged in acquiring and developing jewelry related businesses. The Company's investment represents approximately 10.4% of the outstanding stock of SGD and accordingly, the Company is subject to certain restrictions on the shares it can sell. Of the 10,100,000 shares of SGD stock held by the Company, 3,941,000 shares valued at $59,115 have been classified as current. The securities of SGD significantly decreased in value over the past year as a reflection of the overall market conditions. Due to the size of the Company's investment and the limited trading volume of SGD as well as other available-for-sale securities, there can be no assurance that the Company will realize the value assigned, under Statement of Accounting Standards #115 (Accounting for Certain Investments in Debt and Equity Securities), to these securities.

During the latter part of 2002 the Company became aware, based upon Securities and Exchange Commission (SEC) filings by SGD, that SGD had taken the position that the Company was the holder of pre-split shares (SGD had a 6 for 1 reverse split) and rather than the Company owning 10 Million shares of SGD the Company was the holder of only 1,666,666 shares of SGD. It is the Company's position that the number of shares that the Company held of SGD as of December 31, 2003 and 2002 is 10 Million. This is based upon purchase and sale arrangements between the Company and SGD wherein the Company was sold, issued and receive 10 Million post split shares of SGD from SGD (formerly known as GoldOnline.com, Inc.). The shares issued and delivered to the Company by SGD reflected the split and the new split CUSIP change. On November 11, 2000, following the Company's receipt of these shares, the Company filed a Form 13D, with the SEC, reflecting the ownership of these shares. The Form 13D had been prepared by SGD's Counsel. SGD filed quarterly and annual financial reports with the SEC reflecting the ownership of 10 Million shares by the Company. Should it ultimately be determined that the shares should be pre-split shares then our investment in SGD, as of December 31, 2003, rather then being included in the accompanying balance sheet as $151,500 (current $59,115; long-term $92,385) might be reduced depending upon the impact of the share price differential on the market price of the SGD shares and the reduced number of shares that the Company would be considered as holding.

ITEM 7.  FINANCIAL STATEMENTS

The Consolidated Financial Statements of Evolve One, Inc., and Subsidiaries, for the years ended December 31, 2003 and 2002, together with the report thereon of Goldstein Lewin & Co. dated June 18, 2004 is set forth as follows:

                                                                            PAGE
                                                                            ----

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS                            F-7-21

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors
Evolve One, Inc. and Subsidiaries
Boca Raton, Florida


We have audited the accompanying consolidated balance sheet of Evolve One, Inc and Subsidiaries as of December 31, 2003, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

Except as discussed in the following paragraph, we conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 3, we were unable to verify the number of shares of SGD Holdings, Inc. held by the Company for the years ended December 31, 2003 and 2002, due to a lack of conclusive evidential matter. Therefore, we were unable to satisfy ourselves as to the carrying value of the investment.

In our opinion, except for the effects of such adjustments, if any, as might have been determined to be necessary had we been able to examine conclusive evidence regarding the number of shares of SGD Holdings, Inc. held by the Company, the financial statements referred to in the first paragraph above present fairly, in all material respects, the financial position of Evolve One, Inc. and Subsidiaries as of December 31, 2003, and the results of their operations and their cash flows for the two years in the period ended December 31, 2003 in conformity with U. S. generally accepted accounting principles.

                                        /s/ GOLDSTEIN LEWIN & CO.


Boca Raton, Florida
June 18, 2004, except for Note 11
as to which the date is August 20, 2004

EVOLVE ONE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2003


ASSETS

CURRENT ASSETS
  Cash and cash equivalents .....................................   $   118,912
  Accounts receivable ...........................................        25,489
  Marketable equity securities ..................................        64,682
  Inventory .....................................................       355,546
  Loan Receivable - Onspan Networking, Inc ......................       692,940
  Prepaid expenses ..............................................         6,580
                                                                    -----------
      TOTAL CURRENT ASSETS ......................................     1,264,149

PROPERTY AND EQUIPMENT, NET .....................................       202,396

NOTE RECEIVABLE .................................................        10,000

MARKETABLE EQUITY SECURITIES ....................................        92,385

OTHER ASSETS ....................................................        10,708
                                                                    -----------
    TOTAL ASSETS ................................................   $ 1,579,638
                                                                    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable ..............................................   $    85,393
  Other accrued liabilities .....................................         1,824
  Accrued salaries ..............................................       230,000
                                                                    -----------
      TOTAL CURRENT LIABILITIES .................................       317,217
                                                                    -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Cumulative convertible preferred stock, $.0001 par value;
    authorized 10,000,000 shares; outstanding -0- shares ........             -
  Common stock, $.00001 par value. Authorized 1,000,000,000
    shares; issued and outstanding 3,096,304 shares .............            31
  Paid-in capital ...............................................     6,730,343
  Accumulated deficit ...........................................    (5,205,514)
  Accumulated other comprehensive income (loss) .................      (262,439)
                                                                    -----------
      Total stockholders' equity ................................     1,262,421
                                                                    -----------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ..................   $ 1,579,638
                                                                    ===========

See Notes to the Consolidated Financial Statements.

EVOLVE ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                          2003          2002
                                                          ----          ----

Sales and revenue ..................................  $ 1,368,886   $ 1,454,193
COST OF SALES ......................................      863,078     1,008,484
                                                      -----------   -----------
GROSS PROFIT .......................................      505,808       445,709
Selling, general and administrative expense ........    1,393,851     1,540,023
                                                      -----------   -----------
  Loss from operations .............................     (888,043)   (1,094,314)
                                                      -----------   -----------

OTHER INCOME (EXPENSE):
  (Loss) from sale of marketable equity securities .     (476,444)      (12,058)
  Gain on the sale of property and equipment .......            -         5,436
  Investment income ................................       19,663        14,524
  Interest expense .................................          (59)       (4,838)
  Unrealized (loss) on marketable equity securities             -        (4,956)
                                                      -----------   -----------
    Total other income (expense) ...................     (456,840)       (1,892)
                                                      -----------   -----------
EARNINGS (LOSS) BEFORE INCOME TAXES ................   (1,344,883)   (1,096,206)
INCOME TAX EXPENSE .................................            -       439,200
                                                      -----------   -----------
NET EARNINGS (LOSS) ................................  $(1,344,883)  $(1,535,406)
                                                      -----------   -----------

NET EARNINGS (LOSS) PER SHARE
  BASIC ............................................  $     (0.43)  $     (0.49)
                                                      ===========   ===========
  DILUTED ..........................................  $     (0.43)  $     (0.49)
                                                      ===========   ===========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
  BASIC ............................................    3,096,304     3,129,763
                                                      ===========   ===========
  DILUTED ..........................................    3,096,304     3,129,763
                                                      ===========   ===========

See Notes to the Consolidated Financial Statements.

EVOLVE ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                                                             Accumulated
                                                                                                Other
                                            Common Stock           Paid-in     Accumulated  Comprehensive
                                         Shares     Par Value      Capital       Deficit       Income         Total
                                        ---------   ---------    -----------   -----------   ----------    -----------
BALANCE , January 1, 2002 ............. 3,154,165        31        6,827,634    (2,325,225)     727,896      5,230,336

  Repurchase and Retirement
     of Common Stock ..................   (57,861)        -          (97,291)            -            -        (97,291)
  Comprehensive income (loss):                                                                                       -
    Unrealized (loss) on available-
      for-sale securities, net ........         -         -                -             -   (1,100,044)    (1,100,044)
    Net loss ..........................         -         -                -    (1,535,406)           -     (1,535,406)
                                                                                                           -----------
      Total comprehensive income (loss)         -         -                -             -            -     (2,635,450)
                                        ---------      ----      -----------   -----------   ----------    -----------
BALANCE, December 31, 2002 ............ 3,096,304        31        6,730,343    (3,860,631)    (372,148)     2,497,595

  Comprehensive income (loss):
    Unrealized gain on available-
      for-sale securities, net ........         -         -                -             -      109,709        109,709
    Net loss ..........................         -         -                -    (1,344,883)           -     (1,344,883)
                                                                                                           -----------
      Total comprehensive income (loss)         -         -                -             -            -     (1,235,174)
                                        ---------      ----      -----------   -----------   ----------    -----------
BALANCE, December 31, 2003 ............ 3,096,304      $ 31      $ 6,730,343   $(5,205,514)  $ (262,439)   $ 1,262,421
                                        =========      ====      ===========   ===========   ==========    ===========

See Notes to the Consolidated Financial Statements.

EVOLVE ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2003 AND 2002


                                                          2003          2002
                                                          ----          ----

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) .......................................... $(1,344,883)  $(1,535,406)
Adjustments to reconcile net (loss) from
continuing operations to net
 cash (used in) operating activities:
  Depreciation and amortization .....................     108,843       165,561
  (Gain) on sale of property and equipment ..........           -        (5,436)
  Loss  on marketable equity securities .............     476,444        12,058
  Unrealized loss on marketable equity securities ...           -         4,956
  Deferred income taxes .............................           -       439,200
  Purchase of marketable equity securities ..........        (900)            -
  Decrease (increase) in assets:
    Accounts receivable .............................      15,266        (5,631)
    Inventory .......................................     (19,939)      (66,807)
    Note receivable .................................     (10,000)            -
    Other assets ....................................      70,704       124,376
  Increase (decrease) in liabilities:
    Accounts payable ................................     (14,355)       53,763
    Other accrued liabilities .......................        (784)       (2,194)
    Accrued salaries ................................     130,000       100,000
                                                      -----------   -----------
Net cash  (used in) operating activities ............    (589,604)     (715,560)
                                                      -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures ..............................     (12,733)      (22,908)
  Interest receivable - Onspan Networking, Inc. .....     (17,940)            -
  Loan receivable - Onspan Networking, Inc. .........    (675,000)            -
  Proceeds from sale of  property and equipment .....           -         7,500
  Proceeds from sale of  marketable equity securities      43,206       187,943
                                                      -----------   -----------
Net cash provided by (used in) investing activities .    (662,467)      172,535
                                                      -----------   -----------

                                                             Continued

See Notes to the Consolidated Financial Statements.

EVOLVE ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2003 AND 2002

(CONTINUED)
                                                          2003          2002
                                                          ----          ----

CASH FLOWS FROM FINANCING ACTIVITIES
  Repurchase of treasury stock ...................... $         -   $   (97,291)
  Loan repayment ....................................           -      (157,963)
                                                      -----------   -----------
Net cash (used in) financing activities .............           -      (255,254)
                                                      -----------   -----------
NET (DECREASE) IN CASH AND CASH EQUIVALENTS .........  (1,252,071)     (798,279)
CASH AND CASH EQUIVALENTS, beginning of period ......   1,370,983     2,169,262
                                                      -----------   -----------
CASH AND CASH EQUIVALENTS, end of period ............ $   118,912   $ 1,370,983
                                                      ===========   ===========

SUPPLEMENTAL CASH FLOW INFORMATION


Cash paid for interest .............................. $        59   $     4,838
                                                      ===========   ===========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
FINANCING ACTIVITIES

Insurance financing ................................. $         -   $   157,963
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

EVOLVE ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost and depreciated on an accelerated basis over the assets' estimated useful lives. Depreciation expense for the periods ended December 31, 2003 and 2002 amounted to $108,843 and $164,190, respectively.

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

EVOLVE ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NET EARNINGS (LOSS) PER SHARE

Basic net earnings (loss) per share is computed by dividing net earnings (loss) by the weighted-average number of shares outstanding. Diluted net earnings
(loss) per share includes the dilutive effect of stock options. The calculation of diluted weighted average shares outstanding for the years ending December 31, 2003 and 2002, excludes 16,000 and 8,000 common shares rspectively, issuable pursuant to outstanding options. These shares were excluded because their affect was anti-dilutive.

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

EVOLVE ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

ADVERTISING EXPENSE

The Company expenses advertising costs as they are incurred. Advertising expense for the years ended December 31, 2003 and 2002 amounted to $133,979 and $100,144, respectively.

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

STOCK SPLIT

On January 31, 2003, the Company effected a 250 to 1 reverse stock split. All share and per share amounts have been retroactively restated to reflect the reverse stock split.

EVOLVE ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2:  PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31, 2003:

                                                                  In Years
                                                                  --------
         Furniture ............................    $ 51,375           7
         Equipment ............................     728,957           5
         Leasehold Improvements ...............      68,603          10
                                                   --------

                                                    848,935

         Less:  Accumulated Depreciation ......     646,539
                                                   --------

                                                   $202,396
                                                   ========

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

EVOLVE ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amortized cost of equity securities as shown in the accompanying balance sheet and their estimated market value at December 31, 2003 are as follows:

                                                                         2003
                                                                         ----
Trading securities:
         Cost ...................................................     $  10,572
         Unrealized (loss) ......................................        (8,920)
                                                                      ---------
                                                                          1,652
                                                                      ---------
Available-for-sale securities:
         Cost ...................................................       417,854
         Unrealized (loss) ......................................      (262,439)
                                                                      ---------
                                                                        155,415
                                                                      ---------

                                                                        157,067

Marketable equity securities classified as current ..............        64,682
                                                                      ---------

Marketable equity securities classified as non-current ..........     $  92,385
                                                                      =========

Gains (losses) from trading securities that were included in earnings for the years ended December 31, 2003 and 2002 were as follows:

                                                         2003           2002
                                                         ----           ----

Realized (loss) ..................................   $  (476,444)   $   (12,058)
                                                     ===========    ===========
Unrealized (loss) ................................   $         -    $    (4,956)
                                                     ===========    ===========

The change in unrealized gains (losses) from available-for-sale securities included as a component of equity for the years ended December 31, 2003 and 2002 were as follows:

                                                         2003           2002
                                                         ----           ----

Net unrealized gain (loss) .......................   $   109,709    $(1,539,244)
Decrease in deferred tax asset ...................        41,200        439,200
Allowance deferred taxes .........................       (41,200)             -
                                                     -----------    -----------

Accumulated other comprehensive income (loss) ....   $   109,709    $(1,100,044)
                                                     ===========    ===========

EVOLVE ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company's investment in available-for-sale securities includes 10,100,000 shares (10,000,000 of which are not registered) of SGD Holdings, Ltd., formerly known as GoldOnline International, Inc. ("SGD"), a holding company primarily engaged in acquiring and developing jewelry related businesses, with a cost of $108,854 and a closing value on December 31, 2003 of $151,500 ($.015 per share). The Company's investment represents approximately 10.4% of the outstanding stock of SGD and accordingly the Company is subject to certain restrictions on the number of shares it can sell. The Company classifies 6,159,000 shares of SGD as non-current and 3,941,000 shares of SGD as current, which is approximately the maximum number of shares it could sell within the next 12 months.

During the latter part of 2002 the Company became aware, based upon Securities and Exchange Commission (SEC) filings by SGD, that SGD had taken the position that the Company was the holder of pre-split shares (SGD had a 6 for 1 reverse split) and rather than the Company owning 10 Million shares of SGD the Company was the holder of only 1,666,666 shares of SGD. It is the Company's position that the number of shares that the Company held of SGD as of December 31, 2003 and 2002 is 10 Million. This is based upon purchase and sale arrangements between the Company and SGD wherein the Company was sold, issued and receive 10 Million post split shares of SGD from SGD (formerly known as GoldOnline.com, Inc.). The shares issued and delivered to the Company by SGD reflected the split and the new split CUSIP change. On November 11, 2000, following the Company's receipt of these shares, the Company filed a Form 13D, with the SEC, reflecting the ownership of these shares. The Form 13D had been prepared by SGD's Counsel. SGD filed quarterly and annual financial reports with the SEC reflecting the ownership of 10 Million shares by the Company. Should it ultimately be determined that the shares should be pre-split shares then our investment in SGD, as of December 31, 2003, rather then being included in the accompanying balance sheet as $151,500 (current $59,115; long-term $92,385) might be reduced depending upon the impact of the share price differential on the market price of the SGD shares and the reduced number of shares that the Company would be considered as holding.

NOTE  4.       OTHER COMPREHENSIVE INCOME (LOSS)

The following represents a reconciliation of other comprehensive income (loss) for the year ended December 31, 2003:

Accumulated other comprehensive (loss) at 12/31/02:                   $(372,148)
Unrealized (loss) from marketable equity securities ...  $(356,755)
Reclassification adjustment ...........................    466,464
                                                         ---------
Net unrealized gain from marketable equity securities .                 109,709
                                                                      ---------
Net accumulated other comprehensive (loss) ............               $(262,439)
                                                                      =========

EVOLVE ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5.  COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

The Company has an operating lease for facilities which expires June 2004. Minimum future obligations over the term of the lease is as follows:

                 YEAR ENDED DECEMBER 31,
                 -----------------------

                          2004                $32,695

Rent expense for the years ended December 31, 2003 and 2002 aggregated $72,177 and $87,021 respectively. In June 2004, the Company did not renew the Stogies warehouse lease and is currently renting from a company owned by the majority shareholders of Evolve One, Inc. (Note 11).

LITIGATION

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

On April 6, 2004, United States District Court Judge John McBryde of the United States District Court of the Northern District of Texas, Ft. Worth Division, entered a final judgment in favor of Evolve One, Inc. and its officers Gary Schultheis and Herbert Tabin dismissing the case with prejudice. The court also ordered Lakewood to pay defendants' court costs.

EVOLVE ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6.  INCOME TAXES

The components of income tax expense for continuing operations are as follows for the years ended December 31, 2003 and 2002:

                                                         2003           2002
                                                         ----           ----
Current tax expense:
   Federal .........................................  $         -   $         -
   State ...........................................            -             -
                                                      -----------   -----------

Deferred tax expense ...............................            -       439,200
                                                      -----------   -----------

   Total income tax expense ........................  $         -   $   439,200
                                                      ===========   ===========

Total income tax expense applicable to earnings (loss) from continuing operations before income taxes is reconciled with the "normally expected" federal income tax expense as follows for the year ended December 31, 2003 and 2002:

                                                          2003          2002
                                                          ----          ----

"Normally expected" income tax expense (benefit) ... $ (457,300) $ (372,700) Increase (decrease) in taxes resulting from:
State income taxes, net of Federal income
  tax benefit ......................................      (48,400)      (39,800)
Nondeductible meals and other ......................       42,800      (292,600)
Change in valuation allowance ......................      462,900     1,144,300
                                                      -----------   -----------

                                                      $         -   $   439,200
                                                      ===========   ===========

The deferred income tax liabilities (assets) at December 31, 2003 are comprised of the following:

                                                        CURRENT      NONCURRENT
                                                        -------      ----------

Unrealized loss on trading securities ..............  $    (4,000)  $         -
Unrealized gain on available-for-sale securities ...      (40,100)      (58,700)
Officers Salaries ..................................      (86,500)            -
Net operating loss .................................   (1,937,800)            -
Asset basis ........................................            -           400
                                                      -----------   -----------
   Total deferred income tax (assets) ..............   (2,068,400)      (58,300)
   Valuation allowance .............................    2,068,400        58,300
                                                      -----------   -----------
Net deferred income tax (assets) ...................  $         -   $         -
                                                      ===========   ===========

EVOLVE ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has provided a valuation allowance on the deferred tax assets because of uncertainty regarding its realization. The increase in the valuation account during the twelve months ended December 31, 2003 and 2002 were $462,900 and $1,144,300 respectively. Management utilizes tax planning strategies and projected future taxable income in assessing these assets.

The Company has net operating loss carry forwards as of December 31, 2003, approximating $3,887,000 for federal and state income tax purposes, which expire as follows:

                                                        AVAILABLE
         YEAR OF ORIGINATION        EXPIRING        LOSS CARRYFORWARD
         -------------------        --------        -----------------
                2000                  2020             $   864,000
                2001                  2021               1,329,000
                2002                  2022                 968,000
                2003                  2023                 726,000
                                                       -----------
                                                       $ 3,887,000
                                                       ===========

The Company has net capital loss carry forwards as of December 31, 2003, approximating $1,262,000 for federal and state income tax purposes, which expire as follows:

                                                        AVAILABLE
         YEAR OF ORIGINATION        EXPIRING        LOSS CARRYFORWARD
         -------------------        --------        -----------------
                2001                  2006             $   777,000
                2002                  2007                   9,000
                2003                  2008                 476,000
                                                       -----------
                                                       $ 1,262,000
                                                       ===========

NOTE 7.  STOCK REPURCHASE

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

EVOLVE ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8.  LOAN RECEIVABLE

The Company issued a demand line of credit with Onspan Networking, Inc. a related party, where certain officers and directors of the Company are also officers and directors of Onspan Networking Inc., totaling $1,000,000, under which Onspan Networking, Inc. may borrow on an unsecured basis with interest at 5% annually. On June 19, 2003, Onspan Networking, Inc. borrowed $675,000 under this line of credit. The Company has accrued $17,940 in interest on the note for a total of $692,940.

The terms of the demand line of credit state that Onspan Networking, Inc. must issue options to the Company to purchase common stock equal to 10% of the dollar amount of the loan advance at an exercise price of $0.10 per share, and options to purchase common stock equal to 90% of the dollar amount of the loan advance at the ten trading day average at the time of the draw ($0.30 at June 19, 2003). On June 19, 2003, Onspan Networking, Inc. granted 67,500 stock options to Evolve One, Inc. under the revolving note agreement. The options have an exercise price of $.10 per share. Onspan Networking, Inc. also granted on June 19, 2003, 607,500 stock options to Evolve One, Inc. in the same note agreement. These options have an exercise price of $.30 per share. The Company currently has excluded these "options" on common stock from assets of the Company as the underlying stock, due to market conditions, are not readily convertible to cash. If conditions are satisfied and the underlying stock becomes marketable, the "options" would be reclassified as a derivative and recorded at fair value as an adjustment through current period results of operations.

On May 27, 2004 Onspan Networking, Inc. repaid the entire balance outstanding under the line of credit, including accrued interest.

NOTE 9.  STOCK OPTIONS

In November 1999, the Board of Directors approved the establishment of Evolve One, Inc. Stock Option Plan (the "Plan") to provide incentives to attract future employees and retain existing key employees with the Company. The Company has reserved 100,000 shares of common stock for the grant of qualified incentive options or non-qualified options to employees and directors of the Company or its parents or subsidiaries, and to non-employee directors, consultants and advisors and other persons who may perform significant services for or on behalf of the Company under the Plan. Prices for incentive stock options must provide for an exercise price of not less than 100% of the fair market value of the common stock on the date the options are granted unless the eligible employee owns more than10% of the Company's common stock for which the exercise price must be at least 110% of such fair market value. Non-statutory options must provide for an exercise price of not less than 85% of the fair market value. The Plan was approved by the shareholders at a meeting on November 11, 1999.

The Company applied Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for the incentive stock options granted to employees under its stock option plan in its statements of operations. During 2002, the Company granted nonqualified options to purchase 8,000 shares of common stock to directors outside of the Plan, these stock options expire January 3, 2007 and have an exercise price of $.007 per share and vest immediately. On January 3,

EVOLVE ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2003 the Company granted nonqualified options to purchase an additional 8,000 shares of common stock to directors outside of the Plan. These options were granted in accordance with employment contracts. The additional stock options, expiring January 3, 2008, have an exercise price of $.001 per share and vest immediately.

A summary of the status of the Company's stock options as of December 31, 2003 and the changes during the years ended December 31, 2003 and 2002 is presented below:

                                                                      WEIGHTED
                                                                      AVERAGE
                                                        SHARES         PRICE
                                                        ------         -----
         Beginning Balance, January 1, 2002 ........         -         $   -
         Options granted ...........................     8,000          .007
         Options exercised .........................         -             -
         Options cancelled .........................         -             -
                                                        ------         -----

         Ending Balance, December 31, 2002 .........     8,000         $.007
                                                        ------         -----

         Options granted ...........................     8,000         $.001
         Options exercised .........................         -             -
         Options cancelled .........................         -             -
                                                        ------         -----

         Ending Balance, December 31, 2003 .........    16,000         $.004
                                                        ======         =====

The pro forma compensation expense of the stock options would not be material to the accompanying financial statements for the current period, if the Company would have elected SFAS No. 123. The Company used the Black-Scholes option pricing model to determine the fair value of the grants. The assumptions were applied as follows:

         Risk Free Interest Rate ................................  3.4%
         Expected Dividend Yield ................................    0%
         Expected Option Life ...................................  5 years
         Expected Stock Price Volatility ........................  138%

EVOLVE ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10. SEGMENT INFORMATION

The Company reports segments based upon the management approach, which designates the internal reporting that is used by management for making operating decisions and assessing performance.

For the twelve months ended December 31, 2003, the Company operated in the following segments, none of which have inter-segment revenues:

                                                       A1DISCOUNT
                VENTURES      STOGIES     CORPORATE     PERFUME     CONSOLIDATED
                --------      -------     ---------     -------     ------------

Revenue ....   $       -    $1,322,803    $        -    $ 46,083    $ 1,368,886

Operating
(Loss) .....     (19,384)     (213,725)     (634,661)    (20,273)      (888,043)

Other
 (expense) .    (476,380)          (59)       19,599           -       (456,840)

Net Loss ...    (495,764)     (213,784)     (615,062)    (20,273)    (1,344,883)

Assets .....     176,453       624,493       729,532      49,160      1,579,638

For the twelve months ended December 31, 2002, the Company operated in the following segments, none of which have inter-segment revenues:

                                                       A1DISCOUNT
                VENTURES      STOGIES     CORPORATE     PERFUME     CONSOLIDATED
                --------      -------     ---------     -------     ------------

Revenue ....   $       -    $1,395,988    $        -    $58,205     $ 1,454,193

Operating
Loss .......    (109,981)     (244,798)     (736,646)    (2,889)     (1,094,314)

Other income
(expense) ..          13         5,436        (7,341)         -          (1,892)

Net Loss ...    (108,068)     (146,462)   (1,279,287)    (1,589)     (1,535,406)

Assets .....     718,401       785,206     1,152,548     43,796       2,699,951


The Ventures segment owns an equity interest in several companies, mainly with Internet operations, and derives its revenue from the net gains and losses recognized when the investments are sold. In addition, the Ventures segment recognizes income or loss from the unrealized gains or losses associated with its trading securities.

EVOLVE ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 11. SUBSEQUENT EVENTS

On June 25, 2004, the company purchased the URL named (www.Auctionstore.com) for $6,500. On July 22, 2004 the Company created a new wholly owned subsidiary, Auctionstore.com a Florida Corporation. The Company plans to start operations in the fourth quarter of 2004.

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

On August 20, 2004 the Company signed a new five year lease for 5,325 sq feet of office and warehouse space at 1000 Clint Moore Road, Suites 101 and 102, Boca Raton Fl 33487. The initial monthly base rent is approximately $6,500 plus sales tax and other charges.

Minimum future obligations over the term of the leases are as follows:

                 YEAR ENDED DECEMBER 31,
                 -----------------------

                          2004                $13,091
                          2005                 79,005
                          2006                 81,783
                          2007                 84,623
                          2008                 87,578
                          2009                 75,127

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

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS, EXECUTIVE OFFICERS AND SIGNIFICANT EMPLOYEES

The following table sets forth the names, ages and current positions with the Company held by the Directors, Executive Officers and Significant Employees, together with the year such positions were assumed. There is no immediate family relationship between or among any of the Directors, Executive Officers or Significant Employees, except Ms. Dermer is the sister-in-law of Mr. Tabin. The Company is not aware of any arrangement or understanding between any Director or Executive officer and any other person pursuant to which he was elected to his current position.

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

GARY SCHULTHEIS is a co-founder of Evolve One, Inc. and has served as its President and a Director of the Company since February 1998. Mr. Schultheis currently serves as President and CEO of Millennium Holdings Group, Inc., a corporate consulting firm. In February 1999, Mr. Schultheis became Vice President of Interactive Golf Marketing a publicly traded company that became WowStores.com. In August 1999, Mr. Schultheis resigned as Vice President of WowStores.com after its acquisition by Stockfirst.com. From March 1994 to February 1996, Mr. Schultheis was President of Wall Street Enterprises d/b/a Wall Street Associates, a financial consulting firm specializing in mergers and acquisitions. In February 1996, Wall Street Enterprises was acquired by Millennium Holdings Group, Inc. Currently, Wall Street Enterprises d/b/a Wall Street Associates is a wholly-owned subsidiary of Millennium Holdings Group,

Inc. From 1985 to 1992, Mr. Schultheis was employed with Air Express International now Danzas DHL, holding a position in staging and logistics. Mr. Schultheis attended the State University of New York at Farmingdale in 1984.

HERBERT TABIN is a Director and founder of the Company and currently serves as its Director of Marketing. Mr. Tabin has been a Director of Evolve One, Inc. since February 1998. Mr. Tabin is currently the President, CEO and a Director of a related party, OnSpan Networking, Inc., a publicly traded company. Mr. Tabin is also currently Vice President of Millennium Holdings Group, Inc. a private Florida-based venture capital firm. Mr. Tabin has been Vice President with Millennium Holdings since 1996. In February 1999, Mr. Tabin became President of Interactive Golf Marketing a publicly traded company that became WowStores.com. In August 1999, Mr. Tabin resigned as President of WowStores.com following its acquisition by StockFirst.com. Previously, Mr. Tabin was a Vice President of Marketing with LBI Group, Inc., a merchant banking and venture capital group from April 1995 to December 1996. From September 1993 to March 1995 Mr. Tabin was a vice president with HBL Associates a financial relations firm in New York City. From 1989 to August 1993 Mr. Tabin was employed with the American Stock Exchange and New York-based Stock Brokerage firms Stratton Securities, Continental Broker-Dealer and Kensington Wells, Inc. Mr. Tabin received a Bachelor of Science in Business Economics from the State University of New York At Oneonta in 1989. In March 2000, the State University of New York At Oneonta named their campus' largest computer lab, the Tabin Computer Lab.

MARISSA DERMER is currently the controller for the Company. Ms. Dermer is also currently a Director of publicly traded, Onspan Networking Inc., a related party, symbol ONSP and is their Chief Financial Officer. From September 1997 to April 2000, Ms. Dermer was an assistant controller with Mitchell Hutchins Asset Management, Inc., the mutual fund advisory group of Paine Webber Inc. Prior to her employment with Paine Webber, Ms. Dermer was a manager of David Berdon and Company LLP, a prominent public accounting firm headquartered in New York City from 1990 to 1997. Ms. Dermer graduated in 1990 from the State University of New York at Albany with a degree in Business/Accounting.

MARTIN SCOTT is a certified public accountant, he owns a consulting practice that specializes in assisting small public companies in preparing financial reports. He was Chief Financial Officer of Geotec Thermal Generators, Incorporated from January 2000 Until July 2001. Mr. Scott served as Secretary and Treasurer and Principal Accounting and Financial Officer of Registry Magic, Inc., a NASDAQ traded company since October 1997. From June 1996 until October 1997, Millward & Co., CPAs, employed him as an Audit Supervisor. From October 1995 until June 1996, Mr. Scott served as Controller of ERD Waste Corp., a NASDAQ traded company, a waste disposal company. Prior thereto, from January 1995, he was employed as a Senior Accountant with the firm of Richard A. Eisner & Co., LLP. From January 1991 to January 1995, he was employed as a Senior Accountant with the firm of Feldman Radin & Co., P.C.

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

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

NONE.

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

ITEM 10. EXECUTIVE COMPENSATION

The following table shows the cash compensation of the Company's chief executive officer and each officer whose total cash compensation exceeded $100,000, for the three fiscal years ended December 31, 2003. The Company has no long-term compensation plans.

  NAME AND         FISCAL                               OTHER           ALL
  PRINCIPAL        YEAR                                 ANNUAL         OTHER
  POSITION         ENDED      SALARY ($)  BONUS ($)  COMPENSATION   COMPENSATION
  --------         -----      ----------  ---------  ------------   ------------

Gary Schultheis   12/31/03    $ 100,000    $ 5,312       N/A            N/A
                  12/31/02    $ 100,000    $ 5,572       N/A            N/A
                  12/31/01    $ 100,000    $ 5,572       N/A            N/A


Herbert Tabin     12/31/03    $ 100,000    $ 5,312       N/A            N/A
                  12/31/02    $ 100,000    $ 5,572       N/A            N/A
                  12/31/01    $ 100,000    $ 5,052       N/A            N/A


In 2003 the Company accrued $130,000 in salaries in accordance with the employment agreement signed January 3, 2002 with its President and Director of Marketing, see Employment Contracts below.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

                      NUMBER OF    PERCENT OF TOTAL
                     SECURITIES      OPTIONS/SARS
                     UNDERLYING       GRANTED TO       EXERCISE OR
                    OPTIONS/SARS     EMPLOYEES IN      BASE PRICE     EXPIRATION
     NAME         GRANTED (NUMBER)    FISCAL YEAR      ($/SHARE)         DATE
     ----         ----------------    -----------      ---------         ----

Gary Schultheis         4,000             50%             .001          1/3/08
Herbert Tabin           4,000             50%             .001          1/3/08


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

EMPLOYMENT CONTRACTS

In January 2002, the Company's President and Director of Marketing entered into employment agreements with the Company. The contracts expire in January 2009 and provide for the granting of 4,000 stock options (as restated for the reverse stock split) each to the President and Director of Marketing at an exercise price of the average of closing price for the five (5) trading days preceding the anniversary date less fifteen (15%) percent each year. The annual salary under each of the agreements is $150,000, which is to be increased by 10% each year.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table indicates all persons who, as of December 31, 2003, the most recent practicable date, are known by the Company to own beneficially more than 5% of any class of the Company's voting securities and all Directors of the Company and all Officers who are not Directors of the Company, as a group. As of December 31, 2003, there were 3,112,304 (1) shares of the Company's common stock outstanding.

             NAME AND ADDRESS                 AMOUNT AND NATURE
    TITLE      OF BENEFICIAL                    OF BENEFICIAL         % OF
  OF CLASS         OWNER                            OWNER             CLASS
  --------         -----                            -----             -----

   Common    Gary Schultheis (2)                  1,028,137           33.03%
             6413 Congress Ave, Suite 230
             Boca Raton, FL  33487

   Common    Herbert Tabin (3)                    1,026,499           32.98%
             6413 Congress Ave, Suite 230
             Boca Raton, FL  33487

   Common    All directors and executive          2,054,636           66.01%
             officers as a group (two persons)

(1) This amount includes options to acquire an aggregate of 16,000 common shares of stock, 8,000 common shares at an exercise price of $.007 per share, and 8,000 shares at an exercise price of $.001 per share.

(2) This amount includes options to acquire 8,000 common shares of stock, 4,000 at an exercise price of $.007 per share and 4,000 at an exercise price of $.001 per share.

(3) This amount includes options to acquire 8,000 common shares of stock, 4,000 at an exercise price of $.007 per share and 4,000 at an exercise price of $.001 per share.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company issued a demand line of credit with Onspan Networking, Inc. a related party, totaling $1,000,000, under which Onspan Networking, Inc. may borrow on an unsecured basis with interest at 5% annually. On June 19, 2003 Onspan Networking, Inc. borrowed $675,000 under this line of credit. The Company has accrued $17,940 in interest on the note.

The terms of the demand line of credit state that Onspan Networking, Inc. must issue options to the Company to purchase common stock equal to 10% of the dollar amount of the loan advance at an exercise price of $0.10 per share, and options to purchase common stock equal to 90% of the dollar amount of the loan advance at the ten trading day average at the time of the draw ($0.30 at June 19, 2003). On June 19, 2003, Onspan Networking, Inc. granted 67,500 stock options to Evolve One, Inc. under the revolving note agreement. The options have an exercise price of $.10 per share. Onspan Networking, Inc. also granted on June 19, 2003, 607,500 stock options to Evolve One, Inc. in the same note agreement. These options have an exercise price of $.30 per share. The Company currently has excluded these "options" on common stock from assets of the Company as the underlying stock, due to market conditions, are not readily convertible to cash. If conditions are satisfied and the underlying stock becomes marketable, the "options" would be reclassified as a derivative and recorded at fair value as an adjustment through current period results of operations.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

         (a) EXHIBITS

         EXHIBIT NUMBER                         DESCRIPTION
         --------------                         -----------

              14 Evolve One, Inc. Code of Business Conduct and Ethics Adopted by the Board of Directors On November 18, 2002, (Filed as Exhibit 14 to registrant December 2002, Form 10-KSB)

              21                Subsidiaries of Evolve One, Inc. (Filed as
                                Exhibit 21 to registrant December 2002, Form
                                10-KSB)

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

         (b) REPORTS ON FORM 8-K

         Employment Agreement with President and Principal Financial and Accounting Officer, and Director of Marketing

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

         The aggregate audit fees billed by Goldstein Lewin & Co. for professional services rendered for the audit of our annual financial statements included in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003 and for the review of quarterly financial statements included in our Quarterly Reports on Form 10-QSB for the quarters ending March 31, June 30, and September 30, 2003 were $8,000.

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

AUDIT RELATED FEES

         For the fiscal years ended December 31, 2003 and 2002, the aggregate fees billed for assurance and related services by Goldstein, Lewin & Co. relating to the performance of the audit of our financial statements which are not reported under the caption "Audit Fees" above was $0 and $0, respectively.

TAX FEES

         For the fiscal years ended December 31, 2003 and 2002 the aggregate fees billed for tax compliance, tax advice and tax planning, include the preparation of federal and state corporate income tax returns billed to Evolve One by Goldstein Lewin & Co. for the fiscal years ended December 31, 2003 and 2002 were approximately $5,400 and $5,500, respectively.

ALL OTHER FEES

         Other than fees relating to the services described above under "Audit Fees," "Audit-Related Fees" and "Tax Fees," there were no additional fees billed by Goldstein Lewin & Co. for services rendered to Evolve One for the fiscal years ended December 31, 2003 and 2002.

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


                                    EVOLVE ONE, INC.


Date: September 24, 2004            By: /s/ Gary Schultheis
                                        -------------------
                                        Gary Schultheis,
                                        President
                                        (President and Principal Financial and
                                        Accounting Officer)


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:  September 24, 2004           By: /s/ Gary Schultheis
                                        -------------------
                                        Gary Schultheis,
                                        Director

Date:  September 24, 2004           By: /s/ Herbert Tabin
                                        -----------------
                                        Herbert Tabin,
                                        Director

Date:  September 24, 2004           By: /s/ Martin Scott
                                        ----------------
                                        Martin Scott,
                                        Director