Form 10QSB
period 2004-03-31
EVOLVE ONE INC
filed 2004-10-06
CIK 1088787

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

               Quarterly Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

                        For Quarter Ended: MARCH 31, 2004


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

The number of shares outstanding of registrant's common stock, par value $.00001 per share, as of March 31, 2004 was 3,096,304.

Transitional Small Business Disclosure Format (Check one):  Yes [ ] No [X].

                        EVOLVE ONE, INC. AND SUBSIDIARIES

                                      INDEX

                                                                           Page
                                                                            No.
Part I.  Financial Information (unaudited)

Item 1.  Condensed Consolidated:

           Balance Sheet - March 31, 2004 ...............................      3

           Statements of Operations-
           Three Months Ended March 31, 2004 and 2003 ...................      4

           Statement of Stockholders' Equity -
           Three Months Ended March 31, 2004 ............................      5

           Statements of Cash Flows -
           Three Months Ended March 31, 2004 and 2003 ...................    6-7

           Notes to Condensed Consolidated Financial Statements .........   8-17

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations ......................................  18-21

Item 3.  Controls and Procedures ........................................     21


Part II. Other Information

Item 1.  Legal Proceedings ..............................................     21

Item 6.  Exhibits and Reports on 8-K ....................................     22

Signatures ..............................................................     23

EVOLVE ONE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET
MARCH 31, 2004
(UNAUDITED)


ASSETS

CURRENT ASSETS
  Cash and cash equivalents .....................................   $    42,517
  Accounts receivable ...........................................        19,539
  Loan receivable - Onspan Networking, Inc. .....................       707,331
  Marketable equity securities ..................................       160,749
  Inventory .....................................................       256,966
  Other current assets ..........................................         4,889
                                                                    -----------
      TOTAL CURRENT ASSETS ......................................     1,191,991

PROPERTY AND EQUIPMENT, NET .....................................       179,926

MARKETABLE EQUITY SECURITIES ....................................       215,565

NOTE RECEIVABLE .................................................        10,000

OTHER ASSETS ....................................................        10,708
                                                                    -----------
    TOTAL ASSETS ................................................   $ 1,608,190
                                                                    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable ..............................................   $   108,041
  Accrued salaries ..............................................       288,949
                                                                    -----------
      TOTAL CURRENT LIABILITIES .................................       396,990
                                                                    -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Cumulative convertible preferred stock, $.0001 par value;
    authorized 10,000,000 shares; outstanding -0- shares ........             -
  Common stock, $.00001 par value. Authorized 1,000,000,000
    shares; issued and outstanding 3,096,304 shares .............            31
  Paid-in capital ...............................................     6,730,343
  Accumulated deficit ...........................................    (5,524,330)
  Accumulated other comprehensive income ........................         5,156
                                                                    -----------
      Total stockholders' equity ................................     1,211,200
                                                                    -----------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ..................   $ 1,608,190
                                                                    ===========

See accompanying notes to condensed consolidated financial statements.

EVOLVE ONE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2004 AND 2003
(UNAUDITED)

                                                          2004          2003
                                                          ----          ----

Sales and revenue ..................................  $   249,799   $   353,077
COST OF SALES ......................................      152,094       237,441
                                                      -----------   -----------
GROSS PROFIT .......................................       97,705       115,636
Selling, general and administrative expense ........      377,515       348,102
                                                      -----------   -----------
  Loss from operations .............................     (279,810)     (232,466)
                                                      -----------   -----------

OTHER INCOME (EXPENSE):
  Loss from sale of marketable equity securities ...      (49,050)            -
  Investment income ................................        8,392           967
  Unrealized gain (loss) on marketable equity
   securities ......................................        1,652        (1,156)
                                                      -----------   -----------
    Total other (expense) ..........................      (39,006)         (189)
                                                      -----------   -----------
NET LOSS ...........................................  $  (318,816)  $  (232,655)
                                                      ===========   ===========

NET (LOSS) PER SHARE
  BASIC ............................................  $     (0.10)  $     (0.08)
                                                      ===========   ===========
  DILUTED ..........................................  $     (0.10)  $     (0.08)
                                                      ===========   ===========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
  BASIC ............................................    3,096,304     3,096,304
                                                      ===========   ===========
  DILUTED ..........................................    3,096,304     3,096,304
                                                      ===========   ===========

See accompanying notes to condensed consolidated financial statements.

EVOLVE ONE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
THREE MONTHS ENDED MARCH 31, 2004
(UNAUDITED)

                                                                                            Accumulated
                                                                                               Other
                                              Common Stock       Paid-in     Accumulated    Comprehensive
                                           Shares   Par Value    Capital       Deficit      Income (loss)     Total
                                         ---------  ---------  -----------   -----------    -------------  -----------

BALANCE, January 1, 2004 ..............  3,096,304    $31      $6,730,343    $(5,205,514)    $(262,439)    $ 1,262,421
                                                                                                           -----------
  Comprehensive income (loss):
    Unrealized gain on available-
      for-sale securities, net ........          -      -               -              -       267,595         267,595
    Net loss ..........................          -      -               -       (318,816)            -        (318,816)
                                                                                                           -----------
      Total comprehensive income (loss)          -      -               -              -             -         (51,221)
                                         ---------    ---      ----------    -----------     ---------     -----------
BALANCE, March 31, 2004 ...............  3,096,304    $31      $6,730,343    $(5,524,330)    $   5,156     $ 1,211,200
                                         =========    ===      ==========    ===========     =========     ===========


See accompanying notes to condensed consolidated financial statements.

EVOLVE ONE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2004 AND 2003
(UNAUDITED)


                                                           2004         2003
                                                           ----         ----

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) ...........................................  $(318,816)  $  (232,655)
Adjustments to reconcile net (loss)  to net
 cash (used in) operating activities:
  Depreciation and amortization ......................     24,496        25,974
  Unrealized (gain) loss on marketable equity
   securities ........................................     (1,652)        1,156
  Loss on marketable equity securities ...............     49,050             -
  Decrease (increase) in assets:
    Accounts receivable ..............................      5,950        22,505
    Inventory ........................................     98,580       (77,837)
    Note receivable ..................................          -       (10,000)
    Other assets .....................................      1,691       (27,920)
  Increase (decrease) in liabilities:
    Accounts payable .................................     22,648       (72,119)
    Other accrued liabilities ........................     (1,824)       59,851
    Accrued salaries .................................     58,949        32,500
                                                        ---------   -----------
Net cash (used in) operating activities ..............    (60,928)     (278,545)
                                                        ---------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures ...............................     (2,026)       (1,374)
  Interest receivable - Onspan Networking, Inc .......     (8,391)            -
  Loan receivable - Onspan Networking, Inc. ..........     (6,000)            -
  Proceeds from sale of  marketable equity securities         950             -
                                                        ---------   -----------
Net cash (used in) investing activities ..............    (15,467)       (1,374)
                                                        ---------   -----------

                                                              CONTINUED

See accompanying notes to condensed consolidated financial statements.

EVOLVE ONE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2004 AND 2003
(UNAUDITED)

(CONTINUED)
                                                           2004         2003
                                                           ----         ----

NET (DECREASE) IN CASH AND CASH EQUIVALENTS ..........    (76,395)     (279,919)
CASH AND CASH EQUIVALENTS, beginning of period .......    118,912     1,370,983
                                                        ---------   -----------
CASH AND CASH EQUIVALENTS, end of period .............  $  42,517   $ 1,091,064
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

On September 28, 2001, the Company created a new Subsidiary named
A1DiscountPerfume Inc. and in October 2001, launched a new e-commerce site specializing in men's and women's fragrances. The site named
A1DiscountPerfume.com is located at http://www.A1DiscountPerfume.com. The site is a competitor of other discount as well as full price online retailers of Perfume and Cologne

The financial statements included in this report have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting and include all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation. These financial statements have not been audited.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations for interim reporting. The Company believes that the disclosures contained herein are adequate to make the information presented not misleading. However, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report for the year ended December 31, 2003, which is included in the Company's Form 10-KSB for the year ended December 31, 2003. The financial data for the interim periods presented may not necessarily reflect the results to be anticipated for the complete year. Certain reclassifications of the amounts presented for the comparative period have been made to conform to the current presentation.

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

NET EARNINGS (LOSS) PER SHARE

Basic net earnings (loss) per share is computed by dividing net earnings (loss) by the weighted-average number of shares outstanding. Diluted net earnings
(loss) per share includes the dilutive effect of stock options. The calculation of diluted weighted average shares outstanding for the quarters ending March 31, 2004 and 2003 excludes 24,000 and 16,000 common shares respectively, issuable pursuant to outstanding options. Theses shares were excluded because their effect was anti-dilutive.

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

STOCK SPLIT

On January 31, 2003, the Company issued a 250: to 1 reverse stock split. All share and per share amounts have been retroactively restated to reflect the reverse stock split.

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

The amortized cost of equity securities as shown in the accompanying balance sheet and their estimated market value at March 31, 2004 are as follows:

                                                                         2004
                                                                         ----
Trading securities:
         Cost ...................................................     $  10,572
         Unrealized (loss) ......................................        (7,268)
                                                                      ---------
                                                                          3,304
                                                                      ---------
Available-for-sale securities:
         Cost ...................................................       367,854
         Unrealized gain ........................................         5,156
                                                                      ---------
                                                                        373,010
                                                                      ---------
                                                                        376,314
Marketable equity securities classified as current ..............       160,749
                                                                      ---------
Marketable equity securities classified as non-current ..........     $ 215,565
                                                                      =========

Gains (losses) from trading securities that were included in earnings for the three months ended March 31, 2004 and 2003 were as follows:

                                                       2004               2003
                                                       ----               ----

Realized (loss) ...........................          $(49,050)          $     -
                                                     ========           =======
Unrealized gain (loss) ....................          $  1,652           $(1,156)
                                                     ========           =======

The change in unrealized gains (losses) from available-for-sale securities included as a component of equity for the three months ended March 31, 2004 and 2003 were as follows:

                                                          2004           2003
                                                          ----           ----

Net unrealized gain .............................      $ 267,595       $ 73,110
Decrease in deferred tax asset ..................        100,700         27,400
Allowance deferred taxes ........................       (100,700)       (27,400)
                                                       ---------       --------
Accumulated other comprehensive income ..........      $ 267,595       $ 73,110
                                                       =========       ========

The Company's investment in available-for-sale securities includes 10,000,000 shares which are not registered of SGD Holdings, Ltd., formerly known as Goldonline International, Inc. ("SGD"), a holding company primarily engaged in acquiring and developing jewelry related businesses, with a cost of $58,854 and a closing value on March 31, 2004 of $350,000 ($.035 per share). The Company's investment represents approximately 10.4% of the outstanding stock of SGD and accordingly the Company is subject to certain restrictions on the number of shares it can sell. There can be no assurance that the company will realize the calculated carrying value of the securities. The Company classifies 6,159,000 shares of SGD as non-current and 3,841,000 shares of SGD as current, which is approximately the maximum number of shares it could sell within the next twelve months.

During the latter part of 2002 the Company became aware, based upon Securities and Exchange Commission (SEC) filings by SGD, that SGD had taken the position that the Company was the holder of pre-split shares (SGD had a 6 for 1 reverse split) and rather than the Company owning 10 Million shares of SGD the Company was the holder of only 1,666,666 shares of SGD. It is the Company's position that the number of shares that the Company held of SGD as of March 31, 2004 and 2003 is 10 Million. This is based upon purchase and sale arrangements between the Company and SGD wherein the Company was sold, issued and receive 10 Million post split shares of SGD from SGD (formerly known as GoldOnline.com, Inc.). The shares issued and delivered to the Company by SGD reflected the split and the new split CUSIP change. On November 11, 2000, following the Company's receipt of these shares, the Company filed a Form 13D, with the SEC, reflecting the ownership of these shares. The Form 13D had been prepared by SGD's Counsel. SGD filed quarterly and annual financial reports with the SEC reflecting the ownership of 10 Million shares by the Company. Should it ultimately be determined that the shares should be pre-split shares then our investment in SGD, as of March 31, 2004, rather then being included in the accompanying balance sheet as $350,000 (current $134,435; long-term $215,565) might be reduced depending upon the impact of the share price differential on the market price of the SGD shares and the reduced number of shares that the Company would be considered as holding.

NOTE C.  OTHER COMPREHENSIVE INCOME (LOSS)

The following represents a reconciliation of other comprehensive income (loss) for the three months ended March 31, 2004:

Accumulated other comprehensive income (loss) at 12/31/03:            $(262,439)
Unrealized gain from marketable equity securities          $ 219,095
Reclassification adjustment                                   48,500
                                                           ---------
Net unrealized gain from marketable equity securities                   267,595
                                                                      ---------
Net accumulated other comprehensive income                            $   5,156
                                                                      =========

NOTE D.  INCOME TAXES

The Company recorded no income tax expense for the three months ended March 31, 2004 and 2003.

Total income tax expense (benefit) applicable to earnings (loss) before income taxes is reconciled with the "normally expected" federal income tax expense (benefit) as follows for the three months ended March 31, 2004 and 2003:

                                                            2004          2003
                                                            ----          ----

"Normally expected" income tax expense (benefit) ....    $(108,400)    $(79,100)
Increase (decrease) in taxes resulting from:
State income taxes, net of Federal income
  tax benefit .......................................      (11,500)      (8,400)
Other ...............................................      102,800       28,200
Change in valuation allowance .......................       17,100       59,300
                                                         ---------     --------
                                                         $       -     $      -
                                                         =========     ========

The deferred income tax liabilities (assets) at March 31, 2004 are comprised of the following:

                                                        CURRENT      NONCURRENT
                                                        -------      ----------

Unrealized loss on trading securities ..............  $    (2,800)  $         -
Unrealized gain on available-for-sale securities ...          800         1,200
Officers Salaries ..................................     (108,700)            -
Net operating loss .................................   (2,035,300)            -
Asset basis ........................................            -         1,000
                                                      -----------   -----------
   Total deferred income tax (assets) ..............   (2,146,000)        2,200
   Valuation allowance .............................    2,146,000        (2,200)
                                                      -----------   -----------
Net deferred income tax (assets) ...................  $         -   $         -
                                                      ===========   ===========

   *   Included in Other Comprehensive Income

The Company has provided a valuation allowance on the deferred tax assets because of uncertainty regarding its realization. The increase in the valuation account during the three months ended March 31, 2004 and 2003 was $17,100 and $59,300, respectively. Management utilizes tax planning strategies and projected future taxable income in assessing these assets.

NOTE E.  LOAN RECEIVABLE

The Company issued a demand line of credit with Onspan Networking, Inc a related party where certain officers and directors of the Company are also officers and directors of Onspan Networking Inc., totaling $1,000,000, under which Onspan Networking, Inc. may borrow on an unsecured basis at 5% annually. On June 19, 2003, Onspan Networking, Inc. borrowed $675,000 under this line of credit. On March 30, 2004, Onspan Networking, Inc. borrowed an additional $6,000 under this line of credit, for a total of $681,000. The Company has accrued $26,331 in interest on the note for a total of $707,331.

The terms of the demand line of credit state that Onspan Networking, Inc. must issue options to the Company to purchase common stock equal to 10% of the dollar amount of the loan advance at an exercise price of $0.10 per share, and options to purchase common stock equal to 90% of the dollar amount of the loan advance at the ten trading day average at the time of the draw ($0.30 at June 30, 2003). On June 19, 2003, Onspan Networking, Inc. granted 67,500 stock options to Evolve One, Inc. under the revolving note agreement. The options have an exercise price of $.10 per share. Onspan Networking , Inc also granted on June 19, 2003, 607,500 stock options to Evolve One, Inc. in the same note agreement. These options have an exercise price of $.30 per share. The Company currently has excluded these "options" on common stock from assets of the company as the underlying stock due to market conditions, are not readily convertible to cash. If conditions are satisfied and the underlying stock becomes marketable, the "options" would be reclassified as a derivative and recorded at fair value as an adjustment through current period results of operations.

On May 27, 2004, Onspan Networking, Inc. repaid the entire original balance outstanding under the line of credit, including accrued interest. On April 5, 2004, Onspan Networking, Inc. repaid the additional $6,000 balance.

NOTE F.  STOCK OPTIONS

In November 1999, the Board of Directors approved the establishment of Evolve One, Inc. Stock Option Plan (the "Plan") to provide incentives to attract future employees and retain existing key employees with the Company. The Company has reserved 100,000 shares of common stock for the grant of qualified incentive options or non-qualified options to employees and directors of the Company or its parents or subsidiaries, and to non-employee directors, consultants and advisors and other persons who may perform significant services for or on behalf of the Company under the Plan. These options were granted in accordance with the employment agreements. Prices for incentive stock options must provide for an exercise price of not less than 100% of the fair market value of the common stock on the date the options are granted unless the eligible employee owns more than 10% of the Company's common stock for which the exercise price must be at least 110% of such fair market value. Non-statutory options must provide for an exercise price of not less than 85% of the fair market value. The Plan was approved by the shareholders at a meeting on November 11, 1999.

The Company applied Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for the incentive stock options granted to employees under its stock option plan in its statements of operations. On January 3, 2003, the Company granted nonqualified options to purchase an additional 8,000 shares of common stock to directors outside of the Plan. The additional stock options, expiring January 3, 2008, have en exercise price of $.001 per share and vest immediately. On January 3, 2004 the Company granted nonqualified options to purchase an additional 8,000 shares of common stock to directors outside of the Plan. The additional stock options, expiring January 3, 2009, have en exercise price of $.131 per share and vest immediately.

A summary of the status of the Company's stock options as of March 31, 2004 and the changes during the quarter ended March 31, 2004 and the year ended December 31, 2003 is presented below:

                                                                      WEIGHTED
                                                                      AVERAGE
                                                        SHARES         PRICE
                                                        ------         -----

         Beginning Balance, January 1, 2003 ........     8,000         $.007

         Options granted ...........................     8,000          .001
         Options exercised .........................         -             -
         Options cancelled .........................         -             -

         Ending Balance, December 31, 2003 .........    16,000         $.004
                                                        ------         -----

         Options granted ...........................     8,000         $.131
         Options exercised .........................         -             -
         Options cancelled .........................         -             -
                                                        ------         -----

         Ending Balance, March 31, 2004 ............    24,000         $.046
                                                        ======         =====

The pro forma compensation expense of the stock options would not be material to the accompanying financial statements for the current period, if the Company would have elected SFAS No. 123. The Company used the Black-Scholes option pricing model to determine the fair value of the grants. The assumptions were applied as follows:

         Risk Free Interest Rate ................................  3.81%
         Expected Dividend Yield ................................    0%
         Expected Option Life ...................................  5 years
         Expected Stock Price Volatility ........................  138%

NOTE G.  SEGMENT INFORMATION

The Company reports segments based upon the management approach, which designates the internal reporting that is used by management for making operating decisions and assessing performance.

For the three months ended March 31, 2004, the Company operated in the following segments, none of which have intersegment revenues:

                                                       A1Discount
                Ventures      Stogies     Corporate     Perfume     Consolidated
                --------      -------     ---------     -------     ------------
Revenue ....    $      -     $241,493     $       -     $  8,306    $   249,799

Operating
Loss .......        (143)     (58,117)     (216,192)      (5,358)      (279,810)

Other income
(expense) ..     (47,398)           -         8,392            -        (39,006)

Net (Loss) .     (47,541)     (58,117)     (207,800)      (5,358)      (318,816)

Assets .....     377,508      470,310       721,224       39,148      1,608,190


For the three months ended March 31, 2003, the Company operated in the following segments, none of which have intersegment revenues:

                                                       A1Discount
                Ventures      Stogies     Corporate     Perfume     Consolidated
                --------      -------     ---------     -------     ------------

Revenue ....    $      -     $339,137     $       -     $ 13,940    $   353,077

Operating
Loss .......           -      (44,231)     (181,028)      (7,207)      (232,466)

Other income
(expense) ..      (1,137)           -           948            -           (189)

Net (Loss) .      (1,137)     (44,231)     (180,080)      (7,207)      (232,655)

Assets .....     756,812      827,203       913,581       63,042      2,560,638

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

Corporate assets consist primarily of cash and a loan receivable from Onspan Networking, Inc., a related party. Interest expense will be allocated to the other segments to the extent it exceeds interest income.

NOTE H.  LEGAL PRECEEDINGS

SECURITIES ACTIONS:

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

NOTE I.  SUBSEQUENT EVENTS

On June 25, 2004, the company purchased the URL named (www.Auctionstore.com) for $6,500. On July 22, 2004, the Company created a new wholly owned subsidiary, Auctionstore.com a Florida Corporation. The Company is in the preliminary stages of forming a business plan relating to internet sales.

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

On August 20, 2004, the Company signed a new five year lease for 5,325 sq feet of office and warehouse space at 1000 Clint Moore Road, Suites 101 and 102, Boca Raton Fl 33487. The initial monthly base rent is approximately $6,500 plus sales tax and other charges.

Minimum future obligations over the term of the leases are as follows:

                              YEAR ENDED MARCH 31,
                              --------------------

                              2005         32,726
                              2006         79,697
                              2007         82,489
                              2008         85,355
                              2009         88,351
                              2010         52,589

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

INVESTMENTS

Investments are classified as either available-for-sale or trading securities and are held for resale in anticipation of short-term market movements or until such securities are registered or are otherwise unrestricted. At March 31, 2004, investments consisted of common stock and options to acquire common stock held for resale. Trading account assets, consisting of marketable equity securities, are stated at fair value. Unrealized gains or losses on trading securities are recognized in the statement of operations based on changes in the fair value of the security as quoted on national or inter-dealer stock exchanges. Available-for-sale assets, which are also required to be reported at fair value, with unrealized gains and losses excluded from earnings are reported as a separate component of stockholders' equity (net of the effect of income taxes).

The Company's continuing operations consist of two Internet based businesses within the United States. Stogies is an online distributor and retailer of brand name premium cigars and accessories. A1Discount Perfume is an online retailer of premium perfumes and colognes.

Stogies became operational in November 1998 and it accounts for substantially all of the sales revenue.

LIQUIDITY AND CAPITAL RESOURCES

The Company decreased its working capital from $946,932 at December 31, 2003 to $795,001 at March 31, 2004. The working capital decrease in the amount of $151,931 consists primarily of decreases in cash in the amount of $76,395, and inventory $98,580, less an increase in accrued liabilities of $57,125 and accounts payable of $22,648.

During the three months ended March 31, 2004 stockholders' equity decreased $51,221, which includes an increase in other comprehensive income in the amount of $267,595, and the net loss for the year of $318,816. (See Other Comprehensive Income below)

RESULTS OF OPERATIONS

SALES AND COST OF SALES

During the three months ended March 31, 2004, consolidated sales decreased 29% from $353,077 for 2003 to $249,799 for the current period. The decrease in sales is attributed to a number of factors, including the company's plan to reduce inventory due to a refocus of its business effort to concentrate more on cigar accessories (including Cigar Ashtrays, Cigar Books, Cigar Cutters, Cigar Humidors and Cigar Lighters) which earn a greater gross profit percentage than cigars and a planned move out of the Company's warehouse space. Stogies improved its gross profit percentage of approximately 32.8% during the three months ended March 31, 2003 to 38.7% during the three months ended March 31, 2004. A1DiscountPerfume Inc.'s sales during the three months ended March 31, 2003 as compared to the current period decreased 184% from $13,940 to $8,306. This decrease is due to decreased spending on advertising and inventory reduction due to upcoming move.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased $29,413 to $377,515 in the three month period ended March 31, 2004 as compared to the same period of the prior year. This increase in selling, general and administrative expense consists primarily of increases in: salaries and wages - $27,071; due to a $30,000 payment to a temporary employee for services completed offset by less employees; advertising - $5,959; due to increased usage of internet search engine; legal - $52,842; due to lawsuit with Lakewood Development (Note H); offset by decreases to insurance - ($35,315); due to the cancellation of the D & O policy in 2003; and rent - ($8,310); due to the Company not renewing the lease of its former corporate headquarters at Suite 240.

MARKETABLE EQUITY SECURITIES

The Company sold marketable equity securities and realized a loss of ($49,050) during the period ended March 31, 2004, and during the three months ended March 31, 2003 the company did not sell any marketable equity securities.

The Company recorded unrealized gains in the amount of $1,652 during the three month period ended March 31, 2004 and unrealized losses in the amount of $(1,156) during the same period of the prior year. Available-for-sale securities are described in Other Comprehensive Income (below).

INVESTMENT INCOME

The Company had income of $8,392 and $967 from interest and dividends in the three month periods ended March 31, 2004 and 2003, respectively. The interest income for 2004 was mainly earned on the outstanding loan balance from Onspan Networking, Inc., a related party (Note E).

INCOME TAXES

The Company recorded no income tax expense for 2004 and 2003.

OTHER COMPREHENSIVE  INCOME (LOSS)

During the three months ended March 31, 2004, the Company recorded an increase in its net unrealized gain from available-for-sale securities in the amount of $267,595, due to an increase in market value . Available-for-sale securities consists primarily of SGD Limited Holdings (SGD) a holding company principally engaged in acquiring and developing jewelry related businesses. Our investment represents approximately 10.4% of the outstanding stock of SGD and accordingly, the Company is subject to certain restrictions on the shares it can sell. Of the 10,000,000 shares held by the Company 3,841,000 shares valued at $134,435 have been classified as current. Due to the size of the Company's investment and the limited trading volume of SGD as well as other available-for-sale securities, there can be no assurance that the Company will realize the value assigned, under Statement of Accounting Standards #115 (Accounting for Certain Investments in Debt and Equity Securities), to these securities.

During the latter part of 2002 the Company became aware, based upon Securities and Exchange Commission (SEC) filings by SGD, that SGD had taken the position that the Company was the holder of pre-split shares (SGD had a 6 for 1 reverse split) and rather than the Company owning 10 Million shares of SGD the Company was the holder of only 1,666,666 shares of SGD. It is the Company's position that the number of shares that the Company held of SGD as of March 31, 2004 and 2003 is 10 Million. This is based upon purchase and sale arrangements between the Company and SGD wherein the Company was sold, issued and receive 10 Million post split shares of SGD from SGD (formerly known as GoldOnline.com, Inc.). The shares issued and delivered to the Company by SGD reflected the split and the new split CUSIP change. On November 11, 2000, following the Company's receipt of these shares, the Company filed a Form 13D, with the SEC, reflecting the ownership of these shares. The Form 13D had been prepared by SGD's Counsel. SGD filed quarterly and annual financial reports with the SEC reflecting the ownership of 10 Million shares by the Company. Should it ultimately be determined that the shares should be pre-split shares then our investment in SGD, as of March 31, 2004, rather then being included in the accompanying balance sheet as $350,000 (current $134,435; long-term $215,565) might be reduced depending upon the impact of the share price differential on the market price of the SGD shares and the reduced number of shares that the Company would be considered as holding.

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

NONE

PART II - ITEM 5 OTHER INFORMATION

NONE

PART II - ITEM 6 EXHIBITS

(a) EXHIBITS

         EXHIBIT NUMBER                         DESCRIPTION
         --------------                         -----------

               14 Evolve One, Inc. Code of Business Conduct and Ethics Adopted by the Board of Directors On November 18, 2002, (Filed as Exhibit 14 to registrant's December 2002, Form 10-KSB)

               21 Subsidiaries of Evolve One, Inc. (Filed as Exhibit 21 to registrant's December 2002, Form 10-KSB)

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


(b) REPORTS ON FORM 8-K

         Employment Agreement with President and Principal Financial and Accounting Officer and Director of Marketing

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        EVOLVE ONE, INC.



Date:  October 6, 2004                  By: /s/ Gary Schultheis
                                            -------------------
                                            Gary Schultheis,
                                            President and Principal
                                            Financial and Accounting Officer