Form 10QSB
period 2004-06-30
EVOLVE ONE INC
filed 2004-10-06
CIK 1088787

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

               Quarterly Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

                        For Quarter Ended: JUNE 30, 2004


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

The number of shares outstanding of registrant's common stock, par value $.00001 per share, as of June 30, 2004 was 3,096,304.

Transitional Small Business Disclosure Format (Check one):  Yes [ ] No [X].

                        EVOLVE ONE, INC. AND SUBSIDIARIES

                                      INDEX

                                                                           Page
                                                                            No.
Part I.  Financial Information (unaudited)

Item 1.  Condensed Consolidated:

           Balance Sheet - June 30, 2004 ................................      3

           Statements of Operations-
           Three and Six Months Ended June 30, 2004 and 2003 ............      4

           Statement of Stockholders' Equity -
           Six Months Ended June 30, 2004 ...............................      5

           Statements of Cash Flows -
           Six Months Ended June 30, 2004 and 2003 ......................    6-7

           Notes to Condensed Consolidated Financial Statements .........   8-17

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations ......................................  18-21

Item 3.  Controls and Procedures ........................................     21


Part II. Other Information

Item 1.  Legal Proceedings ..............................................     21

Item 6.  Exhibits and Reports on 8-K ....................................     22

Signatures ..............................................................     23

EVOLVE ONE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET
JUNE 30, 2004
(UNAUDITED)


ASSETS

CURRENT ASSETS
  Cash and cash equivalents .....................................   $   660,954
  Accounts receivable ...........................................        15,823
  Marketable equity securities ..................................       102,019
  Inventory .....................................................       113,533
  Other current assets ..........................................         1,370
                                                                    -----------
      TOTAL CURRENT ASSETS ......................................       893,699

PROPERTY AND EQUIPMENT, NET .....................................       155,389

MARKETABLE EQUITY SECURITIES ....................................       129,339

NOTE RECEIVABLE .................................................        10,000

INTANGIBLES .....................................................         6,500

OTHER ASSETS ....................................................         6,487
                                                                    -----------
    TOTAL ASSETS ................................................   $ 1,201,414
                                                                    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable ..............................................   $    21,052
  Accrued liabilities ...........................................           396
  Accrued salaries payable ......................................       355,698
                                                                    -----------
      Total current liabilities .................................       377,146
                                                                    -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Cumulative convertible preferred stock, $.0001 par value;
    authorized 10,000,000 shares; outstanding -0- shares ........             -
  Common stock, $.00001 par value. Authorized 1,000,000,000
    shares; issued and outstanding 3,096,304 shares .............            31
  Paid-in capital ...............................................     6,730,343
  Accumulated deficit ...........................................    (5,768,652)
  Accumulated other comprehensive (loss) ........................      (137,454)
                                                                    -----------
      Total stockholders' equity ................................       824,268
                                                                    -----------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ..................   $ 1,201,414
                                                                    ===========

See accompanying notes to condensed consolidated financial statements.

EVOLVE ONE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003
(UNAUDITED)

                                                                THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                    JUNE 30,                         JUNE 30,
                                                               2004            2003           2004            2003
                                                               ----            ----           ----            ----
SALES AND REVENUES ....................................    $   245,155     $   363,751     $   494,954     $   716,827
COST OF SALES .........................................        172,373         220,221         324,467         457,662
                                                           -----------     -----------     -----------     -----------
GROSS PROFIT ..........................................         72,782         143,530         170,487         259,165
Selling, general and administrative expense ...........        320,028         352,258         697,544         700,358
                                                           -----------     -----------     -----------     -----------
  Loss from operations ................................       (247,246)       (208,728)       (527,057)       (441,193)
                                                           -----------     -----------     -----------     -----------

OTHER INCOME (EXPENSE):
  Interest expense ....................................              -             (59)              -             (59)
  (Loss) from sale of marketable equity securities ....              -         (27,500)        (49,050)        (27,500)
  Investment income ...................................          5,271             725          13,663           1,692
  Unrealized (loss) on marketable securities ..........         (2,346)            (50)           (694)         (1,206)
                                                           -----------     -----------     -----------     -----------
    Total other income (expense) ......................          2,925         (26,884)        (36,081)        (27,073)
                                                           -----------     -----------     -----------     -----------
NET LOSS ..............................................       (244,321)       (235,612)       (563,138)       (468,266)

NET LOSS  PER SHARE
  BASIC ...............................................    $     (0.08)    $     (0.08)    $     (0.18)    $     (0.15)
                                                           ===========     ===========     ===========     ===========
  DILUTED .............................................    $     (0.08)    $     (0.08)    $     (0.18)    $     (0.15)
                                                           ===========     ===========     ===========     ===========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
  BASIC ...............................................      3,096,304       3,096,304       3,096,304       3,096,304
                                                           ===========     ===========     ===========     ===========
 DILUTED ..............................................      3,096,304       3,096,304       3,096,304       3,096,304
                                                           ===========     ===========     ===========     ===========

See accompanying notes to condensed consolidated financial statements.

EVOLVE ONE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
SIX MONTHS ENDED JUNE 30, 2004
(UNAUDITED)

                                                                                            Accumulated
                                                                                               Other
                                              Common Stock       Paid-in     Accumulated    Comprehensive
                                           Shares   Par Value    Capital       Deficit      Income (loss)     Total
                                         ---------  ---------  -----------   -----------    -------------  -----------

BALANCE, January 1, 2004 ..............  3,096,304    $31      $6,730,343    $(5,205,514)    $(262,439)    $ 1,262,421
                                                                                                           -----------
  Comprehensive income (loss):
    Unrealized gain on available-
      for-sale securities, net ........          -      -               -              -       124,985         124,985
    Net loss ..........................          -      -               -       (563,138)            -        (563,138)
                                                                                                           -----------
      Total comprehensive income (loss)          -      -               -              -             -        (438,153)
                                         ---------    ---      ----------    -----------     ---------     -----------
BALANCE, June 30, 2004 ................  3,096,304    $31      $6,730,343    $(5,768,652)    $(137,454)    $   824,268
                                         =========    ===      ==========    ===========     =========     ===========


See accompanying notes to condensed consolidated financial statements.

EVOLVE ONE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2004 AND 2003
(UNAUDITED)


                                                           2004         2003
                                                           ----         ----

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) ...........................................  $(563,138)  $  (468,266)
Adjustments to reconcile net (loss)  to net
 cash (used in) operating activities:
  Depreciation and amortization ......................     48,997        52,650
  Loss on marketable equity securities ...............     49,050        27,500
  Unrealized loss on marketable equity securities ....        694         1,206
  Decrease (increase) in assets:
    Accounts receivable ..............................      9,666        13,236
    Inventory ........................................    242,013       (75,247)
    Note receivable ..................................          -       (10,000)
    Other assets .....................................      9,431        57,665
  Increase (decrease) in liabilities:
    Accounts payable .................................    (64,341)      (54,996)
    Other accrued liabilities ........................     (1,428)         (364)
    Accrued salaries .................................    125,698        65,000
                                                        ---------   -----------
Net cash (used in) operating activities ..............   (143,358)     (391,616)
                                                        ---------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures ...............................     (1,990)       (8,411)
  Acquisition of intangibles .........................     (6,500)
  Loan receivable - Onspan Networking, Inc. ..........    675,000      (675,000)
  Interest receivable - Onspan Networking,Inc ........     17,940             -
  Purchase of marketable equity securities ...........          -          (900)
  Proceeds from sale of  marketable equity securities         950         2,750
                                                        ---------   -----------
Net cash provided by (used in) investing activities ..    685,400      (681,561)
                                                        ---------   -----------

                                                              CONTINUED

See accompanying notes to condensed consolidated financial statements.

EVOLVE ONE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2004 AND 2003
(UNAUDITED)

(CONTINUED)
                                                           2004         2003
                                                           ----         ----

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .    542,042    (1,073,177)
CASH AND CASH EQUIVALENTS, beginning of period .......    118,912     1,370,983
                                                        ---------   -----------
CASH AND CASH EQUIVALENTS, end of period .............  $ 660,954   $   297,806
                                                        =========   ===========


SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for:
  Interest ...........................................  $       -   $        59
                                                        =========   ===========


See accompanying notes to condensed consolidated financial statements.

EVOLVE ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Evolve One, Inc. (the "Company" or "EONE") is a diversified holding company that develops and operates Internet and direct retail marketing companies. The EONE Group includes wholly owned subsidiaries, StogiesOnline.com, Inc. ("Stogies") (www.CigarCigar.com), A1Discount Perfume, Inc. (www.A1DiscountPerfume.com), and International Internet Venture I, LLC ("Ventures). EONE, through its Venture division, owns an equity interest in several companies, some of which are classified as trading securities and some of which are classified as available-for-sale securities. EONE was incorporated in Delaware on June 21, 1994.

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

NET EARNINGS (LOSS) PER SHARE

Basic net earnings (loss) per share is computed by dividing net earnings (loss) by the weighted-average number of shares outstanding. Diluted net earnings
(loss) per share includes the dilutive effect of stock options. The calculation of diluted weighted average shares outstanding for the quarters ending June 30, 2004 and 2003 excludes 24,000 and 16,000 common shares respectively, issuable pursuant to outstanding options. Theses shares were excluded because their effect was anti-dilutive.

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

The amortized cost of equity securities as shown in the accompanying balance sheet and their estimated market value at June 30, 2004 are as follows:

                                                                         2004
                                                                         ----
Trading securities:
         Cost ...................................................     $  10,572
         Unrealized (loss) ......................................        (9,614)
                                                                      ---------
                                                                            958
                                                                      ---------
Available-for-sale securities:
         Cost ...................................................       367,854
         Unrealized (loss) ......................................      (137,454)
                                                                      ---------
                                                                        230,400
                                                                      ---------

                                                                        231,358

Marketable equity securities classified as current ..............       102,019
                                                                      ---------

Marketable equity securities classified as non-current ..........     $ 129,339
                                                                      =========

(Losses) from trading securities that were included in earnings for the six months ended June 30, 2004 and 2003 were as follows:

                                                      2004               2003
                                                      ----               ----

Realized (loss) ..........................          $(49,050)          $(27,500)
                                                    ========           ========
Unrealized (loss) ........................          $   (694)          $ (1,206)
                                                    ========           ========

The change in unrealized gains (losses) from available-for-sale securities included as a component of equity for the six months ended June 30, 2004 and 2003 were as follows:

                                                         2004            2003
                                                         ----            ----

Net unrealized gain ............................      $ 124,985       $ 122,187
Decrease in deferred tax asset .................         53,600          34,500
Allowance deferred taxes .......................        (53,600)        (34,500)
                                                      ---------       ---------
Accumulated other comprehensive income .........      $ 124,985       $ 122,187
                                                      =========       =========

The Company's investment in available-for-sale securities includes 10,000,000 shares which are not registered of SGD Holdings, Ltd., formerly known as Goldonline International, Inc. ("SGD"), a holding company primarily engaged in acquiring and developing jewelry related businesses, with a cost of $58,854 and a closing value on June 30, 2004 of $210,000 ($.021 per share). The Company's investment represents approximately 10.4% of the outstanding stock of SGD and accordingly the Company is subject to certain restrictions on the number of shares it can sell. There can be no assurance that the company will realize the calculated carrying value of the securities. The Company classifies 6,159,000 shares of SGD as non-current and 3,841,000 shares of SGD as current, which is approximately the maximum number of shares it could sell within the next twelve months.

During the latter part of 2002 the Company became aware, based upon Securities and Exchange Commission (SEC) filings by SGD, that SGD had taken the position that the Company was the holder of pre-split shares (SGD had a 6 for 1 reverse split) and rather than the Company owning 10 Million shares of SGD the Company was the holder of only 1,666,666 shares of SGD. It is the Company's position that the number of shares that the Company held of SGD as of June 30, 2004 and 2003 is 10 Million. This is based upon purchase and sale arrangements between the Company and SGD wherein the Company was sold, issued and receive 10 Million post split shares of SGD from SGD (formerly known as GoldOnline.com, Inc.). The shares issued and delivered to the Company by SGD reflected the split and the new split CUSIP change. On November 11, 2000, following the Company's receipt of these shares, the Company filed a Form 13D, with the SEC, reflecting the ownership of these shares. The Form 13D had been prepared by SGD's Counsel. SGD filed quarterly and annual financial reports with the SEC reflecting the ownership of 10 Million shares by the Company. Should it ultimately be determined that the shares should be pre-split shares then our investment in SGD, as of June 30, 2004, rather then being included in the accompanying balance sheet as $210,000 (current $80,881; long-term $129,339) might be reduced depending upon the impact of the share price differential on the market price of the SGD shares and the reduced number of shares that the Company would be considered as holding.

NOTE C.  OTHER COMPREHENSIVE INCOME (LOSS)

The following represents a reconciliation of other comprehensive income for the six months ended June 30, 2004:

Accumulated other comprehensive income (loss) at 12/31/03:            $(262,439)
Unrealized gain from marketable equity securities          $  76,485
Reclassification adjustment                                   48,500
                                                           ---------
Net unrealized gain from marketable equity securities                   124,985
                                                                      ---------
Net accumulated other comprehensive income (loss)                     $(137,454)
                                                                      =========

NOTE D.  INCOME TAXES

The Company recorded no income tax expense for the three and six month periods ended June 30, 2004 and 2003.

Total income tax expense (benefit) applicable to earnings (loss) before income taxes is reconciled with the "normally expected" federal income tax expense (benefit) as follows for the six months ended June 30, 2004 and 2003:

                                                            2004         2003
                                                            ----         ----

"Normally expected" income tax expense (benefit) .....   $(191,500)   $(159,210)

Increase (decrease) in taxes resulting from:
State income taxes, net of Federal income
  tax benefit ........................................     (20,300)      (4,450)
Other ................................................     (47,300)      23,760
Change in valuation allowance ........................     259,100      139,900
                                                         ---------    ---------
                                                         $       -    $       -
                                                         =========    =========

The deferred income tax liabilities (assets) at June 30, 2004 are comprised of the following:

                                                        CURRENT      NONCURRENT
                                                        -------      ----------

Unrealized loss on trading securities ..............  $    (3,700)  $         -
Unrealized gain on available-for-sale securities ...      (22,700)      (28,900)
Officers Salaries ..................................     (133,800)            -
Net operating loss .................................   (2,197,500)            -
Asset basis ........................................            -           800
                                                      -----------   -----------
   Total deferred income tax (assets) ..............   (2,357,700)      (28,100)
   Valuation allowance .............................    2,357,700        28,100
                                                      -----------   -----------
Net deferred income tax (assets) ...................  $         -   $         -
                                                      ===========   ===========

The Company has provided a valuation allowance on the deferred tax assets because of uncertainty regarding its realization. The increase in the valuation account during the six months ended June 30, 2004 and 2003 was $259,100 and $139,900, respectively. Management utilizes tax planning strategies and projected future taxable income in assessing these assets.

NOTE E.  NOTE RECEIVABLE

The Company issued a demand line of credit with Onspan Networking, Inc a related party, totaling $1,000,000, under which Onspan Networking, Inc. may borrow on an unsecured basis at 5% annually. On June 19, 2003 Onspan Networking, Inc. borrowed $675,000 under this line of credit. On March 30, 2004, Onspan Networking, Inc. borrowed an additional $6,000 under this line of credit, for a total of $681,000. On April 5, 2004 Onspan Networking, Inc. repaid the additional $6,000. On May 27, 2004, Onspan Networking, Inc. repaid the original balance outstanding under the line of credit, including accrued interest. This line of credit expired upon repayment on May 27,2004.

The terms of the demand line of credit state that Onspan Networking, Inc. must issue options to the Company to purchase common stock equal to 10% of the dollar amount of the loan advance at an exercise price of $0.10 per share, and options to purchase common stock equal to 90% of the dollar amount of the loan advance at the ten trading day average at the time of the draw ($0.30 at June 30, 2003). On June 19, 2003, Onspan Networking, Inc. granted 67,500 stock options to Evolve One, Inc. under the revolving note agreement The options have an exercise price of $.10 per share. Onspan Networking, Inc. also granted on June 19, 2003, 607,500 stock options to Evolve One, Inc. in the same note agreement. These options have an exercise price of $.30 per share. The Company currently has excluded these "options" on common stock from assets of the company as the underlying stock due to market conditions, are not readily convertible to cash. If conditions are satisfied and the underlying stock becomes marketable, the "options" would be reclassified as a derivative and recorded at fair value as an adjustment through current period results of operations.

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

The Company applied Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for the incentive stock options granted to employees under its stock option plan in its statements of operations. During 2002, the Company granted nonqualified options to purchase 8,000 shares of common stock to directors outside of the Plan. . On January 3, 2003 the Company granted nonqualified options to purchase an additional 8,000 shares of common stock to directors outside of the Plan. The additional stock options, expiring January 3, 2008, have en exercise price of $.001 per share and vest immediately. On January 3, 2004 the Company granted nonqualified options to purchase an additional 8,000 shares of common stock to directors outside of the Plan. The additional stock options, expiring January 3, 2009, have en exercise price of $.131 per share and vest immediately.

A summary of the status of the Company's stock options as of June 30, 2004 and the changes during the six months ended June 30, 2004 and the year ended December 31, 2003 is presented below:

                                                                      WEIGHTED
                                                                      AVERAGE
                                                        SHARES         PRICE
                                                        ------         -----

         Beginning Balance, January 1, 2003 ........     8,000         $.007

         Options granted ...........................     8,000          .001
         Options exercised .........................         -             -
         Options cancelled .........................         -             -

         Ending Balance, December 31, 2003 .........    16,000         $.004
                                                        ------         -----

         Options granted ...........................     8,000         $.131
         Options exercised .........................         -             -
         Options cancelled .........................         -             -
                                                        ------         -----

         Ending Balance, June 30, 2004 .............    24,000         $.046
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

For the six months ended June 30, 2004, the Company operated in the following segments, none of which have inter-segment revenues:

                                                       A1Discount
                Ventures      Stogies     Corporate     Perfume     Consolidated
                --------      -------     ---------     -------     ------------
Revenue ....    $     -     $ 480,093     $      -     $ 14,861     $   494,954

Operating
(Loss) .....       (233)     (122,619)    (394,100)     (10,105)       (527,057)

Other income
(expense) ..    (49,744)            -       13,663            -         (36,081)

Net (Loss) .    (49,977)     (122,619)    (380,437)     (10,105)       (563,138)

Assets .....    231,462       325,882      613,603       30,467       1,201,414

For the six months ended June 30, 2003, the Company operated in the following segments, none of which have inter-segment revenues:

                                                       A1Discount
                Ventures      Stogies     Corporate     Perfume     Consolidated
                --------      -------     ---------     -------     ------------
Revenue ....    $     -     $ 690,482     $      -     $ 26,345     $   716,827

Operating
Loss .......     (9,000)     (104,279)    (316,312)     (11,602)       (441,193)

Other income
(expense) ..    (28,673)          (59)       1,659            -         (27,073)

Net Loss ...    (37,673)     (104,338)    (314,653)     (11,602)       (468,266)

Assets .....    719,353       720,148      864,385       59,626       2,363,512


The Ventures segment owns an equity interest in several companies, mainly with Internet operations, and derives its revenue from the net gains and losses recognized when the investments are sold. In addition, the Ventures segment recognizes income or loss from the unrealized gains or losses associated with its trading securities.

The Stogies segment is an online distributor and retailer of brand name premium cigars within the United States. Stogies revenue includes wholesale sales to cigar stores as well as, retail sales to internet customers.

The A1Discount segment is an online distributor and retailer of brand name premium colognes, perfumes and exercise and yoga equipment within the United States. A1Discount revenue includes retail sales to internet customers.

Corporate assets consist primarily of cash and a loan receivable in 2003 from Onspan Networking, Inc. a related party. Interest expense will be allocated to the other segments to the extent it exceeds interest income.

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

On August 20, 2004 the Company signed a new five year lease for 5,325 sq feet of office and warehouse space at 1000 Clint Moore Road, Suites 101 and 102, Boca Raton, Fl 33487. The initial monthly base rent is approximately $6,500 plus sales tax and other charges.

Minimum future obligations over the term of the leases are as follows:

                               YEAR ENDED JUNE 30,
                               -------------------

                               2005         52,362
                               2006         80,390
                               2007         83,194
                               2008         86,087
                               2009         89,122
                               2010         30,051

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

INVESTMENTS

Investments are classified as either available-for-sale or trading securities and are held for resale in anticipation of short-term market movements or until such securities are registered or are otherwise unrestricted. At June 30, 2004, investments consisted of common stock and options to acquire common stock held for resale. Trading account assets, consisting of marketable equity securities, are stated at fair value. Unrealized gains or losses on trading securities are recognized in the statement of operations based on changes in the fair value of the security as quoted on national or inter-dealer stock exchanges. Available-for-sale assets, which are also required to be reported at fair value, with unrealized gains and losses excluded from earnings are reported as a separate component of stockholders' equity (net of the effect of income taxes).

The Company's continuing operations consist of two Internet based businesses within the United States. Stogies is an online distributor and retailer of brand name premium cigars and accessories. A1Discount Perfume is an online retailer of premium perfumes and colognes.

Stogies became operational in November 1998 and it accounts for substantially all of the sales revenue.

LIQUIDITY AND CAPITAL RESOURCES

The Company decreased its working capital from $946,932 at December 31, 2003 to $516,553 at June 30, 2004. The working capital decrease in the amount of $430,379 consists primarily of increases in cash in the amount of $542,042 and accrued liabilities $124,270, and decreases in inventory of $242,013, loan receivable - Onspan Networking, Inc., a related party, $675,000, interest receivable $17,940 , accounts payable of $64,341, and marketable securities in the amount of $174,666,

During the six months ended June 30, 2003 stockholders' equity decreased $438,153, which includes an increase in other comprehensive income in the amount of $124,985, and the net loss for the year of $563,138. (See Other Comprehensive Income below)

RESULTS OF OPERATIONS

SALES AND COST OF SALES

During the three and six months ended June 30, 2004, consolidated sales decreased 33% and 31% from $363,751 and $716,827 for 2003 to $245,155 and
$494,954 respectively for the current period. The decrease in sales is attributed to a number of factors, including the company's plan to reduce inventory due to a refocus of its business effort to concentrate more on cigar accessories (including Cigar Ashtrays, Cigar Books, Cigar Cutters, Cigar Humidors and Cigar Lighters) which earn a greater gross profit percentage than cigars and a planned move out of the Company's warehouse space. A1DiscountPerfume Inc.'s sales during the six months ended March 31, 2003 as compared to the current period decreased 77% from $26,345 for 2003 to $14,861. This decrease is due to decreased spending on advertising and inventory reduction due to the upcoming relocation.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses decreased $2,814 to $697,544 in the six month period ended June 30, 2004, as compared to the same period of the prior year. This decrease in selling, general and administrative expense consists primarily of increases in: salaries and wages - $62,051; due to $62,500 in payments to two temporary employees for services completed offset by less employees; legal - $48,063; due to lawsuit with Lakewood Development (Note H); offset by decreases to insurance - ($33,756); due to the cancellation of the D & O policy in 2003; rent - ($12,848); due to the Company non-renewal of the lease of its former corporate headquarters at Suite 240; advertising - ($9,967); due to decreased usage of internet search engine; consulting - ($17,457); due to move of servers in 2003; software costs - ($9,400); due to purchase of upgrades on programs in 2003.

MARKETABLE EQUITY SECURITIES

The Company sold no marketable equity securities for the three month period ended June 30, 2004, and sold marketable equity securities and recognized a realized loss of ($27,500) during the three month period ended June 30, 2003.

The Company sold marketable equity securities and recognized a realized loss of ($49,050) during the six month period ended June 30, 2004 and a realized loss of ($27,500) during the six month period ended June 30, 2003.

The Company recorded unrealized losses in the amount of ($2,346) and ($50) during the three month periods ended June 30, 2004 and 2003, respectively. Available-for-sale securities are described in Other Comprehensive Income (below).

The Company recorded unrealized losses in the amount of ($694) and ($1,206) during the six month periods ended June 30, 2004 and 2003, respectively. Available-for-sale securities are described in Other Comprehensive Income (below).

INVESTMENT INCOME

The Company had income of $5,271 and $725 from interest and dividends in the three month period ended June 30, 2004 and 2003, respectively. The Company had income of $13,663 and $1,692 from interest and dividends in the six month periods ended June 30, 2004 and 2003, respectively. The interest income for 2004 was mainly earned on the outstanding loan balance from Onspan Networking, Inc. (Note E).

INCOME TAXES

The Company recorded no income tax expense for 2004 and 2003.

OTHER COMPREHENSIVE INCOME (LOSS)

During the six months ended June 30, 2004, the Company recorded an increase in its net unrealized gain from available-for-sale securities in the amount of $124,985, due to an increase in market value. Available-for-sale securities consists primarily of SGD Limited Holdings (SGD) a holding company principally engaged in acquiring and developing jewelry related businesses. Our investment represents approximately 10.4% of the outstanding stock of SGD and accordingly, the Company is subject to certain restrictions on the shares it can sell. Of the 10,000,000 shares held by the Company 3,841,000 shares valued at $80,661 have been classified as current. Due to the size of the Company's investment and the limited trading volume of SGD as well as other available-for-sale securities, there can be no assurance that the Company will realize the value assigned, under Statement of Accounting Standards #115 (Accounting for Certain Investments in Debt and Equity Securities), to these securities.

During the latter part of 2002 the Company became aware, based upon Securities and Exchange Commission (SEC) filings by SGD, that SGD had taken the position that the Company was the holder of pre-split shares (SGD had a 6 for 1 reverse split) and rather than the Company owning 10 Million shares of SGD the Company was the holder of only 1,666,666 shares of SGD. It is the Company's position that the number of shares that the Company held of SGD as of June 30, 2004 and 2003 is 10 Million. This is based upon purchase and sale arrangements between the Company and SGD wherein the Company was sold, issued and receive 10 Million post split shares of SGD from SGD (formerly known as GoldOnline.com, Inc.). The shares issued and delivered to the Company by SGD reflected the split and the new split CUSIP change. On November 11, 2000, following the Company's receipt of these shares, the Company filed a Form 13D, with the SEC, reflecting the ownership of these shares. The Form 13D had been prepared by SGD's Counsel. SGD filed quarterly and annual financial reports with the SEC reflecting the ownership of 10 Million shares by the Company. Should it ultimately be determined that the shares should be pre-split shares then our investment in SGD, as of June 30, 2004, rather then being included in the accompanying balance sheet as $210,000 (current $80,661; long-term $129,339) might be reduced depending upon the impact of the share price differential on the market price of the SGD shares and the reduced number of shares that the Company would be considered as holding.

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

PART II - ITEM 1 LEGAL PROCEEDINGS

Lakewood Development(s) Corporation v. Gary Schultheis and Herbert Tabin and Evolve One, Inc., Civil Action No. 4-03-CV-1224-A, in the United States District Court of the Northern District of Texas, Ft. Worth Division (Complaint filed on August 6, 2003). This action asserts claims for violation of Texas securities law, fraud, breach of contract, and breach of fiduciary duties. The action seeked damages in the amount of $4,125,000, for the plaintiff, the plaintiffs' attorneys' fees and costs, and certain other relief.

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