Form 10QSB
period 2004-09-30
EVOLVE ONE INC
filed 2004-11-15
CIK 1088787

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

               Quarterly Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934


                      For Quarter Ended: SEPTEMBER 30, 2004


                        Commission File Number: 000-26415


                                EVOLVE ONE, INC.
        (Exact name of small business issuer as specified in its charter)


           DELAWARE                                      13-3876100
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


             1000 CLINT MOORE ROAD, SUITE 101, BOCA RATON, FL 33487
                    (Address of principal executive offices)


                                 (561) 988-0819
                           (Issuer's telephone number)


              6413 CONGRESS AVENUE, SUITE 230, BOCA RATON, FL 33487 (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_].

The number of shares outstanding of registrant's common stock, par value $.00001 per share, as of September 30, 2004 was 3,096,304.

Transitional Small Business Disclosure Format (Check one):  Yes [_] No [X].

                        EVOLVE ONE, INC. AND SUBSIDIARIES

                                      INDEX

                                                                           Page
                                                                            No.
Part I.  Financial Information (unaudited)

Item 1.  Condensed Consolidated:

           Balance Sheet - September 30, 2004 ...........................      3

           Statements of Operations-
           Three and Nine Months Ended September 30, 2004 and 2003 ......      4

           Statement of Stockholders' Equity -
           Nine Months Ended September 30, 2004 .........................      5

           Statements of Cash Flows -
           Nine Months Ended September 30, 2004 and 2003 ................    6-7

           Notes to Condensed Consolidated Financial Statements .........   8-17

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations ......................................  18-21

Item 3.  Controls and Procedures ........................................     21


Part II. Other Information

Item 1.  Legal Proceedings ..............................................     22

Item 6.  Exhibits and Reports on 8-K ....................................     22

Signatures ..............................................................     23

EVOLVE ONE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2004
(UNAUDITED)


ASSETS

CURRENT ASSETS
  Cash and cash equivalents .....................................   $   475,435
  Accounts receivable ...........................................         6,403
  Marketable equity securities ..................................        88,735
  Inventory .....................................................       114,075
  Other current assets ..........................................           680
                                                                    -----------
      TOTAL CURRENT ASSETS ......................................       685,328

PROPERTY AND EQUIPMENT, NET .....................................       153,779

MARKETABLE EQUITY SECURITIES ....................................       121,180

NOTE RECEIVABLE .................................................        10,000

INTANGIBLES .....................................................         6,500

OTHER ASSETS ....................................................        17,667
                                                                    -----------
      TOTAL ASSETS ..............................................   $   994,454
                                                                    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable ..............................................   $    38,779
  Accrued liabilities ...........................................             8
  Accrued salaries payable ......................................       422,449
                                                                    -----------
      Total current liabilities .................................       461,236
                                                                    -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Cumulative convertible preferred stock, $.0001 par value;
    authorized 10,000,000 shares; outstanding -0- shares ........             -
  Common stock, $.00001 par value. Authorized 1,000,000,000
    shares; issued and outstanding 3,096,304 shares .............            31
  Paid-in capital ...............................................     6,730,343
  Accumulated deficit ...........................................    (6,048,052)
  Accumulated other comprehensive (loss) ........................      (149,104)
                                                                    -----------
      Total stockholders' equity ................................       533,218
                                                                    -----------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ................   $   994,454
                                                                    ===========

See accompanying notes to condensed consolidated financial statements.

EVOLVE ONE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
(UNAUDITED)

                                                                THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                   SEPTEMBER 30,                  SEPTEMBER 30,
                                                               2004            2003           2004            2003
                                                               ----            ----           ----            ----
SALES AND REVENUES ....................................    $         -     $   319,590     $   494,953     $ 1,036,417
COST OF SALES .........................................              -         197,024         324,467         654,686
                                                           -----------     -----------     -----------     -----------
GROSS PROFIT ..........................................              -         122,566         170,486         381,731
Selling, general and administrative expense ...........        273,584         332,792         971,127       1,033,150
                                                           -----------     -----------     -----------     -----------
  Loss from operations ................................       (273,584)       (210,226)       (800,641)       (651,419)
                                                           -----------     -----------     -----------     -----------

OTHER INCOME (EXPENSE):
  Interest expense ....................................              -               -               -             (59)
  (Loss) from sale of marketable equity securities ....         (5,024)       (448,944)        (54,074)       (476,444)
  Investment income ...................................              1           9,446          13,664          11,139
  Unrealized (loss) gain on marketable securities .....           (793)          1,206          (1,487)              -
                                                           -----------     -----------     -----------     -----------
    Total other income (expense) ......................         (5,816)       (438,292)        (41,897)       (465,364)
                                                           -----------     -----------     -----------     -----------
NET LOSS ..............................................    $  (279,400)    $  (648,518)    $  (842,538)    $(1,116,783)
                                                           ===========     ===========     ===========     ===========

NET LOSS  PER SHARE
  BASIC ...............................................    $     (0.09)    $     (0.21)    $     (0.27)    $     (0.36)
                                                           ===========     ===========     ===========     ===========
  DILUTED .............................................    $     (0.09)    $     (0.21)    $     (0.27)    $     (0.36)
                                                           ===========     ===========     ===========     ===========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
  BASIC ...............................................      3,096,304       3,096,304       3,096,304       3,096,304
                                                           ===========     ===========     ===========     ===========
  DILUTED .............................................      3,096,304       3,096,304       3,096,304       3,096,304
                                                           ===========     ===========     ===========     ===========

See accompanying notes to condensed consolidated financial statements.

EVOLVE ONE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2004
(UNAUDITED)

                                                                                            Accumulated
                                                                                               Other
                                              Common Stock      Paid-in      Accumulated    Comprehensive
                                           Shares   Par Value   Capital        Deficit      Income (loss)     Total
                                         ---------  ---------  ----------    -----------    -------------  -----------

BALANCE, January 1, 2004 ..............  3,096,304     $31     $6,730,343    $(5,205,514)    $(262,439)    $ 1,262,421
                                                                                                           -----------
  Comprehensive income (loss):
    Unrealized gain on available-
      for-sale securities, net ........          -       -              -              -       113,335         113,335
    Net loss ..........................          -       -              -       (842,538)            -        (842,538)
                                                                                                           -----------
      Total comprehensive income (loss)          -       -              -              -             -        (729,203)
                                         ---------     ---     ----------    -----------     ---------     -----------
BALANCE, September 30, 2004 ...........  3,096,304     $31     $6,730,343    $(6,048,052)    $(149,104)    $   533,218
                                         =========     ===     ==========    ===========     =========     ===========

See accompanying notes to condensed consolidated financial statements.

EVOLVE ONE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
(UNAUDITED)


                                                           2004         2003
                                                           ----         ----

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) ...........................................  $(842,538)  $(1,116,783)
Adjustments to reconcile net (loss) to net
 cash (used in) operating activities:
  Depreciation and amortization ......................     72,290        80,152
  Loss on marketable equity securities ...............     54,074       476,444
  Unrealized loss on marketable equity securities ....      1,487             -
  Decrease (increase) in assets:
    Accounts receivable ..............................     19,086        22,886
    Inventory ........................................    241,471       (94,453)
    Note receivable ..................................          -       (10,000)
    Other assets .....................................     (1,059)       68,063
  Increase (decrease) in liabilities:
    Accounts payable .................................    (46,614)      (50,347)
    Other accrued liabilities ........................     (1,816)            -
    Accrued salaries .................................    192,449        95,907
                                                        ---------   -----------
Net cash (used in) operating activities ..............   (311,170)     (528,131)
                                                        ---------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures ...............................    (23,673)       (8,411)
  Acquisition of intangibles .........................     (6,500)            -
  Loan receivable - Onspan Networking, Inc., Net .....    675,000      (675,000)
  Interest receivable - Onspan Networking, Inc. ......     17,940        (9,433)
  Purchase of marketable equity securities ...........          -          (900)
  Proceeds from sale of  marketable equity securities       4,926        43,206
                                                        ---------   -----------
Net cash provided by (used in) investing activities ..    667,693      (650,538)
                                                        ---------   -----------

                                                              CONTINUED

See accompanying notes to condensed consolidated financial statements.

EVOLVE ONE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
(UNAUDITED)
(CONTINUED)

                                                           2004         2003
                                                           ----         ----

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .    356,523    (1,178,669)
CASH AND CASH EQUIVALENTS, beginning of period .......    118,912     1,370,983
                                                        ---------   -----------
CASH AND CASH EQUIVALENTS, end of period .............  $ 475,435   $   192,314
                                                        =========   ===========


SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for:
  Interest ...........................................  $       -   $        59
                                                        =========   ===========



See accompanying notes to condensed consolidated financial statements.

EVOLVE ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Evolve One, Inc. (the "Company" or "EONE") is a diversified holding company that develops and operates Internet and direct retail marketing companies. The EONE Group includes wholly owned subsidiaries, StogiesOnline.com, Inc. ("Stogies") (www.CigarCigar.com), A1Discount Perfume, Inc. (www.A1DiscountProducts.com), Auctionstore.com Inc. ("Auctionstore") (www.Auctionstore.com), and International Internet Venture I, LLC ("Ventures"). EONE, through its Ventures division, owns an equity interest in several companies, some of which are classified as trading securities and some of which are classified as available-for-sale securities. EONE was incorporated in Delaware on June 21, 1994.

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

On July 22, 2004 the Company created a new wholly owned subsidiary, Auctionstore.com a Florida Corporation. The Company is in the preliminary stages of finalizing a business plan relating to Internet sales.

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

NET EARNINGS (LOSS) PER SHARE

Basic net earnings (loss) per share is computed by dividing net earnings (loss) by the weighted-average number of shares outstanding. Diluted net earnings
(loss) per share includes the dilutive effect of stock options. The calculation of diluted weighted average shares outstanding for the quarters ending September 30, 2004 and 2003 excludes 24,000 and 16,000 common shares respectively, issuable pursuant to outstanding options. These shares were excluded because their effect was anti-dilutive.

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

The amortized cost of equity securities as shown in the accompanying balance sheet and their estimated market value at September 30, 2004 are as follows:

                                                                         2004
                                                                         ----
Trading securities:
         Cost ...................................................     $  10,572
         Unrealized (loss) ......................................       (10,407)
                                                                      ---------
                                                                            165
                                                                      ---------

Available-for-sale securities:
         Cost ...................................................       358,854
         Unrealized (loss) ......................................      (149,104)
                                                                      ---------
                                                                        209,750
                                                                      ---------

                                                                        209,915

Marketable equity securities classified as current ..............        88,735
                                                                      ---------
Marketable equity securities classified as non-current ..........     $ 121,180
                                                                      =========

(Losses) from trading securities that were included in earnings for the nine months ended September 30, 2004 and 2003 were as follows:

                                                        2004             2003
                                                        ----             ----

Realized (loss) ..............................       $ (54,074)       $(476,444)
                                                     =========        =========
Unrealized (loss) ............................       $  (1,487)       $       -
                                                     =========        =========

The change in unrealized gains (losses) from available-for-sale securities included as a component of equity for the nine months ended September 30, 2004 and 2003 were as follows:

                                                        2004             2003
                                                        ----             ----

Net unrealized gain ..........................       $ 113,335        $ 113,144
Decrease in deferred tax asset ...............          42,600           42,500
Allowance deferred taxes .....................         (42,600)         (42,500)
                                                     ---------        ---------
Unrealized gain ..............................       $ 113,335        $ 113,144
                                                     =========        =========

The Company's investment in available-for-sale securities includes 10,000,000 shares which are not registered of SGD Holdings, Ltd., formerly known as Goldonline International, Inc. ("SGD"), a holding company primarily engaged in acquiring and developing jewelry related businesses, with a cost of $58,854 and a closing value on September 30, 2004 of $200,000 ($.02 per share). The Company's investment represents approximately 10.4% of the outstanding stock of SGD and accordingly the Company is subject to certain restrictions on the number of shares it can sell. There can be no assurance that the company will realize the calculated carrying value of the securities. The Company classifies 6,059,000 shares of SGD as non-current and 3,941,000 shares of SGD as current, which is approximately the maximum number of shares it could sell within the next twelve months.

During the latter part of 2002 the Company became aware, based upon Securities and Exchange Commission (SEC) filings by SGD, that SGD had taken the position that the Company was the holder of pre-split shares (SGD had a 6 for 1 reverse split) and rather than the Company owning 10 Million shares of SGD the Company was the holder of only 1,666,666 shares of SGD. It is the Company's position that the number of shares that the Company held of SGD as of September 30, 2004 and 2003 is 10 Million. This is based upon purchase and sale arrangements between the Company and SGD wherein the Company was sold, issued and receive 10 Million post split shares of SGD from SGD (formerly known as GoldOnline.com, Inc.). The shares issued and delivered to the Company by SGD reflected the split and the new split CUSIP change. On November 11, 2000, following the Company's receipt of these shares, the Company filed a Form 13D, with the SEC, reflecting the ownership of these shares. The Form 13D had been prepared by SGD's Counsel. SGD filed quarterly and annual financial reports with the SEC reflecting the ownership of 10 Million shares by the Company. Should it ultimately be determined that the shares should be pre-split shares then our investment in SGD, as of September 30, 2004, rather then being included in the accompanying balance sheet as $200,000 (current $78,820; long-term $121,180) might be reduced depending upon the impact of the share price differential on the market price of the SGD shares and the reduced number of shares that the Company would be considered as holding.

C. INTANGIBLES

On June 25, 2004, the company purchased the URL named (www.Auctionstore.com) for $6,500.

D. OTHER COMPREHENSIVE INCOME (LOSS)

The following represents a reconciliation of other comprehensive income for the nine months ended September 30, 2004:

Accumulated other comprehensive income (loss) at 12/31/03:            $(262,439)
Unrealized gain from marketable equity securities ........  $57,500
Reclassification adjustment ..............................   55,835
                                                            -------
Net unrealized gain from marketable equity securities ....              113,335
                                                                      ---------
Net accumulated other comprehensive income (loss) ........            $(149,104)
                                                                      =========

E. INCOME TAXES

The Company recorded no income tax expense for the three and six month periods ended September 30, 2004 and 2003.

Total income tax expense (benefit) applicable to earnings (loss) before income taxes is reconciled with the "normally expected" federal income tax expense (benefit) as follows for the nine months ended September 30, 2004 and 2003:

                                                          2004          2003
                                                          ----          ----

"Normally expected" income tax expense (benefit) ... $ (286,500) $ (379,706) Increase (decrease) in taxes resulting from:
State income taxes, net of Federal income
  tax benefit ......................................      (30,500)      (15,704)
Other ..............................................       46,800        19,710
Change in valuation allowance ......................      270,200       375,700
                                                      -----------   -----------
                                                      $         -   $         -
                                                      ===========   ===========

The deferred income tax liabilities (assets) at September 30, 2004 are comprised of the following:

                                                        CURRENT      NONCURRENT
                                                        -------      ----------

Unrealized loss on trading securities ..............  $    (4,000)  $         -
Unrealized gain on available-for-sale securities ...      (23,700)      (32,400)
Officers Salaries ..................................     (158,900)            -
Net operating loss .................................   (2,178,400)            -
Asset basis ........................................            -           700
                                                      -----------   -----------

   Total deferred income tax (assets) ..............   (2,365,000)      (31,700)
   Valuation allowance .............................    2,365,000        31,700
                                                      -----------   -----------
Net deferred income tax (assets) ...................  $         -   $         -
                                                      ===========   ===========

The Company has provided a valuation allowance on the deferred tax assets because of uncertainty regarding its realization. The increase in the valuation account during the nine months ended September 30, 2004 and 2003 was $270,200 and $375,700, respectively. Management utilizes tax planning strategies and projected future taxable income in assessing these assets.

NOTE F. NOTE RECEIVABLE

The Company issued a demand line of credit with Onspan Networking, Inc a related party, totaling $1,000,000, under which Onspan Networking, Inc. was allowed to borrow on an unsecured basis at 5% annually. On June 19, 2003 Onspan Networking, Inc. borrowed $675,000 under this line of credit. On March 30, 2004, Onspan Networking, Inc. borrowed an additional $6,000 under this line of credit, for a total of $681,000. On April 5, 2004 Onspan Networking, Inc. repaid the additional $6,000. On May 27, 2004, Onspan Networking, Inc. repaid the original balance outstanding under the line of credit, including accrued interest. This line of credit expired upon repayment on May 27, 2004.

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

NOTE G. STOCK OPTIONS

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

A summary of the status of the Company's stock options as of September 30, 2004 and the changes during the nine months ended September 30, 2004 and the year ended December 31, 2003 is presented below:

                                                                      WEIGHTED
                                                                      AVERAGE
                                                        SHARES         PRICE
                                                        ------         -----

         Beginning Balance, January 1, 2003 ........     8,000         $.007

         Options granted ...........................     8,000          .001
         Options exercised .........................         -             -
         Options cancelled .........................         -             -
                                                        ------         -----

         Ending Balance, December 31, 2003 .........    16,000         $.004
                                                        ------         -----

         Options granted ...........................     8,000         $.131
         Options exercised .........................         -             -
         Options cancelled .........................         -             -
                                                        ------         -----

         Ending Balance, September 30, 2004 ........    24,000         $.046
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

For the nine months ended September 30, 2004, the Company operated in the following segments, none of which have inter-segment revenues:

                                                       A1Discount
                Ventures      Stogies     Corporate     Perfume     Auctionstore   Consolidated
                --------      -------     ---------     -------     ------------   ------------
Revenue ....    $      -     $ 480,006    $       -     $ 14,861     $      86      $ 494,953

Operating
(Loss) .....        (282)     (215,034)    (560,420)     (10,439)      (14,466)      (800,641)

Other income
(expense) ..     (55,561)            -       13,664            -             -        (41,897)

Net (Loss) .     (55,843)     (215,034)    (546,756)     (10,439)      (14,466)      (842,538)

Assets .....     213,879       228,688      508,433       29,625        13,829        994,454

For the nine months ended September 30, 2003, the Company operated in the following segments, none of which have inter-segment revenues:


                                                       A1Discount
                Ventures      Stogies     Corporate     Perfume     Consolidated
                --------      -------     ---------     -------     ------------

Revenue ....     $     -    $1,003,122    $       -     $ 33,295    $ 1,036,417
Operating
Loss .......     (19,264)     (153,554)    (462,313)     (16,288)      (651,419)

Other income
(expense) ..    (476,397)          (59)      11,092            -       (465,364)

Net Loss ...    (495,661)     (153,613)    (451,221)     (16,288)    (1,116,783)

Assets .....     252,323       664,729      765,168       59,626      1,741,872

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

The Auctionstore segment is in the preliminary stages of finalizing a business plan relating to internet sales.

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

NOTE J. SUBSEQUENT EVENTS

On October 13, 2004, the Company's stock obtained a dual listing on both the Pink Sheets and the Over-The-Counter Bulletin Board. On November 12, 2004, the Company's stock became majority traded on the Over-the-Counter Bulletin Board. As of October 7, 2004, the Company had filed all reports required under Section 13(a) of the Securities Exchanges Act of 1934 to become fully compliant with its reporting requirements under Section 13(a) of the Securities Exchange Act of 1934.

On October 15, 2004, the Company issued in a private transaction exempt from registration under the Securities Act of 1933, as amended (the "Securities Act") in reliance on an exemption provided by Section4(2) of the Securities Act 170,000 shares of common stock of the Company. OnSpan Networking Inc., a related party where certain officers and directors of the Company are also officers and directors of Onspan Networking Inc., purchased 150,000 shares of common stock for $27,000. Martin Scott and Dr. Irwin Horowitz, directors of the Company, each purchased 10,000 shares of common stock for $1,800.

On October 20, 2004, the following actions were approved by our board of directors, the Company amended its Certificate of Incorporation to effect a forward stock split of all of the outstanding shares of our common stock at a ratio of eight-for-one (8:1) effective on December 3, 2004, and ratify an amendment to its Stock Option Plan to increase the number of shares available for issuance under the Plan from 100,000 shares to 1,000,000 shares, which will be further increased to 8,000,000 shares on the effective date of the forward stock split. The Company filed a Definitive Information Statement Pursuant to
Section 14(c) of the Securities Exchange Act of 1934 on November 12, 2004.

On October 20, 2004 the Company issued 335,000 stock options (increasing to 2,680,000 options upon stock split) under the Company's Stock Option Plan to certain officers, employees and service providers of the Company.

On November 12, 2004, the Company named Dr. Irwin Horowitz as a new independent director and member of the Compensation Committee. Dr. Horowitz was formally a director with the Company from 1997 to late 2000 who left to pursue other opportunities. Dr. Horowitz received his podiatry degree from the M.J. Lewi College of Podiatric Medicine in 1959. Dr. Horowitz is the Chairman of the Board, Chief Executive Officer and the President of Diversifax Inc. Dr. Horowitz has been Chairman of the Board and President of IMSG Systems, Inc. and certain affiliated companies that were acquired by Diversifax. Dr. Horowitz has also been a Director of the Langer Biomechanics Group, Inc., a public company primarily engaged in the business of manufacturing and selling orthotic products.

On November 12, 2004, the Company named Martin Scott as a member of its Audit Committee and Compensation Committee. Martin Scott who currently is an independent member of the Company's Board of Directors is a certified public accountant, he owns a consulting practice that specializes in assisting small public companies in preparing financial reports.

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

INVESTMENTS

Investments are classified as either available-for-sale or trading securities and are held for resale in anticipation of short-term market movements or until such securities are registered or are otherwise unrestricted. At September 30, 2004, investments consisted of common stock and options to acquire common stock held for resale. Trading account assets, consisting of marketable equity securities, are stated at fair value. Unrealized gains or losses on trading securities are recognized in the statement of operations based on changes in the fair value of the security as quoted on national or inter-dealer stock exchanges. Available-for-sale assets, which are also required to be reported at fair value, with unrealized gains and losses excluded from earnings are reported as a separate component of stockholders' equity (net of the effect of income taxes).

The Company's continuing operations consist of two Internet based businesses within the United States. Stogies is an online distributor and retailer of brand name premium cigars and accessories. A1Discount Perfume is an online retailer of premium perfumes and colognes.

Stogies became operational in November 1998 and it accounts for substantially all sales revenue.

LIQUIDITY AND CAPITAL RESOURCES

The Company decreased its working capital from $946,932 at December 31, 2003 to $224,092 at September 30, 2004. The working capital decrease in the amount of $722,840 consists primarily of increases in cash in the amount of $356,523, marketable securities in the amount of $55,848 and accrued salaries $192,449, and decreases in inventory of $241,471, loan receivable - Onspan Networking, Inc., a related party, $675,000, interest receivable $17,940 , and accounts payable of $46,614.

During the nine months ended September 30, 2004 stockholders' equity decreased $729,203, which includes an increase in other comprehensive income in the amount of $113,335, and the net loss for the period of $842,553. (See Other Comprehensive Income below)

RESULTS OF OPERATIONS

SALES AND COST OF SALES

During the nine months ended September 30, 2004, consolidated sales decreased 52% from $1,036,417 for 2003 to $494,953 for the current period. The decrease in sales is attributed to a number of factors, including the Company's plan to reduce inventory due to a refocus of its business effort to concentrate more on cigar accessories (including Cigar Ashtrays, Cigar Books, Cigar Cutters, Cigar Humidors and Cigar Lighters) which earn a greater gross profit percentage than cigars and a move out of the Company's warehouse space into a temporary location at which time sales were halted for the three month period ended September 30, 2004 due to the inability to ship and process orders while in a temporary space. The Company plans to resume shipping in November 2004.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses decreased $62,023 to $971,127 in the nine month period ended September 30, 2004, as compared to the same period of the prior year. This decrease in selling, general and administrative expense consists primarily of increases in: salaries and wages - $52,405; due to $62,500 in payments to two temporary employees for services completed offset by less employees; legal - $26,955; due to lawsuit with Lakewood Development (Note I); accounting - $37,179 due to the 2002 and 2003 audit not being performed until 2004; offset by decreases to insurance - ($33,583); due to the cancellation of the D & O policy in 2003; rent - ($24,625); due to the Company non-renewal of the lease of its former corporate headquarters at Suite 240 and its warehouse space at Suite 160; advertising - ($36,257); due to decreased usage of internet search engine and no advertising during the third quarter of 2004; consulting - ($18,351); due to move of servers in 2003; software costs - ($6,578); due to purchase of upgrades on programs in 2003.

MARKETABLE EQUITY SECURITIES

The Company sold marketable equity securities and recognized a realized loss of ($5,024) for the three month period ended September 30, 2004, and recognized a realized loss of ($448,944) during the three month period ended September 30, 2003.

The Company sold marketable equity securities and recognized a realized loss of ($54,074) during the nine month period ended September 30, 2004 and a realized loss of ($476,444) during the nine month period ended September 30, 2003.

The Company recorded unrealized (losses) gains in the amount of ($793) and $1,206 during the three month periods ended September 30, 2004 and 2003, respectively. Available-for-sale securities are described in Other Comprehensive Income (below).

The Company recorded unrealized losses in the amount of ($1,487) nine month period ended September 30, 2004. There were no unrealized losses in the nine month period ended September 30, 2003. Available-for-sale securities are described in Other Comprehensive Income (below).

INVESTMENT INCOME

The Company had income of $1 and $9,446 from interest and dividends in the three month period ended September 30, 2004 and 2003, respectively. The Company had income of $13,664 and $11,139 from interest and dividends in the nine month periods ended September 30, 2004 and 2003, respectively. The interest income for 2004 was mainly earned on the outstanding loan balance from Onspan Networking, Inc. (Note F).

INCOME TAXES

The Company recorded no income tax expense for 2004 and 2003.

OTHER COMPREHENSIVE INCOME (LOSS)

During the nine months ended September 30, 2004, the Company recorded a decrease in its net unrealized loss from available-for-sale securities in the amount of $113,335, due to an increase in market value. Available-for-sale securities consists primarily of SGD Limited Holdings (SGD) a holding company principally engaged in acquiring and developing jewelry related businesses. Our investment represents approximately 10.4% of the outstanding stock of SGD and accordingly, the Company is subject to certain restrictions on the shares it can sell. Of the 10,000,000 shares held by the Company 3,941,000 shares valued at $78,820 have been classified as current. Due to the size of the Company's investment and the limited trading volume of SGD as well as other available-for-sale securities, there can be no assurance that the Company will realize the value assigned, under Statement of Accounting Standards #115 (Accounting for Certain Investments in Debt and Equity Securities), to these securities.

During the latter part of 2002 the Company became aware, based upon Securities and Exchange Commission (SEC) filings by SGD, that SGD had taken the position that the Company was the holder of pre-split shares (SGD had a 6 for 1 reverse split) and rather than the Company owning 10 Million shares of SGD the Company was the holder of only 1,666,666 shares of SGD. It is the Company's position that the number of shares that the Company held of SGD as of September 30, 2004 and 2003 is 10 Million. This is based upon purchase and sale arrangements between the Company and SGD wherein the Company was sold, issued and receive 10 Million post split shares of SGD from SGD (formerly known as GoldOnline.com, Inc.). The shares issued and delivered to the Company by SGD reflected the split and the new split CUSIP change. On November 11, 2000, following the Company's receipt of these shares, the Company filed a Form 13D, with the SEC, reflecting the ownership of these shares. The Form 13D had been prepared by SGD's Counsel. SGD filed quarterly and annual financial reports with the SEC reflecting the ownership of 10 Million shares by the Company. Should it ultimately be determined that the shares should be pre-split shares then our investment in SGD, as of September 30, 2004, rather then being included in the accompanying balance sheet as $200,000 (current $78,820; long-term $121,180) might be reduced depending upon the impact of the share price differential on the market price of the SGD shares and the reduced number of shares that the Company would be considered as holding.

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

NONE

PART II - ITEM 3 DEFAULTS UPON SENIOR SECURITIES

NONE

PART II - ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

PART II - ITEM 5 OTHER INFORMATION

NONE

PART II - ITEM 6 EXHIBITS

(a) EXHIBITS

         EXHIBIT NO.                         DESCRIPTION
         -----------                         -----------

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


                                       EVOLVE ONE, INC.



Date:  November 15, 2004               By: /s/ Gary Schultheis
                                           -------------------
                                           Gary Schultheis,
                                           President and Principal
                                           Financial and Accounting Officer