Form 10KSB
period 2004-12-31
EVOLVE ONE INC
filed 2005-03-31
CIK 1088787

UNITES STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

Commission file number 0-26415

EVOLVE ONE, INC.

(Name of small business issuer in its charter)

Delaware	13-3876100
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1000 Clint Moore Road, Suite 101, Boca Raton, FL 33487

(Address of principal executive offices) (Zip Code)

Issuer’s telephone number (561) 988-0819

International Internet, Inc.

(Former name of small business issuer)

Securities registered pursuant to Section 12(g) of the Act:	Common Stock, $.00001 Par Value
(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ___ No   X  .

Check if delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

State issuer’s revenues for its most recent fiscal year: $533,936.

As of December 31, 2004 the registrant had outstanding 26,130,432 shares of its Common Stock, par value $.00001, its only class of voting securities. The aggregate market value of the shares of Common Stock of the registrant held by non-affiliates on December 31, 2004, was approximately $4,445,487 based on its closing price on the OTC: Bulletin Board on that date. (See Item 5).

DOCUMENTS INCORPORATED BY REFERENCE

No documents are incorporated by reference into this Report except those Exhibits so incorporated as set forth in the Exhibit index.

Transitional Small Business Disclosure Format (Check one): Yes ☐; No ☒.

ITEM 1.	DESCRIPTION OF BUSINESS

BUSINESS DEVELOPMENT AND BUSINESS OF ISSUER

Evolve One, Inc. (the “Company” or “EONE”) is a diversified holding company that develops and operates Internet and direct retail marketing companies. The EONE Group includes wholly owned subsidiaries, StogiesOnline.com, Inc. (“Stogies”) (www.CigarCigar.com), Auctionstore.com Inc. (“Auctionstore”) (www.Auctionstore.com), A1Discount Perfume, Inc. (“A1 Discount Perfume”) (www.A1DiscountPerfume.com) and International Internet Venture I, LLC (“Ventures”). EONE, through its Ventures division, owns an equity interest in several companies, which are classified as available-for-sale securities. EONE was incorporated in Delaware on June 21, 1994.

EONE’s original business was operated as a developmental stage company in Mr. Cigar, Inc. (“Cigar”), in which the company previously owned a majority interest. Cigar was in the business of licensing, selling and/or operating cigar vending machines. The Company opened its StogiesOnline.com Internet site in November 1998. As a result of the success of the StogiesOnline website, the Company refocused its resources in 1999 into the Internet cigar sales market and other specialty goods. EONE sold the vending equipment and business of Cigar in December 1999. On July 22, 2004 the Company created a new wholly owned subsidiary, Auctionstore.com a Florida Corporation. The Company is now focusing its resources on AuctionStore.com, which is an eBay® Trading Assistant and Internet- based seller of consigned merchandise whose primary medium of sales is eBay®. On December 31, 2004 the Company discontinued operations of A1Discount Perfume Inc.

StogiesOnline.com

Stogies (“Cigarcigar.com”) became an online distributor and retailer of brand name premium cigars within the United States on November 18, 1998. Stogies’ products consist of premium cigars, factory brand name seconds and mass market cigars which are sold online to retail and wholesale customers. Stogies markets a wide variety of premium cigars and related tobacco products on a retail basis throughout the United States via the Internet. Management utilizes its website located at URL (www.CigarCigar.com) as its primary advertising vehicle. Stogies’ cigar line consists of nationally recognized brand names - Arturo Fuente, AVO, Cohiba, Don Diego, Garcia y Vega, H. Upmann, Macanudo, Montecristo, Opus X, Partagas, Punch, and Te-Amo.

As a direct buyer from most manufacturers, Stogies is eligible to participate in promotions, which enables it to pass substantial savings to its customers. Stogies purchases overstocked or overproduced items from manufacturers and other retailers, including factory brand name seconds. Currently, Stogies has entered into non-exclusive distribution agreements with: Miami Cigar, Inc. - distributes Leon Jimenes and Tatiana cigars, Altadis - the manufacturer of Montecristo, H. Upmann, Don Diego, Romeo y Julieta, General Cigar – the distributor of Punch, Macanudo, Cohiba Red Dot, Partagas, Hoyo de Monterrey, and Excalibur Inter-Continental Cigars – the manufacturer of Al Capone and Santa Clara – the manufacturer of El Rey del Mundo and Garcia y Vega.

Stogies’ website highlights its sale items and changes its product offerings and featured specials weekly. In the event that Stogies does not have a particular product in stock, a customer may place an order to ship on arrival, or telemarketers may direct the customer to similar products by utilizing its database. Stogies currently uses United Parcel Service for shipping orders from its inventory, which is maintained in its Boca Raton, Florida warehouse facility.

Stogies current client base consists of over 10,000 customers in the United States. Purchases from repeat customers have been steady, with repeat buyers accounting for approximately one-third of current orders. During the two years ended December 31, 2004, Stogies did not have any significant customers, the loss of which would have an adverse effect on operations.

Auctionstore.com Inc.

On July 22, 2004 the Company created a new wholly owned subsidiary, Auctionstore.com a Florida Corporation. AuctionStore.com, is an eBay® Trading Assistant and Internet- based seller of consigned merchandise whose primary medium of sales is through eBay®. The relationship between AuctionStore.com, Inc. and the Seller is that of bailor (Seller) and bailee (AuctionStore.com, Inc.), in which the bailor deposits his personal property (Goods) with the bailee for the purpose of listing and selling the Goods to third parties through eBay®. The premise of AuctionStore.com is simple. A customer drops off Goods they want to sell at our location and we arrange for those Goods to be sold online via an eBay® auction. Goods with an estimated value of less than $50 require a minimum upfront charge of $19.95 as a listing commission to be listed by AuctionStore.com for sale. Our ordinary Service Commission for Goods sold range from approximately 20% to 39%, dependent on the sales price of the Goods. AuctionStore.com is not directly affiliated with or endorsed by eBay®. eBay® is a registered trademark of eBay®, Inc.

After accepting Goods it is AuctionStore.com’s responsibility to:

•	create a detailed, informative, concise, compelling listing description for Goods to be listed on eBay®.
•	describe the Goods
•	enter the listing for Goods on eBay®.com,
•	professionally photograph the Goods
•	download the photograph(s) to eBay®
•	package the Goods,
•	store the Goods,
•	respond to all inquiries about the Goods from potential buyers, via telephone and email,
•	process all financial transactions,
•	process all shipping transactions,
•	ship the Goods,
•	mail a check to the customer once the Goods have been paid for and once the return period and refund period lapses and all payments settle.
•	the customer will receive funds within 30 days of settlement

Benefits of AuctionStore.com

•	We make it easy for people who do not know how to sell on eBay®.com
•	We save you time
•	We make it easy for people who do not want to learn how to sell on eBay®
•	We make it easy for people who do not want to be bothered with the eBay® process, but would like to sell unwanted Goods
•	We make it easy for people who don’t have a computer or access to a computer or the Internet
•	We make it easy for people who don’t know how to download pictures or own a digital camera
•	We make it easy for people to turn unwanted or un-needed Goods into cash quickly
•	We provide a service for people who are not computer literate; and/or people who do not have an email address
•	We provide a service for a one time seller
•	We provide services for busy individuals
•	We provide a feedback reputation that shows strength and responsibility. EBay® sellers without feedback don’t attract all potential bidders
•	Our feedback rating adds value to the Goods
•	We provide a shipping, packing, storage and tracking service
•	We provide anonymity to sellers
•	Our service doesn’t have the stigma attached that a pawn shop does

Service Commission Structure

Service Commission is based on a Goods final sales price, as follows:

•	39% if the Goods sell from $1-$200
•	35% if the Goods sell from 200.01-$500
•	25% if the Goods sell from $500.01-$1000
•	20% if the Goods sell from $1000.01-$5000
•	($19.95 minimum Service Commission)

DISCONTINUED DIVISION

A1Discount Perfume Inc.

On September 28, 2001, the Company created a Subsidiary named A1DiscountPerfume Inc. and in October 2001, launched a new e-commerce site specializing in men’s and women’s fragrances. The site was located at http://www.A1DiscountProducts.com. The site was a competitor of other discount as well as full price online retailers of Perfume and Cologne. The site employed the Microsoft / Great Plains eEnterprise system which permits customers to benefit by having direct access to up-to-the-minute information about inventory, pricing, “hot deals” as well as order information. The eEnterprise system allowed A1DiscountPerfume.com to inexpensively reach customers anywhere, around the clock. As of December 31, 2004 the Company discontinued the operations of A1Discount Perfume Inc. to focus on the operations of Auctionstore.com.

Trademarks

At this time, the Company has no registered trademarks or trade names.

Competition

All direct marketing and retail businesses are highly competitive. With the Internet, we compete for consumer expenditures with all other forms of retail businesses, including department, discount, warehouse and specialty stores, mail order, catalog and television home shopping companies as well as other direct sellers and infomercials. The Internet home shopping industry is highly competitive. We believe that the Internet shopping industry is still very attractive to consumers, manufacturers and retailers. The industry offers consumers convenience, entertainment and the opportunity to test market new products, create brand awareness and access additional channels. We are at a competitive disadvantage in attracting viewers due to the fact that our Internet site is limited to its future advertising budget. We expect increasing competition for viewers from major Internet providers and retailers that may seek to enter Internet shopping. We believe that the number of new entrants into the Internet shopping industry will also continue to increase. We believe that we are positioned to compete; however, no assurance can be given that we will be able to acquire consistent advertising at prices favorable us. Our competitors are larger and more diversified than us, have greater financial, marketing, merchandising and distribution resources; therefore, we cannot predict the degree of success, if any, with which we will meet competition in the future.

The market for person-to-person trading over the Internet is new, rapidly evolving and intensely competitive, and we expect competition amongst eBay® sellers to intensify further in the future. Barriers to entry are relatively low, and current and new competitors can launch at a relatively low cost using commercially available software. We currently or potentially compete with a number of other companies. Our direct competitors include iSold It, QuikDrop, AuctionWagon, NuMarkets and AuctionDrop.com. Competitive pressures created by any one of these companies, or by them collectively, could have a material adverse effect on our results of operations and financial condition. Many current and potential competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing, technical and other resources than us. In addition, other online trading services may be acquired by, receive investments from or enter into other commercial relationships with larger, well-established and well- financed companies as use of Internet and other online services increases. Therefore, certain competitors may be able to devote greater resources to marketing and promotional campaigns, adopt more aggressive pricing policies or may try to attract traffic by offering services for free and devote substantially more resources to website and systems development than us. Increased competition may result in reduced operating margins, loss of market share and diminished value in our brand. There can be no assurance that we will be able to compete successfully against current and future competitors. Further, as a strategic response to changes in the competitive environment, we may, from time to time, make certain pricing, service or marketing decisions or acquisitions that could have a material adverse effect on our business, results of operations or financial condition. New technologies and the expansion of existing technologies may increase the competitive pressures on us by enabling our competitors to offer a lower-cost service.

Technological Change

The Internet is characterized by technological change. The Company’s success will depend, in part, on its ability to enhance its existing services, develop new services that address the needs of its prospective customers and respond to technological advances and practices on a timely basis. The development of a website entails significant technical, financial and business risks. There can be no assurance that the Company will successfully implement new technologies or adapt its website, proprietary technology and transaction-processing systems to customer requirements or emerging industry standards. If the Company is unable, for technical, legal, financial or other reasons, to adapt in a timely manner in a response to changing market conditions, such inability could have a material adverse effect on the Company’s business, prospects, financial condition and results of operations.

Employment

The Company has four full-time employees in administration and management, three full-time employees in the Stogies and Auctionstore operations.

Government Regulation

We are not currently subject to direct federal, state or local regulation, and laws or regulations applicable to access or commerce on the Internet, other than regulations applicable to businesses generally. However, due to the increasing popularity and use of the Internet and other online services, it is possible that a number of laws and regulations may be adopted with respect to the Internet or other online services covering issues such as user privacy, freedom of expression, pricing, content and quality of products and services, taxation, advertising, intellectual property rights and information security.

Risk Factors

We have an accumulated deficit

The consolidated financial statements have been presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses since its inception, and has an accumulated deficit of $6,532,513 as of December 31, 2004. The Company’s operations have been financed primarily through the issuance of equity and debt. The Company may be required to seek additional capital to continue operations. As a result, there is substantial doubt about the Company’s ability to continue as a going concern. For the year ended December 31, 2004, the Company had a loss from continuing operations of approximately $1,314,000 and cash used in operations of approximately $569,000. The Company’s forecast for fiscal year 2004 anticipates a reduction in cash used for operations. At December 31, 2004 the Company had approximately $177,000 of cash and cash equivalents.

The Company is constantly evaluating its cash needs and existing burn rate. In addition, the Company has a plan whereby certain non-essential personnel and administrative costs will continue to be reduced so that it may continue to meet operating and financing obligations as they come due. Based upon an ongoing evaluation of the cash needs, the Company may seek to raise additional capital through the sale of equity and debt securities to provide funding for ongoing future operations. No assurances can be given that the Company will be successful in obtaining additional capital, or that such capital will be available on terms acceptable to the Company. The Company’s ability to grow revenues, achieve cost savings or raise sufficient additional capital will be necessary to service existing indebtedness. The Company cannot assure that it will be able to raise additional working capital to fund these anticipated deficits. Further, there can be no assurance that even if such additional capital is obtained or the planned cost reductions are implemented, that the Company will achieve profitability or positive cash flow. The Company’s continued existence is dependent upon its ability to raise capital and to market and sell its services successfully. The financial statements do not include any adjustments to reflect future effects on the recoverability and classification of assets or amounts and classification of liabilities that may result from the outcome of this uncertainty.

We have a limited operating history upon which you can evaluate our business and prospects

Our Company was founded in 1997 and was incorporated in Delaware in 1994. We have only a limited operating history on which you can base an evaluation of our past business and future prospects. As an online commerce Company still relatively early in our development, we face substantial risks, uncertainties, expenses and difficulties. To address these risks and uncertainties, our Company and our subsidiaries must do the following:

•	maintain and increase the number of users, of our service;

•	maintain and grow customer support operations at a reasonable rate;

•	maintain and enhance our brands;

•	develop and upgrade our technology and information processing systems;

•	enhance and expand our service to meet the changing requirements of our users;

•	provide superior customer service;

•	remain attractive to potential partners; primarily eBay®

•	respond to competitive developments;

•	and attract, integrate, retain and motivate qualified personnel.

We may be unable to accomplish one or more of these goals, which could cause our business to suffer. In addition, accomplishing one or more of these goals might be very expensive, which could harm our financial results.

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

The Company’s revenues and operating results can be unpredictable.

Our operating results may fluctuate

Our operating results have varied on our operating history. Our operating results may fluctuate significantly as a result of a variety of factors, many of which are outside our control.

Factors that may affect our operating results include the following:

•	our ability to attract new users who will allow us to list Goods for sale and to maintain customer satisfaction;

•	our ability to keep our websites operational and to manage the number of Goods listed by our service;

•	the amount and timing of operating costs and capital expenditures relating to the maintenance and expansion of our business, operations and infrastructure;

•	the introduction of new services and products by us or our competitors;

•	volume, size, timing and completion rate of sales on our websites;

•	consumer confidence in our selling transactions and service;

•	our ability to upgrade and develop our systems and infrastructure to accommodate growth;

•	technical difficulties or interruptions;

•	our ability to attract new personnel in a timely and effective manner;

•	our ability to retain key employees;

•	our ability to integrate and manage any acquisitions successfully;

•	our ability to expand our product offerings successfully;

•	the timing, cost and availability of advertising in traditional media;

•	the timing of payments to us and of marketing and other expenses under existing and future contracts;

•	consumer trends and popularity of some Goods;

•	the success of our brand building and marketing campaigns;

•	the level of use of the Internet and online services;

•	increasing consumer acceptance of the Internet and other online services for commerce and, in particular, the trading of products such as those listed on our websites; and

•	general economic conditions and economic conditions specific to the Internet and e-commerce industries.

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

Competition within the online auction business is intense.

The market for person-to-person trading over the Internet is new, rapidly evolving and intensely competitive, and we expect competition amongst eBay® sellers to intensify further in the future. Barriers to entry are relatively low, and current and new competitors can launch at a relatively low cost using commercially available software. We currently or potentially compete with a number of other companies. Our direct competitors include iSold It, QuikDrop, AuctionWagon, NuMarkets and AuctionDrop.com. Competitive pressures created by anyone of these companies, or by them collectively, could have a material adverse effect on our results of operations and financial condition. Many current and potential competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing, technical and other resources than us. In addition, other online trading services may be acquired by, receive investments from or enter into other commercial relationships with larger, well-established and well- financed companies as use of Internet and other online services increases. Therefore, certain competitors may be able to devote greater resources to marketing and promotional campaigns, adopt more aggressive pricing policies or may try to attract traffic by offering services for free and devote substantially more resources to Web site and systems development than Us. Increased competition may result in reduced operating margins, loss of market share and diminished value in our brand. There can be no assurance that we will be able to compete successfully against current and future competitors. Further, as a strategic response to changes in the competitive environment, we may, from time to time, make certain pricing, service or marketing decisions or acquisitions that could have a material adverse effect on our business, results of operations or financial condition. New technologies and the expansion of existing technologies may increase the competitive pressures on us by enabling our competitors to offer a lower-cost service.

Our failure to manage growth could harm us

We expect to experience a period of expansion in our headcount, facilities and infrastructure, and we anticipate that further expansion will be required to address potential growth in our customer base and our number of listings as well as our expansion into new geographic areas, types of goods and possibly alternative methods of sale. Any expansion we expect will place a significant strain on our management, operational and financial resources. The areas that are put under strain by our growth include the following:

•

Customer Support. We will need to expand our customer support operations to accommodate the increased number of customers and transactions. If we are unable to provide these operations in a cost-effective manner, customers of our service may have negative experiences, and current and future revenues could suffer, or our margins may decrease.

•

Customer Accounts. Our revenues are dependent on prompt and accurate billing processes. If we are unable to grow our transaction processing abilities to accommodate the increasing number of transactions that must be billed, our ability to collect revenue will be harmed.

We expect to hire, train and manage new employees at a rapid rate. The majority of our employees will have been with us less than one year and we expect that our rate of hiring will continue at a very high pace. If our new hires perform poorly, or if we are unsuccessful in hiring, training and integrating these new employees, or if we are not successful in retaining our existing employees, our business may be harmed. To manage the expected growth of our operations and personnel, we will need to improve our transaction processing, operational and financial systems, procedures and controls. This is a special challenge as we acquire new operations with different systems. Our current and planned personnel, systems, procedures and controls may not be adequate to support our future operations. We may be unable to hire, train, retain and manage required personnel or to identify and take advantage of existing and potential strategic relationships and market opportunities.

We have limited experience in managing and accounting accurately for large amounts of customer funds. Our failure to manage these funds properly would harm our business.

Our ability to manage and account accurately for customer funds requires a high level of internal controls. We have neither an established operating history nor proven management experience in maintaining, over a long term, these internal controls. As our business continues to grow, we must strengthen our internal controls accordingly. Our success requires significant public confidence in our ability to handle large and growing transaction volumes and amounts of customer funds. Any failure to maintain necessary controls or to manage accurately customer funds could diminish customer use of our product severely.

We may not be profitable

We believe that our profitability will depend in large part on our ability to do the following:

•	manage the costs of our business, including the costs associated with maintaining and developing our services, customer support and expansion;

•	increase our brand name awareness; and

•	provide our customers with superior selling experiences.

We are going to be investing heavily in marketing and promotion, customer support, to further development our brand. The costs of these investments are expected to remain significant into the future. In addition, many of our investments in these areas may have significant ongoing contractual commitments in some of these areas. As a result, we may be unable to adjust our spending rapidly enough to compensate for any unexpected revenue shortfall, which may harm our profitability. The existence of several larger and more established companies as well as newer companies, many of whom charge lower rates for others who are facilitating trading through other pricing formats (e.g., fixed price, reverse auction, group buying, etc.) may limit our ability to raise user commissions in response to declines in profitability. In addition, we are spending in advance of anticipated growth, which may also harm our profitability. In view of the rapidly evolving nature of our business and our limited operating history, we believe that period-to-period comparisons of our operating results are not necessarily meaningful.

The Company’s future strategy may include pursuing acquisitions that may not be successful.

The Company’s future strategy may include pursuing acquisitions that may not be successful. Acquisitions involve a number of operational risks that the acquired business will not be successfully integrated, may distract management attention, may involve unforeseen costs and liabilities, and possible regulatory costs, some or all of which could have a materially adverse effect on the Company’s financial condition or results of operations. The Company may make these additional acquisitions with cash or with stock, or a combination thereof. If the Company does make any such acquisitions, various associated risks may be encountered, including potential dilution to the Company’s then current shareholders, as a result of additional shares of common stock being issued in connection with the acquisitions.

Our business may be harmed by the erroneous listing or sale of illegal Goods

The law relating to the liability of providers of online sales services for the activities of their customers is currently unsettled. We are aware that certain goods, such as firearms, other weapons, adult material, tobacco products, alcohol and other goods that may be subject to regulation by local, state or federal authorities. In order to reduce our exposure to this liability, we have prohibited the listing of certain Goods and designated specific personnel to review questionable Goods. In the future, we may implement other protective measures that could require us to spend substantial resources and/or to reduce revenues by discontinuing certain service offerings. Any costs incurred as a result of liability or asserted liability relating to the sale of unlawful goods or the unlawful sale of goods, could harm our business. Any negative publicity from erroneous listings could damage our reputation and diminish the value of our brand name. It also could make users reluctant to continue to use our services.

Our business may be harmed by copyright infringement

We anticipate we will receive in the future, communications alleging that certain Goods listed or sold through our service infringe third-party copyrights, trademarks and tradenames or other intellectual property rights. Although we will seek to work actively with the content community to eliminate infringing listings, some content owners may express the view that our efforts are insufficient. Content owners have been active in defending their rights against online companies, including eBay®. Allegations of infringement of third-party intellectual property rights may in the future result in litigation against us. Such litigation could be costly for us, could result in increased costs of doing business through adverse judgment or settlement, could require us to change our business practices in expensive ways, or could otherwise harm our business. Litigation against other online companies could result in interpretations of the law that could also require us to change our business practices or otherwise increase our costs.

Our business may be harmed by the listing or sale of pirated or counterfeit Goods

We anticipate that in the future we will unknowingly receive counterfeit or pirated merchandise, which may be offered by our listing service. Selling counterfeit merchandise may result in costly litigation. Such litigation could be costly for us, result in increased costs of doing business through adverse judgment or settlement, require us to change our business practices in expensive ways, or otherwise harm our business. Litigation against other online companies could result in interpretations of the law that could also require us to change our business practices or otherwise increase our costs.

Our business may be harmed by fraudulent activities

Our future success will depend largely upon our staff to reliably deliver and accurately represent goods and buyers paying the agreed purchase price. We anticipate that occasionally, we will not receive the purchase price that was to have been exchanged. In some cases individuals have been arrested and convicted for fraudulent activities using eBay®. While we can offer negative feedback, we do not have the ability to require users to make payments. In some cases we would expect to receive requests from customers requesting reimbursement or threatening or commencing legal action against us if no reimbursement is made. This sort of litigation could be costly for us, divert management attention, result in increased costs of doing business, lead to adverse judgments or could otherwise harm our business. In addition, affected users will likely complain to regulatory agencies.

System failures could harm our business

Our servers have experienced system failures from time to time. Our previous website has been interrupted for periods of up to 72 hours. In addition to placing increased burdens on our outsourced engineering staff, these outages create customer questions and complaints that need to be addressed by our customer support personnel. Any unscheduled interruption in our service results in an immediate loss of revenues that can be substantial and may cause some customers to switch to competitors. If we experience frequent or persistent system failures, our reputation and brand could be permanently harmed. We have been taking steps to increase the reliability and redundancy of our system. These steps are expensive, reduce our margins and may not be successful in reducing the frequency or duration of unscheduled downtime.

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

A system outage or data loss could have a material adverse effect on our business, financial condition and results of operations. To operate our business successfully, we must protect our payment processing and other systems from interruption by events beyond our control. Events that could cause system interruptions include:

•	fire;
•	hurricane;
•	terrorist attacks;
•	natural disasters;
•	computer viruses;
•	unauthorized entry;
•	telecommunications failure;
•	computer denial of service attacks; and
•	power surges, losses and blackouts.

Risks relating to possible Florida power surges

The State of Florida experiences chronic power surges. Although we have some emergency backup power, power surges may adversely affect our business.

EBay®’s business has been seasonal

EBay®’s results of operations historically have been somewhat seasonal in nature because many of their users reduce their activities on their websites during the Thanksgiving and Christmas holidays and with the onset of good weather.

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

We are dependent on key personnel

Our future performance will be substantially dependent on the continued services of our senior management and other key personnel. Our future performance also will depend on our ability to retain and motivate our other key personnel. The loss of the services of any of our executive officers or other key employees could harm our business. We do not maintain any “key person” life insurance policies. Our businesses are all dependent on attracting and retaining key personnel. Our future success also will depend on our ability to attract, train, retain and motivate highly skilled technical, managerial, marketing and customer support personnel. We may be unable to successfully attract, integrate or retain sufficiently qualified personnel.

Our market is intensely competitive

Depending on the category or product, we currently or potentially compete with a number of sellers serving particular categories of goods as well as those serving broader ranges of goods. The Internet is a new, rapidly evolving and intensely competitive area. We expect competition to intensify in the future as the barriers to entry are relatively low, and current and new competitors can launch new sites at a nominal cost using commercially available software.

Our business is dependent on the development and maintenance of the Internet infrastructure

The success of our service will depend largely on the development and maintenance of the Internet infrastructure. This includes maintenance of a reliable network backbone with the necessary speed, data capacity and security, as well as timely development of complementary products, for providing reliable Internet access and services. The Internet has experienced, and is likely to continue to experience, significant growth in the numbers of users and amount of traffic. If the Internet continues to experience increased numbers of users, increased frequency of use or increased bandwidth requirements, the Internet infrastructure may be unable to support the demands placed on it. In addition, the performance of the Internet may be harmed by increased number of users or bandwidth requirements or by “viruses”, “worms” and similar programs. The Internet has experienced a variety of outages and other delays as a result of damage to portions of its infrastructure, and it could face outages and delays in the future. These outages and delays could reduce the level of Internet usage as well as the level of traffic and the processing transactions on our service.

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

We are controlled by certain stockholders, executive officers and directors

Certain stockholders own nearly 66% of our outstanding common stock. As a result, they have the ability to effectively control our Company and direct our affairs and business, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control of our Company and may make some transactions more difficult or even impossible without the support of these stockholders. Any of these events could decrease the market price of our common stock.

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

Our stock price has been and may continue to be extremely volatile

The trading price of our common stock has been and is likely to be extremely volatile. Our stock price could be subject to wide fluctuations in response to a variety of factors, including the following:

•	actual or anticipated variations in our quarterly operating results;
•	additions or departures of key personnel;
•	announcements of new services by us or our competitors;
•	changes in financial estimates by securities analysts;
•	conditions or trends in the Internet and online commerce
•	changes in the market valuations of other Internet companies;
•	developments in Internet regulation;
•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;
•	sales of our common stock or other securities in the open market; and
•	other events or factors, including these described in this “Risk Factors” section and others that may be beyond our control.

In addition, the trading price of Internet stocks in general, and ours in particular, have experienced extreme price and volume fluctuations in recent periods. These fluctuations often have been unrelated or disproportionate to the operating performance of these companies. Notwithstanding a sharp decline in the prices of Internet stocks in general, the valuation of our stock remains extraordinarily high based on conventional valuation standards such as price-to-earnings and price-to-sales ratios. The trading price of our common stock has increased and decreased enormously from the initial offering price. This trading price and valuation may not be sustained. Negative changes in the public’s perception of the prospects of Internet or e-commerce companies have in the past and may in future depress our stock price regardless of our results. Other broad market and industry factors may decrease the market price of our common stock, regardless of our operating performance. Market fluctuations, as well as general political and economic conditions, such as recession or interest rate or currency rate fluctuations, also may decrease the market price of our common stock. In the past, following declines in the market price of a company’s securities, securities class-action litigation often has been instituted. Litigation of this type, if instituted, could result in substantial costs and a diversion of management’s attention and resources.

The Company’s stock price will fluctuate and could subject the Company to litigation.

The market price of the Company’s common stock may fluctuate significantly in response to a number of factors, some of which are beyond its control. These factors include:

•	quarterly variations in operating results;
•	changes in accounting treatments or principles;
•	additions or departures of key personnel;
•	stock market price and volume fluctuations of publicly-traded companies in general and Internet-related companies in particular; and
•	general political, economic and market conditions.

We do not plan to pay dividends in the foreseeable future.

We do not anticipate paying cash dividends to our stockholders in the foreseeable future. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize on their investment. Investors seeking cash dividends should not purchase our common stock.

There is a limited public market for the Company’s common stock and there are no assurances of a continued trading market for the Company’s common stock.

The Company’s common stock is currently quoted on the Over the Counter Market. The Company’s common stock is thinly traded. There are no assurances the Company will maintain its listing. If the Company’s common stock should be delisted, it is likely that the stock would then be quoted on the Pink Sheets, which would materially and adversely effect any future liquidity in the Company’s common stock.

ITEM 2.	DESCRIPTION OF PROPERTY

At December 31, 2003 the Company’s corporate headquarters was located at 6405 Congress Avenue, Suite 160, Boca Raton, Florida 33487. The corporate office phone number is (561) 988-0819. In June 2004, the Company did not renew the headquarters lease and rented space from a Company owned by the majority shareholders of EvolveOne, Inc. On August 20, 2004 the Company signed a new lease for 5,325 sq feet of office and warehouse space at 1000 Clint Moore Road, Suites 101 and 102, Boca Raton FL 33487. The initial monthly base rent is approximately $6,500 plus sales tax and other charges.

ITEM 3.	LEGAL PROCEEDINGS

Lakewood Development(s) Corporation v. Gary Schultheis and Herbert Tabin and Evolve One, Inc., Civil Action No. 4-03-CV-1224-A, in the United States District Court of the Northern District of Texas, Ft. Worth Division (Complaint filed on August 6, 2003). This action asserts claims for violation of Texas securities law, fraud, breach of contract, and breach of fiduciary duties. The action sought damages in the amount of $4,125,000 for the plaintiff, the plaintiffs’ attorneys’ fees and costs, and certain other relief.

On April 6, 2004, United States District Court Judge John McBryde of the United States District Court of the Northern District of Texas, Ft. Worth Division, entered a final judgment in favor of Evolve One, Inc. and its officers Gary Schultheis and Herbert Tabin dismissing the case with prejudice. The court also ordered Lakewood to pay defendants’ court costs.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

None

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

The following chart shows the quarterly high and low bid prices for the Company’s common stock for the last two fiscal years, as reported on the OTC:Bulletin Board. The prices represent quotations by dealers without adjustments for retail mark-ups, mark-downs or commissions and may not represent actual transactions.

	Opening	High	Low	Closing
	Bid	Bid	Bid	Bid

2004 Fourth Quarter	0.0175	0.78	0.0175	0.47
2004 Third Quarter(*)	0.0198	0.02	0.0148	0.02
2004 Second Quarter(*)	0.0173	0.05	0.0156	0.0198
2004 First Quarter (*)	0.02	.02	0.016	0.0198
2003 Fourth Quarter (*)	0.0275	0.03	0.0187	0.02
2003 Third Quarter (*)	0.0275	0.052	0.025	0.0275
2003 Second Quarter (*)	0.05	0.0637	0.0261	0.0275
2003 First Quarter (*)	0.0375	0.1343	0.0375	0.05

(*) As restated for 8 - 1 stock split on December 7, 2004

Holders

As of December 31, 2004, there were approximately 843 holders of record of the Company’s common stock, an undetermined number of which represent more than one individual participant in securities positions with the Company.

Dividends

The Company has never paid cash dividends on its common stock, and intends to utilize current resources to expand its operations. Therefore, it is not anticipated that cash dividends will be paid on the Company’s common stock in the foreseeable future.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table sets forth securities authorized for issuance under equity compensation plans, including individual compensation arrangements, by us under our stock option plan and any compensation plans not previously approved by our shareholders as of December 31, 2004.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights
Plan Category

Stock Option Plan (1)	2,856,000	$.06

Equity compensation plans not approved by shareholders	192,000	$.0086
(1)	Our Stock Option Plan has previously been approved by our shareholders, and reflects the only such equity compensation plan for which we have sought shareholder approval.

RECENT SALES OF UNREGISTERED SECURITIES

On October 15, 2004, the Company issued in a private transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) in reliance on an exemption provided by Section 4(2) of the Securities Act, 1,360,000 shares of common stock of the Company. OnSpan Networking Inc., a related party where certain majority shareholders of the Company are also officers and directors of Onspan Networking Inc., purchased 1,200,000 shares of common stock for $27,000. Martin Scott, a former director and Dr. Irwin Horowitz, an officer and director of the Company, each purchased 80,000 shares of common stock for $1,800.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and results of operations should be read with the consolidated financial statements and related notes contained in this annual report. All statements other than statements of historical fact included in this annual report are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements involve known and unknown risks, uncertainties and other factors that may cause the Company’s actual results, levels of activity, performance or achievements to be materially different than any expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” or the negative of these terms or other comparable terminology. Important factors that could cause actual results to differ materially from those discussed in such forward-looking statements include: 1. General economic factors including, but not limited to, changes in interest rates and trends in disposable income; 2. Information and technological advances; 3. Cost of products sold; 4. Competition; and 5. Success of marketing, advertising and promotional campaigns. The Company is subject to specific risks and uncertainties related to its business model, strategies, markets and legal and regulatory environment.

The Company’s continuing operations consist of two Internet based businesses within the United States, Stogies and AuctionStore. Stogies is an online distributor and retailer of brand name premium cigars. AuctionStore, is an eBay® Trading Assistant and Internet- based seller of consigned merchandise whose primary medium of sales is eBay®. Stogies became operational in November 1998 and it accounts for substantially all of the sales revenue. AuctionStore became operational in December 2004.

Effective December 31, 2004, the Company discontinued operations of the A1discount Perfume operating line of business as discussed under Discontinued Division in Item 1, accordingly, the following discussion will deal with the Company’s Plan of Operation. The operations of A1 Discount Perfume, for the twelve months ended December 31, 2004 and 2003, have been reclassified as an operating loss from discontinued operations.

CRITICAL ACCOUNTING POLICIES

The Company has identified the policies outlined below as critical to its business operations and an understanding of its results of operations. The listing is not intended to be a comprehensive list of all of the Company’s accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management’s judgment in their application. The impact and any associated risks related to these policies on the Company’s business operations is discussed throughout Management’s Discussion and Analysis or plan of operations where such policies affect the Company’s reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see the Notes to Consolidated Financial Statements. The Company’s preparation of the financial statements requires it to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the Company’s financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

New accounting standards

In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF 03-01 provides guidance on other-than-temporary impairment models for marketable debt and equity securities accounted for under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and SFAS No. 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations,” and non-marketable equity securities accounted for under the cost method. The EITF developed a basic three-step model to evaluate whether an investment is other-than-temporarily impaired. In September 2004, the FASB issued FASB Staff Position EITF 03-01-1, which delays the effective date until additional guidance is issued for the application of the recognition and measurement provisions of EITF 03-01 to investments in securities that are impaired; however, the disclosure requirements are effective for annual periods ending after June 15, 2004. The adoption of the disclosure provisions of EITF 03-01 did not have a material effect on the Company’s results of operations or financial condition.

In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS 151, Inventory Costs—an amendment of ARB No. 43, Chapter 4. The Statement amends the guidance of ARB No. 43, Chapter 4, Inventory Pricing , by clarifying that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and by requiring the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. It does not appear that this Statement will have a material effect on the financial position, operations or cash flows of the Company when it becomes effective in 2006.

In December 2004, the FASB issued SFAS No. 123R “Share-Based Payment” (“SFAS 123R”), a revision to SFAS No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”), and superseding APB Opinion No. 25 “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, including obtaining employee services in share-based payment transactions. SFAS 123R applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. Adoption of the provisions of SFAS 123R is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The Company is currently in the process of evaluating the potential impact that the adoption of SFAS 123R will have on its consolidated financial position and results of operations.

In December 2004, the FASB issued SFAS 153, “Exchanges of Nonmonetary Assets, an amendment of APB 29, Accounting for Nonmonetary Transactions.” The amendments made by SFAS 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, APB 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. APB 29 provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. The FASB believes that exception required that some nonmonetary exchanges, although commercially substantive, be recorded on a carryover basis. By focusing the exception on exchanges that lack commercial substance, the FASB believes SFAS 153 produces financial reporting that more faithfully represents the economics of the transactions. SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal period beginning after the date of issuance. The provisions of this Statement shall be applied prospectively. The Company is in the process of determining the impact of this statement on its consolidated financial statements.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are recorded at cost and are depreciated on a straight-line basis over the estimated useful lives of such assets. Changes in circumstances such as technological advances, changes to the Company’s business model or changes in the Company’s capital strategy could result in the actual useful lives differing from the Company’s estimates. In those cases where the Company determines that the useful life of property, plant and equipment should be shortened, the Company will depreciate the net book value in excess of the estimated salvage value over its revised remaining useful life.

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

INVESTMENTS

Investments are classified as either available-for-sale or trading securities and are held for resale in anticipation of short-term market movements or until such securities are registered or are otherwise unrestricted. At December 31, 2004, investments consisted of common stock and options to acquire common stock held for resale.

Trading account assets, consisting of marketable equity securities, are stated at fair value. Unrealized gains or losses on trading securities are recognized in the statement of operations on a monthly basis based on changes in the fair value of the security as quoted on national or inter-dealer stock exchanges.

Available-for-sale assets, which are also required to be reported at fair value, with unrealized gains and losses excluded from earnings, are reported as a separate component of stockholders’ equity (net of the effect of income taxes).

Liquidity and Capital Resources

The Company decreased its working capital from $946,932 at December 31, 2003 to $207,817 at December 31, 2004. The working capital decreased in the amount of $739,115 consists primarily of increases in cash in the amount of $67,898, decreases in accounts receivable in the amount of ($24,549), marketable securities in the amount of ($63,182), inventory in the amount of ($232,083) accrued liabilities in the amount of ($231,824), and in receipt of repayment on a loan receivable plus interest in the amount of ($692,940).

During the twelve months ended December 31, 2004 stockholders’ equity decreased $1,363,060, which includes decreases in other comprehensive income in the amount of ($36,061), increase in Paid in Capital of $478,074 for forgiveness of debt, $30,600 for issuance of common stock and the net loss for the year of ($1,326,999) (See Other Comprehensive Income below).

Results of Operations

Sales and Cost of Sales

During the twelve months ended December 31, 2004, consolidated sales decreased 60% from $1,322,803 for 2003 to $533,936 for the current year. The decrease in sales is attributed to a number of factors, including the Company’s plan to reduce inventory due to a refocus of its business effort to concentrate more on cigar accessories (including Cigar Ashtrays, Cigar Books, Cigar Cutters, Cigar Humidors and Cigar Lighters) which earn a greater gross profit percentage than cigars and a move out of the Company’s warehouse space into a temporary location at which time sales were halted for the five month period from July 2004 to November 2004 due to the inability to ship and process orders while in a temporary space, and the winding down of the A1discount Perfume operations to concentrate more on the Auctionstore.com business.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $29,708 from $1,354,954 in the twelve months ended December 31, 2003 to $1,325,246 in the twelve month period ended December 31, 2004. The decrease in selling, general and administrative expense for the twelve months ended December 31, 2004 consists primarily of increases in: salaries - $50,343 due to $62,500 in payments to two temporary employees for services completed offset by less employees; accounting - $70,929 due to the 2002 and 2003 audit not being performed until 2004; moving expense – $5,680 due to the move to a new corporate headquarters; stock transfer fees - $13,123 due to stock split in 2004; offset by decreases to insurance – ($33,486); due to the cancellation of the D & O policy in 2003; rent – ($27,338); due to the Company non-renewal of the lease of its former corporate headquarters at Suite 240 and its warehouse space at Suite 160; advertising – ($42,026); due to decreased usage of internet search engines; credit card charges – ($22,807) due to site shut down in the third quarter of 2004 and lower sales in the fourth quarter 2004; consulting – ($10,299); due to move of servers in 2003 and not in 2004; software costs - ($5,926); due to purchase of upgrades on programs in 2003 and not in 2004.

Marketable Equity Securities

The Company sold marketable equity securities and realized a loss of ($114,581) during the twelve month period ended December 31, 2004 and a ($476,444) loss during the twelve month period ended December 31, 2003.

Available-for-sale securities are described in Other Comprehensive Income (below).

Investment Income

The Company had income of $13,677 and $19,663 from interest and dividends in the twelve month period ended December 31, 2004 and 2003, respectively. The decrease is due primarily to less interest earned on an outstanding note receivable from Onspan Networking, Inc., a related party, which was paid off in May 2004.

Income Taxes

As of December 31, 2004 there is no deferred tax benefit recorded due to the provision for a 100% valuation allowance.

Other Comprehensive Income

During the year ended December 31, 2004, the Company recorded a decrease in its net unrealized loss from available-for-sale securities in the amount of $36,061. The decrease consisted of a decline in market value of $750 plus a reclassification adjustment of $35,311.

The Company has written off its investment of 10,000,000 shares in SGD holdings Ltd. (SGDDQ) with a cost of $58,854. SGD Holdings has filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. The Company therefore deemed these securities worthless and, as of December 31, 2004, recognized a loss of ($58,854).

ITEM 7.	FINANCIAL STATEMENTS

The Consolidated Financial Statements of Evolve One, Inc., and Subsidiaries, for the years ended December 31, 2004 and 2003, together with the report thereon of Goldstein Lewin & Co. dated March 18, 2005 is set forth as follows:

PAGE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1

CONSOLIDATED FINANCIAL STATEMENTS:

Consolidated Balance Sheet	F-2

Consolidated Statements of Operations	F-3

Consolidated Statement of Changes in Stockholders’ Equity
And Comprehensive Income	F-4

Consolidated Statements of Cash Flows	F-5 - 6

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS	F-7 - 24

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Evolve One, Inc. and Subsidiaries

Boca Raton, Florida

We have audited the accompanying balance sheet of Evolve One Inc, and Subsidiaries as of December 31, 2004 and the related statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the two years in the period ended December 31, 2004. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Evolve One, Inc. and Subsidiaries as of December 31, 2004, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company has incurred significant recurring losses from operations since inception. This condition raises substantial doubt about its ability to continue as a going concern. The Company’s continued existence is dependent upon its ability to raise additional capital and to successfully market and sell its services and or products. Management’s plans regarding these matters are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Goldstein Lewin & Co

Certified Public Accountants

Boca Raton, Florida

March 18, 2005

Evolve One, Inc. and Subsidiaries

Consolidated Balance Sheet
December 31, 2004

Assets

Current assets
Cash and cash equivalents	$176,924
Accounts receivable - net of allowance for doubtful accounts of $5,323	940
Marketable equity securities	1,500
Inventory	86,709
Other current assets	6,475
Total current assets	272,548

Property and equipment, net	166,052

Note receivable	10,000

Intangibles	6,500

Other assets	17,666
Total Assets	$472,766

Liabilities and stockholders' equity

Current liabilities
Accounts payable	$64,731
Total current liabilities	64,731

Commitments and contingencies

Stockholders' equity
Cumulative convertible preferred stock, $.0001 par value; authorized 10,000,000 shares; outstanding -0- shares	—
Common stock, $.00001 par value. Authorized 1,000,000,000 shares; issued and
outstanding 26,130,432 shares	261
Paid-in capital	7,238,787
Accumulated deficit	(6,532,513)
Accumulated other comprehensive income (loss)	(298,500)
Total stockholders' equity	408,035
Total Liabilities and Stockholders' Equity	$472,766

See Notes to the Consolidated Financial Statements.
F-2

Evolve One, Inc. and Subsidiaries

Consolidated Statements of Operations
Years ended December 31, 2004 and 2003

	2004	2003

Sales and revenue	$533,936	$1,322,803
Cost of sales	371,253	835,619
Gross profit	162,683	487,184
Selling, general and administrative expense	1,325,246	1,354,954
Loss from operations	(1,162,563)	(867,770)

Other income (expense):
(Loss) from sale of marketable equity securities	(114,581)	(476,444)
(Loss) on the abandonment of property and equipment	(50,907)	—
Investment income	13,677	19,663
Interest expense	—	(59)
Total other income (expense)	(151,811)	(456,840)
Loss from continuing operations	(1,314,374)	(1,324,610)
Operating loss from discontinued operations	(12,327)	(20,274)
Net loss on disposal of discontinued operations	(298)	—
	(12,625)	(20,274)
Net (loss)	$(1,326,999)	$(1,344,884)

Net (loss) per share
Basic	$(0.05)	$(0.05)
Diluted	$(0.05)	$(0.05)
Discontinued operations	$(0.00)	$(0.00)

Weighted average number of common shares outstanding
Basic	25,038,487	24,770,432
Diluted	25,038,487	24,770,432

See Notes to the Consolidated Financial Statements.
F-3

Consolidated Statement of Stockholders’ Equity and Comprehensive Income

Years Ended December 31, 2004 and 2003

	Common Stock		Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (loss)	Total
	Shares	Par Value

Balance, January 1, 2003	3,096,304	$31	$6,730,343	$(3,860,631)	$(372,148)	$2,497,595

Effect of December 2004 8:1 stock split including fractional share adjustments	21,674,128	216	(216)	—	—	—
Balance, January 1, 2003, as restated	24,770,432	247	6,730,127	(3,860,631)	(372,148)	2,497,595

Comprehensive income (loss):
Unrealized gain on available-for-sale securities, net	—	—	—	—	109,709	109,709
Net loss	—	—	—	(1,344,883)	—	(1,344,883)
Total comprehensive income (loss)	—	—	—	—	—	(1,235,174)
Balance, December 31, 2003	24,770,432	247	6,730,127	(5,205,514)	(262,439)	1,262,421

Issuance of common stock for cash	1,360,000	14	30,586	—	—	30,600
Contribution to capital of liability to directors/shareholders	—	—	478,074	—	—	478,074
Comprehensive income (loss):
Unrealized loss on available-for-sale securities, net	—	—	—	—	(36,061)	(36,061)
Net loss	—	—	—	(1,326,999)	—	(1,326,999)
Total comprehensive income (loss)	—	—	—	—	—	(1,363,060)
Balance, December 31, 2004	26,130,432	$261	$7,238,787	$(6,532,513)	$(298,500)	$408,035

See Notes to the Consolidated Financial Statements.

Evolve One, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
Years ended December 31, 2004 and 2003

	2004	2003

Cash flows from operating activities
Net (loss)	$(1,326,999)	$(1,344,883)
Less: (Loss) from discontinued operations, net	(12,625)	(20,274)
(Loss) from continuing operations	(1,314,374)	(1,324,609)
Adjustments to reconcile (loss) from continuing operations to net cash (used in) operating activities:
Depreciation	100,667	106,703
Loss on abandonment of property and equipment	50,907	—
Loss on sale of marketable equity securities	114,580	476,444
Purchase of marketable equity securities	—	(900)
Net change in operating assets of a discontinued operations	—	(20,145)
Decrease (increase) in assets:
Accounts receivable	24,549	15,103
Inventory	232,083	641
Note receivable	—	(10,000)
Other assets	(6,853)	70,704
Increase (decrease) in liabilities:
Accounts payable	(17,146)	(14,548)
Other accrued liabilities	—	(784)
Accrued salaries	246,250	130,000
Net cash (used in) operating activities	(569,337)	(571,391)

Cash flows from investing activities
Capital expenditures	(117,751)	(12,733)
Acquisition of intangibles	(6,500)	—
Interest receivable - Onspan Networking, Inc.	17,940	(17,940)
Loan receivable - Onspan Networking, Inc.	675,000	(675,000)
Proceeds from sale of marketable equity securities	4,926	43,206
Net cash provided by (used in) investing activities	573,615	(662,467)

		Continued
See Notes to the Consolidated Financial Statements.
F-5

Evolve One, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
Years ended December 31, 2004 and 2003

(Continued)
	2004	2003

Cash flows from financing activities
Issuance of common stock for cash	$30,600	$—
Net cash provided by (used in) continuing operations	34,878	(1,233,858)
Net cash provided by (used in) discontinued operations	33,020	(13,373)
Net increase (decrease) in cash and cash equivalents	67,898	(1,247,231)
Cash and cash equivalents, beginning of period	109,026	1,347,724
Cash and cash equivalents, end of period	$176,924	$100,493

Supplemental cash flow information

Cash paid for interest	$—	$59

Supplemental schedule of noncash investing and financing activities

Contribution to capital of liability to directors/ shareholders	$478,074	$—

See Notes to the Consolidated Financial Statements.
F-6

Evolve One, Inc.

Notes to Consolidated Financial Statements

NOTE 1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Evolve One, Inc. (the “Company” or “EONE”) is a diversified holding company that develops and operates Internet and direct retail marketing companies. The EONE Group includes wholly owned subsidiaries, StogiesOnline.com, Inc. (“Stogies”) (www.CigarCigar.com), Auctionstore.com Inc. (“Auctionstore”) (www.Auctionstore.com), A1Discount Perfume, Inc. (“A1 Discount Perfume”) (www.A1DiscountPerfume.com) and International Internet Venture I, LLC (“Ventures”). EONE, through its Ventures division, owns an equity interest in several companies, which are classified as available-for-sale securities. EONE was incorporated in Delaware on June 21, 1994.

Stogies became an online distributor and retailer of brand name premium cigars within the United States on November 18, 1998. Stogies’ products consist of premium cigars, factory brand name seconds and mass market cigars, which are distributed online to retail and wholesale customers.

On September 28, 2001, the Company created a new subsidiary named A1Discount Perfume, Inc. and in October 2001, launched a new e-commerce site specializing in men’s and women’s fragrances. The site named A1DiscountProducts.com was a competitor of other discount as well as full price online retailers of perfume and cologne, yoga products, office accessories, and cigar accessories. As of December 31, 2004 the Company discontinued the operations of A1Discount Perfume Inc. to focus on the operations of Auctionstore.com.

On July 22, 2004 the Company created a new wholly owned subsidiary, Auctionstore.com a Florida Corporation. AuctionStore.com, is an eBay® Trading Assistant and Internet- based seller of consigned merchandise whose primary medium of sales is through eBay®. The relationship between AuctionStore.com, Inc. and the Seller is that of bailor (Seller) and bailee (AuctionStore.com, Inc.), in which the bailor deposits his personal property (Goods) with the bailee for the purpose of listing and selling the Goods to third parties through eBay®. The premise of AuctionStore.com is simple. A customer drops off Goods they would like to sell at our location and we arrange for those Goods to be sold online via an eBay® auction. Goods with an estimated value of less than $50 require a minimum upfront charge of $19.95 as a listing commission to be listed by AuctionStore.com for sale. Our ordinary Service Commission for Goods sold range from approximately 20% to 39%, dependent on the sales price of the Goods.

Certain reclassifications of the amounts presented for the comparative period have been made to conform to the current presentation.

Evolve One, Inc.

Notes to Consolidated Financial Statements

Liquidity and Going Concern

The consolidated financial statements have been presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses since its inception, and has an accumulated deficit of $6,532,513 as of December 31, 2004. The Company’s operations have been financed primarily through the issuance of equity and debt. The Company may be required to seek additional capital to continue operations. As a result, there is substantial doubt about the Company’s ability to continue as a going concern. For the year ended December 31, 2004, the Company had a loss from continuing operations of approximately $1,314,000 and cash used in operations of approximately $569,000. The Company’s forecast for fiscal year 2004 anticipates a reduction in cash used for operations. At December 31, 2004 the Company had approximately $177,000 of cash and cash equivalents.

The Company is constantly evaluating its cash needs and existing burn rate. In addition, the Company has a plan whereby certain non-essential personnel and administrative costs will continue to be reduced so that it may continue to meet operating and financing obligations as they come due. Based upon an ongoing evaluation of the cash needs, the Company may seek to raise additional capital through the sale of equity and debt securities to provide funding for ongoing future operations. No assurances can be given that the Company will be successful in obtaining additional capital, or that such capital will be available on terms acceptable to the Company. The Company’s ability to grow revenues, achieve cost savings or raise sufficient additional capital will be necessary to service existing indebtedness. The Company cannot assure that it will be able to raise additional working capital to fund these anticipated deficits. Further, there can be no assurance that even if such additional capital is obtained or the planned cost reductions are implemented, that the Company will achieve profitability or positive cash flow. The Company’s continued existence is dependent upon its ability to raise capital and to market and sell its services successfully. The financial statements do not include any adjustments to reflect future effects on the recoverability and classification of assets or amounts and classification of liabilities that may result from the outcome of this uncertainty.

Principles of Consolidation

The consolidated financial statements include the accounts of EONE, Inc. and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Revenue Recognition

Revenue from sales of cigars, perfume and cologne and auction items over the Internet is recognized upon shipment. Provision is made at the time the related revenue is recognized for estimated product returns.

Evolve One, Inc.

Notes to Consolidated Financial Statements

Risk and Uncertainties

The Company is subject to all of the risks inherent in an early stage company in the Internet industry. These risks include, but are not limited to, a limited operating history, limited management resources, dependence upon consumer acceptance of the Internet, Internet related security risks and the changing nature of the electronic commerce industry. The Company’s operating results may be materially affected by the foregoing factors.

Cash Equivalents

For purposes of the statements of cash flows, the Company considers all highly liquid short-term investments purchased with an original maturity of three months or less to be cash equivalents.

Marketable Equity Securities

Marketable Equity Securities are classified into three categories as follows:

•	Held-to-maturity securities reported at amortized cost;
•	Trading securities reported at fair value with unrealized gains and losses included in earnings;
•	Available-for-sale securities reported at fair value with unrealized gains and losses reported in other comprehensive income (loss).

Cost of securities sold are determined by the specific identification method.

Inventories

Inventories are stated at the lower of cost or market determined by the first-in, first-out method. Inventory consists of cigars, colognes and related accessories.

Property and Equipment

Property and equipment are stated at cost and depreciated on an accelerated basis over the assets’ estimated useful lives. Depreciation expense for the periods ended December 31, 2004 and 2003 amounted to $100,667 and $106,703, respectively.

Other Comprehensive Income

Other comprehensive income refers to revenue, expense and gains and losses that under generally accepted accounting principles are included in comprehensive income but are excluded from net earnings (loss) as these amounts are recorded directly to an adjustment to stockholders’ equity, net of tax. The Company’s other comprehensive income is composed of net unrealized losses on available-for-sale securities.

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

Net Earnings (Loss) Per Share

Basic net earnings (loss) per share is computed by dividing net earnings (loss) by the weighted-average number of shares outstanding. Diluted net earnings (loss) per share includes the dilutive effect of stock options. The calculation of diluted weighted average shares outstanding for the years ending December 31, 2004 and 2003, excludes 3,048,000 and 128,000 common shares respectively, issuable pursuant to outstanding options. These shares were excluded because their effect was anti-dilutive.

Stock-Based Compensation

The Company granted stock options, that are more fully described in Note 9, to directors and employees. The Company accounts for its stock options using the intrinsic value method under Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees.”

The proforma effect of the compensation expense would not be material in computing the net (loss) and (loss) per share if the Company had applied the fair value recognition provisions of Statements on Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” and SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure.”

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

Advertising Expense

The Company expenses advertising costs as they are incurred. Advertising expense for the years ended December 31, 2004 and 2003 amounted to $61,558 and $103,584, respectively.

Shipping and Handling

The Company’s shipping and handling costs are included under Cost of Sales.

Allowance for Doubtful Accounts

The Company’s accounts receivable are reported net of bad debt reserves, which are regularly evaluated by management for adequacy. The evaluation includes and is not limited to a review of individual customer accounts that have balances beyond the agreed upon terms of the sale. Reserve values are assigned to individual accounts based on the Company’s recent payment experience with the customer and knowledge of the customer’s creditworthiness.

New accounting standards

In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF 03-01 provides guidance on other-than-temporary impairment models for marketable debt and equity securities accounted for under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and SFAS No. 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations,” and non-marketable equity securities accounted for under the cost method. The EITF

Evolve One, Inc.

Notes to Consolidated Financial Statements

developed a basic three-step model to evaluate whether an investment is other-than-temporarily impaired. In September 2004, the FASB issued FASB Staff Position EITF 03-01-1, which delays the effective date until additional guidance is issued for the application of the recognition and measurement provisions of EITF 03-01 to investments in securities that are impaired; however, the disclosure requirements are effective for annual periods ending after June 15, 2004. The adoption of the disclosure provisions of EITF 03-01 did not have a material effect on the Company’s results of operations or financial condition.

In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS 151, Inventory Costs—an amendment of ARB No. 43, Chapter 4. The Statement amends the guidance of ARB No. 43, Chapter 4, Inventory Pricing , by clarifying that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and by requiring the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. It does not appear that this Statement will have a material effect on the financial position, operations or cash flows of the Company when it becomes effective in 2006.

In December 2004, the FASB issued SFAS No. 123R “Share-Based Payment” (“SFAS 123R”), a revision to SFAS No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”), and superseding APB Opinion No. 25 “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, including obtaining employee services in share-based payment transactions. SFAS 123R applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. Adoption of the provisions of SFAS 123R is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The Company is currently in the process of evaluating the potential impact that the adoption of SFAS 123R will have on its consolidated financial position and results of operations.

In December 2004, the FASB issued SFAS 153, “Exchanges of Nonmonetary Assets, an amendment of APB 29, Accounting for Nonmonetary Transactions.” The amendments made by SFAS 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, APB 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. APB 29 provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. The FASB believes that exception required that some nonmonetary exchanges, although commercially substantive, be recorded on a carryover basis. By focusing the exception on exchanges that lack commercial substance, the FASB believes SFAS 153 produces financial reporting that more faithfully represents the economics of the transactions. SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal period

Evolve One, Inc.

Notes to Consolidated Financial Statements

beginning after the date of issuance. The provisions of this Statement shall be applied prospectively. The Company is in the process of determining the impact of this statement on its consolidated financial statements.

NOTE 2.	PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31, 2004:

		In Years
Furniture	$7,615	7
Equipment	626,038	5
Leasehold Improvements	104,706	5

	738,359

Less:Accumulated Depreciation	572,307

	$166,052

NOTE 3.	INTANGIBLES

On June 25, 2004, the company purchased the domain name www.Auctionstore.com for $6,500. The domain name is to be amortized over the period expected to be benefited commencing in 2005.

NOTE 4.	MARKETABLE EQUITY SECURITIES

SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities,” requires that all applicable investments be classified as trading securities, available-for-sale securities or held-to-maturity securities. The Company classifies certain of its investments as trading securities, which are reported at fair value, which is defined to be the last closing price for the listed securities. The unrealized gains and losses, which the Company recognizes from its trading securities, are included in earnings. The Company also has investments classified as available-for-sale, which are also required to be reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders’ equity (net of the effect of income taxes).

The amortized cost of equity securities as shown in the accompanying balance sheet and their estimated market value at December 31, 2004 are as follows:

2004
Available-for-sale securities:
Cost	$300,000
Unrealized (loss)	(298,500)
$1,500
Marketable equity securities classified as current	$1,500

Evolve One, Inc.

Notes to Consolidated Financial Statements

Gains (losses) from trading securities that were included in earnings for the years ended December 31, 2004 and 2003 were as follows:

	2004	2003

Realized (loss)	$(114,581)	$(476,444)

The change in unrealized gains (losses) from available-for-sale securities included as a component of equity for the years ended December 31, 2004 and 2003 were as follows:

	2004	2003

Net unrealized gain (loss)	$(36,061)	$109,709
Increase (decrease) in deferred tax asset	(13,600)	41,200
Allowance deferred taxes	13,600	(41,200)
Accumulated other comprehensive income (loss)	$(36,061)	$109,709

The Company has written off its investment of 10,000,000 shares in SGD holdings Ltd. (“SGDDQ”) with a cost of $58,854 on August 11, 1999. SGDDQ Holdings has filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. The Company therefore deemed these securities worthless and as of December 31, 2004 recognized a loss of ($58,854).

NOTE 5.	CAPITAL STOCK

Common Stock

The Company has 1,000,000,000 shares of common stock (par value $.00001) authorized. Common stock has one vote per share for the election of directors and all other matters submitted to a vote of stockholders. Shares of common stock do not have cumulative voting, preemptive redemption or conversion rights.

On January 31, 2003, the Company effected a 250 to 1 reverse stock split. On December 7, 2004 the Company effected an 8 to 1 forward stock split. All share and per share amounts have been retroactively restated to reflect these stock splits.

Evolve One, Inc.

Notes to Consolidated Financial Statements

On October 15, 2004, the Company issued in a private transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) in reliance on an exemption provided by Section 4(2) of the Securities Act 1,360,000 shares of common stock of the Company. OnSpan Networking Inc., a related party where certain majority shareholders of the Company are also officers and directors of Onspan Networking Inc., purchased 1,200,000 shares of common stock for $27,000. Martin Scott, a former director and Dr. Irwin Horowitz, an officer and director of the Company, each purchased 80,000 shares of common stock for $1,800.

The Company has reserved 3,048,000 shares of common stock at December 31, 2004 for issuance relating to unexpired options (See note 10).

Contribution to Capital of Liabilities to Directors/Shareholders

On December 20, 2004 the Company eliminated virtually all of its debt when certain shareholders contributed $478,074 of debt to capital.

Preferred Stock

The Company has 10,000,000 shares of cumulative convertible preferred stock (par value $.0001) authorized at December 31, 2004. The Board has the authority to issue the shares in one or more series and to fix the designation, preferences, powers and other rights, as it deems appropriate. No shares of preferred stock have been issued. At December 31, 2004 there were no shares outstanding.

NOTE 6.	OTHER COMPREHENSIVE INCOME (LOSS)

The following represents a reconciliation of other comprehensive income (loss) for the year ended December 31, 2004:

Accumulated other comprehensive (loss) at 12/31/03:		$(262,439)
Unrealized (loss) from marketable equity securities	$(750)
Reclassification adjustment	(35,311)
Net unrealized (loss) from marketable equity securities		(36,061)
Net accumulated other comprehensive (loss)		$(298,500)

NOTE 7.	COMMITMENTS AND CONTINGENCIES

Operating Leases

On August 20, 2004 the Company entered into a five year lease for 5,325 sq feet of office and warehouse space in Boca Raton Fl 33487. The initial monthly base rent is approximately $6,500 plus sales tax and other charges.

Evolve One, Inc.

Notes to Consolidated Financial Statements

Minimum future obligations over the term of the lease is as follows:

Year Ended December 31,

2005	79,005
2006	81,783
2007	84,623
2008	87,578
2009	75,127

Rent expense for the years ended December 31, 2004 and 2003 aggregated $44,839 and $72,177, respectively.

NOTE 8.	INCOME TAXES

The Company recorded no income tax expense for the years ended December 31, 2004 and 2003.

Total income tax expense (benefit) applicable to earnings (loss) from continuing operations before income taxes is reconciled with the “normally expected” federal income tax expense as follows for the year ended December 31, 2004 and 2003:

	2004	2003

“Normally expected” income tax expense (benefit)	$(451,200)	$(457,300)
Increase (decrease) in taxes resulting from:
State income taxes, net of Federal income tax benefit	(48,100)	(48,400)
Other	173,100	42,800
Change in valuation allowance	326,200	462,900
	$—	$—

The deferred income tax liabilities (assets) at December 31, 2004 are comprised of the following:

	Current	Noncurrent

Unrealized gain on available-for-sale securities	$(112,300)	$—
Net operating loss	(2,340,500)	—
Asset basis	(300)	200
Total deferred income tax (assets)	(2,453,100)	200
Valuation allowance	2,453,100	(200)
Net deferred income tax (assets)	$—	$—

Evolve One, Inc.

Notes to Consolidated Financial Statements

The Company has provided a valuation allowance on the deferred tax assets because of uncertainty regarding its realization. The increase in the valuation account during the twelve months ended December 31, 2004 and 2003 were $326,200 and $462,900 respectively. Management utilizes tax planning strategies and projected future taxable income in assessing these assets.

The Company has net operating loss carry forwards as of December 31, 2004, approximating $4,843,000 for federal and state income tax purposes, which expire as follows:

YEAR OF ORIGINATION	EXPIRING	AVAILABLE LOSS CARRYFORWARD
2000	2020	$864,000
2001	2021	1,329,000
2002	2022	968,000
2003	2023	726,000
2004	2024	956,000
		$4,843,000

The Company has net capital loss carry forwards as of December 31, 2004, approximating $1,376,000 for federal and state income tax purposes, which expire as follows:

YEAR OF ORIGINATION	EXPIRING	AVAILABLE LOSS CARRYFORWARD
2001	2006	$777,000
2002	2007	9,000
2003	2008	476,000
2004	2009	114,000
		$1,376,000

NOTE 9.	LOAN RECEIVABLE

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

Evolve One, Inc.

Notes to Consolidated Financial Statements

The terms of the demand line of credit state that Onspan Networking, Inc. must issue options to the Company to purchase common stock equal to 10% of the dollar amount of the loan advance at an exercise price of $0.10 per share, and options to purchase common stock equal to 90% of the dollar amount of the loan advance at the ten trading day average at the time of the draw ($0.30 at June 30, 2003). On June 19, 2003, Onspan Networking, Inc. granted 67,500 stock options to Evolve One, Inc. under the revolving note agreement The options have an exercise price of $.10 per share. Onspan Networking, Inc. also granted on June 19, 2003, 607,500 stock options to Evolve One, Inc. in the same note agreement. These options have an exercise price of $.30 per share. The Company currently has excluded these “options” on common stock from assets of the company as the underlying stock due to market conditions, are not readily convertible to cash. If conditions are satisfied and the underlying stock becomes marketable, the “options” would be reclassified as a derivative and recorded at fair value as an adjustment through current period results of operations.

NOTE 10.	STOCK OPTIONS

In November 1999, the Board of Directors approved the establishment of the Evolve One, Inc. Stock Option Plan (the “Plan”) to provide incentives to attract future employees and retain existing key employees with the Company. The Company reserved 100,000 shares of common stock for the grant of qualified incentive options or non-qualified options to employees and directors of the Company or its subsidiaries, and to non-employee directors, consultants and advisors and other persons who may perform significant services for or on behalf of the Company under the Plan. These options were granted in accordance with employment agreements. Prices for incentive stock options must provide for an exercise price of not less than 100% of the fair market value of the common stock on the date the options are granted unless the eligible employee owns more than 10% of the Company’s common stock for which the exercise price must be at least 110% of such fair market value. Non-statutory options must provide for an exercise price of not less than 85% of the fair market value. The Plan was approved by the shareholders at a meeting on November 11, 1999.

On October 20, 2004, the board of directors of the Company ratified an amendment to its Stock Option Plan to increase the number of shares available for issuance under the Plan from 100,000 shares to 1,000,000 shares, which was further increased to 8,000,000 shares on the effective date of the forward stock split. The Company filed a Definitive Information Statement Pursuant to Section 14(c) of the Securities Exchange Act of 1934 on November 12, 2004. The Company filed a Revised Definitive Information Statement Amendment No.1 on November 15, 2004.

On October 20, 2004 the Company issued 335,000 stock options (increased to 2,680,000 options upon the stock split) at an exercise price of $.18 per share ($.0225 post split) under the Company’s Stock Option Plan to certain officers, employees and service providers of the Company.

Evolve One, Inc.

Notes to Consolidated Financial Statements

On December 1, 2004 the Company issued 22,000 stock options (increasing to 176,000 options upon the stock split) at an exercise price of $4.50 per share ($.5625 post split) under the Company’s Stock Option Plan to certain officers, employees and service providers of the Company.

The Company applied Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for the incentive stock options granted to employees under its stock option plan in its statements of operations.

During 2002, the Company granted nonqualified options to purchase 8,000 shares (64,000 shares post split) of common stock to directors outside of the Plan expiring January 3, 2007, with an exercise price of $.007 per share ($.000875 post split) and vest immediately. On January 3, 2003 the Company granted nonqualified options to purchase 8,000 shares (64,000 shares post split) of common stock to directors outside of the Plan. The additional stock options, expiring January 3, 2008, have an exercise price of $.001 per share ($.000125 post split) and vest immediately. On January 3, 2004 the Company granted nonqualified options to purchase an additional 8,000 shares (64,000 shares post split) of common stock to directors outside of the Plan. The additional stock options, expiring January 3, 2009, have an exercise price of $.131 per share ($.016375 post split) and vest immediately.

A summary of the status of the Company’s stock options as of December 31, 2004 and the changes during the years ended December 31, 2004 and 2003 is presented below:

	Shares	Weighted Average Price
Beginning Balance, January 1, 2003	64,000	$.000875
Options granted	64,000	.000125
Options exercised	—	—
Options cancelled	—	—

Ending Balance, December 31, 2003	128,000.0005

Options granted	2,920,000.0549
Options exercised	—	—
Options cancelled	—	—

Ending Balance, December 31, 2004	3,048,000	$.0528

Evolve One, Inc.

Notes to Consolidated Financial Statements

					Exercisable
Range Of Exercise Options	Shares	Outstanding Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
.000125-.5625	3,048,000	4.93	$ .0526	3,048,000	$ .0526

The pro forma compensation expense of the stock options would not be material to the accompanying financial statements for the current period, if the Company would have elected SFAS No. 123. The Company used the Black-Scholes option pricing model to determine the fair value of the grants. The assumptions were applied as follows:

Risk Free Interest Rate	3.28%
Expected Dividend Yield	0%
Expected Option Life	5 years
Expected Stock Price Volatility	70%

NOTE 11.	DISCONTINUED OPERATIONS

As of December 31, 2004 the Company discontinued the operations of A1Discount Perfume Inc. to focus on the operations of Auctionstore.com.

The A1Discount segment has been accounted for as a discontinued operation, and accordingly, amounts in the financial statements and related notes for the two years have been shown and discontinued operations. Summarized results of the discontinued segment are shows separately as discontinued operations in the accompanying consolidated financial statements. Operating results of the discontinued segments are as follows:

Evolve One, Inc.

Notes to Consolidated Financial Statements

	2004	2003
Net sales	$12,606	$38,748

Net (loss) from discontinued operations	(12,327)	(20,274)

Net (Loss) on disposal	(298)	—

Net (loss) from discontinued operations	$(12,625)	$(20,274)
Net earnings (loss) per common share:
Basic	$0.00	$0.00
Diluted	$0.00	$0.00

NOTE 12.	SEGMENT INFORMATION

The Company reports segments based upon the management approach, which designates the internal reporting that is used by management for making operating decisions and assessing performance.

For the twelve months ended December 31, 2004, the Company operated in the following segments, none of which have inter-segment revenues:

	Ventures	Stogies	Corporate	Auctionstore	Consolidated

Revenue	$—	$519,804	$—	$14,132	$533,936

Operating (Loss)	(282)	(327,650)	(779,751)	(54,880)	(1,162,563)

Other income (expense)	(114,566)	(50,907)	13,662	—	(151,811)

(Loss) from continuing operations	(114,848)	(378,557)	(766,089)	(54,880)	(1,314,374)

(Loss) from discontinued operations	—	—	(12,625)	—	(12,625)

Net (Loss)	(114,848)	(378,557)	(778,714)	(54,880)	(1,326,999)

Assets	5,477	148,087	300,498	18,704	472,766

Evolve One, Inc.

Notes to Consolidated Financial Statements

For the twelve months ended December 31, 2003, the Company operated in the following segments, none of which have inter-segment revenues:

	Ventures	Stogies	Corporate	Consolidated

Revenue	$—	$1,322,803	$—	$1,322,803

Operating (Loss)	(19,384)	(213,725)	(634,661)	(867,770)

Other income (expense)	(476,380)	(59)	19,599	(456,840)

(Loss) from continuing operations	(495,764)	(213,784)	(615,062)	(1,324,610)

(Loss) from discontinued operations	—	—	(20,274)	(20,274)

Net (Loss)	(495,764)	(213,784)	(635,336)	(1,344,884)

Assets	176,453	624,493	778,692	1,579,638

The Ventures segment owns an equity interest in certain companies, mainly with Internet operations, and derives its revenue from the net gains and losses recognized when the investments are sold. In addition, the Ventures segment recognizes income or loss from the unrealized gains or losses associated with its trading securities.

The Stogies segment is an online distributor and retailer of brand name premium cigars within the United States. Stogies revenue includes wholesale sales to cigar stores, as well as, retail sales to internet customers.

AuctionStore.com segment is an eBay® Trading Assistant and Internet- based seller of consigned merchandise whose primary medium of sales is through eBay®. The relationship between AuctionStore.com, Inc. and the Seller is that of bailor (Seller) and bailee (AuctionStore.com, Inc.), in which the bailor deposits his personal property (Goods) with the bailee for the purpose of listing and selling the Goods to third parties through eBay®. The premise of AuctionStore.com is simple. A customer drops off Goods they would like to sell at our location and we arrange for those Goods to be sold online via an eBay® auction. Goods with an estimated value of less than $50 require a minimum upfront charge of $19.95 as a listing commission to be listed by AuctionStore.com for sale. Our ordinary Service Commission for Goods sold range from approximately 20% to 39%, dependent on the sales price of the Goods.

Evolve One, Inc.

Notes to Consolidated Financial Statements

Corporate assets consist primarily of cash. Interest expense is allocated to the other segments to the extent it exceeds interest income.

NOTE 13.	SUBSEQUENT EVENTS

On January 26, 2005, Irwin Horowitz, a director of the Company was elected as President and Chief Executive Officer of Evolve One. Mr. Horowitz has entered into an employment agreement with the Company pursuant to which he will receive an annual salary of $12,000 per year, reimbursement of his expenses, including travel and lodging costs until such as time as he relocates his principal residence to the location of the Company’s offices, and an automobile allowance of up to $1,500 on a monthly basis. In addition, the Company granted to Mr. Horowitz an option to purchase up to 50,000,000 shares of common stock exercisable at $0.30 per share and expiring January 26, 2013.

The Company also announced the resignations of Gary Schultheis, Herbert Tabin and Martin Scott as directors of the Company, and Gary Schultheis as President of the Company. The resignations were issued in connection with the selection of Mr. Horowitz as the President and Chief Executive Officer of the Company. Messrs. Schultheis and Tabin entered into separate Separation and Severance Agreements with the Company pursuant to which they provided their resignations and also agreed to the termination of their prior employment agreements with the Company. Both of them received options to purchase up to 10,000,000 shares of common stock at an exercise price of $0.30 per share expiring January 26, 2013, and both were paid the sum of $6,144 to defray health insurance premiums for the ensuing six months.

In connection with the grant of the options described above, the Company amended its Stock Option Plan to increase the number of shares covered by the plan from 8,000,000 from 100,000,000 shares of common stock.

On March 15, 2005, Evolve One entered into a Management Agreement with Diversifax Inc. Irwin Horowitz, a principal shareholder and Chief Executive officer of Evolve One, is also a principal shareholder and Chief Executive Officer of Diversifax. Under the terms of the agreement, Diversifax will make available to Evolve One its facilities at 39 Stringham Avenue, Valley Stream, New York; the services on a part-time basis of 7 persons presently employed by Diversifax for approximately 100 hours per week; equipment, hardware and software of Diversifax; and related utilities and overhead functions at that facility. The term of the agreement is for six months and may be terminated prior to the conclusion of its term on ten days’ prior written notice by either party, or the agreement may be renewed for a successive six-month term.

Evolve One, Inc.

Notes to Consolidated Financial Statements

In consideration for the management services and facilities provided by Diversifax during the initial six-month term, Evolve One will issue to Diversifax 2,900,000 shares of its common stock. In addition, in the event the market price of the common stock of Evolve One on the six-month anniversary date is below $0.15 per share, Evolve One will issue to Diversifax additional shares of its common stock so that the common shares provided to Diversifax plus such additional shares of common stock will be equal in value to $435,000. In addition, Diversifax will receive 10% of the total amount of the monies received as a result of their efforts with regard to auctions being completed for accounts they have introduced to AuctionStore.com, Evolve One’s wholly-owned subsidiary. Payment of the percentage fee will be made in cash or stock as determined by Diversifax.

On March 22, 2005 the Company entered into a subscription agreement with one of its directors, Robert Sands for the sale of 20 units of Evolve One, Inc, for an aggregrate price of $100,000. Each unit has a cost of $5,000 and consists of 100,000 shares of Common Stock at $.05, and one option consisting of 100,000 shares of common stock exercisable at $.25 cents per share, which will expire in 3 years.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A.	CONTROLS AND PROCEDURES

Our management, including our chief executive officer and president and our chief financial officer, have conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934) as of December 31, 2004. Based upon that evaluation, our chief executive officer and president and our chief financial officer have concluded that our disclosure controls and procedures are effective for timely gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Exchange Act. Management plans, however, to improve the segregation of duties within our financial and administrative functions.

There have been no significant changes made in our internal controls or in other factors that could significantly affect our internal controls subsequent to that evaluation date. We are continuing to evaluate the employees involved and the control procedures in place as well as the costs and benefits of making changes in the number and duties of employees. We are also working to document controls this year and to identify other items that might require remediation in connection with our compliance with Section 404 of the Sarbanes-Oxley Act of 2002.

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS, EXECUTIVE OFFICERS AND SIGNIFICANT EMPLOYEES

The following table sets forth the names, ages and current positions with the Company held by the Directors, Executive Officers and Significant Employees, together with the year such positions were assumed. There is no immediate family relationship between or among any of the Directors, Executive Officers or Significant Employees. The Company is not aware of any arrangement or understanding between any Director or Executive officer and any other person pursuant to which he was elected to his current position.

		Position or Office	Date First
Name	Age	With the Company	Elected

Irwin Horowitz	67	President, Director	2004
Robert Sands	50	Director	2005
Marissa Dermer	37	Controller	2000

Dr. Irwin Horowitz is currently President, Director of the Company. Dr. Horowitz previously served as a director of the Company from 1997 until late 2000. Dr. Horowitz received his podiatry degree from the M.J. Lewi College of Podiatric Medicine in 1959. Dr. Horowitz has been Chairman of the Board, Chief Executive Officer and President of DiversiFax Inc., Sarasota, Florida since approximately 1992. DiversiFax conducts business as IMSG Systems and certain companies in the coin operated copier business. Dr. Horowitz served as Chairman of the Board and President of IMSG Systems, Inc. in Valley Stream, New York and certain affiliated companies since 1969. Dr. Horowitz also previously served as a director for one year in 1997 of Langer Biomechanics Group, Inc., Long Island, New York, a publicly traded company primarily engaged in the business of manufacturing and selling orthotic products.

Robert Sands is currently a director for the Company. Mr. Sands has been President and CEO of DirectPro, LLC since he founded the company in 1985. DirectPro, LLC is a company that serves and impacts the marketing needs of a blue chip roster of today’s largest corporations. He has held prior senior positions with American Express, McGraw Hill and J. Walter Thompson. He also currently serves on the Board of two charitable organizations.

Marissa Dermer is currently the controller for the Company. Ms. Dermer is also currently a Director of publicly traded, Onspan Networking Inc., symbol ONSP and is their Chief Financial Officer. From September 1997 to April 2000, Ms. Dermer was an assistant controller with Mitchell Hutchins Asset Management, Inc., the mutual fund advisory group of Paine Webber Inc. Prior to her employment with Paine Webber, Ms. Dermer was a manager of David Berdon and Company LLP, a prominent public accounting firm headquartered in New York City from 1990 to 1997. Ms. Dermer graduated in 1990 from the State University of New York at Albany with a degree in Business/Accounting.

Audit Committee

The Board of Directors does not have an audit committee. The Board acts as the Audit Committee.

The company has not hired a qualified financial expert. The company does not intend to hire someone in that capacity  until  operations  are  significant enough to warrant the hiring of such person.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

None.

ITEM 10.	EXECUTIVE COMPENSATION

The following table shows the cash compensation of the Company’s former chief executive officer and each officer whose total cash compensation exceeded $100,000, for the three fiscal years ended December 31, 2004. The Company has no long-term compensation plans.

Name and Principal Position	Fiscal Year Ended	Salary ($)	Bonus ($)	Other Annual Compensation	All Other Compensation

Gary Schultheis	12/31/04	$—	$—	N/A	N/A
	12/31/03	$100,000	$5,572	N/A	N/A
	12/31/02	$100,000	$5,572	N/A	N/A

Herbert Tabin	12/31/04	$—	$—	N/A	N/A
	12/31/03	$100,000	$5,572	N/A	N/A
	12/31/02	$100,000	$5,052	N/A	N/A

In 2004 and 2003 the Company accrued $248,074 and $130,000 in salaries in accordance with the employment agreement signed January 3, 2002 with its President and Director of Marketing, (see Employment Contracts below). On December 20, 2004 members of former management forgave approximately $478,000 of debt accrued under the employment contracts.

Option/SAR Grants in Last Fiscal Year

Name	Number of Securities Underlying options/SARs granted (number)	Percent of total options/SARs granted to employees in fiscal year	Exercise or base price ($/share)	Expiration date

Gary Schultheis	32,000	50%	.0016375	1/3/09
Herbert Tabin	32,000	50%	.0016375	1/3/09

Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values

Name	Shares Acquired On Exercise (number)	Value realized ($)	Number of Securities underlying unexercised options/SARs at FY-end (number) Exercisable/ Unexercisable	Value of unexercised in-the-money options/SARs at FY-end ($) Exercisable/ Unexercisable

Gary Schultheis	—	0	None	None
Herbert Tabin	—	0	None	None

EMPLOYMENT CONTRACTS

In January 2002, the Company’s President and Director of Marketing entered into employment agreements with the Company. The contracts expire in January 2009 and provide for the granting of 32,000 stock options (as restated for the stock splits) each to the President and Director of Marketing at an exercise price of the average of closing price for the five (5) trading days preceding the anniversary date less fifteen (15%) percent each year. The annual salary under each of the agreements is $150,000, which is to be increased by 10% each year. On January 26, 2005 Mr. Schultheis and Tabin entered into separate Separation and Severance Agreements with the Company pursuant to which they provided their resignations and also agreed to the termination of their employment agreements with the Company. Each of them received options to purchase up to 10,000,000 shares of common stock at an exercise price of $0.30 per share expiring January 26, 2013, and both were paid the sum of $6,144 to defray health insurance premiums for the ensuing six months.

On January 22, 2005 the Company’s new President, Dr. Irwin Horowitz, entered into an employment agreement with the Company pursuant to which he is to receive an annual salary of $12,000 per year, reimbursement of his expenses, including travel and lodging costs until such as time as he relocates his principal residence to the location of the Company’s offices, and an automobile allowance of up to $1,500 on a monthly basis. In addition, the Company granted to Mr. Horowitz an option to purchase up to 50,000,000 shares of common stock exercisable at $0.30 per share and expiring January 26, 2013.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table indicates all persons who, as of December 31, 2004, the most recent practicable date, are known by the Company to own beneficially more than 5% of any class of the Company’s voting securities and all Directors of the Company and all Officers who are not Directors of the Company, as a group. As of December 31, 2004, there were 29,178,432 (1) shares of the Company’s common stock outstanding.

Title Of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	% of Class

Common	Gary Schultheis (2)	9,441,096	32.35%
	1000 Clint Moore Rd, Suite 101
	Boca Raton, FL 33487

Common	Herbert Tabin (3)	9,443,976	32.37%
	1000 Clint Moore Rd, Suite 101
	Boca Raton, FL 33487

Common	Irwin Horowitz (4)	389,600	0.013%
	1000 Clint Moore Rd, Suite 101
	Boca Raton, FL 33487

Common	All directors and executive	19,274,672	66.05%
	officers as a group (two persons)

(1)

This amount includes options to acquire an aggregate of 2,624,000 common shares of stock, 64,000 common shares at an exercise price of $.000875 per share, and 64,000 shares at an exercise price of $.000125 per share, and 64,000 shares at an exercise price of $.016375, 2,400,000 at an exercise price of $.0225 and 32,000 common shares of stock at an exercise price of $.5625 per share

(2)

This amount includes options to acquire 1,296,000 common shares of stock, 32,000 at an exercise price of $.000875 per share and 32,000 at an exercise price of $.000125 per share, and 32,000 shares at an exercise price of $.016375, and 1,200,000 at an exercise price of $.0225.

(3)

This amount includes options to acquire 1,296,000 common shares of stock, 32,000 at an exercise price of $.000875 per share and 32,000 at an exercise price of $.000125 per share, and 32,000 shares at an exercise price of $.016375, and 1,200,000 at an exercise price of $.0225.

(4)	This amount includes options to acquire 32,000 common shares of stock at an exercise price of $.5625 per share

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company issued a demand line of credit with Onspan Networking, Inc. a related party, totaling $1,000,000, under which Onspan Networking, Inc. could borrow on an unsecured basis with interest at 5% annually. On June 19, 2003 Onspan Networking, Inc. borrowed $675,000 under this line of credit. The Company accrued $17,940 in interest on the note. Onspan Networking, Inc. repaid the original balance outstanding under the line of credit, including accrued interest. This line of credit expired upon repayment on May 27, 2004.

The terms of the demand line of credit stated that Onspan Networking, Inc. must issue options to the Company to purchase common stock equal to 10% of the dollar amount of the loan advance at an exercise price of $0.10 per share, and options to purchase common stock equal to 90% of the dollar amount of the loan advance at the ten trading day average at the time of the draw ($0.30 at June 19, 2003). On June 19, 2003, Onspan Networking, Inc. granted 67,500 stock options to Evolve One, Inc. under the revolving note agreement. The options have an exercise price of $.10 per share. Onspan Networking, Inc. also granted on June 19, 2003, 607,500 stock options to Evolve One, Inc. in the same note agreement. These options have an exercise price of $.30 per share. The Company currently has excluded these “options” on common stock from assets of the Company as the underlying stock, due to market conditions, are not readily convertible to cash. If conditions are satisfied and the underlying stock becomes marketable, the “options” would be reclassified as a derivative and recorded at fair value as an adjustment through current period results of operations.

On December 20, 2004 the Company eliminated virtually all of its debt when certain shareholders contributed $478,074 of debt to capital.

ITEM 13.	EXHIBITS AND REPORTS ON FORM 8-K

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

(a)	Exhibits

Exhibit Number	Description

14	Code of Business Ethics (Filed as Exhibit 14 to registrant December 2002, Form 10-KSB)

21	Subsidiaries of Evolve One, Inc. (Filed as Exhibit 21 to registrant December 2002, Form 10-KSB)

31.1	Certification of President and Principal Financial

and Accounting Officer pursuant to 18 U.S.C. Section

1350, as adopted pursuant to Section 302 of the

Sarbanes-Oxley Act of 2002

32.1	Certification of President and Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

•	Form 8-K Current Report filed on March 15, 2005
•	Form 8-K Current Report filed on February 4, 2005
•	Form 8-K Current Report filed on February 1, 2005
•	Form 8-K Current Report filed on December 22, 2004
•	Form 8-K Current Report filed on November 19, 2004
•	Form 8-K Current Report filed on November 15, 2004
•	Form 8-K Current Report filed on August 25, 2004

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

The aggregate audit fees billed by Goldstein Lewin & Co. for professional services rendered for the audit of our annual financial statements included in our Annual Report on Form 10-KSB for the fiscal year ended December 31, and for the review of quarterly financial statements included in our Quarterly Reports on Form 10-QSB for the quarters ending March 31, June 30, and September 30, were $28,045 and $27,500 for 2004 and 2003, respectively.

AUDIT RELATED FEES

For the fiscal years ended December 31, 2004 and 2003, no fees were billed for assurance and related services by Goldstein, Lewin & Co. relating to the performance of the audit of our financial statements which are not reported under the caption “Audit Fees” above.

TAX FEES

For the fiscal years ended December 31, 2004 and 2003 the aggregate fees billed for tax compliance, tax advice and tax planning, including the preparation of federal and state corporate income tax returns billed to Evolve One by Goldstein Lewin & Co. for the fiscal years ended December 31, 2004 and 2003 were approximately $5,400.

ALL OTHER FEES

Other than fees relating to the services described above under “Audit Fees,” “Audit-Related Fees” and “Tax Fees,” there were no additional fees billed by Goldstein Lewin & Co. for services rendered to Evolve One for the fiscal years ended December 31, 2004 and 2003.

AUDIT COMMITTEE POLICIES

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before our independent auditor is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

*	approved by our audit committee; or

*           entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular service, the audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee’s responsibilities to management.

The audit committee pre-approves all services provided by our independent auditors, including those set forth above. The audit committee has considered the nature and amount of fees billed by Goldstein Lewin & Co. and believes that the provision of services for activities unrelated to the audit is compatible with maintaining Goldstein Lewin & Co.’s independence.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EVOLVE ONE, INC.

Date: March 31, 2005	By:	/s/ Irwin Horowitz
Irwin Horowitz,
President
(President and Principal Financial and
Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 31, 2005	By:	/s/ Irwin Horowitz
Irwin Horowitz,
Director

Date: March 31, 2005	By:	/s/ Robert Sands
Robert Sands,
Director