Form 10QSB
period 2005-03-31
EVOLVE ONE INC
filed 2005-06-07
CIK 1088787

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2005

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____ to _____


                         Commission File Number: 0-26415


                                EVOLVE ONE, INC.
                                ----------------
        (Exact name of small business issuer as specified in its charter)


         Delaware                                                13-3876100
         --------                                                ----------
(State or other jurisdiction of                                (IRS Employer
incorporation or organization)                               Identification No.)


             1000 Clint Moore Road, Suite 101, Boca Raton, FL 33487
             ------------------------------------------------------
                    (Address of principal executive offices)


                                 (561) 988-0819
                                 --------------
                           (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 29,182,432 shares of common stock as of May 31, 2005.

                                EVOLVE ONE, INC.

                 Form 10-QSB for the period ended March 31, 2005

              CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

         Certain statements in this quarterly report on Form 10-QSB contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this quarterly report in its entirety, including but not limited to our financial statements and the notes thereto. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. For any forward-looking statements contained in any document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

         When used in this quarterly report, the terms "Evolve One," " we," "our," and "us" refers to Evolve One, Inc. a Delaware corporation, and our subsidiaries.

                                      INDEX

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Condensed Consolidated Balance Sheet at March 31, 2005 (unaudited).............1

Condensed Consolidated Statements of Operations for the Three Months
ended March 31, 2005 and 2004 (unaudited)......................................2

Condensed Consolidated Statements of Cash Flows for the
Three Months ended March 31, 2005 and 2004 (unaudited).........................3

Notes to Condensed Consolidated Financial Statements (unaudited) ...........4-10

Item 2.  Management's Discussion and Analysis or Plan of Operation.........11-15

Item 3.  Controls and Procedures..............................................16

Part II  OTHER INFORMATION

Item 1.  Legal Proceedings....................................................16

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds..........16

Item 3.  Defaults Upon Senior Securities......................................16

Item 4.  Submission of Matters to a Vote of Security Holders..................16

Item 5.  Other Information....................................................16

Item 6.  Exhibits.............................................................16

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        EVOLVE ONE, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                              AS OF MARCH 31, 2005
                                   (UNAUDITED)

ASSETS
CURRENT ASSETS
  CASH AND CASH EQUIVALENTS .....................................   $    74,965
  MARKETABLE EQUITY SECURITIES, NET .............................         1,500
  INVENTORY .....................................................        71,363
  OTHER CURRENT ASSETS ..........................................         5,630
                                                                    -----------
      TOTAL CURRENT ASSETS ......................................       153,458

PROPERTY AND EQUIPMENT, NET .....................................       103,641

OTHER ASSETS
  NOTE RECEIVABLE ...............................................        10,000
  OTHER ASSETS ..................................................        17,666
                                                                    -----------
      TOTAL OTHER ASSETS ........................................        27,666
                                                                    -----------

TOTAL ASSETS ....................................................   $   284,765
                                                                    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  ACCOUNTS PAYABLE ..............................................   $    22,620
  LOAN PAYABLE ..................................................       100,000
                                                                    -----------
      Total Current Liabilities .................................       122,620
                                                                    -----------

COMMITMENTS AND CONTINGENCIES ...................................             -

STOCKHOLDERS' EQUITY
  Cumulative convertible preferred stock, $0.0001 par value,
   10,000,000 shares authorized, none issued and outstanding ....             -
  Common stock, $0.00001 par value, 1,000,000,000 shares
   authorized, 29,182,432 shares issued and outstanding .........           292
  Additional paid in capital ....................................     7,636,456
  Deferred stock compensation ...................................      (345,583)
  Accumulated deficit ...........................................    (6,830,519)
  Accumulated other comprehensive loss ..........................      (298,500)
                                                                    -----------
      Total Stockholders' Equity ................................       162,145
                                                                    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ......................   $   284,765
                                                                    ===========

     See accompanying notes to condensed consolidated financial statements.

                        EVOLVE ONE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                                   (UNAUDITED

                                                        2005            2004
                                                    ------------   -------------

SALES AND REVENUE ................................  $     92,317   $    241,799

COST OF SALES ....................................        65,107        130,950
                                                    ------------   ------------

GROSS PROFIT .....................................        27,210        110,849
                                                    ------------   ------------

OPERATING EXPENSES
 Stock compensation expense ......................        31,417              -
 Selling, general and administrative expenses ....       293,799        385,301
                                                    ------------   ------------
      Total Operating Expenses ...................       325,216        385,301
                                                    ------------   ------------

LOSS FROM OPERATIONS .............................      (298,006)      (274,452)
                                                    ------------   ------------

OTHER INCOME (EXPENSE)
 Loss from sale of marketable equity securities ..             -        (49,050)
 Investment income ...............................             -          8,392
 Unrealized gain (loss) on marketable securities .             -          1,652
                                                    ------------   ------------
      Total Other Income (Expense) ...............             -        (39,006)
                                                    ------------   ------------

NET LOSS FROM CONTINUING OPERATIONS ..............      (298,006)      (313,458)

DISCONTINUED OPERATIONS
 Loss from discontinued operations ...............             -         (4,358)
                                                    ------------   ------------

NET LOSS .........................................  $   (298,006)  $   (318,816)
                                                    ============   ============

LOSS PER COMMON SHARE - BASIC AND DILUTED
 Loss from continuing operations .................         (0.01)         (0.01)
 Loss from discontinued operations ...............             -              -
                                                    ------------   ------------

 Net loss per share - basic and diluted ..........  $      (0.01)  $      (0.01)
                                                    ============   ============

Weighted average number of shares outstanding
 during the period - basic and diluted ...........    26,734,076     24,770,432
                                                    ============   ============

     See accompanying notes to condensed consolidated financial statements.

                        EVOLVE ONE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                                   (UNAUDITED)

                                                            2005         2004
                                                         ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss ............................................   $(298,006)   $(318,816)
 Adjustments to reconcile net loss to net cash used
  in operating activities:
   Depreciation and amortization .....................      22,655       24,496
   Loss on marketable equity securities ..............           -       49,050
   Unrealized loss on marketable equity securities ...           -       (1,652)
   Provision for uncollectible accounts receivable ...         940            -
   Loss on impairment of property and equipment ......      46,256            -
   Stock issued for services .........................      31,417            -
 Changes in operating assets and liabilities:
   Decrease (increase) in:
    Accounts receivable ..............................           -        5,950
    Inventory ........................................      15,346       98,580
    Other assets .....................................         845        1,691
   Increase (decrease) in:
    Accounts payable .................................     (42,112)      22,648
    Other accrued liabilities ........................           -       (1,824)
    Accrued salaries .................................           -       58,949
                                                         ---------    ---------
       Net Cash Used In Operating Activities .........    (222,659)     (60,928)
                                                         ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
 Capital expenditures ................................           -       (2,026)
 Loan receivable - Onspan Networking, Inc., Net ......           -       (6,000)
 Interest receivable - Onspan Networking, Inc. .......           -       (8,391)
 Proceeds from sale of marketable equity securities ..           -          950
                                                         ---------    ---------
       Net Cash Used In Investing Activities .........           -      (15,467)
                                                         ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  EXERCISE OF STOCK OPTIONS ..........................      20,700            -
  Proceeds from loan payable .........................     100,000            -
                                                         ---------    ---------
       Net Cash Provided By Financing Activities .....     120,700            -
                                                         ---------    ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS ............    (101,959)     (76,395)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD .....     176,924      118,912
                                                         ---------    ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD ...........   $  74,965    $  42,517
                                                         =========    =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for income taxes ...........................   $       -    $       -
                                                         =========    =========

Cash paid for interest expense .......................   $       -    $       -
                                                         =========    =========

     See accompanying notes to condensed consolidated financial statements.

                        EVOLVE ONE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2005
                                   (UNAUDITED)

NOTE 1   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A) ORGANIZATION

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

On September 28, 2001, the Company created a new Subsidiary named A1DiscountPerfume Inc. and in October 2001, launched a new e-commerce site specializing in men's and women's fragrances. The site named A1DiscountProducts.com is located at http://www.A1DiscountProducts.com. The site is a competitor of other discount as well as full price online retailers of Perfume and Cologne. As of December 31, 2004, the Company decided to discontinue the operations of A1DiscountProducts.com and has classified these operations as discontinued operations.

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations for interim reporting. The Company believes that the disclosures contained herein are adequate to make the information presented not misleading. However, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report for the year ended December 31, 2004, which is included in the Company's Form 10-KSB for the year ended December 31, 2004. The financial data for the interim periods presented may not necessarily reflect the results to be anticipated for the complete year. Certain reclassifications of the amounts presented for the comparative period have been made to conform to the current presentation.

(B) ACCOUNTING ESTIMATES

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

                        EVOLVE ONE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2005
                                   (UNAUDITED)

(C) NET EARNINGS (LOSS) PER SHARE

Basic net earnings (loss) per share is computed by dividing net earnings (loss) by the weighted-average number of shares outstanding. Diluted net earnings
(loss) per share includes the dilutive effect of stock options. The calculation of diluted weighted average shares outstanding for the quarters ending March 31, 2005 and 2004 excludes 72,896,000 and 24,000 common shares respectively, issuable pursuant to outstanding options. These shares were excluded because their effect was anti-dilutive.

(D) STOCK-BASED COMPENSATION

The Company granted stock options to directors and employees that are more fully described in Note 5. The Company accounts for its stock options using the intrinsic value method under Accounting Principles Board Opinion ("APB") No. 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES."

NOTE 2   MARKETABLE EQUITY SECURITIES

SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities," requires that all applicable investments be classified as trading securities, available-for-sale securities or held-to-maturity securities. The Company has classified certain of its investments as trading securities which are reported at fair value, which is defined to be the last closing price for the listed securities. The unrealized gains and losses which the Company recognizes from its trading securities are included in earnings. The Company also has investments classified as available-for-sale, which are also required to be reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity (net of the effect of income taxes). Fair value is also defined to be the last closing price for the listed security. Due to the size of certain of the Company's investments and their limited trading volume, there can be no assurance that the Company will realize the value which is required to be used by SFAS No. 115. The amortized cost of equity securities as shown in the accompanying balance sheet and their estimated market value at March 31, 2005 are as follows:

         Available-for-sale securities:
           Cost ............................................   300,000
           Unrealized loss .................................  (298,500)
                                                              --------

         Marketable equity securities classified as current      1,500
                                                              ========

         Losses from trading securities that were included in earnings for the three months ended March 31, 2005 and 2004 were as follows:

                                                     2005       2004
                                                     ----    ---------

         Realized loss ..........................    $  -    $ (49,050)
                                                     ====    =========

         Unrealized loss ........................    $  -    $   1,652
                                                     ====    =========

The change in unrealized gains (losses) from available-for-sale securities included as a component of equity for the three months ended March 31, 2005 and 2004 were as follows:

                        EVOLVE ONE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2005
                                   (UNAUDITED)

                                                     2005       2004
                                                     ----    ---------

         Net unrealized gain ....................    $  -    $ 267,595
         Decrease in deferred tax asset .........       -      100,700
         Allowance deferred taxes ...............       -     (100,700)
                                                     ----    ---------

         Unrealized gain ........................    $  -    $ 267,595
                                                     ====    =========

On June 19, 2003, Onspan Networking, Inc. granted 67,500 stock options to Evolve One, Inc. under a revolving note agreement. The options have an exercise price of $.10 per share. Onspan Networking, Inc. also granted on June 19, 2003, 607,500 stock options to Evolve One, Inc. in the same note agreement. These options have an exercise price of $.30 per share. The Company currently has excluded these "options" on common stock from the assets of the Company, as the underlying stock, due to market conditions, are not readily convertible to cash. If conditions are satisfied and the underlying stock becomes marketable, the "options" would be reclassified as a derivative and recorded at fair value as an adjustment through current period results of operations.

NOTE 3   OTHER COMPREHENSIVE INCOME (LOSS)

The following represents a reconciliation of other comprehensive loss for the three months ended March 31, 2005:

         Accumulated other comprehensive loss at December 31, 2004  $(298,500)
         Unrealized gain from marketable equity securities .......          -
                                                                    ---------

         Net accumulated other comprehensive loss ................  $(298,500)
                                                                    =========

NOTE 4   LOAN PAYABLE

On March 22, 2005 the Company entered into a subscription agreement with one of its directors, Robert Sands for the sale of 20 units of Evolve One, Inc, for an aggregate price of $100,000. Each unit has a cost of $5,000 and consists of 100,000 shares of Common Stock at $.05, and one option consisting of 100,000 shares of common stock exercisable at $.25 cents per share, which will expire in 3 years. Mr. Sands converted the stock into a loan payable at March 31, 2005. The loan is unsecured, non-interest bearing and due on demand (See Note 11).

NOTE 5   CAPITAL STOCK

On March 15, 2005, Evolve One entered into a Management Agreement with Diversifax Inc. Irwin Horowitz, a principal shareholder and Chief Executive officer of Evolve One, is also a principal shareholder and Chief Executive Officer of Diversifax. Under the terms of the agreement, Diversifax will make available to Evolve One its facilities at 39 Stringham Avenue, Valley Stream, New York; the services on a part-time basis of 7 persons presently employed by Diversifax for approximately 100 hours per week; equipment, hardware and software of Diversifax; and related utilities and overhead functions at that facility. The term of the agreement is for six months and may be terminated prior to the conclusion of its term on ten days' prior written notice by either party, or the agreement may be renewed for a successive six-month term.

In consideration for the management services and facilities provided by Diversifax during the initial six-month term, Evolve One will issue to Diversifax 2,900,000 shares of its common stock. In addition, in the

                        EVOLVE ONE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2005
                                   (UNAUDITED)

event the market price of the common stock of Evolve One on the six-month anniversary date is below $0.15 per share, Evolve One will issue to Diversifax additional shares of its common stock so that the common shares provided to Diversifax plus such additional shares of common stock will be equal in value to $435,000. In addition, Diversifax will receive 10% of the total amount of the monies received as a result of their efforts with regard to auctions being completed for accounts they have introduced to AuctionStore.com, Evolve One's wholly-owned subsidiary. Payment of the percentage fee will be made in cash or stock as determined by Diversifax. As of March 31, 2005, the Company recorded an expense of $31,417 and deferred stock compensation of $345,853. The Company will amortize the fair value of the stock over the term of the agreement.

NOTE 6   STOCK OPTIONS

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

The Company applied Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for the incentive stock options granted to employees under its stock option plan in its statements of operations. During 2005, the Company amended its stock option Plan to increase the number of shares covered by the Plan from 8,000,000 to 100,000,000 shares of common stock.

                                                    Shares     Weighted Average
                                                                     Price
                                                 -----------   -----------------

Beginning Balance, January 1, 2004 ...........       128,000         $.0005

 Options granted .............................     2,920,000          .0549
 Options exercised ...........................             -              -
 Options cancelled ...........................             -              -
                                                 -----------         ------

Ending Balance, December 31, 2004 ............     3,048,000          .0554
                                                 -----------         ------

 Options granted .............................    70,000,000            .30
 Options exercised ...........................      (152,000)           .14
 Options cancelled ...........................             -              -
                                                 -----------         ------

Ending Balance, March 31, 2005 ...............    72,896,000         $ .029
                                                 ===========         ======

Options exercisable at period end ............    72,896,000
                                                 ===========

Weighted average fair value of options
granted to employees during the year .........           .30           .131
                                                 ===========         ======

                        EVOLVE ONE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2005
                                   (UNAUDITED)

During the three months ended March 31, 2005, the Company granted 70,000,000 stock options to employees. The Company granted 2,920,000 stock options to certain employees during the year ended December 31, 2004. The Company applies APB Opinion No. 25 and related interpretations in accounting for stock options issued to employees. Had compensation cost been determined based on the fair market value at the grant date, consistent with SFAS 123, the Company's net income (loss) would have changed to the pro-forma amounts indicated below.

                                           For the Three         For the Three
                                        Months Ended March    Months Ended March
                                             31, 2005              31, 2004
                                        ------------------    ------------------
Net loss available to
 common stockholders      As Reported      $   (298,006)          $ (318,816)
                           Pro Forma       $ (8,519,659)          $ (318,816)

Basic and diluted loss
 per share                As Reported             (0.01)               (0.01)
                           Pro Forma              (0.32)               (0.01)

                       Weighted
                        Number          Average       Weighted        Number        Weighted
                     Outstanding       Remaining      Average       Exercisable     Average
   Range of          at March 31,     Contractual     Exercise     at March 31,     Exercise
Exercise Price           2005            Life           Price          2005           Price
----------------     ------------     -----------     --------     ------------     --------
$.000125 - .5625      72,896,000          7.8           .29         72,896,000        .29

                        Number          Weighted
                     Outstanding        Average       Weighted       Number         Weighted
                          at           Remaining      Average      Exercisable      Average
   Range of          December 31,     Contractual     Exercise     at December      Exercise
Exercise Price           2004             Life          Price       31, 2004          Price
----------------     ------------     -----------     --------     ------------     --------
$.000125 - .5625       3,048,000          4.93         .0526         3,048,000        .0526


NOTE 7   COMMITMENTS AND CONTINGENCIES

During 2005, Messrs. Schultheis and Tabin entered into separate Separation and Severance Agreements with the Company pursuant to which they provided their resignations and also agreed to the termination of their prior employment agreements with the Company. Both of them received options to purchase 10,000,000 shares of common stock at an exercise price of $0.30 per share expiring January 26, 2013, and both were paid the sum of $6,144 to defray health insurance premiums for the ensuing six months.

On January 26, 2005, Irwin Horowitz, a director of the Company was elected as President and Chief Executive Officer of Evolve One. Mr. Horowitz has entered into an employment agreement with the Company pursuant to which he will receive an annual salary of $12,000 per year, reimbursement of his expenses, including travel and lodging costs until such as time as he relocates his principal residence to the location of the Company's offices, and an automobile allowance of up to $1,500 on a monthly basis. In addition, the Company granted to Mr. Horowitz an option to purchase up to 50,000,000 shares of common stock exercisable at $0.30 per share and expiring January 26, 2013.

                        EVOLVE ONE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2005
                                   (UNAUDITED)

A summary of the status of the Company's stock options as of March 31, 2005 and the changes during the three months ended March 31, 2005 and the year ended December 31, 2004 is presented below:

NOTE 8   SEGMENT INFORMATION

The Company reports segments based upon the management approach, which designates the internal reporting that is used by management for making operating decisions and assessing performance.

For the three months ended March 31, 2005, the Company operated in the following segments, none of which have inter-segment revenues:

                        Ventures         Stogies        Corporate     Auction Store    Consolidated
                       -----------     -----------     -----------    -------------    ------------
Revenue ...........    $         5     $    23,514     $         -     $    68,798     $    92,317

Net income (loss) ..             5         (55,072)       (200,355)        (42,584)       (298,006)

Assets ............          5,480         116,119         159,886           3,280         284,765

Depreciation ......              -          16,677           5,305             673          22,655


For the three months ended March 31, 2004, the Company operated in the following segments, none of which have inter-segment revenues:

                                                                        A1Discount
                        Ventures         Stogies        Corporate        Perfume       Consolidated
                       -----------     -----------     -----------     -----------     ------------
Revenue ...........    $         -     $   241,493     $         -     $     8,306     $   249,799

Operating loss ....           (143)        (58,117)       (216,192)         (5,358)       (279,810)

Other income
(expense) .........        (47,398)              -           8,392               -         (39,006)

Net loss ..........        (47,541)        (58,117)       (207,800)         (5,358)       (318,816)

Assets ............        377,508         470,310         721,224          39,148       1,608,190


NOTE 9   RELATED PARTY TRANSACTIONS

See Notes 4, 5, 6 and 7 and 11.

                        EVOLVE ONE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2005
                                   (UNAUDITED)

NOTE 10  GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company has incurred losses since its inception, used cash in operations during the three months ended March 31, 2005 of $222,659 and has an accumulated deficit of $6,830,519 This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its business plan provide the opportunity for the Company to continue as a going concern.

NOTE 11  SUBSEQUENT EVENTS

During April 2005, the Company entered into an employment agreement with an individual as the Director of Franchising. The agreement calls for the individual to receive a salary of $ 52,000, 3,000,000 stock options exercisable at $0.075 for a period of three years and 3,000,000 stock options exercisable at $0.15 for a period of three years.

During May 2005, Irwin Horowitz, the Company's Chief Executive Officer and President, loaned the Company $100,000 for working capital, which loan is non-interest bearing, unsecured and payable on demand. Previously, in March 2005, Robert Sands, a director of the Company, completed a subscription for units of the Company's securities, which were exchanged for a loan on the same terms as that of Mr. Horowitz. It is the intention of the Company to exchange such obligations for units of securities of the Company pursuant to which Messrs. Horowitz and Sands will each receive 6,000,000 shares of common stock and an option to purchase 6,000,000 shares of common stock exercisable at $0.15 per share and expiring in May 2008.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following discussion and analysis of our financial condition and results of operations should be read with the unaudited condensed consolidated financial statements and related notes contained in this report. All statements other than statements of historical fact included in this annual report are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different than any expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continue," or the negative of these terms or other comparable terminology. Important factors that could cause actual results to differ materially from those discussed in such forward-looking statements include:

      o General economic factors including, but not limited to, changes in interest rates and trends in disposable income;

      o  Information and technological advances;

      o  Cost of products sold;

      o  Competition; and

      o  Success of marketing, advertising and promotional campaigns.

         We are subject to specific risks and uncertainties related to our business model, strategies, markets and legal and regulatory environment. With respect to any forward-looking statement that includes a statement of its underlying assumptions or bases, we believe such assumptions or bases to be reasonable and have formed them in good faith, assumed facts or bases almost always vary from actual results, and the differences between assumed facts or bases and actual results can be material depending on the circumstances. When, in any forward-looking statement, we express an expectation or belief as to future results, that expectation or belief is expressed in good faith and is believed to have a reasonable basis, but there can be no assurance that the stated expectation or belief will result or be achieved or accomplished. All subsequent written and oral forward-looking statements attributable to us, or anyone acting on our behalf, are expressly qualified in their entirety by the cautionary statements. We do not undertake any obligations to publicly release any revisions to any forward-looking statements to reflect events or circumstances after the date of this prospectus or to reflect unanticipated events that may occur.

Overview
--------

         Our present operations consist of two Internet based businesses within the United States, Stogies and AuctionStore. Stogies is an online distributor and retailer of brand name premium cigars. AuctionStore, is an eBay(R) Trading Assistant and Internet-based seller of consigned merchandise whose primary medium of sales is eBay(R). Stogies became operational in November 1998, and AuctionStore became operational in December 2004. Effective December 31, 2004, we discontinued operations of our A1Discount Perfume operating line of business as discussed in Note 1 of the Notes to Condensed Consolidated Financial Statements appearing elsewhere in this report. Our Stogies segment generates revenues from the sale of cigars and cigar accessories. Our AuctionStore.com segment, which was formed during the third quarter of fiscal 2004, generates revenues from selling items that are generated from individuals, charity fund donation drives and business liquidations. Our focus is to continue to develop sales with a strong appeal to charities and expansion through franchising. The Company will intensify its effort by increased hiring of sales people and entering into a management agreement with an affiliate which will seek to promote sales over several states. Furthermore, Evolve has engaged an expert in franchise development and marketing. We are developing a nationwide franchise model that is now in the final process of completing its regulatory documentations and government filings. The Company expects to sell franchises when the various documents are completed and/or approved by the regulatory authorities.

Critical Accounting Policies
----------------------------

         We have identified the policies outlined below as critical to our business operations and an understanding of our results of operations. The listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management's judgment in their application. The impact and any associated risks related to these policies on our business operations is discussed throughout Management's Discussion and Analysis or Plan of Operations where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see the Notes to Condensed Consolidated Financial Statements appearing elsewhere herein. Our preparation of the financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

New Accounting Standards
------------------------

         In March 2004, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 03-01, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." EITF 03-01 provides guidance on other-than-temporary impairment models for marketable debt and equity securities accounted for under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and SFAS No. 124, "Accounting for Certain Investments Held by Not-for-Profit Organizations," and non-marketable equity securities accounted for under the cost method. The EITF developed a basic three-step model to evaluate whether an investment is other-than-temporarily impaired. In September 2004, the FASB issued FASB Staff Position EITF 03-01-1, which delays the effective date until additional guidance is issued for the application of the recognition and measurement provisions of EITF 03-01 to investments in securities that are impaired; however, the disclosure requirements are effective for annual periods ending after June 15, 2004. The adoption of the disclosure provisions of EITF 03-01 did not have a material effect on our results of operations or financial condition.

         In November 2004, the Financial Accounting Standards Board ("FASB") issued SFAS 151, INVENTORY COSTS--AN AMENDMENT OF ARB NO. 43, CHAPTER 4. The Statement amends the guidance of ARB No. 43, Chapter 4, INVENTORY PRICING , by clarifying that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and by requiring the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. It does not appear that this Statement will have a material effect on our financial position, operations or cash flows when it becomes effective in 2006.

         In December 2004, the FASB issued SFAS No. 123R "Share-Based Payment" ("SFAS 123R"), a revision to SFAS No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123"), and superseding APB Opinion No. 25 "Accounting for Stock Issued to Employees" and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, including obtaining employee services in share-based payment transactions. SFAS 123R applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. Adoption of the provisions of SFAS 123R is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. We are currently in the process of evaluating the potential impact that the adoption of SFAS 123R will have on our consolidated financial position and results of operations.

         In December 2004, the FASB issued SFAS 153, "Exchanges of Non-monetary Assets, an amendment of APB 29, Accounting for Non-monetary Transactions." The amendments made by SFAS 153 are based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for non-monetary exchanges of similar productive assets and replace it with a broader exception for exchanges of non-monetary assets that do not have commercial substance. Previously, APB 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. APB 29 provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. The FASB believes that exception required that some non-monetary exchanges, although commercially substantive, be recorded on a carryover basis. By focusing the exception on exchanges that lack commercial substance, the FASB believes SFAS 153 produces financial reporting that more faithfully represents the economics of the transactions. SFAS 153 is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for non-monetary asset exchanges occurring in fiscal period beginning after the date of issuance. The provisions of this Statement shall be applied prospectively. We are in the process of determining the impact of this statement on our consolidated financial statements.

Property, Plant and Equipment
-----------------------------

         Property, plant and equipment are recorded at cost and are depreciated on a straight-line basis over the estimated useful lives of such assets. Changes in circumstances such as technological advances, changes to our business model or changes in our capital strategy could result in the actual useful lives differing from our estimates. In those cases where the we determine that the useful life of property, plant and equipment should be shortened, we will depreciate the net book value in excess of the estimated salvage value over its revised remaining useful life.

Deferred Tax Assets
-------------------

         We record a valuation allowance to reduce the carrying value of our deferred tax assets to an amount that is more likely than not to be realized. While we have considered future taxable income and prudent and feasible tax planning strategies in assessing the need for the valuation allowance, should we determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the carrying value of the deferred tax assets would be charged to income in the period in which such determination was made.

Investments
-----------

         Investments are classified as either available-for-sale or trading securities and are held for resale in anticipation of short-term market movements or until such securities are registered or are otherwise unrestricted. At March 31, 2005, investments consisted of common stock and options to acquire common stock held for resale.

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

Results of Operations
---------------------

         We reported sales and revenues of $92,317 for the three months ended March 31, 2005 as compared to $241,799 for the three months ended March 31, 2004, a decrease of $149,482, or approximately 61.8%. Included in sales and revenues for the three months ended March 31, 2005, are sales and revenues of $23,514 attributable to our Stogies segment, a decrease of $217,979 or approximately 90.3%, from our sales and revenues from this segment of $241,493 for the three months March 31, 2004. The decrease in sales and revenues from our Stogies segment is primarily attributable to our plan to reduce inventory and refocus of our business effort in this segment to concentrate more on cigar accessories, including cigar ashtrays, cigar books, cigar cutters, cigar humidors and cigar lighters, which earn a greater gross profit percentage, as well as an increased focus on our Auctionstore.com segment. During the three months ended March 31, 2005 we reported sales and revenues from our Auctionstore.com segment of $68,798. Because this segment was formed in the third quarter of fiscal 2004 we did not have comparable sales and revenues during the three months ended March 31, 2004. During the three months ended March 31, 2004 we reported sales and revenues of $8,306 from our A1 Discount Perfume segment. As described earlier in this section, this segment was discontinued in fiscal 2004. For the balance of fiscal 2005 we anticipate that sales and revenues will increase from its present rate as the franchise program expands. No assurances can be provided that any of our marketing programs will succeed.

         Our cost of sales as a percentage of sales and revenues was 70.5% for the three months ended March 31, 2005 as compared to 54.2% for the three months ended March 31, 2004. This increase in cost of sales and corresponding decrease in our gross profit margins is primarily attributable to increase in overhead and our inability to acquire better brands of cigars.

         Operating expenses for the three months ended March 31, 2005 decreased $60,085, or approximately 15.6%, to $325,216 from $385,301 for the comparable three-month period in fiscal 2004. Included in this change was a decrease of $91,502, or approximately 23.7%, in selling, general and administrative expenses for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004. The decrease in selling, general and administrative expenses was due to the decrease in payroll expense. Internet cigar sales decreased due to lack of our ability to buy brand name cigars at a discounted price. This decrease in selling, general and administrative expenses was offset by a non-cash expense of $31,417 for stock based compensation representing the current portion of the expense attributable to the value of stock issued to a company controlled by Dr. Irwin Horowitz, our CEO, as compensation for management services and facilities provided us by this company as more fully described in Note 5 of the Notes to Condensed Consolidated Financial Statements appearing elsewhere in this report. We did not have a comparable expense during the first quarter of fiscal 2004. We anticipate that operating expenses will substantially increase due to the roll out of our franchising marketing program during the balance of fiscal 2005.

         We reported $0 in other income (expense) for the three months ended March 31, 2005 as compared to $(39,006) for the three months ended March 31, 2004. The expense during 2004 was related to a loss from the sale of marketable securities we held which was offset by investment income and an unrealized gain on marketable securities we held. We also reported $0 in loss from discontinued operations during the three months ended March 31, 2005 as compared to $(4,358) during the three months ended March 31, 2004 which related to the discontinuation of our A1Discount Perfume segment.

Liquidity and Capital Resources
-------------------------------

         Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. We had working capital at March 31, 2005 of $30,838, a decrease of $176,979, or approximately 85%, from working capital of $207,817 at December 31, 2004. The working capital change consists primarily of a decrease of $(101,959) in cash, $(940) in accounts receivable, $(15,346) in inventory, $(845) in other current assets and $(42,111) in accounts payable which was offset by an increase of $100,000 in loan payable.

         Net cash used in operating activities for the three months ended March 31, 2005 was $(222,659) as compared to $(60,928). This increase of $161,731, or approximately 265%, is primarily attributable to:

      o an increase of $46,256 in loss on impairment of property and equipment related to a one-time write down of certain computer equipment, and

      o an increase of $31,417 in stock-based compensation representing the current portion of the value of the shares of our common stock issued to a company controlled by our CEO as compensation for management services and the provision of facilities to us, which were primarily offset by:

      o  a decrease of $20,810 in our net loss,

      o  a decrease of $49,050 in loss on marketable equity securities,

      o  a decrease of $5,950 in accounts receivable,

      o  a decrease of $83,234 in inventory,

      o  a decrease of $64,760 in accounts payable, and

      o  a decrease of $58,949 in accrued salaries.

         Net cash used in investing activities was $0 for the three months ended March 31, 2005 as compared to $(15,467) for the three months ended March 31, 2004. Net cash provided by financing activities for the three months ended March 31, 2005 was $120,700 as compared to $0 for the three months ended March 31, 2004. The increase in the 2005 period represents $20,700 received from the exercise of stock options and $100,000 received as a loan from one of our directors as further described in Note 4 of the Notes to Condensed Consolidated Financial Statements appearing elsewhere herein.

         We do not generate sufficient sales and revenues to fund our ongoing operations and satisfy our obligations. At March 31, 2005 we had cash and cash equivalents of $74,965, which includes $100,000 of loan proceeds received from one of our directors during the quarter. Subsequent to March 31, 2005 our CEO has also lent us $100,000 for working capital. At March 31, 2005 we had an accumulated deficit of $(6,830,519) and an accumulated other comprehensive loss of $(298,500). The report from our independent registered public accounting firm on our audited financial statements at December 31, 2004 contains an explanatory paragraph regarding doubt as to our ability to continue as a going concern as a result of our significant recurring losses from operations since inception. We will require funds to satisfy our current obligations and implement our business model. We do not presently have any commitments for additional working capital and there are no assurances that such capital will be available to us when needed or upon terms and conditions which are acceptable to us. If we are able to secure additional working capital through the sale of equity securities, the ownership interests of our current stockholders will be diluted. If we raise additional working capital through the issuance of debt or dividend paying securities our future interest and dividend expenses will increase. If we are unable to secure additional working capital as needed, our ability to implement our business model and meet our operating obligations as they become due and continue our business and operations could be in jeopardy and we may be required to cease operations. In that event, you would lose your investment in our company.

ITEM 3.  CONTROLS AND PROCEDURES

         Our management, which includes our CEO who is our sole officer, has conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) promulgated under the Securities and Exchange Act of 1934, as amended) as of a date (the "Evaluation Date") as of the end of the period covered by this report. Based upon that evaluation, our CEO has concluded that our disclosure controls and procedures are effective for timely gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934, as amended. There have been no significant changes made in our internal controls or in other factors that could significantly affect our internal controls subsequent to the end of the period covered by this report based on such evaluation.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         During May 2005, Irwin Horowitz, our Chief Executive Officer and President, loaned us $100,000 for working capital, which loan is non-interest bearing, unsecured and payable on demand. Previously, in March 2005, Robert Sands, a director of our company, completed a subscription for units of our securities, which were exchanged for a loan on the same terms as that of Mr. Horowitz. It is our intention to exchange such obligations for units of our securities pursuant to which Messrs. Horowitz and Sands will each receive 6,000,000 shares of common stock and an option to purchase 6,000,000 shares of common stock exercisable at $0.15 per share and expiring in May 2008.

ITEM 6.  EXHIBITS

Exhibit No.                            Description

31.1              Rule 13a-14(a)/15d-14(a) certification of President

31.2 Rule 13a-14(a)/15d-14(a) certification of principal accounting officer

32.1              Section 1350 certification

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned as duly authorized.

                                        EVOLVE ONE, INC.

                                        By: /s/ Irwin Horowitz
                                            ----------------------------------
                                            Irwin Horowitz, President and CEO,
                                            principal executive officer and
                                            principal accounting officer

Dated: June 6, 2005