Form 10KSB/A
period 2004-12-31
EVOLVE ONE INC
filed 2005-09-06
CIK 1088787

UNITES STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A

Amendment No. 1

NOTE: All items in yellow represent the restatements.

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

Evolve One, Inc.

EXPLANATORY NOTE

Evolve One, Inc. (the “Company”) is filing this Form 10-KSB/A as Amendment No. 1 to our Annual Report on Form 10-KSB for the year ended December 31, 2004, originally filed with the Securities and Exchange Commission (the “SEC”)on March 31, 2005 (the “Original Filing”) to address comments from the staff of the SEC in connection with the staff’s review of our Form-10KSB filed on March 31, 2005.

In Item 6, Management’s Discussion and Analysis of Financial Condition (“MD&A”),we have revised our MD&A in “Liquidity and Capital Resources Data” on page 23, to discuss the restatement of certain marketable securities to recognize the other-than-temporary impairment on marketable equity securities in 2002.

In Item 7, Selected Financial Data, based on the restatement of certain marketable securities to recognize an other-than-temporary impairment on marketable securities in 2002, we have revised the Other Expenses, Net Loss and Net Loss applicable to common shareholders for the fiscal year ended 2003. We have also revised the Accumulated Other Comprehensive Income (Loss), and Accumulated Deficit for fiscal years ended 2004 and 2003.

In our Balance Sheet on page F-2, based on the restatement of certain marketable equity securities to recognize the other-than-temporary impairment on marketable equity securities in 2002, we have revised the Accumulated Other Comprehensive Income (Loss), and Accumulated Deficit for fiscal year ended 2004.

In our Statement of Operations on page F-3, based on the restatement of certain marketable equity securities to recognize the other-than-temporary impairment on marketable equity securities in 2002, we have revised our Loss on sale of marketable equity securities, Net Loss and Net loss applicable to common shareholders for the fiscal year ended 2003.

In our Statement of Stockholders’ Equity on page F-4, based on the restatement of certain marketable equity securities to recognize the other-than-temporary impairment on marketable equity securities in 2002, we have revised the Net Loss as reflected in the Accumulated Deficit and Total columns for the fiscal years ended 2002 and 2003, and the Unrealized loss on available for sale securities , net as reflected in the Accumulated Other Comprehensive Income (Loss) and Total columns for fiscal years ending 2002 through 2004.

In our Statement of Cash Flows on page F-5, based on the restatement of certain marketable equity securities to recognize the other-than-temporary impairment on marketable equity securities in 2002, we have revised our Net loss and Loss on Sale of Marketable Equity Securities for fiscal year 2003.

We have added a restatement note to our financials, Note 2 on page F-13, detailing the restatements for the fiscal years ended 2003 and 2004.

We have revised Note 5 Marketable equity securities, page F-14; Note 7 Other Comprehensive Income (Loss) page F-16; Note 9 Income Taxes page F-17; Note 13 Segment Information page F-22; to reflect the restatement of certain marketable equity securities to recognize the other-than-temporary impairment on marketable equity securities in 2002.

For the convenience of the reader, Amendment No. 1 of our Form 10-KSB/A sets forth the Original Filing in its entirety. As a result of this amendment, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, filed as exhibits to our 10KSB have been re-executed and re-filed as of the date of this Form 10-KSB/A. We have not updated other information contained in the Original Filing in this amendment. Therefore, you should read this amendment together with other reports and documents which update and supersede some of the information contained in this amendment. You should not deem the filing of this amendment to be an admission that our Original filing included any untrue statement of material fact or omitted to state a material fact necessary to make a statement in the Original Filing not misleading.

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

Risk Factors

We have an accumulated deficit

The consolidated financial statements have been presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses since its inception, and has an accumulated deficit of $6,826,063 as of December 31, 2004. The Company’s operations have been financed primarily through the issuance of equity and debt. The Company may be required to seek additional capital to continue operations. As a result, there is substantial doubt about the Company’s ability to continue as a going concern. For the year ended December 31, 2004, the Company had a loss from continuing operations of approximately $1,314,000 and cash used in operations of approximately $569,000. The Company’s forecast for fiscal year 2004 anticipates a reduction in cash used for operations. At December 31, 2004 the Company had approximately $177,000 of cash and cash equivalents.

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

Available-for-sale assets, which are also required to be reported at fair value, with unrealized gains and losses excluded from earnings, are reported as a separate component of stockholders’ equity (net of the effect of income taxes) unless an unrealized loss is determined to be other-than-temporary. If so determined the loss is recognized in the statement of operations in the period it is determined other-than-temporary.

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

During the twelve months ended December 31, 2004 stockholders’ equity decreased $1,363,060, which includes decreases in other comprehensive income in the amount of ($36,060), increase in Paid in Capital of $478,074 for forgiveness of debt, $30,600 for issuance of common stock and the net loss for the year of ($1,326,999) (See Other Comprehensive Income below).

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

Marketable Equity Securities

The Company sold marketable equity securities and realized a loss of ($114,581) during the twelve month period ended December 31, 2004 and a ($9,980) loss during the twelve month period ended December 31, 2003, reflecting the restatement of $466,464 consisting of an other-than-temporary decline in fair market value recognized in 2002.

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

Other Comprehensive Income

During the year ended December 31, 2004, the Company recorded a decrease in its net unrealized loss from available-for-sale securities in the amount of $36,060. The decrease consisted of a decline in market value of $750 plus a reclassification adjustment of $35,310.

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

The Consolidated Financial Statements of Evolve One, Inc., and Subsidiaries, for the years ended December 31, 2004 and 2003, together with the report thereon of Goldstein Lewin & Co. dated March 18, 2005, except for Notes 2, 5, 7, 9 and 12 as to which the date is August 25, 2005 is set forth as follows:

PAGE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1

CONSOLIDATED FINANCIAL STATEMENTS:

Consolidated Balance Sheet	F-2

Consolidated Statements of Operations	F-3

Consolidated Statement of Changes in Stockholders’ Equity
And Comprehensive Income	F-4

Consolidated Statements of Cash Flows	F-5 - 6

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS	F-7 - 25

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

As discussed in Note 2, the consolidated financial statements have been restated.

/s/ Goldstein Lewin & Co

Certified Public Accountants

Boca Raton, Florida

March 18, 2005, except for Notes 2, 5, 7, 9 and 12
as to which the date is August 25, 2005

Evolve One, Inc. and Subsidiaries

Consolidated Balance Sheet
December 31, 2004
(Restated)

Assets

Current assets
Cash and cash equivalents	$176,924
Accounts receivable - net of allowance for doubtful accounts of $5,323	940
Marketable equity securities	1,500
Inventory	86,709
Other current assets	6,475
Total current assets	272,548

Property and equipment, net	166,052

Note receivable	10,000

Intangibles	6,500

Other assets	17,666
Total Assets	$472,766

Liabilities and stockholders' equity

Current liabilities
Accounts payable	$64,731
Total current liabilities	64,731

Commitments and contingencies

Stockholders' equity
Cumulative convertible preferred stock, $.0001 par value; authorized 10,000,000 shares;	—
outstanding -0- shares	261
Common stock, $.00001 par value. Authorized 1,000,000,000 shares; issued and
outstanding 26,130,432 shares	261
Paid-in capital	7,238,787
Accumulated deficit	(6,826,063)
Accumulated other comprehensive income (loss)	(4,950)
Total stockholders' equity	408,035
Total Liabilities and Stockholders' Equity	$472,766

Items in yellow are restated from the original filing of the 10KSB on March 31, 2005
See Notes to the Consolidated Financial Statements.
F-2

Evolve One, Inc. and Subsidiaries

Consolidated Statements of Operations
Years ended December 31, 2004 and 2003

	2004	2003
		(Restated)
Sales and revenue	$533,936	$1,322,803
Cost of sales	371,253	835,619
Gross profit	162,683	487,184
Selling, general and administrative expense	1,325,246	1,354,954
Loss from operations	(1,162,563)	(867,770)

Other income (expense):
(Loss) from sale of marketable equity securities	(114,581)	(9,980)
(Loss) on the abandonment of property and equipment	(50,907)	—
Investment income	13,677	19,663
Interest expense	—	(59)
Total other income (expense)	(151,811)	(9,624)
Loss from continuing operations	(1,314,374)	(858,146)
Operating loss from discontinued operations	(12,327)	(20,274)
Net loss on disposal of discontinued operations	(298)	—
	(12,625)	(20,274)
Net (loss)	$(1,326,999)	$(878,420)

Net (loss) per share
Basic	$(0.05)	$(0.03)
Diluted	$(0.05)	$(0.03)
Discontinued operations	$(0.00)	$(0.00)

Weighted average number of common shares outstanding
Basic	25,038,487	24,770,432
Diluted	25,038,487	24,770,432

Items in yellow are restated from the original filing of the 10KSB on March 31, 2005
See Notes to the Consolidated Financial Statements.
F-3

Consolidated Statement of Stockholders’ Equity and Comprehensive Income

Years Ended December 31, 2004 and 2003

(Restated)

	Common Stock		Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (loss)	Total
	Shares	Par Value

Balance, December 31, 2002 as originally filed	3,096,304	$31	$6,730,343	$(3,860,631)	$(372,147)	$2,497,596

Prior Period Adjustment	—	—	—	(760,013)	760,013	—

Effect of December 2004 8:1 stock split including fractional share adjustments	21,674,128	216	(216)	—	—	—
Balance, January 1, 2003, as restated	24,770,432	247	6,730,127	(4,620,644)	387,866	2,497,596

Comprehensive income (loss):
Unrealized loss on available-for-sale securities, net	—	—	—	—	(356,756)	(356,756)
Net loss	—	—	—	(878,420)	—	(878,420)
Total comprehensive income (loss)	—	—	—	—	—	(1,235,176)
Balance, December 31, 2003	24,770,432	247	6,730,127	(5,499,064)	31,110	1,262,420

Issuance of common stock for cash	1,360,000	14	30,586	—	—	30,600
Contribution to capital of liability to directors/shareholders	—	—	478,074	—	—	478,074
Comprehensive income (loss):
Unrealized loss on available-for-sale securities, net	—	—	—	—	(36,060)	(36,060)
Net loss	—	—	—	(1,326,999)	—	(1,326,999)
Total comprehensive income (loss)	—	—	—	—	—	(1,363,059)
Balance, December 31, 2004	26,130,432	$261	$7,238,787	$(6,826,063)	$(4,950)	$408,035

Items in yellow are restated from the original filing of the 10KSB on March 31, 2005

See Notes to the Consolidated Financial Statements.

Evolve One, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
Years ended December 31, 2004 and 2003

	2004	2003
		(Restated)
Cash flows from operating activities
Net (loss)	$(1,326,999)	$(878,420)
Less: (Loss) from discontinued operations, net	(12,625)	(20,274)
(Loss) from continuing operations	(1,314,374)	(858,146)
Adjustments to reconcile (loss) from continuing operations to net cash (used in) operating activities:
Depreciation	100,667	106,703
Loss on abandonment of property and equipment	50,907	—
Loss on sale of marketable equity securities	114,580	9,980
Purchase of marketable equity securities	—	(900)
Net change in operating assets of a discontinued operations	—	(20,145)
Decrease (increase) in assets:
Accounts receivable	24,549	15,103
Inventory	232,083	641
Note receivable	—	(10,000)
Other assets	(6,853)	70,705
Increase (decrease) in liabilities:
Accounts payable	(17,146)	(14,548)
Other accrued liabilities	—	(784)
Accrued salaries	246,250	130,000
Net cash (used in) operating activities	(569,337)	(571,391)

Cash flows from investing activities
Capital expenditures	(117,751)	(12,733)
Acquisition of intangibles	(6,500)	—
Interest receivable - Onspan Networking, Inc.	17,940	(17,940)
Loan receivable - Onspan Networking, Inc.	675,000	(675,000)
Proceeds from sale of marketable equity securities	4,926	43,206
Net cash provided by (used in) investing activities	573,615	(662,467)

		Continued

Items in yellow are restated from the original filing of the 10KSB on March 31, 2005
See Notes to the Consolidated Financial Statements.
F-5

Evolve One, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
Years ended December 31, 2004 and 2003

(Continued)
	2004	2003
		(Restated)
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

Items in yellow are restated from the original filing of the 10KSB on March 31, 2005
See Notes to the Consolidated Financial Statements.
F-6

Note: All items highlighted in yellow represent the restatement.

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

Evolve One, Inc.

Notes to Consolidated Financial Statements

Liquidity and Going Concern

The consolidated financial statements have been presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses since its inception, and has an accumulated deficit of $6,826,063 as of December 31, 2004. The Company’s operations have been financed primarily through the issuance of equity and debt. The Company may be required to seek additional capital to continue operations. As a result, there is substantial doubt about the Company’s ability to continue as a going concern. For the year ended December 31, 2004, the Company had a loss from continuing operations of approximately $1,314,000 and cash used in operations of approximately $569,000. The Company’s forecast for fiscal year 2004 anticipates a reduction in cash used for operations. At December 31, 2004 the Company had approximately $177,000 of cash and cash equivalents.

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

Other Comprehensive Income

Other comprehensive income refers to revenue, expense and gains and losses that under generally accepted accounting principles are included in comprehensive income but are excluded from net earnings (loss) as these amounts are recorded directly to an adjustment to stockholders’ equity, net of tax. The Company’s other comprehensive income is composed of net unrealized losses on available-for-sale securities that are considered by management to be temporary.

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

Evolve One, Inc.

Notes to Consolidated Financial Statements

NOTE 2.	RESTATEMENT

The company has restated its financial statements to give effect to the recognition of an other-than-temporary impairment of certain marketable equity securities effective December 31, 2002. Accordingly, accumulated deficit and accumulated other comprehensive loss have been restated to give effect to losses aggregating $760,013, that have been considered other-than-temporarily impaired in 2002. These losses were previously recorded as an other Comprehensive Loss of $293,549 and as a Realized Loss of $466,464 in 2003. The primary reason for the restatement is that the Company determined, in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” that certain investments classified as available for sale, were deemed to be other-than-temporarily impaired as of December 31, 2002. A loss previously recognized in 2003 amounting to $466,464 relating to securities now determined to have been other-than-temporarily impaired as of December 31, 2002 has resulted in a restatement to the December 31, 2004 and 2003 consolidated financial statements. Accordingly, other comprehensive income, accumulated deficit, loss on marketable equity securities, net loss and earning per share have been restated to give effect to the recognition of this impairment in 2002.The restatement did not result in any change to total stockholders’ equity.

The following table summarizes the effects of the restatement on the Company’s consolidated financial statements as of December 31, 2004 and for the year ended December 31, 2003.

Year Ended December 31, 2003

Consolidated Statement of Operations:	As Reported	As Restated
Loss from Sale of Marketable Equity Securities	$(476,444)	$(9,980)
Net Loss	$(1,344,884)	$(878,420)
Basic and Diluted Net Loss per Share	$(0.05)	$(0.03)

As of December 31, 2003

Consolidated Balance Sheet:	As Reported	As Restated
Accumulated Other Comprehensive Income (Loss)	$(262,439)	$31,110
Accumulated Deficit	$(5,205,514)	$(5,499,064)

As of December 31, 2004

Consolidated Balance Sheet:	As Reported	As Restated
Accumulated Other Comprehensive Income (Loss)	$(298,500)	$(4,950)
Accumulated Deficit	$(6,532,513)	$(6,826,063)
Total Stockholders’ Equity	$408,035	$408,035

Evolve One, Inc.

Notes to Consolidated Financial Statements

NOTE 3.	PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31, 2004:

		In Years
Furniture	$7,615	7
Equipment	626,038	5
Leasehold Improvements	104,706	5

	738,359

Less:Accumulated Depreciation	572,307

	$166,052

NOTE 4.	INTANGIBLES

On June 25, 2004, the company purchased the domain name www.Auctionstore.com for $6,500. The domain name is to be amortized over the period expected to be benefited commencing in 2005.

NOTE 5.	MARKETABLE EQUITY SECURITIES (RESTATED)

SFAS No. 115 requires that all applicable investments be classified as trading securities, available-for-sale securities or held-to-maturity securities. The Company classifies certain of its investments as trading securities, which are reported at fair value, which is defined to be the last closing price for the listed securities. The unrealized gains and losses, which the Company recognizes from its trading securities, are included in earnings. The Company also has investments classified as available-for-sale, which are also required to be reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders’ equity (net of the effect of income taxes).

At December 31, 2004, the Company’s available for sale securities consist of Vertical Computer Systems, Inc. (VCSY) whose market value has been in a loss position since 2001 and the volatility of the stock price since 2002 has not been significant. An other-than-temporary impairment loss of $293,550 was recorded in 2002 resulting in a new cost basis of $6,450.

The amortized cost of equity securities as shown in the accompanying balance sheet and their estimated market value at December 31, 2004 are as follows:

2004
Available-for-sale securities:
Cost	$6,450
Unrealized (loss)	(4,950)
$1,500
Marketable equity securities classified as current	$1,500

Evolve One, Inc.

Notes to Consolidated Financial Statements

Gains (losses) from trading securities that were included in earnings for the years ended December 31, 2004 and 2003 were as follows:

	2004	2003

Realized (loss)	$(114,581)	$(9,980)

The change in unrealized gains (losses) from available-for-sale securities included as a component of equity for the years ended December 31, 2004 and 2003 were as follows:

	2004	2003

Net unrealized (loss)	$(36,060)	$(356,756)
Increase (decrease) in deferred tax asset	(13,600)	4,700
Allowance deferred taxes	13,600	(4,700)
Accumulated other comprehensive income (loss)	$(36,060)	$(356,756)

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

NOTE 6.	CAPITAL STOCK

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

NOTE 7.	OTHER COMPREHENSIVE INCOME (LOSS) (RESTATED)

The following represents a reconciliation of other comprehensive income (loss) for the year ended December 31, 2004:

Accumulated other comprehensive income at 12/31/03:		$31,110
Unrealized (loss) from marketable equity securities	$(750)
Reclassification adjustment	(35,310)
Net unrealized (loss) from marketable equity securities		(36,060)
Net accumulated other comprehensive (loss)		$(4,950)

NOTE 8.	COMMITMENTS AND CONTINGENCIES

Operating Leases

On August 20, 2004 the Company entered into a five year lease for 5,325 sq feet of office and warehouse space in Boca Raton Fl 33487. The initial monthly base rent is approximately $6,500 plus sales tax and other charges.

Evolve One, Inc.

Notes to Consolidated Financial Statements

Minimum future obligations over the term of the lease is as follows:

Year Ended December 31,

2005	79,005
2006	81,783
2007	84,623
2008	87,578
2009	75,127

Rent expense for the years ended December 31, 2004 and 2003 aggregated $44,839 and $72,177, respectively.

NOTE 9.	INCOME TAXES (RESTATED)

The Company recorded no income tax expense for the years ended December 31, 2004 and 2003.

Total income tax expense (benefit) applicable to earnings (loss) from continuing operations before income taxes is reconciled with the “normally expected” federal income tax expense as follows for the year ended December 31, 2004 and 2003:

	2004	2003

“Normally expected” income tax expense (benefit)	$(451,200)	$(298,700)
Increase (decrease) in taxes resulting from:
State income taxes, net of Federal income tax benefit	(48,100)	(16,400)
Other	196,500	(346,600)
Change in valuation allowance	302,800	661,700
	$—	$—

The deferred income tax liabilities (assets) at December 31, 2004 are comprised of the following:

	Current	Noncurrent

Unrealized gain on available-for-sale securities	$(1,900)	$—
Net operating loss	(2,626,300)	—
Asset basis	(300)	200
Total deferred income tax (assets)	(2,628,500)	200
Valuation allowance	2,628,500	(200)
Net deferred income tax (assets)	$—	$—

Evolve One, Inc.

Notes to Consolidated Financial Statements

The Company has provided a valuation allowance on the deferred tax assets because of uncertainty regarding its realization. The increase in the valuation account during the twelve months ended December 31, 2004 and 2003 were $302,800 and $661,700 respectively. Management utilizes tax planning strategies and projected future taxable income in assessing these assets.

The Company has net operating loss carry forwards as of December 31, 2004, approximating $4,843,000 for federal and state income tax purposes, which expire as follows:

YEAR OF ORIGINATION	EXPIRING	AVAILABLE LOSS CARRYFORWARD
2000	2020	$864,000
2001	2021	1,329,000
2002	2022	965,000
2003	2023	726,000
2004	2024	956,000
		$4,843,000

The Company has net capital loss carry forwards as of December 31, 2004, approximating $1,376,000 for federal and state income tax purposes, which expire as follows:

YEAR OF ORIGINATION	EXPIRING	AVAILABLE LOSS CARRYFORWARD
2001	2006	$777,000
2002	2007	9,000
2003	2008	476,000
2004	2009	114,000
		$1,376,000

NOTE 10.	LOAN RECEIVABLE

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

NOTE 11.	STOCK OPTIONS

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

The pro forma compensation expense of the stock options would not be material to the accompanying financial statements for the current period, if the Company would have elected SFAS No. 123. The Company used the Black-Scholes option pricing model to determine the fair value of the grants. The assumptions were applied as follows:

Risk Free Interest Rate	3.28%
Expected Dividend Yield	0%
Expected Option Life	5 years
Expected Stock Price Volatility	70%

NOTE 12.	DISCONTINUED OPERATIONS

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

Evolve One, Inc.

Notes to Consolidated Financial Statements

	2004	2003
Net sales	$12,606	$38,748

Net (loss) from discontinued operations	(12,327)	(20,274)

Net (Loss) on disposal	(298)	—

Net (loss) from discontinued operations	$(12,625)	$(20,274)
Net earnings (loss) per common share:
Basic	$0.00	$0.00
Diluted	$0.00	$0.00

NOTE 13.	SEGMENT INFORMATION (RESTATED)

The Company reports segments based upon the management approach, which designates the internal reporting that is used by management for making operating decisions and assessing performance.

For the twelve months ended December 31, 2004, the Company operated in the following segments, none of which have inter-segment revenues:

	Ventures	Stogies	Corporate	Auctionstore	Consolidated

Revenue	$—	$519,804	$—	$14,132	$533,936

Operating (Loss)	(282)	(327,650)	(779,751)	(54,880)	(1,162,563)

Other income (expense)	(114,566)	(50,907)	13,662	—	(151,811)

(Loss) from continuing operations	(114,848)	(378,557)	(766,089)	(54,880)	(1,314,374)

(Loss) from discontinued operations	—	—	(12,625)	—	(12,625)

Net (Loss)	(114,848)	(378,557)	(778,714)	(54,880)	(1,326,999)

Assets	5,477	148,087	300,498	18,704	472,766

Evolve One, Inc.

Notes to Consolidated Financial Statements

For the twelve months ended December 31, 2003, the Company operated in the following segments, none of which have inter-segment revenues:

	Ventures	Stogies	Corporate	Consolidated

Revenue	$—	$1,322,803	$—	$1,322,803

Operating (Loss)	(19,384)	(213,725)	(634,661)	(867,770)

Other Income (expense)	(9,916)	(59)	19,599	9,624

(Loss) from continuing operations	(29,300)	(213,784)	(615,062)	(858,146)

(Loss) from discontinued operations	—	—	(20,274)	(20,274)

Net (Loss)	(29,300)	(213,784)	(635,336)	(878,420)

Assets	176,453	624,493	778,692	1,579,638

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

Evolve One, Inc.

Notes to Consolidated Financial Statements

Corporate assets consist primarily of cash. Interest expense is allocated to the other segments to the extent it exceeds interest income.

NOTE 14.	SUBSEQUENT EVENTS

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

EVOLVE ONE, INC.

Date: August 30, 2005	By:	/s/ Irwin Horowitz
Irwin Horowitz,
President
(President and Principal Financial and
Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: August 30, 2005	By:	/s/ Irwin Horowitz
Irwin Horowitz,
Director

Date: August 30, 2005	By:	/s/ Robert Sands
Robert Sands,
Director