Form 10QSB/A
period 2005-03-31
EVOLVE ONE INC
filed 2005-09-13
CIK 1088787

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB/A
                                 AMENDMENT NO. 1

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes [] No [X].

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 29,182,432 shares of common stock as of May 31, 2005.

                                EVOLVE ONE, INC.

                Form 10-QSB/A for the period ended March 31, 2005

              CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

         Certain statements in this quarterly report on Form 10-QSB/A contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this quarterly report in its entirety, including but not limited to our financial statements and the notes thereto. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. For any forward-looking statements contained in any document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

         When used in this quarterly report, the terms "Evolve One," " we," "our," and "us" refers to Evolve One, Inc. a Delaware corporation, and our subsidiaries.

                                      INDEX

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Condensed Consolidated Balance Sheet at March 31, 2005 (restated) (unaudited)..1

Condensed Consolidated Statements of Operations for the Three Months
ended March 31, 2005 and 2004 (unaudited)......................................2

Condensed Consolidated Statements of Cash Flows for the
Three Months ended March 31, 2005 and 2004 (unaudited).........................3

Notes to Condensed Consolidated Financial Statements (unaudited) ...........4-10

Item 2.  Management's Discussion and Analysis or Plan of Operation.........11-16

Item 3.  Controls and Procedures .............................................16

Part II  OTHER INFORMATION

Item 1.  Legal Proceedings....................................................17

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds..........17

Item 3.  Defaults Upon Senior Securities......................................17

Item 4.  Submission of Matters to a Vote of Security Holders..................17

Item 5.  Other Information....................................................17

Item 6.  Exhibits.............................................................17

                   EXPLANATORY NOTE REGARDING AMENDMENT NO. 1

We are amending this Form 10-QSB for the three months ended March 31, 2005 to restate our unaudited balance sheet for the three months ended March 31, 2005 related to unrealized gain from marketable securities. We determined that the marketable securities were permanently impaired as of December 31, 2002 and we have previously restated our audited financial statements for the year ended December 31, 2004. Please see Note 3 Restatement contained in the Notes to Condensed Consolidated Financial Statements (unaudited) appearing later in this Form 10-QSB/A which further describes the effect of this restatement.

The Items of this Form 10-QSB/A for the three months ended March 31, 2005 which are amended and restated are as follows: Part I Financial Information, Item 1 Financial Statements, Condensed Consolidated Balance Sheet as of March 31, 2005 (unaudited) and Notes to Condensed Consolidated Financial Statements as of March 31, 2005 (unaudited; Item 2 Management's Discussion and Analysis or Results of Operations; and Item 3 Controls and Procedures. Further, Part II Other Information, Item 6 Exhibits of this 10-QSB/A includes currently dated certificates from the Company's President, Principal Executive Officer, and Principal Accounting and Financial Officer in Exhibits 31.1, 31.2 and 32.1.

The remaining Items contained in this Form 10-QSB/A consist of all other Items originally contained in our Form 10-QSB for the three months ended March 31, 2005 as filed on June 7, 2005. This Form 10-QSB/A does not reflect events occurring after the filing of the original Form 10-QSB, nor modify or update those disclosures in any way other than as required to reflect the effects of the restatement.

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        EVOLVE ONE, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                              AS OF MARCH 31, 2005
                                   (RESTATED)
                                   (UNAUDITED)

ASSETS
CURRENT ASSETS
  CASH AND CASH EQUIVALENTS .....................................   $    74,965
  MARKETABLE EQUITY SECURITIES, NET .............................         1,500
  INVENTORY .....................................................        71,363
  OTHER CURRENT ASSETS ..........................................         5,630
                                                                    -----------
      TOTAL CURRENT ASSETS ......................................       153,458

PROPERTY AND EQUIPMENT, NET .....................................       103,641

OTHER ASSETS
  NOTE RECEIVABLE ...............................................        10,000
  OTHER ASSETS ..................................................        17,666
                                                                    -----------
      TOTAL OTHER ASSETS ........................................        27,666
                                                                    -----------

TOTAL ASSETS ....................................................   $   284,765
                                                                    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  ACCOUNTS PAYABLE ..............................................   $    22,620
  LOAN PAYABLE ..................................................       100,000
                                                                    -----------
      Total Current Liabilities .................................       122,620
                                                                    -----------

COMMITMENTS AND CONTINGENCIES ...................................             -

STOCKHOLDERS' EQUITY
  Cumulative convertible preferred stock, $0.0001 par value,
   10,000,000 shares authorized, none issued and outstanding ....             -
  Common stock, $0.00001 par value, 1,000,000,000 shares
   authorized, 29,182,432 shares issued and outstanding .........           292
  Additional paid in capital ....................................     7,636,455
  Deferred stock compensation ...................................      (345,583)
  Accumulated other Comprehensive loss ..........................        (4,950)
  Accumulated deficit ...........................................    (7,124,069)
                                                                    -----------
      Total Stockholders' Equity ................................       162,145
                                                                    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ......................   $   284,765
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

         Available-for-sale securities:
           Cost ............................................     6,450
           Unrealized loss .................................   -(4,950)
                                                              --------

         Marketable equity securities classified as current      1,500
                                                              ========

         Losses from trading securities that were included in earnings for the three months ended March 31, 2005 and 2004 were as follows:

                                                     2005       2004
                                                     ----    ---------

         Realized loss ..........................    $  -    $ (49,050)
                                                     ====    =========

         Unrealized loss ........................    $  -    $   1,652
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

NOTE 3   RESTATEMENT

The Company has restated its unaudited balance sheet for the three months ended March 31, 2005 related to unrealized gain from marketable securities. The Company determined that the marketable securities were permanently impaired as of December 31, 2002 and has restated its audited financial statements for the year ended December 31, 2004. The following table shows the effect of the restatement.
                                           As
                                       Originally
                                        Reported       Restated       Change
                                      ------------   ------------   ----------

Common stock .......................  $        292   $        292   $        -
Additional paid-in capital .........     7,636,455      7,636,455            -
Deferred stock compensation ........      (345,583)      (345,583)           -
Accumulated other comprehensive loss      (298,500)       (4,950)      293,550
Retained earnings ..................    (6,830,520)    (7,124,069)    (293,550)
                                      ------------   ------------   ----------

    Total Equity ...................  $    162,145   $    162,145   $        -
                                      ============   ============   ==========

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


NOTE 9   RELATED PARTY TRANSACTIONS

See Notes 4, 5, 6 and 7 and 11.

NOTE 10  GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company has incurred losses since its inception, used cash in operations during the three months ended March 31, 2005 of $222,659 and has an accumulated deficit of $7,124,069 This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

         We do not generate sufficient sales and revenues to fund our ongoing operations and satisfy our obligations. At March 31, 2005 we had cash and cash equivalents of $74,965, which includes $100,000 of loan proceeds received from one of our directors during the quarter. Subsequent to March 31, 2005 our CEO has also lent us $100,000 for working capital. At March 31, 2005 we had an accumulated deficit of $(7,124,069) and an accumulated other comprehensive loss of $(4,950). The report from our independent registered public accounting firm on our audited financial statements at December 31, 2004 contains an explanatory paragraph regarding doubt as to our ability to continue as a going concern as a result of our significant recurring losses from operations since inception. We will require funds to satisfy our current obligations and implement our business model. We do not presently have any commitments for additional working capital and there are no assurances that such capital will be available to us when needed or upon terms and conditions which are acceptable to us. If we are able to secure additional working capital through the sale of equity securities, the ownership interests of our current stockholders will be diluted. If we raise additional working capital through the issuance of debt or dividend paying securities our future interest and dividend expenses will increase. If we are unable to secure additional working capital as needed, our ability to implement our business model and meet our operating obligations as they become due and continue our business and operations could be in jeopardy and we may be required to cease operations. In that event, you would lose your investment in our company.

ITEM 3.  CONTROLS AND PROCEDURES

         Our management, which includes our CEO who is our sole officer, has conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) promulgated under the Securities and Exchange Act of 1934, as amended) as of a date (the "Evaluation Date") as of the end of the period covered by this report. In connection with the restatement described in Note 2 to the Company's Condensed Consolidated Financial Statements (unaudited) appearing elsewhere in this report, management determined that there was a material weakness in the Company's internal control over financial reporting as of March 31, 2005 as more fully described below. Based upon that evaluation, our CEO has concluded that our disclosure controls and procedures are not effective because of the material weakness described below.

         As more fully described in Note 3 to the Company's Condensed Consolidated Financial Statements (unaudited), we are amending our original Form 10-QSB for the three months ended March 31, 2005 to restate our unaudited balance sheet for the three months ended March 31, 2005 related to unrealized gain from marketable securities. Management recently determined that the marketable securities were permanently impaired as of December 31, 2002 and the Company has previously restated its audited financial statements for the year ended December 31, 2004. As a result of this restatement, the amount of the Company's accumulated other comprehensive loss was at March 31, 2005 as reported was overstated and its accumulated deficit at March 31, 2005 was understated. Because of this accounting error, the Company has determined that a deficiency in internal controls existed related to the accounting for unrealized gain from marketable securities. Specifically, the Company did not have adequate controls over the presentation of unrealized gain from marketable securities. Accordingly, management determined that this control deficiency constituted a material weakness. A material weakness is a control deficiency, or combination of control deficiencies, that results is a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

         Management has taken the remedial steps necessary to eliminate the material weakness relating to financial disclosure controls that resulted in the restatement discussed above. Other than the changes discussed above, there have been no significant changes made in our internal controls or in other factors that could significantly affect our internal controls subsequent to the end of the period covered by this report based on such evaluation.

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

                                        EVOLVE ONE, INC.

                                        By: /s/ Irwin Horowitz
                                        Irwin Horowitz, President and CEO,
                                        principal executive officer and
                                        principal accounting officer

Dated: September 13, 2005