Form 10QSB
period 2005-06-30
EVOLVE ONE INC
filed 2005-09-15
CIK 1088787

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2005

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 48,382,432 shares of common stock as of September 13, 2005.

                                EVOLVE ONE, INC.

                 Form 10-QSB for the period ended June 30, 2005

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

                                      INDEX

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Condensed Consolidated Balance Sheet at June 30, 2005 unaudited)...............1

Condensed Consolidated Statements of Operations for the Three Months and Six
Months ended June 30, 2005 and 2004 (unaudited)................................2

Condensed Consolidated Statements of Cash Flows for the
Six Months ended June 30, 2005 and 2004 (unaudited)..........................3-4

Notes to Condensed Consolidated Financial Statements (unaudited)............5-11

Item 2.  Management's Discussion and Analysis or Plan of Operation.........12-17

Item 3.  Controls and Procedures .............................................17

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

Item 3.  Defaults Upon Senior Securities......................................17

Item 4.  Submission of Matters to a Vote of Security Holders..................17

Item 5.  Other Information....................................................17

Item 6.  Exhibits.............................................................17

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        EVOLVE ONE, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                               AS OF JUNE 30, 2005
                                   (UNAUDITED)


                                     ASSETS
                                     ------

CURRENT ASSETS
  Cash and cash equivalents .....................................   $   139,113
  Marketable equity securities, net .............................         1,500
  Inventory .....................................................        62,675
                                                                    -----------
      Total Current Assets ......................................       203,288

PROPERTY AND EQUIPMENT, NET .....................................         7,439

OTHER ASSETS
  Other assets ..................................................         3,990
                                                                    -----------
      Total Other Assets ........................................         3,990
                                                                    -----------

TOTAL ASSETS ....................................................   $   214,717
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES
  Overdraft at bank .............................................   $    20,301
                                                                    -----------
      Total Current Liabilities .................................        20,301
                                                                    -----------

COMMITMENTS AND CONTINGENCIES ...................................             -

STOCKHOLDERS' EQUITY
  Cumulative convertible preferred stock, $0.0001 par value,
    10,000,000 shares authorized, none issued and outstanding ...             -
  Common stock, $0.00001 par value, 1,000,000,000 shares
    authorized, 48,382,432 shares issued and outstanding ........           484
  Additional paid in capital ....................................     7,956,263
  Deferred stock compensation ...................................      (156,948)
  Accumulated deficit ...........................................    (7,600,433)
  Accumulated other comprehensive loss ..........................        (4,950)
                                                                    -----------
      Total Stockholders' Equity ................................       194,416
                                                                    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ......................   $   214,717
                                                                    ===========

     See accompanying notes to condensed consolidated financial statements.

                                        EVOLVE ONE, INC. AND SUBSIDIARIES
                                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                   (UNAUDITED)

                                                   For the Three   For the Three    For the Six     For the Six
                                                   Months Ended    Months Ended    Months Ended    Months Ended
                                                   June 30, 2005   June 30, 2004   June 30, 2005   June 30, 2004
                                                   -------------   -------------   -------------   -------------
SALES AND REVENUE ..............................   $     11,458    $    245,155    $    103,775    $    494,954

COST OF SALES ..................................          8,067         172,373          73,174         324,467
                                                   ------------    ------------    ------------    ------------

GROSS PROFIT ...................................          3,391          72,782          30,601         170,487
                                                   ------------    ------------    ------------    ------------

OPERATING EXPENSES
 Stock compensation expense ....................        188,635               -         220,052               -
 Impairment ....................................         91,959               -         130,776               -
 Selling, general and administrative expenses ..        199,161         320,028         454,143         697,544
                                                   ------------    ------------    ------------    ------------
      Total Operating Expenses .................        479,755         320,028         804,971         697,544
                                                   ------------    ------------    ------------    ------------

LOSS FROM OPERATIONS ...........................       (476,364)       (247,246)       (774,370)       (527,057)
                                                   ------------    ------------    ------------    ------------

OTHER INCOME (EXPENSE)
 Loss from sale of marketable equities .........              -               -               -         (49,050)
 Investment income .............................              -           5,271               -          13,663
 Unrealized gain (loss) on marketable securities              -          (2,346)              -            (694)
                                                   ------------    ------------    ------------    ------------
      Total Other Income (Expense) .............              -           2,925               -         (36,081)
                                                   ------------    ------------    ------------    ------------

NET LOSS .......................................   $   (476,364)   $   (244,321)   $   (774,370)   $   (563,138)
--------                                           ============    ============    ============    ============

LOSS PER COMMON SHARE - BASIC AND DILUTED
 Loss from continuing operations ...............          (0.02)          (0.01)          (0.03)          (0.02)
 Loss from discontinued operations .............              -               -               -               -
                                                   ------------    ------------    ------------    ------------

 Net loss per share - basic and diluted ........   $      (0.02)   $      (0.01)   $      (0.03)   $      (0.02)
                                                   ============    ============    ============    ============

Weighted average number of shares outstanding
  during the period - basic and diluted ........     31,292,322      24,770,432      27,804,797      24,770,432
                                                   ============    ============    ============    ============

                     See accompanying notes to condensed consolidated financial statements.

                                                        2

                                        EVOLVE ONE, INC. AND SUBSIDIARIES
                                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (UNAUDITED)
                                                                                  For the Six      For the Six
                                                                                 Months Ended     Months Ended
                                                                                 June 30, 2005    June 30, 2004
                                                                                 -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss ..................................................................      $(774,370)       $(563,138)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization ...........................................         34,337           48,997
    Loss on marketable equity securities ....................................              -           49,050
    Unrealized loss on marketable equity securities .........................              -              694
    Provision for uncollectible accounts receivable .........................            940                -
    Provision for uncollectible note receivable .............................         10,000                -
    Loss on impairment of property and equipment ............................        130,776                -
    Stock issued for services ...............................................        220,051                -
  Changes in operating assets and liabilities:
    Decrease (increase) in:
      Accounts receivable ...................................................              -            9,666
      Inventory .............................................................         24,034          242,013
      Other assets ..........................................................         20,151            9,431
    Increase (decrease) in:
      Accounts payable ......................................................        (64,731)         (64,341)
      Other accrued liabilities .............................................              -           (1,428)
      Accrued salaries ......................................................              -          125,698
                                                                                   ---------        ---------
        Net Cash Used In Operating Activities ...............................       (398,812)        (143,358)
                                                                                   ---------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures ......................................................              -           (1,990)
  Intangibles ...............................................................              -           (6,500)
  Loan receivable - Onspan Networking, Inc., Net ............................              -          675,000
  Interest receivable - Onspan Networking, Inc. .............................              -           17,940
  Proceeds from sale of marketable equity securities ........................              -              950
                                                                                   ---------        ---------
        Net Cash Used In Investing Activities ...............................              -          685,400
                                                                                   ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash overdraft ............................................................         20,301                -
  Exercise of stock options .................................................         20,700                -
  Proceeds from sale of common stock ........................................        220,000                -
  Proceeds from loan payable ................................................        100,000                -
                                                                                   ---------        ---------
        Net Cash Provided By Financing Activities ...........................        361,001                -
                                                                                   ---------        ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS ...................................        (37,811)         542,042

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ............................        176,924          118,912
                                                                                   ---------        ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD ..................................      $ 139,113        $ 660,954
                                                                                   =========        =========

                     See accompanying notes to condensed consolidated financial statements.

                                                        3

                                        EVOLVE ONE, INC. AND SUBSIDIARIES
                                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (UNAUDITED)
                                                                                  For the Six      For the Six
                                                                                 Months Ended     Months Ended
                                                                                 June 30, 2005    June 30, 2004
                                                                                 -------------    -------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
-------------------------------------------------

Cash paid for income taxes ..................................................      $       -        $       -
                                                                                   =========        =========

Cash paid for interest expense ..............................................      $       -        $       -
                                                                                   =========        =========

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
-----------------------------------------------------------------------

During 2005, a stockholder converted $100,000 in loans payable to common stock.


                     See accompanying notes to condensed consolidated financial statements.

                                                        4

                        EVOLVE ONE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2005
                                   (UNAUDITED)

NOTE 1   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         (A) ORGANIZATION

         Evolve One, Inc. (the "Company", Evolve One or "EONE") is a diversified holding company that develops and operates Internet and direct retail marketing companies. The Company's operating subsidiaries presently include StogiesOnline.com, Inc. ("Stogies") (www.CigarCigar.com), an online distributor of brand name premium cigars and accessories, AuctionStore.com Inc. ("AuctionStore") (www.Auctionstore.com) is an eBay(R) Trading Assistant and Internet- based seller of consigned merchandise whose primary medium of sales is through eBay(R), AuctionStore Franchise Corp. ("Franchise"), a recently formed subsidiary that will market and service AuctionStore franchises and International Internet Venture I, LLC ("Ventures") which from time to time has owned an equity interest in several companies, some of which are classified as trading securities and some of which are classified as available-for-sale securities. EONE was incorporated in Delaware on June 21, 1994.

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

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations for interim reporting. The Company believes that the disclosures contained herein are adequate to make the information presented not misleading. However, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report for the year ended December 31, 2004, as amended, which is included in the Company's Form 10-KSB for the year ended December 31, 2004, as amended. The financial data for the interim periods presented may not necessarily reflect the results to be anticipated for the complete year. Certain reclassifications of the amounts presented for the comparative period have been made to conform to the current presentation.

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

                        EVOLVE ONE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2005
                                   (UNAUDITED)

         (C) NET EARNINGS (LOSS) PER SHARE

         Basic net earnings (loss) per share is computed by dividing net earnings (loss) by the weighted-average number of shares outstanding. Diluted net earnings (loss) per share includes the dilutive effect of stock options. The calculation of diluted weighted average shares outstanding for the quarters ending June 30, 2005 and 2004 excludes 98,096,000 and 24,000 common shares respectively, issuable pursuant to outstanding options. These shares were excluded because their effect was anti-dilutive.

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

         The amortized cost of equity securities as shown in the accompanying balance sheet and their estimated market value at June 30, 2005 are as follows:

         Available-for-sale securities:
           Cost .............................................  $ 6,450
           Unrealized loss ..................................   (4,950)
                                                               -------

         Marketable equity securities classified as current .  $ 1,500
                                                               =======

         Losses from trading securities that were included in earnings for the six months ended June 30, 2005 and 2004 were as follows:

                                                  2005          2004
                                                  ----        --------

         Realized loss ...................        $  -        $(49,050)
                                                  ====        ========

         Unrealized loss .................        $  -        $  1,652
                                                  ====        ========

                        EVOLVE ONE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2005
                                   (UNAUDITED)

         The change in unrealized gains (losses) from available-for-sale securities included as a component of equity for the six months ended June 30, 2005 and 2004 were as follows:

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
                                                     ====    =========

         On June 19, 2003, Onspan Networking, Inc. granted the Company 67,500 stock options under a revolving note agreement. The options have an exercise price of $.10 per share. Onspan Networking, Inc. also granted the Company on June 19, 2003, 607,500 stock options. in the same note agreement. These options have an exercise price of $.30 per share. The Company currently has excluded these "options" on common stock from the assets of the Company, as the underlying stock, due to market conditions, are not readily convertible to cash. If conditions are satisfied and the underlying stock becomes marketable, the "options" would be reclassified as a derivative and recorded at fair value as an adjustment through current period results of operations.

NOTE 3   OTHER COMPREHENSIVE INCOME (LOSS)

         The following represents a reconciliation of other comprehensive loss for the six months ended June 30, 2005:

         Accumulated other comprehensive loss at December 31, 2004  $(4,950)
         Unrealized gain from marketable equity securities .......        -
                                                                    -------

         Net accumulated other comprehensive loss ................  $(4,950)
                                                                    =======

NOTE 4   LOAN PAYABLE

         On March 22, 2005 the Company entered into a subscription agreement with one of its directors, Robert Sands for the sale of 20 units of its securities for an aggregate price of $100,000. Each unit had a cost of $5,000 and consisted of 100,000 shares of common stock and one three year option consisting of 100,000 shares of common stock exercisable at $.25 cents per share. The Company rejected the subscription agreement and recorded the proceeds as a loan payable at March 31, 2005. The loan is unsecured, non-interest bearing and due on demand. During June 2005, the loan was converted into common stock in the Company's June 2005 private placement (See Note 5).

NOTE 5   CAPITAL STOCK

         On March 15, 2005, the Company entered into a Management Agreement with Diversifax Inc. ("Diversifax"). Irwin Horowitz, a principal shareholder, member of the Board of Directors and Chief Executive officer of the Company, is also a principal shareholder and Chief Executive Officer of Diversifax. Under the terms of the agreement, Diversifax makes available to the Company its facilities at 39 Stringham Avenue, Valley Stream, New York; the services on a part-time basis of six persons presently employed by Diversifax for approximately 100 hours per week; equipment, hardware and software of Diversifax; and related utilities and overhead functions at that facility. The term of the agreement is for six months and may be terminated prior to the conclusion of its term on 10 days' prior written notice by either party, or the agreement may be renewed for a successive six-month term.

                        EVOLVE ONE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2005
                                   (UNAUDITED)

         In consideration for the management services and facilities provided by Diversifax during the initial six-month term, the Company issued Diversifax 2,900,000 shares of its common stock. In addition, in the event the market price of the Company's common stock on the six-month anniversary date is below $0.15 per share, the Company will issue Diversifax additional shares of its common stock so that the 2,900,000 shares of common stock initially issued to Diversifax plus such additional shares of common stock will be equal in value to $435,000. In addition, Diversifax will receive 10% of the total amount of the monies received as a result of their efforts with regard to auctions being completed for accounts they have introduced to AuctionStore.com. Payment of the percentage fee will be made in cash or stock as determined by Diversifax. As of June 30, 2005, the Company recorded an expense of $220,052 and deferred stock compensation of $156,948. The Company will amortize the fair value of the stock over the term of the agreement.

         On June 20, 2005, the Company completed subscription arrangements with four accredited investors and one unaccredited family member of the chief executive officer of the Company. The Company sold $320,000 of units in this offering and as consideration therefore received $220,000 in cash and the conversion of a $100,000 loan payable.. Pursuant to the subscription arrangements, the Company issued 19,200,000 shares of its common stock and an equal number of warrants exercisable at $0.15 per share for a term ending in May 2008. Dr. Horowitz and Diversifax purchased an aggregate $200,000 of units in this offering and received 12,000,000 shares of common stock and warrants to purchase 12,000,000 shares. Mr. Sands, a director of the Company, converted the $100,000 note payable described in Note 4 above into 6,000,000 shares of common stock and 6,000,000 common stock purchase warrants as part of the offering. No commissions or fees were paid in connection with the issuance. Inasmuch as the investors were all members of management and accredited investors or, in one instance, was a relative of a member of management, the shares were exempt from registration under the Securities Act of 1933 by virtue of Section 4(2) of that Act.

NOTE 6   STOCK OPTIONS

         In November 1999, the Board of Directors approved the establishment of Evolve One, Inc. Stock Option Plan (the "Plan") to provide incentives to attract future employees and retain existing key employees with the Company. The Company initially reserved 100,000 shares of common stock for the grant of qualified incentive options or non-qualified options to employees and directors of the Company or its parents or subsidiaries, and to non-employee directors, consultants and advisors and other persons who may perform significant services for or on behalf of the Company under the Plan. During 2005, the Company amended its stock option Plan to increase the number of shares covered by the Plan to 100,000,000 shares of common stock. Prices for incentive stock options must provide for an exercise price of not less than 100% of the fair market value of the common stock on the date the options are granted unless the eligible employee owns more than 10% of the Company's common stock for which the exercise price must be at least 110% of such fair market value. Non-statutory options must provide for an exercise price of not less than 85% of the fair market value. The Plan was approved by the shareholders at a meeting on November 11, 1999.

         The Company applied Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for the incentive stock options granted to employees under its stock option plan in its statements of operations.

                        EVOLVE ONE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2005
                                   (UNAUDITED)

         A summary of the status of the Company's stock options as of June 30, 2005 and the changes during the six months ended June 30, 2005 and the year ended December 31, 2004 is presented below:
                                                                        Weighted
                                                                        Average
                                                          Shares         Price
                                                       -----------      --------

         Beginning Balance, January 1, 2004 .....          128,000       $.0005

          Options granted .......................        2,920,000        .0549
          Options exercised .....................                -            -
          Options cancelled .....................                -            -
                                                       -----------       ------

         Ending Balance, December 31, 2004 ......        3,048,000        .0554
                                                       -----------       ------

          Options granted .......................       76,000,000        .30
          Options exercised .....................         (152,000)       .14
          Options cancelled .....................                -        -
                                                       -----------       ------

         Ending Balance, June 30, 2005 ..........       78,896,000       $.029
                                                       ===========       ======

         Options exercisable at period end ......       78,896,000        .131
                                                       ===========       ======

         Weighted average fair value of options
         granted to employees during the year ...              .30        .131
                                                       ===========       ======

         During the six months ended June 30, 2005, the Company granted 76,000,000 stock options to employees. The Company granted 2,920,000 stock options to certain employees during the year ended December 31, 2004. The Company applies APB Opinion No. 25 and related interpretations in accounting for stock options issued to employees. Had compensation cost been determined based on the fair market value at the grant date, consistent with SFAS 123, the Company's net income
         (loss) would have changed to the pro-forma amounts indicated below.

                                                    For the Six     For the Six
                                                    Months Ended   Months Ended
                                                   June 30, 2005   June 30, 2004
                                                   -------------   -------------
         Net loss available to
         common stockholders         As Reported   $   (774,370)    $ (563,138)
                                      Pro Forma    $ (8,996,023)    $ (563,138)

         Basic and diluted loss
         per share                   As Reported          (0.03)         (0.02)
                                      Pro Forma           (0.32)         (0.02)

                        EVOLVE ONE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2005
                                   (UNAUDITED)

                                                  Weighted
                                                   Average       Weighted                        Weighted
                                  Number          Remaining       Average         Number         Average
             Range of         Outstanding at     Contractual     Exercise     Exercisable at     Exercise
          Exercise Price      June 30, 2005         Life          Price       June 30, 2005       Price
         ----------------     --------------     -----------     --------     --------------     --------
         $.000125 - .5625       78,896,000           7.5            .29         76,896,000         .29

                                                   Weighted
                                  Number           Average       Weighted         Number         Weighted
                              Outstanding at      Remaining      Average      Exercisable at     Average
             Range of          December 31,      Contractual     Exercise      December 31,      Exercise
          Exercise Price           2004             Life           Price           2004           Price
         ----------------     --------------     -----------     --------     --------------     --------
         $.000125 - .5625       3,048,000            4.93          .0526        3,048,000          .0526

NOTE 7   COMMITMENTS AND CONTINGENCIES

         During 2005, Messrs. Schultheis and Tabin, former executive officers, directors and principal shareholders of the Company, entered into separate Separation and Severance Agreements with the Company pursuant to which they provided their resignations and also agreed to the termination of their prior employment agreements with the Company. Both of them received options to purchase 10,000,000 shares of common stock at an exercise price of $0.30 per share expiring January 26, 2013, and both were paid the sum of $6,144 to defray health insurance premiums for the ensuing six months.

         On January 26, 2005, Irwin Horowitz, a director of the Company was elected as President and Chief Executive Officer. Mr. Horowitz entered into an employment agreement with the Company pursuant to which he receives an annual salary of $12,000 per year, reimbursement of his expenses, including travel and lodging costs until such as time as he relocates his principal residence to the location of the Company's offices, and an automobile allowance of up to $1,500 on a monthly basis. In addition, the Company granted to Mr. Horowitz an option to purchase up to 50,000,000 shares of common stock exercisable at $0.30 per share and expiring January 26, 2013.

         During April 2005, the Company entered into an employment agreement with an individual as the Director of Franchising. The agreement calls for the individual to receive a salary of $ 52,000, 3,000,000 stock options exercisable at $0.075 for a period of three years and 3,000,000 stock options exercisable at $0.15 for a period of three years.

NOTE 8   SEGMENT INFORMATION

         The Company reports segments based upon the management approach, which designates the internal reporting that is used by management for making operating decisions and assessing performance. The sharp reduction in revenues is due to the reorganization of the company to focus on AuctionStore and Franchise activities only.

                        EVOLVE ONE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2005
                                   (UNAUDITED)

         For the six months ended June 30, 2005, the Company operated in the following segments, none of which have inter-segment revenues:

                               Ventures         Stogies         Corporate      Auction Store     Consolidated
                               --------        ---------        ---------      -------------     ------------
         Revenue .........     $      -        $  33,409        $       -        $ 70,366        $   103,775

         Net income (loss)            -         (183,198)        (457,027)       (134,145)          (774,370)

         Assets ..........        1,500           50,611          143,890          18,716            214,717

         Depreciation ....            -           19,303            5,305           9,729             34,337


         For the six months ended June 30, 2004, the Company operated in the following segments, none of which have inter-segment revenues:

                                                                                A1Discount
                               Ventures         Stogies         Corporate         Perfume        Consolidated
                               --------        ---------        ---------       ----------       ------------
         Revenue .........     $      -        $ 480,093        $       -        $ 14,861        $   494,954

         Operating loss...         (233)        (122,619)        (394,100)        (10,105)          (527,057)

         Other income
         (expense) .......      (49,744)               -           13,663               -            (36,081)

         Net loss ........      (49,977)        (122,619)        (380,437)        (10,105)          (563,135)

         Assets ..........      231,462          325,882          613,603          30,467          1,201,414


NOTE 9   RELATED PARTY TRANSACTIONS

         See Notes 4, 5, 6 and 7.

NOTE 10  GOING CONCERN

         As reflected in the accompanying consolidated financial statements, the Company has incurred losses since its inception, used cash in operations during the six months ended June 30, 2005 of $774,370 and has an accumulated deficit of $7,600,433 This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

The Company will intensify its effort by increased hiring of sales people and entering into a management agreement with an affiliate which will seek to promote sales over several states. In May 2005 the Company formed a new subsidiary, AuctionStore Franchise Corp., to market and service franchises of AuctionStore.com. The Company has engaged an expert in franchise development and marketing. We are developing a nationwide franchise model that is now in the final process of completing its regulatory documentations and government filings. The Company expects to sell franchises when the various documents are completed and/or approved by the regulatory authorities.

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

         In November 2004, the Financial Accounting Standards Board ("FASB") issued SFAS 151, Inventory Costs--An Amendment Of Arb No. 43, Chapter 4. The Statement Amends The Guidance Of Arb No. 43, Chapter 4, Inventory Pricing, by clarifying that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and by requiring the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. It does not appear that this Statement will have a material effect on our financial position, operations or cash flows when it becomes effective in 2006.

         In December 2004, the FASB issued SFAS No. 123R "Share-Based Payment" ("SFAS 123R"), a revision to SFAS No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123"), and superseding APB Opinion No. 25 "Accounting for Stock Issued to Employees" and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, including obtaining employee services in share-based payment transactions. SFAS 123R applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. Adoption of the provisions of SFAS 123R were effective as of the beginning of the first interim or annual reporting period that began after December 15, 2005. We are currently in the process of evaluating the potential impact that the adoption of SFAS 123R will have on our consolidated financial position and results of operations.

         In December 2004, the FASB issued SFAS 153, "Exchanges of Non-monetary Assets, an amendment of APB 29, Accounting for Non-monetary Transactions." The amendments made by SFAS 153 are based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for non-monetary exchanges of similar productive assets and replace it with a broader exception for exchanges of non-monetary assets that do not have commercial substance. Previously, APB 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. APB 29 provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. The FASB believes that exception required that some non-monetary exchanges, although commercially substantive, be recorded on a carryover basis. By focusing the exception on exchanges that lack commercial substance, the FASB believes SFAS 153 produces financial reporting that more faithfully represents the economics of the transactions. SFAS 153 was effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for non-monetary asset exchanges occurring in fiscal period beginning after the date of issuance. The provisions of this Statement shall be applied prospectively. We do not believe that SFAS 153 will have a material impact on our consolidated financial statements.

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

Investments
-----------

         Investments are classified as either available-for-sale or trading securities and are held for resale in anticipation of short-term market movements or until such securities are registered or are otherwise unrestricted. At June 30, 2005, investments consisted of common stock and options to acquire common stock held for resale.

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

Results of Operations
---------------------

         We reported sales and revenues of $103,775 for the six months ended June 30, 2005 as compared to $494,954 for the six months ended June 30, 2004, a decrease of $391,179, or approximately 79%. Included in sales and revenues for the six months ended June 30, 2005, are sales and revenues of $33,409 attributable to our Stogies segment, a decrease of $446,684 or approximately 93%, from our sales and revenues from this segment of $480,093 for the six months June 30, 2004. The decrease in sales and revenues from our Stogies segment is primarily attributable to our plan to reduce inventory and refocus of our business effort on our AuctionStore and AuctionStore Franchise operations. During the six months ended June 30, 2005 we reported sales and revenues from our Auctionstore.com segment of $70,366 and we did not report any sales and revenues from our newly formed AuctionStore Franchise subsidiary. Because our AuctionStore subsidiary was formed in the third quarter of fiscal 2004 we did not have comparable sales and revenues during the six months ended June 30, 2004. During the six months ended June 30, 2004 we reported sales and revenues of $14,861 from our A1 Discount Perfume segment. As described earlier in this section, this segment was discontinued in fiscal 2004. For the balance of fiscal 2005 we anticipate that sales and revenues from our AuctionStore.com subsidiary will continue to increase. In addition, we presently plan to launch our AuctionStore Franchise program during fiscal 2005 which may provide additional sales and revenue during this fiscal year.

         Our cost of sales as a percentage of sales and revenues was 70.5% for the six months ended June 30, 2005 as compared to 65.6% for the six months ended June 30, 2004. This increase in cost of sales and corresponding decrease in our gross profit margins is primarily attributable to a reduction in our margins on sales of products by Stogies resulting from market competition.

         Operating expenses for the six months ended June 30, 2005 increased $107,427, or approximately 15.4%, to $804,971 from $697,544 for the comparable six-month period in fiscal 2004. Included in this change was a decrease of $243,4016, or approximately 34.9%, in selling, general and administrative expenses for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004. The decrease in selling, general and administrative expenses was due to the decrease in payroll expense. This decrease in selling, general and administrative expenses was offset by an increase of $220,052 in non-cash stock based compensation representing the current portion of the expense attributable to the value of stock issued to a company controlled by Dr. Irwin Horowitz, our CEO, as compensation for management services and facilities provided us, as well as a one time expense of $130,776 for impairment of certain computer equipment and leasehold improvements. We did not have a comparable expenses during the six months ended June 30, 2004. We anticipate that operating expenses will substantially increase due to the roll out of our franchising marketing program during the balance of fiscal 2005.

         We reported $0 in other income (expense) for the six months ended June 30, 2005 as compared to $(36,081) for the six months ended June 30, 2004. The expense during 2004 was related to a loss from the sale of marketable securities we held which was offset by investment income and an unrealized loss on marketable securities we held, offset by investment income of $13,663.

Liquidity and Capital Resources
-------------------------------

         Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. We had working capital of $182,987 at June 30, 2005, a decrease of $24,830, or approximately 11.9%, from working capital of $207,817 at December 31, 2004. The working capital change consists primarily of a decrease of $(37,811) in cash, $(940) in accounts receivable, $(24,033) in inventory, $(6,475) in other current asset and a decrease of $(64,731) in accounts payable which was offset by an increase of $20,301 in bank overdraft.

         Net cash used in operating activities for the six months ended June 30, 2005 was $(398,812) as compared to $(143,358). This increase of $255,454, or approximately 178%, is primarily attributable to:

         o an increase of 211,232 in our net loss,

         o an increase of $10,940 in provisions for uncollectible accounts receivable and note receivable,

         o an increase of $130,776 in loss on impairment of property and equipment related to a one-time write down of certain computer equipment, and

         o an increase of $220,051 in stock-based compensation representing the current portion of the value of the shares of our common stock issued to a company controlled by our CEO as compensation for management services and the provision of facilities to us, which were primarily offset by:

         o a decrease of $14,660 in depreciation and amortization,

         o a decrease of $49,050 in loss on marketable equity securities,

         o a decrease of $217,979 in inventory,

         o a decrease of $10,720 in other assets,

         o a decrease of $1,428 in other accrued liabilities, and

         o a decrease of $125,698 in accrued salaries.

         Net cash used in investing activities was $0 for the six months ended June 30, 2005 as compared to $685,400 for the six months ended June 30, 2004. Net cash provided by financing activities for the six months ended June 30, 2005 was $361,001 as compared to $0 for the six months ended June 30, 2004. The increase in the 2005 period represents $20,301 benefit from the cash overdraft, $20,700 received from the exercise of stock options and $100,000 received as a loan from one of our directors as further described in Note 4 of the Notes to Condensed Consolidated Financial Statements (unaudited) appearing elsewhere herein and $220,000 in net proceeds from the sale of our equity securities as described in Note 5 of the Notes to Condensed Consolidated Financial Statements (unaudited) appearing elsewhere herein.

         We do not generate sufficient sales and revenues to fund our ongoing operations and satisfy our obligations. At June 30, 2005 we had cash and cash equivalents of $139,113. At June 30, 2005 we had an accumulated deficit of $(7,600,433) and an accumulated other comprehensive loss of $(4,950). The report from our independent registered public accounting firm on our audited financial statements at December 31, 2004 contains an explanatory paragraph regarding doubt as to our ability to continue as a going concern as a result of our significant recurring losses from operations since inception. We will require funds to satisfy our current obligations and implement our business model. We do not presently have any commitments for additional working capital and there are no assurances that such capital will be available to us when needed or upon terms and conditions which are acceptable to us. If we are able to secure additional working capital through the sale of equity securities, the ownership interests of our current stockholders will be diluted. If we raise additional working capital through the issuance of debt or dividend paying securities our future interest and dividend expenses will increase. If we are unable to secure additional working capital as needed, our ability to implement our business model and meet our operating obligations as they become due and continue our business and operations could be in jeopardy and we may be required to cease operations. In that event, you would lose your investment in our company.

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

         None.

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

Dated: September 15, 2005