Form 10QSB
period 2005-09-30
EVOLVE ONE INC
filed 2005-11-17
CIK 1088787

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 2005

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____ to _____


                        Commission File Number: 000-26415


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


                        P.O. BOX 859 TALLEVAST, FL 34270
                    ----------------------------------------
                    (Address of principal executive offices)


                                 (561) 988-0819
                                 --------------
                           (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes [X] No [ ].

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 49,536,836 shares of common stock as of November 16, 2005.

                                EVOLVE ONE, INC.

               Form 10-QSB for the period ended September 30, 2005

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

                                      INDEX

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements..................................................1

Condensed Consolidated Balance Sheet as of September 30, 2005 (unaudited)......1

Condensed Consolidated Statements of Operations for the Three Months and
Nine Months ended September 30, 2005 and 2004 (unaudited)......................2

Condensed Consolidated Statements of Cash Flows for the
Nine Months ended September 30, 2005 and 2004 (unaudited)......................3

Notes to Condensed Consolidated Financial Statements (unaudited) ..............5

Item 2.  Management's Discussion and Analysis or Plan of Operation............13

Item 3.  Controls and Procedures .............................................19

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings....................................................19

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds..........19

Item 3.  Defaults Upon Senior Securities......................................20

Item 4.  Submission of Matters to a Vote of Security Holders..................20

Item 5.  Other Information....................................................20

Item 6.  Exhibits.............................................................20

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        EVOLVE ONE, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                            AS OF SEPTEMBER 30, 2005
                            ------------------------
                                   (UNAUDITED)

                                     ASSETS
                                     ------
CURRENT ASSETS
  Cash and cash equivalents .....................................   $     3,165
  Marketable equity securities, net .............................         1,500
  Inventory .....................................................        61,824
                                                                    -----------
      Total Current Assets ......................................        66,489

PROPERTY AND EQUIPMENT, NET .....................................         6,695

OTHER ASSETS
  Other assets ..................................................         3,991
                                                                    -----------
      Total Other Assets ........................................         3,991
                                                                    -----------

TOTAL ASSETS ....................................................   $    77,175
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES
  Bank overdraft ................................................   $     1,425
  Accounts payable ..............................................        57,784
                                                                    -----------
      Total Current Liabilities .................................        59,209
                                                                    -----------

COMMITMENTS AND CONTINGENCIES ...................................             -

STOCKHOLDERS' EQUITY
  Cumulative convertible preferred stock, $0.0001 par value,
   10,000,000 shares authorized, none issued and outstanding ....             -
  Common stock, $0.00001 par value, 1,000,000,000 shares
   authorized, 48,382,432 shares issued and outstanding .........           484
  Additional paid in capital ....................................     7,956,264
  Accumulated deficit ...........................................    (7,933,832)
  Accumulated other comprehensive loss ..........................        (4,950)
                                                                    -----------
      Total Stockholders' Equity ................................        17,966
                                                                    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ......................   $    77,175
                                                                    ===========


     See accompanying notes to condensed consolidated financial statements.

                                        EVOLVE ONE, INC. AND SUBSIDIARIES
                                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 -----------------------------------------------
                                                   (UNAUDITED)
                                                   For the Three   For the Three   For the Nine    For the Nine
                                                   Months Ended    Months Ended    Months Ended    Months Ended
                                                   September 30,   September 30,   September 30,   September 30,
                                                       2005            2004            2005            2004
                                                   -------------   -------------   -------------   -------------
SALES AND REVENUE ..............................   $          -    $          -    $          -    $          -

COST OF SALES ..................................              -               -               -               -
                                                   ------------    ------------    ------------    ------------

GROSS PROFIT ...................................              -               -               -               -
                                                   ------------    ------------    ------------    ------------

OPERATING EXPENSES
 Selling, general and administrative expenses ..        228,010         273,584         365,440         971,128
                                                   ------------    ------------    ------------    ------------
      Total Operating Expenses .................        228,010         273,584         365,440         971,128
                                                   ------------    ------------    ------------    ------------

OTHER INCOME (EXPENSE)
 Loss from sale of marketable equities .........              -          (5,024)              -         (54,074)
 Investment income .............................              -               1               -          13,664
 Unrealized gain (loss) on marketable securities              -            (793)              -          (1,487)
                                                   ------------    ------------    ------------    ------------
      Total Other Income (Expense) .............              -          (5,816)              -         (41,897)
                                                   ------------    ------------    ------------    ------------

LOSS FROM CONTINUING OPERATIONS ................       (228,010)       (279,400)       (365,440)     (1,013,025)
                                                   ------------    ------------    ------------    ------------

INCOME (LOSS) FROM DISCONTINUED OPERATIONS .....       (105,385)              -        (742,325)        170,487
                                                   ------------    ------------    ------------    ------------

NET LOSS .......................................   $   (333,395)   $   (279,400)   $ (1,107,765)   $   (842,538)
--------                                           ============    ============    ============    ============

LOSS PER COMMON SHARE - BASIC AND DILUTED
 Loss from continuing operations ...............   $          -    $      (0.01)   $      (0.01)   $      (0.04)

 Income (loss) from discontinued operations ....              -               -           (0.02)           0.01
                                                   ------------    ------------    ------------    ------------

 Net loss per share ............................   $          -    $      (0.01)   $      (0.03)   $      (0.03)
                                                   ============    ============    ============    ============

Weighted average number of shares outstanding
  during the period - basic and diluted ........     48,382,432      24,770,432      35,442,681      24,770,432
                                                   ============    ============    ============    ============

                     See accompanying notes to condensed consolidated financial statements.

                                                        2

                                        EVOLVE ONE, INC. AND SUBSIDIARIES
                                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 -----------------------------------------------
                                                   (UNAUDITED)
                                                                                 For the Nine      For the Nine
                                                                                 Months Ended      Months Ended
                                                                                 September 30,     September 30,
                                                                                     2005              2004
                                                                                 ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss from continuing operations .......................................     $  (365,440)      $(1,013,025)
 Net income (loss) from discontinued operations ............................        (742,325)          170,487
 Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization ...........................................          35,081            72,290
   Loss on marketable equity securities ....................................               -            54,074
   Unrealized loss on marketable equity securities .........................               -             1,487
   Provision for uncollectible accounts receivable .........................             940                 -
   Provision for uncollectible note receivable .............................          10,000                 -
   Loss on impairment of property and equipment ............................         130,776                 -
   Stock issued for services ...............................................         377,000                 -
 Changes in operating assets and liabilities:
   Decrease (increase) in:
    Accounts receivable ....................................................               -            19,086
    Inventory ..............................................................          24,885           241,471
    Other assets ...........................................................          20,150            (1,059)
   Increase (decrease) in:
    Accounts payable .......................................................          (6,951)          (46,614)
    Other accrued liabilities ..............................................               -            (1,816)
    Accrued salaries .......................................................               -           192,449
                                                                                 -----------       -----------
       Net Cash Used In Operating Activities ...............................        (515,884)         (311,170)
                                                                                 -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES
 Capital expenditures ......................................................               -           (23,673)
 Intangibles ...............................................................               -            (6,500)
 Loan receivable - Onspan Networking, Inc., Net ............................               -           675,000
 Interest receivable - Onspan Networking, Inc. .............................               -            17,940
 Proceeds from sale of marketable equity securities ........................               -             4,926
                                                                                 -----------       -----------
       Net Cash Provided By Investing Activities ...........................               -           667,693
                                                                                 -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Cash overdraft ............................................................           1,425                 -
 Exercise of stock options .................................................          20,700                 -
 Proceeds from sale of common stock ........................................         220,000                 -
 Proceeds from loan payable ................................................         100,000                 -
                                                                                 -----------       -----------
       Net Cash Provided By Financing Activities ...........................         342,125                 -
                                                                                 -----------       -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .......................        (173,759)          356,523

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ...........................         176,924           118,912
                                                                                 -----------       -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD .................................     $     3,165       $   475,435
                                                                                 ===========       ===========

                     See accompanying notes to condensed consolidated financial statements.

                                                        3

                                        EVOLVE ONE, INC. AND SUBSIDIARIES
                                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 -----------------------------------------------
                                                   (UNAUDITED)
                                                                                 For the Nine      For the Nine
                                                                                 Months Ended      Months Ended
                                                                                 September 30,     September 30,
                                                                                     2005              2004
                                                                                 ------------      ------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
-------------------------------------------------

Cash paid for income taxes .................................................     $         -       $         -
                                                                                 ===========       ===========

Cash paid for interest expense .............................................     $         -       $         -
                                                                                 ===========       ===========


SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
-----------------------------------------------------------------------

During 2005, a stockholder converted $100,000 in loans payable to common stock.


                     See accompanying notes to condensed consolidated financial statements.

                                                        4

                        EVOLVE ONE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2005
                            ------------------------
                                   (UNAUDITED)


NOTE 1   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         (A) ORGANIZATION

         Evolve One, Inc. (the "Company" or "EONE") is a diversified holding company that develops and operates Internet and direct retail marketing companies. The Company's operating subsidiaries have all been classified as discontinued operations. These include A1DiscountProducts.com, StogiesOnline.com, Inc. ("Stogies") (www.CigarCigar.com), an online distributor of brand name premium cigars and accessories, AuctionStore.com Inc. ("Auctionstore") (www.Auctionstore.com), is an eBay(R) Trading Assistant and Interent-basded seller of consigned merchandise whose primary medium of sales is through eBay(R), AuctionStore Franchise Corp. ("Franchise"), a recently formed subsidiary that will market and service AuctionStore franchises and International Internet Venture I, LLC (Ventures") which from time to time has owned an equity interest in several companies, some of which are classified as trading securities and some of which are classified as available-for-sale securities. EONE was incorporated in Delaware on June 21, 1994 (See Note 9).

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

                        EVOLVE ONE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2005
                            ------------------------
                                   (UNAUDITED)


         (C) NET EARNINGS (LOSS) PER SHARE

         Basic net earnings (loss) per share is computed by dividing net earnings (loss) by the weighted-average number of shares outstanding. Diluted net earnings (loss) per share includes the dilutive effect of stock options. The calculation of diluted weighted average shares outstanding for the quarters ending September 30, 2005 and 2004 excludes 98,096,000 and 24,000 common shares respectively, issuable pursuant to outstanding options. These shares were excluded because their effect was anti-dilutive.

         (D) STOCK-BASED COMPENSATION

         The Company granted stock options to directors and employees that are more fully described in Note 5. The Company accounts for its stock options using the intrinsic value method under Accounting Principles Board Opinion ("APB") No. 25, "Accounting For Stock Issued To Employees."

         (E) PRINCIPLES OF CONSOLIDATION

         The accompanying condensed consolidated financial statements include the accounts of EONE, Inc, and its subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

         (F) REVENUE RECOGNITION

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

                        EVOLVE ONE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2005
                            ------------------------
                                   (UNAUDITED)


         The amortized cost of equity securities as shown in the accompanying balance sheet and their estimated market value at September 30, 2005 are as follows:

         Available-for-sale securities:
           Cost .............................................  $ 6,450
           Unrealized loss ..................................   (4,950)
                                                               -------

         Marketable equity securities classified as current .  $ 1,500
                                                               =======

         Losses from trading securities that were included in earnings for the nine months ended September 30, 2005 and 2004 were as follows:

                                                   2005         2004
                                                ---------    ---------

         Realized loss ......................   $       -    $ (54,074)
                                                =========    =========

         Unrealized loss ....................   $       -    $  (1,487)
                                                =========    =========

         The change in unrealized gains (losses) from available-for-sale securities included as a component of equity for the nine months ended September 30, 2005 and 2004 were as follows:

                                                   2005         2004
                                                ---------    ---------

         Net unrealized gain ................   $       -    $ 113,335
         Decrease in deferred tax asset .....           -       42,600
         Allowance deferred taxes ...........           -     (42,600)
                                                ---------    ---------

         Unrealized gain ....................   $       -    $ 113,335
                                                =========    =========

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

                        EVOLVE ONE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2005
                            ------------------------
                                   (UNAUDITED)


NOTE 3   OTHER COMPREHENSIVE INCOME (LOSS)

         The following represents a reconciliation of other comprehensive loss for the nine months ended September 30, 2005:

         Accumulated other comprehensive loss at December 31, 2004  $(4,950)
         Unrealized gain from marketable equity securities .......        -
                                                                    -------

         Net accumulated other comprehensive loss ................  $(4,950)
                                                                    =======

NOTE 4   LOAN PAYABLE

         On March 22, 2005 the Company entered into a subscription agreement with one of its directors, Robert Sands for the sale of 20 units of Evolve One, Inc, for an aggregate price of $100,000. Each unit has a cost of $5,000 and consists of 100,000 shares of Common Stock at $.05, and one option consisting of 100,000 shares of common stock exercisable at $.25 cents per share, which will expire in 3 years. The Company rejected the subscription agreement and recorded the proceeds as a loan payable at March 31, 2005. The loan is unsecured, non-interest bearing and due on demand. During June 2005, the loan was converted into common stock (See Note 5).

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

                        EVOLVE ONE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2005
                            ------------------------
                                   (UNAUDITED)


         Payment of the percentage fee will be made in cash or stock as determined by Diversifax. As of September 30, 2005, the Company recorded an expense of $377,000.

         On June 20, 2005, Evolve One completed subscription arrangements with four accredited investors and one unaccredited family member of the chief executive officer of the Company for a total of $320,000. Pursuant to the subscription arrangements, the Company issued 19,200,000 shares and an equal number of warrants exercisable at $0.15 per share for a term ending in May 2008. Members of management invested $200,000 of this amount and received 12,000,000 shares and warrants to purchase 12,000,000 shares. No commissions or fees were paid in connection with the issuance. Inasmuch as the investors were all members of management and accredited investors or, in one instance, was a relative of a member of management, the shares were exempt from registration under the Securities Act of 1933 by virtue of Section 4(2) of that Act.

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

         A summary of the status of the Company's stock options as of September 30, 2005 and the changes during the nine months ended September 30, 2005 and the year ended December 31, 2004 is presented below:

                        EVOLVE ONE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2005
                            ------------------------
                                   (UNAUDITED)


                                                                   Weighted
                                                      Shares     Average Price
                                                   -----------   -------------

         Beginning Balance, January 1, 2004 .....      128,000       $.0005

          Options granted .......................    2,920,000        .0549
          Options exercised .....................            -          -
          Options cancelled .....................            -          -
                                                   -----------       ------

         Ending Balance, December 31, 2004 ......    3,048,000        .0554
                                                   -----------       ------

          Options granted .......................   76,000,000        .30
          Options exercised .....................     (152,000)       .14
          Options cancelled .....................            -          -
                                                   -----------       ------

         Ending Balance, September 30, 2005 .....   78,896,000       $.29
                                                   ===========       ======

         Options exercisable at period end ......   78,896,000
                                                   ===========

         Weighted average fair value of options
         granted to employees during the year ...          .30        .131
                                                   ===========       ======

         During the nine months ended September 30, 2005, the Company granted 76,000,000 stock options to employees. The Company granted 2,920,000 stock options to certain employees during the year ended December 31, 2004. The Company applies APB Opinion No. 25 and related interpretations in accounting for stock options issued to employees. Had compensation cost been determined based on the fair market value at the grant date, consistent with SFAS 123, the Company's net income
         (loss) would have changed to the pro-forma amounts indicated below.

                                                   For the Nine    For the Nine
                                                   Months Ended    Months Ended
                                                   September 30,   September 30,
                                                       2005            2004
                                                   -------------   -------------
         Net loss available to
          common stockholders      As Reported     $ (1,107,765)    $(842,538)
                                    Pro Forma      $(14,574,436)    $(842,538)

         Basic and diluted
          loss per share           As Reported            (0.03)        (0.02)
                                    Pro Forma             (0.41)        (0.02)

                        EVOLVE ONE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2005
                            ------------------------
                                   (UNAUDITED)

                                                Weighted
                                 Number          Average      Weighted       Number       Weighted
                             Outstanding at     Remaining     Average     Exercisable     Average
             Range of         September 30,    Contractual    Exercise    at September    Exercise
          Exercise Price          2005            Life          Price       30, 2005       Price
         ----------------    --------------    -----------    --------    ------------    --------
         $.000125 - .5625      78,896,000          7.5          .29        76,896,000       .29

                                                Weighted
                                 Number          Average      Weighted       Number       Weighted
                             Outstanding at     Remaining     Average     Exercisable     Average
             Range of         December 31,     Contractual    Exercise    at December     Exercise
          Exercise Price          2004            Life          Price       31, 2004       Price
         ----------------    --------------    -----------    --------    ------------    --------
         $.000125 - .5625       3,048,000          4.93         .0526       3,048,000       .05

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

NOTE 8   RELATED PARTY TRANSACTIONS

         See Notes 4, 5, 6 and 7.

                        EVOLVE ONE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2005
                            ------------------------
                                   (UNAUDITED)


NOTE 9   DISCONTINUED OPERATIONS

         During October 2005, the Company determined that its business model was unprofitable and decided to discontinue its operations. Discontinued operations for the nine month periods ended September 30, 2005 and 2004 are as follows:

                                                            2005        2004
                                                         ---------   ---------

         Sales ........................................  $ 114,904   $ 494,953
         Cost of goods sold ...........................    (81,192)   (324,466)
         Operating expenses ...........................   (776,037)          -
                                                         ---------   ---------

         Net income (loss) from discontinued operations  $(742,325)  $ 170,487
                                                         =========   =========

NOTE 10  GOING CONCERN

         As reflected in the accompanying consolidated financial statements, the Company has ceased its continuing operations, incurred losses since its inception, used cash in operations during the nine months ended September 30, 2005 of $515,884 and has an accumulated deficit of $7,933,832. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

         Management believes that actions presently being taken to obtain additional funding and implement its business plan provide the opportunity for the Company to continue as a going concern.

NOTE 11  SUBSEQUENT EVENT

         On November 9, 2005, the Board of Directors issued 1,154,404 shares for services provided by Diversifax subsequent to the termination of the agreement on September 15, 2005 (See Note 5). As of September 30, 2005, two weeks had been accrued for services rendered for the period then ended, and will be subsequently adjusted to reflect the value of the shares issued.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following discussion and analysis of our financial condition and results of operations should be read with the unaudited condensed consolidated financial statements and related notes contained in this report.

Results of Operations
---------------------

         During fiscal 2005 our operations have consisted of two Internet based businesses within the United States, Stogies and AuctionStore. Stogies was an online distributor and retailer of brand name premium cigars. AuctionStore, was an eBay(R) Trading Assistant and Internet-based seller of consigned merchandise whose primary medium of sales is eBay(R). Stogies became operational in November 1998, and AuctionStore became operational in December 2004. Our Stogies segment generated revenues from the sale of cigars and cigar accessories. Our AuctionStore.com segment, which was formed during the third quarter of fiscal 2004, generated revenues from selling items that are generated from individuals, charity fund donation drives and business liquidations. In May 2005 we formed a new subsidiary, AuctionStore Franchise Corp., to market and service franchises of AuctionStore.com., and we engaged an expert in franchise development and marketing. Effective December 31, 2004, we discontinued operations of our A1Discount Perfume operating line of business as discussed in Note 1 of the Notes to Condensed Consolidated Financial Statements (unaudited) appearing elsewhere in this report. While we reported sales from these operations of $114,904 for the nine months ended September 30, 2005, as a result of competition in the marketplace and a lack of sufficient working capital, during October 2005 we determined that our business model was unprofitable and decided to discontinue the balance of our operations. Because this decision to discontinue our operations was made prior to the filing of this quarterly report, our financial statements contained in this report give accounting effect to the discontinued operations even though the decision was made after September 30, 2005. As a result, our net income (loss) from these discontinued operations, which includes all revenues during the periods presented less the costs of goods sold and operating expenses attributable to those revenues, is reported on our income statement under Income (Loss) from Discontinued Operations. Accordingly, we did not report any revenues for the three and nine months ended September 30, 2005 or 2004 on the Condensed Consolidated Statement of Operations (unaudited) appearing elsewhere herein. See Note 9 to the Condensed Consolidated Financial Statements (unaudited) appearing elsewhere herein. Subsequent to September 30, 2005 we are continuing to sell our remaining inventory. The proceeds from such sales, as well as the costs of the goods sold and operating expenses related to these discontinued operations, will be reported in future periods as Income
(Loss) from Discontinued Operations.

         For the nine months ended September 30, 2005, we had a loss from continuing operations of $365,440 as compared to $1,013,025 for the nine months ended September 30, 2004. The losses from continuing operations for these periods represent expenses associated with the ongoing administration of our company, the majority of which are non-cash expenses which represent the value of stock issued to an affiliate of our CEO through which management services and facilities are provided to us.

         As a result of the discontinuation of our operations we intend to seek to acquire assets or shares of an entity actively engaged in business which generates revenues, in exchange for our securities. Our purpose is to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to it by persons or firms who or which desire to seek the perceived advantages our company may offer. We will not restrict our search to any specific business, industry, or geographical location and we may participate in a business venture of virtually any kind or nature. This discussion of the proposed business is purposefully general and is not meant to be restrictive of our virtually unlimited discretion to search for and enter into potential business opportunities. Management anticipates that it may be able to participate in only one potential business venture because we have nominal assets and limited financial resources. This lack of diversification should be considered a substantial risk to our stockholders because it will not permit us to offset potential losses from one venture against gains from another.

         We may seek a business opportunity with entities which have recently commenced operations, or which wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes. We may acquire assets and establish wholly-owned subsidiaries in various businesses or acquire existing businesses as subsidiaries. We anticipate that the selection of a business opportunity in which to participate will be complex and extremely risky. Due to general economic conditions, rapid technological advances being made in some industries and shortages of available capital, management believes that there are numerous firms seeking the perceived benefits of a publicly registered corporation. These perceived benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statutes), for all stockholders and other factors. Potentially, available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

         The analysis of new business opportunities will be undertaken by, or under the supervision of, Dr. Horowitz our CEO, who may not be considered a professional business analyst. Dr. Horowitz will be the key person in the search, review and negotiation with potential acquisition or merger candidates. We intend to concentrate on identifying preliminary prospective business opportunities which may be brought to our attention through present associations of our officers and directors, or by our stockholders. In analyzing prospective business opportunities, we will consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact our proposed activities; the potential for growth or expansion; the potential for profit; the perceived public recognition of acceptance of products, services, or trades; name identification; and other relevant factors. We will not acquire or merge with any company for which audited financial statements cannot be obtained within the time period prescribed by applicable rules of the Securities and Exchange Commission which is presently four business days from the closing date of the transaction. This requirement for readily available audited financial statement may require us to preclude a transaction with a potential candidate which might otherwise be beneficial to our stockholders.

         We will not restrict our search for any specific kind of company, but may acquire a venture which is in its preliminary or development stage, which is already in operation, or in essentially any stage of its corporate life. It is impossible to predict at this time the status of any business in which we may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which we may offer. However, we do not intend to obtain funds in one or more private placements to finance the operation of any acquired business opportunity until such time as we have successfully consummated such a merger or acquisition.

         We anticipate that we will incur nominal expenses in the implementation of our business plan described herein. Because we have no capital with which to pay these anticipated expenses, these expenses will be paid by Dr. Horowitz with his personal funds as interest-free loans. However, the only opportunity to have these loans repaid will be from a prospective merger or acquisition candidate. Repayment of any loans made on our behalf will not impede, or be made conditional in any manner, to consummation of a proposed transaction.

         In implementing a structure for a particular business acquisition, we may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. We may also acquire stock or assets of an existing business. On the consummation of a transaction, it is probable that our present management and stockholders will no longer be in control of our company. In addition, our directors may, as part of the terms of the acquisition transaction, resign and be replaced by new directors without a vote of our stockholders or may sell their stock. Any terms of sale of the shares presently held by officers and/or directors will be also afforded to all other stockholders on similar terms and conditions. Any and all such sales will only be made in compliance with federal and applicable state securities laws.

         We anticipate that any securities issued in any such reorganization would be issued in reliance upon exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of a transaction, we may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, of which there can be no assurance, it will be undertaken by the surviving entity after we have successfully consummated a merger or acquisition and we are no longer considered a "shell" company. Until such time as this occurs, we will not attempt to register any additional securities. The issuance of substantial additional securities and their potential sale into any trading market which may develop in our securities may have a depressive effect on the value of our securities in the future, if such a market develops, of which there is no assurance.

         While the actual terms of a transaction to which we may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition in a so-called "tax-free" reorganization under Sections 368(a)(1) or 351 of the Internal Revenue Code. In order to obtain tax-free treatment, it may be necessary for the owners of the acquired business to own 80% or more of the voting stock of the surviving entity. In such event, our stockholders, would retain less than 20% of the issued and outstanding shares of the surviving entity, which would result in significant dilution in the equity of such stockholders.

         We will participate in a business opportunity only after the negotiation and execution of appropriate written agreements. Although the terms of such agreements cannot be predicted, generally such agreements will require some specific representations and warranties by all of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by each of the parties prior to and after such closing, will outline the manner of bearing costs, including costs associated with our attorneys and accountants, will set forth remedies on default and will include miscellaneous other terms.

         We do not intend to make any loans to any prospective acquisition or merger candidates or to unaffiliated third parties. We do not intend to provide our stockholders with any complete disclosure documents, including audited financial statements, concerning an acquisition or merger candidate and its business prior to the consummation of any acquisition or merger transaction, so stockholders will be dependent upon the judgment of Dr. Horowitz and our Board of Directors regarding the fairness of any transaction.

Liquidity and Capital Resources
-------------------------------

         Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. We had working capital of $7,280 at September 30, 2005, a decrease of $200,537 from December 31, 2004. The working capital change consists primarily of a decrease of $(173,759) in cash and a decrease in inventory of $(24,885).

         Net cash used in operating activities for the nine months ended September 30, 2005 was $515,884 as compared to $311,170 for the nine months ended September 30, 2004. This increase of $204,714, or approximately 66%, is primarily attributable to:

         o a decrease in our net loss from continuing operations of $647,585 which was offset by an increase in our net loss from discontinued operations of $912,812,
         o an increase of $10,940 in provisions for uncollectible accounts receivable and note receivable,
         o an increase of $130,776 in loss on impairment of property and equipment related to a one-time write down of certain computer equipment, and
         o an increase of $377,000 in stock-based compensation representing the current portion of the value of the shares of our common stock issued to a company controlled by our CEO as compensation for management services and the provision of facilities to us, which were primarily offset by:

         o  a decrease of $37,209 in depreciation and amortization,
         o  a decrease of $55,561 in losses on marketable equity securities,
         o  a decrease of $19,086 in accounts receivable,
         o  a decrease of $216,586 in inventory,
         o  a decrease of $21,209 in other assets,
         o  a decrease of $39,663 in accounts payable,
         o  a decrease of $1,816 in other accrued liabilities, and
         o  a decrease of $192,449 in accrued salaries.

         Net cash provided by investing activities was $0 for the nine months ended September 30, 2005 as compared to $667,693 for the nine months ended September 30, 2004. Net cash provided by financing activities for the nine months ended September 30, 2005 was $342,125 as compared to $0 for the nine months ended September 30, 2004. The increase in the 2005 period represents $1,425 benefit from the cash overdraft, $20,700 received from the exercise of stock options and $100,000 received as a loan from one of our directors as further described in Note 4 of the Notes to Condensed Consolidated Financial Statements (unaudited) appearing elsewhere herein and $220,000 in net proceeds from the sale of our equity securities as described in Note 5 of the Notes to Condensed Consolidated Financial Statements (unaudited) appearing elsewhere herein.

         At September 30, 2005 we had cash and cash equivalents of $3,165 and an accumulated deficit of $7,933,832. The report from our independent registered public accounting firm on our audited financial statements at December 31, 2004 contains an explanatory paragraph regarding doubt as to our ability to continue as a going concern as a result of our significant recurring losses from operations since inception. As discussed earlier in this report, in October 2005 we discontinued our operations and are now seeking to acquire assets or shares of an entity actively engaged in business which generates revenues, in exchange for our securities. We cannot predict when, if ever, we will be successful in this venture and, accordingly, we may be required to cease operations at any time. We do not have sufficient working capital to pay our operating costs for the next 12 months. As described later in this report under Part II, Item 5. Other Events, an entity affiliated with our CEO and principal stockholder is providing management services and facilities to us under an oral agreement and we will pay for these services and facilities through the issuance of shares of our common stock. We entered into this arrangement to preserve what cash is currently available to us. We will, however, require additional funds to pay our legal, accounting and other fees associated with our company and its filing obligations under federal securities laws, as well as to pay our other accounts payable generated in the ordinary course of our business. We have no commitments from any party to provide such funds to us and are dependent upon proceeds we may receive from the sale of our inventory to generate cash. If such sales do not generate sufficient cash to satisfy these obligations, or we are unable to obtain additional capital as necessary until such time as we are able to conclude a business combination, we will be unable to satisfy our obligations and otherwise continue to meet our reporting obligations under federal securities laws. In that event, our stock would no longer be quoted on the OTC Bulletin Board and our ability to consummate a business combination with upon terms and conditions which would be beneficial to our existing stockholders would be adversely affected.

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

Investments
-----------

         Investments are classified as either available-for-sale or trading securities and are held for resale in anticipation of short-term market movements or until such securities are registered or are otherwise unrestricted. At September 30, 2005, investments consisted of common stock and options to acquire common stock held for resale.

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

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         On November 9, 2005 we issued Diversifax 1,154,404 shares of our common stock to Diversifax Inc. as compensation for its management services and facility usage from the period of September 16, 2005 through September 30, 2005 under the terms of an oral agreement described below under Item 5. The securities were issued in a transaction exempt from registration under the Securities Act of 1933 in reliance on Section 4(2) of that act and the recipient was an accredited investor.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         On March 15, 2005, we entered into a six month Management Agreement with Diversifax Inc. to provide us management services and facilities. Dr. Irwin Horowitz, a principal shareholder and Chief Executive officer of our company, is also a principal shareholder and Chief Executive Officer of Diversifax. As consideration we issued Diversifax 2,900,000 shares of our common stock. In addition, in the event the market price of our common stock on the six-month anniversary date was below $0.15 per share, we agreed to issue Diversifax additional shares of our common stock so that the common shares provided to Diversifax plus such additional shares of common stock would be equal in value to $435,000. The agreement terminated on September 15, 2005 under its terms and as the market price of our common stock exceeded $0.15 per share we were not obligated to issue Diversifax any additional shares of our common stock. Diversifax has continued to provide services to us after September 15, 2005 under an oral agreement and, as set forth in Item 1 above, we issued Diversifax an additional 1,154,404 shares of our common stock as compensation for these services from period of September 16, 2005 through September 30, 2005. We will continue to utilize these services under an oral agreement for the foreseeable future and will compensate Diversifax for these services in an amount of shares of our common stock equal to $72,500 per month based upon the fair market value of our stock on the date of issuance.

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

Dated: November 16, 2005