Form 10KSB
period 2005-12-31
EVOLVE ONE INC
filed 2006-03-31
CIK 1088787

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2005

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____ to _____

                         Commission file number: 0-26415


                                Evolve One, Inc.
                                ----------------
                 (Name of small business issuer in its charter)


                  Delaware                                13-3876100
                  --------                                ----------
      (State or other jurisdiction of                  (I.R.S. Employer
       incorporation or organization)                 Identification No.)


                  Post Office Box 859
                  Tallevast, Florida                         34270
         ----------------------------------------         ----------
         (Address of principal executive offices)         (Zip Code)


                     Issuer's telephone number 941-351-2720
                                               ------------


         Securities registered under Section 12(b) of the Exchange Act:

      Title of each class        Name of each exchange on which registered

             None                               not applicable
             ----                               --------------
     (Title of each class)


         Securities registered under Section 12(g) of the Exchange Act:

                    common stock, par value $0.0001 per share
                    -----------------------------------------
                                (Title of class)


         Check whether the issuer is not required to file reports pursuant to
Section 13 or 15(d) of the Exchange Act. [ ]

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [X] No [ ]

         State issuer's revenues for its most recent fiscal year. $ 0 for the fiscal year ended December 31, 2005.

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. The aggregate market value of the common equity held by non-affiliates computed at the closing price of the registrant's common stock on March 30, 2006 is approximately $1,897,000

         At March 30, 2006 52,451,348 shares of common stock are issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) of the Securities Act of 1933 ("Securities Act"). Not Applicable.

         Transitional Small Business Disclosure Form (check one): Yes ___ No _X_

         CERTAIN CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

         Certain statements in this annual report on Form 10-KSB contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this quarterly report in its entirety, including but not limited to our financial statements and the notes thereto. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. For any forward-looking statements contained in any document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

         When used in this quarterly report, the terms "Evolve One," " we," "our," and "us" refers to Evolve One, Inc. a Delaware corporation, and our subsidiaries.

         All share and per share information contained in this annual report gives effect to the 250 for 1 (250:1) reverse stock split effective January 31, 2003 and a one for eight (1:8) forward stock split effective December 3, 2004.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

         During fiscal 2005 our operations consisted of two Internet based businesses, StogiesOnline.com and AuctionStore.com. StogiesOnline.com was an online distributor and retailer of brand name premium cigars. AuctionStore.com was an eBay(R) Trading Assistant and Internet-based seller of consigned merchandise whose primary medium of sales is eBay(R). While we reported sales from these operations of $114,904 for the nine months ended September 30, 2005, as a result of competition in the marketplace and a lack of sufficient working capital, during October 2005 we determined that our business model was unprofitable and decided to discontinue the balance of our operations.

         As a result of the discontinuation of our operations we intend to seek to acquire assets or shares of an entity actively engaged in business which generates revenues, in exchange for our securities. Our purpose is to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to us by persons or firms who or which desire to seek the perceived advantages our company may offer. We will not restrict our search to any specific business, industry, or geographical location and we may participate in a business venture of virtually any kind or nature. This discussion of the proposed business is purposefully general and is not meant to be restrictive of our virtually unlimited discretion to search for and enter into potential business opportunities. Management anticipates that it may be able to participate in only one potential business venture because we have nominal assets and limited financial resources. This lack of diversification should be considered a substantial risk to our stockholders because it will not permit us to offset potential losses from one venture against gains from another.

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

         The analysis of new business opportunities will be undertaken by, or under the supervision of, Dr. Irwin Horowitz, our CEO, who may not be considered a professional business analyst. Dr. Horowitz will be the key person in the search, review and negotiation with potential acquisition or merger candidates. We intend to concentrate on identifying preliminary prospective business opportunities which may be brought to our attention through present associations of our officers and directors, or by our stockholders. In analyzing prospective business opportunities, we will consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact our proposed activities; the potential for growth or expansion; the potential for profit; the perceived public recognition of acceptance of products, services, or trades; name identification; and other relevant factors. We will not acquire or merge with any company for which audited financial statements cannot be obtained within the time period prescribed by applicable rules of the

Securities and Exchange Commission which is presently four business days from the closing date of the transaction. This requirement for readily available audited financial statement may require us to preclude a transaction with a potential candidate which might otherwise be beneficial to our stockholders.

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

EMPLOYEES

         As of March 30, 2006, we had one full-time employee, Dr. Horowitz, our president and Chief Executive Officer. Our employee is not covered by collective bargaining agreements, and we believe our relationship with our employee to be good.

OUR HISTORY

         We were incorporated on June 7, 1999 in Delaware initially under the name Caprock Corporation to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. On November 26, 1999, International Internet, Inc., a Delaware corporation, acquired 100% of our issued and outstanding stock from TPG Capital Corporation, our sole stockholder, pursuant to a stock purchase agreement in exchange for 500,000 shares of common stock of International Internet, Inc. In December 1999 Caprock was merged into International Internet with International Internet being the surviving company. Effective November 21, 2000, International Internet changed its name to Evolve One, Inc.

         Our original business was operated as a developmental stage company in Mr. Cigar, Inc. which was formed in May 1997. Mr. Cigar was in the business of licensing, selling and/or operating cigar vending machines. We formed StogiesOnline.com, Inc. in April 1999. StogiesOnline was an online distributor and retailer of brand name premium cigars within the United States. As a result of the initial success of the StogiesOnline website, we refocused our resources in 1999 into the Internet cigar sales market and other specialty goods. We sold the vending equipment and business of Mr. Cigar in December 1999. As described earlier in this section, in October 2005 we discontinued the operations of StogiesOnline.com.

         In February 1999, we formed GoldOnline.com, Inc. for the purpose of acquiring the domain name GoldOnline.com. The domain name was acquired for $25,000 and 32,000 shares of our common stock. In June 1999, we sold 100% of the issued and outstanding stock in GoldOnline.com, Inc. for 10,000,000 shares of the common stock of GoldOnline International, Inc. resulting in no gain or loss to us.

         We formed Web Humidor.com Corp. in April 1999. for the purpose of acquiring the domain name WebHumidor.com. The domain name was acquired for $3,000 and 30,000 shares of WebHumidor.com, Corp. common stock and 3,200 shares of our common stock. This subsidiary remains inactive.

         We acquired American Computer Systems ("ACS") effective September 30, 1999 for $150,000. We sold 80% of our investment effective March 31, 2001 for $500,000, and on September 11, 2001 we sold the remaining 20% interest to an ACS officer in exchange for discharge of any liabilities of ACS.

         We acquired 90% of the capital stock of TheBroadcastWeb.com, Inc. in June 1999 for $18,000 cash and 1,200 shares of our common stock. On December 14, 2001, we sold our interest to NYCLE Acquisition Corp. Under the terms of the transaction, the purchaser assumed substantially all of the on-going liabilities of TheBroadcastWeb.com, Inc. and we received certain advertising time which was valued at approximately $100,000, consisting of two ad spots per hour, per format for a two year period. The purchaser did not assume an intra-company payable or any liabilities for outstanding federal, state and local taxes as well as payroll obligations incurred prior to December 15, 2001.

         On September 28, 2001, we formed A1DiscountPerfume Inc. and in October 2001, launched a new e-commerce site specializing in men's and women's fragrances. As a result of an increase in charge backs related to the unauthorized use of credit cards by third parties to make online purchases of merchandise from A1DiscountPerfume, as well as significant competition within this market segment, as of December 31, 2004 we discontinued the operations of A1Discount Perfume Inc.

         On June 25, 2004, we purchased the URL www.Auctionstore.com for $6,500. On July 22, 2004 we formed, Auctionstore.com which was to function as an Internet-based seller of consigned merchandise whose primary medium of sales is eBay(TM). In May 2005 we formed a new subsidiary, AuctionStore Franchise Corp., to market and service franchises of AuctionStore.com. This subsidiary is inactive. As described earlier in this section, in October 2005 we discontinued the operations of AuctionStore.com.

RISK FACTORS

         Before you invest in our securities, you should be aware that there are various risks. You should consider carefully these risk factors, together with all of the other information included in this annual report before you decide to purchase our securities. If any of the following risks and uncertainties develop into actual events, our business, financial condition or results of operations could be materially adversely affected.

OUR AUDITORS HAVE RAISED SUBSTANTIAL DOUBTS AS TO OUR ABILITY TO CONTINUE AS A GOING CONCERN.

         Our consolidated financial statements have been prepared assuming we will continue as a going concern. Since inception we have experienced recurring losses from operations, which losses have caused an accumulated deficit of

$8,118,714 as of December 31, 2005. In addition, for the year ended December 31, 2005 we reported a net loss of $1,292,651. We have a working capital deficit of $2,170 at December 31, 2005 and cash on hand of $1,964. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. We anticipate that we will continue to incur losses in future periods and we will need to raise substantial amounts of capital to pay our current obligations and implement our business model. No assurances can be given that adequate financing can be obtained to meet our capital needs. If we are unable to generate profits and unable to continue to obtain financing to meet our working capital requirements, we may have to curtail our business sharply or cease operations altogether. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis, to obtain additional financing, and, ultimately, to attain profitability. Should any of these events not occur, the accompanying financial statements will be adversely effected and we may have to cease operations.

WE CURRENTLY DO NOT HAVE AN OPERATING BUSINESS, BUT ALSO DO NOT INTEND TO PURSUE A COURSE OF COMPLETE LIQUIDATION AND DISSOLUTION, AND ACCORDINGLY, THE VALUE OF YOUR SHARES MAY DECREASE.

         We currently do not have any operating business. We continue to incur operating expenses while we consider alternative operating plans. These plans may include business combinations with or investments in other operating companies, or entering into a completely new line of business. We have not yet identified any such opportunities, and thus, you will not be able to evaluate the impact of such a business strategy on the value of your stock. In addition, we cannot assure you that we will be able to identify any appropriate business opportunities. Even if we are able to identify business opportunities that our Board deems appropriate, we cannot assure you that such a strategy will provide you with a positive return on your investment, and it may in fact result in a substantial decrease in the value of your stock. These factors will substantially increase the uncertainty, and thus the risk, of investing in our shares.

WE MAY NOT BE ABLE TO IDENTIFY OR FULLY CAPITALIZE ON ANY APPROPRIATE BUSINESS OPPORTUNITIES.

         We have not yet identified any appropriate business opportunities, and, due to a variety of factors outside of our control, we may not be able to identify or fully capitalize on any such opportunities. These factors include:

         o competition from other potential acquirors and partners of and investors in potential acquisitions, many of whom may have greater financial resources than we do;

         o in specific cases, failure to agree on the terms of a potential acquisition, such as the amount or price of our acquired interest, or incompatibility between us and management of the company we wish to acquire; and

         o the possibility that we may lack sufficient capital and/or expertise to develop promising opportunities.

         Even if we are able to identify business opportunities that our Board deems appropriate, we cannot assure you that such a strategy will provide you with a positive return on your investment, and may in fact result in a substantial decrease in the value of your stock. In addition, if we enter into a combination with a business that has operating income, we cannot assure you that we will be able to utilize all or even a portion of our existing net operating loss carryover for federal or state tax purposes following such a business combination. If we are unable to make use of our existing net operating loss carryover, the tax advantages of such a combination may be limited, which could negatively impact the price of our stock and the value of your investment. These factors will substantially increase the uncertainty, and thus the risk, of investing in our shares.

BECAUSE OUR STOCK CURRENTLY TRADES BELOW $5.00 PER SHARE, AND IS QUOTED ON THE OTC BULLETIN BOARD, OUR STOCK IS CONSIDERED A "PENNY STOCK" WHICH CAN ADVERSELY AFFECT ITS LIQUIDITY.

         For so long as the trading price of our common stock is less than $5.00 per share, our common stock is considered a "penny stock," and trading in our common stock is subject to the requirements of Rule 15g-9 under the Securities Exchange Act of 1934. Under this rule, broker/dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements. The broker/dealer must make an individualized written suitability determination for the purchaser and receive the purchaser's written consent prior to the transaction.

         SEC regulations also require additional disclosure in connection with any trades involving a "penny stock," including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and its associated risks. These requirements severely limit the liquidity of securities in the secondary market because few broker or dealers are likely to undertake these compliance activities. In addition to the applicability of the penny stock rules, other risks associated with trading in penny stocks could also be price fluctuations and the lack of a liquid market. Finally, as a penny stock we may not be entitled to the protections provided by the Private Securities Litigation Reform Act of 1995.

PROVISIONS OF OUR ARTICLES OF INCORPORATION AND BYLAWS MAY DELAY OR PREVENT A TAKE-OVER WHICH MAY NOT BE IN THE BEST INTERESTS OF OUR STOCKHOLDERS.

         Provisions of our articles of incorporation and bylaws may be deemed to have anti-takeover effects, which include when and by whom special meetings of our stockholders may be called, and may delay, defer or prevent a takeover attempt. In addition, certain provisions of the Nevada Revised Statutes also may be deemed to have certain anti-takeover effects which include that control of shares acquired in excess of certain specified thresholds will not possess any voting rights unless these voting rights are approved by a majority of a corporation's disinterested stockholders.

         In addition, our articles of incorporation authorize the issuance of up to 10,000,000 shares of preferred stock with such rights and preferences as may be determined from time to time by our board of directors, of which no shares are presently issued and outstanding. Our board of directors may, without stockholder approval, issue preferred stock with dividends, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of our common stock.

ITEM 2.  DESCRIPTION OF PROPERTY

         We utilize office space provided to us under the terms of an oral agreement with Diversifax Inc., an affiliate through common control by Dr. Irwin Horowitz, our CEO. The cost of the office space is included in the monthly management fee paid to Diversifax Inc. See Part III, Item 12. Certain Relationships and Related Transactions.

ITEM 3.  LEGAL PROCEEDINGS

         We are not a party to any pending litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Our common stock is quoted on the OTC Bulletin Board under the symbol "EVLO." The following table sets forth the high and low closing sale prices for our common stock as reported on the OTCBB and for the last two fiscal years and the subsequent interim period. These prices do not include retail mark-ups, markdowns or commissions, and may not necessarily represent actual transactions.

                                                   High          Low
Fiscal 2004                                        ----          ---

First quarter ended March 31, 2004                 $0.02        $0.016
Second quarter ended June 30, 2004                 $0.05        $0.0156
Third quarter ended September 30, 2004             $0.02        $0.0148
Fourth quarter ended July 31, 2004                 $0.78        $0.0175

Fiscal 2005

First quarter ended March 31, 2005                 $0.53        $0.085
Second quarter ended June 30, 2005                 $0.07        $0.066
Third quarter ended September 30, 2005             $0.24        $0.12
Fourth quarter ended December 31, 2005             $0.13        $0.038

         On March 30, 2006, the last reported sale prices of the common stock on OTCBB was $0.057 per share. As of March 30, 2006 there were approximately 2,000 stockholders of record of the common stock.

         DIVIDEND POLICY

         We have never paid cash dividends on our common stock. Under Delaware law, we may declare and pay dividends on our capital stock either out of our surplus, as defined in the relevant Delaware statutes, or if there is no such surplus, out of our net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. If, however, the capital of our company, computed in accordance with the relevant Delaware statutes, has been diminished by depreciation in the value of our property, or by losses, or otherwise, to an amount less than the aggregate amount of the capital represented by the issued and outstanding stock of all classes having a preference upon the distribution of assets, we are prohibited from declaring and paying out of such net profits any dividends upon any shares of our capital stock until the deficiency in the amount of capital represented by the issued and outstanding stock.

         RECENT SALES OF UNREGISTERED SECURITIES

         None.

         SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

         The following table sets forth securities authorized for issuance under equity compensation plans, including individual compensation arrangements, by us under our Evolve One, Inc. Stock Option Plan and any compensation plans not previously approved by our stockholders as of December 31, 2005 which includes our 2005 Equity Compensation Plan.

                                                                   Weighted
                                            Number of              average          Number of
                                            securities to be       exercise         securities remaining
                                            issued upon            price of         available for future
                                            exercise of            outstanding      issuance under equity
                                            of outstanding         options,         compensation plans
                                            options, warrants      warrants         (excluding securities
Plan category                               and rights             and rights       reflected in column (a))
                                            (a)                    (b)              (c)
-------------                               -----------------      -----------      ------------------------
Plans approved by our stockholders  (1)      2,896,000             $0.526            4,952,000

Plans not approved by our stockholders(2)   81,125,000             $0.279           73,875,000

__________
(1) Includes our Evolve One, Inc. Stock Option Plan.

(2) Includes 26,125,000 shares underlying options granted under our 2005 Equity Compensation Plan and options to purchase 55,000,000 shares of our common stock granted to Dr. Horowitz which are not included in either plan.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following analysis of our results of operations and financial condition should be read in conjunction with the accompanying consolidated financial statements for the year ended December 31, 2005 and notes thereto appearing elsewhere in this annual report.

OVERVIEW

         During the fiscal year ended December 31, 2005 our operations consisted of two Internet-based businesses, StogiesOnline.com and AuctionStore.com. StogiesOnline.com was an online distributor and retailer of brand name premium cigars. AuctionStore.com was an eBay(R) Trading Assistant and Internet-based seller of consigned merchandise whose primary medium of sales is eBay(R). While we reported sales from these operations of $114,904 for the nine months ended September 30, 2005, as a result of competition in the marketplace and a lack of sufficient working capital, during October 2005 we determined that our business model was unprofitable and decided to discontinue the balance of our operations. As described earlier in this annual report we intend to seek to acquire assets or shares of an entity actively engaged in business which generates revenues, in exchange for our securities. Our ability to continue as a going concern is dependent on our ability to identify and close a business combination with an operating entity. We have not yet identified any such opportunities, and we cannot assure you that we will be able to identify any appropriate business opportunities, or, if identified, that we will be able to close a transaction which is inevitably beneficial to our stockholders. In addition, as it is likely that if we enter into a business combination the structure of the transaction will be such that the approval of our stockholders is not necessary before the transaction is closed. As such, our stockholders are relying entirely upon the judgment of our management in structuring a transaction which provides some benefit to our stockholders.

RESULTS OF OPERATIONS

FISCAL YEAR ENDED DECEMBER 31, 2005 ("FISCAL 2005") AS COMPARED TO THE FISCAL YEAR ENDED DECEMBER 31, 2004 ("FISCAL 2004")

                                                                         Increase/         Increase/
                                         Fiscal 2005    Fiscal 2004      (Decrease)        (Decrease)
                                                                       $ 2005 vs 2004    % 2005 vs 2004
                                         -----------    -----------    --------------    --------------
Operating expenses:
   Stock compensation expenses .......       536,796              0         536,796            100%
   Selling, general and
       administrative expenses .......       149,979        779,752        (629,773)        (80.8)%
                                         -----------    -----------     -----------
Total operating expenses .............       686,775        779,752         (92,977)        (11.9)%

                                         -----------    -----------     -----------          -----
Loss from continuing operations ......      (686,775)      (779,752)        (92,977)        (11.9)%

Other income (expense) ...............             0         13,662          13,662            100%
----------------------

Loss from discontinued operations ....      (605,876)      (560,909)         44,967            8.0%

                                         ===========    ===========     ===========          =====
Net loss .............................   $(1,292,651)   $(1,326,999)    $   (34,348)         (2.6)%
                                         ===========    ===========     ===========          =====


         Total operating expenses for fiscal 2005 were $686,775, a decrease of $92,977, or approximately 11.9%, from fiscal 2004. Included in total operating expenses for fiscal 2005 were:

         o Stock compensation expense of $536,796 which was primarily attributable to stock issued to Diversifax Inc. valued at $527,728 as compensation for services to us. As we presently have no sources of revenues and minimal assets, we entered into an arrangement with this company which is controlled by our principal stockholder to provide us with management and other administrative services. We issued that company an aggregate of 6,868,916 shares of our common stock during fiscal 2005 as compensation for these services. We did not have comparable expenses in fiscal 2004 and do not anticipate incurring similar expenses during fiscal 2006.

         o Selling, general and administrative expenses, which includes salaries, rent and other overhead expenses, professional fees and similar general operating expenses, was $149,979 for fiscal 2005, a decrease of $629,773, or approximately 80.8%, from fiscal 2004. A significant portion of this decrease is attributable to inclusion of certain of the traditional SG&A expenses in the stock based compensation expense represented by the management and administrative fees paid to the company controlled by our principal stockholder as described above.

         We reported total other income in fiscal 2005 of $0 as compared to $13,662 in fiscal 2004. Total other income for fiscal 2004 represented investment income. We did not have comparable transactions in fiscal 2005 and we do not anticipate that we will have comparable expenses in fiscal 2006 based upon our current operations.

LIQUIDITY AND CAPITAL RESOURCES

         Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At December 31, 2005 we had cash on hand of $1,964 and a working capital deficit of $2,170.

         Net cash used in operating activities for fiscal 2005 was $514,600 as compared to net cash used in operating activities of $548,723 for fiscal 2004. Included in the changes between fiscal 2005 and fiscal 2004 were:

         o stock issued for services was $536,796 for fiscal 2005 which primarily represented the value of the stock issued to the company controlled by our principal stockholder as compensation for management and administrative services. We did not have a comparable expense in fiscal 2004,

         o accrued salaries decreased $248,074 in fiscal 2005 from fiscal 2004 as we did not have comparable expenses in fiscal 2005, and

         o discontinued operations, net increased $241,195 for fiscal 2005 from fiscal 2004 as a result of the wind down of our operations in the third quarter of fiscal 2005.

         Net cash used in investing activities for fiscal 2005 was $1,000 as compared to net cash provided by investing activities of $576,135 for fiscal 2004. The change from period to period is primarily attributable to a reduction of $110,205 in capital expenditures in fiscal 2005 from fiscal 2004, as well as the loans we made to an affiliate entity in fiscal 2004 for which there were no comparable transactions in fiscal 2005.

         Net cash provided by financing activities increased $310,100 for fiscal 2005 from fiscal 2004 and reflects the increase in cash we received from the exercise of stock options, the sale of our securities and proceeds from a loan.

         At December 31, 2005 we had an accumulated deficit of $8,118,714. The report from our independent registered public accounting firm on our audited financial statements at December 31, 2005 contains an explanatory paragraph regarding doubt as to our ability to continue as a going concern as a result of our significant recurring losses from operations since inception and our accumulated deficit. As discussed earlier in this report, in October 2005 we discontinued our operations and are now seeking to acquire assets or shares of an entity actively engaged in business which generates revenues, in exchange for our securities. We cannot predict when, if ever, we will be successful in this venture and, accordingly, we may be required to cease operations at any time. We do not have sufficient working capital to pay our operating costs for the next 12 months and we will require additional funds to pay our legal, accounting and other fees associated with our company and its filing obligations under federal securities laws, as well as to pay our other accounts payable generated in the ordinary course of our business. We have no commitments from any party to provide such funds to us. If we are unable to obtain additional capital as necessary until such time as we are able to conclude a business combination, we will be unable to satisfy our obligations and otherwise continue to meet our reporting obligations under federal securities laws. In that event, our stock would no longer be quoted on the OTC Bulletin Board and our ability to consummate a business combination with upon terms and conditions which would be beneficial to our existing stockholders would be adversely affected.

CRITICAL ACCOUNTING POLICIES

         Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by management's applications of accounting policies. Critical accounting policies for our company include the following:

         Accounting for Stock Based Compensation - We account for stock based compensation utilizing Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), which encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. We have chosen to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the estimated fair market value of our stock at the date of the grant over the amount an employee must pay to acquire the stock. We have adopted the "disclosure only" alternative described in SFAS 123 and SFAS 148 (See Recent Accounting Pronouncements), which require pro forma disclosures of net income and earnings per share as if the fair value method of accounting had been applied.

NEW ACCOUNTING STANDARDS

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

ITEM 7.  FINANCIAL STATEMENTS

         Our financial statements are contained in pages F-1 through F-20, which appear at the end of this annual report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On April 11, 2005, we dismissed Goldstein Lewin & Co. as our independent registered public accounting firm. Goldstein Lewin & Co. had been the independent registered public accounting firm for and audited our consolidated financial statements as of December 31, 2004 and 2003. The reports of Goldstein Lewin & Co. on our financial statements for the past two fiscal years contained no adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles, except such reports were modified as to the effects, if any, for adjustments related to the verification of shares of an investment held by us and an explanatory paragraph relating to our ability to continue as a "going concern" as a result of our continuing losses and accumulated deficit and lack of sufficient capital for completion of its business plan. The decision to change accountants was approved unanimously by the Board of Directors.

         In connection with the audit for the two most recent fiscal years and in connection with Goldstein Lewin & Co.'s review of the subsequent interim periods preceding dismissal on April 11, 2005, there have been no disagreements between our company and Goldstein Lewin & Co. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Goldstein Lewin & Co., would have caused Goldstein Lewin & Co. to make reference thereto in their report on our financial statements for these fiscal years. During the two most recent fiscal years and prior to the date hereof, we had no reportable events (as defined in Item 304(a)(1) of Regulation S-B).

         On April 13, 2005 we engaged Webb & Company, P.A. as our independent registered public accounting firm. We had not consulted with Webb & Company, P.A. regarding the application of accounting principles to any contemplated or completed transactions nor the type of audit opinion that might be rendered on our financial statements, and neither written nor oral advice was provided that would be an important factor considered by us in reaching a decision as to an accounting, auditing or financial reporting issues.

ITEM 8A. CONTROLS AND PROCEDURES

         In September 2005 we restated our Consolidated Balance Sheet at December 31, 2004 and Consolidated Statement of Operations, Consolidated Statement of Stockholders' Equity and Consolidated Statement of Cash Flows for the years ended December 31, 2004 and 2003 . In September 2005 we also restated our Condensed Consolidated Balance Sheet (unaudited) at March 31, 2005. These restatements were made to reflect a change in certain marketable securities to recognize the other-than-temporary impairment on these marketable equity securities in 2002. The restatements resulted from comments from the staff of the Securities and Exchange Commission.

         Because of this accounting error, our management, which includes our Chief Executive Officer who also serves as our principal financial and accounting officer, previously determined that a deficiency in our internal controls existed related to the accounting for unrealized gain from marketable securities. Specifically, we did not have adequate controls over the presentation of unrealized gain from marketable securities. Accordingly, management determined that this control deficiency constituted a material weakness. A material weakness is a control deficiency, or combination of control deficiencies, that results is a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Subsequent to these restatements our management believes that we have taken the steps necessary to eliminate this material weakness. As described elsewhere herein we have subsequently discontinued our operations and now have one person, our CEO, responsible for all accounting functions within our company. As a result, there is an inherent weakness in our internal controls at December 31, 2005 which will continue until such time as we expand our employee base and maintain a sufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the application of generally accepted accounting principles which is commensurate with our financial reporting requirements.

         Our Chief Executive Officer, who also serves as our principal financial and accounting officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of a date (the "Evaluation Date") as of the end of the period covered by the report. Based upon that evaluation, our Chief Executive Officer has concluded that our disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy our disclosure obligations under the Exchange Act. Other than the changes discussed above, based upon the foregoing evaluation there have been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

EXECUTIVE OFFICERS AND DIRECTORS

NAME                     AGE     POSITION
----                     ---     --------
Dr. Irwin Horowitz       68      Director, Chief Executive Officer and President

         Dr. Irwin Horowitz. Dr. Horowitz has been a member of our Board of Directors since November 2004 and has served as President and Chief Executive Officer since January 2005. Dr. Horowitz previously served as a member of our Board of Directors from 1998 until 2000. Since 1992, Dr. Horowitz has been the Chairman of the Board, Chief Executive Officer and the President of Diversifax Inc. (Pink Sheets: DFAX) and Dr. Horowitz serves as Chairman of the Board and President of IMSG Systems, Inc. and certain affiliated companies that were acquired by Diversifax. Diversifax conducts business as IMSG Systems and certain affiliated companies in the coin-operated copier business. Dr. Horowitz received his podiatry degree from the M.J. Lewis College of Podiatric Medicine in 1959.

DIRECTORS' COMPENSATION

         While we do not have an established compensation policy for our directors, from time to time we may issue members of our Board of Directors options as compensation for their services to us in those positions. During fiscal 2005 we issued an aggregate of 100,000 shares of our common stock valued at $9,000 to Messrs. Robert Sands and Lonnie Sciambi, who were then members of our Board of Directors, as compensation for their services.

DIRECTOR INDEPENDENCE, AUDIT COMMITTEE OF THE BOARD OF DIRECTORS AND AUDIT COMMITTEE FINANCIAL EXPERT

         As our Board of Directors is comprised of only one individual we do not have any directors who are "independent" within the meaning of definitions established by the Securities and Exchange Commission. We anticipate that if we are successful in closing a business combination with an operating entity, that our future Board of Directors will include members who are independent. We do not currently have any committees of our Board of Directors. We are not currently subject to any law, rule or regulation requiring that all or any portion of our Board of Directors include "independent" directors, nor are we required to establish or maintain an Audit Committee of our Board of Directors.

         Our sole director is not an "audit committee financial expert" within the meaning of Item 401(e) of Regulation S-B. In general, an "audit committee financial expert" is an individual member of the audit committee or Board of Directors who:

         o understands generally accepted accounting principles and financial statements,

         o is able to assess the general application of such principles in connection with accounting for estimates, accruals and reserves,

         o has experience preparing, auditing, analyzing or evaluating financial statements comparable to the breadth and complexity to our financial statements,

         o  understands internal controls over financial reporting, and

         o  understands audit committee functions.

CODE OF ETHICS

         Effective November 18, 2002, our Board of Directors adopted a Code of Business Conduct and Ethics that applies to, among other persons, our President (being our principal executive officer) as well as all employees. As adopted, our Code of Business Conduct and Ethics sets forth written standards that are designed to deter wrongdoing and to promote:

         o honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

         o full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the SEC and in other public communications made by us;

         o  compliance with applicable governmental laws, rules and regulations;

         o the prompt internal reporting of violations of the Code of Business Conduct and Ethics to an appropriate person or persons identified in the Code of Business Conduct and Ethics; and

         o accountability for adherence to the Code of Business Conduct and Ethics.

         Our Code of Business Conduct and Ethics requires, among other things, that all of our company's personnel are accorded full access to our President with respect to any matter that may arise relating to the Code of Business Conduct and Ethics. Further, all of our company's personnel are to be accorded full access to our Board of Directors if any such matter involves an alleged breach of the Code of Business Conduct and Ethics by our President.

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

         We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to Post Office Box 859, Tallevast, Florida 34270.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(d) of the Securities Exchange Act of 1934, as amended, during the fiscal year ended December 31, 2005 and Forms 5 and amendments thereto furnished to us with respect to the fiscal year ended December 31, 2005, as well as any written representation from a reporting person that no Form 5 is required, we are aware that the above Board members failed to file on a timely basis, as disclosed in the aforementioned Forms, reports required by Section 16(a) of the Securities Exchange Act of 1934 during the fiscal year ended December 31, 2005 other than:

         o Dr. Horowitz failed to timely file a Form 4 following the granting of options to purchase 5,000,000 shares of our common stock in March 2005, a Form 4 to following the purchase in a private transaction of 6,000,000 shares of our common stock and common stock purchase warrants to purchase an additional 6,000,000 shares of common stock in June 2005.

         o Mr. Lonnie L. Sciambi, who served as a member of our Board of Directors in fiscal 2005, who failed to file his initial Form 3 upon joining the Board and a Form 4 following the issuance of 50,000 shares of common stock to him in October 2005.

         o Mr. Robert Sands, who also served as a member of our Board of Directors in fiscal 2005, who failed to file a Form 4 related to his purchase in a private transaction of 6,000,000 shares of our common stock and common stock purchase warrants to purchase an additional 6,000,000 shares of our common stock in September 2005 and a Form 4 following the issuance of 50,000 shares of common stock to him in October 2005.

ITEM 10. EXECUTIVE COMPENSATION

         The following table summarizes all compensation recorded by us in each of the last three fiscal years for our Chief Executive Officer and each other executive officers serving as such (the "Named Executive Officers") whose annual compensation exceeded $100,000.

                                          SUMMARY COMPENSATION TABLE
                               Annual Compensation                       Long-term Compensation
                      --------------------------------------   ---------------------------------------------
Name                                                 Other                  Securities             All other
and                                                 Annual     Restricted   underlying    LTIP      compen-
principal             Fiscal    Salary    Bonus     Compen-      stock       options/    payouts    sation
position              Year        ($)      ($)     sation($)    awards($)     SARs(#)      ($)        ($)
-------------------   ------   --------   ------   ---------   ----------   ----------   -------   ---------
Irwin Horowitz (1)    2005     $ 12,000   $    0      $0          $0        55,000,000     $0         $0

Gary Schultheis (2)   2005     $  2,000   $    0      $0          $0        10,000,000     $0         $0
                      2004     $     (4)  $    0      $0          $0            32,000     $0         $0
                      2003     $100,000   $5,572      $0          $0                 0     $0         $0

Herbert Tabin (3)     2005     $  2,000   $    0      $0          $0        10,000,000     $0         $0
                      2004     $     (4)  $    0      $0          $0            32,000     $0         $0
                      2003     $100,000   $5,572      $0          $0                 0     $0         $0

__________
(1) Dr. Horowitz has served as our President and Chief Executive Officer since January 22, 2005. In January 2005 we granted Dr. Horowitz options to purchase 50,000,000 shares of our common stock with an exercise price of $0.30 per share expiring in January 2013 valued at $3,500,000 and in March 2005 we granted him options to purchase 5,000,000 shares of our common stock with an exercise price of $0.001 per share valued at $700,000 as additional compensation. Excludes compensation paid to Diversifax Inc., a company of which Dr. Horowitz is an officer, director and principal shareholder, under the terms of a management agreement. See "Item 12. Certain Relationships and Related Transactions" appearing later in this annual report.

(2) Mr. Schultheis served as our President from February 1998 until January 2005. As compensation under the Separation and Severance Agreement entered into with Mr. Schultheis in January 2005 we paid him $6,144 and issued him options to purchase 10,000,000 shares of our common stock at an exercise price of $0.30 expiring in January 2013 which were valued at $700,000. During fiscal 2004 we granted Mr. Schultheis options to purchase 32,000 shares of our common stock with an exercise price of $.0016375 per share expiring in January 2009 as additional compensation.

(3) Mr. Tabin served as our Director of Marketing from February 1998 until January 2005. As compensation under the Separation and Severance Agreement entered into with Mr. Tabin in January 2005 we paid him $6,144 and issued him options to purchase 10,000,000 shares of our common stock at an exercise price of $0.30 expiring in January 2013 which were valued at $700,000. During fiscal 2004 we granted Mr. Tabin options to purchase 32,000 shares of our common stock with an exercise price of $.0016375 per share expiring in January 2009 as additional compensation.

(4) In 2004 and 2003 we accrued $248,074 and $230,000 in salaries for Messrs. Schultheis and Tabin in accordance with the terms of their employment agreement. On December 20, 2004 Messrs. Schultheis and Tabin forgave $478,074 of these accrued salaries.

EMPLOYMENT AGREEMENTS

         On January 26, 2005 we entered into a three year employment agreement with Dr. Irwin Horowitz to serve as our President and Chief Executive Officer. Under the terms of the agreement Dr. Horowitz is to receive an annual salary of $12,000 per year, reimbursement of his expenses, including travel and lodging costs until such as time as he relocates his principal residence to the location of our offices, and an automobile allowance of up to $1,500 on a monthly basis. In addition, we granted Dr. Horowitz an option to purchase up to 50,000,000 shares of common stock exercisable at $0.30 per share and expiring January 26, 2013. The agreement may be extended for successive one year terms. Dr. Horowitz's employment will terminate in the event of his death or disability, in which event we are obligated to pay Dr. Horowitz or his estate a sum equal to two months salary. In addition, we can terminate the agreement for "cause" which is defined to include (i) committing or participating in an injurious act of gross neglect or embezzlement against our company, (ii) committing or participating in any other injurious act or omission wantonly, willfully, recklessly or in a manner which was grossly negligent against our company, monetarily or otherwise, (iii) engaging in a criminal enterprise involving moral turpitude or (iv) conviction of an act or acts constituting a felony under the laws of the United States or any state thereof. In the event we should terminate Dr. Horowitz's agreement for cause we are obligated to pay him a sum equal to 20 days salary. We can also terminate the agreement without cause upon three months' notice to Dr. Horowitz and in such event are obligated to pay Dr. Horowitz his salary and benefits through the expiration of the initial term of the employment agreement. The agreement may also be terminated by the mutual consent of both parties in which event we would owe Dr. Horowitz a lump sum equal to 20 days salary.

SEPARATION AND SEVERANCE AGREEMENTS

         In January 2002, we entered into employment agreements with Mr. Gary Schultheis, our then President, and Mr. Herb Tabin, our then Director of Marketing. The terms of the contracts were identical and expired in January 2009. The annual salary under each of the agreements was $150,000, which was to be increased by 10% each year, and provided for the annual granting of stock options to purchase 32,000 shares of our common stock at an exercise price of the average of closing price for the five trading days preceding the anniversary date less 15% percent each year.

         On January 26, 2005 Messrs. Schultheis and Tabin each entered into separate Separation and Severance Agreements with us pursuant to which they provided their resignations and also agreed to the termination of their employment agreements. Each individual received options to purchase up to 10,000,000 shares of common stock at an exercise price of $0.30 per share expiring January 26, 2013, and both were paid the sum of $6,144 to defray health insurance premiums for the ensuing six months. The Separation and Severance Agreements contain restrictions against either Messrs. Schultheis or Tabin soliciting or doing business with our past or current customers for a period of three years. We also agreed to indemnify each of Messrs. Schultheis and Tabin in any matters arising from their employment with our company, subject to certain limitations.

STOCK OPTION INFORMATION

         The following table sets forth certain information with respect to stock options granted in fiscal 2005 to the Named Executive Officers.

                         OPTION GRANTS IN YEAR ENDED DECEMBER 31, 2005
                                      (INDIVIDUAL GRANTS)
                      NO. OF SECURITIES     % OF TOTAL OPTIONS/SARs
                      UNDERLYING OPTIONS     GRANTED TO EMPLOYEES      EXERCISE     EXPIRATION
     NAME                SARs GRANTED          IN FISCAL YEAR           PRICE          DATE
     ----             ------------------    -----------------------    --------    ------------
Dr. Irwin Horowitz        55,000,000                 66.9%             (1)         (1)
Gary Schultheis           10,000,000                 12.2%             $0.30       January 2013
Herb Tabin                10,000,000                 12.2%             $0.30       January 2013

__________
(1) Includes options to purchase 50,000,000 shares of our common stock with an exercise price of $0.30 per share expiring in January 2013 and options to purchase 5,000,000 shares of our common stock with an exercise price of $0.001 expiring in March 2013.

         The following table sets forth certain information regarding stock options held as of December 31, 2005 by the Named Executive Officers.

                        AGGREGATE OPTION EXERCISES IN YEAR ENDED DECEMBER 31, 2005
                                        AND YEAR-END OPTION VALUES
                                                    NO. OF SECURITIES
                                                 UNDERLYING UNEXERCISED         VALUE OF UNEXERCISED
                       SHARES                         OPTIONS AT               IN-THE-MONEY OPTIONS AT
                      ACQUIRED      VALUE          DECEMBER 31, 2005             DECEMBER 31, 2005(1)
                         ON       REALIZED    ---------------------------    ---------------------------
NAME                  EXERCISE        $       EXERCISABLE   UNEXERCISABLE    EXERCISABLE   UNEXERCISABLE
----                  --------    --------    -----------   -------------    -----------   -------------
Dr. Irwin Horowitz     32,000       $0        55,000,000          0           $230,000          n/a
Gary Schultheis             0       n/a       10,000,000          0           $     (1)         n/a
Herb Tabin                  0       n/a       10,000,000          0           $     (1)         n/a

__________
(1) The dollar value of the unexercised in-the-money options is calculated based upon the difference between the option exercise price and $0.047 per share, being the last sale price of our common stock on December 31, 2005 as reported by the OTC Bulletin Board. As the exercise price of the outstanding options are $0.30 per share, based upon the trading price of our common stock on December 31, 2005 none of these outstanding options are in the money at December 31, 2005.

(2) Dr. Horowitz holds options to purchase 50,000,000 shares of common stock with an exercise price of $0.30 per share which were out of the money at December 31, 2005 and options to purchase 5,000,000 shares of common stock with an exercise price of $0.001 per share which were valued at $230,000 at December 31, 2005.

STOCK OPTION PLANS

         We presently have two stock option plans, our Evolve One, Inc. Stock Option Plan (the "1999 Plan") and our 2005 Equity Compensation Plan (the "2005 Plan"). The purpose of the each of the 1999 Plan and the 2005 Plan is to advance the interests of our company by providing an incentive to attract, retain and motivate highly qualified and competent persons who are important to us and upon whose efforts and judgment the success of our company is largely dependent, including our officers and directors, key employees, consultants and independent contractors. Our officers, directors, key employees and consultants are eligible to receive awards under the each of the plans. Only our employees are eligible to receive incentive options.

         Both plans are administered by our Board of Directors. The Board of Directors determines, from time to time, those of our officers, directors, employees and consultants to whom plan options will be granted, the terms and provisions of the plan options, the dates such plan options will become exercisable, the number of shares subject to each plan option, the purchase price of such shares and the form of payment of such purchase price. All other questions relating to the administration of either plan, and the interpretation of the provisions thereof are to be resolved at the sole discretion of the Board of Directors.

         The Board of Directors may amend, suspend or terminate either the 1999 Plan or the 2005 Plan at any time, except that no amendment shall be made which:

         o increases the total number of shares subject to the plan or changes the minimum purchase price therefore (except in either case in the event of adjustments due to changes in our capitalization),

         o  affects outstanding options or any exercise right thereunder,

         o  extends the term of any option beyond 10 years, or

         o  extends the termination date of the plan.

         Unless the plan is earlier suspended or terminated by the Board of Directors, each plan terminates 10 years from the date of the plan's adoption. Any termination of the plan does not affect the validity of any options previously granted thereunder.

Evolve One, Inc. Stock Option Plan

         In November 1999, our Board of Directors adopted our 1999 Plan, which was approved by a majority of the stockholders at a meeting on November 11, 1999. Under the 1999 Plan we initially reserved 25,000,000 shares of common stock for the grant of qualified incentive options or non-qualified options. On January 31, 2003 we effected a one-for-250 reverse stock split which had the effect of proportionately reducing both the number of shares of our common stock available for issuance under the 1999 Plan as well as the number of shares of common stock issuable upon the exercise of the then outstanding options. As a result of the reverse stock split, we had 100,000 shares reserved for issuance under the 1999 Plan. Effective December 6, 2004 the holders of a majority of our issued and outstanding common stock adopted and amendment to the 1999 Plan to ratify the increase the number of shares of common stock issuable under the 1999 Plan to our employees, directors and advisors from 100,000 shares to 1,000,000 shares. Pursuant to the plan amendment, the number of shares available for issuance under the 1999 Plan was further increased to 8,000,000 shares on the 8:1 forward split which was also effective on that date. Other than increasing the number of shares of our common stock available for issuance under the 1999 Plan, there are no changes to the terms or conditions of the 1999 Plan. On December 31, 2005 we had options to purchase an aggregate of 2,896,000 shares of common stock outstanding under the 1999 Plan at exercise prices ranging from $0.000125 to $0.5625 per share.

         The term of each option and the manner in which it may be exercised is determined by the Board of Directors, provided that no option may be exercisable more than 10 years after the date of its grant and, in the case of an incentive option granted to an eligible employee owning more than 10% of our common stock, no more than five years after the date of the grant.

         Plan options granted under the 1999 Plan may either be options qualifying as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), or options that do not so qualify. Any incentive option granted under the 1999 Plan must provide for an exercise price of not less than 100% of the fair market value of the underlying shares on the date of such grant, but the exercise price of any incentive option granted to an eligible employee owning more than 10% of our common stock must be at least 110% of such fair market value as determined on the date of the grant. Non-qualified options must provide for an exercise price of not less than 85% of the fair market value of our common stock on the date of grant.

         The per share purchase price of shares subject to options granted under the 1999 Plan may be adjusted in the event of certain changes in our capitalization, but any such adjustment will not change the total purchase price payable upon the exercise in full of options granted under the 1999 Plan. All options are nonassignable and nontransferable, except by will or by the laws of descent and distribution and, during the lifetime of the optionee, may be exercised only by such optionee. Previously granted options are subject to early termination in the event of the death, disability or mental incapacity of the option holder, or in the instance of options granted to employees, the termination of that employee's employment with our company.

2005 Equity Compensation Plan

         On May 6, 2005, our Board of Directors authorized the2005 Plan covering 100,000,000 shares of common stock. In the event the 2005 Plan is not approved by our stockholders prior to May 6, 2006, the 2005 Plan will not be invalidated, however, in the absence of stockholder approval, incentive stock options may not be awarded under the 2005 Plan and any incentive stock options previously awarded under the 2005 Plan shall be converted into non-qualified options upon terms and conditions determined by the Board, as nearly as is reasonably practicable in its sole determination, the terms and conditions of the incentive stock options being so converted. As of December 31, 2005 we had options to purchase an aggregate of 27,250,000 shares of common stock outstanding under the 2005 Plan at exercise prices ranging from $0.075 to $0.30 per share.

         Plan options under the 2005 Plan may also either be options qualifying as incentive stock options under Code or non-qualified options. In addition, the 2005 Plan allows for the inclusion of a reload option provision, which permits an eligible person to pay the exercise price of the option with shares of common stock owned by the eligible person and receive a new option to purchase shares of common stock equal in number to the tendered shares. Furthermore, compensatory stock amounts may also be issued. Additionally, deferred stock grants and stock appreciation rights may also be granted under the 2005 Plan. Any incentive option granted under the 2005 Plan must provide for an exercise price of not less than 60% of the fair market value of the underlying shares on the date of grant, but the exercise price of any incentive option granted to an eligible employee owning more than 10% of our outstanding common stock must not be less than 110% of fair market value on the date of the grant.

         Subject to the limitation on the aggregate number of shares issuable under the 2005 Plan, there is no maximum or minimum number of shares as to which a stock grant or plan option may be granted to any person. Shares used for stock grants and plan options may be authorized and unissued shares or shares reacquired by us, including shares purchased in the open market. Shares covered by plan options which terminate unexercised will again become available for grant as additional options, without decreasing the maximum number of shares issuable under the 2005 Plan, although such shares may also be used by us for other purposes.

         The 2005 Plan provides that, if our outstanding shares are increased, decreased, exchanged or otherwise adjusted due to a share dividend, forward or reverse share split, recapitalization, reorganization, merger, consolidation, combination or exchange of shares, an appropriate and proportionate adjustment shall be made in the number or kind of shares subject to the plan or subject to unexercised options and in the purchase price per share under such options. Any adjustment, however, does not change the total purchase price payable for the shares subject to outstanding options. In the event of our proposed dissolution or liquidation, a proposed sale of all or substantially all of our assets, a merger or tender offer for our shares of common stock, the Board of Directors may declare that each option granted under the plan shall terminate as of a date to be fixed by the Board of Directors; provided that not less than 30 days written notice of the date so fixed shall be given to each participant holding an option, and each such participant shall have the right, during the period of 30 days preceding such termination, to exercise the participant's option, in whole or in part, including as to options not otherwise exercisable.

         The 2005 Plan provides that, with respect to incentive stock options, the aggregate fair market value (determined as of the time the option is granted) of the shares of common stock, with respect to which incentive stock options are first exercisable by any option holder during any calendar year shall not exceed $100,000. The purchase price for shares subject to incentive stock options must be at least 100% of the fair market value of our common stock on the date the option is granted, except that the purchase price must be at least 110% of the fair market value in the case of an incentive option granted to a person who is a "10% stockholder." A "10% stockholder" is a person who owns (within the meaning of Section 422(b)(6) of the Code of 1986) at the time the incentive option is granted, shares possessing more than 10% of the total combined voting power of all classes of our outstanding shares. The 2005 Plan provides that fair market value shall be determined by the Board in accordance with procedures which it may from time to time establish. If the purchase price is paid with consideration other than cash, the Board will determine the fair value of such consideration to us in monetary terms. The exercise price of non-qualified options shall be determined by the Board of Directors, but cannot be less than the par value of our common stock on the date the option is granted.

         All plan options which are Incentive Stock Options are nonassignable and nontransferable, except by will or by the laws of descent and distribution, and during the lifetime of the optionee, may be exercised only by such optionee, except as provided by the board of the Committee. If an optionee shall die while our employee or within three months after termination of employment by us because of disability, or retirement or otherwise, such options may be exercised, to the extent that the optionee shall have been entitled to do so on the date of death or termination of employment, by the person or persons to whom the optionee's right under the option pass by will or applicable law, or if no such person has such right, by his executors or administrators. Options are also subject to termination by the Board under certain conditions.

         In the event of termination of employment because of death while an employee, or because of disability, the optionee's options may be exercised not later than the expiration date specified in the option or one year after the optionee's death, whichever date is earlier, or in the event of termination of employment because of retirement or otherwise, not later than the expiration date specified in the option or one year after the optionee's death, whichever date is earlier. If an optionee's employment by us terminates because of disability and such optionee has not died within the following three months, the options may be exercised, to the extent that the optionee shall have been entitled to do so at the date of the termination of employment, at any time, or from time to time, but not later than the expiration date specified in the option or one year after termination of employment, whichever date is earlier. If an optionee's employment shall terminate for any reason other than death or disability, optionee may exercise the options to the same extent that the options were exercisable on the date of termination, for up to three months following such termination, or on or before the expiration date of the options, whichever occurs first. In the event that the optionee was not entitled to exercise the options at the date of termination or if the optionee does not exercise such options (which were then exercisable) within the time specified herein, the options shall terminate. If an optionee's employment shall terminate for any reason other than death, disability or retirement, all right to exercise the option shall terminate not later than 90 days following the date of such termination of employment, except as otherwise provided under the plan. Non-qualified options are not subject to the foregoing restrictions unless specified by the Board of Directors or Committee.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         At March 30, 2006, there were 52,451,348 shares of our common stock issued and outstanding. The following table sets forth, as of that date information known to us relating to the beneficial ownership of these shares by:

         - each person who is the beneficial owner of more than 5% of the outstanding shares of the class of stock;

         -  each director;

         -  each executive officer; and

         -  all executive officers and directors as a group.

         Unless otherwise indicated, the business address of each person listed is in care of Post Office Box 859, Tallevast, Florida 34270. We believe that all persons named in the table have sole voting and investment power with respect to all shares beneficially owned by them. Under securities laws, a person is considered to be the beneficial owner of securities he owns and that can be acquired by him within 60 days from March 30, 2006 upon the exercise of options, warrants, convertible securities or other understandings. We determine a beneficial owner's percentage ownership by assuming that options, warrants or convertible securities that are held by him, but not those held by any other person and which are exercisable within 60 days of that date have been exercised or converted.

Name of                              Amount and Nature of         Percentage
Beneficial Owner                     Beneficial Ownership          of Class
----------------                     --------------------          --------
Dr. Irwin Horowitz(1) ...............     86,170,503                 72.1%
All officers and directors as
  a group (one person)(1) ...........     86,170,503                 72.1%
Robert Sands (2) ....................     12,050,000                 20.6%
Diversifax, Inc. (3) ................     18,848,916                 32.2%
Gary J. Schultheis (4) ..............     18,145,096                 29.1%
Herbert Tabin (4) ...................     17,102,560                 27.4%
_________
* represents less than 1%

(1) Includes 6,321,587 shares of our common stock presently outstanding together with options to purchase 55,000,000 shares of our common stock with exercise prices ranging from $0.001 to $0.30 per share and common stock purchase warrants to purchase 6,000,000 shares of our common stock with exercise prices ranging from $0.075 to $0.15 per share owned individually by Dr. Horowitz and 12,848,916 shares of our common stock presently outstanding together with common stock purchase warrants to purchase 6,000,000 shares of our common stock with exercise prices ranging from $0.075 to $0.15 per share owned of record by Diversifax, Inc. Dr. Horowitz holds voting and dispositive control over the securities held by Diversifax, Inc.

(2) Includes 6,050,000 shares of our common stock presently outstanding together with common stock purchase warrants to purchase 6,000,000 shares of our common stock with exercise prices ranging from $0.075 to $0.15 per share. Mr. Sands served as a member of our Board of Directors in fiscal 2005.

(3) Includes 12,848,916 shares of our common stock presently outstanding together with common stock purchase warrants to purchase 6,000,000 shares of our common stock with exercise prices ranging from $0.075 to $0.15 per share. See footnote 1 above.

(4) Includes options to purchase 10,000,000 shares of our common stock with an exercise price of $0.30 per share. The number of shares owned by Mr. Tabin excludes securities held by Onspan Networking, Inc., a publicly-held company of which Mr. Tabin is Chairman of the Board and Chief Executive Officer.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         On March 15, 2005, we entered into a Management Agreement with Diversifax Inc. Dr. Irwin Horowitz, a principal stockholder and our Chief Executive officer is also a principal stockholder and Chief Executive Officer of Diversifax Inc. and Mr. Lonnie L. Sciambi, a former member of our Board of Directors, is also a member of the Board of Directors of Diversifax Inc.

         Under the terms of the agreement, Diversifax Inc. made available to our company its facilities at 39 Stringham Avenue, Valley Stream, New York; the services on a part-time basis of seven persons presently employed by Diversifax Inc. for approximately 100 hours per week; equipment, hardware and software of Diversifax Inc. and related utilities and overhead functions at that facility. The term of the agreement was for six months and could be terminated prior to the conclusion of its term on 10 days' prior written notice by either party, or the agreement may be renewed for a successive six-month term.

         In consideration for the management services and facilities provided by Diversifax during the initial six-month term, we issued Diversifax 3,595,041 shares of our common stock. In addition, in the event the market price of our common stock on the six-month anniversary date was below $0.15 per share, we agreed to issue to Diversifax additional shares of our common stock so that the common shares provided to Diversifax plus such additional shares of common stock would be equal in value to $435,000. In addition, Diversifax was to receive 10% of the total amount of the monies received as a result of their efforts with regard to auctions being completed for accounts they have introduced to AuctionStore.com, our wholly-owned subsidiary. Payment of the percentage fee was to be made in cash or stock as determined by Diversifax. Following the termination of the agreement we continued to utilize these services under an oral arrangement and in January 2006 we issued Diversifax 3,253,875 shares of our common stock in full settlement of services through December 31, 2005. We recorded an expense of $527,728 as the value of the shares we issued to Diversifax in fiscal 2005 for these services.

         On March 22, 2005 we entered into a subscription agreement with Mr. Robert Sands, a former member of our Board of Directors, for the sale of 20 units of our securities for an aggregate price of $100,000. Each unit had a cost of $5,000 and consisted of 100,000 shares of common stock and one three year option consisting of 100,000 shares of common stock exercisable at $.25 cents per share. We rejected the subscription agreement and recorded the proceeds as a loan payable at March 31, 2005. The loan was unsecured, non-interest bearing and due on demand.

         During May 2005, Dr. Irwin Horowitz loaned us $100,000 for working capital. The loan was non-interest bearing, unsecured and payable on demand. As described below, this loan was converted into equity in June 2005.

         In June 2005, we sold units of our securities in a private placement resulting in gross proceeds of us of $320,000. The purchasers included four accredited investors and one unaccredited family member of Dr. Horowitz. As consideration we received $220,000 in cash and the conversion of a $100,000 loan payable. In this transaction we issued 19,200,000 shares of our common stock and an equal number of warrants exercisable at $0.15 per share for a term ending in May 2008. Dr. Horowitz and Diversifax Inc. purchased an aggregate $200,000 of units in this offering and received 12,000,000 shares of common stock and warrants to purchase 12,000,000 shares. Mr. Sands converted the $100,000 note payable described earlier in this section into 6,000,000 shares of common stock and 6,000,000 common stock purchase warrants as part of the offering.

         We previously issued a $100,000 demand line of credit to Onspan Networking, Inc., an affiliated entity of which Messrs. Gary Schultheis and Herb Tabin, our former officers and directors, were officers and directors, under which Onspan Networking, Inc. was allowed to borrow on an unsecured basis at 5% annually. On June 19, 2003 Onspan Networking, Inc. borrowed $675,000 under this line of credit. On March 30, 2004, Onspan Networking, Inc. borrowed an additional $6,000 under this line of credit, for a total of $681,000. On April 5, 2004 Onspan Networking, Inc. repaid the additional $6,000. On May 27, 2004, Onspan Networking, Inc. repaid the original balance outstanding under the line of credit, including accrued interest. This line of credit expired upon repayment on May 27, 2004. Under the terms of the demand line of credit Onspan Networking, Inc. granted us options to purchase 67,500 shares of its common stock with an exercise price of $.10 per share. Onspan Networking, Inc. also granted us options to purchase 607,500 shares of its common stock with an exercise price of $.30 per share.

         In December 2004 Messrs. Gary Schultheis and Herbert Tabin, our former officers and directors, forgave an aggregate of $478,074 due them for accrued but unpaid compensation and the amount was contributed to our capital.

         On October 15, 2004, we sold 1,360,000 shares of our common stock in a private transaction. Purchasers included OnSpan Networking Inc., which purchased 1,200,000 shares of common stock for $27,000, as well as Mr. Martin Scott, a former director, and Dr. Irwin Horowitz, who was then a member of our Board of Directors. Each of Mr. Scott and Dr. Horowitz purchased 80,000 shares of common stock for $1,800.

                                     PART IV

ITEM 13. EXHIBITS

         The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

EXHIBIT NO.                        DESCRIPTION

2.1      Agreement and Plan of Reorganization with International Internet, Inc.
         (2)
2.2      Certificate of Ownership and Merger (3)
3.1      Certificate of Incorporation (1)
3.2      Bylaws (1)
10.1     Stock Purchase Agreement with NYCLE Acquisition Corp.(4)
10.2     Management Agreement dated March 15, 2005 with Diversifax (6)
10.3     Employment Agreement with Dr. Irwin Horowitz (9)
10.4     Employment Agreement with Mr. Gary Schultheis (8)
10.5     Employment Agreement with Mr. Herb Tabin (8)
10.6     Separation and Severance Agreement with Mr. Gary Schultheis (9)
10.7     Separation and Severance Agreement with Mr. Herb Tabin (9)
14.1     Code of Business Conduct and Ethics adopted November 18, 2002 (5)
16.1     Letter from Goldstein Lewin & Co. to the SEC dated April 11, 2005 (7)
31.1     Section 302 Certification of Chief Executive Officer *
31.2     Section 302 Certification of Chief Financial Officer *
32.1     Section 906 Certification of Chief Executive Officer *
_________
*    filed herewith

(1)  Incorporated by reference to the Form 10-SB as filed on June 17, 1999.
(2) Incorporated by reference to the Report on Form 8-K as filed on December 3, 1999.
(3) Incorporated by reference to the Report on Form 8-K as filed on December 8, 1999.
(4) Incorporated by reference to the Report on Form 8-K as filed on December 27, 2001.
(5) Incorporated by reference to the annual report on Form 10-KSB for the fiscal year ended December 31, 2002.
(6) Incorporated by reference to the Report on Form 8-K as filed on March 17, 2005.
(7) Incorporated by reference to the Report on Form 8-K as filed on April 15, 2005.
(8) Incorporated by reference to the Report on Form 8-K as filed on January 31, 2002.
(9) Incorporated by reference to the Report on Form 8-K as filed on February 1, 2005.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         Goldstein Lewin & Co. served as our independent registered public accounting firm for fiscal 2004 and Webb & Company, P.A. served as our independent registered public accounting firm for fiscal 2005. The following table shows the fees that were billed for the audit and other services provided by each of these firms for the 2005 and 2005 fiscal years.

                                        Fiscal 2005       Fiscal 2004
                                        -----------       -----------

Audit Fees .........................      $16,878           $28,045
Audit-Related Fees .................        3,035                 0
Tax Fees ...........................            0             5,400
All Other Fees .....................            0                 0
                                          -------           -------
         Total .....................      $19,913           $33,445
                                          =======           =======

         Audit Fees -- This category includes the audit of our annual financial statements, review of financial statements included in our Form 10-QSB Quarterly Reports and services that are normally provided by the independent auditors in connection with engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

         Audit-Related Fees -- This category consists of assurance and related services by the independent auditors that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under "Audit Fees." The services for the fees disclosed under this category include consultation regarding our correspondence with the SEC and other accounting consulting.

         Tax Fees -- This category consists of professional services rendered by our independent auditors for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

         All Other Fees -- This category consists of fees for other miscellaneous items.

         Our Board of Directors has adopted a procedure for pre-approval of all fees charged by the our independent auditors. Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting. The audit and tax fees paid to the auditors with respect to fiscal year 2005 were pre-approved by the entire Board of Directors.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      Evolve One, Inc.

March 30, 2006                        By: /s/ Irwin Horowitz
                                          ------------------
                                      Irwin Horowitz, CEO and President,
                                      principal executive officer and
                                      principal financial and accounting officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    Signature                        Title                             Date
    ---------                        -----                             ----

/s/ Irwin Horowitz         CEO, President and director            March 30, 2006
------------------
Irwin Horowitz

                        EVOLVE ONE, INC. AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2005

                        EVOLVE ONE, INC. AND SUBSIDIARIES



                                    CONTENTS



PAGES    F-3 - 4     REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS

PAGE     F-5         CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 2005

PAGE     F-6         CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED
                     DECEMBER 31, 2005 AND 2004

PAGE     F-7         CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                     (DEFICIENCY) FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

PAGES    F-8 - 9     CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED
                     DECEMBER 31, 2005 AND 2004

PAGES    F-11 - 22   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------

To the Board of Directors of:
Evolve One, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Evolve One, Inc. and subsidiaries as of December 31, 2005, and the related consolidated statement of operations, changes in stockholders' equity (deficiency) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the financial position of Evolve One, Inc. and subsidiaries as of December 31, 2005 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 10 to the consolidated financial statements, the Company had a net loss of $1,292,651, a working capital deficiency of $2,170, has had recurring losses since inception and has an accumulated deficit of $8,118,714. This raises substantial doubt about its ability to continue as a going concern. Management's plans concerning this matter are also described in Note 10. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


WEBB & COMPANY, P.A.

Boynton Beach, Florida
February 27, 2006

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Evolve One, Inc. and Subsidiaries
Boca Raton, Florida

We have audited the accompanying statements of operations, stockholders' equity and cash flows of Evolve One Inc., and Subsidiaries for the year ended December 31, 2004. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Pubic Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements of Evolve One, Inc. and Subsidiaries referred to above present fairly, in all material respects, the results of their operations and their cash flows for the year ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in
Note 10 to the financial statements, the Company has incurred significant recurring losses from operations since inception. This condition raises substantial doubt about its ability to continue as a going concern. Management's plans regarding these matters are described in Note 10. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 9, the consolidated financial statements have been reclassified.


                                        /s/ Goldstein Lewin & Co.
                                        Certified Public Accountants

Boca Raton, Florida
March 18, 2005, except for Note 9
 as to which the date is February 27, 2006

                        EVOLVE ONE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                             AS OF DECEMBER 31, 2005
                             -----------------------

                                     ASSETS
                                     ------
CURRENT ASSETS
  Cash and cash equivalents .....................................   $     1,964
                                                                    -----------

TOTAL ASSETS ....................................................   $     1,964
                                                                    ===========

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                    ----------------------------------------

CURRENT LIABILITIES
  Accounts payable ..............................................   $     4,134
                                                                    -----------
      Total Current Liabilities .................................         4,134
                                                                    -----------

COMMITMENTS AND CONTINGENCIES ...................................             -

STOCKHOLDERS' DEFICIENCY
  Cumulative convertible preferred stock, $0.0001 par value,
   10,000,000 shares authorized, none issued and outstanding ....             -
  Common stock, $0.0001 par value, 1,000,000,000 shares
   authorized, 52,451,348 shares issued and outstanding .........           523
  Additional paid in capital ....................................     8,116,021
  Accumulated deficit ...........................................    (8,118,714)
                                                                    -----------
      Total Stockholders' Deficiency ............................        (2,170)
                                                                    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY ..................   $     1,964
                                                                    ===========

          See accompanying notes to consolidated financial statements.

                        EVOLVE ONE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
                 ----------------------------------------------

                                                        2005           2004
                                                    ------------   ------------

SALES AND REVENUE ................................  $          -   $          -

COST OF SALES ....................................             -              -
                                                    ------------   ------------

GROSS PROFIT (LOSS) ..............................             -              -
                                                    ------------   ------------

OPERATING EXPENSES
 Stock compensation expense ......................       536,796              -
 Selling, general and administrative expenses ....       149,979        779,752
                                                    ------------   ------------
      Total Operating Expenses ...................       686,775        779,752
                                                    ------------   ------------

LOSS FROM CONTINUING OPERATIONS ..................      (686,775)      (779,752)
                                                    ------------   ------------

OTHER INCOME (EXPENSE)
 Loss from sale of marketable equities ...........             -              -
 Investment income ...............................             -         13,662
                                                    ------------   ------------
      Total Other Income (Expense) ...............             -         13,662
                                                    ------------   ------------

LOSS BEFORE DISCONTINUED OPERATIONS ..............      (686,775)      (766,090)

LOSS FROM DISCONTINUED OPERATIONS ................      (605,876)      (560,909)
                                                    ------------   ------------

NET LOSS .........................................  $ (1,292,651)  $ (1,326,999)
--------                                            ============   ============

LOSS PER COMMON SHARE - BASIC AND DILUTED
 Loss from continuing operations .................  $      (0.02)  $      (0.03)
 Loss from discontinued operations ...............         (0.01)         (0.02)
                                                    ------------   ------------

Net loss per share - basic and diluted ...........  $      (0.03)  $      (0.05)
                                                    ------------   ------------

Weighted average number of shares outstanding
 during the period - basic and diluted ...........    38,971,184     25,038,487
                                                    ============   ============

          See accompanying notes to consolidated financial statements.

                                            EVOLVE ONE, INC. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY (DEFICIENCY)
                                     FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
                                                                                             Accumulated
                                                                Additional                      Other
                                              Common Stock       Paid-In     Accumulated    Comprehensive
                                            Shares     Amount    Capital       Deficit      Income (Loss)      Total
                                          ----------   ------   ----------   ------------   -------------   -----------
Balance, December 31, 2003 ............   24,770,432   $ 247    $6,730,127   $(5,499,064)   $     31,110    $ 1,262,420

Issuance of common stock for cash .....    1,360,000      14        30,586             -               -         30,600

Contribution to capital of liability to
 directors/shareholders ...............            -       -       478,074             -               -        478,074

Comprehensive income (loss):
 Unrealized gain on available-for-sale
 securities, net ......................            -       -             -             -         (36,060)       (36,060)

Net loss ..............................            -       -             -    (1,326,999)              -     (1,326,999)
                                                                                                            -----------

Total comprehensive income (loss) .....            -       -             -             -               -     (1,363,060)
                                          ----------   ------   ----------   -----------    ------------    -----------

Balance, December 31, 2004 ............   26,130,432     261     7,238,787    (6,826,063)         (4,950)       408,035

Exercise of stock options .............      152,000       1        20,699             -               -         20,700

Stock issued to directors for services       100,000       1         8,999             -               -          9,000

Stock issued for cash .................   19,200,000     192       319,808             -               -        320,000

Stock issued for services .............    6,868,916      68       527,728             -               -        527,728

Comprehensive income (loss):
 Unrealized gain on available-for-sale
 securities, net ......................            -       -             -             -           4,950          4,950

Net loss ..............................            -       -             -    (1,292,651)              -     (1,292,651)

Total comprehensive income (loss) .....            -       -             -             -               -     (1,287,701)
                                          ----------   ------   ----------   -----------    ------------    ===========

BALANCE, DECEMBER 31, 2005 ............   52,451,348   $ 523    $8,116,021   $(8,118,714)   $          -    $    (2,170)
                                          ==========   ======   ==========   ===========    ============    ===========

                              See accompanying notes to consolidated financial statements.
                                                           F-7

                        EVOLVE ONE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
                 ----------------------------------------------

                                                          2005          2004
                                                      -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss .........................................  $(1,292,651)  $(1,326,999)
  Net loss from discontinued operations ............     (605,876)      560,909
  Loss from continuing operations                        (686,775)     (766,090)
  Adjustments to reconcile net loss to net cash used
   in operating activities:
    Depreciation and amortization ..................            -         3,489
    Stock issued for services ......................      536,796             -
  Changes in operating assets and liabilities:
    Decrease (increase) in:
      Other assets .................................            -       (13,385)
    Increase (decrease) in:
      Accounts payable .............................            -       (11,921)
      Accrued salaries .............................            -       248,074
      Discontinued operations, net .................      241,195        (8,890)
                                                      -----------   -----------
        Net Cash Used In Operating Activities ......     (514,660)     (548,723)
                                                      -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures .............................       (1,000)     (111,205)
  Loan receivable - Onspan Networking, Inc., Net ...            -       675,000
  Interest receivable - Onspan Networking, Inc. ....            -        17,940
  Discontinued investing activities, net                        -        (5,600)
                                                      -----------   -----------
        Net Cash Provided By (Used In) Investing
         Activities ................................       (1,000)      576,135
                                                      -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Exercise of stock options ........................       20,700             -
  Proceeds from sale of common stock ...............      220,000        30,600
  Proceeds from loan payable .......................      100,000             -
                                                      -----------   -----------
        Net Cash Provided By Financing Activities ..      340,700        30,600
                                                      -----------   -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS     (174,960)       58,012

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ...      176,924       118,912
                                                      -----------   -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD .........  $     1,964   $   176,924
                                                      ===========   ===========
                                                                    (continued)

          See accompanying notes to consolidated financial statements.

                        EVOLVE ONE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004 (continued)
           ----------------------------------------------------------

                                                          2005          2004
                                                      -----------   -----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
-------------------------------------------------

Cash paid for income taxes .........................  $         -   $         -
                                                      ===========   ===========

Cash paid for interest expense .....................  $         -   $         -
                                                      ===========   ===========


SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
-----------------------------------------------------------------------

During 2005, a stockholder converted $100,000 in loans payable to common stock.

During 2004, directors and stockholders contributed $478,074 of capital to the Company.

          See accompanying notes to consolidated financial statements.

                        EVOLVE ONE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2005
                             -----------------------

NOTE 1   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
------   -----------------------------------------------------------

         (A) ORGANIZATION
         ----------------

         Evolve One, Inc. (the "Company" or "EONE") is a diversified holding company that develops and operates Internet and direct retail marketing companies. The Company's operating subsidiaries have all been classified as discontinued operations. These include A1DiscountProducts.com, StogiesOnline.com, Inc. ("Stogies") (www.CigarCigar.com), an online distributor of brand name premium cigars and accessories, AuctionStore.com Inc. ("Auctionstore") (www.Auctionstore.com), is an eBay(R) Trading Assistant and Internet-based seller of consigned merchandise whose primary medium of sales is through eBay(R), AuctionStore Franchise Corp. ("Franchise"), a recently formed subsidiary that was to have marketed and serviced AuctionStore franchises, and International Internet Venture I, LLC (Ventures") which from time to time has owned an equity interest in several companies, some of which were classified as trading securities and some of which were classified as available-for-sale securities. EONE was incorporated in Delaware on June 21, 1994. As of December 31, 2005, the Company decided to discontinue the operations of all its operating subsidiaries and has classified these operations also as discontinued. (See Note 9).

         (B) ACCOUNTING ESTIMATES
         ------------------------

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

         (C) PRINCIPLES OF CONSOLIDATION
         -------------------------------

         The consolidated financial statements include the accounts of EONE, Inc. and its wholly-owned subsidiaries, Auctionstore.com, Inc., Stogies Online, Inc., II Ventures, Inc., and Auctionstore Franchise Corp. All significant intercompany balances and transactions have been eliminated in consolidation.

         (D) CASH AND CASH EQUIVALENTS
         -----------------------------

         For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

         (E) MARKETABLE SECURITIES
         -------------------------

         Marketable equity securities are classified into three categories as follows: (1) held-to-maturity securities reported at amortized cost,
         (2) trading securities reported at fair value with unrealized gains and losses included in earnings, and (3) available-for-sale securities reported at fair value with unrealized gains and losses reported in other comprehensive income (loss). Cost of securities are determined by the specific identification method.

                        EVOLVE ONE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2005
                             -----------------------

         (F) INVENTORIES
         ---------------

         Inventories are stated at the lower of cost or market determined by the first-in, first-out method. Inventories consist of cigars, colognes and related accessories. As of December 31, 2005, the Company recognized an impairment of its remaining inventory due to the closing of its offices.

         (G) NET EARNINGS (LOSS) PER SHARE
         ---------------------------------

         Basic net earnings (loss) per share is computed by dividing net earnings (loss) by the weighted-average number of shares outstanding. Diluted net earnings (loss) per share includes the dilutive effect of stock options. The calculation of diluted weighted average shares outstanding for the years ended December 31, 2005 and 2004 excludes 104,346,000 and 3,048,000 stock options and warrants, respectively. These shares were excluded because their effect was anti-dilutive.

         (H) STOCK-BASED COMPENSATION
         ----------------------------

         The Company granted stock options to directors and employees that are more fully described in Note 5. The Company accounts for its stock options using the intrinsic value method under Accounting Principles Board Opinion ("APB") No. 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES."

         During the year ended December 31, 2005, the Company granted 82,250,000 stock options to employees. The Company granted 2,920,000 stock options to certain employees during the year ended December 31, 2004. The Company applies APB Opinion No. 25 and related interpretations in accounting for stock options issued to employees. Had compensation cost been determined based on the fair market value at the grant date, consistent with SFAS 123, the Company's net income (loss) would have changed to the pro-forma amounts indicated below.

                                                                      For the Year    For the Year
                                                                         Ended           Ended
                                                                      December 31,    December 31,
                                                                          2005            2004
                                                                      ------------    ------------
         Net loss available to common stockholders    As Reported     $(1,245,751)    $(1,326,999)
                                                       Pro Forma      $(7,333,751)    $(1,326,999)

         Basic and diluted loss per share             As Reported           (0.03)          (0.05)
                                                       Pro Forma            (0.18)          (0.05)

                        EVOLVE ONE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2005
                             -----------------------

         (I) REVENUE RECOGNITION
         -----------------------

         Revenue form sales of cigars, perfume and cologne, and auction items over the Internet, is recognized upon shipment. Provision is made at the time the related revenue is recognized for estimated product returns.

         (J) PROPERTY AND EQUIPMENT
         --------------------------

         Property and equipment are stated at cost and depreciated on an accelerated basis over the estimated useful lives of the assets. Depreciation expense for the years ended December 31, 2005 and 2004 amounted to $25,367 and $3,489, respectively. During 2005, the Company closed down its operations in Florida and recognized an impairment loss of $130,776.

         (K) OTHER COMPREHENSIVE INCOME
         ------------------------------

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

         (L) INCOME TAXES
         ----------------

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

         (M) FAIR VALUE OF FINANCIAL INSTRUMENTS
         ---------------------------------------

         The carrying amount of cash, accounts payable and accrued liabilities approximate fair value because of the short maturity of the instruments and the provision, if any, for what management believes to be adequate reserves for potential losses.

         (N) LONG-LIVED ASSETS
         ---------------------

         The Company reviews for the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount.

         (O) ADVERTISING EXPENSE
         -----------------------

         The Company expenses advertising costs as they are incurred. Advertising expense for the years ended December 31, 2005 and 2004 amounted to $27,792 and $61,558, respectively.

                        EVOLVE ONE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2005
                             -----------------------

         (P) ALLOWANCE FOR DOUBTFUL ACCOUNTS
         -----------------------------------

         The Company's accounts receivable are reported net of bad debt reserves, which are regularly evaluated by management for adequacy. The evaluation includes and is not limited to a review of individual customer accounts that have balances beyond the agreed upon terms of the sale. Reserve values are assigned to individual accounts based on the Company's recent payment experience with the customer and knowledge of the customer's creditworthiness. During 2005, the Company recognized a provision for uncollectible accounts of $940.

         (Q) RECENT ACCOUNTING PRONOUNCEMENTS
         ------------------------------------

         In November 2004, the Financial Accounting Standards Board ("FASB") issued SFAS 151,INVENTORY COSTS--AN AMENDMENT OF ARB NO. 43, CHAPTER 4. The Statement amends the guidance of ARB No. 43, Chapter 4,INVENTORY PRICING, by clarifying that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and by requiring the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. It does not appear that this Statement will have a material effect on the financial position, operations or cash flows of the Company when it becomes effective in 2006.

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

         In December 2004, the FASB issued SFAS 153, "Exchanges of Nonmonetary Assets, an amendment of APB 29, Accounting for Nonmonetary Transactions." The amendments made by SFAS 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, APB 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. APB 29 provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. The FASB believes that exception required that some nonmonetary exchanges, although commercially substantive, be recorded on a carryover basis. By focusing the exception on exchanges that lack commercial substance, the FASB believes SFAS 153 produces financial reporting that more faithfully represents the economics of the transactions. SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal period. The adoption of this statement will not have a material effect on the financial position, operations or cash flow of the Company.

                        EVOLVE ONE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2005
                             -----------------------

NOTE 2   MARKETABLE EQUITY SECURITIES
------   ----------------------------

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

         The amortized cost of equity securities as shown in the accompanying balance sheet and their estimated market value at December 31, 2005 are as follows:

         Available-for-sale securities:
           Cost ...........................................    $  6,450
           Realized loss ..................................       6,450
                                                               --------

         Marketable equity securities classified as current    $      -
                                                               ========

         Losses from trading securities that were included in earnings from discontinued operations for the years ended December 31, 2005 and 2004 were as follows:

                                                  2005           2004
                                                --------       --------

         Realized loss ...................      $  6,450       $(54,074)
                                                ========       ========

         Unrealized loss .................      $      -       $ (1,487)
                                                ========       ========

         The change in unrealized gains (losses) from available-for-sale securities included as a component of equity for the years ended December 31, 2005 and 2004 were as follows:

                                                  2005         2004
                                                --------       ----

         Net unrealized gains (losses)....      $ (4,950)      $  0
                                                --------       ----

         Unrealized gain .................      $      -       $  0
                                                ========       ====

                        EVOLVE ONE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2005
                             -----------------------

NOTE 3   LOAN RECEIVABLE
------   ---------------

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

NOTE 4   CAPITAL STOCK
------   -------------

         (A) COMMON STOCK
         ----------------

         On October 15, 2004, the Company issued in a private transaction exempt from registration under the Securities Act of 1933, as amended (the "Securities Act") in reliance on an exemption provided by Section 4(2) of the Securities Act 1,360,000 shares of common stock of the Company. OnSpan Networking Inc., a related party where certain majority shareholders of the Company are also officers and directors of Onspan Networking Inc., purchased 1,200,000 shares of common stock for $27,000. Martin Scott, a former director and Dr. Irwin Horowitz, an officer and director of the Company, each purchased 80,000 shares of common stock for $1,800.

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

                        EVOLVE ONE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2005
                             -----------------------

         functions at that facility. The term of the agreement is for six months and may be terminated prior to the conclusion of its term on ten days' prior written notice by either party, or the agreement may be renewed for a successive six-month term.

         In consideration for the management services and facilities provided by Diversifax during the initial six-month term, Evolve One issued to Diversifax 2,900,000 shares of its common stock. In addition, in the event the market price of the common stock of Evolve One on the six-month anniversary date is below $0.15 per share, Evolve One will issue to Diversifax additional shares of its common stock so that the common shares provided to Diversifax plus such additional shares of common stock will be equal in value to $435,000. In addition, Diversifax will receive 10% of the total amount of the monies received as a result of their efforts with regard to auctions being completed for accounts they have introduced to AuctionStore.com, Evolve One's wholly-owned subsidiary. Payment of the percentage fee will be made in cash or stock as determined by Diversifax. During December 2005, the Company issued an additional 3,968,916 shares of common stock to Diversifax in full settlement of services through December 31, 2005. As of December 31, 2005, the Company recorded an expense of $527,728, the fair value on the date of grant.

         On June 20, 2005, Evolve One completed subscription arrangements with four accredited investors and one unaccredited family member of the chief executive officer of the Company for a total of $320,000. Pursuant to the subscription arrangements, the Company issued 19,200,000 shares and 19,200,000 warrants exercisable at $0.15 per share for a term ending in May 2008. Members of management invested $200,000 of this amount and received 12,000,000 shares and warrants to purchase 12,000,000 shares. No commissions or fees were paid in connection with the issuance. Inasmuch as the investors were all members of management and accredited investors or, in one instance, was a relative of a member of management, the shares were exempt from registration under the Securities Act of 1933 by virtue of Section 4(2) of that Act.

         During November 2005 the Company issued 100,000 shares to two members of the Board of Directors for services. The shares were valued at $9,000, the fair value on the date of grant.

         During January 2005 two employees of the Company exercised 152,000 stock options and received 152,000 shares of common stock for cash of $20,700.

         (B) CONTRIBUTION TO CAPITAL OF LIABILITIES TO DIRECTORS/SHAREHOLDERS
         --------------------------------------------------------------------

         On December 20, 2004 the Company eliminated virtually all of its debt when certain shareholders contributed $478,074 of debt to capital.

                        EVOLVE ONE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2005
                             -----------------------

         (C) PREFERRED STOCK
         -------------------

         The Company has 10,000,000 shares of cumulative convertible preferred stock (par value $.0001) authorized at December 31, 2005. The Board has the authority to issue the shares in one or more series and to fix the designation, preferences, powers and other rights, as it deems appropriate. At December 31, 2005 there were no shares issued or outstanding.

NOTE 5   STOCK OPTIONS
------   -------------

         In November 1999, the Board of Directors approved the establishment of Evolve One, Inc. Stock Option Plan (the "Plan") to provide incentives to attract future employees and retain existing key employees with the Company. The Company has reserved 100,000,000 shares of common stock for the grant of qualified incentive options or non-qualified options to employees and directors of the Company or its parents or subsidiaries, and to non-employee directors, consultants and advisors and other persons who may perform significant services for or on behalf of the Company under the Plan. These options were granted in accordance with employment agreements. Prices for incentive stock options must provide for an exercise price of not less than 100% of the fair market value of the common stock on the date the options are granted unless the eligible employee owns more than 10% of the Company's common stock for which the exercise price must be at least 110% of such fair market value. Non-statutory options must provide for an exercise price of not less than 85% of the fair market value. The Plan was approved by the shareholders at a meeting on November 11, 1999.

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

         A summary of the status of the Company's stock options as of December 31, 2005 and the changes during the years ended December 31, 2005 and 2004 is presented below:

                        EVOLVE ONE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2005
                             -----------------------

                                                                    Weighted
                                                     Shares      Average Price
                                                  -----------    -------------

         Beginning Balance, January 1, 2004 ....      128,000       $ 0.0005

          Options granted ......................    2,920,000         0.0549
          Options exercised ....................            -          -
          Options cancelled ....................            -          -
                                                  -----------       --------

         Ending Balance, December 31, 2004 .....    3,048,000         0.0528

          Options granted ......................   82,250,000         0.285
          Options exercised ....................     (152,000)        0.136
          Options cancelled ....................            -          -
                                                  -----------       --------

         Ending Balance, December 31, 2005 .....   85,146,000       $ 0.291
                                                  ===========       ========

         Options exercisable at period end .....   85,146,000
                                                  ===========

         Weighted average fair value of options
         granted to employees during the year ..        0.285         0.285
                                                  ===========       ========

2005
                               Options Outstanding                           Options Exercisable
         -------------------------------------------------------------     -----------------------
                                 Number
                                Average         Weighted      Weighted       Number       Weighted
                             Outstanding at     Remaining     Average      Exercisable    Average
             Range of         December 31,     Contractual    Exercise     at December    Exercise
          Exercise Price          2005            Life         Price        31, 2005        Price
         ----------------    --------------    -----------    --------     -----------    --------
         $.000125 - .5625      82,250,000         7.39         0.285       82,250,000      0.285

2004
                               Options Outstanding                           Options Exercisable
         -------------------------------------------------------------     -----------------------
                                 Number
                                Average         Weighted      Weighted       Number       Weighted
                             Outstanding at     Remaining     Average      Exercisable    Average
             Range of         December 31,     Contractual    Exercise     at December    Exercise
          Exercise Price          2004            Life         Price        31, 2004        Price
         ----------------    --------------    -----------    --------     -----------    --------
         $.000125 - .5625       3,048,000         4.93         0.0526       3,048,000       0.05

                        EVOLVE ONE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2005
                             -----------------------

NOTE 6   COMMITMENTS AND CONTINGENCIES
------   -----------------------------

         On August 20, 2004, the Company entered into a five year lease for 5,325 square feet of office and warehouse space in Boca Raton, Florida. The initial monthly base rent is approximately $6,500 plus sales tax and other charges. When operations were terminated on November 30, 2005, the facility was abandoned to the landlord, together with the leasehold improvements, as per an agreement with the landlord. The Company recognized a loss of $13,876 on the settlement agreement with the landlord.

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

         During April 2005, the Company entered into an employment agreement with an individual as the Director of Franchising. The agreement calls for the individual to receive a salary of $ 52,000, 3,000,000 stock options exercisable at $0.075 for a period of three years and 3,000,000 stock options exercisable at $0.15 for a period of three years. During 2005, the Director of Franchising abandoned his position and as a result, the Company terminated his employment agreement.

NOTE 7   INCOME TAXES
------   ------------

         The Company recorded no income tax expense for the years ended December 31, 2005 and 2004.

         Total income tax expense (benefit) applicable to earnings (loss) from continuing operations before income taxes is reconciled with the "normally expected" federal income tax expense as follows for the year ended December 31, 2005 and 2004:

                        EVOLVE ONE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2005
                             -----------------------

                                                            2005         2004
                                                         ---------    ---------
         "Normally expected" income tax expense
          (benefit) ...................................  $(374,700)   $(451,200)
         Increase (decrease) in taxes resulting from:
          State income taxes, net of Federal income tax
           benefit ....................................    (54,500)     (48,100)
          Other .......................................          -      196,500
          Change in valuation allowance ...............    429,200      302,800
                                                         ---------    ---------

                                                         $       -    $       -
                                                         =========    =========

         The deferred income tax liabilities (assets) at December 31, 2005 are comprised of the following:

                                                      Current        Non-Current
                                                    -----------      -----------

         Net operating loss .....................   $(1,101,973)     $        -
         Total deferred income tax (assets) .....    (1,101,973)              -
         Valuation allowance ....................     1,101,973               -
                                                    -----------      ----------

         Net deferred income tax (assets) .......   $         -      $        -
                                                    ===========      ==========

         The Company has provided a valuation allowance on the deferred tax assets because of uncertainty regarding its realization. The increase in the valuation account during the years ended December 31, 2005 and 2004 were $429,200 and $302,800 respectively. Management utilizes tax planning strategies and projected future taxable income in assessing these assets.

         The Company has net operating loss carry forwards as of December 31, 2005, approximating $5,942,000 for federal and state income tax purposes, which expire as follows:

                                                      Available Loss
         Year of Origination         Expiring          Carryforward
         -------------------         --------         --------------

                2000                   2020            $    864,000
                2001                   2021               1,329,000
                2002                   2022                 965,000
                2003                   2023                 726,000
                2004                   2024                 956,000
                2005                   2025               1,102,000
                                                       ------------

                                                       $  5,942,000
                                                       ============

                        EVOLVE ONE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2005
                             -----------------------

         The Company has net capital loss carry forwards as of December 31, 2005, approximating $1,376,000 for federal and state income tax purposes, which expire as follows:

                                                      Available Loss
         Year of Origination         Expiring          Carryforward
         -------------------         --------         --------------

                2001                   2006            $    777,000
                2002                   2007                   9,000
                2003                   2008                 476,000
                2004                   2009                 114,000
                                                       ------------

                                                       $  1,376,000
                                                       ============

NOTE 8   RELATED PARTY TRANSACTIONS
------   --------------------------

         During 2005, the Company issued 100,000 shares to members of the Board of Directors for services valued at $9,000.

         During 2005, the Company issued 6,868,916 shares to a company owned by its Chief Executive Officer with a fair value of $527,728.

         During 2005, the Company received cash of $200,000 for 12,000,000 shares of common stock and 12,000,000 warrants.

NOTE 9   DISCONTINUED OPERATIONS
------   -----------------------

         As of December 31, 2005, the Company had discontinued all operations in all of its subsidiaries. Accordingly, all prior year amounts have been reclassified to conform to this presentation.

         Discontinued operations for the years ended December 31, 2005 and 2004 are as follows:

                                                           2005          2004
                                                        ---------     ---------

         Sales ....................................     $ 120,209     $ 533,936
         Cost of goods sold .......................       326,177      (371,253)
         Operating expenses .......................      (383,458)     (545,495)
         Other income (expense) ...................       (16,450)     (178,097)
                                                        ---------     ---------

         Income (loss) from discontinued operations     $(605,876)    $(560,909)
                                                        =========     =========

                        EVOLVE ONE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2005
                             -----------------------

NOTE 10  GOING CONCERN
-------  -------------

         As reflected in the accompanying consolidated financial statements, the Company had a net loss of $1,292,651, a working capital deficiency of $2,170, has had recurring losses since inception and has an accumulated deficit of $8,118,714. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

         Management believes that actions presently being taken to obtain additional funding and implement its business plan provide the opportunity for the Company to continue as a going concern.