Form 10QSB
period 2006-03-31
EVOLVE ONE INC
filed 2006-05-18
CIK 1088787

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2006

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT

                 For the transition period from ____ to _______


                         Commission File Number: 0-26415


                                EVOLVE ONE, INC.
                                ----------------
          (Exact name of small business issuer as specified in charter)


                  DELAWARE                                 13-3876100
                  --------                                 ----------
      (State or other jurisdiction of                  (I.R.S. Employer
       incorporation or organization)                 Identification No.)


                    Post Office Box 859, Tallevast, FL 34270
                    ----------------------------------------
                    (Address of principal executive offices)


                                 (941) 351-2720
                                 --------------
                (Issuer's telephone number, including area code)


                                       N/A
                                       ---
          (Former name or former address, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes [X]   No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act). Yes [X]   No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 52,451,316 shares at May 16, 2006

Transitional Small Business Disclosure Format (Check one): Yes [ ]   No [X]

                        EVOLVE ONE, INC. AND SUBSIDIARIES
                                   FORM 10-QSB
                      QUARTERLY PERIOD ENDED MARCH 31, 2006

                                      INDEX
                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements
         Consolidated Balance Sheet as of March 31, 2006.(unaudited)........   3
         Consolidated Statements of Operations for the three
            months Ended March 31, 2006 and 2005 (unaudited)................   4
         Consolidated Statements of Cash Flows for the three
            months Ended March 31, 2006 and 2005 (unaudited)................   5
         Notes to Consolidated Financial Statements.(unaudited).............   6
Item 2.  Management's Discussion and Analysis or Plan of Operations.........  11
Item 3.  Controls and Procedures............................................  14

PART II - OTHER INFORMATION
Item 1.  Legal Proceedings..................................................  15
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds........  15
Item 3.  Default Upon Senior Securities.....................................  15
Item 4.  Submission of Matters to a Vote of Security Holders................  15
Item 5.  Other Information..................................................  15
Item 6.  Exhibits...........................................................  15

           CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

         Certain statements in this annual report contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to increase our revenues, develop our brands, implement our strategic initiatives, economic, political and market conditions and fluctuations, government and industry regulation, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control.

         You should consider the areas of risk described in connection with any forward-looking statements that may be made in this annual. Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this annual report in its entirety, including the risks described in Item 1. Description of Business - Risk Factors. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this annual report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

         When used in this quarterly report, the terms "Evolve One," " we," "our," and "us" refers to Evolve One, Inc. a Delaware corporation, and our subsidiaries. All share and per share information contained in this annual reports gives effect to the 250 for 1 (250:1) reverse stock split effective January 31, 2003 and a one for eight (1:8) forward stock split effective December 3, 2004.

                         Part I - Financial Information

Item 1.  Consolidated Financial Statements

                        EVOLVE ONE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                              AS OF MARCH 31, 2006
                                   (UNAUDITED)
________________________________________________________________________________

                                     ASSETS
                                     ------

TOTAL ASSETS ....................................................  $          -
                                                                    ===========

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                    ----------------------------------------

CURRENT LIABILITIES
  Accounts payable ..............................................   $    41,740
                                                                    -----------

         Total Current Liabilities ..............................   $    41,740
                                                                    ===========

COMMITMENTS AND CONTINGENCIES ...................................   $         -
                                                                    ===========

STOCKHOLDERS' DEFICIENCY
  Cumulative convertible preferred stock, $0.0001 par value,
   10,000,000 shares authorized, none issued and outstanding ....             -
  Common stock, $0.0001 par value, 1,000,000,000 shares
   authorized, 52,451,316 shares issued and outstanding .........           523
  Additional paid in capital ....................................     8,123,521
  Accumulated deficit ...........................................    (8,165,784)
                                                                    -----------
         Total Stockholders' Deficiency .........................       (41,740)
                                                                    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY ..................   $         -
                                                                    ===========

           See accompanying notes to consolidated financial statements

                        EVOLVE ONE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
                                   (UNAUDITED)
________________________________________________________________________________

                                                   Three months ended March 31,
                                                   ----------------------------
                                                       2006            2005
                                                   ------------    ------------

SALES AND REVENUE ..............................   $          -    $          -

COST OF SALES ..................................              -               -
                                                   ------------    ------------

GROSS PROFIT (LOSS) ............................              -               -
                                                   ------------    ------------

OPERATING EXPENSES
  Stock compensation expense ...................              -          31,417
  Selling, general and administrative expenses .         47,070         100,323
                                                   ------------    ------------
         Total Operating Expenses ..............         47,070         131,740
                                                   ------------    ------------

LOSS FROM CONTINUING OPERATIONS ................        (47,070)       (131,740)
                                                   ------------    ------------

OTHER INCOME (EXPENSE)
  Loss from sale of marketable equities ........              -               -
  Investment income ............................              -               -
                                                   ------------    ------------
         Total Other Income (Expense) ..........              -               -
                                                   ------------    ------------

LOSS BEFORE DISCONTINUED OPERATIONS ............              -        (131,740)

LOSS FROM DISCONTINUED OPERATIONS ..............              -        (166,266)
                                                   ------------    ------------

NET LOSS .......................................   $    (47,070)   $   (298,006)
                                                   ============    ============

LOSS PER COMMON SHARE - BASIC AND DILUTED
  Loss from continuing operations ..............   $      (0.00)   $      (0.00)
  Loss from discontinued operations ............          (0.00)          (0.01)
                                                   ------------    ------------

Net loss per share - basic and diluted .........   $      (0.00)   $      (0.01)
                                                   ------------    ------------

Weighted average number of shares outstanding
  during the period - basic and diluted ........     52,451,316      26,734,076
                                                   ============    ============

          See accompanying notes to consolidated financial statements.

                        EVOLVE ONE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
                                   (UNAUDITED)
________________________________________________________________________________

                                                    Three months ended March 31,
                                                    ----------------------------
                                                         2006          2005
                                                      ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss .......................................    $ (47,070)    $(298,006)
  Net loss from discontinued operations ..........            -      (166,266)
                                                      ---------     ---------
  Loss from continuing operations ................      (47,070)     (131,740)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Depreciation and amortization ................            -        22,655
    In kind contribution .........................        7,500             -
    Impairment ...................................            -        46,256
    Stock issued for services - 31,417 Changes in
     operating assets and liabilities:
      Increase (decrease) in:
      Accounts payable ...........................       37,606       (45,181)
      Discontinued operations, net ...............            -       (20,200)
                                                      ---------     ---------
         Net Cash Used In Operating Activities ...       (1,964)     (222,659)
                                                      ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Exercise of stock options ......................            -        20,700
  Proceeds from note payable .....................            -       100,000
                                                      ---------     ---------
         Net Cash Provided By Financing Activities            -       120,700
                                                      ---------     ---------

NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS ..........................       (1,964)     (101,959)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD ...........................        1,964       176,924
                                                      ---------     ---------

CASH AND CASH EQUIVALENTS AT
    END OF PERIOD ................................    $       -     $  74,965
                                                      =========     =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
-------------------------------------------------

Cash paid for income taxes .......................    $       -     $       -
                                                      =========     =========
Cash paid for interest expense ...................    $       -     $       -
                                                      =========     =========

SUPPLEMENTAL DISCLOSURE OF NON-CASH
  INVESTING AND FINANCING ACTIVITIES: ............    $       -     $       -
                                                      =========     =========

          See accompanying notes to consolidated financial statements.

                        EVOLVE ONE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2006
                                   (UNAUDITED)
________________________________________________________________________________

NOTE 1   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A) ORGANIZATION

Evolve One, Inc. (the "Company" or "EONE") was incorporated in Delaware on June 21, 1994. The company was a diversified holding company that developed and operated Internet and direct retail marketing companies. The Company's operating subsidiariesincluidedA1DiscountProducts.com, StogiesOnline.com, Inc.
("Stogies"), an online distributor of brand name premium cigars and accessories, AuctionStore.com Inc. ("Auctionstore"), an eBay(R) Trading Assistant and Internet-based seller of consigned merchandise, AuctionStore Franchise Corp. ("Franchise"), a subsidiary formed to market and service AuctionStore franchises and International Internet Venture I, LLC (Ventures"), a company that from time to time owned an equity interest in several companies. As of December 31, 2005, the Company decided to discontinue the operations of all its operating subsidiaries and has classified these operations as discontinued. (See Note 4).

The financial statements included in this report have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting and include all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations for interim reporting. The Company believes that the disclosures contained herein are adequate to make the information presented not misleading. However, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report for the year ended December 31, 2005, which is included in the Company's Form 10-KSB for the year ended December 31, 2005. The financial data for the interim periods presented may not necessarily reflect the results to be anticipated for the complete year. Certain reclassifications of the amounts presented for the comparative period have been made to conform to the current presentation.

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

(C) PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Auctionstore.com, Inc., Stogies Online, Inc., II Ventures, Inc., and Auctionstore Franchise Corp. All significant intercompany balances and transactions have been eliminated in consolidation.

                        EVOLVE ONE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2006
                                   (UNAUDITED)
________________________________________________________________________________

NOTE 1   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(D) CASH AND CASH EQUIVALENTS

For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

(E) NET EARNINGS (LOSS) PER SHARE

Basic net earnings (loss) per share is computed by dividing net earnings (loss) by the weighted-average number of shares outstanding. Diluted net earnings
(loss) per share includes the dilutive effect of stock options. The calculation of diluted weighted average shares outstanding for the three months ended March 31, 2006 and 2005 excludes 85,146,000 and 72,896,000 stock options and warrants, respectively. These shares were excluded because their effect was anti-dilutive.

(F) REVENUE RECOGNITION

Revenue from sales of cigars, perfume and cologne, and auction items over the Internet, is recognized upon shipment. Provision is made at the time the related revenue is recognized for estimated product returns.

(G) OTHER COMPREHENSIVE INCOME

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

(H) INCOME TAXES

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

(I) FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of cash, accounts payable and accrued liabilities approximate fair value because of the short maturity of the instruments and the provision, if any, for what management believes to be adequate reserves for potential losses.

(J) LONG-LIVED ASSETS

The Company reviews for the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount.

                        EVOLVE ONE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2006
                                   (UNAUDITED)
________________________________________________________________________________

NOTE 1   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(K) STOCK COMPENSATION

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123(R), "Share-Based Payment," which replaces SFAS No. 123 and supersedes APB Opinion No. 25. Under SFAS No. 123(R), companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. In March 2005 the SEC issued Staff Accounting Bulletin No. 107 (SAB 107). SAB 107 expresses views of the staff regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides the staff's views regarding the valuation of share-based payment arrangements for public companies. SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods. On April 14, 2005, the SEC adopted a new rule amending the compliance dates for SFAS 123R. Companies may elect to apply this statement either prospectively, or on a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods under SFAS
123. Effective January 1, 2006, the Company has fully adopted the provisions of SFAS No. 123(R) and related interpretations as provided by SAB 107. As such, compensation cost is measured on the date of grant at their fair value. Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant. The Company applies this statement prospectively.

(L) RECENT ACCOUNTING PRONOUNCEMENTS

SFAS No. 154 ("SFAS 154"), Accounting Changes and Error Corrections, was issued in May 2005 and replaces APB Opinion No. 20 and SFAS No. 3 ("SFAS 3"). SFAS No. 154 requires retrospective application for voluntary changes in accounting principle in most instances and is required to be applied to all accounting changes made in fiscal years beginning after December 15, 2005. The Company's expected April 1, 2006 adoption of SFAS No. 154 is not expected to have a material impact on the Company's consolidated financial condition or results of operations.

NOTE 2   CAPITAL STOCK

(A) CONTRIBUTION TO CAPITAL OF LIABILITIES TO DIRECTORS/SHAREHOLDERS

For the quarter ended March 31, 2006 the Company recorded an in kind contribution of $7,500 for services contributed by its President.

(B) PREFERRED STOCK

The Company has 10,000,000 shares of cumulative convertible preferred stock (par value $.0001) authorized at December 31, 2005. The Board has the authority to issue the shares in one or more series and to fix the designation, preferences, powers and other rights, as it deems appropriate. At March 31, 2006 there were no shares issued or outstanding.

                        EVOLVE ONE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2006
                                   (UNAUDITED)
________________________________________________________________________________

NOTE 3   STOCK OPTIONS

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

The Company applied Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its plans through December 31, 2005 and has adopted the provisions of SFAS 123(R) as of January 1, 2006. Accordingly, no compensation cost has been recognized for the incentive stock options granted to employees under its stock option plan in its statements of operations prior to January 1, 2006. During 2005, the Company amended its stock option Plan to increase the number of shares covered by the Plan from 8,000,000 to 100,000,000 shares of common stock. The Company has not issued any stock options in 2006 and all options issued prior to December 31, 2005 have been fully vested.

A summary of the status of the Company's stock options as of March 31, 2006 and the changes during the quarter ended March 31, 2006 is presented below:

                                                                      Weighted
                                                        Shares     Average Price
                                                      ----------   -------------

         Ending Balance, December 31, 2005 ........   85,146,000      $ 0.291
           Options granted ........................            -            -
           Options exercised ......................            -            -
           Options cancelled ......................            -            -
                                                      ----------      -------

         Ending Balance, March 31, 2006 ...........   85,146,000      $ 0.291
                                                      ==========

         Options exercisable at period end ........   85,146,000
                                                      ==========

         Weighted average fair value of options
         granted to employees during the year .....   $    0.285      $ 0.285
                                                      ==========      =======

                        EVOLVE ONE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2006
                                   (UNAUDITED)
________________________________________________________________________________

NOTE 3   STOCK OPTIONS (CONTINUED)

2006

                                Options Outstanding              Options Exercisable
                      ---------------------------------------   ----------------------
                      Number
                      Average          Weighted      Weighted   Number        Weighted
                      Outstanding at   Remaining     Average    Exercisable   Average
Range of              December 31,     Contractual   Exercise   at December   Exercise
Exercise Price        2005             Life          Price      31, 2005      Price
-------------------   --------------   -----------   --------   -----------   --------
$.000125 - .$0.5625   85,146,000       7.14          $0.285     85,146,000    $0.285

2005

                                Options Outstanding              Options Exercisable
                      ---------------------------------------   ----------------------
                      Number
                      Average          Weighted      Weighted   Number        Weighted
                      Outstanding at   Remaining     Average    Exercisable   Average
Range of              December 31,     Contractual   Exercise   at December   Exercise
Exercise Price        2005             Life          Price      31, 2005      Price
-------------------   --------------   -----------   --------   -----------   --------
$.000125 - $0.5625    72,896,000       7.80          $0.29      72,896,000    $ 0.29

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

                                                        For the Three Months
                                                        Ended March 31, 2005
                                                        --------------------
         Net loss available to
          common stockholders           As Reported         $  (298,006)
                                        Pro Forma           $(8,519,659)

         Basic and diluted loss
          per share                     As Reported         $     (0.01)
                                        Pro Forma           $     (0.32)

NOTE 4   DISCONTINUED OPERATIONS

As of December 31, 2005, the Company had discontinued all operations in all of its subsidiaries. Accordingly, all prior year amounts have been reclassified to conform to this presentation.

                        EVOLVE ONE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2006
                                   (UNAUDITED)
________________________________________________________________________________

NOTE 4   DISCONTINUED OPERATIONS (CONTINUED)

Discontinued operations for the three months ended March 31, 2005 are as follows:

                                                                2005
                                                                ----
         Sales ..........................................    $  92,317
         Cost of goods sold .............................      (65,107)
         Operating expenses .............................     (195,476)
                                                             ---------

         Income (loss) from discontinued operations .....    $(166,266)
                                                             =========

NOTE 5   GOING CONCERN

As reflected in the accompanying consolidated financial statements, at March 31, 2006 the Company had a net loss of $47,070 a working capital deficiency of $41,740, has had recurring losses since inception and has an accumulated deficit of $8,165,784. This raises substantial doubt about its ability to continue as a going concern. As described in Note 6 below, subsequent to March 31, 2006 a change of control of the Company occurred. The new controlling stockholders intend to identify and close a business combination between the Company and an operating company which these controlling stockholders believe will enable the Company to continue as a going concern. The Company is dependent on success of the Company's new controlling stockholders to identify and close a business combination with an operating company which has sufficient additional capital to pay the Company's operating expenses and other obligations if it is to continue as a going concern. There are no assurances that the Company's controlling stockholders will be successful. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 6   SUBSEQUENT EVENTS

On April 28, 2006, the Company and certain of its stockholders, including Dr. Irwin Horowitz, the CEO and principal stockholder of the Company, along with his affiliated company, Diversifax, Inc., entered into a Stock Purchase Agreement with Progress Partners, Inc. and Messrs. Yewen Xi and David Stein. Among the principal stockholders of the Company who participated in the transaction, in addition to Dr. Horowitz and Diversifax, Inc. were OnSpan Networking, Inc. and its affiliates, Messrs. Herb Tabin, and Gary Schultheis, who are also former officers and directors of the Company, and Mr. Robert Sands, a former director of the Company. Pursuant to the agreement a total of 41,557,079 shares were acquired for a total purchase price of $371,661. In addition, the purchasers also reimbursed Diversifax, Inc. for expenses incurred on behalf of the Company in the amount of $53,339. The purchasers further agreed to discharge certain expenses incurred by the Company in connection with the completion of the Company's annual report. Progress Partners, Inc. and Mr. Yewen Xi each acquired 16,622,831 shares, and Mr. David Stein acquired 8,311, 417 shares of common stock from the selling stockholders. As of the time of the agreement, there were 52,451,316 shares of common stock issued and outstanding, exclusive of options and warrants. The purchasers acquired approximately 79% of the issued and outstanding common stock, exclusive of any shares underlying outstanding options and warrants.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following analysis of our results of operations and financial condition should be read in conjunction with the accompanying consolidated financial statements for the three months ended March 31, 2006 and notes thereto appearing elsewhere in this quarterly report.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2006 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2005

                                 Three months ended    Three months ended       Increase/         Increase/
                                   March 31, 2006        March 31, 2005        (Decrease)        (Decrease)
                                    (unaudited)           (unaudited)        $ 2006 vs 2005    % 2006 vs 2005
                                 ------------------    ------------------    --------------    --------------
Operating expenses:
  Stock compensation expenses ...    $       -             $  31,417           $ (31,417)           (100)%
  Selling, general and
   administrative expenses ......       47,070               100,323           $ (53,253)          (53.1)%
                                     ---------             ---------           ---------           ------
Total operating expenses ........       47,070               131,740           $ (84,670)          (62.3)%

                                     ---------             ---------           ---------           ------
Loss from continuing operations .      (47,070)             (131,740)          $ (84,670)          (62.3)%

Loss from discontinued operations            -              (166,266)          $(166,266)             100%

                                     =========             =========           =========           ======
Net loss ........................    $ (47,070)            $(298,006)          $(250,936)          (84.2)%
                                     =========             =========           =========           ======

         Total operating expenses for the three months ended March 31, 2006 were $47,070, a decrease of $84,670, or approximately 63%, from the three months ended March 31, 2005. Included in total operating expenses for the first quarter of fiscal 2006 were:

         o Stock compensation expense of $0 as compared to $31,417 for the three months ended March 31, 2005. Stock compensation expense during the first quarter of fiscal 2005 represented the value of shares of our common stock which we had issued to Diversifax Inc., a company controlled by our CEO, as compensation for management and other administrative services. We did not have comparable expenses in the first quarter of fiscal 2006 and do not anticipate incurring similar expenses during the balance of fiscal 2006.

         o Selling, general and administrative expenses, which includes salaries, rent and other overhead expenses, professional fees and similar general operating expenses, was $47,070 for three months ended March 31, 2006, a decrease of $53,253, or approximately 53%, from the first quarter of fiscal 2005. A significant portion of this decrease is attributable to inclusion of certain of the traditional SG&A expenses in the stock based compensation expense represented by the management and administrative fees paid to the company controlled by our principal stockholder as described above.

         As described elsewhere herein, during fiscal 2005 we discontinued the operations of our subsidiaries. In April 2006 a change of control of our company occurred in which our CEO, a company related to him, and certain other of our stockholders sold shares of our common stock owned by them which represented approximately 79% of our issued and outstanding common stock to two individuals and an entity in a private transaction. A decision will be made by the purchasers in the proximate future with regard to potential acquisitions and business opportunities. Dr. Horowitz, our CEO, is expected to continue as an officer and sole director of our company for an immediate term until an acquisition is consummated. Until such time as we enter into a business combination will we not generate any revenues.

LIQUIDITY AND CAPITAL RESOURCES

         Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At March 31, 2006 we had no cash on hand and a working capital deficit of $41,740. Net cash used in operating activities for the three months ended March 31, 2006 was $1,964 as compared to net cash used in operating activities of $222,659 for the three months ended March 31, 2005. This decrease in net cash used in operating activities in the first quarter of fiscal 2006 as compared to the first quarter of fiscal 2005 reflects the discontinuation of our operations during the later part of fiscal 2005.

         At March 31, 2006 we had an accumulated deficit of $8,165,784. The report from our independent registered public accounting firm on our audited financial statements at December 31, 2005 contains an explanatory paragraph regarding doubt as to our ability to continue as a going concern as a result of our significant recurring losses from operations since inception and our accumulated deficit. As discussed earlier in this report, in October 2005 we discontinued our operations and are now seeking to acquire assets or shares of an entity actively engaged in business which generates revenues, in exchange for our securities. We cannot predict when, if ever, we will be successful in this venture and, accordingly, we may be required to cease operations at any time. We do not have sufficient working capital to pay our operating costs for the next 12 months and we will require additional funds to pay our legal, accounting and other fees associated with our company and its filing obligations under federal securities laws, as well as to pay our other accounts payable generated in the ordinary course of our business. We have no commitments from any party to provide such funds to us. If we are unable to obtain additional capital as necessary until such time as we are able to conclude a business combination, we will be unable to satisfy our obligations and otherwise continue to meet our reporting obligations under federal securities laws. In that event, our stock would no longer be quoted on the OTC Bulletin Board and our ability to consummate a business combination with upon terms and conditions which would be beneficial to our existing stockholders would be adversely affected.

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

         In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123(R), "Share-Based Payment," which replaces SFAS No. 123 and supersedes APB Opinion No. 25. Under SFAS No. 123(R), companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. In March 2005 the SEC issued Staff Accounting Bulletin No. 107 (SAB 107). SAB 107 expresses views of the staff regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides the staff's views regarding the valuation of share-based payment arrangements for public companies. SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods. On April 14, 2005, the SEC adopted a new rule amending the compliance dates for SFAS 123R. Companies may elect to apply this statement either prospectively, or on a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods under SFAS 123. Effective January 1, 2006, the Company has fully adopted the provisions of SFAS No. 123(R) and related interpretations as provided by SAB
107. As such, compensation cost is measured on the date of grant at their fair value. Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant. The Company applies this statement prospectively.

NEW ACCOUNTING STANDARDS

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

         SFAS No. 154 ("SFAS 154"), Accounting Changes and Error Corrections, was issued in May 2005 and replaces APB Opinion No. 20 and SFAS No. 3 ("SFAS 3"). SFAS No. 154 requires retrospective application for voluntary changes in accounting principle in most instances and is required to be applied to all accounting changes made in fiscal years beginning after December 15, 2005. The Company's expected April 1, 2006 adoption of SFAS No. 154 is not expected to have a material impact on the Company's consolidated financial condition or results of operations.

ITEM 3.  CONTROLS AND PROCEDURES

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

         Because of this accounting error, our management, which includes our Chief Executive Officer who also serves as our principal financial and accounting officer, previously determined that a deficiency in our internal controls existed related to the accounting for unrealized gain from marketable securities. Specifically, we did not have adequate controls over the presentation of unrealized gain from marketable securities. Accordingly, management determined that this control deficiency constituted a material weakness. A material weakness is a control deficiency, or combination of control deficiencies, that results is a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Subsequent to these restatements our management believes that we have taken the steps necessary to eliminate this material weakness. As described elsewhere herein we have subsequently discontinued our operations and now have one person, our CEO, responsible for all accounting functions within our company. As a result, there is an inherent weakness in our internal controls at March 31, 2006 which will continue until such time as we expand our employee base and maintain a sufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the application of generally accepted accounting principles which is commensurate with our financial reporting requirements.

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

                                        EVOLVE ONE, INC.

May 18, 2006                            By: /s/ Irwin Horowitz
                                            ------------------
                                        Irwin Horowitz, President and CEO,
                                        principal executive officer and
                                        principal accounting officer