Form 10QSB
period 2006-06-30
EVOLVE ONE INC
filed 2006-07-31
CIK 1088787

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarterly period ended June 30, 2006

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
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


        5301 North Federal Highway, Suite 120, Boca Raton, Florida 33487
                    (Address of principal executive offices)

                                 (561) 989-9171
                (Issuer's telephone number, including area code)

                                       N/A
          (Former name or former address, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[x] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes[X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 526,120 shares at July 24, 2006

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [x]

                        EVOLVE ONE, INC. AND SUBSIDIARIES
                                   FORM 10-QSB
                      QUARTERLY PERIOD ENDED JUNE 30, 2006

                                      INDEX
                                                                            Page
PART I - FINANCIAL INFORMATION

Item 1.Condensed Consolidated Financial Statements
       Condensed Consolidated Balance Sheet as of June 30, 2006 (unaudited)....3
       Condensed Consolidated Statements of Operations for the three months and six months ended June 30, 2006 and 2005 (audited)...4 Condensed Consolidated Statements of Cash Flows for the six
                months ended June 30, 2006 and 2005 (unaudited)................5
       Notes to Condensed Consolidated Financial Statements.(unaudited)........6
Item 2.Management's Discussion and Analysis or Plan of Operations.............13
Item 3.Controls and Procedures................................................16

PART II - OTHER INFORMATION
Item 1.Legal Proceedings......................................................17
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds............17
Item 3.Default Upon Senior Securities.........................................17
Item 4.Submission of Matters to a Vote of Security Holders....................17
Item 5.Other Information......................................................17
Item 6.Exhibits...............................................................17

           CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

         Certain statements in this quarterly report contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to consummate a business combination with an operating entity, economic, political and market conditions and fluctuations, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control.

         You should consider the areas of risk described in connection with any forward-looking statements that may be made in this quarterly report. Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this quarterly report in its entirety. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this quarterly report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

        When used in this quarterly report, the terms "Evolve One," " we," "our," and "us" refers to Evolve One, Inc. a Delaware corporation, and our subsidiaries. All share and per share information contained in this annual reports gives effect to the 100 for 1 (100:1) reverse stock split effective June 28, 2006 and a one for eight (1:8) forward stock split effective December 3, 2004.

                         Part I - Financial Information

Item 1.  Condensed Consolidated Financial Statements


                        EVOLVE ONE, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                               AS OF JUNE 30, 2006
                                   (UNAUDITED)




                                     ASSETS
TOTAL ASSETS                                                   $             -
                                                                ===============

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
   Accounts payable                                             $        17,889
                                                                ---------------

         Total Current Liabilities                                       17,889
                                                                ===============

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY
  Cumulative convertible preferred stock, $0.0001 par value,
   10,000,000 shares authorized, none issued and outstanding                  -
  Common stock, $0.0001 par value, 1,000,000,000 shares
   authorized, 526,120 shares issued and outstanding                         53
  Additional paid in capital                                          8,183,398
  Accumulated deficit                                                (8,201,340)
                                                                 --------------
         Total Stockholders' Deficiency                              (   17,889)
                                                                  -------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                $           -
                                                               =================


      See accompanying notes to condensed consolidated financial statements

                        EVOLVE ONE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                ------------------------------------------------


                                                       For the Three        For the Three        For the Six           For the Six
                                                        Months Ended        Months Ended         Months Ended         Months Ended
                                                       June 30, 2006        June 30, 2005       June 30, 2006         June 30, 2005
                                                      -----------------    ----------------    -----------------     ---------------

SALES AND REVENUE                                       $        -         $         -        $           -         $          -

COST OF SALES                                                    -                   -                    -                    -
                                                      -----------------    ----------------    -----------------     ---------------
GROSS PROFIT                                                     -                   -                    -                    -
                                                      -----------------    ----------------    -----------------     ---------------

OPERATING EXPENSES
 Stock compensation expense                                      -                188,635                 -                 220,051
 Impairment                                                      -                130,776                 -                 130,776

 Selling, general and administrative expenses                  35,556               5,304               82,626              105,628
                                                      -----------------    ----------------    -----------------     ---------------
      Total Operating Expenses                                 35,556             324,715               82,626              456,455

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME
TAXES                                                   $     (35,556)           (324,715)             (82,626)            (456,455)
                                                      -----------------    ----------------    -----------------     ---------------

Provision for Income Taxes                                          -                   -                    -                    -
                                                      -----------------    ----------------    -----------------     ---------------

NET LOSS FROM CONTINUING OPERATIONS                           (35,556)           (324,715)             (82,626)            (456,455)

LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX                       -            (151,649)                -                (317,915)
                                                      -----------------    ----------------    -----------------     ---------------

NET LOSS                                                 $    (35,556)      $     (476,364)       $    (82,626)        $   (774,370)
                                                      =================    ================    =================     ===============

LOSS PER COMMON SHARE - BASIC AND DILUTED
 Loss from continuing operations                         $       (.07)      $        (1.04)       $        (.16)       $      (1.64)
 Loss from discontinued operations                                  -                 (.48)                   -               (1.15)
                                                      -----------------    ----------------    -----------------     ---------------

 Net loss per share - basic and diluted                   $      (.07)      $       (1.52)       $        (.16)        $      (2.79)
                                                      =================    ================    =================     ===============

Weighted average number of shares outstanding
  during the period - basic and diluted                        526,120             312,923              526,120             278,048
                                                      =================    ================    =================     ===============


     See accompanying notes to condensed consolidated financial statements.

                        EVOLVE ONE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005
                                   (UNAUDITED)
               ---------------------------------------------------

                                                                                              For the Six           For the Six
                                                                                             Months Ended          Months Ended
                                                                                             June 30, 2006         June 30, 2005
                                                                                           ------------------    ------------------
             CASH FLOWS FROM OPERATING ACTIVITIES:

              Net loss from discontinued operations                                                    -                 (456,455)
              Loss from continuing operations                                                       (82,626)             (317,915)
              Provisions for doubtful accounts                                                             -                10,000
              Adjustments to reconcile net loss to net cash used in operating activities:
                Depreciation and amortization                                                          -                    34,337
                In-kind contribution                                                                 66,907                      -
                Impairment                                                                             -                   130,776
                Stock issued for services                                                              -                   220,051
              Changes in operating assets and liabilities:
                Increase (decrease) in:
                 Accounts payable                                                                    13,755               (64,731)
                 Other assets                                                                              -                13,676
                 Discontinued operations, net                                                          -                    51,750
                                                                                           ------------------    ------------------
                    Net Cash Used In Operating Activities                                            (1,964)             (378,511)
                                                                                           ------------------    ------------------

             CASH FLOWS FROM INVESTING ACTIVITIES                                                      -                     -
                                                                                           ------------------    ------------------

             CASH FLOWS FROM FINANCING ACTIVITIES:
               Proceeds from sale of common stock                                                      -                   240,700
               Proceeds from loan payable                                                              -                   100,000
                                                                                           ------------------    ------------------
                    Net Cash Provided By Financing Activities                                          -                   340,700
                                                                                           ------------------    ------------------

             NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                    (1,964)              (37,811)

             CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                         1,964                176,924
                                                                                           ------------------    ------------------

             CASH AND CASH EQUIVALENTS AT END OF PERIOD                                 $              -      $            139,113
                                                                                           ==================    ==================

             SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

             Cash paid for income taxes                                                 $              -      $                  -
                                                                                           ==================    ==================

             Cash paid for interest expense                                             $              -      $                  -
                                                                                           ==================    ==================


            SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES
                            AND FINANCING ACTIVITIES

During fiscal 2005, a stockholder converted $100,000 in loans payable to common stock.

     See accompanying notes to condensed consolidated financial statements.

                        EVOLVE ONE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2006
                                   (UNAUDITED)


NOTE 1         ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A)      ORGANIZATION

Evolve One, Inc. (the "Company" or "EONE") was incorporated in Delaware on June 21, 1994. The company was a diversified holding company that developed and operated Internet and direct retail marketing companies. The Company's operating subsidiaries included A1DiscountProducts.com, StogiesOnline.com, Inc. ("Stogies"), an online distributor of brand name premium cigars and accessories, AuctionStore.com Inc. ("Auctionstore"), an eBay(R) Trading Assistant and Internet-based seller of consigned merchandise, AuctionStore Franchise Corp. ("Franchise"), a subsidiary formed to market and service AuctionStore franchises and International Internet Venture I, LLC (Ventures"), a company that from time to time owned an equity interest in several companies. As of December 31, 2005, the Company decided to discontinue the operations of all its operating subsidiaries and has classified these operations as discontinued (See Note 4).

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

(C)      PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Auctionstore.com, Inc., Stogies Online, Inc., International Internet Venture I, LLC, and Auctionstore Franchise Corp. All significant intercompany balances and transactions have been eliminated in consolidation.

                        EVOLVE ONE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2006
                                   (UNAUDITED)


(D)      CASH AND CASH EQUIVALENTS

For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

(E)      NET EARNINGS (LOSS) PER SHARE

Basic net earnings (loss) per share is computed by dividing net earnings (loss) by the weighted-average number of shares outstanding. Diluted net earnings
(loss) per share includes the dilutive effect of stock options. The calculation of diluted weighted average shares outstanding for the three months and six months ended June 30, 2006 and 2005 excludes 851,460 and 728,960 stock options and warrants, respectively. These shares were excluded because their effect was anti-dilutive.

(F)      REVENUE RECOGNITION

Revenue from sales of cigars, perfume and cologne, and auction items over the Internet, is recognized upon shipment. Provision is made at the time the related revenue is recognized for estimated product returns.

(G) INCOME TAXES

The Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(H)      FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of accounts payable approximates fair value because of the short maturity of the instruments and the provision, if any, for what management believes to be adequate reserves for potential losses.

(I)      LONG-LIVED ASSETS

The Company reviews for the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount.

                        EVOLVE ONE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2006
                                   (UNAUDITED)


(J)      STOCK COMPENSATION EXPENSE

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

(K) RECLASSIFICATIONS

The Company has reclassified a correction of the par value applied to common stock to additional paid-in capital on its Condensed Consolidated Balance Sheet as of June 30, 2006 (unaudited).

(L)      RECENT ACCOUNTING PRONOUNCEMENTS

SFAS 155, Accounting for Certain Hybrid Financial Instruments and SFAS 156, Accounting for Servicing of Financial Assets were recently issued. SFAS 155 and 156 have no current applicability to the Company and have no effect on the financial statements.

NOTE 2         CAPITAL STOCK

(A) CONTRIBUTION TO CAPITAL OF LIABILITIES TO DIRECTORS/SHAREHOLDERS

For the six months ended June 30, 2006, the Company recorded an in kind contribution of $7,500 for services contributed by its former President and $7,500 for services contributed by its current President and sole Director. In addition a related party paid $51,907 of expenses on behalf of the Company.

                        EVOLVE ONE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2006
                                   (UNAUDITED)


NOTE 2         CAPITAL STOCK (CONTINUED)

(B)      PREFERRED STOCK

The Company has 10,000,000 shares of cumulative convertible preferred stock (par value $.0001) authorized at June 30, 2006. The Board has the authority to issue the shares in one or more series and to fix the designation, preferences, powers and other rights, as it deems appropriate. At June 30, 2006 there were no shares issued or outstanding.

(C)      REVERSE STOCK SPLIT

On May 25, 2006, the Company's stockholders approved a 100 for 1 reverse stock split for its common stock, effective on the close of business on June 28, 2006. As a result, stockholders of record at the close of business on June 28, 2006, received one share of common stock for every 100 shares held. Common stock, additional paid-in capital and share and per share data for prior periods have been restated to reflect the reverse stock split as if it had occurred at the beginning of the earliest period presented.

NOTE 3         STOCK OPTIONS

In November 1999, the Board of Directors approved the establishment of Evolve One, Inc. Stock Option Plan (the "Plan") to provide incentives to attract future employees and retain existing key employees with the Company. The Company has reserved 1,000,000 shares of common stock for the grant of qualified incentive options or non-qualified options to employees and directors of the Company or its parents or subsidiaries, and to non-employee directors, consultants and advisors and other persons who may perform significant services for or on behalf of the Company under the Plan. These options were granted in accordance with employment agreements. Prices for incentive stock options must provide for an exercise price of not less than 100% of the fair market value of the common stock on the date the options are granted unless the eligible employee owns more than 10% of the Company's common stock for which the exercise price must be at least 110% of such fair market value. Non-statutory options must provide for an exercise price of not less than 85% of the fair market value. The Plan was approved by the shareholders at a meeting on November 11, 1999.

The Company applied Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its plans through December 31, 2005 and has adopted the provisions of SFAS 123(R) as of January 1, 2006. Accordingly, no compensation cost has been recognized for the incentive stock options granted to employees under its stock option plan in its statements of operations prior to January 1, 2006. During 2005, the Company amended its stock option Plan to increase the number of shares covered by the Plan from 8,000,000 shares (giving effect to the 1:8 forward stock split effective December 3, 2004) to 100,000,000 shares of common stock. The Company has not issued any stock options in 2006 and all options issued prior to December 31, 2005 have been fully vested.

A summary of the status of the Company's stock options as of June 30, 2006 and the changes during the quarter ended June 30, 2006 is presented below:

                        EVOLVE ONE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2006
                                   (UNAUDITED)



NOTE 3         STOCK OPTIONS (CONTINUED)

                                                                      Weighted
                                                  Shares           Average Price

         Ending Balance, December 31, 2005            851,460           $28.50
                  Options granted                           -                -
                  Options exercised                         -                -
                  Options cancelled                         -                -
                                                      ----------        --------

         Ending Balance, June 30, 2006                 851,460          $28.50
                                                      ===========       ========

         Options exercisable at period end             851,460
                                                       ==========

         Weighted average fair value of options
         granted to employees during the year                -           $   -
                                                       ==========       =======

As of June 30, 2006

                               Options Outstanding         Options Exercisable
                               --------------------        -------------------

                       Number
                      Average        Weighted      Weighted     Number       Weighted
                     Outstanding at   Remaining      Average   Exercisable    Average
Range of               June 30,       Contractual    Exercise    at June      Exercise
Exercise Price          2006             Life         Price      30, 2006       Price
---------------------------------------------------------------------------------------------

$.0125 - $56.25       851,460             6.89        $28.50      851,460      $28.50


As of June 30, 2005


                       Number
                      Average        Weighted      Weighted     Number       Weighted
                     Outstanding at   Remaining      Average   Exercisable    Average
Range of               June 30,       Contractual    Exercise    at June      Exercise
Exercise Price          2005             Life         Price      30, 2005      Price
---------------------------------------------------------------------------------------------

$.0125 - $56.25       728,960           7.55        $29.00       728,960       $29.00


During the six months ended June 30, 2005, the Company granted 70,000,000 stock options to employees. The Company applies APB Opinion No. 25 and related interpretations in accounting for stock options issued to employees. Had compensation cost been determined based on the fair market value at the grant date, consistent with SFAS 123, the Company's net income (loss) would have changed to the pro-forma amounts indicated below.

                        EVOLVE ONE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2006
                                   (UNAUDITED)

             -----------------------------------------------------

NOTE 3         STOCK OPTIONS (CONTINUED)

For the Six  Months
                                                     Ended June 30, 2005
Net loss available to
 common stockholders              As Reported           $(   774,370)
                                  Pro Forma             $( 8,996,023)

Basic and diluted loss
 per share                        As Reported           $     (3.00)
                                  Pro Forma             $    (32.00)

NOTE 4         DISCONTINUED OPERATIONS

As of December 31, 2005, the Company had discontinued all operations in all of its subsidiaries. Accordingly, all prior year amounts have been reclassified to conform to this presentation.

Discontinued operations for the three and six months ended June 30, 2005 are as follows:

                                          For the Three          For the Six
                                          Months Ended           Months Ended
                                           June 30, 2005          June 30, 2005
                                       ------------------     ------------------

Sales                                    $    11,458             $   103,775
Cost of goods sold                            (8,067)                (73,174)
Operating expenses                          (155,040)               (348,516)
                                       ------------------     ------------------

Income (loss) from discontinued
operations                               $    (151,649)          $  (317,915)
                                       ==================     ==================

NOTE 5         GOING CONCERN

As reflected in the accompanying consolidated financial statements, at June 30, 2006 the Company had a net loss of $82,626, a working capital deficiency of $17,889, has had recurring losses since inception and has an accumulated deficit of $8,201,340. This raises substantial doubt about its ability to continue as a going concern. As described in Note 6 below, on April 28, 2006 a change of control of the Company occurred. The new controlling stockholders intend to identify and close a business combination between the Company and an operating company which these controlling stockholders believe will enable the Company to continue as a going concern. The Company is dependent on success of the Company's new controlling stockholders to identify and close a business combination with an operating company which has sufficient additional capital to pay the Company's operating expenses and other obligations if it is to continue as a going concern. There are no assurances that the Company's controlling stockholders will be successful. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

                        EVOLVE ONE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2006
                                   (UNAUDITED)


NOTE 6         CHANGE OF CONTROL

On April 28, 2006, the Company and certain of its stockholders, including Dr. Irwin Horowitz, the CEO and principal stockholder of the Company, along with his affiliated company, Diversifax, Inc., entered into a Stock Purchase Agreement with Progress Partners, Inc. and Messrs. Yewen Xi and David Stein. Among the principal stockholders of the Company who participated in the transaction, in addition to Dr. Horowitz and Diversifax, Inc. were OnSpan Networking, Inc. and its affiliates, Messrs. Herb Tabin, and Gary Schultheis, who are also former officers and directors of the Company, and Mr. Robert Sands, a former director of the Company. Pursuant to the agreement a total of 415,571 shares were acquired for a total purchase price of $371,661. In addition, the purchasers also reimbursed Diversifax, Inc. for expenses incurred on behalf of the Company in the amount of $53,339. The purchasers further agreed to discharge certain expenses incurred by the Company in connection with the completion of the Company's annual report. Progress Partners, Inc. and Mr. Yewen Xi each acquired 166,228 shares, and Mr. David Stein acquired 83,114 shares of common stock from the selling stockholders. As of the time of the agreement, there were 524,513 shares of common stock issued and outstanding, exclusive of options and warrants. The purchasers acquired approximately 79% of the issued and outstanding common stock, exclusive of any shares underlying outstanding options and warrants.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following analysis of our results of operations and financial condition should be read in conjunction with the accompanying consolidated financial statements for the three months and six months ended June 30, 2006 and notes thereto appearing elsewhere in this quarterly report.

Overview

         During the fiscal year ended December 31, 2005 our operations consisted of two Internet-based businesses, StogiesOnline.com and AuctionStore.com. StogiesOnline.com was an online distributor and retailer of brand name premium cigars. AuctionStore.com was an eBay(R) Trading Assistant and Internet-based seller of consigned merchandise whose primary medium of sales is eBay(R). While we reported sales from these operations of $114,904 for the nine months ended September 30, 2005, as a result of competition in the marketplace and a lack of sufficient working capital, during October 2005 we determined that our business model was unprofitable and decided to discontinue the balance of our operations. We intend to seek to acquire assets or shares of an entity actively engaged in business which generates revenues, in exchange for our securities. Our ability to continue as a going concern is dependent on our ability to identify and close a business combination with an operating entity. We cannot assure you that we will be able to close a transaction which is inevitably beneficial to our stockholders. In addition, as it is likely that if we enter into a business combination the structure of the transaction will be such that the approval of our stockholders is not necessary before the transaction is closed. As such, our stockholders are relying entirely upon the judgment of our management in structuring a transaction which provides some benefit to our stockholders.

Results of Operations

Six months ended June 30, 2006 as compared to the six months ended June 30, 2005


                                      Six months ended    Six months ended         Increase/           Increase/
                                       June 30, 2006        June 30, 2005         (Decrease)           (Decrease)
                                        (unaudited)          (unaudited)        $ 2006 vs 2005       % 2006 vs 2005
                                    -----------------------------------------------------------------------------------

Operating expenses:
   Stock compensation expenses                         0              220,051            (220,051)              (100)%
   Impairment                                          0              130,776            (130,776)              (100)%
                                                       -              -------
  Selling, general and
administrative                                    82,626              105,628           (  23,002)             (21.8)%
                                                  ------              -------
Total operating expenses                        $ 82,626             $456,455          $ (373,829)             (81.9)%

                                    -----------------------------------------------------------------------------------
Loss from continuing operations                ( 82,626)            (456,455)            (373,829)             (81.9)%

Loss from discontinued operations                      0            (317,915)            (317,915)              (100)%

                                    ===================================================================================
Net loss                                       $(82,626)           $(774,370)           $(691,744)             (89.3)%
                                    ===================================================================================


         We did not report any revenues for either the six months ended June 30, 2006 or 2005. Total operating expenses for the six months ended June 30, 2006 were $82,626, a decrease of $373,829, or approximately 82%, from the six months ended June 30, 2005. Included in total operating expenses for the six months ended June 30, 2006 were:

         * Stock compensation expense of $0 as compared to $220,551 for the six months ended June 30, 2005. Stock compensation expense during the six months ended June 30, 2005 represented the value of shares of our common stock which we had issued to Diversifax Inc., a company controlled by our former CEO, as compensation for management and other administrative services. We did not have comparable expenses in the six months ended June 30, 2006 and do not anticipate incurring similar expenses during the balance of fiscal 2006,

         * We did not have any impairment expense for the six months ended June 30 ,2006 as compared top $130,776 for the six months ended June 30, 2005. The expense in fiscal 2005 represented the impairment of certain of our leasehold improvements as we abandoned our lease, and

         * Selling, general and administrative expenses, which includes salaries, rent and other overhead expenses, professional fees and similar general operating expenses, was $82,626 for six months ended June 30, 2006, a decrease of $23,002, or approximately 22%, from the comparable period in fiscal 2005. Including in SG&A expenses for the six months ended June 30, 2006 are compensation expense of $7,500 which represents an in kind contribution of services by our current President. While Mr. Siegel serves in his position without compensation, under generally accepted accounting principles we are required to recognize an expense equal to the value of his services. SG&A expenses for the six months ended June 30, 2006 also includes $51,907 of expenses paid on our behalf by our controlling stockholders following the change of control in April 2006. A significant portion of this decrease is attributable to reduced overhead expenses and administrative costs.

            As described elsewhere herein, during fiscal 2005 we discontinued the operations of our subsidiaries. In April 2006 a change of control of our company occurred in which our then CEO, a company related to him, and certain other of our stockholders sold shares of our common stock owned by them which represented approximately 79% of our issued and outstanding common stock to two individuals and an entity in a private transaction. On May 25, 2006, Mr. Alvin Siegel was elected as director and President of our company. Mr. Siegel is the principal and has voting and dispositive control over the securities owned by Progress Partners, Inc., a 31.75% shareholder of our company which acquired those shares in the change of control transaction in April 2006. A decision will be made by the purchasers in the proximate future with regard to potential acquisitions and business opportunities. Until such time as we enter into a business combination will we not generate any revenues.

Liquidity and Capital Resources

         Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At June 30, 2006 we had no cash on hand and a working capital deficit of $17,889. Net cash used in operating activities for the six months ended June 30, 2006 was $1,964 as compared to net cash used in operating activities of $378,511 for the six months ended June 30, 2005. This decrease in net cash used in operating activities in the six months ended June 30, 2006 as compared to the six months ended June 30, 2005 reflects the discontinuation of our operations during the later part of fiscal 2005.

         At June 30, 2006 we had an accumulated deficit of $8,201,340. The report from our independent registered public accounting firm on our audited financial statements at December 31, 2005 contains an explanatory paragraph regarding doubt as to our ability to continue as a going concern as a result of our significant recurring losses from operations since inception and our accumulated deficit. As discussed earlier in this report, in October 2005 we discontinued our operations and are now seeking to acquire assets or shares of an entity actively engaged in business which generates revenues, in exchange for our securities. We cannot predict when, if ever, we will be successful in this venture and, accordingly, we may be required to cease operations at any time. We do not have sufficient working capital to pay our operating costs for the next 12 months and we will require additional funds to pay our legal, accounting and other fees associated with our company and its filing obligations under federal securities laws, as well as to pay our other accounts payable generated in the ordinary course of our business. We have no commitments from any party to provide such funds to us. If we are unable to obtain additional capital as necessary until such time as we are able to conclude a business combination, we will be unable to satisfy our obligations and otherwise continue to meet our reporting obligations under federal securities laws. In that event, our stock would no longer be quoted on the OTC Bulletin Board and our ability to consummate a business combination with upon terms and conditions which would be beneficial to our existing stockholders would be adversely affected.

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

SFAS No. 154 ("SFAS 154"), Accounting Changes and Error Corrections, was issued in May 2005 and replaces APB Opinion No. 20 and SFAS No. 3 ("SFAS 3"). SFAS No. 154 requires retrospective application for voluntary changes in accounting principle in most instances and is required to be applied to all accounting changes made in fiscal years beginning after December 15, 2005. The Company has fully adopted SFAS No. 154 is not expected to have a material impact on the Company's consolidated financial condition or results of operations.

SFAS 155, Accounting for Certain Hybrid Financial Instruments and SFAS 156, Accounting for Servicing of Financial Assets were recently issued. SFAS 155 and 156 have no current applicability to the Company and have no effect on the financial statements.

ITEM 3.  CONTROLS AND PROCEDURES

         In September 2005 we restated our Condensed Consolidated Balance Sheet at December 31, 2004 and Condensed Consolidated Statement of Operations, Condensed Consolidated Statement of Stockholders' Equity and Condensed Consolidated Statement of Cash Flows for the years ended December 31, 2004 and 2003 . In September 2005 we also restated our Condensed Consolidated Balance Sheet (unaudited) at March 31, 2005. These restatements were made to reflect a change in certain marketable securities to recognize the other-than-temporary impairment on these marketable equity securities in 2002. The restatements resulted from comments from the staff of the Securities and Exchange Commission.

            Because of this accounting error, our management, which included our former Chief Executive Officer who also served as our principal financial and accounting officer, had previously determined that a deficiency in our internal controls existed related to the accounting for unrealized gain from marketable securities. Specifically, we did not have adequate controls over the presentation of unrealized gain from marketable securities. Accordingly, management determined that this control deficiency constituted a material weakness. A material weakness is a control deficiency, or combination of control deficiencies, that results is a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Subsequent to these restatements our management believes that we have taken the steps necessary to eliminate this material weakness. As described elsewhere herein we have subsequently discontinued our operations and now have one person, our current President, responsible for all accounting functions within our company. As a result, there is an inherent weakness in our internal controls at June 30, 2006 which will continue until such time as we expand our employee base and maintain a sufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the application of generally accepted accounting principles which is commensurate with our financial reporting requirements.

            Our President, who also serves as our principal financial and accounting officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of a date (the "Evaluation Date") as of the end of the period covered by the report. Based upon that evaluation, our President has concluded that our disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy our disclosure obligations under the Exchange Act. Other than the changes discussed above, based upon the foregoing evaluation there have been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

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

July 31, 2006                        EVOLVE ONE, INC.
                                 By: /s/ Alvin Siegel
                                 Alvin Siegel, President, principal executive
                                 officer and principal accounting officer