Form 10QSB
period 2006-09-30
China Direct, Inc
filed 2006-11-14
CIK 1088787

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly report ended September 30, 2006

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT

              For the transition period from ________ to _________

                        Commission File Number: 000-26415


                               CHINA DIRECT, INC.
                               ------------------
          (Exact name of small business issuer as specified in charter)

               Delaware                                13-3876100
               --------                                ----------
     (State or other jurisdiction of               (I.R.S. Employer
      incorporation or organization)              Identification No.)

                      5301 North Federal Highway, Suite 120
                            Boca Raton, Florida 33487
                      -------------------------------------
                    (Address of principal executive offices)

                                 (561) 989-9171
                                 --------------
                           (Issuer's telephone number)

                                 not applicable
                                 --------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ] No [X]

                       APPLICABLE ONLY TO COPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: At November 14, 2006 there were 10,997,183 shares of common stock were issued and outstanding.

Transitional Small Business Disclosure Format (Check one) Yes [ ] No [X]

         All share and per share information contained in this report gives effect to the 100 for 1 (100:1) reverse stock split effective June 28, 2006.

         China Direct, Inc., a Delaware corporation formerly known as Evolve One, Inc., and its subsidiaries is referred to in this report as "China Direct", "we", "us" or "our". China Direct Investments, Inc., a Florida corporation and a wholly owned subsidiary of China Direct, is referred to in this report as China Direct Consulting and CDI China, Inc., a Florida corporation and a wholly owned subsidiary of China Direct, is referred to in this report as CDI China.

           CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

         Certain statements in this report contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to implement our strategic initiatives, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this report in its entirety. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this report and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

                         PART I - FINANCIAL INFORMATION

                               CHINA DIRECT, INC.
                                  BALANCE SHEET
                               September 30, 2006
                                   (Unaudited)

                                     ASSETS
Current Assets:
Cash and cash equivalents .........................................  $  883,508
Prepaid expenses ..................................................     256,267
Investment in trading securities ..................................     528,869
Investment in marketable securities held for sale .................   1,494,600
                                                                     ----------
     Total current assets .........................................   3,163,244

Property and equipment, net of accumulated depreciation of $4,084 .      17,982
Prepaid expenses ..................................................     320,333
Other assets ......................................................      30,000
                                                                     ----------

     Total assets .................................................  $3,531,559
                                                                     ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable and accrued expenses ...........................  $   76,467
  Accrued compensation ............................................      14,149
  Deferred revenues-short term ....................................     366,300
  Due to executive officers .......................................     139,441
  Deferred income tax payable .....................................     323,733
                                                                     ----------
     Total current liabilities ....................................     920,090

  Deferred revenues-long term .....................................     457,875

Stockholders' Equity:
  Common stock; $.001 par value, 200,000,000 shares authorized,
    10,997,183  issued and outstanding ............................      10,997
  Additional paid-in capital ......................................   1,581,444
  Accumulated comprehensive income ................................     505,456
  Retained earnings ...............................................      55,697
                                                                     ----------

     Total stockholders' equity ...................................   2,153,594
                                                                     ----------

     Total liabilities and stockholders' equity ...................  $3,531,559
                                                                     ==========

                  See Notes to Unaudited Financial Statements.

                                               CHINA DIRECT, INC.
                                            STATEMENTS OF OPERATIONS
                                                                   For the
                                                 For the         period from
                                                nine-month        inception           For the three-month
                                               period ended     (January 18)             period ended
                                                September       to September      September        September
                                                 30, 2006         30, 2005         30, 2006         30, 2005
                                               ------------     -------------    ------------     ------------
                                                (Unaudited)      (Unaudited)     (Unaudited)       (Unaudited)
Revenues ..................................    $    338,407     $    330,850     $     96,575     $     16,000
Revenues-related party ....................         145,000          534,000                -          142,500
                                               ------------     ------------     ------------     ------------
  Total revenues ..........................         483,407          864,850           96,575          158,500

Cost of revenues ..........................         347,707           48,344          198,913           22,841
                                               ------------     ------------     ------------     ------------

Gross profit ..............................         135,700          816,506         (102,338)         135,659

Operating expenses:
  Selling, general, and administrative
   expenses-related parties ...............          16,894          132,949            5,642            5,373
  Selling, general and administrative .....       1,092,279          410,852          250,191           42,022
                                               ------------     ------------     ------------     ------------

  Total operating expenses ................       1,109,173          543,801          255,833           47,395
                                               ------------     ------------     ------------     ------------

  Operating (loss) income .................        (973,473)         272,705         (358,171)          88,264

Other income (expense):
Registration rights penalty ...............         (13,013)               -          (13,013)               -
Interest income ...........................             205                -                -                -
Unrealized gain(loss) on trading securities         234,148          162,350          (39,352)               -
Realized gain on sale of trading securities         118,560                -           75,215                -
                                               ------------     ------------     ------------     ------------

Net (loss) income before income tax .......        (633,573)         435,055         (335,321)          88,264

Income tax benefit (expense) ..............         245,742         (172,282)         132,787          (99,243)
                                               ------------     ------------     ------------     ------------

Net (loss) income .........................        (387,831)         262,773         (202,534)         (10,979)

Unrealized gain on marketable securities
 held for sale, net income tax ............         442,853          211,400         (952,387)        (829,173)
                                               ------------     ------------     ------------     ------------

Comprehensive income ......................    $     55,022     $    474,173     $ (1,154,921)    $   (840,152)
                                               ============     ============     ============     ============

Basic (loss) earnings per common share ....    $      (0.04)    $       0.03     $      (0.02)    $      (0.00)
                                               ============     ============     ============     ============

Diluted (loss) earnings per common share ..    $      (0.04)    $       0.02     $      (0.02)    $      (0.00)
                                               ============     ============     ============     ============

Basic weighted average common
 shares outstanding .......................      10,118,445       10,000,000       10,354,033       10,000,000
                                               ============     ============     ============     ============

Diluted weighted average common shares
 outstanding ..............................      10,118,445       10,874,521       10,354,033       10,874,521
                                               ============     ============     ============     ============

                                  See Notes to Unaudited Financial Statements

                                                     - 4 -

                                      CHINA DIRECT , INC.
                                   STATEMENTS OF CASH FLOWS
                               For the nine-month period ended:
                                                                    September      September
                                                                     30, 2006       30, 2005
                                                                   -----------    -----------
                                                                   (Unaudited)    (Unaudited)
Cash flows from operating activities:
Net (loss) income ..............................................   $  (387,831)   $   262,773
Adjustments to reconcile net (loss) income to net
 cash used in operating activities:
  Depreciation .................................................         2,877          1,078
  Realized gain on sale of investment in trading securities ....      (118,560)             -
  Unrealized gain on investment in trading securities ..........      (234,148)      (162,350)
  Fair value of shares issued to founders ......................             -         10,000
  Fair value of shares received for services ...................    (1,098,900)    (1,023,750)
  Fair value of warrants received for services .................             -        (33,428)
  Fair value of investments assigned to employees and
   consultants for services ....................................       837,200        292,600
  Fair value of investments assigned to a related party ........             -        117,000
  Fair value of options issued to consultants ..................       403,405              -
Changes in operating assets and liabilities:
  Prepaid expenses .............................................      (576,600)             -
  Other assets .................................................       (30,000)             -
  Accounts payable and accrued expenses ........................        47,937          5,000
  Accrued compensation .........................................         9,149              -
  Deferred revenues ............................................       824,175        283,578
  Deferred income tax liability ................................        (7,659)             -
  Income tax payable ...........................................      (293,083)       172,282
                                                                   -----------    -----------

Net cash used in operating activities ..........................      (622,038)       (75,217)
                                                                   -----------    -----------

Cash flows provided by investing activities:
Proceeds from the disposition of investment in trading
 securities ....................................................       286,939              -
  Purchases of property and equipment ..........................        (5,059)       (12,423)
                                                                   -----------    -----------

Net cash provided by (used in) investing activities ............       281,880        (12,423)
                                                                   -----------    -----------

Cash flows from financing activities:
  Proceeds from advances from executive officers ...............         4,648         90,533
  Capital contributed by officers ..............................       259,061              -
  Proceeds from issuance of common stock .......................       919,974              -
                                                                   -----------    -----------

Net cash provided by financing activities ......................     1,183,683         90,533
                                                                   -----------    -----------

Net increase in cash ...........................................       843,525          2,893

Cash, beginning of period ......................................        39,983              -
                                                                   -----------    -----------

Cash, end of period ............................................   $   883,508    $     2,893
                                                                   ===========    ===========

Supplemental disclosures of cash flow information:
     Cash paid for taxes .......................................   $    55,000    $         -
                                                                   ===========    ===========

     Cash paid for interest ....................................   $         -    $         -
                                                                   ===========    ===========

                         See Notes to Unaudited Financial Statements.

                                             - 5 -

                               CHINA DIRECT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2006 AND 2005
                                   (UNAUDITED)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

THE COMPANY

China Direct, Inc., a Delaware corporation formerly known as Evolve One, Inc., and its subsidiaries are referred to in this report as the "Company," "China Direct", "we", "us" or "our". China Direct Investments, Inc., a Florida corporation and a wholly owned subsidiary of China Direct, Inc. is referred to in this report as China Direct Investments. CDI China, Inc., a Florida corporation and a wholly owned subsidiary of China Direct, Inc. is referred to in this report as CDI China.

On August 16, 2006 we acquired 100% of the issued and outstanding stock of China Direct Investments in exchange for 10,000,000 shares of our common stock, which at closing, represented approximately 95% of our issued and outstanding shares of our common stock. China Direct Investments was incorporated under the laws of the State of Florida on January 18, 2005. As a result of the reverse merger transaction, China Direct Investments, Inc. became a wholly owned subsidiary. For financial accounting purposes, the transaction in which we acquired China Direct Investments was treated as a recapitalization of our company with the former stockholders of the company retaining approximately 5.0% of the outstanding stock of our company. As a result of the transaction, the business of China Direct Investments became the business of our company.

In September 2006 we changed the name of our company to China Direct, Inc.

China Direct is a diversified management and consulting company. Our mission is to create a platform to empower medium sized Chinese entities to effectively compete in the global economy.

Our purpose is twofold; to offer turn key consulting services to public Chinese entities and to acquire controlling interest in Chinese companies providing an infrastructure for development. China Direct offers a comprehensive suite of services which the company believes is critical to the success of Chinese entities. Our function is to provide resources necessary for Chinese entities to compete in the global economy. We believe China Direct overcomes cultural and geographical barriers allowing for east to meet west in a truly unique manner. Our organization lends its resources to provide a platform which we believe empowers medium sized Chinese entities to expand market share.

China Direct. operates two wholly owned entities; China Direct Investments, and CDI China,. China Direct Investments serves as a full service consulting and advisory firm offering a comprehensive suite of services critical to the success of Chinese entities seeking to access the U.S. capital markets. China Direct Investments was incorporated under the laws of the State of Florida on January 18, 2005.

CDI China operates as a management company for Chinese entities. CDI China seeks to acquire a controlling interest in entities operating in China. CDI China was incorporated under the laws of the State of Florida on August 25, 2005. The goal of CDI China is to acquire majority interests in a variety of Chinese companies engaged in operations which we believe will benefit from the continuing growth

                               CHINA DIRECT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2006 AND 2005
                                   (UNAUDITED)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS (CONTINUED)

of the Chinese economy. Examples of industries in which we will focus our efforts include manufacturing, technology, mining, healthcare, packaging, food and beverage, as well as import and export. We initially intend to target companies that are medium sized entities, generally including companies with less than $100 million in annual revenue, which we believe offer the greatest opportunities for growth.

Our business model for CDI China envisions the acquisition of a majority interest of a Chinese entity, either via a share exchange or a purchase of stock. The consideration for the acquisition, either common stock or cash, will be directly related to the shareholder equity of the acquisition target. We would then utilize resources available to us by virtue of our public company status to provide the necessary capital to our subsidiary to enable it to grow its business and operations.

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and the footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of recurring accruals, considered for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for fiscal 2006.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

CONCENTRATION OF CREDIT RISKS

The Company is subject to concentrations of credit risk primarily from cash and cash equivalents and investments in marketable securities held for sale and trading securities.

The Company's cash and cash equivalents accounts are held at financial institutions and are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000. During the nine month period ended September 30, 2006, the Company's bank deposits are $583,508, which exceed the FDIC insurance limit. To reduce its risk associated with the failure of such financial institutions, the Company periodically evaluates the credit quality of the financial institutions at which it holds deposits.

                               CHINA DIRECT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2006 AND 2005
                                   (UNAUDITED)

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Three clients accounted for 69%, 19%, and 12%, respectively, of the Company's investment in trading securities at September 30, 2006. Dragon International Group Corp., a publicly traded Chinese company accounted for $364,650, or approximately 69% of the Company's investment in marketable securities held for sale at September 30, 2006. Sunwin International Neutraceuticals, Inc., a publicly traded Chinese company accounted for $99,400, or approximately 19% of the Company's investment in marketable securities held for sale at September 30, 2006. Dragon Capital Group Corp., a related entity, and as well a publicly traded Chinese company accounted for $64,819, or approximately 12% of the Company's investment in marketable securities held for sale at September 30, 2006.

CUSTOMER CONCENTRATION

Four of the Company's clients accounted for 30%, 29%, 28% and 8%, respectively, of its revenues during the nine month period ended September 30, 2006. Two of the Company's clients accounted for 62% and 28%, respectively, of its revenues during the period from inception, (January 18, 2005), to September 30, 2005. The Company seeks to minimize its customer concentration risk by diversifying its existing customer base.

PRODUCT CONCENTRATION

All of the Company's revenues are derived from fees earned from business consulting services.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of cash and cash equivalents, investment in marketable securities, accounts payable and accrued expenses, income tax payable and due to executive officers approximate their fair value due to their short term maturities. The carrying value of securities held for sale is reflected at their fair value based on their quoted stock price.

MARKETABLE SECURITIES

The Company classifies its existing marketable equity securities as trading securities and available for sale in accordance with SFAS No. 115. These securities are carried at fair market value. Realized gains or losses are recognized in the statement of operations when the marketable securities are sold. Gains or losses on securities sold are based on the specific identification method. Unrealized gains or losses of trading securities are recognized in the statement of operations on a monthly basis based on changes in the fair value of the security as quoted on national or inter dealer stock exchanges. Unrealized gains or losses of marketable securities held for sale are recognized as an element of comprehensive income on a monthly basis based on changes in the fair value of the security as quoted on national or inter dealer stock exchanges.

                               CHINA DIRECT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2006 AND 2005
                                   (UNAUDITED)

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

PREPAID EXECUTIVE COMPENSATION

Prepaid executive compensation consists of the fair value of shares of the Company's clients which were assigned to the Company's officers for services to be rendered to such clients over the course of 36 month agreements.

PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost and are depreciated on a straight line basis over their estimated useful lives of three to five years. Maintenance and repairs are charged to expense as incurred. Significant renewals and betterments are capitalized.

INCOME TAXES

Income taxes are accounted for in accordance with SFAS No. 109, Accounting for Income Taxes. SFAS No. 109 requires the recognition of deferred tax assets and liabilities to reflect the future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting bases and tax bases of the Company's assets and liabilities result in a deferred tax asset, SFAS No. 109 requires an evaluation of the probability of being able to realize the future benefits indicated by such assets. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some or the entire deferred tax asset will not be realized.

USE OF ESTIMATES

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates made by management include, but are not limited to, the realization of receivables. Actual results will differ from these estimates.

                               CHINA DIRECT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2006 AND 2005
                                   (UNAUDITED)

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

BASIC AND DILUTED EARNINGS PER SHARE

Basic earnings per share are calculated by dividing income or loss available to stockholders by the weighted average number of common shares outstanding during each period. Diluted earnings per share are computed using the weighted average number of common and dilutive common share equivalents outstanding during the period. Dilutive common share equivalents consist of shares issuable upon the exercise of stock options and warrants (calculated using the modified treasury stock method). The outstanding options amounted to 9,058,000 at September 30, 2006 and 5,500,000 at September 30, 2005.

The following sets forth the computation of basic and diluted earnings per share:

                                                                     From
                                                                  Inception
                                                 Nine month      (January 18,
                                                period ended        2005) to
                                                 September       September 30,
                                                  30, 2006            2005
                                                ------------     -------------
Numerator:
Net (loss) income ...........................   $  (387,831)      $   262,773
                                                ===========       ===========

Denominator:
Denominator for basic earnings per share
Weighted average shares outstanding .........    10,118,445        10,000,000
Effect of dilutive employee stock options ...             -           874,521
                                                -----------       -----------
Denominator for diluted earnings per share
Weighted average shares outstanding .........    10,118,445        10,874,521
                                                ===========       ===========

Basic (loss) earnings per share .............   $     (0.04)      $      0.03
                                                ===========       ===========
Diluted (loss) earnings per share ...........   $     (0.04)      $      0.02
                                                ===========       ===========

                               CHINA DIRECT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2006 AND 2005
                                   (UNAUDITED)

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

REVENUE RECOGNITION

Revenue is recognized when earned. The Company's revenue recognition policies are in compliance with the Securities and Exchange Commission's Staff Accounting Bulletin ("SAB") No. 104 "Revenue Recognition".

The Company generally provides its services pursuant to written agreements which may vary in duration. Revenues are recognized over the terms of the agreements. The Company's revenues are derived from a certain predetermined fixed fee for the services it provides to its customers. The fee will vary based on the scope of its services.

A significant portion of the services the Company provides are paid in shares and other equity instruments issued by its clients. These instruments are classified as marketable securities on the balance sheet, if still held at the financial reporting date. These instruments are stated at fair value in accordance with the provision of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS No. 115) and EITF 00-8 "Accounting by a grantee for an equity instrument to be received in conjunction with providing goods or services". Primarily all of the equity instruments are received from small public companies.

The instruments received, whether in the form of stock, or stock purchase warrants, are typically restricted as to resale, though the Company generally receives a registration right within one year. Company policy is to resell these securities in anticipation of short term market movements. The Company recognizes revenue for such stock purchase warrants when received based on the Black-Scholes valuation model. The Company recognizes unrealized gains or losses in the statement of operations based on the changes in value in the stock purchase warrants as determined by the Black-Scholes valuation model. Realized gains or losses are recognized in the statement of operations when the related stock purchase warrant is exercised and sold. The Company recognized revenues amounting to $274,725 and $764,578 in connection with the receipt of equity instruments during the nine month period ended September 30, 2006 and the period from inception of January 18, 2005 through September 30, 2005, respectively. Additionally, the Company deferred revenues of $824,175 in connection with the receipt of equity instruments at September 30, 2006.

STOCK BASED COMPENSATION

In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment", which replaces SFAS No. 123 and supersedes APB Opinion No. 25. Under SFAS No. 123(R), companies are required to measure the compensation costs of share based compensation arrangements based on the grant date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share based compensation arrangements include stock options, restricted share plans, performance based awards, share appreciation rights and employee share purchase plans. In March 2005 the SEC issued Staff Accounting Bulletin No. 107, or "SAB 107". SAB 107 expresses views of the staff regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides the staff's views regarding the valuation of share based payment arrangements for public companies. SFAS No. 123(R) permits

                               CHINA DIRECT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2006 AND 2005
                                   (UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

public companies to adopt its requirements using one of two methods. On April 14, 2005, the SEC adopted a new rule amending the compliance dates for SFAS 123R. Companies may elect to apply this statement either prospectively, or on a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods under SFAS 123. Effective January 1, 2006, the Company has fully adopted the provisions of SFAS No. 123R and related interpretations as provided by SAB 107. As such, compensation cost is measured on the date of grant as the excess of the current market price of the underlying stock over the exercise price. Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant. The Company applies this statement prospectively.

SEGMENT REPORTING

The Company operates in one segment, business consulting services. The Company's chief operating decision maker evaluates the performance of the Company based upon revenues and expenses by functional areas as disclosed in the Company's statements of operations.

RECENT PRONOUNCEMENTS

In July 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No.48, "Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No.109" ("FIN 48"), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that entities recognize the impact of a tax position in their financial statements, if that position is more likely than not to be sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company is still assessing the impact the adoption of FIN 48 will have on its financial statements.

NOTE 3 - DUE TO EXECUTIVE OFFICERS

The due to executive officers amounts to approximately $139,000 at September 30, 2006. The due to executive officers is non interest bearing, unsecured, and payable on demand.

STOCK OPTION PLAN

The following pro forma information regarding stock based compensation has been determined as if the Company had accounted for its employee stock options under the fair value method pursuant to SFAS 123. For purposes of the pro forma calculations, the fair value of each option granted in 2005 was estimated at the date of grant using the Black-Scholes model with the following assumptions: risk free interest rate: 4.0%,; dividend yield: none; volatility: 73% ; expected lives: 5 years.

The Company issued 5,500,000 options to its executive officers during fiscal 2005 at a weighted average exercise price of $5.00. No value was attributed to such options based on the aforementioned assumptions. Additionally, there are no adjustments to the pro forma net income or earnings per share for the period from Inception (January 18, 2005) to September 30, 2005.

                               CHINA DIRECT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2006 AND 2005
                                   (UNAUDITED)

NOTE 4 - STOCKHOLDERS' EQUITY (CONTINUED)

During the nine month period ended September 30, 2006, the Company issued 3,558,000 options to consultants and employees. These options vested over a period not exceeding one year and had exercise price ranging from $0.01 to $10.00. The fair value of each option granted during the nine month period ended June 30, 2006 was estimated at the date of grant using the Black-Scholes model with the following assumptions: (i) risk free interest rate: 5.1%; (ii) dividend yield: none; (iii) volatility: 73% ; (iv) expected lives: 5 years. The fair value of such options amounted to $460,800 of which $403,405 was recognized as sales and general and administrative expenses during the nine month period ended September 30, 2006.

COMMON STOCK

At inception, China Direct Investments issued 10,000,000 shares to its three founders. The shares were valued at their par value and amounted to $10,000. The fair value of the shares was recognized as sales and general and administrative expenses during the nine month ended September 30, 2005.

On August 16, 2006 we acquired 100% of the issued and outstanding stock of China Direct Investments in exchange for 10,000,000 shares of our common stock, which at closing, represented approximately 95% of our issued and outstanding shares of common stock. China Direct Investments was incorporated under the laws of the State of Florida on January 18, 2005. As a result of the reverse merger transaction, China Direct Investments became a wholly owned subsidiary. For financial accounting purposes, the transaction in which we acquired China Direct Investments was treated as a recapitalization of our company with the former stockholders of the company retaining approximately 5.0% of the outstanding stock of our company. As a result of the transaction, the business of China Direct Investments became the business of our company.

Under the terms of the share exchange, the China Direct Investments shareholders received one (1) shares of our common stock for each share of China Direct Investments common stock owned by them prior to the transaction. In addition, all issued and outstanding options of China Direct Investments exercisable into 9,046,000 shares of China Direct Investments' common stock were cancelled and exchanged for identical options of the Company exercisable into 9,046,000 shares of common stock at exercise prices ranging from $.01 to $10.00 and portions vesting periodically over the next three years. This share exchange, which was structured to be a tax free exchange under the Internal Revenue Code of 1987, as amended, resulted in a change in our control, and was a reverse merger for accounting purposes with China Direct Investments as the accounting survivor.

In connection with the reverse merger, the Company had 528,433 shares of common stock.

On September 12, 2006, we entered into agreements with 13 accredited investors for the sale of $3,600,000 of units of our securities. The offering consisted of a total of 1,800,000 shares of common stock, five year Class A Common Stock Purchase Warrants to purchase 2,700,000 shares of common stock at an exercise price of $4.00 per share and five year Class B Common Stock Purchase Warrants to purchase 2,700,000 shares of common stock at an exercise price of $10.00 per share.

                               CHINA DIRECT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2006 AND 2005
                                   (UNAUDITED)

NOTE 4 - STOCKHOLDERS' EQUITY (CONTINUED)

On September 12, 2006, we completed the sale of an initial $937,500 worth of units of securities consisting of 468,750 shares of Common Stock, Class A Common Stock Purchase Warrants to purchase 703,125 shares of common stock and Class B Common Stock Purchase Warrants to purchase 703,125 shares of common stock. Upon satisfaction of the condition precedent, the second phase of the offering will be the sale of an additional $2,662,500 of units which will consist of 1,331,250 shares of common stock, Class A Common Stock Purchase Warrants to purchase 1,996,875 shares of common stock and Class B Common Stock Purchase Warrants to purchase 1,996,875 shares of common stock. The second closing is conditioned upon the filing by us with the SEC of a Current Report on Form 8-K disclosing pro forma revenues for our company on a consolidated basis of at least $20,000,000 and net income before taxes, depreciation and amortization of not less than $500,000 for the 12-month period ending December 31, 2005. If this second closing condition is not satisfied by December 1, 2006 the closing will not occur and we will not sell these additional securities.

The purchasers of the units are certain accredited institutional and individual investors. The exercise of the warrants is subject to a 4.99% cap on the beneficial ownership that each purchaser may have at any point in time while the securities are outstanding. The net proceeds from the initial transaction will be used for working capital purposes, and the net proceeds from the second closing are expected to be used for acquisitions, as well as working capital purposes.

During the nine month period ended September 30, 2006, the executive officers of the Company contributed $259,061 to the Company

NOTE 5 - MARKETABLE SECURITIES

Marketable securities, as shown in the accompanying balance sheet, consist of securities held for sale or trading securities. Their value at date received and estimated fair market value at September 30, 2006 are as follows:

                                              Date
                              January 1,    received/    Unrealized   September
                                 2006         sold          gain       30, 2006
                              ----------   ----------    ----------   ----------
Investment in trading
 securities-common stock ..   $   80,800   $  213,921    $  234,148   $  528,869
Investment in marketable
 securities held for sale .   $  810,000   $  (48,600)   $  733,200   $1,494,600

NOTE 6 - RELATED PARTY TRANSACTIONS

The Company leases approximately 1,200 square feet of office space. The Company incurred approximately $17,000 and $16,000 in rental expense pursuant to this subleasing arrangement during the nine months ended September 30, 2006 and 2005, respectively. The Company has entered into an additional lease agreement to lease an additional 500 square feet of office space adjacent to the current 1,200 square feet of office space.

                               CHINA DIRECT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2006 AND 2005
                                   (UNAUDITED)

NOTE 6 - RELATED PARTY TRANSACTIONS (CONTINUED)

The Company assigned 900,000 shares of common stock of Linkwell Corporation, received as compensation pursuant to a consulting agreement between Linkwell Corporation and China Direct Investments, Inc., to CIIC Investment Banking Services (Shanghai) Company, Limited, a related party partially owned by one of our officers and directors, in consideration for services rendered by CIIC Investment Banking Services (Shanghai) Company, Limited to China Direct Investments. The value of the 900,000 shares of Linkwell Corp. common stock assigned to CIIC Investment Banking Services (Shanghai) Company, Limited, a related party, were valued on the date of issuance of $.13 per share which amounted to $117,000 in aggregate during the nine month period ended September 30, 2005 and was recognized as sales, general and administrative expenses.

NOTE 7 - SUBSEQUENT EVENTS

On September 24, 2006 CDI China entered into a stock acquisition agreement with Shanghai Lang Chemical Company, Limited, a Chinese limited liability company ("Lang"), and its two stockholders Jingdong Chen and Qian Zhu. Under the terms of the stock exchange agreement, CDI China was to acquire 51% equity ownership of Lang in exchange for an initial capital infusion of $375,000 and a follow-up capital infusion of $326,250 to be made on or before June 30, 2007. Messrs. Chen and Zhu will each retain a 24.5% equity interest in Lang, will remain as officers and will enter into employment agreements with CDI Shanghai Company, Limited, a wholly owned subsidiary of CDI China. The purchase price was determined based on arm's length negotiations and no finder's fees or commissions were paid in connection with the acquisition. The cash infusion will be derived by the Company from its working capital. On October 25, 2006 the transaction closed according to its terms.

At the closing of the transaction, CDI Shanghai Company, Limited entered into employment agreements with each of Mr. Chen and Ms. Zhu. Mr. Chen will serve as Vice President, Chemical Division with operational responsibilities for Lang, and Ms. Zhu will serve as Vice President of Finance, Chemical Division. The terms of the five year agreements are identical and provide for annual compensation of $10,000 together with bonuses at the discretion of the company. The agreements contain customary confidentiality provisions.

Lang specializes in the sale and distribution of industrial grade synthetic chemicals. It maintains a relationship with both the supplier and the customer, managing the logistics of the distribution channel. Lang is a distribution agent in the eastern section of China for manufacturers such as BASF YPC Co., Ltd, Celanese (China) Holding Co., Ltd and Lucite International (China) Chemical Industry Co., Ltd. Lang primarily distributes products to industrial manufacturing company and trading companies, including property developers, textile factories and pharmaceutical factories located in Eastern China. Products sold and distributed by Lang are used by customers as a raw material in the production of a variety of finished products including paint, glue, plastics, textiles, leather goods as well as various medical products. Lang was founded in January 1998 by Mr. Chen and Ms. Zhu.

                               CHINA DIRECT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2006 AND 2005
                                   (UNAUDITED)

NOTE 7 - SUBSEQUENT EVENTS (CONTINUED)

Lang generates revenues through a commission ranging from 3% to 5% of the sale, with the amount of commission varying depending on the product sold. Lang maintains a small inventory of chemicals at various storage centers across the eastern section of China. In most cases, Lang remits full payment to the suppliers upon receipt of the products for its inventory. Approximately 20% of Lang sales are derived from smaller orders of these chemicals sold from their inventory. These chemicals, which include acrylic acid, butyl acrylate, methyl acrylate, vinyl acetate, glacial acetic acid, vinyl acetic, methanol and VAE, are typically subject to price fluctuations. Lang maintains a small inventory of these chemicals in an effort to supply the customer efficiently on short term notice and to reduce the impact of fluctuating prices. These smaller orders are generally less than 10 tons and are shipped to the customer directly from one of Lang's storage centers at a 3 % to 5% markup. Generally the customer pays the full amount of the order at the time the order is placed.

The balance of the approximately 80% of the Lang sales are derived from frequently used products which are shipped directly from the supplier to the customer. In most cases these are larger orders which Lang cannot supply from their inventory. Usually these larger orders are in excess of 10 tons and will be shipped from the suppliers to the clients directly. Lang will bill and collect payment from the customer. Generally customers will pay 10% to 20% of the purchase price as a deposit to Lang. Lang must pay the full balance to the suppler before the order is shipped. Upon receipt of the goods the customer will remit the balance of the payment for the order to Lang. Although Lang pays the suppliers upon receipt, the products can be returned with full refund only in the event there is an issue with quality.

In September 2006 CDI China also entered into a share acquisition agreement with Chang Magnesium Company, Limited, a Chinese limited liability company, and its sole member Yuwei Huang. Under the terms of the agreement, CDI China will acquire 51% equity ownership of Chang Magnesium Company, Limited from Mr. Huang in exchange for a total capital contribution to Chang Magnesium Company, Limited of $2,550,000, of which $ 1,000,000 will be made 10 days after the closing, an additional $800,000 will be made on or before September 30, 2007, and the remaining $750,000 will be made on or before December 31, 2007. The closing of the transaction is subject to receipt by us of audited financial statements. If the financial statements do not reflect a net members' equity of $2,550,000 at June 30, 2006, upon mutual agreement of the parties the $1,000,000 of capital to be contributed to Chang Magnesium Company, Limited following the closing will be reduced.

It is anticipated that the transaction will close on or before November 30, 2006. Mr. Huang will retain a 49% equity interest in Chang Magnesium Company, Limited and will remain as an officer. He will also enter into an employment agreement with CDI Shanghai. Finally, the agreement provides that Mr. Huang will contribute $2,450,000 of investment capital on or before 90 days from the closing date of the transaction.

Chang Magnesium Company, Limited, which is located in Taiyuan, in the Shanxi Province of China, operates a magnesium facility and Chang Magnesium Trading Company Limited, its wholly owned subsidiary, is an exporter of magnesium. Chang Magnesium Company, Limited is located in Taiyuan, of the Shanxi Province.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following discussion and analysis should be read in conjunction with our financial statements and the accompanying notes appearing elsewhere in this Report on Form 10-Q.

OVERVIEW

         China Direct is a diversified management and consulting company. Our mission is to create a platform to empower medium sized Chinese entities to effectively compete in the global economy. Our mission is to create a platform to support, develop and nurture business opportunities arising from the opening of markets in the People's Republic of China. We believe that the combined resources of our subsidiaries, CDI China and China Direct Investments, working in tandem will create a resource equipped to offer comprehensive business solutions to Chinese companies enabling them to successfully access the U.S. markets.

         Our purpose is twofold: (i) to offer turn key consulting services to public Chinese entities; and (ii) to acquire controlling interest in Chinese companies providing an infrastructure for development. China Direct offers a comprehensive suite of services which we believe are critical to the success of Chinese entities. Our function is to provide resources necessary for Chinese entities to compete in the global economy. We believe that China Direct overcomes cultural and geographical barriers allowing for east to meet west, in a truly unique manner. We believe our organization lends its resources to provide a platform to empower medium sized Chinese entities to expand market share.

         Our operating subsidiaries include China Direct Investments and CDI China. China Direct Investments serves as a full service consulting and advisory firm offering a comprehensive suite of services to Chinese entities seeking to access the U.S. capital markets.

         CDI China

         CDI China operates as a management company for Chinese entities and it seeks to acquire a controlling interest in entities operating in China. The goal of CDI China is to acquire majority interests in a variety of Chinese companies engaged in operations which we believe will benefit from the continuing growth of the Chinese economy. Examples of industries in which we will focus our efforts include manufacturing, technology, mining, healthcare, packaging, food and beverage, and import and export. We initially intend to target companies that are medium sized entities, generally including companies with less than $100 million in annual revenue, which we believe offer the greatest opportunities for growth.

         It is generally recognized that China, which gained acceptance to the World Trade Organization in 2001, is one of the world's largest and fastest growing economies. We believe that the rapid development of the economy is upgrading the quality of medium sized entities and that China's increasingly deregulated markets, new emerging technologies and changing social perspectives have created a whole new class of young energetic entrepreneurs with great ambitions, local market expertise, solid business development track records, but often limited financial resources. We believe there is tremendous growth potential in this sector and, despite robust economic conditions and great perspectives for the future, the growth of Chinese private businesses are greatly hindered by inadequacies of their financial sector, which is generally recognized to still be in need of further reforms and improvements. We believe the financial system in China, controlled by the government, does not have sufficiently developed mechanisms to efficiently allocate capital and that the financial markets are geared primarily towards the larger well-established and best-connected firms, which are generally state-owned entities, the privileged remnants of the old communist economy. We believe access to capital by smaller companies is often limited to black market debt instruments with interest rates exceeding 30% annually, consequently, many private entities, which in effect stimulate economic growth and provide new local employment opportunities, have been forced to look for alternative funding. We believe that as the Chinese economy continues to grow and smaller companies continue to need capital to participate in this growth, as a result of the limited options available to them these medium sized companies will seek alternative ways to finance their internal growth.

         Our business model for CDI China envisions the acquisition of a majority interest of a Chinese entity, in a share exchange, with the amount of our common stock issued in the transaction directly related to the shareholder equity of the acquisition target. We would then utilize resources available to us by virtue of our public company status to provide the necessary capital to our subsidiary to enable it to grow its business and operations. Based upon our early stage discussions with several investment banking firms, we believe that we would be able to use the assistance of an investment banking firm to raise additional capital as needed upon terms which would be acceptable to us.

         Since the closing of the reverse merger in August 2006, CDI China has closed the acquisition of one company and has executed an agreement to acquire a controlling interest in a second company, the closing of which is pending.

         On September 24, 2006 CDI China entered into a stock acquisition agreement with Shanghai Lang Chemical Company, Limited, a Chinese limited liability company ("Lang"), and its two stockholders Jingdong Chen and Qian Zhu. Under the terms of the stock exchange agreement, CDI China was to acquire 51% equity ownership of Lang in exchange for an initial capital infusion of US$375,000 and a follow-up capital infusion of US$326,250 to be made on or before June 30, 2007. Messrs. Chen and Zhu will each retain a 24.5% equity interest in Lang, will remain as officers and will enter into employment agreements with CDI Shanghai Company, Limited, a wholly owned subsidiary of CDI China. The purchase price was determined based on arm's length negotiations and no finder's fees or commissions were paid in connection with the acquisition. The cash infusion will be derived by the Company from its working capital. On October 25, 2006 the transaction closed according to its terms.

         At the closing of the transaction, CDI Shanghai Company, Limited entered into employment agreements with each of Mr. Chen and Ms. Zhu. Mr. Chen will serve as Vice President, Chemical Division with operational responsibilities for Lang, and Ms. Zhu will serve as Vice President of Finance, Chemical Division. The terms of the five year agreements are identical and provide for annual compensation of $10,000 together with bonuses at the discretion of the company. The agreements contain customary confidentiality provisions.

         A brief description of Lang's business is contained in Note 7 - Subsequent Event of the Notes to Financial Statements appearing earlier in this report.

         In September 2006 CDI China also entered into a share acquisition agreement with Chang Magnesium Company, Limited, a Chinese limited liability company, and its sole member Yuwei Huang. Under the terms of the agreement, CDI China will acquire 51% equity ownership of Chang Magnesium Company, Limited from Mr. Huang in exchange for a total capital contribution to Chang Magnesium Company, Limited of $2,550,000, of which $ 1,000,000 will be made 10 days after the closing, an additional $800,000 will be made on or before September 30, 2007, and the remaining $750,000 will be made on or before December 31, 2007. The closing of the transaction is subject to receipt by us of audited financial statements. If the financial statements do not reflect a net members' equity of $2,550,000 at June 30, 2006, upon mutual agreement of the parties the $1,000,000 of capital to be contributed to Chang Magnesium Company, Limited following the closing will be reduced.

         It is anticipated that the transaction will close on or before November 30, 2006. Mr. Huang will retain a 49% equity interest in Chang Magnesium Company, Limited and will remain as an officer. He will also enter into an employment agreement with CDI Shanghai. Finally, the agreement provides that Mr. Huang will contribute $2,450,000 of investment capital on or before 90 days from the closing date of the transaction.

         China Direct Investments

         China Direct Investments enters into agreements with our consulting clients which provide for a fixed fee to us for our services. The amount of the consulting fee varies based upon the scope of the services to be rendered. Historically, a significant portion of our fees have been paid in shares of our client's securities which are valued at fair market value for the purposes of our revenue recognition. Depending upon the particular client, we may receive either unregistered shares with registration rights or a client may issue shares directly to one of our executive officers which are covered under a registration statement and, accordingly, freely saleable. Our policy is to sell securities we receive as compensation in anticipation of short term market movements and not to hold these securities as investments.

         We currently have a limited number of client companies, including one client company which is a related party, and, accordingly, are dependent on revenues generated from these clients. For the nine months ended September 30, 2006 four of our clients represented approximately 95%of our revenues. Included in our total revenues are revenues from a related party which represented approximately 30% of our total revenues for the nine months ended September 30, 2006

         The fees due under the contracts with our consulting clients are amortized over the term of the agreement. Our balance sheet at September 30, 2006 appearing elsewhere herein reflects both deferred revenues short term, which will be recognized by us during the next 12 months, and deferred revenues
- long term which will be recognized beyond the 12 month period. In instances where the securities accepted for payment are issued directly to one of our executive officers, we recognize the revenue represented by those securities consistent with our revenue recognition policy and the net value of those securities, after deduction of any costs of those revenues, are then deemed compensation paid to the particular executive officer.

         Our cost of revenues include direct costs we incur in rendering the services to our client companies, which include marketing, legal and accounting fees directly related to the particular client. In addition, we may engage certain third party consultants to assist us in providing the contracted services to our client company and the costs of those third party consultants are included in our cost of revenues. Our arrangements with our consulting clients generally provide that our fee will cover the costs of various professional resources including but not limited to attorneys, accounting personnel and auditors providing services on behalf of the client company. As these professionals generally will not provide services on a fixed fee basis, and the scope of the services necessary for a particular client company can vary from project to project, our cost of revenues can ultimately be significantly higher than initially projected which can adversely impact our gross profit margins.

         While it is not our policy to hold securities we accept as payment for services as long term investments, we are not always able to immediately liquidate such securities as a result of either market conditions or restrictions on resale imposed by Federal securities laws. These unsold securities comprise substantially all of our assets. Our balance sheet reflects investment in trading securities, which are securities which are freely saleable by us, and investments in marketable securities held for sale related party, which represent securities which are not freely saleable under Federal securities laws. Realized gains or losses on securities are recognized at the time the securities are sold. Unrealized gains or losses on trading securities are recognized on a monthly basis in our statement of operations based upon the changes in the fair market value of the securities. Unrealized gains or losses on investment in marketable securities held for sale are recognized as a component of comprehensive income on a monthly basis based on changes in the fair market value of the securities. These changes in valuations of the securities can have the effect of significantly increasing our net income and comprehensive income, if the price of the securities increases from the original value assigned to it at the time the related revenue was recognized. Conversely, if the price were to decline, such decreases could negatively impact our net income and comprehensive income.

RESULTS OF OPERATIONS

                                                  Nine Month Period Ended      $ Change      % Change
                                                       September 30,             2006       2006 v 2005
                                                    2006           2005         v 2005         (+/-)
                                                -----------    -----------    -----------   -----------
Revenues ....................................   $   338,407    $   330,850          7,557        +2%
Revenues-related party ......................       145,000        534,000       (389,000)      -73%
                                                -----------    -----------    -----------     ------
         Total Revenue ......................       483,407        864,850       (381,443)      -44%

Cost of revenues ............................       347,707         48,344        299,363      +619%
                                                -----------    -----------    -----------     ------

Gross profit ................................       135,700        816,506       (680,806)        NM

Operating expenses:
Selling, general and administrative
 expenses-related parties ...................        16,894        132,949       (116,055)      -87%
Selling, general and administrative .........     1,092,279        410,852        681,427      +166%
                                                -----------    -----------    -----------     ------
         Total operating expenses ...........     1,109,173        543,801        565,372      +104%
                                                -----------    -----------    -----------     ------

Operating (loss) income .....................      (973,473)       272,705     (1,246,178)     -456%

Other income (expense):
Registration rights penalty .................       (13,013)             0        (13,013)        NM
Interest Income .............................           205              -            205         NM
Unrealized gain on trading securities .......       234,148        162,350         71,798       +44%
Realized gain on sale of trading securities .       118,560              -        118,560      +100%
                                                -----------    -----------    -----------     ------
         Total other income .................       339,900        162,350        177,550         NM

Net (loss) income before income tax .........      (633,573)       435,055     (1,068,628)     +243%

Income tax benefit (expense) ................       245,742       (172,282)       418,024         NM
                                                -----------    -----------    -----------     ------

Net (loss) income ...........................   $  (387,831)   $   262,773    $  (650,604)     +248%
                                                ===========    ===========    ===========     ======

Unrealized gain on marketable securities
 held for sale, net of income tax ...........       442,853        211,400        231,453      +109%

Comprehensive income ........................   $    55,022    $   474,173    $  (419,151)      -88%
                                                ===========    ===========    ===========     ======

NM:  Not meaningful

REVENUES

         Our revenues for the nine month period ended September 30, 2006 were $483,407 as compared to revenues of $864,850 for the period from inception (January 18, 2005) to September 30, 2005 (the "2005 Period"), a decrease of $381,443 or approximately 44.1%. All of our revenues for the nine months ended September 30, 2006 and the 2005 Period are derived from consulting services rendered by China Direct Investments. This decrease in our revenues is primarily attributable to consulting agreements with longer terms for which fees are recognized over an extended 36 month period. This 36 month contract term is longer when compared to previous agreements with a 12 month term. As such we will amortize the fees associated with the contract over an extended 36 month period. At September 30, 2006 we had deferred revenue short term of $366,300 which will be recognized over the following 12 months, and deferred revenue long term of $457,875 which will be recognized in periods following the period ended September 30, 2007.

         Revenues from Dragon Capital Group Corp, a related company, represented approximately 30% and approximately 61.7% of our total revenues for the nine months ended September 30, 2006 and the 2005 Period respectively. Lisheng Wang, the chairman of Dragon Capital Group Corp. is the brother of our CEO and Chairman, James Wang. Included in our revenues of $483,407 for the nine months ended September 30, 2006 are cash revenues of $145,000 and revenues attributable to the value of securities we received as compensation for our services of $338,407. For the 2005 Period, we received cash revenues of $91,250 and revenues attributable to the value of securities we received as compensation for our services of $773,600.

         While we continue to proactively market our consulting services, unless we secured additional working capital to fund the hiring of additional employees and the expansion of our infrastructure in order to permit us to expand our client base it is unlikely that we will accept engagements from additional consulting clients, thereby limiting our ability to generate revenues from China Direct Investments in future periods. As described earlier in this section, in October 2006 we closed the acquisition of a controlling interest of Shanghai Lang Chemical Company, Limited. Our revenues for the fourth quarter of fiscal 2006 will include revenues from this subsidiary from the period of acquisition through the end of the fiscal period. As Lang reported net revenues of $31,737,463 for fiscal 2005, we anticipate that our revenues during the fourth quarter of fiscal 2006 and beyond will increase substantially as a result of this acquisition.

         We also have an acquisition of a controlling interest in Chang Magnesium Company, Limited. The audit of that company's financial statements, which is a condition precedent to closing, has not yet been completed, accordingly we are unable to state with any certainty its historical revenues as complied on a GAAP basis. Should we close this acquisition, of which there are no assurances, we anticipate that it will further increase in our revenues in future periods.

COST OF REVENUES AND GROSS PROFIT

         Our costs of revenues for the nine month period ended September 30, 2006 was $347,707, or approximately 71.9% of revenues, as compared to $48,344, or approximately 5.6% of revenues, for the 2005 Period. As a result of this significant increase in cost of revenues as a percentage of sales, our gross profit margin declined to approximately 28.1% for the nine months ended September 30, 2006 from approximately 94.4% for the 2005 Period. Our costs of revenues for the nine months ended September 30, 2006 primarily included costs associated with marketing expenses, legal fees, accounting fees and third party consultants, while our costs of revenues for the 2005 Period primarily included solely legal fees. As the scope of services as contracted with our consulting clients may vary, we may incur additional costs of revenues in future periods related to existing contracts. We are unable to estimate the amount of such expenses. These costs of revenues for China Direct Investments in future periods will be expensed as incurred and, accordingly, while the revenues from existing contracts will be recognized over the term of the agreement, the gross profit margin on revenues from these deferred revenues can vary from period to period.

         Lang's cost of revenues was approximately 98% of revenues for fiscal 2005 which is consistent with its historical operations. Therefore, while we anticipate that our revenues will increase substantially for the fourth quarter of fiscal 2006 and beyond as a result of our acquisition of Lang, our cost of revenue will likewise substantially increase and Lang's operations do not generally result in high gross margins. As we do not know what Chang Magnesium's margins are on a GAAP basis, assuming we close this acquisition, of which there is no assurance, we are unable to provide any information at this time of the impact of that company on our margins in future periods.

TOTAL OPERATING EXPENSES

         Our total operating expenses for nine months ended September 30, 2006 was $1,109,173 as compared to total operating expenses of $543,801 for the 2005 Period, an increase of $565,372, or approximately 104%. Our operating expenses generally consist of selling, general and administrative expenses (SG&A) including officers' and employees' compensation, professional fees, including but not limited to legal, accounting, and third party consultants, and travel expenses. The $565,372 increase in total SG&A for the nine months ended September 30, 2006 as compared to the 2005 Period is primarily attributable to compensation expenses of $403,405 related to the value of stock options granted to our executive officers under the terms of employment agreements during the nine months ended September 30, 2006 for which we did not have a comparable expense during the 2005 Period.

         Included in SG&A are expenses paid to related parties. For the nine months ended September 30, 2006 our SG&A related parties represents rent expense of approximately $17,000 on our principal executive offices. SG&A related parties for the 2005 Period included rent expense of approximately $16,000 together with approximately $117,000 of expenses paid to CIIC Investment Banking Services (Shanghai) Company, Limited, a related party. This amount represented the value of 900,000 shares of common stock we received from a client company for our services which we assigned to CIIC Investment Banking Services (Shanghai) Company, Limited as compensation for services rendered by it to us in connection with that engagement.

         We anticipate that our operating expenses will continue to increase in future periods as we expand our operations and implement our business model. Included in these anticipated increases are salaries and benefits for additional employees, increased marketing and advertising expenses as well as increased professional fees. We also expect a significant increase in operating expenses as a result of the acquisition of Lang, with additional increases if we close the acquisition of Chang Magnesium. For fiscal 2005 Lang reported total operating expenses of $582,465 which was generally consistent with prior period. As set forth above, we do not know at this time the amount of Chang Magnesium's historical operating expenses on a GAAP basis. Accordingly, we cannot at this time predict the amount of any the increases in our operating expenses in future periods.

OTHER INCOME (EXPENSE)

         Our total other income for the nine months ended September 30, 2006 was $339,900, as compared to $162,350 for the 2005 Period, an increase of $177,550 or approximately 52%. The increase is primarily the result of an unrealized gain on trading securities of $234,148 for the nine months ended September 30, 2006 as compared to $162,350 for the 2005 Period and a realized gain on sale of trading securities of $118,560 for the nine month period ending September 30,

2006 for which there was no comparable transaction in the 2005 Period. As described elsewhere herein, the gain or loss is a result of fluctuations in the market price of the underlying security and these non cash gains or losses can have a significant impact on our results of operations. Included in our Other income for the nine month period ending September 30, 2006 are $13,013 of liquidation penalties. As mentioned earlier on September 12, 2006, we completed the sale of an initial $937,500 worth of units of securities consisting of 468,750 shares of Common Stock, Class A Common Stock Purchase Warrants to purchase 703,125 shares of common stock and Class B Common Stock Purchase Warrants to purchase 703,125 shares of common stock.

INCOME TAX BENEFIT (EXPENSE)

         For the nine months ended September 30, 2006 we recorded an income tax benefit of $245,742 as compared to an income tax expense of $172,282 for the 2005 Period, an increase of $418,024. As we report profitable operations we are required to record income tax expenses on those operations. However, as the majority of our revenues are paid to us in securities, some of which are restricted from sale at the time received, our revenue model creates a risk that we will not have sufficient cash resources to satisfy our tax obligations as they become due. At September 30, 2006 our balance sheet reflects a deferred income tax liability for income tax of $323,733 which will be due on deferred revenues when recognized The recognition of these revenues, however, will not provide offsetting cash to us for the payment of these taxes.

NET (LOSS) INCOME

         For the nine months ended September 30, 2006 we reported a net loss of $387,831 as compared to net income of $262,773 for the 2005 Period. This net loss for the nine month period ended September 30, 2006 is primarily attributable reduced revenues as under the terms of our current consulting agreements we are amortizing our revenues over an extended period of 36 months as compared to 12 months during the 2005 Period.

UNREALIZED GAIN ON MARKETABLE SECURITIES HELD FOR SALE, NET OF INCOME TAX

         As described elsewhere herein, if we are unable to liquidate securities received as compensation for our services these securities are classified on our balance sheet as marketable securities held for sale. The unrealized gain on marketable securities held for sale, net of income tax, represents the change in the fair value of these securities as of the end of the financial reporting period. For the nine months ended September 30, 2006 we recognized an unrealized gain of $442,853 on marketable securities held for sale, net of income tax, as compared to an unrealized gain of $211,400 for 2005 Period, an increase of $231,453. At September 30, 2006 and the 2005 Period the marketable securities held for sale are securities of one of our client companies which is a related party and represents securities we received as compensation for our services.

COMPREHENSIVE INCOME

         We reported comprehensive income of $55,022 for the nine months ended September 30, 2006 as compared to $474,173 for the 2005 Period. Comprehensive income is the sum of our net income plus unrealized gains on marketable securities held for sale, net of income tax. As mentioned earlier we reported a net loss of $387,831, this together with the unrealized gain of $442,853 as described above amounts to $55,022 of comprehensive income.

LIQUIDITY AND CAPITAL RESOURCES

         Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At September 30, 2006, we had cash and cash equivalents of approximately $883,500 and working capital of approximately $2,243,154. In addition to cash, our current assets primarily include approximately $256,267 in prepaid executive compensation which represents prepaid bonuses which will be expensed in equal installments over the term of the employment agreement (subject to forfeiture if the agreement is terminated), $528,869 in investment in trading securities and approximately $1,494,600 in investments in marketable securities held for sale related party. Our current liabilities primarily consist of $366,300 of deferred revenues-short term which will be recognized during the next 12 months, $139,441 due on demand to our executive officers for funds advanced to us for working capital and $323,733 of deferred income tax payable. While the value of investment in marketable securities held for sale related party represents substantially all of our current assets, we are not presently able to liquidate securities to generate cash to meet our operating expenses. As these securities were issued to us by a related party which is a non reporting company whose securities are quoted on the Pink Sheets, under Federal securities laws these securities cannot be readily resold by us generally absent a registration of those securities under the Securities Act of 1933. Dragon Capital Group Corp., the related party, does not intend to register the securities. Accordingly, while under generally accepted accounting principles we are required to reflect the fair value of these securities on our balance sheet, they are not readily convertible into cash.

         Net cash used in operating activities for nine months ended September 30, 2006 was $622,038 as compared to net cash used in operating activities of $75,217 for the 2005 Period, an increase of $546,821. Of the total increase from the comparable period in 2005 of $546,821, $387,831 of the increase was included in our net loss for the nine months ended September 30, 2006. The increase is primarily attributable to the following:

         o non cash adjustments of $208,126 to reconcile our net loss to net cash used in operating activities including the value of securities received for our services;

         o an increase of $52,086 in accounts payable and accrued expenses and accrued compensation;

         o the value of securities of $837,200 assigned to employees and consultants as compensation for their services to us. This figure of $837,200 reflects 526,700 shares of Sunwin International Neutraceuticals, Inc. assigned to employees of China Direct Investments, Inc. and 310,500 shares of Dragon International Group Corp. assigned to employees of China Direct Investments, Inc.

         o an increase of $576,600 in our prepaid executive compensation; and

         o an increase of $7,659 in deferred tax liabilities from our operating assets and liabilities.

         Net cash provided by investing activities was $281,880 for the nine months ended September 30, 2006 as compared to net cash used by investing activities of $12,423 for the 2005 Period, an increase of $294,303. This increase is primarily attributable to $286,939 we received from the sale of trading securities during the nine months ended September 30, 2006. These securities had been received by us as compensation for our services. This increase was also attributable to the decrease in the purchase of property and equipment of $7,364.

         Net cash provided by financing activities for the nine months ended September 30, 2006 was $1,183,683 as compared to $90,533 for the 2005 Period, an increase of $1,093,150. This increase includes $4,648 advanced to us by our executive officers for working capital, $259,061 of capital contributed by those officers and $919,974 of proceeds from issuance of common stock.

         Under the terms of our purchase of Lang we are required to provide that company with an additional $362,500 by June 2007. If we close the acquisition of Chang Magnesium under the current terms, we will be required to fund that company with $2,550,000 between the closing date and the end of fiscal 2007. While we have recently sold securities which are providing us with additional working capital, in order to fully pursue the expansion of our business plan, we will be required to raise additional working capital. If we raise additional working capital through the issuance of equity securities, existing stockholders will in all likelihood experience significant dilution. If we raise additional working capital through the issuance of debt, our interest expense will increase and adversely affect our ability to report profitable operations in future periods. Further, we may not be able to obtain additional financing when needed or on terms favorable to us. Because we have no commitment for additional capital, we cannot guarantee that we will be successful in securing such additional funds. If we are unable to generate sufficient cash when and as needed, we would not only be unable to fully implement our business model to expand our operations and acquire additional companies, we could be unable to satisfy our current obligations and operating expenses.

CRITICAL ACCOUNTING POLICIES

         A summary of significant accounting policies is included in Note 2 to the accompanying unaudited financial statements for the period ended September 30, 2006 and September 30, 2005. We believe that the application of these policies on a consistent basis enables our company to provide useful and reliable financial information about the company's operating results and financial condition. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

         We account for stock options issued to employees in accordance with the provisions of SFAS No. 123(R), "Share-Based Payment". In December 2004, the FASB issued SFAS No. 123(R) which replaces SFAS No. 123 and supersedes APB Opinion No. 25. Under SFAS No. 123(R), companies are required to measure the compensation costs of share based compensation arrangements based on the grant date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share based compensation arrangements include stock options, restricted share plans, performance based awards, share appreciation rights and employee share purchase plans. In March 2005 the SEC issued Staff Accounting Bulletin No. 107, or "SAB107". SAB 107 expresses views of the staff regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides the staff's views regarding the valuation of share based payment arrangements for public companies. SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods. On April 14, 2005, the SEC adopted a new rule amending the compliance dates for SFAS 123R. Companies may elect to apply this statement either prospectively, or on a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods under SFAS123. Effective January 1, 2006, the Company has fully adopted the provisions of SFAS No. 123R and related interpretations as provided by SAB 107. As such, compensation cost is measured on the date of grant as the excess of the current market price of the underlying stock over the exercise price. Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant. The Company applies this statement prospectively. The valuation of such share based payments requires significant judgment. We exercise our judgment in determining the various assumptions associated with the associated share based payments as well as the expected volatility related to their fair value. We base our estimate of the share based payments on our interpretation of the underlying agreements and historical volatility of our stock price.

         We account for our investment in equity securities pursuant to Statement of Financial Accounting Standards ("SFAS") No.115. This standard requires such investments in equity securities that have readily determinable fair values be measured at fair value in the balance sheet and that unrealized holding gains and losses for investments in available for sale equity securities and investments in trading equity securities be recorded as a component of stockholders' equity and statement of operations, respectively. Furthermore, it provides that if factors lead us to determine that the fair value of certain financial instruments is impaired, that we should adjust the carrying value of such investments to its fair value.

Revenue Recognition

         We generally provide our services pursuant to written agreements which may vary in duration. Revenues are recognized over the terms of the agreements. Our revenues are derived from a certain predetermined fixed fee for the services it provides to our customers. The fee will vary based on the scope of the services to be provided.

         A significant portion of the services we provide are paid in shares and other equity instruments issued by our clients. These instruments are classified as marketable securities on the balance sheet, if still held at the financial reporting date. These instruments are stated at fair value in accordance with the provision of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS No.115) and EITF 00-8 "Accounting by a grantee for an equity instrument to be received in conjunction with providing goods or services". Primarily all of the equity instruments are received from small public companies.

RECENT ACCOUNTING PRONOUNCEMENTS

         In July 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109" ("FIN 48"), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that entities recognize the impact of a tax position in their financial statements, if that position is more likely than not to be sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company is still assessing the impact the adoption of FIN 48 will have on its financial statements.

ITEM 3.  CONTROLS AND PROCEDURES

         Our management, which includes our CEO and our Vice President of Finance, have conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) promulgated under the Securities and Exchange Act of 1934, as amended) as of a date (the "Evaluation Date") as of the end of the period covered by this report. Our management does not expect that our disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

         Based upon that evaluation, our management has concluded that our disclosure controls and procedures are effective for timely gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934, as amended.

         There have been no changes in our internal control over financial reporting identified in connection with the evaluation that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4   SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

31.1     Rule 13a-14(a)/15d-14(a) certification of CEO
31.2     Rule 13a-14(a)/15d-14(a) certificate of principal accounting officer
32.1     Section 1350 certification of CEO
32.2     Section 1350 certification of principal accounting officer

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused his report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       China Direct, Inc.

                                       By: /s/James Wang
                                           -------------
November 14, 2006                      James Wang, CEO,
                                       principal executive officer

                                       By: /s/ Yi (Jenny) Liu
                                           ------------------
                                       Yi (Jenny) Liu, Vice President,
                                       Finance, principal accounting and
                                       financial officer