Form 10KSB
period 2006-12-31
China Direct, Inc
filed 2007-04-02
CIK 1088787

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[x]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

                   For the fiscal year ended December 31, 2006

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

            For the transition period from ___________ to ___________

                         Commission file number: 0-26415

                               China Direct, Inc.
                 ----------------------------------------------

            Delaware                                     13-3876100
-------------------------------            -------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

5301 North Federal Highway, Suite 120, Boca Raton, FL           33487
-----------------------------------------------------         ----------
      (Address of principal executive offices)                 (Zip Code)

Issuer's telephone number: (561) 989-9171

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

      State issuer's revenues for its most recent fiscal year. $13,984,337 for the fiscal year ended December 31, 2006.

      State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. $10,000,000 on March 30,
2007.

      State the number of shares outstanding of each of the issuer's class of common equity as of the latest practicable date. 13,273,433 shares of common stock are issued and outstanding as of March 30, 2007.

                       DOCUMENTS INCORPORATED BY REFERENCE

      If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders;
(2) any proxy or information statement; and (3) any prospectus filed pursuant to
Rule 424(b) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990). Not
Applicable.

      Transitional Small Business Disclosure Form (check one): Yes [ ] No [X]

           CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

      Certain statements in this report contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to implement our strategic initiatives, economic, political and market conditions and fluctuations, U.S. and Chinese government and industry regulation, interest rate risk, U.S., Chinese and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this report in its entirety, including the risks described in Part I. Item 1. Description of
Business - Risk Factors. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this annual report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

                           OTHER PERTINENT INFORMATION

      All share and per share information contained in this report gives effect to the 100 for 1 (100:1) reverse stock split of our common stock effective June
28, 2006.

      When used in this report the terms "China Direct", "we", "us" or "our"
refers to China Direct, Inc., a Delaware corporation formerly known as Evolve
One, Inc., and its subsidiaries. Other terms used in this report include:

      -     "China Direct Consulting" means China Direct Investments, Inc., a
            Florida corporation and a wholly owned subsidiary of China Direct,

      -     "CDI China" means CDI China, Inc., a Florida corporation and a wholly owned subsidiary of China Direct,

      -     "Lang Chemical" means Shanghai Lang Chemical Company, Limited, a
            Chinese limited liability company, and a majority owned subsidiary of CDI China,

      -     "Chang Magnesium" means Taiyuan Chang Magnesium Company, Limited, a
            Chinese limited liability company, and a majority owned subsidiary of CDI China

      -     "Changxin Trading" means Taiyuan Changxin YiWei Trading Company,
            Limited, a Chinese limited liability company, and a wholly owned subsidiary of Chang Magnesium,

      -     "CDI Shanghai Management" means CDI Shanghai Management Company,
            Limited, a Chinese limited liability company, and a wholly owned subsidiary of CDI China,

      -     "Luma Logistic" means Luma Logistic (Shanghai) Co., Ltd., a Chinese limited liability company, and a majority owned subsidiary of CDI
            China,

      -     "Big Tree" means Big Tree Group Corporation, a Florida corporation, and a majority owned subsidiary of CDI China,

      -     "Jieyang Big Tree" means Jieyang Big Tree Toy Enterprise Co., Ltd., a Chinese limited liability company, and a majority owned subsidiary of Big Tree,

      -     "Jinan" means Jinan Alternative Energy Group Corp. a Florida corporation, and a wholly owned subsidiary of CDI China,

      -     "CDI Wanda" means CDI Wanda Alternative Energy Co., Ltd., a Chinese limited liability company, and a majority owned subsidiary of Jinan,

      -     "CDI Magnesium" means CDI Magnesium Co., Ltd., a Brunei corporation, and a majority owned subsidiary of CDI China,

      -     "Capital One Resource" means Capital One Resource Co., Ltd., a
            Brunei corporation, and a wholly owned subsidiary of CDI Shanghai
            Management, and

      -     "Excel Rise Technology" means Excel Rise Technology Company, Ltd., a
            Brunei corporation, and a wholly owned subsidiary of Chang
            Magnesium.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

      We are a diversified management and consulting company. Our mission is to create a platform to support, develop and nurture business opportunities arising from the opening of markets in the People's Republic of China (PRC). We believe that the combined resources of our subsidiaries, CDI China and China Direct
Consulting, working in tandem will create a resource equipped to offer comprehensive business solutions to Chinese companies enabling them to successfully access the U.S. capital markets.

      Our purpose is twofold:

      -     to offer turnkey consulting services to Chinese entities; and
      -     to acquire majority interest in Chinese companies providing an infrastructure for development.

      Internally we organize our company under our two primary operating groups,
CDI China and China Direct Consulting. As described later in this report, for financial statement purposes we report our operations in three segments. The following chart reflects our current operations:

CDI CHINA

      We organized CDI China in August 2006 to operate as a management company for Chinese entities in which it has acquired a majority interest. The goal of
CDI China is to acquire majority interests in a variety of Chinese entities engaged in operations which we believe will benefit from the continuing growth of the Chinese economy. Examples of industries in which we will focus our efforts include manufacturing, technology, mining, healthcare, packaging, food and beverage, entertainment, and import and export. We target entities with less than $100 million in annual revenues operating in China, which we believe offer the greatest opportunities for growth.

      The business model for CDI China is to acquire a majority interest in
Chinese entities, thereby creating a diversified portfolio of subsidiaries operating within the Chinese economy. CDI China utilizes resources available to us by virtue of our public company status to provide working capital and financial and operation support to augment our subsidiaries' growth.

      CDI China's operations include Lang Chemical and Chang Magnesium, operating companies we acquired in fiscal 2006 which represent the majority of our revenues, as well as our newly formed entities; CDI Shanghai Management,
Luma Logistic and Big Tree, companies we formed during fiscal 2006.

      CDI SHANGHAI MANAGEMENT

      We formed CDI Shanghai Management principally to provide an operational infrastructure to subsidiaries of CDI China, as well as providing consulting services to Chinese entities in regards to merger and acquisitions, business development and financial management. CDI Shanghai Management will supervise and monitor the operations of the CDI China subsidiaries based in China. It is anticipated that this newly formed subsidiary, which began operations in January
2007, will generate revenues for our company. In addition to its primary focus which is to supervise and monitor the operations of our subsidiaries based in
China, CDI Shanghai Management will perform due diligence of prospective merger and acquisition candidates for CDI China as well as due diligence of prospective client companies of China Direct Consulting.

      CDI Shanghai Management serves as a marketing resource and sources private companies in China seeking to access the U.S. capital markets. CDI Shanghai
Management will target entities with less than $100 million in annual revenues operating in China seeking to access the U.S. capital markets. This is accomplished through a variety of marketing tools; symposiums, individual relationships and trade conferences. We will seek to develop a business conference program in China. We will endeavor to sponsor a series of business conferences which seek to educate the private sector in China on various ways to access the U.S. capital markets. We expect the business conference program will be a valuable resource in promoting our services to the private sector in China.
We believe our marketing approach will be instrumental to continue to grow our client base as well as to identify potential acquisition targets for CDI China.
CDI Shanghai Management will seek to foster relationships within local business communities as well as with local provincial government officials to assist us in identifying business opportunities.

      Marketing

      We have established what we believe to be effective relationships and contacts with various governmental agencies, provincial authorities, public institutions, and private industries in China at both the national and provincial levels. In addition, we have established a relationship with China
International Intellectech Corporation ("CIIC"). CIIC, headquartered in Beijing, is one of the 120 key enterprises directly under the management of the
State-owned Assets Supervision and Administration Commission of the State

Council of China, and since 2003 has been rated as an outstanding service company by the State owned Assets Supervision and Administration Commission of the State Council, becoming one of the 56 first class entities directly under the management of the Central Government. CIIC has 60 subsidiaries in the PRC and abroad with annual revenues exceeding $1 billion in 2005. We believe the
CIIC name is a well recognized brand in China.

      Recent Developments

      In February 2007 CDI Shanghai Management formed Capital One Resource Co.,
Ltd., a Brunei corporation, as a wholly owned subsidiary. Capital One Resource
Co., Ltd. will serve as a marketing arm for China Direct, Inc. in the greater
Asia region outside of China. Capital One will seek to market to Hong Kong and
Southeast Asia. Capital One will target entities with less than $100 million in annual revenues operating within Asia seeking to access the U.S. capital markets. The services provided will include but are not limited to a regional seminar series geared to our target market operating within China and Southeast
Asia. Capital One will leverage relationships within local business communities as well as with local provincial government officials to assist in identifying business opportunities.

      LANG CHEMICAL

      Lang Chemical specializes in the sale and distribution of industrial grade synthetic chemicals, maintaining a relationship with both the supplier and the customer, and managing the logistics of the distribution channel. It acts as a third party agent in the sale of synthetic chemicals from the supplier to the customer. In addition, Lang Chemical also acts a distributor of synthetic chemicals to customers. The majority of Lang Chemical's customers are industrial manufacturing facilities and trading companies. It utilizes three distribution centers in the eastern section of China.

      Historically, approximately 80% of Lang Chemical's sales are derived from frequently used products which are shipped directly from the supplier to the customer. In most cases, these are larger orders, in excess of 10 tons, which
Lang Chemical cannot supply from their inventory. Lang Chemical also maintains a small inventory of chemicals and approximately 20% of its revenues are derived from sales made from inventory. These orders tend to be smaller orders, generally less than 10 tons, which can be supplied from the inventory of Lang
Chemical. These chemicals typically are witness to price fluctuations and as such Lang Chemical maintains an inventory from which to supply customers.

      Lang Chemical generates income through a gross commission ranging from 1%
to 3% with the amount of commission varying depending on the product sold. We acquired a majority interest in Lang Chemical on October 25, 2006. Accordingly, for fiscal 2006 we reported revenues from this subsidiary from October 22, 2006, the date of acquisition. Revenues from Lang Chemical represented approximately
85% of our consolidated revenues for the fiscal year ended December 31, 2006.

      Products and Suppliers

      The demand for synthetic chemicals is growing in China and the development of the country's infrastructure and related construction is a significant factor in the increased demand for industrial chemicals. Products sold by Lang Chemical are in demand from rapidly growing industries such as building exterior coating, glue preparation and textile leather auxiliaries. These industries' annual markets have increased at 10% to 15% per year since 2005 according to the China
Industrial Development Report.(1).

      Products sold and distributed by Lang Chemical are used by customers as a raw material in the production of a variety of finished products such as paint, glue, plastics, textiles and leather goods, as well as various medical products.
Lang Chemical distributes four primary product categories including glacial acetic acid and acetic acid derivatives, acrylic acid and acrylic ester, vinyl acetate-ethylene ("VAE") and polyvinyl alcohol ("PVA"). Historically, Lang
Chemical's product sales by its principal product groups are as follows:

----------
(1)   http://ar.cei.gov.cn/en/Column.asp?ColumnId=257

                                                      APPROXIMATE % OF PRODUCT
                  PRODUCT GROUP                       GROUP TO 2006 ANNUAL SALES
---------------------------------------------------   --------------------------

glacial acetic acid and acetic acid derivatives ...               42%
Acrylic acid and acrylic ester ....................               31%
VAE and PVA .......................................               19%
Other products ....................................                8%

      Acetic acid, also known as ethanoic acid, is an organic chemical compound recognized for giving vinegar its sour taste and pungent smell. Pure water-free acetic acid (glacial acetic acid) is a colorless hygroscopic liquid and freezes below 16.7(degree)C (62(degree)F) to a colorless crystalline solid. Acetic acid is one of the simplest carboxylic acids and is an important chemical reagent and industrial chemical that is used in the production of polyethylene terephthalate mainly which is used in soft drink bottles, cellulose acetate, which is used for photographic film and polyvinyl acetate which is used in wood glue, as well as many synthetic fibers and fabrics. In households diluted acetic acid can be used as a decaling agent, and in the food industry acetic acid is used as an acidity regulator.

      Acrylic acid, or 2-propenoic acid, is a chemical compound which is the simplest unsaturated carboxylic acid. In its pure form, acrylic acid is a clear, colorless liquid with a characteristic acrid odor. Acrylic acid is produced from propylene, a gaseous product of oil refineries. Acrylic acid and its esters readily combine with themselves or other monomers (e.g. amides, acrylonitrile, vinyl, styrene and butadiene) by reacting at their double bond, forming homopolymers or copolymers which are used in the manufacture of various plastics, coatings, adhesives, elastomers as well as floor polishes and paints.

      VAE is used in combination of cement and plaster, or as a sole binder in other dry-mix formulation. VAE improves adhesion, flexural strength, abrasion resistance and workability in a variety of products sold in dry powder form, including thin-set mortars, tile adhesives, grout, finishing plasters and toweling compounds. VAE is a general purpose copolymer powder that can be used in the building materials and adhesives field as a binder component.

      PVA is a water-soluble synthetic polymer with excellent film-forming, emulsifying, and adhesive properties. PVA is widely used in diverse applications such as adhesives for paper, wood, textiles, leather and other water-absorbent substrates, as an emulsifier and protective colloid in the production of resin dispersions, in textile sizing and finishing, as photosensitive coatings, in specialty molded products, water-soluble, gas-tight films and paper and paperboard and as binders for pigmented paper coatings, ceramic materials and nonwoven fabrics.

      Other products include a variety of synthetic chemicals, including the following:

Dye intermediates                     Acrylamide
Toluene                               Ammonium Persulfate
Methanol                              TX-10
Acetone                               OP-10
Acrylonitrile                         Barium chloride dehydrate

      Lang Chemical has established stable business relationships with a number of multi-national corporations throughout the years. Lang Chemical has three primary suppliers for glacial acetic acid derivatives and does not believe it will have any difficulty in obtaining product as needed from these suppliers. It is the exclusive distributor of the acrylic ester series of chemicals, which includes butyl acrylate, methyl acrylate and acrylic acid, from BASF-YPC Company
Limited for Shanghai Province, Jiangsu Province, Anhui Province and Henan
Province. Lang Chemical is a non-exclusive distributor of VAE for Celanese
(China) Holding Co., Ltd. in the Shanghai, Jiangsu Province, Zhejiang Province,
Anhui Province, Shandong Province and Fujian Province and a non-exclusive distributor of Methyl methacrylate produced by Lucite International (China)
Chemical Industry Co., Ltd. (ICI) in Shanghai, Jiangsu province, Zhejiang province, Anhui Province, Shandong Province and Fujian Province. Lang Chemical
receives a volume price discount from Celanese (China) Holding Co., Ltd. and
Lucite International (China) Chemical Industry Co., Ltd. on Glacial acetic acid derivatives as well as Methyl methacrylate products.

      In the event that the production from these various sources are interrupted for any reason, Lang Chemical estimates it can develop relationships with alternate sources to maintain steady supply. Lang Chemical also purchases products from a number of other suppliers including Lanzhou Vinylong Group,
Guizhou Crystal Organic Chemical Group, Yunwei Group and Nanchang Ganjiang
Corporation.

      Distribution

      Lang Chemical utilizes storage centers located in Shanghai as well as
Qidong City and Jiangyin City in the Jiangsu Province to provide the infrastructure to support its distribution channels. These storage centers aggregate approximately 119,000 cubic feet of liquid storage tanks and approximately 38,000 square feet of warehouse space used for solid or dry materials. The storage centers located in Shanghai and Qidong City are operated by unrelated third parties and Lang Chemical uses the storage space on an as needed basis. The Jiangyin City storage facility is owned by Lang Chemical. The total storage cost for Lang Chemical for fiscal 2006 was $17,546, of which
$4,039 is included in our operating expenses for fiscal 2006 and represents the total storage costs from our date of acquisition of Lang Chemical through the end of fiscal 2006.

      Customers

      The majority of Lang Chemical's customers are industrial manufacturing facilities and trading companies. Lang Chemical's historical sales by region are as follows:

                                                             APPROXIMATE % OF
GEOGRAPHIC REGION                                            2006 ANNUAL SALES
-----------------                                            -----------------

Shanghai area ............................................         50%
Jiangsu area .............................................         43%
Zhejiang area ............................................          7%

                                                                  100%

      Products supplied by three clients, BASF YPC Co., Ltd., Celanese (China)
Holding Co., Ltd. and Lucite International (China) Chemical Industry Co., Ltd.
account for approximately 40% of Lang Chemical's supply of raw materials for fiscal 2006 contributing 20%, 10% and 10% respectively. Lang Chemical does not have contracts with its customers. Customers place orders on an as needed basis throught the use of a purchase order.

      For purchase orders related to products which do not come from Lang
Chemical's inventory, generally customers will pay 10% to 20% of the purchase price as a deposit, with the balance due at the time of delivery. For purchases of products which are inventoried by Lang Chemical, generally the amount of the order is paid in full by the customer at the time the order is placed. Lang
Chemical offers its established, creditworthy customers 90 day payment terms.

      Sales and Marketing

      Lang Chemical markets its products through its in house sales force. It has six salespersons in the Shanghai headquarters who travel to other provinces for sales appointments. The main duty of the salesperson is to maintain good relationships with existing clients and develop new clients.

      Development of Manufacturing Facility

      In April 2005, Lang Chemical purchased approximately nine acres of unimproved land located 70 miles north of Shanghai for the purpose of constructing an industrial facility including manufacturing, warehouse and storage tanks. If completed, the factory is expected to manufacture industrial grade chemicals for use in the pharmaceutical industry. It is expected the facility will manufacture Tert Methyl (euro)Pyruvic Acid, used by the pharmaceutical chemicals for use in the pharmaceutical industry. It is expected the facility will manufacture Tert Methyl (euro)Pyruvic Acid; used by the pharmaceutical industry as an intermediate for the synthesis of drugs such as
Naproxene and Ephedrine, L-t-Leucine; a form of a synthetic amino acid used in the manufacture of pharmaceuticals, and Arginine alpha-ketoglutarate (AKG); a synthetic chemical found in a variety of nutritional supplements, as well as other salt-based products. It is anticipated that the products from this facility will be exported from China.

      The industrial facility is expected to be approximately 76,000 square feet, with an approximate 106,000 cubic foot storage tank, with a total projected investment of approximately $3,000,000. In November 2006, Lang
Chemical began to clear the land for construction and filed applications for approval of the construction plans. As described elsewhere herein, we will need to raise additional capital to complete this project. Accordingly, we are unable at this time to provide a timeframe for commencement of construction or the opening of this facility.

      CHANG MAGNESIUM AND CHANGXIN TRADING

      Chang Magnesium's operations include the processing and manufacturing a variety of magnesium products, including magnesium powder, magnesium scrap, magnesium alloy and various grades of magnesium slabs, as well as the operations of its wholly owned subsidiary, Changxin Trading. Changxin Trading isan exporter of magnesium products. We acquired a majority interest in Chang Magnesium on
December 22, 2006. Accordingly, we did not include any revenues from Chang
Magnesium in our consolidated revenues for fiscal 2006 as they were deemed immaterial.

      Chang Magnesium was formed by Taiyuan YiWei Magnesium Co. Ltd. to operate a newly constructed magnesium plant that will process and manufacture a variety of magnesium products, including magnesium powder, magnesium scrap, magnesium alloy and various grades of magnesium slabs. Taiyuan YiWei Magnesium is a diversified magnesium organization which owns interests in seven subsidiary magnesium factories, a magnesium alloy factory and a magnesium powder desulphurization reagent factory, all located in China. In June 2006 Taiyuan
YiWei Magnesium contributed property, plant and equipment to Chang Magnesium which was valued at $2,567,353, which represented all the assets related to the magnesium plant. Following our acquisition of Chang Magnesium, Mr. Yuwei Huang,
Taiyuan YiWei Magnesium's Chairman, now also serves as Chang Magnesium's CEO and an Executive Vice President for CDI Shanghai Management.

      Magnesium Industry

      Magnesium is a grayish-white, fairly tough metal and is generally considered to be one of the lightest, most abundant metal elements on the Earth.
Magnesium is 33% lighter than aluminum and more moldable, while stronger and increased resistance to heat-resistant than competitive engineering thermoplastics. As a result the demand for magnesium has increased.(2)

      Global magnesium production is small compared to other light metals, such as aluminum. World magnesium production was 623,000 metric tons whereas aluminum production was 31.75 million metric ton in 2005.(3) Presently, just under half of the magnesium produced in the world goes into hardening and strengthening aluminum alloys, although other significant uses include the desulphurization of steel, the inoculation of cast iron and its use as a chemical reagent. Magnesium is recognized as a high volume structural metal and is being employed in cast metal components, particularly in the automotive sector.

----------
(2)   www.webelements.com
(3)   http://www.itis.org.tw/rptDetailFree.screen?rptidno=
      E88FD6D54B891192482570BD000C9253

There is another sub-sector, wrought magnesium products - essentially magnesium alloy sheet and extruded products - that is also considered to be entering a period of growth.

      According to the China Magnesium Industry Report 2005 (published in March
2006) China, which has been the world's leading magnesium producer for the past eight years, has in excess of 100 magnesium manufacturers with approximately
468,000 metric tons of production in 2005. Raw magnesium production volume increased 139% from 2000 to 2005; the production of magnesium ingot increased
345.5% and magnesium powder increased 89.04% in the same time period.

      In recent years, the Shangxi Province in the PRC has taken a leadership position in China in various aspects of magnesium extraction technology and related environmental protection work. Officials from the Ministry of Commerce of China (MOC) have designated the Shangxi province as the central magnesium production region of China, and, as a result, the Shangxi province has emerged as an important region for magnesium related companies. The annual output of magnesium in the Shangxi Province is approximately 360,000 metric tons, accounting for 55% of the world's total magnesium output, and 77% of the total output in China in 2006. As such the manufacturers in the region have a degree of pricing power of magnesium in both domestic and international markets.

      Current indications are that the new large scale Australian plants which are based on continuous electrolytic processes will have operating costs that are equivalent to the best Chinese producers which are based on small-scale batch thermal processes, thereby providing superior quality and service. It is generally believed that costs are also likely to go down through process efficiencies and larger-scale operating after expansion, while Chinese costs will increase through higher energy, raw material, labor and social costs. The high volume future of magnesium depends on a healthy supply from diverse sources such as Australia, Canada, and other Western sources, as well as Russia and
China, as well as on processes that provide sufficient returns to producers yet make magnesium competitive with alternative materials such as steel and aluminum.(4)

      Chang Magnesium's operations

      The newly constructed magnesium plant is located in the Aluminum &
Magnesium Industrial Park in Yangqu County, of the Shangxi Province. It
commenced operations in January 2007. The plant is approximately 250,000 square feet and has an annual production capacity of 7,000 metric tons of magnesium and related magnesium products. Chang Magnesium will utilize a production method known as the silicothermic manufacturing process, which is sometimes referred to as the Pigeon Process, as the primary production method of its magnesium products. The primary raw materials for this production method are dolomite, ferrosilicon and coal. The process offers several advantages including reduced cost, shorter production cycles, environmentally friendly compared to alternative production methods; all of which result in a quality product. Due in part to these characteristics, the Pigeon Process is a prevalent method of manufacturing magnesium in China.

      The plant has the ability to process and manufacture a variety of magnesium products, including magnesium powder, magnesium scrap, magnesium alloy and various grades of magnesium slabs, which Chang Magnesium expects to sell in bulk. Chang Magnesium expects to produce magnesium ingot with a magnesium element in excess of 99.95% and it intends to produce 10 specifications of magnesium ingot ranging in size from 2 kg to 150 kg.

      It is estimated that approximately 80% of Chang Magnesium's annual revenue from the plant will be related to sales of magnesium ingot and approximately 20%
from sales of magnesium powder, magnesium scraps, magnesium alloy and other magnesium related products. Chang Magnesium will sell its products directly in the global market.

----------
(4)   Primary author: Brian Coope, Source: Materials World, Vol, 10, no. 12, pp.
      14-15, December 2002

      The primary raw materials used by Chang Magnesium are silicon iron, gas, and calcined dolomite. The region where Chang Magnesium operates is home to approximately 20 mid-to-large scale magnesium related companies. As such the suppliers of the raw materials to process of various forms of magnesium are located within this region and Chang Magnesium can obtain raw materials from a variety of suppliers in the region. Furthermore, as the price of raw materials is based on market prices, and a number of suppliers are located in the region,
Chang Magnesium believes it can obtain competitive pricing on raw materials.
Ordinarily, Chang Magnesium will not stockpile inventory for more than a month of production. However, in rare events when Chang Magnesium believes the market price is attractive, it may stockpile certain raw materials for future expected production. Chang Magnesium does not have contracts with its customers.
Customers purchase products on an as needed basis under a purchase order.

      Changxin Trading

      Changxin Trading was formed in November 2003 by Taiyuan YiWei Magnesium
Co. Ltd. To operate as a reseller, distributor and exporter of magnesium products, including magnesium powder, magnesium scrap, magnesium alloy and various grades of ordinary magnesium slabs to customer located within China as well as to export customers outside of China. Changxin Trading has forged relationships with global magnesium consumers and in the past has supplied various magnesium related products to Alcoa Inc. (United States), Alcan, Inc.
(Canada), Capral (Australia), and Japan Materials Co., Ltd. Approximately 70% of
Changxin Trading revenues are derived from the distribution of magnesium slabs.
Changxin Trading exported 40,000 metric tons in 2005, representing approximately
10% of China magnesium related exports.

      According to webelements.com, the Chinese government has recently eliminated the VAT (value added tax) rebate on magnesium. Previously, industry participants were eligible for a 5% tax credit on magnesium exports. The elimination of the tax credit has effectively increased market prices on magnesium and currently the market price is approximately $2,100 per metric ton on the European market. Changxin Trading exported 15,600 metric tons of magnesium products in fiscal 2006, representing approximately 4% of China's magnesium-related exports. For the year ended December 31, 2006, one customer,
Japan Material Co., Ltd. representing approximately 8% of Changxin Trading revenues. This customer, Japan Material Co., Ltd. primarily purchases magnesium ingot from Changxin Trading.

      Excel Rise

      In February 2007, Chang Magnesium formed a new entity, Excel Rise, as a wholly owned subsidiary. Excel Rise Technology Co., Ltd ("Excel Rise") is a
wholly owned subsidiary to Chang Magnesium. Excel Rise will seek to operate as an exporter of magnesium products; primary exports Will include various forms of magnesium including but not limited to magnesium powder, magnesium scrap, magnesium alloy and various grades of ordinary magnesium slabs. Excel Rise plans to establish relationships with global magnesium consumers. The major suppliers of Excel Rise are Chinese magnesium companies including Taiyuan Tongxiang
Magnesium Co. Ltd, Taiyuan Qingchen YiWei Magnesium Industry Co. Ltd., Taiyuan
YiWei Magnesium Factory, Taiyuan YiWei Magnesium Co. Ltd. and Shanxi Nichimen
YiWei Magnesium Industry Co., Ltd. The distribution network of Excel Rise will cover Europe, Japan, Australia and Canada.

      LUMA LOGISTIC

      We recently organized Luma Logistic with the intent it will operate in two business segments; logistics management and as a commodity wholesaler. As a logistics management firm, Luma Logistic will seek to operate as a consolidator and shipment manager for various manufacturers for the shipment of goods and merchandise to the Port of Shanghai. Luma Logistic will market its services to small manufacturers. As a, Luma Logistic will initially focus its business model on the distribution of precious metals, petrol chemicals, and other sought after metal products. We presently anticipate that Luma Logistic will commence operation in September 2007.

      BIG TREE TOY

      In November 2006, we organized Big Tree to be a reseller, exporter and distributor of toys and related entertainment products manufactured in China.
Big Tree will attempt to focus its efforts towards smaller manufacturers without a proprietary sales or distribution network. CDI China owns 60% of Big Tree and the remaining 40% is owned by Ms. Guihong Zheng. On February 12, 2007, Big Tree acquired a 100% interest in Jieyang Big Tree in exchange for 240,000 shares of our common stock valued at $1,200,000. Jieyang Big Tree was formed in January
2007 as a Sino-American joint venture with registered capital of $2 million.

      Under the terms of the agreement, we agreed to make capital infusions of an aggregate of $1 million to Jieyang Big Tree between March 31, 2007 and
October 31, 2007 provided that Jieyang Big Tree meets the following benchmarks:

      -     revenues of $12.5 million and net income of $625,000 for the six month period ended June 30, 2007; and

      -     revenues of $18.75 million and net income of $937,500 for the nine months ended September 30, 2007.

      If made, it is expected the additional investment capital will be advanced in the form of a loan, 12% per annum, secured by the 240,000 shares of the our common stock issued in the transaction.

      Jieyang Big Tree, which is located in Shantou City, China, will seek to operate in two business segments within the toy and related entertainment products industry in China; including the distribution of toys and related entertainment products and as an agent of third party OEM manufacturing of toys and related entertainment products. The toy and entertainment industry within
China is subject to intense competition. China is the world's largest manufacturer and exporter of toys and related entertainment products.
Approximately 8,000 toy enterprises produce three quarters of the entire world's toys operating from inside China.(5) China's toys now constitute 75% of world output, according to the China Chamber of Commerce for Import and Export of
Light Industrial Products and Arts-Crafts.

      Jieyang Big Tree offers in excess of 200,000 various toy and entertainment products ranging from plastic toys, stuffed toys, electronic toys, ceramics toys and resin handicrafts. The suppliers of the various toy are located in Guangdong
Province, China, the same region where Jieyang Big Tree is located. Thus, the
Jieyang Big Tree can obtain various toys from a variety of suppliers in the region. Ordinarily, Jieyang Big Tree will not stockpile inventory.

      Jieyang Big Tree has trained 30 salespersons in Shangtou office and Xiamen office who are employees of Jieyang Big Tree. These salespersons are compensated with salary and commission ranging from 5% to 10% of gross profit margins

      CDI MAGNESIUM

      In February 2007, under the terms of an agreement between CDI China and
Shanxi Jinyang Coal and Coke Group Co. Ltd., CDI China acquired a 60% majority interest in CDI Magnesium in exchange for 25,000 shares of our common stock valued at $100,000. We also agreed to infuse up to $500,000 of investment capital to CDI Magnesium on or before July 15, 2007. CDI Magnesium was formed in
February 2007 by Shanxi Jinyang Coal and Coke Co. Ltd. Shanxi Jinyang Coal and
Coke Co. Ltd. agreed to deliver $2.45 million in the form of property, plant and equipment to CDI Magnesium on or before May 13, 2007.

----------
(5)   http://en.ce.cn/Industries/Consumen-Industries/200505/27/t20050527_
      3927047/shtml

      Shanxi Jinyang Coal and Coke Group Co., Ltd., which was formed in 1996, is in the business of mining, coal washing and coking. CDI Magnesium was formed to operate a newly constructed magnesium alloy plant in Taiyuan, China. It is expected that the plant will process and manufacture a variety of magnesium alloy products. Mr. Tao Wen will serve as General Manager of CDI Magnesium and
Mr. Wuilang Zhang will serve as Vice General Manager. CDI Magnesium will operate separately from Chang Magnesium and will commence its operation in the second quarter of 2007.

      JINAN AND CDI WANDA

      In February 2007, Jinan acquired a 51% majority interest in CDI Wanda.
Under the terms of the agreement we issued 337,500 shares of our common stock valued at $1,350,000. In addition, we agreed to infuse an aggregate of
$1,350,000 of investment capital to CDI Wanda, between March 31, 2007 and
October 30, 2007. The current management of CDI Wanda, Messrs. Dai Feng and Zhou
Zaigen, will continue to operate the company following this transaction.

      CDI Wanda, organized in 1996 and located in Jinan, the capital city of
Shandong Province, China, is engaged in the alternative energy and recycling industry. CDI Wanda develops environmentally safe recycling technological applications. It has developed a recycling process to transform waste rubber tires into distillate fuels such as diesel, gasoline and fuel oil. CDI Wanda was granted a patent in April 2003 from the State Intellectual Property Office of
China and the application and equipment have received the ISO9001:2000
International Quality Management System and ISO14001:2004 International
Environment Systems qualifications.

      CDI Wanda's industry

      Approximately 20% of an ordinary tire is comprised of petroleum based synthetic rubber. The remainder of the tire is typically composed of natural rubber, steel belts and bead wire, carbon black, cloth and a mixture of other chemicals. These other elements do not contribute significantly to the recyclable value of waste tires.

      Jinan City produces over 200 tons of waste tires each day and over 70,000 tons annually; it is estimated that Shanghai produces approximately twice the amount generated by Jinan City. 140 million waste tires are produced in China every year. If 70% of waste tire could be recycled, China could save 2.5 million tons of crude oil (worth $198 million) which could provide 1.76 million tons of good liquid fuel (worth $680 million). Tires are a cheaper fuel source than coal, and may burn cleaner than coal in regard to sulfur dioxide (SO(2)) and oxides of nitrogen (NOx).(6)

      The recycling systems developed by CDI Wanda are Wanda Pyrolysis Equipment
(WPE), Wanda Distillation Equipment (WDE) and Wanda Carbon Black Equipment
(WCBE). In addition, CDI Wanda has developed a catalyst which is instrumental in the recycling process. The catalyst, named Wanda 5 Catalyst, received a patent approval on April 14, 2003 in China. CDI Wanda provides customer services in the form of product installation, testing, maintenance and personnel training, CDI
Wanda provides a three year warranty on each equipment sold.

      The major components are manufactured by Wuxi Petrol Chemical Machinery
Factory located in Wuxi, of Jiangsu Province.

      The Recycling Process

      Many forms of recycling utilize a system whereby rubber tires are decomposed under high pressure and high temperature. This process can be difficult and cost prohibitive. As an alternative CDI Wanda developed a process whereby rubber tires decomposed under reduced pressure as compared to recycling systems currently available in the market. In its process, tires are loaded into

----------
(6)   http://www.ciwmb.ca.gov/Markets/StatusRpts/Tires.htm

a machine which contains a pressure cooker. The rubber tire is combined with a catalyst similar in content to common paint thinner. When the waste tires are heated, the catalyst reacts with the rubber, separating the tires into small chemical "pellets" that resemble the petroleum compounds originally used to manufacture tires. The heating process entails the use of a burner system, by which heavy oil is first combusted. Within 90 minutes of commencement of combustion, the furnace temperature rises to 160(degree)C and a vaporized gas is generated. The combustion process continues for another two hours. At the end of the combustion process, the waste tires are completely decomposed and various substances are recovered such as carbon black, iron scrap, and vaporized heavy oil. The vaporized heavy oil is collected in a cooling column.

      1T of waste tires provides 350-450kg (about 105 gallon) of heavy oil with a calorific value of 10.450kcal, 16 gallon gasoline, 97 gallon diesel, 340kg of carbon black and 150kg of iron scrap.

      Products and Services

      CDI Wanda offers three primary systems in various sizes.

      -     Wanda Pyrolysis Equipment ("WPE"). WPE utilizes a process called
Pyrolysis to decompose waste tires into vaporized heavy oil and crude carbon black by mixing with Wanda 5 Catalyst under normal pressure. Pyrolysis is a form of incineration that chemically decomposes organic materials by heat in the absence of oxygen. Pyrolysis typically occurs under pressure and at operating temperatures above 430oC (800oF). Once completed, the output from the WPE,
(vaporized heavy oil or crude carbon black) must be further processed using other forms of CDI Wanda equipment. CDI Wanda offers the WPE in six sizes,

      -     Wanda Distillation Equipment. ("WDE"). WDE further processes vaporized heavy oil into gasoline, diesel and heavy oil. The major process involves are washing and heating vaporized heavy oil and then rectification cooling. Catalyst will be used in this process as well. CDI Wanda offers the WDE in four sizes. The size correlates to the daily capacity input of the machinery,
and

      -     Wanda Carbon Black Equipment. ("WCBE"). WCBE transforms crude carbon black into active carbon black product. Chemical activation is generally used for the transformation of activated carbon from crude carbon black or peat.
Wanda 5 Catalyst will be used as the chemical activation agent during this process. This process can generate active carbon with a high yield of about 83%, possible to manufacture 1T/day of carbon black, and the production volume of the ultimate activated carbon product will be 1.2T. The capacity of WCBE is from
2T~5T per day;

      -     Wanda 5 Catalyst. CDI Wanda offers a catalyst which is involved in the recycling process of each machine. This catalyst named the Wanda 5 Catalyst is a proprietary catalyst, which is critical to the recycling process. CDI Wanda sells the Wanda 5 Catalyst in tandem with its equipment. The relationship is similar to the printer/toner or razor/razor blade. The equipment is not effective without the Wanda 5 Catalyst. CDI Wanda offers the Wanda 5 Catalyst pre formulated for each model. The domestic sales price of Wanda 5 Catalyst is approximately $1,282/Ton and the international sale price is $2,564/Ton.

PRICING CHART

WANDA  PYROLYSIS EQUIPMENT ("WPE")

Daily Oil                              Catalyst       Technology            Domestic            International
Output            Input   Price          (Kg)      Transferring Fee      Installation Fee      Installation Fee
---------         -----   --------     --------    ----------------      ----------------    -------------------

0.3T .........    0.9T    $  7,565       2.7           $  3,850             Included         25% of sales price
0.5T .........    1.2T    $ 10,128       3.6           $  3,850             Included         25% of sales price
1T ...........    2.5T    $ 15,128       7.5           $  3,850             Included         25% of sales price
2T ...........    5T      $ 21,282       15            $  3,850             Included         25% of sales price
8T ...........    20T     $333,000       60            $ 12,820             $ 25,640         25% of sales price
16T ..........    40T     $656,410       120           $ 12,820             $ 25,640         25% of sales price

WANDA DISTILLATION EQUIPMENT ("WDE")

Daily Oil Output
Gasoline/Diesel/Heavy Oil Ratio:
2:6:2                                              Input
--------------------------------------      ---------------------
Gasoline        Diesel       Heavy Oil      (Vaporized Heavy Oil)        Price
--------        ------       ---------      ---------------------        -------

0.06T ........   0.18T         0.06T                0.3T                 $10,512
0.1T .........   0.3T          0.1T                 0.5T                 $15,128
0.2T .........   0.6T          0.2T                 1T                   $22,820
0.4T .........   1.2T          0.4T                 2T                   $30,512

WANDA CARBON BLACK EQUIPMENT ("WCBE")

Daily Carbon Output          Input                Price
-------------------          -----               -------

1T .......................   1.2T                $42,180
2T .......................   2.4T                $47,308
5T .......................   6T                  $78,077

      Sales and Marketing

      CDI Wanda has a sales and marketing division which covers East China,
Southeast Asia and Europe. The primary clients of CDI Wanda fuel refineries. CDI
Wanda sold 55 and 200 systems in 2005 and 2006 respectively. Included in these figures CDI Wanda sold 6 units international in each 2005 and 2006. CDI Wanda employs four full time salespersons. Salespersons are compensated with salary and commission. Salespeople can earn commissions from 5% to 8% of the gross margin. CDI Wanda relies on online promotions to market the CDI Wanda line of equipment. CDI Wanda company website: http://www.wdxny.com

CHINA DIRECT CONSULTING

      China Direct Consulting is a full service advisory organization specializing in providing services to entities with less than $100 million in annual revenues operating in China which are traded on the U.S. capital markets.
We offer a comprehensive suite of services tailored to the specific needs of our clients. The suite of services offered by China Direct Consulting includes:

      -     U.S. representative offices
      -     Translation - English/Chinese
      -     General business consulting services
      -     Merger and acquisition strategy planning and analysis
      -     Advice on U.S. capital markets, including assessment of potential sources of investment capital
      -     Coordination of professional resources
      -     Corporate asset evaluation
      -     Public relations and seminars
      -     Advice and structure assistance for strategic alliances,
            partnerships and joint ventures
      -     Modeling/valuation analysis

      We enter into agreements with our clients for which the terms are generally for 36 months and the amount of our fee is based upon the scope of the services we provide under the engagement. For each of 2006 and 2005, we had consulting agreements with and earned revenues from the following clients:

                                                                  FISCAL 2006                   2005 PERIOD
                                                        ---------------------------     ----------------------------
                CLIENT COMPANY                               $           % OF TOTAL          $            % OF TOTAL
---------------------------------------------------     ----------       ----------     ----------        ----------

Dragon Capital Group Corp. (a related party)(1)....     $  517,000            24%       $  849,000             55%
Linkwell Corporation ..............................        620,513            29%          301,150             20%
Dragon International Group Corp. ..................        311,600            15%                0            n/a
Sunwin International Neutraceuticals ..............        186,300             8%          362,278             24%
Sense Holdings, Inc. ..............................        450,000            21%                0            n/a
Principal and CIIC ................................         39,480             2%
Misc ..............................................         19,202             1%           26,000              2%
                                                        ----------           ---        ----------            ---

                                                        $2,144,095           100%       $1,538,428            100%

      A brief description of China Direct Consulting's clients is as follows:

      -     Linkwell Corporation (OTCBB: LWLL) is located in Shanghai, China and specializes in the development, production, sale, and distribution of disinfectant health care products. On August 24, 2005, Linkwell Corporation engaged us as a consultant to advise its management in areas related to marketing and operational support in the U.S., media and public relations, mergers and acquisitions, financial advisory and SEC disclosure compliance. In addition, we also provide Linkwell with translation services for both English and Chinese documents. Under the terms of our one year agreement, we received
2,000,000 shares of Linkwell Corp. common stock, valued at $160,000, as compensation for our services, and we were granted three year warrants to purchase 2,125,000 shares of common stock at an exercise price of $0.20 per share commencing in January 2006. Linkwell also agreed to pay us additional fees for our services as may be mutually agreed upon. Upon mutual agreement our contract with Linkwell Corporation was extended to December 31, 2006 under the existing contractual arrangements. Under the terms of a three year agreement between Linkwell Corporation and China Direct Consulting signed on January 1,
2007, we received 4,700,000 shares of Linkwell Corp. common stock. The agreement may be terminated by either party upon 30 days notice; however, compensation earned or accrued through the date of termination is retained.

      -     Sunwin International Neutraceuticals, Inc. (OTCBB: SUWN)
manufactures and sells Stevioside, a natural sweetener, veterinary products and herbs used in traditional Chinese medicine. All of Sunwin International's operations are located in the People's Republic of China. In January 2006 we
entered into a three year agreement with Sunwin International under which we were engaged to provide support to Sunwin International in a variety of areas, including general business consulting, translation services, management of professional resources, identification of potential acquisition targets and investment sources, development of marketing plans and coordination of its public disclosure. As compensation for our services, we received an aggregate of
2,430,000 shares of Sunwin International's common stock, which included shares to be issued to us as compensation under a prior June 2005 agreement, for an aggregate compensation value of $558,900. The agreement may be terminated by either party upon 30 days notice; however, compensation earned or accrued through the date of termination is retained.

      -     Dragon International Group Corp. (OTCBB: DRGG) manufactures and distributes paper and integrated packaging paper products with all of their operations located in the People's Republic of China. In January 2006 we entered into a three year agreement with Dragon International under which we were engaged to provide support to Dragon International in a variety of areas, including general business consulting, translation services, management of professional resources, identification of potential acquisition targets and investment sources, development of marketing plans and coordination of its public disclosure. As compensation for our services, we received an aggregate of
6,000,000 shares of Dragon International's common stock, for an aggregate compensation value of $540,000. The agreement may be terminated by either party upon 30 days notice; however, compensation earned or accrued through the date of termination is retained.

      -     Dragon Capital Group Corp. (Pink Sheets: DRGV) is a management company for emerging technology companies in China. In January 2005 we entered into a three year agreement with Dragon Capital under which we have were engaged to provide support to Dragon Capital in a variety of areas, including general business consulting, translation services, management of professional resources, identification of potential acquisition targets and investment sources, development of marketing plans and coordination of its public disclosure. As compensation for our services, we received an aggregate of 30,000,000 shares of
Dragon Capital's common stock, for an aggregate compensation value of $735,000.
The agreement may be terminated by either party upon 30 days notice; however, compensation earned or accrued through the date of termination is retained.
Dragon Capital is a related party. See Part III, Item 12. Certain Transactions and Related Transactions, and Director Independence appearing later in this annual report.

      -     CIIC Investment Banking Services (Shanghai) Company Limited, a
Chinese limited liability company, is a consulting company assisting Chinese entities to access the U.S. capital markets. In February 2005 we entered into a three year mutual agreement with CIIC Investment Banking Services (Shanghai)
Company, Limited under which we have been engaged to provide support to CIIC
Investment Banking Services (Shanghai) Company Limited, and we engaged CIIC
Investment Banking Services (Shanghai) to provide us with support, each to provide such services in a variety of areas, including general business consulting, translation services, management of professional resources, identification and strategy planning of potential acquisition targets and investment sources, development of marketing plans, due diligence on potential clients, and assistance with GAAP auditing. We pay fees and expenses to each other as determined on a case-by-case basis. The agreement may be terminated by either party upon 30 days notice, however, the compensation paid to either party is non refundable. CIIC Investment Banking Services (Shanghai) Company Limited
is an affiliate of our company. Mr. Marc Siegel, our President, is also the
Chairman of the Board and Dr. James Wang, our CEO, is a director. In December
2006, CIIC Investment Banking Services (Shanghai) Company Limited ceased operations. In part in an effort to fill this void, we formed CDI Shanghai
Management.

      -     Sense Holdings, Inc. is a provider of biometric solutions. In
November 2006 we entered into a one month agreement with Sense Holdings, Inc.
under which we were engaged to provide support to Sense Holdings, Inc. in a variety of areas, including assist with translation of documents
(Chinese/English), identification, evaluation and structure of potential mergers and acquisitions, advice on corporate structure and capital events (i.e.

divestitures, spin-offs joint ventures), and evaluate and assess potential sources of investment capital. As compensation for our services, we received an aggregate of 5,000,000 shares of Sense Holdings, Inc. common stock, for an aggregate compensation value of $450,000.

ENGAGEMENT OF ROTH CAPITAL PARTNERS, LLC

      In January 2007 we engaged Roth Capital Partners, LLC, a broker-dealer and member of the National Association of Securities Dealers, Inc., to serve as our financial advisor and investment banker. Under the terms of the 12 month agreement, Roth Capital Partners will provide general financial advisory and investment banking services to us. We paid Roth Capital Partners a fee of
$25,000 and $20,000 to cover its initial expenses under the agreement. If we enter into any financing transactions with sources introduced by Roth Capital
Partners, we will pay that firm a cash fee of 8% of the amount of capital raised as well as a 2% non-accountable expense allowance. If we enter into a merger, acquisition or similar business combination with a company introduced by Roth
Capital Partners, we will pay that firm a transaction fee equal to the greater of $200,000 or 2.5% of the aggregate consideration involved. In both such transactions, we will also grant Roth Capital Partners warrants which will be exercisable into either 10% of the securities issued in a financing transaction or 10% of the common stock issued by us, at its option, with an exercise price equal to 110% of the five day VWAP and containing cashless exercise and registration rights provisions. The agreement contains customary confidentiality and indemnification provisions.

INTELLECTUAL PROPERTY

      Our success depends in part on our ability to protect our intellectual property. To protect our proprietary rights, we rely generally on copyright, trademark and trade secret laws, confidentiality agreements with employees and third parties, and agreements with consultants, vendors and customers, although we have not signed such agreements in every case. Despite such protections, a third party could, without authorization, copy or otherwise obtain and use our intellectual property. We can give no assurance that our agreements with employees, consultants and others who participate in development activities will not be breached, or that we will have adequate remedies for any breach, or that our trade secrets will not otherwise become known or independently developed by competitors.

      We may pursue the registration of certain of our trademarks and service marks in the United States, although we have not secured registration of all our marks. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States, and effective copyright, trademark and trade secret protection may not be available in such jurisdictions. In general, there can be no assurance that our efforts to protect our intellectual property rights through copyright, trademark and trade secret laws will be effective to prevent misappropriation of our content. Our failure or inability to protect our proprietary rights could materially adversely affect our business financial condition and results of operations.

      We have also obtained the right to the Internet addresses www.cdii.net and
www.chinadirectinvestments.com. As with phone numbers, we do not have and cannot acquire any property rights in an Internet address. We do not expect to lose the ability to use these Internet addresses; however, there can be no assurance in this regard and the loss of either of these addresses could materially adversely affect our business financial condition and results of operations.

COMPETITION

      We are a young company with a limited operating history for our China
Direct Consulting division. The majority of our operational focus is on identifying and completing additional acquisitions for CDI China. In identifying, evaluating and selecting target businesses, CDI China may encounter intense competition from other entities having a business objective similar to ours, including leveraged buyout and other private equity funds, operating businesses and other entities and individuals, foreign and domestic, competing for business combinations with Chinese-based companies. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Most of these competitors possess greater financial, marketing, technical, human and other resources than we do, and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous potential target businesses that may be available to us through the leverage of our relationships with our consulting clients and other professionals operating within China, our ability to compete in acquiring certain sizable target businesses will be limited by our available financial resources.

      Lang Chemical competes with a variety of companies which include global and domestic distribution agents as well as manufacturers. Lang Chemical believes it offers a competitive advantage over its competitors due to quality, supply, distribution capability, and price. Lang Chemical has distribution relationships with manufacturing companies including BASF-YPC Company Ltd.,
Celanese (China) Holding Co., Ltd. and Lucite International (China) Chemical
Industry Co., Ltd. which have developed a reputation for quality within the industry. In addition, it has relationships with global synthetic manufacturers that have the resources to maintain adequate inventory levels thereby ensuring
Lang Chemical's ability to provide its customers with sufficient supply of quality products.

      Lang Chemical has established distribution channels within the eastern section of China and has developed stable relationships with various resources along the distribution channels. As a result, Lang Chemical is capable of delivering quality product on a consistent schedule. It believes that this dependability is a factor in the relationships with both the manufacturers as well as the customers. Finally, Lang Chemical receives wholesale discounts from
BASF-YPC Company Ltd., Celanese (China) Holding Co., Ltd. and Lucite
International (China) Chemical Industry Co., Ltd. As a result, Lang Chemical's supply price is approximately 2% to 3% lower than its competitors.

      The magnesium market in China is dominated by several large manufacturers.
The main participants in the industry are Tongxiang Magnesium, YiWei Magnesium and Yingguang Magnesium. Tongxiang Magnesium located in Taiyuan City, of the
Shanxi province is the largest magnesium manufacturer in China with annual production of $65 million; Yunhai Magnesium of the Jiangsu Province offers high quality magnesium alloy products. Yunhai Magnesium primarily sells to the domestic market in China.

      China has 102 magnesium manufacturers with 467,600 metric tons production in 2005. China has been world's leading magnesium producer for 8 years. Raw magnesium production volume increased 139% from 2000 to 2005; the production of magnesium ingot increased 345.5% and magnesium powder increased 89.04% in the same time period.(7)

      China Direct Consulting competes with a wide range of companies, from large management consulting companies that offer a broad range of consulting services, to small firms and independent contractors that provide specialized services. Some of our competitors have significantly more financial resources, larger professional staffs and greater brand recognition than we do. Since our consulting business depends in a large part on professional relationships, our business has low barriers of entry for competitors. We believe that our ability to successfully compete for new consulting clients and to retain our existing clients is dependent upon our ability to offer a wide range of services and to effectively respond to our client's needs on a timely and cost effective basis.
We cannot assure you that we will compete successfully for new business opportunities or retain our existing clients.

      The toy and entertainment industry within China is subject to intense competition. China is the world's biggest toy manufacturer and exporter, with nearly 8,000 toy enterprises producing three quarters of the entire world's toys inside China.(8)

      China's toys now constitute 75% of world output, according to the China
Chamber of Commerce for Import and Export of Light Industrial Products and
Arts-Crafts. And the bulk comes from Guangdong province, home to more than 5,000 of China's 8,000 toy factories. At peak times, some 1.5 million workers are making toys in Guangdong, which borders Hong Kong. Last year, the province

----------
(7)   Source: China Magnesium Industry Report 2005, pp. 4-5, March 2006
(8)   http://en.ce.cn/Industries/Consumen-Industries/200505/27/t20050527_
      3927047.shtml

accounted for 78% of China's $15.2 billion of toy exports, a 10% jump from 2004, according to customs figures.(9)

      While most international toy companies already source their toys from
China, until now very few successfully entered the Chinese toy market itself.
The Chinese market for toys is often portrayed as the potentially largest in the world. No other country has more children living in its boundaries. More than
300 million Chinese are children under 14, accounting for more than a quarter of the total population in China.(10)

GOVERNMENT REGULATION

Doing Business in the PRC

      Our operations in the PRC, including Lang Chemical and Chang Magnesium, as well as the future operations of our newly formed entities, CDI Shanghai
Management, Luma Logistic, and Big Tree are subject to the PRC legal system.
Since 1979, many laws and regulations addressing economic matters in general have been promulgated in the PRC. Despite development of its legal system, the
PRC does not have a comprehensive system of laws. In addition, enforcement of existing laws may be uncertain and sporadic, and implementation and interpretation thereof inconsistent. The PRC judiciary is relatively inexperienced in enforcing the laws that exist, leading to a higher than usual degree of uncertainty as to the outcome of any litigation. Even where adequate law exists in the PRC, it may be difficult to obtain swift and equitable enforcement of such law, or to obtain enforcement of a judgment by a court of another jurisdiction. The PRC's legal system is based on written statutes and, therefore, decided legal cases are without binding legal effect, although they are often followed by judges as guidance. The interpretation of PRC laws may be subject to policy changes reflecting domestic political changes. As the PRC legal system develops, the promulgation of new laws, changes to existing laws and the preemption of local regulations by national laws may adversely affect foreign investors. The trend of legislation over the past 20 years has, however, significantly enhanced the protection afforded foreign investors in enterprises in the PRC. However, there can be no assurance that changes in such legislation or interpretation thereof will not have an adverse effect upon our future business operations or prospects.

Economic Reform Issues

      Since 1979, the Chinese government has reformed its economic systems. Many reforms are unprecedented or experimental; therefore they are expected to be refined and improved. Other political, economic and social factors, such as political changes, changes in the rates of economic growth, unemployment or inflation, or in the disparities in per capita wealth between regions within
China, could lead to further readjustment of the reform measures. We cannot predict if this refining and readjustment process may negatively affect our operations in future periods.

      Over the last few years, China's economy has registered a high growth rate. Recently, there have been indications that rates of inflation have increased. In response, the Chinese government recently has taken measures to curb this excessively expansive economy. These measures have included devaluations of the Chinese currency, the Renminbi, restrictions on the availability of domestic credit, reducing the purchasing capability of certain of its customers, and limiting re-centralization of the approval process for purchases of some foreign products. These austerity measures alone may not succeed in slowing down the economy's excessive expansion or control inflation, and may result in severe dislocations in the Chinese economy. The Chinese government may adopt additional measures to further combat inflation, including the establishment of freezes or restraints on certain projects or markets. There can be no assurance that the reforms to China's economic system will continue or that there will not be changes in China's political, economic, and social conditions and changes in policies of the Chinese government, such as changes in laws and regulations, measures which may be introduced to control inflation, changes in the rate or method of taxation, imposition of additional restrictions on currency conversion and remittance abroad, and reduction in tariff protection and other import restrictions.

----------
(9)   http://www.usatoday.com/money/world/2006-12-20-china-toys-usat_x.htm
(10)  http://www.fiducia-china.com/News/2003/3010-1353.html

Regulations Applicable to Lang Chemical's Business

      Regulation of the chemical industry within China is monitored by The
Ministry of China Chemical Industry. Industry participants are governed by the
Industrial Chemical Control Law (ICCL) issued by the Ministry of China Chemical
Industry.

      The Shanghai provincial government issues licenses for the distribution of chemical products in China. In January 1998 Lang Chemical received its license to operate within the chemical industry. Lang Chemical believes it is in substantial compliance with all provisions of those registrations, inspections and licenses and has no reason to believe that they will not be renewed as required by the applicable rules of the Central Government and Shanghai City.

Regulations Applicable to Chang Magnesium's Business

      China's Mining Ministry, and other provincial, county and local authorities in jurisdictions in which our products are processed or sold, monitors the processing, storage, and distribution of our magnesium products.
Our processing facilities will be subject to periodic inspection by national, provincial, county and local authorities. We may not be able to comply with current laws and regulations, or any future laws and regulations. To the extent that new regulations are adopted, we will be required to conform our activities in order to comply with such regulations. We may be required to incur substantial costs in order to comply. Our failure to comply with applicable laws and regulations could subject us to civil remedies, including fines, injunctions, recalls or seizures, as well as potential criminal sanctions, which could have a material and adverse effect on our business, operations and finances. Changes in applicable laws and regulations may also have a negative impact on our sales.

Regulations Applicable to CDI Wanda's Business

      The PRC's Regulation on the Administration of the Crude Oil Market (the
"Regulation"), which was issued by the Ministry of Commerce ("MOFCOM") on
December 4, 2006, came into force on January 1, 2007. The new rules represent the country's commitment upon its WTO entry in 2001 to open up crude sales and the oil product wholesale sector in the domestic market. Until now, the central government has had full control over the allocation of crude resources in China, while the country's two state-owned oil giants, China National Petroleum
Corporation and China Petrochemical Corporation Group (Sinopec Group) have control over domestic oil products wholesaling. Under the new rules, other qualified companies will be able to conduct crude sales and oil products wholesaling in China, bringing an end to state control of the Chinese oil market, the ministry said. The oil products being governed by the new rules include gasoline, ethanol-blended gasoline, kerosene, gas oil, and biodiesel.
The new rules will come into effect on January 1, 2007.

Investment Company Act of 1940

      U.S. companies that have more than 100 shareholders or are publicly traded in the U.S. and are, or hold themselves out as being, engaged primarily in the business of investing, reinvesting or trading in securities are subject to regulation under the Investment Company Act of 1940. While we do not believe we are an "investment company" within the scope of the Investment Company Act of
1940, historically we have accepted shares of a consulting client's securities as compensation for our services. During the time we were privately held, the holding of these securities did not make us subject to the Investment Company
Act of 1940 as we did not meet the shareholder numerical test. Following the share exchange with described below, however, while our business model has not changed, by virtue of the percentage of the value of marketable equity securities we hold (which were received as compensation for our services and not purchased as an investment) under certain circumstances we could be subject to the provisions of the Investment Company Act of 1940.

      Because Investment Company Act regulation is, for the most part, inconsistent with our strategy of providing business consulting services and overseeing the operations of our subsidiaries, we cannot feasibly operate our business as a registered investment company. Our Board of Directors has adopted a resolution stating that it is not our intent to become subject to the
Investment Company Act of 1940 and authorizing our officers to take such actions as are necessary, including the periodic liquidation of any marketable equity securities we may own to reduce those holdings below the threshold level as prescribed by the Investment Company Act of 1940. If we are deemed to be, and are required to register as, an investment company, we will be forced to comply with substantive requirements under the Investment Company Act of 1940, including:

      -     limitations on our ability to borrow;
      -     limitations on our capital structure;
      -     restrictions on acquisitions of interests in associated companies;
      -     prohibitions on transactions with affiliates;
      -     restrictions on specific investments; and
      -     compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations.

EMPLOYEES

      As of March 28, 2007 we have a total of 441 full-time employees, including:

      -     10 employees, including our executive officers, in our U.S.
            operations,
      -     8 employees at CDI Shanghai Management,
      -     17 employees at Lang Chemical,
      -     306 employees at Chang Magnesium, including 6 with Changxin Trading,
      -     1 employee at Luma Logistic,
      -     2 employees at Big Tree,
      -     59 employees at Jieyang Big Tree, and
      -     38 employees at CDI Wanda.

      We are required to contribute a portion of our employees' total salaries to the Chinese government's social insurance funds, including medical insurance, unemployment insurance and job injuries insurance, and a housing assistance fund, in accordance with relevant regulations. We expect the amount of our contribution to the government's social insurance funds to increase in the future as we expand our workforce and operations. As of March 28, 2007 we had 14 full-time, salaried employees who receive labor insurance, 6 at Lang Chemical, 8 at CDI Shanghai Management. For fiscal 2006 the cost of this insurance was approximately $994 which was all incurred by Lang Chemical. These employees are organized into a union under the labor laws of China and can bargain collectively with us. We maintain good relations with our employees.

CONSULTANTS AND ADVISORS

      From time to time we engage third party consultants to provide certain specific services to us, including:

      -     In November 2006 we engaged Skyebanc, Inc., a broker dealer and member of the NASD, to act as our non-exclusive financial advisor and to provide general advice to us as an investment banker under the terms of a six-month agreement. As compensation we issued Skyebanc, Inc. five year warrants to purchase 30,000 shares of our common stock at an exercise price of $4.00 per share. In September 2006 we had previously entered into a one year agreement with Skyebanc, Inc. to act as a finder for us in business and financing transactions. Under the terms of the agreement which we agreed to pay that firm a finder's fee of 10% of value of any transaction we close. Both agreements contain customary non-disclosure provisions.

      -     On March 1, 2006, China Direct Consulting entered into a one-year agreement with Mr. Richard Galterio pursuant to which Mr. Galterio was been engaged to provide general business consulting services and to identify and evaluate potential mergers and acquisitions. The agreement provided that the options granted to him as compensation became null and void unless Mr. Galterio joined China Direct Consulting on or before September 30, 2006 and he rendered at least three months of full time service to China Direct Consulting as an employee. As Mr. Galterio's other business obligations prevented him from joining our company when anticipated, upon mutual agreement of the parties, on
December 31, 2006 China Direct Consulting entered into a new one-year agreement with him. Under the terms of this agreement, China Direct Consulting engaged Mr.
Galterio to provide general business consulting services to it and to assist it in the identification, evaluation and structure of potential business combinations. As compensation we granted Mr. Galterio five year options to purchase 1,000,000 shares of our common stock with an exercise price of $0.30 per share and five year options to purchase an additional 100,000 shares of our common stock with an exercise price of $2.50 per share. The options fully vest upon Mr. Galterio joining our company as an employee. If, however, Mr. Galterio does not join our company on or before February 1, 2007, the options are cancelled. China Direct Consulting also agreed to pay him transaction-based fees. The agreement contains customary indemnification and non-solicitation clauses and is extendable for an additional six month term upon the mutual consent of the parties. Mr. Galterio currently is a principal of Skyebanc, Inc., a NASD member firm, and is a member of the Board of Directors of Spare Backup,
Inc. (OTCBB: SPBU).

      -     On August 22, 2006, China Direct Consulting entered into a 90 day agreement with ROI Group Associates, Inc. to monitor and respond to incoming investor inquiries, draft public releases, and organize investor seminars. As compensation for the services, we issued ROI Group Associates five year warrants to purchase 50,000 shares of our common stock at an exercise price of $4.00 per share. The warrants include a cashless exercise provision and we granted the holder piggy-back registration rights covering the shares of common stock underlying the warrant. We agreed to reimburse ROI Group Associates for certain expenses, such as travel, printing and mailing and outsourced profession services, it may incur under the agreement

      -     On January 1, 2007, we entered into a one year agreement with HC
International, Inc. to provide consulting services to us generally in the areas of investor relations, shareholder communications and media relations. As compensation for the services, we agreed to pay HC International a monthly cash fee of $7,500. We also granted it three year warrants to purchase 50,000 shares of our common stock at an exercise price of $2.50 per share which contain a cashless exercise provision. Provided that we have not terminated the agreement, no later than May 15, 2007 we will issue it 75,000 shares of our common stock and at the end of the term of the agreement we will grant HC International a warrant to purchase an additional 100,000 shares of our common stock with an exercise price of $2.50 per share, exercisable on a cashless basis, as a retention fee. We granted HC International piggy-back registration rights over all of these shares. We agreed to reimburse HC International for certain expense. The agreement, which may be terminated by us for a material breach by
HC International during the first six months of the agreement and thereafter it may be terminated at our option if HC International is unable to fulfill its obligations there under. The agreement contains customary confidentiality provisions.

      -     In January, 2007, we engaged Roth Capital Partners, LLC, a broker-dealer and member of the National Association of Securities Dealers,
Inc., to serve as our financial advisor and investment banker. Under the terms of the 12 month agreement, Roth Capital Partners will provide general financial advisory and investment banking services to us. We paid Roth Capital Partners a fee of $25,000 and $20,000 to cover its initial expenses under the agreement. If we enter into any financing transactions with sources introduced by Roth Capital
Partners, we will pay that firm a cash fee of 8% of the amount of capital raised as well as a 2% non-accountable expense allowance. If we enter into a merger, acquisition or similar business combination with a company introduced by Roth
Capital Partners, we will pay that firm a transaction fee equal to the greater of $200,000 or 2.5% of the aggregate consideration involved. In both such transactions, we will also grant Roth Capital Partners warrants which will be exercisable into either 10% of the securities issued in a financing transaction or 10% of the common stock issued by us, at its option, with an exercise price equal to 110% of the five day VWAP and containing cashless exercise and registration rights provisions. The agreement contains customary confidentiality and indemnification provisions.

OUR HISTORY

      We were incorporated on June 7, 1999 in Delaware initially under the name
Caprock Corporation to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. On November 26, 1999,
International Internet, Inc., a Delaware corporation, acquired 100% of our issued and outstanding stock from TPG Capital Corporation, our sole stockholder, pursuant to a stock purchase agreement in exchange for 50,000 shares of common stock of International Internet, Inc. In December 1999 Caprock was merged into
International Internet with International Internet being the surviving company.
Effective November 21, 2000, International Internet changed its name to Evolve
One, Inc.

      Our original business was operated as a developmental stage company in Mr.
Cigar, Inc., which was formed in May 1997. Mr. Cigar was in the business of licensing, selling and/or operating cigar vending machines. We formed
StogiesOnline.com, Inc. in April 1999. StogiesOnline was an online distributor and retailer of brand name premium cigars within the United States. As a result of the initial success of the StogiesOnline website, we refocused our resources in 1999 into the Internet cigar sales market and other specialty goods. We sold the vending equipment and business of Mr. Cigar in December 1999. As described earlier in this section, in October 2005 we discontinued the operations of
StogiesOnline.com.

      In February 1999, we formed GoldOnline.com, Inc. for the purpose of acquiring the domain name GoldOnline.com. The domain name was acquired for
$25,000 and 3,200 shares of our common stock. In June 1999, we sold 100% of the issued and outstanding stock in GoldOnline.com, Inc. for 1,000,000 shares of the common stock of GoldOnline International, Inc. resulting in no gain or loss to
us.

      We formed Web Humidor.com Corp. in April 1999 for the purpose of acquiring the domain name WebHumidor.com. The domain name was acquired for $3,000 and
30,000 shares of WebHumidor.com Corp. common stock and 320 shares of our common stock. This subsidiary remains inactive.

      We acquired American Computer Systems ("ACS") effective September 30, 1999 for $150,000. We sold 80% of our investment effective March 31, 2001 for
$500,000, and on September 11, 2001 we sold the remaining 20% interest to an ACS officer in exchange for discharge of any liabilities of ACS.

      We acquired 90% of the capital stock of TheBroadcastWeb.com, Inc. in June
1999 for $18,000 cash and 120 shares of our common stock. On December 14, 2001, we sold our interest to NYCLE Acquisition Corp. Under the terms of the transaction, the purchaser assumed substantially all of the on-going liabilities of TheBroadcastWeb.com, Inc. and we received certain advertising time which was valued at approximately $100,000, consisting of two ad spots per hour, per format for a two year period. The purchaser did not assume an intra-company payable or any liabilities for outstanding federal, state and local taxes as well as payroll obligations incurred prior to December 15, 2001.

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

      On August 16, 2006 we acquired 100% of the issued and outstanding stock of
China Direct Consulting in exchange for 10,000,000 shares of our common stock, which at closing, represented

approximately 95% of our issued and outstanding shares of the our common stock.
As a result of the reverse merger transaction, China Direct Consulting became a wholly owned subsidiary. For financial accounting purposes, the transaction in which we acquired China Direct Consulting was treated as a recapitalization of our company with the former stockholders of the company retaining approximately
5.0% of the outstanding stock of our company. As a result of the transaction, the business of China Direct Consulting became the business of our company.

      In September 2006, we changed the name of our company to China Direct,
Inc.

      On September 24, 2006 our wholly owned subsidiary, CDI China entered into a stock acquisition agreement with Lang Chemical and its sole stockholders
Jingdong Chen and Qian Zhu, pursuant to which CDI China was to acquire 51% of
Lang Chemical in exchange for an initial capital infusion of $375,000, followed by an additional capital infusion of $326,250 on or before June 30, 2007. Under the terms of the stock exchange agreement, the condition precedents to the closing were:

      -     the requirement that Lang Chemical deliver to CDI China, on or before October 31, 2006, audited financial statements of Lang Chemical at
December 31, 2005 and for the two years then ended which reflected revenues of
$31,740,000 for the fiscal year ended December 31, 2005 and net assets of
$767,197 at December 31, 2005, and

      -     Mr. Chen and Ms. Zhu were to enter into employment agreements with
CDI Shanghai Management, a Chinese limited liability company and wholly owned subsidiary of CDI China, which was to be formed to manage the daily operations of Lang Chemical.

      -     On October 25, 2006 the transaction closed according to its terms.
At the closing of the transaction, CDI Shanghai Management entered into employment agreements with each of Mr. Chen and Ms. Zhu. Mr. Chen will serve as
Executive Vice President, supervising the operations of Lang Chemical, and Ms.
Zhu will serve as Executive Vice President supervising financial management of
Lang Chemical. The terms of the five year agreements are identical and provide for no annual compensation with bonuses at the discretion of the company. The agreements contain customary confidentiality provisions.

      On October 15, 2006 our wholly owned subsidiary, CDI China, entered into an acquisition agreement with Chang Magnesium. Under the terms of the agreement
CDI China agreed to infuse $1,000,000 to Chang Magnesium 10 days past closing.
On or before September 30, 2007, CDI China shall deliver $800,000 of investment capital to Chang Magnesium and on or before December 31, 2007 CDI China shall deliver $750,000 of investment capital to Chang Magnesium. The closing of the transaction was subject to audited financial statements for Chang Magnesium which reflected a contribution to Chang Magnesium of property, plant or equipment with a minimum value of $2,450,000. In June 2006 Taiyuan YiWei
Magnesium contributed property, plant and equipment valued at $2,567,353, which represented all the assets related to the magnesium plant, to Chang Magnesium.

      -     On December 22, 2006 the transaction closed pursuant to its terms.
As a result CDI China holds a 51% majority interest in Chang Magnesium.

      -     At the closing of the transaction, CDI Shanghai Management entered into an employment agreement with Yuwei Huang. Mr. Huang will serve as Executive
Vice President, supervising the operations of Chang Magnesium. The term of the one year agreement provides for no annual compensation with bonuses at the discretion of the company. The agreement contains customary confidentiality provisions.

RISK FACTORS

      An investment in our common stock involves a significant degree of risk.
You should not invest in our common stock unless you can afford to lose your entire investment. You should consider carefully the following risk factors and other information in this annual report before deciding to invest in our common stock.

                          RISKS RELATED TO OUR COMPANY

WE HAVE LIMITED HISTORY OF OPERATIONS AND WE CANNOT ASSURE YOU THAT OUR BUSINESS
MODEL WILL BE SUCCESSFUL IN THE FUTURE OR THAT OUR OPERATIONS WILL BE
PROFITABLE.

      China Direct Consulting began operations in January 2005. CDI China began operations in August 2006. In October 2006 we acquired a majority ownership of
Lang Chemical and in December 2006 we acquired a majority ownership interest in
Chang Magnesium. Accordingly, investors have a limited history of operations upon which to evaluate our business. While we reported comprehensive income of
$656,401 and $506,133 for the fiscal years ended December 31, 2006 and 2005, respectively, these results only give effect to the revenues and costs associated with these two acquisitions from their respective closing dates. Our operating results for future periods will include significant expenses, including marketing costs, and administrative and general overhead expenses related to those entities and which we will incur as we implement our business model to expand our operations, as well as increased legal and accounting fees we will incur as a public company following the reverse merger. As a result, we are unable to predict whether we will report profitable operations in the future. There can be no assurances whatsoever that we will be able to successfully implement our business model, identify and close acquisitions of operating companies, penetrate our target markets or attain a wide following for our services. We are subject to all the risks inherent in an early stage enterprise which has experienced rapid growth through acquisitions and our prospects must be considered in light of the numerous risks, expenses, delays, problems and difficulties frequently encountered in those businesses.

THE SUCCESS OF OUR BUSINESS MODEL IS DEPENDENT UPON OUR ABILITY TO IDENTIFY AND
CLOSE ACQUISITIONS OF OPERATING COMPANIES IN CHINA. THE ACQUISITION OF NEW
BUSINESSES IS COSTLY AND SUCH ACQUISITIONS MAY NOT ENHANCE OUR FINANCIAL
CONDITION.

      Our primary business and operational focus is on our CDI China subsidiary.
Our growth strategy is to acquire companies and identify and acquire assets and technologies from businesses in China that have services, products, technologies, industry specializations or geographic coverage that extend or complement our existing business. The process to undertake a potential acquisition is time-consuming and costly. We expect to expend significant resources to undertake business, financial and legal due diligence on our potential acquisition targets and there is no guarantee that we will acquire the company after completing due diligence. The process of identifying and consummating an acquisition could result in the use of substantial amounts of cash, potentially dilutive issuances of equity securities and exposure to undisclosed or potential liabilities of acquired companies. While we have closed the acquisitions of a majority ownership interest in Lang Chemical and Chang
Magnesium, there are no assurances that the operations of these business will enhance our future financial conditions, including to the extent that the businesses acquired in these transactions do not remain competitive, some or all of the goodwill related to that acquisition could be charged against our future earnings, if any.

WE HAVE RECENTLY EXPANDED OUR BUSINESS THROUGH THE ACQUISITION OF MAJORITY
OWNERSHIP INTERESTS IN TWO COMPANIES LOCATED IN THE PRC. OUR MANAGEMENT MAY NOT
BE SUCCESSFUL IN TRANSITIONING THE INTERNAL OPERATIONS OF PRIVATELY HELD CHINESE
COMPANIES TO A SUBSIDIARY OF A U.S. PUBLICLY HELD COMPANY.

      Pursuant to our business model in which we are seeking to acquire majority interests in Chinese operating companies, in the fourth quarter of fiscal 2006 we closed on acquisitions of a majority ownership interests in each of Lang
Chemical and Chang Magnesium; two unrelated companies each located in the PRC.
The original owners of each of these companies continue to own the remaining 49%
interest and are responsible for each company's day to day operations. While we have reasonable expectations that the core operations of these companies will continue as they have historically, our acquisition of these companies provides certain challenges for our company. In order to successfully integrate each of these companies into China Direct, and ensure that we timely meet our reporting requirements under the Securities Exchange Act of 1934, we will need to upgrade both the internal accounting systems at both Lang Chemical and Chang Magnesium, as well as educating each of their staffs as to the proper collection and recordation of financial data. We have recently increased our internal accounting staff which contains Chinese speaking individuals with accounting experience, but as we have only recently closed these transactions, we have not completed our review of the necessary systems upgrades or estimations of the costs associated therewith. If we are unable to properly and timely integrate the disclosure and accounting operations of these subsidiaries into our company, our ability to timely file our annual and quarterly reports, as well as other information we are required to file with the Securities and
Exchange Commission, could be in jeopardy. Any failure on our part to meet the prescribed filing deadlines could lead to a delisting of our common stock from the OTC Bulletin Board which could adversely affect a stockholder's ability to resell his investment in our company.

THE VALUE OF THE EQUITY SECURITIES WE OCCASIONALLY ACCEPT AS COMPENSATION IS
SUBJECT TO ADJUSTMENT WHICH COULD RESULT IN LOSSES TO US IN FUTURE PERIODS.

      Historically we have accepted equity securities of consulting clients as compensation for our consulting services. These securities are reflected on our balance sheet as "investment in marketable securities held for sale". We evaluate quarterly the carrying value of each investment for a possible increase or decrease in value. Because we do not want to be considered an investment company, it is to our benefit to keep the carrying values of these securities as low as possible. This review may result in an adjustment to their carrying value which could adversely affect our operating results for the corresponding quarters in that we might be required to reduce our carrying value of the investments. In addition, if we are unable to liquidate these securities, we will be required to write off the investments which would adversely affect our financial position.

THE INVESTMENT COMPANY ACT OF 1940 WILL LIMIT THE VALUE OF SECURITIES WE CAN
ACCEPT AS PAYMENT FOR OUR BUSINESS CONSULTING SERVICES WHICH MAY LIMIT OUR
FUTURE REVENUES.

      Until our acquisition of a majority interest in Lang Chemical in October
2006, and a majority interest in Chang Magnesium in December 2006, all of our revenues to date have been generated from our business consulting services. We have historically accepted stock as payment for our services and will likely continue to do so in the future, but only to the extent that it does not cause us to become an investment company under the Investment Company Act of 1940. To the extent that we are required to reduce the amount of stock we accept as payment for our business consulting services to avoid becoming an investment company, our future revenues from our business consulting services may substantially decline if our client companies cannot pay our fees in cash which will materially adversely effect our financial condition and results of operations in future periods. Any future change in our fee structure for our business consulting services could also severely limit our ability to attract business-consulting clients in the future.

WE CANNOT ASSURE YOU THAT THE CURRENT CHINESE POLICIES OF ECONOMIC REFORM WILL
CONTINUE. BECAUSE OF THIS UNCERTAINTY, THERE ARE SIGNIFICANT ECONOMIC RISKS
ASSOCIATED WITH DOING BUSINESS IN CHINA.

      Although the majority of productive assets in China are owned by the
Chinese government, in the past several years the government has implemented economic reform measures that emphasize decentralization and encourage private economic activity. In keeping with these economic reform policies, the PRC has been openly promoting business development in order to bring more business into the PRC. Because these economic reform measures may be inconsistent or ineffective, there are no assurances that:

      -     the Chinese government will continue its pursuit of economic reform policies;

      -     the economic policies, even if pursued, will be successful;

      -     economic policies will not be significantly altered from time to time; or

      -     business operations in China will not become subject to the risk of nationalization.

      We cannot assure you that we will be able to capitalize on these economic reforms, assuming the reforms continue. Because our business model is dependent upon the continued economic reform and growth in China, any change in Chinese government policy could materially adversely affect our ability to implement our business model. China's economy has experienced significant growth in the past decade, but such growth has been uneven across geographic and economic sectors and has recently been slowing. Even if the Chinese government continues its policies of economic reform, there are no assurances that economic growth in that country will continue or that we will be able to take advantage of these opportunities in a fashion that will provide financial benefit to our company.

ACQUISITION EFFORTS IN FUTURE PERIODS MAY BE DILUTIVE TO OUR THEN CURRENT
STOCKHOLDERS.

      Our business model depends upon the issuance of our securities to consummate acquisitions in the future. As a result, the percentage ownership of our company held by existing stockholders will be reduced and those stockholders may experience significant dilution. In addition, new securities may contain certain rights, preferences or privileges that are senior to those of our common stock. As we will generally not be required to obtain the consent of our stockholders before entering into acquisition transactions, stockholders are dependent upon the judgment of our management in determining the number of, and characteristics of stock issued as consideration in an acquisition.

WE WILL NEED ADDITIONAL FINANCING WHICH WE MAY NOT BE ABLE TO OBTAIN ON
ACCEPTABLE TERMS. ADDITIONAL CAPITAL RAISING EFFORTS IN FUTURE PERIODS MAY BE
DILUTIVE TO OUR THEN CURRENT STOCKHOLDERS OR RESULT IN INCREASED INTEREST
EXPENSE IN FUTURE PERIODS.

      We will need to raise additional working capital to continue to implement our business model. While our business model contemplates the potential for the issuance of equity securities for the stock of the acquired company, capital may be needed for the acquisition of these companies. Capital will also be needed for the effective integration, operation and expansion of these businesses. Our future capital requirements, however, depend on a number of factors, including our operations, the financial condition of an acquisition target and its needs for capital, our ability to grow revenues from other sources, our ability to manage the growth of our business and our ability to control our expenses. If we raise additional capital through the issuance of debt, this will result in increased interest expense. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our company held by existing stockholders will be reduced and those stockholders may experience significant dilution. In addition, new securities may contain certain rights, preferences or privileges that are senior to those of our common stock.
We cannot assure you that we will be able to raise the working capital as needed in the future on terms acceptable to us, if at all. If we do not raise funds as needed, we will be unable to fully implement our business model, fund our ongoing operations or grow our company.

THE TERMS OF OUR RECENTLY COMPLETED FINANCING MAY MAKE IT MORE DIFFICULT FOR US
TO RAISE CAPITAL IN FUTURE PERIODS.

      Under the terms of our recently completed financing, we contractually agreed to a number of covenants which may make it more difficult for our company to raise capital as needed. These covenants included in our agreement are:

      -     not to file any registration statements without the consent of the purchasers in the offering until the sooner of 180 days from the effective date of the registration statement of which this report is a part or until all the shares, including the shares underlying the warrants, have been resold or transferred by the purchasers pursuant to the registration statement or Rule 144 of the Securities Act of 1933, without regard to volume limitations,

      -     not to issue any equity, convertible debt or other securities convertible into common stock or equity of our company without the prior written consent of the purchasers during this same period, and

      -     until the sooner of October 27, 2008 or until all the shares sold in the offering, including the shares issuable upon exercise of the warrants, have been resold or transferred by all the purchasers, not to enter into any equity line of credit or similar agreement, or to issue any floating or variable priced equity linked instruments with price reset rights.

      Because we have no control over when the registration statement of which this report is a part will be declared effective by the SEC, it is possible that we will need to raise additional capital prior to the expiration of the above timeframes. If we are unable to secure the consent of the purchasers in the offering to a subsequent offering and registration statement, we may be unable to obtain additional capital as necessary to fund our ongoing operations or acquisitions of additional companies which could adversely impact our ability to grow our company.

OUR MANAGEMENT MAY BE UNABLE TO EFFECTIVELY INTEGRATE OUR ACQUISITIONS AND TO
MANAGE OUR GROWTH AND WE MAY BE UNABLE TO FULLY REALIZE ANY ANTICIPATED BENEFITS
OF THESE ACQUISITIONS.

      We are subject to various risks associated with our growth strategy, including the risk that we will be unable to identify and recruit suitable acquisition candidates in the future or to integrate and manage the acquired companies. We face particular challenges in that our acquisition strategy is based on companies located in and operating within China. Acquired companies'
histories, the geographical location, business models and business cultures will be different from ours in many respects. Even if we are successful in identifying and closing acquisitions of companies, our directors and senior management will face significant challenges in their efforts to integrate the business of the acquired companies or assets and to effectively manage our continued growth. Any future acquisitions will be subject to a number of challenges, including:

      -     the diversion of management time and resources and the potential disruption of our ongoing business;

      -     difficulties in maintaining uniform standards, controls, procedures and policies;

      -     potential unknown liabilities associated with acquired businesses;

      -     the difficulty of retaining key alliances on attractive terms with partners and suppliers; and

      -     the difficulty of retaining and recruiting key personnel and maintaining employee morale.

      There can be no assurance that our efforts to integrate the operations of any acquired assets or companies will be successful, that we can manage our growth or that the anticipated benefits of these proposed acquisitions will be fully realized.

WE ARE DEPENDENT UPON OUR MANAGEMENT AND OUR ABILITY TO HIRE KEY PERSONNEL.

      The success of our company is largely dependent on the personal efforts of
Yuejian (James) Wang, Marc Siegel and David Stein, our executive officers and directors. Although we have employment agreements with these officers, the loss of the services of any of them would have a material adverse effect on our business and prospects. In addition, in order for us to undertake our operations as contemplated, it will be necessary for us to locate and hire experienced personnel who are bilingual and knowledgeable in the U.S. capital markets, the
China markets and generally accepted accounting principles applicable to U.S.
companies. Our failure to attract and retain such experienced personnel on acceptable terms will have a material adverse impact on our ability to grow our business.

WE ARE DEPENDENT ON CERTAIN KEY PERSONNEL AND THE LOSS OF THESE KEY PERSONNEL
COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL CONDITION AND
RESULTS OF OPERATIONS.

      Our success is, to a certain extent, attributable to the management, sales and marketing, and operational expertise of key personnel of at our subsidiaries who perform key functions in the operation of

our business. While we are parties to employment agreements with certain of these key personnel, there can be no assurance that we will be able to retain these officers after the term of their employment contracts expire. The loss of these key employees could have a material adverse effect upon our business, financial condition, and results of operations and the results of operations at these subsidiaries could be adversely impacted.

CERTAIN AGREEMENTS TO WHICH WE ARE A PARTY AND WHICH ARE MATERIAL TO OUR
OPERATIONS LACK VARIOUS LEGAL PROTECTIONS WHICH ARE CUSTOMARILY CONTAINED IN
SIMILAR CONTRACTS PREPARED IN THE UNITED STATES.

      Our subsidiaries include companies organized under the laws of the PRC and all of their business and operations are conducted in China. We are a party to certain contracts related to our operations. While these contracts contain the basic business terms of the agreements between the parties, these contracts do not contain certain provisions which are customarily contained in similar contracts prepared in the U.S., such as representations and warranties of the parties, confidentiality and non-compete clauses, provisions outlining events of defaults, and termination and jurisdictional clauses. Because these contracts omit these types of clauses, notwithstanding the differences in Chinese and U.S.
laws we may not have the same legal protections as we would if the contracts contained these additional provisions. We anticipate that our Chinese subsidiaries will likely enter into contracts in the future which will likewise omit these types of legal protections. While we have not been subject to any adverse consequences as a result of the omission of these types of clauses, and we consider the contracts to which we are a party to contain all the material terms of our business arrangements with the other party, future events may occur which lead to a dispute under agreements which could have been avoided if the contracts were prepared in conformity with U.S. standards. Contractual disputes which may arise from this lack of legal protection will divert management's time from the operation of our business and require us to expend funds attempting to settle a possible dispute. This possible diversion of management time will limit the time our management would otherwise devote to the operation of our business, and the diversion of capital could limit the funds we have available to pay our ongoing operating expenses.

LANG CHEMICAL'S OPERATIONS ARE SUBJECT TO GOVERNMENT REGULATION. IF IT FAILS TO
COMPLY WITH THE APPLICABLE REGULATIONS, ITS ABILITY TO OPERATE IN FUTURE PERIODS
COULD BE IN JEOPARDY.

      Lang Chemical is subject to various state and local regulations related to the distribution and manufacture of chemicals. It is also licensed by the
Shanghai City Government to distribute chemicals. While Lang Chemical is in substantial compliance with all provisions of those registrations, inspections and licenses and have no reason to believe that they will not be renewed as required, any non-renewal by these authorities could result in the cessation of its business activities which would have a material adverse effect on our results of operations in future periods.

INTENSIVE COMPETITION FOR VIABLE ACQUISITION CANDIDATES WILL SUBSTANTIALLY
AFFECT OUR OPERATING PERFORMANCE.

      We will face intensive competition relating to the acquisition of other targeted businesses from other entities which are also seeking acquisitions based on the expansion of business opportunities in China. Accordingly, acquisitions and new business expansion may become highly costly and affect our operating performance. As a young company with limited operating history and financial resources, we will have great difficulty competing with larger organizations, as well as the substantial number of new companies being formed to engage in similar areas of activities as China Direct is currently involved or may become involved in the future.

INTENSIVE COMPETITION FOR OUR SYNTHETIC CHEMICAL BUSINESS WILL SUBSTANTIALLY
AFFECT OUR OPERATING PERFORMANCE.

      Lang Chemical faces intense competition in all phases, which are likely to substantially impact our ability to compete effectively with other business entities, whether based in China or in other locations.

Lang Chemical competes against a number of companies in its market segment.
While it believes it can effectively compete based upon pricing and service, there are no assurances it is correct.

INTENSIVE COMPETITION FOR ALL OF OUR MAGNESIUM RELATED BUSINESS PHASES WILL
SUBSTANTIALLY AFFECT OUR OPERATING PERFORMANCE.

      All of our recently concluded acquisitions involving magnesium byproducts will face intense competition in all phases, which are likely to substantially impact our ability to compete effectively with other business entities, whether based in China or in other locations. Chang Magnesium estimates they account for approximately 4% of all magnesium exports from China. China has 102 magnesium manufacturers with 467,600 metric tons production in 2005. China has been world's leading magnesium producer for 8 years. Raw magnesium production volume increased 139% from 2000 to 2005; the production of magnesium ingot increased
345.5% and magnesium powder increased 89.04% in the same time period. As such it is obvious we are not a dominant player in the industry. We will also face intensive competition relating to the acquisition of other targeted businesses within the magnesium industry from other entities which are also seeking acquisitions based on the expansion of business opportunities in China.
Accordingly, acquisitions and new business expansion may become highly costly and affect our operating performance. As a young company with limited operating history and financial resources, we will have great difficulty competing with larger organizations, as well as the substantial number of new companies being formed to engage in similar areas of activities as China Direct is currently involved or may become involved in the future.

INTENSIVE COMPETITION FOR OUR TOYS AND ENTERTAINMENT PRODUCTS RELATED BUSINESS
WILL SUBSTANTIALLY AFFECT OUR OPERATING PERFORMANCE.

      Our recently concluded acquisition involving the toy distribution business will face intense competition in all phases, which are likely to substantially impact our ability to compete effectively with other business entities, whether based in China or in other locations. The toy and entertainment industry within
China is subject to intense competition. China is the world's largest manufacturer and exporter of toys and related entertainment products.
Approximately 8,000 toy enterprises produce three-quarters of the entire world's toys operating from inside China.(11) China's toys now constitute 75% of world output, according to the China Chamber of Commerce for Import and Export of
Light Industrial Products and Arts-Crafts. Last year, the Guangdong province accounted for 78% of China's $15.2 billion of toy exports, a 10% jump from 2004, according to customs figures.(12) The Chinese market for toys is often portrayed as the potentially largest in the world. No other country has more children living in its boundaries. More than 300 million Chinese are children under 14, accounting for more than a quarter of the total population in China.(13)

CERTAIN TECHNOLOGIES DEVELOPED BY OUR NEW ACQUISITION MAY NOT RECEIVE WIDE
ACCEPTANCE.

      Our recycling systems utilize technologies which are new to the industry.
Other forms of recycling systems based on various technologies are currently available in the market. Our success will be dependent on our ability to successfully market our recycling systems and support services to end-users, distributors and resellers. Successful marketing will depend upon the acceptance of our system as a preferred recycling process. We have not commissioned a formal market or research study to determine whether our system is preferred to other recycling processes or whether sufficient demand for our recycling systems and services exists to enable us to sustain operations, expand or achieve profitability. A lack of demand for new recycling systems could reduce our revenues and have a material adverse effect on our business, financial condition and results of operation.

----------
(11)  http://en.ce.cn/Industries/Consumen-Industries/200505/27/t20050527_
      3927047/shtml
(12)  http://www.usatoday.com/money/world/2006-12-20-china-toys-usat_x.htm
(13)  http://www.fiducia-china.com/News/2003/3010-1353.html

OUR RECYCLING SYSTEMS LACK TECHNOLOGICAL DIVERSIFICATION WHICH COULD CAUSE OUR
RESULTS TO SUFFER

      Our recycling systems incorporate similar technologies and our success depends on the performance, reliability and acceptance of our recycling process.
As a result, in the event of unforeseen adverse events in the development, enhancement, reliability, marketing or acceptance of our recycling systems, we will be unable to temper its effects by relying upon sales of other products. We do not currently know whether our recycling systems can be successfully marketed on a broad scale. In light of our lack of product diversification, any such adverse events could reduce our revenues and have a material adverse effect on our business, financial condition and results of operation.

INTENSIVE COMPETITION FOR ALL OF OUR NEWLY FORMED ENTITIEES WILL SUBSTANTIALLY
AFFECT OUR OPERATING PERFORMANCE.

      Each of our newly formed entities or acquisitions of newly formed entities are development stage businesses. As such the operations are subject to all the risks inherent in launching a new business enterprise, in developing and marketing a new product or service, and in establishing a name and a business reputation. The likelihood of our success must be considered in light of problems, expenses, difficulties and delays frequently encountered in converting prototype designs into viable production designs, and in achieving market acceptance with a new type of product or service. Each of the newly formed entities have had no product revenues to date, have operated at a loss since inception, and will likely sustain operating losses for an indeterminate time period. There can be no assurance that we will ever generate material revenues or that we will ever be profitable.

CHANG MAGNESIUM'S CHIEF EXECUTIVE OFFICER IS ALSO CHIEF EXECUTIVE OFFICER OF A
GROUP OF COMPANIES WHICH DIRECTLY COMPETE WITH CHANG MAGNESIUM.

      Mr. Yuwei Huang, CEO of Chang Magnesium and an Executive Vice President of
CDI Shanghai Management, is also General Manager of Taiyuan YiWei Magnesium Co.
Ltd., a position he has held since founding that company in 1999 and serves in various positions with its affiliated companies. Taiyuan YiWei Magnesium Co.
Ltd., a minority owner of Chang Magnesium, owns interests in seven subsidiary magnesium factories, a magnesium alloy factory and a magnesium powder desulphurization reagent factory, all located in China, and is generally regarded as the largest exporter for magnesium products in China and the second largest producer. Because these companies have similar operations relating to those of Chang Magnesium and Mr. Huang has operational control over competing companies, he is subject to certain inherent certain conflicts of interest.
There can be no assurances that Chang Magnesium's business and operations will not be adversely impacted as a result of these conflicts of interest.

OUR INDUSTRY IS HEAVILY REGULATED AND WE MAY NOT BE ABLE TO REMAIN IN COMPLIANCE
WITH ALL SUCH REGULATIONS AND WE MAY BE REQUIRED TO INCUR SUBSTANTIAL COSTS IN
COMPLYING WITH SUCH REGULATION.

      Chang Magnesium is subject to extensive regulation by China's Mining
Ministry, and by other provincial, county and local authorities in jurisdictions in which its products are processed or sold, regarding the processing, storage, and distribution of its product. Its processing facilities are subject to periodic inspection by national, province, county and local authorities. We may not be able to comply with current laws and regulations, or any future laws and regulations. To the extent that new regulations are adopted, we will be required to conform our activities in order to comply with such regulations. We may be required to incur substantial costs in order to comply. Our failure to comply with applicable laws and regulations could subject us to civil remedies, including fines, injunctions, recalls or seizures, as well as potential criminal sanctions which could have a material and adverse effect on our business operations and finances. Changes in applicable laws and regulations may also have a negative impact on our sales.

                    RISKS RELATED TO DOING BUSINESS IN CHINA

A SUBSTANTIAL PORTION OF OUR ASSETS AND OPERATIONS ARE LOCATED IN THE PRC AND
ARE SUBJECT TO CHANGES RESULTING FROM THE POLITICAL AND ECONOMIC POLICIES OF THE
CHINESE GOVERNMENT.

      Our business operations could be restricted by the political environment in the PRC. The PRC has operated as a socialist state since 1949 and is controlled by the Communist Party of China. In recent years, however, the government has introduced reforms aimed at creating a "socialist market economy"
and policies have been implemented to allow business enterprises greater autonomy in their operations. Changes in the political leadership of the PRC may have a significant effect on laws and policies related to the current economic reform programs, other policies affecting business and the general political, economic and social environment in the PRC, including the introduction of measures to control inflation, changes in the rate or method of taxation, the imposition of additional restrictions on currency conversion and remittances abroad, and foreign investment. Moreover, economic reforms and growth in the PRC have been more successful in certain provinces than in others, and the continuation or increases of such disparities could affect the political or social stability of the PRC.

      Although we believe that the economic reform and the macroeconomic measures adopted by the Chinese government have had a positive effect on the economic development of China, the future direction of these economic reforms is uncertain and the uncertainty may decrease the attractiveness of our company as an investment, which may in turn result in a decline in the trading price of our common stock.

THE CHINESE GOVERNMENT EXERTS SUBSTANTIAL INFLUENCE OVER THE MANNER IN WHICH OUR
CHINESE SUBSIDIARIES MUST CONDUCT OUR BUSINESS ACTIVITIES.

      The PRC only recently has permitted provincial and local economic autonomy and private economic activities. The government of the PRC has exercised and continues to exercise substantial control over virtually every sector of the
Chinese economy through regulation and state ownership. Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in the PRC or particular regions thereof, and could require us to divest ourselves of any interest we then hold in Chinese subsidiaries.

FUTURE INFLATION IN CHINA MAY INHIBIT ECONOMIC ACTIVITY IN CHINA.

      In recent years, the Chinese economy has experienced periods of rapid expansion and high rates of inflation. During the past 10 years, the rate of inflation in China has been as high as 20.7% and as low as -2.2%. These factors have led to the adoption by the PRC government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation. While inflation has been more moderate since 1995, high inflation may in the future cause the PRC government to impose controls on credit and/or prices, or to take other action, which could inhibit economic activity in China. Any actions by the PRC government to regulate growth and contain inflation could have the effect of limiting our ability to grow our revenues in future periods.

ANY RECURRENCE OF SEVERE ACUTE RESPIRATORY SYNDROME, OR SARS, OR ANOTHER
WIDESPREAD PUBLIC HEALTH PROBLEM, COULD INTERRUPT OUR OPERATIONS.

      A renewed outbreak of SARS or another widespread public health problem in
China could have a negative effect on our operations. Our operations may be impacted by a number of health-related factors, including the following:

      -     quarantines or closures of some of our offices which would severely disrupt our operations,

      -     the sickness or death of our key officers and employees, or

      -     a general slowdown in the Chinese economy.

      Any of the foregoing events or other unforeseen consequences of public health problems could result in a loss of revenues in future periods and could impact our ability to conduct the operations of our Chinese subsidiaries as they are presently conducted. If we were unable to continue the operations of our
Chinese subsidiaries as they are now conducted, our revenues in future periods would decline and our ability to continue as a going concern could be in jeopardy. If we were unable to continue as a going concern, you could lose your entire investment in our company.

RESTRICTIONS ON CURRENCY EXCHANGE MAY LIMIT OUR ABILITY TO RECEIVE AND USE OUR
REVENUES EFFECTIVELY.

      Because a substantial portion of revenues in future periods will be in the form of Renminbi, any future restrictions on currency exchanges may limit our ability to use revenue generated in Renminbi to fund any future business activities outside China or to make dividend or other payments in U.S. dollars.
Although the Chinese government introduced regulations in 1996 to allow greater convertibility of the Renminbi for current account transactions, significant restrictions still remain, including primarily the restriction that foreign-invested enterprises may only buy, sell or remit foreign currencies, after providing valid commercial documents, at those banks authorized to conduct foreign exchange business. In addition, conversion of Renminbi for capital account items, including direct investment and loans, is subject to government approval in China, and companies are required to open and maintain separate foreign exchange accounts for capital account items. We cannot be certain that the Chinese regulatory authorities will not impose more stringent restrictions on the convertibility of the Renminbi, especially with respect to foreign exchange transactions.

WE MAY BE UNABLE TO ENFORCE OUR RIGHTS DUE TO POLICIES REGARDING THE REGULATION
OF FOREIGN INVESTMENTS IN CHINA.

      The PRC's legal system is a civil law system based on written statutes in which decided legal cases have little value as precedents, unlike the common law system prevalent in the United States. The PRC does not have a well-developed, consolidated body of laws governing foreign investment enterprises. As a result, the administration of laws and regulations by government agencies may be subject to considerable discretion and variation, and may be subject to influence by external forces unrelated to the legal merits of a particular matter. China's regulations and policies with respect to foreign investments are evolving.
Definitive regulations and policies with respect to such matters as the permissible percentage of foreign investment and permissible rates of equity returns have not yet been published. Statements regarding these evolving policies have been conflicting and any such policies, as administered, are likely to be subject to broad interpretation and discretion and to be modified, perhaps on a case-by-case basis. The uncertainties regarding such regulations and policies present risks which may affect our ability to achieve our stated
business objectives. If we are unable to enforce any legal rights we may have under our contracts or otherwise, our ability to compete with other companies in our industry could be limited which could result in a loss of revenue in future periods which could impact our ability to continue as a going concern.

RECENT PRC REGULATIONS RELATING TO ACQUISITIONS OF PRC COMPANIES BY FOREIGN
ENTITIES MAY CREATE REGULATORY UNCERTAINTIES THAT COULD RESTRICT OR LIMIT OUR
ABILITY TO OPERATE, INCLUDING OUR ABILITY TO PAY DIVIDENDS.

      The PRC State Administration of Foreign Exchange, or SAFE, issued a public notice in January 2005 concerning foreign exchange regulations on mergers and acquisitions in China. The public notice states that if an offshore company controlled by PRC residents intends to acquire a PRC company, such acquisition will be subject to strict examination by the relevant foreign exchange authorities. The public notice also states that the approval of the relevant foreign exchange authorities is required for any sale or transfer by the PRC residents of a PRC company's assets or equity interests to foreign entities for equity interests or assets of the foreign entities.

      In April 2005, SAFE issued another public notice further explaining the
January notice. In accordance with the April 2005 notice, if an acquisition of a
PRC company by an offshore company controlled by PRC residents has been confirmed by a Foreign Investment Enterprise Certificate prior to the promulgation of the January 2005 notice, the PRC residents must each submit a registration form to the local SAFE branch with respect to their respective ownership interests in the offshore company, and must also file an amendment to such registration if the offshore company experiences material events, such as changes in the share capital, share transfer, mergers and acquisitions, spin-off transaction or use of assets in China to guarantee offshore obligations. The
April 2005 notice also provides that failure to comply with the registration procedures set forth therein may result in restrictions on our PRC resident shareholders and our subsidiaries. Pending the promulgation of detailed implementation rules, the relevant government authorities are reluctant to commence processing any registration or application for approval required under the SAFE notices.

      In addition, on August 8, 2006, the Ministry of Commerce ("MOFCOM"),
joined by the State-Owned Assets Supervision and Administration Commission of
the State Council, State Administration of Taxation, State Administration for
Industry and Commerce, China Securities Regulatory Commission and SAFE, amended and released the Provisions for Foreign Investors to Merge and Acquire Domestic
Enterprises, new foreign-investment rules which took effect September 8, 2006, superseding much, but not all, of the guidance in the prior SAFE circulars.
These new rules significantly revise China's regulatory framework governing onshore-offshore restructurings and how foreign investors can acquire domestic enterprises. These new rules signify greater PRC government attention to cross-border merger, acquisition and other investment activities, by confirming
MOFCOM as a key regulator for issues related to mergers and acquisitions in
China and requiring MOFCOM approval of a broad range of merger, acquisition and investment transactions. Further, the new rules establish reporting requirements for acquisition of control by foreigners of companies in key industries, and reinforce the ability of the Chinese government to monitor and prohibit foreign control transactions in key industries.

      These new rules may significantly affect the means by which offshore-onshore restructurings are undertaken in China in connection with offshore private equity and venture capital financings, mergers and acquisitions. It is expected that such transactional activity in China in the near future will require significant case-by-case guidance from MOFCOM and other government authorities as appropriate. It is anticipated that application of the new rules will be subject to significant administrative interpretation, and we will need to closely monitor how MOFCOM and other ministries apply the rules to ensure its domestic and offshore activities continue to comply with PRC law.
Given the uncertainties regarding interpretation and application of the new rules, we may need to expend significant time and resources to maintain compliance.

      It is uncertain how our business operations or future strategy will be affected by the interpretations and implementation of the SAFE notices and new rules. Our business operations or future strategy could be adversely affected by the SAFE notices and the new rules. For example, we may be subject to more stringent review and approval process with respect to our foreign exchange activities.

REVISED TAX STRUCTURE PROPOSED BY THE NATIONAL PEOPLES CONGRESS COULD HAVE A
MATERIAL IMPACT ON OUR PERFORMANCE.

      On December 24, 2006, the Chinese government officially submitted a draft of the new Enterprise Income Tax Law which seeks to unify China's dual tax system. Presently China has a dual tax policy with different rates of taxation for domestic enterprises as opposed to foreign investment enterprises. The new unified tax rate is proposed to be 25% for all entities, which is higher than the 15% rate currently applied to foreign investment entities. However low profit enterprises, whether foreign investment enterprises or domestic enterprises, may be subject to a lower tax rate of 20%. It is uncertain how this new policy, if adopted, would impact our subsidiaries, as all the components of the revised policy have not been determined.

FAILURE TO COMPLY WITH THE UNITED STATES FOREIGN CORRUPT PRACTICES ACT COULD
SUBJECT US TO PENALTIES AND OTHER ADVERSE CONSEQUENCES.

      Upon completion of our acquisition of Lang Chemical, we became subject to the United States Foreign Corrupt Practices Act, which generally prohibits
United States companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business.
Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices occur from time-to-time in the PRC. We can make no assurance, however, that our employees or other agents will not engage in such conduct for which we might be held responsible. If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties and other consequences that may have a material adverse effect on our business, financial condition and results of operations.

WE MAY HAVE DIFFICULTY ESTABLISHING ADEQUATE MANAGEMENT, LEGAL AND FINANCIAL
CONTROLS IN THE PRC.

      PRC companies have historically not adopted a Western style of management and financial reporting concepts and practices, which includes strong corporate governance, internal controls and, computer, financial and other control systems. In addition, we may have difficulty in hiring and retaining a sufficient number of qualified employees to work in the PRC. As a result of these factors, we may experience difficulty in establishing management, legal and financial controls, collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet Western standards. Therefore, we may, in turn, experience difficulties in implementing and maintaining adequate internal controls. Any such deficiencies, weaknesses or lack of compliance could have a materially adverse effect on our business.

                        RISKS RELATED TO OUR COMMON STOCK

WE HAVE NOT VOLUNTARILY IMPLEMENTED VARIOUS CORPORATE GOVERNANCE MEASURES, IN
THE ABSENCE OF WHICH, STOCKHOLDERS MAY HAVE MORE LIMITED PROTECTIONS AGAINST
INTERESTED DIRECTOR TRANSACTIONS, CONFLICTS OF INTEREST AND SIMILAR MATTERS.

      Recent Federal legislation, including the Sarbanes-Oxley Act of 2002, has resulted in the adoption of various corporate governance measures designed to promote the integrity of the corporate management and the securities markets.
Some of these measures have been adopted in response to legal requirements.
Others have been adopted by companies in response to the requirements of national securities exchanges, such as the NYSE or the Nasdaq Stock Market, on which their securities are listed. Among the corporate governance measures that are required under the rules of national securities exchanges are those that address board of directors' independence, audit committee oversight, and the adoption of a code of ethics. Although we have adopted a Code of Ethics, we have not yet adopted any of these other corporate governance measures and, since our securities are not yet listed on a national securities exchange, we are not required to do so. We have not adopted corporate governance measures such as an audit or other independent committees of our board of directors as we presently do not have any independent directors. If we expand our board membership in future periods to include additional independent directors, we may seek to establish an audit and other committees of our board of directors. It is possible that if we were to adopt some or all of these corporate governance measures, stockholders would benefit from somewhat greater assurances that internal corporate decisions were being made by disinterested directors and that policies had been implemented to define responsible conduct. For example, in the absence of audit, nominating and compensation committees comprised of at least a majority of independent directors, decisions concerning matters such as compensation packages to our senior officers and recommendations for director nominees may be made by a majority of directors who have an interest in the outcome of the matters being decided. Prospective investors should bear in mind our current lack of corporate governance measures in formulating their investment decisions.

PROVISIONS OF OUR CERTIFICATE OF INCORPORATION AND BYLAWS MAY DELAY OR PREVENT A
TAKEOVER WHICH MAY NOT BE IN THE BEST INTERESTS OF OUR STOCKHOLDERS.

      Provisions of our certificate of incorporation and bylaws may be deemed to have anti-takeover effects, which include when and by whom special meetings of our stockholders may be called, and may delay, defer or prevent a takeover attempt. In addition, certain provisions of Delaware law also may be deemed to have certain anti-takeover effects which include that control of shares acquired in excess of certain specified thresholds will not possess any voting rights unless these voting rights are approved by a majority of a corporation's disinterested stockholders.

      In addition, our certificate of incorporation authorizes the issuance of up to 10,000,000 shares of preferred stock with such rights and preferences as may be determined by our board of directors. Our board of directors may, without stockholder approval, issue preferred stock with dividends, liquidation, conversion or voting rights that could adversely affect the voting power or other rights of our common stockholders.

OUR COMMON STOCK IS CURRENTLY QUOTED ON THE OTCBB, BUT TRADING IN OUR STOCK IS
LIMITED. BECAUSE OUR STOCK CURRENTLY TRADES BELOW $5.00 PER SHARE, AND IS QUOTED
ON THE OTC BULLETIN BOARD, OUR STOCK IS CONSIDERED A "PENNY STOCK" WHICH CAN
ADVERSELY EFFECT ITS LIQUIDITY.

      The market for our common stock is extremely limited and there are no assurances an active market for our common stock will ever develop. Accordingly, purchasers of our common stock cannot be assured any liquidity in their investment. In addition, if the trading price of our common stock should be less than $5.00 per share, our common stock will be considered a "penny stock", and trading in our common stock will be subject to the requirements of Rule 15g-9 under the Securities Exchange Act of 1934. Under this rule, broker/dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements. SEC regulations also require additional disclosure in connection with any trades involving a "penny stock", including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and its associated risks. These requirements severely limit the liquidity of our securities in the secondary market because few broker or dealers are likely to undertake these compliance activities.

ITEM 2. DESCRIPTION OF PROPERTY

      Our principal executive office is located in approximately 1,360 square feet of office space which we lease from an unrelated third party for approximately $3,030 a month.

      Lang Chemical owns an approximate 4,360 square foot office space which it does not occupy. Lang Chemical's principal offices are located in a 3,270 square foot office space located in Suite 901, No. 970, Da Liang Rd., Shanghai,China owned by Ms. Qian Zhu, a shareholder and CFO of Lang Chemical as well as an employee of CDI Shanghai Management. In lieu of paying rent for the use of these facilities, Lang Chemical has permitted Ms. Zhu to rent the office space owned by Lang Chemical which it does not presently use and retain the monthly rent of approximately $3,125 she receives from the rental of that space. It is anticipated that this arrangement will cease in January 2008

      Lang Chemical also owns a storage facility in the Jiangsu Province is located in the Beixin Fine Chemical Industrial Park, Qidong, Jiangsu Province,
China. This facility, which consists of a 105,000 cubic foot storage tank area and 21,800 square feet of warehouse, is owned and operated by Lang Chemical.
Lang Chemical purchased the land in April 2005 at a cost of $308,900 and owns the warehouse, storage area, and the land use rights. Lang Chemical has a minimum commitment of $732 to reserve a storage facility in the Jiangsu province.

      Chang Magnesium owns and operates a plant which is approximately 250,000 square feet and located in the Aluminum & Magnesium Industrial Park in Yangqu
County, of the Shangxi Province, China. The plant was recently constructed and has a production capacity of approximately 6,000 metric tons of magnesium and related magnesium products. The land use rights are owned by Taiyuan Sanding
Coal Gasification Co., Ltd., an unrelated third party, and Chang Magnesium has been granted the land use rights through 2020 at no cost.

      Changxin Trading's offices are located in approximately 2,000 square feet of office space at the Chang Magnesium plant and it does not pay rent to Chang
Magnesium.

      CDI Shanghai Management entered into an office lease agreement to lease approximately 2,200 square feet of office space in Shanghai for a monthly rent of approximately $3,200 for an annual cost of approximately $39,534. The lease runs from January 1, 2007 thorough December 31, 2007.

      The principal executive offices of CDI Wanda are located in a 8,720 sq.
ft. office space. The office space is leased from Shandong Quansheng Logistic
Co., Ltd., an unrelated third party at a total annual cost of approximately
$12,792.

      Jieyang Big Tree operates in Jieyang, Guangdong Province. The location in
Jieyang is approximately 219,955 square feet including office, warehouse, and show rooms. Jieyang Big Tree has a lease to operate the space from February 1,
2007 to January 31, 2012 for an annual rent of about $110,792.

ITEM 3. LEGAL PROCEEDINGS

      We are not a party to any pending legal proceedings and, to our knowledge, none of our officers, directors or principal stockholders are party to any legal proceeding in which they have an interest adverse to us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      Since September 19, 2006 our common stock has been quoted on the OTCBB under the symbol CHND. The trading symbol of our common stock was changed in connection with the transaction with China Direct Consulting as described elsewhere herein. Prior thereto, our common stock was quoted on the OTCBB under the symbol "EVLO". The reported range of high and low sales prices for the common stock as reported on the OTCBB are shown below for the periods indicated.
The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions. All share price information contained in this table gives effect to the one for 100 (1:100)
reverse stock split of our common stock effective June 28, 2006.

                                                     High       Low
                                                    ------     ------
Fiscal 2005

January 1, 2005 through March 31, 2005 ...........  $ 5.30     $ 8.50
April 1, 2005 through June 30, 2005 ..............  $ 7.00     $ 6.60
July 1, 2005 through September 30, 2005 ..........  $24.00     $12.00
October 1, 2005 through December 31, 2005 ........  $13.00     $ 3.80

Fiscal 2006

January 1, 2006 through March 31, 2006 ...........  $ 4.00     $ 2.60
April 1, 2006 through June 30, 2006 ..............  $ 9.00     $ 2.25
July 1, 2006 through September 30, 2006 ..........  $ 5.50     $ 2.50
October 1, 2006 through December 31, 2006 ........  $ 6.50     $ 4.50

      On April 2, 2007, the last sale price of our common stock as reported on the OTCBB was $2.95. As of April 2, 2007, there were approximately 895 record owners of our common stock.

DIVIDEND POLICY

      We have never paid cash dividends on our common stock. Under Delaware law, we may declare and pay dividends on our capital stock either out of our surplus, as defined in the relevant Delaware statutes, or if there is no such surplus, out of our net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. If, however, the capital of our company, computed in accordance with the relevant Delaware statutes, has been diminished by depreciation in the value of our property, or by losses, or otherwise, to an amount less than the aggregate amount of the capital represented by the issued and outstanding stock of all classes having a preference upon the distribution of assets, we are prohibited from declaring and paying out of such net profits any dividends upon any shares of our capital stock until the deficiency in the amount of capital represented by the issued and outstanding stock of all classes having a preference upon the distribution of assets shall have been repaired.

      A description of each of these plans is contained later in this report under Part II, Item 10. Executive Compensation - Stock Option Plans.

RECENT SALES OF UNREGISTERED SECURITIES

None.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following analysis of our consolidated financial condition and results of operations for the years ended December 31, 2006 and 2005 should be read in conjunction with the consolidated financial statements, including footnotes, and other information presented elsewhere in this Form 10-KSB. When used in this section, "Fiscal 2006" means our fiscal year ended December 31, 2006 and "2005
Period" means the period from January 18, 2005 ("Inception") through December
31, 2005.

OVERVIEW

      On August 16, 2006 we acquired 100% of the issued and outstanding stock of
China Direct Consulting in exchange for 10,000,000 shares of our common stock which, at closing, represented approximately 95% of our issued and outstanding shares of our common stock. Prior to the transaction we were a shell company for a limited period of time immediately prior to the acquisition, and previously had conducted various business operations. As a result, China Direct Consulting became a wholly owned subsidiary of our company. For financial accounting purposes, the transaction was treated as a recapitalization of our company with the former stockholders of our company retaining approximately 5% of the outstanding stock. As such, our consolidated financial statements have been prepared as if China Direct Consulting was the acquiror. As a result, the business of China Direct Consulting became the business of our company.

      China Direct Consulting

      China Direct Consulting was organized in January 2005 and provides specialized business consulting services exclusively to Chinese entities seeking access to the U.S. capital markets. China Direct Consulting enters into agreements with clients to provide services for a fixed consulting fee. The amount of the consulting fee varies based upon the scope of the services to be rendered. Historically, a significant portion of the fees earned by China Direct
Consulting have been paid in shares of its client's securities which are valued at fair market value for the purposes of our revenue recognition. Depending upon the particular client, China Direct Consulting may receive either unregistered securities with registration rights or a client may issue securities directly to our employees. The policy of China Direct Consulting is to sell securities it receives as compensation rather than hold on to these securities as long term investments, regardless of market conditions in an effort to satisfy our current obligations.

      China Direct Consulting currently has five client companies, including one client which is a related party. Accordingly China Direct Consulting is dependent on revenues generated from these five clients. For the year ended
December 31, 2006 four of the clients represented approximately 87% of the revenues of China Direct Consulting.

      The fees due under the contracts with our consulting clients are amortized over the term of the agreement. Our consolidated balance sheet at December 31,
2006 appearing elsewhere herein reflects both deferred revenues short term, which will be recognized by us during the next 12 months, and deferred revenues
- long term which will be recognized beyond the 12 month period. In instances where the securities accepted for payment are issued directly to employees, we recognize the revenue represented by those securities consistent with our revenue recognition policy and the net value of those securities, after deduction of any costs of those revenues, are then deemed compensation paid to the particular employee.

      Our cost of revenues include direct costs we incur in rendering the services to our client companies, which include fees paid to professional resources including but not limited to marketing, legal and accounting services directly related to each particular client. In addition, we may engage certain third party professionals to assist in providing the contracted services to a client company. The costs associated with these third party professionals are included in our cost of revenues.

      Our arrangements with our consulting clients generally provide that fees paid to China Direct Consulting will cover the costs of various professional resources including but not limited to attorneys, accounting personnel and auditors providing services on behalf of the client company. As these professionals generally will not provide services on a fixed fee basis, and the scope of the services necessary for a particular client company can vary from project to project, our cost of revenues can ultimately be significantly higher than initially projected which can adversely impact our gross profit margins.
Furthermore fees for professional services cannot be satisfied with securities.
As such the policy of China Direct Consulting is to sell securities it receives as compensation rather than hold on to these securities as long term investments, regardless of market conditions, in an effort to satisfy our current obligations, due in part, to these professional resources.

      While it is not our policy to hold securities we accept as payment for services as long term investments, we are not always able to immediately liquidate such securities as a result of either market conditions or restrictions on resale imposed by Federal securities laws. These unsold securities comprise substantially all of the assets of China Direct Consulting.
Our consolidated balance sheet reflects investment in trading securities, which are (i) securities which are freely saleable by us, and (ii) investments in marketable securities-held for sale, which represent securities that are not freely saleable under Federal securities laws. Realized gains or losses on securities are recognized at the time the securities are sold. Unrealized gains or losses on trading securities are recognized at their current value at the end of each month in our consolidated statement of operations based upon fluctuations in the fair market value of the securities. Unrealized gains or losses on investment in marketable securities-held for sale are recognized as a component of comprehensive income and valued at their current value at the end of each month in our consolidated statement of operations based upon fluctuations in the fair market value of the securities. Fluctuations in the value of securities can significantly increase our net income and comprehensive income, if the price of the securities increases from the original value assigned to it at the time the related revenue was recognized. Conversely, if the price were to decline, such decreases could negatively impact our net income and comprehensive income.

      Based upon the experience of its management during its first year of operation, during the third quarter of fiscal 2006 we expanded the scope of our company through the establishment of an additional operating division known as
CDI China. The primary focus of our operations is now on the development of CDI
China.

CDI China

      CDI China operates as a management company for Chinese entities. CDI China seeks to acquire a majority, controlling interest in entities operating within
China. The goal of CDI China is to acquire a majority interest in a variety of
Chinese entities engaged in operations which we believe could benefit from the continuing growth of the Chinese economy. Examples of industries in which we will focus our efforts include manufacturing, technology, mining, healthcare, packaging, food and beverage, as well as companies involved in importing and exporting activities. We initially intend to target will target entities with less than $100 million in annual revenues operating in China, which we believe offer the greatest opportunities for growth.

      It is generally recognized that China, which gained acceptance to the
World Trade Organization in 2001, is one of the world's largest and fastest growing economies. We believe the rapid development of the Chinese economy is upgrading the quality of medium sized entities. The deregulation of markets within China coupled with changing social perspectives has created a new class of young, energetic entrepreneurs. These entrepreneurs possess great ambitions, local market expertise and solid business development track records, yet are faced with limited financial resources to capitalize on their vision. We believe there is tremendous growth potential in this sector and yet despite robust economic conditions and great prospects for future growth, medium sized entities in China are hindered by inadequacies of their domestic financial infrastructure which is generally recognized to be in need of further reforms and improvements.
We believe the financial system in China, controlled in large part by the central government, does not have sufficiently developed mechanisms to efficiently allocate investment capital. The financial markets tend to favor large, mature entities which are typically state owned entities. Medium sized entities are often limited to debt instruments with interest rates exceeding 30%
annually. Consequently, medium sized entities, which in effect stimulate economic growth and provide new local employment opportunities, have been forced to seek alternative sources of investment capital. We believe that as the
Chinese economy continues to grow, medium sized entities will seek alternative means to finance their internal growth.

      Our business model for CDI China envisions the acquisition of a majority interest of a Chinese entity, either via a share exchange or a purchase of stock or a combination of both. The consideration for the acquisition will be directly related to the shareholder equity of the acquisition target. We then utilize resources available to us by virtue of our public company status to provide working capital and financial and operation support enabling our portfolio companies to grow its business and operations. Based upon our early stage discussions with several investment banking firms, we believe that we would be able to use the assistance of an investment banking firm to secure additional working capital as needed upon terms which would be acceptable to us.

Lang Chemical

      In October 2006, CDI China acquired a majority interest in Shanghai Lang
Chemical Company, Limited, a Chinese limited liability company ("Lang
Chemical"). Lang Chemical specializes in the sale and distribution of industrial grade synthetic chemicals. Lang Chemical maintains a relationship with both the supplier and the customer, managing the logistics of the distribution channel.
Lang Chemical is a distribution agent in the eastern section of China for manufacturers such as BASF YPC Co., Ltd, Celanese (China) Holding Co., Ltd and
Lucite International (China) Chemical Industry Co., Ltd. Lang Chemical primarily distributes products to industrial manufacturing company and trading companies,

including property developers, textile factories and pharmaceutical factories located in Eastern China. Products sold and distributed by Lang Chemical are used by customers as a raw material in the production of a variety of finished products including paint, glue, plastics, textiles, leather goods as well as various medical products. Lang Chemical was formed in January 1998 by
Mr. Chen and Ms. Zhu. Lang Chemical reported revenues of $31,737,463 and a net loss of $63,252 for the fiscal year ended December 31, 2005.

      The majority of our revenues are derived from our Lang Chemical segment.
This segment represented approximately 85% of our consolidated revenues for fiscal 2006. Included in our consolidated revenues for fiscal 2006 were revenues of $2,144,095 attributable to China Direct Consulting for the entire period and revenues of $11,840,242 attributable to Lang Chemical for the period of October
25, 2006, the date of acquisition, through December 31, 2006.

Chang Magnesium

      In December 2006 CDI China acquired a majority interest in Chang Magnesium
Company, Limited, a Chinese limited liability company ("Chang Magnesium"). Chang
Magnesium was formed in March 2006 to operate a newly constructed magnesium plant that will process and manufacture a variety of magnesium by-products, including magnesium powder, magnesium scrap, magnesium alloy and various grades of magnesium slabs. In June 2006 Chang Magnesium acquired 100% of Taiyuan
Changxin YiWei Trading Co., Ltd. ("Changxin Trading"). Changxin Trading, which was formed in November 2003, is an exporter of magnesium products.

      The newly constructed magnesium plant from which Chang Magnesium will operate is located in the Aluminum & Magnesium Industrial Park in Yangqu County,
of the Shangxi Province. According to the China Magnesium Industry Report 2005
(March 2006) China, which has been the world's leading magnesium producer for the past eight years, has in excess of 100 magnesium manufacturers with approximately 468,000 metric tons production in 2005. Raw magnesium production volume increased 139% from 2000 to 2005; the production of magnesium ingot increased 345.5% and magnesium powder increased 89.04% in the same time period.
Chang Magnesium reported revenues of $23,622,221 for the fiscal year ended
December 31, 2005 and net income of $516,433.

      Our ability to significantly increase our revenues in our Lang Chemical segment as well as our Chang Magnesium segment face a number of challenges as each company operates in highly competitive environments.

      Through December 31, 2006 we have advanced an aggregate of approximately
$1,385,000 to our Lang Chemical and Chang Magnesium segments as working capital.
Under the terms of various agreements related to acquisitions we have agreed to provide working capital of $4,350,000, including $1,500,000 to Chang Magnesium,
$1,350,000 to CDI Wanda, $1,000,000 to Jieyang Big Tree (subject to the satisfaction of certain milestones) and $500,000 to CDI Magnesium.

      In October 2006 we formed Luma Logistic (Shanghai) Company, Limited as a majority owned subsidiary of CDI China ("Luma Logistic"). CDI China holds a 60%
interest in Luma Logistic. Luma Logistic expects to commence operations in
September 2007.

      In November 2006 we closed the sale of securities in a private transaction which resulted in gross proceeds to us of $4,570,000 (Net proceeds of
$4,222,393). We are using the proceeds from this offering to grow both CDI
Consulting as well as CDI China. These proceeds were used to acquire a majority interest in Lang Chemical and Chang Magnesium, to provide working capital to these newly acquired subsidiaries, as well as to create new business opportunities for our company through the formation of new business ventures in
China.

      In November 2006 we formed CDI Shanghai Management Company, Limited as a wholly owned subsidiary of CDI China ("CDI Shanghai Management"). CDI Shanghai
Management commenced operations in January 2007. CDI Shanghai Management will serve as the management company for our PRC-based subsidiaries, providing operational support and infrastructure. CDI Shanghai Management will supervise and monitor the operations of our subsidiaries in China. CDI Shanghai Management will market the services of both China Direct Consulting and CDI China in the
PRC.

      In November 2006 we formed a new entity, Big Tree Group Corp, a Florida corporation, ("Big Tree"). CDI China holds a 60% interest in Big Tree, and Ms.
Guihong Zheng, vice president of Big Tree, holds a 40% interest. Big Tree intends to enter into the toy and entertainment industry within China. Initially
Big Tree intends to be a reseller and distributor of toys and related entertainment products within China. Big Tree will attempt to focus its efforts towards smaller manufacturers who lack a proprietary sales or distribution network.

Recent Events

      In February 2007 Big Tree acquired a 100% interest in Jieyang Big Tree Toy
Enterprise Co., Ltd., a Chinese limited liability company ("Jieyang Big Tree")
issuing 240,000 shares of China Direct, Inc. common stock valued at $1,200,000.
As a result Jieyang Big Tree is a wholly owned subsidiary of Big Tree. Jieyang
Big Tree expects to commence operations in April 2007.

      Jinan Alternative Energy Group Corp. was incorporated in Florida as a wholly owned subsidiary of CDI China on January 18, 2007 as Wonderful Tech Group
Inc. On February 7, 2007 Wonderful Tech Group Inc. changed its name to Jinan
Alternative Energy Group Corp. On February 12, 2007 Jinan Alternative Energy
Group Corp. acquired a 51% majority interest in CDI Wanda Alternative Energy
Co., Ltd. CDI Wanda is engaged in the alternative energy and recycling industry.
CDI Wanda develops environmentally safe recycling technological applications.
CDI Wanda has developed a recycling process to transform waste rubber tires into distillate fuels such as diesel, gasoline and fuel oil.

      In February 2007, CDI China acquired a 60% majority interest in CDI
Magnesium Company, Limited ("CDI Magnesium"). CDI Magnesium was incorporated
Brunei in February 2007 by Shanxi Jinyang Coal and Coke Group Co., Ltd.
("Jinyang"). CDI Magnesium formed to operate a newly constructed magnesium alloy plant in Taiyuan, China. It is expected that the plant will process and manufacture a variety of magnesium alloy products. CDI Magnesium expects to commence operations in April 2007.

      During fiscal 2007 and beyond we will face a number of challenges in growing our business, including integrating the operations of Lang Chemical,
Chang Magnesium, and developing the operations of our newly formed subsidiaries and recent acquisitions. We will need to secure additional working capital to provide funds for our subsidiaries to enable each to grow its business and operations. During fiscal 2007 we will also work with the management of the recent acquisitions to identify strategies to maximize the potential of the subsidiaries. These strategies may take the form of an investment for a new factory, increase in manufacturing capacity, upgrading of existing facilities, marketing, hiring and training of additional workforce personnel, or acquiring assets complimentary to these companies. As a result of the rapid growth of our company since the third quarter of fiscal 2006, we also face challenges related to hiring and training the necessary personnel to manage these operations.

      Even though we are a U.S. company, many of our subsidiaries and their operations are located in the PRC. As such we face certain risks associated with doing business in that country. These risks include risks associated with the ongoing transition from state business ownership to privatization, operating in a cash-based economy, dealing with inconsistent government policies, unexpected changes in regulatory requirements, export restrictions, tariffs and other trade barriers, challenges in staffing and managing operations in a communist country, differences in technology standards, employment laws and business practices, longer payment cycles and problems in collecting accounts receivable, changes in currency exchange rates and currency exchange controls. We are unable to control the vast majority of these risks associated both with our operations and the country in which they are located and these risks could result in significant declines in our revenues and adversely affect our net income.

RESULTS OF OPERATIONS

FISCAL YEAR ENDED DECEMBER 31, 2006 ("FISCAL 2006") AS COMPARED TO THE PERIOD
FROM INCEPTION (JANUARY 18, 2005) TO DECEMBER 31, 2005 ("2005 PERIOD")

                                                                              FOR THE PERIOD
                                                                              FROM INCEPTION
                                                               FOR THE YEAR     (JANUARY 18,    INCREASE/
                                                                  ENDED           2005) TO       DECREASE
                                                               DECEMBER 31,     DECEMBER 31,     $ (2006
                                                                   2006            2005          VS 2005)
                                                               ------------   --------------   ------------

Revenues ................................................      $ 13,467,337    $    689,428    $ 12,777,909

Revenues-related party ..................................           517,000         849,000        (332,000)
                                                               ------------    ------------    ------------
     Total revenues .....................................        13,984,337       1,538,428      12,445,909

Cost of revenues ........................................        12,515,035         109,522      12,405,513
                                                               ------------    ------------    ------------

Gross profit ............................................         1,469,302       1,428,906          40,396

Operating expenses:
   Selling, general, and administrative-related party ...            28,398         141,188        (112,790)
   Selling, general and administrative ..................         1,900,111         557,283       1,342,828
                                                               ------------    ------------    ------------

     Total operating expenses ...........................         1,928,509         698,471       1,230,038
                                                               ------------    ------------    ------------
     Operating (loss) income ............................          (459,207)        730,435      (1,189,642)

Other income (expense):
Other income ............................................            44,336               -          44,336
Interest (expense) ......................................            (6,624)              -          (6,624)
Unrealized gain on trading securities ...................           600,339          28,650         571,689
Realized gain on sale of trading securities .............           166,944           6,176         160,768
                                                               ------------    ------------    ------------

Net income before income tax ............................           345,788         765,261        (419,473)

Income tax expense ......................................          (176,466)       (304,428)        127,962
                                                               ------------    ------------    ------------
Net income ..............................................           169,322         460,833        (291,511)

Foreign currency translation gain .......................           137,443               -         137,443

Unrealized gain on marketable securities held
  for sale, net of income tax ...........................           349,636          45,300         304,336
                                                               ------------    ------------    ------------
Comprehensive income ....................................      $    656,401    $    506,133    $    150,268
                                                               ============    ============    ============

REVENUES

      Our revenues for fiscal 2006 were $13,984,337 as compared to revenues of
$1,538,428 for the 2005 Period, an increase of $12,445,909 or approximately
809%. Included in revenues for fiscal 2006 were revenues of $2,144,095 attributable to China Direct Consulting for the entire period and revenues of
$11,840,242 attributable to Lang Chemical for the period of October 25, 2006, the date of acquisition, through December 31, 2006. In this section we refer to that period as the "Lang Chemical Reporting Period". Although we acquired a majority interest in Chang Magnesium on December 22, 2006 revenues for the 10 day period in fiscal 2006 were excluded from our consolidated revenues as they were immaterial.

      China Direct Consulting generates revenues from the provision of consulting services to its client companies. China Direct Consulting's revenues increased to $2,144,095 for fiscal 2006 from $1,538,428 in the 2005 Period, an increase of approximately $606,000, or approximately 39%. In each of fiscal 2006 and the 2005 Period China Direct Consulting's revenues included revenues from a related party, which represented approximately 24% and approximately 55%, respectively. Four of China Direct Consulting's clients represented more than
10% of its total revenues for fiscal 2006.

      Included in China Direct Consulting's fiscal 2006 revenues from non-related party clients are cash revenues of $261,840 and revenues attributable to the value of securities it received as compensation for its services of $1,882,255. For the 2005 Period, it received cash revenues of
$236,250 and revenues attributable to the value of securities it received as compensation for its services of $1,302,178.

      In fiscal 2006 China Direct Consulting generated revenues of $517,000 from
Dragon Capital Group Corp., a related party, which was comprised of $205,000 in cash fees and $312,000 in the value of securities of Dragon Capital Group Corp.
Of the aggregate of approximately $849,000 of revenues from Dragon Capital Group
Corp. in the 2005 Period, $114,000 represented cash fees and $735,000 represented the value of securities accepted as compensation.

      Management expects revenues for China Direct Consulting will increase in fiscal 2007 from fiscal 2006. Following our capital raise in the fourth quarter of fiscal 2006 began expanding our infrastructure to better support the addition of more consulting clients. To date, we have added personnel in the areas of business representation, accounting, legal and administration and we are actively marketing China Direct Consulting's services to potential new clients.
In addition, China Direct Consulting will record deferred revenue in each of fiscal 2007 and fiscal 2008 which represents revenues China Direct Consulting has received for services which are being amortized over the term of the consulting agreement. We anticipate that $779,900 will be recognized during fiscal 2007 and the remaining $779,900 will be recognized during fiscal 2008.

      Lang Chemical generates revenues from the sale and distribution of industrial grade synthetic chemicals. The majority of Lang Chemical's customers are industrial manufacturing facilities and trading companies. As described in
Note 6 -Pro Forma Financial Information (unaudited) to the consolidated financial statements appearing elsewhere in this annual report, for the 12 months ended December 31, 2006 Lang Chemical had total sales of $37,126,021.
Based upon information known to us at this time, we reasonably believe it will report increased sales for fiscal 2007

      In addition, and as set forth in Note 6 Pro Forma Financial Information
(unaudited) to the consolidated financial statements appearing elsewhere in this annual report, for the 12 months ended December 31, 2006 Chang Magnesium had total sales of $27,661,945. Based upon information known to us at this time, we also reasonably believe it will report increasing sales for fiscal 2007.
Finally, during fiscal 2007 we anticipate our revenues will also include revenues attributable to CDI Wanda, Jieyang Big Tree, CDI Shanghai Management,
and CDI Magnesium.

We are continuing the development of the business model for Luma Logistic and we may generate revenues from that subsidiary in fiscal 2007. Accordingly, while we are unable to quantify the amount of revenue increase for fiscal 2007, we expect it to rise significantly from our revenues for fiscal 2006.

COST OF REVENUES AND GROSS PROFIT

      In fiscal 2006 our total cost of revenues was $12,515,035, of which
$11,739,189 is attributable to Lang Chemical and $775,846 is attributable to
China Direct Consulting. Cost of revenues for China Direct Consulting includes direct costs it incurs in rendering the services to its client companies, which include marketing, business development, legal, auditing and accounting fees directly related to the particular client. In addition, we may engage certain third party consultants to assist it in providing the contracted services to the client company and the costs of those third party consultants are included in its cost of revenues. China Direct Consulting's arrangements with its consulting clients generally provide that its fee will cover the costs of attorneys, accounting personnel and auditors working on behalf of the client company. As these professional generally will not provide services on a fixed fee basis, and the scope of the services necessary for a particular client company can vary from project to project, China Direct Consulting's cost of revenues can ultimately be significantly higher than it initially projected which can adversely impact our gross profit margins. China Direct Consulting's cost of revenues was approximately 36% of revenues in fiscal 2006 as compared to approximately 7% in the 2005 Period. These costs of revenues in future periods are expensed as incurred and, accordingly, while the revenues from contracts will be recognized ratably over the term of the agreement, the gross profit margin on revenues from these deferred revenues can vary from period to period, as evidenced by the change from the 2005 Period to fiscal 2006.

      Lang Chemical's cost of revenues includes the cost of goods it sells. For the Lang Chemical Reporting Period its cost of revenues was approximately 99% of its revenues. As set forth in Note 6 Pro Forma Financial Information (unaudited)
to the consolidated financial statements appearing elsewhere in this annual report, for the year ended December 31, 2006 its cost of goods sold was approximately 98.9% of its total sales. We estimate gross margins for Lang
Chemical will be improved with adequate financial management and working capital.

      Lang Chemical will seek to increase margins through the development of a manufacturing facility. In April 2005, Lang Chemical purchased approximately nine acres of unimproved land located 70 miles north of Shanghai for the purpose of constructing an industrial facility including manufacturing, warehouse and storage tanks. Once completed, the factory is expected to manufacture industrial grade chemicals for use in the pharmaceutical industry. Lang Chemical estimates they can earn higher gross profit margins on products manufactured internally.
The industrial facility is expected to be approximately 76,000 square feet, with an approximate 106,000 cubic foot storage tank, with a total projected investment of approximately $3,000,000. In November 2006, Lang Chemical began to clear the land for construction and filed applications for approval of the construction plans. We will need to raise additional capital to complete this project. Accordingly, we are unable at this time to provide a timeframe for commencement of construction or the opening of this facility.

      As set forth in Note 6 Pro Forma Financial Information (unaudited) to the consolidated financial statements appearing elsewhere in this annual report, for the year ended December 31, 2006 cost of goods sold for Chang Magnesium was approximately 99.7% of its total sales. We expect Chang Magnesium will generate gross margins of 7%-8% in Fiscal 2007.

      As a result of the low gross profit margins of Lang Chemical and Chang
Magnesium, while these two companies will increase our fiscal 2007 revenues substantially, as set forth in Note 6 Pro Forma Financial Information
(unaudited) to the consolidated financial statements appearing elsewhere in this annual report, neither Lang Chemical nor Chang Magnesium presently generate sufficient gross profit margins to pay their operating expenses in fiscal 2006.
Historically, Chang Magnesium generates sufficient gross profit margins to pay their operating expenses as reflected in the Note 6 Pro Forma Financial
Information on page F-27. We expect Chang Magnesium will continue this trend in fiscal 2007. We believe we can bring Western style business acumen to Lang
Chemical and bring efficiencies to Lang Chemical which may reduce unnecessary operating expenses and improve operating results in fiscal 2007 and beyond.

TOTAL OPERATING EXPENSES

      Our total operating expenses for fiscal 2006 were $1,928,509 as compared to $698,471 for the 2005 Period, an increase of $1,230,038, or approximately
176%. Of our total operating expenses for fiscal 2006, $1,711,466 is attributable to our parent company and China Direct Consulting and $217,043 is attributable to Lang Chemical. The parent company and China Direct Consulting's operating expenses for fiscal 2006 increased $1,012,995, or approximately 145%, for fiscal 2006 from the 2005 Period. These operating expenses generally consist of selling, general and administrative expenses, including officers' and employees' compensation, professional fees, such as legal, accounting, and third party consultants, and travel expenses. We anticipate that the operating expenses for the parent company and China Direct Consulting will continue to increase as we expand our operations and implement our business model. Included in these anticipated increases are salaries and benefits for additional employees, increased marketing and advertising expenses as well as increased professional fees.

      Lang Chemical's operating expenses of $217,043 for the Lang Chemical
Reporting Period which generally consists of selling, general and administrative expenses including shipping fees $102,978, was in line with operating expenses for the comparable period in 2005. As set forth in Note 6 Pro Forma Financial
Information (unaudited) to the consolidated financial statements appearing elsewhere in this annual report, for the 12 months ended December 31, 2006 Lang
Chemical had total operating expenses of $532,463 which represented approximately 1.4% of its sales for the period as compared to $582,465, or approximately 1.8%, for the 12 months ended December 31, 2005. We anticipate that Lang Chemical's operating expenses for fiscal 2007 will be consistent with those for the 12 months ended December 31, 2006 an 2005.

      As set forth in Note 6 Pro Forma Financial Information (unaudited) to the consolidated financial statements appearing elsewhere in this annual report, for the 12 months ended December 31, 2006 Chang Magnesium had total operating expenses of $316,341 which represented approximately 1.1% of its sales for fiscal 2006 as compared to $517,647, or approximately 2.2%, for the 12 months ended December 31, 2005. In the year ended December 31, 2005 operating expenses included shipping expenses, while in the year ended December 31, 2006, customers of Chang Magnesium incurred shipping expenses. There is no assurance that Chang
Magnesium will be able to impose the shipping costs on customers in 2007 which could impact operating expenses in future periods. We anticipate that Chang
Magnesium's operating expenses for fiscal 2007 will be consistent with those recognized for the 12 months ended December 31, 2006 and 2005, subject to any impact of shipping costs.

      We also anticipate increases in operating expenses related to the operations of Luma Logistic, CDI Shanghai Management, CDI Wanda, Jieyang Big
Tree and CDI Magnesium. Accordingly, while we are unable to quantify the overall amount of increase in operating expenses for fiscal 2007, we expect it to rise significantly from fiscal 2006.

OTHER INCOME (EXPENSE)

      Our total other income for fiscal 2006 was $804,995, as compared to
$34,826 for the 2005 Period, an increase of $770,169 or approximately 2,211%.
The increase is primarily the result of an unrealized gain on trading securities of $600,339 for fiscal 2006 as compared to $28,650 for the 2005 Period, and a realized gain on sale of trading securities of $166,944 for fiscal 2006 as compared to $6,176 in the 2005 Period in addition to Lang Chemical's rental income of $44,391. We did not have comparable income in the 2005 Period. As described elsewhere herein, the gain or loss is a result of fluctuations in the market price of the underlying security and these non cash gains or losses can have a significant impact, positive or negative, on our results of operations.

INCOME TAX BENEFIT (EXPENSE)

      For fiscal 2006 we recorded an income tax expense of $176,466 as compared to an income tax expense of $304,428 for the 2005 Period, a decrease of
$127,962. As we report profitable operations we are required to record income tax expenses on those operations. However, as the majority of our revenues are paid to us in securities, some of which are restricted from sale at the time received, our revenue model creates a risk that we will not have sufficient cash resources to satisfy our tax obligations as they become due. China Direct
Consulting provides its services pursuant to written agreements which may vary in duration. Revenues are recognized over the terms of the agreements. China
Direct Consulting recognized revenues amounting to $1,880,413 and $1,302,178 in connection with the receipt of equity instruments based on the terms of the consulting contracts for fiscal 2006 and the 2005 Period, respectively. China
Direct Consulting recorded deferred revenues of $1,559,800 in connection with the receipt of equity instruments based on the terms of the consulting contracts at December 31, 2006. At December 31, 2006 our balance sheet reflects a deferred income tax liability for income tax of $440,861 which will be due on deferred revenues when recognized. The recognition of these revenues, however, will not provide offsetting cash to us for the payment of these taxes.

NET (LOSS) INCOME

      For fiscal 2006 we reported a net income of $169,322 as compared to net income of $460,833 for the 2005 Period, a decrease of approximately $291,511 or
63%. This decrease for fiscal 2006 is primarily attributable to an operating loss of $115,990 from our Lang Chemical subsidiary and increased expenses related to our China Direct Consulting segment of $343,217. The increased expenses related to our China Direct Consulting segment were associated with increased legal, auditing and accounting fees for three mergers in 2006. Based upon information known to us at this time, we reasonably believe our segments will generate increased net income in fiscal 2007.

UNREALIZED GAIN ON MARKETABLE SECURITIES HELD FOR SALE, NET OF INCOME TAX

      As described elsewhere herein, if we are unable to liquidate securities received as compensation for our services these securities are classified on our balance sheet as marketable securities held for sale. The unrealized gain on marketable securities held for sale, net of income tax, represents the change in the fair value of these securities as of the end of the financial reporting period. For fiscal 2006 we recognized an unrealized gain of $349,636 on marketable securities held for sale-related party, net of income tax, as compared to an unrealized gain of $45,300 for 2005 Period, an increase of
$304,336 or 672%. At December 31, 2006 and for the 2005 Period the total amount of marketable securities held for sale are securities of Dragon Capital Group
Corp., a client company which is a related party, and this figure represents the value of securities we received as compensation for services rendered. As described elsewhere herein, we may never be able to liquidate these securities.

COMPREHENSIVE INCOME

      We reported comprehensive income of $656,401 for fiscal 2006 as compared to $506,133 for the 2005 Period, an increase of $150,268, or 30%. Comprehensive income is the sum of our net income plus unrealized gains on marketable securities held for sale, net of income tax. As mentioned earlier we reported a net income of $169,322, foreign currency translation gain of $137,443. These two figures when combined with the unrealized gain of $349,636 as described in the section above amounts to $656,401 of comprehensive income for the year ended
December 31, 2006.

LIQUIDITY AND CAPITAL RESOURCES

      Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. As described elsewhere in this section,

the acquisitions of Chang Magnesium and Lang Chemical in fiscal 2006 have had a significant impact on our company which is demonstrated by the change in our balance sheet from December 31, 2005, when our sole operations were those of
China Direct Consulting, to December 31, 2006. The following table provides certain balance sheet comparisons between December 31, 2006 and December 31,
2005:

                                                       DECEMBER 31,   DECEMBER 31,    $ CHANGE
                                                          2006           2005       (2006 V 2005)
                                                      ------------   ------------   ------------

Working capital ..................................    $  6,788,638   $    500,333      6,288,305
Cash and cash equivalents ........................    $  3,030,345   $     39,983      2,990,362
Notes Receivable .................................    $    942,117   $          0        942,117
Investment in trading securities .................    $  2,166,603   $    152,800      2,013,803
Investment in trading securities-related party ...    $    311,611   $          0        311,611
Investment in marketable securities held for sale
  -related party .................................    $  1,325,400   $    810,000        515,400
Accounts receivable, net .........................    $  2,770,062   $          0      2,770,062
Inventory ........................................    $  5,494,292   $          0      5,494,292
Prepaid expenses and other assets ................    $  1,272,246   $          0      1,272,246
Total current assets .............................    $ 17,312,676   $  1,002,783     16,309,893
Property and equipment, net ......................    $  2,753,468   $     15,800      2,737,668
Prepaid expenses .................................    $    321,548   $          0        321,548
Cash - restricted ................................    $    447,713   $          0        447,713
                                                      ------------   ------------   ------------
Total assets .....................................    $ 20,835,405   $  1,018,583     19,816,822
                                                      ------------   ------------   ------------

Loan payable - short term ........................    $  1,536,064   $          0      1,536,064
Accounts payable and accrued expenses ............    $  4,517,354   $     28,529      4,488,825
Accounts payable - related party .................    $  1,546,880   $          0      1,546,880
Advance from customers ...........................    $    916,764   $          0        916,764
Deferred revenues - short term ...................    $    779,900   $          0        779,900
Due to executive officers ........................    $    140,893   $    134,793          6,100
Other payable ....................................    $     45,623   $          0         45,623
Income tax payable ...............................    $    599,699   $    293,083        306,616
Deferred income tax ..............................    $    440,861   $     41,045        399,816
Accrued compensation .............................    $          0   $      5,000         (5,000)
Total current liabilities ........................    $ 10,524,038   $    502,450     10,021,588
Loan payable - long term .........................    $     22,793   $          0         22,793
Deferred revenues - long term ....................    $    779,900   $          0        779,900
Total liabilities ................................    $ 11,326,731   $    502,450     10,824,281
Minority interest ................................    $  3,644,350   $          0      3,644,350
                                                      ------------   ------------   ------------
Total stockholders' equity .......................    $  5,864,324   $    516,133      5,348,191
                                                      ------------   ------------   ------------

      At December 31, 2006, we held cash and cash equivalents of $3,030,345 and working capital of $6,788,638. At December 31, 2006 our cash position by geographic area is as follows:

United States .....................     $2,318,486
China .............................        711,859
                                        ----------
Total .............................     $3,030,345
                                        ==========

      In addition to the increase in cash and cash equivalents of approximately
$2,990,362, our current assets increased approximately $13,319,531 from December
31, 2005 to December 31, 2006. These increases are primarily the result of the acquisitions of Chang Magnesium and Lang Chemical as well as the receipt of net proceeds of $4,222,393 from the sale of securities in fiscal 2006. Changes in our total assets from December 31, 2005 to December 31, 2006 include the following:

      -     an increase of $942,117 in note receivable. Lang Chemical held a note receivable in this amount from Shanghai WuJin Chemical Company related to the purchase of raw materials purchased from Lang Chemical. Lang Chemical both purchases raw materials from this supplier and sells it finished goods. As of the date of this Form 10K-SB this amount has been satisfied,

      -     an increase of approximately $2,013,803 in investment in trading securities. Investment in trading securities represents the value of securities held by China Direct Consulting which are restricted from sale. This represents the value of securities held by China Direct Consulting at December 31, 2006 which were received as payment for services. As described above, we recognized an unrealized gain of $600,339 during fiscal 2006 related to these securities.
This asset represents shares in Linkwell Corporation (OTCBB: LWLL), Dragon
International Group Corp. (OTCBB: DRGG), Sunwin International Neutraceuticals,
Inc. (OTCBB: SUWN) and Sense Holdings, Inc. (OTCBB: SEHO), all of which have fairly liquid trading markets. However, as these shares are all traded in the over the counter market which is generally not considered as liquid a market as an exchange such as NASDAQ, we may be unable to liquidate these securities at their current carrying value at such time as we are able to sell the securities,

      -     an increase of approximately $311,611 in investment in trading securities-related party. This amount consists of securities of Dragon Capital
Group Corp. which China Direct Consulting received in fiscal 2006 as partial compensation for services, together with an increase of approximately $515,400 in investment in marketable securities held for sale - related party which represents the value of shares China Direct Consulting received as payment for services to Dragon Capital Group Corp. in the 2005 Period based on the fair market value of the securities on December 31, 2006. These securities were issued to us by a related party which is a non reporting company whose securities are quoted on the Pink Sheets. Under Federal securities laws these securities cannot be readily resold by us generally absent a registration of those securities under the Securities Act of 1933. Dragon Capital Group Corp.,
the related party, does not intend to register the securities. Accordingly, while under generally accepted accounting principles we are required to reflect the fair value of these securities on our balance sheet, they are not readily convertible into cash and we may never realize the carrying value of these securities,

      -     an increase of approximately $2,770,062 in accounts receivable. At
December 31, 2006 our consolidated balance sheet reflects a total accounts receivable due us, net of allowance for doubtful accounts of $110,611, of
$2,770,062 as compared to $0 at December 31, 2005. Included in the amount due at
December 31, 2006 is approximately $80,000 due China Direct Consulting, approximately $1,539,326 due Chang Magnesium and approximately $1,150,636 due
Lang Chemical. Both Chang Magnesium and Lang Chemical generally offers their customers payment terms of 30 days. For the 12 months ended December 31, 2006, the average accounts receivable turn for Chang Magnesium was 12 days and the average accounts receivable turn for Lang Chemical was 11 days. We do not anticipate any change in either the terms of sale or collection history at these companies in fiscal 2007

      -     an increase of approximately $5,494,292 in inventory. At December
31, 2006 our consolidated balance sheet reflects a total inventory of $5,494,292 as compared to $0 at December 31, 2005. Approximately $5,253,126, or 96%, of
that amount reflects the value of inventory of finished goods held by Chang
Magnesium. Approximately $241,166, or 4%, of that amount reflects the value of inventory of raw materials held by Lang Chemical. At December 31, 2005 Lang
Chemical held inventory of $446,642 while Chang Magnesium held inventory of
$453,520 which included increased inventories at its Changxin Trading subsidiary in anticipation of future sales,

      -     an increase of approximately $1,272,246 in prepaid expenses and other assets. At December 31, 2006 our consolidated balance sheet includes prepaid expenses of $625,907 and other assets of $645,999. We did not have either asset at December 31, 2005. Prepaid expenses at December 31, 2006 includes $457,540 for China Direct Consulting, which represents the current portion of the fair value of client securities China Direct Consulting received as payment for its services which were assigned

to our executive officers, as compensation for their services to China Direct
Consulting under the terms of 36 month agreements, and $168,367 for Lang
Chemical which represents a prepayment to vendors for merchandise that had not yet shipped to Lang Chemical. China Direct Consulting will recognize the prepaid expense over the term of the agreements and Lang Chemical will recognize the deposits as inventory as Lang Chemical receives the goods,

      -     an increase of approximately $2,737,668 in property and equipment, net of accumulated depreciation of $97,427. This increase is attributable to the acquisition of Chang Magnesium, which represents approximately $2,264,168 of these assets, and Lang Chemical, which represents approximately $470,666 of these assets,

      -     an increase of $321,548 in prepaid expenses (long term). This represents the portion of prepaid expenses for China Direct Consulting which represents the fair value of client securities China Direct Consulting received as payment for its services which were assigned to our executive officers, as described above which will be recognized more than 12 months from the date of our consolidated balance sheet, and

      -     an increase of $447,713 in restricted cash. At December 31, 2006 our balance sheet reflects restricted cash of $447,713 as compared to $0 at December
31, 2005. Restricted cash at December 31, 2006 represents funds on deposit by
Lang Chemical at Hua Xia Bank which secure Lang Chemical's obligations in the aggregate amount of $447,713 to Hua Xia Bank of which $255,836 was due on
February 28, 2007, and $191,877 which is due on April 30, 2007. Lang Chemical satisfied the note which matured in February 2007 and the corresponding restricted cash balance was released. It will satisfy the remaining obligation on or before the due date at which time the remaining restricted cash will be released. The satisfaction of these obligations will decrease our cash in fiscal
2007.

      As a result of the foregoing, our total assets increased $19,816,822 at
December 31, 2006 from December 31, 2005. Of the total assets of $20,835,405 at
December 31, 2006, approximately $10,251,172 relate to China Direct Consulting including approximately $2,318,486 of cash held at the parent company level in the United States, approximately $7,716,773 relate to Chang Magnesium and approximately $2,867,460 relate to Lang Chemical. China Direct Consulting's assets primarily consist of cash, investments in trading securities and trading securities - related party valued at $2,478,214, and investment in marketable securities held for sale-related party valued at $1,325,400. Chang Magnesium assets are primarily cash, inventory of $5,253,126, property plant and equipment valued at $2,651,733, and accounts receivable valued at $1,539,326. Lang
Chemical assets are primarily cash, notes receivable of $942,117, accounts receivable of $1,150,636, restricted cash of $447,713, inventory of $241,166 and property and equipment of $624,949.

      Our total liabilities at December 31, 2006 increased $10,824,281 from
December 31, 2005. Principal changes in our total liabilities at December 31,
2006 from December 31, 2005 include the following:

      -     Loans payable-short term of increased to $1,536,064 at December 31,
2006 as compared to $0 at December 31, 2005. Loans payable-short term represents the obligations of Lang Chemical to a bank ($447,713) and to Shanghai WuJin
Chemical Company ($940,198). Of the obligations to the bank, $255,836 was satisfied in February 2007 and the remaining $191,877 is due April 30, 2007.
Lang Chemical had a loan payable in the amount of $940,198 from Shanghai WuJin
Chemical Company, both a customer and client as described earlier in this section. This loan payable, which is in the form of a trade acceptance guaranteed by a financial institution in China, was due on February 28, 2007. As of the date of this Form 10K-SB, the amount has been satisfied. We did not have similar obligations at December 31, 2005,

      -     an increase of approximately $4,488,825 in accounts payable and accrued expenses. At December 31, 2006 this amount includes approximately
$175,000 due by our parent company and China Direct Consulting, approximately
$3,825,326 is due by Chang Magnesium and approximately $498,000 is due by Lang
Chemical,

      -     an increase of approximately $1,546,880 in accounts payable -
related party which represents amounts due by Chang Magnesium to Taiyuan Yiwei
Magnesium Group for the purchase of raw materials. We did not have a similar obligation at December 31, 2005,

      -     an increase of approximately $917,000 in advances from customers.
Advances from customers represents amounts advanced to Chang Magnesium and Lang
Chemical by its customers for product orders which have not yet shipped. At
December 31, 2006 this amount included approximately $605,000 related to Chang
Magnesium and approximately $311,000 related to Lang Chemical. These amounts will be reduced with the corresponding order is shipped. We did not have comparable liabilities at December 31, 2005,

      -     an increase of $306,616 in income tax payable which represents approximately $226,000 related to China Direct Consulting's operations and approximately $368,000 and approximately $6,000 related to Chang Magnesium's and
Lang Chemical's operations, respectively, and

      -     increases of approximately $780,000 in deferred revenues - short term and approximately $780,000 in deferred revenues - long term. This amount reflects revenues China Direct Consulting has received for services which are being amortized over the term of the consulting agreement.

      At December 31, 2006 our balance sheet reflected due to executive officers of $140,893 which represented amounts advances to us by Dr. Wang and Messrs.
Siegel and Stein for working capital. These amounts were satisfied in the first quarter of 2007.

      At December 31, 2006 our total liabilities increased $10,824,281 over
December 31, 2005. At December 31, 2006 approximately $2,561,064 of our total liabilities are related to our parent company and China Direct Consulting and consist primarily accounts payable of $174,887, deferred revenues of $1,559,800 and income tax payable of $225,823. Liabilities related to Chang Magnesium at
December 31, 2006 are approximately $6,345,611 and consists primarily accounts payable and accrued expenses of $3,825,326, accounts payable-related party of
$1,546,880 of accounts payable due to Golden Trust Yiwei Magnesium Industry
Corp., a related party, advances from customers of $605,349 and income taxes payable of $367,902. At December 31, 2006 approximately $2,420,056 of our total liabilities relate to Lang Chemical and primarily consist of loans payable-short term of $1,536,064, accounts payable and accrued expenses of $497,128 and advances from customers of $311,415.

      At December 31, 2006 our balance sheet reflects a total minority interest of $3,644,350, of which $2,822,367 relates to Chang Magnesium and $821,983 relates to Lang Chemical. The minority interest represents the minority shareholders' portion of the earnings of these companies.

      During fiscal 2006 our cash increased $2,990,362. This increase consisted of $5,941,370 of total cash provided by financing activities which consisted of
$4,222,393 of net proceeds (gross proceeds of $4,570,000) received from the sale of securities in November 2006, capital contributions of $259,061 from executive officers, $30,000 from the exercise of options, and proceeds from loans payable of $1,423,816 related to Lang Chemical. These amounts were offset by $837,548 of cash used in operating activities and $2,192,263 of cash used in investing activities.

      Net cash used in operating activities for fiscal 2006 was $837,548 as compared to net cash used in operating activities of $117,407 for the 2005
Period, a decrease of $720,141. The decrease is primarily attributable to the following; For fiscal 2006, we used cash in operating activities to fund increases in prepaid expenses of $143,420, inventory of $79,703 and accounts receivable of $378,617, accounts payable and other payables of $100,869, deferred revenues of $1,559,800 and deferred income tax payable of $399,816.
These increases were offset by non-cash items totaling $2,346,992 and a decrease of tax payable of $61,286. For the 2005 period we used cash in operating to fund increases in accounts payable and accrued expenses of $33,529, deferred income tax of $11,345 and income tax payable of $293,083. These increases were offset by non-cash items totaling $916,917.

      Net cash used in investing activities was $2,192,263 for fiscal 2006 as compared to net cash provided by investing activities of $97,597 for the 2005
Period, a decrease of $2,289,860. This change is primarily attributable to an increase of $184,299 received from the sale of trading securities as well as a decrease of $1,543,761 of cash paid in acquisitions.

      Net cash provided by financing activities for fiscal 2006 was $5,941,370 as compared to $59,793 for the 2005 Period, an increase of $5,881,577. This increase includes capital contributions in the amount of $259,061 made by our executive officers, proceeds from loans payable of $1,423,816 related to Lang
Chemical and $4,252,393 of proceeds from issuance of securities.

      Our capital expenditure plan for fiscal 2007 includes the construction of a manufacturing facility for our Lang Chemical segment. The anticipated cost of completing this facility is approximately $3,000,000. We will need to secure additional investment capital to complete construction of the facility. We desire to expand our capabilities to create an additional manufacturing facility for our subsidiary, Chang Magnesium. It is expected this project will require an investment of $3,500,000. Presently we do not have the funds to devote to this project and we will need to secure investment capital to commit resources to this project. In addition, we have certain other working capital expenditures for fiscal 2007 which include:

      -     At December 31, 2006 Lang Chemical had short term obligations to a bank totaling $447,713 due between February 28, 2007 and April 30, 2007 which is secured by restricted cash on deposit at that bank. Of the obligations to the bank, $255,836 was satisfied in February 2007 and the remaining $191,877 is due
April 30, 2007. In addition, Lang Chemical has a loan payable to Shanghai WuJin
Chemical Company, a customer and client, in the amount of $940,198. This loan payable, in the form of a trade acceptance guaranteed by a financial institution in China, due on February 28, 2007, was for the purchase of finished goods for resale by Lang Chemical. As well Lang Chemical held a loan due from Shanghai
WuJin Chemical Company in the amount of $942,117. As of the date of this Form
10K-SB these amounts have been satisfied.

      -     Under the terms of various agreements related to acquisitions we have agreed to provide a total of $4,350,000, including $1,500,000 to Chang
Magnesium, $1,350,000 to CDI Wanda, $1,000,000 to Jieyang Big Tree (subject to the satisfaction of certain milestones) and $500,000 to CDI Magnesium.

      While we have recently sold securities which provide us with additional working capital, in order to satisfy these obligations, fund our existing operations and fully pursue the expansion of our business plan, we will be required to raise additional working capital. If we raise additional working capital through the issuance of equity securities, existing stockholders will in all likelihood experience significant dilution. If we raise additional working capital through the issuance of debt, our interest expense will increase and adversely affect our ability to report profitable operations in future periods.
Furthermore, we may not be able to obtain additional financing when needed or on terms favorable to us. Since we have no commitment for additional capital, we cannot guarantee that we will be successful in securing such additional funds.
If we are unable to generate sufficient cash when and as needed, we would not only be unable to fully implement our business model to expand our operations and acquire additional companies, we could be unable to satisfy our current obligations and operating expenses. In this event, we could be forced to curtain our plans to acquire additional companies and be required to restructure our obligations for capital contributions to these majority owned subsidiaries.
Without the additional capital, those companies will be unable to expand their existing operations, in the case of Chang Magnesium, or otherwise operate, in the cases of Jieyang Big Tree and CDI Magnesium. Any inability on our part to raise capital during fiscal 2007 as needed will be materially adverse to our results of operations and liquidity.

CRITICAL ACCOUNTING POLICIES

      The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the
United States. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

      A summary of significant accounting policies is included in Note 1 to the audited consolidated financial statements included in this annual report.
Management believes that the application of these policies on a consistent basis enables us to provide useful and reliable financial information about the company's operating results and financial condition.

      We record property and equipment at cost. Depreciation and amortization are provided using the straight-line method over the estimated economic lives of the assets, which are from five to 40 years. Expenditures for major renewals and improvements which extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. We review the carrying value of long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is measured by a comparison of its carrying amount to the undiscounted cash flows that the asset or asset group is expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the property, if any, exceeds its fair market value.

      The Company classifies its existing investments in trading securities, investments in marketable securities held for sale-related party in accordance with SFAS No. 115. Investments in trading securities, investments in marketable securities held for sale-related party, consisting of marketable equity securities, are stated at fair value. Unrealized gains or losses are recognized in the consolidated statement of operations on a monthly basis based on fluctuations in the fair value of the security as quoted on national or inter-dealer stock exchanges. Realized gains or losses are recognized in the consolidated statement of operations as trading profits when the securities are sold.

      As mentioned above, the Company receives securities which include stock purchase warrants and common and preferred stock from companies as part of its compensation for services. These securities are stated at fair value in accordance with SFAS #115 "Accounting for certain investments in debt and equity securities" and EITF 00-8 "Accounting by a grantee for an equity instrument to be received in conjunction with providing goods or services". Primarily all of the securities are received from small public companies. The stock and the stock purchase warrants received are typically restricted as to resale. The policy of
China Direct Consulting is to sell securities it receives as compensation rather than hold on to these securities as long term investments, regardless of market conditions in an effort to satisfy our current obligations. The Company recognizes revenue for such common stock based on the fair value at the time common stock is granted and for stock purchase warrants based on the
Black-Scholes valuation model. Unrealized gains or losses are recognized in the consolidated statement of operations on a monthly basis based on changes in the fair value of the security as quoted on national or inter-dealer stock exchanges. Unrealized gains or losses of marketable securities held for sale-related party are recognized as an element of comprehensive income in our consolidated statement of operations on a monthly basis based on changes in the fair value of the security as quoted on national or inter dealer stock exchanges.

      Net unrealized gains related to investments in trading securities for fiscal 2006 and the 2005 Period are $600,339 and $28,650, respectively. Net realized gains related to investments in trading securities for fiscal 2006 and the 2005 Period are $166,944 and $6,176, respectively.

Unrealized gains or losses of marketable securities held for sale-related party for fiscal 2006 and the 2005 Period were $349,636 and $45,300 respectively.

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

We account for stock options issued to employees in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting
for Stock Issued to Employees", and related interpretations. As such, compensation cost is measured on the date of grant as the excess of the current market price of the underlying stock over the exercise price. Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant. We adopted the disclosure provisions of SFAS No. 123, "Accounting for
Stock-Based Compensation" and SFAS 148, "Accounting for Stock-Based
Compensation- -Transition and Disclosure", which permits entities to provide pro forma net income (loss) and pro forma earnings (loss) per share disclosures for employee stock option grants as if the fair-valued based method defined in SFAS
No. 123 had been applied. We account for stock options and stock issued to non-employees for goods or services in accordance with the fair value method of
SFAS 123. In December 2004, the FASB issued FASB Statement No. 123R,
"Share-Based Payment, an Amendment of FASB Statement No. 123" ("FAS No. 123R").
FAS No. 123R requires companies to recognize in the statement of operations the grant- date fair value of stock options and other equity-based compensation issued to employees. We adopted FAS No.123R in the first quarter of fiscal year
2006.

Revenue Recognition

      Revenue is recognized when earned. The Company's revenue recognition policies are in compliance with the Securities and Exchange Commission's Staff
Accounting Bulletin ("SAB") No. 104 "Revenue Recognition".

      China Direct Consulting provides services pursuant to written agreements which vary in duration. Revenues are recognized in accordance with the terms of the agreements. China Direct Consulting's revenues are derived from a predetermined fixed fee for the services it provides to clients. The fee will vary based on the scope of the services to be provided.

      A significant portion of the services China Direct Consulting provides are paid in shares and other equity instruments issued by our clients. These instruments are classified as marketable securities on the balance sheet, if still held at the financial reporting date. These instruments are stated at fair value in accordance with the provision of Statement of Financial Accounting
Standards No. 115, "Accounting for Certain Investments in Debt and Equity
Securities" (SFAS No.115) and EITF 00-8 "Accounting by a grantee for an equity instrument to be received in conjunction with providing goods or services". Primarily all of the equity instruments are received from small public companies.

      The securities received, whether in the form of stock, or stock purchase warrants, are typically restricted as to resale. The policy of China Direct
Consulting is to sell securities it receives as compensation rather than hold on to these securities as long term investments, regardless of market conditions in an effort to satisfy our current obligations. China Direct Consulting recognizes revenue for such stock purchase warrants when received based on the
Black-Scholes valuation model. China Direct Consulting recognizes unrealized gains or losses in the consolidated statement of operations based on fluctuations in value of the stock purchase warrants as determined by the
Black-Scholes valuation model. Realized gains or losses are recognized in the consolidated statement of operations when the related stock purchase warrant is exercised and sold. China Direct Consulting recognized revenues amounting to
$2,144,095 and $1,538,428 for fiscal 2006 and the 2005 Period, respectively, of which $1,880,413 and $1,302,178 were in connection with the receipt of equity instruments for fiscal 2006 and the 2005 Period respectively. Furthermore of these amounts, Dragon Capital Group Corp., a related party comprised $312,000 and $735,000 of our revenue in connection with the receipt of equity instruments for fiscal 2006 and the 2005 Period respectively

                                                                  From January
                                                                    18, 2005
                                                 Year ended       ("Inception")
                                                  December      through December
                                                  31, 2006          31, 2005
                                                 ----------     ----------------

Cash ......................................      $   56,840        $  122,250
Cash-related party ........................         205,000           114,000
                                                 ----------        ----------
Total Cash ................................         261,840           236,250

Reimbursed expenses .......................           1,842                --

Securities ................................       1,568,413           567,178
Securities-related party ..................         312,000           735,000
                                                 ----------        ----------
Total Securities ..........................       1,880,413         1,302,178

                                                 ----------        ----------
Total China Direct Consulting Revenues ....      $2,144,095        $1,538,428
                                                 ==========        ==========

      Additionally, the Company has deferred revenues of $1,559,800 in connection with the receipt of securities at December 31, 2006. The fees due under the contracts with our consulting clients are amortized over the term of the agreement. Our consolidated balance sheet at December 31, 2006 appearing elsewhere herein reflects both deferred revenues short term, which will be recognized during the next twelve months, and deferred revenues - long term which will be recognized beyond the twelve month period. China Direct Consulting will record $779,900 of deferred revenue for the year ended December 31, 2007.
This amount includes the following; securities of Sunwin International
Neutraceuticals, Inc. valued at $186,300, securities of Dragon International
Group Corp. valued at $311,600, and securities of Linkwell Corp. valued at
$282,000. These amounts will be realized again in the year ended December 31,
2008 as the securities are recognized as revenues in accordance with the term of the agreements.

         Lang Chemical and Chang Magnesium record revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectibility is reasonably assured. Lang Chemical and Chang

Magnesium revenues from the sale of products are recorded when the goods are shipped, title passes, and collectibility is reasonably assured.

RECENT ACCOUNTING PRONOUNCEMENTS

      In March 2004, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and its
Application to Certain Investments". The EITF reached a consensus about the criteria that should be used to determine when an investment is considered impaired, whether that impairment is other-than-temporary, and the measurement of an impairment loss and how that criteria should be applied to investments accounted for under SFAS No. 115, "Accounting In Certain Investments In Debt and
Equity Securities". EITF 03-01 also included accounting considerations subsequent to the recognition of other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. Additionally, EITF 03-01 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the Financial Accounting Standards Board (FASB)
delayed the accounting provisions of EITF 03-01; however the disclosure requirements remain effective for annual reports ending after June 15, 2004. The
Company believes that the adoption of this standard will have no material impact on its financial statements.

      In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. SFAS No. 151 amends the guidance in ARB
No.43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handing costs, and spoilage. This statement requires that those items be recognized as current period charges regardless of whether they meet the criterion of "so abnormal" which was the criterion specified in ARB No. 43. In addition, this Statement requires that allocation of fixed production overheads to the cost of production be based on normal capacity of the production facilities. This pronouncement is effective for the Company beginning October 1, 2005. The Company does not believe adopting this new standard will have a significant impact to its consolidated financial statements.

      In March 2006, the FASB issued SFAS No. 156: "Accounting For Servicing of
Certain Financial Instruments- an amendment of SFAS No. 140". This statement establishes, among other things, the accounting for all separately recognized servicing assets and servicing liabilities. This statement amends SFAS No. 140 to require that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. SFAS No. 156 permits, but does not require, the subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value. An entity that uses derivative instruments to mitigate the risks inherent in servicing assets and servicing liabilities is required to account for those derivative instruments at fair value. Under SFAS No. 156, an entity can elect subsequent fair value measurement to account for it's separately recognized servicing assets and servicing liabilities. By electing that option, an entity may simplify its accounting because this statement permits income statement recognition of the potential offsetting changes in fair value of those servicing assets and servicing liabilities and derivative instruments in the same accounting period. SFAS No. 156 is effective for financial statements for fiscal years beginning after September 15, 2006. Earlier adoption of SFAS No. 156 is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued any financial statements for that fiscal year. The adoption of SFAS No 156 is not expected have a significant impact on the company's consolidated financial statements.

      In July 2006, the Financial Accounting Standards Board ("FASB") issued
FASB Interpretation No.48, "Accounting for Uncertainty in Income Taxes--an
interpretation of FASB Statement No.109" ("FIN 48"), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that entities recognize the impact of a tax position in their financial statements, if that position is more likely than not to be sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company believes that the adoption of FIN 48 will not have a material effect on the Company's financial statements.

      In September 2006, the FASB issued Statement of Financial Accounting
Standards No. 157, "Fair Value Measurements" ("FAS 157"). This Statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure related to the use of fair value measures in financial statements. The Statement is to be effective for the Company's financial statements issued in 2008; however, earlier application is encouraged. The
Company is currently evaluating the timing of adoption and the impact that adoption might have on its financial position or results of operations.

      In September 2006, the Staff of the SEC issued SAB No. 108: "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in
Current Year Financial Statements". SAB No. 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of determining whether the current year's financial statements are materially misstated. The SEC staff believes registrants must quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. This Statement is effective for fiscal years ending after November 15, 2006. The adoption of SAB No. 108 did not have a significant impact on the company's consolidated financial statements.

      In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for
Financial Assets and Financial Liabilities-including an amendment of FAS 115"
(Statement 159). Statement 159 allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item's fair value in subsequent reporting periods must be recognized in current earnings. Statement
159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the potential impact of Statement 159 on our financial statements. We do not expect the impact will be material.

ITEM 7.  FINANCIAL STATEMENTS

      Our financial statements are contained in pages F-1 through F-43, which appear at the end of this annual report.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         FINANCIAL DISCLOSURE

      None.

ITEM 8A. CONTROLS AND PROCEDURES

      As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of December 31, 2006, the end of the period covered by this report, our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Securities
Exchange Act of 1934, such as this report, is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and to reasonably assure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial
Officer, to allow timely decisions regarding required disclosure.

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

      As of the evaluation date, our Chief Executive Officer and Chief Financial
Officer concluded that we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial
Officer, to allow timely decisions regarding required disclosure.

      There have been no changes in our internal control over financial reporting during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

      None.

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
         COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

          NAME                 AGE                 POSITIONS
---------------------------    ---    ---------------------------------------

Yuejian (James) Wang, Ph.D.    44     CEO, Chairman of the Board of Directors
Marc Siegel                    47     President, Director
David Stein                    35     Chief Operating Officer, Director
Yi ("Jenny") Liu               35     Vice President, Finance

      YUEJIAN (JAMES) WANG, PH.D. Dr. Wang has served as our CEO and Chairman of the Board of Directors since August 16, 2006. Dr. Wang, a co-founder of China
Direct Consulting, has served as its CEO and Chairman of its Board of Directors since its inception in January 2005. Dr. Wang has also been a member of the
Board of Directors of CIIC Investment Banking Services (Shanghai) Company
Limited since June 2004. From 2001 to 2004, he was President and Chairman of the
Board of Directors of Genesis Technology Group, Inc. , a business development firm that fosters bilateral commerce between Western and Chinese companies. From
2000 until 2001, Dr. Wang was President, Chief Operating Officer and director of
China Net & Technologies, Inc., a technology firm. From 2000 until 2001, Dr.
Wang was Vice President, Chief Operating Officer and director of Tensleep
Corporation, a California-based integrated Internet company that acquired and licensed technology, identified, acquired and developed development-stage technology and service entities and focused on the Internet infrastructure market-PC, application-ready devices. From January 2000 until November 2000, Dr.
Wang was President of Master Financial Group, Inc., a St. Paul, Minnesota-based company which was a wholly-owned subsidiary of Tensleep Corporation that provided consulting services for small private and public entities in the area of corporate finance, investor relations and business management. Between 1997 and 2000, Dr. Wang was a research scientist and Assistant Professor, Lab
Director at the University of Minnesota, School of Medicine. Dr. Wang received a
Bachelor of Science degree from the University of Science and Technology of
China in Hefei, China in 1985, a Master of Science Degree from the Shanghai
Second Medical University, Shanghai, China in 1988, and his Ph.D. degree from the University of Arizona in 1994, Tucson, Arizona.

      MARC SIEGEL. Mr. Siegel has served as our President and Director since
August 16, 2006. Mr. Siegel, a co-founder of China Direct Consulting, has served as its President and director since its inception in January 2005. Mr. Siegel serves as general partner of China Discovery Investors, Ltd., a private investment fund. In 2003 Mr. Siegel founded Edge, LLC a private multi faceted investment consulting firm. Mr. Siegel has also been a member of the Board of
Directors and a minority shareholder of CIIC Investment Banking Services
(Shanghai) Company Limited since June 2004. Prior to Edge, LLC, from January
2001 to October 2002, Mr. Siegel served as President of vFinance Investments,
Inc., an NASD member and full service financial services organization, where his responsibilities included investment banking, supervisor of all trading activities, and retail sales. Prior to vFinance, Inc., in 1997 Mr. Siegel founded First Level Capital, Inc., an NASD member merchant banking company. Mr.
Siegel served as CEO of First Level Capital, Inc. until it was acquired by
vFinance, Inc. in December 2000. Prior to establishing First Level Capital,
Inc., from July 1997 to September 1997, Mr. Siegel was a partner of Grady &
Hatch & Co., Inc. where he served as President and Managing Director. From
September 1993 until June 1997, Mr. Siegel was responsible for sales and marketing, recruiting, motivating and leading an 80-person sales force, which he directly supervised at Commonwealth Associates. From September 1985 to 1993, Mr.
Siegel was at Lehman Brothers, Inc. Initially Mr. Siegel worked at Lehman's
Atlanta office where he served as its sales manager. Subsequently from 1990 to
1992, he served as sales manager/branch manager of its Houston and New York offices. Mr. Siegel received a Bachelor of Arts degree and graduated "Cum Laude"
from Tulane University in 1981. Mr. Siegel holds the following licenses; NASD
Series 7 (Full Registration General Securities Representative); Series 8
(General Securities Sale Supervisor) Series 24 (General Securities Principal)
Series 55 (Limited Representative Equity Trader) Series 63 (Uniform Securities
Agent State Law Examination) and Series 65 (Uniform Investment Advisor Law)
examination qualified. Since Mr. Siegel is not currently employed by a NASD member firm, the licenses are considered inactive.

      In April, 2005, Mr. Siegel entered into a Consent Order with the
Securities and Exchange Commission (Administrative Proceeding File No. 3-11896)
suspending him from association in a supervisory or proprietary capacity with any broker/dealer for a period of 12 months and included payment of a $25,000 penalty. Mr. Siegel was formerly President of vFinance Investments, Inc., an
NASD member broker/dealer. In that capacity, Mr. Siegel had responsibility for establishing and implementing policies and procedures for supervision of
vFinance's traders. During November and December 2001, a trader then associated with vFinance assisted a stock promoter in manipulating the market for securities without the knowledge of either vFinance or Mr. Siegel. The SEC determined that Mr. Siegel, who had no disciplinary history, had failed reasonably to supervise the trader, a registered representative subject to his supervision.

      DAVID STEIN. Mr. Stein has served as our Chief Operating Officer and
Director since August 16, 2006. Mr. Stein, a co-founder of China Direct
Consulting, has served as its Chief Operating Officer, responsible for the inter management of the U.S. operations since its inception in January 2005. From 2001 until 2005, Mr. Stein was Vice President of Investment Banking at vFinance
Investments, Inc. a division of vFinance, Inc., an NASD member and full service financial services organization. Mr. Stein has been a broker with Lehman
Brothers from August 1993 to August 1994, PaineWebber, Inc. from August 1994 to
April 1999, and Morgan Stanley, from April 1999 to July 2000. Mr. Stein has been involved in equity and debt offerings at the public and private level. Mr. Stein holds a NASD Series 7 (Full Registration General Securities Representative.
Since Mr. Stein is not currently employed by a NASD member firm the licenses are considered inactive. Mr. Stein graduated from the School of Management at Boston
University with a Bachelor of Science degree in business administration.

      YI ("JENNY") LIU, CPA AND MBA. Ms. Liu has served as our Vice President of
Finance since August 16, 2006. Ms. Liu is responsible for management of financial reporting as well as internal accounting controls for our clients and subsidiaries. Ms. Liu, has served as Vice President of Finance of China Direct
Consulting since June 5, 2006. From 2001 until 2006, Ms. Liu was a supervisor with Hill, Taylor LLC, a Chicago-based public

accounting firm, where her significant assignments included audits of public and private companies, tax preparation, management consulting, staff instruction, and recruiting. From 1995 to 2000 Ms. Liu was Accounting Manager with Mitsui
Company, a Japanese company which manufactures and sells consumer electronics, primarily monitors and semiconductors, operating in the Shanghai office. Ms. Liu received a Bachelor of Science degree from Shanghai University of Engineering
Science, Shanghai, China in 1995, and a Master of Business Administration degree from University of Illinois in 2001. Ms. Liu has been a registered CPA in the
State of Illinois.

      There are no family relationship between any of the executive officers and directors. Each director is elected at our annual meeting of stockholders and holds office until the next annual meeting of stockholders, or until his successor is elected and qualified.

KEY EMPLOYEES

      MR. XIAOWEN (ROBERT) ZHUANG. Mr. Zhuang, 49, has served as General Manager of CDI Shanghai Management since December 2006. Mr. Zhuang has been working as a business consultant in various capacities for private Chinese entities since
1992. From June 2004 until December 2006 he served as Vice General Manager of
CIIC Investment Banking Services (Shanghai) Company Limited, a related party, and from March 2000 until June 2004 he was General Manager of Shanghai Yazheng
Investment Advisory Co., Limited. Mr. Zhuang served as Vice President and a
Director of Dragon Capital Group Corp. (Pink Sheets: DRVG) from December 2005 through December 2006. He was a member of the Board of Directors of Genesis
Technology Group, Inc. from May 2003 until May 2005 and from April 2001 to July
2006 he was President and the founder of Yastock Investment Consulting Company,
Limited, a consulting firm located in China which was acquired by Genesis
Technology Group, Inc. in May 2001. Mr. Zhuang co-founded and served as Vice
General Manager of Shanghai Yazheng Information Technology Company, Limited from
2000 to 2002 and he was the assistant to the President of Shanghai Pudong Haike
Group from 1995 to 2000. Mr. Zhuang holds a Bachelor of Law from East China
University of Politics and Law and studied at the College of Electronics
Engineering of East China Normal University in 1987. Mr. Zhuang is a registered
Property Broker in Shanghai, China and registered Corporate Law consultant. Mr.
Zhuang is the brother of Dr. Wang.

      MR. JINGDONG CHEN. Mr. Chen, 39, has served as CEO of Lang Chemical since co-founding the company in 1998 and since November 2006 he has served as an
Executive Vice President of CDI Shanghai Management. Mr. Chen is also a minority owner of Lang Chemical. Mr. Chen has in excess of 10 years of experience operating within the chemical industry within China. From 1990 to July 1996, Mr.
Chen was sales manager for Shanghai Chemical Industry Sales Corporation and from
August 1996 to September 1998 he was Vice General Manager for Vinda Group in the
Shanghai Branch, a paper manufacture in China. Mr. Chen received a master's degree from East China Normal University in 1990. Mr. Chen is the spouse of Ms.
Qian Zhu.

      MS. QIAN ZHU. Ms. Zhu, 38, has served as CFO of Lang Chemical since co-founding the company in 1998, and since November 2006 she has also served as an Executive Vice President of CDI Shanghai Management. Ms. Zhu is also a minority owner of Lang Chemical. She has a background in financial reporting, budgeting, planning, and internal controls. From 1994 to 1997, Ms. Zhu was senior accountant of Shanghai Hongguang Petroleum Chemical Cooperation, where her responsibilities included financial management for clients, creation of monthly report and implementation of cost control measures. From 1991 to 1994,
Ms. Zhu was an accountant with Shanghai Mid-South Rubber Cooperation, a state owned enterprise. Ms. Zhu received a bachelor's degree from Shanghai Chemical
Industry College in 1990. Ms. Zhu is the spouse of Mr. Jingdong Chen.

      MR. YUWEI HUANG. Mr. Huang, 52, has served as CEO of Chang Magnesium since
June 2006. Since December 2006 Mr. Huang has also been an Executive Vice
President of CDI Shanghai Management. With more than a decade of experience in the magnesium industry in China, Mr. Huang has served as General Manager of
Taiyuan YiWei Magnesium Co. Ltd. since founding the company in 1999 and serves in various positions with its affiliated entities including Vice Chairman of Shanxi Golden Trust YiWei Magnesium Industry Co., Ltd since 2002, Vice
Chairman of Taiyuan Qingcheng YiWei Magnesium Industry Co. Ltd since 2001, Vice
Chairman and General Manager of Taiyuan Minwei Magnesium Industry Co. Ltd since
2000, General Manager of Taiyuan Yiwei Magnesium Factory since 1998 and Chairman of Shangxi NiChiMen Yiwei Magnesium Co. Ltd. since 1994. Taiyuan YiWei Magnesium
Co. Ltd., a minority owner of Chang Magnesium, owns interests in seven subsidiary magnesium factories, a magnesium alloy factory and a magnesium powder desulphurization reagent factory, all located in China, and is generally regarded as the largest exporter for magnesium products in China and the second largest producer.

      MR. WULIANG(FRANK) ZHANG. Mr. Zhang, 45, has served as Vice General
Manager of Chang Magnesium and as an Executive Vice President of CDI Shanghai
Management since November 2006. From September 2004 to March 2006 Mr. Zhang
served as Vice President of Seattle, WA based magnesium alloy corporation, and from 1998 to October 2003 he served as Chief Technology Officer of Megscape
Inc., an electronic development company. Mr. Zhang holds a master's degree from the University of Houston (TX) and BA degree from East China Normal University in 1985.

      MR. CHI MING (DANNY) AU. Mr. Au, 37, has served as CEO of Big Tree since
November 2006. Prior to joining Big Tree, Mr. Au was Merchandising Manager of
Yeko Trading Ltd, a toy trading company where he was responsible for customer services, business planning and factory management, from August 2005 to
September 2006. He was Shipping Manager of MTL Corporation Ltd., a toy trading company from 1998 to August 2005, and Shipping Manager of Towada Ltd., an
electronic consumer products trading company from 1993 to 1998. Mr. Au received a bachelor's degree from St. Stephen's college in Hong Kong in 1987.

      MS. GUIHONG ZHENG. Ms. Zheng, 33, has served as Vice President of Big Tree since November 2006 and is a minority owner of that company. Since November 2006 she has also been an Executive Vice President of CDI Shanghai management. From
Aug 2004 to present, Ms. Zheng served as General Manager of Big Tree Hong Kong
International Trading Co. Ltd., a toy trading company where she was responsible for exporting issues. From Sept 2002 to July 2004, Ms. Zheng was the regional manager of Guangzhou Tian En Jin Telecommunication Equipment Company, a
telecommunication equipment trading company where she was responsible for sales, market research and customer service in the Guangdong Area. From 1998 to May
2002, Ms. Zheng served as Director of Customer Service of Shantou Xin Zhong Di
Advertising Company, Ltd. where she was responsible for all customer related issues, including customer development, customized service plan and customer relations, and from 1996 to 1998, she was Director of Customer Service of
Shantou Wei Tai Wei Brand Vision Design Co. Ltd. Ms. Zheng graduated from
Shangtou Broadcast University, with a major in sales and marketing in 1995.

      MR. YONGHUA CAI. Mr. Cai, 59, has served as CEO of Luma Logistic since
October 2006 and as an Executive Vice President of CDI Shanghai Management since
November 2006. Mr. Cai served as General Manager of Shanghai Diji Investment
Management Co. Ltd., an investment management company, engaged in capital operation, project investment analysis, and industrial investment advisory services, from October 2001 to October 2006 and as assistant General Manager of
China Packaging Group, a packaging material manufacture as well as a trading company from October 1999 to September 2001. From 1997 to 1999 he served as director and Chairman Assistant of Hong Kong Lihuada Investment Co., Ltd., an
investment company and from 1994 to 1996 he was Vice General Manager of Shanghai
Yongjia Real Estate Development Co., Ltd. in charge of financial management. Mr.
Cai was General Manager of Guangdong Shantou Wanyi Pharmaceutical Equipment Co.,
Ltd., responsible for the import and export of medical materials and equipment, from 1990 to 1994.

      MS. FEI HAN. Ms. Han, 31, has served as Financial Manager of Luma Logistic since October 2006 and has an Executive Vice President of CDI Shanghai
Management since November 2006. From July 2004 to September 2006, Ms. Han worked for Shanghai Diji Investment Management Co. Ltd., an investment management company, engaged in capital operation, project investment analysis, and industrial investment advisory services, as Director of Accounting responsible for financial analysis and

project evaluation. From July 2003 to June 2004, Ms. Han was Director of
Accounting for Shanghai Hongtu Sanbao PC Development Company where she was responsible for financial reports, annual financial planning and budgeting, and from 1995 to 2003, she was General Accountant of Shanghai Xiangmin Group, a
mid-sized reaping machine manufacturer. Ms. Han graduated from Shanghai
University of Finance and Economics in 1995.

      MR. WEI LIN. Mr. Wei Lin (36) has served as CEO of Jieyang Big Tree since
February 2007. Mr. Lin founded Shantou Dashu Toy Corporation, Ltd, a toy export and import company and he served as General Manager from November 2003 to
January 2007. From June 2001 to August 2003, Mr. Lin served as Director and Vice
GM of Guangdong Bao Qianli Electronic Corp, Ltd. an OEM manufacturer for TOYANI security equipment and system. From May 2000 to August 2003, Mr. Lin was General
Manager for Shanghai Xikang Electronic Technology Co. Ltd, a company that develops and distributes for mobile phone network software. From November 1996 to Mar 2000, Mr. Lin served as General Manager of Guangdong Guangtong Call
Center Yuedong Branch. From September 1994 to October 1996, Mr. Lin was Manager
Assistant of Shantou Telecom, a SOE telecommunication company. Mr. Lin holds MBA degree from China Central South University received in June 1994.

      MR. FENG DAI. Mr. Feng Dai (37) has served as the General Manager for CDI
Wanda Alternative Energy Co. Ltd. since March 2007. Mr. Dai was General Manager and Director for Jinan Wanda New Energy Co. Ltd. from January 2000 to March
2007. From January 1996 to December 1999, Mr. Dai was founder and director of
Jinan Wanda New Energy Research Institute, a research center of alternative energy. From December 1993 to December 1999, Mr. Dai was vice Director of Bengbu
Police Office. Mr. Dai holds a BS degree from East China University of Science and Technologies and studied MBA program at Qinghua University.

      MR. ZHOU ZAIGEN. Mr. Zaigen Zhou (42) has served as Vice General Manager for CDI Wanda Alternative Energy Co. Ltd. from March 2007, in charge of the technical service and workshop. Mr. Zhou was Vice President for Jinan Wanda New
Energy Co. Ltd. since February 1998; he was responsible for the processing of waste tires, technology development and service. From January 1996 to February
1998, Mr. Zhou was chief technology officer for a Sino-American enterprise, in charge of its chemical technology development. From September 1987 to January
1996, Mr. Zhou was a technical manager for Shandong Wuhuan Group, in charge of all chemical related technologies. Mr. Zhou graduated from Shanghai Light
Industry College in 1987.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

      Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(d) of the Securities Exchange Act during the fiscal year ended December 31, 2006 and Forms 5 and amendments thereto furnished to us with respect to the fiscal year ended December 31, 2006, as well as any written representation from a reporting person that no Form 5 is required, we are aware that the above Board members failed to file on a timely basis, as disclosed in the aforementioned Forms, reports required by Section 16(a) of the
Securities Exchange Act during the fiscal year ended December 31, 2006, except as set forth below:

      -     Dr. Wang failed to timely file one Form 4 which reported three transactions in which he gifted shares of our common stock owned by him to various trusts for the benefit of his spouse and minor daughter. Such report has subsequently been filed.

CODE OF BUSINESS CONDUCT AND ETHICS

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

      A copy of our Code of Business Conduct and Ethics has been filed with the
Securities and Exchange Commission as an exhibit to this report. We will provide a copy, without charge, to any person desiring a copy of the Code of Business
Conduct and Ethics, by written request to 5301 North Federal Highway, Suite 120,
Boca Raton, Florida 33487, Attention: Corporate Secretary.

COMMITTEES OF THE BOARD OF DIRECTORS

      Our Board of Directors has not established any committees, including an
Audit Committee, a Compensation Committee or a Nominating Committee, any
committee performing a similar function. The functions of those committees are being undertaken by the entire board as a whole. Because we do not have any independent directors, our Board of Directors believes that the establishment of committees of the Board would not provide any benefits to our company and could be considered more form than substance.

      We do not have a policy regarding the consideration of any director candidates which may be recommended by our stockholders, including the minimum qualifications for director candidates, nor has our Board of Directors established a process for identifying and evaluating director nominees. We have not adopted a policy regarding the handling of any potential recommendation of director candidates by our stockholders, including the procedures to be followed. Our Board has not considered or adopted any of these policies as we have never received a recommendation from any stockholder for any candidate to serve on our Board of Directors. Given our relative size and lack of directors and officers insurance coverage, we do not anticipate that any of our stockholders will make such a recommendation in the near

future. While there have been no nominations of additional directors proposed, in the event such a proposal is made, all members of our Board will participate in the consideration of director nominees.

      None of our directors is an "audit committee financial expert" within the meaning of Item 401(e) of Regulation S-B. In general, an "audit committee financial expert" is an individual member of the audit committee or Board of
Directors who:

      -     understands generally accepted accounting principles and financial statements,

      -     is able to assess the general application of such principles in connection with accounting for estimates, accruals and reserves,

      -     has experience preparing, auditing, analyzing or evaluating financial statements comparable to the breadth and complexity to our financial statements,

      -     understands internal controls over financial reporting, and

      -     understands audit committee functions.

      Our Board of Directors is comprised of individuals who were integral to our formation and who are involved in our day to day operations. While we would prefer that one or more of our directors be an audit committee financial expert, none of these individuals who have been key to our development have professional backgrounds in finance or accounting. When we are able to expand our Board of
Directors to include one or more independent directors, we intend to establish an Audit Committee of our Board of Directors. It is our intention that one or more of these independent directors will also qualify as an audit committee financial expert. Our securities are not quoted on an exchange that has requirements that a majority of our Board members be independent and we are not currently otherwise subject to any law, rule or regulation requiring that all or any portion of our Board of Directors include "independent" directors, nor are we required to establish or maintain an Audit Committee or other committee of our Board of Directors.

ITEM 10. EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

      The following table summarizes all compensation recorded by us in each of the last two completed fiscal years for our principal executive officer, each other executive officer serving as such whose annual compensation exceeded
$100,000 and up to two additional individuals for whom disclosure would have been made in this table but for the fact that the individual was not serving as an executive officer of our company at December 31, 2006.

      Throughout fiscal 2006, China Direct Consulting assigned a portion of shares it received from its clients to each of Dr. Wang and Messrs. Siegel and
Stein as set forth below:

Employee                           Value of Securities Assigned
--------------------               ----------------------------

Yuejian (James) Wang ...........            $ 308,832
Marc Siegel ....................            $ 510,252
David Stein ....................            $ 237,716

      China Direct Consulting received various securities from its consulting clients as compensation for its services under the terms of agreements. While the term of each of these agreements is for a period of three years, the compensation payable to China Direct Consulting was paid to it at the onset of each of the agreements. This revenue is being amortized over the term of each of the respective agreements. Each of these officers has accepted these shares in lieu of the salary due under the terms of their respective employment agreements as described below. We have recognized compensation expense equal to the salary due under each of these agreements for fiscal 2006, with the difference between this amount and the

total value of the securities assigned to each executive officer being recorded as a prepaid expense up to the total amount which would be due under the employment agreements for a three year term. Any excess over this amount has been recognized as a bonus for fiscal 2006.

      While under the terms of each of the consulting agreements the compensation is not refundable to the client company by China Direct Consulting in the event of an early termination of the consulting agreement, each of Dr.
Wang and Messrs. Siegel and Stein have agreed that if they should fail to provide services to us under their employment agreement for the three year period ending on December 31, 2008, they shall return to us the value of any unearned compensation resulting from the assignment of these securities to them in fiscal 2006.

                                                    SUMMARY COMPENSATION TABLE
                                                                                             Non-
                                                                                Non-Equity   qualified
                                                                                Incentive    Deferred    All
                                                                                Plan         Compen-     Other
                                                          Stock     Option      Compen-      sation      Compen-
Name and principal                  Salary     Bonus      Awards    Awards      sation       Earnings    sation    Total
position                   Year     ($)        ($)        ($)       ($)         ($)          ($)         ($)       ($)
(a)                        (b)      (c)        (d)        (e)       (f)         (g)          (h)         (i)       (j)
-------------------------  ----     -------    ------     ------    ---------   ----------   ---------   -------   ----------

Yuejian (James) Wang,
Ph.D. (1) ...............  2006     100,000         0          0            0           0           0     10,768      110,768
Marc Siegel (2) .........  2006     100,000    60,252          0            0           0           0      3,598      163,850
David Stein (3) .........  2006      75,000         0          0            0           0           0          0       75,000
Alvin Siegel (4) ........  2006           0         0          0            0           0           0          0            0
Dr. Irwin Horowitz (5) ..  2006           0         0          0            0           0           0    $     0   $        0
                           2005      12,000         0          0    4,200,000           0           0    $     0    4,212,000
Gary Schultheis (6) .....  2005       2,000         0          0      700,000           0           0      6,144      708,144
Herbert Tabin (7) .......  2005       2,000         0          0      700,000           0           0      6,144      708,144

(1)   Dr. Wang has served as our Chairman and CEO since August 16, 2006. All other compensation represents the cost of health insurance we provide to Dr.
Wang.

(2)   Mr. Marc Siegel has served as our President and a member of our Board of
Directors since August 16, 2006. The bonus paid to Mr. Siegel in fiscal represents the excess over the total value of the securities assigned to Mr.
Siegel in fiscal 2006 as described earlier in this section less the amounts which are allocated to salary under the terms of his employment agreement. All other compensation represents the cost of health insurance we provide to Mr.
Siegel.

(3)   Mr. Stein has served as our Chief Operating Officer and a member of our
Board of Directors since August 16, 2006.

(4)   Mr. Alvin Siegel served as our President and a member of our Board of
Directors from May 25, 2006 until August 16, 2006. Mr. Alvin Siegel is the father of Mr. Marc Siegel.

(5)   Dr. Horowitz served as our President and Chief Executive Officer from
January 22, 2005 until May 25, 2006. Dr. Horowitz's 2005 compensation included options to purchase 500,000 shares of our common stock with an exercise price of
$30.00 per share valued at $3,500,000 and options to purchase 50,000 shares of our common stock with an exercise price of $0.10 per share valued at
$700,000. Excluded from Dr. Horowitz's compensation for fiscal 2005 is compensation paid to Diversifax Inc., a company of which Dr. Horowitz was an officer, director and principal shareholder, under the terms of a management agreement. See Part III, Item 12. Certain Relationships and Related
Transactions, and Director Independence appearing later in this report.

(6)   Mr. Schultheis served as our President from February 1998 until January
2005. Mr. Schultheis' 2005 compensation includes salary paid to him from January
1, 2005 until January 26, 2005 and amounts paid to him under the Separation and
Severance Agreement entered into with Mr. Schultheis on January 26, 2005, including:

      -     $2,000 in salary,

      -     $6,144 which represented the amount due for COBRA-related expenses for the six month period following his separation from our company, and

      -     options awards to purchase 100,000 shares of our common stock at an exercise price of $30.00 per share valued at $700,000.

(7)   Mr. Tabin served as our Director of Marketing from February 1998 until
January 2005. Mr. Tabin's 2005 compensation includes salary paid to him from
January 1, 2005 until January 26, 2005 and amounts paid to him under the
Separation and Severance Agreement entered into with Mr. Tabin on January 26,
2005, including:

      -     $2,000 in salary,

      -     $6,144 which represented the amount due for COBRA-related expenses for the six month period following his separation from our company, and

      -     options awards to purchase 100,000 shares of our common stock at an exercise price of $30.00 per share valued at $700,000.

EMPLOYMENT AGREEMENTS

      In August 2006 we entered into an employment agreements with Dr. Wang and
Messrs. Siegel and Stein. These individuals had each previously been a party to an employment agreement with China Direct Consulting which terminated on the closing date of the reverse merger as described elsewhere herein. The terms of each of these agreements are generally the same and provide that each employee is entitled to annual bonuses as determined by the Board of Directors based upon their evaluation of a variety of factors including our revenues, net income and other financial and operating factors the Board deems appropriate. Each employee is also entitled to participate in any of our employee benefit plans and he will be reimbursed for reasonable business expenses incurred by him on our behalf.
The employment agreements also contain customary confidentiality and non-compete provisions.

      Each employee's employment may be terminated upon his death or disability, and with or without cause. In the event we should terminate his employment upon his death or disability, for cause (as defined in the agreement) or if he should resign, he is entitled to payment of his base salary through the date of termination, any earned but unpaid bonuses, reimbursement for any unreimbursed business expenses and any employment benefits, if any, that he is then legally entitled to receive. At our option we may terminate his employment without cause in which event he is entitled to payment of his base salary through the date of termination and for a period of the earlier of 18 months or the expiration date of the agreement, any earned but unpaid bonuses, reimbursement for any unreimbursed business expenses, any employment benefits, if

any, that he is then legally entitled to receive and all unvested options will immediately vest and become exercisable.

      The terms of the agreements which are specific to each individual are as follows:

Yuejian (James) Wang, Ph.D.

      Under the terms of his employment agreement which expires on December 31,
2009, Dr. Wang will receive an annual base salary of $100,000 for fiscal 2006, which escalates during the term of the agreement to $150,000 for fiscal 2007,
$200,000 for fiscal 2008 and $250,000 for fiscal 2009. He was also granted five-year options to purchase 2,200,000 shares of our common stock a portion of which vest over a three year period and are exercisable at prices ranging from
$0.01 to $10.00 per share as additional compensation. These options were identical to options he had previously held in China Direct Consulting which were exchanged for options in our company pursuant to the terms of the reverse merger.

Marc Siegel

      Under the terms of his employment agreement, which expires on December 31,
2009, Mr. Siegel will receive an annual base salary of $100,000 for fiscal 2006, which escalates during the term of the agreement to $150,000 for fiscal 2007,
$200,000 for fiscal 2008 and $250,000 for fiscal 2009. He was also granted five-year options to purchase 2,200,000 shares of our common stock a portion of which vest over a three year period and are exercisable at prices ranging from
$0.01 to $10.00 per share as additional compensation. These options were identical to options he had previously held in China Direct Consulting which were exchanged for options in our company pursuant to the terms of the reverse merger.

David Stein

      Under the terms of his employment agreement, which expires on December 31,
2009, Mr. Stein will receive an annual base salary of $75,000 for fiscal 2006, which escalates during the term of the agreement to $100,000 for fiscal 2007 and fiscal 2008 and $125,000 for fiscal 2009. He was also granted five-year options to purchase 1,100,000 shares of our common stock a portion of which vest over a three year period and are exercisable at prices ranging from $0.01 to $10.00 per share as additional compensation. These options were identical to options he had previously held in China Direct Consulting which were exchanged for options in our company pursuant to the terms of the reverse merger.

                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

      The following table provides information concerning unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of December 31, 2006:

                                        OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

                                  OPTION AWARDS                                                   STOCK AWARDS
-------------------------------------------------------------------------------   -----------------------------------------
                                                                                                                   Equity
                                                                                                                 Incentive
                                                                                                      Equity       Plan
                                                                                           Market    Incentive    Awards:
                                                                                  Number   Value       Plan       Market or
                                                                                    of       of       Awards:     Payout
                                              Equity                              Shares   Shares    Number of   Value of
                                            Incentive                               or        or     Unearned    Unearned
                                            Plan Awards:                          Units     Units     Shares,     Shares,
              Number of       Number of      Number of                              of       of      Units or    Units or
             Securities      Securities     Securities                            Stock     Stock     Other        Other
             Underlying      Underlying     Underlying                             That     That      Rights       Rights
             Unexercised     Unexercised    Unexercised     Option                 Have     Have     that Have   That Have
               Options        Options        Unearned      Exercise    Option       Not      Not        Not         Not
                (#)             (#)           Options       Price    Expiration   Vested   Vested     Vested      Vested
Name         Exercisable    Unexercisable      (#)           ($)        Date       (#)      ($)         (#)        (#)
(a)             (b)             (c)            (d)           (e)        (f)        (g)      (h)         (i)        (j)
----------   -----------    -------------   -----------    --------  ----------   ------   ------    ---------   ----------

Yuejian
(James)
Wang (1) ....  400,000                                       0.01     1/01/10
               400,000                                       2.50     1/01/11
                               400,000                       5.00     1/01/12
                               500,000                       7.50     1/01/13
                               500,000                      10.00     1/01/14

Marc
Siegel (2) ..  400,000                                       0.01     1/01/10
               400,000                                       2.50     1/01/11
                               400,000                       5.00     1/01/12
                               500,000                       7.50     1/01/13
                               500,000                      10.00     1/01/14

David
Stein (3) ...  200,000                                       0.01     6/01/10
               200,000                                       2.50     1/01/11
                               200,000                       5.00     1/01/12
                               250,000                       7.50     1/01/13
                               250,000                      10.00     1/01/14

(1)   The number of vested options held by Dr. Wang at December 31, 2006 as set forth in column (b) includes:

      -     options to purchase 400,000 shares of common stock at an exercise price of $0.01 per share which vested on January 1, 2005, and

      -     options to purchase 400,000 shares of common stock at an exercise price of $2.50 per share which vested on January 1, 2006.

      The number of unvested options held by Dr. Wang at December 31, 2006 as set forth in column (c) includes:

      -     options to purchase 400,000 shares of common stock at an exercise price of $5.00 per share which vested on January 1, 2007,

      -     options to purchase 500,000 shares of common stock at an exercise price of $7.50 per share which vest on January 1, 2008, and

      -     options to purchase 500,000 shares of common stock at an exercise price of $10.00 per share which vest on January 1, 2009.

(2)   The number of vested options held by Mr. Siegel at December 31, 2006 as set forth in column (b) includes:

      -     options to purchase 400,000 shares of common stock at an exercise price of $0.01 per share which vested on January 1, 2005, and

      -     options to purchase 400,000 shares of common stock at an exercise price of $2.50 per share which vested on January 1, 2006.

      The number of unvested options held by Mr. Stein at December 31, 2006 as set forth in column (c) includes:

      -     options to purchase 400,000 shares of common stock at an exercise price of $5.00 per share which vested on January 1, 2007,

      -     options to purchase 500,000 shares of common stock at an exercise price of $7.50 per share which vest on January 1, 2008, and

      -     options to purchase 500,000 shares of common stock at an exercise price of $10.00 per share which vest on January 1, 2009.

(3)   The number of vested options held by Mr. Stein at December 31, 2006 as set forth in column (b) includes:

      -     options to purchase 200,000 shares of common stock at an exercise price of $0.01 per share which vested on June 1, 2005, and

      -     options to purchase 200,000 shares of common stock at an exercise price of $2.50 per share which vested on January 1, 2006.

      The number of unvested options held by Mr. Stein at December 31, 2006 as set forth in column (c) includes:

      -     options to purchase 200,000 shares of common stock at an exercise price of $5.00 per share which vested on January 1, 2007,

      -     options to purchase 250,000 shares of common stock at an exercise price of $7.50 per share which vest on January 1, 2008, and

      -     options to purchase 200,000 shares of common stock at an exercise price of $10.00 per share which vest on January 1, 2009.

STOCK OPTION PLANS

      We presently have four stock option plans; our Evolve One, Inc. Stock
Option Plan (the "1999 Plan"), our 2005 Equity Compensation Plan (the "2005
Plan"), our 2006 Equity Compensation Plan ("2006 Equity Plan") and our 2006
Stock Compensation Plan ("2006 Stock Plan"). The purpose of the each of the plans is to advance the interests of our company by providing an incentive to attract, retain and motivate highly qualified and competent persons who are important to us and upon whose efforts and judgment the success of our company is largely dependent, including our officers and directors, key employees, consultants and independent contractors. Our officers, directors, key employees and consultants are eligible to receive awards under the each of the plans. Only our employees are eligible to receive incentive options.

      Our plans are administered by our Board of Directors. The Board of
Directors determines, from time to time, those of our officers, directors, employees and consultants to whom plan options will be granted, the terms and provisions of the plan options, the dates such plan options will become exercisable, the number of shares subject to each plan option, the purchase price of such shares and the form of payment of such purchase price. All other questions relating to the administration of our plans, and the interpretation of the provisions thereof are to be resolved at the sole discretion of the Board of
Directors.

      The Board of Directors may amend, suspend or terminate either the 1999
Plan, the 2005 Plan, the 2005 Equity Plan or the 2006 Stock Plan at any time, except that no amendment shall be made which:

      -     increases the total number of shares subject to the plan or changes the minimum purchase price therefore (except in either case in the event of adjustments due to changes in our capitalization),

      -     affects outstanding options or any exercise right thereunder,

      -     extends the term of any option beyond 10 years, or

      -     extends the termination date of the plan.

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
Under the 1999 Plan we have reserved 80,000 shares of common stock for the grant of qualified incentive options or non-qualified options. At December 31, 2006, we had options to purchase an aggregate of 480 shares of common stock outstanding under the 1999 Plan at exercise prices ranging from $2.25 to $56.25 per share.

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

2005 Equity Compensation Plan, 2006 Equity Compensation Plan and 2006 Stock
Compensation Plan

      On May 6, 2005, our Board of Directors authorized the 2005 Plan covering
1,000,000 shares of common stock. Since the 2005 Plan was not approved by our stockholders prior to May 6, 2006, incentive stock options may not be awarded under the 2005 Plan and any incentive stock options previously awarded under the
2005 Plan have been converted into non-qualified options upon terms and conditions determined by the Board, as nearly as is reasonably practicable in its sole determination, the terms and conditions of the incentive stock options being so converted. At December 31, 2006, we had options to purchase an aggregate of 260,500 shares of common stock outstanding under the 2005 Plan at exercise prices ranging from $15.00 to $30.00 per share.

      On August 16, 2006, our Board of Directors authorized the 2006 Equity Plan covering 10,000,000 shares of common stock, which was approved by a majority of our shareholders on August 16, 2006. At December 31, 2006, we had options to purchase an aggregate of 7,088,000 shares of common stock outstanding under the
2006 Equity Plan at exercise prices ranging from $0.01 to $10.00 per share.

      On October 19, 2006, our Board of Directors authorized the 2006 Stock Plan covering 2,000,000 shares of our common stock. If the 2006 Stock Plan is not approved by our stockholders prior to October 19, 2007, we may no longer award incentive stock options under the 2006 Stock Plan and any incentive stock options previously awarded under the 2006 Stock Plan shall be converted into non-qualified options upon terms and conditions determined by the Board, as nearly as is reasonably practicable in its sole determination, the terms and conditions of the incentive stock options being so converted. At December 31,
2006, we have granted options to purchase an aggregate of 2,000,000 shares under this plan. At March 28, 2006 we had options to purchase an aggregate of
1,590,000 shares of common stock outstanding under the 2006 Stock Plan at exercise prices ranging from $.01 to $5.00 per share.

      Plan options under the 2005 Plan may only be issued as non-qualified options. Plan options under the 2006 Equity Plan and 2006 Stock Plan
(collectively, the "2006 Plans") may either be options qualifying as incentive stock options under Code or non-qualified options. In addition, both the 2005
Plan and 2006 Plans allow for the inclusion of a reload option provision, which permits an eligible person to pay the exercise price of the option with shares of common stock owned by the eligible person and receive a new option to purchase shares of common stock equal in number to the tendered shares.
Furthermore, compensatory stock amounts may also be issued. Additionally, deferred stock grants and stock appreciation rights may also be granted under the 2005 Plan and the 2006 Plans. Any incentive option granted under the 2006
Plans must provide for an exercise price of not less than 100% of the fair market value of the underlying shares on the date of grant, but the exercise price of any incentive option granted to an eligible employee owning more than
10% of our outstanding common stock must not be less than 110% of fair market value on the date of the grant.

      Subject to the limitation on the aggregate number of shares issuable under the 2005 Plan or the 2006 Plans, there is no maximum or minimum number of shares as to which a stock grant or plan option may be granted to any person. Shares used for stock grants and plan options may be authorized and unissued shares or shares reacquired by us, including shares purchased in the open market. Shares covered by plan options which terminate unexercised will again become available for grant as additional options, without decreasing the maximum number of shares issuable under the 2005 Plan or the 2006 Plans, although such shares may also be used by us for other purposes.

      The 2005 Plan and the 2006 Plans provide that, if our outstanding shares are increased, decreased, exchanged or otherwise adjusted due to a share dividend, forward or reverse share split, recapitalization, reorganization, merger, consolidation, combination or exchange of shares, an appropriate and proportionate adjustment shall be made in the number or kind of shares subject to the plan or subject to unexercised options and in the purchase price per share under such options. Any adjustment, however, does not change the total purchase price payable for the shares subject to outstanding options. In the event of our proposed dissolution or liquidation, a proposed sale of all or substantially all of our assets, a merger or tender offer for our shares of common stock, the Board of Directors may declare that each option granted under the plan shall terminate as of a date to be fixed by the Board of Directors;
provided that not less than 30 days written notice of the date so fixed shall be given to each participant holding an option, and each such participant shall have the right, during the period of 30 days preceding such termination, to exercise the participant's option, in whole or in part, including as to options not otherwise exercisable.

      The 2005 Plan and the 2006 Plans provide that, with respect to incentive stock options, the aggregate fair market value (determined as of the time the option is granted) of the shares of common stock, with respect to which incentive stock options are first exercisable by any option holder during any calendar year shall not exceed $100,000. The purchase price for shares subject to incentive stock options must be at least 100% of the fair market value of our common stock on the date the option is granted, except that the purchase price must be at least 110% of the fair market value in the case of an incentive option granted to a person who is a "10% stockholder". A "10% stockholder" is a person who owns (within the meaning of Section 422(b)(6) of the Code) at the time the incentive option is granted, shares possessing more than 10% of the total combined voting power of all classes of our outstanding shares. The 2005
Plan and the 2006 Plans provide that fair market value shall be determined by the Board in accordance with procedures which it may from time to time establish. If the purchase price is paid with consideration other than cash, the
Board will determine the fair value of such consideration to us in monetary terms. The exercise price of non-qualified options shall be determined by the
Board of Directors, but cannot be less than the par value of our common stock on the date the option is granted.

      All plan options are nonassignable and nontransferable, except by will or by the laws of descent and distribution, and during the lifetime of the optionee, may be exercised only by such optionee, except as provided by the
Board. If an optionee shall die while our employee or within three months after termination of employment by us because of disability, or retirement or otherwise, such options may be exercised, to the extent that the optionee shall have been entitled to do so on the date of death or termination of employment, by the person or persons to whom the optionee's right under the option pass by will or applicable law, or if no such person has such right, by his executors or administrators. Options are also subject to termination by the Board under certain conditions.

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
Non-qualified options are not subject to the foregoing restrictions unless specified by the Board of Directors.

                            COMPENSATION OF DIRECTORS

      Our Board of Directors is presently comprised of our executive officers who do not receive compensation for their services as directors. At such time as we expand our Board of Directors to include independent members we will establish a policy for the compensation of those members.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
         RELATED STOCKHOLDER MATTERS

      At March 28, 2007 we had 13,273,433 shares of our common stock issued and outstanding. The following table sets forth information regarding the beneficial ownership of our common stock as of March 28, 2007 by:

      -     each person known by us to be the beneficial owner of more than 5%
            of our common stock;

      -     each of our directors;

      -     each of our executive officers; and

      -     our executive officers, directors and director nominees as a group.

      Unless otherwise indicated, the business address of each person listed is in care of 5301 North Federal Highway, Suite 120, Boca Raton, Florida 33487. The
percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on that date and all shares of our common stock issuable to that holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by that person at that date which are exercisable within 60 days of that date. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent that power may be shared with a spouse.

                                                        AMOUNT AND
                                                         NATURE OF
                                                        BENEFICIAL    PERCENTAGE
NAME OF BENEFICIAL OWNER                                OWNERSHIP      OF CLASS
----------------------------------------------------    ----------    ----------

Dr. Yuejian (James) Wang (1) .......................     3,300,000        23%
Marc Siegel (2) ....................................     5,200,000        36%
David Stein (3) ....................................     2,683,114        19%
Yi (Jenny) Liu (4) .................................        48,000         0%
All officers and directors as a group
  (three persons) (1)(2)(3)(4) .....................    13,083,114
Richard Galterio (5) ...............................     1,200,000         8%

*     represents less than 1%

(1)   The number of shares beneficially owned by Dr. Wang includes

      -     2,100,000 shares of our common stock which are held by Dragon Fund
            Management LLC, an entity in which Dr. Wang owns 1% of the membership interests and holds 50% of the voting control;

      -     400,000 shares of our common stock underlying options with an exercise price of $0.01 per share,

      -     400,000 shares of our common stock underlying options with an exercise price of $2.50 per share, and

      -     400,000 shares of our common stock underlying options with an exercise price of $5.00 per share.

      The number of shares beneficially owned by Dr. Wang excludes an aggregate of 1,900,000 shares of our common stock held by trusts for the benefit of his wife and minor child over which he disclaims beneficial ownership, 500,000 shares underlying options with an exercise price of $7.50 per share and 500,000 shares underlying options with an exercise price of $10.00 per share which have not vested.

(2)   The number of shares beneficially owned by Mr. Siegel includes:

      -     4,000,000 shares of our common stock

      -     400,000 shares of our common stock underlying options with an exercise price of $0.01 per share,

      -     400,000 shares of our common stock underlying options with an exercise price of $2.50 per share, and

      -     400,000 shares of our common stock underlying options with an exercise price of $5.00 per share.

      The number of shares beneficially owned by Mr. Siegel excludes 500,000 shares underlying options with an exercise price of $7.50 per share and 500,000 shares underlying options with an exercise price of $10.00 per share which have not vested.

(3)   The number of shares beneficially owned by Mr. Stein includes:

      -     2,083,114 shares of our common stock

      -     200,000 shares of our common stock underlying options with an exercise price of $0.01 per share;

      -     200,000 shares of our common stock underlying options with an exercise price of $2.50 per share; and

      -     200,000 shares of common stock underlying options with an exercise price of $5.00 per share.

      The number of shares beneficially owned by Mr. Stein excludes 250,000 shares underlying options with an exercise price of $7.50 per share and 250,000 shares underlying options with an exercise price of $10.00 per share which have not yet vested.

(4)   The number of shares beneficially owned by Ms. Liu does excludes 48,000 shares of our common stock underlying options with an exercise price of $2.50 per share which have not vested.

(5)   The number of shares beneficially owned by Mr. Galterio includes:

      -     1,000,000 shares of our common stock underlying options with an exercise price of $0.30 per share;

      -     200,000 shares of our common stock underlying options with an exercise price of $2.50 per share; and

      -     200,000 shares of common stock underlying options with an exercise price of $5.00 per share.

      The number of shares beneficially owned by Mr. Galterio excludes 250,000 shares underlying options with an exercise price of $7.50 per share and 250,000 shares underlying options with an exercise price of $10.00 per share which have not yet vested.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

      The following table sets forth securities authorized for issuance under equity compensation plans, including individual compensation arrangements, by us under our Evolve One, Inc. Stock Option Plan and any compensation plans not previously approved by our stockholders as of December 31, 2006.

                                                                                                           Number of
                                                                                                           securities
                                                                                                           remaining
                                                                    Number of                            available for
                                                                 securities to                          future issuance
                                                                 be issued upon    Weighted average       under equity
                                                                   exercise of       exercise price       compensation
                                                                  outstanding       of outstanding      plans (excluding
                                                                    options,            options,           securities
                                                                  warrants and       warrants and         reflected in
                                                                   rights (a)         rights (b)         column (a)) (c)
                                                                 --------------    ----------------     -----------------

Plan category

Plans approved by our stockholders:
             Evolve One, Inc. Stock Option Plan ...............         28,960         $52.60                    49,520

Plans not approved by stockholders:
               2005 Equity Compensation Plan ..................        811,250         $27.90                   738,750
               2006 Equity Compensation Plan ..................      7,088,000         $ 5.00                 2,912,000
               2006 Stock Compensation Plan ...................      2,000,000         $ 2.50                         0

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
         INDEPENDENCE

      Commencing in August 2006 following the reverse merger with China Direct
Consulting we began subleasing our office space from two related parties, one of which is owned by Dr. Wang, our CEO and the other of which is owned by Mr.
Siegel, our President. China Direct Consulting subleased this same office space from the two related parties. Our rent expense to these related parties was approximately $17,000 for fiscal 2006. In October 2006, China Direct
Investments, Inc. entered into a new lease agreement directly with the landlord.
The terms of the new lease agreements are identical to the original lease agreements.

      From time to time our executive officers have advanced funds to us for working capital. At December 31, 2006 we owed these related parties approximately $140,000. The amounts due to the officers are non-interest bearing, unsecured, and payable on demand. As of March 28, 2007, the $140,000 was repaid to these related parties.

      In February 2005, we entered into a three year mutual agreement with CIIC
Investment Banking Services (Shanghai) Company, Limited. Mr. Marc Siegel, our
President, is also the chairman of the board and a 20% owner of CIIC Investment
Banking Services (Shanghai) Company Limited, and Dr. James Wang, our CEO, is a
member of its Board of Directors. In fiscal 2005 we paid CIIC Investment Banking
Services (Shanghai) Company Limited $117,000 which represented the value of
900,000 shares of common stock we received from a client company for our services which we assigned to CIIC Investment Banking Services (Shanghai)
Company, Limited as compensation for services rendered by it to us in connection with that engagement. CIIC Investment Banking Services (Shanghai) Company,
Limited discontinued its operations in December 2006.

      We provide consulting services to Dragon Capital Group Corp. Mr. Lisheng
(Lawrence) Wang is CEO and Chairman of the board of Dragon Capital Group Corp.
and the brother of Dr. James Wang, our CEO and Chairman. In addition, Mr. Robert
Zhuang, a former Vice President and former director of Dragon Capital Group
Corp., is the General Management of CDI Shanghai Management and was an officer of CIIC Investment Banking Services (Shanghai) Company, Limited until its dissolution in December 2006. Mr. Zhuang is also the brother of Dr. James Wang.
We recognized approximately $517,000 in revenues during fiscal 2006 and revenues of approximately $849,000 during 2005 for services provided to Dragon Capital
Group Corp. These services were paid for through cash and the issuance to us of shares of Dragon Capital Group Corp. which are included on our balance sheet at
December 31, 2006 as investment in marketable securities held for sale and valued at $1,325,400.

      From time to time Lang Chemical engages in transactions with related parties, including the following:

      -     Lang Chemical rents its principal executive offices from Ms. Zhu, an officer and principal shareholder of the company. In lieu of paying rent for the use of these facilities, Lang Chemical has permitted Ms. Zhu to rent the office space owned by Lang Chemical which it does not presently use and retain the monthly rent of approximately $3,125 she receives from the rental of that space.
It is anticipated that this arrangement will cease in January 2008, and

      -     From time to time Shanghai Liyuan Chemical Corporation, Ltd., an inactive company owned by Mr. Chen, an officer and principal shareholder of the company, advances funds to Lang Chemical for working capital. The advances are non-interest bearing, unsecured and payable on demand. At December 31, 2006 and
2005 Lang Chemical owed this related party $0 and $1,085,155, respectively. In addition, from time to time Lang Chemical has advanced funds to Mr. Chen. At
December 31, 2006 and 2005 he owed Lang Chemical $0 and $227,570, respectively.
Following the closing of our acquisition of a majority interest in Lang
Chemical, we instituted a corporate policy whereby Lang Chemical is no longer permitted to borrow funds from, or advance funds to, Mr. Chen or any related entity. The net amount Lang owes Mr. Chen, which was $178,470 at December 31,
2006, are forgiven by him prior to the end of fiscal 2006; The forgiveness of
$178,470 were recorded against additional paid in capital on Lang's year ended
2006 financial statements.

      From time to time Changxin Trading has engaged in transactions with related parties, including:

      -     it purchases products Taiyuan YiWei Magnesium and its affiliated entities (collectively, the Taiyuan YiWei Magnesium Group") for resale to its customers. For the fiscal years ended December 31, 2006 and 2005, Changxin
Trading purchased $18,614,248 and $11,050,596, respectively, of products from the Taiyuan YiWei Magnesium Group for resale. At December 31, 2006 and 2005,
Changxin Trading owed the Taiyuan YiWei Magnesium Group $1,546,880 and
$1,264,765, respectively, for these purchases.

      -     from time to time Changxin Trading would receive working capital advances from, or make working capital advances to, Taiyuan YiWei Magnesium and its affiliates. The advances were non-interest bearing, unsecured and due on demand. At December 31, 2006 and 2005 Changxin Trading's financial statements which appear elsewhere in this report reflect an aggregate of $0 and $640,981, respectively, due from related parties, which includes $0 and $619,153, respectively, due from Taiyuan YiWei Magnesium and its affiliates. At December
31, 2005 Changxin Trading did not owe Taiyuan YiWei Magnesium or its affiliates any funds for working capital advances. At December 31, 2006 Changxin Trading owed Taiyuan YiWei Magnesium or its affiliates $0 and Changxin Trading was not owed any funds by these entities,

      -     from time to time Changxin Trading also advances funds to its executive officers, XiaRui Su, and Lei Fi Huang. At December 31, 2006 and 2005
these executive officers owed Changxin Trading $0 and $21,828, respectively.
These amounts are non-interest bearing, unsecured and due on demand.

DIRECTOR INDEPENDENCE

      None of the members of our Board of Directors are "independent" within the meaning of Marketplace Rule 4200 of the National Association of Securities
Dealers, Inc.

ITEM 13. EXHIBITS

      The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

Exhibit No.                       Description of Exhibit
-----------                       ----------------------

2.1          Agreement and Plan of Reorganization with International Internet,
             Inc. (2)
2.2          Certificate of Ownership and Merger (3)
3.1          Certificate of Incorporation (1)
3.2          Bylaws (1)
3.3          Certificate of Amendment to the Certificate of Incorporation filed with the Delaware Secretary of State on August 17, 2006 (10)
4.1          Form of Class A Common Stock Purchase Warrant (12)
4.2          Form of Class B Common Stock Purchase Warrant (12)
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
10.4         Employment Agreement with Mr. Gary Schultheis (8)
10.5         Employment Agreement with Mr. Herb Tabin (8)
10.6         Separation and Severance Agreement with Mr. Gary Schultheis (9)
10.7         Separation and Severance Agreement with Mr. Herb Tabin (9)
10.8         Stock Exchange Agreement dated August 16, 2006 by and between the company, China Direct Investments, Inc. and the shareholders of
             China Direct Investments, Inc. (10)
10.9         Employment Agreement dated August 16, 2006 by and between the company and Yuejian (James) Wang (10)
10.10        Employment Agreement dated August 16, 2006 by and between the company and Marc Siegel (10)
10.11        Employment Agreement dated August 16, 2006 by and between the company and David Stein (10)
10.12        Employment Agreement dated August 16, 2006 by and between the company and Yi ("Jenny") Liu (10)
10.13        Employment Agreement dated August 16, 2006 by and between the company and Qingchen Zhao.(10)
10.14        2006 Equity Compensation Plan (10)
10.15        Consulting Agreement dated March 1, 2006 by and between China
             Direct Investments, Inc. and Richard Galterio (10)
10.16        Consulting Agreement dated August 24, 2005 by and between China
             Direct Investments, Inc. and Linkwell Corporation (10)
10.17        Consulting Agreement dated January 2006 by and between China Direct
             Investments, Inc. and Sunwin International Neutraceuticals, Inc.
             (10)

10.18        Consulting and Management Agreement dated January 1, 2005 by and between China Direct Investments, Inc. and Dragon Capital Group
             Corp. (10)
10.19        Consulting and Management Agreement dated January 10, 2006 by and between China Direct Investments, Inc. and Dragon International
             Group Corp. (10)
10.20        Mutual Consulting Agreement dated February 1, 2005 by and between
             China Direct Investments, Inc. and CIIC Investment Banking Services
             (Shanghai) Company Limited (10)
10.21        Form of Subscription Agreement (12)
10.22        Stock Acquisition Agreement, dated Sept 24, 2006 between CDI China,
             Inc., Shanghai Lang Chemical Company, Limited, Jingdong Chen and
             Qian Zhu (13)
10.23        Share Acquisition Agreement dated October 15, 2006 by and between
             CDI China, Inc., Chang Magnesium and Yuwei Huang (14)
10.24        Employment agreement dated October 25, 2006 by and between CDI
             Shanghai Management Company, Limited and Jingdong Chen (15)
10.25        Employment agreement dated October 25, 2006 by and between CDI
             Shanghai Management Company, Limited and Qian Zhu (15)
10.26        2006 Stock Compensation Plan (16)
10.27        Authorization of Taiyuan YiWei Magnesium Co. Ltd. to acquisition of
             Chang Magnesium (17)
10.28        Consulting and Management Agreement between China Direct
             Investments, Inc. and Mr. Richard Galterio (17)
10.29        Service Agreement between China Direct Investments, Inc. and ROI
             Group Associates, Inc. (17)
10.30        Investor Relations Consulting Agreement between China Direct, Inc.
             and HC International, Inc. (17)
10.31        2005 Equity Compensation Plan (18)
10.32        Evolve One, Inc. Stock Option Plan, as amended (19)
10.33        Service Agreement between China Direct Investments, Inc. and ROTH
             Capital Partners, LLC.(17)
10.34        Consulting and Management Agreement dated January 1, 2007 by and between China Direct Investments, Inc. and Linkwell Corporation.
             (10)
14.1         Code of Business Conduct and Ethics (5)
16.1         Letter from Webb & Co., P.A. (11)
23.1         Consent of Sherb & Co., LLP*
31.1         Section 302 Certificate of Chief Executive Officer *
31.2         Section 302 Certificate of Vice President, Finance and principal financial and accounting officer *
32.1         Section 906 Certificate of Chief Executive Officer *
32.2         Section 906 Certificate of Vice President, Finance and principal financial and accounting officer *

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
      2005.
(8)   Incorporated by reference to the Report on Form 8-K as filed on January
      31, 2002.
(9)   Incorporated by reference to the Report on Form 8-K as filed on February
      1, 2005.
(10)  Incorporated by reference to the Report on Form 8-K as filed on August 17,
      2006.

(11)  Incorporated by reference to the Report on Form 8-K as filed on August 22,
      2006.
(12)  Incorporated by reference to the Report on Form 8-K as filed on September
      15, 2006.
(13)  Incorporated by reference to the Report on Form 8-K as filed on October
      14, 2006.
(14)  Incorporated by reference to the Report on Form 8-K as filed on October
      27, 2006.
(15)  Incorporated by reference to the Report on Form 8-K as filed on October
      27, 2006.
(16)  Incorporated by reference to the registration statement on Form S-8, SEC
      File No. 333-138297 as filed on October 30, 2006.
(17)  Incorporated by reference to the registration statement on Form SB-2, SEC
      File No. 333-139752 as filed on December 29, 2006.
(18)  Incorporated by reference to the registration statement on Form S-8, SEC
      File No. 333-125871, as filed on June 16, 2005.
(19)  Incorporated by reference to the registration statement on Form S-8, SEC
      File No. 333-121963, as filed on January 11, 2005.
(20)  Incorporated by reference to the Report on Form 8-K as filed on November
      21, 2006.
(21)  Incorporated by reference to the Report on Form 8-K as filed on December
      27, 2006.
(22)  Incorporated by reference to the Report on Form 8-K as filed on February
      13, 2007.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

      Webb & Company, P.A. served as our independent registered public accounting firm for fiscal 2005 and Sherb & Co, LLP served as our independent registered public accounting firm for fiscal 2006. The following table shows the fees that were billed for the audit and other services provided by the respective firm for fiscal 2006 and 2005.

                                   Fiscal 2006       Fiscal 2005
                                   -----------       -----------

Audit Fees ...................       $ 90,000          $ 16,878
Audit-Related Fees ...........              0             3,035
Tax Fees .....................              0                 0
All Other Fees ...............         72,500                 0
                                      -------          --------
       Total .................       $162,500          $ 19,913
                                     ========          ========

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

      All Other Fees -- This category consists of fees for other miscellaneous
Items, including audits of Lang Chemical and Chang Magnesium.

      Our Board of Directors has adopted a procedure for pre-approval of all fees charged by the our independent auditors. Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services.
Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting. The audit and tax fees paid to the auditors with respect to fiscal year 2006 were pre-approved by the entire Board of Directors.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             China Direct, Inc.

April 2, 2007                By:  /s/ Yuejian (James) Wang
                                  ------------------------
                                  Yuejian (James) Wang, Chief Executive Officer,
                                  director, principal executive officer

                             By:  /s/ Yi (Jenny) Liu
                                  ------------------------
                                  Yi (Jenny) Liu, Vice President, Finance,
                                  principal accounting and financial officer

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       SIGNATURE                           TITLE                       DATE
       ---------                           -----                       ----

/s/ Yuejian (James) Wang    President, Chief Executive Officer,    April 2, 2007
------------------------    director, principal executive
Yuejian (James) Wang        officer

/s/ Marc Siegel             President and director                 April 2, 2007
---------------
Marc Siegel

/s/ David Stein             Chief Operating Officer and director   April 2, 2007
---------------
David Stein

                       CHINA DIRECT, INC AND SUBSIDIARIES

                              FINANCIAL STATEMENTS

                      FOR THE YEAR ENDED DECEMBER 31, 2006

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                    CONTENTS

Report of Independent Registered Public Accounting Firm .......        F-2

Consolidated Financial Statements

Notes to Consolidated Financial Statements ....................        F-7 to 43

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Directors
China Direct, Inc.

We have audited the accompanying consolidated balance sheet of China Direct, Inc and its Subsidiaries as of December 31, 2006, and the related consolidated statements of operations, stockholders' equity and cash flows for the year ended
December 31, 2006 and for the period from January 18, 2005 (inception) through
December 31, 2005. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company
Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China Direct, Inc. as of
December 31, 2006, and the results of its operations and its cash flows for the year ended December 31, 2006 and for the period from January 18, 2005
(inception) through December 31, 2005 in conformity with accounting principles generally accepted in the United States.

                                         /s/ Sherb & Co., LLP
                                         ----------------------------
                                         Certified Public Accountants

Boca Raton, Florida
March 9, 2007

                               CHINA DIRECT, INC. AND SUBSIDIARIES
                                   CONSOLIDATED BALANCE SHEET
                                        December 31, 2006

                                             ASSETS

Current Assets:
Cash and cash equivalents ....................................................     $  3,030,345
Notes Receivable .............................................................          942,117
Investment in trading securities .............................................        2,166,603
Investment in trading securities-related party ...............................          311,611
Investment in marketable securities held for sale-related party ..............        1,325,400
Accounts receivable, net of allowance for doubtful accounts $110,611 .........        2,770,062
Inventories ..................................................................        5,494,292
Prepaid expenses and others ..................................................        1,272,246
                                                                                   ------------
     Total current assets ....................................................       17,312,676

Property and equipment, net of accumulated depreciation of $97,427 ...........        2,753,468
Prepaid expenses .............................................................          321,548
Cash - restricted ............................................................          447,713
                                                                                   ------------

     Total assets ............................................................     $ 20,835,405
                                                                                   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Loan payable-short term ....................................................     $  1,536,064
  Accounts payable and accrued expenses ......................................        4,517,354
  Accounts payable-related party .............................................        1,546,880
  Advances from customers ....................................................          916,764
  Deferred revenues-short term ...............................................          779,900
  Due to executive officers ..................................................          140,893
  Other payable ..............................................................           45,623
  Income tax payable .........................................................          599,699
  Deferred income tax ........................................................          440,861
                                                                                   ------------
     Total current liabilities ...............................................       10,524,038

  Loan payable-long term .....................................................           22,793
  Deferred revenues-long term ................................................          779,900

  Minority interest ..........................................................        3,644,350

Stockholders' Equity:

  Preferred Stock: $.0001 par value, 10,000,000 authoirzed, none issued ......               --
  Common Stock; $.0001 par value, 1,000,000,000 authorized,
   12,868,433 issued and outstanding .........................................            1,287
  Additional paid-in capital .................................................        4,927,343
  Deferred compensation ......................................................         (226,840)
  Accumulated comprehensive income ...........................................          532,379
  Retained earnings ..........................................................          630,155
                                                                                   ------------

     Total stockholders' equity ..............................................        5,864,324
                                                                                   ------------

     Total liabilities and stockholders' equity ..............................     $ 20,835,405
                                                                                   ============

                         See notes to consolidated financial statements

                                CHINA DIRECT, INC. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                  For the Period
                                                                                  From Inception
                                                          For the Year Ended    (January 18, 2005)
                                                           December 31, 2006     December 31, 2005
                                                          ------------------    ------------------

Revenues ...........................................         $ 13,467,337          $    689,428
Revenues-related party .............................              517,000               849,000
                                                             ------------          ------------
     Total revenues ................................           13,984,337             1,538,428

Cost of revenues ...................................           12,515,035               109,522
                                                             ------------          ------------

Gross profit .......................................            1,469,302             1,428,906

Operating expenses:
  Selling, general, and administrative-related party               28,398               141,188
  Selling, general and administrative ..............            1,900,111               557,283
                                                             ------------          ------------

     Total operating expenses ......................            1,928,509               698,471
                                                             ------------          ------------

     Operating (loss) income .......................             (459,207)              730,435

Other income (expense):
Other income .......................................               44,336                    --
Interest expense ...................................               (6,624)                   --
Unrealized gain on trading securities ..............              600,339                28,650
Realized gain on sale of trading securities ........              166,944                 6,176
                                                             ------------          ------------

Net income before income taxes .....................              345,788               765,261

Income taxes expense ...............................             (176,466)             (304,428)
                                                             ------------          ------------

Net income .........................................              169,322               460,833

Foreign currency translation gain ..................              137,443                    --

Unrealized gain on marketable securities held
 for sale, net of income taxes .....................              349,636                45,300
                                                             ------------          ------------

Comprehensive income ...............................         $    656,401          $    506,133
                                                             ============          ============

Basic earnings per common share ....................         $       0.02          $       0.05
                                                             ============          ============

Diluted earnings per common share ..................         $       0.01          $       0.04
                                                             ============          ============

Basic weighted average common shares outstanding ...           10,572,745            10,000,000
                                                             ============          ============

Diluted weighted average common shares outstanding .           13,849,556            10,874,521
                                                             ============          ============

                          See notes to consolidated financial statements

                                               CHINA DIRECT, INC. AND SUBSIDIARIES
                                                STATEMENT OF STOCKHOLDERS' EQUITY

                                                 Common Stock    Additional                Accumulated
                                             ------------------    Paid-in     Deferred    Comprehensive   Retained
                                               Shares    Amount    Capital   Compensation     Income       Earnings      Total
                                             ----------  ------  ----------  ------------  -------------  ----------  ----------

Opening Balance, January 18, 2005 .......... 10,000,000  $1,000  $    9,000  $         --  $          --  $       --  $   10,000

Unrealized income on investment
  held for sale, net of income tax .........         --      --          --            --         45,300          --      45,300
Net income .................................         --      --          --            --             --     460,833     460,833
                                             ----------  ------  ----------  ------------  -------------  ----------  ----------
Balance, December 31, 2005 ................. 10,000,000   1,000       9,000            --         45,300     460,833     516,133

Sale of common stock .......................  2,285,000     228   4,222,165            --             --          --   4,222,393
Issurance of common stock pursuant
 to share exchange agreement.                   528,433      53         (53)           --             --          --          --
Exercise of options ........................     55,000       6      29,994            --             --          --      30,000
Capital contributions ......................         --      --     259,061            --             --          --     259,061
Fair value of options granted to employees .         --      --      43,757            --             --          --      43,757
Fair value of options granted to consultants         --      --     132,000      (132,000)            --          --          --
Fair value of warrants granted .............         --      --     231,419      (231,419)            --          --          --
Amortization of deferred compensation ......         --      --          --       136,579             --          --     136,579
Comprehensive income:
   Net income for the year .................         --      --          --            --             --     169,322     169,322
   Unrealized gain on marketable
     securities held for sale ......                 --      --          --            --        349,636          --     349,636
   Foreign currency translation gain .......         --      --          --            --        137,443          --     137,443
                                             ----------  ------  ----------  ------------  -------------  ----------  ----------
Balance, December 31, 2006 ................. 12,868,433  $1,287  $4,927,343  $   (226,840) $     532,379  $  630,155  $5,864,324
                                             ==========  ======  ==========  ============  =============  ==========  ==========

                                         See notes to consolidated financial statements

                                CHINA DIRECT, INC. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  For the Period
                                                                                  From Inception
                                                          For the Year Ended    (January 18, 2005)
                                                           December 31, 2006     December 31, 2005
                                                          ------------------    ------------------

Cash flows from operating activities:
Net income ............................................       $   169,322           $   460,833
Adjustments to reconcile net income to net cash used in
 operating activities:
  Depreciation ........................................             3,634                 1,207
  Stock based compensation ............................           180,336                    --
  Realized gain on assign of warrants .................           (42,090)               (6,176)
  Unrealized gain on investment in trading securities .          (600,339)              (28,650)
  Fair value of shares issued to founders .............                --                10,000
  Fair value of shares received for services ..........        (2,394,900)           (1,151,750)
  Fair value of warrants received for services ........        (1,045,313)              (33,428)
  Fair value of warrants assigned for services ........           115,080                    --
  Fair value of investments assigned to employees and
   consultants for services ...........................         1,436,600               292,600
  Prepaid expenses ....................................          (143,420)                   --
  Inventory ...........................................           (79,703)                   --
  Accounts receivables ................................          (378,617)                   --
  Accounts payable and accrued expenses ...............            55,246                33,529
  Advance from customers ..............................           (57,337)                   --
  Other payable .......................................            45,623                    --
  Deferred revenues ...................................         1,559,800                    --
  Deferred income tax .................................           399,816                11,345
  Income tax payable ..................................           (61,286)              293,083
                                                              -----------           -----------

Net cash used in operating activities .................          (837,548)             (117,407)
                                                              -----------           -----------

Cash flows provided by investing activities:
  Cash paid in acquisition ............................        (1,543,761)                   --
  Increase in notes receivable ........................          (942,117)                   --
  Proceeds from the sale of trading securities ........           298,903               114,604
  Purchases of property and equipment .................            (5,288)              (17,007)
                                                              -----------           -----------

Net cash provided by (used in) investing activities ...        (2,192,263)               97,597
                                                              -----------           -----------

Cash flows from financing activities:
  Proceeds from loans payable .........................         1,423,816                    --
  Proceeds from advances from executive officers ......             6,100               134,793
  Capital contributed by officers .....................           259,061                    --
  Proceeds from exercises of warrants/options .........            30,000               (75,000)
  Proceeds from sale of common stock ..................         4,222,393                    --
                                                              -----------           -----------

Net cash provided by financing activities .............         5,941,370                59,793
                                                              -----------           -----------

EFFECT OF EXCHANGE RATE ON CASH .......................            78,803                    --

 Net increase in cash .................................         2,990,362                39,983

Cash, beginning of period .............................            39,983                    --
                                                              -----------           -----------

Cash, end of year .....................................       $ 3,030,345           $    39,983
                                                              ===========           ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid for taxes ..............................       $    65,380           $        --
                                                              ===========           ===========

     Cash paid for interest ...........................       $    23,530           $        --
                                                              ===========           ===========

                          See notes to consolidated financial statements

                       CHINA DIRECT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             DECEMBER 31, 2006 AND THE PERIOD FROM JANUARY 18, 2005
                            THROUGH DECEMBER 31, 2005

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

THE COMPANY

China Direct, Inc., a Delaware corporation formerly known as Evolve One, Inc., and its subsidiaries are referred to in this report as the "Company," or "China
Direct". China Direct Investments, Inc., a Florida corporation and a wholly owned subsidiary of China Direct, Inc. is referred to in this report as China
Direct Consulting. CDI China, Inc., a Florida corporation and a wholly owned subsidiary of China Direct, Inc. is referred to in this report as CDI China.
When used in this section, "Fiscal 2006" means our fiscal year ended December
31, 2006 and "2005 Period" means the period from January 18, 2005 ("Inception")
through December 31, 2005.

Evolve One, Inc., ("Evolve One") a Delaware corporation acquired 100% of China
Direct Consulting on August 16, 2006 (the "Transaction") in exchange for
10,000,000 shares of Evolve One common stock, after which the shareholders of
China Direct Consulting owned approximately 95% of the existing shares of Evolve
One. As a result of the August 16, 2006 Transaction, China Direct Consulting
became a whole owned subsidiary of Evolve One. For financial accounting purposes, the Transaction was treated as a recapitalization of Evolve One with the former stockholders of the Evolve One retaining approximately 5% of he outstanding stock. This Transaction has been accounted for as a reverse acquisition under the purchase method for business combinations, and accordingly the Transaction has been treated as a recapitalization of China Direct
Consulting, with China Direct Consulting as the acquirer. The shares issued in the Transaction are treated as being issued for cash and are shown as outstanding for all periods presented in the same manner as for a stock split.
The consolidated financial statements reflect the financial position and the result of operations of China Direct Consulting and its subsidiaries as of
December 31,2006, for the year ended December 31, 2006, and for the period
January 18, 2005 (" Inception") through December 31, 2005, the "2005 Period").
Pro forma information on the Transaction is not presented as at the date of the transaction, Evolve One was considered a public shell and accordingly, the
Transaction was not considered a business combination. In September 2006 Evolve
One changed their name to China Direct, Inc.

China Direct is a diversified management and consulting company.

Our purpose is twofold; (i) offer turn key consulting services to Chinese entities and (ii) acquire controlling interest in companies operating within the
Chinese economy. China Direct seeks to provide an infrastructure for development.

China Direct operates two wholly owned entities; China Direct Consulting and CDI
China. China Direct Consulting serves as a full service consulting and advisory firm offering a suite of services.

CDI China operates as a management company for Chinese entities. CDI China seeks to acquire a controlling interest in entities operating in China. CDI China was incorporated under the laws of the State of Florida on August 25, 2005. The goal of CDI China is to acquire a majority interest in a variety of Chinese entities engaged in operations which we believe will benefit from the continued growth of the Chinese economy. Examples of industries in which we will focus our efforts include manufacturing, technology, mining, healthcare, packaging, food and beverage, as well as companies involved in importing and exporting activities.

                       CHINA DIRECT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             DECEMBER 31, 2006 AND THE PERIOD FROM JANUARY 18, 2005
                            THROUGH DECEMBER 31, 2005

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS (CONTINUED)

THE COMPANY (CONTINUED)

On October 25, 2006, we acquired a 51% majority interest in Shanghai Lang
Chemical Co., Ltd. ("Lang Chemical"). SEE NOTE 5-ACQUISITIONS AND DISPOSITIONS

On December 22, 2006 we acquired a 51% majority interest in Chang Magnesium Co.,
Ltd. ("Chang Magnesium"). SEE NOTE 5-ACQUISITIONS AND DISPOSITIONS

In October 2006, we formed a new entity, Luma Logistic (Shanghai) Co., Ltd., a
Chinese limited liability company, as a 60% majority owned subsidiary of CDI
China. In November 2006 we formed a new entity, CDI (Shanghai) Management Co.,
Ltd, a Chinese limited liability company, as a wholly owned subsidiary of CDI
China, Inc. In November 2006, we formed a new entity, Big Tree Group Corporation
("Big Tree"), a Florida corporation, as a 60% majority owned subsidiary of CDI
China. Each of these entities had no operations in the year ended December 31,
2006.

On February 12, 2007 Big Tree acquired a 100% interest in Jieyang Big Tree Toy
Enterprise Co. Ltd., a Chinese limited liability company, ("Jieyang Big Tree").
SEE NOTE 15-SUBSEQUENT EVENTS

On February 12, 2007 CDI China, Inc. acquired a 60% majority interest in CDI
Magnesium Co. Ltd., a Brunei corporation ("CDI Magnesium"). SEE NOTE
15-SUBSEQUENT EVENTS

Jinan Alternative Energy Group Corp. was incorporated in Florida as a wholly owned subsidiary of CDI China on January 18, 2007 as Wonderful Tech Group Inc.
On February 7, 2007 Wonderful Tech Group Inc. changed its name to Jinan
Alternative Energy Group Corp. On February 12, 2007 Jinan Alternative Energy
Group Corp. acquired a 51% majority interest in CDI Wanda Alternative Energy
Co., Ltd. a Chinese limited liability ("CDI Wanda"). SEE NOTE 15-SUBSEQUENT
EVENTS

In February 2007, CDI (Shanghai) Management Co., Ltd. created Capital One
Resource Co., Ltd., a Brunei corporation, as a wholly owned subsidiary. SEE NOTE
15-SUBSEQUENT EVENTS

In February 2007, Chang Magnesium Co., Ltd. formed a new entity, Excel Rise
Technology Company, Limited, a Brunei corporation, as a wholly owned subsidiary.
SEE NOTE 15-SUBSEQUENT EVENTS

                       CHINA DIRECT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             DECEMBER 31, 2006 AND THE PERIOD FROM JANUARY 18, 2005
                            THROUGH DECEMBER 31, 2005

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying audited financial statements have been prepared in accordance with generally accepted accounting principles. The consolidated statements include the accounts of the Company and its wholly and majority owned subsidiaries. All significant inter-company balances and transactions have been eliminated.

As previously stated, we closed the acquisition of a majority interest of Lang
Chemical on October 25, 2006. Our consolidated statements of operations for the year ended December 31, 2006 include the operations of Lang Chemical for the period of October 25, 2006, the date of acquisition, through December 31, 2006.
In this section we refer to that period as the "Lang Chemical Reporting Period".

As previously stated we closed the acquisition of a majority interest of Chang
Magnesium on December 22, 2006. Although we acquired a majority interest in
Chang Magnesium on December 22, 2006 operations for the 10 day period in fiscal
2006 were excluded from our consolidated statement of operations as they were immaterial.

ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates in 2006 and
2005 include the allowance for doubtful accounts of accounts receivable, stock based compensation and the useful life of property, plant and equipment.

CASH AND CASH EQUIVALENTS

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

                       CHINA DIRECT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             DECEMBER 31, 2006 AND THE PERIOD FROM JANUARY 18, 2005
                            THROUGH DECEMBER 31, 2005

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(CONTINUED)

CONCENTRATION OF CREDIT RISKS

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. The
Company places its cash with high credit quality financial institutions in the
United States and China. As of December 31, 2006, bank deposits in the United
States exceeded federally insured limit by $2,018,486. At December 31, 2006, the
Company had approximately $711,859 in China bank deposits, which may not be insured. The Company has not experienced any losses in such accounts through
December 31, 2006.

At December 31, 2006, our bank deposits by geographic area are as follows:

United States ...........................       $  2,318,486
China ...................................            711,859
                                                ------------
Total cash and cash equivalents .........       $  3,030,345
                                                ============

Lang Chemical had restricted cash of $447,713 as of December 31, 2006 which is reflected in non-current assets. SEE NOTE 7-LOANS PAYABLE

To reduce its risk associated with the failure of such financial institutions, the Company periodically evaluates the credit quality of the financial institutions at which it holds deposits.

China Direct Consulting received securities from clients as compensation for consulting services, which are typically restricted as to resale. The policy of
China Direct Consulting is to sell securities it receives as compensation rather than hold on to these securities as long term investments, regardless of market conditions in an effort to satisfy our current obligations. The Company categorizes securities with restriction as investment in trading securities and investment in trading securities-related party. Four clients accounted for the
Company's investment in trading securities of $2,166,603 held at December 31,
2006. These securities are comprised as follows; Linkwell Corporation accounted for $1,129,383, or approximately 52% of the Company's investment in trading securities held at December 31, 2006. Dragon International Group Corp. accounted for $550,000, or approximately 25% of the Company's investment in trading securities held at December 31, 2006. Sense Holdings, Inc. accounted for
$400,000, or approximately 18% of the Company's investment in trading securities held at December 31, 2006 and Sunwin International Neutraceuticals, Inc.
accounted for $87,220, or approximately 4% of the Company's investment in trading securities held at December 31, 2006. One client, Dragon Capital Group
Corp., a related party, accounted for all of our Investment in trading securities-related party figure of $311,611, held at December 31, 2006,.

                       CHINA DIRECT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             DECEMBER 31, 2006 AND THE PERIOD FROM JANUARY 18, 2005
                            THROUGH DECEMBER 31, 2005

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(CONTINUED)

CONCENTRATION OF CREDIT RISKS (CONTINUED)

One client, Dragon Capital Group Corp., a related party, accounted for all of our investment in marketable securities held for sale-related party at December
31, 2006 of $1,325,400. These securities were issued to us by a related party which is a non reporting company whose securities are quoted on the Pink Sheets.
Under Federal securities laws these securities cannot be readily resold by us generally absent a registration of those securities under the Securities Act of
1933. Dragon Capital Group Corp., the related party, does not intend to register the securities. Accordingly, while under generally accepted accounting principles we are required to reflect the fair value of these securities on our consolidated balance sheet, they are not readily convertible into cash and we may never realize the carrying value of these securities,

We provide consulting services to Dragon Capital Group Corp., a related party.
Mr. Lisheng (Lawrence) Wang the CEO and Chairman of the Board of Dragon Capital
Group Corp. is the brother of Dr. James Wang, our CEO and Chairman.

CUSTOMER CONCENTRATION

Our subsidiary, China Direct Consulting, provides its consulting services pursuant to written agreements and received securities as compensation for services rendered. Four of China Direct Consulting's clients accounted for approximately 74%, and one client, Dragon Capital Group Corp, a related party accounted for approximately 24% of the total revenues of $2,144,095 for China
Direct Consulting during the year ended December 31, 2006.

Linkwell Corporation accounted for $620,513, or approximately 29% of China
Direct Consulting's revenues at December 31, 2006, Dragon International Group
Corp. accounted for $311,600, or approximately 15% of China Direct Consulting's revenues at December 31, 2006, Sense Holdings, Inc. accounted for $450,000, or approximately 21% of China Direct Consulting's revenues at December 31, 2006,
Dragon Capital Group Corp., a related party, accounted for $517,000, or approximately 24% of China Direct Consulting's revenues at December 31, 2006, and Sunwin International Neutraceuticals, Inc. accounted for $186,300, or approximately 9% of China Direct Consulting's revenues at December 31, 2006.
China Direct Consulting seeks to minimize its customer concentration risk by diversifying its existing client base.

                       CHINA DIRECT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             DECEMBER 31, 2006 AND THE PERIOD FROM JANUARY 18, 2005
                            THROUGH DECEMBER 31, 2005

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(CONTINUED)

CUSTOMER CONCENTRATION (CONTINUED)

Lang Chemical has a distribution network which covers the eastern section of
China. The following table sets forth the principal geographical areas for the sales of its products based on its revenues for the Lang Chemical Reporting
Period:

Region                                       Approximate % of revenues
------                                       -------------------------

Shanghai area .......................                 48%
Jiangsu area ........................                 41%
Zhejiang area .......................                 10%
Other areas .........................                  1%

Three clients accounted for $726,736 or approximately 63% of the total accounts receivable of $1,150,636 reflected for Lang Chemical at December 31, 2006. These amounts are comprised as follows; Shanghai Chengyuan Chemical Co., Ltd. of
$172,125 or approximately 15%, Shanghai WeiJiang Chemical Co., Ltd. of $273,206
or approximately 24%, and Shanghai ShanFu Chemical Co., Ltd. of $281,405 or
approximately 24%.

Two clients accounted for $1,452,483 or approximately 95% of the total accounts receivable of $1,539,326 reflected for Chang Magnesium at December 31, 2006.
These amounts are comprised as follows; Hydro Aluminum A.S. Norway, of $960,530 or approximately 63% and Alcoa Australia of $491,953 or approximately 32%.

Once client Dragon International Group Corp. accounted for the total amount of
$80,100 of accounts receivable reflected for China Direct Consulting at December
31, 2006.

                       CHINA DIRECT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             DECEMBER 31, 2006 AND THE PERIOD FROM JANUARY 18, 2005
                            THROUGH DECEMBER 31, 2005

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(CONTINUED)

PRODUCT CONCENTRATION

Lang Chemical specializes in the sale and distribution of industrial grade synthetic chemicals. The majority of sales are derived from products which are shipped directly from the supplier to the customer.

The following table sets forth the principal products distributed by Lang
Chemical for the Lang Chemical Reporting Period:

                                                              Approximate
                   Product                               % of total revenues
----------------------------------------------           -------------------

Glacial acetic acid and acetic acid derivatives ......            42%
Acrylic acid and acrylic ester .......................            31%
VAE and PVA ..........................................            19%
Other products .......................................             8%

ACCOUNTS RECEIVABLE

Accounts receivable are reported at net realizable value. The Company has established an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, historical trends, and other information.
Delinquent accounts are written off when it is determined that the amounts are uncollectible. At December 31, 2006, the allowance for doubtful accounts was
$110,611.

INVENTORIES

Inventories, consisting of raw materials and finished goods related to the
Company's products are stated at the lower of cost or market utilizing the weighted average method.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of cash and cash equivalents, investments in trading securities, investment in marketable securities held for sale-related party, accounts payable and accrued expenses, income tax payable and due to executive officers approximates their fair value due to their short term maturities. The carrying value of securities held for sale is reflected at their fair value based on the price of the security as quoted on national or inter-dealer stock exchanges.

                       CHINA DIRECT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             DECEMBER 31, 2006 AND THE PERIOD FROM JANUARY 18, 2005
                            THROUGH DECEMBER 31, 2005

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(CONTINUED)

MARKETABLE SECURITIES

The Company classifies its existing investments in trading securities, investments in marketable securities held for sale-related party in accordance with SFAS No. 115. Investments in trading securities, investments in marketable securities held for sale-related party, consisting of marketable equity securities, are stated at fair value. Unrealized gains or losses are recognized in the consolidated statement of operations on a monthly basis based on fluctuations in the fair value of the security as quoted on national or inter-dealer stock exchanges. Realized gains or losses are recognized in the consolidated statement of operations as trading profits when the securities are sold.

As mentioned above, the Company receives securities which include stock purchase warrants and common and preferred stock from companies as part of its compensation for services. These securities are stated at fair value in accordance with SFAS #115 "Accounting for certain investments in debt and equity securities" and EITF 00-8 "Accounting by a grantee for an equity instrument to be received in conjunction with providing goods or services". Primarily all of the securities are received from small public companies. The stock and the stock purchase warrants received are typically restricted as to resale. The policy of
China Direct Consulting is to sell securities it receives as compensation rather than hold on to these securities as long term investments, regardless of market conditions in an effort to satisfy our current obligations. The Company recognizes revenue for such common stock based on the fair value at the time common stock is granted and for stock purchase warrants based on the
Black-Scholes valuation model. Unrealized gains or losses are recognized in the consolidated statement of operations on a monthly basis based on changes in the fair value of the security as quoted on national or inter-dealer stock exchanges. Unrealized gains or losses of marketable securities held for sale-related party are recognized as an element of comprehensive income in our consolidated statement of operations on a monthly basis based on changes in the fair value of the security as quoted on national or inter dealer stock exchanges.

Net unrealized gains related to investments in trading securities for fiscal
2006 and the 2005 Period are $600,339 and $28,650, respectively. Net realized gains related to investments in trading securities for fiscal 2006 and the 2005
Period are $166,944 and $6,176, respectively.

Unrealized gains or losses of marketable securities held for sale-related party, net of tax for fiscal 2006 and the 2005 Period were $349,636 and $45,300 respectively.

                       CHINA DIRECT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             DECEMBER 31, 2006 AND THE PERIOD FROM JANUARY 18, 2005
                            THROUGH DECEMBER 31, 2005

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(CONTINUED)

PREPAID EXPENSES

Prepaid expenses and others consist of the fair value of securities of China
Direct Consulting's clients which were assigned to China Direct Consulting's officers as compensation pursuant to employment agreements, repayment to vendors for merchandise that had not yet been shipped, and value added tax refunds available from the Chinese government. The fair value of securities of China
Direct Consulting's clients which were assigned to China Direct Consulting's officers as compensation reflect advance payment for services to be rendered to such clients over the course of thirty-six month agreements and will be amortized during the next twelve months. Accordingly at December 31, 2006, we reflect prepaid expenses and others under our current assets of $1,272,246; this represents the fair value of securities of China Direct Consulting's clients which were assigned to China Direct Consulting's officers of $457,540, $168,367 of prepaid expenses related to Lang Chemical and $645,699 of value added tax refunds available from the Chinese government related to Chang Magnesium, and other receivables of $640 which are reflected in other current assets on our consolidated balance sheet.

Non-current prepaid expenses represent the fair value of securities of China
Direct Consulting's clients which were assigned to China Direct Consulting's officers for services to be rendered to such clients over the course of thirty-six month agreements and will be amortized beyond the twelve month period. Accordingly at December 31, 2006 our consolidated balance sheet reflects an amount of $321,548.

PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost and are depreciated on a straight line basis over their estimated useful lives of five to forty years. Maintenance and repairs are charged to expense as incurred. Significant renewals and betterments are capitalized.

ADVANCES FROM CUSTOMERS

Advances from customers represent a prepayment to the Company for merchandise that had not yet been shipped to the customer. The Company will recognize the advances as revenue as customers take delivery of the goods, in compliance with its revenue recognition policy. At December 31, 2006 our consolidated balance sheet reflects advances from customers of $916,764 which consist of $311,415 related to Lang Chemical and $605,349 related to Chang Magnesium.

COMPREHENSIVE INCOME

The Company uses Statement of Financial Accounting Standards No. 130 (SFAS 130)
"Reporting Comprehensive Income". Comprehensive income is comprised of net income and all changes to the statements of stockholders' equity, except those due to investments by stockholders', changes in paid-in capital and distributions to stockholders. For the Company, comprehensive income for Fiscal
2006 and the 2005 Period included net income, foreign currency translation adjustments and Unrealized gain on marketable securities held for sale, net of income taxes.

                       CHINA DIRECT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             DECEMBER 31, 2006 AND THE PERIOD FROM JANUARY 18, 2005
                            THROUGH DECEMBER 31, 2005

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(CONTINUED)

ADVERTISING

Advertising is expensed as incurred. Advertising expenses Fiscal 2006 and the
2005 Period were not material.

SHIPPING COSTS

Shipping costs are included in selling and marketing expenses and totaled
$199,705 and $0 for Fiscal 2006 and the 2005 Period, respectively.

FOREIGN CURRENCY TRANSLATION

Transactions and balances originally denominated in U.S. dollars are presented at their original amounts. Transactions and balances in other currencies are converted into U.S. dollars in accordance with Statement of Financial Accounting
Standards (SFAS) No. 52, "Foreign Currency Translation", and are included in determining net income or loss.

For foreign operations with the local currency as the functional currency, assets and liabilities are translated from the local currencies into U.S.
dollars at the exchange rate prevailing at the balance sheet date. Revenues and expenses are translated at weighted average exchange rates for the period to approximate translation at the exchange rates prevailing at the dates those elements are recognized in the financial statements. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive loss. As of December 31, 2006, the exchange rate for the Chinese Renminbi (RMB) was $1
USD for 7.8175 RMB.

The functional and reporting currency is the U.S. dollar. The functional currency of the Company's Chinese subsidiaries, Lang Chemical and Chang
Magnesium, is the local currency, the Chinese dollar or Renminbi ("RMB"). The financial statements of the subsidiaries are translated into United States dollars using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations and were not material during the periods presented. The cumulative translation adjustment and effect of exchange rate changes on cash at December 31, 2006 was $137,443.

IMPAIRMENT OF LONG-LIVED ASSETS

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144,
"Accounting for the Impairment or Disposal of Long-Lived Assets", The Company
periodically reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset's estimated fair value and its book value. The Company did not consider it necessary to record any impairment charges during the year ended December 31,
2006.

                       CHINA DIRECT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             DECEMBER 31, 2006 AND THE PERIOD FROM JANUARY 18, 2005
                            THROUGH DECEMBER 31, 2005

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(CONTINUED)

MINORITY INTEREST

Under generally accepted accounting principles when losses applicable to the minority interest in a subsidiary exceed the minority interest in the equity capital of the subsidiary, the excess is not charged to the majority interest since there is no obligation of the minority interest to make good on such losses. The Company, therefore, has included losses applicable to the minority interest against its interest since the minority owners have no obligation to make good on the losses. If future earnings do materialize, the Company shall be credited to the extent of such losses previously absorbed. As previously stated, we closed the acquisition of a 51% majority interest of Lang Chemical on October
25, 2006. As previously stated we closed the acquisition of a 51% majority interest of Chang Magnesium on December 22, 2006.

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

BASIC AND DILUTED EARNINGS PER SHARE

Basic earnings per share are calculated by dividing income by the weighted average number of common shares outstanding during each period. Diluted earnings per share are computed using the weighted average number of common and dilutive common share equivalents outstanding during the period. Dilutive common share equivalents consist of shares issuable upon the exercise of stock options and warrants. At December 31, 2006, there were options to purchase 9,843,980 shares of common stock and there were warrants to purchase 7,541,875 shares of common stock, which could potentially dilute future earnings per share. For the 2005
Period, there were options to purchase 5,500,000 shares of common stock, respectively, which could potentially dilute future earnings per share.

                       CHINA DIRECT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             DECEMBER 31, 2006 AND THE PERIOD FROM JANUARY 18, 2005
                            THROUGH DECEMBER 31, 2005

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(CONTINUED)

BASIC AND DILUTED EARNINGS PER SHARE (CONTINUED)

The  following  sets forth the  computation  of basic and diluted  earnings  per share:

                                              Year ended       From Inception
                                               December      (January 18, 2005)
                                               31, 2006     to December 31, 2005
                                              -----------   --------------------
Numerator:
Net income ...............................    $   169,322        $   460,833
                                              ===========        ===========

Denominator:
Denominator for basic earnings per share
Weighted average shares outstanding ......     10,572,745         10,000,000
Effect of dilutive employee stock options       3,276,811            874,521
                                              -----------        -----------
Denominator for diluted earnings per share
Weighted average shares outstanding ......     13,849,556         10,874,521
                                              ===========        ===========

Basic earnings per share .................    $      0.02        $      0.05
                                              ===========        ===========
Diluted earnings per share ...............    $      0.01        $      0.04
                                              ===========        ===========

REVENUE RECOGNITION

Revenue is recognized when earned. The Company's revenue recognition policies are in compliance with the Securities and Exchange Commission's Staff Accounting
Bulletin ("SAB") No. 104 "Revenue Recognition".

China Direct Consulting provides its services pursuant to written agreements which may vary in duration. Revenues are recognized over the terms of the agreements. China Direct Consulting's revenues are derived from a fee for services rendered.

A significant portion of the services China Direct Consulting provides are paid in securities which include stock purchase warrants and common and preferred stock from clients as part of its compensation for services. These securities are classified as investment in trading securities, and investment in marketable securities held for sale-related party on the consolidated balance sheet, if still held at the financial reporting date. These securities are stated at fair value in accordance with the provision of Statement of Financial Accounting
Standards No. 115, "Accounting for Certain Investments in Debt and Equity
Securities" (SFAS No. 115) and EITF 00-8 "Accounting by a grantee for an equity instrument to be received in conjunction with providing goods or services".

                       CHINA DIRECT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             DECEMBER 31, 2006 AND THE PERIOD FROM JANUARY 18, 2005
                            THROUGH DECEMBER 31, 2005

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(CONTINUED)

REVENUE RECOGNITION (CONTINUED)

The securities received, whether in the form of stock, or stock purchase warrants, are typically restricted as to resale. The policy of China Direct
Consulting is to sell securities it receives as compensation rather than hold on to these securities as long term investments, regardless of market conditions in an effort to satisfy our current obligations. China Direct Consulting recognizes revenue for such stock purchase warrants when received based on the
Black-Scholes valuation model. China Direct Consulting recognizes unrealized gains or losses in the consolidated statement of operations based on fluctuations in value of the stock purchase warrants as determined by the
Black-Scholes valuation model. Realized gains or losses are recognized in the consolidated statement of operations when the related stock purchase warrant is exercised and sold. China Direct Consulting recognized revenues amounting to
$2,144,095 and $1,538,428 for fiscal 2006 and the 2005 Period, respectively, of which $1,880,413 and $1,302,178 were in connection with the receipt of equity instruments for fiscal 2006 and the 2005 Period respectively. Furthermore of these amounts, Dragon Capital Group Corp., a related party comprised $312,000 and $735,000 of our revenue in connection with the receipt of equity instruments for fiscal 2006 and the 2005 Period respectively

                                              Year ended   From January 18, 2005
                                               December    ("Inception") through
                                               31, 2006      December 31, 2005
                                              -----------  ---------------------

Cash .....................................    $    56,840        $   122,250
Cash-related party .......................        205,000            114,000
                                              -----------        -----------
Total Cash ...............................        261,840            236,250

Reimbursed expenses ......................          1,842                 --

Securities ...............................      1,568,413            567,178
Securities-related party .................        312,000            735,000
                                              -----------        -----------
Total Securities .........................      1,880,413          1,302,178

                                              -----------        -----------
Total China Direct Consulting Revenues ...    $ 2,144,095        $ 1,538,428
                                              ===========        ===========

                       CHINA DIRECT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             DECEMBER 31, 2006 AND THE PERIOD FROM JANUARY 18, 2005
                            THROUGH DECEMBER 31, 2005

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(CONTINUED)

REVENUE RECOGNITION (CONTINUED)

Additionally, the Company has deferred revenues of $1,559,800 in connection with the receipt of securities at December 31, 2006. The fees due under the contracts with our consulting clients are amortized over the term of the agreement. Our consolidated balance sheet at December 31, 2006 appearing elsewhere herein reflects both deferred revenues short term, which will be recognized during the next twelve months, and deferred revenues - long term which will be recognized beyond the twelve month period. China Direct Consulting will record $779,900 of deferred revenue for the year ended December 31, 2007. This amount includes the following; securities of Sunwin International Neutraceuticals, Inc. valued at
$186,300, securities of Dragon International Group Corp. valued at $311,600, and securities of Linkwell Corp. valued at $282,000. These amounts will be realized again in the year ended December 31, 2008 as the securities are recognized as revenues in accordance with the term of the agreements.

Lang Chemical and Chang Magnesium record revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectibility is reasonably assured. Revenues from the sale of products are recorded when the goods are shipped, title passes, and collectibility is reasonably assured.

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

                       CHINA DIRECT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             DECEMBER 31, 2006 AND THE PERIOD FROM JANUARY 18, 2005
                            THROUGH DECEMBER 31, 2005

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(CONTINUED)

RECENT PRONOUNCEMENTS

In March 2004, the Emerging Issues Task Force ("EITF") reached a consensus on
Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and its
Application to Certain Investments". The EITF reached a consensus about the criteria that should be used to determine when an investment is considered impaired, whether that impairment is other-than-temporary, and the measurement of an impairment loss and how that criteria should be applied to investments accounted for under SFAS No. 115, "Accounting In Certain Investments In Debt and
Equity Securities". EITF 03-01 also included accounting considerations subsequent to the recognition of other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. Additionally, EITF 03-01 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the Financial Accounting Standards Board (FASB)
delayed the accounting provisions of EITF 03-01; however the disclosure requirements remain effective for annual reports ending after June 15, 2004. The
Company believes that the adoption of this standard will have no material impact on its financial statements.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of
ARB No. 43, Chapter 4. SFAS No. 151 amends the guidance in ARB No.43, Chapter 4,
Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handing costs, and spoilage. This statement requires that those items be recognized as current period charges regardless of whether they meet the criterion of "so abnormal" which was the criterion specified in
ARB No. 43. In addition, this Statement requires that allocation of fixed production overheads to the cost of production be based on normal capacity of the production facilities. This pronouncement is effective for the Company beginning October 1, 2005. The Company does not believe adopting this new standard will have a significant impact to its consolidated financial statements.

In March 2006, the FASB issued SFAS No. 156: "Accounting For Servicing of
Certain Financial Instruments- an amendment of SFAS No. 140". This statement establishes, among other things, the accounting for all separately recognized servicing assets and servicing liabilities. This statement amends SFAS No. 140 to require that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. SFAS No. 156 permits, but does not require, the subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value. An entity that uses derivative instruments to mitigate the risks inherent in servicing assets and servicing liabilities is required to account for those derivative instruments at fair value. Under SFAS No. 156, an entity can elect subsequent fair value measurement to account for it's separately recognized servicing assets and servicing liabilities. By electing that option, an entity may simplify its accounting because this statement permits income statement recognition of the potential offsetting changes in fair value of those servicing assets and servicing liabilities and derivative instruments in the same accounting period. SFAS No. 156 is effective for financial statements for fiscal years beginning after September 15, 2006. Earlier adoption of SFAS No. 156 is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued any financial statements for that fiscal year. The adoption of SFAS No 156 is not expected have a significant impact on the company's consolidated financial statements.

                       CHINA DIRECT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             DECEMBER 31, 2006 AND THE PERIOD FROM JANUARY 18, 2005
                            THROUGH DECEMBER 31, 2005

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(CONTINUED)

RECENT PRONOUNCEMENTS (CONTINUED)

In July 2006, the Financial Accounting Standards Board ("FASB") issued FASB
Interpretation No.48, "Accounting for Uncertainty in Income Taxes--an
interpretation of FASB Statement No.109" ("FIN 48"), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that entities recognize the impact of a tax position in their financial statements, if that position is more likely than not to be sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company believes that the adoption of FIN 48 will not have a material effect on the Company's financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards
No. 157, "Fair Value Measurements" ("FAS 157"). This Statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure related to the use of fair value measures in financial statements.
The Statement is to be effective for the Company's financial statements issued in 2008; however, earlier application is encouraged. The Company is currently evaluating the timing of adoption and the impact that adoption might have on its financial position or results of operations.

In September 2006, the Staff of the SEC issued SAB No. 108: "Considering the
Effects of Prior Year Misstatements when Quantifying Misstatements in Current
Year Financial Statements". SAB No. 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of determining whether the current year's financial statements are materially misstated. The SEC staff believes registrants must quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. This Statement is effective for fiscal years ending after November 15, 2006. The adoption of SAB No. 108 did not have a significant impact on the company's consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for
Financial Assets and Financial Liabilities-including an amendment of FAS 115"
(Statement 159). Statement 159 allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item's fair value in subsequent reporting periods must be recognized in current earnings. Statement
159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the potential impact of Statement 159 on our financial statements. We do not expect the impact will be material.

                       CHINA DIRECT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             DECEMBER 31, 2006 AND THE PERIOD FROM JANUARY 18, 2005
                            THROUGH DECEMBER 31, 2005

NOTE 3 - INVENTORIES

At December 31, 2006, inventories consisted of the following:

Raw materials .....     $  241,166
Finished goods ....      5,253,126
                        ----------
                        $5,494,292
                        ==========

NOTE 4 - PROPERTY AND EQUIPMENT

At December 31, 2006, property and equipment consisted of the following:

                                        Useful Life
                                        -----------

Building ...........................    10-40 years        $ 1,623,570
Manufacturing equipment ............       10 years          1,107,136
Office equipment and furniture .....      3-5 years             85,960
Autos and trucks ...................        5 years             34,229
                                                           -----------

Total ..............................                         2,850,895

Less:  Accumulated Depreciation ....                           (97,427)
                                                           -----------
                                                           $ 2,753,468
                                                           ===========

For fiscal 2006 and the 2005 Period, depreciation expense amounted to $3,634 and
$1,207, respectively.

                       CHINA DIRECT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             DECEMBER 31, 2006 AND THE PERIOD FROM JANUARY 18, 2005
                            THROUGH DECEMBER 31, 2005

NOTE 5 - ACQUISITION

As mentioned earlier, we acquired a majority interest in Shanghai Lang Chemical
Co., Ltd. ("Lang Chemical"). The Company plans to consolidate substantially all of the operations of Lang Chemical. All of the operations of Lang Chemical are located in China. The Company acquired Lang Chemical as part of its ongoing desire to expand its interests in China. The Company accounted for this acquisition using the purchase method of accounting in accordance with SFAS No.
141. The acquisition by China Direct, Inc. (the "Company") of Lang Chemical, a
privately held Chinese company, closed October 25, 2006. China Direct acquired
51% equity ownership of Lang Chemical in exchange for an initial capital infusion of $375,000 and a follow-up capital infusion of $326,250 to be made on or before June 30, 2007. The Company's two shareholders, Messrs. Chen and Zhu each retained a 24.5% equity interest in Lang Chemical, and remained as officers. The purchase price was determined based on arm's length negotiations and no finder's fees or commissions were paid in connection with the acquisition. Our consolidated statements of operations include the operations of
Lang Chemical for the period of October 25, 2006, the date of acquisition, through December 31, 2006. In this section we refer to that period as the "Lang
Chemical Reporting Period".

The estimated purchase price and the preliminary adjustments to historical book value of Lang Chemical as a result of the acquisition are as follows:

Purchase price ......................................                $  701,250

Net Assets Acquired (September 30, 2006):
Total Assets:
Cash ................................................   $  276,785
Accounts receivable .................................      772,019
Prepaid expenses and other assets ...................      804,675
Property and equipment, net .........................      518,812
Other assets ........................................      447,713
                                                         2,820,004

Total liabilities:
Accounts payable ....................................      603,253
Accrued expenses and other current liabilities ......    1,382,542
Loans receivable ....................................      135,041
                                                         2,120,836

Lang net assets acquired ............................      699,168
Capital infusion ....................................      701,250
                                                        ----------
Total net assets acquired ...........................   $1,400,418
                                                        ----------
% acquired ..........................................          51%
                                                                        714,213
                                                                     ----------
Negative goodwill allocated to property and equipment                $  (12,963)
                                                                     ==========

                       CHINA DIRECT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             DECEMBER 31, 2006 AND THE PERIOD FROM JANUARY 18, 2005
                            THROUGH DECEMBER 31, 2005

NOTE 5 - ACQUISITION (CONTINUED)

As mentioned earlier, we acquired a majority interest in Chang Magnesium Co.,
Ltd. ("Chang Magnesium") in December 2006. The Company plans to consolidate substantially all of the operations of Chang Magnesium. All of the operations of
Chang Magnesium are located in Taiyuan, China. The Company acquired Chang
Magnesium as part of its ongoing desire to expand its interests in China. The
Company accounted for this acquisition using the purchase method of accounting in accordance with SFAS No. 141. The acquisition by China Direct, Inc. (the
"Company") of Chang Magnesium, a privately held Chinese company, closed December
22, 2006. China Direct acquired 51% equity ownership of Chang Magnesium in exchange for an initial capital infusion of $1,000,000 and a follow-up capital infusion of $800,000 and $750,000 to be made by September 30, 2007 and December
31, 2007, respectively. The purchase price was determined based on arm's length negotiations and no finder's fees or commissions were paid in connection with the acquisition.

The estimated purchase price and the preliminary adjustments to historical book value of Chang Magnesium as a result of the acquisition are as follows:

Purchase price ......................................                $ 2,550,000

Net Assets Acquired (December 22, 2006):
  Total Assets:
    Accounts receivable .............................   $1,539,326
    Inventory .......................................    5,253,126
    Prepaid expenses and other assets ...............      645,699
    Property and equipment, net .....................    2,264,168
                                                        ----------
                                                         9,702,319
                                                        ----------

  Total liabilities:
    Accounts payable ................................    5,372,206
    Accrued expenses and other current liabilities ..    1,041,049
    Income taxes payable ............................      367,902
                                                        ----------
                                                         6,781,157
                                                        ----------

Chang net assets acquired ...........................    2,921,162
Capital infusion ....................................    2,550,000
                                                        ----------
Total net assets acquired ...........................   $5,471,162
                                                        ----------
% acquired ..........................................          51%
                                                        ----------
                                                                      2,790,293
                                                                     ----------

Negative goodwill allocated to property and equipment                $ (240,293)
                                                                     ==========

                       CHINA DIRECT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             DECEMBER 31, 2006 AND THE PERIOD FROM JANUARY 18, 2005
                            THROUGH DECEMBER 31, 2005

NOTE 6 - PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

The following unaudited pro forma combined financial information presented below, gives effect to the acquisitions of Lang Chemical and Chang Magnesium under the purchase method of accounting prescribed by Accounting Principles
Board Opinion No.16, Business Combinations, as if it occurred as of the beginning of Fiscal 2006 and the 2005 Period.

Fiscal 2006 (unaudited):

                                        For the year ended December 31, 2006
                                     China Direct       Lang           Chang         Proforma
                                      Consulting      Chemical       Magnesium      Adjustment         Total
                                    ------------    ------------    ------------    ----------      ------------

Sales ..........................    $  2,144,095    $ 37,126,021    $ 27,661,945    $       --      $ 66,932,061
Cost of Goods ..................         775,846      36,712,921      27,580,986            --        65,069,753
                                    ------------    ------------    ------------    ----------      ------------
Gross Profit ...................       1,368,249         413,100          80,959            --         1,862,308
Operating Expenses .............       1,711,466         532,463         316,341            --         2,560,270
                                    ------------    ------------    ------------    ----------      ------------
Operating Income (Loss) ........        (343,217)       (119,363)       (235,382)           --          (697,962)
Other Income ...................         784,109          16,391         117,477            --           917,977
                                    ------------    ------------    ------------    ----------      ------------
Income tax refund
(expense) ......................        (174,593)         (6,262)         70,924            --          (109,931)
                                    ------------    ------------    ------------    ----------      ------------
Net Income (loss) ..............         266,299        (109,234)        (46,981)           --           110,084
                                    ============    ------------    ------------    ----------      ------------
Basic earning per share ........    $       0.02    $         --    $         --    $       --      $       0.01
                                    ============    ============    ============    ==========      ============
Diluted earnings per
share ..........................    $       0.01    $         --    $         --    $       --      $         --
                                    ============    ============    ============    ==========      ============
Basic weighted average
common shares ..................      10,572,745              --              --            --        10,572,745
                                    ============    ============    ============    ==========      ============
Diluted weighted average
common shares ..................      13,849,556              --              --            --        13,849,556
                                    ============    ============    ============    ==========      ============

                       CHINA DIRECT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             DECEMBER 31, 2006 AND THE PERIOD FROM JANUARY 18, 2005
                            THROUGH DECEMBER 31, 2005

NOTE 6 - PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

The 2005 Period (unaudited):

                                        Twelve Months Ended December 31, 2005
                                       China Direct         Lang           Chang
                                        Consulting         Chemical       Magnesium      Proforma
                                    1/18/05-12/31/2005   12/31/2005      12/31/2005     Adjustment          Total
                                    ------------------  ------------    ------------    ----------      ------------

Sales ..........................      $  1,538,428      $ 31,737,463    $ 23,622,221            --      $ 56,898,112
Cost of Goods ..................           109,522        31,239,107      22,301,757            --        53,650,386
                                      ------------      ------------    ------------    ----------      ------------
Gross Profit ...................         1,428,906           498,356       1,320,464            --         3,247,726
Operating Expenses .............           698,471           582,465         517,647            --         1,798,583
                                      ------------      ------------    ------------    ----------      ------------
Operating Income (Loss) ........           730,435           (84,109)        802,817            --         1,449,143
Other Income ...................            34,826            20,857         (32,007)           --            23,676
                                      ------------      ------------    ------------    ----------      ------------
Income tax expenses ............          (304,428)               --        (254,367)           --          (558,795)
                                      ------------      ------------    ------------    ----------      ------------
Net Income (Loss) ..............           460,833           (63,252)        516,443            --           914,024
                                      ------------      ------------    ------------    ----------      ------------
Basic earning per share ........      $       0.05      $         --    $         --    $       --      $       0.09
                                      ============      ============    ============    ==========      ============
Diluted earnings per
share ..........................      $       0.04      $         --    $         --    $       --      $       0.07
                                      ============      ============    ============    ==========      ============
Basic weighted average
common shares ..................        10,000,000                --              --            --        10,000,000
                                      ============      ============    ============    ==========      ============
Diluted weighted average
common shares ..................        10,874,521                --              --            --        10,874,521
                                      ============      ============    ============    ==========      ============

                       CHINA DIRECT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             DECEMBER 31, 2006 AND THE PERIOD FROM JANUARY 18, 2005
                            THROUGH DECEMBER 31, 2005

NOTE 7 - LOANS PAYABLE

Loans payable consisted of the following at December 31, 2006:

Loan due to Agriculture Bank of China Shanghai Branch, dated April 4, 2005, due in quarterly installments through January 4, 2008. Interest rate at 6.12%
Secured by Lang Chemical's building located in Shanghai ............................   $   170,946

Note to Hua Xia Bank due on April 30, 2007,
non-interest bearing, Secured by Lang Chemical restricted cash $191,877 ............       191,877

Note to Hua Xia Bank due on February 28, 2007,
non-interest bearing, Secured by Lang Chemical restricted cash $255,836 ............       255,836

Note to Shanghai WuJin Chemical Company ............................................       940,198
                                                                                       -----------

   Total ...........................................................................     1,558,857
Less: Current Portion ..............................................................    (1,536,064)
                                                                                       -----------
Loans payable, long-term-December 2008 .............................................   $    22,793
                                                                                       ===========

NOTE 8 - RELATED PARTY TRANSACTIONS

At December 31, 2006 we held a due to executive officers in the amount of approximately $140,893. The amounts due to executive officers are non-interest bearing, unsecured, and payable on demand.

Marc Siegel ................   $  9,978
Yuejian "James" Wang .......    130,360
David Stein ................        555
                               --------
 Sub Total .................   $140,893
                               ========

In February 2007, the amount of $140,893 was satisfied by the Company.

The Company leases approximately 1,300 square feet of office space for its headquarters in the U.S.. Commencing in August 2006 following the reverse merger with China Direct Consulting we began subleasing our office space from two related parties, Dr. Wang, our CEO and Mr. Siegel, our President. Prior to
August 2006, China Direct Consulting subleased this same office space from the two related parties. The Company incurred approximately $ 28,398 and $ $24,000 in rental expense pursuant to this subleasing arrangement during Fiscal 2006 and the 2005 Period, respectively.

At December 31, 2006, Chang Magnesium owed $1,546,880 to in accounts payable -
related party which represents amounts due to Shanxi Golden Trust YiWei
Magnesium Industry Co. Ltd. for the purchase of inventory. Chang Magnesium did not have a similar obligation at December 31, 2005. Taiyuan YiWei Magnesium
Factory, a company which Yuwei Huang, CEO of Chang Magnesium holds a 75%
ownership interest, holds a 30% ownership interest in Shanxi Golden Trust YiWei
Magnesium Industry Co. Ltd.

                       CHINA DIRECT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             DECEMBER 31, 2006 AND THE PERIOD FROM JANUARY 18, 2005
                            THROUGH DECEMBER 31, 2005

NOTE 9 - STOCKHOLDERS' EQUITY

COMMON STOCK

At inception, China Direct Consulting issued 10,000,000 shares of common stock to its three founders. The shares were valued at par value and amounted to
$10,000. The fair value of the securities was recognized as sales and general and administrative expenses in the 2005 Period.

Under the terms of the share exchange, the China Direct Consulting shareholders received one (1) share of our common stock for each share of China Direct
Consulting common stock owned by them prior to the transaction. In addition, all issued and outstanding options of China Direct Consulting exercisable into
9,046,000 shares of China Direct Consulting common stock were cancelled and exchanged for identical options of the Company exercisable into 9,046,000 shares of common stock at exercise prices ranging from $.01 to $10.00 and portions vesting periodically over the next three years. This share exchange, which was structured to be a tax free exchange under the Internal Revenue Code of 1987, as amended, resulted in a change in our control, and was a reverse merger for accounting purposes with China Direct Consulting as the accounting survivor.
Subsequently we granted options of the Company exercisable into 42,000 shares of common stock at exercise prices of $5.00 and portions vesting periodically over the next three years. In Total we have granted options of China Direct
Consulting exercisable into 9,088,000 shares of China Direct Consulting common stock.

At the time of the reverse merger, on August 16, 2006, the Company had 528,433 shares of common stock issued and outstanding.

On September 12, 2006 (the "September 2006 Offering"), we completed the sale of
468,750 equity units, at $2 per unit, for a total of $937,500. In total the
Company issued 468,750 shares of Common Stock, granted Class A Common Stock
Purchase Warrants, exercisable at $4 per share with a five year life, to purchase 703,125 shares of common stock and granted Class B Common Stock
Purchase Warrants, exercisable at $10 per share with a five year life, to purchase 703,125 shares of common stock.

On November 16, 2006 (the "November 2006 Offering"), we completed the sale of
1,816,250 equity units, at $2 per unit, for a total of $3,632,500. In total the company issued 1,816,250 shares of common stock, granted Class A Common stock
Purchase Warrants, exercisable at $4 per share with a five year life, to purchase 2,724,375 shares of common stock and granted Class B Common Stock
Purchase Warrants, exercisable at $10 per share with a fiver year life, to purchase 2,724,375 shares of common stock.

The Company realized net proceeds of $4,222,393 from the sale of the equity units in September and November 2006.

In total the Company sold $4,570,000 of units (net proceeds of $4,222,393) which consisted of 2,285,000 shares of common stock, Class A Common stock Purchase
Warrants to purchase 3,427,500 shares of common stock, Class A Common Stock
Purchase Warrants to purchase 3,427,500 shares of common stock.

                       CHINA DIRECT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             DECEMBER 31, 2006 AND THE PERIOD FROM JANUARY 18, 2005
                            THROUGH DECEMBER 31, 2005

NOTE 9 - STOCKHOLDERS' EQUITY (CONTINUED)

COMMON STOCK (CONTINUED)

The Company issued Class A Common Stock Purchase Warrants to purchase an aggregate of 376,875 shares of common stock as a due diligence fee in connection with the closing of our September 2006 Offering and November 2006 Offering.

The Company granted Class A Common Stock Purchase Warrants to purchase an aggregate of 30,000 shares of common stock to Skyebanc, Inc., a broker dealer and member of the NASD, as a finder fee in connection with the closing of our
September 2006 Offering and November 2006 Offering.

The investors in the September 2006 Offering and November 2006 Offerings are
certain accredited institutional and individual investors. The exercise of the warrants is subject to a 4.99% cap on the beneficial ownership that each purchaser may have at any point in time while the securities are outstanding.
The net proceeds from the September 2006 Offering will be used for working capital purposes, and the net proceeds from the November 2006 Offering are expected to be used for acquisitions, as well as working capital purposes.

During the year ended December 31, 2006, the Company issued 55,000 shares of common stock in connection with the exercise of common stock options for net proceeds of $30,000. Of these options, 5,000 were exercised at $5.00 per share, while 50,000 were exercised at $.10 per share.

CAPITAL CONTRIBUTION

During the year ended December 31, 2006 the three founders of China Direct
Consulting contributed $259,061 to the Company. No common stock, nor any other equity instrument, nor debt instrument was issued to the three founders for this contribution to the Company. This contribution was accounted for as Additional
Paid In Capital.

STOCK OPTION PLAN

During Fiscal 2006 the Company adopted the 2006 Stock Compensation Plan (the
"2006 Plan"). The Company has reserved and authorized 2,000,000 shares of their common stock. Under the 2006 Plan, the purchase price for incentive stock options must be at least 100% of the fair market value of our common stock on the date the option is granted, except that the purchase price of incentive options must be at least 110% of the fair market value in the case of an incentive option granted to a person who is a "10% stockholder." A "10%
stockholder" is a person who owns (within the meaning of Section 422(b)(6) of the Internal Revenue Code of 1986) at the time the incentive option is granted, shares possessing more than 10% of the total combined voting power of all classes of our outstanding shares. The purchase price for shares subject to a non-qualified option must be at least the par value of our common stock.

Under the 2006 Plan, all incentive stock options shall expire on or before the
10th anniversary of the date the option is granted, except under limited circumstances. In the case of incentive stock options granted to an eligible employee owning more than 10% of the Company's common stock, these options will expire no later than five years after the date of the grant. Non-qualified options shall expire 10 years and one day from the date of grant unless otherwise provided under the terms of the option grant. Shares covered by plan options which terminate unexercised will again become available for grant as additional options, without decreasing the maximum number of shares issuable under the 2006 Stock Compensation Plan, although such shares may also be used by us for other purposes.

There were no options granted under the 2006 Plan during Fiscal 2006.

                       CHINA DIRECT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             DECEMBER 31, 2006 AND THE PERIOD FROM JANUARY 18, 2005
                            THROUGH DECEMBER 31, 2005

NOTE 9 - STOCKHOLDERS' EQUITY (CONTINUED)

STOCK OPTION PLAN (CONTINUED)

The following information regarding stock based compensation has been determined as if the Company had accounted for its employee stock options under the fair value method pursuant to SFAS 123. For purposes of the calculations, the weighted fair value of each option granted in the 2005 Period was estimated at the date of grant using the Black-Scholes model with the following weighted assumptions: risk free interest rate: 4.0%, dividend yield: none; volatility:
73%; expected lives: 5 years.

The Company granted 5,500,000 options to its executive officers during the 2005
Period at a weighted average exercise price of $5.00. No value was attributed to such options based on the aforementioned assumptions. Additionally, there are no adjustments to the pro forma net income or earnings per share for the 2005
Period.

For Fiscal 2006, the Company granted 3,588,000 options to consultants and employees. These options vested over a period not exceeding one year and had exercise price ranging from $0.01 to $10.00. The fair value of each options granted during the year ended December 31, 2006 was estimated at the date of grant using the Black-Scholes model with the following weighted assumptions: (i)
risk free interest rate: 5.1%; (ii) dividend yield: none; (iii) volatility: 54%;
(iv) expected lives: 5 years.  The weighted fair value of such options  amounted
to  $175,757  of  which  $76,757  was   recognized  as  sales  and  general  and
administrative expenses for the year ended December 31, 2006 because the options were granted as compensation to employees pursuant to employment agreements. The weighted  average fir value of options granted in Fiscal 2006 was  approximately
$0.05 per share. The options expensed for $43,757 were granted to employees, and were exercisable  upon granting.  These options granted to employees have a life of  5  years.  The  remaining  options  valued  at  $132,000,  were  granted  to consultants  who  commence  services for these  options for three  years.  These options granted to consultants are exercisable  immediately.  For the year ended
December 31, 2006, the amortization of deferred compensation expense amounted to
$33,000.

                       CHINA DIRECT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             DECEMBER 31, 2006 AND THE PERIOD FROM JANUARY 18, 2005
                            THROUGH DECEMBER 31, 2005

NOTE 9 - STOCKHOLDERS' EQUITY (CONTINUED)

STOCK OPTION PLAN (CONTINUED)

The following table sets forth the Company's stock option activity during the
2005 Period and Fiscal 2006:

                                                                        Weighted
                                                        Shares          average
                                                      underlying        exercise
                                                       options           price
                                                      ----------        --------

Outstanding at January 18, 2005 ...............               --         $   --
      Granted .................................        5,500,000           5.00
      Exercised ...............................               --             --
      Expired or cancelled ....................               --             --
                                                      ----------         ------
Outstanding at December 31, 2006 ..............        5,500,000         $ 5.00
      Granted .................................        3,588,000           2.62
      Options assumed with reverse merger
      transaction on August 16, 2006 ..........          851,460          28.50
      Exercised ...............................          (55,000)           .55
      Expired or cancelled ....................          (40,480)         11.25
                                                      ----------         ------
Outstanding at December 31, 2006 ..............        9,843,980         $ 3.27
                                                      ==========         ======
Exercisable at December 31, 2006 ..............        2,948,980         $ 9.82
                                                      ==========         ======
Weighted-average exercise price of options
granted during the period .....................       $     2.62
                                                      ==========

                       CHINA DIRECT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             DECEMBER 31, 2006 AND THE PERIOD FROM JANUARY 18, 2005
                            THROUGH DECEMBER 31, 2005

NOTE 9 - STOCKHOLDERS' EQUITY (CONTINUED)

STOCK OPTION PLAN (CONTINUED)

The weighted average remaining contractual life and weighted average exercise price of options outstanding at December 31, 2006, for selected exercise price ranges, is as follows:

Options outstanding:

                                                                      Weighted
                             Weighted                                 average
                             average      Weighted                    exercise
Range of     Number of      remaining     average                     price of
exercise      options      contractual    exercise     Options         options
 prices     outstanding       life          price     Exercisable    exercisable
--------    -----------    -----------    --------    -----------    -----------

$   0.01     1,100,000      3.09 years    $   0.01     1,000,000     $     0.01
$   0.30     1,000,000         5 years    $   0.30            --     $       --
$   2.00       400,000      4.33 years    $   2.00            --     $       --
$   2.25           400      7.81 years    $   2.25           400     $     2.25
$   2.50     1,738,000      5.67 years    $   2.50     1,188,000     $     2.50
$   5.00     2,095,000         5 years    $   5.00            --     $       --
$   7.50     1,375,000         6 years    $   7.50            --     $       --
$  10.00     1,375,000         7 years    $  10.00            --     $       --
$  15.00           500       1.4 years    $  15.00           500     $    15.00
$  30.00       760,000      6.08 years    $  30.00       760,000     $    30.00
$  56.25            80       7.9 years    $  56.25            80     $    56.25
             ---------     -----------    --------     ---------     ----------
             9,843,980         5 years    $   3.27     2,948,980     $     9.82
             ---------     -----------    --------     ---------     ----------

Prior to January 1, 2006, the Company accounted for stock-based awards using the intrinsic value method of accounting in accordance with Accounting Principles
Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25").
Under the intrinsic value method of accounting, no compensation expense was recognized in the company's consolidated statements of operations when the exercise price of the company's employee stock option grant equaled the market price of the underlying common stock on the date of grant and the measurement date of the option grant is certain. Under SFAS 123R, the company re-measures the intrinsic value of the options at the end of each reporting period until the options are exercised, cancelled or expire unexercised. As of December 31, 2006,
6,895,000 million options with a weighted average exercise price of $ 6.50 and a weighted average remaining life of 5 years, remain outstanding and continue to be re-measured at the intrinsic value over their remaining vesting period ranging from 2 months to 7 years. Compensation expense in any given period is calculated as the difference between total earned compensation at the end of the period, less total earned compensation at the beginning of the period.
Compensation earned is calculated on a straight line basis over the requisite service period for any give option award.

                       CHINA DIRECT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             DECEMBER 31, 2006 AND THE PERIOD FROM JANUARY 18, 2005
                            THROUGH DECEMBER 31, 2005

NOTE 9 - STOCKHOLDERS' EQUITY (CONTINUED)

STOCK OPTION PLAN (CONTINUED)

Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for grants under those plans consistent with the method of SFAS No. 123, the Company's cash flows would have remained unchanged; however net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                                     2005 Period
                                                                     -----------

Net income as reported:...........................................    $ 460,833
Add:    Compensation expense recognized for options
        Granted below market value ...............................           --
Deduct: Total stock-base employee compensation expense
        determined under fair value based method for all
        awards, net of related tax effects .......................           --
                                                                      ---------
Earnings per share: ..............................................    $ 460,833
                                                                      =========
        Basic ....................................................    $    0.05
                                                                      =========
        Diluted ..................................................    $    0.04
                                                                      =========

COMMON STOCK WARRANTS

In our September 2006 equity offering, in connection with the first closing of our offering, the Company granted five-year Class A Common Stock Purchase
Warrants to purchase an aggregate of 703,125 shares of common stock at an exercise price of $4.00 per share and five-year Class B Common Stock Purchase
Warrants to purchase an aggregate of 703,125 shares of common stock at an exercise price of $10.00 per share.

In our November 2006 equity offering, in connection with the second closing of our offering, the Company granted five-year Class A Common Stock Purchase
Warrants to purchase an aggregate of 2,724,375 shares of common stock at an exercise price of $4.00 per share and five-year Class B Common Stock Purchase
Warrants to purchase an aggregate of 2,724,375 shares of common stock at an exercise price of $10.00 per share.

In total, in connection with the offering, the Company secured gross proceeds of
$4,570,000 (Net proceeds of $4,222,393). In total, the Company sold 2,285,000 units of securities at a purchase price of $2.00 per unit, and issued an aggregate of 2,285,000 shares of common stock, five year Class A Common Stock
Purchase Warrants to purchase 3,427,500 shares of common stock and five year
Class B Common Stock Purchase Warrants to purchase 3,427,500 shares of common stock. The Class A Warrants are exercisable at $4.00 per share and the Class B
Warrants are exercisable at $10.00 per share.

The Company issued Class A Common Stock Purchase Warrants to purchase an aggregate of 376,875 shares of common stock as a due diligence fee in connection with the closing of our September 2006 Offering and November 2006 Offering.

                       CHINA DIRECT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             DECEMBER 31, 2006 AND THE PERIOD FROM JANUARY 18, 2005
                            THROUGH DECEMBER 31, 2005

NOTE 9 - STOCKHOLDERS' EQUITY (CONTINUED)

COMMON STOCK WARRANTS (CONTINUED)

The Company granted Class A Common Stock Purchase Warrants to purchase an aggregate of 30,000 shares of common stock to Skyebanc, Inc., a broker dealer and member of the NASD, as a finder fee in connection with the closing of our
September 2006 Offering and November 2006 Offering.

The investors in the September 2006 Offering and November 2006 Offerings are
certain accredited institutional and individual investors. The exercise of the warrants is subject to a 4.99% cap on the beneficial ownership that each purchaser may have at any point in time while the securities are outstanding.
The net proceeds from the September 2006 Offering will be used for working capital purposes, and the net proceeds from the November 2006 Offering are expected to be used for acquisitions, as well as working capital purposes.

On August 22, 2006, the Company entered into a two month agreement with ROI
Group Associates, Inc. The consultant was granted a Class A Common Stock
Purchase Warrants to purchase up to 50,000 shares of the Company's common stock at an exercise price of $4.00 per share for five years. The fair value of this warrant grant was estimated at $2.072 per warrant on the date of grant using the
Black-Scholes option-pricing model with the following weighted-average assumptions dividend yield of -0- %; expected volatility of 54%; risk-free interest rate of 4.70 % and an expected holding period of 5 years. In connection with these warrants, the Company recorded stock-based consulting expense of
$103,579.

On December 1, 2006, the Company entered into a twelve month agreement commencing January 1, 2007 with HC International, Inc. The Consultant was granted a Class A Common Stock Purchase Warrants to purchase shares up to 50,000 shares of the Company's common stock at an exercise price of $2.50 per share for five years. The fair value of this warrant grant was estimated at $2.557 per warrant on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions dividend yield of -0- %; expected volatility of 54%; risk-free interest rate of 4.70 % and an expected holding period of 5 years. In connection with these warrants, the Company recorded deferred compensation of $127,840.

In connection with the reverse merger, the Company had warrants outstanding to purchase up to 180,000 shares of common stock; 90,000 exercisable at a price of
$15.00 per share and 90,000 exercisable at $7.50 per share. The warrants expire on May 20, 2008.

A summary of the status of the Company's outstanding stock purchase warrants granted as of December 31, 2006 and changes during the period is as follows:

                       CHINA DIRECT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             DECEMBER 31, 2006 AND THE PERIOD FROM JANUARY 18, 2005
                            THROUGH DECEMBER 31, 2005

NOTE 9 - STOCKHOLDERS' EQUITY (CONTINUED)

COMMON STOCK WARRANTS (CONTINUED)

                                                                        Weighted
                                                          Shares        average
                                                        underlying      exercise
                                                         options         price
                                                        ----------      --------
Outstanding at January 18, 2005 ..................             --        $   --
      Granted ....................................             --            --
      Exercised ..................................             --            --
      Expired or cancelled .......................             --            --
                                                        ---------        ------
Outstanding at December 31, 2006 .................             --        $   --
      Granted ....................................      7,361,875          6.78
      Warrants assumed with reverse merger
      transaction on August 16, 2006 .............        180,000         11.25
      Exercised ..................................             --            --
      Expired or cancelled .......................             --            --
                                                        ---------        ------
Outstanding at December 31, 2006 .................      7,541,875        $ 6.89
                                                        =========        ======
Exercisable at December 31, 2006 .................      7,541,875        $ 6.89
                                                        =========        ======

The following information applies to all warrants outstanding at December 31,
2006.

                             Warrants                    Warrants
                            Outstanding                 Exercisable
                           ------------                 -----------
                             Weighted
                             Average       Weighted                     Weighted
Range of                    Remaining      Average                      Average
Exercise                   Contractual     Exercise                     Exercise
prices         Shares      Life (Years)     Price         Shares         Price
--------     ----------    ------------    --------      --------       --------

$2.50           50,000        4.92          $  2.50         50,000       $  2.50
$4.00        3,884,375        4.67          $  4.00      3,884,375       $  4.00
$7.50           90,000        1.39          $  7.50         90,000       $  7.50
$10.00       3,427,500        4.92          $ 10.00      3,427,500       $ 10.00
$15.00          90,000        1.39          $ 15.00         90,000       $ 15.00
             ---------                                   ---------
             7,541,875                                   7,541,875

                       CHINA DIRECT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             DECEMBER 31, 2006 AND THE PERIOD FROM JANUARY 18, 2005
                            THROUGH DECEMBER 31, 2005

NOTE 10 - MARKETABLE SECURITIES

Marketable securities, as shown in the accompanying balance sheet, consist of investment in trading securities and Investment in marketable securities held for sale-related party. Their value at date received and estimated fair market value at December 31, 2006 and 2005 are as follows:

Fiscal 2006

                                                      January 1,      Amount      Unrealized     December 31,
                                                        2006      received/sold      gain           2006
                                                     -----------  -------------   -----------    -----------

Investment in trading securities .................   $   152,800   $ 1,343,633    $   670,170    $ 2,166,603
Investment in trading securities-related party ...            --       381,442        (69,831)       311,611
                                                     -----------   -----------    -----------    -----------
Total Investment in trading securities ...........   $   152,800   $ 1,725,075    $   600,339    $ 2,478,214

Investment in marketable securities held for
sale-related party ...............................   $   810,000   $   (48,600)   $   564,000    $ 1,325,400

The 2005 Period

                                                     January 18,      Amount       Unrealized    December 31,
                                                        2005      received/sold      gain           2005
                                                     -----------  -------------   -----------    -----------

Investment in trading securities .................   $        --   $   124,150    $    28,650    $   152,800

Investment in marketable securities held for
sale-related party ...............................   $        --   $   735,000    $    75,000    $   810,000

NOTE 11 - INCOME TAXES

The Company's parent and their US subsidiaries are subject top applicable
Federal, State and Local tax statues. The Company's subsidiaries in China are governed by the Income Tax Law of the Peoples Republic of China concerning
Foreign Investment Enterprises and Foreign Enterprises and local income tax laws
(the "PRC Income Tax Law"). Pursuant to the PRC Income Tax Law, wholly-owned foreign enterprises are subject to tax at a statutory rate of approximately 33%
(30% state income tax plus 3% local income tax).

                       CHINA DIRECT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             DECEMBER 31, 2006 AND THE PERIOD FROM JANUARY 18, 2005
                            THROUGH DECEMBER 31, 2005

NOTE 11 - INCOME TAXES (CONTINUED)

The components of income (loss) before income tax consist of the following:

                              Fiscal              2005
                               2006              Period
                             ---------          ---------

US Operations ...........    $ 441,000          $ 765,000
Chinese Operations ......      (95,000)                 *
                             ---------          ---------
                             $ 346,000          $ 765,000
                             =========          =========

*- The Company did not have any ownership in Chinese subsidiaries for the 2005
Period

The provision (benefit) for income taxes is composed of the following:

                              Fiscal              2005
                               2006              Period
                             ---------          ---------
Current:
  Federal ...............    $   8,000          $ 259,000
  State .................        1,000             34,000
  Chinese Operations ....        2,000                  *
Deferred:
  Federal ...............      147,000             10,000
  State .................       18,000              1,000
  Chinese Operations ....            -                  *
                             ---------          ---------
                             $ 176,000          $ 304,000
                             =========          =========

*- The Company did not have any ownership in Chinese subsidiaries for the 2005
Period

The table below summarizes the reconciliation of the Company's income tax provision computed at the federal statutory rate and the actual tax provision as follows:

                                                             Fiscal       2005
                                                              2006       Period
                                                            --------    --------

Income tax (benefit) provision at Federal statutory rate    $120,000    $269,000
State income taxes, net of Federal benefit .............      16,000      35,000
Other ..................................................       2,000           -
Foreign loss not available against US taxes ............      38,000           -
                                                            --------    --------
Tax provision ..........................................    $176,000    $304,000
                                                            ========    ========

                       CHINA DIRECT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             DECEMBER 31, 2006 AND THE PERIOD FROM JANUARY 18, 2005
                            THROUGH DECEMBER 31, 2005

NOTE 11 - INCOME TAXES (CONTINUED)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following tax effects of temporary differences give gives effect to the following deferred tax assets and liabilities as of December 31, 2006:

Deferred tax asset ...............................................      $      -
                                                                        ========

Deferred Tax Liabilities:
  Unrealized gain on Trading securities ..........................      $261,000
  Unrealized gain on marketable securities held for sale .........       180,000
                                                                        --------
                                                                        $441,000
                                                                        ========

NOTE 12 - COMMITMENT

OPERATING LEASES

The principal executive offices of China Direct are leased or approximately
$3,382 a month for an annual cost of approximately $33,818 through October 31,
2007.

CDI Shanghai Management entered into an office lease agreement for a monthly rent of approximately $3,200 for an annual cost of approximately $39,534. The lease runs from January 1, 2007 through December 31, 2007.

Lang Chemical will pay a minimum of $732 in 2007 to lease storage facility in
Jiangsu Province.

The principal executive offices of CDI Wanda Alternative Energy Co., Ltd. ("CDI
Wanda") leased at a total annual cost of approximately $12,792 through May 1,
2024.

Jieyang Big Tree Toy Enterprise Co. Ltd. has a lease to operate office space from February 1, 2007 to January 31, 2012 for an annual rent of about $110,792.

Future minimum rental payments required under the operating leases as discussed herein are as follows:

Period:                                        Total:

Period Ended December 31, 2007 ...          $    197,669
Period Ended December 31, 2008 ...               159,789
Period Ended December 31, 2009 ...               163,426
Period Ended December 31, 2010 ...               189,172
Period Ended December 31, 2011 ...               191,530
Thereafter .......................               210,141
                                            ------------
                                            $  1,111,727

Rent expense for Fiscal 2006 and for the 2005 Period amounted to $30,194 and
$24,000, respectively.

                       CHINA DIRECT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             DECEMBER 31, 2006 AND THE PERIOD FROM JANUARY 18, 2005
                            THROUGH DECEMBER 31, 2005

NOTE 13 - SEGMENT INFORMATION

The following information is presented in accordance with SFAS No. 131,
Disclosure about Segments of an Enterprise and Related Information. For the year ended December 31, 2006, the Company operated in three reportable business segments - (1) Shanghai Lang Chemical Company, Ltd. ("Lang Chemical"). Lang
Chemical is a distributor of industrial grade synthetic chemical products; (2)
Chang Magnesium Co. Ltd., ("Chang Magnesium"). Chang Magnesium and its wholly owned subsidiary Taiyuan Changxin YiWei Trading Co., Ltd. ("Changxin Trading")
process and distribute various forms of magnesium including but not limited to magnesium powder, magnesium scrap, magnesium alloy and various grades of ordinary magnesium slabs; and (3) China Direct Investments, Inc. ("China Direct
Consulting") serves as a full service consulting and advisory firm offering a comprehensive suite of services critical to the success of Chinese entities seeking to access the U.S. capital markets. The Company's reportable segments are strategic business units that offer different products. They are managed separately based on the fundamental differences in their operations. Condensed information with respect to these reportable for fiscal 2006 and the 2005 Period are as follows

Fiscal, 2006 (Unaudited):

                                      Lang
                                    Chemical          Chang
                                    (chemical       Magnesium
                                  distribution     (magnesium    China Direct
                                    segment)         segment)     Consulting    Consolidated
                                  ------------    ------------   ------------   ------------

Revenues .....................    $ 11,840,242    $          *   $  1,627,095   $ 13,467,337
Revenues - related party .....    $         --    $          *   $    517,000   $    517,000
Interest income (expense) ....    $    (23,505)   $          *   $     16,881   $     (6,624)
Net (loss) income ............    $    (96,977)   $          *   $    266,299   $    169,322
Segment Assets ...............    $  3,568,710    $ 10,266,773   $  6,999,922   $ 20,835,405

(1)   The Company's 51% interest in Lang Chemical was acquired on October 25,
      2006; all operating disclosures are from the date of the Company's acquisition of Lang Chemical

(*)   The Company's 51% interest in Chang Magnesium was acquired on December 22,
      2006; due to the insignificant amount of time for ownership for majority owned subsidiary the Company has not consolidated the operations of Chang
      Magnesium for Fiscal 2006

2005 Period:

The Company had only one segment for the 2005 Period that being their consulting advisory services segment, according a table is not presented for segment information for the 2005 Period.

                       CHINA DIRECT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             DECEMBER 31, 2006 AND THE PERIOD FROM JANUARY 18, 2005
                            THROUGH DECEMBER 31, 2005

NOTE 14 - FOREIGN OPERATIONS

For the Fiscal 2006, the Company derived part of its revenue from its subsidiaries located in the People's Republic of China. Identifiable assets by geographic areas as of December 31, 2006 are as follows:

                          Identifiable Assets at December 31, 2006
                          ----------------------------------------

United States.....                       $ 6,999,922
China ............                        13,835,483
                                         -----------
Total ............                       $20,835,405
                                         ===========

Fiscal 2006:
                                   United States     People's Republic of China
                                   -------------     --------------------------

Revenues ....................      $1,627,095            $   11,840,242
Revenues - related party.....      $  517,000            $           --
Identifiable assets .........      $6,999,992            $   13,835,483

2005 Period:

For the 2005 Period all revenues and identifiable assets were located in the
United States, according a table is not presented for foreign operations for the
2005 Period.

NOTE 15 - OPERATING RISK

(a) Country risk

The majority of the Company's revenues will be derived from the sale of magnesium and chemical products in the Peoples Republic of China (PRC). The
Company hopes to expand its operations to countries outside the PRC, however, such expansion has not been commenced and there are no assurances that the
Company will be able to achieve such an expansion successfully. Therefore, a downturn or stagnation in the economic environment of the PRC could have a material adverse effect on the Company's financial condition.

(b) Products risk

In addition to competing with other companies, the Company could have to compete with larger US companies who have greater funds available for expansion, marketing, research and development and the ability to attract more qualified personnel if access is allowed into the PRC market. If US companies do gain access to the PRC markets, they may be able to offer products at a lower price.
There can be no assurance that the Company will remain competitive should this occur.

                       CHINA DIRECT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             DECEMBER 31, 2006 AND THE PERIOD FROM JANUARY 18, 2005
                            THROUGH DECEMBER 31, 2005

NOTE 15 - OPERATING RISK (CONTINUED)

(c) Exchange risk

The Company can not guarantee that the current exchange rate will remain steady, therefore there is a possibility that the Company could post the same amount of profit for two comparable periods and because of a fluctuating exchange rate actually post higher or lower profit depending on exchange rate of Chinese
Renminbi converted to US dollars on that date. The exchange rate could fluctuate depending on changes in the political and economic environments without notice.

(d) Political risk

Currently, PRC is in a period of growth and is openly promoting business development in order to bring more business into PRC. Additionally PRC allows a
Chinese corporation to be owned by a United States corporation. If the laws or regulations are changed by the PRC government, the Company's ability to operate the PRC subsidiaries could be affected.

(e) Key personnel risk

The Company's future success depends on the continued services of executive management in China and the United States. The loss of any of their services would be detrimental to the Company and could have an adverse effect on business development. The Company maintains key-man insurance on the lives of the executive management. Future success is also dependent on the ability to identify, hire, train and retain other qualified managerial and other employees.
Competition for these individuals is intense and increasing.

(f) Performance of subsidiaries risk

The majority of the Company's revenues will be derived via the operations of the
Company's majority owned Chinese subsidiaries. Economic, governmental, political, industry and internal company factors outside of the Company's control affect each of the subsidiaries. If the subsidiaries do not succeed, the value of the assets and the price of our common stock could decline.

NOTE 16 - SUBSEQUENT EVENTS

On February 17, 2007, CDI (Shanghai) Management Co., Ltd. created Capital One
Resource Co., Ltd., a Brunei corporation, as a wholly owned subsidiary.

On February 12, 2007 Big Tree Group Corp. acquired a 100% interest in Jieyang
Big Tree Toy Enterprise Co. Ltd., a Chinese limited liability company, ("Jieyang
Big Tree") in exchange for 240,000 shares of our common stock valued at
$1,200,000. As a result Jieyang Big Tree is a wholly owned subsidiary of Big
Tree. Jieyang Big Tree will seek to be a reseller and distributor of toys and related entertainment products within China. We presently anticipate that
Jieyang Big Tree will commence operations in April 2007

                       CHINA DIRECT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             DECEMBER 31, 2006 AND THE PERIOD FROM JANUARY 18, 2005
                            THROUGH DECEMBER 31, 2005

NOTE 16 - SUBSEQUENT EVENTS (CONTINUED)

On February 12, 2007 CDI China, Inc. acquired a 60% majority interest in CDI
Magnesium Co. Ltd., a Brunei corporation, in exchange for 25,000 shares of our common stock valued at $100,000. CDI Magnesium formed to operate a newly constructed magnesium plant in Taiyuan, China. It is expected that the plant will process and manufacture a variety of magnesium alloy by products. CDI
Magnesium expects to commence operations in April 2007.

Jinan Alternative Energy Group Corp. was incorporated in Florida as a wholly owned subsidiary of CDI China on January 18, 2007 as Wonderful Tech Group Inc.
On February 7, 2007 Wonderful Tech Group Inc. changed its name to Jinan
Alternative Energy Group Corp. On February 12, 2007 Jinan Alternative Energy
Group Corp. acquired a 51% majority interest in CDI Wanda Alternative Energy
Co., Ltd., a Chinese limited liability company, ("CDI Wanda") in exchange for
337,500 shares of our common stock valued at $1,350,000. Jinan Wanda New Energy
Co. Ltd., ("CDI Wanda") established in 1996, is located in Jinan, the capital city of Shandong Province. CDI Wanda is engaged in the alternative energy and recycling industry. CDI Wanda develops environmentally safe recycling technological applications.

In February 2007, Chang Magnesium Co., Ltd. formed a new entity, Excel Rise
Technology Company, Limited, a Brunei corporation, as a wholly owned subsidiary.

