Form 10QSB
period 2007-03-31
China Direct, Inc
filed 2007-05-09
CIK 1088787

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly report ended March 31, 2007

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

                       APPLICABLE ONLY TO COPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: At May 9, 2007 there were 13,573,433 shares of common stock were issued and outstanding.

Transitional Small Business Disclosure Format (Check one) Yes [ ] No [X]

           CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

         Certain statements in this report contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, the risk of doing business in the People' Republic of China, our ability to implement our strategic initiatives, our access to sufficient capital, the effective integration of our subsidiaries in the PRC into a U.S. public company structure, economic, political and market conditions and fluctuations, government and industry regulation, Chinese and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this report in its entirety. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this report and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

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

         When used in this report the terms "China Direct", "we", "us" or "our" refers to China Direct, Inc., a Delaware corporation formerly known as Evolve One, Inc., and its subsidiaries. Other terms used in this report include:

   o "China Direct Consulting" means China Direct Investments, Inc., a Florida corporation and a wholly owned subsidiary of China Direct,
   o "CDI China" means CDI China, Inc., a Florida corporation and a wholly owned subsidiary of China Direct,
   o "Lang Chemical" means Shanghai Lang Chemical Co., Ltd., a Chinese limited liability company, and a majority owned subsidiary of CDI China,
   o "Chang Magnesium" means Taiyuan Chang Magnesium Co., Ltd., a Chinese limited liability company, and a majority owned subsidiary of CDI China
   o "Changxin Trading" means Taiyuan Changxin YiWei Trading Co., Ltd., a Chinese limited liability company, and a wholly owned subsidiary of Chang Magnesium,
   o "CDI Shanghai Management" means CDI Shanghai Management Co., Ltd., a Chinese limited liability company, and a wholly owned subsidiary of CDI China,
   o "Luma Logistic" means Luma Logistic (Shanghai) Co., Ltd., a Chinese limited liability company, and a majority owned subsidiary of CDI China,
   o "Big Tree" means Big Tree Group Corporation, a Florida corporation, and a majority owned subsidiary of CDI China,
   o "Jieyang Big Tree" means Jieyang Big Tree Toy Enterprise Co., Ltd, a Chinese limited liability company, and a majority owned subsidiary of CDI China,
   o "Jinan" means Jinan Alternative Energy Group Corp. a Florida corporation, and a wholly owned subsidiary of CDI China,
   o "CDI Wanda" means CDI Wanda New Energy Co., Ltd., a Chinese limited liability company formerly known as Jinan Wanda New Energy Co., Ltd., and a majority owned subsidiary of Jinan,
   o "CDI Magnesium" means CDI Magnesium Co., Ltd., a Brunei corporation, and a majority owned subsidiary of CDI China,
   o "Capital One Resource" means Capital One Resource Co., Ltd., a Brunei corporation, and a wholly owned subsidiary of CDI Shanghai Management, and
   o "Excel Rise" means Excel Rise Technology Co., Ltd., a Brunei corporation, and a wholly owned subsidiary of Chang Magnesium.

                                       PART I - FINANCIAL INFORMATION

                                     CHINA DIRECT, INC. AND SUBSIDIARIES
                                         CONSOLIDATED BALANCE SHEET
                                               March 31, 2007
                                                 (Unaudited)
                                                   ASSETS
Current Assets:
  Cash and cash equivalents .................................................................  $  5,408,626
  Notes receivable ..........................................................................        44,751
  Investment in marketable securities held for sale .........................................     2,191,400
  Investment in marketable securities held for sale-related party .. ........................     1,410,800
  Accounts receivable, net of allowance for doubtful accounts $8,358 ........................     6,132,446
  Inventories ...............................................................................     2,713,748
  Prepaid expenses and other assets .........................................................     3,531,506
  Prepaid expenses-related party ............................................................     3,611,243
  Other receivable ..........................................................................        58,510
  Due from related party ....................................................................     1,435,204
                                                                                               ------------
     Total current assets ...................................................................    26,538,234

Property and equipment, net of accumulated depreciation of $226,250 .........................     3,835,375
Prepaid expenses ............................................................................       222,728
Property use right, net .....................................................................        66,666
                                                                                               ------------

     Total assets ...........................................................................  $ 30,663,003
                                                                                               ============

                                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Loan payable-short term ...................................................................  $    395,014
  Accounts payable and accrued expenses .....................................................     3,462,680
  Accounts payable-related party ............................................................     2,755,759
  Liabilities in connection with acquisitions-related party .................................       368,272
  Advances from customers ...................................................................     6,132,222
  Deferred revenues-short term ..............................................................       779,900
  Other payable .............................................................................     2,264,652
  Income tax payable ........................................................................       608,889
                                                                                               ------------
    Total current liabilities ...............................................................    16,767,388

Other payable-long term .....................................................................           718
Deferred revenues-long term .................................................................       584,925

Minority interest ...........................................................................     4,935,370

Stockholders' Equity:

  Preferred Stock: $.0001 par value, 10,000,000 authorized, no shares issued and outstanding              -
  Common Stock; $.0001 par value, 1,000,000,000 authorized, 13,273,433 issued and outstanding         1,327
  Additional paid-in capital ................................................................     6,392,591
  Deferred compensation .....................................................................      (183,880)
  Accumulated comprehensive loss ............................................................      (336,460)
  Retained earnings .........................................................................     2,501,024
                                                                                               ------------

     Total stockholders' equity .............................................................     8,374,602
                                                                                               ------------

     Total liabilities and stockholders' equity .............................................  $ 30,663,003
                                                                                               ============

                          See notes to unaudited consolidated financial statements

                                                     -3-

                                     CHINA DIRECT, INC. AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                                 (Unaudited)
                                                                                 For the Three Months
                                                                                    Ended March 31,
                                                                                2007               2006
                                                                            ------------       ------------
Revenues .............................................................      $ 30,498,940       $    106,415
Revenues-related party ...............................................           440,000            100,000
                                                                            ------------       ------------
     Total revenues ..................................................        30,938,940            206,415

Cost of revenues .....................................................        27,467,014             15,260
                                                                            ------------       ------------

Gross profit .........................................................         3,471,926            191,155

Operating expenses:
     Selling, general, and administrative-related party ..............                 -              5,700
     Selling, general, and administrative ............................           837,509            338,440
                                                                            ------------       ------------

     Total operating expenses ........................................           837,509            344,140
                                                                            ------------       ------------

     Operating (loss) income .........................................         2,634,417           (152,985)

Other income (expense):
Other income .........................................................             9,936                  -
Interest income ......................................................            29,166                  -
Unrealized gain on trading securities ................................                 -            411,675
Realized loss on sale of marketable securities .......................           (15,973)                 -
                                                                            ------------       ------------

Net income before income taxes .......................................         2,657,546            258,690

Income taxes expense .................................................          (232,572)          (102,441)
                                                                            ------------       ------------

Net income before minority interest ..................................         2,424,974            156,249

Minority interest in income of subsidiary ............................          (554,105)                 -

Net income ...........................................................      $  1,870,869       $    156,249
                                                                            ------------       ------------

Foreign currency translation gain ....................................            80,158                  -

Unrealized (loss) gain on marketable securities held
for sale, net of income taxes ........................................          (607,539)                 -

Unrealized (loss) gain on marketable securities held
for sale-related party, net of income taxes ..........................          (341,458)         1,141,560
                                                                            ------------       ------------

Comprehensive income .................................................      $  1,002,030       $  1,297,809
                                                                            ============       ============



Basic earnings per common share ......................................      $       0.14       $       0.02
                                                                            ============       ============

Diluted earnings per common share ....................................      $       0.12       $       0.01
                                                                            ============       ============


Basic weighted average common shares outstanding .....................        13,043,826         10,000,000
                                                                            ============       ============

Diluted weighted average common shares outstanding ...................        16,216,384         10,874,521
                                                                            ============       ============

                          See notes to unaudited consolidated financial statements

                                                     -4-

                                     CHINA DIRECT, INC. AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (Unaudited)
                                                                                    For the Three Months
                                                                                       Ended March 31,
                                                                                     2007          2006
                                                                                  -----------   -----------
Cash flows from operating activities:
Net income .....................................................................  $ 1,870,869   $   156,249
Adjustments to reconcile net income to net cash used in
 operating activities:
  Depreciation .................................................................       56,821           959
  Bad debts recoveries .........................................................     (102,253)            -
  Stock based compensation .....................................................       83,248             -
  Realized loss on investment in trading securities ............................       15,973             -
  Unrealized loss (gain) on investment in trading securities ...................            -      (411,675)
  Fair value of shares received for services ...................................   (1,208,000)   (1,098,900)
  Fair value of warrants received for services .................................     (103,950)            -
  Fair value of investments assigned to employees and consultants for services .            -       837,200
  Minority Interest ............................................................      554,105             -
Changes in operating assets and liabilities:
  Prepaid expenses .............................................................   (4,705,222)     (730,208)
  Inventory ....................................................................    3,444,443             -
  Accounts receivables .........................................................   (3,337,203)            -
  Other receivables ............................................................      (58,510)            -
  Accounts payable and accrued expenses ........................................   (1,068,939)       17,044
  Accounts payable-related party ...............................................    1,208,879             -
  Advance from customers .......................................................    3,561,494             -
  Other payable ................................................................    1,675,498             -
  Deferred revenues ............................................................     (194,975)    1,007,325
  Deferred income tax ..........................................................       61,995       397,575
  Income tax payable ...........................................................        9,190      (350,134)
                                                                                  -----------   -----------

Net cash provided by (used in) operating activities ............................    1,763,463      (174,565)
                                                                                  -----------   -----------

Cash flows provided by investing activities:
  Due from related party .......................................................     (996,783)            -
  Cash acquired in acquisition .................................................       55,777             -
  Decrease in notes receivable .................................................      897,366             -
  Decrease in restricted cash ..................................................      447,713             -
  Proceeds from the sale of trading securities .................................      125,638             -
  Purchases of property and equipment ..........................................      (23,480)       (3,171)
                                                                                  -----------   -----------

Net cash provided by (used in) investing activities ............................      506,231        (3,171)
                                                                                  -----------   -----------

Cash flows from financing activities:
  Repayment of loans payable ...................................................   (1,228,272)            -
  Repayment of advances from executive officers ................................     (140,893)            -
  Proceeds from advances from customers ........................................            -        17,301
  Capital contributed by officers ..............................................            -       154,875
  Proceeds from exercises of warrants/options ..................................    1,425,000             -
                                                                                  -----------   -----------

Net cash provided by financing activities ......................................       55,835       172,176
                                                                                  -----------   -----------

EFFECT OF EXCHANGE RATE ON CASH ................................................       52,752             -

 Net increase (decrease) in cash ...............................................    2,378,281        (5,560)

Cash, beginning of year ........................................................    3,030,345        39,983
                                                                                  -----------   -----------

Cash, end of period ............................................................  $ 5,408,626   $    34,423
                                                                                  ===========   ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid for taxes .......................................................  $   165,161   $    55,000
                                                                                  ===========   ===========

     Cash paid for interest ....................................................  $     3,025   $         -
                                                                                  ===========   ===========

                          See notes to unaudited consolidated financial statements

                                                     -5-

                       CHINA DIRECT, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007

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

CDI China operates as a management company for Chinese entities. CDI China seeks to acquire a controlling interest in entities operating in China. CDI China was incorporated under the laws of the State of Florida on August 25, 2006. The goal of CDI China is to acquire a majority interest in a variety of Chinese entities engaged in operations which we believe will benefit from the continued growth of the Chinese economy. Examples of industries in which we will focus our efforts include manufacturing, technology, mining, healthcare, packaging, food and beverage, as well as companies involved in importing and exporting activities.

                       CHINA DIRECT, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS (CONTINUED)

THE COMPANY (CONTINUED)

On October 25, 2006, we entered into an agreement to contribute $701,250 to increase the net assets of Shanghai Lang Chemical Co., Ltd. ("Lang Chemical") to $1,400,418. As a result, CDI China holds a 51% majority interest in the restructured Shanghai Lang Chemical Co., Ltd. ("Lang Chemical"). Lang Chemical is a distributor of industrial grade synthetic chemicals within China.

On December 22, 2006 we entered into an agreement to contribute $2,550,000 to increase the net assets of Chang Magnesium Co., Ltd. ("Chang Magnesium") to $5,471,162. As a result CDI China holds a 51% majority interest in the restructured Chang Magnesium Co., Ltd. ("Chang Magnesium"). Chang Magnesium was formed to operate a newly constructed magnesium plant that will process and manufacture a variety of magnesium products, including magnesium powder, magnesium scrap, and various grades of magnesium slabs. Taiyuan Changxin YiWei Trading Co., Ltd., ("Changxin Trading") is a wholly owned subsidiary of Chang Magnesium. In February 2007 Chang Magnesium Co., Ltd. formed a new entity, Excel Rise Technology Co., Ltd., a Brunei corporation, as a wholly owned subsidiary. Excel Rise will seek to operate as an exporter of magnesium products; primary exports will include various forms of magnesium including but not limited to magnesium powder, magnesium scrap, and various grades of ordinary magnesium slabs.

In October 2006, we formed a new entity, Luma Logistic (Shanghai) Co., Ltd., ("Luma Logistic") a Chinese limited liability company, as a 60% majority owned subsidiary of CDI China. Luma Logistic intends to operate in two business segments; logistics management and as a commodity wholesaler. As a logistics management firm, Luma Logistic will seek to operate as a consolidator and shipment manager for various manufacturers for the shipment of goods and merchandise to the Port of Shanghai. Luma Logistic had no operations for the three months ended March 31, 2007. We presently seek to identify a business partner in China to develop the operations of Luma Logistic.

In November 2006 we formed a new entity, CDI (Shanghai) Management Co., Ltd., ("CDI Shanghai Management") as a wholly owned subsidiary of CDI China, Inc. CDI Shanghai Management will provide an operational infrastructure to subsidiaries of CDI China, as well as providing consulting services to Chinese entities in regards to merger, and acquisition, business development and financial management. CDI Shanghai Management will supervise and monitor the operations of the CDI China subsidiaries based in China. CDI Shanghai Management commenced operations in January 2007. On February 17, 2007, CDI Shanghai Management created Capital One Resource Co., Ltd., a Brunei corporation, as a wholly owned subsidiary.

In November 2006, we formed a new entity, Big Tree Group Corp. ("Big Tree"), a Florida corporation, as a 60% majority owned subsidiary of CDI China.

                       CHINA DIRECT, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS (CONTINUED)

THE COMPANY (CONTINUED)

On February 12, 2007, as amended on May 8, 2007 CDI China acquired a 60% interest in Jieyang Big Tree Toy Enterprise Co., Ltd., a Chinese limited liability company, ("Jieyang Big Tree") in exchange for 53,654 shares of our common stock valued at $268,272. The fair value of the common stock is based on the value of the common stock of $5.00 per share on January 30, 2007. The $268,272 worth of common stock is reflected in Liabilities in connection with acquisitions-related party in our consolidated balance sheet as of March 31, 2007. As a result Jieyang Big Tree is a wholly owned subsidiary of CDI China. Jieyang Big Tree will seek to be a reseller and distributor of toys and related entertainment products within China. Neither Big Tree nor Jieyang Big Tree had any operations for the three months ended March 31, 2007. Under the terms of the agreement, we agreed to make capital infusions of an aggregate of $1,000,000 to Jieyang Big Tree between March 31, 2007 and October 31, 2007 provided that Jieyang Big Tree meets the following benchmarks: revenues of $12.5 million and net income of $625,000 for the six month period ended June 30, 2007; and revenues of $18.75 million and net income of $937,500 for the nine months ended September 30, 2007. If made, it is expected the additional investment capital will be advanced in the form of a loan, 12% per annum, secured by the 53,654 shares of the our common stock issued in the transaction. We anticipate that Jieyang Big Tree will commence operations in June 2007. SEE NOTE 6-ACQUISITIONS.

On February 12, 2007 CDI China, Inc. acquired a 60% majority interest in CDI Magnesium Co., Ltd., a Brunei corporation ("CDI Magnesium"), in exchange for 25,000 shares of our common stock valued at $100,000. The fair value of the common stock is based on the value of the common stock of $4.00 per share on February 6, 2007. The $100,000 worth of common stock is reflected in Liabilities in connection with acquisitions-related party in our consolidated balance sheet as of March 31, 2007. CDI Magnesium was formed to operate a newly constructed magnesium plant in Taiyuan, China. It is expected that the plant will process and manufacture a variety of magnesium alloy by-products. CDI Magnesium had no operations for the three months ended March 31, 2007. CDI Magnesium expects to commence operations in July 2007. SEE NOTE 6- ACQUISITIONS.

                       CHINA DIRECT, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY (CONTINUED)

Jinan Alternative Energy Group Corp. was incorporated in Florida as a wholly owned subsidiary of CDI China on January 18, 2007 as Wonderful Tech Group Inc. ("Jinan") On February 7, 2007 Wonderful Tech Group Inc. changed its name to Jinan Alternative Energy Group Corp. On February 12, 2007 CDI China agreed to contribute $511,458 to increase the net assets of Jinan Wanda Alternative Energy Co., Ltd., to $1,002,859. As a result Jinan holds a 51% majority interest in Jinan Wanda Alternative Energy Co., Ltd. On March 23, 2007 Jinan Wanda New Energy Co., Ltd. changed its name to CDI Wanda New Energy Co., Ltd. ("CDI Wanda"). In April 2007 CDI China contributed $530,000 of working capital to CDI Wanda. CDI Wanda New Energy Co., Ltd., ("CDI Wanda") established in 1996, is located in Jinan, the capital city of Shandong Province. CDI Wanda is engaged in the alternative energy and recycling industry. CDI Wanda develops environmentally safe recycling technological applications. SEE NOTE 6-ACQUISITIONS.

BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and the footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of recurring accruals, considered for a fair presentation have been included. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for fiscal 2007. The consolidated statements include the accounts of the Company and its wholly and majority owned subsidiaries. All significant inter-company balances and transactions have been eliminated.

As previously stated, we closed the acquisition of a majority interest of CDI Wanda on February 12, 2007. Our consolidated statements of operations for the three months ended March 31, 2007 include the operations of CDI Wanda for the period of February 12, 2007, the date of acquisition, through March 31, 2007. In this section we refer to that period as the "CDI Wanda Reporting Period".

As previously stated we closed the acquisition of a majority interest of Jieyang Big Tree on February 12, 2007. Our consolidated statements of operations did not include the operations of Jieyang Big Tree for the period of February 12, 2007, the date of acquisition, through March 31, 2007 as there were no operations.

                       CHINA DIRECT, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

BASIS OF PRESENTATION (CONTINUED)

As previously stated we closed the acquisition of a majority interest of CDI Magnesium on February 12, 2007. Our consolidated statements of operations did not include the operations of CDI Magnesium for the period of February 12, 2007, the date of acquisition, through March 31, 2007 as there were no operations.

ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates in 2007 and 2006 include the allowance for doubtful accounts of accounts receivable, stock-based compensation, and the useful life of property, plant and equipment.

CASH AND CASH EQUIVALENTS

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

CONCENTRATION OF CREDIT RISKS

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. The Company places its cash with high credit quality financial institutions in the United States and China. As of March 31, 2007, bank deposits in the United States exceeded federally insured limit by $2,602,260. At March 31, 2007, the Company had approximately $2,406,366 in China bank deposits, which can not be insured. In China, there is no equivalent federal insurance as the United States. The Company has not experienced any losses in such accounts through March 31, 2007.

At March 31, 2007, our bank deposits by geographic area are as follows:

         United States ....................  $3,002,260
         China ............................   2,406,366
                                             ----------
         Total cash and cash equivalents ..  $5,408,626
                                             ==========

                       CHINA DIRECT, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

CONCENTRATION OF CREDIT RISKS (CONTINUED)

To reduce its risk, the Company periodically evaluates the credit quality of the financial institutions at which it holds deposits.

China Direct Consulting receives securities which include common stock and common stock purchase warrants from companies as part of its compensation for services. These securities are stated at fair value in accordance with SFAS #115 "Accounting for certain investments in debt and equity securities" and EITF 00-8 "Accounting by a grantee for an equity instrument to be received in conjunction with providing goods or services". Primarily all of the securities are received from small public companies. The securities received are typically restricted as to resale. The policy of China Direct Consulting is to sell securities it receives as compensation when permitted, rather than hold on to these securities as long term investments, regardless of market conditions in an effort to satisfy our current obligations. As these securities are often restricted, we are unable to liquidate these securities until the restriction is removed. The Company recognizes revenue for such common stock based on the fair value at the time common stock is granted and for stock purchase warrants based on the Black-Scholes valuation model. Unrealized gains or losses on marketable securities, held for sale and unrealized gains or losses on marketable securities, held for sale-related party are recognized as an element of comprehensive income in our consolidated statement of operations on a monthly basis based on changes in the fair value of the security as quoted on national or inter-dealer stock exchanges. Once liquidated, the realized gain or loss on the sale will be reflected in our net income for the period in which the security was liquidated.

The Company categorizes securities as investment in marketable securities, held for sale and investment in marketable securities, held for sale-related party. One client, Dragon Capital Group Corp., a related party, accounted for all of our investment in marketable securities, held for sale-related party at March 31, 2007 of $1,410,800. These securities were issued to us by Dragon Capital Group Corp., a related party, which is a non reporting company whose securities are quoted on the Pink Sheets. Under Federal securities laws these securities cannot be readily resold by us generally absent a registration of those securities under the Securities Act of 1933. Dragon Capital Group Corp., the related party, does not intend to register the securities. Accordingly, while under generally accepted accounting principles we are required to reflect the fair value of these securities on our consolidated balance sheet, they are not readily convertible into cash and we may never realize the carrying value of these securities.

We provide consulting services to Dragon Capital Group Corp., a related party. Mr. Lisheng (Lawrence) Wang the CEO and Chairman of the Board of Dragon Capital Group Corp. is the brother of Dr. James Wang, our CEO and Chairman.

                       CHINA DIRECT, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

CONCENTRATION OF CREDIT RISKS (CONTINUED)

Four clients accounted for the Company's investment in marketable securities, held for sale of $2,191,400 held at March 31, 2007. These securities are comprised as follows; Dragon International Group Corp. accounted for $805,300, or approximately 37% of the Company's investment in marketable securities held at March 31, 2007. Linkwell Corporation accounted for $805,000, or approximately 36% of the Company's investment in marketable securities held at December 31, 2006. Sunwin International Neutraceuticals, Inc. accounted for $366,100, or approximately 17% of the Company's investment in marketable securities held at March 31, 2007 and Sense Holdings, Inc. accounted for $215,000, or approximately 10% of the Company's investment in marketable securities held at March 31, 2007.

CUSTOMER CONCENTRATION

Our subsidiary, China Direct Consulting, provides consulting services pursuant to written agreements and receives securities as compensation for services rendered. Four of China Direct Consulting's clients accounted for approximately 78%, and one client, Dragon Capital Group Corp., a related party, accounted for approximately 21% of the total revenues of $2,109,130 for China Direct Consulting during the three months ended March 31, 2007.

Dragon International Group Corp. accounted for $690,900, or approximately 33%, Sunwin International Neutraceuticals, Inc. accounted for $631,055, or approximately 30%, Dragon Capital Group Corp., a related party, accounted for $440,000, or approximately 21%, Shanghai Qinpu Investment Co., Ltd. accounted for $250,000, or approximately 12%, and Linkwell Corporation accounted for $70,500, or approximately 3% of China Direct Consulting's revenues at March 31, 2007. China Direct Consulting seeks to minimize its customer concentration risk by diversifying its existing client base.

Three clients accounted for $932,707 or approximately 58% of the total accounts receivable of $1,618,494 reflected for Lang Chemical at March 31, 2007. These amounts are comprised as follows; GuiZhou Crystal Chemical Co., Ltd. of $388,651 or approximately 24%, Shanghai ShanFu Chemical Co., Ltd. of $380,912 or approximately 24%, and Shanghai WeiJiang Chemical Co., Ltd. of $163,144 or approximately 10%.

Three clients accounted for $1,980,187 or approximately 45% of the total accounts receivable of $4,435,051 reflected for Chang Magnesium at March 31, 2007. These amounts are comprised as follows; TAK Trading of $ 757,306 or approximately 17%, CMC Co Metals of $ 654,166 or approximately 15%, and Alcoa Australia of $568,715 or approximately 13%.

Three clients accounted for the total amount of $37,175 of accounts receivable reflected for China Direct Consulting at March 31, 2007.

                       CHINA DIRECT, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ACCOUNTS RECEIVABLE

Accounts receivable are reported at net realizable value. The Company has established an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, historical trends, and other information. Delinquent accounts are written off when it is determined that the amounts are uncollectible. At March 31, 2007, the allowance for doubtful accounts was $8,358.

INVENTORIES

Inventories, consisting of raw materials and finished goods related to the Company's products are stated at the lower of cost or market utilizing the weighted average method.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of cash and cash equivalents, investments in marketable securities, held for sale, investment in marketable securities, held for sale-related party, accounts payable and accrued expenses, income tax payable and due to executive officers approximates their fair value due to their short term maturities. The carrying value of securities held for sale is reflected at their fair value based on the price of the security as quoted on national or inter-dealer stock exchanges.

MARKETABLE SECURITIES

The Company classifies its existing investments in marketable securities, held for sale and investments in marketable securities, held for sale-related party in accordance with SFAS No. 115. Investments in marketable securities, held for sale and investments in marketable securities, held for sale-related party consist of marketable equity securities, are stated at fair value. Unrealized gains or losses on marketable securities, held for sale and unrealized gains or losses on marketable securities, held for sale-related party are recognized as an element of comprehensive income in our consolidated statements of operations and are valued on a monthly basis based on fluctuations in the fair value of the security as quoted on national or inter-dealer stock exchanges. Realized gains or losses on marketable securities are recognized in the consolidated statement of operations as trading profits when the securities are sold.

                       CHINA DIRECT, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

MARKETABLE SECURITIES (CONTINUED)

As mentioned above, the Company receives securities which include common stock and Common stock purchase warrants and common from companies as part of its compensation for services. These securities are stated at fair value in accordance with SFAS #115 "Accounting for certain investments in debt and equity securities" and EITF 00-8 "Accounting by a grantee for an equity instrument to be received in conjunction with providing goods or services". Primarily all of the securities are received from small public companies. The common stock and the common stock purchase warrants received are typically restricted as to resale. The policy of China Direct Consulting is to sell securities it receives as compensation when permitted, rather than hold on to these securities as long term investments, regardless of market conditions in an effort to satisfy our current obligations. As these securities are often restricted, we are unable to liquidate these securities until the restriction is removed. The Company recognizes revenue for such common stock based on the fair value at the time common stock is granted and for stock purchase warrants based on the Black-Scholes valuation model. Unrealized gains or losses on marketable securities, held for sale and unrealized gains or losses on marketable securities, held for sale-related party are recognized as an element of comprehensive income in our consolidated statement of operations on a monthly basis and are valued based on changes in the fair value of the security as quoted on national or inter-dealer stock exchanges. Once liquidated, we will include the realized gain or loss on the sale on marketable securities will be reflected in our net income for the period in which the security was liquidated.

Net unrealized gains or (losses) related to investments on trading securities for the three months ended March 31, 2007 and 2006 are $0 and $411,675, respectively. Net realized gains or (losses) related to investments in marketable securities for the three months ended March 31, 2007 and 2006 are $(15,973) and $0, respectively.

Unrealized loss on marketable securities, held for sale, net of tax effect for the three months ended March 31, 2007 and March 31, 2006 were $(607,539) and $0 respectively.

Unrealized (loss) gains on marketable securities, held for sale-related party, net of tax effect for the three months ended March 31, 2007 and March 31, 2006 were $(341,458) and $1,141,560 respectively

                       CHINA DIRECT, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

PREPAID EXPENSES

Prepaid expenses and others consist of the fair value of securities of China Direct Consulting's clients which were assigned to China Direct Consulting's officers as compensation pursuant to employment agreements, repayment to vendors for merchandise that had not yet been shipped, and value added tax refunds available from the Chinese government. The fair value of securities of China Direct Consulting's clients which were assigned to China Direct Consulting's officers as compensation reflects advance payment for services to be rendered to such clients over the term of the agreements which will be amortized during the next twelve months. Accordingly at March 31, 2007, we reflect prepaid expenses and others under our current assets of $3,531,506; this represents the fair value of securities of China Direct Consulting's clients which were assigned to China Direct Consulting's officers of $425,000, $28,770 of prepaid expenses related to China Direct Consulting, $401,350 of prepaid expenses related to Lang Chemical, $1,798,285 of prepaid expenses related to Chang Magnesium, $3,464 of prepaid expenses related to Jieyang Big Tree, $181,510 of prepaid expenses related to CDI Wanda, and other current assets of $693,127 which reflect value added tax refunds available from the Chinese government related to Chang Magnesium. At March 31, 2007, we reflect prepaid expenses-related party under our current assets of $3,611,243, $3,148,335 related to Chang Magnesium and $462,908 related to Lang Chemical. See Note 9-Related Party Transactions.

Non-current prepaid expenses represent the fair value of securities of China Direct Consulting's clients which were assigned to China Direct Consulting's officers for services to be rendered to such clients over the term of our consulting agreements which will be amortized beyond the twelve month period. Accordingly at March 31, 2007 we reflect a non-current prepaid expense of $222,728 on our consolidated balance sheet at March 31, 2007.

PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost and are depreciated on a straight line basis over their estimated useful lives of five to forty years. Maintenance and repairs are charged to expense as incurred. Significant renewals and betterments are capitalized.

ADVANCES FROM CUSTOMERS

Advances from customers represent prepayments to the Company for merchandise that had not yet been shipped to the customer. The Company will recognize the advances as revenue as customers take delivery of the goods, in compliance with its revenue recognition policy. At March 31, 2007 our consolidated balance sheet reflects advances from customers of $6,132,222 which consist of $217,586 related to Lang Chemical, $5,907,531 related to Chang Magnesium and $7,105 related to CDI Wanda.

                       CHINA DIRECT, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

COMPREHENSIVE INCOME

The Company uses Statement of Financial Accounting Standards No. 130 (SFAS 130) "Reporting Comprehensive Income". Comprehensive income is comprised of net income and all changes to the statements of stockholders' equity, except those due to investments by stockholders', changes in paid-in capital and distributions to stockholders. For the Company, comprehensive income for the three months ended March 31, 2007 and 2006 included net income, foreign currency translation adjustments, unrealized gain (loss) on marketable securities, held for sale, net of income taxes, and unrealized gain (loss) on marketable securities, held for sale-related party, net of income taxes.

FOREIGN CURRENCY TRANSLATION

Transactions and balances originally denominated in U.S. dollars are presented at their original amounts. Transactions and balances in other currencies are converted into U.S. dollars in accordance with Statement of Financial Accounting Standards (SFAS) No. 52, "Foreign Currency Translation", and are included in determining net income or loss.

For foreign operations with the local currency as the functional currency, assets and liabilities are translated from the local currencies into U.S. dollars at the exchange rate prevailing at the balance sheet date. Revenues and expenses are translated at weighted average exchange rates for the period to approximate translation at the exchange rates prevailing at the dates those elements are recognized in the financial statements. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive loss. As of March 31, 2007, the exchange rate for the Chinese Renminbi (RMB) was $1 for
7.7409 RMB.

The functional and reporting currency is the U.S. dollar. The functional currency of the Company's Chinese subsidiaries, Lang Chemical and Chang Magnesium, is the local currency, the Chinese dollar or Renminbi ("RMB"). The financial statements of the subsidiaries are translated into United States dollars using year end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations and were not material during the periods presented. The cumulative translation adjustment and effect of exchange rate changes on cash at March 31, 2007 was $52,752.

IMPAIRMENT OF LONG-LIVED ASSETS

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company periodically reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset's estimated fair value and its book value. The Company did not record any impairment charges during the three months ended March 31, 2007.

                       CHINA DIRECT, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007

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

As previously stated, as of October 25, 2006 we hold a 51% majority interest of Lang Chemical.

As previously stated as of December 22, 2006, we hold a 51% majority interest of Chang Magnesium.

As previously stated in November 2006, we formed a new entity, Big Tree Group Corporation ("Big Tree"), a Florida corporation, as a 60% majority owned subsidiary of CDI China. On February 12, 2007, as amended on May 8, 2007 CDI China acquired a 60% interest in Jieyang Big Tree Toy Enterprise Co., Ltd., a Chinese limited liability company, ("Jieyang Big Tree") in exchange for 53,654 shares of our common stock valued at $268,272. The fair value of the common stock is based on the value of the shares as of January 30, 2007. The $268,272 worth of common stock is reflected in Liabilities in connection with acquisitions-related party in our consolidated balance sheet as of March 31, 2007. As a result Jieyang Big Tree is a 60% majority owned subsidiary of CDI China.

On February 12, 2007 CDI China, Inc. acquired a 60% majority interest in CDI Magnesium Co., Ltd., a Brunei corporation ("CDI Magnesium"), in exchange for 25,000 shares of our common stock valued at $100,000. The fair value of the common stock is based on the value of the shares as of the date of the agreement. The $100,000 worth of common stock is reflected in Liabilities in connection with acquisitions-related party in our consolidated balance sheet as of March 31, 2007.

Jinan Alternative Energy Group Corp. was incorporated in Florida as a wholly owned subsidiary of CDI China on January 18, 2007 as Wonderful Tech Group Inc. ("Jinan") On February 7, 2007 Wonderful Tech Group Inc. changed its name to Jinan Alternative Energy Group Corp. On February 12, 2007 CDI China agreed to contribute $511,458 to increase the shareholder equity of CDI Wanda Alternative Energy Co., Ltd., to $1,002,859. As a result Jinan holds a 51% majority interest in CDI Wanda.

                       CHINA DIRECT, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007

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

BASIC AND DILUTED EARNINGS PER SHARE

Basic earnings per share are calculated by dividing net income by the weighted average number of common stock outstanding during each period. Diluted earnings per share are computed using the weighted average number of common and dilutive common share equivalents outstanding during the period. Dilutive common share equivalents consist of shares issuable upon the exercise of stock options and warrants. At March 31, 2007, there were options to purchase 9,438,980 shares of common stock and there were warrants to purchase 7,541,875 shares of common stock, which could potentially dilute future earnings per share. At March 31, 2006, there were options to purchase 5,500,000 shares of common stock, respectively, which could potentially dilute future earnings per share.

The following sets forth the computation of basic and diluted earnings per share:

                                                 March 31, 2007   March 31, 2006
                                                 --------------   --------------
Numerator:
Net income ..................................      $ 1,870,869      $   156,249
                                                   ===========      ===========

Denominator:
Denominator for basic earnings per share
Weighted average shares outstanding .........       13,043,826       10,000,000
Effect of dilutive employee stock options ...        3,172,558          874,521
                                                   -----------      -----------
Denominator for diluted earnings per share
Weighted average shares outstanding .........       16,216,384       10,874,521

Basic earnings per share ....................      $      0.14      $      0.02
                                                   ===========      ===========
Diluted earnings per share ..................      $      0.12      $      0.01
                                                   ===========      ===========

                       CHINA DIRECT, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007

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

A significant portion of the services China Direct Consulting provides are paid with securities which include stock purchase warrants and common and preferred stock from clients as part of its compensation for services. These securities are classified as investment in marketable securities, held for sale and investment in marketable securities, held for sale-related party on the consolidated balance sheet, if still held at the financial reporting date. These securities are stated at fair value in accordance with the provision of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS No. 115) and EITF 00-8 "Accounting by a grantee for an equity instrument to be received in conjunction with providing goods or services".

The securities received, whether in the form of common stock, or common stock purchase warrants, are typically restricted as to resale. The policy of China Direct Consulting is to sell securities it receives as compensation when permitted, rather than hold on to these securities as long term investments, regardless of market conditions in an effort to satisfy our current obligations. As these securities are often restricted, we are unable to liquidate these securities until the restriction is removed. The Company recognizes revenue for such common stock based on the fair value at the time common stock is granted and for stock purchase warrants based on the Black-Scholes valuation model. China Direct Consulting receives securities from clients as compensation for consulting services, which are typically restricted as to resale. Unrealized gains or losses on marketable securities, held for sale and unrealized gains or losses on marketable securities, held for sale-related party are recognized as an element of comprehensive income in our consolidated statement of operations on a monthly basis based on changes in the fair value of the security as quoted on national or inter-dealer stock exchanges. Once liquidated, the realized gain or loss on the sale will be reflected in our net income for the period in which the security was liquidated.

                       CHINA DIRECT, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

REVENUE RECOGNITION (CONTINUED)

Realized gains or losses are recognized in the consolidated statement of operations when the related common stock or stock purchase warrant is exercised and sold. China Direct Consulting recognized revenues amounting to $2,109,130 and $206,415 for three months ended March 31, 2007 and 2006, respectively, of which $1,572,925 and $91,575 were in connection with the receipt of equity instruments for the three months ended March 31, 2007 and 2006 respectively. Furthermore of these amounts, Dragon Capital Group Corp., a related party comprised $440,000 and $0 of our revenue in connection with the receipt of equity instruments for three months ended March 31, 2007 and 2006, respectively.

                                                March 31, 2007    March 31, 2006
                                                --------------    --------------

Cash .....................................        $  536,205        $   14,840
Cash-related party .......................                 -           100,000
                                                  ----------        ----------
Total Cash ...............................        $  536,205        $  114,840

Securities ...............................        $1,132,925        $   91,575
Securities-related party .................           440,000                 -
                                                  ----------        ----------
Total Securities .........................        $1,572,925        $   91,575

                                                  ----------        ----------
Total China Direct Consulting Revenues ...        $2,109,130        $  206,415
                                                  ==========        ==========

                       CHINA DIRECT, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

REVENUE RECOGNITION (CONTINUED)

Additionally, the Company has deferred revenues of $1,364,825 in connection with the receipt of securities at March 31, 2007. The fees due under the contracts with our consulting clients are amortized over the term of the agreement. Our consolidated balance sheet at March 31, 2007 appearing elsewhere herein reflects both deferred revenues short term, which will be recognized during the next twelve months, and deferred revenues - long term which will be recognized beyond the twelve month period. China Direct Consulting recorded $779,900 of deferred revenue for the period ended March 31, 2007. This amount includes the following; securities of Sunwin International Neutraceuticals, Inc. valued at $186,300, securities of Dragon International Group Corp. valued at $311,600, and securities of Linkwell Corp. valued at $282,000. $584,925 will be realized in the year ended December 31, 2008 as the securities are recognized as revenues in accordance with the term of the agreements.

Lang Chemical, Chang Magnesium, and CDI Wanda record revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectibility is reasonably assured. Revenues from the sale of products are recorded when the goods are shipped, title passes, and collectibility is reasonably assured.

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

                       CHINA DIRECT, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007

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

                       CHINA DIRECT, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007

NOTE 3 - INVENTORIES

At March 31, 2007, inventories consisted of the following:

         Raw materials ...   $  538,363
         Finished goods ..    2,175,385
                             ----------
                             $2,713,748
                             ==========

NOTE 4 - PROPERTY AND EQUIPMENT

At March 31, 2007, property and equipment consisted of the following:

                                        Useful Life
                                        -----------

Buildings ........................      10-40 years      $2,004,221
Manufacturing equipment ..........        10 years        1,914,177
Office equipment and furniture ...       3-5 years          108,659
Autos and trucks .................         5 years           34,568
                                                         ----------

Total ............................                        4,061,625

Less:  Accumulated Depreciation ..                         (226,250)
                                                         ----------
                                                         $3,835,375
                                                         ==========

For the three months ended March 31, 2007 and 2006, depreciation expense amounted to $56,821 and $959, respectively.

NOTE 5 - PROPERTY USE RIGHT

In connection with the acquisition of CDI Magnesium, the Company acquired property use rights valued at $66,666, whereby the Company has rights to use certain properties until February 12, 2010. The Company will begin amortizing this property use right over the three years beginning April 1, 2007.

                       CHINA DIRECT, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007

NOTE 6 - ACQUISITIONS

As mentioned earlier, the acquisition of Jieyang Big Tree closed February 12, 2007. The Company plans to consolidate substantially all of the operations of Jieyang Big Tree. The operations of Jieyang Big Tree are located in China. The Company acquired Jieyang Big Tree as part of its ongoing desire to expand its interests in China. Under the term of the agreement, the Company will issue common stock to acquire 100% ownership interest in Jieyang Big Tree. The Company agreed to issue 53,654 shares of its common stock, based on the fair value of each share of $5.00 per share on January 30, 2007; the equivalent of $268,272. As of March 31, 2007, the value of these shares is reflected as liability in connection with acquisition-related party on our consolidated balance sheet. The purchase price was determined based on arm's length negotiations and no finder's fees or commissions were paid in connection with the acquisition. The Company accounted for this acquisition using the purchase method of accounting in accordance with SFAS No. 141. Our consolidated statements of operations did not include the operations of Jieyang Big Tree for the period of February 12, 2007, the date of acquisition, through March 31, 2007 as there were no operations. We expect Jieyang Big Tree to commence operations in June 2007. Under the terms of the agreement, we agreed to make capital infusions of an aggregate of $1,000,000 to Jieyang Big Tree between March 31, 2007 and October 31, 2007 provided that Jieyang Big Tree meets the following benchmarks: revenues of $12.5 million and net income of $625,000 for the six month period ended June 30, 2007; and revenues of $18.75 million and net income of $937,500 for the nine months ended September 30, 2007. If made, it is expected the additional investment capital will be advanced in the form of a loan, 12% per annum, secured by the 53,654 shares of the our common stock issued in the transaction.

The estimated purchase price and the preliminary adjustments to historical book value of Jieyang Big Tree as a result of the acquisition are as follows:

Purchase price .......................................                $  268,272
Net Assets Acquired(February 12, 2007):
Total Assets
Cash .................................................   $    1,329
Prepaid expenses .....................................        3,464
Property and equipment, net ..........................        3,100
Due from related parties .............................      438,421
                                                         ----------
                                                         $  446,314

Total Liabilities ....................................            -

Other comprehensive income ...........................         (806)
                                                         ----------
Total net assets of Jieyang Big Tree .................      447,120

% acquired ...........................................          60%
                                                         ----------
    Net Assets Acquired(February 12, 2007): ..........                $  268,272
                                                                      ----------

Purchase price exceed net assets acquired ............                $        -
                                                                      ==========

                       CHINA DIRECT, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007

NOTE 6 - ACQUISITIONS (CONTINUED)

As mentioned earlier, on February 12, 2007, as amended on May 8, 2007 CDI China agreed to contribute $511,458 to increase the shareholder equity of Jinan Wanda New Energy Co., Ltd., to $1,002,859. As a result Jinan holds a 51% majority interest in Jinan Wanda New Energy Co., Ltd. On March 23, 2007 Jinan Wanda New Energy Co., Ltd. changed its name to CDI Wanda New Energy Co., Ltd. CDI Wanda New Energy Co., Ltd., ("CDI Wanda") established in 1996, is located in Jinan, the capital city of Shandong Province. CDI Wanda is engaged in the alternative energy and recycling industry. CDI Wanda develops environmentally safe recycling technological applications. The Company's shareholder, Dai Feng retained 49% equity interest in CDI Wanda, and remained as an officer. In April 2007 CDI China contributed $530,000 of working capital to CDI Wanda. The purchase price was determined based on arm's length negotiations and no finder's fees or commissions were paid in connection with the acquisition. Our consolidated statements of operations include the operations of CDI Wanda for the period of February 12, 2007, the date of acquisition, through March 31, 2007. In this section, we refer to that period as the "CDI Wanda Reporting Period".

The estimated purchase price and the preliminary adjustments to historical book value of CDI Wanda as a result of the acquisition are as follows:

Purchase price .......................................                $  511,458
Net Assets Acquired(February 12, 2007):
Total Assets:
Cash .................................................   $   54,448
Accounts Receivable ..................................        3,028
Prepaid expenses and other receivable ................    1,062,998
Inventory ............................................      663,898
Property and equipment, net ..........................      983,936
Due from related party ...............................            -
                                                         ----------
                                                          2,768,308

Total Liabilities:
Accounts Payable .....................................       14,265
Loans payable-short term .............................       64,429
Advance from customer ................................    1,653,964
Other Payable ........................................      544,249
                                                         ----------
                                                          2,276,907

Total net assets .....................................      491,401
Capital infusion .....................................      511,458
                                                         ----------
Total net assets acquired ............................    1,002,859
% acquired ...........................................          51%
                                                         ----------
    Net Assets Acquired(February 12, 2007): ..........                   511,458
                                                                      ----------

Net assets acquired exceed purchase price ............                $        0
                                                                      ==========

                       CHINA DIRECT, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007

NOTE 6 - ACQUISITIONS (CONTINUED)

As mentioned earlier, CDI China, Inc. acquired a majority interest in CDI Magnesium Co., Ltd., ("CDI Magnesium") in February 2007. The Company plans to consolidate substantially all of the operations of CDI Magnesium. The operations of CDI Magnesium are located in China. The Company acquired CDI Magnesium as part of its ongoing desire to expand its interests in China. Under the term of the agreement, the Company will issue common stock to acquire 60% ownership interest in CDI Magnesium. The consideration is equal to 60% of the shareholders' equity of CDI Magnesium of $166,666 as of February 12, 2007. The Company agreed to issue 25,000 shares of its common stock, based on the fair value of each share of $4.00 per share on February 6, 2007, equivalent to $100,000 equity of 60% CDI Magnesium on the date of acquisition. As of March 31, 2007, these shares are reflected as a liability in connection with acquisition-related party. The purchase price was determined based on arm's length negotiations and no finder's fees or commissions were paid in connection with the acquisition. The Company accounted for this acquisition using the purchase method of accounting in accordance with SFAS No. 141. Our consolidated statements of operations did not include the operations of CDI Magnesium for the period of February 12, 2007, the date of acquisition, through March 31, 2007 as there were no operations through March 31, 2007. CDI Magnesium expects to commence operations in July 2007.

The estimated purchase price and the preliminary adjustments to historical book value of CDI Magnesium as a result of the acquisition are as follows:

Purchase price .......................................                $  100,000

Net Assets Acquired(February 12, 2007):
Total Assets
Property use rights ..................................   $   66,666
Property and equipment, net ..........................      100,000
                                                         ----------
                                                            166,666

Total net assets .....................................      166,666
                                                         ----------
                                                            166,666
% acquired ...........................................          60%
                                                         ----------
    Net Assets Acquired(February 12, 2007): ..........                   100,000
                                                                      ----------

Purchase price exceed net assets acquired ............                $        -
                                                                      ==========

                       CHINA DIRECT, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007

NOTE 7 - PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

The following unaudited pro forma combined financial information presented below, gives effect to the acquisitions of Lang Chemical, Chang Magnesium, and CDI Wanda under the purchase method of accounting prescribed by Accounting Principles Board Opinion No.16, Business Combinations, as if it occurred as of the beginning of Fiscal 2007 and the beginning of Fiscal 2006.

For the three months ended March 31, 2007 (unaudited):

                                                       For Three Months Ended March 31, 2007
                             -------------------------------------------------------------------------------------
                                China
                                Direct          Lang          Chang            CDI
                              Consulting      Chemical      Magnesium         Wanda       Proforma
                              3/31/2007      3/31/2007      3/31/2007       3/31/2007    Adjustment      Total
                             ------------   ------------   ------------   ------------   ----------   ------------
Sales ....................   $  2,109,130   $ 12,394,612   $ 14,416,451   $  2,092,094   $        -   $ 31,012,287
Cost of Goods ............        281,168     12,098,500     13,496,206      1,293,225            -     27,169,099
                             ------------   ------------   ------------   ------------   ----------   ------------
Gross Profit .............      1,827,962        296,112        920,245        798,869            -      3,843,188
Operating Expenses .......        427,144         36,118         84,406        434,762            -        982,430
                             ------------   ------------   ------------   ------------   ----------   ------------
Operating Income (Loss) ..      1,400,818        259,994        835,839        364,107            -      2,860,758
Other Income .............          4,283          7,229         12,990         (2,061)           -         22,441
                             ------------   ------------   ------------   ------------   ----------   ------------
Income tax expenses ......       (207,930)       (24,642)             -              -            -       (232,572)
                             ------------   ------------   ------------   ------------   ----------   ------------
Net Income (Loss) ........      1,197,171        242,581        848,829        362,046     (712,193)     1,938,434
                             ============   ============   ============   ============   ==========   ============
Basic earning per share ..   $       0.09   $          -   $          -   $          -   $        -   $       0.15
                             ============   ============   ============   ============   ==========   ============
Diluted earnings per share   $       0.07   $          -   $          -   $          -   $        -   $       0.12
                             ============   ============   ============   ============   ==========   ============
Basic weighted average
common shares ............     13,043,826              -              -              -            -     13,043,826
                             ============   ============   ============   ============   ==========   ============
Diluted weighted average
common shares ............     16,216,384              -              -              -            -     16,216,384
                             ============   ============   ============   ============   ==========   ============

                       CHINA DIRECT, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007

NOTE 7 - PRO FORMA FINANCIAL INFORMATION (UNAUDITED) (CONTINUED)

For the three months ended March 31, 2006 (unaudited):

                                                       For Three Months Ended March 31, 2006
                             -------------------------------------------------------------------------------------
                                China
                                Direct          Lang          Chang            CDI
                              Consulting      Chemical      Magnesium         Wanda       Proforma
                              3/31/2006      3/31/2006      3/31/2006       3/31/2006    Adjustment      Total
                             ------------   ------------   ------------   ------------   ----------   ------------
Sales ....................   $    206,415   $  6,678,140   $  5,315,805   $     20,265   $        -   $ 12,220,625
Cost of Goods ............         15,260      6,584,602      5,287,298         11,886            -     11,899,046
                             ------------   ------------   ------------   ------------   ----------   ------------
Gross Profit .............        191,155         93,538         28,507          8,379            -        321,579
Operating Expenses .......        344,140         92,226         78,090         27,720            -        542,176
                             ------------   ------------   ------------   ------------   ----------   ------------
Operating Income (Loss) ..       (152,985)         1,312        (49,583)       (19,341)           -       (220,597)
Other Income .............        411,675            277         (2,152)        (1,891)           -        407,909
                             ------------   ------------   ------------   ------------   ----------   ------------
Income tax expenses ......       (102,441)             -              -              -            -       (102,441)
                             ------------   ------------   ------------   ------------   ----------   ------------
Net Income (Loss) ........        156,249          1,589        (51,734)       (21,232)        (779)        84,093
                             ============   ============   ============   ============   ==========   ============
Basic earning per share ..   $       0.02   $          -   $          -   $          -   $        -   $      0.008
                             ============   ============   ============   ============   ==========   ============
Diluted earnings per share   $       0.01   $          -   $          -   $          -   $        -   $      0.007
                             ============   ============   ============   ============   ==========   ============
Basic weighted average
common shares ............     10,000,000              -              -              -            -     10,000,000
                             ============   ============   ============   ============   ==========   ============
Diluted weighted
average common shares ....     10,874,521              -              -              -            -     10,874,521
                             ============   ============   ============   ============   ==========   ============

                       CHINA DIRECT, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007

NOTE 8 - LOANS PAYABLE

Loans payable consisted of the following at March 31, 2007:

Loan due to Agriculture Bank of China Shanghai Branch, dated April
4, 2005, due in quarterly installments through January 4, 2008.
Interest rate at 6.12% Secured by Lang Chemical's building located in Shanghai ........................................................  $ 136,646

Note to Shanghai WuJin Chemical Company, due on April 30, 2007 .....    193,776

Loan due to JiNan Commercial Bank due on August 3, 2007, Interest
rate at 7.605%, Guaranteed by JiNan WuFa Boiler Company-a
non-related third party ............................................     64,592

          Total ....................................................    395,014
Less: Current Portion ..............................................   (395,014)
                                                                      ---------

Loans payable, long-term-December 2008 .............................  $       -
                                                                      =========

NOTE 9 - RELATED PARTY TRANSACTIONS

The Company leases approximately 1,300 square feet of office space for its headquarters in the U.S. In August 2006, we began leasing approximately 1,171 square feet of office space. Prior to August 2006 we subleased this space from two related parties, Dr. Wang, our CEO and Mr. Siegel, our President. The Company incurred approximately $0 and $5,552 in rental expense pursuant to this subleasing arrangement for the three months ended March 31, 2007 and 2006, respectively.

At March 31, 2007, Lang Chemical prepaid NanTong LangYuan Chemical Co., Ltd. $462,908 for the future delivery of inventory. At March 31, 2007, Chang Magnesium prepaid Taiyuan YiWei Magnesium Industry Co., Ltd. $3,148,335 for the future delivery of inventory. At March 31, 2007, Chang Magnesium had $2,755,759 in accounts payable - related party which represents amounts due to Taiyuan YiWei Magnesium Industry Co., Ltd. for the purchase of inventory.

At March 31, 2007, we held a due from related party in the amount of $1,435,204. Included in the amount is a loan of approximately $996,783 due Chang Magnesium by YaZhou Magnesium Industry Co., Ltd., $438,421 of that amount reflects a loan due from Shantou Dashu to Jieyang Big Tree.

At March 31, 2007, we held a liability in connection with acquisition-due to related party of $368,272. Included in the amount is $268,272 worth of common stock due to Guihong Zheng. CDI China acquired a 60% interest in Jieyang Big Tree Toy Enterprise Co., Ltd., a Chinese limited liability company, ("Jieyang Big Tree") in exchange for 53,654 shares of our common stock valued at $268,272. The fair value of the common stock is based on the value of the common stock of $5.00 per share on January 30, 2007. The $268,272 worth of common stock is reflected in Liabilities in connection with acquisitions-related party in our consolidated balance sheet as of March 31, 2007.

                       CHINA DIRECT, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007

NOTE 9 - RELATED PARTY TRANSACTIONS (CONTINUED)

The remainder of $100,000 reflects the value of common stock due to Wuliang Zhang, related to our acquisition of a 60% interest in CDI Magnesium. CDI China, Inc. acquired a 60% majority interest in CDI Magnesium Co., Ltd., a Brunei corporation ("CDI Magnesium"), in exchange for 25,000 shares of our common stock valued at $100,000. The fair value of the common stock is based on the value of the common stock of $4.00 per share on February 6, 2007. The $100,000 worth of common stock is reflected in Liabilities in connection with acquisitions-related party in our consolidated balance sheet as of March 31, 2007.

NOTE 10 - STOCKHOLDERS' EQUITY

COMMON STOCK

For the three months ended March 31, 2007 and 2006, amortization of stock based compensation amounted to $ 83,248 and $0, respectively.

During the three months ended March 31, 2007, the Company issued 405,000 shares of common stock in connection with the exercise of common stock options for net proceeds of $1,425,000. Of these options, 205,000 were exercised at $5.00 per share, while 200,000 were exercised at $2.00 per share.

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

                       CHINA DIRECT, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007

NOTE 10 - STOCKHOLDERS' EQUITY (CONTINUED)

STOCK OPTION PLAN (CONTINUED)

There were no options granted under the 2006 Plan for three months ended March 31, 2007.

For Fiscal 2006, the Company granted 3,588,000 options to consultants and employees. These options vested over a period not exceeding one year and had exercise price ranging from $0.01 to $10.00. For the three months ended March 31, 2007, the option expenses of $40,288 were recognized as sales and general and administrative expenses as the options were granted as compensation to employees pursuant to employment agreements. These options were exercisable upon vesting. These options granted to employees have a life of 5 years. The options granted to consultants are exercisable immediately. The consultants commence services for these options for three years. The consultant contracts are for three years. For the three months ended March 31, 2007, the amortization of deferred compensation expenses related to options amounted to $11,000.

The following table sets forth the Company's stock option activity during the three months ended March 31, 2007 and Fiscal 2006:

                                                                        Weighted
                                                          Shares        average
                                                        underlying      exercise
                                                          options         price
                                                        ----------      --------
Outstanding at December 31, 2006 ................        9,843,980       $ 3.27
           Granted ..............................                -            -
           Exercised ............................         (405,000)        3.52
           Expired or cancelled .................                -            -
                                                        ----------       ------
Outstanding at March 31, 2007 ...................        9,438,980       $ 6.37
                                                        ----------       ------
Exercisable at March 31, 2007 ...................        5,504,980       $ 5.51
                                                        ----------       ------

Weighted-average exercise price of
options granted during the period ...............                        $ 0.00
                                                                         ======

                       CHINA DIRECT, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007

NOTE 10 - STOCKHOLDERS' EQUITY (CONTINUED)

STOCK OPTION PLAN (CONTINUED)

The weighted average remaining contractual life and weighted average exercise price of options outstanding at March 31, 2007, for selected exercise price ranges, is as follows:

Options outstanding:

                                                                      Weighted
                            Weighted                                   average
 Range                      average       Weighted                    exercise
   of       Number of      remaining      average                     price of
exercise     options      contractual     exercise     Options         options
 prices    outstanding    life (Years)      price     Exercisable    exercisable
--------   -----------    ------------    --------    -----------    -----------

 $ 0.01     1,100,000         2.96         $ 0.01      1,100,000        $ 0.01
   0.30     1,000,000         4.76           0.30      1,000,000          0.30
   2.00       200,000         4.09           2.00        200,000          2.00
   2.25           400         7.56           2.25            400          2.25
   2.50     2,238,000            4           2.50      2,154,000          2.50
   5.00     1,390,000            5           5.00        290,000          5.00
   7.50     1,375,000            6           7.50              -             -
  10.00     1,375,000            7          10.00              -             -
  15.00           500         1.19          15.00            500         15.00
  30.00       760,000            5          30.00        760,000         30.00
  56.25            80         7.68          56.25             80         56.25
           -----------    ------------    --------    -----------    -----------
            9,438,980         4.84         $ 6.37      5,504,980        $ 5.51
           -----------    ------------    --------    -----------    -----------

                       CHINA DIRECT, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007

NOTE 10 - STOCKHOLDERS' EQUITY (CONTINUED)

COMMON STOCK WARRANTS

For the three months ended March 31, 2007, the amortization of deferred compensation expenses-warrants amounted to $31,960. These options granted to consultants are exercisable immediately.

A summary of the status of the Company's outstanding stock purchase warrants granted as of March31, 2007 and changes during the period is as follows:

                                                                        Weighted
                                                          Shares        average
                                                        underlying      exercise
                                                         warrants        price
                                                        ----------      --------
Outstanding at December 31, 2005 ................                -       $    -
           Granted ..............................        7,361,875         6.78
           Warrants assumed with reverse
           merger transaction on August 16, 2006
                                                           180,000        11.25
           Exercised ............................                -            -
           Expired or cancelled .................                -            -
                                                         ---------       ------
Outstanding at December 31, 2006 ................        7,541,875         6.89
           Granted ..............................                -            -
           Exercised ............................                -            -
           Expired or cancelled .................                -            -
                                                         ---------       ------
Outstanding at March 31, 2007 ...................        7,541,875       $ 6.89
                                                         ---------       ------

Exercisable at March 31, 2007 ...................        7,541,875       $ 6.89
                                                         ---------       ------

                       CHINA DIRECT, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007

NOTE 10 - STOCKHOLDERS' EQUITY (CONTINUED)

COMMON STOCK WARRANTS (CONTINUED)

The following information applies to all warrants outstanding at March 31, 2007.

                             Warrants                          Warrants
                           Outstanding                       Exercisable
            ---------------------------------------    -----------------------
                             Weighted
                             Average       Weighted                   Weighted
Range of                    Remaining      Average                     Average
Exercise                   Contractual     Exercise                   Exercise
 prices       Shares       Life (Years)      Price       Shares         Price
--------    -----------    ------------    --------    -----------    --------

 $ 2.50         50,000         4.67         $ 2.50         50,000      $ 2.50
 $ 4.00      3,884,375         4.50         $ 4.00      3,884,375      $ 4.00
 $ 7.50         90,000         1.14         $ 7.50         90,000      $ 7.50
 $10.00      3,427,500         4.48         $10.00      3,427,500      $10.00
 $15.00         90,000         1.14         $15.00         90,000      $15.00
            -----------    ------------                -----------
             7,541,875         4.41                     7,541,875

NOTE 11 - MARKETABLE SECURITIES

China Direct Consulting receives securities which include common stock and common stock purchase warrants from companies as part of its compensation for services. The Company categorizes securities with restriction as investment in marketable securities, held for sale and investment in marketable securities, held for sale-related party. Unrealized gains or losses of marketable securities, held for sale and unrealized gains or losses on marketable securities, held for sale-related party are recognized as an element of comprehensive income in our consolidated statement of operations on a monthly basis and are valued based on changes in the fair value of the security as quoted on national or inter-dealer stock exchanges. Once liquidated, the realized gain or loss on the sale of marketable securities will be reflected in our net income for the period in which the security was liquidated. At March 31, 2007 all securities are reflected as investment in marketable securities, held for sale, and investment in marketable securities, held for sale-related party.

                       CHINA DIRECT, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007

NOTE 11 - MARKETABLE SECURITIES (CONTINUED)

For three months ended March 31, 2007

                                                              Reclassification
                                                  Amount         from trading
                                  January 1,    received/     securities to held    Unrealized    March 31,
                                     2007         sold       for sale securities       loss         2007
                                 -----------   -----------   -------------------   -----------   -----------
Investment in trading
securities ...................   $ 2,166,603   $         -       $(2,166,603)      $         -   $         -

Investment in trading
securities-related party .....       311,611       (47,611)         (264,000)                -             -
                                 -----------   ----------        -----------       -----------   -----------
Total Investment in trading
securities ...................     2,478,214       (47,611)       (2,430,603)                -             -

Investment in marketable
securities, held for sale ....             -       952,050         2,166,603          (927,253)    2,191,400

Investment in marketable
securities, held for
sale-related party ...........     1,325,400       346,000           264,000          (524,600)    1,410,800
                                 -----------   ----------        -----------       -----------   -----------
Total Investment in marketable
securities, held for sale ....   $ 1,325,400   $ 1,298,050       $ 2,430,603       $(1,451,853)  $ 3,602,200

For three months ended March 31, 2006

                                                            Amount
                                          January 1,       received/      Unrealized       March 31,
                                             2006            sold            gain            2006
                                          ----------      ----------      ----------      ----------
Investment in trading securities ...      $  152,800      $  261,700      $  411,675      $  826,175

Investment in marketable securities,
held for sale-related party ........      $  810,000      $        -      $1,890,000      $2,700,000

                       CHINA DIRECT, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007

NOTE 12 - SEGMENT INFORMATION

The following information is presented in accordance with SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information. For the three months ended March 31, 2007, the Company operated in six reportable business segments - (1) Shanghai Lang Chemical Co., Ltd. ("Lang Chemical"). Lang Chemical is a distributor of industrial grade synthetic chemical products; (2) Chang Magnesium Co., Ltd., ("Chang Magnesium"). Chang Magnesium and its wholly owned subsidiary Taiyuan Changxin YiWei Trading Co., Ltd. ("Changxin Trading") process and distribute various forms of magnesium including but not limited to magnesium powder, magnesium scrap, magnesium alloy and various grades of ordinary magnesium slabs; (3) Jieyang Big Tree Toy Enterprise Co., Ltd. ("Jieyang Big Tree") will seek to be a reseller and distributor of toys and related entertainment products within China; (4) CDI Magnesium Co., Ltd., ("CDI Magnesium") is expected that the plant will process and manufacture a variety of magnesium alloy by products; (5) CDI Wanda Alternative Energy Co., Ltd., ("CDI Wanda") develops environmentally safe recycling technological applications; and
(6) China Direct Investments, Inc. ("China Direct Consulting") serves as a full service consulting and advisory firm offering a comprehensive suite of services critical to the success of Chinese entities seeking to access the U.S. capital markets. The Company's reportable segments are strategic business units that offer different products. They are managed separately based on the fundamental differences in their operations. Condensed information with respect to these reportable for three months ended March 31, 2007 and 2006 are as follows.

For the three months ended March 31, 2007 (Unaudited):

                         Lang
                       Chemical        Chang
                      (chemical      Magnesium                                          China
                     distribution   (magnesium    Jieyang       CDI          CDI        Direct
                       segment)      segment)     Big Tree   Magnesium      Wanda     Consulting   Consolidated
                     ------------   -----------   --------   ---------   ----------   ----------   ------------
Revenues .........   $12,394,612    $14,416,451   $      -   $       -   $2,018,748   $1,669,130   $ 30,498,940

Revenues - related
party ............             -              -          -           -            -      440,000        440,000

Interest income
(expense) ........        (3,025)        13,309          -           -       (1,374)      20,256         29,166

Net (loss) income        171,235        432,903          -           -       69,560    1,197,171      1,870,869

Segment Assets ...   $ 3,577,439    $17,530,830   $446,314   $ 166,666   $1,605,406   $7,336,348   $ 30,663,003

For the three months ended March 31, 2006:

The Company had only one segment for the three months ended March 31, 2006 that being their consulting advisory services segment, accordingly a table is not presented for segment information for the three months ended March 31, 2006.

                       CHINA DIRECT, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007

NOTE 13 - FOREIGN OPERATIONS

For the three months ended March 31, 2007, the Company derived part of its revenue from its subsidiaries located in the People's Republic of China. Identifiable assets by geographic areas as of March 31, 2007 are as follows:

                                  Identifiable Assets at March 31, 2007
                                  -------------------------------------
         United States ...........             $ 7,336,348
         China ...................              23,326,655
                                               -----------

         Total ...................             $30,663,003
                                               ===========

Three months ended March 31, 2007:

                                      United States   People's Republic of China
                                      -------------   --------------------------
         Revenues .................    $ 1,669,130          $ 28,829,810
         Revenues - related party .    $   440,000          $          -
         Identifiable assets ......    $ 7,336,348          $ 23,326,655

Three months ended March 31, 2006:

For the three months ended March 31, 2006, all revenues and identifiable assets were located in the United States, accordingly a table is not presented for foreign operations for the three months ended March 31, 2006.

NOTE 14 - OPERATING RISK

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

                       CHINA DIRECT, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007

NOTE 14 - OPERATING RISK (CONTINUED)

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

NOTE 15 - SUBSEQUENT EVENTS

On April 24, 2007, Jinan Alternative Energy Group Corp. entered into an agreement to form a new entity in coordination with Guangdong Qingyuan Changxin Waste Material Renewable Processing Co., Ltd. Pursuant to a joint venture agreement entered on April 24, 2007, Jinan has the option to contribute capital to acquire an ownership interest in a new entity to be created by Guangdong Qingyuan Changxin Waste Material Renewable Processing Co., Ltd. Under the terms of the agreement Jinan has the option to invest up to $1,310,000 to acquire a 51% equity ownership of the new entity to be formed.

In May 2007 China Direct Investments, Inc. entered into a lease agreement for an additional 1,273 square feet of office space for a monthly lease payment of approximately $3,106 per month, expiring on October 31, 2007.

         On May 8, 2007 we entered into an amended agreement related to our acquistion of 51% of CDI Wanda in February 2007. The revised terms provide that we are tendering $511,458 on or before April 30, 2007 to acquire a 51% majority interst in CDI Wanda. As well in the future should CDI China permit other shareholders to contribute capital to CDI Wanda; CDI China shall have the option to contribute capital and/or acquire additional interest from other shareholders to maintain its 51% majority interest in CDI Wanda. In the aggregate CDI China shall not issue in excess of 337,500 shares of common stock valued at $4.00 per share on February 6, 2007, as mutually agreed upon by and among the parties to the agreement in February 2007, and shall not contribute in excess of $1,350,000, inclusive of the $511,458 capital commitment due on or before April 30, 2007, to maintain its 51% majority stake in CDI Wanda.

         On May 8, 2007 we entered into an amended agreement related to our acquistion of 60% of Jieyang Big Tree in February 2007. The revised terms provide that we are tendering $268,272 worth of commons tock valued at $5.00 per share on January 30, 2007, as mutually agreed upon by and amongst the parties to the agreement to acquire a 60% majority interst in Jieyang Big Tree from exisitng sharehodlers. As well in the future should CDI China permit other shareholders to contribute capital to Jieyang Big Tree; CDI China shall have the option to contribute capital and/or acquire additional interest from other shareholders to maintain its 60% majority interest in Jieyang Big Tree. In the aggregate CDI China shall not issue in excess of 240,000 shares of common stock valued at $5.00 per share on January 30, 2007, as mutually agreed upon by and among the parties to the agreement to maintain its 60% majority stake in Jieyang Big Tree.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following discussion and analysis of our consolidated financial condition and results of operations for the three months ended March 31, 2007 and 2006 should be read in conjunction with the unaudited consolidated financial statements, including footnotes, and other information presented elsewhere in this Form 10-QSB.

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

         China Direct Consulting

         China Direct Consulting was organized in January 2005 and provides specialized business consulting services exclusively to Chinese entities seeking access to the U.S. capital markets. China Direct Consulting enters into agreements with clients to provide services for a fixed consulting fee. The amount of the consulting fee varies based upon the scope of the services to be rendered. Historically, a significant portion of the fees earned by China Direct Consulting have been paid in shares of its client's securities which are valued at fair market value for the purposes of our revenue recognition. Depending upon the particular client, China Direct Consulting may receive either unregistered securities with registration rights or a client may issue securities directly to our employees. The policy of China Direct Consulting is to sell securities it receives as compensation when permitted, rather than hold on to these securities as long term investments, regardless of market conditions, in an effort to satisfy our current obligations.

         China Direct Consulting currently has five client companies, including one client which is a related party. Accordingly China Direct Consulting is dependent on revenues generated from these five clients. For the three months ended March 31, 2007, four of the clients represented approximately 87% of the revenues of China Direct Consulting. Revenues from China Direct Consulting represented approximately 6.8% of our consolidated revenues for the three months ended March 31, 2007.

         The fees due under the contracts with our consulting clients are amortized over the term of the agreement. Our consolidated balance sheet at March 31, 2007 appearing elsewhere herein reflects both deferred revenues short term, which will be recognized by us during the next 12 months, and deferred revenues - long term which will be recognized beyond the 12 month period. In instances where the securities accepted for payment are issued directly to employees, we recognize the revenue represented by those securities consistent with our revenue recognition policy and the net value of those securities, after deduction of any costs of those revenues, are then deemed compensation paid to the particular employee.

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

         Our arrangements with our consulting clients generally provide that fees paid to China Direct Consulting will cover the costs of various professional resources including but not limited to attorneys, accounting personnel and auditors providing services on behalf of the client company. As these professionals generally will not provide services on a fixed fee basis, and the scope of the services necessary for a particular client company can vary from project to project, our cost of revenues can ultimately be significantly higher than initially projected which can adversely impact our gross profit margins. Furthermore fees for professional services cannot be satisfied with securities. As such the policy of China Direct Consulting is to sell securities it receives as compensation when permitted, rather than hold on to these securities as long term investments, regardless of market conditions, in an effort to satisfy our current obligations, due in part, to these professional resources.

         While it is not our policy to hold securities we accept as payment for services as long term investments, we are not always able to immediately liquidate such securities as a result of either market conditions or restrictions on resale imposed by Federal securities laws. Primarily all of the securities are received from small public companies. The securities received are typically restricted as to resale. The policy of China Direct Consulting is to sell securities it receives as compensation when permitted, rather than hold on to these securities as long term investments, regardless of market conditions in an effort to satisfy our current obligations. As these securities are often restricted, we are unable to liquidate these securities until the restriction is removed. China Direct Consulting recognizes revenue for such common stock based on the fair value at the time common stock is granted and for stock purchase warrants based on the Black-Scholes valuation model. China Direct Consulting receives securities from clients as compensation for consulting services, which are typically restricted as to resale. Unrealized gains or losses on marketable securities held for sale as well as unrealized gains or losses on marketable securities held for sale-related party are recognized as an element of comprehensive income in our consolidated statement of operations on a monthly basis based on changes in the fair value of the security as quoted on national or inter-dealer stock exchanges. Once liquidated, we will include the realized gain or loss on the sale in our net income for the period in which the security was liquidated. Fluctuations in the value of securities can significantly increase or decrease our comprehensive income, if the price of the securities increases from the original value assigned to it at the time the related revenue was recognized. Conversely, if the price were to decline, such decreases could negatively impact our comprehensive income.

         Based upon both the experiences of its management during its first year of operation as well as the professional experience of its principals, during the third quarter of fiscal 2006 we expanded the scope of our company through the establishment of an additional operating division known as CDI China. The primary focus of our operations is CDI China.

CDI China

         CDI China operates as a management company for Chinese entities. CDI China seeks to acquire a majority, controlling interest in entities operating within China which are engaged in businesses that we believe could benefit from the continuing growth of the Chinese economy. Examples of industries in which are focusing our efforts include manufacturing, technology, mining, healthcare, packaging, food and beverage, as well as companies involved in importing and exporting activities. We have initially targeted medium sized entities, generally including companies with less than $100 million in annual revenue, which we believe offer the greatest opportunities for growth.

         The business model for CDI China is to acquire a majority interest in Chinese entities, thereby creating a diversified portfolio of subsidiaries operating within the Chinese economy. CDI China utilizes resources available to us by virtue of our public company status to provide working capital and financial and operation support to augment our subsidiaries' growth. The acquisition of a majority interest of a Chinese entity will be achieved either via a share exchange or a purchase of stock or a combination of both. The consideration for the acquisition will be directly related to the shareholder equity of the acquisition target. We then utilize resources available to us by virtue of our public company status to provide working capital enabling our portfolio companies to grow its business and operations. In order to increase the likelihood that we can raise capital as necessary, in January 2007 we engaged Roth Capital Partners, LLC, a broker-dealer and member of the National Association of Securities Dealers, Inc., to serve as our exclusive financial advisor and investment banker.

         During fiscal 2006 we closed the acquisitions of Lang Chemical and Chang Magnesium. Lang Chemical specializes in the sale and distribution of industrial grade synthetic chemicals. Chang Magnesium was formed by Taiyuan YiWei Magnesium Co. Ltd. to operate a newly constructed magnesium plant that processes and manufactures a variety of magnesium by-products, including magnesium powder, magnesium scrap and various grades of magnesium slabs. Taiyuan YiWei Magnesium is a diversified magnesium organization which owns interests in seven subsidiary magnesium factories, a magnesium alloy factory and a magnesium powder desulphurization reagent factory, all located in China. Following our acquisition of Chang Magnesium, Mr. Yuwei Huang, Taiyuan YiWei Magnesium's Chairman, now also serves as Chang Magnesium's CEO and an Executive Vice President for CDI Shanghai Management. In June 2006, prior to our acquisition of Chang Magnesium, it acquired 100% of Changxin Trading, an exporter of magnesium products which was formed in November 2003.

         During fiscal 2006 we also formed several companies, including:

         o In October 2006 we formed Luma Logistic in which CDI China holds a 60% interest. Mr. Yonghua Cai is the minority holder of Luma Logistic.

         o In November 2006 we formed CDI Shanghai Management and it commenced operations in January 2007. CDI Shanghai Management serves as the management company for our subsidiaries based in China, providing operational support and infrastructure as well as supervising and monitoring the operations of those subsidiaries. CDI Shanghai Management also markets the services of both China Direct Consulting and CDI China in China.

         o In November 2006 we formed Big Tree in which CDI China holds a 60% interest. Ms. Guihong Zheng, vice president of Big Tree, holds the remaining 40% interest. Big Tree intends to enter into the toy and entertainment industry within China. Initially Big Tree intends to be a reseller and distributor of toys and related entertainment products within China. Big Tree will attempt to focus its efforts towards smaller manufacturers who lack a proprietary sales or distribution network.

         In February 2007, as amended CDI China acquired a 60% interest in Jieyang Big Tree, a Sino-American joint venture which was formed in January 2007. Jieyang Big Tree, which is located in Shantou City, China, will seek to operate in two business segments within the toy and related entertainment products industry in China; including the distribution of toys and related entertainment products and as an agent of third party OEM manufacturing of toys and related entertainment products. Jieyang Big Tree expects to commence operations in June 2007.

         During the first quarter of fiscal 2007, we have further expanded CDI China's operations through the following transactions:

         o In January 2007 we formed Jinan. In February 2007 CDI China acquired 51% of CDI Wanda. CDI Wanda, organized in 1996 and located in Jinan, the capital city of Shandong Province, PRC, is engaged in the alternative energy and recycling industry. The current management of CDI Wanda, Messrs. Dai Feng and Zhou Zaigen, continue to operate the company following this transaction. Our consolidated statement of operations for the three months ended March 31, 2007 include the operations of CDI Wanda for the period of February 12, 2007, the date of acquisition, through March 31, 2007 (the CDI Wanda Reporting Period").

         In April 2007 Jinan entered into an oral agreement to form a new entity in coordination with Guangdong Qingyuan Changxin Waste Material Renewable Processing Co., Ltd. Pursuant to a joint venture agreement, Jinan has the option to contribute capital up to $1,310,000 to acquire a 51% ownership interest in a new entity to be created by Guangdong Qingyuan Changxin Waste Material Renewable Processing Co., Ltd. Jinan is currently reviewing the opportunity and has not made the determination to exercise its option, nor have the terms of the investment been determined.

         o In February 2007 CDI Shanghai Management formed Capital One which will serve as a marketing arm for our company in the greater Asia region outside of China. Capital One will seek to market to Hong Kong and Southeast Asia, leveraging relationships of CDI Shanghai Management within local business communities as well as with local provincial government officials to assist in identifying business opportunities. Mr. Xiaowen (Robert) Zhuang, general manager of CDI Shanghai Management, will supervise and monitor the operations of Capital One. Mr. Zhuang is the brother of Dr. James Wang, our CEO and Chairman.

         o In February 2007, CDI China acquired a 60% majority interest in CDI Magnesium, a company incorporated in Brunei in February 2007 by Shanxi Jinyang Coal and Coke Group Co., Ltd. CDI Magnesium was formed to operate a newly constructed magnesium alloy plant in Taiyuan, China. It is expected that the plant will process and manufacture a variety of magnesium alloy products. CDI Magnesium expects to commence operations in July 2007.

         o In February 2007 Chang Magnesium formed Excel Rise as a wholly owned subsidiary. Excel Rise operates as an exporter of magnesium products to Europe, Australia and Canada. The major suppliers will be Taiyuan Tongxiang Magnesium Co. Ltd, Taiyuan Qingchen YiWei Magnesium Industry Co. Ltd., Taiyuan YiWei Magnesium Factory, Taiyuan YiWei Magnesium Co. Ltd. and Shanxi Nichimen YiWei Magnesium Industry Co., Ltd., all related parties.

         As a result of the foregoing, during the three months ended March 31, 2007 our consolidated revenues including revenues from Lang Chemical, Chang Magnesium, and CDI Wanda. In the aggregate, revenues from CDI China, as the majority owner of Lang Chemical, Chang Magnesium, and CDI Wanda, represented approximately 93.2% of our consolidated revenues. We did not report any revenues related to Luma Logistics, Big Tree, Jieyang Big Tree, or CDI Magnesium during the first quarter of fiscal 2007.

         As described later in this section, during the first three months of fiscal 2007 China Direct Consulting, Lang Chemical, Chang Magnesium and CDI Wanda have all significantly increased their revenues from the comparable periods in fiscal 2006. Since our acquisitions of Lang Chemical and Chang Magnesium during the fourth quarter of fiscal 2006 through March 31, 2007 we have provided those companies with approximately $2 million of additional working capital. In order to support those revenue increases, as well as to further increase their market shares, we expect to provide additional working capital to each entity by the end of fiscal 2008, including approximately $1,350,000 to CDI Wanda and approximately $1,250,000 to Chang Magnesium. We also continue our efforts to expand our professional staff at China Direct Consulting to support growth at that division. We believe we can bring a more Western-style business acumen and bring efficiencies to each of our subsidiaries, which may reduce unnecessary operating expenses and increase our profits from these operations. Finally, subject to the availability of sufficient working capital, during fiscal 2007 we hope to further expand our operations through revenues from Big Tree, Jieyang Big Tree and CDI Magnesium.

         During the balance of fiscal 2007 and beyond we also face a number of challenges in growing our business, including continuing the integrating the operations of our subsidiaries based in China, as well as developing the operations of our newly formed subsidiaries. We will need to secure additional working capital to provide funds for our subsidiaries to enable each to grow its business and operations. During fiscal 2007 we will also work with the management of the recent acquisitions to identify strategies to maximize the potential of the subsidiaries. These strategies may take the form of an investment for a new factory, increase in manufacturing capacity, upgrading of existing facilities, marketing, hiring and training of additional workforce personnel, or acquiring assets complimentary to these companies. As a result of the rapid growth of our company since the third quarter of fiscal 2006, we also face challenges related to hiring and training the necessary personnel to manage these operations.

         Even though we are a U.S. company, many of our subsidiaries and their operations are located in China. As such we face certain risks associated with doing business in that country. These risks include risks associated with the ongoing transition from state business ownership to privatization, operating in a cash-based economy, dealing with inconsistent government policies, unexpected changes in regulatory requirements, export restrictions, tariffs and other trade barriers, challenges in staffing and managing operations in a communist country, differences in technology standards, employment laws and business practices, longer payment cycles and problems in collecting accounts receivable, changes in currency exchange rates and currency exchange controls. We are unable to control the vast majority of these risks associated both with our operations and the country in which they are located and these risks could result in significant declines in our revenues and adversely affect our ability to continue as a going concern.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2007 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2006

                                                              THREE MONTHS ENDED MARCH 31,    INCREASE/DECREASE
                                                                  2007            2006         $(2007 VS 2006)
                                                              ------------    ------------    -----------------
                                                                      (UNAUDITED)
Revenues ..................................................   $ 30,498,940         106,415        30,392,525
Revenues-related party ....................................        440,000         100,000           340,000
                                                              ------------    ------------
Total revenues ............................................     30,938,940         206,415        30,732,525
Cost of revenues ..........................................     27,467,014          15,260        27,451,754
                                                              ------------    ------------
Gross profit ..............................................      3,471,926         191,155         3,280,771
Selling, General, and administrative expenses-related party              -           5,700            (5,700)
Selling, General, and administrative expenses .............        837,509         338,440           499,069
                                                              ------------    ------------
     Total operating expenses .............................        837,509         344,140           493,369
                                                              ------------    ------------
     Operating (loss) income ..............................      2,634,417        (152,985)        2,787,402
Other income ..............................................          9,936               -             9,936
Interest income ...........................................         29,166               -            29,166
Unrealized gain on trading securities .....................              -         411,675          (411,675)
Realized loss on sale of marketable securities ............        (15,973)              -           (15,973)
                                                              ------------    ------------
Total other income ........................................         23,129         411,675          (388,546)
                                                              ------------    ------------
Net income before income taxes ............................      2,657,546         258,690         2,398,856
Income taxes expense ......................................       (232,572)       (102,441)         (130,131)
                                                              ------------    ------------
Net income before minority interest .......................      2,424,974         156,249         2,268,725
Minority interest in income of subsidiary .................       (554,105)              -          (554,105)
                                                              ------------    ------------
Net income ................................................   $  1,870,869    $    156,249         1,714,620
Foreign currency translation gain .........................         80,158               -            80,158
Unrealized (loss) gain on marketable securities held
for sale, net of income taxes .............................       (948,997)      1,141,560        (2,090,557)
                                                              ------------    ------------
Comprehensive income ......................................   $  1,002,030    $  1,297,809          (295,779)
                                                              ============    ============

REVENUES

         Our revenues for the three months ended March 31, 2007 were $30,938,940 as compared to revenues of $206,415 for the three months ended March 31, 2006. Included in revenues for the three months ended March 31, 2007 were revenues of $2,109,130 attributable to China Direct Consulting (approximately 6.8% of total revenues), revenues of $12,394,612 attributable to Lang Chemical (approximately 40.1% of total revenues), revenues of $14,416,451 attributable to Chang Magnesium (approximately 46.6% of total revenues), and revenues of $2,018,748 attributable to CDI Wanda (approximately 6.5% of total revenues). For the period ending March 31, 2006 our revenues were solely from the operations of China Direct Consulting.

         China Direct Consulting generates revenues from the provision of consulting services to its client companies. China Direct Consulting's revenues for the first quarter of fiscal 2007 increased $1,902,715, or approximately 922%, from the first quarter of fiscal 2006. This increase is primarily attributable to revenues from new consulting contracts or additional services rendered to existing clients.

         Included in China Direct Consulting's revenues for March 31, 2007 are cash revenues of $536,205 and revenues attributable to the value of marketable securities received as compensation for its services of $1,572,925. Of the $1,572,925 in revenues attributable to the value of marketable securities received as compensation, $1,132,925 is related to compensation for services from non-affiliated third party clients and $440,000 is related to the value of marketable securities received by a client company which is a related party. Included in China Direct Consulting's revenues for March 31, 2006 are cash revenues of $14,840 and cash revenues from a related party of $100,000 and revenues attributable to the value of marketable securities received as compensation for its services of $91,575.

         For the three months ended March 31, 2007 China Direct Consulting generated revenues of $440,000 from Dragon Capital Group Corp., a related party, which represents the value of marketable securities received as compensation. For the three months ended March 31, 2006, we received cash fees of $100,000 from Dragon Capital Group Corp.

         Management expects revenues for China Direct Consulting will continue to increase during the balance of fiscal 2007. Following our capital raise in the fourth quarter of fiscal 2006 we began expanding our infrastructure to support the addition of more consulting clients. To date, we have added personnel in the areas of business representation, accounting, legal and administration and we are actively marketing China Direct Consulting's services to potential new clients. In addition, China Direct Consulting will record deferred revenue in each of fiscal 2007 and fiscal 2008 which represents revenues China Direct Consulting has received for services which are being amortized over the term of the consulting agreements. We anticipate that $779,900 will be recognized over the next 12 months, and the remaining $584,925 will be recognized prior to December 31, 2008.

         Lang Chemical generated revenues of $12,394,612 for the three months ended March 31, 2007 from the sale and distribution of industrial grade synthetic chemicals. The majority of Lang Chemical's customers are industrial manufacturing facilities and trading companies. As described in Note 7-Pro Forma Financial Information (unaudited) to the consolidated financial statements appearing elsewhere in this quarterly report, for the three months ended March 31, 2006 Lang Chemical had total sales of $6,678,140. The increase in revenues from the three months ended March 31, 2006 and the fiscal 2007 period is primarily attributable to the expansion of products offered by Lang Chemical. Based upon information known to us at this time, we anticipate that Lang Chemical's revenues will continue to increase in the remaining periods of fiscal 2007.

         Chang Magnesium generated revenues of $14,416,451 for the three months ended March 31, 2007. Chang Magnesium and its wholly owned subsidiary Changxin Trading process and distribute various forms of magnesium including magnesium powder, magnesium scrap, magnesium alloy and various grades of ordinary magnesium slabs. As set forth in Note 7-Pro Forma Financial Information (unaudited) to the consolidated financial statements appearing elsewhere in this quarterly report, for the three months ended March 31, 2006 Chang Magnesium had total revenues of $5,315,805. The increase in revenues from the three months ended March 31, 2006 and the fiscal 2007 period is attributable to the commencement of operations of the refinery as well as the addition of Excel Rise. During the three months ended March 31, 2006 Chang Magnesium's operations were limited to its Changxin Trading subsidiary. Based upon information known to us at this time, we also reasonably believe it will report increasing revenues for the remaining periods of fiscal 2007.

         For the CDI Wanda Reporting Period, CDI Wanda generated revenues of $2,018,748 from the sale of environmentally safe recycling technological applications. As set forth in Note 7-Pro Forma Financial Information (unaudited) to the consolidated financial statements appearing elsewhere in this quarterly report, for the three months ended March 31, 2006 CDI Wanda had total sales of $20,265. The increase in revenues from the fiscal 2006 period to the fiscal 2007 period is attributable to increased market acceptance of our environmentally friendly technological applications. In the first quarter of 2007 CDI Wanda generated non-recurring revenues of $1,240,000 from Evermore Energy Company, located in Australia, and revenues of $415,000 from Russian Aurora Energy Company located in Russia. Based upon information known to us at this time, we also reasonably believe it will report increasing revenues for the remaining periods of fiscal 2007.

COST OF REVENUES AND GROSS PROFIT

         For the three months ended March 31, 2007, our total cost of revenues was $27,467,014, as compared to $15,260 for the three months ended March 31, 2006, an increase of $27,451,754 or approximately 179,893%. Of the total cost of revenues of $27,467,014, $12,098,500 is attributable to Lang Chemical, $13,496,206 is attributable to Chang Magnesium, $1,591,140 is attributable to CDI Wanda for the CDI Wanda Reporting Period only, and $281,168 is attributable to China Direct Consulting.

         Cost of revenues for China Direct Consulting includes direct costs it incurs in rendering the services to its client companies, which include marketing, business development, legal, auditing and accounting fees directly related to the particular client. In addition, it may engage certain third party consultants to assist in providing the contracted services to the client company and the costs of those third party consultants are included in its cost of revenues. China Direct Consulting's arrangements with its consulting clients generally provide that its fee will cover the costs of attorneys, accounting personnel, and auditors working on behalf of the client company. As these professionals generally will not provide services on a fixed fee basis, and the scope of the services necessary for a particular client company can vary from project to project, China Direct Consulting's cost of revenues can ultimately be significantly higher than it initially projected, which can adversely impact our gross profit margins. China Direct Consulting's cost of revenues was approximately 13% for the three months ended March 31, 2007 as compared to approximately 7% for the three months ended March 31, 2006. These costs of revenues in future periods are expensed as incurred and, accordingly, while the revenues from contracts will be recognized ratably over the term of the agreement, the gross profit margin on revenues from these deferred revenues can vary from period to period, as evidenced by the change from the three months ended March 31, 2007 to 2006.

         Lang Chemical's cost of revenues includes the cost of goods it sells. For the three months ended March 31, 2007, Lang Chemical's cost of revenues was $12,098,500 or approximately 97.6% of its revenues, which is consistent with its historical operations. As set forth in Note 7 Pro Forma Financial Information (unaudited) to the consolidated financial statements appearing elsewhere in this quarterly report, for the three months ended March 31, 2006, its cost of revenues was approximately 98.5% of its total sales. We estimate gross margins for Lang Chemical could potentially improve with the application of more Western-style cash management.

         Chang Magnesium's cost of revenues includes the cost of goods it sells. For the three months ended March 31, 2007, Chang Magnesium's cost of revenues was $13,496,206 or approximately 93.6% of its revenues. As set forth in Note 7-Pro Forma Financial Information (unaudited) to the consolidated financial statements appearing elsewhere in this quarterly report, for the three months ended March 31, 2006 cost of revenues for Chang Magnesium was approximately 99.5% of its total sales. This reduction in cost of revenues as a percentage of revenues and improvement in gross margin for the three months ended March 31, 2007 is attributable to reduced cost of goods on inventory levels maintained at December 31, 2006. We anticipate that Chang Magnesium will continue to report gross profit margins ranging from 5% to 6% during the balance of fiscal 2007.

         CDI Wanda's cost of revenues includes the cost of goods it sells. For the CDI Wanda Reporting Period, cost of revenues for CDI Wanda was approximately 79% of its revenues. As set forth in Note 7-Pro Forma Financial Information (unaudited) to the consolidated financial statements appearing elsewhere in this annual report, for the three months ended March 31, 2006 cost of revenues for CDI Wanda was approximately 58% of its total sales. This increase in cost of revenues as a percentage of revenue and reduction in gross margin for the three months ended March 31, 2007 is attributable to increased cost of raw materials related to sales to two foreign sources who requested specific qualifications which increased the cost of goods sold on these orders. We expect CDI Wanda will generate gross margins of 10% to 15% in during the balance of fiscal 2007.

TOTAL OPERATING EXPENSES

         Our total operating expenses for the three months ended March 31, 2007 were $837,509 as compared to $344,140 for the three months ended March 31, 2006, an increase of $493,369, or approximately 143%. Of our total operating expenses for the three months ended March 31, 2007, $427,144 is attributable to our parent company and China Direct Consulting which includes CDI Shanghai Management and its wholly owned subsidiary Capital One, $36,118 is attributable to Lang Chemical, $84,406 is attributable to Chang Magnesium, and $289,841 is attributable to CDI Wanda.

         The parent company and China Direct Consulting's operating expenses increased $83,004, or approximately 24% the three months ended March 31 from 2007 to 2006. These operating expenses generally consist of selling, general and administrative expenses, including officers' and employees' compensation, professional fees, such as legal, accounting, and third party consultants, and travel expenses. The increase in the fiscal 2007 period reflects our recent increase in infrastructure. We anticipate that the operating expenses for the parent company and China Direct Consulting will continue to increase as we continue to expand our operations and implement our business model. Included in these anticipated increases are salaries and benefits for additional employees, increased marketing and advertising expenses as well as increased professional fees. In addition, unless there are further postponements by the Securities and Exchange Commission of the enactment of Section 404 of the Sarbanes-Oxley Act of 2002 as it relates to small business issuers such as our company, in connection with our annual report for our fiscal year ending December 31, 2007 our management will be required to provide an assessment of the effectiveness of our internal control over financial reporting, including a statement as to whether or not internal control over financial reporting is effective. In order to comply with this requirement we will need to engage a consulting firm to undertake an analysis of our internal controls as we do not have the expertise to conduct the necessary evaluation. While we have yet to engage such a consulting firm, as a result of the diversity of our operations and the number of subsidiaries located outside the U.S. we expect the costs associated with the development of the necessary documentation and testing procedures required will be significant.

         Lang Chemical's operating expenses include selling expenses as well as general and administrative expenses. Operating expenses for the first quarter of fiscal 2007 were $36,118, and included selling expenses of $101,662 and general and administrative expenses of $37,397 which was offset by a bad debt recovery of $102,942. As set forth in Note 7-Pro Forma Financial Information (unaudited) to the consolidated financial statements appearing elsewhere in this quarterly report, for the three months ended March 31, 2006 Lang Chemical had total operating expenses of $92,226. We anticipate that Lang Chemical's operating expenses for the balance of fiscal 2007 will be consistent with those recognized for the 12 months ended December 31, 2006.

         Chang Magnesium's operating expenses of $84,406 for the three months ended March 31, 2007 generally consists of selling expenses of $45,962, and general and administrative expenses of $38,444. As set forth in Note 7-Pro Forma Financial Information (unaudited) to the consolidated financial statements appearing elsewhere in this quarterly report, for the three months ended March 31, 2006 Chang Magnesium had total operating expenses of $78,090 which represented approximately 1.5% of its sales for fiscal 2006 as compared to $84,406, or approximately 0.6%, for the three months ended March 31, 2007. For the three months ended March 31, 2006 operating expenses for Chang Magnesium included shipping expenses, while for the three months ended March 31, 2007, Chang Magnesium passed the shipping expenses along to its customers. We anticipate that Chang Magnesium's operating expenses for fiscal 2007 will be consistent with those recognized for the 12 months ended December 31, 2006 and 2005, subject to any impact of shipping costs.

OTHER INCOME (EXPENSE)

         Our total other income for the three months ended March 31, 2007 was $23,129, as compared to $411,675 for the three months ended March 31, 2006, a decrease of $388,546 or approximately 94%. The decrease is primarily the result of an unrealized loss on trading securities of $0 for the three months ended March 31, 2007 as compared to unrealized gain on trading securities of $411,675 for the three months ended March 31, 2006, and a realized loss on the sale of marketable securities of $15,973 for the three months ended March 31, 2007 as compared to realized gain on the sale of marketable securities of $0 for the three months ended March 31, 2006. For the three months ended March 31, 2007 we reclassified investment in trading securities to investment in marketable securities held for sale; accordingly unrealized gains or losses on marketable securities held for sale are included as a component of comprehensive income. These decreases were offset by Lang Chemical's rental income of $7,229 and Chang Magnesium's interest income $12,990. CDI Wanda had an interest expense of $1,374. As described elsewhere herein, the gain or loss is a result of fluctuations in the market price of the underlying security and these non cash gains or losses can have a significant impact, positive or negative, on our results of operations.

INCOME TAX BENEFIT (EXPENSE)

         For the three months ended March 31, 2007 we recorded an income tax expense of $232,572 as compared to an income tax expense of $102,441 for the three months ended March 31, 2006, an increase of $130,131, or approximately 127%. As we report profitable operations we are required to record income tax expenses on those operations. However, as the majority of revenues related to China Direct Consulting are paid in the form of securities, some of which are restricted from sale at the time received, our revenue model creates a risk that we will not have sufficient cash resources to satisfy our tax obligations as they become due. China Direct Consulting provides its services pursuant to written agreements which may vary in duration. Revenues are recognized over the terms of the agreements. China Direct Consulting recognized revenues of $1,572,925 and $91,575 in connection with the receipt of securities based on the terms of the consulting contracts for the three months ended March 31, 2007 and 2006, respectively. China Direct Consulting recorded deferred revenues of $1,364,825 in connection with the receipt of securities based on the terms of the consulting contracts at March 31, 2007. At March 31, 2007 our consolidated balance sheet reflects a deferred income tax liability for income tax of $0. The recognition of these revenues, however, will not provide offsetting cash to us for the payment of current taxes.

NET (LOSS) INCOME

         For the three months ended March 31, 2007 we reported net income of $1,870,869 as compared to net income of $156,249 for the three months ended March 31, 2006, an increase of $1,714,620 or approximately 1,097%. This increase for the three months ended March 31, 2007 is primarily attributable to net income of $171,235 from Lang Chemical, adjusted for our 51% ownership interest, $432,903 from Chang Magnesium, adjusted for our 51% ownership interest, $69,560 from CDI Wanda, adjusted for our 51% ownership interest, and $1,197,171 from China Direct Consulting.

UNREALIZED GAIN ON MARKETABLE SECURITIES HELD FOR SALE, NET OF INCOME TAX

         As described elsewhere herein, if we are unable to liquidate securities received as compensation these securities are classified on our consolidated balance sheet as marketable securities held for sale. The unrealized gain on marketable securities held for sale, net of income tax, represents the change in the fair value of these securities as of the end of the financial reporting period. For the three months ended March 31, 2007, we recognized an unrealized loss of $607,539 on marketable securities, held for sale, net of income tax, and $341,458 on marketable securities held for sale-related party, net of income tax, for a total loss of $948,997 as compared to an unrealized gain of $1,141,560 for the three months ended March 31, 2006, a decrease of $2,090,557 or 183%. Unrealized gains or losses on marketable securities held for sale and unrealized gains or losses on marketable securities, held for sale-related party are recognized as an element of comprehensive income in our consolidated statement of operations on a monthly basis based on changes in the fair value of the security as quoted on national or inter-dealer stock exchanges. Once liquidated, the realized gain or loss on the sale on marketable securities will be reflected in our net income for the period in which the security is liquidated. At March 31, 2007 and March 31, 2006 the total amount on marketable securities, held for sale reflect securities of Dragon Capital Group Corp., a related party, and this figure represents the value of securities we received as compensation. As described elsewhere herein, we may never be able to liquidate these securities.

COMPREHENSIVE INCOME

         We reported comprehensive income of $1,002,030 for the three months ended March 31, 2007 as compared to $1,297,809 for the three months ended March 31, 2006, a decrease of $295,779, or 23%. Comprehensive income includes the gain or loss of on all marketable securities, held for sale, including related party securities. These securities are valued based on changes in the fair value of the security as quoted on national or inter-dealer stock exchanges. Once liquidated, the realized gain or loss on the sale on marketable securities will be reflected in our net income for the period in which the security was liquidated. As mentioned earlier we reported a net income of $1,870,869, foreign currency translation gain of $80,158. These two figures when combined with the unrealized loss of $948,997 as described in the section above amounts to $1,002,030 of comprehensive income for the year ended March 31, 2007.

LIQUIDITY AND CAPITAL RESOURCES

         Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. The following table provides certain balance sheet comparisons between March 31, 2007 and December 31, 2006:

                                                                        MARCH          DECEMBER
                                                                       31, 2007        31, 2006        $ CHANGE
                                                                      ----------      ----------      ----------
                                                                      (UNAUDITED)
                                                                      ----------      ----------      ----------
Working Capital ................................................       9,770,846       6,788,638       2,982,208
Cash ...........................................................       5,408,626       3,030,345       2,378,281
Notes Receivable ...............................................          44,751         942,117        (897,366)
Investment in marketable securities, held for sale .............       2,191,400               -       2,191,400
Investment in marketable securities, held for sale-related party       1,410,800       1,325,400          85,400
Investment in trading securities ...............................               -       2,166,603      (2,166,603)
Investment in trading securities-related party .................               -         311,611        (311,611)
Accounts receivable ............................................       6,132,446       2,770,062       3,362,384
Inventories, net ...............................................       2,713,748       5,494,292      (2,780,544)
Prepaid expenses and others ....................................       3,531,506       1,272,246       2,259,260
Prepaid expenses-related party .................................       3,611,243               -       3,611,243
Other receivable ...............................................          58,510               -          58,510
Due from related party .........................................       1,435,204               -       1,435,204
Total current assets ...........................................      26,538,234      17,312,676       9,225,558
Property and equipment, net ....................................       3,835,375       2,753,468       1,081,907
Property use rights, net .......................................          66,666               -          66,666
Prepaid expenses-long term .....................................         222,728         321,548         (98,820)
Cash-Restricted ................................................               -         447,713        (447,713)
                                                                      ----------      ----------      ----------
Total assets ...................................................      30,663,003      20,835,405       9,827,598
                                                                      ----------      ----------      ----------

Loans Payable-short term .......................................         395,014       1,536,064      (1,141,050)
Accounts payable and accrued expenses ..........................       3,462,680       4,517,354      (1,054,674)
Accounts payable-related party .................................       2,755,759       1,546,880       1,208,879
Liabilities in connection with acquisitions-related party ......         368,272               -         368,272
Advance from customers .........................................       6,132,222         916,764       5,215,458
Deferred revenues-short term ...................................         779,900         779,900               -
Due to executive officers ......................................               -         140,893        (140,893)
Other payable ..................................................       2,264,652          45,623       2,219,029
Income tax payable .............................................         608,889         599,699           9,190
Deferred income tax payable ....................................               -         440,861        (440,861)
Total current liabilities ......................................      16,767,388      10,524,038       6,243,350
Other payable-long term ........................................             718          22,793         (22,075)
Deferred revenues - long term ..................................         584,925         779,900        (194,975)
Total Liabilities ..............................................      17,353,031      11,326,731       6,026,300
Minority Interest ..............................................       4,935,370       3,644,350       1,291,020
                                                                      ----------      ----------      ----------
Total stockholders' equity .....................................       8,374,602       5,864,324       2,510,278
                                                                      ----------      ----------      ----------

         At March 31, 2007, we held cash and cash equivalents of $5,408,626 and working capital of $9,770,846. Our working capital increased from $6,788,638 at December 31, 2006 an increase of $2,982,208. Our cash position increased from $3,030,345 at December 31, 2006, an increase of $2,378,281. At December 31, 2006 our cash position by geographic area is as follows:

         United States ...   $3,002,260
         China ...........    2,406,366
                             ----------
         Total ...........   $5,408,626
                             ==========

         In addition to the increase in cash and cash equivalents of $2,378,281, our current assets increased to $26,538,234 at March 31, 2007 from $17,312,676 at December 31, 2006 an increase of $9,225,558 or approximately 53%. Changes in our total assets from December 31, 2006 to March 31, 2007 include the following:

         o an increase of $3,362,384 in accounts receivable. At March 31, 2007 our consolidated balance sheet reflects a total accounts receivable due us, net of allowance for doubtful accounts of $8,358, of $6,132,446 as compared to $2,770,062 at December 31, 2006. Included in the amount due at March 31, 2007 is $37,175 due China Direct Consulting, $4,435,051 due Chang Magnesium, $1,618,494 due Lang Chemical, and $41,726 due CDI Wanda. Chang Magnesium, Lang Chemical and CDI Wanda all generally offer payment terms of 90 days. For the three months ended March 31, 2007, the average turn on accounts receivable for Chang Magnesium was 18 days, the average turn on accounts receivable for Lang Chemical was 10 days, and the average turn on accounts receivable for CDI Wanda was 20 days. We do not anticipate any change in either the terms of sale or collection history at these companies in fiscal 2007

         o an increase of $2,259,260 in prepaid expenses and others. At March 31, 2007 our consolidated balance sheet includes prepaid expenses and others of $3,531,506 as compared to prepaid expenses and others of $1,272,246 at December 31, 2006. At March 31, 2007 prepaid expenses and others of $3,531,506 includes $1,798,285 related to Chang Magnesium which represents prepayments to vendors for merchandise that had not yet been shipped to Chang Magnesium, $693,127 reflects value added tax refunds available from the Chinese government related to Chang Magnesium, $453,770 relates to China Direct Consulting, which represents the current portion of the fair value of client securities China Direct Consulting received as payment for its services which were assigned to our executive officers, as compensation for their services to China Direct Consulting under the terms of 36 month agreements, $401,350 relates to Lang Chemical which represents a prepayment to vendors for merchandise that had not yet been shipped to Lang Chemical, $181,510 relates to CDI Wanda which represents prepayments to vendors for merchandise that had not yet been shipped to CDI Wanda, and $3,464, relate to Jieyang Big Tree.

         o an increase of $3,611,243 in prepaid expenses-related party. At March 31, 2007 our consolidated balance sheet includes in prepaid expenses -related party of $3,611,243 as compared to in prepaid expenses-related party of $0 at December 31, 2006. Prepaid expenses-related party represent payments of $3,148,335 to Taiyuan YiWei Magnesium Industry Co., Ltd., a related party, for inventory which has not yet been received by Chang Magnesium. At March 31, 2007, Lang Chemical prepaid NanTong LangYuan Chemical Co., Ltd. $462,908 for the future delivery of inventory.

         o an increase of $58,510 in other receivables which is attributable to a one time purchase of materials by CDI Wanda which were in turn sold to customer at cost in a courtesy transaction.

         o an increase of $1,435,204 in due from related party which includes:

         o a loan of $996,783 due Chang Magnesium by Asia Magnesium Industry Co., Ltd., and as described later in this section, during the first quarter of fiscal 2007 Chang Magnesium borrowed $996,783 from a related party and these funds were advanced to Asia Magnesium Industry Co., Ltd., an unrelated third party which is a 52% owner of a company developing a new magnesium processing facility. We are in preliminary discussions to acquire Asia Magnesium Industry Co., Ltd. There are no written agreements related to this advance which we deem due upon demand; and

         o a loan of $438,421 due from Shantou Dashu to Jieyang Big Tree. This loan was made prior to our acquisition of control of Jieyang Big Tree.

         o an increase of $1,081,907 in property and equipment, net of accumulated depreciation of $226,250. This increase is attributable to the recent acquisitions of CDI Wanda, CDI Magnesium, and Jieyang Big Tree which represent increases of $985,800, $3,100 and $100,000 respectively. These increases were offset by decreases of $4,050, $2,523, and $420 in Lang Chemical, Chang Magnesium and China Direct Consulting, respectively, which reflect reductions in the carrying value as a result of depreciation.

         o an increase of $66,666 in property use rights, net of accumulated amortization. In connection with the acquisition of CDI Magnesium, the Company acquired property use rights valued at $66,666, whereby the Company has rights to use certain properties until February 12, 2010. The Company will begin amortizing this property use right over the three years beginning April 1, 2007.

         These increases were offset by the following:

         o a decrease in notes receivable of $897,366. At March 31, 2007 we reflect notes receivable of $44,751 as opposed to $942,117 at December 31, 2006. At March 31, 2007 our notes receivable reflect $44,751 due to Lang Chemical. At December 31, 2006 we reflected a note receivable of $942,117 due to Lang Chemical from Shanghai Wujin Chemical Co., Ltd. This note was related to the purchase of raw materials from Lang Chemical; and was satisfied in the three months ended March 31, 2007.

         o a decrease of $201,414 in total investment in trading/marketable securities held for sale. This decrease is due to the following;

                  o an increase of $2,191,400 in investment in marketable securities, held for sale. Investment in marketable securities, held for sale represents the value of securities held by China Direct Consulting which are restricted from sale. $1,445,400 of the increase is related to marketable securities received during the three months ended March 31, 2007 and $746,000 is related to the change in the value of marketable securities held at December 31, 2006. This represents the value of marketable securities held by China Direct Consulting at March 31, 2007 which were received as compensation for services rendered. This asset represents securities of Linkwell Corporation (OTCBB:
LWLL), Dragon International Group Corp. (OTCBB: DRGG), Sunwin International Neutraceuticals, Inc. (OTCBB: SUWN) and Sense Holdings, Inc. (OTCBB: SEHO), all of which have fairly liquid trading markets. However, as these shares are all traded in the over the counter market which is generally not considered as liquid a market as an exchange such as NASDAQ, we may be unable to liquidate these securities at their current carrying value at such time as we are able to sell the securities,

                  o an increase of $85,400 in investment in marketable securities, held for sale-related party. This amount consists of securities of Dragon Capital Group Corp., a related party, received as compensation for services. $340,000 of the increase is related to marketable securities received during the three months ended March 31, 2007, which was offset by a decrease of $254,600 in the value of marketable securities held at March 31, 2007 from the carrying value at December 31, 2006. These securities were issued to us by a related party which is a non reporting company whose securities are quoted on the Pink Sheets. Under Federal securities laws these securities cannot be readily resold by us generally absent a registration of those securities under the Securities Act of 1933. Dragon Capital Group Corp., the related party, does not intend to register the securities. Accordingly, while under generally accepted accounting principles we are required to reflect the fair value of these securities on our consolidated balance sheet, they are not readily convertible into cash and we may never realize the carrying value of these securities.

                  o a decrease of $2,166,603 in investment in trading securities. At March 31, 2007 all securities are reflected as investment in marketable securities, held for sale, and investment in marketable securities, held for sale-related party.

                  o a decrease of $311,611 in investment in trading securities-related party. At March 31, 2007 all securities are reflected as investment in marketable securities, held for sale, and investment in marketable securities, held for sale-related party.

         o a decrease of $2,780,544 in inventory. The decrease at March 31, 2007 is primarily attributable to a reduction in inventory of approximately $3,066,000 at Chang Magnesium as a result of increased sales.

         o a decrease of $98,820 in prepaid expenses-long term. At March 31, 2007 we reflect prepaid expenses-long term of $222,728 as compared to $321,548 at December 31, 2006. This represents prepaid expenses related to China Direct Consulting which represents the fair value of securities received as compensation which were assigned to our executive officers, as described above which will be recognized 12 months beyond the date of our consolidated balance sheet, and

         o a decrease of $447,713 in restricted cash. During the first quarter of fiscal 2007 Lang Chemical satisfied a loan receivable with a bank for which it had a corresponding deposit of restricted cash. Upon satisfaction of the loan the cash was released.

         As a result of the foregoing, our total assets increased $9,827,598 at March 31, 2007 from December 31, 2006. Of the total assets of $30,663,003 at March 31, 2007, $7,336,348 relate to China Direct which included China Direct Consulting, CDI Shanghai Management and its wholly owned subsidiary Capital One, $17,530,830 relate to Chang Magnesium, $3,577,439 relate to Lang Chemical, $446,314 relate to Jieyang Big Tree, $166,666 relate to CDI Magnesium, and $1,605,406 related to CDI Wanda. China Direct assets primarily consist of cash of $3,002,260, investments in marketable securities, held for sale of $2,191,400, and investment in marketable securities, held for sale-related party valued at $1,410,800, and accounts receivable of $37,175. Chang Magnesium assets are primarily cash of $2,010,573, inventory of $2,187,033, property plant and equipment, net of accumulated depreciation valued at $2,261,645, and accounts receivable valued at $4,435,051. Lang Chemical assets primarily consist of cash of $339,668, notes receivable of $44,751, accounts receivable of $1,618,494, prepaid expenses of $401,350, prepaid expenses of related party $462,908,, inventory of $243,005 and property and equipment, net of accumulated depreciation valued at $466,616.

         Our total liabilities at March 31, 2007 increased $6,026,300 from December 31, 2006. Principal changes in our total liabilities at March 31, 2007 from December 31, 2006 include the following:

         o an increase of $1,208,879 in accounts payable-related party which primarily represents amounts due by Chang Magnesium to Taiyuan YiWei Magnesium Industry Co., Ltd. for the purchase of raw materials.

         o an increase of $5,215,458 in advances from customers. Advances from customers increased to $6,132,222 at March 31, 2007 from $916,764 at December 31, 2006. Advances from customers represent amounts advanced to Chang Magnesium and Lang Chemical by its customers for product orders which have not yet been shipped. At March 31, 2007 this amount included $5,907,531 related to Chang Magnesium as compared to $605,000 at December 31, 2006, and $217,586 related to Lang Chemical as opposed to $311,000 at December 31, 2006. As well we have $7,105 related to CDI Wanda for which there was no amount reflected at December 31, 2006. These amounts will be reduced when the corresponding order is shipped.

         o an increase of $2,219,029 in other payables which is primarily attributable to:

                  o $1,255,306 at Chang Magnesium which includes $996,783 due Japan Material Industry Co., Ltd., a related party. As described earlier in this section, during the first quarter of fiscal 2007 this company advanced Chang Magnesium the funds which Chang Magnesium in turn advanced to Asia Magnesium Industry Co., Ltd. There are no written agreements related to this advance to Chang Magnesium which we deem to be an interest free advance, due upon demand. Other payables related to Chang Magnesium includes $258,523 due a third party customer as a refund on an advance from a customer;

                  o $890,493 at CDI Wanda which includes $344,821 of VAT tax payable and $528,331 due a contractor in connection with the construction of a fuel station; and

                  o $118,853 at Lang Chemical which represents a VAT tax payable.

         o an increase of $9,190 in income tax payable, and

         o an increase of $368,272 in liabilities in connection with acquisitions-related party as a result of the recent acquisitions of CDI Wanda, Jieyang Big Tree and CDI Magnesium. At March 31, 2007 our consolidated balance sheet reflected due to related party of $368,272 which represented amounts payable to our subsidiaries for paid in capital. Included in the amount is $268,272 worth of common stock due to Guihong Zheng and $100,000 reflects the value of common stock due to Wuliang Zhang, the 40% owner of CDI Magnesium. We agreed to issue the aggregate of 78,654 shares of our common stock, valued at $368,272, to the minority holders of these companies as consideration for our acquisition of a majority interest. At March 31 2007 we had yet to issue the shares.

         These increases were offset by the following:

         o a decrease of $1,141,050 in loans payable. Loans payable-short term decreased to $395,014 at March 31, 2007 as compared to $1,536,064 at December 31, 2006. At March 31, 2007 Lang Chemical had short term obligations to a bank totaling $136,646 due January 4, 2008 which is secured by Lang Chemical property. In addition, Lang Chemical has a loan payable to Shanghai WuJin Chemical Co., Ltd., a customer and client, in the amount of $193,776. This loan payable, in the form of a trade acceptance guaranteed by a financial institution in China, due on April 30, 2007, was for the purchase of finished goods for resale by Lang Chemical. This loan was satisfied on April 30, 2007. At March 31, 2007 CDI Wanda had short term obligations to a bank totaling $64,592 due August 3, 2007. The decrease in loans payable at March 31, 2007 from December 31, 2006 is primarily attributable to the satisfaction of loans during the period.

         o a decrease of $1,054,674 in accounts payable and accrued expenses. Accounts payable decreased to $3,462,680 at March 31, 2007 from $4,517,534 at December 31, 2006. At March 31, 2007 the $3,462,680 includes $142,678 due by our parent company and China Direct Consulting, $2,125,093 due by Chang Magnesium, $1,142,817 due by Lang Chemical, and $10,831 due by CDI Wanda. The decrease in accounts payable at March 31, 2007 from December 31, 2006 is primarily attributable to the satisfaction of accounts payable during the period.

         o a decrease of $140,893 in due to executive officers. At December 31, 2006 our consolidated balance sheet reflected due to executive officers of $140,893 which represented amounts advanced to us by Dr. Wang and Messrs. Siegel and Stein for working capital. These amounts were satisfied in the first quarter of 2007.

         o a decrease of $440,861 in deferred income tax payable. Deferred income tax will be due on deferred revenues when recognized. The recognition of these revenues, however, will not provide offsetting cash to us for the payment of these taxes. As a result of unrealized losses on investments in marketable securities, our deferred tax liability at March 31, 2007 is $0.

         o a decrease of $22,075 in long term debt which reflects the classification of $22,075 from long term debt to loans payable-short term as these amounts are due within 12 months, and

         o a decrease of $194,975 in deferred revenues-long term. At March 31, 2007 our consolidated balance sheet reflects deferred revenues-long term of $584,925 as compared to $779,900 at December 31, 2006. For the three months ended March 31, 2007 we realized $194,975 of the deferred revenues as reflected at December 31, 2006. Deferred revenues-long term reflects revenues of China Direct Consulting. Theses revenues are comprised of securities received as compensation which are being amortized over the term of the consulting agreement.

         At March 31, 2007 our total liabilities increased to $17,353,031 from $11,326,731 at December 31, 2006, an increase of $6,026,300 or approximately 53%. At March 31, 2007, $2,125,590 of our total liabilities are related to our parent company and China Direct Consulting and consist primarily of liabilities in connection with acquisitions of $368,272, deferred revenues short term of $1,364,825, income tax payable of $212,607, and accounts payable of $142,678. Liabilities related to Chang Magnesium at March 31, 2007 are $12,415,231 and consist primarily of accounts payable and accrued expenses of $2,125,093, accounts payable-related party of $2,755,759 which reflects accounts payable due to Taiyuan Yiwei Magnesium Industry Co. Ltd., a related party, advances from customers of $5,907,531 and income taxes payable of $371,543. At March 31, 2007 $1,835,136 of our total liabilities relate to Lang Chemical and primarily consist of accounts payable and accrued expenses of $1,142,817, loans payable-short term of $330,422, and advances from customers of $217,586. At March 31, 2007, $977,074 of our total liabilities relate to CDI Wanda and primarily consist of other payables of $890,493, loans payable-short term of $64,592, and accounts payable and accrued expenses of $10,831.

         At March 31, 2007 our consolidated balance sheet reflects a total minority interest of $4,935,370, of which $3,238,293 relates to Chang Magnesium, $178,848 relates to Jieyang Big Tree, $558,234 related to CDI Wanda, $893,329 relates to Lang Chemical and $66,666 relates to CDI Magnesium. The minority interest represents the equity of the minority shareholders' portion in the company's subsidiaries.

         For the three months ended March 31, 2007, our cash increased to $5,408,626 from $3,030,345 at December 31, 2006 an increase of $2,378,281 or approximately 78%. This increase consisted of $1,763,463 of total cash provided by operating activities, $55,835 of cash provided by financing activities, $506,231 of cash provided by investing activities, and the effect of prevailing exchange rate on cash of $52,752.

         Net cash provided by operating activities for the three months ended March 31, 2007 was $1,763,463 as compared to net cash used in operating activities of $(174,565) for the three months ended March 31, 2006, an increase of $1,938,028. For the three months ended March 31, 2007, our operating subsidiaries used cash in operating activities to primarily fund increases in inventory of $3,444,443 and advance from customers of $3,561,494, accounts payable-related party of $1,208,879, and other payable of $1,675,498. These increases were primarily offset by non-cash expenses totaling $704,056, a decrease of prepaid expenses of $4,705,222, and a decrease of accounts receivables of $3,337,203. For the three months ended March 31, 2006, we used cash in operating primarily to fund increases in deferred revenue of $1,007,325, deferred income tax of $397,575, accounts payable and accrued expenses of $17,044. These increases were primarily offset by non-cash expenses totaling $672,416, income tax payable of $350,134, and prepaid expenses of $730,208.

         Net cash provided by investing activities was $506,231 for the three months ended March 31, 2007 as compared to net cash used in investing activities of $(3,171) the three months ended March 31, 2006, an increase of $509,402. This change is primarily attributable to an increase of $125,638 received from the sale of marketable securities, $55,777 of cash acquired in acquisitions which was offset primarily by a decrease of $447,713 in restricted cash as well as a decrease of $897,366 in notes receivable, an increase of $996,783 in amounts due from a related party and the purchase of $23,480 in property and equipment.

         Net cash provided by financing activities for the three months ended March 31, 2007 was $55,835 as compared to $172,176 for the three months ended March 31, 2006, a decrease of $116,341. This decrease includes repayment of loans payable of $1,228,272 related to Lang Chemical and the repayment of advances in the amount of $140,893 made by our executive officers. These decreases were offset by $1,425,000 of proceeds from exercises of warrants and/or options.

         Our capital commitments for fiscal 2007 include capital to construct a manufacturing facility for our Lang Chemical segment. The anticipated cost of completing this facility is approximately $3,000,000 and we will need to secure additional working capital to complete construction of the facility. We also desire to expand our capabilities to create an additional manufacturing facility for our subsidiary, Chang Magnesium, which is expected to cost between $3,400,000 and $3,600,000. In addition, Chang Magnesium has the option to invest up to $3,650,000 to construct an additional manufacturing facility. We will need to secure investment capital to commit resources to these projects. In addition, we have certain other obligations for fiscal 2007 which include:

         o At March 31, 2007 Lang Chemical had short term obligations to a bank totaling $136,646 due January 4, 2008 which is secured by Lang Chemical property. In addition, Lang Chemical has a loan payable to Shanghai WuJin Chemical Co., Ltd., a customer and client, in the amount of $193,776. This loan payable, in the form of a trade acceptance guaranteed by a financial institution in China, was on April 30, 2007, was for the purchase of finished goods for resale by Lang Chemical. This amount was satisfied on April 30, 2007. At March 31, 2007 CDI Wanda had short term obligations to a bank totaling $64,592 due August 3, 2007. We intend to satisfy these obligations from cash on hand;

         o Under the terms of various agreements related to our operating subsidiaries we have agreed to provide capital up to $3,170,000, including $1,250,000 to Chang Magnesium, $820,000 to CDI Wanda, $1,000,000 to Jieyang Big Tree (subject to the satisfaction of certain milestones) and $100,000 to CDI Magnesium. These commitments will be satisfied either from our working capital or cash generated by operations; and

         o pursuant to a joint venture agreement entered on April 24, 2007, Jinan has the option to contribute capital to acquire an ownership interest in a new entity to be created by Guangdong Qingyuan Changxin Waste Material Renewable Processing Co., Ltd. Under the terms of the agreement Jinan has the right to invest up to $1,310,000 to acquire a 51% equity ownership of the new entity to be formed. As of the date of this report Jinan has not conducted an analysis of the investment and has not made the determination to exercise its option.

         While we have recently sold securities which provide us with additional working capital, in order to satisfy these obligations, fund our existing operations and fully pursue the expansion of our business plan, we will be required to raise additional working capital. As described elsewhere herein, during the first quarter of fiscal 2007 we engaged Roth Capital Partners as our exclusive investment banker to provide assistance to us at such time as we seek to enter the capital markets. While we would prefer to raise capital through the sale of equity, we could also engage in a debt offering. If we raise additional working capital through the issuance of equity securities, existing stockholders will in all likelihood experience significant dilution. If we raise additional working capital through the issuance of debt, our interest expense will increase and adversely affect our ability to report profitable operations in future periods. Furthermore, notwithstanding the engagement of a banking firm, we may not be able to obtain additional financing when needed or on terms favorable to us. Since we have no commitment for additional capital, we cannot guarantee that we will be successful in securing such additional funds. If we are unable to generate sufficient cash when and as needed, we would not only be unable to fully implement our business model to expand our operations and acquire additional companies, but as well we could be unable to satisfy our current obligations and operating expenses. In this event, we could be forced to curtain our plans to acquire additional companies and be required to restructure our obligations for capital contributions to these majority owned subsidiaries. Without the additional capital, those companies will be unable to expand their existing operations, in the case of Lang Chemical, CDI Wanda and Chang Magnesium, or otherwise operate, in the cases of Jieyang Big Tree and CDI Magnesium. Any inability on our part to raise capital during fiscal 2007 as needed, will be materially adverse to our results of operations and liquidity.

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

         We record property and equipment at cost. Depreciation and amortization are provided using the straight-line method over the estimated economic lives of the assets, which are from five to forty years. Expenditures for major renewals and improvements which extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. We review the carrying value of long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is measured by a comparison of its carrying amount to the undiscounted cash flows that the asset or asset group is expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the property, if any, exceeds its fair market value.

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

         As mentioned above, the Company receives securities which include stock purchase warrants and common and preferred stock from companies as part of its compensation for services. These securities are stated at fair value in accordance with SFAS #115 "Accounting for certain investments in debt and equity securities" and EITF 00-8 "Accounting by a grantee for an equity instrument to be received in conjunction with providing goods or services". Primarily all of the securities are received from small public companies. The stock and the stock purchase warrants received are typically restricted as to resale. The policy of China Direct Consulting is to sell securities it receives as compensation rather than hold on to these securities as long term investments, regardless of market conditions in an effort to satisfy our current obligations. The Company recognizes revenue for such common stock based on the fair value at the time common stock is granted and for stock purchase warrants based on the Black-Scholes valuation model. Unrealized gains or losses are recognized in the consolidated statement of operations on a monthly basis based on changes in the fair value of the security as quoted on national or inter-dealer stock exchanges. Unrealized gains or losses on marketable securities held for sale-related party are recognized as an element of comprehensive income in our consolidated statement of operations on a monthly basis based on changes in the fair value of the security as quoted on national or inter dealer stock exchanges.

         Net unrealized (loss) or gains related to investments in trading securities for the three months ended March 31, 2007 and 2006 are $ 0 and $411,675, respectively. Net realized (loss) or gain related to investments in marketable securities for the three months ended March 31, 2007 and 2006 are $(15,973) and $0, respectively.

         Unrealized (loss) or gains on marketable securities held for sale-related party, net of tax for the three months ended March 31, 2007 and March 31, 2006 were $(948,997) and $1,141,560 respectively.

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

         A significant portion of the services China Direct Consulting provides are paid in shares and other equity instruments issued by our clients. These instruments are classified as marketable securities on the consolidated balance sheet, if still held at the financial reporting date. These instruments are stated at fair value in accordance with the provision of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS No.115) and EITF 00-8 "Accounting by a grantee for an equity instrument to be received in conjunction with providing goods or services". Primarily all of the equity instruments are received from small public companies.

         The securities received, whether in the form of stock, or stock purchase warrants, are typically restricted as to resale. The policy of China Direct Consulting is to sell securities it receives as compensation rather than hold on to these securities as long term investments, regardless of market conditions in an effort to satisfy our current obligations. China Direct Consulting recognizes revenue for such stock purchase warrants when received based on the Black-Scholes valuation model. China Direct Consulting recognizes unrealized gains or losses in the consolidated statement of operations based on fluctuations in value of the stock purchase warrants as determined by the Black-Scholes valuation model. Realized gains or losses are recognized in the consolidated statement of operations when the related stock purchase warrant is exercised and sold. China Direct Consulting recognized revenues amounting to $2,109,130 and $206,415 for three months ended March 31, 2007 and 2006, respectively, of which $1,572,925 and $91,575 were in connection with the receipt of equity instruments for the three months ended March 31, 2007 and 2006 respectively. Furthermore of these amounts, Dragon Capital Group Corp., a related party comprised $440,000 and $0 of our revenue in connection with the receipt of equity instruments for three months ended March 31, 2007 and 2006, respectively.

                                                March 31, 2007    March 31, 2006
                                                --------------    --------------

Cash .....................................        $  536,205        $   14,840
Cash-related party .......................                 -           100,000
                                                  ----------        ----------
Total Cash ...............................        $  536,205        $  114,840

Securities ...............................        $1,132,925        $   91,575
Securities-related party .................           440,000                 -
                                                  ----------        ----------
Total Securities .........................        $1,572,925        $   91,575

                                                  ----------        ----------
Total China Direct Consulting Revenues ...        $2,109,130        $  206,415
                                                  ==========        ==========

         Additionally, the Company has deferred revenues of $1,364,825 in connection with the receipt of securities at March 31, 2007. The fees due under the contracts with our consulting clients are amortized over the term of the agreement. Our consolidated balance sheet at March 31, 2007 appearing elsewhere herein reflects both deferred revenues short term, which will be recognized during the next twelve months, and deferred revenues - long term which will be recognized beyond the twelve month period. China Direct Consulting will record $779,900 of deferred revenue for the period ended March 31, 2008. This amount includes the following; securities of Sunwin International Neutraceuticals, Inc. valued at $186,300, securities of Dragon International Group Corp. valued at $311,600, and securities of Linkwell Corp. valued at $282,000. $584,925 will be realized again in the year ended December 31, 2008 as the securities are recognized as revenues in accordance with the term of the agreements.

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

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

         On May 8, 2007 we entered into a amended agreement related to our acquistion of 51% of CDI Wanda in February 2007. The revised terms provide that we are tendering $511,458 on or before April 30, 2007 to acquire a 51% majority interst in CDI Wanda. As well in the future should CDI China permit other shareholders to contribute capital to CDI Wanda; CDI China shall have the option to contribute capital and/or acquire additional interest from other shareholders to maintain its 51% majority interest in CDI Wanda. In the aggregate CDI China shall not issue in excess of 337,500 shares of common stock valued at $4.00 per share on February 6, 2007, as mutually agreed upon by and among the parties to the agreement in February 2007, and shall not contribute in excess of $1,350,000, inclusive of the $511,458 capital commitment due on or before April 30, 2007, to maintain its 51% majority stake in CDI Wanda.

         On May 8, 2007 we entered into a amended agreement related to our acquistion of 60% of Jieyang Big Tree in February 2007. The revised terms provide that we are tendering $268,272 worth of commons tock valued at $5.00 per share on January 30, 2007, as mutually agreed upon by and amongst the parties to the agreement to acquire a 60% majority interst in Jieyang Big Tree from exisitng sharehodlers. As well in the future should CDI China permit other shareholders to contribute capital to Jieyang Big Tree; CDI China shall have the option to contribute capital and/or acquire additional interest from other shareholders to maintain its 60% majority interest in Jieyang Big Tree. In the aggregate CDI China shall not issue in excess of 240,000 shares of common stock valued at $5.00 per share on January 30, 2007, as mutually agreed upon by and among the parties to the agreement, and shall not contribute in excess of $1,000,000, to maintain its 60% majority stake in Jieyang Big Tree.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

10.1 CDI China, Inc. Jinan Alternative Energy Group Corp. CDI Wanda New Energy Co., Ltd. Amedment Agreement effective May 8, 2007
10.2 CDI China, Inc. Big Tree Group Corp. Jieyang Big Tree Toy Enterprise Co., Ltd. Amedment Agreement effective May 8, 2007
31.1     Rule 13a-14(a)/15d-14(a) certification of CEO
31.2     Rule 13a-14(a)/15d-14(a) certificate of principal accounting officer
32.1     Section 1350 certification of CEO
32.2     Section 1350 certification of principal accounting officer

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused his report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    China Direct, Inc.

May 9, 2007                         By: /s/ Yuejian (James) Wang
                                        ------------------------
                                    Yuejian (James) Wang, CEO,
                                    principal executive officer


                                    By: /s/ Yi (Jenny) Liu
                                        ------------------
                                    Yi (Jenny) Liu, Vice President, Finance,
                                    principal accounting and financial officer