Form 10QSB
period 2007-06-30
China Direct, Inc
filed 2007-08-08
CIK 1088787

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly report ended June 30, 2007

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT

              For the transition period from ________ to _________

                        Commission File Number: 000-26415

                               CHINA DIRECT, INC.
                               ------------------
          (Exact name of small business issuer as specified in charter)

                 Florida                              13-3876100
                 -------                              ----------
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

                       APPLICABLE ONLY TO COPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: At August 8, 2007 there were 16,327,933 shares of common stock were issued and outstanding.

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

         When used in this report the terms "China Direct", "we", "us" or "our" refers to China Direct, Inc., a Florida corporation formerly known as Evolve One, Inc., and its subsidiaries. Other terms used in this report include:

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

o "Luma Logistic" means Luma Logistic (Shanghai) Co., Ltd., a Chinese limited liability company, and a majority owned subsidiary of CDI China,

o "Big Tree" means Big Tree Group Corp., a Florida corporation, and a majority owned subsidiary of CDI China,

o "Jieyang Big Tree" means Jieyang Big Tree Toy Enterprise Co., Ltd, a Chinese limited liability company, and a wholly owned subsidiary of Big Tree,

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

o "Capital One Resource" means Capital One Resource Co., Ltd., a Brunei corporation, and a wholly owned subsidiary of CDI Shanghai Management,

o "Excel Rise" means Excel Rise Technology Co., Ltd., a Brunei corporation, and a wholly owned subsidiary of Chang Magnesium,

o "Asia Magnesium" means Asia Magnesium Co., Ltd., a Hong Kong company and a wholly owned subsidiary of Capital One Resource., and

o "Jinwei Magnesium" means Shangxi Gu Country Jinwei Magnesium Corp., Ltd., a Chinese limited liability company, and a majority owned subsidiary of Asia Magnesium

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                     CHINA DIRECT, INC. AND SUBSIDIARIES
                                         CONSOLIDATED BALANCE SHEET
                                                June 30, 2007
                                                 (Unaudited)
                                                   ASSETS
Current Assets:
  Cash and cash equivalents ............................................................       $  8,132,795
  Notes receivable .....................................................................            192,031
  Investment in marketable securities held for sale ....................................          3,060,463
  Investment in marketable securities held for sale-related party ......................          1,511,340
  Accounts receivable, net of allowance for doubtful accounts $8,485 ...................         10,250,851
  Inventories ..........................................................................          1,634,963
  Prepaid expenses and other assets ....................................................          6,003,756
  Prepaid expenses-related party .......................................................            418,875
  Other receivables ....................................................................            683,451
  Due from related parties .............................................................          1,434,946
                                                                                               ------------
     Total current assets ..............................................................         33,323,471

Property, plant and equipment, net of accumulated depreciation of $292,239 .............          3,577,621
Prepaid expenses .......................................................................            295,776
Property use rights, net ...............................................................             66,666
                                                                                               ------------

     Total assets ......................................................................       $ 37,263,534
                                                                                               ============

                                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Loan payable-short term ..............................................................       $    167,540
  Accounts payable and accrued expenses ................................................          5,229,225
  Accounts payable-related party .......................................................          4,692,308
  Liabilities in connection with acquisitions-related party ............................            368,272
  Advances from customers ..............................................................          3,395,088
  Deferred revenues-short term .........................................................          1,311,635
  Other payables .......................................................................          3,166,027
  Income tax payable ...................................................................            528,099
  Due to related parties ...............................................................             17,336
                                                                                               ------------
    Total current liabilities ..........................................................         18,875,530

Deferred revenues-long term ............................................................            248,950

Minority interest ......................................................................          5,612,124

Stockholders' Equity:

  Preferred Stock: $.0001 par value, 10,000,000 authoirzed, no shares
   issued and outstanding ..............................................................                  -
  Common Stock; $.0001 par value, 1,000,000,000 authorized, 14,900,433
   issued and outstanding ..............................................................              1,490
  Additional paid-in capital ...........................................................          8,232,472
  Deferred compensation ................................................................           (140,920)
  Accumulated comprehensive loss .......................................................           (334,878)
  Retained earnings ....................................................................          4,768,766
                                                                                               ------------

     Total stockholders' equity ........................................................         12,526,930
                                                                                               ------------

     Total liabilities and stockholders' equity ........................................       $ 37,263,534
                                                                                               ============

                          See notes to unaudited consolidated financial statements

                                                     -4-

                                             CHINA DIRECT, INC. AND SUBSIDIARIES
                                            CONSOLIDATED STATEMENTS OF OPERATIONS
                                                         (Unaudited)
                                                                   For the Three Months             For the Six Months
                                                                      Ended June 30,                  Ended June 30,
                                                                   2007            2006            2007            2006
                                                               ------------    ------------    ------------    ------------
Revenues ...................................................   $ 40,012,970    $    135,417    $ 70,511,910    $    241,832
Revenues-related party .....................................        440,000          45,000         880,000         145,000
                                                               ------------    ------------    ------------    ------------
     Total revenues ........................................     40,452,970         180,417      71,391,910         386,832

Cost of revenues ...........................................     36,742,381         133,534      64,209,395         148,794
                                                               ------------    ------------    ------------    ------------

Gross profit ...............................................      3,710,589          46,883       7,182,515         238,038

Operating expenses:
     Selling, general, and administrative ..................        847,417         503,648       1,684,926         842,088
     Selling, general, and administrative-related party ....              -           5,552               -          11,252
                                                               ------------    ------------    ------------    ------------

     Total operating expenses ..............................        847,417         509,200       1,684,926         853,340
                                                               ------------    ------------    ------------    ------------

     Operating income (loss) ...............................      2,863,172        (462,317)      5,497,589        (615,302)

Other income (expense):
Other income ...............................................        371,433               -         381,369               -
Interest income ............................................         41,855               -          71,021               -
Unrealized gain (loss) on trading securities ...............              -        (138,175)              -         273,500
Realized gain on sale of marketable securities .............        206,236               -         206,236          43,345
Realized loss on sale of marketable securities-related party        (16,041)              -         (32,014)              -
                                                               ------------    ------------    ------------    ------------

Net income (loss) before income taxes ......................      3,466,655        (600,492)      6,124,201        (298,457)

Income taxes (expenses) benefits ...........................       (522,159)        237,795        (754,731)        118,189
                                                               ------------    ------------    ------------    ------------

Net income before minority interest ........................      2,944,496        (362,697)      5,369,470        (180,268)

Minority interest in income of subsidiary ..................       (676,754)              -      (1,230,859)              -

Net income (loss) ..........................................   $  2,267,742    $   (362,697)   $  4,138,611    $   (180,268)
                                                               ------------    ------------    ------------    ------------

Foreign currency translation gain ..........................        167,891               -         248,049               -
                                                               ------------    ------------    ------------    ------------
Unrealized gain (loss) on marketable securities held .......              -               -               -               -
for sale, net of income taxes ..............................         48,315               -        (559,224)              -
                                                               ------------    ------------    ------------    ------------
Unrealized gain (loss) on marketable securities held .......              -               -               -               -
for sale-related party, net of income taxes ................       (214,624)        253,680        (556,082)      1,395,240
                                                               ------------    ------------    ------------    ------------

Comprehensive income (loss) ................................   $  2,269,324    $   (109,017)   $  3,271,354    $  1,214,972
                                                               ============    ============    ============    ============

Basic earnings (loss) per common share .....................   $       0.16    $      (0.04)   $       0.31    $      (0.02)
                                                               ============    ============    ============    ============

Diluted earnings (loss) per common share ...................   $       0.15    $      (0.04)   $       0.27    $      (0.02)
                                                               ============    ============    ============    ============

Basic weighted average common shares outstanding ...........     13,882,955      10,000,000      13,464,666      10,000,000
                                                               ============    ============    ============    ============

Diluted weighted average common shares outstanding .........     15,380,420      10,000,000      15,174,110      10,000,000
                                                               ============    ============    ============    ============

                                  See notes to unaudited consolidated financial statements

                                                             -5-

                                    CHINA DIRECT , INC. AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (Unaudited)
                                                                                     For the Six Months
                                                                                        Ended June 30,
                                                                                     2007           2006
                                                                                 -----------    -----------
Cash flows from operating activities:
Net income (loss) ............................................................   $ 4,138,611    $  (180,268)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
  Depreciation ...............................................................       122,810          1,918
  Bad debt recovery ..........................................................      (102,126)             -
  Stock based compensation ...................................................       196,010              -
  Realized gain on investment in marketable securities .......................      (206,236)       (43,345)
  Realized loss on investment in marketable securities-related party .........        32,014              -
  Unrealized (gain) on investment in trading securities ......................             -       (273,500)
  Fair value of shares received for services .................................    (3,171,500)    (1,098,900)
  Fair value of warrants received for services ...............................      (103,950)             -
  Fair value of investments assigned to employees and consultants for services             -        837,200
  Fair value of options issued to consultants ................................             -        324,050
  Minority interest ..........................................................     1,230,859              -
Changes in operating assets and liabilities:
  Prepaid expenses ...........................................................    (3,506,535)      (667,642)
  Prepaid expenses-related party .............................................      (418,875)             -
  Inventories ................................................................     4,523,227              -
  Accounts receivable ........................................................    (7,455,735)             -
  Other receivables ..........................................................      (683,451)             -
  Accounts payable and accrued expenses ......................................       697,606          5,056
  Accounts payable-related party .............................................     3,145,428              -
  Advance from customers .....................................................       824,360              -
  Other payables .............................................................     2,940,552              -
  Deferred revenues ..........................................................           785        915,750
  Deferred income tax ........................................................        12,929       (232,647)
  Income tax payable .........................................................       (71,600)        59,458
                                                                                 -----------    -----------

Net cash provided by (used in) operating activities ..........................     2,145,183       (352,870)
                                                                                 -----------    -----------

Cash flows from investing activities:
  Due from related parties ...................................................      (996,525)             -
  Cash acquired in acquisition ...............................................        55,777              -
  Decrease in notes receivable ...............................................       750,086              -
  Decrease in restricted cash ................................................       447,713              -
  Proceeds from the sale of marketable securities ............................     1,192,487        115,345
  Purchases of property, plant and equipment .................................      (152,273)        (4,008)
                                                                                 -----------    -----------

Net cash provided by investing activities ....................................     1,297,265        111,337
                                                                                 -----------    -----------

Cash flows from financing activities:
  Repayment of loans payable .................................................    (1,455,746)             -
  Proceeds from advances from related parties ................................        17,336          8,637
  Repayments of advances to customers ........................................      (140,893)             -
  Capital contributed by officers ............................................             -        259,061
  Proceeds from exercises of warrants/options ................................     3,062,500              -
                                                                                 -----------    -----------

Net cash provided by financing activities ....................................     1,483,197        267,698
                                                                                 -----------    -----------

EFFECT OF EXCHANGE RATE ON CASH ..............................................       176,805              -

Net increase in cash .........................................................     5,102,450         26,165

Cash, beginning of year ......................................................     3,030,345         39,983
                                                                                 -----------    -----------

Cash, end of period ..........................................................   $ 8,132,795    $    66,148
                                                                                 ===========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid for taxes .....................................................   $   476,995    $    55,000
                                                                                 ===========    ===========

     Cash paid for interest ..................................................   $     5,036    $         -
                                                                                 ===========    ===========

                          See notes to unaudited consolidated financial statements

                                                     -6-

                       CHINA DIRECT, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

THE COMPANY

China Direct, Inc., a Florida corporation formerly known as Evolve One, Inc., and its subsidiaries are referred to in this report as the "Company", or "China Direct". China Direct Investments, Inc., a Florida corporation and a wholly owned subsidiary of China Direct, Inc. is referred to in this report as "China Direct Consulting". CDI China, Inc., a Florida corporation and a wholly owned subsidiary of China Direct, Inc. is referred to in this report as "CDI China".

Evolve One, Inc. ("Evolve One"), a Delaware corporation, acquired 100% of China Direct Consulting on August 16, 2006 (the "Transaction") in exchange for 10,000,000 shares of Evolve One common stock, after which the shareholders of China Direct Consulting owned approximately 95% of the existing shares of Evolve One. As a result of the Transaction, China Direct Consulting became a wholly owned subsidiary of Evolve One. For financial accounting purposes, the Transaction was treated as a recapitalization of Evolve One with the former stockholders of Evolve One retaining approximately 5% of the outstanding stock. This Transaction has been accounted for as a reverse acquisition under the purchase method for business combinations, and accordingly the Transaction has been treated as a recapitalization of China Direct Consulting, with China Direct Consulting as the acquirer. The shares issued in the Transaction are treated as being issued for cash and are shown as outstanding for all periods presented in the same manner as for a stock split. In September 2006 Evolve One changed its name to China Direct, Inc. On June 21, 2007, the Company filed a Certificate of Domestication with the Florida Department of State, resulting in a change of domicile from the state of Delaware to the state of Florida.

China Direct is a diversified management and consulting company.

Our purpose is twofold; (i) offer turn key consulting services to Chinese entities and (ii) acquire controlling interests in entities operating within the Chinese economy. China Direct seeks to provide an infrastructure for development.

China Direct operates two wholly owned entities; China Direct Consulting and CDI China. China Direct Consulting serves as a full service consulting and advisory firm offering a suite of services.

CDI China operates as a management company for Chinese entities. CDI China seeks to acquire a controlling interest in entities operating in China. We adhere to PRC rules and regulations governing foreign investment and obtain all relevant and necessary governmental approvals. Our predominant method of acquiring Chinese entities is by infusing cash consideration to increase a Chinese domestic company's registered capital on the basis of an appraisal of assets. This infusion of capital serves to create a new foreign invested entity ("FIE") in which our equity ownership percentage is represented by our percentage of contribution to the total registered capital amount.

CDI China was incorporated under the laws of the State of Florida on August 25, 2006. CDI China was created to acquire a controlling interest in a variety of Chinese entities engaged in operations which we believe will benefit from the continued growth of the Chinese economy. Examples of industries in which we will focus our efforts include manufacturing, technology, mining, healthcare, packaging, as well as companies involved in importing and exporting activities. On October 25, 2006, we entered into an agreement to contribute $701,250 to increase the registered capital of Shanghai Lang Chemical Co., Ltd. ("Lang Chemical") to $1,400,418. As a result, CDI China holds a 51% majority interest in the restructured Lang Chemical. Lang Chemical is a distributor of industrial grade synthetic chemicals within China.

                       CHINA DIRECT, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS (CONTINUED)

THE COMPANY (CONTINUED)

On December 22, 2006 we entered into an agreement to contribute $2,550,000 to increase the registered capital of Chang Magnesium Co., Ltd. ("Chang Magnesium") to $5,471,162. As a result, CDI China holds a 51% majority interest in the restructured Chang Magnesium. Chang Magnesium was formed to operate a newly constructed magnesium plant that will process and manufacture a variety of magnesium products, including magnesium powder, magnesium scrap, and various grades of magnesium slabs. Taiyuan Changxin YiWei Trading Co., Ltd., ("Changxin Trading") is a wholly owned subsidiary of Chang Magnesium. In February 2007 Chang Magnesium formed a new entity, Excel Rise Technology Co., Ltd., a Brunei corporation, as a wholly owned subsidiary ("Excel Rise"). Excel Rise will seek to operate as an exporter of magnesium products; primary exports will include various forms of magnesium including but not limited to magnesium powder, magnesium scrap, and various grades of ordinary magnesium slabs.

In October 2006, we formed a new entity, Luma Logistic (Shanghai) Co., Ltd., ("Luma Logistic") a Chinese limited liability company, as a 60% majority owned subsidiary of CDI China. Luma Logistic intended to operate in two business segments; logistics management and as a commodity wholesaler. Luma Logistic had no operations for the six months ended June 30, 2007 and was subsequently dissolved in July, 2007.

In November 2006 we formed a new entity, CDI (Shanghai) Management Co., Ltd., ("CDI Shanghai Management") as a wholly owned subsidiary of CDI China. CDI Shanghai Management will provide an operational infrastructure to subsidiaries of CDI China, as well as providing consulting services to Chinese entities in regards to mergers and acquisitions, business development, and financial management. CDI Shanghai Management will supervise and monitor the operations of the CDI China subsidiaries based in China. CDI Shanghai Management commenced operations in January 2007. On February 17, 2007, CDI Shanghai Management created Capital One Resource Co., Ltd., a Brunei corporation, as a wholly owned subsidiary ("Capital One Resource"). Capital One Resource provides consulting services to entities doing business in China.

In November 2006, Big Tree Group Corp. ("Big Tree"), a Florida corporation, formed a new entity Jieyang Big Tree Toy Enterprise Co., Ltd, a Chinese limited liability company, as a wholly owned subsidiary of Big Tree ("Jieyang Big Tree").

                       CHINA DIRECT, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS (CONTINUED)

THE COMPANY (CONTINUED)

On February 12, 2007, and as amended on May 8, 2007, CDI China acquired a 60% interest in Big Tree, in exchange for 53,654 shares of our common stock valued at $268,272. The fair value of the common stock is based on the value of the common stock of $5.00 per share on January 30, 2007. The $268,272 worth of common stock is reflected in liabilities in connection with acquisitions-related party in our consolidated balance sheet as of June 30, 2007. As a result, Big Tree is a majority owned subsidiary of CDI China. Big Tree and its wholly owned subsidiary, Jieyang Big Tree, will seek to be a reseller and distributor of toys and related entertainment products within China. Neither Big Tree nor Jieyang Big Tree had any operations for the period of February 12, 2007, the date of acquisition, through June 30, 2007. Under the terms of the agreement, we agreed to make capital infusions in the aggregate of $1,000,000 to Jieyang Big Tree between March 31, 2007 and October 31, 2007, provided that Big Tree meets the following benchmarks: revenues of $12.5 million and net income of $625,000 for the six month period ended June 30, 2007; and revenues of $18.75 million and net income of $937,500 for the nine months ended September 30, 2007. If made, it is expected the additional investment capital will be advanced in the form of a loan, 12% per annum, secured by the 53,654 shares of the our common stock issued in the transaction. As of June 30, 2007, Big Tree has not satisfied the conditions necessary to receive the additional investment capital. We anticipate that Jieyang Big Tree will commence operations in September 2007. SEE NOTE 6-ACQUISITIONS.

On February 12, 2007 CDI China acquired a 60% majority interest in CDI Magnesium Co., Ltd., a Brunei corporation ("CDI Magnesium"), in exchange for 25,000 shares of our common stock valued at $100,000. The fair value of the common stock is based on the value of the common stock of $4.00 per share on February 6, 2007. The $100,000 worth of common stock is reflected in liabilities in connection with acquisitions-related party in our consolidated balance sheet as of June 30, 2007. CDI Magnesium was formed to eventually operate a newly constructed magnesium plant in Taiyuan, China. It is expected that the plant will process and manufacture a variety of magnesium alloy by-products. CDI Magnesium had no operations operations for the period of February 12, 2007, the date of acquisition, through June 30, 2007. CDI Magnesium expects to commence operations at the plant in January 2008, until operations commence at the new magnesium plant, CDI Magnesium intends to operate as a trading company acting as an agent in the sale of magnesium commencing in September 2007. SEE NOTE 6- ACQUISITIONS.

Jinan Alternative Energy Group Corp. was incorporated in Florida as a wholly owned subsidiary of CDI China on January 18, 2007 as Wonderful Tech Group Inc. ("Jinan"). On February 7, 2007, Wonderful Tech Group Inc. changed its name to Jinan Alternative Energy Group Corp. On February 12, 2007 CDI China agreed to contribute $511,458 to increase the registered capital of Jinan Wanda Alternative Energy Co., Ltd., to $1,002,859 and form a new Chinese foreign invested entity Jinan Wanda New Energy Co., Ltd. As a result Jinan holds a 51% majority interest in Jinan Wanda New Energy Co., Ltd. On March 23, 2007 Jinan Wanda New Energy Co., Ltd. changed its name to CDI Wanda New Energy Co., Ltd. ("CDI Wanda"). In April 2007, CDI China contributed $511,458 of investment capital to CDI Wanda. CDI Wanda is located in Jinan, the capital city of Shandong Province. CDI Wanda is engaged in the alternative energy and recycling industry. CDI Wanda develops environmentally friendly recycling technological applications as well as ancillary services related to the operations of refineries. SEE NOTE 6- ACQUISITIONS.

                       CHINA DIRECT, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and the footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of recurring accruals, considered for a fair presentation have been included. Our year end is December 31, which is denoted herein as our "Fiscal" year. Operating results for the six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for Fiscal 2007. The consolidated statements include the accounts of the Company and its controlled entities, including its wholly owned and majority owned subsidiaries. All significant inter-company balances and transactions have been eliminated.

As previously stated, we closed the acquisition of a majority interest of CDI Wanda on February 12, 2007. Our consolidated statements of operations for the six months ended June 30, 2007 include the operations of CDI Wanda for the period of February 12, 2007, the date of acquisition, through June 30, 2007. In this section we refer to that period as the "CDI Wanda Reporting Period".

As previously stated we closed the acquisition of a majority interest of Big Tree on February 12, 2007. Our consolidated statements of operations did not include the operations of Jieyang Big Tree for the period of February 12, 2007, the date of acquisition, through June 30, 2007 as there were no operations.

As previously stated we closed the acquisition of a majority interest of CDI Magnesium on February 12, 2007. Our consolidated statements of operations did not include the operations of CDI Magnesium for the period of February 12, 2007, the date of acquisition, through June 30, 2007 as there were no operations.

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

                       CHINA DIRECT, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

CONCENTRATION OF CREDIT RISKS

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. The Company places its cash with high credit quality financial institutions in the United States and China. As of June 30, 2007, bank deposits in the United States exceeded federally insured limits by $3,716,395. At June 30, 2007, the Company had approximately $3,926,550 in China bank deposits, which cannot be insured. In China, there is no equivalent federal deposit insurance as in United States. The Company has not experienced any losses in such accounts through June 30, 2007.

At June 30, 2007, our bank deposits by geographic area are as follows:

         United States .................   $4,206,245
         China .........................    3,926,550
                                           ----------
         Total cash and cash equivalents   $8,132,795
                                           ==========

To reduce its risk, the Company periodically evaluates the credit quality of the financial institutions at which it holds deposits.

The Company categorizes securities as investment in marketable securities held for sale and investment in marketable securities held for sale-related party. One client, Dragon Capital Group Corp., a related party, accounted for all of our investment in marketable securities held for sale-related party at June 30, 2007 of $1,511,340. These securities were issued to us by Dragon Capital Group Corp., a related party, which is a non reporting company whose securities are quoted on the Pink Sheets. Under Federal securities laws these securities cannot be readily resold by us generally absent a registration of those securities under the Securities Act of 1933. Dragon Capital Group Corp., a related party, does not intend to register the securities. Accordingly, while under generally accepted accounting principles we are required to reflect the fair value of these securities on our consolidated balance sheet, they are not readily convertible into cash and we may never realize the carrying value of these securities.

We provide consulting services to Dragon Capital Group Corp., a related party. Mr. Lisheng (Lawrence) Wang, the CEO and Chairman of the Board of Dragon Capital Group Corp., is the brother of Dr. James Wang, our CEO and Chairman.

                       CHINA DIRECT, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Five clients accounted for the Company's investment in marketable securities held for sale of $3,060,463 held at June 30, 2007. These securities are comprised as follows;

                                            INVESTMENT IN MARKETABLE
                                            SECURITIES HELD FOR SALE
            NAME OF THE CLIENT                 AS OF JUNE 30, 2007    PERCENTAGE
------------------------------------------  ------------------------  ----------
Sense Holdings, Inc. .....................         $1,092,500             36%
Dragon International Group Corp. .........            861,363             28%
Linkwell Corporation .....................            653,175             21%
Sunwin International Neutraceuticals, Inc.            320,925             11%
MediaReady, Inc. .........................            132,500              4%
                                            ------------------------  ----------

                                                   $3,060,463            100%
                                            ========================  ==========

CUSTOMER CONCENTRATION

Our subsidiary, China Direct Consulting, provides consulting services pursuant to written agreements and receives securities as compensation for services rendered. Five of China Direct Consulting's clients accounted for approximately 78%, and one client, Dragon Capital Group Corp., a related party, accounted for approximately 19% of the total revenues of $4,585,203 for China Direct Consulting during the six months ended June 30, 2007.

                                              CONSULTING REVENUES
            NAME OF THE CLIENT                AS OF JUNE 30, 2007     PERCENTAGE
------------------------------------------  ------------------------  ----------
Dragon International Group Corp. .........           $997,133             22%
Sunwin International Neutraceuticals, Inc.            952,911             21%
Dragon Capital Group Corp. ...............            880,000             19%
Shanghai Qinpu Investment Co., Ltd. ......            580,000             13%
Linkwell Corporation .....................            564,000             12%
Sense Holdings, Inc. .....................            480,000             10%
Others ...................................            131,159              3%
                                            ------------------------  ----------

                                                   $4,585,203            100%
                                            ========================  ==========

China Direct Consulting seeks to minimize its customer concentration risk by diversifying its existing client base.

                       CHINA DIRECT, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

CUSTOMER CONCENTRATION (CONTINUED)

Accounts receivable net of allowance for doubtful accounts of $8,485 at June 30, 2007 was $10,250,851. Of this amount $6,500,096, $3,474,421, $228,333, and
$48,001 were associated with our Chang Magnesium, Lang Chemical, China Direct Consulting, and CDI Wanda subsidiaries respectively.

One client of Lang Chemical, GuiZhou Crystal Chemical Co., Ltd., accounted for $2,339,239 or approximately 67% of the total accounts receivable of $3,474,421 reflected for Lang Chemical at June 30, 2007.

Two clients accounted for $1,859,814 or approximately 29% of the total accounts receivable of $6,500,096 reflected for Chang Magnesium at June 30, 2007. These clients, XiaMen Trading Co., Ltd and TAK Trading Co., Ltd, represented $1,220,068 or approximately 19% and $639,746 or approximately 10%, respectively.

Dragon International Group Corp. accounted for the total amount of $228,333 of accounts receivable reflected for China Direct Consulting at June 30, 2007.

ACCOUNTS RECEIVABLE

Accounts receivable are reported at net realizable value. The Company has established an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, historical trends, and other information. Delinquent accounts are written off when it is determined that the amounts are uncollectible. At June 30, 2007, the allowance for doubtful accounts was $8,485.

INVENTORIES

Inventories, consisting of raw materials and finished goods related to the Company's products are stated at the lower of cost or market utilizing the weighted average method.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of cash and cash equivalents, investments in marketable securities held for sale, investment in marketable securities held for sale-related party, accounts payable and accrued expenses, income tax payable and due to related parties approximates their fair value due to their short term maturities. The carrying value of securities held for sale is reflected at their fair value based on the price of the security as quoted on national or inter dealer stock exchanges.

                       CHINA DIRECT, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

MARKETABLE SECURITIES

The Company classifies its existing investments in marketable securities held for sale and investments in marketable securities held for sale-related party in accordance with SFAS No. 115. Investments in marketable securities held for sale and investments in marketable securities held for sale-related party consist of marketable securities, and are stated at fair value. Unrealized gains or losses on marketable securities held for sale and unrealized gains or losses on marketable securities held for sale-related party are recognized as an element of comprehensive income in our operations on a monthly basis based on fluctuations in the fair value of the security as quoted on national or inter-dealer stock exchanges. Realized gains or losses on marketable securities held for sale and realized gains or losses on marketable securities held for sale-related party are recognized in the consolidated statement of operations as trading profits when securities are sold.

The Company receives securities which include common stock purchase warrants and common stock from clients as part of its compensation for services. These securities are stated at their fair value in accordance with SFAS #115 "Accounting for certain investments in debt and equity securities", and EITF 00-8 "Accounting by a grantee for an equity instrument to be received in conjunction with providing goods or services". All of the securities are received from companies whose common stock is listed either on the over the counter bulletin board or pinks sheets. The common stock and the common stock purchase warrants received as compensation are typically restricted as to resale. The policy of China Direct Consulting is to sell securities it receives as compensation when permitted rather than hold on to these securities as long term investments, regardless of market conditions in an effort to satisfy our current obligations. As these securities are often restricted, we are unable to liquidate these securities until the restriction is removed. The Company recognizes revenue for such common stock based on the fair value at the time common stock is granted and for common stock purchase warrants based on the Black-Scholes valuation model. Unrealized gains or losses on marketable securities held for sale and unrealized gains or losses on marketable securities held for sale-related party are recognized as an element of comprehensive income in our consolidated statement of operations on a monthly basis based on changes in the fair value of the security as quoted on national or inter-dealer stock exchanges. Once liquidated, realized gains or losses on the sale of marketable securities held for sale and realized gains or losses on the sale of marketable securities held for sale-related party will be reflected in our net income for the period in which the security was liquidated.

Net unrealized gains related to investments in trading securities for the six months ended June 30, 2007 and 2006 are $0 and $273,500, respectively. Net realized gains related to investments in marketable securities for the six months ended June 30, 2007 and 2006 were $206,236 and $43,345, respectively. Net realized losses on the sale of marketable securities-related party for the six months ended June 30, 2007 and 2006 were $32,014 and $0 respectively.

The unrealized gains or losses on marketable securities held for sale, net of tax effect, for the six months ended June 30, 2007 and June 30, 2006 were $(559,224) and $0 respectively. The unrealized gains or losses on marketable securities held for sale-related party, net of tax effect, for the six months ended June 30, 2007 and June 30, 2006 were $(556,082) and $1,395,240 respectively.

                       CHINA DIRECT, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

PREPAID EXPENSES AND OTHER ASSETS

Prepaid expenses and other assets consist of the fair value of securities of China Direct Consulting's clients which were assigned to China Direct Consulting's officers as compensation pursuant to employment agreements, prepayment to vendors for merchandise that had not yet been shipped, and value added tax refunds available from the Chinese government. At June 30, 2007 our consolidated balance sheet includes prepaid expenses and other assets of $6,003,756. Of this amount, $4,570,862 is related to Chang Magnesium which represents prepayments to vendors for merchandise that had not yet been shipped to Chang Magnesium; $492,540 reflects value added tax refunds available from the Chinese government related to Chang Magnesium; $479,498 relates to China Direct Consulting, which represents the current portion of the fair value of client securities China Direct Consulting received as payment for its services which were assigned to our executive officers, as compensation for their services to China Direct Consulting pursuant to the terms of those consulting agreements; $430,929 relates to Lang Chemical which represents a prepayment to vendors for merchandise that had not yet been shipped to Lang Chemical; $25,797 relates to CDI Wanda which represents prepayments to vendors for merchandise that had not yet been shipped to CDI Wanda; and $4,130, relates to Big Tree which represents prepayments to vendors for merchandise that had not yet been shipped to Jieyang Big Tree.

At June 30, 2007 our consolidated balance sheet includes prepaid expenses -related party of $418,875. Prepaid expenses-related party represents $418,514 in payments to Taiyuan YiWei Magnesium Industry Co., Ltd., a related party, for inventory which has not yet been received by Chang Magnesium. At June 30, 2007, Lang Chemical prepaid NanTong LangYuan Chemical Co., Ltd. $361 for the future delivery of inventory. NanTong LangYuan Chemical Co., Ltd. is a company owned by Jingdong Chen and Qian Zhu, our two minority shareholders of Lang Chemical. See
Note 9-Related Party Transactions.

Non-current prepaid expenses represent the fair value of securities of China Direct Consulting's clients which were assigned to China Direct Consulting's officers for services to be rendered to such clients over the term of our consulting agreements which will be amortized beyond the twelve month period. Accordingly at June 30, 2007 we reflect a non-current prepaid expense of $295,776 on our consolidated balance sheet at June 30, 2007.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are recorded at cost and depreciated on a straight line basis over their estimated useful lives of three to forty years. Maintenance and repairs are charged to expense as incurred. Significant renewals and improvements are capitalized.

                       CHINA DIRECT, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ADVANCES FROM CUSTOMERS

Advances from customers represent prepayments to the Company for merchandise that had not yet been shipped to the customer. The Company will recognize the advances as revenue as customers take delivery of the goods, in compliance with its revenue recognition policy. At June 30, 2007 our consolidated balance sheet reflects advances from customers of $3,395,088 which consist of $3,171,846 related to Chang Magnesium, $129,286 related to Lang Chemical, and $93,956 related to CDI Wanda.

COMPREHENSIVE INCOME

The Company uses Statement of Financial Accounting Standards No. 130 (SFAS 130) "Reporting Comprehensive Income". Comprehensive income is comprised of net income and all changes to the statements of stockholders' equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive income for the six months ended June 30, 2007 and 2006 included net income, foreign currency translation adjustments, unrealized gains or losses on marketable securities held for sale, net of income taxes, and unrealized gains or losses on marketable securities held for sale-related party, net of income taxes.

FOREIGN CURRENCY TRANSLATION

Transactions and balances originally denominated in U.S. dollars are presented at their original amounts. Transactions and balances in other currencies are converted into U.S. dollars in accordance with Statement of Financial Accounting Standards (SFAS) No. 52, "Foreign Currency Translation", and are included in determining net income or loss.

For foreign operations with the local currency as the functional currency, assets and liabilities are translated from the local currencies into U.S. dollars at the exchange rate prevailing at the balance sheet date. Revenues and expenses are translated at weighted average exchange rates for the period to approximate translation at the exchange rates prevailing at the dates those elements are recognized in the financial statements. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining accumulated comprehensive loss. As of June 30, 2007, the exchange rate for the local currency, the Chinese dollar or Renminbi ("RMB") was $1 for 7.6248 RMB.

The reporting currency is the U.S. dollar. The functional currency of the Company's Chinese subsidiaries, is the RMB. The financial statements of the Chinese subsidiaries are translated into United States dollars using period end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations and were not material during the periods presented. The cumulative translation adjustment and effect of exchange rate changes on cash at June 30, 2007 was $176,805.

                       CHINA DIRECT, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

IMPAIRMENT OF LONG-LIVED ASSETS

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company periodically reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset's estimated fair value and its book value. The Company did not record any impairment charges during the six months ended June 30, 2007.

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

As previously stated in November 2006, Big Tree formed a new entity, Jieyang Big Tree, a Chinese limited liability company, as a wholly owned subsidiary. On February 12, 2007 as amended on May 8, 2007, CDI China acquired a 60% majority equity interest in Big Tree in exchange for 53,654 shares of our common stock of valued at $268,272. The fair value of the common stock is based on the value of the shares as mutually agreed on January 30, 2007. The $268,272 worth of common stock is reflected in Liabilities in connection with acquisitions-related party in our consolidated balance sheet as of June 30, 2007. As a result CDI China holds a 60% majority equity interest in Big Tree.

As previously stated, On February 12, 2007, CDI China, Inc. acquired a 60% majority equity interest in CDI Magnesium in exchange for 25,000 shares of our common stock valued at $100,000. The fair value of the common stock is based on the value of the shares as of the date of the agreement. The $100,000 worth of common stock is reflected in liabilities in connection with acquisitions-related party in our consolidated balance sheet as of June 30, 2007. As a result CDI China holds a 60% majority equity interest in CDI Magnesium.

As previously stated, Jinan Alternative Energy Group Corp. was incorporated in Florida as a wholly owned subsidiary of CDI China on January 18, 2007. On February 12, 2007 CDI China agreed to contribute $511,458 to increase the registered capital of CDI Wanda to $1,002,859. In April 2007 we contributed $511,458 to CDI Wanda. As a result Jinan holds a 51% majority equity interest in CDI Wanda.

                       CHINA DIRECT, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007

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

BASIC AND DILUTED EARNINGS PER SHARE

Basic earnings per share are calculated by dividing net income by the weighted average number of common stock outstanding during each period. Diluted earnings per share are computed using the weighted average number of common and dilutive common share equivalents outstanding during the period. Dilutive common share equivalents consist of shares issuable upon the exercise of stock options and warrants. At June 30, 2007, there were options to purchase 7,962,980 shares of common stock and there were warrants to purchase 7,541,875 shares of common stock, which could potentially dilute future earnings per share. At June 30, 2006, there were options to purchase 9,046,000 shares of common stock, respectively, which could potentially dilute future earnings per share.

The following table sets forth the computation of basic and diluted earnings per share:

                                                    JUNE 30, 2007  JUNE 30, 2006
                                                    -------------  -------------
Numerator:
Net income (loss) ...............................   $  4,138,611   $   (180,268)
                                                    ============   ============

Denominator:
Denominator for basic earnings per share
Weighted average shares outstanding .............     13,464,666     10,000,000

Effect of dilutive warrants and employee stock
options .........................................      1,709,444              -

Denominator for diluted earnings per share
Weighted average shares outstanding .............     15,174,110     10,000,000

Basic earnings (loss) per share .................   $       0.31   $      (0.02)
                                                    ============   ============
Diluted earnings (loss) per share ...............   $       0.27   $      (0.02)
                                                    ============   ============

                       CHINA DIRECT, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

REVENUE RECOGNITION

Revenue is recognized when earned. The Company's revenue recognition policies are in compliance with the Securities and Exchange Commission's Staff Accounting Bulletin ("SAB") No. 104 "Revenue Recognition".

China Direct Consulting provides its services pursuant to written agreements which may vary in duration. Revenues are recognized over the terms of the agreements. Revenues of China Direct Consulting are derived from a fee for services rendered.

A significant portion of the services provided by China Direct Consulting are compensated with securities which include common stock purchase warrants and common stock from clients. These securities are classified as investment in marketable securities held for sale and investment in marketable securities held for sale-related party on the consolidated balance sheet, if still held at the financial reporting date. These securities are stated at fair value in accordance with the provision of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115") and EITF 00-8 "Accounting by a grantee for an equity instrument to be received in conjunction with providing goods or services".

The securities received, whether in the form of common stock, or common stock purchase warrants, are typically restricted as to resale. The policy of China Direct Consulting is to sell securities it receives as compensation when permitted rather than hold on to these securities as long term investments, regardless of market conditions in an effort to satisfy our current obligations. As these securities are often restricted, we are unable to liquidate these securities until the restriction is removed. The Company recognizes revenue for such common stock based on the fair value at the time common stock is granted and for common stock purchase warrants based on the Black-Scholes valuation model. Unrealized gains or losses on marketable securities held for sale and unrealized gains or losses on marketable securities held for sale-related party are recognized as an element of comprehensive income in our consolidated statement of operations on a monthly basis based on changes in the fair value of the security as quoted on national or inter-dealer stock exchanges. Once liquidated, realized gains or losses on the sale of marketable securities held for sale and realized gains or losses on the sale of marketable securities held for sale-related party will be reflected in our net income for the period in which the security was liquidated.

                       CHINA DIRECT, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

REVENUE RECOGNITION (CONTINUED)

Realized gains or losses are recognized in the consolidated statement of operations when the related common stock or common stock purchase warrants are exercised and sold. China Direct Consulting recognized revenues amounting to $4,585,203 and $386,832 for the six months ended June 30, 2007 and 2006, respectively, of which $3,707,998 and $183,150 were in connection with the receipt of equity instruments for the six months ended June 30, 2007 and 2006 respectively. Furthermore of these amounts, Dragon Capital Group Corp., a related party comprised $880,000 and $0 of our revenue in connection with the receipt of equity instruments for six months ended June 30, 2007 and 2006, respectively.

                                                    JUNE 30, 2007  JUNE 30, 2006
                                                    -------------  -------------

Cash ............................................   $    877,205   $     58,682
Cash-related party ..............................              -        145,000
                                                    ------------   ------------
Total Cash ......................................   $    877,205   $    203,682

Marketable Securities ...........................   $  2,827,998   $    183,150
Marketable Securities-related party .............        880,000              -
                                                    ------------   ------------
Total Marketable Securities .....................   $  3,707,998   $    183,150

                                                    ------------   ------------
Total China Direct Consulting Revenues ..........   $  4,585,203   $    386,832
                                                    ============   ============

Additionally, the Company has deferred revenues of $1,560,585 in connection with the receipt of securities at June 30, 2007. The fees due under the contracts with our consulting clients are amortized over the term of the agreement. Our consolidated balance sheet at June 30, 2007 appearing elsewhere herein reflects both deferred revenues short term, which will be recognized during the next twelve months, and deferred revenues-long term which will be recognized beyond the twelve months period. China Direct Consulting recorded $1,311,635 of deferred revenue-short term for the period ended June 30, 2007. This amount includes the following; securities of Sunwin International Neutraceuticals, Inc. valued at $674,519, securities of Dragon International Group Corp. valued at $311,600, securities of MediaReady, Inc. valued at $88,016 and securities of Sense Holdings, Inc. valued at $237,500. Of the $1,560,585 of deferred revenues At June 30, 2007, $248,950 will be realized in the year ended December 31, 2008 as the securities are recognized as revenues in accordance with the term of the agreements.

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

                       CHINA DIRECT, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007

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

                       CHINA DIRECT, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007

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

NOTE 3 - INVENTORIES

At June 30, 2007, inventories consisted of the following:

         Raw materials    $  745,116
         Finished goods      889,847
                          ----------
                          $1,634,963
                          ==========

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

At June 30, 2007, property, plant and equipment consisted of the following:

                                      Useful Life
                                      -----------
Buildings ........................    10-40 years    $1,667,986
Manufacturing equipment ..........     10 years       1,917,316
Office equipment and furniture ...     3-5 years        229,359
Autos and trucks .................      5 years          55,199
                                                     ----------
Total ............................                    3,869,860

Less: Accumulated Depreciation ...                     (292,239)
                                                     ----------
                                                     $3,577,621
                                                     ==========

For the six months ended June 30, 2007 and 2006, depreciation expense amounted to $122,810 and $1,918, respectively.

NOTE 5 - PROPERTY USE RIGHTS

In connection with the acquisition of CDI Magnesium, the Company acquired property use rights valued at $66,666, whereby the Company has rights to use certain properties until February 12, 2010. The Company will begin amortizing the property use rights when the magnesium refinery commences operations.

                       CHINA DIRECT, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007

NOTE 6 - ACQUISITIONS

As mentioned earlier, the acquisition of Big Tree closed February 12, 2007. The Company plans to consolidate substantially all of the operations of Big Tree. The operations of Jieyang Big Tree are located in China. The Company acquired Big Tree as part of its ongoing desire to expand its interests in China. Under the terms of the agreement, the Company will issue common stock to acquire 60% ownership interest in Big Tree. The Company agreed to issue 53,654 shares of its common stock, based on the fair value of each share of $5.00 per share on January 30, 2007; the equivalent of $268,272. As of June 30, 2007, the value of these shares is reflected as a liability in connection with acquisition-related party on our consolidated balance sheet. The purchase price was determined based on arm's length negotiations and no finder's fees or commissions were paid in connection with the acquisition. The Company accounted for this acquisition using the purchase method of accounting in accordance with SFAS No. 141. Our consolidated statements of operations did not include the operations of Big Tree or Jieyang Big Tree for the period of February 12, 2007, the date of acquisition, through June 30, 2007 as there were no operations. We expect Big Tree and its wholly owned subsidiary, Jieyang Big Tree, to commence operations in September 2007. Under the terms of the agreement, we agreed to make capital infusions of an aggregate of $1 million to Jieyang Big Tree between June 30, 2007 and October 31, 2007 provided that Jieyang Big Tree meets the following benchmarks: revenues of $12.5 million and net income of $625,000 for the six month period ended June 30, 2007; and revenues of $18.75 million and net income of $937,500 for the nine months ended September 30, 2007. As of June 30, 2007, Big Tree has not satisfied the conditions necessary to receive the additional investment capital. If made, it is expected the additional investment capital will be advanced in the form of a loan, 12% per annum, secured by the 53,654 shares of the our common stock issued in the transaction.

The estimated purchase price and the preliminary adjustments to historical book value of Big Tree as a result of the acquisition are as follows:

Purchase price .....................................                  $ 268,272
Net Assets Acquired(February 12, 2007):
Total Assets
Cash ...............................................    $   1,329
Prepaid expenses ...................................        3,464
Property and equipment, net ........................        3,100
Due from related parties ...........................      438,421
                                                        ---------
                                                          446,314
Total Liabilities ..................................            -
Other comprehensive income .........................         (806)
                                                        ---------
Total net assets of Big Tree .......................      447,120
% acquired .........................................           60%
                                                        ---------
    Net Assets Acquired(February 12, 2007): ........                    268,272
                                                                      ---------
Purchase price exceed net assets acquired ..........                  $       -
                                                                      =========

                       CHINA DIRECT, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007

NOTE 6 - ACQUISITIONS (CONTINUED)

As mentioned earlier, on February 12, 2007 CDI China agreed to contribute $511,458 to increase the registered capital of CDI Wanda to $1,002,859. As a result Jinan holds a 51% majority interest in CDI Wanda. The Company's previous sole shareholder, Dai Feng, retained a 49% equity interest in CDI Wanda, and remained as an officer. In April 2007 CDI China contributed $511,458 of investment capital to CDI Wanda. The purchase price was determined based on arm's length negotiations and no finder's fees or commissions were paid in connection with the acquisition. Our consolidated statements of operations include the operations of CDI Wanda for the period of February 12, 2007, the date of acquisition, through June 30, 2007. In this section, we refer to that period as the "CDI Wanda Reporting Period".

The estimated purchase price and the preliminary adjustments to historical book value of CDI Wanda as a result of the acquisition are as follows:


Purchase price .....................................                  $ 511,458
Net Assets Acquired(February 12, 2007):
Total Assets:
Cash ...............................................    $   54,448
Accounts Receivable ................................         3,028
Prepaid expenses and other receivable ..............     1,062,998
Inventory ..........................................       663,898
Property and equipment, net ........................       983,936
                                                        ----------
                                                         2,768,308
Total Liabilities:
Accounts Payable ...................................        14,265
Loans payable-short term ...........................        64,429
Advance from customer ..............................     1,653,964
Other Payable ......................................       544,249
                                                        ----------
                                                         2,276,907
Total net assets ...................................       491,401
Capital infusion ...................................       511,458
                                                        ----------
Total net assets acquired ..........................     1,002,859
% acquired .........................................            51
                                                        ----------
    Net Assets Acquired(February 12, 2007): ........                    511,458
                                                                      ---------
Net assets acquired exceed purchase price ..........                  $       0
                                                                      =========

                       CHINA DIRECT, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007

NOTE 6 - ACQUISITIONS (CONTINUED)

As mentioned earlier, the acquisition of CDI Magnesium closed February 12, 2007. The Company plans to consolidate substantially all of the operations of CDI Magnesium. The operations of CDI Magnesium are located in China. The Company acquired CDI Magnesium as part of its ongoing desire to expand its interests in China. Under the term of the agreement, the Company will issue common stock to acquire 60% ownership interest in CDI Magnesium. The consideration is equal to 60% of the shareholders' equity of CDI Magnesium of $166,666 as of February 12, 2007. The Company agreed to issue 25,000 shares of its common stock, based on the fair value of each share of $4.00 per share on February 6, 2007, representing $100,000 or 60% equity interest of CDI Magnesium on the date of acquisition. As of June 30, 2007, these shares are reflected as a liability in connection with acquisition-related party. The purchase price was determined based on arm's length negotiations and no finder's fees or commissions were paid in connection with the acquisition. The Company accounted for this acquisition using the purchase method of accounting in accordance with SFAS No. 141. Our consolidated statements of operations did not include the operations of CDI Magnesium for the period of February 12, 2007, the date of acquisition, through June 30, 2007 as there were no operations through June 30, 2007. CDI Magnesium expects to commence operations at the plant in January 2008, in the meantime, until operations commence at the new magnesium plant, CDI Magnesium intends to operate as a trading company acting as an agent in the sale of magnesium commencing in September 2007.

The estimated purchase price and the preliminary adjustments to historical book value of CDI Magnesium as a result of the acquisition are as follows:

Purchase price .....................................                  $ 100,000

Net Assets Acquired (February 12, 2007):
Total Assets
Property use rights ................................    $  66,666
Property and equipment, net ........................      100,000
                                                        ---------
                                                          166,666

Total net assets ...................................      166,666
                                                        ---------
% acquired .........................................           60%
                                                        ---------
    Net Assets Acquired(February 12, 2007): ........                    100,000
                                                                      ---------
Purchase price exceed net assets acquired ..........                  $       -
                                                                      =========

                       CHINA DIRECT, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007

NOTE 7 - PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

The following unaudited pro forma combined financial information presented below, gives effect to the acquisitions of Lang Chemical, Chang Magnesium and CDI Wanda under the purchase method of accounting prescribed by Accounting Principles Board Opinion No.16, Business Combinations, as if it occurred as of the beginning of Fiscal 2007 and the beginning of Fiscal 2006.

For the six months ended June 30, 2007 (unaudited):

                    China Direct        Lang           Chang            CDI
                     Consulting       Chemical       Magnesium         Wanda          Proforma
                     6/30/2007       6/30/2007       6/30/2007       6/30/2007       Adjustment       Total
                    ------------    ------------    ------------    ------------    ------------   ------------
Revenues ........   $  4,585,203    $ 26,718,525    $ 37,861,436    $  2,300,485    $          -   $ 71,465,649

Cost of Revenues         798,831      26,111,975      35,506,327       1,459,230               -     63,876,363
                    ------------    ------------    ------------    ------------    ------------   ------------

Gross Profit ....      3,786,372         606,550       2,355,109         841,255               -      7,589,286

Operating
Expenses ........        843,085         207,733         184,624         510,376               -      1,745,818
                    ------------    ------------    ------------    ------------    ------------   ------------
Operating Income
(Loss) ..........      2,943,287         398,817       2,170,485         330,879               -      5,843,468

Other Income ....        217,243           2,911         401,781           5,202               -        627,137
                    ------------    ------------    ------------    ------------    ------------   ------------

Income tax
expenses ........       (313,973)        (98,418)       (317,360)           (484)              -       (730,235)
                    ------------    ------------    ------------    ------------    ------------   ------------

Net Income (Loss)      2,846,557         303,310       2,254,906         335,597      (1,417,968)     4,322,402
                    ============    ============    ============    ============    ============   ============

Basic earning
per share .......   $       0.21    $          -    $          -    $          -    $          -   $       0.32
                    ============    ============    ============    ============    ============   ============

Diluted earnings
per share .......   $       0.19    $          -    $          -    $          -    $          -   $       0.28
                    ============    ============    ============    ============    ============   ============

Basic weighted
average common
shares ..........     13,464,666               -               -               -               -     13,464,666
                    ============    ============    ============    ============    ============   ============

Diluted weighted
average common
shares ..........     15,174,110               -               -               -               -     15,174,110
                    ============    ============    ============    ============    ============   ============

                       CHINA DIRECT, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007

NOTE 7 - PRO FORMA FINANCIAL INFORMATION (UNAUDITED) (CONTINUED)

For the six months ended June 30, 2006 (unaudited):

                    China Direct        Lang           Chang            CDI
                     Consulting       Chemical       Magnesium         Wanda          Proforma
                     6/30/2006       6/30/2006       6/30/2006       6/30/2006       Adjustment       Total
                    ------------    ------------    ------------    ------------    ------------   ------------
Revenues ........   $    386,832    $ 15,421,914    $ 11,150,506    $    116,231    $          -   $ 27,075,483

Cost of Revenues         148,794      15,226,331      11,028,015         113,019               -     26,516,159
                    ------------    ------------    ------------    ------------    ------------   ------------

Gross Profit ....        238,038         195,583         122,491           3,212               -        559,324

Operating
Expenses ........        853,340         173,926         182,210           3,623               -      1,213,099
                    ------------    ------------    ------------    ------------    ------------   ------------

Operating Income
(Loss) ..........       (615,302)         21,657         (59,719)           (411)              -       (653,775)

Other Income
(Loss) ..........        316,845             833             (12)              -               -        317,666
                    ------------    ------------    ------------    ------------    ------------   ------------

Income tax
expenses ........        118,189          (8,548)              -               -               -        109,641
                    ------------    ------------    ------------    ------------    ------------   ------------

Net Income (Loss)       (180,268)         13,942         (59,731)           (411)         (6,832)      (233,300)
                    ============    ============    ============    ============    ============   ============

Basic earning per
share ...........   $      (0.02)   $          -    $          -    $          -    $          -   $      (0.02)
                    ============    ============    ============    ============    ============   ============

Diluted earnings
per share .. ....   $      (0.02)   $          -    $          -    $          -    $          -   $      (0.02)
                    ============    ============    ============    ============    ============   ============

Basic weighted
average common
shares ..........     10,000,000               -               -               -               -     10,000,000
                    ============    ============    ============    ============    ============   ============

Diluted weighted
average common
shares ..........     10,000,000               -               -               -               -     10,000,000
                    ============    ============    ============    ============    ============   ============

                       CHINA DIRECT, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007

NOTE 8 - LOANS PAYABLE

Loans payable consisted of the following at June 30, 2007:

Loan due to Agriculture Bank of China Shanghai Branch, dated April
4, 2005, due in quarterly installments through January 4, 2008.
Interest rate at 6.12% Secured by Lang Chemical's building located
in Shanghai .......................................................   $ 101,964

Loan due to JiNan Commercial Bank due on August 3, 2007, Interest
rate at 7.605%, Guaranteed by JiNan WuFa Boiler Company-a non-
related third party ...............................................      65,576

          Total ...................................................     167,540

Less: Current Portion .............................................    (167,540)
                                                                      ---------

Loans payable, long-term-December 2008 ............................   $       -
                                                                      =========

NOTE 9 - RELATED PARTY TRANSACTIONS

The Company currently leases approximately 2,450 square feet of office space for its headquarters in the U.S. In August 2006, we were leasing approximately 1,171 square feet of office space. Prior to August 2006 we subleased this space from two related parties, Dr. Wang, our CEO and Mr. Siegel, our President. The Company incurred approximately $0 and $11,000 in rental expense pursuant to this subleasing arrangement for the six months ended June 30, 2007 and 2006, respectively.

At June 30, 2007, Chang Magnesium prepaid Taiyuan YiWei Magnesium Industry Co., Ltd., a related party, $418,514 for the future delivery of inventory. At June 30, 2007, Lang Chemical prepaid NanTong LangYuan Chemical Co., Ltd., a related party, $361 for the future delivery of inventory. Yuwei Huang, our minority shareholder of Chang Magnesium, is the Chairman of Taiyuan YiWei Magnesium Industry Co.,Ltd. NanTong LangYuan Chemical Co., Ltd. is owned by Chen, Jingdong, the CEO and shareholder of Lang Chemical. At June 30, 2007, Chang Magnesium had $4,692,308 in accounts payable-related party which represents amounts due to Taiyuan YiWei Magnesium Industry Co., Ltd. for the purchase of inventory. Taiyuan YiWei Magnesium Industry Co., Ltd. has 49% equity interest in Chang Magnesium.

At June 30, 2007, we held a due from related party in the amount of $1,434,946. Included in the amount is a loan of approximately $996,524 due to Chang Magnesium by Asia Magnesium Industry Co., Ltd., $438,422 of that amount reflects a loan due from Shantou Dashu Toy Enterprise Co., Ltd. to Big Tree. Guhong Zheng, our minority shareholder of Big tree, is an owner of Shantou Dashu Toy Enterprise Co., Ltd.

At June 30, 2007, we held a due to related party in the amount of $17,336. Included in the amount is a loan of approximately $4,590 due to Dragon Capital Group Corp., $12,746 of that amount reflects a loan due Robert Zhuang, General Manager Of CDI Shanghai Management.

                       CHINA DIRECT, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007

NOTE 9 - RELATED PARTY TRANSACTIONS (CONTINUED)

At June 30, 2007, we held a liability in connection with acquisition-due to related party of $368,272. Included in the amount is $268,272 worth of common stock due to Guihong Zheng, minority shareholder of Big Tree. CDI China acquired a 60% interest in Big Tree in exchange for 53,654 shares of our common stock of China Direct valued at $268,272. The fair value of the common stock is based on the value of the common stock of $5.00 per share on January 30, 2007. The $268,272 worth of common stock is reflected in Liabilities in connection with acquisitions-related party in our consolidated balance sheet as of June 30, 2007.

The remainder of $100,000 reflects the value of common stock due to Wuliang Zhang, minority shareholder of CDI Magnesium, related to our acquisition of a 60% interest in CDI Magnesium. CDI China, Inc. acquired a 60% majority interest in CDI Magnesium in exchange for 25,000 shares of our common stock valued at $100,000. The fair value of the common stock is based on the value of the common stock of $4.00 per share on February 6, 2007. The $100,000 worth of common stock is reflected in Liabilities in connection with acquisitions-related party in our consolidated balance sheet as of June 30, 2007.

NOTE 10 - STOCKHOLDERS' EQUITY

PREFERRED STOCK

China Direct has 10,000,000 shares of preferred stock, par value $.0001 authorized. At June 30, 2007 and 2006, there were no shares of preferred stock issued and outstanding.

COMMON STOCK

For the six months ended June 30, 2007 and 2006, amortization of stock based compensation amounted to $ 196,010 and $0, respectively.

During the six months ended June 30, 2007, the Company issued 1,980,000 shares of common stock in connection with the exercise of common stock options for net proceeds of $3,062,500. Of these options, 1,000,000 were exercised at $0.30, 205,000 were exercised at $5.00 per share, 375,000 were exercised at $2.50 per share, while 400,000 were exercised at $2.00 per share.

STOCK OPTION PLANS

During Fiscal 2006 the Company adopted the 2006 Stock Compensation Plan (the "2006 Plan") under which the Company has reserved and authorized 2,000,000 shares of its common stock. Under the 2006 Plan, the purchase price for incentive stock options must be at least 100% of the fair market value of our common stock on the date the option is granted, except that the purchase price of incentive options must be at least 110% of the fair market value in the case of an incentive option granted to a person who is a "10% stockholder". A "10% stockholder" is a person who owns (within the meaning of Section 422(b)(6) of the Internal Revenue Code of 1986) at the time the incentive option is granted, shares possessing more than 10% of the total combined voting power of all classes of our outstanding shares. The purchase price for shares subject to a non-qualified option must be at least the par value of our common stock.

                       CHINA DIRECT, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007

NOTE 10 - STOCKHOLDERS' EQUITY (CONTINUED)

STOCK OPTION PLAN (CONTINUED)

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

There were no options granted under the 2006 Plan for the six months ended June 30, 2007.

For the year ended December 31, 2006, the Company granted 3,588,000 options to consultants and employees with vesting periods not exceeding one year and with exercise prices ranging from $0.01 to $10.00.

For the six months ended June 30, 2007, the Company granted an aggregate 99,000 options to compensate independent board members and employees. The options granted to our independent board members vest nine months from date of grant and have an exercise price of $3.00 per share. The options granted to our employees have a one year vesting period and exercise price of $5.00.

For the six months ended June 30, 2007, option expenses of $107,632 were recognized as sales and general and administrative expenses related to options granted as compensation to employees pursuant to employment agreements. These options were exercisable upon vesting. These options granted to directors and employees have a life of 3 to 5 years. The options granted to consultants are exercisable immediately. The consultant contracts are for up to three years in duration. For the six months ended June 30, 2007, the amortization of deferred compensation expenses-options amounted to $22,000.

The following table sets forth the Company's stock option activity during the six months ended June 30, 2007 and Fiscal 2006:

                                          Shares underlying     Weighted average
                                               options           exercise price
                                          -----------------     ----------------

Outstanding at December 31, 2006 ....         9,843,980              $3.27
   Granted ..........................            99,000               3.48
   Exercised ........................        (1,980,000)              1.55
   Expired or cancelled .............                 -                  -
                                             ----------              -----
Outstanding at June 30, 2007 ........         7,962,980               7.39
                                             ----------              -----
Exercisable at June 30, 2007 ........         5,077,980              $6.76
                                             ----------              -----

Weighted-average exercise price of
options granted during the period ...                                $3.48
                                                                     =====

                       CHINA DIRECT, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007

NOTE 10 - STOCKHOLDERS' EQUITY (CONTINUED)

STOCK OPTION PLAN (CONTINUED)

The weighted average remaining contractual life and weighted average exercise price of options outstanding at June 30, 2007, for selected exercise price ranges, is as follows:

Options outstanding:

                                                                      Weighted
                            Weighted                                   average
 Range                      average       Weighted                    exercise
   of       Number of      remaining      average                     price of
exercise     options      contractual     exercise     Options         options
 prices    outstanding    life (Years)      price     Exercisable    exercisable
--------   -----------    ------------    --------    -----------    -----------

 $ 0.01     1,100,000         2.71         $ 0.01      1,100,000       $ 0.01
   2.25           400         7.31           2.25            400         2.25
   2.50     1,863,000         4.00           2.50      1,827,000         2.50
   3.00        75,000         4.00           3.00              -            -
   5.00     1,414,000         4.00           5.00      1,390,000         5.00
   7.50     1,375,000         6.00           7.50              -            -
  10.00     1,375,000         7.00          10.00              -            -
  15.00           500         0.94          15.00            500        15.00
  30.00       760,000         5.00          30.00        760,000        30.00
  56.25            80         7.43          56.25             80        56.25
           -----------    ------------    --------    -----------    -----------
            7,962,980         4.61           7.39      5,077,980       $ 6.76
           -----------    ------------    --------    -----------    -----------

                       CHINA DIRECT, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007

NOTE 10 - STOCKHOLDERS' EQUITY (CONTINUED)

COMMON STOCK PURCHASE WARRANTS

For the six months ended June 30, 2007, the amortization of deferred compensation expenses related to common stock purchase warrants amounted to $63,920. These common stock purchase warrants granted to consultants are exercisable immediately.

A summary of the status of the Company's outstanding common stock purchase warrants granted as of June 30, 2007 and changes during the period is as follows:

                                          Shares underlying     Weighted average
                                              warrants           exercise price
                                          -----------------     ----------------

Outstanding at December 31, 2005 ......               -             $    -
   Granted ............................       7,361,875               6.78
   Warrants assumed with reverse merger
   transaction on August 16, 2006 .....         180,000              11.25
   Exercised ..........................               -                  -
   Expired or cancelled ...............               -                  -
                                              ---------             ------
Outstanding at December 31, 2006 ......       7,541,875             $ 6.89
   Granted ............................               -                  -
   Exercised ..........................               -                  -
   Expired or cancelled ...............               -                  -
                                              ---------             ------
Outstanding at June 30, 2007 ..........       7,541,875             $ 6.89
                                              ---------             ------
Exercisable at June 30, 2007 ..........       7,541,875             $ 6.89
                                              ---------             ------

                       CHINA DIRECT, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007

NOTE 10 - STOCKHOLDERS' EQUITY (CONTINUED)

COMMON STOCK WARRANTS (CONTINUED)

The following information applies to all warrants outstanding at June 30, 2007.

                             Warrants                          Warrants
                           Outstanding                       Exercisable
            ---------------------------------------    -----------------------
                             Weighted
                             Average       Weighted                   Weighted
Range of                    Remaining      Average                     Average
Exercise                   Contractual     Exercise                   Exercise
 prices       Shares       Life (Years)      Price       Shares         Price
--------    -----------    ------------    --------    -----------    --------

 $ 2.50         50,000         4.42         $ 2.50         50,000      $ 2.50
 $ 4.00      3,884,375         4.25         $ 4.00      3,884,375      $ 4.00
 $ 7.50         90,000         0.89         $ 7.50         90,000      $ 7.50
 $10.00      3,427,500         4.24         $10.00      3,427,500      $10.00
 $15.00         90,000         0.89         $15.00         90,000      $15.00
            -----------    ------------                -----------
             7,541,875         4.17                     7,541,875
            -----------    ------------                -----------

NOTE 11 - MARKETABLE SECURITIES

China Direct Consulting receives securities which include common stock purchase warrants and common stock from clients as part of its compensation for services. The Company categorizes securities with restriction as investment in marketable securities held for sale and investment in marketable securities held for sale-related party. Unrealized gains or losses on marketable securities held for sale and unrealized gains or losses on marketable securities held for sale-related party are recognized as an element of comprehensive income in our consolidated statement of operations on a monthly basis based on changes in the fair value of the security as quoted on national or inter-dealer stock exchanges. Once liquidated, realized gains or losses on the sale of marketable securities held for sale and realized gains or losses on the sale of marketable securities held for sale-related party will be reflected in our net income for the period in which the security was liquidated.

                       CHINA DIRECT, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007

NOTE 11 -MARKETABLE SECURITIES (CONTINUED)

Their value at the date received and estimated fair market value at June 30, 2007 and 2006 are as follows:

For the six months ended June 30, 2007

                                    January 1,        Amount       Reclassifying     Unrealized        June 30,
                                       2007       received/sold   from/to trading       gain             2007
                                   -----------    -------------   ---------------    -----------     -----------
Investment in trading
securities ...................     $ 2,166,603     $         -      $(2,166,603)     $         -     $         -

Investment in trading
securities-related party .....         311,611         (47,611)        (264,000)               -               -
                                   -----------     -----------      -----------      -----------     -----------

Total Investment in trading
securities ...................     $ 2,478,214     $   (47,611)     $(2,430,603)     $         -     $         -

Investment in marketable
securities held for sale .....     $         -     $ 1,656,330      $ 2,166,603      $  (762,470)    $ 3,060,463

Investment in marketable
securities held for
sale-related party ...........     $ 1,325,400     $   728,566      $   264,000      $  (806,626)    $ 1,511,340

Total Investment in marketable
securities held for sale .....     $ 1,325,400     $ 2,384,896      $ 2,430,603      $(1,569,096)    $ 4,571,803

For the six months ended June 30, 2006

                                                    January 1,         Amount        Unrealized        June 30,
                                                       2006        received/sold        gain             2006
                                                   -----------     -------------     -----------     -----------
Investment in trading securities .............     $   152,800      $   261,700      $   201,500     $   616,000

Investment in marketable securities held for
sale-related party ...........................     $   810,000      $         -      $ 2,310,000     $ 3,120,000

                       CHINA DIRECT, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007

NOTE 12 - SEGMENT INFORMATION

The following information is presented in accordance with SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information. For the year ended December 31, 2006, the Company operated in six reportable business segments - (1) Shanghai Lang Chemical Co., Ltd. ("Lang Chemical"). Lang Chemical is a distributor of industrial grade synthetic chemical products; (2) Chang Magnesium Co., Ltd., ("Chang Magnesium"). Chang Magnesium and its wholly owned subsidiary Taiyuan Changxin YiWei Trading Co., Ltd. ("Changxin Trading") process and distribute various forms of magnesium including but not limited to magnesium powder, magnesium scrap, magnesium alloy and various grades of ordinary magnesium slabs; (3) Big Tree Group Corp. ("Big Tree") and its wholly owned subsidiary, Jieyang Big Tree Toy Enterprise Co., Ltd., ("Jieyang Big Tree"), will seek to be a reseller and distributor of toys and related entertainment products within China; (4) CDI Magnesium Co., Ltd., ("CDI Magnesium") is expected to eventually operate a plant will process and manufacture a variety of magnesium alloy by products; (5) CDI Wanda New Energy Co., Ltd., ("CDI Wanda") develops environmentally friendly recycling technological applications as well as ancillary services related to the operations of refineries; and (6) China Direct Investments, Inc. ("China Direct Consulting") serves as a full service consulting and advisory firm offering a comprehensive suite of services critical to the success of Chinese entities seeking to access the U.S. capital markets. The Company's reportable segments are strategic business units that offer different products. They are managed separately based on the fundamental differences in their operations. Condensed information with respect to these reportable for six months ended June 30, 2007 and 2006 are as follows:

For the six months ended June 30, 2007 (Unaudited):

                 Lang           Chang
                Chemical      Magnesium                                                 China
               (chemical     (magnesium                     CDI                         Direct
                segment)       segment)      Big Tree     Magnesium     CDI Wanda     Consulting    Consolidated
              -----------    -----------    ---------    ----------    -----------    -----------   ------------
Revenues .    $26,718,525    $37,861,436    $       -    $        -    $ 2,226,746    $ 3,705,203    $70,511,910

Revenues-
related
party ....              -              -            -             -              -        880,000        880,000

Interest
income
(expense)           3,436         24,528            -             -              -         43,057         71,021

Net (loss)
income ...        202,207      1,150,002            -             -         25,866      2,760,536      4,138,611

Segment
Assets ...    $ 5,213,724    $19,646,136    $ 454,052    $  218,726    $ 1,702,530    $10,028,366    $37,263,534

For the six months ended June 30, 2006:

The Company had only one segment for the six months ended June 30, 2006 that being their consulting advisory services segment, accordingly a table is not presented for segment information for the six months ended June 30, 2006.

                       CHINA DIRECT, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007

NOTE 13 - FOREIGN OPERATIONS

For the six months ended June 30, 2007, the Company derived part of its revenue from subsidiaries located in the People's Republic of China. Identifiable assets by geographic areas as of June 30, 2007 are as follows:

                                    Identifiable Assets
                                      at June 30, 2007
                                    -------------------

         United States ..........       $ 9,804,073
         China ..................        27,459,461
                                        -----------
         Total ..................       $37,263,534
                                        ===========

For the six months ended June 30, 2007:

                                      United States   People's Republic of China
                                      -------------   --------------------------

         Revenues ..................    $3,705,203           $66,806,707
         Revenues - related party ..    $  880,000           $         -
         Identifiable assets .......    $9,804,073           $27,459,461

For the six months ended June 30, 2006:

For the six months ended June 30, 2006, all revenues and identifiable assets were located in the United States; accordingly a table is not presented for foreign operations for the six months ended June 30, 2006.

NOTE 14 - OPERATING RISK

(a) Country risk

The majority of the Company's revenues will be derived from the sale of magnesium and chemical products in the Peoples Republic of China ("PRC"). The Company hopes to expand its operations to countries outside the PRC, however, such expansion has not been commenced and there are no assurances that the Company will be able to achieve such an expansion successfully. Therefore, a downturn or stagnation in the economic environment of the PRC could have a material adverse effect on the Company's financial condition.

(b) Products risk

In addition to competing with other companies, the Company could have to compete with larger US companies who have greater funds available for expansion, marketing, research and development and the ability to attract more qualified personnel if access is allowed into the PRC market. If U.S. companies do gain access to the PRC markets, they may be able to offer products at a lower price. There can be no assurance that the Company will remain competitive should this occur.

                       CHINA DIRECT, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007

NOTE 14 - OPERATING RISK (CONTINUED)

(c) Exchange risk

The Company can not guarantee that the current exchange rate will remain steady, therefore there is a possibility that the Company could post the same amount of profit for two comparable periods and because of a fluctuating exchange rate actually post higher or lower profit depending on exchange rate of Chinese Renminbi converted to U.S. dollars on that date. The exchange rate could fluctuate depending on changes in the political and economic environments without notice.

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

                       CHINA DIRECT, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007

NOTE 15 - SUBSEQUENT EVENTS

On April 3, 2007 Capital One Resource entered into an agreement to acquire a 100% equity interest in Asia Magnesium Industry Co., Ltd., a Hong Kong company. This transaction closed on July 1, 2007. As amended on May 30, 2007, we acquired Asia Magnesium's right to invest up to $3,380,000 to acquire a 52% interest in Shangxi Gu Country Jinwei Magnesium Corp., Ltd., a Chinese limited liability company and joint venture entity ("Jinwei Magnesium") which, upon completion of manufacturing facilities in 2008 is designed to produce 20,000 tons of magnesium annually. On July 2, 2007 we paid our initial contribution of $1,050,000 and on August 1, 2007, we contributed an additional $1,480,000. We expect to contribute the remaining $850,000 by December 31, 2007.

On July 11, 2007 the Company completed its offer to reduce the exercise price on up to a maximum of 1,427,500 Class B Warrants. Pursuant to the offer, we temporarily reduced the exercise price of our Class B Warrants from $10.00 per share to $3.00 per share. Holders purchased the maximum amount of 1,427,500 Class B Warrants offered, resulting in gross proceeds to China Direct of $4,282,500. The exercise price and all other terms of the remaining 2,000,000 Class B Warrants remain unchanged. The Company intends to use the proceeds it received from this warrant exercise for capital commitments, general working capital purposes as well as mergers and acquisitions.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following discussion and analysis of our consolidated financial condition and results of operations for the six months ended June 30, 2007 and 2006 should be read in conjunction with the unaudited consolidated financial statements, including footnotes, and other information presented elsewhere in this Form 10-QSB. Our year end is December 31, which is denoted herein as our "Fiscal" year.

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

         China Direct Consulting

         China Direct Consulting was organized in January 2005 and provides specialized business consulting services exclusively to Chinese entities seeking access to the U.S. capital markets. China Direct Consulting enters into agreements with clients to provide services for a consulting fee. Revenues from China Direct Consulting represented approximately 6.4% of our consolidated revenues for the six months ended June 30, 2007. The amount of the consulting fee varies based upon the scope of the services to be rendered. Historically, a significant portion of the fees earned by China Direct Consulting have been paid in shares of its client's securities which are valued at fair market value for the purposes of our revenue recognition. Depending upon the particular client, China Direct Consulting may receive either unregistered securities or a client may issue securities directly to our employees. The policy of China Direct Consulting is to sell securities it receives as compensation when permitted rather than hold on to these securities as long term investments, regardless of market conditions, in an effort to satisfy our current obligations.

         The fees due under the contracts with our consulting clients are amortized over the term of the agreement. Our consolidated balance sheet at June 30, 2007 appearing elsewhere herein reflects both deferred revenues short term, which will be recognized by us during the next 12 months, and deferred revenues -long term which will be recognized beyond the 12 month period. In instances where the securities accepted for payment are issued directly to employees, we recognize the revenue represented by those securities consistent with our revenue recognition policy and the net value of those securities, after deduction of any costs of those revenues, are then deemed compensation paid to the particular employee.

         Our cost of revenues include direct costs we incur in rendering the services to our client companies, which include fees paid to professional resources including but not limited to marketing, legal and accounting services directly related to each particular client. In addition, we may engage certain professionals to assist in providing the contracted services to a client company. The costs associated with these professional resources are included in our cost of revenues.

         Our arrangements with our consulting clients generally provide that fees paid to China Direct Consulting will cover the costs of various professional resources including but not limited to attorneys, accounting personnel and auditors providing services for the client company. As these professionals generally will not provide services on a fixed fee basis, and the scope of the services necessary for a particular client company can vary from project to project, our cost of revenues can ultimately be significantly higher than initially projected which can adversely impact our gross profit margins. Some professional fees, such as auditor fees, cannot be satisfied with securities. Further, our custom is to not satisfy professional fees of any kind with securities and, as such, the policy of China Direct Consulting is to sell securities it receives as compensation when permitted rather than hold on to these securities as long term investments, regardless of market conditions, in an effort to satisfy our current obligations, due in part to these professional resources.

         China Direct Consulting receives securities from clients as compensation for consulting services. While it is not our policy to hold securities we accept as payment for services as long term investments, we are not always able to immediately liquidate such securities as a result of either market conditions or restrictions on resale imposed by Federal securities laws. Primarily all of the securities China Direct Consulting receives are from small public companies and are typically restricted as to resale. The policy of China Direct Consulting is to sell securities it receives as compensation when permitted rather than hold on to these securities as long term investments, regardless of market conditions in an effort to satisfy our current obligations. As these securities are often restricted, we are unable to liquidate these securities until the restriction is removed. China Direct Consulting recognizes revenue for such common stock based on the fair value at the time common stock is granted and for common stock purchase warrants based on the Black-Scholes valuation model. Unrealized gains or losses on marketable securities held for sale as well as unrealized gains or losses on marketable securities held for sale-related party are recognized as an element of comprehensive income in our consolidated statement of operations on a monthly basis based on changes in the fair value of the security as quoted on national or inter-dealer stock exchanges. Once liquidated, we include realized gains or losses on the sale of marketable securities held for sale and realized gains or losses on the sale of marketable securities held for sale-related party in our net income for the period in which the security was liquidated. Fluctuations in the value of securities can significantly increase our comprehensive income if the price of the securities increases from the original value assigned to it at the time the related revenue was recognized. Conversely, if the price were to decline, such decreases could negatively impact our comprehensive income.

CDI China

         Based upon both the experiences of our management during its first year of operation as well as the professional background of our principals, during the third quarter of Fiscal 2006 we expanded the scope of our company through the establishment of an additional operating division known as CDI China which is now the focus of our operations.

         CDI China holds a controlling interest in and operates as a management company for Chinese entities. CDI China seeks to acquire a controlling interest in entities operating within China which are engaged in businesses we believe will benefit from the continuing growth of the Chinese economy. Examples of industries in which we are focusing our efforts include manufacturing, technology, mining, healthcare, packaging, as well as companies involved in importing and exporting activities. We have initially targeted medium sized entities, generally including companies with less than $100 million in annual revenue, which we believe offer the greatest opportunities for growth.

         The business model for CDI China is to acquire controlling interests in Chinese entities, thereby creating a diversified portfolio of subsidiaries operating within the Chinese economy. CDI China utilizes resources available to us by virtue of our public company status to provide working capital and financial and operational support to augment our subsidiaries' growth. We adhere to PRC rules and regulations governing foreign investment and obtain all relevant and necessary governmental approvals. Our predominant method of acquiring Chinese entities is by infusing cash consideration to increase a Chinese domestic company's registered capital on the basis of an appraisal of assets. This infusion of capital serves to create a new foreign invested entity ("FIE") in which our equity ownership percentage is represented by our percentage of contribution to the total registered capital amount. We then utilize resources available to us by virtue of our public company status to provide working capital enabling our portfolio companies to grow their business and operations. In order to increase the likelihood that we can raise capital as necessary, in January 2007 we engaged Roth Capital Partners, LLC, a broker-dealer and member of the National Association of Securities Dealers, Inc., to serve as our exclusive financial advisor and investment banker.

         During Fiscal 2006 we closed the acquisitions of Lang Chemical and Chang Magnesium. Lang Chemical specializes in the sale and distribution of industrial grade synthetic chemicals. Chang Magnesium was formed by Taiyuan YiWei Magnesium Co. Ltd. to operate a newly constructed magnesium plant that processes and manufactures a variety of magnesium by-products, including magnesium powder, magnesium scrap and various grades of magnesium slabs. Taiyuan YiWei Magnesium Co., Ltd. is a diversified magnesium organization which owns interests in seven subsidiary magnesium factories, a magnesium alloy factory and a magnesium powder desulphurization reagent factory, all located in China. Following our acquisition of Chang Magnesium, Mr. Yuwei Huang, Taiyuan YiWei Magnesium Co., Ltd.'s Chairman, now also serves as Chang Magnesium's CEO and an Executive Vice President for CDI Shanghai Management. In June 2006, prior to our acquisition of Chang Magnesium, Chang Magnesium acquired 100% of Changxin Trading, an exporter of magnesium products which was formed in November 2003. China Direct has received all necessary approvals from the relevant governmental agencies for the valid formation of our entities in the PRC.

         During Fiscal 2006 we also formed several companies, including:

   o In October 2006 we formed Luma Logistic in which CDI China holds a 60% interest. Following the formation of this entity, we determined the competitive nature of the proposed business operations and the potential costs associate with developing this subsidiary were not justified based upon the growth opportunities of our other segments. In July 2007 we dissolved this entity.

   o In November 2006 we formed CDI Shanghai Management and it commenced operations in January 2007. CDI Shanghai Management serves as the management company for our subsidiaries based in the PRC, providing operational support and infrastructure as well as supervising and monitoring the operations of those subsidiaries. CDI Shanghai Management also markets the services of both China Direct Consulting and CDI China in China.

   o In November 2006 Big Tree was formed. As described elsewhere herein, CDI China subsequently acquired a 60% equity interest.

During the first six months of Fiscal 2007, we have further expanded CDI China's operations through the following transactions:

   o In January 2007 we formed Jinan. In February 2007 Jinan acquired a 51% equity interest in CDI Wanda. CDI Wanda, organized in 1996 and located in Jinan, the capital city of Shandong Province, PRC, is engaged in the alternative energy and recycling industry and provides ancillary services to oil refineries. The current management of CDI Wanda, Messrs. Dai Feng and Zhou Zaigen, continue to operate the company following this transaction. Our consolidated statement of operations for the six months ended June 30, 2007 include the operations of CDI Wanda for the period of February 12, 2007, the date of acquisition, through June 30, 2007 (the "CDI Wanda Reporting Period").

   o In February 2007 Big Tree acquired a 100% interest in Jieyang Big Tree, a Sino-American joint venture which was formed in January 2007. Jieyang Big Tree, which is located in Shantou City, China, focuses on two main areas of operation within the toy and related entertainment products industry in China which are
(i) the distribution of toys and related entertainment products and (ii) as an agent of third party OEM manufacturing of toys and related entertainment products. We expect that Big Tree, and its wholly owned subsidiary, Jieyang Big Tree, will commence operations in the fourth quarter of 2007.

   o In February 2007 CDI Shanghai Management formed Capital One Resource to serve as a marketing arm for our company in the greater Asia region outside of China. Capital One Resource also seeks to market to Hong Kong and Southeast Asia, leveraging relationships of CDI Shanghai Management within local business communities as well as with local provincial government officials to assist in identifying business opportunities. Mr. Xiaowen (Robert) Zhuang, general manager of CDI Shanghai Management, supervises and monitors the operations of Capital One Resource. Mr. Zhuang is the brother of Dr. James Wang, our CEO.

   o In February 2007, CDI China acquired a 60% majority interest in CDI Magnesium, a Brunei corporation in February 2007 by Shanxi Jinyang Coal and Coke Group Co., Ltd. CDI Magnesium was formed to eventually manage and operate a newly constructed magnesium alloy plant in Taiyuan, China. It is expected that the plant will process and manufacture a variety of magnesium alloy products. CDI Magnesium expects to commence operations at the plant in January 2008. Until operations at the plant commence, CDI Magnesium intends to operate as a trading company acting as an agent in the sale of magnesium beginning in September 2007.

   o In February 2007 Chang Magnesium formed Excel Rise as a wholly owned subsidiary. Excel Rise operates as an exporter of magnesium products to Europe, Australia and Canada. The major suppliers will be Taiyuan Tongxiang Magnesium Co. Ltd, Taiyuan Qingchen YiWei Magnesium Industry Co., Ltd., Taiyuan YiWei Magnesium Factory, Taiyuan YiWei Magnesium Co. Ltd. and Shanxi Nichimen YiWei Magnesium Industry Co., Ltd., all related parties. Excel Rise's results are included with Chang Magnesium's results as described herein.

   o In April 2007 Jinan entered into an oral agreement to form a new entity in coordination with Guangdong Qingyuan Changxin Waste Material Renewable Processing Co., Ltd. in which Jinan had the option to contribute capital to acquire a 51% ownership interest in a new joint venture entity. Upon further review of the opportunity, Jinan did not to pursue this project.

   o As described elsewhere herein, in July 2007, we closed on our 100% equity interest in Asia Magnesium. As a result we obtained Asia Magnesium's right to invest up to $3,380,000 to acquire a 52% interest in Shangxi Gu Country Jinwei Magnesium Corp., Ltd., a Chinese limited liability and joint venture entity ("Jinwei Magnesium") which, upon completion of manufacturing facilities in 2008 is designed to produce 20,000 tons of magnesium annually. On July 2, 2007 we paid our initial contribution of $1,050,000 and on August 1, 2007, we contributed an additional $1,480,000. We expect to contribute the remaining $850,000 by December 31, 2007.

         During the six months ended June 30, 2007 our consolidated revenues included revenues from China Direct Consulting, Lang Chemical, Chang Magnesium, and CDI Wanda. In the aggregate, revenues from CDI China represented approximately 93.2% of our consolidated revenues. We did not report any revenues related to Luma Logistics, Big Tree, or CDI Magnesium during the six months ended June 30, 2007.

         During the first six months of Fiscal 2007 China Direct Consulting, Lang Chemical, Chang Magnesium and CDI Wanda have all significantly increased their revenues from the comparable periods in Fiscal 2006.

         Since our acquisitions of Lang Chemical and Chang Magnesium during the fourth quarter of Fiscal 2006 and Big Tree, CDI Wanda, and CDI Magnesium in Fiscal 2007 as of June 30, 2007, we have provided those companies, in the aggregate, with approximately $3,012,708 of investment capital. Subsequent to June 30, 2007, we have provided Jinwei Magnesium with $2,488,000 of investment capital. As described later in this section, we have commitments to fund an additional $1,600,000 of investment capital to our subsidiaries over the next 12 months. This capital will be used to expand operations and increase margins by enabling our subsidiaries to operate on better terms than were previously available to them. In addition management estimates an additional $2,400,000 of operational expenses will b eincurred by our parent company over the next 12 months.

         We continue to seek expansion of our professional staff at China Direct Consulting as well as our operating subsidiaries to support growth. We believe we can assist each of our subsidiaries in their efforts to grow and expand their business. Furthermore we believe that, with access to capital, each of our subsidiaries could capitalize on business opportunities and increase profits. In an effort to fully pursue the expansion of our business plan which includes providing investment capital to grow the operations of our current subsidiaries and also build our business through new accretive acquisitions, we may be required to raise additional investment capital through private or public financing, although at this time, we have no specific plans to do so.

         During the balance of Fiscal 2007 and beyond we face a number of challenges in growing our business, such as the continuing integration of our subsidiaries based in the PRC. Also, we will need to secure additional investment capital to continue with managements plan of acquiring controlling interests in additional acquisition targets. This investment capital would be in addition to our current acquisition and working capital commitments as mentioned above. During Fiscal 2007 we will continue to work with the management of our subsidiaries to identify strategies to maximizereturns. These strategies may take the form of an investment for a new factory, increasing manufacturing capacity, upgrading of existing facilities, marketing, hiring and training of additional workforce personnel, or acquiring assets complimentary to these companies. As a result of the rapid growth of our company since the third quarter of Fiscal 2006, we also face challenges related to hiring and training the necessary personnel to manage these operations.

         Even though we are a U.S. company, many of our subsidiaries and their operations are located in the PRC. As such we face certain risks associated with doing business in that country. These risks include risks associated with the ongoing transition from state business ownership to privatization, operating in a cash-based economy, dealing with inconsistent government policies, unexpected changes in regulatory requirements, export restrictions, tariffs and other trade barriers, challenges in staffing and managing operations in a communist country, differences in technology standards, employment laws and business practices, longer payment cycles and challenges in collecting accounts receivable, changes in currency exchange rates and currency exchange controls. We are unable to control the vast majority of these risks associated both with our operations and the country in which they are located and these risks could result in significant declines in our revenues and adversely affect our ability to continue as a going concern.

RESULTS OF OPERATIONS

         For accounting purposes, for the six months ended June 30, 2007 we reported our operations in four segments:

         o CDI Consulting, which includes our parent company, CDI Shanghai Management and its subsidiary Capital One Resource,

         o  Chang Magnesium,

         o  Lang Chemical, and

         o  CDI Wanda.

SIX MONTHS ENDED JUNE 30, 2007 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2006

                                                   FOR THE SIX     FOR THE SIX
                                                  MONTHS ENDED    MONTHS ENDED      INCREASE/
                                                  JUNE 30, 2007   JUNE 30, 2006     DECREASE
                                                  ------------    ------------    ------------
Revenues ......................................   $ 70,511,910    $    241,832    $ 70,270,078
Revenues-related party ........................        880,000         145,000         735,000
                                                  ------------    ------------    ------------
   Total revenues .............................     71,391,910         386,832      71,005,078
Cost of revenues ..............................     64,209,395         148,794      64,060,601
                                                  ------------    ------------    ------------
Gross profit ..................................      7,182,515         238,038       6,944,477
   Selling, general, and administrative-related
     party ....................................              -          11,252         (11,252)
   Selling, general, and administrative .......      1,684,926         842,088         842,838
                                                  ------------    ------------    ------------
   Total operating expenses ...................      1,684,926         853,340         831,586
   Operating income (loss) ....................      5,497,589        (615,302)      6,112,891
                                                  ------------    ------------    ------------
Other income ..................................        381,369               -         381,369
Interest income ...............................         71,021               -          71,021
Unrealized gain on trading securities .........              -         273,500        (273,500)
Realized gain on sale of marketable securities         206,236          43,345         162,891
Realized loss on sale of marketable
securities-related party ......................        (32,014)              -         (32,014)
                                                  ------------    ------------    ------------
Total other income ............................        626,612         316,845         309,767
                                                  ------------    ------------    ------------
Net income before income taxes ................      6,124,201        (298,457)      6,422,658
Income taxes expense ..........................       (754,731)        118,189        (872,920)
                                                  ------------    ------------    ------------
Net income before minority interest ...........      5,369,470        (180,268)      5,549,738
Minority interest in income of subsidiary .....     (1,230,859)              -      (1,230,859)
                                                  ------------    ------------    ------------
Net income (loss) .............................      4,138,611        (180,268)      4,318,879
Foreign currency translation gain .............        248,049               -         248,049
Unrealized (loss) gain on marketable securities
held for sale, net of income taxes ............       (559,224)              -        (559,224)
                                                  ------------    ------------    ------------
Unrealized (loss) gain on marketable securities
held for sale, net of income taxes ............       (556,082)      1,395,240      (1,951,322)
                                                  ------------    ------------    ------------
Comprehensive income ..........................   $  3,271,354    $  1,214,972    $  2,056,382
                                                  ============    ============    ============

REVENUES

         Our revenues for the six months ended June 30, 2007 were $71,391,910 as compared to revenues of $386,832 for the six months ended June 30, 2006. Included in revenues for the six months ended June 30, 2007 were revenues of $4,585,203 attributable to China Direct Consulting (approximately 6.4% of total revenues), revenues of $26,718,525 attributable to Lang Chemical (approximately 37.4% of total revenues), revenues of $37,861,436 attributable to Chang Magnesium (approximately 53% of total revenues), and revenues of $2,226,746 attributable to CDI Wanda (approximately 3.1% of total revenues). For the six months ended June 30, 2006 our revenues were solely from the operations of China Direct Consulting.

         China Direct Consulting generates revenues by providing consulting services to its client companies. China Direct Consulting's revenues for the six months ended June 30, 2007 increased $4,198,371, or approximately 1,085.3%, as compared to the six months ended June 30, 2006. This increase is primarily attributable to revenues from new consulting contracts or additional services rendered to existing clients.

         Included in China Direct Consulting's revenues for June 30, 2007 are cash revenues of $877,205 and revenues attributable to the value of securities received as compensation for its services of $3,707,998. Of the $3,707,998 in revenues attributable to the value of securities received as compensation, $2,827,998 is related to compensation received for services rendered to clients and $880,000 is related to the value of securities received as compensation for services rendered to a client company which is a related party. Included in China Direct Consulting's revenues for the six months ended June 30, 2006 are cash revenues of $58,682 and cash revenues from a related party of $145,000 and revenues attributable to the value of securities received as compensation for its services of $183,150.

         For the six months ended June 30, 2007 China Direct Consulting generated revenues of $880,000 from Dragon Capital Group Corp., a related party, which represents the value of securities received as compensation. For the six months ended June 30, 2006, we received cash fees of $145,000 from Dragon Capital Group Corp., a related party.

         Management expects revenues for China Direct Consulting will continue to increase during the balance of Fiscal 2007. Following our capital raise in the fourth quarter of Fiscal 2006 we began expanding our infrastructure to support the addition of more consulting clients. As well in July 2007 we received net proceeds of $4,130,378 from the exercise of Class B Warrants. As a result we have added personnel in the areas of business representation, accounting, legal and administration and we are actively marketing China Direct Consulting's services to potential new clients. In addition, China Direct Consulting will record deferred revenue in each of Fiscal 2007 and Fiscal 2008 which represents revenues China Direct Consulting has received for services which are being amortized over the term of the consulting agreements. We anticipate that $1,311,635 will be recognized over the next 12 months, and the remaining $248,950 will be recognized prior to December 31, 2008.

         Lang Chemical generated revenues of $26,718,525 for the six months ended June 30, 2007 from the sale and distribution of industrial grade synthetic chemicals. The majority of Lang Chemical's customers are industrial manufacturing facilities and trading companies. As described in Note 7-Pro Forma Financial Information (unaudited) to the consolidated financial statements appearing elsewhere in this quarterly report, for the six months ended June 30, 2006 Lang Chemical had total revenues of $15,421,914. The increase in revenues as Compared to the six months ended June 30, 2006 and the six months ended June 30, 2007 is primarily attributable to the expansion of products offered by Lang Chemical. We anticipate that Lang Chemical's revenues will continue to increase in the remaining periods of Fiscal 2007.

         Chang Magnesium generated revenues of $37,861,436 for the six months ended June 30, 2007. Chang Magnesium and its wholly owned subsidiaries Changxin Trading and Excel Rise process and distribute various forms of magnesium including magnesium powder, magnesium scrap, magnesium alloy and various grades of ordinary magnesium slabs. As set forth in Note 7 Pro Forma Financial Information (unaudited) to the consolidated financial statements appearing elsewhere in this quarterly report, for the six months ended June 30, 2006 Chang Magnesium had total revenues of $11,150,506. The increase in revenues from the six months ended June 30, 2006 as compared to the six months ended June 30, 2007 is attributable to the commencement of operations of the refinery as well as the additional operations of Excel Rise. During the six months ended June 30, 2006 Chang Magnesium's operations were limited to its Changxin Trading subsidiary. We also reasonably believe Chang Magnesium will report increasing revenues for the remaining periods of Fiscal 2007.

         For the CDI Wanda Reporting Period, CDI Wanda generated revenues of $2,226,746 from the sale of alternative energy and recycling applications as well provided ancillary services to oil refineries. As set forth in Note 7 Pro Forma Financial Information (unaudited) to the consolidated financial statements appearing elsewhere in this quarterly report, for the six months ended June 30, 2006 CDI Wanda had total revenues of $116,231. The increase in revenues from the six months ended June 30, 2006 as compared to the CDI Wanda Reporting Period is attributable to increased market acceptance of alternative energy and recycling applications provided by CDI Wanda. For the CDI Wanda Reporting Period, CDI Wanda generated non-recurring revenues of $1,240,000 from Evermore Energy Company, located in Australia, and revenues of $415,000 from Russian Aurora Energy Company located in Russia. Based upon information known to us at this time, we also reasonably believe it will report increasing revenues for the remaining periods of Fiscal 2007.

COST OF REVENUES AND GROSS PROFIT

         For the six months ended June 30, 2007, our total cost of revenues was $64,209,395, as compared to $148,794 for the six months ended June 30, 2006, an increase of $64,060,601 or approximately 43,053%. Of the total cost of revenues of $64,209,395, $26,111,975 is attributable to Lang Chemical, $35,506,327 is attributable to Chang Magnesium, $1,792,262 is attributable to CDI Wanda for the CDI Wanda Reporting Period (February 12, 2007 through June 30, 2007), and $798,831 is attributable to China Direct Consulting.

         Cost of revenues for China Direct Consulting includes direct costs it incurs in rendering the services to its client companies, which include marketing, business development, legal, auditing and accounting fees directly related to the particular client. In addition, China Direct Consulting may engage certain professional resources to assist in providing the contracted services to the client company and the costs of those professional resources are included in its cost of revenues. China Direct Consulting's arrangements with its consulting clients generally provide that its fee will cover the costs of attorneys, accounting personnel, and auditors working on behalf of the client company. As these professionals generally will not provide services on a fixed fee basis, and the scope of the services necessary for a particular client company can vary from project to project, China Direct Consulting's cost of revenues can ultimately be significantly higher than it initially projected, which can adversely impact our gross profit margins. China Direct Consulting's cost of revenues as a percentage of revenues was approximately 17% for the six months ended June 30, 2007 as compared to approximately 39% for the six months ended June 30, 2006. The costs of revenues in future periods will be expensed as incurred and, accordingly, while the revenues from contracts will be recognized ratably over the term of the agreement, the gross profit margin on revenues from these deferred revenues can vary from period to period, as evidenced by the change from the six months ended June 30, 2007 to the comparable period in Fiscal 2006.

         Lang Chemical's cost of revenues includes the cost of goods it sells. For the six months ended June 30, 2007, Lang Chemical's cost of revenues was $26,111,975 or approximately 97.7% of its revenues, which is consistent with its historical operations. As set forth in Note 7-Pro Forma Financial Information (unaudited) to the consolidated financial statements appearing elsewhere in this quarterly report, for the six months ended June 30, 2006, its cost of revenues was approximately 98.7% of its total sales. We estimate gross margins for Lang Chemical could potentially improve as a result of their ability to access capital following our acquisition of control of that company, which could allow Lang Chemical to garner better terms and as a result improved margins. As well we estimate gross margins could improve if Lang Chemical could manufacture, sell and distribute its own products. Our capital expenditure plan for Fiscal 2007 and beyond include capital to construct a manufacturing facility for our Lang Chemical segment. The anticipated cost of completing this facility is approximately $3,000,000 and we will need to secure additional investment capital to complete construction of the facility. We believe operating margins at Lang Chemical could improve if they were to manufacture, sell and distribute their own product. As a result although we are not contractually committed to invest the additional working capital, management of China Direct estimates it would improve the operating margin of Lang Chemical and would be in the best interest of China Direct and its shareholders to commit the additional working capital to our Lang Chemical segment.

         Chang Magnesium's cost of revenues includes the cost of goods it sells. For the six months ended June 30, 2007, Chang Magnesium's cost of revenues was $35,506,327 or approximately 93.8% of its revenues. As set forth in Note 7 Pro Forma Financial Information (unaudited) to the consolidated financial statements appearing elsewhere in this quarterly report, for the six months ended June 30, 2006 cost of revenues for Chang Magnesium was approximately 98.9% of its total sales. This reduction in cost of revenues as a percentage of revenues and improvement in gross margin for the six months ended June 30, 2007 is attributable to reduced cost of goods on inventory levels maintained at December 31, 2006 which were purchased at a time when market prices of magnesium had decreased.

         We anticipate that Chang Magnesium will continue to report gross profit margins ranging from 6% to 8% during the balance of Fiscal 2007. Furthermore we anticipate gross margins at Chang Magnesium could improve should they be able to increase the revenues contributed from the manufacturing of magnesium in relation to the revenues generated by Changing Trading. Chang Magnesium earns a higher gross profit on the manufacture of magnesium as opposed to the trading of magnesium. If we could acquire additional magnesium operations for Chang Magnesium, and increase revenues related to the manufacturing of magnesium, we estimate gross profit could improve. While we are actively pursuing opportunities to acquire additional magnesium operations, as of the date of this report we do not have any agreements in place to acquire additional magnesium producing facilities. Although we are not contractually committed to invest the additional working capital, management of China Direct estimates it would improve the operating margin of Chang Magnesium and would be in the best interest of China Direct and its shareholders to commit the additional working capital to our Chang Magnesium segment.

         CDI Wanda's cost of revenues includes the cost of goods it sells. For the CDI Wanda Reporting Period, its cost of revenues was approximately 80% of its revenues. As set forth in Note 7 Pro Forma Financial Information (unaudited) to the consolidated financial statements appearing elsewhere in this quarterly report, for the six months ended June 30, 2006 cost of revenues for CDI Wanda was approximately 97% of its total sales. This decrease in the cost of revenues as a percentage of revenues and the corresponding increase in gross margin for the six months ended June 30, 2007 is attributable to increased cost associated with the design of new equipment in 2006 for which there were no comparable costs for the six months ended June 30, 2007. As CDI Wanda gains experience in the construction process certain efficiencies have been realized which have served to reduce the cost of goods sold. We expect CDI Wanda will generate gross margins of 10% to 15% during the balance of Fiscal 2007.

TOTAL OPERATING EXPENSES

         Our total operating expenses for the six months ended June 30, 2007 were $1,684,926 as compared to $853,340 for the six months ended June 30, 2006, an increase of $831,586, or approximately 97%. Of our total operating expenses for the six months ended June 30, 2007, $843,085 is attributable to our parent company, $207,733 is attributable to Lang Chemical, $184,624 is attributable to Chang Magnesium, $364,679 is attributable to CDI Wanda, and $84,805 is attributable to CDI China which includes CDI Shanghai Management and its wholly owned subsidiary Capital One Resource.

         The parent company and China Direct Consulting's operating expenses decreased $10,255, or approximately 1% for the six months ended June 30 from 2007 to 2006. These operating expenses generally consist of selling, general and administrative expenses, including officers' and employees' compensation, professional fees, such as legal, accounting, and professional resources, and travel expenses. The decrease for the six months ended June 30, 2007 reflects China Direct Consulting's reduced dependence on external consultants. In the six months ended June 30, 2007 we increased our infrastructure to support the expansion of our CDI China business model. As a result we have reduced our dependence on outside professionals. Notwithstanding the foregoing, we anticipate operating expenses for the parent company and China Direct Consulting will increase as we expand our operations and implement our business model. Included in these anticipated increases are salaries and benefits for additional employees, increased marketing and advertising expenses as well as increased professional fees. In addition, we have engaged a consultant to assist in our efforts to comply with the enactment of Section 404 of the Sarbanes-Oxley Act of 2002 as it relates to small business issuers such as our company. In connection with our annual report for Fiscal 2007 our management will be required to provide an assessment of the effectiveness of our internal control over financial reporting, including a statement as to whether or not internal control over financial reporting is effective. In order to comply with this requirement we have engaged Accretive Solutions, Inc. to undertake an analysis of our internal controls. We expect the costs associated with the development of the necessary documentation and testing procedures required will be significant due to the diversity of our operations and the number of subsidiaries located outside the U.S. We expect this expense will increase considerably for the remainder of Fiscal 2007 and into Fiscal 2008 as well.

         Lang Chemical's operating expenses include selling expenses as well as general and administrative expenses. Total operating expenses for Lang Chemical for the six months ended June 30, 2007 were $207,733, and included selling expenses of $232,171 and general and administrative expenses of $79,055. The general and administrative expenses were offset by a bad debt recovery of $103,493. As set forth in Note 7-Pro Forma Financial Information (unaudited) to the consolidated financial statements appearing elsewhere in this quarterly report, for the six months ended June 30, 2006 Lang Chemical had total operating expenses of $173,926 which represented approximately 1.1% of its revenues for the six months ended June 30, 2006 as compared to $207,733, (adjusted for the one time bad debt recovery) or approximately 0.8%, for the six months ended June 30, 2007. Prior to the one time bad debt recovery of $103,493 Lang Chemical operating expenses were $311,226 or approximately 1.1% of its revenues for the six months ended June 30, 2007, in line with historical performance. We anticipate that Lang Chemical's operating expenses for the balance of Fiscal 2007 will be consistent with those recognized for the 12 months ended December 31, 2006.

         Chang Magnesium operating expenses include selling expenses as well as general and administrative expenses. Total operating expenses for Chang Magnesium of $184,624 for the six months ended June 30, 2007 generally consist of selling expenses of $73,699, and general and administrative expenses of $110,925. As set forth in Note 7-Pro Forma Financial Information (unaudited) to the consolidated financial statements appearing elsewhere in this quarterly report, for the six months ended June 30, 2006 Chang Magnesium had total operating expenses of $182,210 which represented approximately 1.6% of its revenues for the six months ended June 30, 2006 as compared to $184,624, or approximately 0.05%, for the six months ended June 30, 2007. For the six months ended June 30, 2006 operating expenses for Chang Magnesium included shipping expenses as a component of selling expenses, while for the six months ended June 30, 2007, Chang Magnesium passed the shipping expenses along to its customers. As a result selling expenses were reduced for the six months ended June 30, 2007. However the decrease in selling expenses will be offset by an expected increase in general and administrative expenses as Chang Magnesium expands their operations. We anticipate that Chang Magnesium's operating expenses for Fiscal 2007 will be consistent with those recognized for the 12 months ended December 31, 2006, subject to any impact of shipping costs.

         CDI Wanda's total operating expenses include selling expenses as well as general and administrative expenses. For the CDI Wanda Reporting Period (February 12, 2007 through June 30, 2007) operating expenses related to CDI Wanda are $364,679. These operating expenses consist of selling expenses of $171,976 and general and administrative expenses of $192,703. As set forth in
Note 7 Pro Forma Financial Information (unaudited) to the consolidated financial statements appearing elsewhere in this quarterly report, for the six months ended June 30, 2006 CDI Wanda had total operating expenses of $3,623, which represented approximately 3.1% of its revenues for the six months ended June 30, 2006 as compared to $364,679, or approximately 0.05%, for the CDI Wanda Reporting Period. We anticipate that CDI Wanda's operating expenses for Fiscal 2007 will be consistent with those recognized for the 12 months ended December 31, 2006.

         CDI China's operating expenses of $84,805 for the six months ended June 30, 2007 consist of general and administrative expenses of related to CDI Shanghai Management and its wholly owned subsidiary Capital One Resource. CDI China was created in August 2006; as such there were no operations for the six months ended June 30, 2006.

OTHER INCOME (EXPENSE)

         Our total other income for the six months ended June 30, 2007 was $626,612, as compared to $316,845 for the six months ended June 30, 2006, an increase of $309,767 or approximately 97.8%. The increase is primarily the result of a recovery of $372,069 worth of accrued income taxes, interest income of $24,528, and a gain on the conversion of foreign currency of $5,184 related to our Chang Magnesium segment, and interest income of $43,021, $2,911, and $5,893 related to China Direct Consulting, Lang Chemical, and CDI Wanda, respectively. These amounts were offset by interest expense of $1,216 related to CDI China. The $372,069 of accrued income taxes represents the value of accrued income taxes at December 31, 2006 which was recovered by Chang Magnesium in the six months ended June 30, 2007. We realized a gain on the sale of marketable securities of $174,222 related to our parent company, for the six months ended June 30, 2007 as compared to no such recovery of accrued income taxes and a realized gain on the sale of marketable securities of $43,345 for the six months ended June 30, 2006. Commencing in the first quarter of 2007, we reclassified investment in trading securities to investment in marketable securities held for sale; accordingly unrealized gains or losses on marketable securities held for sale are included as a component of comprehensive income. As described elsewhere herein, the gain or loss is a result of fluctuations in the market price of the underlying security. These non cash gains or losses can have a significant impact, positive or negative, on our results of operations. We recognized interest income on cash balances held during the six months ended June 30, 2007.

INCOME TAX BENEFIT (EXPENSE)

         For the six months ended June 30, 2007 we recorded an income tax expense of $754,731 as compared to an income tax expense of $118,189 for the six months ended June 30, 2006, an increase of $872,920, or approximately 739%. As we report profitable operations we are required to record income tax expenses on those operations. However, as the majority of revenues related to China Direct Consulting are paid in the form of securities, some of which are restricted from sale at the time received, our revenue model creates a risk that we will not have sufficient cash reserves to satisfy our tax obligations as they become due. China Direct Consulting provides its services pursuant to written agreements which may vary in duration. Revenues are recognized over the terms of the agreements. China Direct Consulting recognized revenues of $3,707,998 and $183,150 in connection with the receipt of securities, based on the terms of the consulting contracts, for the six months ended June 30, 2007 and 2006, respectively. China Direct Consulting recorded deferred revenues of $1,560,585 in connection with the receipt of securities, based on the terms of the consulting contracts, at June 30, 2007. At June 30, 2007 our consolidated balance sheet reflects a deferred income tax liability for income tax of $0. The recognition of these revenues, however, will not provide offsetting cash to us for the payment of current taxes.

NET INCOME (LOSS)

         For the six months ended June 30, 2007 we reported net income of $4,138,611 as compared to net loss of $180,268 for the six months ended June 30, 2006, an increase of $4,318,879 or approximately 2,396%. This increase for the six months ended June 30, 2007 is primarily attributable to net income of $202,207 from Lang Chemical, adjusted for our 51% ownership interest, $1,150,002 from Chang Magnesium, adjusted for our 51% ownership interest, $25,866 from CDI Wanda, adjusted for our 51% ownership interest, and $2,760,536 from China Direct Consulting.

FOREIGN CURRENCY TRANSLATION GAIN (LOSS)

         As described elsewhere herein, the functional currency of our Chinese subsidiaries is the RMB. The financial statements of our subsidiaries are translated to U.S. dollars using period end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations and were not material during the period presented. We reported a foreign currency translation gain of $248,049 for the six months ended June 30, 2007 as compared to $0 for comparable period in Fiscal 2006.

UNREALIZED GAIN ON MARKETABLE SECURITIES HELD FOR SALE, NET OF INCOME TAX

         As described elsewhere herein, if we are unable to liquidate securities received as compensation these securities are classified on our consolidated balance sheet as marketable securities held for sale. The unrealized gain on marketable securities held for sale, net of income tax, represents the change in the fair value of these securities as of the end of the financial reporting period. For the six months ended June 30, 2007, we recognized an unrealized loss of $559,224 on marketable securities held for sale, net of income tax, and an unrealized loss of $556,082 on marketable securities held for sale-related party, net of income tax, for a combined total loss on marketable securities held for sale, net of income tax, and on marketable securities held for sale-related party, net of income tax, of $1,115,306 as compared to an unrealized gain of $1,395,240 for the six months ended June 30, 2006, a decrease of $279,934 or 20.1%. Unrealized gains or losses on marketable securities held for sale and unrealized gains or losses on marketable securities held for sale-related party are recognized as an element of comprehensive income in our consolidated statement of operations on a monthly basis based on changes in the fair value of the security as quoted on national or inter-dealer stock exchanges. Once liquidated, the realized gain or loss on the sale will be reflected in our net income for the period in which the security is liquidated. At June 30, 2007 and June 30, 2006 the total amount on marketable securities held for sale reflect securities of Dragon Capital Group Corp., a related party, and this figure represents the value of securities we received as compensation. As described elsewhere herein, the unrealized loss is a result of fluctuations in the market price of underlying securities. These non cash charges, whether gains or losses, can have a significant impact, positive or negative, on our results of operations. Furthermore, as described elsewhere herein, we may never be able to liquidate these securities.

COMPREHENSIVE INCOME

         We reported comprehensive income of $3,271,354 for the six months ended June 30, 2007 as compared to $1,214,972 for the six months ended June 30, 2006, an increase of $2,056,382, or 169%. Comprehensive income is the sum of our net income plus unrealized gains or losses on marketable securities held for sale, net of income tax plus unrealized gains or losses on marketable securities held for sale-related party, net of income tax. Comprehensive income includes the gain or loss of on all marketable securities held for sale, including related party securities. These securities are valued based on changes in the fair value of the underlying security as quoted on national or inter-dealer stock exchanges. Once liquidated, the realized gains or losses will be reflected in our net income for the period in which the security was liquidated. As mentioned earlier we reported a net income of $4,138,611 and a foreign currency translation gain of $248,049. These two figures when combined with the total unrealized loss of $1,115,306 as described in the section above, amounts to $3,271,354 of comprehensive income for the six months ended June 30, 2007.

LIQUIDITY AND CAPITAL RESOURCES

         Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. The following table provides certain balance sheet comparisons between June 30, 2007 and December 31, 2006:

                                                             JUNE 30,     DECEMBER 31,
                                                               2007           2006          CHANGE
                                                           ------------   ------------   ------------
Working Capital ........................................   $ 14,447,941   $  6,788,638   $  7,659,303
Cash ...................................................      8,132,795      3,030,345      5,102,450
Cash-Restricted ........................................              -        447,713       (447,713)
Notes Receivable .......................................        192,031        942,117       (750,086)
Investment in marketable securities, held for sale .....      3,060,463              -      3,060,463
Investment in marketable securities, held for
sale-related party .....................................      1,511,340      1,325,400        185,940
Investment in trading securities .......................              -      2,166,603     (2,166,603)
Investment in trading securities-related party .........              -        311,611       (311,611)
Accounts receivable, net ...............................     10,250,851      2,770,062      7,480,789
Inventories ............................................      1,634,963      5,494,292     (3,859,329)
Prepaid expenses and other assets ......................      6,003,756      1,272,246      4,731,510
Prepaid expenses-related party .........................        418,875              -        418,875
Other receivables ......................................        683,451              -        683,451
Due from related parties ...............................      1,434,946              -      1,434,946
Total current assets ...................................     33,323,471     17,312,676     16,010,795
Property, plant and equipment, net .....................      3,577,621      2,753,468        824,153
Prepaid expenses-long term .............................        295,776        321,548        (25,772)
Property use rights, net ...............................         66,666              -         66,666
                                                           ------------   ------------   ------------
Total assets ...........................................   $ 37,263,534   $ 20,835,405   $ 16,428,129
                                                           ------------   ------------   ------------

Loans Payable-short term ...............................   $    167,540   $  1,536,064     (1,368,524)
Accounts payable and accrued expenses ..................      5,229,225      4,517,354        711,871
Accounts payable-related party .........................      4,692,308      1,546,880      3,145,428
Liabilities in connection with acquisition-related party        368,272              -              -
Advances from customers ................................      3,395,088        916,764      2,478,324
Deferred revenues-short term ...........................      1,311,635        779,900        531,735
Other payables .........................................      3,166,027         45,623      3,120,404
Income tax payable .....................................        528,099      1,013,920       (485,821)
Due to related parties .................................         17,336        140,893       (123,557)
Deferred income tax payable ............................              -         26,640        (26,640)
Total current liabilities ..............................     18,875,530     10,524,038      8,351,492
Deferred revenues-long term ............................        248,950        779,900       (530,950)
Long-term debt .........................................              -         22,793        (22,793)
                                                           ------------   ------------   ------------
Total Liabilities ......................................   $ 19,124,480   $ 11,326,731   $  7,797,749
                                                           ------------   ------------   ------------

         At June 30, 2007, we held cash and cash equivalents of $8,132,795 and working capital of $14,447,941. Our working capital increased from $6,788,638 at December 31, 2006 an increase of $7,659,303. Our cash position increased from $3,030,345 at December 31, 2006 to $8,132,795, an increase of $5,102,450. At
June 30, 2007 our cash position by geographic area is as follows:

         United States         $4,206,245
         China .......          3,926,550
                               ----------
         Total .......         $8,132,795
                               ==========

         In addition to the increase in cash and cash equivalents of $5,102,450, our current assets increased to $33,323,471 at June 30, 2007 from $17,312,676 at December 31, 2006 an increase of $16,010,795 or approximately 92%. Changes in our total assets from December 31, 2006 to June 30, 2007 include the following:

   o an increase of $7,480,789 in accounts receivable. At June 30, 2007 our consolidated balance sheet reflects a total accounts receivable due us, net of allowance for doubtful accounts of $8,485, of $10,250,851 as compared to $2,770,062 at December 31, 2006. Included in the amount due at June 30, 2007 is $228,333 due China Direct Consulting, $6,500,096 due Chang Magnesium, $3,474,421 due Lang Chemical, and $48,001 due CDI Wanda. Chang Magnesium, Lang Chemical and CDI Wanda all generally offer payment terms of 90 days. For the six months ended June 30, 2007, the average turn on accounts receivable for Chang Magnesium was 21 days, the average turn on accounts receivable for Lang Chemical was 16 days, and the average turn on accounts receivable for CDI Wanda was 19 days. China Direct Consulting generally receives payment in full for its services at the time of contract. We do not anticipate any change in either the terms of sale or collection history at these companies in Fiscal 2007

   o an increase of $5,150,385 in prepaid expenses and other assets. At June 30, 2007 our consolidated balance sheet reflects prepaid expenses and other assets of $6,003,756 as compared to prepaid expenses and other assets of $1,272,246 at December 31, 2006. At June 30, 2007 prepaid expenses and other assets of $6,003,756 consists of $479,498 related to China Direct, $430,929 related to Lang Chemical, $5,063,402 related to Chang Magnesium, $25,797 related to CDI Wanda, and $4,130 related to Big Tree. The $479,498 in prepaid expenses and other assets related to China Direct Consulting represents the current portion of the fair value of client securities China Direct Consulting received as payment for its services which were assigned to our executive officers as compensation for their services to China Direct Consulting, in accordance with the terms of 36 month consulting agreements. The $430,929 related to Lang Chemical represents prepayments to vendors for merchandise that had not yet been shipped to Lang Chemical. The $5,063,402 related to Chang Magnesium represents prepayments of $4,570,862 to vendors for merchandise that had not yet been shipped to Chang Magnesium and $492,540 of value added tax refunds available from the Chinese government available to Chang Magnesium. The $25,797 related to CDI Wanda represents prepayments to vendors for merchandise that had not yet been shipped to CDI Wanda. The $4,130 related to Big Tree represents prepayments to vendors for merchandise that had not yet been shipped to Jieyang Big Tree.

   o an increase of $418,875 in prepaid expenses-related party. At June 30, 2007 our consolidated balance sheet includes prepaid expenses-related party of $418,875 as compared to prepaid expenses-related party of $0 at December 31, 2006. Prepaid expenses-related party represents payments of $418,514 to Taiyuan YiWei Magnesium Industry Co., Ltd., a related party, for inventory which has not yet been received by Chang Magnesium. At June 30, 2007, Lang Chemical prepaid NanTong LangYuan Chemical Co., Ltd. $361 for the future delivery of inventory. Taiyuan Yiwei Magnesium Industry Co., Ltd. is a company owned by Yiwei Huang, our minority shareholder in Chang Magnesium. NanTong LangYuan Chemical Co., Ltd. is a company owned by Jingdong Chen and Qian Zhu, our two minority shareholders of Lang Chemical.

   o an increase of $683,451 in other receivables. At June 30, 2007 our consolidated balance sheet includes other receivables of $683,451 as compared to other receivables of $ 0 at December 31, 2006. At June 30, 2007 other receivables consist of $119,238 related to Lang Chemical which represents advances to sales persons for business travel expenses, these advances are non interest bearing and payable on demand, $495,851 relate to Chang Magnesium which represents a refund from a supplier as Chang Magnesium had overpaid on previous orders, $58,745 relate to CDI Wanda which represent a one time purchase of materials which were in turn sold to customer at cost in a courtesy transaction, $7,177 relates to CDI China and represents a security deposit and advance to employees and the remaining balance of $2,440 relates to China Direct Consulting related to advances to an employee, which are non interest bearing and payable upon demand.

   o an increase of $1,434,946 in due from related party which includes:

      o a loan of $996,524 due to Chang Magnesium from Asia Magnesium, during the three months ended March 31, 2007. These funds were advanced to Asia Magnesium who in turn contributed the full amount of the loan to Jinwei Magnesium. Yuwei Huang, our minority shareholder of Chang Magnesium, is the owner of Taiyuan Yiwei Magnesium Co., Ltd., which has an ownership interest in Jinwei Magnesium as of December 2006. The loan was contributed to Asia Magnesium to secure its rights to acquire a 52% equity interest in Jinwei Magnesium, a foreign investment entity ("FIE") formed to build a magnesium processing facility. As mentioned above, effective on July 1, 2007, we acquired both a 100% equity interest in Asia Magnesium and a 52% equity interest in Jinwei Magnesium. There are no written agreements related to this advance from Chang Magnesium to Asia Magnesium, which we deem due upon demand. This liability will be eliminated on our consolidated balance sheet during the third quarter of Fiscal 2007 as a result of the consolidation of these entities, and

      o a loan of $438,422 due from Shantou Dashu Toy Enterprise Co., Ltd. to Jieyang Big Tree. This loan was made prior to our acquisition of control of Jieyang Big Tree. Guihong Zheng, our minority shareholder in Big Tree is an owner of Shantou Dashu Toy Enterprise Co., Ltd.

   o an increase of $824,153 in property, plant and equipment, net of accumulated depreciation of $194,812. At June 30, 2007 we reflect property, plant and equipment, net of accumulated depreciation of $194,812, valued at $3,577,621 as compared to $2,753,468 at December 31, 2006. This increase is attributable to increases of $632,671 and $100,000 as a result of our recent acquisitions of CDI Wanda, CDI Magnesium, respectively, and increases of $13,814 related to our parent company and its wholly owned subsidiary CDI Shanghai Management, an increases of $24,078 at Lang Chemical, and an increase of $53,590 at Chang Magnesium.

   o an increase of $66,666 in property use rights, net of accumulated amortization. In connection with the acquisition of CDI Magnesium, we acquired property use rights valued at $66,666, whereby the Company has rights to use certain properties until February 12, 2010. We will begin amortizing this property use rights when the magnesium refinery commences operations.

   o a combined increase of $768,189 in total investment in trading securities and marketable securities held for sale. This increase is due to the following;

      o an increase of $3,060,463 in investment in marketable securities held for sale. Investment in marketable securities represents the value of securities held by China Direct Consulting which are restricted from sale. $1,450,094 of the increase is related to marketable securities received during the six months ended June 30, 2007 and $1,610,369 is related to the change in the value of marketable securities held at December 31, 2006. This represents the value of securities held by China Direct Consulting at June 30, 2007 which were received as compensation for services rendered. This asset represents securities of Linkwell Corporation (OTCBB: LWLL), Dragon International Group Corp. (OTCBB:
DRGG), Sunwin International Neutraceuticals, Inc. (OTCBB: SUWN) and Sense Holdings, Inc. (OTCBB: SEHO), MediaReady, Inc. (OTCBB: MRED) all of which have fairly liquid trading markets. However, as these shares are all traded in the over the counter market which is generally not considered as liquid a market as an exchange such as NASDAQ, AMEX or the NYSE, we may be unable to liquidate these securities at their current carrying value at such time as we are able to sell the securities,

      o an increase of $185,940 in investment in marketable securities held for sale-related party. This amount consists of securities of Dragon Capital Group Corp., a related party, received as compensation for services. $744,607 of the increase is related to marketable securities received during the six months ended June 30, 2007, which was offset by a decrease of $558,667 in the value of marketable securities held at June 30, 2007 from the carrying value at December 31, 2006. These securities were issued to us by a related party which is a non reporting company whose securities are quoted on the Pink Sheets. Under Federal securities laws these securities cannot be readily resold by us generally absent a registration of those securities under the Securities Act of 1933. Dragon Capital Group Corp., the related party, does not intend to register the securities. Accordingly, while under generally accepted accounting principles we are required to reflect the fair value of these securities on our consolidated balance sheet, they are not readily convertible into cash and we may never realize the carrying value of these securities.

   o a decrease of $2,166,603 in investment in trading securities. At June 30, 2007 all securities are reflected as investment in marketable securities held for sale, and investment in marketable securities held for sale-related party.

   o a decrease of $311,611 in investment in trading securities-related party. At June 30, 2007 all securities are reflected as investment in marketable securities held for sale, and investment in marketable securities held for sale-related party.

         These amounts contributed to a net increase of $768,189 in total investment in trading securities and marketable securities held for sale.

         These increases were offset by the following:

   o a decrease in notes receivable of $750,086. At June 30, 2007 we reflect notes receivable of $192,031 as opposed to $942,117 at December 31, 2006. At June 30, 2007 notes receivable reflect $14,811 and 177,220 due to Lang Chemical and Chang Magnesium, respectively. At December 31, 2006 we reflected a note receivable of $942,117 due to Lang Chemical from Shanghai Wujin Chemical Co., Ltd. This note was related to the purchase of raw materials from Lang Chemical; and has been satisfied in the six months ended June 30, 2007.

   o a decrease of $3,859,329 in inventory. At June 30, 2007 we reflect inventories of $1,634,963 as compared to $5,494,292 at December 31, 2006. The decrease is primarily attributable to a reduction in inventory of approximately $4,092,314 at Chang Magnesium as a result of increased sales. We expect to increase our inventory levels at Chang Magnesium to historic levels during the fourth quarter of 2007. The decrease was offset by the increases of 39,331 at Lang Chemical and an increase of $193,654 at CDI Wanda.

   o a decrease of $25,772 in prepaid expenses-long term. At June 30, 2007 we reflect prepaid expenses-long term of $295,776 as compared to $321,548 at December 31, 2006. This represents prepaid expenses related to China Direct Consulting which represents the fair value of securities received as compensation which were assigned to our executive officers, as described above which will be recognized 12 months beyond the date of our consolidated balance sheet, and

   o a decrease of $447,713 in restricted cash. During the first quarter of Fiscal 2007 Lang Chemical satisfied a loan receivable with a bank for which it had a corresponding deposit of restricted cash. Upon satisfaction of the loan the cash was released.

         As a result of the foregoing, our total assets increased $16,428,129 at June 30, 2007 from December 31, 2006. Of the total assets of $37,263,534 at June 30, 2007, $10,028,366 relate to China Direct which includes, CDI China, China Direct Consulting, CDI Shanghai Management and its wholly owned subsidiary Capital One Resource, $19,646,136 relate to Chang Magnesium and its wholly owned subsidiaries Changxin Trading and Excel Rise, $5,213,724 relate to Lang Chemical, $454,052 relate to Big Tree and its wholly owned subsidiary Jieyang Big Tree, $218,726 relate to CDI Magnesium, and $1,702,530 related to CDI Wanda. China Direct assets primarily consist of cash of $4,206,245, investments in marketable securities held for sale of $3,060,463, investment in marketable securities held for sale-related party valued at $1,511,340, and accounts receivable of $228,333. Chang Magnesium assets primarily consist of cash of $2,515,959, inventory of $1,160,812, property, plant and equipment, net of accumulated depreciation, valued at $2,317,758, and accounts receivable valued at $6,500,096. Lang Chemical assets primarily consist of cash of $398,723, notes receivable of $14,811, accounts receivable of $3,474,421, prepaid expenses and other assets of $430,929, prepaid expenses-related party of $361, inventory of $280,497 and property, plant and equipment, net of accumulated depreciation valued at $494,744.

         Our total liabilities at June 30, 2007 increased $7,797,749 from December 31, 2006. Principal changes in our total liabilities at June 30, 2007 from December 31, 2006 include the following:

   o an increase of $711,871 in accounts payable and accrued expenses. Accounts payable increased to $5,229,225 at June 30, 2007 from $4,517,534 at December 31, 2006. At June 30, 2007 the $5,229,225 includes $230,574 due by our parent company and China Direct Consulting, $2,865,772 due by Lang Chemical, $2,121,883 due by Chang Magnesium, and $10,996 due by CDI Wanda. The increase in accounts payable at June 30, 2007 from December 31, 2006 is primarily attributable to vendors' offer of longer payment terms to Lang Chemical and Chang Magnesium in an effort to forge a relationship with each entity.

   o an increase of $3,145,428 in accounts payable-related party. Accounts payable-related party increased to $4,692,308 as compared to $1,546,880 at December 31, 2006. At June 30, 2007 accounts payable-related party represents amounts due by Chang Magnesium to Taiyuan Yiwei Magnesium Group for the purchase of raw materials. Taiyuan Yiwei Magnesium Industry Co., Ltd., a company owned by Yiwei Huang, our minority shareholder in Chang Magnesium.

   o an increase of $2,478,324 in advances from customers. Advances from customers increased to $3,395,088 at June 30, 2007 from $916,764 at December 31, 2006. Advances from customers represent amounts advanced to Chang Magnesium and Lang Chemical by its customers for product orders which have not yet been shipped. At June 30, 2007 this amount included $3,171,846 related to Chang Magnesium as compared to $605,000 at December 31, 2006, and $129,286 related to Lang Chemical as opposed to $311,000 at December 31, 2006. As well we have $93,956 related to CDI Wanda for which there was no amount reflected at December 31, 2006. These amounts will be reduced when the corresponding order is shipped.

   o an increase of $3,120,404 in other payables. At June 30, 2007 other payables are $3,166,027 as compared to $45,623 at December 31, 2006. The increase is primarily attributable to:

      o $2,540,617 due by Chang Magnesium which includes $1,993,049 due Japan Material Industry Co., Ltd. As described earlier in this section, during the first quarter of Fiscal 2007 this company advanced Chang Magnesium $996,524 funds which Chang Magnesium. These funds were advanced to Asia Magnesium who in turn contributed the full amount of the loan to Jinwei Magnesium. Yuwei Huang, our minority shareholder of Chang Magnesium, is the owner of Taiyuan Yiwei Magnesium Co., Ltd., which has an ownership interest in Jinwei Magnesium as of December 2006. The loan was contributed to Asia Magnesium to secure its rights to acquire a 52% equity interest in Jinwei Magnesium, a foreign investment entity ("FIE") formed to build a magnesium processing facility. As mentioned above, effective on July 2, 2007, we acquired both a 100% equity interest in Asia Magnesium and a 52% equity interest of Jinwei Magnesium. There are no written agreements related to this advance from Chang Magnesium to Asia Magnesium, which we deem due upon demand. During the second quarter of Fiscal 2007, Japan Material Industry Co., Ltd. advanced Chang Magnesium an additional $996,524. This amount will be advanced to Asia Magnesium related to Jinwei Magnesium. There are no written agreements related to this advance to Chang Magnesium which we deem to be an interest free advance, due upon demand. Other payables related to Chang Magnesium include $262,459 due a third party customer related to a refund of an advance from a customer;

      o an increase of $792,147 in VAT tax payable as a result of increased revenues. This increase consists of the following;

         o $285,109 of VAT tax payable related to Chang Magnesium.

         o $383,770 of VAT tax payable related to CDI Wanda

         o $123,268 of VAT tax payable related to Lang Chemical

         o an increase of $118,372 in employee welfare expenses and accrued compensation. This increase consists of the following;

         o $11,847 of employee welfare expenses due at Lang Chemical

         o $36,937 of employee welfare expenses due at CDI Wanda

         o $ 65,772 of accrued compensation due at China Direct Consulting as employee salaries are paid on the first of the month for the prior month service

         o $2,060 of employee welfare expenses due at CDI Magnesium, and

         o $1,756 of employee welfare expenses due at CDI Shanghai Management and its wholly owned subsidiary Capital One Resource.

   o an increase of $368,272 in liabilities in connection with acquisitions-related party as a result of the acquisitions of CDI Wanda, Big Tree and CDI Magnesium. At June 30, 2007 our consolidated balance sheet reflected due to related party of $368,272 which represented amounts payable to our subsidiaries for paid in capital. Included in the amount is $268,272 worth of common stock due to Guihong Zheng and $100,000 reflects the value of common stock due to Wuliang Zhang, the 40% owner of CDI Magnesium. The Company agreed to issue 53,654 shares of its common stock to Guihong Zheng, based on the fair value of each share of $5.00 per share on January 30, 2007; the equivalent of $268,272. The Company agreed to issue 25,000 shares of its common stock, based on the fair value of each share of $4.00 per share on February 6, 2007, equivalent to $100,000 equity of 60% CDI Magnesium on the date of acquisition. As of June 30, 2007, these shares are reflected as a liability in connection with acquisition-related party. We agreed to issue the aggregate of 78,654 shares of our common stock, valued at $368,272, to the minority holders of these companies as consideration for our acquisition of a majority interest. At June 30, 2007 we had yet to issue the shares.

         These increases were offset by the following:

   o a decrease of $485,821 in income tax payable, and

   o a decrease of $1,368,524 in loans payable. Loans payable-short term decreased to $167,540 at June 30, 2007 as compared to $1,536,064 at December 31, 2006. At June 30, 2007 Lang Chemical had short term obligations to a bank totaling $101,964 due January 4, 2008 secured by Lang Chemical property. In addition, at June 30, 2007 CDI Wanda had short term obligations to a bank totaling $65,576 due August 3, 2007. The decrease in loans payable at June 30, 2007 from December 31, 2006 is primarily attributable to the satisfaction of loans during the period.

   o a decrease of $123,557 in due to executive officers. At December 31, 2006 our consolidated balance sheet reflected due to executive officers of $140,893 which represented amounts advanced to us by Dr. Wang and Messrs. Siegel and Stein for working capital. These amounts were satisfied in the first quarter of 2007. At June 30, 2006 $17,336 represents a loan of $4,590 due to Dragon Capital Group Corp., and a loan of $12,746 due to Robert Zhuang, General Manager of CDI Shanghai Management. As of August 3, 2007, these amounts have been satisfied.

   o a decrease of $26,640 in deferred income tax payable. Deferred income tax will be due on deferred revenues when recognized. The recognition of these revenues, however, may not provide offsetting cash to us for the payment of these taxes.

   o a decrease of $22,793 in long term debt which reflects the re-classification of $22,793 from long term debt to loans payable-short term as these amounts are due within 12 months, and

   o a decrease of $530,950 in deferred revenues-long term. At June 30, 2007 our consolidated balance sheet reflects deferred revenues-long term of $248,950 as compared to $779,900 at December 31, 2006. Deferred revenues-long term reflects revenues of China Direct Consulting which are comprised of securities received as compensation which are being amortized over the term of the consulting agreement.

         At June 30, 2007 our total liabilities increased to $19,124,480 from $11,326,731 at December 31, 2006, an increase of $7,797,749 or approximately 69%. At June 30, 2007, $3,378,692 of our total liabilities are related to our parent company and consist primarily deferred revenues-short term of $1,311,635, liabilities in connection with acquisitions of $1,118,272, income tax payable of $403,489, accounts payable and accrued expenses of $230,574, and advances from customers of $65,772. At June 30, 2007 total liabilities related to Lang Chemical are $3,331,913 and primarily consist of accounts payable and accrued expenses of $2,865,772, other payables of $135,115, advances from customers of $129,286, loans payable-short term of $101,964, and income tax payable of $99,776. Liabilities related to Chang Magnesium at June 30, 2007 are $12,526,654 and consist primarily of accounts payable-related party of $4,692,308, accounts payable and accrued expenses of $2,121,883, advances from customers of $3,171,846 and other payables of $2,540,617. Accounts payable-related party consists of amounts due to Taiyuan Yiwei Magnesium Industry Co., Ltd., a company owned by Yiwei Huang, our minority shareholder in Chang Magnesium. As mentioned earlier, other payables related to Chang Magnesium consist of $1,993,049 due Japan Material Industry Co., Ltd., $262,459 due a customer for a refund on an advance from a customer; and $285,109 of value added tax payable. At June 30, 2007 total liabilities related to CDI Wanda are $616,069 and primarily consist of other payables of $414,778, advances from customers of $93,956, loans payable-short term of $65,576, income tax payable of $24,834, accounts payable and accrued expenses of $10,996, and accrued compensation of $5,929.

         At June 30, 2007 our consolidated balance sheet reflects a total minority interest of $5,612,124, of which $923,086 relates to Lang Chemical, $3,927,271 relates to Chang Magnesium, $516,253 relates to CDI Wanda, $178,848 relates to Big Tree, and $66,666 relates to CDI Magnesium. The minority interest represents the equity of the minority shareholders' portion in the subsidiaries of China Direct.

         For the six months ended June 30, 2007, our net increase in cash was $5,102,450. This increase consisted of $2,145,183 of total cash provided by operating activities, $1,297,265 of cash provided by investing activities, $1,483,197of cash provided by financing activities, and the effect of prevailing exchange rates on cash of $176,805.

         Net cash provided by operating activities for the six months ended June 30, 2007 was $2,145,183 as compared to net cash used in operating activities of $(352,870) for the six months ended June 30, 2006, an increase of $2,498,053. For the six months ended June 30, 2007, our operating subsidiaries used cash in operating activities to fund increases in inventory of $4,523,227, received advances from customers of $824,360, fund accounts payable of $697,606, fund accounts payable-related party of $3,145,428, and fund other payables of $2,940,552. These increases were primarily offset by non-cash expenses totaling $2,002,119, a decrease of prepaid expenses of $3,925,410, a decrease of other receivables of 683,451 and a decrease in accounts receivables of $7,455,735.

         Net cash provided by investing activities was $1,297,265 for the six months ended June 30, 2007 as compared to net cash used in investing activities of $111,337 the six months ended June 30, 2006, an increase of $1,185,928. This change is primarily attributable to an increase of $1,192,487 realized on the sale of marketable securities held for sale, a decrease of $750,086 in notes receivable, cash of $55,777 received in conjunction with our acquisitions, a decrease of $447,713 in restricted cash, a decrease of $996,525 in amounts due from related parties and the purchase of $152,273 in property, plant and equipment.

         Net cash provided by financing activities for the six months ended June 30, 2007 was $1,483,197 as compared to $267,698 for the six months ended June 30, 2006, an increase of $1,215,499. This increase includes $17,336 of proceeds from advances from employees, $3,062,500 of proceeds from exercises of options. These increases were offset by repayment of loans payable of $1,455,746 related to Lang Chemical and the repayment of advances in the amount of $140,893 made by our executive officers during the six months ended June 30, 2007.

         Our capital commitments for Fiscal 2007 include $4,130,000 as investment capital to various subsidiaries, including $750,000 to Chang Magnesium, and $3,380,000 to Jinwei Magnesium. We agreed to provide $1,000,000 to Jieyang Big Tree subject to the satisfaction of certain milestones. During the six months ended June 30, 2007 Japan Material Industry Co., Ltd. loaned

Chang Magnesium an aggregate of $1,993,049 of which Chang Magnesium in turn loaned $996,524 to Asia Magnesium. The remaining balance will be in turn contributed to Asia Magnesium. Subsequent to the end of the second quarter of Fiscal 2007 we acquired Asia Magnesium as described elsewhere herein. Accordingly, we will also need to repay the $1,993,049 loan received from Japan Material Industry Co., Ltd.

         Furthermore we intend to commit capital to construct a manufacturing facility for our Lang Chemical segment. The anticipated cost of completing this facility is approximately $3,000,000 and we will need to secure additional investment capital to complete construction of the facility. We are not contractually committed to invest additional working capital to construct the new manufacturing facility for Lang Chemical; however we believe operating margins at Lang Chemical could improve if they were to manufacture, sell and distribute their own product. As a result, although we are not contractually committed to invest the additional working capital, management of China Direct believes it would be in the best interest of China Direct and its shareholders to commit additional working capital to our Lang Chemical segment. In addition, we have certain other obligations for Fiscal 2007 which include:

   o At June 30, 2007 Lang Chemical had short term obligations to a bank totaling $101,964 due January 4, 2008 which is secured by Lang Chemical property. We intend to satisfy this obligation from cash on hand.

   o At June 30, 2007 CDI Wanda had short term obligations to a bank totaling $65,576 due August 3, 2007. We intend to satisfy this obligation from cash on hand.

   o Under the terms of various agreements related to our operating subsidiaries and subject to the satisfaction of certain milestones we have contractually committed to contribute an aggregate of $1,000,000 to Big Tree. As of the date of this report Big Tree has not satisfied the conditions necessary to receive the additional investment capital. In the event Big Tree eventually satisfies the conditions necessary to require additional working capital, this commitment will be satisfied either from our working capital or cash generated by operations.

         Our cash reserves at June 30, 2007 were $8,132,795. In addition, we received $4,282,500 from the exercise of Class B Warrants in July 2007. These cash reserves, management believes, enable us to satisfy our projected material expenditures which include: approximately $2,400,000 for operational expenses related to our parent company, a remaining acquisition commitment of $750,000 due to Chang Magnesium, an acquisition commitment $3,380,000 to Jinwei Magnesium, and $1,000,000 working capital expenditure to Big Tree upon Big Tree satisfying certain operational milestones. However, to fully pursue the expansion of our business plan which includes providing investment capital to grow the operations of our current subsidiaries and also build our business through new accretive acquisitions, we may be required to raise additional investment capital through private or public financing, although at this time, we have no specific plans to do so. As described elsewhere herein, during the first quarter of Fiscal 2007 we engaged Roth Capital Partners as our exclusive investment banker to provide assistance to us at such time as we seek to enter the capital markets. While we would prefer to raise capital through the sale of equity, we could also engage in a debt offering. If we raise additional working capital through the issuance of equity securities, existing stockholders will in all likelihood experience significant dilution. If we raise additional working capital through the issuance of debt, our interest expense will increase and adversely affect our ability to report profitable operations in future periods. Furthermore, notwithstanding the engagement of a banking firm, we may not be able to obtain additional financing when needed or on terms favorable to us. Since we have no commitment for additional capital, we cannot guarantee that we will be successful in securing such additional funds. If we are unable to generate sufficient cash when and as needed, we would not only be unable to fully implement our business model to expand our operations and acquire additional companies, we could be unable to satisfy our current obligations and operating expenses. In this event, we could be forced to curtail our plans to acquire additional companies and be required to restructure our obligations for capital contributions to these majority owned subsidiaries. Without the additional capital, those companies will be unable to expand their existing operations, in the case of Lang Chemical, CDI Wanda and Chang Magnesium, or otherwise operate, in the cases of Asia Magnesium, Big Tree and CDI Magnesium. Any inability on our part to secure additional investment capital during the remainder of Fiscal 2007 as needed will be materially adverse to our results of operations and liquidity.

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

         Net unrealized gains related to investments in trading securities for the six months ended June 30, 2007 and 2006 are $0 and $273,500, respectively. Net realized gain related to investments in marketable securities for the six months ended June 30, 2007 and 2006 are $206,236 and $43,345, respectively. Net realized loss on sale of marketable securities-related party for the six months ended June 30, 2007 and 2006 are $32,014 and $0 respectively.

         Unrealized (losses) or gains on marketable securities held for sale, net of income taxes, for the six months ended June 30, 2007 and June 30, 2006 were $(559,224) and $0 respectively.

         Unrealized (losses) or gains on marketable securities held for sale-related party, net of income taxes, for the six months ended June 30, 2007 and June 30, 2006 were $(556,082) and $1,395,240 respectively.

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

         China Direct Consulting recognized revenues amounting to $4,585,203 and $386,832 for six months ended June 30, 2007 and 2006, respectively, of which $3,707,998 and $183,150 were in connection with the receipt of equity instruments for the six months ended June 30, 2007 and 2006 respectively. Furthermore of these amounts, Dragon Capital Group Corp., a related party comprised $880,000 and $0 of our revenue in connection with the receipt of equity instruments for six months ended June 30, 2007 and 2006, respectively.

                                                          JUNE 30,     JUNE 30,
                                                            2007         2006
                                                         ----------   ----------

Cash .................................................   $  877,205   $   58,682
Cash-related party ...................................            -      145,000
                                                         ----------   ----------
Total Cash ...........................................   $  877,205   $  203,682

Marketable Securities held for sale ..................   $2,827,998   $  183,150
Marketable Securities held for sale-related party ....   $  880,000   $        -
                                                         ----------   ----------

Total Marketable Securities ..........................   $3,707,998   $  183,150
                                                         ----------   ----------
Total China Direct Consulting Revenues ...............   $4,585,203   $  386,832
                                                         ==========   ==========

         Additionally, the Company has deferred revenues of $1,560,585 in connection with the receipt of securities at June 30, 2007. The fees due under the contracts with our consulting clients are amortized over the term of the agreement. Our consolidated balance sheet at June 30, 2007 appearing elsewhere herein reflects both deferred revenues short term, which will be recognized during the next twelve months, and deferred revenues-long term which will be recognized beyond the twelve month period. China Direct Consulting recorded $1,311,635 of deferred revenue-short term for the period ended June 30, 2007. This amount includes the following; securities of Sunwin International Neutraceuticals, Inc. valued at $674,519, securities of Dragon International Group Corp. valued at $311,600, securities of MediaReady, Inc. valued at $88,016 and securities of Sense Holdings, Inc. valued at $237,500. $248,950 will be realized in the year ended December 31, 2008 as the securities are recognized as revenues in accordance with the term of the agreements.

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

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

         On April 3, 2007, Capital One Resource entered into an agreement to acquire a 100% equity interest in Asia Magnesium Industry Co., Ltd., a Hong Kong company ("Asia Magnesium"). As a amended on May 30, 2007, we obtained Asia Magnesium's right to invest up to $3,380,000 to acquire a 52% interest in Shangxi Gu Country Jinwei Magnesium Corp., Ltd., a Chinese limited liability and joint venture entity ("Jinwei Magnesium") which, upon completion of manufacturing facilities in 2008 is designed to produce 20,000 tons of magnesium annually. On July 2, 2007 we paid our initial contribution of $1,050,000 and on August 1, 2007, we contributed an additional $1,480,000. We expect to contribute the remaining $850,000 by December 31, 2007.

         On June 27, 2007, our wholly owned subsidiary CDI Shanghai Management entered into a one year consulting and management agreement with Sense Holdings, Inc. under which CDI Shanghai Management is engaged to provide support to Sense Holdings, Inc. in a variety of areas, including assistance with translation of documents (Chinese/English), identification, evaluation and structure of potential mergers and acquisitions, advice on corporate structure and capital events (i.e. divestitures, spin-offs joint ventures), and evaluate and assess potential sources of investment capital. Sense Holdings, Inc. is a provider of biometric solutions. As compensation for our services, we received an aggregate of 5,000,000 shares of Sense Holdings, Inc. common stock.

         On June 27, 2007, our wholly owned subsidiary, Capital One Resource entered into an agreement with Mr. Aihua Hu in which Hu shall pay to Capital One Resource a success fee of 20% of any shares of common stock Hu receives as consideration pursuant to any merger or acquisition with a U.S. public entity in which Hu utilizes Capital One Resource's consulting services which include: identifying suitable merger and acquisition candidates, performing due diligence on potential merger and acquisition candidates, translation of documents and evaluating and structuring potential mergers and acquisitions.

         On April 24, 2007 our wholly owned subsidiaries, China Direct Consulting and Capital One Resource (together, the "Consultants"), entered into a one year agreement with Sunwin International Neutraceuticals, Inc. ("Sunwin") under which Consultants were engaged to provide support to Sunwin in a variety of areas, including general business consulting, translation services, management of professional resources, identification of potential acquisition targets and investment sources, development of marketing plans and coordination of its public disclosure. Sunwin manufactures and sells stevioside, a natural sweetener, veterinary products and herbs used in traditional Chinese medicine. As compensation for services, Consultants collectively will receive 1,505,000 shares of Sunwin common stock.

ITEM 6.  EXHIBITS

Exhibit No.                       Description
-----------                       -----------

10.1 Shangxi Gu Country Jinwei Magnesium Corp., Ltd. joint venture agreement dated December 12, 2006

10.2     Asia Magnesium share ownership transfer agreement dated April 3, 2007

10.3 Shangxi Gu Country Jinwei Magnesium Corp., Ltd. joint venture agreement supplement dated May 30, 2007

10.4 Consulting agreement between Capital One Resource and Mr. Aihua Hu, June 27, 2007

10.5 Consulting agreement between CDI Shanghai Mangement and Sense Holdings, Inc. dated June 27, 2007

10.6 Consulting agreement between China Direct Consulting and Capital One Resource together, and Sunwin, April 24, 2007

31.1     Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer

31.2     Rule 13a-14(a)/15d-14(a) certificate of Vice President of Finance

32.1     Section 1350 certification of Chief Executive Officer

32.2     Section 1350 certification of Vice President of Finance

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant has caused his report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      China Direct, Inc.

                                      By: /s/ Yuejian (James) Wang
                                          ------------------------
August 8, 2007                        Yuejian (James) Wang, CEO,
                                      principal executive officer

                                      By: /s/ Yi (Jenny) Liu
                                          ------------------
                                      Yi (Jenny) Liu, Vice President of Finance,
                                      principal accounting and financial officer