Form 10QSB
period 2007-09-30
China Direct, Inc
filed 2007-11-14
CIK 1088787

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly report ended September 30, 2007

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

                       APPLICABLE ONLY TO COPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: At November 14, 2007 there were 19,879,610 shares of common stock were issued and outstanding.

Transitional Small Business Disclosure Format (Check one) Yes [ ] No [X]

           CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

         Certain statements in this report contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, the risk of doing business in the People's Republic of China ("PRC"), our ability to implement our strategic initiatives, our access to sufficient capital, the effective integration of our subsidiaries in the PRC into a U.S. public company structure, economic, political and market conditions and fluctuations, government and industry regulation, Chinese and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this report in its entirety. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this report and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

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

   o "Capital One Resource" means Capital One Resource Co., Ltd., a Brunei corporation, and a wholly owned subsidiary of CDI Shanghai Management,

   o "Excel Rise" means Excel Rise Technology Co., Ltd., a Brunei corporation, and a wholly owned subsidiary of Chang Magnesium,

   o "Asia Magnesium" means Asia Magnesium Co., Ltd., a Hong Kong company and a wholly owned subsidiary of Capital One Resource,

   o "Jinwei Magnesium" means Shanxi Gu Country Jinwei Magnesium Co., Ltd., a Chinese limited liability company, and a majority owned subsidiary of Asia Magnesium,

   o "CDI Pan Asia" means CDI Pan Asia Magnesium Co., Ltd. a Chinese limited liability company, and a majority owned subsidiary of CDI China,

   o "CDI Jingkun Zinc" means CDI Jingkun Zinc Industry Co., Ltd. and a majority owned subsidiary of CDI Shanghai Management,

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            CHINA DIRECT, INC. AND SUBSIDIARIES
                                CONSOLIDATED BALANCE SHEET
                                    September 30, 2007
                                        (Unaudited)
                                          ASSETS
Current Assets:
  Cash and cash equivalents ..............................................   $ 17,348,091
  Notes receivable .......................................................      1,013,698
  Investment in marketable securities held for sale ......................      2,816,478
  Investment in marketable securities held for sale-related party ........      1,486,589
  Accounts receivable, net of allowance for doubtful accounts of $8,606 ..      9,889,643
  Accounts receivable-related party ......................................        140,777
  Inventories ............................................................      4,393,364
  Prepaid expenses and other assets ......................................     11,991,830
  Prepaid expenses-related party .........................................      1,423,766
  Other receivables ......................................................        727,819
                                                                             ------------
     Total current assets ................................................     51,232,055

Restricted cash ..........................................................        608,347
Property, plant and equipment, net of accumulated depreciation of $406,353      5,709,747
Prepaid expenses .........................................................        302,360
Property use rights, net .................................................         66,666
                                                                             ------------

     Total assets ........................................................   $ 57,919,175
                                                                             ============

                           LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Loans payable ..........................................................   $  3,159,021
  Accounts payable and accrued expenses ..................................      7,483,812
  Accounts payable-related party .........................................      3,779,516
  Liabilities in connection with acquisitions-related party ..............        100,000
  Advances from customers ................................................      4,514,230
  Deferred revenues-short term ...........................................        834,886
  Other payables .........................................................      1,098,391
  Taxes payable ..........................................................        267,038
                                                                             ------------
     Total current liabilities ...........................................     21,236,894

Deferred revenues-long term ..............................................        124,475

Minority interest ........................................................      9,672,279

Stockholders' Equity:
  Preferred Stock: $.0001 par value, 10,000,000 authorized, no shares
    issued and outstanding ...............................................              -
  Common Stock; $.0001 par value, 1,000,000,000 authorized, 18,458,297
    issued and outstanding ...............................................          1,846
  Additional paid-in capital .............................................     20,652,389
  Deferred compensation ..................................................        (97,960)
  Accumulated comprehensive loss .........................................     (1,420,091)
  Retained earnings ......................................................      7,749,343
                                                                             ------------

     Total stockholders' equity ..........................................     26,885,527
                                                                             ------------

     Total liabilities and stockholders' equity ..........................   $ 57,919,175
                                                                             ============

                 See notes to unaudited consolidated financial statements
                                             4

                                           CHINA DIRECT, INC. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                                       (Unaudited)
                                                             For the Three Months              For the Nine Months
                                                              Ended September 30,              Ended September 30,
                                                            2007             2006             2007             2006
                                                       -------------    -------------    -------------    -------------
Revenues ...........................................   $  43,996,248    $      96,575    $ 114,508,158    $     338,407
Revenues-related party .............................         580,777                -        1,460,777          145,000
                                                       -------------    -------------    -------------    -------------
     Total revenues ................................      44,577,025           96,575      115,968,935          483,407

Cost of revenues ...................................      39,786,743          198,913      103,996,138          347,707
                                                       -------------    -------------    -------------    -------------

Gross profit .......................................       4,790,282         (102,338)      11,972,797          135,700

Operating expenses:
  Selling, general, and administrative .............       1,115,513          250,191        2,800,439        1,092,279
  Selling, general, and administrative-related party               -            5,642                -           16,894
                                                       -------------    -------------    -------------    -------------

     Total operating expenses ......................       1,115,513          255,833        2,800,439        1,109,173
                                                       -------------    -------------    -------------    -------------

     Operating income (loss) .......................       3,674,769         (358,171)       9,172,358         (973,473)

Other income (expense):
Registration rights penalty ........................               -          (13,013)               -          (13,013)
Other income .......................................         158,611                -          539,980                -
Interest income ....................................          43,833                -          114,854              205
Unrealized gain (loss) on trading securities .......               -          (39,352)               -          234,148
Realized gain on sale of marketable securities .....         494,605           36,700          700,841           80,045
Realized gain (loss) on sale of marketable
  securities-related party .........................          (9,871)          38,515          (41,885)          38,515
                                                       -------------    -------------    -------------    -------------

Net income (loss) before income taxes ..............       4,361,947         (335,321)      10,486,148         (633,573)

Income taxes (expenses) benefits ...................        (262,367)         132,787       (1,017,098)         245,742
                                                       -------------    -------------    -------------    -------------

Net income before minority interest ................       4,099,580         (202,534)       9,469,050         (387,831)

Minority interest in income of subsidiaries ........      (1,119,003)               -       (2,349,862)               -

Net income (loss) ..................................   $   2,980,577    $    (202,534)   $   7,119,188    $    (387,831)
                                                       -------------    -------------    -------------    -------------

Foreign currency translation gain ..................         145,109                -          393,158                -

Unrealized gain (loss) on marketable securities held
for sale, net of income taxes ......................        (763,053)               -       (1,322,277)               -

Unrealized gain (loss) on marketable securities held
for sale-related party, net of income taxes ........        (467,269)        (952,387)      (1,023,351)         442,853
                                                       -------------    -------------    -------------    -------------

Comprehensive income (loss) ........................   $   1,895,364    $  (1,154,921)   $   5,166,718    $      55,022
                                                       =============    =============    =============    =============

Basic earnings (loss) per common share .............   $        0.18    $       (0.02)   $        0.49    $       (0.04)
                                                       =============    =============    =============    =============

Diluted earnings (loss) per common share ...........   $        0.16    $       (0.02)   $        0.44    $       (0.04)
                                                       =============    =============    =============    =============

Basic weighted average common shares outstanding ...      16,339,868       10,354,033       14,431,869       10,118,445
                                                       =============    =============    =============    =============

Diluted weighted average common shares outstanding .      18,241,143       10,354,033       16,106,921       10,118,445
                                                       =============    =============    =============    =============

                                See notes to unaudited consolidated financial statements
                                                            5

                                      CHINA DIRECT, INC. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (Unaudited)
                                                                                      For the Nine Months
                                                                                      Ended September 30,
                                                                                     2007            2006
                                                                                 ------------    ------------
Cash flows from operating activities:
Net income (loss) ............................................................   $  7,119,188    $   (387,831)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
  Depreciation ...............................................................        236,924           2,877
  Bad debt recovery ..........................................................       (102,005)              -
  Stock based compensation ...................................................        310,107               -
  Realized gain on investment in marketable securities .......................       (700,841)       (118,560)
  Realized loss on investment in marketable securities-related party .........         41,885               -
  Unrealized (gain) on investment in trading securities ......................              -        (234,148)
  Fair value of shares received for services .................................     (4,240,725)     (1,098,900)
  Fair value of warrants received for services ...............................       (121,550)              -
  Fair value of investments assigned to employees and consultants for services              -         837,200
  Fair value of options issued to consultants ................................        131,250         403,405
  Minority interest ..........................................................      2,349,862               -
Changes in operating assets and liabilities:
  Prepaid expenses ...........................................................     (8,016,058)       (576,600)
  Prepaid expenses-related party .............................................     (1,423,766)              -
  Inventories ................................................................      1,941,206               -
  Accounts receivable ........................................................     (7,094,648)              -
  Accounts receivable-related party ..........................................       (140,777)              -
  Other receivables ..........................................................       (724,284)              -
  Other assets ...............................................................              -         (30,000)
  Accounts payable and accrued expenses ......................................      2,874,967          57,086
  Accounts payable-related party .............................................      2,232,636               -
  Advance from customers .....................................................      1,943,502               -
  Other payables .............................................................        282,737               -
  Deferred revenues ..........................................................       (600,439)        824,175
  Deferred income tax ........................................................          5,027          (7,659)
  Income tax payable .........................................................       (332,661)       (293,083)
                                                                                 ------------    ------------

Net cash (used in) operating activities ......................................     (4,028,463)       (622,038)
                                                                                 ------------    ------------

Cash flows from investing activities:
  Cash acquired in acquisition ...............................................      2,229,742               -
  Decrease in notes receivable ...............................................        (71,581)              -
  Decrease in restricted cash ................................................       (160,634)              -
  Proceeds from the disposition of investment in trading securities ..........              -         286,939
  Proceeds from the sale of marketable securities ............................      1,887,735               -
  Purchases of property, plant and equipment .................................     (2,129,086)         (5,059)
                                                                                 ------------    ------------

Net cash provided by investing activities ....................................      1,756,176         281,880
                                                                                 ------------    ------------

Cash flows from financing activities:
  Proceeds from loans payable ................................................      1,535,735               -
  Proceeds from advances from related parties ................................              -           4,648
  Repayments of advances to customers ........................................       (140,893)              -
  Capital contributed by officers ............................................              -         259,061
  Proceeds from issurance of common stock ....................................              -         919,974
  Proceeds from exercises of warrants/options ................................     14,908,028               -
                                                                                 ------------    ------------

Net cash provided by financing activities ....................................     16,302,870       1,183,683
                                                                                 ------------    ------------

EFFECT OF EXCHANGE RATE ON CASH ..............................................        287,163               -

Net increase in cash .........................................................     14,317,746         843,525

Cash, beginning of year ......................................................      3,030,345          39,983
                                                                                 ------------    ------------

Cash, end of period ..........................................................   $ 17,348,091    $    883,508
                                                                                 ============    ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid for taxes .....................................................   $    626,995    $     55,000
                                                                                 ============    ============

     Cash paid for interest ..................................................   $      5,936    $          -
                                                                                 ============    ============

                           See notes to unaudited consolidated financial statements
                                                       6

                       CHINA DIRECT, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

THE COMPANY

China Direct, Inc., a Florida corporation formerly known as Evolve One, Inc., and its subsidiaries are referred to in this report as the "Company", or "China Direct". China Direct Investments, Inc., a Florida corporation and a wholly owned subsidiary of China Direct, Inc. is referred to in this report as "China Direct Consulting". CDI China, Inc., a Florida corporation and a wholly owned subsidiary of China Direct is referred to in this report as "CDI China".

Evolve One, Inc. ("Evolve One"), a Delaware corporation, acquired 100% of China Direct Consulting on August 16, 2006 (the "Transaction") in exchange for 10,000,000 shares of Evolve One common stock, after which the shareholders of China Direct Consulting owned approximately 95% of the existing shares of Evolve One. As a result of the Transaction, China Direct Consulting became a wholly owned subsidiary of Evolve One. For financial accounting purposes, the Transaction was treated as a recapitalization of Evolve One with the former stockholders of Evolve One retaining approximately 5% of the outstanding stock. The Transaction has been accounted for as a reverse acquisition under the purchase method for business combinations, and accordingly, the Transaction has been treated as a recapitalization of China Direct Consulting, with China Direct Consulting as the acquirer. The shares issued in the Transaction are treated as being issued for cash and are shown as outstanding for all periods presented in the same manner as for a stock split. In September 2006 Evolve One changed its name to China Direct, Inc. On June 21, 2007, we filed a Certificate of Domestication with the Florida Department of State, resulting in a change of domicile from the state of Delaware to the state of Florida.

China Direct is a diversified management and consulting company.

Our purpose is twofold: (i) acquire controlling interests in entities operating within the Chinese economy and (ii) provide consulting services to Chinese entities.

China Direct operates two wholly owned entities, China Direct Consulting and CDI China. China Direct Consulting serves as a full service consulting and advisory firm offering a suite of services.

CDI China operates as a management company for Chinese entities. CDI China seeks to acquire a controlling interest in entities operating in China. We adhere to PRC rules and regulations governing foreign investment and obtain all relevant and necessary governmental approvals. Our predominant method of acquiring Chinese entities is by infusing consideration in the form of cash to increase the registered capital of a Chinese domestic company. This infusion of capital serves to create a new foreign invested entity ("FIE") in which our equity ownership percentage is represented by our percentage of contribution to the total registered capital amount.

CDI China was incorporated under the laws of the State of Florida on August 25, 2006. CDI China was created to acquire a controlling interest in a variety of Chinese entities engaged in operations which we believe will benefit from the continued growth of the Chinese economy. Examples of industries in which we will focus our efforts include manufacturing, technology, healthcare, packaging, natural resources, as well as companies involved in importing and exporting activities.

                       CHINA DIRECT, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS (CONTINUED)

THE COMPANY (CONTINUED)

On October 25, 2006, we entered into an agreement to contribute $701,250 to increase the registered capital of Shanghai Lang Chemical Co., Ltd. ("Lang Chemical") to $1,400,418. As a result, CDI China holds a 51% equity interest in the restructured Lang Chemical. Lang Chemical is a distributor of industrial grade synthetic chemicals within China.

In November 2006 we formed a new entity, CDI Shanghai Management Co., Ltd., ("CDI Shanghai Management") as a wholly owned subsidiary of CDI China. CDI Shanghai Management provides an operational infrastructure to subsidiaries of CDI China, as well as providing consulting services to Chinese entities with regard to mergers and acquisitions, business development, and financial management. CDI Shanghai Management supervises and monitors the operations of the CDI China subsidiaries based in China. CDI Shanghai Management commenced operations in January 2007. On February 17, 2007, CDI Shanghai Management created Capital One Resource Co., Ltd., a Brunei corporation, as a wholly owned subsidiary ("Capital One Resource"). Capital One Resource provides consulting services to entities doing business in China.

In November 2006, Big Tree Group Corp. ("Big Tree"), a Florida corporation, formed a new entity Jieyang Big Tree Toy Enterprise Co., Ltd, a Chinese limited liability company, as a wholly owned subsidiary of Big Tree ("Jieyang Big Tree").

On December 22, 2006 we entered into an agreement to contribute $2,550,000 to Chang Magnesium Co., Ltd. ("Chang Magnesium"). As a result, CDI China holds a 51% equity interest in the restructured Chang Magnesium. Chang Magnesium was formed to operate a newly constructed magnesium plant that will process and manufacture a variety of magnesium products, including magnesium powder, magnesium scrap, and various grades of magnesium slabs. Taiyuan Changxin YiWei Trading Co., Ltd., ("Changxin Trading") is a wholly owned subsidiary of Chang Magnesium. In February 2007 Chang Magnesium formed a new entity, Excel Rise Technology Co., Ltd., a Brunei corporation, as a wholly owned subsidiary ("Excel Rise"). Excel Rise operates as an exporter of magnesium products; primary exports include various forms of magnesium including but not limited to magnesium powder, magnesium scrap, and various grades of ordinary magnesium slabs.

On February 12, 2007 CDI China acquired a 60% equity interest in CDI Magnesium Co., Ltd., a Brunei corporation ("CDI Magnesium"), in exchange for 25,000 shares of our common stock valued at $100,000. The fair value of the common stock is based on the value of the common stock of $4.00 per share on February 6, 2007. The $100,000 worth of common stock is reflected in liabilities in connection with acquisitions-related party in our consolidated balance sheet as of September 30, 2007. CDI Magnesium was formed to operate a newly constructed magnesium plant in Taiyuan, China. It is expected the plant will process and manufacture a variety of magnesium alloy by-products. CDI Magnesium expects to commence operations at the facility in January 2008. CDI Magnesium will operate as an agent in the sale of magnesium until operations commence at the new magnesium plant. SEE NOTE 6- ACQUISITIONS AND DISPOSITIONS.

                       CHINA DIRECT, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS (CONTINUED)

THE COMPANY (CONTINUED)

On February 12, 2007, and as amended on May 8, 2007, CDI China acquired a 60% equity interest in Big Tree, in exchange for 53,654 shares of our common stock valued at $268,272. The fair value of the common stock is based on the value of the common stock of $5.00 per share on January 30, 2007. As a result, CDI China acquired a 60% equity interest in Big Tree. On August 24, 2007, CDI China entered into a material definitive agreement to sell its 60% equity interest in Big Tree to Sense Holdings, Inc. ("Sense") in exchange for $400,000 cash consideration and 20,000,000 shares of Sense's common stock, of which 10,000,000 were to be issued to us in four tranches of 2,500,000 shares on each of September 30, 2007, December 31, 2007, March 31, 2008 and June 30, 2008 and we are entitled to receive 10,000,000 shares of common stock if Big Tree meets certain revenue thresholds beginning in fiscal 2008. The transaction closed on August 31, 2007. As a result, CDI China has no equity interest in Big Tree as of August 31, 2007. Currently, our wholly owned subsidiaries, China Direct Consulting and CDI Shanghai Management are engaged as consultants to Sense. Neither Big Tree nor Jieyang Big Tree had any operations for the period of February 12, 2007, the date of acquisition, through August 31, 2007, the date of disposition. SEE NOTE 6- ACQUISITIONS AND DISPOSITIONS.

On February 12, 2007 CDI China entered into an agreement to contribute $511,458 to increase the registered capital of Jinan Wanda New Energy Co., Ltd., a Chinese limited liability company to $1,002,859 forming a new Chinese foreign invested entity. As a result, CDI China holds a 51% equity interest in Jinan Wanda New Energy Co., Ltd. On March 23, 2007 Jinan Wanda New Energy Co., Ltd. changed its name to CDI Wanda New Energy Co., Ltd. ("CDI Wanda"). In April 2007, CDI China contributed the $511,458 of investment capital to CDI Wanda. CDI Wanda is located in Jinan, the capital city of Shandong Province. CDI Wanda is engaged in the alternative energy and recycling industry. CDI Wanda develops environmentally friendly recycling technological applications as well as ancillary services related to the operations of refineries. SEE NOTE 6-ACQUISITIONS AND DISPOSITIONS.

On April 3, 2007 Capital One Resource entered into an agreement to acquire a 100% equity interest in Asia Magnesium Industry Co., Ltd., a Hong Kong company. This transaction closed on July 1, 2007. As a result, we acquired Asia Magnesium's right to invest up to $3,380,000 to acquire a 52% equity interest in Shanxi Gu County Jinwei Magnesium Co., Ltd., a Chinese limited liability company ("Jinwei Magnesium"). Jinwei Magnesium is erecting a magnesium refinery which upon completion is designed to produce 18,000 tons of magnesium annually. Construction is estimated to be completed by July 2008. During the third quarter ended September 30, 2007 we contributed $3,380,000 of investment capital to Jinwei Magnesium. Neither Asia Magnesium nor Jinwei Magnesium had any operations for the period of July 1, 2007, the date of acquisition, through September 30, 2007. SEE NOTE 6-ACQUISITIONS AND DISPOSITIONS.

China Direct, Inc. common stock was approved for listing on the American Stock Exchange (R) (AMEX(R)). China Direct's common stock commenced trading on the American Stock Exchange under the ticker symbol CDS on Monday, September 24, 2007.

                       CHINA DIRECT, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and the footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of recurring accruals, considered for a fair presentation have been included. Our year end is December 31, which is denoted herein as our "Fiscal" year. Operating results for the nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for Fiscal 2007. The consolidated statements include the accounts of the Company and its controlled entities, including its wholly owned and majority owned subsidiaries. All significant inter-company balances and transactions have been eliminated.

As previously stated, we closed the acquisition of a majority interest of CDI Wanda on February 12, 2007. Our consolidated statements of operations for the nine months ended September 30, 2007 include the operations of CDI Wanda for the period of February 12, 2007, the date of acquisition, through September 30, 2007. In this section we refer to that period as the "CDI Wanda Reporting Period".

As previously stated we closed the acquisition of a majority interest of Big Tree on February 12, 2007, and we closed the disposition of this majority interest of Big Tree on August 31, 2007. Neither Big Tree nor Jieyang Big Tree had operations for the period of February 12, 2007, the date of acquisition, through August 31, 2007, the date of disposition.

As previously stated, we closed the acquisition of a majority interest of CDI Magnesium on February 12, 2007. Our consolidated statements of operations for the nine months ended September 30, 2007 include the operations of CDI Magnesium for the period of February 12, 2007, the date of acquisition, through September 30, 2007. In this section we refer to that period as the "CDI Magnesium Reporting Period".

As previously stated, we closed the acquisition of a majority interest of Jinwei Magnesium on July 1, 2007. Our consolidated statements of operations did not include the operations of Jinwei Magnesium for the period of July 1, 2007, the date of acquisition, through September 30, 2007, as there were no operations.

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

                       CHINA DIRECT, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

CASH AND CASH EQUIVALENTS

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

CONCENTRATION OF CREDIT RISKS

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and trade accounts receivable. The Company places its cash with high credit quality financial institutions in the United States and China. As of September 30, 2007, bank deposits in the United States exceeded federally insured limits by $10,827,218. At September 30, 2007, the Company had approximately $5,931,039 in China bank deposits, which can not be insured. In China, there is no equivalent to the Federal Deposit Insurance Corp. ("FDIC") as in United States. The Company has not experienced any losses in such accounts through September 30, 2007.

At September 30, 2007, our bank deposits by geographic area are as follows:

United States .................   $11,417,052
China .........................     5,931,039
                                  -----------
Total cash and cash equivalents   $17,348,091
                                  ===========

In an effort to mitigate any potential risk, the Company periodically evaluates the credit quality of the financial institutions at which it holds deposits.

The Company categorizes securities as investment in marketable securities held for sale and investment in marketable securities held for sale-related party. One client, Dragon Capital Group Corp., a related party, accounted for all of our investment in marketable securities held for sale-related party at September 30, 2007 of $1,486,589. These securities were issued by Dragon Capital Group Corp., a related party, which is a non reporting company whose securities are quoted on the Pink Sheets. Under Federal securities laws these securities cannot be readily resold by us generally, absent a registration of those securities under the Securities Act of 1933. Dragon Capital Group Corp., a related party, does not intend to register the securities. Accordingly, while under generally accepted accounting principles we are required to reflect the fair value of these securities on our consolidated balance sheet, they are not readily convertible into cash and we may never realize the carrying value of these securities. We provide consulting services to Dragon Capital Group Corp., a related party. Mr. Lisheng (Lawrence) Wang, the CEO and Chairman of the Board of Dragon Capital Group Corp., is the brother of Dr. James Wang, our CEO and Chairman.

                       CHINA DIRECT, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Five clients accounted for the Company's investment in marketable securities held for sale of $2,816,478 held at September 30, 2007. These securities are comprised as follows;

                                            INVESTMENT IN MARKETABLE
                                            SECURITIES HELD FOR SALE
            NAME OF THE CLIENT              AS OF SEPTEMBER 30, 2007  PERCENTAGE
------------------------------------------  ------------------------  ----------
Sense Holdings, Inc. .....................        $ 1,043,700             37%
Dragon International Group Corp. .........            756,403             27%
Linkwell Corporation .....................            524,875             19%
Sunwin International Neutraceuticals, Inc.            104,000              3%
MediaReady, Inc. .........................            387,500             14%
                                                  -----------            ----

                                                  $ 2,816,478            100%
                                                  ===========            ====

CUSTOMER CONCENTRATION

China Direct Consulting, our wholly owned subsidiary, provides consulting services pursuant to written agreements and receives securities as compensation for services rendered. Five of the current clients and one former client of China Direct Consulting accounted for approximately 78%, while one client, Dragon Capital Group Corp., a related party, accounted for approximately 21% of the total revenues of $6,421,081 for China Direct Consulting during the nine months ended September 30, 2007.

                                              CONSULTING REVENUES
            NAME OF THE CLIENT              AS OF SEPTEMBER 30, 2007  PERCENTAGE
------------------------------------------  ------------------------  ----------
Dragon International Group Corp. .........        $ 1,303,366             20%
Sunwin International Neutraceuticals, Inc.          1,150,719             18%
Dragon Capital Group Corp. ...............          1,320,000             21%
Shanghai Qinpu Investment Co., Ltd. ......            580,000              9%
Linkwell Corporation .....................            604,000              9%
Media READY, Inc. ........................            595,100              9%
Sense Holdings, Inc. .....................            825,875             13%
Others ...................................             42,021              1%
                                                  -----------            ----

                                                  $ 6,421,081            100%
                                                  ===========            ====

China Direct Consulting seeks to minimize its customer concentration risk by diversifying its existing client base.

                       CHINA DIRECT, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

CUSTOMER CONCENTRATION (CONTINUED)

Accounts receivable net of allowance for doubtful accounts of $8,606 at September 30, 2007 was $9,889,643. Of this amount $4,759,580, $4,585,583,
$468,416, and $76,064 were associated with our Chang Magnesium, Lang Chemical, China Direct Consulting, and CDI Wanda subsidiaries, respectively.

GuiZhou Crystal Chemical Co., Ltd., a client of Lang Chemical, accounted for $1,879,734 or approximately 41% of the total accounts receivable of $4,585,583 related to Lang Chemical at September 30, 2007.

Three clients of Chang Magnesium accounted for $2,007,709 or approximately 42% of the total accounts receivable of $4,759,580 related to Chang Magnesium at September 30, 2007. These clients, Alcoa, TAK Trading Co., Ltd. and Hydro Aluminum represented $766,620 or approximately 16%, $648,869 or approximately 14%, and $592,220 or approximately 12%, respectively.

Dragon International Group Corp. accounted for $456,666 or approximately 97% of the total accounts receivable of $468,416 reflected for China Direct Consulting at September 30, 2007.

At September 30, 2007 our consolidated balance sheet includes accounts receivable-related party of $140,777. Accounts receivable-related party represents $140,777 in sales to Ruiming YiWei Magnesium Industry Co., Ltd., a related party, for payment which has not yet been collected by Chang Magnesium. Taiyuan YiWei Magnesium Industry Co., Ltd., which owns the minority interest of Chang Magnesium, holds a 40% equity interest in Ruiming YiWei Magnesium Industry Co., Ltd.

ACCOUNTS RECEIVABLE

Accounts receivable are reported at net realizable value. The Company has established an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, historical trends, and other information. Delinquent accounts are written off when it is determined that the amounts are uncollectible. At September 30, 2007, the allowance for doubtful accounts was $8,606.

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

                       CHINA DIRECT, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007

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

The Company receives securities which include common stock and common stock purchase warrants from clients as part of its compensation for services. These securities are stated at their fair value in accordance with SFAS #115 "Accounting for certain investments in debt and equity securities", and EITF 00-8 "Accounting by a grantee for an equity instrument to be received in conjunction with providing goods or services". All of the securities are received from companies whose common stock is listed either on the over the counter bulletin board or pinks sheets. The common stock and the common stock purchase warrants received as compensation are typically restricted as to resale. The policy of China Direct Consulting is to sell securities it receives as compensation when permitted rather than hold on to these securities as long term investments, regardless of market conditions in an effort to satisfy our current obligations. As these securities are often restricted, we are unable to liquidate these securities until the restriction is removed. The Company recognizes revenue for such common stock based on the fair value at the time common stock is granted and for common stock purchase warrants based on the Black-Scholes valuation model. Unrealized gains or losses on marketable securities held for sale and unrealized gains or losses on marketable securities held for sale-related party are recognized as an element of comprehensive income in our consolidated statement of operations on a monthly basis based on changes in the fair value of the security as quoted on national or inter-dealer stock exchanges. Once liquidated, realized gains or losses on the sale of marketable securities held for sale and realized gains or losses on the sale of marketable securities held for sale-related party will be reflected in our net income for the period in which the security was liquidated.

Net unrealized gains related to investments in trading securities for the nine months ended September 30, 2007 and 2006 were $0 and $234,148, respectively. Net realized gains related to investments in marketable securities for the nine months ended September 30, 2007 and 2006 were $700,841 and $80,045, respectively. Net realized gains (losses) on the sale of marketable securities-related party for the nine months ended September 30, 2007 and 2006 were $(41,885) and $38,515, respectively.

                       CHINA DIRECT, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

MARKETABLE SECURITIES (CONTINUED)

The unrealized gains or losses on marketable securities held for sale, net of tax effect, for the nine months ended September 30, 2007 and September 30, 2006 were $(1,322,277) and $0 respectively. The unrealized gains or losses on marketable securities held for sale-related party, net of tax effect, for the nine months ended September 30, 2007 and September 30, 2006 were $(1,023,351) and $442,853 respectively.

PREPAID EXPENSES AND OTHER ASSETS

Prepaid expenses and other assets consist of the fair value of securities of clients of China Direct Consulting which were assigned to officers of China Direct Consulting as compensation, prepayment to vendors for merchandise that had not yet been shipped, and value added tax refunds available from the Chinese government. At September 30, 2007 our consolidated balance sheet includes prepaid expenses and other assets of $11,991,830. Of this amount, $7,033,497 is related to Chang Magnesium which represents prepayments to vendors for merchandise that had not yet been shipped to Chang Magnesium; $224,866 reflects value added tax refunds available from the Chinese government related to Chang Magnesium; $462,018 relates to China Direct Consulting, which represents the current portion of the fair value of client securities China Direct Consulting received as payment for its services which were assigned to our executive officers as compensation for their services to China Direct Consulting pursuant to the terms of those consulting agreements; $2,336,124 relates to Jinwei Magnesium which represents prepayments to vendors for merchandise that had not yet been shipped to Jinwei Magnesium; $1,909,778 relates to Lang Chemical which represents a prepayment to vendors for merchandise that had not yet been shipped to Lang Chemical; and $25,547, relates to CDI Wanda which represents prepayments to vendors for merchandise that had not yet been shipped to CDI Wanda.

At September 30, 2007 our consolidated balance sheet includes prepaid expenses-related party of $1,423,766. Prepaid expenses-related party represents $1,160,051 in payments to Taiyuan YiWei Magnesium Industry Co., Ltd., a related party, for inventory which has not yet been received by Chang Magnesium. At September 30, 2007, Lang Chemical prepaid NanTong LangYuan Chemical Co., Ltd. $237,623 for the future delivery of inventory. NanTong LangYuan Chemical Co., Ltd. is a company owned by Jingdong Chen and Qian Zhu, the two minority shareholders of Lang Chemical. At September 30, 2007, Jinwei Magnesium prepaid Taiyuan YiWei Magnesium Industry Co., Ltd., a related party, of $26,092 for the future delivery of inventory. SEE NOTE 9-RELATED PARTY TRANSACTIONS.

Non-current prepaid expenses represent the fair value of securities of China Direct Consulting's clients which were assigned to China Direct Consulting's officers for services to be rendered to such clients over the term of our consulting agreements which will be amortized beyond the twelve month period. Accordingly, at September 30, 2007 we reflect a non-current prepaid expense of $302,360 on our consolidated balance sheet at September 30, 2007.

                       CHINA DIRECT, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are recorded at cost and depreciated on a straight line basis over their estimated useful lives of three to forty years. Maintenance and repairs are charged to expense as incurred. Significant renewals and improvements are capitalized.

ADVANCES FROM CUSTOMERS

Advances from customers represent prepayments to the Company for merchandise that had not yet been shipped to the customer. The Company will recognize the advances as revenue as customers take delivery of the goods, in compliance with its revenue recognition policy. At September 30, 2007 our consolidated balance sheet reflects advances from customers of $4,514,230 which consist of $3,985,228 related to Chang Magnesium, $461,786 related to Lang Chemical, and $67,216 related to CDI Wanda.

COMPREHENSIVE INCOME

The Company uses Statement of Financial Accounting Standards No. 130 (SFAS 130) "Reporting Comprehensive Income". Comprehensive income is comprised of net income and all changes to the statements of stockholders' equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive income for the nine months ended September 30, 2007 and 2006 included net income, foreign currency translation adjustments, unrealized gains or losses on marketable securities held for sale, net of income taxes, and unrealized gains or losses on marketable securities held for sale-related party, net of income taxes.

FOREIGN CURRENCY TRANSLATION

Transactions and balances originally denominated in U.S. dollars are presented at their original amounts. Transactions and balances in other currencies are converted into U.S. dollars in accordance with Statement of Financial Accounting Standards (SFAS) No. 52, "Foreign Currency Translation", and are included in determining net income or loss.

For foreign operations with the local currency as the functional currency, assets and liabilities are translated from the local currencies into U.S. dollars at the exchange rate prevailing at the balance sheet date. Revenues and expenses are translated at weighted average exchange rates for the period to approximate translation at the exchange rates prevailing at the dates those elements are recognized in the financial statements. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining accumulated comprehensive loss. As of September 30, 2007, the exchange rate for the local currency, the Chinese dollar or Renminbi ("RMB") was $1 for 7.5176 RMB.

                       CHINA DIRECT, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

FOREIGN CURRENCY TRANSLATION (CONTINUED)

The reporting currency is the U.S. dollar. The functional currency of the Company's Chinese subsidiaries is the RMB. The financial statements of the Chinese subsidiaries are translated into United States dollars using period end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations and were not material during the periods presented. The cumulative translation adjustment and effect of exchange rate changes on cash at September 30, 2007 was $287,163.

IMPAIRMENT OF LONG-LIVED ASSETS

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company periodically reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset's estimated fair value and its book value. The Company did not record any impairment charges during the nine months ended September 30, 2007.

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

As previously stated, we acquired a 51% equity interest of Lang Chemical effective October 25, 2006.

As previously stated, we acquired a 51% equity interest of Chang Magnesium effective December 22, 2006.

                       CHINA DIRECT, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

MINORITY INTEREST (CONTINUED)

As previously stated, on February 12, 2007 as amended on May 8, 2007, CDI China acquired a 60% equity interest in Big Tree in exchange for 53,654 shares of our common stock of valued at $268,272. The fair value of the common stock is based on the closing price of the common stock of China Direct on January 30, 2007. On August 24, 2007, CDI China, entered into a material definitive agreement to sell its 60% equity interest in Big Tree to Sense in exchange for $400,000 cash consideration and 20,000,000 shares of Sense's common stock, of which 10,000,000 were to be issued to us in four tranches of 2,500,000 shares on each of September 30, 2007, December 31, 2007, March 31, 2008 and June 30, 2008 and we are entitled to receive 10,000,000 shares of common stock if Big Tree meets certain revenue thresholds beginning in fiscal 2008.. The transaction closed on August 31, 2007. As a result, CDI China has no equity interest in Big Tree as of August 31, 2007. Currently, our wholly owned subsidiaries, China Direct Consulting and CDI Shanghai Management are engaged as consultants to Sense. Neither Big Tree nor Jieyang Big Tree had any operations for the period of February 12, 2007, the date of acquisition, through August 31, 2007, the date of disposition.

As previously stated, On February 12, 2007, CDI China acquired a 60% equity interest in CDI Magnesium in exchange for 25,000 shares of our common stock valued at $100,000. The fair value of the common stock is based on the value of the shares as of the date of the agreement. The $100,000 worth of common stock is reflected in liabilities in connection with acquisitions-related party in our consolidated balance sheet as of September 30, 2007. As a result, CDI China holds a 60% equity interest in CDI Magnesium.

As previously stated, on February 12, 2007 CDI China entered into an agreement to contribute $511,458 to increase the registered capital of CDI Wanda to $1,002,859. In April 2007 we contributed $511,458 to CDI Wanda. As a result CDI China holds a 51% equity interest in CDI Wanda.

As previously stated, on April 3, 2007 Capital One Resource entered into an agreement to acquire a 100% equity interest in Asia Magnesium Industry Co., Ltd., a Hong Kong company. This transaction closed on July 1, 2007. As a result, we acquired Asia Magnesium's right to invest up to $3,380,000 to acquire a 52% equity interest in Shanxi Gu County Jinwei Magnesium Co., Ltd., a Chinese limited liability company ("Jinwei Magnesium"). Jinwei Magnesium is erecting a new magnesium refinery which, upon completion is designed to produce 18,000 tons of magnesium annually. Construction is estimated to be completed in March 2008. During the third quarter ended September 30, 2007 we contributed $3,380,000 of investment capital to Jinwei Magnesium. As a result Asia Magnesium holds a 52% equity interest in Jinwei Magnesium.

                       CHINA DIRECT, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007

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

BASIC AND DILUTED EARNINGS PER SHARE

Basic earnings per share are calculated by dividing net income by the weighted average number of common stock outstanding during each period. Diluted earnings per share are computed using the weighted average number of common and dilutive common share equivalents outstanding during the period. Dilutive common share equivalents consist of shares issuable upon the exercise of stock options and warrants. At September 30, 2007, there were options to purchase 7,751,520 shares of common stock and there were warrants to purchase 4,286,625 shares of common stock, which could potentially dilute future earnings per share. At September 30, 2006, there were options and warrants to purchase 9,046,000 shares of common stock, respectively, which could potentially dilute future earnings per share.

The following table sets forth the computation of basic and diluted earnings per share:

                                                    SEPTEMBER 30,  SEPTEMBER 30,
                                                        2007           2006
                                                    ------------   ------------
Numerator:
Net income (loss) ...............................   $  7,119,188   $   (387,831)
                                                    ============   ============

Denominator:
Denominator for basic earnings per share
Weighted average shares outstanding .............     14,431,869     10,118,445
Effect of dilutive warrants and employee stock
  options .......................................      1,675,052              -
Denominator for diluted earnings per share
Weighted average shares outstanding .............     16,106,921     10,118,445

Basic earnings (loss) per share .................   $       0.49   $      (0.04)
                                                    ============   ============
Diluted earnings (loss) per share ...............   $       0.44   $      (0.04)
                                                    ============   ============

                       CHINA DIRECT, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007

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

A significant portion of the services provided by China Direct Consulting are compensated with securities which include common stock and common stock purchase warrants from clients. These securities are classified as investment in marketable securities held for sale and investment in marketable securities held for sale-related party on the consolidated balance sheet, if still held at the financial reporting date. These securities are stated at fair value in accordance with the provision of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115") and EITF 00-8 "Accounting by a grantee for an equity instrument to be received in conjunction with providing goods or services".

The securities received, whether in the form of common stock, or common stock purchase warrants, are typically restricted as to resale. The policy of China Direct Consulting is to sell securities it receives as compensation when permitted rather than hold on to these securities as long term investments, regardless of market conditions in an effort to satisfy our current obligations. As these securities are often restricted, we are unable to liquidate these securities until the restriction is removed. The Company recognizes revenue for such common stock based on the fair value at the time common stock is granted and for common stock purchase warrants based on the Black-Scholes valuation model. Unrealized gains or losses on marketable securities held for sale and unrealized gains or losses on marketable securities held for sale-related party are recognized as an element of comprehensive income in our consolidated statement of operations on a monthly basis based on changes in the fair value of the security as quoted on national or inter-dealer stock exchanges. Once liquidated, the realized gains or losses on the sale of marketable securities held for sale and realized gains or losses on the sale of marketable securities held for sale-related party are will be reflected in our net income for the period in which the security was liquidated.

                       CHINA DIRECT, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

REVENUE RECOGNITION (CONTINUED)

Realized gains or losses are recognized in the consolidated statement of operations when the related common stock or common stock purchase warrants are exercised and sold. China Direct Consulting recognized revenues amounting to $6,421,081 and $483,407 for the nine months ended September 30, 2007 and 2006, respectively, of which $5,375,155 and $274,725 were in connection with the receipt of equity instruments for the nine months ended September 30, 2007 and 2006 respectively. Furthermore, of these amounts, Dragon Capital Group Corp., a related party comprised $1,320,000 and $0 of our revenue in connection with the receipt of equity instruments for the nine months ended September 30, 2007 and 2006, respectively.

                                                    SEPTEMBER 30,  SEPTEMBER 30,
                                                        2007           2006
                                                    ------------   ------------

Cash ............................................   $  1,045,926   $     63,682
Cash-related party ..............................              -        145,000
                                                    ------------   ------------
Total Cash ......................................   $  1,045,926   $    208,682

Marketable Securities ...........................   $  4,055,155   $    274,725
Marketable Securities-related party .............      1,320,000              -
                                                    ------------   ------------
Total Marketable Securities .....................   $  5,375,155   $    274,725

                                                    ------------   ------------
Total China Direct Consulting Revenues ..........   $  6,421,081   $    483,407
                                                    ============   ============

Additionally, the Company has deferred revenues of $959,361 in connection with the receipt of securities at September 30, 2007. The fees due under the contracts with our consulting clients are amortized over the term of the agreement. Our consolidated balance sheet at September 30, 2007 appearing elsewhere herein reflects both deferred revenues short term, which will be recognized during the next twelve months, and deferred revenues-long term which will be recognized beyond the twelve months period. China Direct Consulting recorded $834,886 of deferred revenue-short term for the period ended September 30, 2007. This amount includes the following; securities of Sunwin International Neutraceuticals, Inc. valued at $523,286, securities of Dragon International Group Corp. valued at $311,600. Of the $959,361 of deferred revenues, at September 30 2007, $124,475 will be realized during the year ended December 31, 2008 as the securities are recognized as revenues in accordance with the term of the agreements.

Lang Chemical and Chang Magnesium record revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, products are shipped, title passes, and collectibility is reasonably assured.

                       CHINA DIRECT, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007

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

                       CHINA DIRECT, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007

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

NOTE 3 - INVENTORIES

At September 30, 2007, inventories consisted of the following:

         Raw materials    $2,592,574
         Finished goods    1,800,790
                          ----------
                          $4,393,364
                          ==========

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

At September 30, 2007, property, plant and equipment consisted of the following:

                                     Useful Life
                                     -----------

Building ......................      10-40 years     $ 3,548,475
Manufacturing equipment .......       10 years         2,249,705
Office equipment and furniture        3-5 years          209,145
Autos and trucks ..............        5 years           108,775
                                                     -----------

Total .........................                        6,116,100

Less:  Accumulated Depreciation                         (406,353)
                                                     -----------
                                                     $ 5,709,747
                                                     ===========

For the nine months ended September 30, 2007 and 2006, depreciation expense amounted to $236,924 and $2,877, respectively.

                       CHINA DIRECT, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007

NOTE 5 - PROPERTY USE RIGHTS

In connection with the acquisition of CDI Magnesium, the Company acquired property use rights valued at $66,666, whereby the Company has rights to use certain properties until February 12, 2010. The Company will begin amortizing the property use rights when the magnesium refinery commences operations.

NOTE 6 - ACQUISITIONS AND DISPOSITIONS

As mentioned earlier, the acquisition of Big Tree closed February 12, 2007. The operations of Jieyang Big Tree are located in China. Under the terms of the agreement, we issued 53,654 shares of its common stock to acquire a 60% equity interest in Big Tree. The 53,654 shares of its common stock were valued at $268,272 based on the closing price of each share of $5.00 per share on January 30, 2007. The purchase price was determined based on arm's length negotiations and no finder's fees or commissions were paid in connection with the acquisition. The Company accounted for this acquisition using the purchase method of accounting in accordance with SFAS No. 141. On August 24, 2007, CDI China entered into a material definitive agreement to sell its 60% equity interest in Big Tree to Sense in exchange for $400,000 cash consideration and 20,000,000 shares of Sense's common stock, of which 10,000,000 were to be issued to us in four tranches of 2,500,000 shares on each of September 30, 2007, December 31, 2007, March 31, 2008 and June 30, 2008 and we are entitled to receive 10,000,000 shares of common stock if Big Tree meets certain revenue thresholds beginning in fiscal 2008. The 20,000,000 shares of Sense common stock were valued at $20,000 (Par value of $.001). The transaction closed on August 31, 2007. As a result, CDI China has no equity interest in Big Tree as of August 31, 2007. Currently, our wholly owned subsidiaries, China Direct Consulting and CDI Shanghai Management are engaged as consultants to Sense. Neither Big Tree nor Jieyang Big Tree had any operations for the period of February 12, 2007, the date of acquisition, through August 31, 2007, the date of disposition.

The estimated purchase price and the preliminary adjustments to historical book value of Big Tree as a result of the acquisition are as follows:

                       CHINA DIRECT, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007

NOTE 6 - ACQUISITIONS AND DISPOSITIONS (CONTINUED)

Purchase price ............................                            $ 268,272
Net Assets Acquired (February 12, 2007):
Total Assets
Cash ......................................         $   1,329
Prepaid expenses ..........................             3,464
Property and equipment, net ...............             3,100
Due from related parties ..................           438,421
                                                    ---------
                                                      446,314
Total Liabilities .........................                 -
Other comprehensive income ................              (806)
                                                    ---------
Total net assets of Big Tree ..............           447,120
% acquired ................................                60%
                                                    ---------
   Net Assets Acquired (February 12, 2007):                              268,272
                                                                       ---------
Purchase price exceed net assets acquired .                            $       -
                                                                       =========

The selling price, net of direct expenses (selling price at $420,000, net of direct expenses of $50,100) and the preliminary adjustments to historical book value of Big Tree as a result of the disposition are as follows:

Selling price, net of direct expenses .....                            $ 369,900
Net Assets Disposed (August 31, 2007):
Total Assets
Cash ......................................         $  11,500
Prepaid expenses ..........................             4,130
Due from related parties ..................           438,420
                                                    ---------
                                                      454,050
Total Liabilities .........................                 -
Other comprehensive income ................             6,930
                                                    ---------
Total net assets of Big Tree ..............           447,120
% acquired ................................                60%
                                                    ---------
   Net Assets Disposed (August 31, 2007):                                268,272
                                                                       ---------
Selling price exceeds net assets disposed of                           $ 101,628
                                                                       =========

The selling price exceeded net assets disposed of $101,628 which was credited to paid in capital.

                       CHINA DIRECT, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007

NOTE 6 - ACQUISITIONS AND DISPOSITIONS (CONTINUED)

As mentioned earlier, on February 12, 2007 CDI China agreed to contribute $511,458 to increase the registered capital of CDI Wanda to $1,002,859. As a result CDI China holds a 51% equity interest in CDI Wanda. The Company's previous sole shareholder, Dai Feng retained 49% equity interest in CDI Wanda, and remained as an officer. In April 2007 CDI China contributed the $511,458 of investment capital to CDI Wanda. The purchase price was determined based on arm's length negotiations and no finder's fees or commissions were paid in connection with the acquisition. Our consolidated statements of operations include the operations of CDI Wanda for the period of February 12, 2007, the date of acquisition, through September 30, 2007. In this section, we refer to that period as the "CDI Wanda Reporting Period".

The estimated purchase price and the preliminary adjustments to historical book value of CDI Wanda as a result of the acquisition are as follows:

Purchase price ............................                           $  511,458
Net Assets Acquired (February 12, 2007):
Total Assets:
Cash ......................................         $   54,448
Accounts Receivable .......................              3,028
Prepaid expenses and other receivable .....          1,062,998
Inventory .................................            663,898
Property and equipment, net ...............            983,936
                                                    ----------
                                                     2,768,308
Total Liabilities:
Accounts Payable ..........................             14,265
Loans payable-short term ..................             64,429
Advance from customer .....................          1,653,964
Other Payable .............................            544,249
                                                    ----------
                                                     2,276,907
Total net assets ..........................            491,401
Capital infusion ..........................            511,458
                                                    ----------
Total net assets acquired .................          1,002,859
% acquired ................................                 51%
                                                    ----------
   Net Assets Acquired (February 12, 2007):                              511,458
                                                                      ----------

Net assets acquired exceed purchase price                             $        -
                                                                      ==========

                       CHINA DIRECT, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007

NOTE 6 - ACQUISITIONS AND DISPOSITIONS (CONTINUED)

As mentioned earlier, the acquisition of CDI Magnesium closed February 12, 2007. The operations of CDI Magnesium are located in China. The Company acquired CDI Magnesium as part of its ongoing desire to expand its interests in China. Under the term of the agreement, the Company will issue common stock to acquire 60% ownership interest in CDI Magnesium. The consideration is equal to 60% of the shareholders' equity of CDI Magnesium of $166,666 as of February 12, 2007. The Company agreed to issue 25,000 shares of its common stock, based on the fair value of each share of $4.00 per share on February 6, 2007, representing $100,000 or 60% equity interest of CDI Magnesium on the date of acquisition. Our consolidated statements of operations include the operations of CDI Magnesium for the period of February 12, 2007, the date of acquisition, through September 30, 2007. As of September 30, 2007, these shares are reflected as a liability in connection with acquisition-related party. The purchase price was determined based on arm's length negotiations and no finder's fees or commissions were paid in connection with the acquisition. The Company accounted for this acquisition using the purchase method of accounting in accordance with SFAS No. 141.

The estimated purchase price and the preliminary adjustments to historical book value of CDI Magnesium as a result of the acquisition are as follows:

Purchase price ............................                           $  100,000

Net Assets Acquired (February 12, 2007):
Total Assets
Property use rights .......................         $   66,666
Property and equipment, net ...............            100,000
                                                    ----------
                                                       166,666
Total net assets Acquired .................            166,666
                                                    ----------
% acquired ................................                 60%
                                                    ----------
   Net Assets Acquired (February 12, 2007):                              100,000
                                                                      ----------

Purchase price exceed net assets acquired                             $        -
                                                                      ==========

                       CHINA DIRECT, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007

NOTE 6 - ACQUISITIONS AND DISPOSITIONS (CONTINUED)

As mentioned earlier, on July 1, 2007 CDI China agreed to contribute $3,380,000 to increase the registered capital of Jinwei Magnesium to $6,500,000. As a result CDI China holds a 52% equity interest in Jinwei Magnesium. Taiyuan YiWei Magnesium Co., Ltd. and Shanxi Senrun Coal Chemistry Co., Ltd. retained 28% and 20% equity interest in Jinwei Magnesium, respectively. During the three months ended September 30, 2007 CDI China contributed the $3,380,000 of investment capital to Jinwei Magnesium. The purchase price was determined based on arm's length negotiations and no finder's fees or commissions were paid in connection with the acquisition. Neither Asia Magnesium nor Jinwei Magnesium had any operations for the period of July 1, 2007, the date of acquisition, through September 30, 2007.

The estimated purchase price and the preliminary adjustments to historical book value of Jinwei Magnesium as a result of the acquisition are as follows:

Purchase price ............................                           $3,380,000
Net Assets Acquired (July 1, 2007):
Total Assets:
Cash ......................................         $2,185,465
Other receivable ..........................              3,535
Prepaid expenses and other receivable .....          1,194,279
Inventory .................................            176,380
Property and equipment, net ...............            227,746
                                                    ----------
                                                     3,787,405
Total Liabilities:
Accounts payable ..........................             77,226
Other payable .............................            590,179
                                                    ----------
                                                       667,405
Total net assets ..........................          3,120,000
Capital infusion ..........................          3,380,000
                                                    ----------
Total net assets acquired .................          6,500,000
% acquired ................................                 52%
                                                    ----------
        Net Assets Acquired (July 1, 2007):                            3,380,000
                                                                      ----------

Net assets acquired exceed purchase price                             $        -
                                                                      ==========

                       CHINA DIRECT, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007

NOTE 7 - PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

The following unaudited pro forma combined financial information presented below, gives effect to the acquisitions of Lang Chemical, Chang Magnesium and CDI Wanda under the purchase method of accounting prescribed by FASB 141, Business Combinations, as if it occurred as of the beginning of Fiscal 2007 and the beginning of Fiscal 2006.

For the nine months ended September 30, 2007 (unaudited):

                                                    Nine Months Ended September 30, 2007
                 -----------------------------------------------------------------------------------------------------------
                 China Direct        Lang           Chang            CDI            CDI
                  Consulting       Chemical       Magnesium         Wanda        Magnesium       Proforma
                  9/30/2007       9/30/2007       9/30/2007       9/30/2007      9/30/2007      Adjustment         Total
                 ------------    ------------    ------------    -----------    -----------    ------------    -------------
Sales ........   $  6,421,081    $ 42,400,582    $ 63,871,109    $ 3,283,624    $    66,799    $          -    $ 116,043,195
Cost of Goods         987,783      41,529,911      58,842,201      2,318,467         66,827               -      103,745,189
                 ------------    ------------    ------------    -----------    -----------    ------------    -------------
Gross Profit .      5,433,298         870,671       5,028,908        965,157            (28)                      12,298,006
Operating
Expenses .....      1,412,010         384,170         548,255        582,283          7,050               -        2,933,768
                 ------------    ------------    ------------    -----------    -----------    ------------    -------------
Operating
Income (Loss)       4,021,288         486,501       4,480,653        382,874         (7,078)              -        9,364,238
Other Income .        753,623          27,665         378,735        153,072              -               -        1,313,095
                 ------------    ------------    ------------    -----------    -----------    ------------    -------------
Income tax
expenses .....       (191,397)       (135,281)       (576,810)          (487)             -               -         (903,975)
                 ------------    ------------    ------------    -----------    -----------    ------------    -------------
Net Income
(Loss) .......      4,583,514         378,885       4,282,578        535,459         (7,078)     (2,546,492)       7,226,866
                 ============    ============    ============    ===========    ===========    ============    =============
Basic earning
per share ....   $       0.49    $          -    $          -    $         -    $         -    $          -    $        0.44
                 ============    ============    ============    ===========    ===========    ============    =============
Diluted
earnings per
share ........   $       0.44    $          -    $          -    $         -    $         -    $          -    $        0.40
                 ============    ============    ============    ===========    ===========    ============    =============
Basic weighted
average common
shares .......     14,431,869               -               -              -              -               -       16,339,868
                 ============    ============    ============    ===========    ===========    ============    =============
Diluted
weighted
average common
shares .......     16,106,921               -               -              -              -               -       18,241,143
                 ============    ============    ============    ===========    ===========    ============    =============

The proforma adjustments reflect the minority interest of Lang Chemical, Chang Magnesium, and CDI Wanda.

                       CHINA DIRECT, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007

NOTE 7 - PRO FORMA FINANCIAL INFORMATION (UNAUDITED) (CONTINUED)

For the nine months ended September 30, 2006 (unaudited):

                                             Nine Months Ended September 30, 2006
                 -------------------------------------------------------------------------------------------
                 China Direct        Lang           Chang            CDI
                  Consulting       Chemical       Magnesium         Wanda         Proforma
                  9/30/2006       9/30/2006       9/30/2006       9/30/2006      Adjustment         Total
                 ------------    ------------    ------------    -----------    ------------    ------------
Sales ........   $    483,407    $ 25,186,818    $ 15,957,667    $   179,003    $          -    $ 41,806,895
Cost of Goods         347,707      24,866,372      15,069,758        146,826               -      40,430,663
                 ------------    ------------    ------------    -----------    ------------    ------------
Gross Profit .        135,700         320,446         887,909         32,177               -       1,376,232
Operating
Expenses .....      1,109,173         297,214         314,339         29,944               -       1,750,670
                 ------------    ------------    ------------    -----------    ------------    ------------
Operating
Income (Loss)        (973,473)         23,232         573,570          2,233               -        (374,438)
Other Income
(Loss) .......        339,900          (7,791)        (12,531)        (7,716)              -         311,862
                 ------------    ------------    ------------    -----------    ------------    ------------
Income tax
expenses .....        245,742               -        (224,865)             -               -          20,877
                 ------------    ------------    ------------    -----------    ------------    ------------
Net Income
(Loss) .......       (387,831)         15,441         336,174         (5,483)       (172,291)       (213,990)
                 ============    ============    ============    ===========    ============    ============
Basic earning
per share ....   $      (0.04)   $          -    $          -    $         -    $          -    $      (0.02)
                 ============    ============    ============    ===========    ============    ============
Diluted
earnings per
share ........   $      (0.04)   $          -    $          -    $         -    $          -    $      (0.02)
                 ============    ============    ============    ===========    ============    ============
Basic weighted
average common
shares .......     10,000,000               -               -              -               -      10,000,000
                 ============    ============    ============    ===========    ============    ============
Diluted
weighted
average common
shares .......     10,000,000               -               -              -               -      10,000,000
                 ============    ============    ============    ===========    ============    ============

The proforma adjustments reflect the minority interest of Lang Chemical and Chang Magnesium.

                       CHINA DIRECT, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007

NOTE 8 - LOANS PAYABLE

Loans payable consisted of the following at September 30, 2007:

Loan due to China MingSheng Banking Co., Ltd., dated July 27,
2007, Due January 27, 2008. Non-interest bearing Secured by Lang
Chemical's restricted cash ......................................   $   399,064

Loan due to Shanghai WuJin Chemical Co., Ltd., dated September
19, 2007, Due December 19, 2007. Non-interest bearing Secured by
Lang Chemical's restricted cash .................................       538,736

Loan due to Agriculture Bank of China Shanghai Branch, dated
April 4, 2005, due in quarterly installments through January 4,
2008. Interest rate at 6.12% Secured by Lang Chemical's property        221,221

Loan due to Joyful Success Holdings Ltd., dated April 1, 2007,
Due March 31, 2008. Annual interest rate at 18% Secured by Chang
Magnesium's equipment ...........................................     2,000,000

          Total .................................................     3,159,021
Less: Current Portion ...........................................    (3,159,021)
                                                                    -----------

Loans payable, long-term-December 2008 ..........................   $         -
                                                                    ===========

NOTE 9 - RELATED PARTY TRANSACTIONS

The Company currently leases approximately 2,450 square feet of office space for its headquarters in the U.S. In August 2006, we were leasing approximately 1,171 square feet of office space. Prior to August 2006 we subleased this space from two related parties, Dr. Wang, our CEO and Mr. Siegel, our President. The Company incurred approximately $0 and $17,000 in rental expense pursuant to this subleasing arrangement for the nine months ended September 30, 2007 and 2006, respectively.

At September 30, 2007, Chang Magnesium prepaid Taiyuan YiWei Magnesium Industry Co., Ltd., a related party, $1,160,051 for the future delivery of inventory. At September 30, 2007, Lang Chemical prepaid NanTong LangYuan Chemical Co., Ltd., a related party, $237,623 for the future delivery of inventory. Yuwei Huang, our minority shareholder of Chang Magnesium, is the chairman of Taiyuan YiWei Magnesium Industry Co., Ltd. NanTong LangYuan Chemical Co., Ltd. is owned by Jingdong Chen, the CEO and shareholder of Lang Chemical. At September 30, 2007, Jinwei Magnesium prepaid Taiyuan YiWei Magnesium Industry Co., Ltd., a related party, $26,092 for the future delivery of inventory. At September 30, 2007, Chang Magnesium had $3,779,516 of accounts payable-related party which represents amounts due to Taiyuan YiWei Magnesium Industry Co., Ltd. for the purchase of inventory. Taiyuan YiWei Magnesium Industry Co., Ltd. has 49% equity interest in Chang Magnesium.

                       CHINA DIRECT, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007

NOTE 9 - RELATED PARTY TRANSACTIONS (CONTINUED)

At September 30, 2007 our consolidated balance sheet includes accounts receivable-related party of $140,777. Accounts receivable-related party represents $140,777 in sales to Ruiming YiWei Magnesium Industry Co., Ltd., a related party, for payment which has not yet been collected by Chang Magnesium. Taiyuan YiWei Magnesium Industry Co., Ltd., which owns the minority interest of Chang Magnesium, holds a 40% ownership interest in Ruiming YiWei Magnesium Industry Co., Ltd.

At September 30, 2007, we held a liability in connection with acquisition-due to related party of $100,000. This amount reflects the value of common stock due to Wuliang Zhang, minority shareholder of CDI Magnesium, related to our acquisition of a 60% interest in CDI Magnesium. CDI China acquired a 60% equity interest in CDI Magnesium in exchange for 25,000 shares of our common stock valued at $100,000. The fair value of the common stock is based on the value of the common stock of $4.00 per share on February 6, 2007. The $100,000 worth of common stock is reflected in Liabilities in connection with acquisitions-related party in our consolidated balance sheet as of September 30, 2007.

NOTE 10 - STOCKHOLDERS' EQUITY

PREFERRED STOCK

China Direct has 10,000,000 shares of preferred stock, par value $.0001 authorized. At September 30, 2007 and 2006, there were no shares of preferred stock issued and outstanding.

COMMON STOCK

For the nine months ended September 30, 2007 and 2006, amortization of stock based compensation amounted to $310,107 and $0, respectively.

During the nine months ended September 30, 2007, the Company issued 53,654 shares of common stock in connection with the acquisition of Big Tree.

During the nine months ended September 30, 2007, the Company issued 37,500 shares of common stock to Alliance Advisors in connection with consulting services provided to us.

We received proceeds pursuant to the reduction of the exercise price on our Class B Warrants offered on July 6, 2007. On July 11, 2007 we concluded our offer as the maximum was fully subscribed. Pursuant to the offer, we temporarily reduced the exercise price of our Class B Warrants from $10.00 per share to $3.00 per share. Holders purchased the maximum amount of 1,427,500 Class B Warrants offered, resulting in gross proceeds to China Direct of $4,282,500 (net proceeds of $4,130,378). The exercise price and all other terms of the remaining 2,000,000 Class B Warrants remain unchanged. The Company intends to use the proceeds it received from this warrant exercise for capital commitments, general working capital purposes as well as acquisitions.

                       CHINA DIRECT, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007

NOTE 10 - STOCKHOLDERS' EQUITY (CONTINUED)

COMMON STOCK (CONTINUED)

During the nine months ended September 30, 2007, the Company issued 2,191,460 shares of common stock in connection with the exercise of common stock options for net proceeds of $3,466,650. Of these options, 50,000 were exercised at $0.01, 1,000,000 were exercised at $0.30, 536,460 were exercised at $2.50 per share, 400,000 were exercised at $2.00 per share, and 205,000 were exercised at $5.00 per share.

During the three months ended September 30, 2007, holders of our Class A Common Stock Purchase Warrant holders exercised, in the aggregate, 1,827,750 Class A Common Stock Purchase Warrants with an exercise price of $4.00 per share. As a result, China Direct has received $7,311,000 in proceeds from the exercise of these warrants. This warrant exercise transaction was conducted in reliance on section 4(2) of Securities Act of 1933, as amended. China Direct intends to utilize these proceeds for general working capital purposes and acquisitions.

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

                       CHINA DIRECT, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007

NOTE 10 - STOCKHOLDERS' EQUITY (CONTINUED)

STOCK OPTION PLAN (CONTINUED)

For the nine months ended September 30, 2007, the Company granted an aggregate 99,000 options to compensate independent board members and employees. We granted 75,000 options to our independent board members which vest nine months from date of grant and have an exercise price of $3.00 per share. The remaining 24,000 options granted to our employees have a one year vesting period and exercise price of $5.00.

For the nine months ended September 30, 2007, option expenses of $181,227 were recognized as sales and general and administrative expenses. These expenses were related to options granted as compensation to employees, consultants and directors, each with a 5 year term. Options granted to employees vest in 12 months. Options granted to consultants vest immediately. Options granted to directors vest in 9 months. For the nine months ended September 30, 2007, the amortization of deferred compensation expenses-options amounted to $33,000.

The following table sets forth the Company's stock option activity during the nine months ended September 30, 2007:

                                          Shares underlying     Weighted average
                                               options           exercise price
                                          -----------------     ----------------

Outstanding at December 31, 2006 ....         9,843,980               $3.27
   Granted ..........................            99,000                3.48
   Exercised ........................        (2,191,460)               1.51
   Expired or cancelled .............                 -                   -
                                             ----------               -----
Outstanding at September 30, 2007 ...         7,751,520                4.37
                                             ----------               -----
Exercisable at September 30, 2007 ...         4,894,520               $6.95
                                             ----------               -----

Weighted-average exercise price of
options granted during the period ...                                 $3.48
                                                                      =====

                       CHINA DIRECT, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007

NOTE 10 - STOCKHOLDERS' EQUITY (CONTINUED)

STOCK OPTION PLAN (CONTINUED)

The weighted average remaining contractual life and weighted average exercise price of options outstanding at September 30, 2007, for selected exercise price ranges, is as follows:

Options outstanding:

                                                                      Weighted
                            Weighted                                   average
                            average       Weighted                    exercise
            Number of      remaining      average                     price of
exercise     options      contractual     exercise     Options         options
 price     outstanding    life (Years)      price     Exercisable    exercisable
--------   -----------    ------------    --------    -----------    -----------

  $0.01     1,050,000         2.40          $0.01      1,050,000        $0.01
   2.25           400         7.06           2.25            400         2.25
   2.50     1,701,540         3.00           2.50      1,693,540         2.50
   3.00        75,000         3.00           3.00              -            -
   5.00     1,414,000         4.00           5.00      1,390,000         5.00
   7.50     1,375,000         5.00           7.50              -            -
  10.00     1,375,000         6.00          10.00              -            -
  15.00           500         0.69          15.00            500        15.00
  30.00       760,000         5.00          30.00        760,000        30.00
  56.25            80         7.18          56.25             80        56.25
           -----------    ------------    --------    -----------    -----------
            7,751,520         4.37           7.54      4,894,520        $6.95
           -----------    ------------    --------    -----------    -----------

                       CHINA DIRECT, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007

NOTE 10 - STOCKHOLDERS' EQUITY (CONTINUED)

COMMON STOCK PURCHASE WARRANTS

For the nine months ended September 30, 2007, the amortization of deferred compensation expenses related to common stock purchase warrants amounted to $95,880. These common stock purchase warrants granted to consultants are exercisable immediately.

A summary of the status of the Company's outstanding common stock purchase warrants granted as of September 30, 2007 and changes during the period is as follows:

                                          Shares underlying     Weighted average
                                              warrants           exercise price
                                          -----------------     ----------------

Outstanding at December 31, 2005 ......               -             $    -
   Granted ............................       7,361,875               6.78
   Warrants assumed with reverse merger
    transaction on August 16, 2006 ....         180,000              11.25
   Exercised ..........................               -                  -
   Expired or cancelled ...............               -                  -
                                             ----------             ------
Outstanding at December 31, 2006 ......       7,541,875             $ 6.89
   Granted ............................               -                  -
   Exercised ..........................      (3,255,250)              3.56
   Expired or cancelled ...............               -                  -
                                             ----------             ------
Outstanding at September 30, 2007 .....       4,286,625             $ 7.09
                                             ----------             ------
Exercisable at September 30, 2007 .....       4,286,625             $ 7.09
                                             ----------             ------

                       CHINA DIRECT, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007

NOTE 10 - STOCKHOLDERS' EQUITY (CONTINUED)

COMMON STOCK WARRANTS (CONTINUED)

The following information applies to all warrants outstanding at September 30, 2007.

                             Warrants                          Warrants
                           Outstanding                       Exercisable
            ---------------------------------------    -----------------------
                             Weighted
                             Average       Weighted                   Weighted
                            Remaining      Average                     Average
Exercise                   Contractual     Exercise                   Exercise
 price        Shares       Life (Years)      Price       Shares         Price
--------    -----------    ------------    --------    -----------    --------

  $2.50         50,000         4.17         $ 2.50         50,000      $ 2.50
  $4.00      2,056,625         4.01         $ 4.00      2.056,625      $ 4.00
  $7.50         90,000         0.64         $ 7.50         90,000      $ 7.50
 $10.00      2,000,000         3.99         $10.00      2,000,000      $10.00
 $15.00         90,000         0.64         $15.00         90,000      $15.00
            -----------    ------------                -----------
             4,286,625         3.86                     4,286,625
            -----------    ------------                -----------

NOTE 11 - MARKETABLE SECURITIES

China Direct Consulting receives securities which include common stock purchase warrants and common stock from clients as part of its compensation for services. The Company categorizes securities with restriction as investment in marketable securities held for sale and investment in marketable securities held for sale-related party. Unrealized gains or losses on marketable securities held for sale and unrealized gains or losses on marketable securities held for sale-related party are recognized as an element of comprehensive income in our consolidated statement of operations on a monthly basis based on changes in the fair value of the security as quoted on national or inter-dealer stock exchanges. Once liquidated, the realized gains or losses on the sale of marketable securities held for sale and realized gains or losses on the sale of marketable securities held for sale-related party will be reflected in our net income for the period in which the security was liquidated.

                       CHINA DIRECT, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007

NOTE 11 - MARKETABLE SECURITIES (CONTINUED)

Their value at the date received and estimated fair market value at September 30, 2007 and 2006 are as follows:

For the nine months ended September 30, 2007

                                      January 1,        Amount       Reclassifying     Unrealized      September 30,
                                         2007       received/sold   from/to trading       gain             2007
                                     -----------    -------------   ---------------    -----------     -------------
Investment in trading securities     $ 2,166,603     $         -      $(2,166,603)     $         -      $         -

Investment in trading
securities-related party .......         311,611         (47,611)        (264,000)               -                -
                                     -----------     -----------      -----------      -----------      -----------
Total Investment in trading
securities .....................     $ 2,478,214     $   (47,611)     $(2,430,603)     $         -      $         -

Investment in marketable
securities held for sale .......     $         -     $ 2,129,980      $ 2,166,603      $(1,480,105)     $ 2,816,478

Investment in marketable
securities held for sale-related
party ..........................     $ 1,325,400     $ 1,131,227      $   264,000      $(1,234,038)     $ 1,486,589

Total Investment in marketable
securities held for sale .......     $ 1,325,400     $ 3,261,207      $ 2,430,603      $(2,714,143)     $ 4,303,067

For the nine months ended September 30, 2006

                                      January 1,        Amount        Unrealized      September 30,
                                         2006       received/sold        gain             2006
                                     -----------    -------------     -----------     -------------
Investment in trading securities     $   152,800     $   141,921      $   234,148      $   528,869

Investment in marketable
securities held for sale-related
party ..........................     $   810,000     $   (48,600)     $   733,200      $ 1,494,600

                       CHINA DIRECT, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007

NOTE 12 - SEGMENT INFORMATION

The following information is presented in accordance with SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information. For the nine months ended September 30, 2007, the Company operated in four reportable business segments - (1) Chemical Segment: Shanghai Lang Chemical Co., Ltd. ("Lang Chemical"); (2) Magnesium Segment: Chang Magnesium Co., Ltd. ("Chang Magnesium"), Taiyuan Changxin YiWei Trading Co., Ltd. ("Changxin Trading"), Asia Magnesium Corp. ("Asia Magnesium"), Jinwei Magnesium ("Jinwei Magnesium"), CDI Magnesium Co., Ltd. ("CDI Magnesium"); (3) Energy Segment: CDI Wanda New Energy Co., Ltd. ("CDI Wanda"); and (4) Consulting Segment: China Direct Investments, Inc. ("China Direct Consulting"). The Company's reportable segments are strategic business units that offer different products and services. Each business unit is managed separately based on the fundamental differences in their operations. Condensed information with respect to these reportable for the nine months ended September 30, 2007 and 2006 are as follows.

For the nine months ended September 30, 2007 (Unaudited):

                                                     (2)                                               (4)
               (1)                            Magnesium Segment                                       China
               Lang      -----------------------------------------------------------      (3)         Direct
             Chemical                                                        Total     CDI Wanda    Consulting
            (Chemical      Chang         Asia       Jinwei       CDI       Magnesium    (Energy    (Consulting
             Segment)    Magnesium    Magnesium   Magnesium   Magnesium     Segment     Segment)     Segment)    Consolidated
            ----------   ----------   ---------   ---------   ---------   ----------   ---------   -----------   ------------
Revenues .  42,400,582   63,730,332           -           -      66,799   63,797,131   3,209,364     5,101,081    114,508,158

Revenues-
related
party ....           -      140,777           -           -           -      140,777           -     1,320,000      1,460,777

Revenues .  42,400,582   63,871,109           -           -      66,799   63,937,908   3,209,364     6,421,081    115,968,935

Cost of
Revenues .  41,529,911   58,842,201           -           -      66,827   58,909,028   2,569,416       987,783    103,996,138

Interest
income
(expense)       (1,670)      25,338           -           -           -       25,338      (3,232)       94,418        114,854

Net (loss)
income ...     240,750    2,184,115           -           -      (7,078)   2,177,037     117,887     4,583,514      7,119,188

Segment
Assets ...   8,577,879   19,258,853           -   3,530,723      71,179   22,860,755   1,394,923    25,085,618     57,919,175

                       CHINA DIRECT, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007

NOTE 12 - SEGMENT INFORMATION (CONTINUED)

For the nine months ended September 30, 2006:

The Company had one segment, the consulting segment, for the nine months ended September 30, 2006. Accordingly a table is not presented for segment information for the nine months ended September 30, 2006.

NOTE 13 - FOREIGN OPERATIONS

For the nine months ended September 30, 2007, the Company derived part of its revenues from subsidiaries located in the People's Republic of China. Identifiable assets by geographic areas as of September 30, 2007 are as follows:

                                    Identifiable Assets at
                                      September 30, 2007
                                    ----------------------
         United States ..........         $16,973,669
         China ..................          40,945,506
                                          -----------

         Total ..................         $57,919,175
                                          ===========

For the nine months ended September 30, 2007:

                                            United          People's Republic
                                            States              of China
                                          -----------       -----------------
         Revenues ...............         $ 5,080,735         $109,427,423
         Revenues - related party         $ 1,320,000         $    140,777
         Identifiable assets ....         $16,973,669         $ 40,945,506

For the nine months ended September 30, 2006:

For the nine months ended September 30, 2006, all revenues and identifiable assets were located in the United States; accordingly a table is not presented for foreign operations for the nine months ended September 30, 2006.

NOTE 14 - OPERATING RISK

(a) Country risk

The majority of the Company's revenues will be derived from the sale of magnesium and chemical products in the Peoples Republic of China ("PRC"). A downturn or stagnation in the economic environment of the PRC could have a material adverse effect on the Company's financial condition.

                       CHINA DIRECT, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007

NOTE 14 - OPERATING RISK (CONTINUED)

(b) Products risk

In addition to competing with other companies within the PRC, the Company could have to compete with larger U.S. companies who have greater funds available for expansion, marketing, research and development and the ability to attract more qualified personnel if broader access occurs into the PRC market. If U.S. companies continue to gain greater access to the PRC markets, they may be able to offer products at a lower price. There can be no assurance that the Company will remain competitive should this occur.

(c) Exchange risk

The Company cannot guarantee that the current exchange rate will remain steady. Therefore, there is a risk the Company could post higher or lower profit depending on the exchange rate of the Chinese Renminbi. The exchange rate could fluctuate depending on changes in the political and economic environments without notice.

(d) Political risk

Currently, the PRC is in a period of growth and amenable to business development and foreign investment in the PRC. Additionally the PRC currently allows for Chinese corporations in certain industries to be owned by a United States corporation. If the laws or regulations are changed by the PRC government, the Company's ability to operate its PRC subsidiaries could be affected.

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

(f) Performance of subsidiaries risk

The majority of the Company's revenues will be derived from the operations of our majority owned Chinese subsidiaries. Economic, governmental, political, industrial and other factors outside of the Company's control could affect each of the subsidiaries. If the subsidiaries do not succeed, the value of the assets and the price of our common stock could decline.

                       CHINA DIRECT, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007

NOTE 15 - SUBSEQUENT EVENTS

On September 28, 2007, CDI China entered into an agreement to contribute $6,750,000 to increase the registered capital of Shanxi Jinyang Metal Chemical Co., Ltd. ("Jinyang Metal) to $13,230,000. Jinyang Group and Runlian will contribute assets valued at $6,480,000 to Jinyang Metal. As a result, CDI China holds a 51% equity interest in Jinyang Metal. The transaction closed October 1, 2007. Effective November 1, 2007, Jinyang Metal changed its name to CDI Pan Asia Magnesium Co., Ltd. Jinyang Group is the minority owner of CDI Magnesium. CDI China acquired its majority interest in CDI Magnesium from Jinyang Group in February 2007.

On October 15, 2007, CDI Shanghai Management's majority owned subsidiary CDI Jingkun Zinc Industry Co., Ltd., a Chinese limited liability company ("CDI Jingkun Zinc") was formed with total registered capital of $266,667 (RMB 2 million). CDI Shanghai Management contributed $253,671 (RMB 1.9 million) and Ms. Yixin Wang, the General Manager of CDI Jingkun Zinc, contributed $13,351(RMB 100,000) representing 95% and 5% equity interests, respectively. CDI Jingkun Zinc will operate as a distributor of zinc concentrate within China.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following discussion and analysis of our consolidated financial condition and results of operations for the nine months ended September 30, 2007 and 2006 should be read in conjunction with the unaudited consolidated financial statements, including footnotes, and other information presented elsewhere in this Form 10-QSB. The year ended December 31, 2006 is referred to as "Fiscal 2006", the year ended December 31, 2007 is referred to as "Fiscal 2007".

OVERVIEW

         We are a U.S. company doing business in China through our subsidiaries. For operational purposes, we organize our business into two divisions:

         o our management division acquires controlling stakes in Chinese companies and then provides capital and active management to enable these companies to thrive as our subsidiaries in their respective industries, and

         o our consulting division which assists companies in China and the U.S. in establishing and maintaining a presence in the U.S. capital markets.

         For accounting purposes, however, we report our operations in four segments, including magnesium, chemical, consulting (which includes our parent company operations) and energy.

         Our consulting division was formed in January 2005 and in August 2006 it completed a reverse merger transaction. Thereafter, we began implementing our management division's business model. This division seeks to acquire a controlling interest in entities operating within China which are engaged in businesses that we believe will benefit from the continuing growth of the Chinese economy. Examples of industries in which we are focusing our efforts include manufacturing, technology, healthcare, packaging, natural resources, as well as companies involved in importing and exporting activities. We have initially targeted medium sized entities, generally including companies with less than $100 million in annual revenue, which we believe offer the greatest opportunities for growth. We adhere to PRC rules and regulations governing foreign investment and obtain all relevant and necessary local and/or national governmental approvals. Our predominant method of acquiring controlling interests of Chinese entities is by infusing cash consideration to increase a target's registered capital. This infusion of capital into a Chinese domestic company serves to create a new foreign invested entity ("FIE") in which our equity ownership percentage is represented by our percentage of contribution to the new total registered capital amount

         The following chart provides a summary of our significant acquisitions, new company formations and divestitures since we began implementing our current business model.

     DATE                                      EVENT
     ----                                      -----

October 2006      Acquired a majority of Lang Chemical which sells and
                  distributes industrial grade synthetic chemicals.

November 2006     Formed CDI Shanghai Management which serves as the management company for our PRC-based subsidiaries, providing operational support and infrastructure as well as supervising and monitoring the operations of those subsidiaries. CDI Shanghai
                  Management also markets the services of our consulting division in China.

December 2006     Acquired a majority of Chang Magnesium which processes and distributes various forms of magnesium. Chang Magnesium's subsidiary Changxin Trading is an exporter of magnesium products.

November 2006     Formed Big Tree.

February 2007     Big Tree acquired Jieyang Big Tree, a newly formed entity
                  created to distribute toys and related entertainment products and acts as an agent of third party OEM manufacturers of toys and related entertainment products.

February 2007     Formed Excel Rise an exporter of magnesium products to Europe,
                  Australia and Canada.

February 2007     Formed Capital One to serve as a marketing arm in the greater
                  Asia region outside of China.

February2007      Acquired a majority of CDI Magnesium, a company formed to
                  manage and operate a newly constructed magnesium alloy plant in Taiyuan, China.

February 2007     Acquired a majority interest in CDI Wanda, a company engaged in the energy and recycling industry.

July 2007         Acquired Asia Magnesium. This transaction resulted in our
                  acquisition of Asia Magnesium's right to invest up to $3,380,000 to acquire a 52% interest in Jinwei Magnesium, a newly formed company which will process and distribute magnesium.

August 2007       Sold our interest in Big Tree.

October 2007      Acquired a majority interest in CDI Pan Asia, which will
                  process and distribute magnesium. CDI China will contribute
                  $6,750,000 to increase the registered capital to $13,230,000.

October 2007      Formed CDI Jingkun Zinc to operate as a distributor of Zinc concentrate within China. CDI Shanghai Management contributed
                  $253,671 and the General Manager of CDI Jingkun Zinc contributed $13,351 representing 95% and 5% equity interests, respectively.

         During the three months ended September 30, 2007 we entered into agreements to expand our magnesium operations and we continue our efforts to identify additional opportunities within the basic materials industry within China. Currently our production capacity is approximately 26,000 tons annually and we estimate that our total production capacity should reach approximately 43,000 tons annually by the end of July 2008. Jinwei Magnesium is constructing an additional magnesium facility with an estimated production capacity of 6,000 tons annually which is presently scheduled to be operational by April 2008 and CDI Pan Asia is completing the construction of two additional facilities, each with a projected 6,000 tons of annual capacity, both of which are scheduled to be fully operational in March 2008.

         Magnesium can be applied in a variety of markets and applications, due to the physical and mechanical properties of the element and its alloys. Global production of magnesium is estimated to be approximately 600,000 tons per year and industry sources indicate the annual production and demand should continue to increase annually. We have made significant investments to gain market share within the magnesium industry and expect to continue to pursue additional opportunities within the magnesium industry since we believe that an opportunity to benefit from this anticipated growth exists.

         Since our acquisitions of Lang Chemical and Chang Magnesium during the fourth quarter of Fiscal 2006 and CDI Wanda, CDI Magnesium, and Jinwei Magnesium through September 30, 2007, we have provided those companies, in the aggregate, with approximately $7,200,000 of working capital. As described later in this section, we have commitments to additionally fund approximately $7,000,000 to our subsidiaries over the next 12 months. This capital will be used to expand their operations and increase their margins by, among other things, enabling them to purchase raw materials on more favorable terms than were previously available to them. We continue to expand our professional staff at China Direct Consulting as well as CDI Shanghai Management to support growth in these divisions. We believe we can bring Western-style business acumen and efficiencies to each of our subsidiaries, which we expect will continue to reduce operating expenses and increase our profits from these operations.

         During the balance of Fiscal 2007 and beyond we face a number of challenges in growing our business, such as the continuing integration of our PRC-based subsidiaries. While we have raised approximately $16,000,000 in capital during Fiscal 2007, we may need to secure additional working capital to provide funds for our subsidiaries to enable each to grow its business and operations. We continue to work with the management of our recent acquisitions to identify strategies to maximize the potential of these subsidiaries. These strategies may take the form of an investment for a new factory, increase in manufacturing capacity, upgrades of existing facilities, marketing, hiring and training of additional workforce personnel, or acquiring assets complimentary to these companies. As a result of the rapid growth of our company since the third quarter of Fiscal 2006, we also face challenges related to hiring and training the necessary personnel to manage these operations.

         Even though we are a U.S. company, many of our subsidiaries and their operations are located in the PRC. As such we face certain risks associated with doing business in that country. These risks include risks associated with the ongoing transition from state business ownership to privatization, operating in a cash-based economy, dealing with often vague and inconsistent government policies, unexpected changes in regulatory requirements, export restrictions, tariffs and other trade barriers, challenges in staffing and managing operations in a communist country, differences in technology standards, employment laws and business practices, longer payment cycles and problems in collecting accounts receivable, changes in currency exchange rates and currency exchange controls. We are unable to control these risks which could result in significant declines in our revenues and adversely affect our ability to continue to grow our business.

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2007 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2006

TOTAL REVENUES, GROSS PROFIT AND TOTAL OPERATING EXPENSES

Consolidated

         A direct comparison of our consolidated results of operations for the nine months ended September 30, 2007 to the nine months ended September 30, 2006 may not be meaningful as a result of the aforedescribed acquisitions beginning in the fourth quarter of Fiscal 2006 which have transformed our company. Following is a table which provides certain key data which is presented on a consolidated basis:

                                                 NINE MONTHS ENDED SEPTEMBER 30,
                                                 -------------------------------
                                                       2007           2006
                                                       ----           ----
                                                           (unaudited)
Cost of revenues as a % of total revenues .......      89.7%          71.9%
Gross profit as a % of total revenues ...........      10.3%          28.1%
Total operating expenses as a % of total revenues       2.4%           229%

         Our revenues for the nine months ended September 30, 2007 were $115,968,935 as compared to $483,407 for the comparable nine month period in Fiscal 2006. Approximately 55.1% of our total revenues for the nine months ended September 30, 2007, were attributable to the magnesium division, approximately 36.6% were attributable to the chemical division, approximately 5.5% were attributable to the consulting division and approximately 2.8% were attributable to the energy division. During the nine months ended September 30, 2006 all of our revenues were from our consulting division.

         Our cost of revenues as a percentage of total revenues was approximately 89.7% for the nine months ended September 30, 2007 as compared to approximately 71.9% for the nine months ended September 30, 2006. As a result, our gross profit as a percentage of total revenues was approximately 10.3% for the nine months ended September 30, 2007 as compared to approximately 28.1% in the comparable period in Fiscal 2006. This increase in our cost of revenues and corresponding decrease in gross profit as a percentage of revenues is directly attributable to the majority of our revenue being attributable to the operations of the magnesium, chemical and energy divisions during the Fiscal 2007 period as opposed to all of our revenue during the nine months ended September 30, 2006 being attributable to our consulting division which typically is a higher margin segment.

         Our total operating expenses increased approximately 153% for the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006. This increase in total operating expenses is attributable to increased operational expenses at all of our operating segments as a result of the growth of our company.

By Segment

         The following table provides unaudited comparative information by reporting segment:

                                                           NINE MONTHS ENDED SEPTEMBER 30,
                                                           -------------------------------
                       2007     2006      2007     2006     2007          2006          2007     2006      2007           2006
                       ----     ----      ----     ----     ----          ----          ----     ----      ----           ----
                       MAGNESIUM           CHEMICAL             CONSULTING                ENERGY              CONSOLIDATED
                       ---------           --------             ----------                ------              ------------
Revenues .......   $63,937,908  $  -  $42,400,582  $  -  $6,421,081   $   483,407    $3,209,364  $  -  $115,968,935   $   483,407
Cost of revenues    58,909,028     -   41,529,911     -     987,783       347,707     2,569,416     -   103,996,138       347,707
                   -----------  ----  -----------  ----  ----------   -----------    ----------  ----  ------------   -----------
Gross profit ...     5,028,880     -      870,671     -   5,433,298       135,700       639,948     -    11,972,797       135,700

Total operating
expenses .......       555,305     -      384,170     -   1,412,010     1,109,173       448,954     -     2,800,439     1,109,173
                   -----------  ----  -----------  ----  ----------   -----------    ----------  ----  ------------   -----------
Operating
(loss) income ..     4,473,575     -      486,501     -   4,021,288      (973,473)      190,994     -     9,172,358      (973,473)

         MAGNESIUM DIVISION

         Revenues from the magnesium division represented approximately 55.1% of our total revenues for the nine months ended September 30, 2007. During the nine months ended September 30, 2007 the results for our magnesium division includes the operations of:

         o Chang Magnesium, which generates revenues from the processing and distribution of various forms of magnesium including magnesium powder, magnesium scrap, magnesium alloy and various grades of ordinary magnesium slabs, and

         o Chang Magnesium's wholly owned subsidiaries, Changxin Trading, formed in 2003, and Excel Rise, formed in February 2007, both of which are exporters of magnesium products.

         We acquired our interest in Chang Magnesium during the fourth quarter of Fiscal 2006 which was our first subsidiary involved in the processing, distribution and export of magnesium. Accordingly, we did not have any operations in our magnesium division during the nine months ended September 30, 2006. As set forth in Note 7 Pro Forma Financial Information (unaudited) to the consolidated financial statements appearing elsewhere in this quarterly report, for the nine months ended September 30, 2006 Chang Magnesium, whose operations for that period were limited to solely export sales generated by Changxin Trading as the refinery had yet to commence operations, had total revenues of $15,957,667.

         The increase in revenues from the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2007 is attributable to the commencement of operations of the refinery as well as the addition of Excel Rise and CDI Magnesium. We anticipate that revenues in the magnesium division will continue to increase during the balance of Fiscal 2007 from these operations as well as new sales related to Jinwei Magnesium as discussed earlier in this section.

         The magnesium division's cost of revenues includes the cost of goods it sells. Approximately 45% of the magnesium sold within the three months ended September 30, 2007 was purchased from third party magnesium refineries. As disclosed, recently we have acquired a 52% equity interest in Jinwei Magnesium and a 51% equity interest in CDI Pan Asia. As a result, our manufacturing capacity should increase during the remainder of Fiscal 2007 with our total production capacity approaching 43,000 tons annually in March 2008. In the event we sell all of our capacity we will continue to purchase from third parties to satisfy demand. For the nine months ended September 30, 2007 the cost of revenues as a percentage of total revenues was approximately 92.1%, as compared to approximately 94.4% for the nine months ended September 30, 2006 as set forth in Note 7 Pro Forma Financial Information (unaudited) to the consolidated financial statements appearing elsewhere in this quarterly report. This reduction in cost of revenues as a percentage of revenues is attributable to reduced cost of goods on inventory levels maintained at December 31, 2006 which were purchased at a time when market prices of magnesium had decreased.

         We anticipate the magnesium division will continue to report gross profit margins ranging from 6% to 8% during the balance of Fiscal 2007. Furthermore we anticipate gross margins at Chang Magnesium could improve should it be able to increase the revenues contributed from the manufacturing of magnesium in relation to the revenues generated by Changxin Trading. In general producers can earn a higher gross profit on the manufacturing of magnesium as opposed to the trading of magnesium. If we continue to acquire additional magnesium producing operations, and increase revenues related to the manufacturing of magnesium, we estimate gross profit could improve.

         Operating expenses for the magnesium division were approximately 0.87% of its total revenues, and consisted of selling expenses of $407,041 and general and administrative expenses of $148,264. As set forth in Note 7 Pro Forma Financial Information (unaudited) to the consolidated financial statements appearing elsewhere in this quarterly report, for the nine months ended September 30, 2006 Chang Magnesium had total operating expenses of $314,339, or approximately 1.9% of its total revenues, and included selling expenses of $233,164 and general and administrative expenses of $81,175. During the nine months ended September 30, 2006 shipping expenses were included as a component of selling expenses while for nine months ended September 30, 2007 Chang Magnesium passed the shipping expenses along to its customers resulting in a decrease in selling expenses. This decrease was offset by an expected increase in general and administrative expenses as the magnesium division expanded its operations.

         CHEMICAL

         Revenues from our chemical division, which includes the operations of Lang Chemical, represented approximately 37% of our total revenues for the nine months ended September 30, 2007. Lang Chemical specializes in the sale and distribution of industrial grade synthetic chemicals, maintaining a relationship with both the supplier and the customer, and managing the logistics of the distribution channel. Lang Chemical acts as a third party agent in the sale of synthetic chemicals from the supplier to the customer, as well as a distributor of synthetic chemicals to customers. The majority of Lang Chemical's customers are industrial manufacturing facilities and trading companies. We acquired our 51% equity interest in Lang Chemical during the fourth quarter of Fiscal 2006 and, accordingly, did not have any operations in our Lang Chemical division during the nine months ended September 30, 2006. As set forth in Note 7 Pro Forma Financial Information (unaudited) to the consolidated financial statements appearing elsewhere in this quarterly report, for the nine months ended September 30, 2006 Lang Chemical had total revenues of $25,186,818. The increase in revenues from the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2007 is primarily attributable to the expansion of products offered by Lang Chemical. We anticipate that the chemical division's revenues will continue to increase in the remaining periods of Fiscal 2007 since Lang Chemical has sufficient working capital to operate more efficiently.

         Cost of revenues in the chemical division includes the cost of goods it sells and it generates revenues through a commission ranging from 3% to 5% of the sale, with the amount of commission varying depending on the product sold. For the nine months ended September 30, 2007, cost of revenues were approximately 97.9% of its total revenues as compared to approximately 98.7% during the nine months ended September 30, 2006 as set forth in Note 7 Pro Forma Financial Information (unaudited) to the consolidated financial statements appearing elsewhere in this quarterly report. We believe operating margins at Lang Chemical could improve if it were to manufacture the products it sells. Therefore, although we are not contractually committed to investing the additional working capital as set forth above, our capital commitments for Fiscal 2007 and beyond include approximately $3,000,000 to construct a manufacturing facility for our chemical division. Until such time, if ever, that this facility is completed and operational, we anticipate gross margins in our chemical segment will remain consistent with those historically reported.

         Operating expenses include selling expenses as well as general and administrative expenses. Operating expenses as a percentage of the division's total revenues were approximately 0.9% for the nine months ended September 30, 2007 as compared to approximately 1.2% for the nine months ended September 30, 2006. Included in operating expenses for the nine months ended September 30, 2007 were approximately $336,731 of selling expenses and approximately $150,932 of general and administrative expenses. Actual general and administrative expenses during the nine months ended September 30, 2007 were reduced by a bad debt recovery of $103,493; without giving effect to this one time gain in the nine months ended September 30, 2007 the division's operating expenses as a percentage of its total revenues would have been 1.2%. We anticipate that the operating expenses at this division for the balance of Fiscal 2007 will be consistent with those historically reported.

         CONSULTING

         Revenues from our consulting division represented approximately 5.5% of our total revenues for the nine months ended September 30, 2007. Our consulting division includes the operations of China Direct Consulting and CDI Shanghai Management. China Direct Consulting and its wholly foreign owned entity CDI Shanghai Management generate revenues by providing consulting services to its client companies. The consulting fees vary based upon the scope of the services to be rendered. Historically, a significant portion of the fees earned by the consulting division have been paid in shares of its client's securities which are valued at fair market value for the purposes of our revenue recognition. Depending upon the particular client, we may receive either unregistered securities or a client may issue securities directly to our employees. Our policy is to sell the securities we receive as compensation when permitted rather than hold these securities as long term investments, regardless of market conditions, in an effort to satisfy our current obligations.

         Primarily all of the securities the consulting division receives are from small public companies and are typically restricted as to resale. The consulting division recognizes revenue from such securities based on the fair value at the time common stock is granted and for stock purchase warrants based on the Black-Scholes valuation model. The fees due under the contracts with our consulting clients are amortized over the term of the agreement. Our consolidated balance sheet at September 30, 2007 appearing elsewhere herein reflects both deferred revenues short term, which will be recognized by us during the next 12 months, and deferred revenues - long term which will be recognized beyond the 12 month period. In instances where the securities accepted for payment are issued directly to employees, we recognize the revenue represented by those securities consistent with our revenue recognition policy and the net value of those securities, after deduction of any costs of those revenues, are then deemed compensation paid to the particular employee.

         The consulting division's revenues for the nine months ended September 30, 2007 increased approximately 1,228%, as compared to the nine months ended September 30, 2006. This increase is primarily attributable to revenues from new consulting contracts and additional services rendered to existing clients. Included in revenues for September 30, 2007 are cash revenues of $1,045,926 and revenues attributable to the value of securities received as compensation for services of $5,375,155. Of this amount, $5,101,081 is related to compensation for services from third party clients and $1,320,000 is related to the value of securities received by a client company which is a related party. While we recognize revenues based upon the value of the securities we receive as compensation, our revenue model for this division creates a risk that we will not have sufficient cash resources to satisfy our tax obligations as they become due. We expect that the revenues from our consulting division will continue to increase during the balance of Fiscal 2007. However, while we expect gross revenues will increase, as a percentage of total revenues, the contribution from our consulting division will be reduced as compared to our total revenues.

         Cost of revenues includes direct costs we incur in rendering services to our client companies, which include marketing, business development, legal, auditing and accounting fees directly related to the particular client. In addition, our consulting division may engage certain third party consultants to assist in providing the contracted services to the client company; the costs of those third party consultants are included in our cost of revenues. The consulting division's arrangements with our clients generally provide that the fee will cover the cost of attorneys, accounting personnel, and auditors working on behalf of the client company. As these professionals generally will not provide services on a fixed fee basis, and the scope of the services necessary for a particular client company can vary from project to project, cost of revenues in this division can ultimately be significantly higher than initially projected, which can adversely impact our gross profit margins. The consulting division's cost of revenues as a percentage of revenues was approximately 15.4% for the nine months ended September 30, 2007 as compared to approximately 71.9% for the nine months ended September 30, 2006. These costs of revenues in future periods will be expensed as incurred and, accordingly, while the revenues from contracts will be recognized ratably over the term of the agreement, the gross profit margin on revenues from these deferred revenues can vary from period to period, as evidenced by the change from the nine months ended September 30, 2007 to the comparable period in Fiscal 2006.

         We include the corporate operating expenses with the operating expenses of this division. Operating expenses in this division generally consist of selling, general and administrative expenses, including officers' and employees' compensation, professional fees, such as legal, accounting, and third party consultants, and travel expenses. Operating expenses increased $302,837, or approximately 27.3% for the nine months ended September 30, 2007 from the comparable period in Fiscal 2006, and were approximately 22.0% of our total revenues for this division as compared to approximately 229.4% for the nine months ended September 30, 2006. The decrease for the nine months ended September 30, 2007 reflects the consulting division's reduced dependence on external consultants as we have increased our infrastructure to support the expansion of our business model. We anticipate operating expenses for this division will increase as we expand our operations.

         In addition, to comply with the enactment of Section 404 of the Sarbanes-Oxley Act of 2002 as it relates to small business issuers such as our company, in connection with our annual report for our fiscal year ending December 31, 2007 our management will be required to provide an assessment of the effectiveness of our internal controls over financial reporting, including a statement as to whether or not internal controls over financial reporting are effective. In order to comply with this requirement we have engaged a third party consulting firm to undertake an analysis of our internal controls as we do not have the expertise to conduct the necessary evaluation. We expect the costs associated with the development of the necessary documentation and testing procedures required will be significant due to the diversity of our operations and the number of subsidiaries located outside the U.S.

         ENERGY

         Revenues from our energy division represented approximately 2.8% of our total revenues for the nine months ended September 30, 2007. Our energy division includes the operations of CDI Wanda. In January 2007 we formed Jinan and in February 2007 Jinan acquired a 51% equity interest in CDI Wanda. The energy division is engaged in the energy and recycling industry and provides ancillary services to oil refineries. Our consolidated statement of operations for the nine months ended September 30, 2007 include the operations of the energy division for the period from February 12, 2007, the date of acquisition, through September 30, 2007 (the "Energy Reporting Period"). We did not have any operations from this division during the nine months ended September 30, 2006.

         As set forth in Note 7 Pro Forma Financial Information (unaudited) to the consolidated financial statements appearing elsewhere in this quarterly report, our energy division had revenues of $179,003 for the nine months ended September 30, 2006. The increase in revenues from the nine months ended September 30, 2006 is attributable to increased market acceptance of energy and recycling applications such as those provided by CDI Wanda. For the Energy Reporting Period, this division had non-recurring revenues of approximately $1,240,000 from an energy company in Australia and revenues of approximately $415,000 from an energy company in Russia. Based upon information known to us at this time, we reasonably believe this division will report increasing revenues for the remaining periods of Fiscal 2007.

         The energy division's cost of revenues includes the cost of goods it sells. For the Energy Reporting Period, its cost of revenues was approximately 80% of its total revenues as compared to approximately 82% for the nine months ended September 30, 2006 as set forth in Note 7 Pro Forma Financial Information (unaudited) to the consolidated financial statements appearing elsewhere in this report. This decrease in the cost of revenues as a percentage of revenues and the corresponding increase in gross margin for the nine months ended September 30, 2007 is attributable to increased costs associated with the design of new equipment in 2006 for which there were no comparable costs for the nine months ended September 30, 2007. As CDI Wanda gains experience in the construction process certain efficiencies have been realized which have served to reduce the cost of goods sold. We expect that the energy division will generate gross margins of 10% to 15% during the balance of Fiscal 2007.

         Operating expenses generally consist of selling expenses and general and administrative expenses. Operating expenses as a percentage of total revenues for this division for the nine months ended September 30, 2007 were 14.0%, and included approximately $210,578 of selling expenses and approximately $238,376 of general and administrative expenses. As set forth in Note 7 Pro Forma Financial Information (unaudited) to the consolidated financial statements appearing elsewhere in this report, operating expenses for the energy division for the nine months ended September 30, 2006 were $29,944 or approximately 16.7% of revenues. We anticipate operating expenses within this division for the balance of Fiscal 2007 will be consistent with those recognized for the 12 months ended December 31, 2006.

OTHER INCOME (EXPENSE)

         Our total other income for the nine months ended September 30, 2007 increased approximately 286.5% from the comparable period in Fiscal 2006. The increase is primarily attributable to a one time gain of $374,635 representing accrued income taxes related to Chang Magnesium together with a realized gain on the sale of marketable equity securities of $658,956. We did not have comparable income items during the nine months ended September 30, 2006.

INCOME TAX BENEFIT (EXPENSE)

         Our income tax expense increased approximately 514% for the nine months ended September 30, 2007 from the nine months ended September 30, 2006 primarily as a result of the incremental revenue generated from the acquisitions made by our company.

NET INCOME (LOSS)

         Our net income for the nine months ended September 30, 2007 increased approximately 1,936% from the comparable period in Fiscal 2006 which is primarily attributable to net income of $2,177,037 from our magnesium division, adjusted for our 51% interest in Chang Magnesium and 60% interest in CDI Magnesium, approximately $240,750 from our chemical division, adjusted for our 51% ownership interest in Lang Chemical, and approximately $117,887 from our energy division, adjusted for our 51% ownership interest of CDI Wanda, and $4,583,514 from our consulting division.

FOREIGN CURRENCY TRANSLATION GAIN (LOSS)

         The functional currency of our Chinese subsidiaries is the RMB. The financial statements of our subsidiaries are translated to U.S. dollars using period-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations. As a result of this non-cash gain, we reported comprehensive income of $393,158 for the nine months ended September 30, 2007 as compared to $0 for comparable period in Fiscal 2006.

UNREALIZED GAIN ON MARKETABLE SECURITIES HELD FOR SALE, NET OF INCOME TAX

         The unrealized gain on marketable securities held for sale, net of income tax, represents the change in the fair value of these securities as of the end of the financial reporting period. Unrealized gains or losses on marketable securities held for sale and unrealized gains or losses on marketable securities held for sale-related party are recognized as an element of comprehensive income in our consolidated statement of operations on a monthly basis based on changes in the fair value of the security as quoted on national or inter-dealer stock exchanges. Once liquidated, the realized gain or loss on the sale will be reflected in our net income for the period in which the security is liquidated. At September 30, 2007 and September 30, 2006 the total amount of marketable securities held for sale reflect securities of Dragon Capital Group Corp., a related party, and this figure represents the value of securities we received as compensation. The unrealized loss is a result of fluctuations in the market price of underlying securities. These non cash charges, whether gains or losses, can have a significant impact, positive or negative, on our results of operations and there are no assurances that we will ever be able to liquidate these securities.

COMPREHENSIVE INCOME

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

         We maintain cash balances in the United States and China. At September 30, 2007 our cash position by geographic area are as follows:

         United States   $11,417,052
         China .......     5,931,039
                         -----------
                 Total   $17,348,091

         A substantial portion of our cash reserves are in the form of Renminbi held in bank accounts at financial institutions located in the PRC. The value of cash on deposit in China at September 30, 2007 has been translated based on the period end rate of exchange. Although the Chinese government introduced regulations in 1996 to allow greater convertibility of the Renminbi for current account transactions, significant restrictions still remain, including primarily the restriction that foreign-invested enterprises may only buy, sell or remit foreign currencies after providing valid commercial documents at those banks authorized to conduct foreign exchange business. In addition, conversion of Renminbi for capital account items, including direct investment and loans, is subject to government approval in China, and companies are required to open and maintain separate foreign exchange accounts for capital account items. We cannot be certain that the Chinese regulatory authorities will not impose more stringent restrictions on the convertibility of the Renminbi, especially with respect to foreign exchange transactions. Accordingly, cash on deposit in banks in the PRC is not readily deployable by our company for purposes outside of China.

         Our current assets at September 30, 2007 increased $33,919,379, or approximately 195.9%, from December 31, 2006 and reflects increases in cash and cash equivalents, accounts receivables, and prepaid expenses and other assets which were offset by decreases in investments in trading securities, investments in trading securities-related party, and inventory. Our current liabilities increased by $10,712,856, or approximately 102%, at September 30, 2007 from December 31, 2006; this reflects increases in accounts payable and accrued expenses, accounts payable-related party, advances from customers, and other payables which were offset by decreases in amounts due to executive officers, income taxes payable, and deferred taxes payable. Our current assets and current liabilities by operating divisions at September 30, 2007 are set forth in the following table:

                                        $ OF CURRENT        $ OF CURRENT
                DIVISION                   ASSETS           LIABILITIES
                --------                -----------         -----------

         Magnesium ............         $18,204,124         $12,200,191
         Chemical .............           7,472,383           7,272,532
         Consulting ...........          24,753,263           1,143,608
         Energy ...............             802,285             620,563
                                        -----------         -----------
                    Totals ....         $51,232,055         $21,236,894

         Accounts receivable, net of allowance for doubtful accounts, increased $7,119,581, or approximately 257%, at September 30, 2007 from December 31, 2006. At September 30, 2007, our accounts receivable by division are as follows:

                DIVISION                   AMOUNT
                --------                   ------

         Magnesium ............          $4,759,580
         Chemical .............           4,585,583
         Consulting ...........             468,416
         Energy ...............              76,064
                                         ----------
                    Total .....          $9,889,643

         Each of our magnesium, chemical and energy divisions generally offer payment terms of 90 days. For the nine months ended September 30, 2007, the average turn on accounts receivable for the magnesium division was 14 days, the average turn on accounts receivable for chemical division was 19 days, and the average turn on accounts receivable for energy division was 2 days. The consulting division generally receives payment in full for its services at the time of contract.

         Inventories at September 30, 2007 decreased $1,100,928, or approximately 20%, from December 31, 2006. The following table provides information on our inventories by division at September 30, 2007:

                DIVISION                   AMOUNT
                --------                   ------

         Magnesium ............          $3,204,462
         Chemical .............           1,050,848
         Consulting ...........                   -
         Energy ...............             138,054
                                         ----------
                    Total .....          $4,393,364

         For the nine months ended September 30, 2007, the average turn on inventory for the magnesium division was 20 days, the average turn on inventory for chemical division was 9 days, and the average turn on inventory for energy division was 20 days. The consulting division does not hold inventory.

         Prepaid expenses and other assets increased $10,719,584, or an increase of approximately 843%, at September 30, 2007 from December 31, 2006. The following table provides information on this asset by division at September 30, 2007:

  DIVISION        AMOUNT                           DETAIL
  --------        ------                           ------

Magnesium ..   $ 9,594,487   prepayments to vendors for merchandise ($9,369,621)
                             and VAT tax refunds available from the Chinese
                              government ($224,866)

Chemical ...     1,909,778   prepayments to vendors for merchandise

Consulting .       462,018   current portion of the fair value of securities
                             received as payment for services assigned to executive officers as compensation

Energy .....        25,547   prepayments to vendors for merchandise
               -----------
    Total ..   $11,991,830

         Accounts payable and accrued expenses increased $2,966,458, or approximately 65.7%, at September 30, 2007 from December 31, 2006. At September 30, 2007, our accounts payable and accrued expenses by division are as follows:

                DIVISION                   AMOUNT
                --------                   ------

         Magnesium ............          $1,863,670
         Chemical .............           5,414,486
         Consulting ...........             157,543
         Energy ...............              48,113
                                         ----------
                    Total .....          $7,483,812

         Advances from customers increased $3,597,466, or approximately 393% at September 30, 2007 from December 31, 2006. Advances from customers represent prepayments for product which has not yet been shipped. These amounts will be reduced when the corresponding order is shipped. At September 30, 2007, these liabilities by division are as follows:

                DIVISION                   AMOUNT
                --------                   ------

         Magnesium ............          $3,985,228
         Chemical .............             461,786
         Consulting ...........                   -
         Energy ...............              67,216
                                         ----------
                    Total .....          $4,514,230

         Other payables increased $1,052,768, or approximately 2,308%, at September 30, 2007 from December 31, 2006. At September 30, 2007, these liabilities by division are as follows:

  DIVISION        AMOUNT                           DETAIL
  --------        ------                           ------

Magnesium ..   $   571,777   Refund of advance on purchases, VAT tax payable
Chemical ...       105,324   VAT tax payable
Consulting .        31,559   Employee payroll tax payable
Energy .....       389,731   VAT tax payable
               -----------
    Total ..   $ 1,098,391

         From time to time we engage in transactions with related parties, including:

         o At September 30, 2007 Chang Magnesium owed Taiyuan YiWei Magnesium Industry Co. Ltd. approximately $3,779,516 for raw materials it had purchased. Taiyuan YiWei Magnesium Industry Co., Ltd. is a diversified magnesium organization which owns interests in seven subsidiary magnesium factories, a magnesium alloy factory and a magnesium powder desulphurization reagent factory, all located in China. In June 2006 Taiyuan YiWei Magnesium contributed property, plant and equipment to Chang Magnesium which was valued at $2,567,353, which represented all the assets related to the magnesium plant. Following our acquisition of Chang Magnesium, Mr. Yuwei Huang, Taiyuan YiWei Magnesium's Chairman, now also serves as Chang Magnesium's CEO and Executive Vice President for CDI Shanghai Management.

         o At September 30, 2007, Chang Magnesium prepaid Taiyuan YiWei Magnesium Industry Co., Ltd., a related party, $1,160,051 for the future delivery of inventory, and at September 30, 2007, Jinwei Magnesium has prepaid Taiyuan YiWei Magnesium Industry Co., Ltd. of $26,092 for the future delivery of inventory. Yuwei Huang, our minority shareholder of Chang Magnesium, is the chairman of Taiyuan YiWei Magnesium Industry Co., Ltd.

         o At September 30, 2007, Lang Chemical prepaid NanTong LangYuan Chemical Co., Ltd., a related party, $237,623 for the future delivery of inventory. NanTong LangYuan Chemical Co., Ltd. is owned by Jingdong Chen, the CEO and minority shareholder of Lang Chemical.

         At September 30, 2007 our consolidated balance sheet reflects a total minority interest of $9,672,279 which represents the equity of the minority shareholders' portion in our subsidiaries. The following table provides information regarding the minority interest by division:

                DIVISION                   AMOUNT
                --------                   ------
         Magnesium ............          $8,107,496
         Chemical .............             960,118
         Consulting ...........                   -
         Energy ...............             604,665
                                         ----------
                    Total .....          $9,672,279

         For the nine months ended September 30, 2007, our net increase in cash was $14,317,746 and consisted of $4,028,463 used in operating activities, $1,756,176 provided by investing activities, $16,302,870 provided by financing activities, and the effect of prevailing exchange rates on cash of $287,163.

         Net cash used in operating activities for the nine months ended September 30, 2007 was $4,028,463 as compared to net cash used in operating activities of $622,038 for the nine months ended September 30, 2006. For the nine months ended September 30, 2007, we used cash in operating activities to fund increases in inventory of $1,941,206, increases in accounts payable of $2,874,967, increases in accounts payable-related party of $2,232,636, and increases in other payables of $282,737, while we received advances from customers of $1,943,502,. These increases were primarily offset by non-cash expenses totaling $2,095,093, a decrease of prepaid expenses of $8,016,058, a decrease of prepaid expenses-related party of $1,423,766, a decrease of accounts receivable of $7,094,648, and a decrease of other receivables of $724,284.

         Net cash provided by investing activities was $1,756,176 for the nine months ended September 30, 2007 as compared to $281,880 for the nine months ended September 30, 2006, an increase of $1,474,296. This change is primarily attributable to an increase of $1,887,735 realized on the sale of marketable securities held for sale, a decrease of $71,581 in notes receivable, cash of $2,229,742 received in conjunction with our acquisitions, a decrease of $160,634 in restricted cash, and the purchase of $2,129,086 in property, plant and equipment.

         Net cash provided by financing activities for the nine months ended September 30, 2007 was $16,302,870 as compared to $1,183,683 for the nine months ended September 30, 2006. This increase includes $14,908,028 of proceeds from exercises of options, and proceeds from loans payable of $1,535,735. These increases were offset by repayment of advances in the amount of $140,893 made by our executive officers during the nine months ended September 30, 2007.

         During the balance of Fiscal 2007 in addition to general working capital, we have the following cash commitments:

         o At September 30, 2007 Lang Chemical had short term obligations totaling $1,159,021 due December, 2007 and January, 2008 which are secured by Lang Chemical property, and Chang Magnesium had short term obligations totaling $2,000,000 which are due in March, 2008. We intend to satisfy these obligations from cash on hand.

         o we agreed to provide an aggregate of approximately $7,000,000 as a contribution to various subsidiaries, including $6,750,000 to acquire a 51% equity interest in CDI Pan Asia, and $253,671 to acquire a 95% equity interest in CDI Jingkun Zinc. These contributions will be made from our cash reserves. We have sufficient cash reserves available to provide these funds.

         Furthermore we intend to commit capital to construct a manufacturing facility for our Lang Chemical segment. The anticipated cost of completing this facility is approximately $3,000,000 and we will need to provide additional working capital to Lang Chemical to complete construction of the facility. While we currently have sufficient cash reserves available to satisfy this investment we may need secure additional working capital to provide funds to complete construction of the facility. We are not contractually committed to invest this additional working capital to construct the new manufacturing facility for Lang Chemical; however, we believe operating margins at Lang Chemical could improve if it were to manufacture, sell and distribute their own product.

         Our cash reserves at September 30, 2007 were approximately $17,348,091. However, to fully pursue the expansion of our business plan which includes investing capital to augment the growth of our current subsidiaries and expand our business through new accretive acquisitions, we may be required to raise additional working capital through private or public financing, although at this time, we have no specific plans to do so.

         While we would prefer to raise capital through the sale of equity, we could also engage in a debt offering. If we raise additional working capital through the issuance of equity securities, existing stockholders may experience significant dilution. If we raise additional working capital through the issuance of debt, our interest expense will increase and adversely affect our ability to report profitable operations in future periods. Furthermore, notwithstanding the engagement of a banking firm, we may not be able to obtain additional financing when needed or on terms favorable to us. Since we have no commitment for additional capital, we cannot guarantee that we will be successful in securing such additional funds. If we are unable to generate sufficient cash when and as needed, we would be unable to fully implement our business model to expand our operations and acquire additional companies. In this event, we could be forced to curtail our plans to acquire additional companies and or continue to expand per our business model.

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

         A summary of significant accounting policies is included in Note 1 to the unaudited consolidated financial statements included in this report. Management believes that the application of these policies on a consistent basis enables us to provide useful and reliable financial information about our company's operating results and financial condition.

         We record property and equipment at cost. Depreciation and amortization are provided using the straight-line method over the estimated economic lives of the assets, which are from 3 to 40 years. Expenditures for major renewals and improvements which extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. We review the carrying value of long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets are measured by a comparison of its carrying amount to the undiscounted cash flows that the asset or asset group is expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the property, if any, exceeds its fair market value.

         We classify our existing investments in trading securities, investments in marketable securities held for sale-related party in accordance with SFAS No.
115. Investments in trading securities, investments in marketable securities held for sale-related party, consisting of marketable equity securities, are stated at fair value. Unrealized gains or losses are recognized in the consolidated statement of operations on a monthly basis based on fluctuations in the fair value of the security as quoted on national or inter-dealer stock exchanges. Realized gains or losses are recognized in the consolidated statement of operations as trading profits when the securities are sold.

         As mentioned above, we receive securities which include common stock and common stock purchase warrants from companies as part of our compensation for services. These securities are stated at fair value in accordance with SFAS No. 115 "Accounting for certain investments in debt and equity securities" and EITF 00-8 "Accounting by a grantee for an equity instrument to be received in conjunction with providing goods or services". Primarily all of the securities are received from small public companies. The stock and the stock purchase warrants received are typically restricted as to resale. Our policy is to sell securities we receive as compensation rather than hold on to these securities as long term investments, regardless of market conditions in an effort to satisfy our current obligations. We recognize revenue for such common stock based on the fair value at the time common stock is granted and for stock purchase warrants based on the Black-Scholes valuation model. Unrealized gains or losses are recognized in the consolidated statement of operations on a monthly basis based on changes in the fair value of the security as quoted on national or inter-dealer stock exchanges. Unrealized gains or losses on marketable securities held for sale-related party are recognized as an element of comprehensive income in our consolidated statement of operations on a monthly basis based on changes in the fair value of the security as quoted on national or inter dealer stock exchanges.

Stock Based Compensation

         In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment", which replaces SFAS No. 123 and supersedes APB Opinion No. 25. Under SFAS No. 123(R), companies are required to measure the compensation costs of share based compensation arrangements based on the grant date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share based compensation arrangements include stock options, restricted share plans, performance based awards, share appreciation rights and employee share purchase plans. In March 2005 the SEC issued Staff Accounting Bulletin No. 107, or "SAB 107". SAB 107 expresses views of the staff regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides the staff's views regarding the valuation of share based payment arrangements for public companies. SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods. On April 14, 2005, the SEC adopted a new rule amending the compliance dates for SFAS 123R. Companies may elect to apply this statement either prospectively, or on a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods under SFAS 123. Effective January 1, 2006, we fully adopted the provisions of SFAS No. 123R and related interpretations as provided by SAB 107. As such, compensation cost is measured on the date of grant as the excess of the current market price of the underlying stock over the exercise price. Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant.

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

Revenue Recognition

         Revenue is recognized when earned. Our revenue recognition policies are in compliance with the Securities and Exchange Commission's Staff Accounting Bulletin ("SAB") No. 104 "Revenue Recognition".

         China Direct Consulting provides services pursuant to written agreements which vary in duration. Revenues are recognized in accordance with the terms of the agreements. Revenues for China Direct Consulting are derived from a predetermined fixed fee for the services it provides to clients. The fee will vary based on the scope of the services to be provided.

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

         Lang Chemical and Chang Magnesium record revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, products are shipped, title passes, and collectibility is reasonably assured.

RECENT ACCOUNTING PRONOUNCEMENTS

         In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("FAS 157"). This Statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure related to the use of fair value measures in financial statements. The Statement is to be effective for our financial statements issued in 2008; however, earlier application is encouraged. We are currently evaluating the timing of adoption and the impact that adoption might have on our financial position or results of operations.

         In September 2006, the staff of the SEC issued SAB No. 108:
"Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements". SAB No. 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of determining whether the current year's financial statements are materially misstated. The SEC staff believes registrants must quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. This Statement is effective for fiscal years ending after November 15, 2006. The adoption of SAB No. 108 did not have a significant impact on our consolidated financial statements.

         In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FAS 115" (Statement 159). Statement 159 allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item's fair value in subsequent reporting periods must be recognized in current earnings. Statement 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the timing of adoption and the impact that adoption might have on our financial position or results of operations.

ITEM 3.  CONTROLS AND PROCEDURES

         Our management, which includes our CEO and our Vice President of Finance who serves as our principal financial and accounting officer, have conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) promulgated under the Securities and Exchange Act of 1934, as amended) as of a date (the "Evaluation Date") as of the end of the period covered by this report. Our management does not expect that our disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

         As of the evaluation date, our CEO and Vice President of Finance concluded that we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Vice President of Finance, to allow timely decisions regarding required disclosure.

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

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

         On October 15, 2007, CDI Shanghai Management's majority owned subsidiary CDI Jingkun Zinc was formed with total registered capital of $266,667 (RMB 2 million). CDI Shanghai Management contributed $253,671 (RMB 1.9 million) and Ms. Yixin Wang, the General Manager of CDI Jingkun Zinc, contributed $13,351(RMB 100,000) representing 95% and 5% equity interests, respectively. CDI Jingkun Zinc will seek to operate as a distributor of zinc concentrate within China.

         On August 24, 2007, CDI China entered into a material definitive agreement to sell its 60% equity interest in Big Tree Toys, Inc, a Florida corporation ("Big Tree") to Sense Holdings, Inc. a Florida corporation ("Sense"). Under the terms of the agreement, we sold Big Tree for $400,000 in cash and an aggregate of 20,000,000 shares of Sense's common stock, of which 10,000,000 were to be issued to us in four tranches of 2,500,000 shares on each of September 30, 2007, December 31, 2007, March 31, 2008 and June 30, 2008 and we are entitled to receive 10,000,000 shares of common stock if Big Tree meets certain revenue thresholds beginning in fiscal 2008. In October 2007 Sense issued us an aggregate of 8,250,000 shares, which represented the September 30, 2007, December 31, 2007 and March 31, 2008 tranches, as well as a portion of the June 30, 2008 tranche. As of the date of this report Sense is obligated to issue our company the remaining 1,750,000 shares under the terms of the agreement on March 31, 2008. In October 2007 we sold 8,250,000 shares of Sense's common stock to purchasers residing in China, including the minority owners of Chang Magnesium and Lang Chemical, in a private transaction. We received gross proceeds of $495,000 from these sales.

ITEM 6.  EXHIBITS

Exhibit
No.                               Description
-------                           -----------

10.1 CDI Pan Asia Magnesium Co., Ltd. Joint Venture Agreement dated September 28, 2007

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

                                      China Direct, Inc.

November 14, 2007                     By: /s/ Yuejian (James) Wang
                                          ------------------------
                                      Yuejian (James) Wang, CEO,
                                      principal executive officer

                                      By: /s/ Yi (Jenny) Liu
                                          ------------------
                                      Yi (Jenny) Liu, Vice President of Finance,
                                      principal accounting and financial officer