Form 10-K
period 2007-12-31
China Direct, Inc
filed 2008-03-31
CIK 1088787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

Form 10-K

☑

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

or

☐

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________________

CHINA DIRECT, INC.

(Name of registrant as specified in its charter)

Florida	001-33694	13-3876100
(State or other jurisdiction of incorporation or organization)	(Commission file number)	(I.R.S. Employer Identification No.)

431 Fairway Drive, Deerfield Beach, Florida 33441

(Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code: (954) 363-7333

Securities registered under Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, par value $0.0001	American Stock Exchange

Securities registered under Section 12(g) of the Act:

None

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☑ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☑ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes ☐ No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. $20,992,056 on June 29, 2007.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 21,007,010 shares of common stock are issued and outstanding as of March 28, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980). None.

TABLE OF CONTENTS

Page
PART I

Item 1.          Business.

1

Item 1A.       Risk Factors

13

Item 1B.       Unresolved Staff Comments.

19

Item 2.          Properties.

19

Item 3.          Legal Proceedings

20

Item 4.          Submission of Matters to a Vote of Security Holders

20

PART II

Item 5.          Stockholder Market for Registrant's Common Equity, Related Matters and

Issuer Purchases of Equity Securities

21

Item 6.          Selected Financial Data.

22

Item 7.          Management's Discussion and Analysis of Financial Condition and Results ff Operation

22

Item 7A.       Quantitative and Qualitative Disclosures about Market Risk.

38

Item 8.          Financial Statements and Supplementary Data.

39

Item 9.          Changes In And Disagreements With Accountants on Accounting and Financial Disclosure.

39

Item 9A(T).  Controls and Procedures.

39

Item 9B.       Other Information.

39

PART III

Item 10.        Directors, Executive Officers and Corporate Governance.

40

Item 11.        Executive Compensation.

47

Item 12.        Security Ownership of Certain Beneficial Owners and Management and

Related Stockholder Matters

53

Item 13.        Certain Relationships and Related Transactions, and Director Independence.

55

Item 14.        Principal Accountant Fees and Services.

56

PART IV

Item 15.      Exhibits, Financial Statement Schedules.

58

i

 CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, the risk of doing business in the People's Republic of China (the "PRC"), our ability to implement our strategic initiatives, our access to sufficient capital, the effective integration of our subsidiaries in the PRC into our U.S. public company structure, economic, political and market conditions and fluctuations, government and industry regulation, Chinese and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this report in its entirety, including the risks described in Item 1A. - Risk Factors. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

OTHER PERTINENT INFORMATION

All share and per share information contained in this report gives effect to the 100 for 1 (100:1) reverse stock split of our common stock effective June 28, 2006.

INDEX OF CERTAIN DEFINED TERMS USED IN THIS REPORT

Our year end is December 31. The year ended December 31, 2007 is referred to as “2007”, the year ended December 31, 2006 is referred to as “2006”. The year ended December 31, 2008 is referred to as “2008”. The year ended December 31, 2009 is referred to as “2009”.

When used in this report the terms:

–

"China Direct", "we", "us" or "our" refers to China Direct, Inc., a Florida corporation, and our subsidiaries,

–

“China Direct Investments”, refers to China Direct Investments, Inc., a Florida corporation, and a wholly owned subsidiary of China Direct,

–

“CDI China”, refers to CDI China, Inc., a Florida corporation, and a wholly owned subsidiary of China Direct,

–

“CDI Shanghai Management”, refers to CDI Shanghai Management Co., Ltd., a Chinese limited liability company and a wholly owned subsidiary of CDI China,

–

“Capital One Resource”, refers to Capital One Resource Co., Ltd., a Brunei company, and a wholly owned subsidiary of CDI Shanghai Management,

–

“Lang Chemical”, refers to Shanghai Lang Chemical Co., Ltd. a Chinese limited liability company, and a 51% majority owned subsidiary of CDI China,

–

“Chang Magnesium”, refers to Taiyuan Changxin Magnesium Co., Ltd., a Chinese limited liability company and a 51% majority owned subsidiary of CDI China,

–

“Chang Trading”, refers to Taiyuan Changxin YiWei Trading Co., Ltd., a Chinese limited liability company and a wholly owned subsidiary of Chang Magnesium,

–

“Excel Rise”, refers to Excel Rise Technology Co., Ltd., a Brunei company and a wholly owned subsidiary of Chang Magnesium,

–

“CDI Magnesium”, refers to CDI Magnesium Co., Ltd., a Brunei company and a 51% majority owned subsidiary of CDI China,

–

“Asia Magnesium”, refers to Asia Magnesium Corporation Ltd., a Hong Kong limited liability company and a wholly owned subsidiary of Capital One Resource

–

“Golden Magnesium”, refers to Shanxi Gu County Golden Magnesium Co., Ltd., a Chinese limited liability company, formerly referred to by us in filings and press releases as “Jinwei Magnesium”, and a 52% majority owned subsidiary of Asia Magnesium,

–

“Pan Asia Magnesium”, refers to Pan Asia Magnesium Co., Ltd., a Chinese limited liability company and a 51% majority owned subsidiary of CDI China,

–

“Baotou Changxin Magnesium”, refers to Baotou Changxin Magnesium Co., Ltd., a Chinese limited liability company and a 51% majority owned subsidiary of CDI China,

–

“CDI Clean Technology”, refers to CDI Clean Technology Group, Inc., a Florida corporation formerly known as Jinan Alternative Energy Group Corp., and a wholly owned subsidiary of CDI China,

–

“CDI Wanda”, refers to Shandong CDI Wanda New Energy Co., Ltd., a Chinese limited liability company and a 51% majority owned subsidiary of CDI Clean Technology,

–

“Yantai CDI Wanda”, refers to Yantai CDI Wanda Renewable Resources Co., Ltd., a Chinese limited liability company and a 52% majority owned subsidiary of CDI Wanda,

–

“CDI Jingkun Zinc”, refers to CDI Jingkun Zinc Industry Co., Ltd., a Chinese limited liability company and a 95% majority owned subsidiary of CDI Shanghai Management,

–

“CDI Jixiang Metal”, refers to CDI Jixiang Metal Co., Ltd., a Chinese limited liability company and a wholly owned subsidiary of CDI China

–

“CDI Metal Recycling”, refers to Shanghai CDI Metal Recycling Co., Ltd., a Chinese limited liability company and an 83% majority owned subsidiary of CDI Shanghai Management.

Organizational Chart

PART I

ITEM 1.

BUSINESS.

China Direct is a management and advisory services organization which owns and consults business entities operating in the People’s Republic of China (“PRC”). China Direct, our U.S. parent company, operates in two primary divisions; (i) Management Services and (ii) Advisory Services. Our Management Services division acquires controlling interests of Chinese business entities which we consolidate as either our wholly or majority owned subsidiaries. Through this ownership control, we provide management advice as well as investment capital, enabling these subsidiaries to successfully expand their operations. Our second division, Advisory Services, provides consulting services to both Chinese entities seeking access to the U.S. capital markets and North American entities seeking business opportunities in the PRC.

China Direct was created in recognition of the market need for both investment capital and management acumen for small to medium size business entities in the PRC with annual revenues under $100 million. Our mission is to provide a platform to support, develop and nurture these businesses which play a vital role in the ongoing expansion of the Chinese economy. The combined resources of our two operating divisions offer Chinese entities business solutions which foster growth and the ability to compete successfully on a global scale. As of the date of this report, our Management Services division includes 16 subsidiaries in various industries with over 1,200 employees in the PRC. Our Advisory Services division currently has five clients which trade publicly in the U.S. markets.

Our corporate headquarters are in Deerfield Beach, Florida and houses the executive team that guides the overall operations of our Company. Our U.S. office employs both English and Chinese speaking business, legal and accounting staff. These professionals focus particularly on due diligence, verifying information, financial and otherwise, regarding our subsidiaries in China and on ensuring that our Company properly complies with all reporting requirements of the Securities and Exchange Commission ("SEC") and other applicable laws in the U.S. and PRC.

Management Services Division

Our Management Services division includes our wholly and majority owned subsidiaries operating in China. We refer to these subsidiaries as our “portfolio” companies. We are committed to improving the quality and performance of each portfolio company by providing an array of resources to augment their efficiency and growth. These resources include management advice, investment capital, business development services, strategic planning, macroeconomic industry analysis and financial management.

We provide these services through management teams in both the United States and China. In Shanghai, our wholly owned subsidiary CDI Shanghai Management performs due diligence on acquisition targets and spearheads all necessary government approvals and licenses in the PRC. In addition, the Shanghai office actively monitors our Chinese subsidiaries and acts as a liaison with our U.S. headquarters.

Our primary, but not exclusive, method of acquiring a portfolio company in the PRC is to create a foreign invested entity (“FIE”), also referred to herein as a joint venture. Generally, to create a FIE, an application is made to the local PRC government to increase the “registered capital” of a Chinese domestic company. The Chinese domestic company will contribute its assets and we will contribute investment funds over time to satisfy this new registered capital amount. Upon receipt of the requisite government approvals, a new FIE is created with our ownership percentage represented by the value of our registered capital contribution as compared to the new total registered capital amount. We endeavor to adhere to all rules and regulations governing foreign investment in China and to obtain all necessary governmental approvals and business licenses for our portfolio companies.

Within our Management Services division, we maintain and report three business segments:

-

Magnesium

-

Basic Materials

-

Clean Technology

Management Services Division: Segments; Portfolio Companies

-

Magnesium segment

-

Chang Magnesium

-

Chang Trading

-

Excel Rise

-

CDI Magnesium

-

Asia Magnesium

-

Golden Magnesium

-

Pan Asia Magnesium

-

Baotou Changxin Magnesium

-

Basic Materials segment

-

Lang Chemical

-

CDI Jingkun Zinc

-

CDI Jixiang Metal

-

Clean Technology segment

-

CDI Clean Technology

-

CDI Wanda

-

Yantai CDI Wanda

-

CDI Metal Recycling

Magnesium segment

Our Magnesium segment is currently our largest segment by revenue and number of portfolio companies. Commencing in the fourth quarter of 2006 we have entered into agreements to acquire controlling interests in eight magnesium entities operating in China that produce and/or distribute magnesium products such as pure magnesium ingots, magnesium powders and magnesium scraps. Revenues from this segment were approximately $100.9 million in 2007, including revenues of approximately $2.8 million from related parties, and represented approximately 58% of our total consolidated revenues.

Magnesium and its alloys have many increasingly useful technological and consumer applications. Magnesium is the third most commonly used structural metal, following steel and aluminum, and is used in the production of alloys used in aircraft and automobile parts. Various forms of magnesium are also used in the manufacture of electronic equipment. Magnesium oxide is refractory and may be used as bricks and liners in furnaces. Magnesium powder is also used in flares, flashes and pyrotechnics.

Chang Magnesium, Golden Magnesium and Pan Asia Magnesium are located in the Shanxi Province, while Baotou Changxin Magnesium’s facilities are located in Inner Mongolia. These locations are rich in natural resources such as dolomite and ferrosilicon, the primary raw materials used to create pure magnesium. In addition these areas have vast deposits of coal which enable our magnesium subsidiaries to utilize waste gas of neighboring coke refineries to fuel their magnesium producing furnaces. This utilization of waste gas as energy is less expensive than burning coal and each of our subsidiaries in the Shanxi Province has entered into multi year agreements with certain coke refineries to access their waste gas and thus lock in energy cost savings. Additionally, the use of waste gas is a more environmentally friendly means of energy relative to refineries which burn coal to supply energy.

This exploitation of waste gas as energy is an important element to our business model in the Magnesium segment in light of recent regulations implemented by the PRC to control industrial pollution. Entities that fail to meet the requirements of these new environmental protection standards may be required to pay fines or suspend or halt production. We have obtained a license from the Environmental Protection Administration of the Shanxi Province for our production facilities at Chang Magnesium, Pan Asia Magnesium and Golden Magnesium. While it is not currently mandatory for manufacturers to obtain such a PRC government issued license, in an effort to accommodate mounting global pressure to reduce pollution, it is expected that the PRC government will implement such measures by December 2008.

All of our magnesium manufacturing facilities utilize a production method known as the silicothermic manufacturing process, sometimes referred to as the ‘pigeon process”, as the primary production method of its magnesium products. The pigeon process, a common method of manufacturing magnesium in China, offers several advantages including reduced costs, shorter production cycles, and environmentally friendly production methods when compared with alternative production methods. In addition, our most recent acquisition, Baotou Changxin Magnesium will implement high temperature air combustion technology, also known as flameless combustion in an attempt to reduce production costs.

We are currently in the process of expanding our magnesium facilities. Generally, we seek to build magnesium refineries in stages that upon completion will provide 6,000 metric tons of annual capacity. Construction costs of these 6,000 metric ton facilities generally range from $3,500,000 to $4,000,000 with a construction time frame of six to nine months. We expect each additional production line of 6,000 metric tons will cost approximately $2,500,000 to $3,500,000 with a construction timeframe of approximately four to six months. We are funding these facilities, pursuant to joint venture agreements, through a combination of our contribution to registered capital, our partner’s contribution of facilities and future operational profits.

Global production of magnesium was estimated to be approximately 755,000 metric tons per year in 2007 and 725,000 metric tons in 2006, with China representing approximately 80% of the world’s production. Currently, the price of magnesium is approximately $4,200 per metric ton, which has increased from approximately $3,900 per metric ton at December 31, 2007 and approximately $2,200 per metric ton at December 31, 2006.

As of the date of this annual report, the maximum annual production capacity within our Magnesium segment is approximately 20,000 metric tons. We estimate as planned facilities come on line, our maximum annual production capacity of the subsidiaries currently within this segment should reach approximately 50,000 metric tons annually by December 2008. While there is no assurance that we will be successful, we expect to acquire controlling interests in additional magnesium operations to expand this segment which currently has 1,150 employees. Our portfolio companies in this segment are described below.

Portfolio Company	Operations

Chang Magnesium

Chang Magnesium, located in Yangqu County, of the Shangxi Province, China is currently capable of producing 8,000 metric tons of magnesium annually. The primary products include magnesium ingot, magnesium scraps, magnesium powder and other related products. Chang Magnesium produces magnesium ingot with a magnesium element in excess of 99.95%.

Chang Trading

Chang Trading is a wholly owned subsidiary of Chang Magnesium. Chang Trading is a distributor of magnesium products. Changxin Trading distributes various forms of magnesium, including but not limited to magnesium ingot, magnesium powder, magnesium scrap, magnesium alloy and various grades of ordinary magnesium slabs.

Excel Rise

Excel Rise operates is a distributor of magnesium products; primary products include various forms of magnesium, including but not limited to magnesium powder, magnesium scrap, and various grades of ordinary magnesium slabs.

CDI Magnesium

CDI Magnesium distributes various forms of magnesium including but not limited to magnesium ingot, magnesium powder, magnesium scrap, magnesium alloy and various grades of ordinary magnesium slabs. This subsidiary was originally formed to operate a magnesium alloy refinery; however management has decided not to pursue this strategy at the present time and instead will concentrate on operating solely as a distributor. CDI Magnesium has had nominal operations to date.

Portfolio Company	Operations

Asia Magnesium and its subsidiary Golden Magnesium

Asia Magnesium conducts its operations through Golden Magnesium. Golden Magnesium, located in Yueyan, of Gu County, in the Shanxi Province currently has a maximum annual production capacity of approximately 6,000 metric tons of magnesium and is implementing a construction project to increase annual capacity to 20,000 metric tons. The first stage of construction, providing an additional 6,000 metric tons of annual production capacity is expected to be completed in June 2008. The second stage of construction, if implemented, is estimated to add an additional 8,000 metric tons of annual production capacity and is scheduled to be completed in June 2009. Golden Magnesium will utilize contributions to registered capital and operational profits to construct the facilities.

Pan Asia Magnesium

Pan Asia Magnesium operates a magnesium refinery located in Taiyuan, China and is engaged in the production and sale of magnesium ingot with a magnesium element in excess of 99.95% in sizes ranging from 2 kg to 30 kg. It typically sells approximately 30% of its manufacturing production to foreign entities located in Europe and Asia, with approximately 70% of its production being historically sold to Chinese trading companies who export to foreign countries.

The plant currently has the capacity to produce approximately 6,000 metric tons annually and is constructing two additional plants, one with an estimated annual production capacity of 6,000 metric tons to be completed in June 2008, and another with an estimated annual production capacity of 6,000 metric tons to be completed in December 2008. Following construction Pan Asia Magnesium is expected to have a maximum annual production capacity of 18,000 metric tons. Pan Asia Magnesium produced and sold 5,600 and 4,500 metric tons of magnesium ingots in 2007 and 2006, respectively.

Baotou Changxin Magnesium

Located in the Inner Mongolia Autonomous Region of the Shi Guai District of Baotou City, Baotou Changxin Magnesium will engage in the production, sale and distribution of magnesium, magnesium alloys and related products. This portfolio company is constructing a new magnesium facility estimated to have an annual production capacity of 12,000 metric tons which is expected to be completed by December 2008. Baotou Changxin Magnesium will utilize contributions to registered capital to construct its facilities.

Basic Materials segment

Management of China Direct believes demand will continue to be strong for Basic Materials, such as industrial chemical, basic metals and minerals, forestry and wood products, and other basic resources, particularly in the PRC where the economy has been expanding to meet the needs of its populace. We currently hold three portfolio companies in our Basic Materials segment with a total of 54 employees. In 2007 revenues from our Basic Materials segment were solely attributable to Lang Chemical. Lang Chemical’s revenues were approximately $55.3 million in 2007, representing approximately 32% of our total consolidated revenues. The other two portfolio companies in this segment were acquired during the fourth quarter of 2007 with the expectation they will commence operations in the third quarter of 2008.

Portfolio Company	Operations

Lang Chemical

Lang Chemical, located in Shanghai, specializes in the sale and distribution of industrial grade synthetic chemicals. Managing the logistics of the distribution channel, Lang Chemical acts as a third party agent in the sale of synthetic chemicals from the supplier to the customer, as well as a distributor of synthetic chemicals to customers. Revenues are generated via commission ranging from 1% to 2.5% of the sales price, with the commission varying depending on the product sold. The majority of Lang Chemical’s customers are industrial manufacturing facilities and trading companies. In 2007 Lang Chemical established distribution agreements allowing them access to obtain increased amounts of products which in turn they could sell to customers.

Lang Chemical distributes four primary product categories; Glacial acetic acid and acetic acid derivatives, Acrylic acid and acrylic ester, Vinyl acetate-ethylene (“VAE”) and Polyvinyl alcohol (“PVA”). Products sold and distributed by Lang Chemical are used by customers as raw materials in the production of a variety of finished products such as paint, glue, plastics, textiles, leather goods as well as various medical products. Lang Chemical is a distribution agent in the eastern section of China for manufacturers such as BASF YPC Co., Ltd., Celanese (China) Holding Co., Ltd. and Lucite International (China) Chemical Industry Co., Ltd.

CDI Jingkun Zinc

CDI Jingkun Zinc plans to distribute zinc concentrate which is the material utilized in the processing of zinc metal and zinc alloy products. The major uses of zinc are: anti-corrosion coatings on steel (galvanizing), precision components (die casting), construction material, brass, pharmaceuticals and cosmetics micronutrient for humans, animals and plants. CDI Jingkun Zinc intends to sell and distribute zinc concentrate to local zinc and zinc alloy refining factories. CDI Jingkun Zinc entered into a distribution agreement with a local zinc processing company to be the sole distributor for zinc concentrate. This local producer expects to commence production in June 2008. Thereafter CDI Jingkun Zinc will commence operations.

CDI Jixiang Metal

CDI Jixiang Metal, located in Yongshun County, of the Hunan Province,  plans to manufacture lead and zinc oxide products as well as distribute zinc and lead concentrate. Zinc concentrate is employed in the production of zinc metal and zinc alloys. Lead concentrate is used in the production of lead metal and lead alloys.

CDI Jixiang Metal owns the mining rights to approximately 51 acres located in the Yongshun Kaxi Lake Mining area which hold both zinc and lead ores. The mining rights were obtained in 2004 from the Ministry of Land and Resources and allow for the mining of an aggregate of 10,000 metric tons of zinc and lead annually. A production facility for CDI Jixiang Metal is currently under construction and the company expects to commence operations in May 2008. CDI Jixiang Metal will seek to sell and distribute zinc concentrate to local zinc and zinc alloy refining factories.

Clean Technology segment

Management of China Direct believes recycling operations will become strong growth drivers worldwide as natural resources continue to be depleted. Thus, we intend to opportunistically expand this segment throughout 2008 and beyond. Revenues in 2007 from the Clean Technology segment were approximately $6.7 million and represented approximately 4% of our total consolidated revenues. We currently have four portfolio companies in this segment with a total of 42 employees. These subsidiaries are described below.

CDI Clean Technology	CDI Clean Technology is the U.S. entity through which we primarily acquires all of our PRC subsidiaries in this Clean Technology segment.

CDI Wanda

CDI Wanda, located in Jinan, the capital city of Shandong Province, is engaged in the alternative energy and recycling industry and develops environmentally friendly recycling technological applications as well as ancillary services related to the operations of refineries. CDI Wanda has developed a process to recycle waste rubber tires into distillate fuels such as diesel, gasoline and fuel oil. CDI Wanda assembles and sells recycling equipment. CDI Wanda received a patent (patent number: ZL 03216290) on the application as well as the equipment from the State Intellectual Property Office of China in April 2003. CDI Wanda has received the ISO9001:2000 International Quality Management System and ISO14001:2004 International Environment System qualifications for the recycling application as well as the recycling equipment. The primary components for the recycling machinery are provided by Wuxi Xitang Chemical Machinery Co., Ltd. located in Wuxi, Jiangsu Province.

Various sources estimate there are approximately 140 million scrap tires generated in China each year. Scrap tires present unique recycling and disposal challenges because they are heavy, bulky and made from a variety of materials. Scrap tires can be recycled to create tire-derived fuel (TDF), which is a low-sulfur, high-heating-value fuel. Scrap tires can be recycled as whole or split tires, or as crumb (ground) or shredded rubber. The recycled tires can be used for artificial reefs and playground equipment; split tires for floor mats, belts, and dock bumpers; crumb rubber for mudguards, carpet padding, tracks and athletic surfaces, and rubberized asphalt; and shredded tires are used for road embankment or road fill material. Approximately 20% of an ordinary tire is comprised of petroleum-based synthetic rubber. The remainder of the tire is typically composed of natural rubber, steel belts, bead wire, carbon black, cloth and variety of other chemicals; these other elements do not contribute significantly to the recycling value of waste tires.

Presently we only have operations within CDI Wanda which sold and distributed 30 and 200 recycling machines in 2007 and 2006, respectively. CDI Wanda has a sales and marketing division which covers East China, Southeast Asia and Europe. The primary clients of CDI Wanda are fuel refineries. The recycling machines were sold to companies in Australia, Russia and Bulgaria.

Yantai CDI Wanda

Yantai CDI Wanda was formed to construct and operate a scrap tire recycling center utilizing a recycling process developed by CDI Wanda. The end products will include heavy oil, crude carbon and steel scrap; which Yantai CDI Wanda will seek to distribute to local oil refineries, as well as rubber, steel and plastic factories. Yantai CDI Wanda will obtain scrap tires local waste companies. This new joint venture will be located in the Yantai development zone and industrial park which currently receives incentives and support from the state government for project establishment in renewable resources.

The estimated cost to construct this scrap tire recycling facility is $550,000. Yantai CDI Wanda will utilize contributions of registered capital to construct the facilities. Yantai CDI Wanda expects to commence operations in October 2008.

CDI Metal Recycling

CDI Metal Recycling, located in Shanghai, will focus on recycling aluminum wires to create aluminum powder, which consists of 99.65% pure aluminum. Aluminum powder, depending on its mesh size, can be used in multiple industries including electronics as a conductor or dissipater of heat and electricity, metallurgy for molds and mixtures as well as metal coatings and rust proofing. Other applications include paints and coatings, chemical and metallurgical applications, propellants, explosives, and fireworks.

CDI Metal Recycling is currently constructing facilities with an annual recycling capacity of 1,200 metric tons of aluminum powder. The estimated cost to construct the facilities, including production equipment, is approximately $350,000. They will utilize contributions of registered capital to construct the facilities. CDI Metal Recycling expects to commence operations in October 2008.

Advisory Services Division

Our Advisory Services division offers a suite of consulting services tailored to meet the needs of each individual client. We currently have service contracts with various clients who conduct business within China or seek to conduct business with China. We refer to these companies as “client” companies. Our Advisory Services division includes our Consulting segment, which had revenues of approximately $11.3 million in 2007, including approximately $1.8 million from related parties, and represented approximately 6.5% of our total consolidated revenues.

China Direct is comprised of both Chinese and American professionals eager to develop creative solutions for companies attempting to access the Chinese economy and navigate through what are often confusing cultural and legal challenges. Members of our team possess a working knowledge of the unique characteristics of business operations in China. Employing a multicultural team, both in our U.S. and Shanghai offices, our organization presents a series of advantages critical to the success of these Chinese entities. In 2007 we increased our staff enabling our Consulting segment to provide services to an expanding roster of client companies. Our Consulting segment currently has 19 employees in the U.S. and 12 employees in China.

Our Consulting segment generates revenues by providing services to client companies through the operations of our wholly owned subsidiaries China Direct Investments, CDI Shanghai Management, and Capital One Resource. The consulting fees vary based upon the scope of the services to be rendered. Historically, a significant portion of the fees earned by the Consulting segment have been paid in the form of common stock or common stock purchase warrants of our client companies. These securities are valued at fair market value for the purposes of our revenue recognition. Primarily all of the securities received as compensation pursuant to agreements within our Consulting segment are from small public companies and are typically restricted as to resale. The Consulting segment recognizes revenue from such securities based on the fair value at the time common stock is granted and for stock purchase warrants based on the Black-Scholes valuation model. Our policy is to sell the securities we receive as compensation when permitted rather than hold these securities as long term investments, regardless of market conditions, in an effort to satisfy our current obligations. The fees due under contracts with our client companies are amortized over the term of the agreement.

We seek to work with our client companies to design meaningful solutions to enable clients to focus more of their resources on executing their business strategy. Our Consulting segment offers a comprehensive suite of services tailored to the specific needs of our clients. These services include:

-

General business consulting

-

Chinese regulatory advice

-

Translation services

-

Formation of entities in the PRC

-

Coordination of professional resources; i.e. legal, audit and investment banking

-

Strategic alliances and partnerships

-

Advice on effective means of accessing U.S. capital markets

-

Mergers and acquisitions

-

Coordination of Sarbanes-Oxley compliance

-

Corporate asset evaluation

-

Interim CFO support

EMPLOYEES

As of March 31, 2008 we have a total of 1,277 full-time employees, including 19 employees in the United States and 1,258 employees in the PRC. We believe we have good working relationships with our employees. We are currently not a party to any collective bargaining agreements.

For our employees in the PRC, we are required to contribute a portion of our employees’ total salaries to the Chinese government’s social insurance funds, including medical insurance, unemployment insurance and job injuries insurance, as well as a housing assistance fund, in accordance with relevant regulations. We expect the amount of our contribution to the government’s social insurance funds to increase in the future as we expand our workforce and operations.

COMPETITION

Our portfolio companies and the business segments they operate in face unique challenges and extensive competition.

Magnesium segment: The magnesium market in China, which produces approximately 80% of the world’s magnesium, is dominated by several large manufacturers. Our main competitors in the industry are Tongxiang Magnesium Co., Ltd., Yingguang Magnesium Co., Ltd. and Taiyuan YiWei Magnesium Industry Co., Ltd. ("YiWei Magnesium"), a related party. See Item 13. Certain Relationships and Related Transactions, and Director Independence appearing later in this report. Production costs associated with the energy needed to fuel the magnesium refinery are a significant challenge facing all producers. We have targeted and acquired portfolio companies in the Shanxi Province, in close geographic proximity to coke refineries who supply waste gas that fuels our magnesium refineries. Additionally, we have entered into long term contracts providing for the necessary energy to keep our facilities running in an effort to compete effectively with other companies in this market.

Basic Materials segment: Recent years have witnessed growing demand for basic materials to support the expanding global economy. The Chinese economy has been growing at an average rate of 10% since 1979, and with this demand, many domestic and foreign entities have entered into businesses that mine and manufacture and harvest the vast natural resources of China to support the expansion of that economy. While we believe our portfolio companies in this segment have viable business models, we also recognize that many rival entities possess greater financial and technical resources to compete in these businesses.

Lang Chemical competes with a variety of companies which include global and domestic distribution agents as well as manufacturers. Lang Chemical believes it offers a competitive advantage over its competitors due to quality, supply, distribution capability, and price. Lang Chemical has distribution relationships with manufacturing companies including BASF-YPC Co., Ltd., Celanese (China) Holding Co., Ltd. and Lucite International (China) Chemical Industry Co., Ltd. which have developed a reputation for quality within the industry. In addition, it has relationships with global synthetic manufacturers that historically have had the resources to maintain adequate inventory levels thereby ensuring Lang Chemical's ability to provide its customers with a sufficient supply of quality products.

Consulting segment: Our Consulting segment competes with many entities and individuals seeking to take advantage of the expanding Chinese marketplace and the growing need for Chinese entities to access capital and management advice while seeking to access the U.S. capital markets. This competition ranges from large management consulting firms and investment banks that offer a broad range of consulting and financial services, to small companies and independent contractors that provide specialized services. Many of these firms are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. While we believe there are numerous potential target businesses and opportunities that are available to us by virtue of our experience and through the leverage of our relationships within China, we recognize we are competing with firms that may possess greater financial, marketing, technical, human and other resources.

Clean Technology segment: Many competitors on a global scale have entered the “Green” technology sector offering a range of solutions to mitigate the waste generated by industrial expansion. While we believe our portfolio companies in this segment have viable  technologies in niche areas, we also recognize that many rival entities possess greater financial and technical resources while competing in this sector.

INTELLECTUAL PROPERTY

We consider the patents and trademarks of our portfolio companies to be valuable assets. CDI Wanda within our Clean Technology segment relies on the proprietary nature of their intellectual property as a distinct business advantage and asset. As mentioned earlier, CDI Wanda received a patent (patent number: ZL 03216290) on the application as well as the equipment from the State Intellectual Property Office of China in April 2003. CDI Wanda has received the ISO9001:2000 International Quality Management System and ISO14001:2004 International Environment System qualifications for the recycling application as well as the recycling equipment. Our protection efforts may prove to be unsuccessful, and unauthorized parties may copy or infringe upon aspects of our intellectual property rights. In addition, these parties may develop similar technology independently. The PRC’s intellectual property protection regime is consistent with those of other modern industrialized countries. The enforcement of these rights may prove difficult and complex.  Existing trade secret, copyright and trademark laws offer only limited protection and may not be available in every country in which we will offer our services.

We do not believe that our overall competitive position is dependent on patent or trademark protection or that our overall operations are dependent upon any single patent or group of related patents.

GOVERNMENT REGULATION

Despite efforts to develop the legal system over the past several decades, including but not limited to legislation dealing with economic matters such as foreign investment, corporate organization and governance, commerce, taxation and trade, the PRC continues to lack a comprehensive system of laws. Further, the laws that do exist in the PRC are often vague, ambiguous and difficult to enforce, which could negatively affect our ability to do business in China and compete with other companies in our segments.

In September 2006, the Ministry of Commerce (“MOFCOM”) promulgated the Regulations on Foreign Investors' Mergers and Acquisitions of Domestic Enterprises (M&A Regulations) in an effort to better regulate foreign investment in China. The M&A Regulations were adopted in part as a needed codification of certain joint venture formation and operating practices, and also in response to the government's increasing concern about protecting domestic companies in perceived key industries and those associated with national security, as well as the outflow of well-known trademarks, including traditional Chinese brands.

As a U.S. based company doing business in China, we seek to comply with all PRC laws, rules and regulations and pronouncements, and endeavor to obtain all necessary approvals from applicable PRC regulatory agencies such as the MOFCOM, the State Assets Supervision and Administration Commission ("SASAC"), the State Administration for Taxation, the State Administration for Industry and Commerce, the China Securities Regulatory Commission ("CSRC"), and the State Administration of Foreign Exchange("SAFE").

Economic Reform Issues. Since 1979, the Chinese government has reformed its economic systems. Many reforms are unprecedented or experimental; therefore they are expected to be refined and improved. Other political, economic and social factors, such as political changes, changes in the rates of economic growth, unemployment, inflation, or the disparities in per capita wealth between regions within China, could lead to further readjustment of the reform measures. We cannot predict if this refining and readjustment process may negatively affect our operations in future periods, particularly in relation to future policies including but not limited to foreign investment, taxation, inflation and trade.

Currency. The value of the Renminbi (“RMB”), the main currency used in China, fluctuates and is affected by, among other things, changes in China’s political and economic conditions. The conversion of RMB into foreign currencies such as the U.S. dollar have been generally based on rates set by the People’s Bank of China, which are set daily based on the previous day’s interbank foreign exchange market rates and current exchange rates on the world financial markets.

Environment. We are currently subject to numerous Chinese provincial and local laws and regulations relating to the protection of the environment which are highly relevant to our Magnesium, Basic Materials and Clean Technology segments. These laws continue to evolve and are becoming increasingly stringent. The ultimate impact of complying with such laws and regulations is not always clearly known or determinable because regulations under some of these laws have not yet been promulgated or are undergoing revision. In 2007 we did not spend any funds related to compliance with environmental regulations.

The Environmental Protection Law requires production facilities that may cause pollution or produce other toxic materials to take steps to protect the environment and establish an environmental protection and management system. Penalties for breaching the Environmental Protection Law include a warning, payment of a penalty calculated on the damage incurred, or payment of a fine. When an entity has failed to adopt preventive measures or control facilities that meet the requirements of environmental protection standards, it may be required to suspend its production or operations and pay a fine.

The State Environmental Protection Administration Bureau is responsible for the supervision of environmental protection, the implementation of national standards for environmental quality and discharge of pollutants, and supervision of the environmental management system in China. Environmental protection bureaus at the county level or above are responsible for environmental protection within their jurisdictions. The laws and regulations on environmental protection require each company to prepare environmental impact statements for a construction project to the environmental protection bureaus at the county level. These must be prepared prior to when the construction, expansion or modification commences.

Management of China Direct has recognized this tighter scrutiny surrounding environmental protection in the PRC and this consideration is a material factor in our due diligence process when selecting and acquiring companies in China. In our Magnesium segment, for example, the manufacturing companies we have acquired since December 2006 utilize waste gas to fuel their plants. We believe this mitigates the risk of our magnesium production being limited in the future due to environmental protection actions initiated by the PRC.

We believe our current operations in the PRC comply with the environmental protection requirements. We are not subject to any admonition, penalty, investigations or inquiries imposed by the environmental regulators, nor are we subject to any claims or legal proceedings to which we are named as a defendant for violation of any environmental laws and regulations.

Other regulations particularly applicable to Basic Materials segment

Regulation of the chemical industry within China is monitored by The Ministry of China Chemical Industry. Industry participants are governed by the Industrial Chemical Control Law (ICCL) issued by the Ministry of China Chemical Industry. The Shanghai provincial government issues licenses for the distribution of chemical products in China. In January 1998 Lang Chemical received its license to operate within the chemical industry of the PRC. Lang Chemical believes it is in substantial compliance with all provisions of those registrations, inspections and licenses and has no reason to believe that they will not be renewed as required by the applicable rules of the Central Government and Shanghai City.

Other regulations particularly applicable to Magnesium and Basic Resource segments

China's Mining Ministry, and other provincial, county and local authorities in jurisdictions in which our products are processed or sold, monitors the processing, storage, and distribution of our magnesium products. Our processing facilities are subject to periodic inspection by national, provincial, county and local authorities. We may not be able to comply with current laws and regulations, or any future laws and regulations. To the extent that new regulations are adopted, we will be required to conform our activities in order to comply with such regulations. We may be required to incur substantial costs in order to comply. Our failure to comply with applicable laws and regulations could subject us to civil remedies, including fines, injunctions, recalls or seizures, as well as potential criminal sanctions, which could have a material and adverse effect on our business, operations and finances. Changes in applicable laws and regulations may also have a negative impact on our sales.

Our Corporate History

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

Between 1999 and 2005 we operated a number small, start up or development stage businesses. During 2005 our operations consisted of two internet based businesses, StogiesOnline.com and AuctionStore.com. StogiesOnline.com was an online distributor and retailer of brand name premium cigars. AuctionStore.com was an eBay(R) Trading Assistant and internet based seller of consigned merchandise whose primary medium of sales is eBay(R). While we reported sales from these operations of $114,904 for the nine months ended September 30, 2005, as a result of competition in the marketplace and a lack of sufficient working capital, during October 2005 we determined that our business model was unprofitable and decided to discontinue the balance of our operations. We became a shell company and began a search for a business combination candidate.

On August 16, 2006 we acquired 100% of the issued and outstanding stock of China Direct Investments in exchange for 10,000,000 shares of our common stock, which at closing, represented approximately 95% of our issued and outstanding shares of common stock. China Direct Investments was incorporated under the laws of the State of Florida on January 18, 2005 and its operations constitute our Consulting segment. As a result of the reverse merger transaction, China Direct Investments became a wholly owned subsidiary and the transaction resulted in a change of control of our Company. For financial accounting purposes, the transaction in which we acquired China Direct Investments was treated as a recapitalization of our Company with the former stockholders of the company retaining approximately 5.0% of the outstanding stock of our Company.

In September 2006, we changed the name of our Company to China Direct, Inc. and in June 2007 we re-domiciled the Company from Delaware to the State of Florida.

Subsequent to the transaction with China Direct Investments in September 2006, we have substantially grown our Company through our business model of acquiring growth oriented companies in the PRC. Our material transactions are disclosed below.

Lang Chemical. In September 2006, CDI China entered into an agreement with Shanghai Lang Chemical Co., Ltd., a Chinese limited liability company and its two shareholders Jingdong Chen and Qian Zhu to form Lang Chemical as a FIE. CDI China contributed $701,250 as registered capital, representing its 51% interest and Messrs. Chen and Zhu retained a 24.5% interest, respectively, and remained as officers of the FIE. The transaction closed in October  2006.

Chang Magnesium. In October 2006, CDI China entered into an agreement with YiWei Magnesium and its sole shareholder Yuwei Huang to form Chang Magnesium as a FIE. We contributed $2,550,000 as registered capital, representing our 51% interest in the joint venture. The transaction closed in December, 2006.

CDI Magnesium. In February 2007, CDI China and Capital One Resource entered into an agreement with the shareholders of CDI Magnesium to acquire a 51% interest of CDI Magnesium for 25,000 shares of China Direct common stock valued at $100,000. The fair value of the China Direct common stock was based on the value of the common stock of $4.00 per share on February 6, 2007.

CDI Wanda. In February 2007, CDI Clean Technology and the individuals Dai Feng and Junzhi Gao entered into an agreement to form CDI Wanda as a FIE. CDI Clean Technology contributed $511,458 as registered capital representing its 51% interest with Dai Feng and Junzhi Gao contributing assets and retaining a 39% and 10% interest, respectively. The transaction closed in April 2007.

Asia Magnesium.  In July 2007, Capital One Resource acquired a 100% interest in Asia Magnesium. Pursuant to the acquisition agreement Capital One Resource assumed Asia Magnesium’s obligation to enter into a joint venture agreement with YiWei Magnesium and Shanxi Senrun Coal Chemistry Co., Ltd. (“Senrun Coal”) to form Golden Magnesium.

Golden Magnesium. In July 2007, Asia Magnesium, YiWei Magnesium and Senrun Coal formed Golden Magnesium as a FIE. We contributed $3,380,000 as registered capital to Golden Magnesium, representing our 52% interest. YiWei Magnesium and Senrun Coal retained a 28% and 20% interest, respectively. In December 2007, YiWei Magnesium transferred its 28% interest of Golden Magnesium to Beauty East International, Ltd., a Hong Kong limited liability company, which is owned by the individuals Tung Kong and Dong Lian Qiao.

Pan Asia Magnesium. In September 2007, CDI China entered into an agreement with Shanxi Jinyang Coal and Coke Group Co., Ltd., a Chinese limited liability company, ("Jinyang Group") and Ms. Runlian Tian, a shareholder of Jinyang Group, to form Pan Asia Magnesium as a new joint venture. CDI China contributed $6,750,000 to Pan Asia Magnesium as registered capital, representing our 51% interest. Jinyang Group and Ms. Tian contributed assets valued at $6,485,295 including the assets of Shanxi Jinyang Metal Chemical Co., Ltd. (“Jinyang Metal”) to obtain a 27% and 22% interest, respectively. The transaction closed in October 2007.

CDI Jingkun Zinc. In October 2007, CDI China and CDI Shanghai Management entered into an agreement with Yixing Wang, an individual, to form CDI Jingkun Zinc as a FIE. CDI Shanghai Management contributed $260,273 as registered capital, representing a 95% interest and Yixing Wang contributed $13,700 for her 5% interest.

CDI Jixiang Metal. In November 2007, CDI China entered into an agreement with the shareholders of Xiangxi Autonomous Prefecture Jixiang Mining Industry Co., Ltd., a Chinese limited liability company, to acquire it for $675,676. The transaction closed in December 2007 and the entity was renamed CDI Jixiang Metal.

Yantai CDI Wanda. In January 2008, CDI Wanda entered into an agreement with the individuals Shicheng Zhang, Li Yang and Chi Chen to form Yantai CDI Wanda. CDI Wanda contributed $712,329 as registered capital to acquire its 52% interest and Shicheng Zhang, Li Yang, and Chi Chen each contributed $219,278 to obtain a 16% interest, respectively.

Baotou Changxin Magnesium. In February 2008, CDI China, Excel Rise and Three Harmony (Australia) Party, Ltd. (“Three Harmony”) entered into an agreement to form Baotou Changxin Magnesium as a foreign invested entity. CDI China will contribute approximately $7,084,000 to the registered capital of this entity, Excel Rise $5,417,000 and Three Harmony $1,389,000, representing a 51%, 39% and 10% interest, respectively. Baotou Changxin Magnesium is a 51% owned subsidiary of CDI China and a 39% owned subsidiary of Excel Rise. Accordingly, China Direct holds a 70.9% interest in Baotou Changxin Magnesium.

CDI Metal Recycling. In March 2008, CDI Shanghai Management entered into an agreement with Weiyi Zhou, an individual, to form CDI Metal Recycling, a Chinese limited liability company. CDI Shanghai Management agreed to contribute $347,222 to the registered capital of this entity, representing its 83% interest and Mr. Weiyi Zhou contributed cash and assets valued at $69,444 for his 17% interest.

ITEM 1A.

RISK FACTORS

An investment in our common stock involves a significant degree of risk. You should not invest in our common stock unless you can afford to lose your entire investment. You should consider carefully the following risk factors and other information in this report before deciding to invest in our common stock. Before you invest in our securities, you should be aware that there are various risks. If any of the following risks and uncertainties develops into actual events, our business, financial condition or results of operations could be materially adversely affected and you could lose your entire investment in our company.

RISKS RELATED TO OUR BUSINESS

THE SUCCESS OF OUR BUSINESS MODEL IS DEPENDENT UPON OUR ABILITY TO IDENTIFY AND CLOSE ACQUISITIONS OF OPERATING COMPANIES IN CHINA. THE ACQUISITION OF NEW BUSINESSES IS COSTLY AND SUCH ACQUISITIONS MAY NOT ENHANCE OUR FINANCIAL CONDITION.

Our primary business and operational focus is on our Management Services division. Our growth strategy is to acquire companies and identify and acquire assets and technologies from businesses in China that have services, products, technologies, industry specializations or geographic coverage that extend or complement our existing business. The process to undertake a potential acquisition is time-consuming and costly. We expect to expend significant resources to undertake business, financial and legal due diligence on our potential acquisition targets and there is no guarantee that we will acquire the company after completing due diligence. The process of identifying and consummating an acquisition could result in the use of substantial amounts of cash, potentially dilutive issuances of equity securities and exposure to undisclosed or potential liabilities of acquired companies. In addition, even if we are successful in acquiring additional companies, there are no assurances that the operations of these business will enhance our future financial conditions, including to the extent that the businesses acquired in these transactions do not remain competitive, some or all of the goodwill related to that acquisition could be charged against our future earnings, if any.

WE MAY NEED ADDITIONAL FINANCING WHICH WE MAY NOT BE ABLE TO OBTAIN ON ACCEPTABLE TERMS. ADDITIONAL CAPITAL RAISING EFFORTS IN FUTURE PERIODS MAY BE DILUTIVE TO OUR THEN CURRENT SHAREHOLDERS OR RESULT IN INCREASED INTEREST EXPENSE IN FUTURE PERIODS.

We may need to raise additional working capital to continue to implement our business model. Our future capital requirements, however, depend on a number of factors, including our operations, the financial condition of an acquisition target and its needs for capital, our ability to grow revenues from other sources, our ability to manage the growth of our business and our ability to control our expenses. If we raise additional capital through the issuance of debt, this will result in increased interest expense. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our company held by existing shareholders will be reduced and those shareholders may experience significant dilution. In addition, new securities may contain certain rights, preferences or privileges that are senior to those of our common stock. We cannot assure you that we will be able to raise the working capital as needed in the future on terms acceptable to us, if at all. If we do not raise funds as needed, we will be unable to fully implement our business model, fund our ongoing operations or grow our company.

OUR MANAGEMENT MAY BE UNABLE TO EFFECTIVELY INTEGRATE OUR ACQUISITIONS AND TO MANAGE OUR GROWTH AND WE MAY BE UNABLE TO FULLY REALIZE ANY ANTICIPATED BENEFITS OF THESE ACQUISITIONS.

We are subject to various risks associated with our growth strategy, including the risk that we will be unable to identify and recruit suitable acquisition candidates in the future or to integrate and manage the acquired companies. We face particular challenges in that our acquisition strategy is based on companies located in and operating within China. Acquired companies' histories, the geographical location, business models and business cultures will be different from ours in many respects. Even if we are successful in identifying and closing acquisitions of companies, our directors and executive management will face significant challenges in their efforts to integrate the business of the acquired companies or assets and to effectively manage our continued growth. Any future acquisitions will be subject to a number of challenges, including:

-

the diversion of management time and resources and the potential disruption of our ongoing business;

-

difficulties in maintaining uniform standards, controls, procedures and policies;

-

unexpected costs and time associated with upgrading both the internal accounting systems as well as educating each of their staffs as to the proper collection and recordation of financial data;

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

THE VALUE OF THE EQUITY SECURITIES WE ACCEPT AS COMPENSATION IS SUBJECT TO ADJUSTMENT WHICH COULD RESULT IN LOSSES TO US IN FUTURE PERIODS.

Historically our Consulting segment has accepted equity securities of consulting clients as compensation for services. These securities are reflected on our balance sheet as "investment in marketable securities held for sale" and "investment in marketable securities held for sale - related party". We evaluate quarterly the carrying value of each investment for a possible increase or decrease in value. Because we do not want to be considered an investment company, it is to our benefit to keep the carrying values of these securities as low as possible. This review may result in an adjustment to their carrying value which could adversely affect our operating results for the corresponding quarters in that we might be required to reduce our carrying value of the investments. In addition, if we are unable to liquidate these securities, we will be required to write off the investments which would adversely affect our financial position.

THE INVESTMENT COMPANY ACT OF 1940 WILL LIMIT THE VALUE OF SECURITIES WE CAN ACCEPT AS PAYMENT FOR OUR BUSINESS CONSULTING SERVICES WHICH MAY LIMIT OUR FUTURE REVENUES.

We have historically accepted stock as payment for our services and will likely continue to do so in the future, but only to the extent that it does not cause us to become an investment company under the Investment Company Act 1940. To the extent that we are required to reduce the amount of stock we accept as payment for our business consulting services to avoid becoming an investment Co., our future revenues from our business consulting services may substantially decline if our client companies cannot pay our fees in cash which will materially adversely affect our financial condition and results of operations in future periods. Any future change in our fee structure for our business consulting services could also severely limit our ability to attract business-consulting clients in the future.

ACQUISITION EFFORTS IN FUTURE PERIODS MAY BE DILUTIVE TO OUR THEN CURRENT SHAREHOLDERS.

Our business model may result in the issuance of our securities to consummate acquisitions in the future. As a result, the percentage ownership of our company held by existing shareholders will be reduced and those shareholders may experience significant dilution. In addition, new securities may contain certain rights, preferences or privileges that are senior to those of our common stock. As we will generally not be required to obtain the consent of our shareholders before entering into acquisition transactions, shareholders are dependent upon the judgment of our management in determining the number of, and characteristics of stock issued as consideration in an acquisition.

WE ARE DEPENDENT ON CERTAIN KEY PERSONNEL AND THE LOSS OF THESE KEY PERSONNEL COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Our success is, to a certain extent, attributable to the management, sales and marketing, and operational expertise of key personnel of at our subsidiaries in China who perform key functions in the operation of our business. These individuals include Messrs. Wulang Zhang, Yuwei Huang and Jingdong Chen. All of these individuals are located in China and we do not exercise any substantive day to day supervision over their activities. While we are a party to employments with certain of these individuals, we do not have employment or similar agreements with all of these individuals and there are no assurances that they will remain employed by their respective companies or devote sufficient time and attention to the operations of those entities. The loss of one or more of these key employees could have a material adverse effect upon our business, financial condition, and results of operations and the results of operations at these subsidiaries could be adversely impacted.

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

FROM TIME TO TIME WE ENGAGE IN RELATED PARTY TRANSACTIONS. THERE ARE NO ASSURANCES THAT THESE TRANSACTIONS ARE FAIR TO OUR COMPANY.

As described later in this report, from time to time our subsidiaries in the PRC enter into transactions with related parties which include the purchase from or sale to goods and products from the related party, and advancing these related parties significant sums as prepayments for future goods or services, among other transactions. We have in place policies and procedures which require the pre-approval of loans between these related parties. Notwithstanding these policies, we cannot assure you that in every instance the terms of the transactions with these various related parties are on terms as fair as we might receive from or extend to third parties.

CHANG MAGNESIUM’S CHIEF EXECUTIVE OFFICER IS ALSO CHIEF EXECUTIVE OFFICER OF A GROUP OF COMPANIES WHICH DIRECTLY COMPETE WITH CHANG MAGNESIUM.

Yuwei Huang, CEO, Chairman and minority shareholder of Chang Magnesium, Chairman of Baotou Changxin Magnesium, and Vice Chairman and CEO of Golden Magnesium, is the chairman of YiWei Magnesium , a position he has held since founding that company in 1999 and serves in various positions with its affiliated companies. YiWei Magnesium, a minority owner of Chang Magnesium and Golden Magnesium, owns interests in seven subsidiary magnesium factories, a magnesium alloy factory and a magnesium powder desulphurization reagent factory, all located in China, and is generally regarded as the largest exporter for magnesium products in China and the second largest producer. Because these companies have similar operations relating to those of Chang Magnesium and Mr. Huang has operational control over competing companies, he is subject to certain inherent conflicts of interest. There can be no assurances that Chang Magnesium’s business and operations will not be adversely impacted as a result of these conflicts of interest. The operations of the affiliated entities of Mr. Huang are expected to be phased out by no later than the end of 2008, but until that time, potential conflicts of interest could occur with Mr. Huang’s affiliated entities.

THE OPERATIONS OF OUR BASIC MATERIALS SEGMENT WILL BE SUBJECT TO RISKS AND HAZARDS INHERENT IN THE MINING INDUSTRY

Through our Basic Materials segment we will be involved in the mining and processing of zinc. These operations will become subject to risks and hazards inherent in the mining industry, including, but not limited to, unanticipated variations in grade and other geological problems, water conditions, surface or underground conditions, metallurgical and other processing problems, mechanical equipment performance problems, the lack of availability of materials and equipment, the occurrence of accidents, labor force disruptions, force majeure factors, unanticipated transportation costs, and weather conditions, any of which can materially and adversely affect, among other things, the development of properties, production quantities and rates, costs and expenditures and production commencement dates.

THE DEVELOPMENT AND OPERATION OF A MINE OR MINERAL PROPERTY INVOLVES MANY RISKS

The development and operation of a mine or mineral property involve many risks, which even a combination of experience, knowledge and careful evaluation may not be able to be overcome. These risks include, among other things, ground fall, flooding, environmental hazards and the discharge of toxic chemicals, explosions and other accidents. Such occurrences may result in work stoppages, delays in production, increased production costs, damage to or destruction of mines and other producing facilities, injury or loss of life, damage to property, environmental damage and possible legal liability for such damages. The nature of these risks is such that liabilities may cause our company to incur substantial uninsured losses.

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

We cannot assure you that we will be able to capitalize on these economic reforms, assuming the reforms continue. Because our business model is dependent upon the continued economic reform and growth in China, any change in Chinese government policy could materially adversely affect our ability to continue to implement our business model. China's economy has experienced significant growth in the past decade, but such growth has been uneven across geographic and economic sectors and has recently been slowing. Even if the Chinese government continues its policies of economic reform, there are no assurances that economic growth in that country will continue or that we will be able to take advantage of these opportunities in a fashion that will provide financial benefit to our company.

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

RESTRICTIONS ON CURRENCY EXCHANGE MAY LIMIT OUR ABILITY TO RECEIVE AND USE OUR REVENUES EFFECTIVELY. WE MAY NOT HAVE READY ACCESS TO CASH ON DEPOSIT IN BANKS IN THE PRC.

Because a substantial portion of revenues are in the form of RMB, any future restrictions on currency exchanges may limit our ability to use revenue generated in RMB to fund any future business activities outside China or to make dividend or other payments in U.S. Dollars. Although the Chinese government introduced regulations in 1996 to allow greater convertibility of the Renminbi for current account transactions, significant restrictions still remain, including primarily the restriction that foreign-invested enterprises may only buy, sell or remit foreign currencies, after providing valid commercial documents, at those banks authorized to conduct foreign exchange business. In addition, conversion of Renminbi for capital account items, including direct investment and loans, is subject to government approval in China, and companies are required to open and maintain separate foreign exchange accounts for capital account items. At December 31, 2007 our PRC subsidiaries had approximately $10,452,000 on deposit in banks, which represented approximately 51% of our cash.  We cannot be certain that we could have ready access to that cash should we wish to transfer it to bank accounts outside the PRC nor can we be certain that the Chinese regulatory authorities will not impose more stringent restrictions on the convertibility of the Renminbi, especially with respect to foreign exchange transactions.

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

FAILURE TO COMPLY WITH THE UNITED STATES FOREIGN CORRUPT PRACTICES ACT COULD SUBJECT US TO PENALTIES AND OTHER ADVERSE CONSEQUENCES.

We are subject to the United States Foreign Corrupt Practices Act, which generally prohibits United States companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices occur from time-to-

time in the PRC. We can make no assurance, however, that our employees or other agents will not engage in such conduct for which we might be held responsible. If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties and other consequences that may have a material adverse effect on our business, financial condition and results of operations.

WE MAY HAVE DIFFICULTY ESTABLISHING ADEQUATE MANAGEMENT, LEGAL AND FINANCIAL CONTROLS IN THE PRC.

PRC companies have in some cases, been resistant to adopt Western styles of management and financial reporting concepts and practices, which include sufficient corporate governance, internal controls and, computer, financial and other control systems. In addition, we may have difficulty in hiring and retaining a sufficient number of qualified employees to work in the PRC. As a result of these factors, we may experience difficulties in establishing management, legal and financial controls, collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet Western standards with future acquisitions. Therefore, we may, in turn, experience difficulties in implementing and maintaining adequate internal controls. Any such deficiencies, weaknesses or lack of compliance could have an adverse effect on our business.

RISKS RELATED TO OUR COMMON STOCK

PROVISIONS OF OUR ARTICLES OF INCORPORATION AND BYLAWS MAY DELAY OR PREVENT A TAKEOVER WHICH MAY NOT BE IN THE BEST INTERESTS OF OUR SHAREHOLDERS.

Provisions of our articles of incorporation and bylaws may be deemed to have anti-takeover effects, which include when and by whom special meetings of our shareholders may be called, and may delay, defer or prevent a takeover attempt. In addition, certain provisions of Florida law also may be deemed to have certain anti-takeover effects which include that control of shares acquired in excess of certain specified thresholds will not possess any voting rights unless these voting rights are approved by a majority of a corporation’s disinterested shareholders.

In addition, our articles of incorporation authorizes the issuance of up to 10,000,000 shares of preferred stock with such rights and preferences as may be determined by our Board of Directors. Our Board of Directors may, without shareholder approval, issue preferred stock with dividends, liquidation, conversion or voting rights that could adversely affect the voting power or other rights of our common shareholders.

ITEM 1B.

UNRESOLVED STAFF COMMENTS.

Not applicable to a smaller reporting company.

ITEM 2.

PROPERTIES.

Our principal executive offices are located in Deerfield Beach, Florida. We lease approximately 6,100 square feet of office space for an annual expense of approximately $197,000 under a lease agreement which expires on February 28, 2013.

CDI Shanghai Management leases approximately 2,200 square feet of office space in Shanghai for an annual expense of approximately $13,000 per year. The lease runs from January 1, 2008 through December 31, 2008.

Lang Chemical owns an approximate 4,360 square foot office space which it does not occupy. Lang Chemical's principal offices are located in a 3,270 square foot office space located at No. 970, Da Liang Rd., Suite 901, Shanghai, China owned by Ms. Qian Zhu, a minority shareholder and CFO of Lang Chemical as well as an employee of CDI Shanghai Management. In lieu of paying rent for the use of these facilities, Lang Chemical has permitted Ms. Zhu to lease the office space owned by Lang Chemical which it does not presently use and retain the monthly rent of approximately $3,125 she receives from the rental of that space.

Lang Chemical also owns a storage facility in the Jiangsu Province is located in the Beixin Fine Chemical Industrial Park, Qidong, Jiangsu Province, China. This facility, which consists of a 105,000 cubic foot storage tank area and a 21,800 square foot warehouse, is owned and operated by Lang Chemical. Lang Chemical purchased the land in April 2005 at a cost of $308,900 and owns the warehouse, storage area, and the land use rights. Lang Chemical has a minimum commitment of $732 to reserve a storage facility in the Jiangsu province.

Chang Magnesium owns and operates a plant which is approximately 250,000 square feet and located in the Aluminum & Magnesium Industrial Park in Yangqu County, of the Shangxi Province, China. The plant was recently constructed and has a maximum production capacity of approximately 8,000 metric tons of magnesium and related magnesium products. The land use rights are owned by Taiyuan Sanding Coal Gasification Co., Ltd., an unrelated third party, and Chang Magnesium has been granted the land use rights through 2020 at no cost.

Chang Trading's offices are located in approximately 2,000 square feet of office space at the Chang Magnesium plant. Chang Trading does not pay rent to Chang Magnesium.

Golden Magnesium owns and operates a magnesium facility. The total manufacturing facility encompasses 550,000 square feet located in Yueyan, of Gu County, in the Shanxi Province. Presently the facility has an estimated maximum annual production capacity of 6,000 metric tons. Golden Magnesium is undergoing improvements which will increase the maximum annual production capacity to approximately 12,000 metric tons by December 2008 and potentially 20,000 metric tons by June 2009.

Pan Asia Magnesium operates a magnesium facility. The total manufacturing facility encompasses 500,000 square feet. The facility is leased from the Jinyang Group, a 27% minority owner of Pan Asia Magnesium. In March 2000, Pan Asia Magnesium entered into a 30 year lease for an annual rental expense of approximately $14,550. Presently the facility has an estimated maximum annual production capacity of 6,000 metric tons. Pan Asia Magnesium is undergoing improvements which will increase the maximum annual production capacity to approximately 18,000 metric tons by December 2008. Included in the lease is a 33,000 square foot warehouse, a 28,000 square foot dormitory, 4,300 square feet of office space, and a 3,300 square foot quality control lab.

Baotou Changxin Magnesium is constructing an 80,000 square foot magnesium facility located in Shiguai district of Boatou city and currently is building a new 91,000 square foot facility. Baotou Changxin Magnesium is undergoing construction to erect a magnesium facility with an estimated maximum annual production capacity of 12,000 metric tons by December 2008.

CDI Jingkun Zinc leases approximately 2,153 square feet of office space located in Huayuan County in Hunan Province for an annual rental expense of $935.

CDI Jixiang Metal holds the mining rights to approximately 51 acres located in the Yongshun Kaxi Lake Mining area. The mining rights were obtained in 2004 from the Ministry of Land and Resources. The mining rights allow for the mining of an aggregate of 10,000 metric tons of zinc and lead annually. On this land, CDI Jixiang Metal is constructing a 37,400 square foot building which will be comprised of 2,500 square feet of office space, and approximately 35,000 square feet of manufacturing space.

CDI Wanda operates from an 8,720 square foot office space located in 198 Wai Huan N Rd, Tianqiao Industrial Park, Jinan, Shandong Province, for a total annual rental expense of approximately $12,800. The lease runs through May 1, 2024. CDI Wanda leases a 26,160 square foot refinery for an annual cost of approximately $5,251 through July 1, 2011. Yantai CDI Wanda will operate from the Yantai Renewable Resources Processing Demonstration Zone. They do not have any commitments to lease any property.

CDI Metal Recycling operates from a 14,000 square foot office space located at 1258 Nangang Road, Nanhui District, Shanghai, China. The term of the lease is from January 1, 2008 to December 31, 2017 for an annual expense of approximately $17,000.

ITEM 3.

LEGAL PROCEEDINGS

We are not a party to any pending legal proceedings and, to our knowledge, none of our officers, directors or principal shareholders are party to any legal proceeding in which they have an interest adverse to us.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.

STOCKHOLDER MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of September 24, 2007 our common stock has traded on the American Stock Exchange under the symbol "CDS". Prior thereto, our common stock was quoted on the OTC Bulletin Board. The following table sets forth the reported high and low closing prices for our common stock as reported on the American Stock Exchange or the OTC Bulletin Board, as applicable, for the last two fiscal years. These prices do not include retail mark-ups, markdowns or commissions, and may not necessarily represent actual transactions.

	High	Low
2006
January 1, 2006 to March 31, 2006	$ 4.00	$2.60
April 1, 2006 to June 30, 2006	$ 9.00	$2.25
July 1, 2006 to September 30, 2006	$ 5.50	$2.50
October 1, 2006 to December 31, 2006	$ 6.50	$4.50

2007
January 1, 2007 to March 31, 2007	$ 9.25	$2.68
April 1, 2007 to June 30, 2007	$ 3.94	$2.55
July 1, 2007 to September 30, 2007	$ 9.45	$3.10
October 1, 2007 to December 31, 2007	$ 12.95	$7.01

2008
January 1, 2008 to March 31, 2008	$ 8.65	$5.31

On March 28, 2008, the last reported sale price of the common stock on American Stock Exchange was $7.18 per share. As of March 28, 2008 there were approximately 884 shareholders of record of our common stock.

On March 31, 2008 we received approval from the Nasdaq Stock Market to list our common stock on the Nasdaq Global Market.  The approval is contingent upon the Company being in compliance with all applicable quantitative and qualitative listing standards.  We anticipate our common stock will commence listing on the Nasdaq Global Market on May 1, 2008.  The symbol will remain as CDS.

Transfer Agent

Our transfer agent is Computershare Trust Company, Inc. which is located at 350 Indiana Street Suite 800, Golden, CO 80401. The phone number is (303) 262-0600 and its website is www.computershare.com.

Dividends

We have never paid cash dividends on our common stock. Payment of dividends will be within the sole discretion of our Board of Directors and will depend, among other factors, upon our earnings, capital requirements and our operating and financial condition. In addition, under Florida law, we may declare and pay dividends on our capital stock either out of our surplus, as defined in the relevant Florida statutes, or if there is no such surplus, out of our net profits for the year in which the dividend is declared and/or the preceding year. If, however, the capital of our company computed in accordance with the relevant Florida statutes, has been diminished by depreciation in the value of our property, or by losses, or otherwise, to an amount less than the aggregate amount of the capital represented by the issued and outstanding stock of all classes having a preference upon the distribution of assets, we are prohibited from declaring and paying out of such net profits any dividends upon any shares of our capital stock until the deficiency in the amount of capital represented by the issued and outstanding stock of all classes having a preference upon the distribution of assets shall have been repaired.  The Company intends to utilize profits earned by our Chinese based subsidiaries to expand our PRC based operations.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth securities authorized for issuance under any equity compensation plans approved by our shareholders as well as any equity compensation plans not approved by our shareholders as of December 31, 2007.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Plan category
Plans approved by our shareholders:
Evolve One, Inc. Stock Option Plan	28,960	$52.60	49,520
2006 Equity Compensation Plan	7,088,000	$ 5.00	2,912,000
Plans not approved by shareholders:
2005 Equity Compensation Plan	811,250	$27.90	738,750
2006 Stock Compensation Plan	2,000,000	$ 2.50	0

A description of each of these plans is contained later in this report under Part III, Item 11. Executive Compensation - Stock Option Plans.

Recent Sales of Unregistered Securities

None

ITEM 6.

SELECTED FINANCIAL DATA.

Not applicable to a smaller reporting company.

ITEM 7.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis of our consolidated financial condition and results of operations for the years ended December 31, 2007 and 2006 should be read in conjunction with the consolidated financial statements, including footnotes, and other information presented elsewhere in this Form 10-K. The year ended December 31, 2007 is referred to as “2007”, the year ended December 31, 2006 is referred to as “2006”, and the coming year which will end December 31, 2008 is referred to as “2008”.

OVERVIEW

China Direct (“we”, “us” or “our”) is a management and advisory services organization which owns and consults with business entities operating in the People’s Republic of China (“PRC”). We operate in two primary divisions; (i) Management Services and (ii) Advisory Services. Our Management Services division acquires controlling interests of Chinese business entities which we consolidate as either our wholly or majority owned subsidiaries. Through this ownership control, we provide management advice as well as investment capital, enabling these subsidiaries to successfully expand their businesses. Our second division, Advisory Services, provides consulting services to Chinese entities seeking access to the U.S. capital markets.

In 2007, we experienced dramatic growth in revenues, income and the size of our balance sheet. This growth was attributable to acquisitions made during the fourth quarter of 2006 and during 2007. In the fourth quarter of 2006 we began to implement our Management Services division when we closed on the acquisitions of Lang Chemical and Chang Magnesium. The percentage growth rate in 2007 represents both the impact of those two acquisitions for a full year as well as the results of the continued implementation of our business model throughout 2007. Accordingly, interperiod comparisons between 2007 and 2006 are of limited value and should not be viewed as an indication of our year-over-year sustainable growth rate potential.

China Direct was created in recognition of the market needs in the PRC of both investment capital and management acumen for small to medium size business entities with annual revenues under $100 million. Our mission is to provide a platform to support, develop and nurture these businesses which play a vital role in the ongoing expansion of the Chinese economy. The combined resources of our two operating divisions offer Chinese entities business solutions which foster growth and the ability to compete successfully on a global scale. As of the date of this report, our Management Services division oversees 15 subsidiaries in various industries with over 1,200 employees in the PRC. Our Advisory Services division currently has 5 clients which trade publicly in the U.S. markets.

Our Management Services division oversees our wholly and majority owned subsidiaries operating in China. We refer to these subsidiaries as our “portfolio” companies. Through our Management Services division, we are committed to improving the quality and performance of each portfolio company by providing an array of resources to augment their efficiency and growth. These resources include management advice, investment capital, business development services, strategic planning, macroeconomic industry analysis and financial management. Also, we seek opportunities to vertically integrate our portfolio companies to increase market share.

Our primary, but not exclusive, method of acquiring a portfolio company in the PRC is to create a foreign invested entity (“FIE”), also referred to herein as a joint venture. Generally, to create a FIE, an application is made to the local PRC government to increase the “registered capital” of a Chinese domestic company. The Chinese domestic company will contribute its assets and we will contribute investment funds over time to satisfy this new registered capital amount. Upon receipt of the requisite government approvals, a new FIE is created with our ownership percentage represented by the value of our registered capital contribution as compared to the new total registered capital amount. We endeavor to adhere to all rules and regulations governing foreign investment in China and for our portfolio companies to obtain all necessary governmental approvals and business licenses.

Within our two divisions, we maintain and report four business segments:

-

Magnesium segment

-

Basic Materials segment

-

Consulting segment

-

Clean Technology segment

Magnesium segment

-

Chang Magnesium, a 51% majority owned subsidiary of CDI China

-

Chang Trading, a wholly owned subsidiary of Chang Magnesium

-

Excel Rise, a wholly owned subsidiary of Chang Magnesium

-

CDI Magnesium, a 51% majority owned subsidiary of Capital One Resource

-

Asia Magnesium, a wholly owned subsidiary of Capital One Resource

-

Golden Magnesium, a 52% majority owned subsidiary of Asia Magnesium

-

Pan Asia Magnesium, a 51% majority owned subsidiary of CDI China

-

Baotou Changxin Magnesium, a 51% majority owned subsidiary of CDI China

Our Magnesium segment is currently our largest segment by revenue and number of portfolio companies. Magnesium can be utilized in a variety of markets and applications due to the physical and mechanical properties of the element and its alloys. Global production of magnesium was estimated to be approximately 755,000 metric tons per year in 2007 and 725,000 metric tons in 2006. China represents approximately 80% of the global production of magnesium. The current price of magnesium is approximately $4,200 per metric ton, which has increased from approximately $3,900 per metric ton at December 31, 2007 and approximately $2,200 per metric ton at the end of 2006. We believe the magnesium industry represents a significant opportunity and, accordingly, we have made significant investments to expand our operations in this segment. Since 2006 we have entered into agreements to contribute approximately $19.8 million as registered capital to establish FIE’s within our Magnesium segment. As of the date of this annual report, we have contributed approximately $15.5 million and we expect to contribute the remainder of approximately $4.3 million as agreed under the various agreements in 2008. As of the date of this report, the maximum annual production capacity within our Magnesium segment is approximately 20,000 metric tons. We estimate as planned facilities come on line, our maximum annual production capacity of the subsidiaries currently within this segment should reach approximately 50,000 metric tons annually by December 2008. While there is no assurance that we will be successful, our intention is to make additional investments to acquire controlling interests in magnesium operations that will expand this segment. We currently have eight portfolio companies in our Magnesium segment.

Basic Materials segment (formerly Chemical segment)

-

Lang Chemical, a 51% majority owned subsidiary of CDI China

-

CDI Jingkun Zinc, a 95% majority owned subsidiary of CDI Shanghai Management

-

CDI Jixiang Metal, a wholly owned subsidiary of CDI China

Our management believes demand will continue to be strong for basic materials, particularly in the PRC where the economy has been expanding to meet the needs of its population. Therefore management is positioning us in this space by seeking strategic acquisitions and fostering organic growth of our current holdings. In this annual report we have renamed our Chemical segment as represented in prior filings, to more accurately reflect the nature of the operations of the portfolio companies within the segment. In late 2007 we acquired a controlling interest in CDI Jingkun Zinc and CDI Jixiang Metal. These two entities intend to operate as distributors of zinc and lead within China, and, along with Lang Chemical, comprise our Basic Material segment.

Originally formed in January 1998, Lang Chemical specializes in the sale and distribution of industrial grade synthetic chemicals. Managing the logistics of the distribution channel, Lang Chemical acts as a third party agent in the sale of synthetic chemicals from the supplier to the customer, as well as a distributor of synthetic chemicals to customers. Lang Chemical distributes four primary product categories; Glacial acetic acid and acetic acid derivatives, Acrylic acid and acrylic ester, Vinyl acetate-ethylene (“VAE”) and Polyvinyl alcohol (“PVA”).

CDI Jingkun Zinc intends to distribute zinc concentrate which is the material utilized in the processing of zinc metal and zinc alloy products. CDI Jingkun Zinc expects to commence operations in the third quarter of 2008. CDI Jixiang Metal, formed in August 2004, intends to operate as a manufacturer and distributor of zinc and lead. Zinc concentrate is employed in the production of zinc metal and zinc alloys. Lead concentrate is used in the production of lead metal and lead alloys. CDI Jixiang Metal expects to commence operations in May 2008.

Since October 2006, we have contributed approximately $1.6 million in development and expansion capital to this segment including approximately $936,000 in 2007.

Consulting segment

-

China Direct Investments, a wholly owned subsidiary of China Direct

-

CDI Shanghai Management, a wholly owned subsidiary of CDI China

-

Capital One Resource, a wholly owned subsidiary of CDI Shanghai Management

Our Consulting segment generates revenues by providing services to client companies through the operations of our wholly owned subsidiaries China Direct Investments, CDI Shanghai Management, and Capital One Resource. We seek to work with our client companies to design meaningful solutions to enable clients to focus more of their resources on executing their business strategy. We offer a suite of services tailored to the specific needs of our clients. The consulting fees vary based upon the scope of the services to be rendered. Historically, a significant portion of the fees earned by the Consulting segment have been paid in the form of common stock or common stock purchase warrants of our client companies. Our policy is to sell the securities we receive as compensation when permitted rather than hold these securities as long term investments, regardless of market conditions, in an effort to satisfy our current obligations. Where appropriate, the fees due under the contracts with our client companies are amortized over the term of the respective agreement.

Clean Technology segment

-

CDI Clean Technology Group, a wholly owned subsidiary of CDI China

-

CDI Wanda, a 51% majority owned subsidiary of CDI Clean Technology Group

-

Yantai CDI Wanda, a 52% majority owned subsidiary of CDI Wanda

-

CDI Metal Recycling, an 83% majority owned subsidiary of CDI Shanghai Management

We believe recycling operations will become strong growth drivers worldwide as natural resources continue to be depleted. We intend to opportunistically expand this segment throughout 2008 and beyond.

CDI Wanda assembles and distributes machinery which can recycle scrap tires. Scrap tires present unique recycling and disposal challenges because they are heavy, bulky and made from a variety of materials. Scrap tires can be recycled to create tire-derived fuel (TDF), which is a low-sulfur, high-heating-value fuel. Scrap tires can be recycled as whole or split tires, or as crumb (ground) or shredded rubber. Recycled  tires can be used for playground equipment, floor mats, belts, and dock bumpers,  mudguards, carpet padding, tracks and athletic surfaces, and rubberized asphalt, road embankment, and road fill material. Approximately 20% of an ordinary tire is comprised of petroleum-based synthetic rubber. The remainder of the tire is typically composed of natural rubber, steel belts, bead wire, carbon black, cloth and variety of other chemicals; these other elements do not contribute significantly to the recycling value of scrap tires. Yantai CDI Wanda will seek to create a recycling facility which will employ the process developed by CDI Wanda.

CDI Metal Recycling intends to recycle aluminum wires to create aluminum powder. Aluminum powder, depending on its mesh size, can be used in multiple industries including electronics as a conductor or dissipater of heat and electricity, metallurgy for molds and mixtures as well as metal coatings and rust proofing. Other applications include paints and coatings, chemical and metallurgical applications, propellants, explosives, and fireworks. CDI Metal Recycling is currently constructing facilities with an annual recycling capacity of 1,200 metric tons of aluminum powder. We anticipate the initial 1,000 metric tons of annual capacity facility will be operational late in the second quarter of 2008.

During 2007, we have provided funding to this segment of approximately $1.2 million. These funds are being utilized to establish CDI Wanda’s recycling facility, expand CDI Metal Recycling plant facilities and for general working capital within this segment.

During 2008 and beyond, we face a number of challenges in growing our business, such as the continuing integration of our PRC based subsidiaries. At December 31, 2007 we had $20.4 million in cash and cash equivalents. While this amount is believed sufficient to meet our current obligations, we may need to secure additional capital to provide funds to enable each of our subsidiaries to grow their businesses and operations. We continue to work with the management of our recent acquisitions to identify strategies to maximize their potential to the consolidated group.

Even though we are a U.S. company, the vast majority of our subsidiaries and their operations are located in the PRC. As a result, we face certain risks associated with doing business in that country. These risks include risks associated with the ongoing transition from PRC government business ownership to privatization, operating in a cash based economy, dealing with inconsistent government policies, unexpected changes in regulatory requirements, export restrictions, tariffs and other trade barriers, challenges in staffing and managing operations in a communist country, differences in technology standards, employment laws and business practices, longer payment cycles and problems in collecting accounts receivable, changes in currency exchange rates and currency exchange controls. We are unable to control the vast majority of these risks associated both with our operations and the country in which they are located and these risks could result in significant declines in our revenues and adversely affect our operations.

RESULTS OF OPERATIONS

2007 as compared to 2006

Gross revenues increased very significantly for 2007 as compared to 2006, from approximately $14 million to approximately $174.2 million. This dramatic increase was attributable to acquisitions made in the fourth quarter of 2006 and during 2007. This percentage growth rate, representing an approximate 12 fold increase, is not sustainable, but rather reflects the implementation of our business model. Accordingly, we believe interperiod comparisons between 2007 and 2006 are of limited value and should not be viewed as an indication of our year-over-year sustainable growth rate potential.

During 2007, revenues were generated in four identifiable segments.  During 2006, revenues were generated in two segments. A summary of revenues by segment for 2007 and 2006 is as follows:

	2007		2006
Segment	Revenues (in 000’s)	% of Revenues	Revenues (in 000’s)	% of Revenues

Magnesium segment	$100,920	57.9%	$—	0.0%
Basic Materials segment	55,310	31.7%	11,840	84.7%
Consulting segment	11,333	6.6%	2,144	15.3%
Clean Technology segment	6,673	3.8%	—	0.0%
Total Consolidated	$174,236		$13,984

Consolidated Operating Expenses

In 2007, operating expenses increased to $4.5 million from $1.9 million in 2006. This increase of $2.6 million is attributable to expanded operations within each of our segments. Commencing in the fourth quarter of 2006, we established our Management Services division, which contributes investment capital to acquire controlling interest in companies operating within China. Since its establishment, we have invested approximately $18.4 million within our Magnesium, Basic Materials, and Clean Technology segments to obtain controlling interest in a variety of entities operating within the PRC. In addition, we have commitments to fund an additional $4.3 million to our Magnesium segment during 2008. We have expanded operational staff within each of these acquisitions. As a result, our operating expenses increased dramatically. In addition, in 2007, we bolstered our U.S. based staff at the parent company level to support our expanding operations. We expect operating expenses to increase in 2008. The table below summarizes the consolidated operating results in 2007 and 2006.

	Consolidated For the Year ended December 31, 2007		Consolidated For the Year ended December 31, 2006
	$ (in 000’s)%		$ (in 000’s)%

Revenues	$174,235	—	$13,984	—
Cost of revenues	155,448	89.2%	12,515	89.5%
Gross profit	18,787	10.8%	1,469	10.5%
Total operating expenses	4,480	2.6%	1,928	13.8%
Operating income (loss)	$14,307	8.2%	$(459)	(3.3)%

Segment information

In 2007, our operations were conducted in four identified operating segments as defined in SFAS No. 131. Our operating decisions, on-site management, internal reporting and performance assessments are conducted within each identified segment. Our four reporting segments are:

-

Magnesium

-

Basic Materials

-

Consulting

-

Clean technology

The following table summarizes our operating results for 2007 and 2006 by segment:

	Magnesium		Basic Materials		Consulting		Clean Technology			Consolidated
(in 000’s)	2007	2006	2007	2006	2007	2006	2007	2006		2007	2006

Revenues	$98,141	$—	$55,310	$11,840	$9,573	$1,627	$6,673	$—		$169,697	$13,467
Revenues – related party	2,779	—	—	—	1,760	517	—	—		4,539	517
	100,920	—	55,310	11,840	11,333	2,144	6,673	—		174,236	13,984

Cost of Revenues	93,516	—	54,046	11,739	1,772	776	6,114	—		155,448	12,515
Gross Profit	7,403	—	1,264	101	9,561	1,368	559	—	—	18,787	1,469

Total operating expenses	1,122	—	734	217	2,302	1,711	322	—		4,480	1,928

Operating income (loss)	$6,281	$—	$530	$(116)	$7,259	$(343)	$237	$—		$14,307	$(459)

Basic Materials segment (formerly Chemical segment)

In 2007, revenues in our Basic Materials segment increased to $55.3 million from $11.8 million in 2006. This sharp increase reflects the acquisition of our 51% interest in Lang Chemical on October 25, 2006, and the prior year reflects revenues only from that date. In 2007 Lang Chemical established new supply and distribution agreements allowing them access to obtain increased volumes which in turn they could sell to customers. Although there can be no assurances, we expect revenues at Lang to increase in 2008. Our consolidated statements of operations for 2006 include the operations of Lang Chemical for the period of October 22, 2006, the date of acquisition, through December 31, 2006.

Lang Chemical specializes in the sale and distribution of industrial grade synthetic chemicals, managing the logistics of the various distribution chemicals. Lang Chemical generates revenues through commissions, generally ranging from 1% to 2.5%, depending on the product being sold. The majority of Lang Chemical’s customers are industrial manufacturing facilities and trading companies.

For 2007, cost of revenues was approximately 97.7% of total revenues as compared to approximately 99.1% during 2006. While there can be no assurances, we believe operating margins at Lang Chemical could improve if they were to develop its own manufacturing facility. Therefore, although we are not contractually committed to invest the additional working capital, our internal capital allocations for 2008 include approximately $3,000,000 to construct a manufacturing facility for Lang Chemical within this segment. Until such time that this facility is completed and operational, we anticipate gross margins from Lang Chemical will remain consistent with those reported in 2007.

Operating expenses within our Basic Materials segment include selling expenses as well as general and administrative expenses. In 2007, operating expenses were approximately $734,000 or approximately 1.3% of revenues as compared to approximately 1.8% of revenues in 2006. In general, operating expenses increased due to the increased volume of sales generated within our Basic Materials segment. As mentioned earlier we have increased our staff at most of our portfolio companies to support the expansion of their business. In 2008, we anticipate the dollar amount of operating expenses will increase to support the anticipated increase in sales volume while, as a percentage of revenues, these expenses will remain consistent with historical performance.

Magnesium segment

Revenues from our Magnesium segment totaled $100.9 million in 2007 representing 57.9% of our consolidated revenues. Although we closed the acquisition of our 51% interest in Chang Magnesium in December 2006, the results of its operations were immaterial from the date of acquisition to December 31, 2006 and were not included in our consolidated revenues for 2006. During the fourth quarter of 2006 and during 2007, we have entered into agreements to invest approximately $19.8 million in this segment. During 2007, portfolio companies within our Magnesium segment manufactured and sold 11,000 metric tons of magnesium and purchased and distributed an additional 34,000 metric tons through our significant investment in this segment in 2007, exceeding $10.2 million, we have been expanding our production capacity throughout the year, which now stands approximately 20,000 metric tons per year. We are in the process of increasing the capacity within the segment to an estimated 50,000 metric tons by the end of 2008. While there are no assurances, we intend to increase revenues generated from the production and sale of our internally produced magnesium, although we will continue to purchase and resell magnesium in an effort to satisfy demand until we are able to meet demand through internally manufactured product.

In 2007, cost of revenues for this segment totaled $93.5 million, which represented approximately 92.7% of revenues. Generally, magnesium producers earn higher gross margins on the manufacture and sale of magnesium as opposed to purchase and resale of the product. We anticipate gross margins from our Magnesium segment will improve in 2008.

Operating expenses in this segment were $1.1 million or approximately 1.1% of revenues. Operating expense consists of selling expenses as well as general and administrative expenses. In 2008, we expect operating expenses will increase; however, as a percentage of revenues, we expect operating expenses to be consistent with the 2007 level.

Consulting segment

In 2007, revenues within our Consulting segment increased $9.2 million to $11.3 million. Included in this segment in 2007 was $10.2 million received in the form of securities as compensation from client companies, which were recorded at fair value upon receipt. Of the securities received as compensation, $1.8 million was received from Dragon Capital Group Corp. (“Dragon Capital”), a related party, as compensation for services within our Advisory Services division. The significant increase in revenues between the periods is attributable to both new clients as well as additional services rendered to existing client companies. In 2007, we increased our staff to accommodate new clients, allowing our Consulting segment to provide expanded services to both new and existing client companies.

While we do anticipate continued growth in this segment, continued growth at the rate achieved in 2007 over 2006 is unlikely.

Cost of revenues for this segment includes direct costs we incur in rendering services to our client companies, which include business development, legal, auditing and accounting fees directly related to the particular client company. In addition, our Consulting segment may engage certain third party consultants to assist in providing contracted services to the client company; the costs of those third party consultants are included in our cost of revenues. The agreements with our client companies generally provide that the fee will cover the cost of attorneys, accounting personnel, and auditors working on behalf of the client company as well as a profit component. As these professionals generally will not provide services on a fixed fee basis, and the scope of the services necessary for a particular client company can vary from project to project, cost of revenues in this segment can ultimately be significantly higher than initially projected, which can adversely impact our gross profit margins. The cost of revenues as a percentage of revenues was approximately 15.6% in 2007 as compared to approximately 36.2% in 2006. This significant drop in the cost of revenues as a percentage of revenues generated is due to the efficiencies associated with the increase in clients and services provided over our support infrastructure, which contains certain fixed or semi-fixed costs. If applicable, fees generated from consulting agreements with our client companies are amortized over the term of the agreement for which services are to be provided. However the costs of revenues will be expensed as incurred and, accordingly, while the revenues from contracts will be recognized ratably over the term of the agreement, the gross profit margin on revenues from these deferred revenues can vary from period to period, as evidenced by the increase in gross profits in 2007 as compared to 2006.

We include corporate operating expenses in the operating expenses of our Consulting segment. Operating expenses in this segment generally consist of selling, general and administrative expenses, including salaries and compensation (officers' and employees'), professional fees, such as legal, accounting, and third party consultants, and travel expenses. Operating expenses increased approximately $591,000 during 2007 from the comparable period in 2006, and were approximately 20.3% of our revenues within this segment as compared to approximately 79.8% of revenues in the prior year. The decrease in 2007 of operating expense as a percentage of revenues reflects the sharp increase in revenues from our Consulting segment relative to certain fixed costs as well as our reduced dependence on external consultants as we have increased our infrastructure to support the expansion of our business model. We anticipate total operating expenses for this segment will increase as we expand our operations; however, while there can be no assurances, we anticipate operating expenses as a percentage of total revenues will continue to decline through operational efficiencies.

We generate revenues within our Consulting segment by providing services to client companies. The consulting fees vary based upon the scope of the services to be rendered. Historically, a significant portion of the fees earned by this segment have been paid in the form of common stock or common stock purchase warrants of our client companies. These securities are valued at fair market value for the purposes of our revenue recognition. Our policy is to sell the securities received as compensation when permitted rather than hold these securities as long term investments, regardless of market conditions, in an effort to satisfy our current obligations. Primarily, all of the securities received are from small public companies and are typically restricted as to resale. We recognize revenues from such securities based on the fair value at the time common stock is granted and for common stock purchase warrants based on the Black-Scholes valuation model. The fees due or paid under the consulting agreements with our client companies are amortized over the term of the agreement for which services are provided. Our consolidated balance sheet at December 31, 2007 appearing elsewhere in this annual report reflects deferred revenues which will be recognized by us during the next 12 month period, or contract duration if longer. In instances where the securities accepted for payment are issued directly to employees, we recognize the revenue represented by those securities consistent with our revenue recognition policy and the net value of those securities, after deduction of any costs of those revenues, are then deemed compensation paid to the particular employee.

Clean Technology segment

Our Clean Technology segment was established through the acquisition of CDI Wanda in February 2007. This segment is engaged in the recycling industry and provides ancillary services to oil refineries. While we have acquired interests in several companies in 2007 within this segment, all revenues recognized in 2007, totaling $6.7 million, were generated through the operations of CDI Wanda. We do anticipate year-over-year growth in this segment, particularly in recycling applications; however, quantifying expected growth at this early stage is difficult.

Cost of revenues was approximately 91.6% of the related revenues within the segment. As this segment grows, we anticipate generating gross margins ranging from 5% to 10% for the foreseeable future.

Operating expenses for this segment consist primarily of selling and general and administrative expenses. During 2007, selling expenses and general and administrative expenses totaled approximately $130,000 and $192,000, respectively. These expenses represented approximately 4.8% of revenues, which, as a percentage of revenues, is expected to remain relatively constant during 2008.

Other Income (expense)

Total other income for the year ended December 31, 2007 increased approximately $1 million over the prior year. This increase was attributed primarily to:

-

a gain of $400,000 in our Magnesium segment representing the waiver of accrued income taxes related to Chang Magnesium,

-

$284,000 in our Magnesium segment representing the sale by Pan Asia Magnesium of waste reduction bottles, an isolated event,

-

$213,000 in our Clean Technology segment representing the technology transfer fees and agent fees, and

-

$574,000 realized gain from the sale of marketable securities within our Consulting segment.

For the year ended December 31, 2006, we had a realized gain on the sale of marketable equity securities of $167,000 and an unrealized gain on trading securities of $600,000. In December 2007, we changed our investment strategy and reclassified investment in trading securities to investment in marketable securities held for sale; accordingly unrealized gains or losses on marketable securities held for sale are now included as a component of comprehensive income.

Income tax benefit (expense)

Income tax expense increased $551,013 or approximately 312% for the year ended December 31, 2007 primarily as a result of the increase in taxable income generated by our company on a consolidated basis in 2007.

Net income (loss)

Net income for the year ended December 31, 2007 increased to $11.8 million. This increase is attributed to the contributions from our portfolio companies since the fourth quarter of 2006. Specifically, our Magnesium segment contributed $3.6 million, our Basic Materials segment contributed $327,000, our Consulting segment contributed $7.8 million and our Clean Technology segment contributed $90,000. These figures are adjusted for our ownership interest in the various portfolio companies within each segment.

Foreign currency translation gain

The functional currency of our Chinese subsidiaries is the Chinese yuan or Renminbi (“RMB”). The financial statements of our subsidiaries are translated to U.S. dollars using period end rates of exchange for assets and liabilities, and average rates of exchange (for the period) for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations. As a result of these translations/conversions which are a non cash adjustment, we reported a foreign currency gain of $1,314,343 for the year ended December 31, 2007 as compared to $137,443 for the year ended December 31, 2006. This non-cash gain had the effect of increasing our reported comprehensive income.

Unrealized gain on marketable securities held for sale, net of income tax

The unrealized (loss) gain on marketable securities held for sale - related party, net of income tax, represents the change in the fair value of these securities as of the end of the financial reporting period. Unrealized gains or losses on marketable securities held for sale and unrealized gains or losses on marketable securities held for sale-related party are recognized as an element of comprehensive income in our consolidated statement of operations monthly and are valued based on changes in the fair value of the securities as quoted on national or inter-dealer stock exchanges. Once liquidated, the realized gain or loss will be reflected in our net income for the period in which the security is liquidated. Marketable securities held for sale-related party at December 31, 2007 and December 31, 2006 reflects securities held in Dragon Capital Group Corp., a related party. These marketable securities held for sale-related party represent the value of securities received as compensation for services rendered. The unrealized loss is a result of fluctuations in the market price of the underlying securities. Unrealized gains or losses in marketable securities held for sale represent non-cash items, however these items can have a significant impact, positive (in the case of unrealized gains) or negative (in the case of unrealized losses), on our results of operations, once sold. Furthermore, there can be no assurance that we will ever liquidate these securities at the fair value or for any value.

Comprehensive income

Comprehensive income of $11,456,217 is derived from the sum of our net income of $11,826,551 plus foreign currency translation gains of $1,314,343, plus unrealized gains or losses on marketable securities held for sale (including marketable securities held for sale-related party), net of income tax of $1,684,677.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At December 31, 2007 our working capital was approximately $40.9 million as compared to approximately $6.8 million at December 31, 2006.

Our cash reserves at December 31, 2007 totaled approximately $20.4 million. We have made certain commitments which will be funded during 2008, including:

-

$1.65 million to be contributed to increase the registered capital of Pan Asia Magnesium, and

-

$2.4 million to be contributed to increase the registered capital of Baotou Changxin Magnesium.

We intend to fund those commitments from our current cash reserves.

As described elsewhere herein, while we are not contractually committed to do so, we intend to provide an additional $3 million to Lang Chemical to construct a manufacturing facility. We believe this facility will allow Lang Chemical to transition from reseller of industrial chemicals to which should improve its gross profit margins. During 2008 we also intend to provide additional investment capital to our portfolio companies to expand their operations. There is no assurance, however, that such investment capital will result in enhanced performance in any of our portfolio companies. Unless we can provide additional investment capital, the following portfolio companies will be unable to expand their operations and they may be negatively impacted: Lang Chemical, Chang Magnesium, Golden Magnesium, Pan Asia Magnesium, CDI Magnesium, CDI Wanda, Yantai CDI Wanda, CDI Metal Recycling, CDI Jixiang Metal, and CDI Jingkun Zinc. Unless we provide additional investment capital, CDI Magnesium will be unable to continue operations. Any inability on our part to secure additional investment capital during 2008, as needed, will have a material adverse impact on our growth plans.

To fully pursue the continued implementation of our business model, which includes providing investing capital to augment the growth of our portfolio companies and expand our business through new accretive acquisitions, we will in all likelihood need to raise additional capital. Accordingly, we may need to raise additional working capital through private or public financing, although at this time, we have no specific plans to do so.

The following table provides certain selected balance sheet comparisons between the years ended December 31, 2007 and December 31, 2006. This table is particularly reflected of the change in our Company following the additional acquisitions made during 2007.

(in 000’s)	December 31,		Increase / (decrease)
	2007	2006		%

Cash	$20,395	$3,030	$17,365	573%
Notes receivables	1,011	942	69	7%
Marketable securities	9,136	3,804	5,332	140%
Accounts receivable, net	11,928	2,770	9,158	331%
Inventories, net	5,294	5,494	(200)	(4)%
Prepaid expenses and other assets	12,396	1,272	11,124	nm
Total current assets	68,642	17,313	51,330	296%
Property and equipment, net	18,010	2,753	15,257	554%
Total assets	$88,286	$20,835	$67,451	324%

Loans payable – short-term	$2,980	$1,536	$1,444	94%
Accounts payable and accrued expenses	10,022	6,064	3,958	65%
Advances from customers	6,278	917	5,361	585%
Other payables	5,343	1,866	3,477	186%
Due to related parties	3,137	141	2,996	nm
Total current liabilities	27,760	10,524	17,236	164%
Other payables, deferred revenue and income taxes payable	166	803	(637)	(79)%
Total liabilities	$27,926	$11,327	$16,599	147%

nm – not meaningful

We maintain cash balances in the United States and China. At December 31, 2007 and 2006, our cash by geographic area was as follows:

	2007		2006

United States	$9,942,948	48.8%	$2,318,486	76.5%
China	10,451,983	51.2%	711,859	23.5%
	$20,394,931	100%	$3,030,345	100%

A substantial portion of our cash reserves, approximately $10.5 million or approximately 51% at December 31, 2007, is in the form of RMB held in bank accounts at financial institutions located in the PRC. Cash held in banks in the PRC is not insured. The value of cash on deposit in China at December 31, 2007 has been translated based on the exchange rate as of December 31, 2007. In 1996, the Chinese government introduced regulations which relaxed restrictions on the conversion of the RMB; however restrictions still remain, including but not limited to restrictions on foreign invested entities. Foreign invested entities may only buy, sell or remit foreign currencies after providing valid commercial documents at only those banks authorized to conduct foreign exchanges. Furthermore, the conversion of RMB for capital account items, including direct investments and loans, is subject to PRC government approval. Chinese entities are required to establish and maintain separate foreign exchange accounts for capital account items. We cannot be certain Chinese regulatory authorities will not impose more stringent restrictions on the convertibility of the RMB, especially with respect to foreign exchange transactions. Accordingly, cash on deposit in banks in the PRC is not readily deployable by us for purposes outside of China.

Our current assets at December 31, 2007 increased $51.3 million, or approximately 296%, from December 31, 2006 and reflects increases in current asset items including cash and cash equivalents, accounts receivables, and prepaid expenses and other assets. Our current liabilities increased by approximately $17.3 million, or approximately 164%, at December 31, 2007 from December 31, 2006; this reflects increases in accounts payable and accrued expenses, accounts payable-related party, advances from customers, and other payables.

As with our discussion addressing our results of operations, due to our dramatic growth between periods resulting from our acquisition program commenced in the fourth quarter of 2006 and continued through 2007, interperiod comparisons between 2007 and 2006 are limited in value.

A summary of total assets by segment at December 31, 2007 and 2006 is as follows:

	2007	2006

Magnesium segment	$53,009,336	$10,266,773
Basic Materials segment	8,198,459	3,568,710
Consulting segment	23,473,677	6,999,922
Clean Technology segment	3,604,849	—

	$88,286,321	$20,835,405

The following table provides detail of selected balance sheet items by segment as of December 31, 2007.

(in 000’s)	Magnesium	Basic Materials	Consulting	Clean Technology

Accounts receivable, net	$7,749	$1,044	$726	$126
Inventories, net	4,460	810	—	24
Prepaid expenses and other current assets	9,112	1,487	358	1,440
Total current assets	36,452	6,208	22,975	3,007

Accounts payable	6,427	1,596	909	125
Advances from customers	6,131	75	—	72
Other payables	2,355	734	1	1,007
Total current liabilities	16,902	4,127	3,458	3,273

Our accounts receivables, net of allowances for doubtful accounts, increased approximately $6.9 million as of December 31, 2007 over our prior year end. This increase is directly attributed to the increase in sales across all segments, although primarily in our Magnesium segment. Our Magnesium, Basic Materials and Clean Technology segments generally offer payment terms of 90 days. Our Consulting segment generally receives payment in full, in advance, for consulting service to be provided, upon entering into a consulting agreement.

Inventories remained relatively stable between the periods, decreasing approximately 3.6% at December 31, 2007 from the prior period. This occurred, despite the dramatic growth in revenues, due to a decline in magnesium inventories between the periods. Inventory balances of magnesium accounted for 84% and 96% of consolidated inventory levels at December 31, 2007 and 2006, respectively. The Consulting segment, due to the nature of the services provided, does not maintain any inventory. For the year ended December 31, 2007, the average turnover of inventory for the Magnesium segment it was 25 days, for the Basic Materials segment was four days, and for the Clean Technology segment it was two days.

Prepaid expenses and other assets consist of prepayments to vendors for merchandise, security deposits and, in the case of the Consulting segment, the fair value of securities received as payment for consulting services.

Accounts payable, advances from customers and other payables increased significantly in 2007 as a direct result of the overall significant increase in revenues and related operational activities. Accounts payable and accrued expenses represent payables associated with the general operation of each segment, including accrued payrolls. Advances from customers represent prepayments for products, which have not yet been shipped. Of the $6.3 million in advances from customers reflected at December 31, 2007, $6.1 million is attributable to our Magnesium segment for orders placed but not yet shipped. While there can be no assurances, we anticipate advances from customers will continue to increase in proportion to magnesium orders placed, but not yet filled.

Consolidated Statement of Cash Flows

For 2007, our net increase in cash totaled $17.4 million and consisted of $8.3 million used in operating activities, $1.8 million used in investing activities, $26.4 million provided by financing activities, and the effect of prevailing exchange rates on our cash position of $1.1 million.

Cash Used in Operating Activities

For 2007 cash provided by operations included an increase in consolidated inventories of approximately $1.5 million, we received advances from customers of $3.6 million, accounts payable increased $3.1 million, and other payables increased $2.3 million. These increases in cash funds provided were more than offset by an increase in prepaid expenses of $8.5 million, an increase in prepaid expenses-related party of $4.2 million, an increase in accounts receivable of $7 million, an increase in accounts receivable-related party of $2.3 million and an increase in other receivables of $3.0 million.

Cash Provided by Investing Activities

For 2007, we realized $2.1 million from the sale of marketable securities held for sale and received cash of $2.7 million in conjunction with acquisitions made during 2007. These increases were partially offset by the purchase of $6.5 million in property, plant and equipment during the year.

Cash Provided by Financing Activities

For 2007, we received approximately $24 million from the exercise of options and warrants, $3.1 million from related parties and $1.8 million in proceeds from loans payable. These increases in our cash balance were offset somewhat by the repayment of loans payable of $2.4 million, an increase in restricted cash of $199,000 and $141,000 in the repayment of advances to customers.

Related Party Transactions

From time to time, we engage in business transactions with related parties. Following is a brief summary of these related party transactions by segment during 2007:

Magnesium segment: Various companies within our Magnesium segment purchase magnesium ingots and magnesium powder from YiWei Magnesium or its affiliates to fill customer orders. YiWei Magnesium is the minority owner of Chang Magnesium and Golden Magnesium and it owns interests in several companies operating within the magnesium sector. Mr. Yuwei Huang, CEO and Chairman of Chang Magnesium, Chairman of Baotou Changxin Magnesium, and Vice Chairman and CEO of Golden Magnesium, is the chairman of YiWei Magnesium.

Basic Materials segment. Lang Chemical purchases products from NanTong LangYuan Chemical Co., Ltd. ("NanTong Chemical"), a related party, for resale to its customers. In addition, in 2007 we prepaid NanTong Chemical $963,280 for product which was not delivered to us as of that date. The terms under which we purchase product from NanTong Chemical include prices and payment terms which we believe we could receive from an unrelated third party. See Item 13. Certain Relationships and Related Transactions, and Director Independence appearing later in this report.

Consulting segment. From time to time we provide consulting services to Dragon Capital Group Corp. ("Dragon Capital"). Mr. Lisheng (Lawrence) Wang, the CEO and Chairman of the Board of Dragon Capital, is the brother of Dr. James Wang, our CEO and Chairman. Revenues from Dragon Capital were approximately $1.6 million in 2007, representing approximately 14% of the revenues generated from our Consulting segment. We have accepted securities as partial compensation for our services. At December 31, 2007 those securities are reflected on our balance sheet as Investment in marketable securities held for sale - related party with a carrying value of $1,315,488. As described elsewhere herein, Dragon Capital is quoted on the Pink Sheets and there is no assurance that we will ever be able to liquidate the securities for their carrying value, if at all.

Following is a summary of related party amounts held at December 31, 2007;

At December 31, 2007 our consolidated balance sheet includes accounts receivable–related party of $2,283,600. This balance is comprised of:

-

$821,285 due Chang Magnesium from YiWei Magnesium, , for product provided;

-

$466,032 due Chang Magnesium from Shangxi NiChiMen YiWei Magnesium Industry Co., Ltd., a related party (“NiChiMen Yiwei Magnesium”), for product provided; See Item 13. Certain Relationships and Related Transactions, and Director Independence appearing later in this report. appearing later in this report, and

-

$996,283 due Golden Magnesium from YiWei Magnesium, for product provided.

At December 31, 2007, we reported prepaid expenses-related party of $4,150,943. This balance is comprised of:

-

$963,280 prepaid by Lang Chemical to NanTong Chemical for future delivery of chemical inventory.

-

$1,805,351 prepaid by Chang Magnesium to YiWei Magnesium for future delivery of inventory; and

-

$1,382,312 prepaid Golden Magnesium to YiWei Magnesium for future delivery of inventory.

At December 31, 2007 our consolidated balance sheet includes due from related party of $1,287,877. During 2007, Pan Asia Magnesium advanced Shanxi Jinyang Coal and Coke Group Co., Ltd. (“Jinyang Group”), a related party, $1,287,877 for working capital purposes. Jinyang Group owns the minority interest of Pan Asia Magnesium. See Item 13. Certain Relationships and Related Transactions, and Director Independence appearing later in this report.

At December 31, 2007 our consolidated balance sheet includes short-term loan payable–related party of $410,167. During 2007, Lang Chemical loaned NanTong Chemical $410,167 for working capital purposes.

At December 31, 2007 our consolidated balance sheet includes accounts payable–related party of $964,114. The balance is comprised of:

-

$604,596 due from Chang Magnesium to YiWei Magnesium, and

-

$359,518 due from Golden Magnesium to YiWei Magnesium.

At December 31, 2007, our financial statements reflect a due to related parties balance of $3,137,233. This amount is comprised of:

-

$1,993,410 advanced by Chang Magnesium to Japan Material Industry Co., Ltd. (“Japan Material”) a shareholder of YiWei Magnesium for working capital purposes. See Item 13. Certain Relationships and Related Transactions, and Director Independence appearing later in this report.

-

$652,921 advanced by Chang Magnesium and Golden Magnesium to YiWei Magnesium for working capital purposes;

-

$287,662 advanced by Pan Asia Magnesium to Ms. Runlian Tian and Mr. Hiubiao Zhao for working capital purposes. Ms. Tian is a director of Pan Asia Magnesium and Mr. Zhao is the brother of an officer of Pan Asia Magnesium; and

-

$203,240 advanced by CDI Wanda to Mr. Dai Feng, an officer of CDI Wanda.

Minority Interest

At December 31, 2007, our consolidated balance sheet reflects a total minority interest of $17,535,909 which represents the equity portion of our subsidiaries held by minority shareholders. The following table provides information regarding the minority interest by segment:

Segment	Amount

Magnesium segment	$15,945,184
Basic Materials segment	1,012,319
Consulting segment	—
Clean Technology segment	578,406
Total	$17,535,909

Off Balance Sheet Arrangements

Under SEC regulations, we are required to disclose our off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, such as changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. An off-balance sheet arrangement means a transaction, agreement or contractual arrangement to which any entity that is not consolidated with us is a party, under which we have:

-

Any obligation under certain guarantee contracts;

-

Any retained or contingent interest in assets transferred to an unconsolidated entity or similar arrangement that serves as credit, liquidity or market risk support to that entity for such assets;

-

Any obligation under a contract that would be accounted for as a derivative instrument, except that it is both indexed to our stock and classified in stockholder’s equity in our statement of financial position; and

-

Any obligation arising out of a material variable interest held by us in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to us, or engages in leasing, hedging or research and development services with us.

We do not have any off-balance sheet arrangements that we are required to disclose pursuant to these regulations. In the ordinary course of business, we enter into operating lease commitments, purchase commitments and other contractual obligations. These transactions are recognized in our financial statements in accordance with generally accepted accounting principles in the United States.

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

Property, Plant and Equipment

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

Investments in Securities

We classify investments in trading securities, investments in marketable securities held for sale and investments in marketable securities held for sale-related party in accordance with SFAS No. 115. Investments in trading securities, investment in marketable securities held for sale and investments in marketable securities held for sale-related party, consisting of marketable equity securities, are stated at fair value. Unrealized gains or losses in investments in marketable securities held for sale are recognized as an element of other comprehensive income on a monthly basis based on fluctuations in the fair value of the security as quoted on national or inter-dealer stock exchanges. Realized gains or losses are recognized in the consolidated statement of operations as trading profits when the securities are sold.

As mentioned above, we receive securities which include stock purchase warrants and common stock from companies as part of our compensation for services. These securities are stated at fair value in accordance with SFAS No. 115 "Accounting for Certain investments in Debt and Equity Securities" and EITF 00-8 "Accounting by a Grantee for an Equity Instrument to be Received in Conjunction with Providing Goods or Services". Primarily, all of the securities are received from small public companies. The stock and the stock purchase warrants received are typically restricted as to resale. Our policy is to sell securities we receive as compensation rather than hold on to these securities as long term investments, regardless of market conditions in an effort to satisfy our current obligations. We recognize revenue for such common stock based on the fair value at the time common stock is granted and for stock purchase warrants based on the Black-Scholes valuation model.

Stock Based Compensation

In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment", which replaces SFAS No. 123 and supersedes APB Opinion No. 25. Under SFAS No. 123(R), companies are required to measure the compensation costs of share based compensation arrangements based on the grant date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share based compensation arrangements include stock options, restricted share plans, performance based awards, share appreciation rights and employee share purchase plans. In March 2005 the SEC issued Staff Accounting Bulletin No. 107, or “SAB 107”. SAB 107 expresses views of the staff regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides the staff's views regarding the valuation of share based payment arrangements for public companies. SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods. On April 14, 2005, the SEC adopted a new rule amending the compliance dates for SFAS 123R. Companies may elect to apply this statement either prospectively, or on a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods under SFAS 123. Effective January 1, 2006, we fully adopted the provisions of SFAS No. 123R and related interpretations as provided by SAB 107. As such, compensation cost is measured on the date of grant as the excess of the current market price of the underlying stock over the exercise price. Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant.

Revenue Recognition

Revenue is recognized when earned. Our revenue recognition policies are in compliance with the Securities and Exchange Commission's Staff Accounting Bulletin ("SAB") No. 104 "Revenue Recognition".  Essentially, we recognize revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, products are shipped, title passes, and collectability is reasonably assured.

Our Consulting segment provides services pursuant to written agreements which vary in duration. Revenues are recognized in accordance with the terms of the agreements. Revenues in this segment are derived from a predetermined fixed fee for the services it provides to clients. The fee will vary based on the scope of the services to be provided.

A significant portion of our consulting services are paid in shares and other equity instruments issued by our clients. These instruments are classified as marketable securities on the consolidated balance sheet, if still held at the financial reporting date. These instruments are stated at fair value in accordance with the provision of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS No.115) and EITF 00-8 "Accounting by a Grantee for an Equity Instrument to be Received in Conjunction with Providing Goods or Services". Primarily all of the equity instruments are received from small public companies.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("SFAS 157"). This Statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure related to the use of fair value measures in financial statements. The Statement is to be effective for financial statements for fiscal years beginning after November 15, 2007; however, earlier application is encouraged. We have adopted SFAS 157 in 2007.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FAS 115” (“Statement 159”). Statement 159 allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings. Statement 159 is effective for fiscal years beginning after November 15, 2007. We have adopted SFAS 159 in 2007.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS No. 141R"). SFAS No. 141R is a revision to SFAS No. 141 and includes substantial changes to the acquisition method used to account for business combinations (formerly the "purchase accounting" method), including broadening the definition of a business, as well as revisions to accounting methods for contingent consideration and other contingencies related to the acquired business, accounting for transaction costs, and accounting for adjustments to provisional amounts recorded in connection with acquisitions. SFAS No.141R retains the fundamental requirement of SFAS No. 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS No. 141R is effective for periods beginning on or after December 15, 2008, and will apply to all business combinations occurring after the effective date. The Company is currently evaluating the requirements of SFAS No. 141R.

In December 2007, the FASB also issued SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51, Consolidated Financial Statements". This Statement amends ARB No. 51 to establish new standards that will govern the (1) accounting for and reporting of non-controlling interests in partially owned consolidated subsidiaries and (2) the loss of control of subsidiaries. Non-controlling interest will be reported as part of equity in the consolidated financial statements. Losses will be allocated to the non-controlling interest, and, if control is maintained, changes in ownership interests will be treated as equity transactions. Upon a loss of control, any gain or loss on the interest sold will be recognized in earnings. SFAS No. 160 is effective for periods beginning after December 15, 2008. The Company is currently evaluating the requirements of SFAS No. 160.

In March 2008, FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We are currently evaluating the impact of adopting SFAS No.161 on our consolidated financial statements.

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to a Smaller reporting company.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our financial statements are contained in pages F-1 through F-49, which appear at the end of this annual report.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A (T)

CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer who serves as our principal executive officer and our Vice President - Finance who serves as our principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to China Direct, including our consolidated subsidiaries, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our evaluation included business activities which were part of our Company for the entire 2007 period and excluded all businesses which were acquired during 2007. The excluded businesses are CDI Magnesium, CDI Wanda, Asia Magnesium, Golden Magnesium, Pan Asia Magnesium, and CDI Jixiang Metal and represent approximately 7.7% and 5.6% of our total consolidated revenues and consolidated net income, respectively, for 2007 and approximately 4.1% of our total consolidated assets at December 31, 2007.

Our management, including our Chief Executive Officer and our Vice President - Finance, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2007, our internal control over financial reporting is effective based on these criteria.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.

OTHER INFORMATION.

None.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following individuals serve as our executive officers and members of our Board of Directors:

Name	Age	Positions

Yuejian (James) Wang, Ph.D.	46	Chief Executive Officer and Chairman of the Board of Directors
Marc Siegel	48	President, Director
David Stein	36	Chief Operating Officer
Yi (Jenny) Liu	35	Vice President, Finance
David Barnes (1), (2)	65	Director, Chairman-Audit Committee
Victor Hollander (1), (2)	75	Director
Sheldon Steiner (1), (2)	74	Director, Chairman-Compensation Committee

———————

(1)

Member of the Audit Committee of the Board of Directors.

(2)

Member of the Compensation Committee of the Board of Directors.

Yuejian (James) Wang, Ph.D. Dr. Wang has served as our CEO and Chairman of the Board of Directors since August 2006. Dr. Wang, a co-founder of China Direct Investments, has served as its CEO and Chairman of its Board of Directors since its inception in January 2005. Dr. Wang has also been a member of the Board of Directors of CIIC Investment Banking Services (Shanghai) Co., Ltd. since June 2004. From 2001 to 2004, he was President and Chairman of the Board of Directors of Genesis Technology Group, Inc. (OTCBB: GTEC), a business development firm that fosters bilateral commerce between Western and Chinese companies. From 2000 until 2001, Dr. Wang was President, Chief Operating Officer and director of China Net & Technologies, Inc., a technology firm. From 2000 until 2001, Dr. Wang was Vice President, Chief Operating Officer and director of Tensleep Corporation, an integrated internet company based in California that acquired and licensed technology, identified, acquired and developed development-stage technology and service entities and focused on the Internet infrastructure market-PC, application-ready devices. From January 2000 until November 2000, Dr. Wang was President of Master Financial Group, Inc., a St. Paul, Minnesota based company which was a wholly-owned subsidiary of Tensleep Corporation that provided consulting services for small private and public entities in the area of corporate finance, investor relations and business management. Between 1997 and 2000, Dr. Wang was a research scientist and Assistant Professor, Lab Director at the University of Minnesota, School of Medicine. Dr. Wang received a Bachelor of Science degree from the University of Science and Technology of China in Hefei, China in 1985, a Master of Science Degree from the Shanghai Second Medical University, Shanghai, China in 1988, and his Ph.D. degree from the University of Arizona in 1994.

Marc Siegel. Mr. Siegel has served as our President and Director since August 2006. Mr. Siegel, a co-founder of China Direct Investments, has served as its President and director since its inception in January 2005. Mr. Siegel serves as general partner of China Discovery Investors, Ltd., a private investment fund. In 2003 Mr. Siegel founded Edge, LLC a private multi faceted investment consulting firm. Mr. Siegel has also been a member of the Board of Directors and a minority shareholder of CIIC Investment Banking Services (Shanghai) Co., Ltd. since June 2004. Prior to Edge, LLC, from January 2001 to October 2002, Mr. Siegel served as President of vFinance Investments, Inc., a Financial Industry Regulatory Authority (FINRA) member and full service financial services organization, where his responsibilities included investment banking, supervisor of all trading activities, and retail sales. Prior to vFinance, Inc., in 1997 Mr. Siegel founded First Level Capital, Inc., a FINRA member merchant banking company. Mr. Siegel served as CEO of First Level Capital, Inc. until it was acquired by vFinance, Inc. in December 2000. Prior to establishing First Level Capital, Inc., from July 1997 to September 1997, Mr. Siegel was a partner of Grady & Hatch & Co., Inc. where he served as President and Managing Director. From September 1993 until June 1997, Mr. Siegel was responsible for sales and marketing, recruiting, motivating and leading an 80 person sales force, which he directly supervised at Commonwealth Associates. From September 1985 to 1993, Mr. Siegel was at Lehman Brothers, Inc. Initially Mr. Siegel worked at Lehman's Atlanta office where he served as its sales manager. Subsequently from 1990 to 1992, he served as sales manager/branch manager of its Houston and New York offices. Mr. Siegel received a Bachelor of Arts degree and graduated cum laude from Tulane University in 1981. Since Mr. Siegel is not currently employed by a FINRA member firm, the licenses are considered inactive.

In April, 2005, Mr. Siegel entered into a Consent Order with the SEC (Administrative Proceeding File No. 3-11896) suspending him from association in a supervisory or proprietary capacity with any broker/dealer for a period of 12 months and included payment of a $25,000 penalty. Mr. Siegel was formerly President of vFinance Investments, Inc., a FINRA member broker/dealer. In that capacity, Mr. Siegel had responsibility for establishing and implementing policies and procedures for supervision of vFinance's traders. During November and December 2001, a trader then associated with vFinance assisted a stock promoter in manipulating the market for securities without the knowledge of either vFinance or Mr. Siegel. The SEC determined that Mr. Siegel, who had no disciplinary history, had failed reasonably to supervise the trader, a registered representative subject to his supervision.

David Stein. Mr. Stein has served as our Chief Operating Officer since August 2006 and was a member of our Board of Directors from August 2006 until April 2007. Mr. Stein, a co-founder of China Direct Investments, has served as its Chief Operating Officer, responsible for the inter management of the U.S. operations since its inception in January 2005. From 2001 until 2005, Mr. Stein was Vice President of Investment Banking at vFinance Investments, Inc., a FINRA member and full service financial services organization. Mr. Stein has been a broker with Lehman Brothers from August 1993 to August 1994, Paine Webber, Inc. From August 1994 to April 1999, and Morgan Stanley, from April 1999 to July 2000. Mr. Stein has been involved in equity and debt offerings at the public and private level. Mr. Stein graduated from the School of Management at Boston University with a Bachelor of Science degree in business administration.

Yi (Jenny) Liu. Ms. Liu has served as our Vice President of Finance since August 2006. Ms. Liu is responsible for management of financial reporting for China Direct, including our portfolio companies. Ms. Liu has served as Vice President of Finance of China Direct Investments since June 2006. From 2001 until 2006, Ms. Liu was a supervisor with Hill, Taylor LLC, a Chicago-based public accounting firm, where her significant assignments included audits of public and private companies, tax preparation, management consulting, staff instruction, and recruiting. From 1995 to 2000 Ms. Liu was Accounting Manager with Mitsui Co., a Japanese company which manufactures and sells consumer electronics, primarily monitors and semiconductors, operating in the Shanghai office. Ms. Liu received a Bachelor of Science degree from Shanghai University of Engineering Science, Shanghai, China in 1995, and a Master of Business Administration degree from University of Illinois in 2001. Ms. Liu is a registered CPA in the State of Illinois.

David Barnes. Mr. Barnes, a Certified Public Accountant, has been a member of our Board of Directors since April 2007. Mr. Barnes is Chairman of the Audit Committee of the Board of Directors and serves on the Compensation Committee of the Board and brings over 40 years experience working with both public and private companies. From April 1996 through July 2006 he served as Chief Financial Officer and a director of American United Global, Inc., (OTCBB:AUGB) which had interests in the High Tech, heavy equipment distribution and building construction and renovation industries. In 2006 AUGB merged with a Budapest based alternative energy equipment manufacturing firm and all operations are now based in Budapest and is known as Solar Thin Films, Inc. (OTCBB:SLTN). Mr. Barnes was Chief Financial Officer of Cyber Defense Systems, Inc. (OTCBB:CYDF) from May 2006 to November 2007. CYDF designs and builds manned and unmanned airships primarily for surveillance. He has also been Chief Financial Officer of Neah Power Systems, Inc. (OTCBB:NPWS) since March 2006, NPWS is developing fuel cells based on porous silicon which may replace power sources such as lithium ion batteries. Since 2002, Mr. Barnes has been a consultant to management of numerous companies and is currently a director, audit committee chairman and compensation committee member of the boards of Searchhelp Inc. since April 2005 (OTCBB:SHLP), Thinkpath, Inc. since May 2005 (OTCBB:THPHF), Medical Solutions Management, Inc. since December 2007 (OTCBB: MSMT) and MDWerks, Inc. since November 2004 (OTCBB: MDWK). Thinkpath, Inc. filed for protection under Chapter 11 of the U.S. Bankruptcy code in March 2008. Mr. Barnes is also a Director and audit committee chairman of Fleet Lease Disposal, Inc., a private company in the vehicle resale business. Mr. Barnes began his career as an auditor for the accounting firm of Laventhol & Horwath and is a graduate of C.W. Post College.

Sheldon Steiner. Mr. Steiner has been a member of our Board of Director since April 2007. Mr. Steiner is Chairman of the Compensation Committee of the Board of Directors and a member of the Audit Committee. Mr. Steiner has over 52 years of both public and private accounting experience. From 2003 to 2005 Mr. Steiner served as a managing director for American Express Tax and Business Services, Inc. from 2003 to 2007 Mr. Steiner was a principal of Millward & Co. CPAs. From 2006 to 2007 Mr. Steiner was a managing director of RSM McGladrey. He currently serves as a Senior Vice President at Valley Bank in south Florida and is a member of the Fort Lauderdale Chamber of Commerce Trustees and the Broward Economic Development Council. He is a

graduate of the City College of New York.

Victor Hollander. Mr. Hollander has been a member of our Board of Directors since April 2007 and serves on the Audit Committee and Compensation Committee of the Board of Directors. Mr. Hollander, who is a Certified Public Accountant, has over 50 years experience working with both public and private companies. Mr. Hollander began his career in public accounting in 1954 and has specialized in securities and mergers and acquisitions since 1961. Since 1990 he has been a Managing Director of the West Coast Group of Weinberg & Co., P.A., a PCAOB registered public accounting firm, since the merger of his own firm, Hollander, Gilbert and Company. Mr. Hollander has served as a director for Fuqi International, Inc. (NasdaqGM:FUQI) since June 2007, and as a director of Micro Imaging Technologies, Inc. (OTCBB:MMTC) since August 2006.  He was a partner at the firm of Brout & Co., a regional accounting firm, from 1966 to 1975 and Lester Witte & Co., an accounting firm, from 1975 to 1978. He is a graduate of the University of Illinois and University of California Los Angeles and, after completion of his military service he graduated from California State University at Los Angeles with a Bachelor of Arts degree in Accounting.

There are no family relationship between any of the executive officers and directors. Each director is elected at our annual meeting of shareholders and holds office until the next annual meeting of shareholders, or until his successor is elected and qualified.

Key Employees

We employ certain individuals who, while not executive officers, make significant contributions to our business and operations.

Name	Age	Position

Xiaowen (Robert) Zhuang	51	General Manager of CDI Shanghai Management, Vice Chairman of Chang Magnesium, Vice Chairman of Pan Asia Magnesium, Vice Chairman of CDI Magnesium, Vice Chairman of Baotou Changxin Magnesium
Gary Stuart	37	General Counsel, China Direct
Richard Galterio	44	Executive Vice President, Investor Relations, China Direct
Andrew Goldrich	47	Vice President, Operations, China Direct
Hua (Edward) Ying	33	Vice President, Business Development, China Direct
Jingdong Chen	39	Chief Executive Officer of Lang Chemical and Executive Vice President of CDI Shanghai Management
Qian Zhu	38	Chief Financial Officer of Lang Chemical and Executive Vice President of CDI Shanghai Management
Yuwei Huang	52

Chief Executive Officer, Chairman of Chang Magnesium, Chairman of Baotou Changxin Magnesium, Chief Executive Officer, Vice Chairman of Golden Magnesium, and Executive Vice President of CDI Shanghai Management

Wuliang (Frank) Zhang	49	CEO of Pan Asia Magnesium, Vice General Manager of CDI Magnesium and Executive Vice President of CDI Shanghai Management
Feng Dai	37	General Manager of CDI Wanda

Xiaowen (Robert) Zhuang. Mr. Zhuang has served as General Manager of CDI Shanghai Management since December 2006. Mr. Zhuang supervises our operations in China. Mr. Zhuang has been working as a business consultant in various capacities for private Chinese entities since 1992. From June 2004 until December 2006 he served as Vice General Manager of CIIC Investment Banking Services (Shanghai) Co., Ltd. and from March 2000 until June 2004 he was General Manager of Shanghai Yazheng Investment Advisory Co., Ltd. Mr. Zhuang served as Vice President and a Director of Dragon Capital Group Corp. (Pink Sheets: DRVG) from December 2005 through December 2006. He was a member of the Board of Directors of Genesis Technology Group, Inc. from May 2003 until May 2005. From April 2001 to July 2006 he was President and the founder of Yastock Investment Consulting Co., Ltd., a consulting firm located in China which was acquired by Genesis Technology Group, Inc. In May 2001, Mr. Zhuang co-founded and served as Vice General Manager of Shanghai Yazheng Information Technology Co., Ltd. From 2000 to 2002 and he was the assistant to the President of Shanghai Pudong Haike Group from 1995 to 2000. Mr. Zhuang holds a Bachelor of Law from East China University of Politics and Law and studied at the College of Electronics Engineering of East China Normal University in 1987. Mr. Zhuang is a registered Property Broker in Shanghai, China and registered Corporate Law consultant. Mr. Zhuang is the brother of Dr. Wang, our CEO and Chairman.

Gary Stuart. Mr. Stuart has served as our General Counsel since April 2007. From 2005 to 2007 Mr. Stuart was an attorney with the Law Offices of Gary L. Blum in Los Angeles, California where he focused on corporate and securities law, including SEC and FINRA compliance, the formation and structuring of business entities, mergers and acquisitions, public and private equity financing and general corporate and business advice. Mr. Stuart also has extensive experience in the entertainment industry, having worked at the William Morris Agency in both New York City and Los Angeles and subsequently as a literary manager representing film and television writers from 2001 to 2004. Prior to becoming an attorney, he was a FINRA Registered Representative and held the General, Options and Financial Principal licenses (Series 7, 24, 4 and 27). He received his B.A. in English from Tufts University in 1992; his J.D. from University of Miami School of Law in 1996, where he was a member of Law Review and graduated Cum Laude; and an LL.M. in Securities Regulation from Georgetown Law Center in 2001. He is a member of the Florida and California Bar.

Richard Galterio. Mr. Galterio serves as Executive Vice President since February 2007. His responsibilities include corporate development and communications as well as the management of all public and investor relations for China Direct, portfolio companies and client companies. Mr. Galterio has over 16 years of experience in investment banking with a focus on early stage companies. Mr. Galterio served as COO of Skyebanc, Inc., a FINRA member broker/dealer from 2005 to 2007. Prior to that position, he served as Director of Private Equity for vFinance Investments, Inc., a FINRA member broker/dealer. He was a member of the Commitment Committee where investment decisions for funding were approved or negated and managed the retail syndicate department. He had been engaged by vFinance Investments, Inc. since the acquisition of First Level Capital in 2000, a company co-founded by Mr. Galterio in September of 1998. In addition to investment banking functions, Mr. Galterio served as Compliance and Operations Director for First Level Capital. Prior to First Level Capital Mr. Galterio was Managing Director of Commonwealth Associates from 1994 to 1998 where his responsibilities included branch management and compliance. Mr. Galterio is a member of the Board of Directors of Spare Backup, Inc. (OTCBB: SPBU). Mr. Galterio has a Bachelor of Science degree in Business Administration and Psychology from Villanova University.

Andrew Goldrich. Mr. Goldrich has served as Vice President of Operations since January 2007. Mr. Goldrich coordinates functions within our corporate offices in the United States. From July 1998 until December 2006 he served as Chief Financial Officer and Executive Vice President of Sense Holdings, Inc. (OTCBB:SEHO) a publicly held biometric software and hardware manufacturing company. From January 1983 until February 1998 he was the Vice President, secretary, treasurer and national sales manager of Sassy Knitting Mills, Inc. a privately held garment manufacturing company in New York. Mr. Goldrich received his Bachelor of Science degree from the Warrington School of Business at the University of Florida in December 1982.

Hua (Edward) Ying. Mr. Ying has served as our Vice President of Business Development since January 2008. Mr. Ying is responsible for coordinating the efforts of our business development group in both the United States and China. Mr. Ying was born and raised in Shanghai, China. Mr. Ying has operated in various international business entities related to the Chinese economy. From 2005 to 2007, Mr. Ying was Global Sourcing Manager at Perry Ellis International. From 2002 to 2005, Mr. Ying was a senior auditor in HT LLC CPA firm. In 2001, Mr. Ying received Master of Business Administration degree from University of Illinois. From 1996 to 2000, Mr. Ying was merchandising manager for Marubeni Shanghai Corporation.

Jingdong Chen. Mr. Chen has served as Chief Executive Officer of Lang Chemical since co-founding the company in 1998. Mr. Chen is also a minority owner of Lang Chemical. Since our acquisition of Lang Chemical in November 2006, Mr. Chen has served as the General Manager, responsible for the daily operations. Mr. Chen has in excess of 10 years of experience operating within the chemical industry within China. From 1990 to July 1996, Mr. Chen was sales manager for Shanghai Chemical Industry Sales Corporation and from August 1996 to September 1998 he was Vice General Manager for Vinda Group in the Shanghai Branch, a paper manufacture in

China. Mr. Chen received a master's degree from East China Normal University in 1990. Mr. Chen is the spouse of Ms. Qian Zhu.

Qian Zhu. Ms. Zhu has served as Chief Financial Officer of Lang Chemical since co-founding the company in 1998. Ms. Zhu is also a minority owner of Lang Chemical. Ms. Zhu is responsible for financial management of Lang Chemical. She has a background in financial reporting, budgeting, planning, and internal controls. From 1994 to 1997, Ms. Zhu was senior accountant of Shanghai Hongguang Petroleum Chemical Cooperation, where her responsibilities included financial management for clients, creation of monthly report and implementation of cost control measures. From 1991 to 1994, Ms. Zhu was an accountant with Shanghai Mid-South Rubber Cooperation, a state owned enterprise. Ms. Zhu received a bachelor's degree from Shanghai Chemical Industry College in 1990. Ms. Zhu is the spouse of Mr. Jingdong Chen.

Yuwei Huang. Mr. Huang has served as Chief Executive Officer of Chang Magnesium since June 2006. Mr. Huang is responsible for the operations of Chang Magnesium. Mr. Huang serves as General Manager of Taiyuan YiWei Magnesium Industry Co., Ltd. since founding the company in 1999 and serves in various positions with its affiliated entities including Vice Chairman of Shanxi Golden Trust YiWei Magnesium Industry Co., Ltd. since 2002, Vice Chairman of Taiyuan Qingcheng YiWei Magnesium Industry Co., Ltd. since 2001, Vice Chairman and General Manager of Taiyuan Minwei Magnesium Industry Co., Ltd. since 2000, General Manager of Taiyuan YiWei Magnesium Factory since 1998 and Chairman of Shangxi NiChiMen YiWei Magnesium Co., Ltd. since 1994. Taiyuan YiWei Magnesium Co., Ltd., a minority owner of Chang Magnesium, owns interests in seven subsidiary magnesium factories, a magnesium alloy factory and a magnesium powder desulphurization reagent factory, all located in China.

Wuliang (Frank) Zhang. Mr. Zhang has served as Vice General Manager of Chang Magnesium and as an Executive Vice President of CDI Shanghai Management since November 2006. Mr. Zhang is supervises our magnesium operations in China. From September 2004 to March 2006 Mr. Zhang served as Vice President of Seattle, WA based magnesium alloy corporation, and from 1998 to October 2003 he served as Chief Technology Officer of Megscape Inc., an electronic development company. Mr. Zhang holds a master's degree from the University of Houston (TX) and BA degree from East China Normal University in 1985.

Feng Dai. Mr. Dai has served as the General Manager for CDI Wanda since March 2007. Mr. Dai was General Manager and Director for Jinan Wanda New Energy Co., Ltd. from January 2000 to March 2007. Mr. Dai supervises the operations of CDI Wanda. From January 1996 to December 1999, Mr. Dai was founder and director of Jinan Wanda New Energy Research Institute, a research center of alternative energy. From December 1993 to December 1999, Mr. Dai was vice Director of Bengbu Police Office. Mr. Dai holds a BS degree from East China University of Science and Technologies and studied in the MBA program at Qinghua University.

Zaigen Zhou. Mr. Zhou has served as Vice General Manager for CDI Wanda from March 2007, in charge of the technical service and workshop. Mr. Zhou was Vice President for Jinan Wanda New Energy Co., Ltd. since February 1998; he was responsible for the processing of waste tires, technology development and service. From January 1996 to February 1998, Mr. Zhou was chief technology officer for a Sino-American enterprise, in charge of its chemical technology development. From September 1987 to January 1996, Mr. Zhou was a technical manager for Shandong Wuhuan Group, in charge of all chemical related technologies. Mr. Zhou graduated from Shanghai Light Industry College in 1987.

Compliance With Section 16(a) of the Exchange Act

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(d) of the Securities Exchange Act during the fiscal year ended December 31, 2007 and Forms 5 and amendments thereto furnished to us with respect to the fiscal year ended December 31, 2007, as well as any written representation from a reporting person that no Form 5 is required, we are not aware that any officer, director or 10% or greater shareholder failed to file on a timely basis, as disclosed in the aforementioned Forms, reports required by Section 16(a) of the Securities Exchange Act during the fiscal year ended December 31, 2007.

Code of Ethics

Effective March 28, 2008, our Board of Directors adopted a Code of Business Conduct and Ethics that applies to, among other persons, our Chief Executive Officer, Principal Financial and Accounting Officer) as well as all employees. As adopted, our Code of Business Conduct and Ethics sets forth written standards that are designed to deter wrongdoing and to promote:

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

Our Code of Business Conduct and Ethics requires, among other things, that all of our company's personnel are accorded full access to our Chief Executive Officer with respect to any matter that may arise relating to the Code of Business Conduct and Ethics. Further, all of our company's personnel are to be accorded full access to our Board of Directors if any such matter involves an alleged breach of the Code of Business Conduct and Ethics by our President.

In addition, our Code of Business Conduct and Ethics emphasizes that all employees, and particularly managers and/or supervisors, have a responsibility for maintaining financial integrity within our company, consistent with generally accepted accounting principles, and federal, provincial and state securities laws. Any employee who becomes aware of any incidents involving financial or accounting manipulation or other irregularities, whether by witnessing the incident or being told of it, must report it to his or her immediate supervisor or to our company's Chief Executive Officer. If the incident involves an alleged breach of the Code of Business Conduct and Ethics by the Chief Executive Officer, the incident must be reported to any member of our Board of Directors. Any failure to report such inappropriate or irregular conduct of others is to be treated as a severe disciplinary matter. It is against our company policy to retaliate against any individual who reports in good faith the violation or potential violation of our company's Code of Business Conduct and Ethics by another.

A copy of our Code of Business Conduct and Ethics has been filed with the SEC as an exhibit to this report. The Code of Business Conduct and Ethics is available at our website at www.cdii.net or www.chinadirectinc.com. We will provide a copy, without charge, to any person desiring a copy of the Code of Business Conduct and Ethics, by written request to 431 Fairway Drive, Suite 200, Deerfield Beach, Florida 33441, Attention: Corporate Secretary.

Committees of the Board of Directors

Our Board of Directors has established Audit and Compensation Committees. Our Board of Directors has not, however, established a nominating committee or any committee performing a similar function. The customary functions of a nominating committee are undertaken by the board as a whole.

Following is information regarding the Audit Committee and Compensation Committee of the Board of Directors.

Audit Committee. The Audit Committee is responsible to the Board of Directors for the areas of audit and compliance, and oversees our financial reporting process, including monitoring the integrity of the financial statements and the independence and performance of the auditors and supervises our compliance with legal and regulatory requirements. The Audit Committee operates under a charter approved by the Board. The Audit Committee Charter is available on our website at www.cdii.net or www.chinadirectinc.com. The current members of the Audit Committee are Messrs. Barnes (Chairman), Hollander and Steiner. The Board has determined that each of Messrs. Barnes, Hollander and Steiner are “audit committee financial experts” as defined under SEC rules. The members of the Audit Committee are “independent” directors within the meaning of SEC rules and the listing standards of the American Stock Exchange. The Board has affirmatively determined that none of the members of the Audit Committee have a material relationship with us that would interfere with the exercise of independent judgment and each of the members of the Audit Committee are “independent” as independence is defined in Section 121(A) of the listing standards of the American Stock Exchange and Rule 10A-3 under the Securities Exchange Act of 1934, as amended.

Compensation Committee. The Compensation Committee is responsible for establishing and reviewing our compensation and employee benefit policies. The members of the Compensation Committee are Messrs. Steiner (Chairman), Barnes and Hollander, each of whom are “independent” directors within the meaning of SEC rules and the listing standards of the American Stock Exchange. The Committee operates under a charter approved by the Board. The Compensation Committee’s charter is available on our website at www.cdii.net or www.chinadirectinc.com.

The Compensation Committee reviews and recommends to the Board of Directors for approval the compensation for all our executive officers, including salaries, bonuses and grants of awards under, and administration of, our equity incentive plans. The Compensation Committee, among other things, reviews and recommends to the Board of Directors employees to whom awards will be made under our equity incentive plans, determines the number of options to be awarded, and the time, manner of exercise and other terms of the awards. Although the Committee’s charter authorizes the committee to retain an independent consultant, no third party compensation consultant was engaged for Fiscal 2007. The Chief Executive Officer and President provide input to the Compensation Committee with respect to the individual performance and compensation recommendations for the other executive officers.

Report of the Audit Committee of the Board of Directors

The Audit Committee provides assistance to the Board of Directors in fulfilling its oversight responsibilities relating to our corporate accounting and reporting practices toward assurance of the quality and integrity of our consolidated financial statements. The purpose of the Audit Committee is to serve as an independent and objective party to monitor our financial reporting process and internal control system; oversee, review and appraise the audit activities of our independent auditors and internal auditing function, maintain complete, objective and open communication between the Board of Directors, the independent accountants, financial management, and the internal audit function.

Our independent auditor reports directly to the Audit Committee and the Audit Committee is solely responsible to appoint or replace our independent auditor, and to assure the independence and to provide oversight and supervision thereof. The Audit Committee determines compensation of the independent auditor and has established a policy for approval of non-audit related engagements awarded to the independent auditor. Such engagements must not impair the independence of the auditor with respect to our company as prescribed by the Sarbanes-Oxley Act of 2002; thus payment amounts are limited and non-audit related engagements must be approved in advance by the Audit Committee. The Audit Committee determines the extent of funding that we must provide to the Audit Committee to carry out its duties, and has determined that such amounts were sufficient in 2007.

With respect to the fiscal year ended December 31, 2007, in addition to its other work, the Audit Committee:

-

Reviewed and discussed with management our audited consolidated financial statements as of December 31, 2007 and the year then ended;

-

Discussed with Sherb & Co., LLP the matters required to be discussed by Statement on Auditing Standards No. 61, “Communication with Audit Committees,” as amended, with respect to its review of the findings of the independent auditor during its examination of our financial statements; and

-

Received from Sherb & Co., LLP written affirmation of its independence as required by the Independence Standards Board Standard No. 1, “Independence Discussions with Audit Committees”. In addition, the Audit Committee discussed with the auditors the firm’s independence and determined that the provision of non-audit services was compatible with maintaining auditor independence.

The Audit Committee recommended, based on the review and discussion summarized above, that the Board of Directors include the audited consolidated financial statements in this Annual Report on Form 10-K for the year ended December 31, 2007 for filing with the SEC.

Dated March 27, 2008

Audit Committee of the Board of Directors of China Direct, Inc.

David Barnes
Victor Hollander
Sheldon Steiner

Compensation Committee Interlocks and Insider Participation

The members of the Compensation Committee of the Board of Directors are Messrs. Steiner (Chair), Barnes and Hollander. In 2007 Messrs. Steiner, Barnes or Hollander:

-

was not, during the fiscal year, an officer or employee of our company,

-

was not formerly an officer or employee of our company, or

-

did not have any relationship requiring disclosure by us under Part III., Item 13. Certain Relationships and Related Transactions appearing later in this report.

ITEM 11.

EXECUTIVE COMPENSATION.

The following table summarizes all compensation recorded by us in the last completed fiscal year for

–

our principal executive officer or other individual serving in a similar capacity,

-

our two most highly compensated executive officers other than our principal executive officer who were serving as executive officers at December 31, 2007 as that term is defined under Rule 3b-7 of the Securities Exchange Act of 1934, whose compensated exceed $100,000, and

-

up to two additional individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer at December 31, 2007.

For definitional purposes in this annual report these individuals are sometimes referred to as the "named executive officers." The value attributable to any option awards is computed in accordance with FAS 123R.

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Bonus ($)	Stock awards ($)	Option awards ($)	Nonequity incentive plan compen- sation ($)	Nonqualified deferred compen- sation earnings ($)	All other compen- sation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Yuejian (James) Wang (1),	2007	150,000	—	—	—	—	—	1,178	151,178
	2006	100,000	—	—	—	—	—	1,166	101,166

Marc Siegel (2)	2007	150,000	64,720	—	—	—	—	4,224	218,944
	2006	100,000	60,252	—	—	—	—	4,212	164,464

David Stein (3)	2007	100,000	15,846	—	—	—	—	—	115,846
	2006	75,000	—	—	—	—	—	—	75,000

Gary Stuart (4)	2007	80,000	8,800	—	72,300	—	—	—	161,100

Andrew Goldrich (5)	2007	110,000	9,505	—	162,250	—	—	—	281,755

———————

(1)

Dr. Wang has served as our Chairman and CEO since August 2006. All compensation paid to Dr. Wang in 2007 and 2006 was non cash compensation in the form of securities and insurance premiums. This table above reflects $66,300 worth of salary due to Dr. Wang in 2007 pursuant to an employment contract, which Dr. Wang has forgiven. See "Employment Agreements and Narrative Regarding Executive Compensation - Assignment of securities received as compensation to certain executive officers" as set forth below.

(2)

Mr. Marc Siegel has served as our President since August 2006. All compensation paid to Mr. Siegel in 2007 and 2006 was non cash compensation in the form of securities and insurance premiums. This table above reflects $50,580 worth of salary due to Mr. Siegel in 2007 pursuant to an employment contract, which Mr. Siegel has forgiven. See "Employment Agreements and Narrative Regarding Executive Compensation - Assignment of securities received as compensation to certain executive officers" as set forth below.

(3)

Mr. David Stein has served as our Chief Operating Officer since August 2006. All compensation paid to Mr. Stein in 2007 and 2006 was non cash compensation in the form of securities. This table above reflects $21,870 worth of salary due to Mr. Stein pursuant to an employment contract in 2007 which Mr. Stein has forgiven. See "Employment Agreements and Narrative Regarding Executive Compensation - Assignment of securities received as compensation to certain executive officers" as set forth below.

(4)

Mr. Gary Stuart has served as our General Counsel since April 2007. In 2007, Mr. Stuart received cash compensation for his salary. We also awarded Mr. Stuart a bonus which was paid in the form of securities we received as compensation from consulting clients. For the purposes of this table the bonus is valued at the fair market value of the securities on the date we received them. Option Awards reflect the receipt by Mr. Stuart of options to purchase 25,000 shares of common stock at an exercise price of $.01, with a fair value of $72,300.

(5)

Mr. Andrew Goldrich has served as a Vice President of Operations since January 2007. In 2007, Mr. Goldrich received cash compensation for his salary. We also awarded Mr. Goldrich a bonus which was paid in the form of securities we received as compensation from consulting clients. For purposes of this table the bonus is valued at the fair market value of the securities on the date we received the. Option awards reflect the receipt by Mr. Goldrich of options to purchase 25,000 shares of common stock at an exercise price of $.01, and options to purchase 10,000 shares of common stock at an exercise price of $2.50, with a combined fair value of $162,250.

Employment Agreements and Narrative Regarding Executive Compensation

Executive Employment Agreements

In August 2006 we entered into employment agreements with Dr. Wang and Messrs. Siegel and Stein. These individuals had each previously been a party to an employment agreement with China Direct Investments which terminated on the closing date of the reverse merger as described elsewhere herein. The terms of each of these agreements are generally the same and provide that each employee is entitled to annual bonuses as determined by the Board of Directors based upon their evaluation of a variety of factors including our revenues, net income and other financial and operating factors the Board of Directors deems appropriate. Each employee is also entitled to participate in any of our employee benefit plans and he will be reimbursed for reasonable business expenses incurred by him on our behalf. The employment agreements also contain customary confidentiality and non-compete provisions.

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

The terms of the agreements which are specific to each individual are as follows:

Yuejian (James) Wang, Ph.D.

Under the terms of his employment agreement which expires on December 31, 2009, Dr. Wang will receive an annual base salary of $100,000 for 2006, which escalates during the term of the agreement to $150,000 for 2007, $200,000 for 2008 and $250,000 for Fiscal 2009. In connection with our acquisition of China Direct Investments in August 2006 Dr. Wang was granted five-year options to purchase 2,200,000 shares of our common stock a portion of which vest over a three year period and are exercisable at prices ranging from $0.01 to $10.00 per share in exchange for options in China Direct Investments. These options were identical to options he had previously held in China Direct Investments which were exchanged for options in our company pursuant to the terms of the reverse merger.

Marc Siegel

Under the terms of his employment agreement, which expires on December 31, 2009, Mr. Siegel will receive an annual base salary of $100,000 for 2006, which escalates during the term of the agreement to $150,000 for 2007, $200,000 for 2008 and $250,000 for Fiscal 2009. In connection with our acquisition of China Direct Investments in August 2006 Mr. Siegel was granted five-year options to purchase 2,200,000 shares of our common stock a portion of which vest over a three year period and are exercisable at prices ranging from $0.01 to $10.00 per share in exchange for options in China Direct Investments. These options were identical to options he had previously held in China Direct Investments which were exchanged for options in our company pursuant to the terms of the reverse merger.

David Stein

Under the terms of his employment agreement, which expires on December 31, 2009, Mr. Stein will receive an annual base salary of $75,000 for 2006, which escalates during the term of the agreement to $100,000 for 2007 and 2008 and $125,000 for Fiscal 2009. In connection with our acquisition of China Direct Investments in August 2006 Mr. Stein was granted five-year options to purchase 1,100,000 shares of our common stock a portion of which vest over a three year period and are exercisable at prices ranging from $0.01 to $10.00 per share in exchange for options in China Direct Investments. These options were identical to options he had previously held in China Direct Investments which were exchanged for options in our company pursuant to the terms of the reverse merger.

The amount of compensation to be paid to Dr. Wang and Messrs. Siegel and Stein and the terms of the agreements were determined by them as the sole members of the Board of Directors at the time the agreements were finalized and executed. Accordingly, they each had a significant influence in the terms thereof.

Assignment of securities received as compensation to certain executive officers

Throughout 2007 an 2006, as reflected in our summary compensation table in this Item 11., our Consulting segment assigned a portion of shares it received from its client companies to our executive officers and employees including Dr. Wang and Messrs. Siegel and Stein as set forth below:

	Value of Securities Assigned
Executive Officers	2007	2006
Yuejian (James) Wang	$83,700	$308,832
Marc Siegel	89,420	510,252
David Stein	53,130	237,716
	$226,250	$1,056,800

Our Consulting segment received various securities from its consulting clients as compensation for its services under the terms of agreements. Typically the term of each of these agreements is for a period of three years, the compensation payable to our Consulting segment is paid at the onset of each of the agreements. This revenue is being amortized over the term of each of the respective agreements. Each of these officers has accepted these shares in lieu of the salary due under the terms of their respective employment agreements as described below. We have recognized compensation expense equal to the salary due under each of these agreements for 2006 and 2007, with the difference between this amount and the total value of the securities assigned to each executive officer being recorded as a prepaid expense up to the total amount which would be due under the employment agreements for a three year term. Any excess over this amount has been recognized as a bonus for 2006 and 2007. All such amounts are reflected in the Summary Compensation Table set forth above.

While under the terms of each of the consulting agreements the compensation is not refundable to the client company by our Consulting segment in the event of an early termination of the consulting agreement, each of Dr. Wang and Messrs. Siegel and Stein have agreed that if they should fail to provide services to us under their employment agreement for the three year period ending on December 31, 2008, they shall return to us the value of any unearned compensation resulting from the assignment of these securities to them in 2006 and 2007.

Outstanding Equity Awards at Fiscal Year End

The following table provides information concerning unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of December 31, 2007:

	OPTION AWARDS					STOCK AWARDS
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested (#)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Yuejian (James) Wang	400,000 69,430 400,000	500,000 500,000		0.01 2.50 5.00 7.50 10.00	01/01/10 01/01/11 01/01/12 01/01/13 01/01/14

Marc Siegel	400,000 83,840 400,000	500,000 500,000		0.01 2.50 5.00 7.50 10.00	01/01/10 01/01/11 01/01/12 01/01/13 01/01/14

David Stein	200,000 41,920 200,000	250,000 250,000		0.01 2.50 5.00 7.50 10.00	01/01/10 01/01/11 01/01/12 01/01/13 01/01/14

Stock Option Plans

We presently have four stock option plans:

-

Evolve One, Inc. Stock Option Plan ("1999 Plan"),

-

2005 Equity Compensation Plan ( "2005 Plan"),

-

2006 Equity Compensation Plan ("2006 Equity Plan"), and

-

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

Our plans are administered by the Compensation Committee of our Board of Directors. The Compensation Committee determines, from time to time, those of our officers, directors, employees and consultants to whom plan options will be granted, the terms and provisions of the plan options, the dates such plan options will become exercisable, the number of shares subject to each plan option, the purchase price of such shares and the form of payment of such purchase price. All other questions relating to the administration of our plans and the interpretation of the provisions thereof are to be resolved at the sole discretion of the Compensation Committee.

The Board of Directors may amend, suspend or terminate either the 1999 Plan, the 2005 Plan, the 2006 Equity Plan or the 2006 Stock Plan at any time, except that no amendment shall be made which:

-

increases the total number of shares subject to the plan or changes the minimum purchase price therefore (except in either case in the event of adjustments due to changes in our capitalization),

-

affects outstanding options or any exercise right thereunder,

-

extends the term of any option beyond 10 years, or

-

extends the termination date of the plan.

Unless the plan is suspended or terminated by the Board of Directors, each plan terminates 10 years from the date of the plan's adoption. Any termination of the plan does not affect the validity of any options previously granted thereunder.

Evolve One, Inc. Stock Option Plan

In November 1999, our Board of Directors adopted our 1999 Plan, which was approved by a majority of the shareholders at a meeting on November 11, 1999. Under the 1999 Plan we have reserved 80,000 shares of common stock for the grant of qualified incentive options or non-qualified options. At December 31, 2007, we had options to purchase an aggregate of 480 shares of common stock outstanding under the 1999 Plan at exercise prices ranging from $2.25 to $56.25 per share.

The term of each option and the manner in which it may be exercised is determined by the Compensation Committee of the Board of Directors, provided that no option may be exercisable more than 10 years after the date of its grant and, in the case of an incentive option granted to an eligible employee owning more than 10% of our common stock, no more than five years after the date of the grant.

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

2005 Plan, 2006 Equity Plan and 2006 Stock Plan

On May 6, 2005, our Board of Directors authorized the 2005 Plan covering 1,000,000 shares of common stock. Since the 2005 Plan was not approved by our shareholders prior to May 6, 2006, incentive stock options may not be awarded under the 2005 Plan and any incentive stock options previously awarded under the 2005 Plan have been converted into non-qualified options upon terms and conditions determined by the Board of Directors, as nearly as is reasonably practicable in its sole determination, the terms and conditions of the incentive stock options being so converted. At December 31, 2007, we had options to purchase an aggregate of 260,500 shares of common stock outstanding under the 2005 Plan at exercise prices ranging from $15.00 to $30.00 per share.

On August 16, 2006, our Board of Directors authorized the 2006 Equity Plan covering 10,000,000 shares of common stock, which was approved by a majority of our shareholders on August 16, 2006 As of December 31, 2007, there are 2,801,000 shares available to be issued, or options granted, under the 2006 Equity Plan at exercise prices ranging from $.01 to $10.00 per share.

On October 19, 2006, our Board of Directors authorized the 2006 Stock Plan covering 2,000,000 shares of our common stock. As the 2006 Stock Plan was not approved by our shareholders prior to October 19, 2007, we may no longer award incentive stock options under the 2006 Stock Plan and any incentive stock options previously awarded under the 2006 Stock Plan were converted into non-qualified options upon terms and conditions determined by the Board of Directors, as nearly as is reasonably practicable in its sole determination, the terms and conditions of the incentive stock options being so converted. At December 31, 2007, we had options to purchase an aggregate of 875,540 shares of common stock outstanding under the 2006 Stock Plan at exercise prices ranging from $.01 to $5.00 per share.

Plan options under the 2005 Plan and 2006 Stock Plan may only be issued as non-qualified options. Plan options under the 2006 Equity Plan may either be options qualifying as incentive stock options under Code or non-qualified options. In addition, all the plans allow for the inclusion of a reload option provision, which permits an eligible person to pay the exercise price of the option with shares of common stock owned by the eligible person and receive a new option to purchase shares of common stock equal in number to the tendered shares. Furthermore, compensatory stock amounts may also be issued. Additionally, deferred stock grants and stock appreciation rights may also be granted under the plans.

Subject to the limitation on the aggregate number of shares issuable under the plans, there is no maximum or minimum number of shares as to which a stock grant or plan option may be granted to any person. Shares used for stock grants and plan options may be authorized and unissued shares or shares reacquired by us, including shares purchased in the open market. Shares covered by plan options which terminate unexercised will again become available for grant as additional options, without decreasing the maximum number of shares issuable under the plans, although such shares may also be used by us for other purposes.

The plans provide that, if our outstanding shares are increased, decreased, exchanged or otherwise adjusted due to a share dividend, forward or reverse share split, recapitalization, reorganization, merger, consolidation, combination or exchange of shares, an appropriate and proportionate adjustment shall be made in the number or kind of shares subject to the plan or subject to unexercised options and in the purchase price per share under such options. Any adjustment, however, does not change the total purchase price payable for the shares subject to outstanding options. In the event of our proposed dissolution or liquidation, a proposed sale of all or substantially all of our assets, a merger or tender offer for our shares of common stock, the Compensation Committee of the Board of Directors may declare that each option granted under the plan shall terminate as of a date to be fixed by the Committee; provided that not less than 30 days written notice of the date so fixed shall be given to each participant holding an option, and each such participant shall have the right, during the period of 30 days preceding such termination, to exercise the participant's option, in whole or in part, including as to options not otherwise exercisable.

The 2006 Equity Plan provides that, with respect to incentive stock options, the aggregate fair market value (determined as of the time the option is granted) of the shares of common stock, with respect to which incentive stock options are first exercisable by any option holder during any calendar year shall not exceed $100,000. The purchase price for shares subject to incentive stock options must be at least 100% of the fair market value of our common stock on the date the option is granted, except that the purchase price must be at least 110% of the fair market value in the case of an incentive option granted to a person who is a "10% shareholder". A "10% shareholder" is a person who owns (within the meaning of Section 422(b)(6) of the Code) at the time the incentive option is granted, shares possessing more than 10% of the total combined voting power of all classes of our outstanding shares.

All plan options are nonassignable and nontransferable, except by will or by the laws of descent and distribution, and during the lifetime of the optionee, may be exercised only by such optionee, except as provided by the Board of Directors. If an optionee shall die while our employee or within three months after termination of employment by us because of disability, or retirement or otherwise, such options may be exercised, to the extent that the optionee shall have been entitled to do so on the date of death or termination of employment, by the person or persons to whom the optionee's right under the option pass by will or applicable law, or if no such person has such right, by his executors or administrators. Options are also subject to termination by the Board of Directors under certain conditions.

In the event of termination of employment because of death while an employee, or because of disability, the optionee's options may be exercised not later than the expiration date specified in the option or one year after the optionee's death, whichever date is earlier, or in the event of termination of employment because of retirement or otherwise, not later than the expiration date specified in the option or one year after the optionee's death, whichever date is earlier. If an optionee's employment by us terminates because of disability and such optionee has not died within the following three months, the options may be exercised, to the extent that the optionee shall have been entitled to do so at the date of the termination of employment, at any time, or from time to time, but not later than the expiration date specified in the option or one year after termination of employment, whichever date is earlier. If an optionee's employment shall terminate for any reason other than death or disability, optionee may exercise the options to the same extent that the options were exercisable on the date of termination, for up to three months following such termination, or on or before the expiration date of the options, whichever occurs first. In the event that the optionee was not entitled to exercise the options at the date of termination or if the optionee does not exercise such options (which were then exercisable) within the time specified herein, the options shall terminate. If an optionee's employment shall terminate for any reason other than death, disability or retirement, all right to exercise the option shall terminate not later than 90 days following the date of such termination of employment, except as otherwise provided under the plan. Non-qualified options are not subject to the foregoing restrictions unless specified by the Compensation Committee of the Board of Directors.

Director Compensation

Our Board of Directors is comprised of Dr. Wang and Messrs. Siegel, Barnes, Hollander and Steiner. Dr. Wang and Mr. Siegel, who are also executive officers of our company, do not receive any compensation for their services as a member of the Board of Directors. The following table provides information concerning the compensation of Messrs. Barnes, Hollander and Steiner for their services as members of our Board of Directors for 2007. The value attributable to any option awards is computed in accordance with FAS 123R.

	Director Compensation
Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All ther compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)

David Barnes	17,169	—	35,350	—	—	—	52,519
Victor Hollander	16,850	—	35,350	—	—	—	52,200
Sheldon Steiner	15,360	—	35,350	—	—	—	50,710

Our independent directors receive an annual retainer of $16,000 and $750 for each day of Board of Directors or Committee meetings they attend in person. Additionally, upon joining our Board of Directors in April 2007, the Board of Directors granted each of Messrs. Barnes, Hollander and Steiner a three year stock option to purchase 25,000 shares of our common stock at an exercise price of $3.00 per share which vested on January 15, 2008.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

At March 28, 2008 we had 21,007,010 shares of common stock issued and outstanding. The following table sets forth information known to us as of March 28, 2008 relating to the beneficial ownership of shares of our common stock by:

-

each person who is known by us to be the beneficial owner of more than 5% of our outstanding common stock;

-

each director;

-

each named executive officer; and

-

all named executive officers and directors as a group.

Unless otherwise indicated, the address of each beneficial owner in the table set forth below is care of 431 Fairway Drive, Suite 200, Deerfield Beach, Florida 33441. We believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock shown as being owned by them. Under securities laws, a person is considered to be the beneficial owner of securities owned by him (or certain persons whose ownership is attributed to him) and that can be acquired by him within 60 days from the that date, including upon the exercise of options, warrants or convertible securities. We determine a beneficial owner's percentage ownership by assuming that options, warrants or convertible securities that are held by him, but not those held by any other person, and which are exercisable within 60 days of the that date, have been exercised or converted.

Name of Beneficial Owner	# of Shares Beneficially Owned	% of Class

Yuejian (James) Wang (1)	5,869,340	26%
Marc Siegel (2)	5,883,840	26%
David Stein (3)	3,025,035	14%
David Barnes (4)	25,000	0%*
Victor Hollander (5)	25,000	0%*
Sheldon Steiner (6)	35,000	0%*
Total Management, Directors	14,863,215

Richard Galterio (7)	1,450,000	7%

———————

*

represents less than 1%

(1)

The number of shares beneficially owned by Dr. Wang includes:

4,000,000 shares of common stock held by Dragon Fund Management LLC, an entity in which Dr. Wang owns 1% of the membership interests and holds 50% of the voting control,

options to purchase 400,000 shares of common stock at an exercise price of $.01 expiring on February 1, 2010 options to purchase 69,340 shares of common stock at an exercise price of $2.50 expiring on January 1, 2011 options to purchase 400,000 shares of common stock at an exercise price of $5.00 expiring on January 1, 2012 options to purchase 500,000 shares of common stock at an exercise price of $7.50 expiring on January 1, 2013 options to purchase 500,000 shares of common stock at an exercise price of $10.00 expiring on January 1, 2014

(2)

The number of shares beneficially owned by Mr. Siegel includes:

4,000,000 shares of common stock,

options to purchase 400,000 shares of common stock at an exercise price of $.01 expiring on February 1, 2010 options to purchase 83,840 shares of common stock at an exercise price of $2.50 expiring on January 1, 2011 options to purchase 400,000 shares of common stock at an exercise price of $5.00 expiring on January 1, 2012 options to purchase 500,000 shares of common stock at an exercise price of $7.50 expiring on January 1, 2013 options to purchase 500,000 shares of common stock at an exercise price of $10.00 expiring on January 1, 2014

(3)

The number of shares beneficially owned by Mr. Stein includes:

2,000,000 shares of common stock,

83,115 shares of common stock in the name of Jeda Services Corp.

options to purchase 200,000 shares of common stock at an exercise price of $.01 expiring on February 1, 2010 options to purchase 41,920 shares of common stock at an exercise price of $2.50 expiring on January 1, 2011 options to purchase 200,000 shares of common stock at an exercise price of $5.00 expiring on January 1, 2012 options to purchase 250,000 shares of common stock at an exercise price of $7.50 expiring on January 1, 2013 options to purchase 250,000 shares of common stock at an exercise price of $10.00 expiring on January 1, 2014

(4)

The number of shares beneficially owned by Mr. Barnes includes:

options to purchase 25,000 shares of common stock at an exercise price of $3.00 which vested on January 15, 2008

(5)

The number of shares beneficially owned by Mr. Hollander includes:

options to purchase 25,000 shares of common stock at an exercise price of $3.00 which vested on January 15, 2008

(6)

The number of shares beneficially owned by Mr. Steiner includes:

10,000 shares of common stock, options to purchase 25,000 shares of common stock at an exercise price of $3.00 which vested on January 15, 2008

(7)

The number of shares beneficially owned by Mr. Galterio includes:

1,000,000 shares of common stock,

options to purchase 100,000 shares of common stock at an exercise price of $2.50 expiring on January 1, 2012 options to purchase 100,000 shares of common stock at an exercise price of $5.00 expiring on January 1, 2012 options to purchase 125,000 shares of common stock at an exercise price of $7.50 expiring on January 1, 2013 options to purchase 125,000 shares of common stock at an exercise price of $10.00 expiring on January 1, 2014

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

From time to time we engage in transactions with related parties. Following is a brief summary of the related party items reflected on our consolidated balance sheet at December 31, 2007.

Prior to August 2006, the Company subleased 1,171 square feet of office space from Dr. Wang, our CEO and Chairman and Mr. Siegel, our President. The Company paid approximately $17,000 in lease expense in 2006 under the agreement.

At December 31, 2007 our consolidated balance sheet includes accounts receivable–related party of $2,283,600. This balance is comprised of:

-

$821,285 due Chang Magnesium from YiWei Magnesium for product provided;

-

$466,032 due Chang Magnesium from NiChiMen YiWei Magnesium for product provided; and

-

$996,283 due Golden Magnesium from YiWei Magnesium for product provided.

At December 31, 2007, we reported prepaid expenses-related party of $4,150,943. This balance is comprised of:

-

$963,280 prepaid by Lang Chemical to Nantong Chemical for future delivery of chemical inventory.;

-

$1,805,351 prepaid by Chang Magnesium to YiWei Magnesium for future delivery of inventory; and

-

$1,382,312 prepaid by Golden Magnesium to YiWei Magnesium for future delivery of inventory.

At December 31, 2007 our consolidated balance sheet includes due from related party of $1,287,877. During 2007, Pan Asia Magnesium advanced Jinyang Group, a related party, $1,287,877 for working capital purposes. Jinyang Group owns the minority interest of Pan Asia Magnesium.

At December 31, 2007 our consolidated balance sheet includes short-term loan payable–related party of $410,167. During 2007, Lang Chemical loaned NanTong Chemical $410,167 for working capital purposes. NanTong Chemical is a Chinese limited liability company owned by Jingdong Chen and Qian Zhu, the two minority shareholders of Lang Chemical.

At December 31, 2007 our consolidated balance sheet includes accounts payable–related party of $964,114. The balance is comprised of:

-

$604,596 due from Chang Magnesium to YiWei Magnesium, and

-

$359,518 due from Golden Magnesium to YiWei Magnesium.

At December 31, 2007, our financial statements reflect a due to related parties balance of $3,137,233. This amount is comprised of:

-

$1,993,410 advanced by Chang Magnesium to Japan Material for working capital purposes.;

-

$652,921 advanced by Chang Magnesium and Golden Magnesium to YiWei Magnesium for working capital purposes;

-

$287,662 advanced by Pan Asia Magnesium to Ms. Runlian Tian and Mr. Hiubiao Zhao for working capital purposes. Ms. Tian is a director of Pan Asia Magnesium and Mr. Zhao is the brother of an officer of Pan Asia Magnesium; and

-

$203,240 advanced by CDI Wanda to Mr. Dai Feng, an officer of CDI Wanda.

NanTong Chemical is a Chinese limited liability company owned by Jingdong Chen and Qian Zhu, the two minority shareholders of Lang Chemical.

Yuwei Huang, CEO, Chairman of Chang Magnesium, Chairman of Baotou Changxin Magnesium, and Vice Chairman and CEO of Golden Magnesium, is the chairman of Taiyuan YiWei Magnesium Industry Co., Ltd., the minority shareholder of Chang Magnesium.

Japan Material Industry Co., Ltd. (“Japan Material”) is a shareholder of YiWei Magnesium.

YiWei Magnesium holds a 54% interest in Shangxi NiChiMen YiWei Magnesium Industry Co., Ltd., a Chinese limited liability company (“NiChiMen YiWei Magnesium”).

Director Independence

Messrs. Barnes, Hollander and Steiner, members of our Board of Directors, are considered “independent directors” within the meaning of Rule 121A of the rules of the American Stock Exchange.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Sherb & Co., LLP served as our independent registered public accounting firm for 2007 and 2006. The following table shows the fees that were billed for the audit and other services provided by such firm for 2007 and 2006.

	2007	2006

Audit Fees	$225,000	$90,000
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	88,400	72,500
Total	$313,400	$162,500

Audit Fees — This category includes the audit of our annual financial statements, review of financial statements included in our Form 10-QSB Quarterly Reports and services that are normally provided by the independent auditors in connection with engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

Audit-Related Fees — This category consists of assurance and related services by the independent auditors that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees”. The services for the fees disclosed under this category include consultation regarding our correspondence with the SEC and other accounting consulting.

Tax Fees — This category consists of professional services rendered by our independent auditors for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

All Other Fees — This category consists of fees for other miscellaneous items.

The Audit Committee Charter includes the procedures for pre-approval of all fees charged by our independent auditors. Under the procedure, the Audit Committee of the Board of Directors approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Audit Committee. The audit and tax fees paid to the auditors with respect to 2007 were pre-approved by the Audit Committee of the Board of Directors.

PART IV

ITEM 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

Exhibit No.

Description of Exhibit

2.1

Agreement and Plan of Reorganization with International Internet, Inc. (2)

2.2

Certificate of Ownership and Merger (3)

2.3

Stock Exchange Agreement dated August 16, 2006 by and between Evolve One, Inc., China Direct Investments, Inc. and the shareholders of China Direct Investments, Inc. (10)

3.1

Certificate of Incorporation (1)

3.2

Bylaws (1)

3.3

Certificate of Amendment to the Certificate of Incorporation (10)

3.4

Certificate of Domestication of China Direct, Inc. (6)

10.1

Employment Agreement dated August 16, 2006 with Dr. Yuejian (James) Wang (10)

10.2

Employment Agreement dated August 16, 2006 with Mr. Marc Siegel (10)

10.3

Employment Agreement dated August 16, 2006 with Mr. David Stein (10)

10.4

Employment Agreement dated August 16, 2006 with Yi (Jenny) Liu (10)

10.5

Evolve One, Inc. Stock Option Plan, as amended (16)

10.6

2005 Equity Compensation Plan (15)

10.7

2006 Equity Compensation Plan (10)

10.8

2006 Stock Compensation Plan (13)

10.9

Stock Acquisition Agreement dated September 24, 2006 between CDI China, Inc., Shanghai Lang Chemical Co., Ltd., Jingdong Chen and Qian Zhu (11)

10.10

Share Acquisition Agreement dated October 15, 2006 by and between CDI China, Inc., Taiyuan Chang Magnesium Co., Ltd. and Yuwei Huang (12)

10.11

Authorization of Taiyuan YiWei Magnesium Co., Ltd. to acquisition of Taiyuan Chang Magnesium Co., Ltd. (14)

10.12

CDI China, Inc., Jinan Alternative Energy Group Corp. and CDI Wanda New Energy Co., Ltd. Amended Agreement (4)

10.13

Contract for Sino-Foreign Equity Joint Venture between Asia Magnesium Co., Ltd., Shanxi Senrun Coal Chemistry Co., Ltd. and Taiyuan YiWei Magnesium Industry Co., Ltd. (7)

10.14

Asia Magnesium Ownership Transfer Agreement (7)

10.15

Shangxi Gu County Golden Magnesium Co., Ltd. Investment Agreement Supplement dated May 30, 2007 (7)

10.16

Consulting and Management Agreement between Mr. Aihua Hu and Capital One Resource Co., Ltd. (7)

10.17

Stock Purchase Agreement between CDI China, Inc., China Direct, Inc. and Sense Holdings, Inc. (8)

10.18

Pan Asia Magnesium Co., Ltd. Joint Venture Agreement (9)

14.1

Code of Business Conduct and Ethics (*)

21.1

Subsidiaries of the registrant *

23.1

Consent of Sherb & Co., LLP*

31.1

Section 302 Certificate of Chief Executive Officer *

31.2

Section 302 Certificate of Vice President, Finance, principal financial and accounting officer*

32.1

Section 906 Certificate of Chief Executive Officer*

32.1

Section 906 Certificate of Vice President, Finance, principal financial and accounting officer*

———————

*

filed herewith

(1)

Incorporated by reference to the Form 10-SB as filed on June 17, 1999.

(2)

Incorporated by reference to the Current Report on Form 8-K as filed on December 3, 1999.

(3)

Incorporated by reference to the Current Report on Form 8-K as filed on December 8, 1999.

(4)

Incorporated by reference to the Quarterly Report on Form 10-QSB for the period ended March 31, 2007.

(5)

Intentionally omitted.

(6)

Incorporated by reference to the Current Report on Form 8-K as filed on June 27, 2007.

(7)

Incorporated by reference to the Quarterly Report on Form 10-QSB for the period ended June 30, 2007.

(8)

Incorporated by reference to the Current Report on Form 8-K as filed on August 18, 2007.

(9)

Incorporated by reference to the Quarterly Report on Form 10-QSB for the period ended September 30, 2007.

(10)

Incorporated by reference to the Current Report on Form 8-K as filed on August 17, 2006.

(11)

Incorporated by reference to the Current Report on Form 8-K as filed on October 14, 2006.

(12)

Incorporated by reference to the Current Report on Form 8-K as filed on October 27, 2006.

(13)

Incorporated by reference to the registration statement on Form S-8, SEC File No. 333-138297, as filed on October 30, 2006.

(14)

Incorporated by reference to the registration statement on Form SB-2, SEC File No. 333-139752, as filed on December 29, 2006.

(15)

Incorporated by reference to the registration statement on Form S-8, SEC File No. 333-125871, as filed on June 16, 2005.

(16)

Incorporated by reference to the registration statement on Form SB-2, SEC File No. 333-121963, as filed on January 11, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA DIRECT, INC.

By:	/s/ YUEJIAN (JAMES) WANG
Yuejian (James) Wang, Chief Executive Officer, Chairman, principal executive officer
Date: March 31, 2008

By:	/s/ YI (JENNY) LIU
Yi (Jenny) Liu, Vice President, Finance, principal accounting and financial officer
Date: March 31, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ YUEJIAN (JAMES) WANG	Chief Executive Officer and Chairman	March 31, 2008
Yuejian (James) Wang

/s/ MARC SIEGEL	President, Director	March 31, 2008
Marc Siegel

/s/ DAVID BARNES	Director	March 31, 2008
David Barnes

/s/ VICTOR HOLLANDER	Director	March 31, 2008
Victor Hollander

/s/ SHELDON STEINER	Director	March 31, 2008
Sheldon Steiner

CHINA DIRECT, INC. AND SUBSIDIARIES

FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Directors

China Direct, Inc.

We have audited the accompanying consolidated balance sheets of China Direct, Inc. and its Subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2007 and 2006. These consolidated financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards as established by the Auditing Standards Board (United States) and in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal controls over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China Direct, Inc. and its subsidiaries as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the years ended December 31, 2007 and 2006 in conformity with accounting principles generally accepted in the United States.

/s/ Sherb & Co., LLP
Certified Public Accountants

Boca Raton, Florida

March 22, 2008

CHINA DIRECT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
ASSETS
Current Assets:
Cash and cash equivalents	$20,394,931	$3,030,345
Notes receivable	1,010,781	942,117
Investment in trading securities	—	2,166,603
Investment in trading securities -related party	—	311,611
Investment in marketable securities held for sale	7,820,500	—
Investment in marketable securities held for sale-related party	1,315,488	1,325,400
Accounts receivable, net of allowance for doubtful accounts of $290,456 and $110,611 for 2007 and 2006, respectively	9,644,880	2,770,062
Accounts receivable-related parties	2,283,600	—
Inventories	5,293,986	5,494,292
Prepaid expenses and other current assets	12,396,269	1,272,246
Prepaid expenses-related parties	4,150,943	—
Other receivables	3,043,193	—
Due from related parties	1,287,877	—
Total current assets	68,642,448	17,312,676
Restricted cash	646,970	447,713
Property, plant and equipment, net of accumulated depreciation of $577,801 and $97,428 for 2007 and 2006, respectively	18,010,524	2,753,468
Prepaid expenses	294,986	321,548
Other assets	138,089	—
Mining rights, net	457,226	—
Property use rights, net	96,078	—
Total assets	$88,286,321	$20,835,405
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Loans payable-short term	$2,570,149	$1,536,064
Loan payable-related party	410,167	—
Accounts payable and accrued expenses	9,057,790	4,517,354
Accounts payable-related parties	964,114	1,546,880
Advances from customers	6,277,767	916,764
Deferred revenues-short term	685,294	779,900
Other payables	4,097,716	45,623
Income tax payable	560,116	599,699
Deferred Income tax	—	440,861
Due to related parties	3,137,233	140,893
Total current liabilities	27,760,346	10,524,038
Loan payable—long term	166,573	22,793
Deferred revenue—long term	—	779,900
Minority interest	17,535,909	3,644,350
Stockholders' Equity:
Preferred Stock: $.0001 par value, 10,000,000 authorized, no shares issued and outstanding	—	—
Common Stock; $.0001 par value, 1,000,000,000 authorized, 20,982,010 and 12,868,433 issued and outstanding for 2007 and 2006,respectively	2,098	1,287
Additional paid—in capital	30,257,644	4,927,343
Deferred compensation	(55,000)	(226,840)
Accumulated comprehensive income	162,045	532,379
Retained earnings	12,456,706	630,155
Total stockholders’ equity	42,823,493	5,864,324
Total liabilities and stockholders’ equity	$88,286,321	$20,835,405

See notes to audited consolidated financial statements

CHINA DIRECT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2007	2006
Revenues	$169,696,524	$13,467,337
Revenues-related party	4,539,059	517,000
Total revenues	174,235,583	13,984,337
Cost of revenues	155,448,012	12,515,035
Gross profit	18,787,571	1,469,302
Operating expenses:
Selling, general, and administrative	4,479,967	1,900,111
Selling, general, and administrative-related party	—	28,398
Total operating expenses	4,479,967	1,928,509
Operating income (loss)	14,307,604	(459,207)
Other income (expense):
Other income	1,090,709	44,336
Interest income (expense)	280,342	(6,624)
Unrealized gain on trading securities	—	600,339
Realized gain on sale of marketable securities	616,045	81,170
Realized (loss) gain on sale of marketable securities-related party	(41,885)	85,774
Net income before income taxes	16,252,815	345,788
Income taxes expense	(727,479)	(176,466)
Income before minority interest	15,525,336	169,322
Minority interest in income of subsidiary	(3,698,785)	—
Net income	11,826,551	169,322
Foreign currency translation gain	1,314,343	137,443
Unrealized loss on marketable securities held for sale, net of income taxes	(174,212)	—
Unrealized (loss) gain on marketable securities held
For sale-related party, net of income taxes	(1,510,465)	349,636
Comprehensive income	$11,456,217	$656,401
Basic earnings per common share	$0.75	$0.02
Diluted earnings per common share	$0.67	$0.01
Basic weighted average common shares outstanding	15,841,560	10,572,745
Diluted weighted average common shares outstanding	17,605,664	13,849,556

See notes to audited consolidated financial statements

CHINA DIRECT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

			Additional Paid-in Capital	Deferred Compensation	Accumulated Comprehensive Income	Retained Earnings	Total
	Common Stock
	Shares	Amount

Balance, December 31, 2005	10,000,000	$1,000	$9,000	$—	$45,300	$460,833	$516,133

Sale of common stock	2,285,000	228	4,222,165	—	—	—	4,222,393
Issuance of common stock pursuant to share exchange agreement	528,433	53	(53)	—	—	—	—
Exercise of options	55,000	6	29,994	—	—	—	30,000
Capital contributions	—	—	259,061	—	—	—	259,061
Fair value of options granted to employees	—	—	43,757	—	—	—	43,757
Fair value of options granted to consultants	—	—	132,000	(132,000)	—	—	—
Fair value of warrants granted	—	—	231,419	(231,419)	—	—	—
Amortization of deferred compensation	—	—	—	136,579	—	—	136,579
Comprehensive income:
Net income for the year	—	—	—	—	—	169,322	169,322
Unrealized gain on marketable securities held for sale	—	—	—	—	349,636	—	349,636
Foreign currency translation gain	—	—	—	—	137,443	—	137,443

Balance, December 31, 2006	12,868,433	1,287	4,927,343	(226,840)	532,379	630,155	5,864,324

Exercise of options	3,014,360	302	5,523,598	—	—	—	5,523,900
Exercise of warrants	4,893,563	489	18,446,769	—			18,447,258
Fair value of options granted to employees	—	—	257,804	—	—	—	257,804
Fair value of options received by employees	—	—	234,550	—	—	—	234,550
Issuance of common stock to key employees	52,000	5	135,195	—	—	—	135,195
Issuance of common stock in connection with acquisitions	78,654	7	368,265	—	—	—	368,272
Issuance of common stock for services	75,000	8	262,492	—	—	—	262,500
Sale of Big Tree subsidiary			101,628	—	—	—	101,628
Amortization of deferred compensation	—	—	—	171,840	—	—	171,840
Comprehensive income:
Net income for the year	—	—	—	—	—	11,826,551	11,826,551
Unrealized gain on marketable securities held for sale	—	—	—	—	(174,212)	—	(174,212)
Unrealized gain on marketable securities held for sale-related party	—	—	—	—	(1,510,465)	—	(1,510,465)
Foreign currency translation gain	—	—	—	—	1,314,343	—	1,314,343

Balance, December 31, 2007	20,982,010	$2,098	$30,257,644	$(55,000)	$162,045	$12,456,706	$42,823,493

See notes to audited consolidated financial statements

CHINA DIRECT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2007	2006
Cash flows from operating activities:
Net income	$11,826,551	$169,322
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	480,374	3,634
Allowance for doubtful accounts	179,845	—
Stock based compensation	429,644	180,336
Realized gain on assignment of warrants	—	(42,090)
Realized gain on investment in marketable securities	(616,045)	—
Realized loss on investment in marketable securities-related party	41,885	—
Unrealized gain on investment in trading securities	—	(600,339)
Fair value of options receive by employees	234,550	—
Fair value of shares received for services	(8,607,750)	(2,394,900)
Fair value of warrants received for services	(60,587)	(1,045,313)
Fair value of warrants assigned for services	—	115,080
Fair value of investments assigned to employees and consultants for services	—	1,436,600
Fair value of shares issued for services	279,708	—
Minority interest	3,698,785	—
Changes in operating assets and liabilities:
Prepaid expenses	(8,468,238)	(143,420)
Prepaid expenses-related party	(4,150,943)	—
Inventories	1,479,059	(79,703)
Accounts receivable	(7,023,012)	(378,617)
Accounts receivable-related party	(2,283,600)	—
Other receivables	(3,015,064)	—
Accounts payable and accrued expenses	3,136,930	55,246
Accounts payable-related party	(582,766)	—
Advance from customers	3,624,605	(57,337)
Other payables	2,315,441	45,623
Deferred revenues	(874,506)	1,559,800
Deferred income tax	(132,459)	399,816
Income tax payable	(249,535)	(61,286)

Net cash used in operating activities	(8,337,128)	(837,548)

Cash flows from investing activities:
Cash acquired in acquisition/disposition	2,700,963	(1,543,761)
Increase in notes receivable	(62,013)	(942,117)
Proceeds from the sale of trading securities	—	298,903
Proceeds from the sale of marketable securities	2,094,344	—
Purchases of property, plant and equipment	(6,530,484)	(5,288)

Net cash used in investing activities	(1,797,190)	(2,192,263)

See notes to audited consolidated financial statements

CHINA DIRECT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	For the Year Ended December 31,
	2007	2006

Cash flows from financing activities:
Increase in restricted cash	(199,257)	—
Due from related parties	164,056	—
Due to related parties	3,137,233	—
Proceeds from loans payable	1,857,891	1,423,816
Repayments of loans payable	(2,409,419)	—
Proceeds from advances from related parties	—	6,100
Repayments of advances to customers	(140,893)	—
Capital contributed by officers	—	259,061
Proceeds from sale of common stock	—	4,222,393
Proceeds from exercises of warrants/options	23,971,158	30,000

Net cash provided by financing activities	26,380,769	5,941,370

EFFECT OF EXCHANGE RATE ON CASH	1,118,135	78,803

Net increase in cash	17,364,586	2,990,362

Cash, beginning of year	3,030,345	39,983

Cash, end of year	$20,394,931	$3,030,345

Supplemental disclosures of cash flow information:
Cash paid for taxes	$929,865	$65,380

Cash paid for interest	$34,751	$23,530

Non-cash investing and financing activities:
Issuance of common stock for service	$262,500	$—
Common stock issued in connection with acquisitions	$368,272	$—
Warrants granted for deferred compensation	$—	$231,419

Acquisition details:
Fair value of assets acquired	$17,881,006	$12,248,240
Liabilities assumed	$5,086,508	$8,466,447

See notes to audited consolidated financial statements

CHINA DIRECT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Business and Organization

China Direct, Inc., a Florida corporation formerly known as Evolve One, Inc., and its subsidiaries are referred to in this report as the "Company", “we”, “us”, “our”, or "China Direct". China Direct Investments, Inc., a Florida corporation and a wholly owned subsidiary of China Direct, Inc. is referred to in this report as “China Direct Investments”. CDI China, Inc., a Florida corporation and a wholly owned subsidiary of China Direct, Inc. is referred to in this report as “CDI China”.

Evolve One, Inc. (“Evolve One”), a Delaware corporation, acquired 100% of China Direct Investments on August 16, 2006 (the “Transaction”) in exchange for 10,000,000 shares of Evolve One common stock, after which the shareholders of China Direct Investments owned approximately 95% of the existing shares of Evolve One. As a result of the Transaction, China Direct Investments became a wholly owned subsidiary of Evolve One. For financial accounting purposes, the Transaction was treated as a recapitalization of Evolve One with the former stockholders of Evolve One retaining approximately 5% of the outstanding stock. The Transaction has been accounted for as a reverse acquisition under the purchase method for business combinations, and accordingly the Transaction has been treated as a recapitalization of China Direct Investments, with China Direct Investments as the acquirer. The shares issued in the Transaction are treated as being issued for cash and are shown as outstanding for all periods presented in the same manner as for a stock split. In September 2006 Evolve One changed its name to China Direct, Inc. On June 21, 2007, we filed a Certificate of Domestication with the Florida Department of State, resulting in a change of domicile from the state of Delaware to the state of Florida.

China Direct is a management and advisory services organization which owns and consults business entities operating in the People’s Republic of China (“PRC”). China Direct, our U.S. parent company, operates in two primary divisions; (i) Management Services and (ii) Advisory Services. Our Management Services division acquires controlling interests of Chinese business entities which we consolidate as either our wholly or majority owned subsidiaries. Through this ownership control, we provide management advice as well as investment capital. We refer to these subsidiaries as our portfolio companies. Our second division, Advisory Services, provides consulting services to Chinese entities seeking access to the U.S. capital markets. We currently have service contracts with various clients who conduct business within China or seek to conduct business in China. We refer to these companies as client companies.

Our primary, but not exclusive method of acquiring a portfolio company in the PRC is to create a foreign invested entity (“FIE”), also referred to herein as a joint venture (“JV”). Generally, to create a FIE, an application is made to the local PRC government to increase the “registered capital” of a Chinese domestic company. The Chinese domestic company will contribute its assets and we will contribute investment funds. A new FIE is created, with our ownership percentage represented by the value of our capital contribution as compared to the new total registered capital amount. Our investments in the PRC adhere to the rules and regulations governing foreign investment in China and we obtain all relevant and necessary governmental approvals and business licenses.

CHINA DIRECT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include China Direct, Inc. and all its subsidiaries, including those operating outside the United States of America. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.  Our year end is December 31st. The year ended December 31, 2007 is referred to as “2007”, the year ended December 31, 2006 is referred to as “2006”. Our consolidated statements include the accounts of the Company and its controlled entities, including wholly owned and majority owned subsidiaries. All significant inter-company account balances and transactions have been eliminated.

In September 2006, CDI China entered into an agreement with Shanghai Lang Chemical Co., Ltd., a Chinese limited liability company and FIE (“Lang Chemical”) and its two shareholders Jingdong Chen and Qian Zhu to form a new JV. CDI China contributed $701,250 as registered capital; representing a 51% interest in the JV and Messrs. Chen and Zhu retained a 24.5% interest, respectively, and remained as officers of the new entity which maintained the name Lang Chemical. The transaction closed in October 2006.

In October 2006, CDI China entered into an agreement with Taiyuan YiWei Magnesium Co., Ltd. and its sole shareholder Yuwei Huang to form Taiyuan Changxin Magnesium Co., Ltd. (“Chang Magnesium”) as a JV. CDI China contributed $2,550,000 as registered capital, representing a 51% interest. The transaction closed in December 2006. Taiyuan YiWei Magnesium Co., Ltd. is a Chinese limited liability company (“YiWei Magnesium”). Taiyuan Changxin YiWei Trading Co., Ltd., a Chinese limited liability company (“Chang Trading”) is a wholly owned subsidiary of our 51% owned subsidiary Chang Magnesium. In December 2006 Excel Rise Co., Ltd., a Brunei corporation (“Excel Rise”) was formed as a wholly owned subsidiary Chang Magnesium

In February 2007, CDI China and Capital One Resource entered into an agreement with shareholders of CDI Magnesium to acquire a 51% interest in exchange for 25,000 shares of China Direct common stock valued at $100,000. The fair value of the China Direct common stock was based on the value of the common stock of $4.00 per share on February 6, 2007. Our consolidated statements of operations for the year ended December 31, 2007 include the operations of CDI Magnesium for the period of February 12, 2007, the date of acquisition, through December 31, 2007.

CDI Clean Technology Group, Inc., a Florida corporation (“CDI Clean Technology”), is a wholly owned subsidiary of CDI China. CDI Clean Technology, formerly known as Jinan Alternative Energy Group Corp. was formed as a wholly owned subsidiary of CDI China in January 2007. CDI Clean Technology is the U.S. entity through which China Direct primarily acquires all of its PRC subsidiaries in the clean technology sector.

In February 2007, CDI Clean Technology and the individuals Dai Feng and Junzhi Gao entered into an agreement to form Shandong CDI Wanda New Energy Co., Ltd., a Chinese limited liability company (“CDI Wanda”). CDI Clean Technology contributed $511,458 as registered capital representing a 51% interest with Dai Feng and Junzhi Gao contributing assets and retaining a 39% and 10% interest, respectively. The transaction closed in February 2007. Our consolidated statements of operations for the year ended December 31, 2007 include the operations of CDI Wanda for the period of February 12, 2007, the date of acquisition, through December 31, 2007.

In January 2007, Big Tree Group Corp. (“Big Tree”), a Florida corporation, formed a new entity Jieyang Big Tree Toy Enterprise Co., Ltd, a Chinese limited liability company, as a wholly owned subsidiary of Big Tree (“Jieyang Big Tree”).

In February 2007, and as amended in May 2007, CDI China acquired a 60% interest in Big Tree, in exchange for 53,654 shares of our common stock valued at $268,272. The fair value of the common stock is based on the value of the common stock of $5.00 per share on January 30, 2007. As a result, CDI China acquired a 60% interest in Big Tree. In August 2007, CDI China entered into an agreement to sell its 60% interest in Big Tree to China America Holdings, Inc. a Florida corporation formerly known as Sense Holdings, Inc. (“China America”) in exchange for $400,000 cash and 20,000,000 shares of China America common stock. The transaction closed on August 31, 2007.

CHINA DIRECT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(Continued)

As a result, CDI China has no interest in Big Tree as of August 31, 2007. Currently, our wholly owned subsidiaries, China Direct Investments and CDI Shanghai Management are engaged as consultants to China America. Neither Big Tree nor Jieyang Big Tree had any operations for the period of February 12, 2007, the date of acquisition, through August 31, 2007, the date of disposition. Accordingly our consolidated statements of operations do not include the operations of Big Tree nor Jieyang Big Tree for the period of February 12, 2007, the date of acquisition, through August 31, 2007, the date of disposition.

In May 2007, Capital One Resource acquired 100% of Asia Magnesium Corporation, Ltd., a Hong Kong limited liability company (“Asia Magnesium“). Pursuant to the agreement between Capital One Resource and Asia Magnesium, Capital One Resource assumed Asia Magnesium’s obligation to enter into a joint venture agreement with Taiyuan YiWei Magnesium Industry Co., Ltd. (“YiWei Magnesium”) and Shanxi Senrun Coal Chemistry Co., Ltd. (“Senrun Coal”) to form a new entity.

In July 2007, we contributed $3,380,000 as registered capital to Golden Magnesium, representing a 52% interest. YiWei Magnesium and Senrun Coal retained a 28% and 20% interest in Golden Magnesium, respectively. In December 2007, YiWei Magnesium transferred its 28% interest of Golden Magnesium to Beauty East International, Ltd., a Hong Kong limited liability company which is owned by the individuals Tung Kong and Dong Lian Qiao. Golden Magnesium has been referred to by us in previous filings and press releases as Jinwei Magnesium. We now refer to this entity as “Golden Magnesium” to better reflect the official name on its government issued business license. Our consolidated statements of operations for the year ended December 31, 2007 include the operations of Golden Magnesium for the period of July 1, 2007, the date of acquisition, through December 31, 2007.

In September 2007, CDI China entered into an agreement with Shanxi Jinyang Coal and Coke Group Co., Ltd., a Chinese limited liability company, ("Jinyang Group") and Ms. Runlian Tian, a shareholder of Jinyang Group, to form Pan Asia Magnesium Co., Ltd. (“Pan Asia Magnesium”) as a new JV. CDI China contributed $6,750,000 to Pan Asia Magnesium as registered capital, representing a 51% interest. Jinyang Group and Ms. Tian contributed assets valued at $6,485,295 including the assets of Shanxi Jinyang Metal Chemical Co., Ltd. (“Jinyang Metal”) to obtain a 27% and 22% interest, respectively. The transaction closed in October 2007. Our consolidated statements of operations for the year ended December 31, 2007 include the operations of Pan Asia Magnesium for the period of October 1, 2007, the date of acquisition, through December 31, 2007.

In October 2007, CDI China and CDI Shanghai Management entered into an agreement with Ms. Yixin Wang, an individual, to form CDI Jingkun Zinc Industry Co., Ltd., a Chinese limited liability company (“CDI Jingkun Zinc”). CDI Shanghai Management contributed $259,772 as registered capital, representing a 95% interest and Ms. Yixin Wang contributed $13,672 for her 5% interest. Our consolidated statements of operations for the year ended December 31, 2007 include the operations of CDI Jingkun Zinc for the period of October 15, 2007, the date of acquisition, through December 31, 2007.

In November 2007, CDI China entered into an agreement with the shareholders of Xiangxi Autonomous Prefecture Jixiang Mining Industry Co., Ltd., a Chinese limited liability company, to acquire 100% of this entity for $675,676. The transaction closed in December 2007 and the entity was renamed CDI Jixiang Metal Industry Co., Ltd. (“CDI Jixiang Metal”). Our consolidated statements of operations do not include the operations of CDI Jixiang Metal for the period of December 20, 2007, the date of acquisition, through December 31, 2007 as there were no operations during that period.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and

CHINA DIRECT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(Continued)

the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates in 2007 and 2006 include the allowance for doubtful accounts of accounts receivable, stock-based compensation, and the useful life of property, plant and equipment.

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Concentration of Credit Risks

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. The Company places its cash with high credit quality financial institutions in the United States and China. As of December 31, 2007, bank deposits in the United States exceeded federally insured limits by $9,842,948. At December 31, 2007, the Company had deposits of $10,451,983 in banks in China. In China, there is no equivalent federal deposit insurance as in United States; as such these amounts held in banks in China are not insured. The Company has not experienced any losses in such bank accounts through December 31, 2007.

At December 31, 2007 and 2006, our bank deposits by geographic area were as follows:

Country	2007		2006
United States	$9,942,948	48.8%	$2,318,486	76.5%
China	10,451,983	51.2%	711,859	23.5%
Total cash and cash equivalents	$20,394,931	100%	$3,030,345	100%

In an effort to mitigate any potential risk, the Company periodically evaluates the credit quality of the financial institutions at which it holds deposits, both in the United States and China.

Dragon Capital Group Corp. (“Dragon Capital”) is a related party. Mr. Lisheng (Lawrence) Wang, the CEO and Chairman of the Board of Dragon Capital, is the brother of Dr. James Wang, CEO and Chairman of China Direct. These securities were issued by Dragon Capital as compensation for services within our Consulting segment. Dragon Capital is a non reporting company whose securities are quoted on the Pink Sheets, as such, under Federal securities laws, securities ofDragon Capital cannot be readily resold by us generally, absent a registration of those securities under the Securities Act of 1933. Dragon Capital does not intend to register the securities. Accordingly, while under generally accepted accounting principles we are required to reflect the fair value of these securities on our consolidated balance sheet, they are not readily convertible into cash and we may never realize the carrying value of these securities.

Client company marketable securities held for sale at December 31, 2007 consist of the following;

Client Company	2007
China America Holdings, Inc.	$1,828,481	23%
China Logistics Group, Inc.	4,042,500	52%
Dragon International Group Corp.	1,171,844	15%
Other	777,675	10%
Total Marketable securities held for sale	$7,820,500

The Company categorizes securities as investment in marketable securities held for sale and investment in marketable securities held for sale-related party. The securities of one client, Dragon Capital Group Corp., accounted for all investment in marketable securities held for sale–related party at December 31, 2007 of $1,315,488.

CHINA DIRECT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(Continued)

At December 31, 2007 our consolidated balance sheet includes accounts receivable–related party of $2,283,600. Accounts receivable-related party represents $821,285 due from Taiyuan YiWei Magnesium Industry Co., Ltd., a related party, and $466,032 due from Shangxi NiChiMen YiWei Magnesium Co., Ltd., a related party, associated with Chang Magnesium for payment which has not yet been collected, and $996,283 due from Taiyuan YiWei Magnesium Industry Co., Ltd., a related party, associated with Golden Magnesium for payment which has not yet been collected.

Yuwei Huang, CEO and Chairman Chang Magnesium, Chairman of Baotou Changxin Magnesium, and Vice Chairman and CEO of Golden Magnesium, is the chairman of Taiyuan YiWei Magnesium Industry Co., Ltd. Taiyuan YiWei Magnesium Industry Co., Ltd. is a Chinese limited liability company (“YiWei Magnesium”). YiWei Magnesium holds a 54% interest in Shangxi NiChiMen YiWei Magnesium Industry Co., Ltd., a Chinese limited liability company (“NiChiMen YiWei Magnesium”).

Accounts receivable

Accounts receivable are reported at net realizable value. The Company has established an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, historical trends, age of the receivable and other information. Delinquent accounts are written off when it is determined that the amounts are uncollectible. At December 31, 2007 and 2006, allowances for doubtful accounts were $290,456 and $110,611, respectively.

Inventories

Inventories, consisting of raw materials and finished goods related to the Company’s products are stated at the lower of cost or market utilizing the weighted average method.

Accounts payable-related parties

At December 31, 2007 our consolidated balance sheet includes accounts payable–related party of $964,114. This amount is comprised of $604,596 and $359,518 owed by our subsidiaries, Chang Magnesium and Golden Magnesium, respectively, to YiWei Magnesium for the purchase of inventory.

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, investments in marketable securities held for sale, investment in marketable securities held for sale-related party, accounts payable and accrued expenses, income tax payable and due to related parties approximates their fair value due to their short term maturities. The carrying value of marketable securities held for sale and marketable securities held for sale-related party is reflected at their fair value based on the price of the security as quoted on national or inter-dealer stock exchanges.

Marketable Securities

Through our Advisory Services division, the Company receives securities which include common stock and common stock purchase warrants from client companies as compensation for consulting services. The Company classifies these securities as investments in marketable securities held for sale or investment in marketable securities held for sale-related party. These securities are stated at their fair value in accordance with SFAS #115 "Accounting for Certain Investments in Debt and Equity Securities", and EITF 00-8 "Accounting by a Grantee for an Equity Instrument to be Received in Conjunction with Providing Goods or Services". All of the securities are received from client companies whose common stock is listed either on the over the counter bulletin board or pinks sheets. The common stock and the shares underlying common stock purchase warrants received as compensation are typically restricted as to resale. Our policy is to sell securities received as compensation when permitted rather than hold on to these securities as long term investments, regardless of market conditions in an effort to satisfy our current obligations. As these securities are often restricted, we are unable to liquidate these securities until the restriction is

CHINA DIRECT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(Continued)

removed. The Company recognizes revenue for such common stock based on the fair value at the time common stock is granted and for common stock purchase warrants based on the Black-Scholes valuation model. Unrealized gains or losses on marketable securities held for sale and on marketable securities held for sale-related party are recognized as an element of comprehensive income in our consolidated statements of operations on a monthly basis based on changes in the fair value of the security as quoted on national or inter-dealer stock exchanges. Once liquidated, realized gains or losses on the sale of marketable securities held for sale and marketable securities held for sale-related party are reflected in our net income for the period in which the security was liquidated.

The unrealized gains or (losses) on marketable securities held for sale, net of the effect of taxes, for the years ended December 31, 2007 and 2006 were $(174,212) and $0, respectively. The unrealized gains or (losses) on marketable securities held for sale-related party, net of the effect of taxes, for the years ended December 31, 2007 and 2006 were $(1,510,465) and $349,636. respectively.

Net unrealized gains related to investments in trading securities for the years ended December 31, 2007 and 2006 are $0 and $600,339, respectively. Net realized gains related to investments in marketable securities for the years ended December 31, 2007 and 2006 were $616,045 and $81,170, respectively. Net realized gains (losses) on the sale of marketable securities-related party for the years ended December 31, 2007 and 2006 were $(41,885) and $85,774 respectively.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of (i) prepayments to vendors for merchandise that had not yet been shipped, (ii) the fair value of securities received from client companies associated with our Consulting segment which were assigned to our executive officers, and (iii) value added tax refunds available from the Chinese government. At December 31, 2007 our consolidated balance sheet includes prepaid expenses and other current assets of $12,396,269.

At December 31, 2007 our consolidated balance sheet includes prepaid expenses–related party of $4,150,943. Lang Chemical within our Basic Materials segment advanced $963,280 to NanTong LangYuan Chemical Co., Ltd. (“Nantong Chemical”) for the future delivery of inventory. NanTong Chemical is a company owned by Jingdong Chen and Qian Zhu, the two minority shareholders of Lang Chemical. Within our Magnesium segment, Chang Magnesium advanced $1,805,351 to YiWei Magnesium for inventory which has not yet been received, and Golden Magnesium advanced $1,382,312 to YiWei Magnesium for the future delivery of inventory.

Yuwei Huang, CEO and Chairman of Chang Magnesium, Chairman of Baotou Changxin Magnesium, and Vice Chairman and CEO of Golden Magnesium, is the chairman of YiWei Magnesium.

Non-current prepaid expenses represent the fair value of securities of client companies which were assigned to executive officers for services to be rendered over the term of the respective consulting agreement which will be amortized beyond the twelve month period. Accordingly we reflect a non-current prepaid expense of $294,986 and $321,548 on our consolidated balance sheet at December 31, 2007 and 2006, respectively.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost and depreciated on a straight line basis over their estimated useful lives of three to forty years. Maintenance and repairs are charged to expense as incurred. Significant renewals and improvements are capitalized.

Advances from customers

Advances from customers represent prepayments to the Company for merchandise that had not yet been shipped to customers. The Company will recognize these advances as revenues as customers take delivery of the goods, in compliance with our revenue recognition policy. At December 31, 2007 and 2006, our consolidated balance sheets reflect advances from customers of $6,277,767 and $916,764, respectively.

CHINA DIRECT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(Continued)

Comprehensive income

The Company follows Statement of Financial Accounting Standards No. 130 (SFAS 130) "Reporting Comprehensive Income" to recognize the elements of comprehensive income. Comprehensive income is comprised of net income and all changes to the statements of stockholders' equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive income for the year ended December 31, 2007 and 2006 included net income, foreign currency translation adjustments, unrealized gains or losses on marketable securities held for sale, net of income taxes, and unrealized gains or losses on marketable securities held for sale-related party, net of income taxes.

Shipping Costs

Shipping costs are included in selling and general and administrative expenses and totaled $701,290 and $199,705 for the year ended December 31, 2007 and 2006, respectively.

Foreign currency translation

Transactions and balances originally denominated in U.S. dollars are presented at their original amounts. Transactions and balances in other currencies are converted into U.S. dollars in accordance with Statement of Financial Accounting Standards (SFAS) No. 52, "Foreign Currency Translation", and are included in determining net income or loss.

Our reporting currency is the U.S. dollar. The functional currency of the Company's Chinese subsidiaries is the Chinese dollar or Renminbi (“RMB”). For foreign operations with the local currency as the functional currency, assets and liabilities are translated from the local currencies into U.S. dollars at the exchange rate prevailing at the balance sheet date and weighted average rates of exchange for the period for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations. The cumulative translation adjustment and effect of exchange rate changes on cash at December 31, 2007 was $1,118,135. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining accumulated comprehensive loss. As of December 31, 2007, the exchange rate for the local currency, the Chinese dollar or RMB was $1 for 7.3141 RMB.

Impairment of long-lived assets

In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company periodically reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset's estimated fair value and its book value. The Company did not record any impairment charges during the years ended December 31, 2007 or 2006.

Minority interest

Under generally accepted accounting principles when losses applicable to the minority interest in a subsidiary exceed the minority interest in the equity capital of the subsidiary, the excess is not charged to the majority interest since there is no obligation of the minority interest to make good on such losses. The Company, therefore, has absorbed all losses applicable to a minority interest where applicable. If future earnings do materialize, the Company shall be credited to the extent of such losses previously absorbed.

CHINA DIRECT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(Continued)

Income Taxes

We accounted for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”. SFAS No. 109 requires the recognition of deferred tax assets and liabilities to reflect the future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between the financial reporting basis and tax bases of the Company's assets and liabilities result in a deferred tax asset, SFAS No. 109 requires an evaluation of the probability of our being able to realize the future benefits indicated by such assets. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some or the entire deferred tax asset will not be realized.

Basic and Diluted Earnings per Share

Basic earnings per share are calculated by dividing net income by the weighted average number of common stock outstanding during each period. Diluted earnings per share are computed using the weighted average number of common and dilutive common share equivalents outstanding during the period. Dilutive common share equivalents consist of shares issuable upon the exercise of stock options and warrants. At December 31, 2007, there were options to purchase 6,940,620 shares of common stock and there were warrants to purchase 2,648,312 shares of common stock, which could potentially dilute future earnings per share.

The following table sets forth the computation of basic and diluted earnings per share for 2007 and 2006:

	2007	2006
Numerator:
Net income	$11,826,551	$169,322
Denominator:
Weighted average shares outstanding - basic	15,841,560	10,572,745
Effect of dilutive warrants and employee stock options	1,764,104	3,276,811
Weighted average shares outstanding – diluted	17,605,664	13,849,556

Basic earnings per share	$0.75	$0.02
Diluted earnings per share	$0.67	$0.01

Revenue Recognition

The Company follows the guidance of the Securities and Exchange Commission’s Staff Accounting Bulletin 104 for revenue recognition. In general, we record revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured.

Deferred revenues represent the fair value of securities received which will be amortized over the term of the respective consulting agreement. Our consolidated balance sheet at December 31, 2007 reflects deferred revenues of $685,294, which will be recognized during the next twelve months. Deferred revenues reflect receipt of securities valued at $372,053 associated with Sunwin International Neutraceuticals, Inc. and securities valued at $311,600 associated with Dragon International Group Corp. and $1,641 in fees associated with another consulting agreement.

Stock Based Compensation

The Company accounts for stock options issued to employees in accordance with SFAS 123R, “Share-Based Payment, an Amendment of FASB Statement No. 123” (“SFAS 123R”). SFAS 123R requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity based compensation issued to employees. The Company adopted FAS No. 123R in the second quarter of fiscal year 2006.

CHINA DIRECT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(Continued)

Recent Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS 157, "Fair Value Measurements". This Statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure related to the use of fair value measures in financial statements. The Statement is to be effective for financial statements issued for fiscal years beginning after November 15, 2007; however, earlier application is encouraged. The Company is currently evaluating the timing of adoption and the impact that adoption might have on its financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FAS 115". SFAS 159 allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the potential impact of SFAS 159 on our financial statements.

In December 2007, the FASB issued SFAS 141 (revised 2007), "Business Combinations". SFAS 141R is a revision to SFAS 141 and includes substantial changes to the acquisition method used to account for business combinations (formerly the "purchase accounting" method), including broadening the definition of a business, as well as revisions to accounting methods for contingent consideration and other contingencies related to the acquired business, accounting for transaction costs, and accounting for adjustments to provisional amounts recorded in connection with acquisitions. SFAS 141R retains the fundamental requirement of SFAS 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R is effective for periods beginning on or after December 15, 2008, and will apply to all business combinations occurring after the effective date. The Company is currently evaluating the requirements of SFAS 141R.

In December 2007, the FASB issued SFAS 160, "Non-controlling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51, Consolidated Financial Statements" (“ARB 51”). This Statement amends ARB 51 to establish new standards that will govern the (1) accounting for and reporting of non-controlling interests in partially owned consolidated subsidiaries and (2) the loss of control of subsidiaries. Non-controlling interest will be reported as part of equity in the consolidated financial statements. Losses will be allocated to the non-controlling interest, and, if control is maintained, changes in ownership interests will be treated as equity transactions. Upon a loss of control, any gain or loss on the interest sold will be recognized in earnings. SFAS 160 is effective for periods beginning after December 15, 2008. The Company is currently evaluating the requirements of SFAS 160.

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities”. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We are currently evaluating the impact of adopting SFAS 161 on our consolidated financial statements.

CHINA DIRECT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

NOTE 3 – NOTES RECEIVABLE

At December 31, 2007 and 2006, notes receivable consisted of the following:

Description	2007	2006

Notes receivable from Shanghai Xinshijie Petrochemical Industrial Co., Ltd A non-related third party, Due on demand. Non-interest bearing.	$27,344	$—
Notes receivable from Shanghai Weigang Fine Chemical Industrial Co., Ltd., an unrelated third party, Due on demand. Non-interest bearing.	15,444
Notes receivable from Shanghai GaoDong Chemical Industrial Co., Ltd., an unrelated third party, Due on demand. Non-interest bearing	6,836
Notes receivable from Shanghai Wujin Chemical Co., Ltd., an unrelated third party, Due on demand. Non-interest bearing.		942,117
Notes receivable from Shanghai Xulian Industrial Co., Ltd., an unrelated third party, Due on demand. Non-interest bearing.	4,102
Notes receivable from Mudanjiang Northeast Chemical Co., Ltd., an unrelated third party, Due on demand. Non-interest bearing.	273,444
Notes receivable from Xiamen International Trading Co., Ltd., an unrelated third party, Due on demand. Non-interest bearing.	683,611

Total	1,010,781
Less: Current Portion	(1,010,781)	(942,117)

Notes Receivable, long-term	$—	$—

NOTE 4 - INVENTORIES

At December 31, 2007 and 2006, inventories consisted of the following:

	2007	2006
Raw materials	$4,217,788	$241,166
Finished goods	1,076,198	5,253,126
	$5,293,986	$5,494,292

NOTE 5 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

At December 31, 2007 and 2006, prepaid expenses and other current assets consist of the following:

	2007	2006

Prepayments to vendors for merchandise that had not yet been shipped	$11,557,231	$168,367
Fair value of client securities received payment for service which were assigned to executive officers	638,961	779,088
VAT Tax refund available from Chinese government	143,784	645,699
Securities deposits	351,279	640
Total	12,691,255	1,593,794
Less: Current Portion	12,396,269	1,272,246
Prepaid expenses and other assets, non-current	$294,986	$321,548

CHINA DIRECT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

NOTE 6 – OTHER RECEIVABLES

At December 31, 2007 other receivables consisted of the following:

2007

Advances to suppliers	$2,317,173
Tax refund	653,995
Deposits for equipment purchases	47,579
Other	24,446
$3,043,193

NOTE 7 - PROPERTY, PLANT AND EQUIPMENT

At December 31, 2007 and 2006, property, plant and equipment consisted of the following:

	Useful Life	2007	2006

Building	10-40 years	$4,904,304	$1,623,570
Manufacturing equipment	10 years	7,765,130	1,107,136
Office equipment and furniture	3-5 years	380,846	85,960
Autos and trucks	5 years	468,761	34,229
Construction in progress	N/A	5,069,284	—

Total		18,588,325	2,850,895

Less: Accumulated Depreciation		(577,801)	(97,427)
		$18,010,524	$2,753,468

For the years ended December 31, 2007 and 2006, depreciation expense totaled $480,374 and $3,634, respectively.

NOTE 8 – MINING RIGHTS

In connection with the acquisition of CDI Jixiang Metal, the Company acquired mining rights valued at $457,226. The Company will begin amortizing the mining rights when we begin production from the related property.

NOTE 9 – PROPERTY USE RIGHTS

In connection with the acquisition of CDI Magnesium, we acquired property use rights valued at $96,078, granting the Company rights to use certain properties located in China until February 12, 2010. We will begin amortizing the property use rights when the magnesium refinery commences operations.

NOTE 10 – OTHER PAYABLES

At December 31, 2007 and 2006, other payables consisted of the following:

	2007	2006
Refund on advances on purchases	$1,698,765	$—
VAT taxes payable	2,397,843	29,306
Other	1,108	16,317
	$4,097,716	$45,623

CHINA DIRECT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

NOTE 11 – ACQUISITIONS AND DISPOSITIONS

Acquisition of a 51% interest in Lang Chemical

On October 25, 2006, the Company acquired a 51% interest in Shanghai Lang Chemical Co., Ltd. (“Lang Chemical”). We acquired the 51% equity ownership of Lang Chemical in exchange for an initial capital infusion of $375,000 and a follow-up capital infusion of $326,250 to be made on or before June 30, 2007. The Company’s two shareholders, Messrs. Chen and Zhu, each retained a 24.5% equity interest in Lang Chemical, and remained as officers. The purchase price was determined based on arm’s length negotiations and no finder’s fees or commissions were paid in connection with the acquisition. The Company accounted for this transaction using the purchase method of accounting in accordance with SFAS 141. Our 2006 consolidated statements of operations include the operations of Lang Chemical for the period of October 25, 2006, the date of acquisition, through December 31, 2006.

The estimated purchase price and the preliminary adjustments to historical book value of Lang Chemical as a result of the acquisition are as follows:

Purchase price	$701,250

Net Assets Acquired:
Total Assets:
Cash	$276,785
Accounts receivable	772,019
Prepaid expenses and other assets	804,675
Property and equipment, net	518,812
Other assets	447,713
2,820,004

Total Liabilities:
Accounts payable	603,253
Accrued expenses and other current liabilities	1,382,542
Loans receivable	135,041
2,120,836

Net assets acquired	699,168
Capital infusion	701,250

Total net assets	1,400,418
% acquired	51%

Net assets acquired	714,213
Negative goodwill allocated to property and equipment	$(12,963)

CHINA DIRECT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

NOTE 11 – ACQUISITIONS AND DISPOSITIONS

(Continued)

Acquisition of a 51% interest in Chang Magnesium

On December 22, 2006, the Company acquired a 51% interest in Taiyuan Changxin Magnesium Co., Ltd., (“Chang Magnesium”). We contributed $2,550,000 as registered capital, representing its 51% interest. The transaction closed in December, 2006.  We have consolidated substantially all of the operations of Chang Magnesium, all of which are located in Taiyuan, China.  The Company accounted for this acquisition using the purchase method of accounting in accordance with SFAS No. 141.  The acquisition of Chang Magnesium, a Chinese limited liability company, closed December 22, 2006.  China Direct obtained a 51% interest in Chang Magnesium for $2,550,000, which was delivered as an initial capital infusion of $1,000,000 and subsequent infusions of $800,000 and $750,000 made by September 30, 2007 and December 31, 2007, respectively).  The purchase price was determined based on arm's length negotiations and no finder's fees or commissions were paid in connection with the acquisition.

The estimated purchase price and the preliminary adjustments to historical book value of Chang Magnesium as a result of the acquisition are as follows:

Purchase price	$2,550,000

Net Assets Acquired:
Total Assets:
Accounts receivable	$1,539,326
Inventory	5,253,126
Prepaid expenses and other assets	645,699
Property and equipment, net	2,264,168
9,702,319

Total liabilities:
Accounts payable	5,372,206
Accrued expenses and other current liabilities	1,041,049
Income taxes payable	367,902
6,781,157

Chang net assets acquired	2,921,162
Capital infusion	2,550,000
Total net assets acquired	$5,471,162
% acquired	51%

Net assets acquired	2,790,293

Negative goodwill allocated to property and equipment	$(240,293)

CHINA DIRECT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

NOTE 11 – ACQUISITIONS AND DISPOSITIONS

(Continued)

Acquisition of a 51% interest in CDI Magnesium

On February 12, 2007, the Company acquired a 51% interest in CDI Magnesium. The Company issued 25,000 shares of common stock, based on the fair value of $4.00 per share on February 6, 2007, representing $100,000, equivalent to a 51% interest of the shareholders’ equity of CDI Magnesium of $196,078 as of February 12, 2007. The purchase price was determined based on arm's length negotiations and no finder's fees or commissions were paid in connection with the acquisition. The Company accounted for this acquisition using the purchase method of accounting in accordance with SFAS 141. Our consolidated statements of operations for the year ended December 31, 2007 included the operations of CDI Magnesium for the period of February 12, 2007, the date of acquisition, through December 31, 2007.

The estimated purchase price and the preliminary adjustments to historical book value of CDI Magnesium as a result of the acquisition are as follows:

Purchase price	$100,000
Net Assets Acquired:
Total Assets
Property use rights	$96,078
Property and equipment, net	100,000
196,078
Total net assets	196,078
% acquired	51%
Net Assets Acquired:	100,000
Purchase price exceeds net assets acquired	$—

Acquisition of a 51% interest in CDI Wanda

On February 12, 2007, our subsidiary, CDI Clean Technology, acquired a 51% interest in CDI Wanda for $511,458. CD Wanda’s previous shareholders, Dai Feng and Junzhi Gao contributed assets and retained a 39% and 10% interest, respectively and remained as officers. The purchase price was determined based on arm's length negotiations and no finder's fees or commissions were paid in connection with the acquisition. Our consolidated statements of operations include the operations of CDI Wanda for the period of February 12, 2007, the date of acquisition, through December 31, 2007.

CHINA DIRECT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

NOTE 11 – ACQUISITIONS AND DISPOSITIONS

(Continued)

The estimated purchase price and the preliminary adjustments to historical book value of CDI Wanda as a result of the acquisition are as follows:

Purchase price	$511,458
Net Assets Acquired:
Total Assets:
Cash	$54,448
Accounts Receivable	3,028
Prepaid expenses and other receivable	1,062,998
Inventory	663,897
Property and equipment, net	619,540
2,403,911
Total Liabilities:
Accounts Payable	14,265
Loans payable-short term	64,429
Advance from customer	1,653,964
Other Payable	179,852
1,912,510
Net assets	491,401
Capital infusion	511,458
Total net assets	1,002,859
% acquired	51%
Net Assets Acquired:	511,458

Net assets acquired exceed purchase price	$—

Acquisition and disposition of a 60% interest in Big Tree

On February 12, 2007, the Company issued 53,654 shares of common stock valued at $268,272, based on the fair value of $5.00 per share on January 30, 2007, to acquire a 60% interest in Big Tree. On August 31, 2007, we sold our 60% interest in Big Tree to China America Holdings, Inc. a Florida corporation formerly known as Sense Holdings, Inc. (“China America”) in exchange for $400,000 cash and 20,000,000 shares of China America common stock. The transaction closed on August 31, 2007. As a result CDI China has no interest in Big Tree as of August 31, 2007. The purchase price as well as the sale price was determined based on arm's length negotiations and no finder's fees or commissions were paid in connection with either the purchase or the sale. The Company accounted for both the purchase and the sale using the purchase method of accounting in accordance with SFAS 141. Big Tree was not operational from the period of February 12, 2007, the date of acquisition, through August 31, 2007, the date of disposition.

CHINA DIRECT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

NOTE 11 – ACQUISITIONS AND DISPOSITIONS

(Continued)

The estimated purchase price and the preliminary adjustments to historical book value of Big Tree as a result of the acquisition are as follows:

Purchase price	$268,272
Net Assets Acquired:
Total Assets
Cash	$1,329
Prepaid expenses	3,464
Property and equipment, net	3,100
Due from related parties	438,421
446,314
Total Liabilities	—
Other comprehensive income	806
Net assets	447,120
% acquired	60%
Net Assets Acquired:	268,272
Purchase price exceeds net assets acquired	$—

The selling price, net of direct expenses (selling price at $420,000, net of direct expenses at $50,100) and the preliminary adjustments to historical book value of Big Tree as a result of the disposition are as follows:

Disposition of a 60% interest in Big Tree

Selling price, net of direct expenses	$369,900
Net Assets Disposed:
Total Assets
Cash	$11,500
Prepaid expenses	4,129
Due from related parties	438,421
454,050
Total Liabilities	—
Other comprehensive income	(6,930)
Total net assets of Big Tree	447,120
% acquired	60%
Net Assets Disposed :	268,272
Selling price exceed net assets disposed	$101,628

The selling price exceeded net assets disposed and were accounted as additional paid in capital of $101,628.

CHINA DIRECT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

NOTE 11 – ACQUISITIONS AND DISPOSITIONS

(Continued)

Acquisition of a 52% interest in Golden Magnesium

On July 1, 2007, our subsidiary, CDI China and its wholly owned subsidiary Asia Magnesium agreed to acquire a 52% interest in Golden Magnesium for $3,380,000. The purchase price was determined based on arm's length negotiations and no finder's fees or commissions were paid in connection with the acquisition. The Company accounted for this acquisition using the purchase method of accounting in accordance with SFAS No. 141. Our consolidated statements of operations for the year ended December 31, 2007 include the operations of Golden Magnesium for the period of July 1, 2007, the date of acquisition, through December 31, 2007.

The estimated purchase price and the preliminary adjustments to historical book value of Golden Magnesium as a result of the acquisition are as follows:

Purchase price	$3,380,000
Net Assets Acquired :
Total Assets:
Cash	$2,185,465
Other receivable	3,535
Prepaid expenses and other receivables	1,194,279
Inventory	176,380
Property and equipment, net	227,746
3,787,405
Total Liabilities:
Accounts payable	77,226
Other payable	590,179
667,405
Net assets	3,120,000
Capital infusion	3,380,000
Total net assets	6,500,000
% acquired	52%
Net Assets Acquired:	3,380,000

Net assets acquired exceed purchase price	$—

Acquisition of a 51% interest in Pan Asia Magnesium

In September 2007, our subsidiary, CDI China, entered into an agreement with Shanxi Jinyang Coal and Coke Group Co., Ltd., a Chinese limited liability company ("Jinyang Group"), and Ms. Runlian Tian, a shareholder of Jinyang Group, to form Pan Asia Magnesium as a new joint venture. CDI China contributed $6,750,000, representing our 51% interest in the joint venture. Jinyang Group and Ms. Tian contributed assets valued at $6,485,295 including the assets of Jinyang Metal. The transaction closed in October 2007. The Company accounted for this transaction using the purchase method of accounting in accordance with SFAS 141. Our consolidated statements of operations for the year ended December 31, 2007 include the operations of Pan Asia Magnesium for the period of September 30, 2007, the date of acquisition, through December 31, 2007.

CHINA DIRECT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

NOTE 11 – ACQUISITIONS AND DISPOSITIONS

(Continued)

The purchase price and the preliminary adjustments to historical book value of Jinyang Metal as a result of the acquisition are as follows:

Purchase price	$6,750,000

Net Assets Acquired:
Total Assets	$7,736,192
Minus: Liabilities	(5,076,002)

Total Net Assets	2,660,190
Capital Infusion-by Jinyang Group/Runlian Tian	3,825,105
Capital Infusion – CDI China	6,750,000
Total Net Assets	13,235,295
% acquired	51%
Net Assets Acquired:	6,750,000

Excess of purchase price over net assets acquired	$—

Acquisition of CDI Jixiang Metal

In November 2007, our subsidiary, CDI China, entered into an agreement with the shareholders of Xiangxi Autonomous Prefecture Jixiang Mining Industry Co., Ltd., a Chinese limited liability company, to acquire that entity for $675,676. The transaction closed in December 2007 and the entity was renamed CDI Jixiang Metal. The Company accounted for this transaction using the purchase method of accounting in accordance with SFAS 141. Our consolidated statements of operations for the year ended December 31, 2007 include the operations of CDI Jixiang Metal from the date of acquisition through December 31, 2007

Purchase price	$675,676

Net Assets Acquired:
Total Assets	$941,309
Minus: Liabilities	(265,633)

Total Net Assets	675,676
Net Assets Acquired:	675,676

Excess of purchase price over net assets acquired	$—

CHINA DIRECT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

NOTE 12 – PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

The following pro forma combined financial information presented below, gives effect to the acquisitions, in 2007, of Golden Magnesium, Asia Magnesium Pan American Magnesium, CDI Jixiang Meal and CDI Jingkun Zinc and in 2006, Lang Chemical, Chang Magnesium and CDI Wanda. All acquisitions were accounted for under the purchase method of accounting prescribed by SFAS 141. The below presentation is prepared as if the acquisition had occurred as of the beginning of the year of acquisition.

For the Year Ended December 31, 2007 (unaudited)

(in thousands, except per share data)

		China Direct Investments	Lang Chemical	Chang Magnesium	CDI Wanda	Golden Magnesium	Asia Magnesium	Pan Asia Magnesium	CDI Magnesium	CDI Jixiang Metal	CDI Jingkun Zinc	Proforma Adjust- ments	Total

Sales		$11,333	$55,309	$94,238	$6,748	$3,058	$-	$11,206	$67	$82	$-	$(451)	$181,590
Cost of Goods		1,772	54,045	87,820	6,160	2,955	-	10,057	67	203	-	$(451)	162,628
Gross Profit		9,561	1,264	6,418	588	103	-	1,149	-	(121)	-	-	18,962
Operating Expenses		2,302	705	940	469	73	-	462	-	81	29	-	5,061
Operating Income (Loss)		7,259	559	5,478	119	30	-	687	-	(202)	(29)	-	13,901
Other Income (expenses)		841	131	447	210	(20)	-	364	-	(42)	62	-	1,993
Income tax refund (expenses	)	(252)	(205)	-	(270)	-	-	-	-	-	-	-	(727)
Minority Interest		-	(190)	(2,903)	(29)	(5)		(515)					(3,642)
Net Income (Loss)		7,848	295	3,022	30	5	-	536	-	(244)	33	-	11,525
Basic earnings per share		$0.50											$0.73
Diluted earnings per share		$0.45											$0.65
Basic weighted average common shares		15,841,560											15,841,560
Diluted weighted average common shares		17,605,664											17,605,664

CHINA DIRECT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

NOTE 12 – PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

(Continued)

For the Year Ended December 31, 2006 (unaudited)

(in thousands, except per share data)

	China Direct Investments	Lang Chemical	Chang Magnesium	CDI Wanda	Pan Asia Magnesium	Proforma Adjustments	Total
Sales	$2,144	$37,126	$27,662	$217	$7,332	—	$74,481
Cost of Goods	776	36,713	27,581	179	7,210	—	72,459
Gross Profit	1,368	413	81	38	122	—	2,022
Operating Expenses	1,711	532	316	97	469	—	3,125
Operating Income (Loss)	(343)	(119)	(235)	(59)	(347)	—	(1,103)
Other Income (Loss)	784	16	117	36	(248)	—	705
Income tax refund (Expenses)	(175)	(6)	71	—	—	—	(110)
Net Income (Loss)	266	(109)	(47)	(23)	(595)	—	(508)
Basic earnings per share	$0.03						$(0.05)
Diluted earnings per share	$0.02						$(0.05)
Basic weighted average common shares	10,572,745						10,572,745
Diluted weighted average common shares	13,849,556						13,849,556

CHINA DIRECT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

NOTE 13 – LOANS PAYABLE

Loans payable at December 31, 2007 and 2006 consisted of the following:

	2007	2006

Loan due to NanTong LangYuan Chemical Co., Ltd., a related party, due on demand. Non interest bearing.	$410,167	$—
This full amount was satisfied in January 2008
Loan due to Agriculture Bank of China Shanghai Branch, dated April 4, 2005, due in quarterly installments through January 4, 2008. 6.12% annual interest rate.	—	170,946
Secured by Lang Chemical’s property
Note to Hua Xia Bank. Due April 30, 2007. Non interest bearing.	—	191,877
Secured by Lang Chemical’s restricted cash
Note to Hua Xia Bank. Due on February 28, 2007. Non interest bearing.	—	255,836
Secured by Lang Chemical’s restricted cash
Loan due to Zhejiang JuNeng Import and Export Co., Ltd., an unrelated party. Due on demand. Non interest bearing.	273,444	—
Secured by Lang Chemical’s restricted cash. This full amount was satisfied in January 2008
Loan due to JiangSu Suopu Group Shanghai Branch, an unrelated party. Due on demand. Non interest bearing.	136,722	—
Secured by Lang Chemical’s restricted cash
Loan due to Shanghai WuJin Chemical Co., Ltd., an unrelated party. Due on demand. Non interest bearing.	181,841	940,198
Secured by Lang Chemical’s restricted cash
Loan due to China Commercial Bank, dated July 3, 2007, due in quarterly installments through July 3, 2012. 8.13% annual interest rate.	216,932	—
Secured by Lang Chemical’s property
Loan due to JiNan Commercial Bank on October 15, 2008. 9.72% annual interest rate.	68,360	—
Guaranteed by JiNan WuFa Boiler Co., Ltd., an unrelated party.
Loan due to Rural Credit Union. Due on demand. 12.583% annual interest rate.	546,889	—
Loan due to Shanxi Xinglong Foundry Co., Ltd., an unrelated party. Due on demand. Non interest bearing.	410,167	—
Loan due to Taiyuan YanKang Industrial Co., Ltd., an unrelated party. Due on demand. Non interest bearing.	410,167	—
Loan due to Xu, XianJun, an unrelated party. Due on demand. Non interest bearing.	492,200	—

Total	3,146,889	1,558,857
Less: Current Portion	(2,980,316)	(1,536,064)

Loans payable, long-term	$166,573	$22,793

CHINA DIRECT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

NOTE 13 – LOANS PAYABLE

(Continued)

Future minimum loan payments required under the loan agreements as discussed herein are as follows:

Period	Total

Period Ended December 31, 2008	$2,980,317
Period Ended December 31, 2009	47,592
Period Ended December 31, 2010	47,592
Period Ended December 31, 2011	47,592
Period Ended December 31, 2012	23,796
Thereafter	—
$3,146,889

NOTE 14 – RELATED PARTY TRANSACTIONS

Prior to August 2006, the Company subleased 1,171 square feet of office space from Dr. Wang, our CEO and Chairman and Mr. Siegel, our President. The Company paid approximately $17,000 in lease expense in 2006 under this agreement.

At December 31, 2007 our consolidated balance sheet includes accounts receivable–related party of $2,283,600. This balance is comprised of:

-

$821,285 due Chang Magnesium from Taiyuan YiWei Magnesium Industry Co., Ltd. ("YiWei Magnesium"), a related party, for product provided.

-

$466,032 due Chang Magnesium from NiChiMen YiWei Magnesium for product provided; and

-

$996,283 due Golden Magnesium from YiWei Magnesium for product provided.

At December 31, 2007, we reported prepaid expenses-related party of $4,150,943. This balance is comprised of:

-

$963,280 prepaid by Lang Chemical to NanTong Chemical for future delivery of chemical inventory.

-

$1,805,351 prepaid by Chang Magnesium to YiWei Magnesium for future delivery of inventory; and

-

$1,382,312 prepaid by Golden Magnesium to YiWei Magnesium for future delivery of inventory.

At December 31, 2007 our consolidated balance sheet includes due from related parties of $1,287,877. During 2007, Pan Asia Magnesium advanced Jinyang Group, a related party, $1,287,877 for working capital purposes. Jinyang Group owns the minority interest in Pan Asia Magnesium.

At December 31, 2007 our consolidated balance sheet includes short-term loan payable–related party of $410,167. During 2007, Lang Chemical loaned Nantong Chemical $410,167 for working capital purposes.

At December 31, 2007 our consolidated balance sheet includes accounts payable–related party of $964,114. The balance is comprised of:

-

$604,596 due from Chang Magnesium to YiWei Magnesium, the minority interest holder in Chang Magnesium and Golden Magnesium, and

-

$359,518 due from Golden Magnesium to YiWei Magnesium.

CHINA DIRECT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

NOTE 14 – RELATED PARTY TRANSACTIONS

(Continued)

At December 31, 2007, our financial statements reflect a due to related parties balance of $3,137,233. This amount is comprised of:

-

$1,993,410 advanced by Chang Magnesium, to Japan Material for working capital purposes. Japan Material is a shareholder of YiWei Magnesium, a minority interest holder in Chang Magnesium and Golden Magnesium;

-

$652,921 advanced by Chang Magnesium and Golden Magnesium to YiWei Magnesium for working capital purposes;

-

$287,662 advanced by Pan Asia Magnesium to Ms. Runlian Tian and Mr. Hiubiao Zhao for working capital purposes. Ms. Tian is a director of Pan Asia Magnesium and Mr. Zhao is the brother of an officer of Pan Asia Magnesium; and

-

$203,240 advanced by CDI Wanda to Mr. Dai Feng, an officer of CDI Wanda.

NanTong Chemical is a Chinese limited liability company owned by Jingdong Chen and Qian Zhu, the two minority shareholders of Lang Chemical.

Yuwei Huang, CEO, Chairman of Chang Magnesium, Chairman of Baotou Changxin Magnesium, and Vice Chairman and CEO of Golden Magnesium, is the chairman of Taiyuan YiWei Magnesium Industry Co., Ltd., the minority shareholder of Chang Magnesium.

Japan Material Industry Co., Ltd. (“Japan Material”) is a shareholder of YiWei Magnesium.

YiWei Magnesium holds a 54% interest in Shangxi NiChiMen YiWei Magnesium Industry Co., Ltd., a Chinese limited liability company (“NiChiMen YiWei Magnesium”).

.NOTE 15 – STOCKHOLDERS' EQUITY

Preferred Stock

China Direct has 10,000,000 shares of preferred stock, par value $.0001, authorized. At December 31, 2007 and 2006, there were no shares of preferred stock issued and outstanding.

Common Stock

At inception, China Direct Consulting issued 10,000,000 shares of common stock to its three founders. The shares were valued at par value, totaling $10,000. The fair value of the securities was recognized as sales and general and administrative expenses in 2005.

In August 2007, the Company completed a share exchange transaction. Under the terms of the share exchange, the China Direct Investments shareholders received on (1) share of China Direct common stock for each share of China Direct Investments common stock owned by them prior to the transaction. In addition, all issued and outstanding options of China Direct Investments exercisable into 9,046,000 shares of China Direct Investments common stock were cancelled and exchanged for identical options of the Company exercisable into 9,046,000 shares of common stock at exercise prices ranging from $.01 to $10.00 with portions vesting periodically over three years. This share exchange, which was structured to be a tax free exchange under the Internal Revenue Code of 1987, as amended, resulted in a change in our control, and was a reverse merger for accounting purposes with China Direct Investments as the accounting survivor. In total, we granted options exercisable into 9,088,000 shares of China Direct common stock.

At the time of the reverse merger, on August 16, 2006, the Company had 528,433 shares of common stock issued and outstanding.

CHINA DIRECT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

NOTE 15 – STOCKHOLDERS' EQUITY

(Continued)

On September 12, 2006 (the “September 2006 Offering”), we completed the sale of 468,750 equity units, at $2 per unit, for a total of $937,500. In total, the Company issued 468,750 shares of Common Stock, granted Class A Common Stock Purchase Warrants, exercisable at $4 per share with a five year life, to purchase 703,125 shares of common stock and granted Class B Common Stock Purchase Warrants, exercisable at $10 per share for five years, to purchase 703,125 shares of common stock.

On November 16, 2006 (the “November 2006 Offering”), we completed the sale of 1,816,250 equity units, at $2 per unit, for a total of $3,632,500. In total the company issued 1,816,250 shares of common stock, granted Class A Common Stock Purchase Warrants, exercisable into 2,724,375 common shares, at $4 per share, for five years and granted Class B Common Stock Purchase Warrants, exercisable into 2,724,375 common shares, at $10 per share for five years.

The Company realized net proceeds of $4,222,393 from the sale of the equity units in the September 2006 offering and November 2006 offering.

As the result of both the September 2006 offering and November 2006 offering, the Company sold, in total, $4,570,000 of units (net proceeds of $4,222,393), which consisted of 2,285,000 shares of common stock, Class A Common stock Purchase Warrants to purchase 3,427,500 shares of common stock and Class B Common Stock Purchase Warrants to purchase 3,427,500 shares of common stock. In addition, in connection with these offerings, the Company issued Class A Common Stock Purchase Warrants to purchase an aggregate of 376,875 shares of common stock as due diligence fees.

Common Stock

The Company granted Class A Common Stock Purchase Warrants to purchase an aggregate of 30,000 shares of common stock to Skyebanc, Inc., a broker dealer and member of the NASD, as a finder fee in connection with the closing of our September 2006 Offering and November 2006 Offering.

The investors in the September 2006 offering and November 2006 offering were accredited institutional and individual investors. The exercise of the warrants is subject to a 4.99% cap on the beneficial ownership that each purchaser may have at any point in time while the securities are outstanding. The net proceeds from the September 2006 offering were used for working capital purposes. The net proceeds from the November 2006 offering were used for acquisitions, as well as working capital purposes.

During 2006, the Company issued 55,000 shares of common stock in connection with the exercise of common stock options for net proceeds of $30,000. Of these options, 5,000 were exercised at $5.00 per share, while 50,000 were exercised at $.10 per share.

For the year ended December 31, 2007 and 2006, amortization of stock based compensation amounted to $429,644 and $180,336, respectively.

During 2007, the Company issued common shares for:

-

75,000 shares to consultants to the Company. These shares were valued at $262,500 based on the fair value of $3.50 per share on February 8, 2007;

-

53,654 shares in connection with the acquisition of Big Tree;

-

52,000 shares to executive officers of our subsidiary, Lang Chemical, under terms of their respective employment agreements; and

-

25,000 shares in connection with the acquisition of CDI Magnesium.

CHINA DIRECT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

NOTE 15 – STOCKHOLDERS' EQUITY

(Continued)

On July 11, 2007 the Company completed its offer to reduce the exercise price on up to a maximum of 1,427,500 Class B Warrants. Pursuant to the offer, we temporarily reduced the exercise price of our Class B Warrants from $10.00 per share to $3.00 per share. Warrant holders exercised the maximum amount of 1,427,500 Class B Warrants offered, resulting in proceeds of $4,282,500 (net proceeds of $4,130,378). The exercise price and all other terms of the remaining 2,000,000 Class B Warrants remain unchanged.

During 2007, the Company issued 3,014,360 shares of common stock in connection with the exercise of common stock options for net proceeds of $5,523,900. Of these options, 50,000 were exercised at $0.01; 1,000,000 were exercised at $0.30; 1,359,360 were exercised at $2.50; 400,000 were exercised at $2.00 and 205,000 were exercised at $5.00 per share.

During 2007, holders of our Class A Common Stock Purchase Warrants exercised, in the aggregate, 3,335,625 Class A Common Stock Purchase Warrants with an exercise price of $4.00 per share, holders of our Class B Common Stock Purchase Warrant holders exercised, in the aggregate, 130,438 Class B Common Stock Purchase Warrants with an exercise price of $10.00 per share. As a result, we received gross proceeds of $14,646,880 (net proceeds of $14,316,880) from the exercise of these warrants. These warrant exercise transactions were conducted in reliance on section 4(2) of Securities Act of 1933, as amended.

Stock Option Plans

In 2006, we adopted the 2006 Equity Compensation Plan (the “2006 Equity Plan”) under which the Company has reserved and authorized 10,000,000 shares of our common stock. The plan was authorized by our Board of Directors and approved by a majority of our shareholders on August 16, 2006. Under the plan, a maximum of 10,000,000 shares may be issued, unless the plan is subsequently amended (subject to adjustment in the event of certain changes in our capitalization),. As of December 31, 2007, there are 2,801,000 shares available to be issued, or options granted, under the 2006 Equity Plan.

During 2006 we adopted the 2006 Stock Compensation Plan (the “2006 Stock Plan”) under which the Company has reserved and authorized 2,000,000 shares of its common stock. The pan was authorized by our Board of Directors.  As of December 31, 2007, there are 875,540 shares available to be issued, or options granted, under the 2006 Stock Plan.

During 2006, the Company granted 3,588,000 options to consultants and employees with vesting periods not exceeding one year and with exercise prices ranging from $0.01 to $10.00. Options granted to independent consultants pursuant to contracts are exercisable immediately, with the related fair value expenses amortized over the term of the related agreement. For the year ended December 31, 2007, the amortization of deferred compensation expenses-options amounted to $44,000.

During 2007, the Company granted an aggregate of 111,000 options to compensate independent board members and employees. We granted 75,000 options to our independent board members which vest nine months from date of grant and have an exercise price of $3.00 per share. The remaining 36,000 options were granted to our employees, and have a one year vesting period and exercise prices of $5.00 and $7.50. The options were valued on the date of grant using the Black-Scholes option-pricing model, in accordance with SFAS No. 123R using the following weighted-average assumptions: expected dividend yield 0%, risk-free interest rate of 5.00%, volatility of 90% and expected term of 5 years.

The fair value of these grants of $257,804 was recognized as selling and general and administrative expenses.

CHINA DIRECT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

NOTE 15 – STOCKHOLDERS' EQUITY

(Continued)

The following table sets forth the Company’s stock option activity during the years ended December 31, 2007 and 2006:

	Shares Underlying Options	Weighted Average Exercise Price
Outstanding at January 1, 2006	5,500,000	$5.00
Granted	3,588,000	2.62
Options assumed with reverse merger transaction on August 16, 2006	851,460	28.50
Exercised	(55,000)	0.55
Expired or cancelled	(40,480)	11.25
Outstanding at December 31, 2006	9,843,980	3.27
Granted	111,000	3.92
Exercised	(3,014,360)	1.83
Outstanding at December 31, 2007	6,940,620	$8.14
Exercisable at December 31, 2007	4,079,620	$7.84
Weighted-average exercise price of options granted during 2007		$3.92

The weighted average remaining contractual life and weighted average exercise price of options outstanding at December 31, 2007, for selected exercise price ranges, is as follows:

Range of exercise prices	Number of options outstanding	Weighted Average remaining contractual life (Years)	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price of Options Exercisable

$ 0.01	1,050,000	2.15	$0.01	1,050,000	$0.01
2.25	400	6.81	2.25	400	2.25
2.50	878,640	3	2.50	878,640	2.50
3.00	75,000	3	3.00	—	—
5.00	1,414,000	4	5.00	1,390,000	5.00
7.50	1,387,000	5	7.50	—	—
10.00	1,375,000	6	10.00	—	—
15.00	500	0.44	15.00	500	15.00
30.00	760,000	5	30.00	760,000	30.00
56.25	80	6.92	56.25	80	56.25
	6,940,620	4.25	$8.14	4,079,620	$7.84

The weighted average grant date fair value of options granted during 2007 and 2006 was approximately $2.32 per share and $0.05 per share, respectively.  The total intrinsic value of stock options exercised during 2007 and 2006 was $10,846,281 and $3,750, respectively.  The aggregate intrinsic value of the Company’s outstanding and exercisable options at December 31, 2007 and 2006 was $20,050,000 and $9,602,400, respectively.

CHINA DIRECT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

NOTE 15 – STOCKHOLDERS' EQUITY

(Continued)

Common Stock Purchase Warrants

In 2007, the amortization of deferred compensation expenses related to common stock purchase warrants totaled to $127,840. These common stock purchase warrants granted to consultants are exercisable immediately.

A summary of the status of the Company's outstanding common stock purchase warrants granted as of December 31, 2007 and changes during the period is as follows:

	Shares Underlying Warrants	Weighted Average Exercise Price
Outstanding at January 1, 2006	—	—
Granted	7,361,875	$6.78
Warrants assumed with reverse merger transaction on August 16, 2006	180,000	11.25
Exercised	—	—
Expired or cancelled	—	—
Outstanding at December 31, 2006	7,541,875	6.89
Granted	—	—
Exercised	(4,893,563)	3.87
Expired or cancelled	—	—
Outstanding at December 31, 2007	2,648,312	$8.70
Exercisable at December 31, 2007	2,648,312	$8.70

Common Stock Purchase Warrants

The following information applies to all warrants outstanding at December 31, 2007.

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

$ 2.50	50,000	3.92	$2.50	50,000	$2.50
$ 4.00	548,750	3.77	$4.00	548,750	$4.00
$ 7.50	90,000	0.39	$7.50	90,000	$7.50
$10.00	1,869,562	3.74	$10.00	1,869,562	$10.00
$15.00	90,000	0.39	$15.00	90,000	$15.00
	2,648,312	3.52		2,648,312

There were 7,361,875 common stock purchase warrants issued in 2006.  Of this amount, 6,885,000 were issued in connection with the September 2006 and November 2006 offerings and closed to equity.  The remaining 100,000 warrants had a weighted average issue date fair valueof $2.31 each, at issuance. No common stock purchase warrants were issued in 2007.  As of December 31, 2007 and 2006, aggregate intrinsic value of the Company’s outstanding and exercisable warrants was $3,066,000 and $6,960,000, respectively.

CHINA DIRECT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

NOTE 16 – MARKETABLE SECURITIES

Marketable securities held for sale and marketable securities held for sale-related party are valued at the date received. The fair market values at December 31, 2007 and 2006 are as follows:

	For the Year Ended December 31, 2007
	January 1, 2007	Amount Received (Sold)	Reclassifying from/to Trading	Unrealized Loss	December 31, 2007

Investment in trading securities	$2,166,603	$—	$(2,166,603)	$—	$—
Investment in trading securities-related party	311,611	(47,611)	(264,000)	—	—
Total Investment in trading securities	$2,478,214	$(47,611)	$(2,430,603)	$—	$—
Investment in marketable securities held for sale	$—	$5,801,837	$2,166,603	$(147,940)	$7,820,500
Investment in marketable securities held for sale-related party	1,325,400	1,571,228	264,000	(1,845,140)	1,315,488
Total Investment in marketable securities held for sale	$1,325,400	$7,373,065	$2,430,603	$(1,993,080)	$9,135,988

	For the Year Ended December 31, 2006
	January 1, 2006	Amount received/(sold)	Unrealized Gain	December 31, 2006
Investment in trading securities and Investment in trading securities-related party	$152,800	$1,725,075	$600,339	$2,478,214
Investment in marketable securities held for sale-related party	$810,000	$(48,600)	$564,000	$1,325,400

NOTE 17 – INCOME TAXES

The Company’s parent and their U.S. subsidiaries are subject to applicable Federal, State and Local tax statues. The Company’s subsidiaries in China are governed by the Income Tax Law of the Peoples Republic of China concerning Foreign Investment Enterprises and Foreign Enterprises and local income tax laws (the “PRC Income Tax Law”). Pursuant to the PRC Income Tax Law, wholly foreign owned enterprises are subject to tax at a statutory rate of approximately 33% (30% state income tax plus 3% local income tax). The Company intends to utilize profits earned by our Chinese based subsidiaries in China to expand our PRC based operations.

The components of income (loss) before income tax consist of the following:

	2007	2006
U.S. Operations	$(1,665,000)	$441,000
China Operations	17,918,000	(95,000)
	$16,253,000	$346,000

CHINA DIRECT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

NOTE 17 – INCOME TAXES

(Continued)

The provision (benefit) for income taxes is composed of the following:

	2007	2006
Current:
Federal	$(461,000)	$8,000
State	(60,000)	1,000
Chinese Operations	618,000	2,000
Deferred:
Federal	554,000	147,000
State	76,000	18,000
Chinese Operations	—	—
	$727,000	$176,000

The table below summarizes the reconciliation of the Company’s income tax provision computed at the federal statutory rate and the actual tax provision as follows:

	2007	2006
Income tax (benefit) provision at Federal statutory rate	$5,172,000	$120,000
State income taxes, net of Federal benefit	680,000	16,000
Unrealized (gains) losses on marketable securities	1,105,000	(210,000)
Stock based compensation	264,000	79,000
US & state tax rate in excess of China tax rate	(1,183,000)	(7,000)
China reduced tax rate zones	(5,369,000)	—
Other	58,000	178,000
Tax provision	$727,000	$176,000

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following tax effects of temporary differences gives effect to the following deferred tax assets and liabilities as of December 31, 2007 and 2006:

	2007	2006

Deferred tax asset	$—	$—

Deferred Tax Liabilities:
Unrealized gain on trading securities	$—	$261,000
Unrealized gain on marketable securities held for sale	—	180,000
	$—	$441,000

CHINA DIRECT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

NOTE 18 – COMMITMENTS

Operating Leases

China Direct entered into an office lease agreement for its corporate offices in Florida at an annual expense of approximately $208,704. The term of the lease is from March 1, 2008 through February 28, 2013.

CDI Shanghai Management entered into an office lease agreement with an annual lease expense of approximately $39,534. The term of the lease is from January 1, 2008 through December 31, 2008.

The principal executive offices of CDI Wanda are leased at a total annual expense of approximately $12,792 through May 1, 2024. CDI Wanda also leases a 26,160 square foot refinery for an annual expense of approximately $5,251, through July 1, 2011.

Future minimum rental payments required under the operating leases as discussed herein are as follows:

Period	Total

Period Ended December 31, 2008	$263,892
Period Ended December 31, 2009	275,877
Period Ended December 31, 2010	304,114
Period Ended December 31, 2011	315,502
Period Ended December 31, 2012	343,502
Thereafter	—
$1,502,887

Total lease expenses for 2007 and 2006 amounted to $203,860 and $30,194, respectively.

NOTE 19 – STATUTORY RESERVES

The Company is required to make appropriations to reserve funds, comprising the statutory surplus reserve, statutory public welfare fund and discretionary surplus reserve, based on after-tax net income determined in accordance with generally accepted accounting principles of the People’s Republic of China (the “PRC GAAP”). Appropriation to the statutory surplus reserve should be at least 10% of the after tax net income determined in accordance with the PRC GAAP until the reserve is equal to 50% of the entities’ registered capital or members’ equity. Appropriations to the statutory public welfare fund are at a minimum of 5% of the after tax net income determined in accordance with PRC GAAP. Commencing on January 1, 2006, the new PRC regulations waived the requirement for appropriating retained earnings to a welfare fund. As of December 31, 2006, the Company appropriated 50% of its registered capital to statutory reserves for Dyeing. For the year ended December 31, 2007 and 2006, statutory reserve activity is as follows and is included in retained earnings.

	CDI Shanghai Management	Lang Chemical	CDI WANDA	Chang Magnesium	Golden Magnesium	Pan Asia Magnesium	CDI Jingkun	Total
Balance -December 2005	$—	$—	$—	$—	$—	$—	$—	$—
Addition to statutory reserves	—	—	—	—	—	—	—	—
Balance – December 2006	—	—	—	—	—	—	—	—
Addition to statutory reserves	69,707	29,508	9,056	58,000	555	53,329	3,250	223,405
Balance – December 2007	$69,707	$29,508	$9,056	$58,000	$555	$53,329	$3,250	$223,405

CHINA DIRECT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

NOTE 20 - SEGMENT INFORMATION

The following information is presented in accordance with SFAS No. 131, “Disclosure about segments of an Enterprise and Related Information”. For the year ended December 31, 2007, the Company operated in four reportable business segments as follows;

1.

Magnesium segment

-

Chang Magnesium, a 51% majority owned subsidiary of CDI China

-

Chang Trading, a wholly owned subsidiary of Chang Magnesium

-

Excel Rise, a wholly owned subsidiary of Chang Magnesium

-

CDI Magnesium, a 51% majority owned subsidiary of Capital One Resource

-

Asia Magnesium, a wholly owned subsidiary of Capital One Resource

-

Golden Magnesium, a 52% majority owned subsidiary of Asia Magnesium

-

Pan Asia Magnesium, a 51% majority owned subsidiary of CDI China

-

Baotou Changxin Magnesium, a 51% majority owned subsidiary of CDI China

2.

Basic Materials

-

Lang Chemical, a 51% majority owned subsidiary of CDI China

-

CDI Jingkun Zinc, a 95% majority owned subsidiary of CDI Shanghai Management

-

CDI Jixiang Metal, a wholly owned subsidiary of CDI China

3.

Consulting segment

-

China Direct Investments, a wholly owned subsidiary of China Direct, Inc.

-

CDI Shanghai Management, a wholly owned subsidiary of CDI China

-

Capital One Resource, a wholly owned subsidiary of CDI Shanghai Management

4.

CDI Clean Technology Group, a wholly owned subsidiary of CDI China, Inc.

-

CDI Wanda, a 51% majority owned subsidiary of CDI Clean Technology Group

-

Yantai CDI Wanda, a 52% majority owned subsidiary of CDI Wanda

-

CDI Metal Recycling, an 83% majority owned subsidiary of CDI Shanghai Management

The Company's reportable segments are strategic business units that offer different products and services. Each segment and each portfolio company is managed and reported separately based on the fundamental differences in their operations. Condensed information with respect to these reportable for the year ended December 31, 2007 and 2006 are as follows:

For the year ended December 31, 2007 (Unaudited):

(In thousands)

	Magnesium	Basic Materials	Consulting	Clean Technology	Consolidated

Revenues	$98,141	$55,310	$9,573	$6,673	$169,697
Revenues-related party	2,779	—	1,760	—	4,539
	100,920	55,310	11,333	6,673	174,236
Interest income (expense)	19	(3)	267	(3)	280
Net (loss) income	3,561	328	7,847	91	11,827
Segment assets	$53,010	$8,197	$23,474	$3,605	$88,286

CHINA DIRECT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

NOTE 20 - SEGMENT INFORMATION

(Continued)

For the year ended December 31, 2006 (Unaudited):

(In thousands)

	Magnesium segment Change Magnesium(1)	Basic Material (2)s	Consulting segment China Direct Investments	Clean Technology

Revenues	$—	$11,840	$1,627	$13,467
Revenues-related party	—	—	—	—
Interest income (expense)	—	(24)	17	(7)
Net (loss) income	—	(97)	266	169
Segment assets	$10,267	$3,569	$6,999	$20,835

———————

(1)

The Company acquired 51% interest of Chang Magnesium on December 22, 2006; due to the insignificant amount of time for ownership for majority owned subsidiary the Company did not consolidated the operations of Chang Magnesium for 2006.

(2)

The Company acquired a 51% interest of Lang Chemical on October 25, 2006; all operating disclosures are from the date of acquisition of Lang Chemical.

NOTE 21 – FOREIGN OPERATIONS

For 2007, the majority of the Company’s revenues and assets are associated with subsidiaries located in the People’s Republic of China. Assets at December 31, 2007, and December 31, 2006 as well as revenues for the years ended December 31, 2007 and 2006 are as follows;

	2007
	United States	People’s Republic of China	Total
Revenues	$9,549,129	$160,147,395	$169,696,524
Revenues – related party	1,760,000	2,779,059	4,539,059
	$11,309,129	$162,926,454	$174,235,583

Identifiable assets at December 31, 2007	$20,565,289	$67,721,032	$88,286,321

	December 31, 2006
	United States	People’s Republic of China	Total
Revenues	$1,627,095	$11,840,242	$13,467,337
Revenues – related party	517,000	—	517,000
	$2,144,095	$11,840,242	$13,984,337

Identifiable assets at December 31, 2007	$6,999,922	$13,835,483	$20,835,405

CHINA DIRECT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

NOTE 22 - OPERATING RISK

(a) Country risk

The majority of the Company's revenues will be derived from the sale of magnesium and basic materials in the PRC. The Company hopes to expand its operations to countries outside the PRC, however, such expansion has not been commenced and there are no assurances that the Company will be able to achieve such an expansion successfully. Therefore, a downturn or stagnation in the economic environment of the PRC could have a material adverse effect on the Company’s financial condition.

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

(c) Exchange risk

The Company cannot guarantee that the current exchange rate will remain steady, therefore there is a possibility that the Company could post the same amount of profit for two comparable periods and because of a fluctuating exchange rate actually post higher or lower profit depending on exchange rate of Chinese Renminbi converted to U.S. dollars on that date. The exchange rate could fluctuate depending on changes in the political and economic environments without notice.

(d) Political risk

Currently, PRC is in a period of growth and is openly promoting business development in order to bring more business into PRC. Additionally, the PRC allows a Chinese corporation to be owned by a United States corporation. If the laws or regulations are changed by the PRC government, the Company's ability to operate the PRC subsidiaries could be affected.

(e) Key personnel risk

The Company’s future success depends on the continued services of executive management in China and the United States. The loss of any of their services would be detrimental to the Company and could have an adverse effect on business development. The Company maintains key-man insurance on the lives of Yuejian (James) Wang our CEO and Chairman, and Marc Siegel, our President and director. Future success is also dependent on the ability to identify, hire, train and retain other qualified managerial and other employees. Competition for these individuals is intense and increasing.

(f) Performance of subsidiaries risk

The vast majority of the Company’s revenues will be derived via the operations of the Company’s wholly owned or majority owned Chinese subsidiaries. Economic, governmental, political, industry and internal company factors outside of the Company’s control affect each of the subsidiaries. If the subsidiaries do not succeed, the value of the assets and the price of our common stock would decline.

CHINA DIRECT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

NOTE 23 - SUBSEQUENT EVENTS

In January 2008, our subsidiary, CDI Wanda, entered into an agreement with the individuals Shicheng Zhang, Li Yang and Chi Chen to form Yantai CDI Wanda Renewable Resources Co., Ltd., a Chinese limited liability company (“Yantai CDI Wanda”). CDI Wanda contributed $712,329 as registered to capital to acquire its 52% interest and Shicheng Zhang, Li Yang, and Chi Chen each contributed $219,278 to hold a 16% interest, respectively. Yantai CDI Wanda was formed to construct and operate a scrap tire recycling center utilizing a recycling process developed by CDI Wanda.

In February 2008, our subsidiary, CDI Shanghai Management, entered into an agreement with Weiyi Zhou, an individual, to form Shanghai CDI Metal Recycling Co., Ltd., a Chinese limited liability company (“CDI Metal Recycling”) as a foreign invested entity. CDI Shanghai Management agreed to contribute $347,222 to the registered capital of the JV, representing its 83% interest and Mr. Weiyi Zhou contributed cash and assets valued at $69,444 for a 17% interest. CDI Metal Recycling will recycle aluminum wire into aluminum powder. CDI Metal Recycling expects to commence operations in April 2008.

In February 2008, our subsidiary, CDI China, Excel Rise and Three Harmony (Australia) Party, Ltd. (“Three Harmony”) entered into an agreement to form Baotou Changxin Magnesium Co., Ltd., a Chinese limited liability company (Baotou Changxin Magnesium”) as a foreign invested entity. CDI China will contribute approximately $7,084,000 to the registered capital of this entity, Excel Rise $5,417,000 and Three Harmony $1,389,000, representing a 51%, 39% and 10% interest, respectively. Baotou Changxin Magnesium is a 51% owned subsidiary of CDI China and a 39% owned subsidiary of Excel Rise. Accordingly, China Direct holds a 70.9% interest in this Baotou Changxin Magnesium.

In February, we entered into a Securities Purchase Agreement with certain accredited investors. Under the agreement, we sold 12,950 shares of our Series A Convertible Preferred Stock (“Series A Preferred”) together with common stock purchase warrants to purchase an aggregate of 1,850,000 shares of our common stock, in a private transaction exempt from registration under the Securities Act of 1933, in reliance on exemptions provided by Rule 506 of Regulation D and Section 4(2) of that Act. Roth Capital Partners, LLC acted as placement agent for us in the offering.

At closing, we received gross proceeds of $12,950,000. We paid cash commissions of $1,295,000 and issued common stock purchase warrants to purchase an aggregate of 300,000 shares of our common stock with an exercise price of $8.00 per share to Roth Capital Partners, LLC as compensation for its services. After these and other related costs, we received net proceeds of approximately $11,570,000. We intend to use the net proceeds from this offering to expand the operations of our existing subsidiaries, acquisitions, payment of dividends to the Series A Preferred stockholders and for general working capital.

Under the terms of a Registration Rights Agreement entered into as part of the offering, we agreed to file a registration statement with the Securities and Exchange Commission by April 15, 2008, covering the public resale of the shares of common stock underlying the Series A Preferred and the warrants, and to use our best efforts to cause the registration statement to be declared effective within 135 days from filing. Should the number of shares of common stock we are permitted to include in the initial registration statement be limited pursuant to Rule 415 of the Securities Act of 1933, we agreed to file additional registration statements with the SEC to register any remaining shares. We will pay all costs associated with the registration statements, other than underwriting commissions and discounts, and we agreed to reimburse the investors for legal fees in an amount not to exceed $10,000 in the aggregate.

On March 31, 2008 we received approval from the Nasdaq Stock Market to list our common stock on the Nasdaq Global Market.  The approval is contingent upon the Company being in compliance with all applicable quantitative and qualitative listing standards.  We anticipate our common stock will commence listing on the Nasdaq Global Market on May 1, 2008.  The symbol will remain as CDS.