Form 10-Q
period 2008-03-31
China Direct, Inc.
filed 2008-05-08
CIK 1088787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

Form 10-Q

[√]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________________

Commission file number: 001-33694

CHINA DIRECT, INC.

(Name of registrant as specified in its charter)

Florida	13-3876100
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

431 Fairway Drive, Suite 200, Deerfield Beach, Florida	33441
(Address of principal executive offices)	(Zip Code)

954-363-7333

(Registrant's telephone number, including area code)

Not Applicable

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

Yes [√] No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer (Do not check if smaller reporting company)	[ ]	Smaller reporting company	[√]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes [   ] No [√]

Indicated the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 23,041,039 shares of common stock are issued and outstanding as of May 8, 2008.

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

The information which appears on our websites at www.chinadirectinc.com and www.cdii.net are not part of this report.

ORGANIZATIONAL CHART

We operate our company in two primary divisions. Our Management Services division acquires controlling interests of Chinese business entities which we consolidate as either our wholly or majority owned subsidiaries. Our Advisory Services division provides consulting services to Chinese entities seeking access to the U.S. capital markets. The following chart reflects our current organizational structure.

For financial reporting purposes, we report in four segments, including:

–	Magnesium,
–	Basic Materials,
–	Consulting, and
–	Clean Technology.

INDEX OF CERTAIN DEFINED TERMS USED IN THIS REPORT

When used in this report the terms:

–	“China Direct”, “we”, “us” or “our” refers to China Direct, Inc., a Florida corporation, and our subsidiaries,
–	“China Direct Investments”, refers to China Direct Investments, Inc., a Florida corporation, and a wholly owned subsidiary of China Direct,
–	“CDI China”, refers to CDI China, Inc., a Florida corporation, and a wholly owned subsidiary of China Direct,
–	“CDI Shanghai Management”, refers to CDI Shanghai Management Co., Ltd., a Chinese limited liability company and a wholly owned subsidiary of CDI China,
–	“Capital One Resource”, refers to Capital One Resource Co., Ltd., a Brunei company, and a wholly owned subsidiary of CDI Shanghai Management,
–	“Lang Chemical”, refers to Shanghai Lang Chemical Co., Ltd. a Chinese limited liability company, and a 51% majority owned subsidiary of CDI China,
–	“Chang Magnesium”, refers to Taiyuan Changxin Magnesium Co., Ltd., a Chinese limited liability company and a 51% majority owned subsidiary of CDI China,
–	“Chang Trading”, refers to Taiyuan Changxin YiWei Trading Co., Ltd., a Chinese limited liability company and a wholly owned subsidiary of Chang Magnesium,
–	“Excel Rise”, refers to Excel Rise Technology Co., Ltd., a Brunei company and a wholly owned subsidiary of Chang Magnesium,
–	“CDI Magnesium”, refers to CDI Magnesium Co., Ltd., a Brunei company and a 51% majority owned subsidiary of CDI China,
–	“Asia Magnesium”, refers to Asia Magnesium Corporation Ltd., a Hong Kong limited liability company and a wholly owned subsidiary of Capital One Resource
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
–

“Xinjin Magnesium”, refers to Baotou Xinjin Magnesium Co., Ltd., a Chinese limited liability company. In April 2008 CDI China entered into an agreement to acquire a 51% majority owned subsidiary of Xinjin Magnesium,

–	“CDI Clean Technology”, refers to CDI Clean Technology Group, Inc., a Florida corporation formerly known as Jinan Alternative Energy Group Corp., and a wholly owned subsidiary of CDI China,
–	“CDI Wanda”, refers to Shandong CDI Wanda New Energy Co., Ltd., a Chinese limited liability company and a 51% majority owned subsidiary of CDI Clean Technology,
–	“Yantai CDI Wanda”, refers to Yantai CDI Wanda Renewable Resources Co., Ltd., a Chinese limited liability company and a 52% majority owned subsidiary of CDI Wanda,
–	“CDI Jingkun Zinc”, refers to CDI Jingkun Zinc Industry Co., Ltd., a Chinese limited liability company and a 95% majority owned subsidiary of CDI Shanghai Management,
–	“CDI Jixiang Metal”, refers to CDI Jixiang Metal Co., Ltd., a Chinese limited liability company and a wholly owned subsidiary of CDI China
–	“CDI Metal Recycling”, refers to Shanghai CDI Metal Recycling Co., Ltd., a Chinese limited liability company and an 83% majority owned subsidiary of CDI Shanghai Management

PART 1 - FINANCIAL INFORMATION

Item 1.	Financial Statements.

CHINA DIRECT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2008	December 31, 2007
ASSETS	Unaudited
Current Assets:
Cash and cash equivalents	$26,830,459	$20,394,931
Investment in marketable securities held for sale	6,314,141	7,820,500
Investment in marketable securities held for sale-related party	760,019	1,315,488
Accounts receivable, net of allowance for doubtful accounts of $294,455 and $290,456 at March 31, 2008 and December 31, 2007, respectively	15,276,107	10,655,661
Accounts receivable-related parties	999,350	2,283,600
Inventories	12,052,261	5,293,986
Prepaid expenses and other current assets	15,934,127	15,439,462
Prepaid expenses-related parties	7,255,604	4,150,943
Loans receivable-related parties	1,569,309	—
Due from related parties	244,692	1,287,877
Total current assets	87,236,069	68,642,448

Restricted cash	2,810	646,970
Property, plant and equipment, net of accumulated depreciation of $1,004,121 and $577,801 at March 31, 2008 and December 31, 2007, respectively	20,657,415	18,010,524
Prepaid expenses and other assets	238,910	433,075
Property rights, net	572,310	553,304

Total assets	$108,707,514	$88,286,321

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Loans payable-short term	$2,150,324	$1,978,142
Accounts payable and accrued expenses	7,117,769	9,649,797
Accounts payable-related parties	433,886	964,114
Notes payable-related party	—	410,167
Accrued dividends payable	141,530	—
Advances from customers	7,710,585	6,963,061
Advances from customers-related parties	1,314,716
Other payables	6,131,917	4,097,716
Income tax payable	595,332	560,116
Due to related parties	1,483,959	3,137,233

Total current liabilities	27,080,018	27,760,346

Loans payable-long term	217,880	166,573

Minority interest	22,068,133	17,535,909

Stockholders’ Equity:
Preferred Stock: $.0001 par value, stated value $1,000 per share; 10,000,000 authorized, 12,950 shares and 0 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	12,950,000	—
Common Stock: $.0001 par value, 1,000,000,000 authorized, 21,007,010 and 20,982,010 issued and outstanding at March 31, 2008 and December 31, 2007, respectively	2,101	2,098
Additional paid-in capital	34,213,325	30,257,644
Deferred compensation	(44,000)	(55,000)
Accumulated comprehensive income	369,397	162,045
Retained earnings	11,850,660	12,456,706

Total stockholders’ equity	59,341,483	42,823,493

Total liabilities and stockholders’ equity	$108,707,514	$88,286,321

See notes to unaudited consolidated financial statements

CHINA DIRECT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2008	2007

Revenues	$59,240,798	$30,498,940
Revenues-related parties	733,921	440,000
Total revenues	59,974,719	30,938,940

Cost of revenues	49,479,814	27,467,014

Gross profit	10,494,905	3,471,926

Operating expenses:
Selling, general, and administrative	1,699,970	837,509

Operating income	8,794,935	2,634,417

Other income (expense):
Other income	193,618	9,936
Interest income	90,702	29,166
Realized loss on sale of marketable securities	(39,461)	—
Realized loss on sale of marketable securities-related party	—	(15,973)
Total other income	244,859	23,129

Net income before income taxes	9,039,794	2,657,546

Income taxes expense	(452,480)	(232,572)

Income before minority interest	8,587,314	2,424,974

Minority interest in income of subsidiaries	(3,834,438)	(554,105)

Net income	4,752,876	1,870,869

Deduct required dividends on Series A 8% Cumulative Preferred Stock:

Cumulative preferred stock dividend	(141,530)	—

Relative fair value of detachable warrants issued	(2,765,946)	—

Preferred stock beneficial conversion feature	(2,451,446)	—

Income (loss) applicable to common stockholders	$(606,046)	$1,870,869

Basic and diluted income (loss) per common share after deduction in 2008, of noncash deemed dividends attributable to Series A Preferred Stock as described in Notes 3 & 11 of the Notes to the Financial Statements:

Basic	$(0.03)	$0.14

Diluted	$(0.03)	$0.12

Basic weighted average common shares outstanding	21,003,439	13,043,826

Diluted weighted average common shares outstanding	21,003,439	16,216,384

See notes to unaudited consolidated financial statements

CHINA DIRECT , INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net income	$4,752,876	$1,870,869
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	426,320	56,821
Bad debt recovery	—	(102,253)
Allowance for doubtful accounts	3,999	—
Stock based compensation	207,273	83,248
Realized loss on investment in marketable securities	39,461	15,973
Fair value of shares received for services	(140,650)	(1,311,950)
Fair value of warrants granted for services	46,364	—
Minority Interest	4,532,224	554,105
Changes in operating assets and liabilities:
Prepaid expenses and other assets	274,863	(4,763,732)
Prepaid expenses-related parties	(3,104,661)	—
Inventories	(6,758,275)	3,444,443
Accounts receivable	(4,792,186)	(3,337,203)
Accounts receivable-related parties	1,284,250	—
Accounts payable and accrued expenses	(1,940,021)	(1,068,939)
Accounts payable-related party	(530,228)	1,208,879
Advances from customers	747,524	3,366,519
Advances from customers-related parties	1,314,716
Other payables	2,034,201	1,675,498
Deferred income tax	—	61,995
Income tax payable	368,307	9,190

Net cash (used in) provided by operating activities	(1,233,643)	1,763,463

Cash flows from investing activities:
Cash acquired from acquisitions	—	55,777
Decrease in notes receivable	167,741	897,366
Increase in loans receivable	(569,622)	—
Increase in loans receivable-related parties	(1,569,309)	—
Proceeds from the sale of marketable securities	239,579	125,638
Purchases of property, plant and equipment	(2,300,528)	(23,480)

Net cash (used in) provided by investing activities	(4,032,139)	1,055,301

Cash flows from financing activities:
Decrease in restricted cash	644,160	447,713
Proceeds from loans payable	2,082,912	(1,228,272)
Repayment of loans payable	(1,859,423)	—
Decrease in notes payable	(592,007)	—
Decrease in notes payable-related party	(410,167)	—
Repayment of advances from executive officers	—	(140,893)
Due from related parties	1,043,185	(996,783)
Due to related parties	(1,653,274)	—
Payment of offering expenses	(100,000)	—
Gross proceeds from sale of preferred stock	12,950,000	1,425,000
Payment of offering expenses	(1,404,345)	—

Net cash provided by (used in) financing activities	10,701,041	(493,235)

EFFECT OF EXCHANGE RATE ON CASH	1,000,269	52,752

Net increase in cash	6,435,528	2,378,281

Cash, beginning of year	20,394,931	3,030,345

Cash, end of period	$26,830,459	$5,408,626

Supplemental disclosures of cash flow information:
Cash paid for taxes	$6,166	$165,161
Cash paid for interest	$27,156	$3,025
Non-cash preferred stock deemed dividend	$5,217,392	$—

See notes to unaudited consolidated financial statements

CHINA DIRECT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Business and Organization

China Direct, Inc., a Florida corporation formerly known as Evolve One, Inc., and its subsidiaries are referred to in this report as the "Company", “we”, “us”, “our”, or "China Direct". China Direct Investments, Inc., a Florida corporation and a wholly owned subsidiary of China Direct is referred to in this report as “China Direct Investments”. CDI China, Inc., a Florida corporation and a wholly owned subsidiary of China Direct is referred to in this report as “CDI China”.

China Direct is a management and advisory services organization which owns and consults business entities operating in the People’s Republic of China (“PRC”). China Direct operates in two primary divisions; (i) Management Services and (ii) Advisory Services. Our Management Services division acquires controlling interests of Chinese business entities which we consolidate as either our wholly or majority owned subsidiaries. Through this ownership control, we provide management advice as well as investment capital. We refer to these subsidiaries as our portfolio companies. Our Advisory Services division provides consulting services to Chinese entities seeking access to the U.S. capital markets. We currently have service contracts with various clients who conduct business within China or seek to conduct business in China. We refer to these companies as client companies.

Our primary, but not exclusive, method of acquiring a portfolio company in the PRC is to create a foreign invested entity (“FIE”), or a joint venture entity (“JV”). Generally, to create a FIE or a JV, an application is made to the local PRC government to increase the “registered capital” of a Chinese domestic company. The Chinese domestic company will contribute its assets and we will contribute investment funds. A new FIE or JV is created, with our ownership percentage represented by the value of our capital contribution as compared to the new total registered capital amount. Our investments in the PRC adhere to the rules and regulations governing foreign investment in China and we obtain all relevant and necessary governmental approvals and business licenses.

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited consolidated financial statements of China Direct, Inc. and all its subsidiaries (the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the requirements for reporting on Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. However, the information included in these interim financial statements reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full year. The consolidated balance sheet information as of December 31, 2007 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K. These interim financial statements should be read in conjunction with our Form 10-K for the year ended December 31, 2007. Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

CHINA DIRECT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Basis of Presentation (Continued)

In January 2008, our majority owned subsidiary, CDI Wanda, entered into an agreement with Messrs. Shicheng Zhang, Li Yang and Chi Chen to form Yantai CDI Wanda Renewable Resources Co., Ltd., a Chinese limited liability company (“Yantai CDI Wanda”). CDI Wanda contributed $712,329 as registered capital to acquire its 52% interest and Shicheng Zhang, Li Yang, and Chi Chen each contributed $219,278 to hold a 16% interest, respectively. Yantai CDI Wanda was formed to construct and operate a scrap tire recycling center utilizing a recycling process developed by CDI Wanda.

In February 2008, our wholly owned subsidiary, CDI Shanghai Management, entered into an agreement with Mr. Weiyi Zhou, an individual, to form Shanghai CDI Metal Recycling Co., Ltd., a Chinese limited liability company (“CDI Metal Recycling”) as a joint venture entity. CDI Shanghai Management agreed to contribute $347,222 to the registered capital of the joint venture, representing an 83% interest and Mr. Zhou agreed to contribute cash and assets valued at $69,444 for a 17% interest. CDI Metal Recycling will recycle aluminum wire into aluminum powder. CDI Metal Recycling expects to commence operations in October 2008.

In February 2008, our subsidiary, CDI China, entered into an agreement with Excel Rise and Three Harmony (Australia) Party, Ltd. (“Three Harmony”) to form Baotou Changxin Magnesium Co., Ltd., a Chinese limited liability company (“Baotou Changxin Magnesium”) as a FIE. CDI China will contribute approximately $7,084,000 to the registered capital of this entity, Excel Rise $5,417,000 and Three Harmony $1,389,000, representing a 51%, 39% and 10% interest, respectively. Baotou Changxin Magnesium is a 51% owned subsidiary of CDI China and a 39% owned subsidiary of Excel Rise. Accordingly, China Direct holds a 70.9% interest in Baotou Changxin Magnesium.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results when ultimately realized could differ from those estimates. Significant estimates include the allowance for doubtful accounts of accounts receivable, stock-based compensation, and the useful life of property, plant and equipment.

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

CHINA DIRECT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Concentration of Credit Risks

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. The Company places its cash with high credit quality financial institutions in the United States and China. As of March 31, 2008, bank deposits in the United States exceeded federally insured limits by $7,736,370. At March 31, 2008, the Company had deposits of $14,406,837 in banks in China. In China, there is no equivalent federal deposit insurance as in United States; as such, these amounts held in banks in China are not insured. The Company has not experienced any losses in such bank accounts through March 31, 2008.

At March 31, 2008 and December 31, 2007, our bank deposits by geographic area were as follows:

	March 31, 2008		December 31, 2007
Country
United States	$12,423,622	46%	$9,942,948	49%
China	14,406,837	54%	10,451,983	51%
Total cash and cash equivalents	$26,830,459	100%	$20,394,931	100%

In an effort to mitigate any potential risk, the Company periodically evaluates the credit quality of the financial institutions at which it holds deposits, both in the United States and China.

Marketable securities held for sale at March 31, 2008 and December 31, 2007 consist of the following;

	March 31, 2008		December 31, 2007
Client Company
China America Holdings, Inc.	$860,840	14%	$1,828,481	23%
China Logistics Group, Inc.	3,609,375	57%	4,042,500	52%
Dragon International Group Corp.	1,176,916	19%	1,171,844	15%
Other	667,010	10%	777,675	10%
Total Marketable securities held for sale	$6,314,141	100%	$7,820,500	100%

We categorize securities as investment in marketable securities held for sale and investment in marketable securities held for sale-related party. The securities of one client, Dragon Capital Group Corp., accounted for all investment in marketable securities held for sale–related party at March 31, 2008 and December 31, 2007.

CHINA DIRECT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Concentration of Credit Risks (Continued)

Dragon Capital Group Corp. (“Dragon Capital”) is a related party. Mr. Lisheng (Lawrence) Wang, the CEO and Chairman of the Board of Dragon Capital, is the brother of Dr. James Wang, CEO and Chairman of China Direct. These securities were issued by Dragon Capital as compensation for services. Dragon Capital is a non-reporting company whose securities are quoted on the Pink Sheets, as such, under Federal securities laws, securities of Dragon Capital cannot be readily resold by us generally, absent a registration of those securities under the Securities Act of 1933. Dragon Capital does not intend to register the securities. Accordingly, while under generally accepted accounting principles we are required to reflect the fair value of these securities on our consolidated balance sheet, they are not readily convertible into cash and we may never realize the carrying value of these securities.

At March 31, 2008 our consolidated balance sheet includes accounts receivable–related party of $999,350. Accounts receivable-related party represents $999,350 due from Taiyuan YiWei Magnesium Industry Co., Ltd. to Chang Magnesium for other income generated in the three month period ended March 31, 2008, for which payment had not yet been collected.

Yuwei Huang, CEO and Chairman of Chang Magnesium, Chairman of Baotou Changxin Magnesium, and CEO and Vice Chairman of Golden Magnesium, is the Chairman of Taiyuan YiWei Magnesium Industry Co., Ltd., a Chinese limited liability company (“YiWei Magnesium”).

Accounts receivable

Accounts receivable are reported at net realizable value. We have established an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, historical trends, age of the receivable and other information. Delinquent accounts are written off when it is determined that the amounts are uncollectible. At March 31, 2008 and December 31, 2007, allowances for doubtful accounts were $294,455 and $290,456, respectively.

Inventories

Inventories, consisting of raw materials and finished goods related to our products are stated at the lower of cost or market utilizing the weighted average method.

Accounts payable-related parties

At March 31, 2008 our consolidated balance sheet reflects accounts payable–related party of $433,886 comprised of $368,671 and $65,215 due YiWei Magnesium for the purchase of inventory by our portfolio companies, Chang Magnesium and Golden Magnesium, respectively. At December 31, 2007 our consolidated balance sheet reflects accounts payable–related party of $964,114 comprised of $604,596 and $359,518 due YiWei Magnesium for the purchase of inventory by our portfolio companies, Chang Magnesium and Golden Magnesium, respectively.

CHINA DIRECT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, investments in marketable securities held for sale, investment in marketable securities held for sale-related party, accounts payable and accrued expenses, income tax payable and due to related parties approximates their fair value due to their short term maturities. The carrying value of marketable securities held for sale and marketable securities held for sale-related party is reflected at their fair value based on the price of the security as quoted on national or inter-dealer stock exchanges as of the balance sheet date.

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

The unrealized losses on marketable securities held for sale, net of the effect of taxes, for the three months ended March 31, 2008 and 2007 were $1,128,124 and $ 607,539, respectively. The unrealized losses on marketable securities held for sale-related party, net of the effect of taxes, for the three months ended March 31, 2008 and 2007 were $462,223 and $341,458, respectively.

The realized loss related to investments in marketable securities held for sale for the three months ended March 31, 2008 and 2007 were $39,461 and $0, respectively. Net realized losses on the sale of marketable securities held for sale-related party for the three months ended March 31, 2008 and 2007 were $0 and $15,973, respectively.

CHINA DIRECT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of (i) prepayments to vendors for merchandise that had not yet been shipped, (ii) the fair value of securities received from client companies associated with our Consulting segment which were assigned to our executive officers, (iii) value added tax refunds available from the Chinese government, (iv) loan receivable and (v) other receivables. At March 31, 2008 and December 31, 2007 our consolidated balance sheet includes prepaid expenses and other current assets of $15,934,127 and $15,439,462, respectively.

Prepaid expenses–related parties were $7,255,604 and $4,150,943, at March 31, 2008 and December 31, 2007, respectively. Lang Chemical within our Basic Materials segment advanced $1,535,155 to NanTong LangYuan Chemical Co., Ltd. for the future delivery of inventory which has not yet been received. Chang Magnesium advanced $3,975,320 to YiWei Magnesium for the future delivery of inventory which has not yet been received. Golden Magnesium advanced $1,745,129 to Shanxi Senrun Coal Chemistry Co., Ltd., for the future delivery of gas supplies which has not yet been received.

NanTong LangYuan Chemical Co., Ltd. is a Chinese limited liability company, (“NanTong Chemical”) owned by Jingdong Chen and Qian Zhu, the two minority shareholders of Lang Chemical.

Non-current prepaid expenses and other assets consist of (i) the fair value of client company securities which were assigned to executive officers for services to be rendered over the term of the respective consulting agreement which will be amortized beyond the twelve month period, and (ii) other assets acquired in connection with the acquisition of Pan Asia Magnesium. Accordingly we reflect a non-current prepaid expense of $238,910 and $433,075 at March 31, 2008 and December 31, 2007, respectively.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost and depreciated on a straight line basis over their estimated useful lives of three to forty years. Maintenance and repairs are charged to expense as incurred. Significant renewals and improvements are capitalized.

Advances from customers

Advances from customers represent (i) prepayments to the Company for merchandise that had not yet been shipped to customers and (ii) the fair value of securities received which will be amortized over the term of the respective consulting agreement. The Company will recognize these advances as revenues as customers take delivery of the goods, in compliance with our revenue recognition policy. Advances from customers were $7,710,585 and $6,963,061 at March 31, 2008 and December 31, 2007, respectively.

Advances from customers–related party were $1,314,716 and $0 at March 31, 2008 and December 31, 2007, respectively. Golden Magnesium within our Magnesium segment received advance payment of $1,314,716 from YiWei Magnesium for magnesium which had not yet been shipped.

CHINA DIRECT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Comprehensive income

The Company follows Statement of Financial Accounting Standards No. 130 (SFAS 130) "Reporting Comprehensive Income" to recognize the elements of comprehensive income. Comprehensive income is comprised of net income and all changes to the statements of stockholders' equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive income for the three months ended March 31, 2008 and 2007 included net income, foreign currency translation adjustments, unrealized gains or losses on marketable securities held for sale, net of income taxes, and unrealized gains or losses on marketable securities held for sale-related party, net of income taxes.

Foreign currency translation

The accompanying consolidated financial statements are presented in United States dollars. The functional currency of our Chinese subsidiaries is the Renminbi (“RMB”), the official currency of the People’s Republic of China. Capital accounts of the consolidated financial statements are translated into United States dollars from RMB at their historical exchange rates when the capital transactions occurred. Assets and liabilities are translated at the exchange rates as of the balance sheet date. Income and expenditures are translated at the average exchange rate of the quarter.

	2008	2007
Quarter end RMB : U.S. Dollar exchange rate	7.0222	7.7409
Average quarterly RMB : U.S. Dollar exchange rate	7.1757	7.7714

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through PRC authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US dollars at the rates used in translation.

Impairment of long-lived assets

In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company periodically reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset's estimated fair value and its book value. The Company did not record any impairment charges during the three months ended March 31, 2008 or 2007.

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

MARCH 31, 2008

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

Basic and Diluted Earnings per Share

Basic Income (loss) per common share is computed by dividing income (loss) available to common shareholders by the weighted average number of shares of common stock outstanding for the periods presented. Diluted income (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then show in the income of the company, subject to anti-dilution limitations.

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

MARCH 31, 2008

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

CHINA DIRECT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008

NOTE 3 – EARNINGS (LOSS) PER SHARE

Under the provisions of SFAS 128, “Earnings Per Share”, basic income (loss) per common share is computed by dividing income (loss) available to common shareholders by the weighted average number of shares of common stock outstanding for the periods presented. Diluted income (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then show in the income of the company, subject to anti-dilution limitations.

	Quarter Ended March 31,
	2008	Per Share	2007	Per Share
Numerator:
Net earnings	$4,752,876	0.23	$1,870,869	0.14
Series A cumulative preferred stock:
Cumulative preferred stock dividend	(141,530)	(0.01)	—
Relative fair value of detachable warrants issued	(2,765,946)	(0.13)	—
Preferred stock beneficial conversion feature	(2,451,446)	(0.12)	—
Net (loss) earnings applicable to common stock holders (A)	(606,046)	(0.03)	1,870,869	0.14
Denominator:
Denominator for basic (loss) earnings per share - weighted
average number of common shares outstanding (B)	21,003,439		13,043,826
Effect of dilutive securities	—		3,172,558
Denominator for diluted (loss) earnings per share - adjusted weighted average outstanding
average number of common shares outstanding (C)	21,003,439		16,216,384
Basic and Diluted Income (loss) Per Common Share:
(Loss) earnings per share - basic (A)/(B)	(0.03)		0.14
(Loss) earnings per share - diluted (A)/(C)	(0.03)		0.12

EITF Issue No. 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128” (“EITF 03-6) requires companies with participating securities to calculate earnings per share using the two-class method. The Company’s shares of Series A Convertible Preferred Stock are considered to be participating securities as these securities are entitled to dividends declared on the Company’s Common Stock; therefore, EITF 03-6 requires the allocation of a portion of undistributed earnings to the Series A Convertible Preferred Stock in the calculation of basic earnings per share.

CHINA DIRECT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008

NOTE 4 – COMPREHENSIVE INCOME (LOSS)

Comprehensive Income (Loss) is comprised of net income and other comprehensive income (loss). Other comprehensive income (loss) refers to revenue, expenses, gains and losses that under accounting principals generally accepted in the United States are included in comprehensive income (loss) but are excluded from net income (loss) as these amounts are recorded directly as an adjustment to stockholders’ equity.

Our other comprehensive income consists of currency translation adjustments, unrealized loss on marketable securities held for sale, net of taxes and unrealized loss on marketable securities held for sale - related parties, net of taxes. The following table sets forth the computation of comprehensive income for the three month periods ended March 31, 2008 and 2007, respectively.

	March 31,
	2008	2007

Net Income	$4,752,876	$1,870,869
Foreign Currency Translation Gains	1,797,699	80,158
Unrealized loss on marketable securities held for sale, net of income taxes	(1,128,124)	(607,539)
Unrealized loss on marketable securities held for sale-related parties, net of income taxes	(462,223)	(341,458)
Comprehensive Income	$4,960,228	$1,002,030

NOTE 5 – INVENTORIES

At March 31, 2008 and December 31, 2007, inventories consisted of the following:

	March 31, 2008	December 31, 2007

Raw materials	$5,238,749	$4,217,788
Finished goods	6,813,512	1,076,198
	$12,052,261	$5,293,986

Due to the nature of our business, there is no work in progress inventory at March 31, 2008 and December 31, 2007.

CHINA DIRECT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008

NOTE 6 – PREPAID EXPENSES AND OTHER ASSETS

At March 31, 2008 and December 31, 2007, prepaid expenses and other assets consist of the following:

	March 31, 2008	December 31, 2007

Prepayments to vendors for merchandise that had not yet been shipped	$11,295,182	$11,557,231
Other receivables	3,581,254	3,043,193
Fair value of client securities received for payment of services which were assigned to executive officers	490,236	638,961
Loan receivable	569,622	—
Other assets acquired in connection with acquisition of CDI Pan Asia	143,830	138,089
VAT Tax refund available from Chinese government	49,750	143,784
Security deposits	43,163	351,279

Total	16,173,037	15,872,537

Less: Current Portion	(15,934,127)	(15,439,462)

Prepaid expenses and other assets, non-current	$238,910	$433,075

NOTE 7 – PROPERTY, PLANT AND EQUIPMENT

At March 31, 2008 and December 31, 2007, property, plant and equipment consisted of the following:

	Useful Life	March 31, 2008	December 31, 2007

Building	10-40 years	$5,192,693	$4,904,304
Manufacturing equipment	10 years	10,870,879	7,765,130
Office equipment and furniture	3-5 years	526,039	380,846
Autos and trucks	5 years	665,431	468,761
Construction in progress	N/A	4,406,494	5,069,284

Total		21,661,536	18,588,325

Less: Accumulated Depreciation		(1,004,121)	(577,801)
		$20,657,415	$18,010,524

For the three months ended March 31, 2008 and 2007, depreciation expense totaled $426,320 and $56,821, respectively.

CHINA DIRECT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008

NOTE 8 – PROPERTY RIGHTS

Property rights, consisting of mining and property use rights amounted to $572,310 and $553,304 at March 31, 2008 and December 31, 2007, respectively.

We acquired property use rights valued at $96,078, in connection with the acquisition of CDI Magnesium in February 2007. The property use rights provide for the use to certain properties located in China until February 12, 2010. We will begin to amortize the value of the property use rights when the magnesium refinery commences operations.

We acquired mining rights valued at $476,232, as of March 31, 2008, in connection with the acquisition of CDI Jixiang Metal. We will begin to amortize the value of the mining rights once CDI Jixiang Metal commences operations.

NOTE 9 – LOANS PAYABLE

Loans payable at March 31, 2008 and December 31, 2007 consisted of the following:

Description	March 31, 2008	December 31, 2007

Loan due to Shanxi Xinglong Foundry Co., Ltd. Due on demand. Non-interest bearing.	$427,217	$410,167

Loan due to Taiyuan YanKang Industrial Co., Ltd. Due on demand. Non-interest bearing.	427,217	410,167

Loan due to Xu XianJun. Due on demand. Non-interest bearing.	512,659	492,200

Loan due to China MinSheng Bank. Due July 24, 2008. 7.884% annual interest rate. Secured by Lang Chemical’s restricted cash.	712,028	—

Loan due to China Commercial Bank, dated July 3, 2007, due in quarterly installments through July 3, 2012. 8.13% annual interest rate. Secured by Lang Chemical’s property.	217,880	216,932

Loan due to JiNan Commercial Bank on October 15, 2008. 9.72% annual interest rate. Guaranteed by JiNan WuFa Boiler Co., Ltd.	71,203	68,360

Loan due to Rural Credit Union. Due on demand. 12.583% annual interest rate.	—	546,889

Total	2,368,204	2,144,715
Less: Current Portion	(2,150,324)	(1,978,142)

Loans payable, long-term	$217,880	$166,573

CHINA DIRECT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008

NOTE 10 – RELATED PARTY TRANSACTIONS

At March 31, 2008 we reflect accounts receivable–related party of $999,350 due Chang Magnesium from YiWei Magnesium for services provided during the three months ended March 31, 2008. Income generated from these services is reflected in other income for the three months ended March 31, 2008.

At March 31, 2008, we reflect prepaid expenses-related party of $7,255,604 comprised of:

–	$1,535,155 prepaid by Lang Chemical to NanTong Chemical for future delivery of inventory,
–	$3,975,320 prepaid by Chang Magnesium to YiWei Magnesium for future delivery of inventory, and
–	$1,745,129 prepaid by Golden Magnesium to Shanxi Senrun Coal Chemistry Co., Ltd. for the future delivery of gas supplies which has not yet been received.

At March 31, 2008 we reflect due from related parties of $244,692 comprised of:

–	$230,452 due Pan Asia Magnesium from Shanxi Jinyang Coal and Coke Group Co., Ltd. (“Jinyang Group”) for working capital purposes, and
–	$14,240 due CDI Metal Recycling from Zhou Weiyi, the minority interest holder, for the contribution of registered capital related to the formation of the joint venture entity.

At March 31, 2008 we reflect accounts payable–related party of $433,886 comprised of:

–	$368,671 due from Chang Magnesium to YiWei Magnesium, and
–	$65,215 due from Golden Magnesium to YiWei Magnesium.

At March 31, 2008, we reflect due to related parties of $1,483,959 due YiWei Magnesium from Golden Magnesium. YiWei Magnesium advanced the funds to Golden Magnesium for working capital purposes.

Jinyang Group, a Chinese limited liability company, holds a 49% interest of Pan Asia Magnesium. Ms. Runlian Tian is the majority owner of Jinyang Group.

NOTE 11 – STOCKHOLDERS' EQUITY

Preferred Stock

China Direct has 10,000,000 shares of preferred stock, par value $.0001, authorized, of which we designated 12,950 as our Series A Convertible Preferred Stock in February 2008. At March 31, 2008 and December 31, 2007, there were 12,950 shares and no shares of preferred stock issued and outstanding, respectively.

CHINA DIRECT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008

NOTE 11 – STOCKHOLDERS' EQUITY (Continued)

Series A Preferred Stock and Related Dividends

On February 11, 2008, we entered into a Securities Purchase Agreement with accredited investors to sell, in a private placement transaction, 12,950 shares of our Series A Convertible Preferred Stock (“Series A Preferred Stock”) together with common stock purchase warrants to purchase an aggregate of 1,850,000 shares of our common stock. At closing, we received gross proceeds of $12,950,000. The Series A Preferred Stock has a stated value per share of $1,000, carries an 8% per annum dividend rate payable quarterly in arrears and is convertible into common stock at $7.00 per share. The dividends are payable in cash or shares of our common stock, at our option, subject to certain provisions. If paid in shares of common stock, the stock shall be valued at the lower of the conversion price or the average of the weighted average price of the 10 consecutive trading days immediately preceding the dividend date. Upon conversion of the Series A Preferred Stock, we are required to pay an amount (the “Make-Whole Additional Amount”) equal to 8% of the stated value of the shares converted or redeemed — essentially an extra year’s dividend. This amount shall be paid in shares valued at the lower of the conversion price or 90% of the weighted average price of our common stock for the 10 consecutive trading days immediately preceding the date of notice.

A registration statement covering the public resale of the shares of common stock underlying the Series A Preferred Stock and the warrants, was declared effective by the Securities and Exchange Commission on April 23, 2008.

The 1,850,000 warrants issued to investors, exclusive of the 300,000 warrants issued Roth Capital as a fee, were determined to have a fair value of $2.07 per warrant with a total valuation of $3,829,500.

Inputs used in making this determination included:

–	Value of $6.83 per share of common stock
–	expected volatility factor of 90%
–	$0 dividend rate on the common stock
–	Warrant exercise price of $8.00
–	estimated time to exercise of 1 year
–	risk free rate of 2.06%

The relative fair value of the Warrants of $2,765,946 was recorded as a return to the Preferred Stockholder (dividend) by debiting Retained Earnings and crediting Additional Paid-In Capital. As the Series A Preferred Stock does not have a stated redemption date or finite life, the full value of the deemed dividend was recognized as a non-cash charge during the three months ended March 31, 2008, as required by EITF 00-27.

CHINA DIRECT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008

NOTE 11 – STOCKHOLDERS' EQUITY (Continued)

Series A Preferred Stock and Related Dividends (Continued)

In addition, under the provisions of EITF 98-5 ‘Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios’ (“EITF 98-5”), and EITF 00-27 ‘Application of Issue No. 98-5 to Certain Convertible Instruments’ (“EITF 00-27”), the Series A Preferred Stock issuance carried an embedded beneficial conversion feature at issuance. Accordingly, after first allocating the proceeds received from the Series A Preferred Stock offering to the preferred shares and detachable warrants on a relative fair value basis, we derived an intrinsic value of the conversion feature of $2,451,446. As the Series A Preferred Stock does not have a stated redemption date or finite life, the deemed dividend was recognized immediately as a non-cash charge during the three months ended March 31, 2008. This non-cash one-time preferred stock deemed dividend was calculated as the difference between the average price of the Company’s Common Stock of $6.83 per share and the calculated effective conversion price of the Series A Preferred Stock. The effective conversion price of the Series A Preferred Stock was determined with reference to the relative fair value allocation of proceeds between the Series A Preferred Stock and warrants issued. The non-cash, deemed dividend did not have an effect on net earnings or cash flows for the three months ended March 31, 2008 or have an impact on total stockholders’ equity as of that date. The estimated fair market value of the Preferred Stock warrants of $2,765,946 has been recorded as additional paid-in capital and a reduction to the recorded amount of the Series A Preferred Stock.

The Company paid Roth Capital Partners, LLC (“Roth Capital”) a fee of $1,295,000 for serving as the placement agent in the Series A Preferred Stock Offering. Roth Capital also received 300,000 common stock purchase warrants, exercisable at $8.00 per share for five years as part of their fee. As of the transaction date, the warrants granted to Roth Capital had a fair value of $2.07 per share, totaling $621,000. The warrants issued to Roth Capital have the same terms, and were valued in the same manner as the warrants issued to investors.

In addition, at closing of the Series A Preferred Stock Offering, Dr. James Wang and Messrs. Marc Siegel, David Stein and Richard Galterio, entered into lock up agreements whereby they agreed not to sell any shares of common stock beneficially owned by them for a sale price of less than $7.70 per share.

Common Stock

For the three months ended March 31, 2008 and 2007, amortization of stock based compensation amounted to $207,273 and $83,248, respectively.

During the three months ended March 31, 2008, the Company issued 25,000 shares of common stock in connection with the exercise of common stock warrants. These warrants were exercised at $4.00 per share.

CHINA DIRECT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008

NOTE 11 – STOCKHOLDERS' EQUITY (Continued)

Stock Option Plans

On August 16, 2006, our board of directors authorized the 2006 Equity Plan covering 10,000,000 shares of our common stock, which was approved by a majority of our shareholders on August 16, 2006. At December 31, 2007, and March 31, 2008 we had options to purchase an aggregate of 390,000 shares of common stock outstanding under the 2006 Equity Plan at exercise prices ranging from $2.50 to $7.50 per share.

On October 19, 2006, our board of directors authorized the 2006 Stock Plan covering 2,000,000 shares of our common stock. As the 2006 Stock Plan was not approved by our shareholders prior to October 19, 2007, we may no longer award incentive stock options under the 2006 Stock Plan and any incentive stock options previously awarded under the 2006 Stock Plan were converted into non-qualified options upon terms and conditions determined by the board of directors, as nearly as is reasonably practicable in its sole determination, to the terms and conditions of the incentive stock options being so converted. At December 31, 2007, we had options to purchase an aggregate of 1,615,000 shares of common stock outstanding under the 2006 Stock Plan at exercise prices ranging from $.01 to $5.00 per share. At March 31, 2008, we had options to purchase an aggregate of 1,740,000 shares of common stock outstanding under the 2006 Stock Plan at exercise prices ranging from $.01 to $5.00 per share.

During 2006, the Company granted 3,588,000 options to consultants and employees with vesting periods not exceeding one year and with exercise prices ranging from $0.01 to $10.00. Options granted to independent consultants pursuant to contracts are exercisable immediately, with the related fair value expenses amortized over the term of the related agreement. For the three months ended March 31, 2008, the amortization of deferred compensation expenses-options amounted to $11,000.

During the first quarter ended March 31, 2008, we granted 90,000 options to an employee with an exercise price of $7.50 per share. The options were valued on the date of grant using the Black-Scholes option-pricing model, in accordance with SFAS No. 123R using the following weighted-average assumptions: expected dividend yield 0%, risk-free interest rate of 3.28%, volatility of 98% and expected term of 3 years.

The following table sets forth the Company’s stock option activity during the three months ended March 31, 2008:

	Shares underlying options	Weighted average exercise price

Outstanding at December 31, 2006	9,843,980	$3.27
Granted	111,000	3.92
Exercised	3,014,360	1.83
Expired or cancelled	—	0
Outstanding at December 31, 2007	6,940,620	8.14
Granted	90,000	7.50
Exercised	—	0
Outstanding at March 31, 2008	7,030,620	8.13
Exercisable at March 31, 2008	5,529,620	7.65

Weighted-average exercise price of options granted during the period		$7.50

CHINA DIRECT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008

NOTE 11 – STOCKHOLDERS' EQUITY (Continued)

Stock Option Plans (Continued)

The weighted average remaining contractual life and weighted average exercise price of options outstanding at March 31, 2008, for selected exercise price ranges, is as follows:

Range of exercise prices	Number of options outstanding	Weighted Average remaining contractual life (Years)	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price of Options Exercisable

$ 0.01	1,050,000	1.90	$0.01	1,050,000	$0.01
2.25	400	6.56	2.25	400	2.25
2.50	878,640	3	2.50	878,640	2.50
3.00	75,000	3	3.00	75,000	—
5.00	1,414,000	4	5.00	1,390,000	5.00
7.50	1,477,000	5	7.50	1,375,000	—
10.00	1,375,000	6	10.00	—	—
15.00	500	0.19	15.00	500	15.00
30.00	760,000	4	30.00	760,000	30.00
56.25	80	6.67	56.25	80	56.25
	7,030,620	3.99	$8.13	5,529,620	$7.65

Common Stock Purchase Warrants

For the three months ended March 31, 2008, the Company granted 12,500 common stock purchase warrants to consultants. The warrants are exercisable immediately at an exercise price of $11.00. These warrants were valued on the date of grant using the Black-Scholes option-pricing model, in accordance with SFAS No. 123R using the following weighted-average assumptions: expected dividend yield of 0%, risk-free interest rate of 3.0%, volatility factor of 100% and expected term of 3 years. The fair value of these grants of $46,363 was recognized as selling and general and administrative expenses.

In February 2008, in connection with the $12,950,000 Series A 8% Cumulative Preferred Stock offering, we issued a total of 2,150,000 common stock purchase warrants, including 1,850,000 warrants issued to investors and 300,000 warrants issued to Roth Capital as the placement agent as part of their fee. The warrants are exercisable at $8.00 per share for a period of five years and have a fair value of $2.07 per warrant using the Black-Scholes Option-pricing model. Assumptions used in the calculation included: expected dividend yield of 0%; risk-free interest rate of 2.06%; volatility factor of 90% and expected term of 1 year.

CHINA DIRECT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008

NOTE 11 – STOCKHOLDERS' EQUITY (Continued)

Common Stock Purchase Warrants (Continued)

A summary of the status of the Company's outstanding common stock purchase warrants granted as of March 31, 2008 and changes during the period is as follows:

	Shares Underlying Warrants	Weighted Average Exercise Price

Outstanding at January 1, 2007	7,541,875	$6.89
Granted	—	—
Exercised	(4,893,563)	3.87
Expired or cancelled	—	—
Outstanding at December 31, 2007	2,648,312	8.70
Granted	2,162,500	8.02
Exercised	(25,000)	4.00
Expired or cancelled	—	—
Outstanding at March 31, 2008	4,785,812	$8.42
Exercisable at March 31, 2008	4,785,812	$8.42

The following information applies to all warrants outstanding at March 31, 2008.

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

$ 2.50	50,000	3.67	$2.50	50,000	$2.50
$ 4.00	523,750	3.53	$4.00	523,750	$4.00
$ 7.50	90,000	0.14	$7.50	90,000	$7.50
$ 8.00	2,150,000	4.87	$8.00	2,150,000	$8.00
$10.00	1,869,562	3.49	$10.00	1,869,562	$10.00
$11.00	12,500	2.79	$11.00	12,500	$11.00
$15.00	90,000	0.14	$15.00	90,000	$15.00
	4,785,812	3.99		4,785,812

CHINA DIRECT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008

NOTE 12 – SEGMENT INFORMATION

The following information is presented in accordance with SFAS No. 131, “Disclosure about segments of an Enterprise and Related Information”. For the three month period ending March 31, 2008, the Company operated in four reportable business segments as follows;

1.	Magnesium segment
–	Chang Magnesium, a 51% majority owned subsidiary of CDI China
–	Chang Trading, a wholly owned subsidiary of Chang Magnesium
–	Excel Rise, a wholly owned subsidiary of Chang Magnesium
–	CDI Magnesium, a 51% majority owned subsidiary of Capital One Resource
–	Asia Magnesium, a wholly owned subsidiary of Capital One Resource
–	Golden Magnesium, a 52% majority owned subsidiary of Asia Magnesium
–	Pan Asia Magnesium, a 51% majority owned subsidiary of CDI China
–	Baotou Changxin Magnesium, a 51% majority owned subsidiary of CDI China
–	Capital One Resource, a wholly owned subsidiary of CDI Shanghai Management A

2.	Basic Materials
–	Lang Chemical, a 51% majority owned subsidiary of CDI China
–	CDI Jingkun Zinc, a 95% majority owned subsidiary of CDI Shanghai Management
–	CDI Jixiang Metal, a wholly owned subsidiary of CDI China
–	CDI Wanda, a 51% majority owned subsidiary of CDI Clean Technology B

3.	Consulting segment
–	China Direct Investments, a wholly owned subsidiary of China Direct, Inc.
–	CDI Shanghai Management, a wholly owned subsidiary of CDI China
–	Capital One Resource, a wholly owned subsidiary of CDI Shanghai Management

4.	Clean Technology Group
–	CDI Clean Technology, a wholly owned subsidiary of CDI China, Inc.
–	CDI Wanda, a 51% majority owned subsidiary of CDI Clean Technology
–	Yantai CDI Wanda, a 52% majority owned subsidiary of CDI Wanda
–	CDI Metal Recycling, an 83% majority owned subsidiary of CDI Shanghai Management

A.	Capital One Resource generated revenues in two reporting segments, Magnesium and Consulting.
B.	CDI Wanda generated revenues in two reporting segments, Basic Materials and Clean Technology.

The Company's reportable segments are strategic business units that offer different products and services.

CHINA DIRECT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008

NOTE 12 – SEGMENT INFORMATION (Continued)

Each segment and each portfolio company is managed and reported separately based on the fundamental differences in their operations. Condensed consolidated information with respect to these reportable for the three months ended March 31, 2008 and 2007 are as follows:

For the three months ended March 31, 2008:

(In thousands)

	Magnesium	Basic Materials	Consulting	Clean Technology	Consolidated

Revenues	$43,944	$12,861	$2,318	$117	$59,240
Revenues – related party	734	—	—	—	734
	44,678	12,861	2,318	117	59,974
Interest income (expense)	(20)	—	111	—	91
Net income	3,757	248	744	4	4,753
Segment Assets	$67,413	$11,062	$25,616	$4,617	$108,708

For the three months ended March 31, 2007:

(In thousands)

	Magnesium	Basic Materials	Consulting	Clean Technology	Consolidated

Revenues	$14,416	$12,395	$1,669	$2,018	$30,498
Revenues – related party	—	—	440	—	440
	14,416	12,395	2,109	2,018	30,938
Interest income (expense)	13	(3)	20	(1)	29
Net income	433	171	1,197	70	1,871
Segment Assets	$17,698	$4,023	$7,336	$1,606	$30,663

CHINA DIRECT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008

NOTE 13 – FOREIGN OPERATIONS

As of March 31, 2008, the majority of the Company’s revenues and assets are associated with subsidiaries located in the People’s Republic of China. Assets at March 31, 2008, and March 31, 2007 as well as revenues for the three months ended March 31, 2008 and 2007 are as follows;

	March 31, 2008 (In thousands)
	United States	People’s Republic of China	Total

Revenues	$2,302	$56,938	$59,240
Revenues – related party	—	734	734
Total Revenues	2,302	57,672	59,974

Identifiable assets at March 31, 2008	$22,883	$85,824	$108,707

	March 31, 2007 (In thousands)
	United States	People’s Republic of China	Total

Revenues	$1,669	$28,829	$30,498
Revenues – related party	440	—	440
Total Revenues	2,109	28,829	30,938

Identifiable assets at March 31, 2007	$7,336	$23,327	$30,663

CHINA DIRECT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008

NOTE 14 – SUBSEQUENT EVENTS

A registration statement covering the public resale of the shares of common stock underlying the Series A Preferred Stock and the warrants issued in connection with such offering, was declared effective by the Securities and Exchange Commission on April 23, 2008.

On April 26, 2008 CDI China entered into an Investment Framework Agreement with Baotou Xinjin Magnesium Co., Ltd., a Chinese limited liability company (“Xinjin Magnesium”) to jointly invest and increase the registered capital of Xinjin Magnesium thereby forming a foreign invested enterprise (“FIE”). Under the terms of the agreement, prior to forming the FIE, Xinjin Magnesium will increase its registered capital from approximately $285,714 to approximately $4.7 million. Upon forming the FIE, CDI China will invest a total of approximately $7.3 million to obtain a 51% interest in the new entity and the current owners of Xinjin Magnesium will invest approximately $2.3 million in the form of cash and fixed assets representing the remaining 49% interest. CDI China's investment will be made over the course of two years, with approximately $4.7 million to be made on or before June 30, 2008 and the remaining approximately $2.6 million to be contributed within two years once the business license has been approved, in accordance with PRC law.

As of the date of filing this Form 10-Q, holders of our Series A Preferred Stock have converted 11,615 shares of the 12,950 shares of the Series A Preferred Stock held at March 31, 2008. As a result we have issued 1,659,375 shares of our common stock underlying the Series A Preferred Stock, 9,881 shares of common stock in payment of the accrued dividends, and 132,750 shares of common stock underlying the Make Whole Additional Amount feature of the Series A Preferred Stock.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the information contained in the unaudited consolidated financial statements of the Company and the notes thereto appearing elsewhere herein and in conjunction with the Management’s Discussion and Analysis set forth in (1) the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, and (2) the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008. Readers should carefully review the risk factors disclosed in the Company’s Form 10-K for the year ended December 31, 2007 filed on March 31, 2008.

As used in this report, the terms “Company”, “we”, “our”, “us” and “China Direct” refer to China Direct, Inc., a Florida corporation. China Direct is on a calendar year; as such the three months period ending March 31, is our first quarter. The year ended December 31, 2007 is referred to as “2007”, the year ended December 31, 2006 is referred to as “2006”, and the coming year which will end December 31, 2008 is referred to as “2008”.

OVERVIEW

China Direct (“we”, “us” or “our”) is a management and advisory services organization which owns and consults with business entities operating in the People’s Republic of China (“PRC”). We operate in two primary divisions; (i) Management Services and (ii) Advisory Services. Our Management Services division acquires controlling interest of Chinese business entities which we consolidate as either our wholly or majority owned subsidiaries. Through this ownership control, we provide management advice as well as investment capital, enabling these subsidiaries to successfully expand their businesses. Our second division, Advisory Services, provides consulting services to Chinese entities seeking access to the U.S. capital markets.

During the three months ended March 31, 2008 as compared to the three months ended March 31, 2007, we experienced dramatic growth in revenues, income and the size of our balance sheet. This growth is attributable to investments we have made during the fourth quarter of 2006 and throughout 2007 to obtain a controlling interest in several joint venture entities operating within the PRC. In the fourth quarter of 2006 and beyond we have implemented our business plan within our Management Services division. The percentage growth rate during the three months ended March 31, 2008 represents the results of the continued implementation of our business model throughout 2007 and 2008. Accordingly, inter-period comparisons between 2008 and 2007 are of limited value and should not be viewed as an indication of our year-over-year sustainable growth rate potential.

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

Our primary, but not exclusive, method of acquiring a portfolio company in the PRC is to create a foreign invested entity (“FIE”), or a joint venture entity (“JV”). Generally, to create a FIE or a JV, an application is made to the local PRC government to increase the “registered capital” of a Chinese domestic company. The Chinese domestic company will contribute its assets and we will contribute investment funds over time to satisfy this new registered capital amount. Upon receipt of the requisite government approvals, a new entity is created with our ownership percentage represented by the relative value of our registered capital contribution as compared to the new total registered capital amount. We endeavor to adhere to all rules and regulations governing foreign investment in China and for our portfolio companies to obtain all necessary governmental approvals and business licenses. The formation of these entities is subject to rules and regulations adopted by the PRC government. These regulations were revised in September of 2006. The PRC government may revise these regulations in the future. As a result, we face certain risks associated with our method of acquiring a controlling interest in these entities. We are unable to control the vast majority of these risks they could result in significant declines in our revenues and adversely affect our operations.

Within our two divisions, we maintain and report four business segments:

–	Magnesium segment
–	Basic Materials segment
–	Consulting segment
–	Clean Technology segment

Magnesium segment

–	Chang Magnesium, a 51% majority owned subsidiary of CDI China
–	Chang Trading, a wholly owned subsidiary of Chang Magnesium
–	Excel Rise, a wholly owned subsidiary of Chang Magnesium
–	CDI Magnesium, a 51% majority owned subsidiary of Capital One Resource
–	Asia Magnesium, a wholly owned subsidiary of Capital One Resource
–	Golden Magnesium, a 52% majority owned subsidiary of Asia Magnesium
–	Pan Asia Magnesium, a 51% majority owned subsidiary of CDI China
–	Baotou Changxin Magnesium, a 51% majority owned subsidiary of CDI China
–	Xinjin Magnesium, a 51% majority owned subsidiary of CDI China (1)
–	Capital One Resource, a wholly owned subsidiary of CDI Shanghai Management (2)

Our Magnesium segment is currently our largest segment by revenue and number of portfolio companies. Magnesium can be utilized in a variety of markets and applications due to the physical and mechanical properties of the element and its alloys. Global production of magnesium was estimated to be approximately 755,000 metric tons in 2007. China represents approximately 80% of the global production of magnesium. The current price of magnesium is approximately $4,500 per metric ton, which has increased from approximately $3,900 per metric ton at December 31, 2007. We believe the magnesium industry represents a significant opportunity and, accordingly, we have made significant investments to expand our operations in this segment. Since December 2006 we have invested approximately $17.8 million within our Magnesium segment. We have commitments to contribute an additional $10.0

__________________________

(1) In April 2008 CDI China entered into an agreement to acquire a 51% interest, which is expected to close on or before June 30, 2008

(2) Capital One Resource generated revenues in two reporting segments, Magnesium and Consulting million in two new joint venture entities within this segment during 2008 and 2009. During the three months ended March 31, 2008 our Magnesium segment produced, sold and/or distributed a combined 14,169 metric tons of magnesium. These amounts include product manufactured within our production facilities as well as magnesium purchased and distributed from third parties, including related parties. We estimate this segment will produce, sell and/or distribute approximately 80,000 metric tons of magnesium for the full year in 2008. While there is no assurance that we will be successful, our intention is to make additional investments to acquire controlling interest in magnesium operations to expand this segment. We currently have eight portfolio companies in our Magnesium segment.

Impact of the 2008 Beijing Olympics

Even though we are a U.S. company, the vast majority of our subsidiaries and their operations are located in the PRC. We could be adversely impacted by various policies recently adopted by the PRC which seek to minimize pollution by limiting the operation of polluting agents in advance of the Beijing Olympics to be held during August 2008. While it is not clear if the recently adopted anti-pollution policies some of which go into effect commencing on June 1, 2008 apply to our magnesium production operations, the policies could cause an interruption in the supply of the raw material and natural gas which are used in the production of magnesium. Presently our magnesium production facilities or its suppliers have not been notified of any potential interruption in its supplies as a result of these policies. As a result of the adoption of these anti-pollution policies, during the first quarter of 2008 our magnesium subsidiaries have increased inventory of raw materials and prepaid for the future delivery of gas supplies that could be affected by these policies as a measure to mitigate the impact of any possible interruption in the supply of these items.

Basic Materials segment (formerly Chemical segment)

–	Lang Chemical, a 51% majority owned subsidiary of CDI China
–	CDI Jingkun Zinc, a 95% majority owned subsidiary of CDI Shanghai Management
–	CDI Jixiang Metal, a wholly owned subsidiary of CDI China
–	CDI Wanda, a 51% majority owned subsidiary of CDI Clean Technology (3)

We estimate demand will continue to be strong for basic materials, particularly in the PRC where the economy has been expanding to meet the needs of its population. Therefore management is positioning us in this space by seeking strategic acquisitions and fostering organic growth within our current holdings. In late 2007 we acquired a controlling interest in CDI Jingkun Zinc and CDI Jixiang Metal, which intend to operate as distributors of zinc and lead within China. These two entities along with Lang Chemical and CDI Wanda comprise our Basic Material segment.

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

CDI Jingkun Zinc intends to distribute zinc concentrate which is the material utilized in the processing of zinc metal and zinc alloy products. CDI Jingkun Zinc expects to commence operations in the third quarter of 2008. CDI Jixiang Metal, formed in August 2004, intends to operate as a manufacturer and distributor of zinc and lead. Zinc concentrate is employed in the production of zinc metal and zinc alloys. Lead concentrate is used in the production of lead metal and lead alloys. CDI Jixiang Metal expects to commence operations in September 2008.

During the three months ended March 31, 2008 CDI Wanda generated revenues in two reporting segments, Basic Materials and Clean Technology. CDI Wanda generated revenues from the sale and distribution of steel products. CDI Wanda will continue to operate in two reporting segments.

__________________________

(3) CDI Wanda generate revenues in two reporting segments, Basic Materials and Clean Technology

Since October 2006, we have contributed approximately $3.0 million of investment capital to this segment.

Consulting segment

–	China Direct Investments, a wholly owned subsidiary of China Direct
–	CDI Shanghai Management, a wholly owned subsidiary of CDI China
–	Capital One Resource, a wholly owned subsidiary of CDI Shanghai Management

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

Clean Technology segment

–	CDI Clean Technology, a wholly owned subsidiary of CDI China
–	CDI Wanda, a 51% majority owned subsidiary of CDI Clean Technology
–	Yantai CDI Wanda, a 52% majority owned subsidiary of CDI Wanda
–	CDI Metal Recycling, an 83% majority owned subsidiary of CDI Shanghai Management

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

CDI Metal Recycling intends to recycle aluminum wires to create aluminum powder. Aluminum powder, depending on its mesh size, can be used in multiple industries including electronics as a conductor or dissipater of heat and electricity, metallurgy for molds and mixtures as well as metal coatings and rust proofing. Other applications include paints and coatings, chemical and metallurgical applications, propellants, explosives, and fireworks. CDI Metal Recycling is currently constructing facilities with an annual recycling capacity of 1,200 metric tons of aluminum powder, which should be operational in the last quarter of 2008.

During 2007, we have provided approximately $1.2 million of investment capital to this segment. These funds are being utilized to establish CDI Wanda’s recycling facility, expand CDI Metal Recycling plant facilities and for general working capital within this segment.

During 2008 and beyond, we face a number of challenges in growing our business, such as the continuing integration of our PRC based subsidiaries. At March 31, 2008 we had $26.8 million in cash and cash equivalents. While this amount is believed sufficient to meet our current obligations, we may need to secure additional capital to provide funds to enable each of our subsidiaries to grow their businesses and operations. We continue to work with the management of our recent acquisitions to identify strategies to maximize their potential to the consolidated group.

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

Effect of Series A Preferred Stock Offering during the quarter ended March 31, 2008

On February 11, 2008, we entered into a Securities Purchase Agreement with accredited investors to sell, in a private placement transaction, 12,950 shares of our Series A Convertible Preferred Stock (“Series A Preferred Stock”) together with common stock purchase warrants to purchase an aggregate of 1,850,000 shares of our common stock. At closing, we received gross proceeds of $12,950,000.

A registration statement covering the public resale of the shares of common stock underlying the Series A Preferred Stock and the warrants, was declared effective by the Securities and Exchange Commission on April 23, 2008.

The 1,850,000 warrants issued to investors, exclusive of 300,000 warrants issued Roth Capital as a fee, were fair valued at $2.07 per warrant with a total valuation of $3,829,500. Inputs used in this valuation included:

–	Average value of $6.83 per share, which is derived from $7.06 per share of common stock on the Closing Date and $6.60 as of the Issuance Date,
–	expected volatility factor of 90%,
–	$0 dividend rate on the common stock,
–	Warrant exercise price of $8.00,
–	estimated time to exercise of 1 year, and
–	risk free rate of 2.06%.

The relative fair value of the warrants of $2,765,946 was recorded as a return to the Preferred Stockholder (dividend) by debiting Retained Earnings and crediting Additional Paid-In Capital. As the Series A Preferred Stock does not have a stated redemption date or finite life, the dividend was recognized immediately, as required by EITF 00-27.

In addition, under the provisions of EITF 98-5 ‘Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios’ (“EITF 98-5”), and EITF 00-27’Application of Issue No. 98-5 to Certain Convertible Instruments’ (“EITF 00-27”), the Series A Preferred Stock issuance carried an embedded beneficial conversion feature at issuance. Accordingly, after first allocating the proceeds received from the Series A Preferred Stock issuance to the preferred shares and detachable warrants on a relative fair value basis, we derived an intrinsic value of the conversion feature of $2,451,446. As the Series A Preferred Stock does not have a stated redemption date or finite life, the dividend was recognized immediately as a non cash deemed dividend during the quarter ending March 31, 2008, as required by EITF 00-27. This non-cash one-time preferred stock deemed dividend was calculated as the difference between the average price of the Company’s Common Stock of $6.83 per share and the calculated effective conversion price of the Series A Preferred Stock. The effective conversion price of the Series A Preferred Stock was determined with reference to the relative fair value allocation of proceeds between the Series A Preferred Stock and Warrants issued. The non-cash preferred stock deemed dividend did not have an effect on net earnings or cash flows for the three months ended March 31, 2008 or have an impact on total stockholders’ equity as of that date. The estimated fair market value of the Preferred Stock Warrants of $2,765,946 at inception has been recorded as additional paid-in capital and a reduction to the recorded amount of the Series A Preferred Stock.

Roth Capital Partners, LLC (“Roth Capital”) served as the placement agent in the transaction. Roth Capital received $1,295,000 and 300,000 common stock purchase warrants, exercisable at $8.00 per share for five years as their fee. As of the transaction date, the warrants granted to Roth Capital had a fair value of $2.07 per share, totaling $621,000. The warrants issued to Roth Capital have the same terms, and were valued in the same manner, as the warrants issued to investors.

Presentation of Financial Statements

The presentation of the statements of operations included in Part 1, Item 1. in this Form 10-Q have been modified to allow for the reporting of deductions from net income to arrive at income (loss) applicable to common stockholders. Items reflected in our comprehensive income for the periods reported are now included in our financial notes to the unaudited financial statements included in this Form 10-Q.

RESULTS OF OPERATIONS

For the three months ended March 31, 2008 as compared to March 31, 2007

Gross revenues increased during the first quarter of 2008 as compared to the first quarter of 2007, from approximately $30.9 million to approximately $60.0 million, almost a 2 fold increase. This increase was attributable to acquisitions made during 2007. This percentage growth rate, representing an approximate 94%, is not sustainable, but rather reflects the continued implementation of our business model. Accordingly, we believe inter-period comparisons between the first quarter ending March 31, 2008 and the first quarter ending March 31, 2007 are of limited value and should not be viewed as an indication of our period-over-period sustainable growth rate potential.

During the first quarter of 2008 and 2007, revenues were generated in four identifiable segments. A summary of revenues by segment for these periods in 2008 and 2007 is as follows:

	March 31, 2008		March 31, 2007
Segment	Revenues	% of	Revenues	% of
	(in 000’s)	Revenues	(in 000’s)	Revenues

Magnesium segment	$44,678	74.5%	$14,416	46.6%
Basic Materials segment	12,861	21.4%	12,395	40.1%
Consulting segment	2,318	3.9%	2,109	6.8%
Clean Technology segment	117	0.2%	2,018	6.5%
Total Consolidated	$59,974		$30,938

Consolidated Operating Expenses

For the three months ended March 31, 2008, operating expenses increased to $1.7 million from $0.8 million for the three months ended March 31, 2007. This increase of $0.9 million is attributable to expanded operations within each of our segments. Commencing in the fourth quarter of 2006, we established our Management Services division, which contributes investment capital to acquire controlling interest in companies operating within China. Since its establishment, we have invested approximately $18.9 million within our Magnesium, Basic Materials, and Clean Technology segments to obtain controlling interest in several entities operating within the PRC. In addition, we have commitments to fund an additional $11.6 million to our Magnesium segment. We have expanded operational staff within each of these portfolio companies. In addition, in late 2007, we bolstered our U.S. based staff at the parent company level to support our expanding operations. As a result, our operating expenses increased dramatically and we expect operating expenses will continue to increase during the remainder of 2008.

The table below summarizes the consolidated operating results for the three months ended March 31, 2008 and 2007.

	Consolidated For the three months ended March 31, 2008		Consolidated For the three months ended March 31, 2007
	$ (in 000’s)%		$ (in 000’s)%

Revenues	$59,974	—	$30,939	—
Cost of revenues	49,480	82.5%	27,467	88.8%
Gross profit	10,494	17.5%	3,471	11.2%
Total operating expenses	1,700	2.8%	838	2.7%
Operating income	$8,794	14.7%	$2,634	8.5%

Segment information

In 2008, our operations were conducted in four identified reporting segments as defined in SFAS No. 131. Our operating decisions, on-site management, internal reporting and performance assessments are conducted within each identified segment. Our four reporting segments are:

–	Magnesium
–	Basic Materials
–	Consulting
–	Clean Technology

The following table summarizes our operating results for the three months ended March 31, 2008 and 2007 by segment:

	Magnesium		Basic Materials		Consulting		Clean Technology		Consolidated
(in 000’s)	2008	2007	2008	2007	2008	2007	2008	2007	2008	2007

Revenues	$43,944	$14,416	$12,861	$12,395	$2,318	$1,669	$117	$2,018	$59,240	$30,498
Revenues – related party	734	—	—	—	—	440	—	—	734	440
	44,678	14,416	12,861	12,395	2,318	2,109	117	2,018	59,974	30,938

Cost of Revenues	37,094	13,496	11,907	12,099	413	281	66	1,591	49,480	27,467
Gross Profit	7,584	920	954	296	1,905	1,828	51	427	10,494	3,471

Total operating expenses	306	84	399	37	975	427	20	290	1,700	838

Operating income (loss)	$7,278	$836	$555	$259	$930	$1,401	$31	$137	$8,794	$2,633

Magnesium segment

Revenues from our Magnesium segment totaled $44.7 million for the three months ended March 31, 2008 as compared to $14.4 million during the three months ended March 31, 2007. During the three months ended March 31, 2008 our Magnesium segment representing approximately 74.5% of our total consolidated revenues. We are in the process of increasing the capacity within this segment. While there are no assurances, we intend to increase revenues generated from the production and sale of our internally produced magnesium, although we will continue to purchase and resell magnesium in an effort to satisfy demand until we are able to meet demand through internally manufactured product.

For the three months ended March 31, 2008, cost of revenues for this segment totaled $37.1 million, which represented approximately 83% of revenues. Generally, magnesium producers earn higher gross margins on the manufacture and sale of magnesium as opposed to purchase and resale of the product. We anticipate gross margins from our Magnesium segment will continue to improve during the remainder of 2008.

Operating expenses in this segment were $306,000 or approximately 0.7% of revenues. Operating expense consists of selling expenses as well as general and administrative expenses. In 2008, we expect operating expenses will increase; however, as a percentage of revenues, we expect operating expenses to remain consistent with the 2007 levels of approximately 1.1%.

Basic Materials segment (formerly Chemical segment)

For the three months ended March 31, 2008, revenues within our Basic Materials segment increased to $12.9 million from $12.4 million for the three months ended March 31, 2007. This increase reflects $463,300 of revenues generated by CDI Wanda. During the three months ended March 31, 2008 CDI Wanda generated revenues in two reporting segments; Basic Materials and Clean Technology.

Lang Chemical generates revenues from the sale and distribution of industrial grade synthetic chemicals, managing the logistics of the various distribution chemicals. Lang Chemical earns a commission, generally ranging from 2% to 4%, depending on the product being sold. The majority of Lang Chemical’s customers are industrial manufacturing facilities and trading companies. In 2007 Lang Chemical established new supply and distribution agreements allowing them access to obtain increased volumes which in turn they could sell to customers. Although there can be no assurances, we expect revenues at Lang Chemical to increase during 2008.

During the first quarter of 2008, CDI Wanda generated revenues in two reporting segments. CDI Wanda generated approximately $463,300 from the purchase and sale of steel to industrial manufacturing facilities and trading companies. CDI Wanda will continue to operate in two segments for the foreseeable future.

For three months ended March 31, 2008, cost of revenues at Lang Chemical was approximately 96.0% of total revenues as compared to approximately 97.6% during 2007. While there can be no assurances, we believe operating margins at Lang Chemical would continue to improve if they were to develop a manufacturing facility. Therefore, although we are not contractually committed to invest the additional working capital, our internal capital allocations for 2008 include approximately $3,000,000 to construct a manufacturing facility for Lang Chemical within this segment. Until such time this facility is operational, we anticipate gross margins from Lang Chemical will remain consistent with those reported in 2007.

Operating expenses within our Basic Materials segment include selling expenses as well as general and administrative expenses. For the first quarter of 2008, operating expenses were approximately $399,000 or approximately 3% of revenues as compared to approximately 0.3% of revenues in the first quarter of 2007. In general, operating expenses increased due to the increased volume of sales generated within the segment. As mentioned earlier we have increased our staff at most of our portfolio companies to support the expansion of their business. In 2008, we anticipate the dollar amount of operating expenses will increase to support the anticipated increase in sales volume while, as a percentage of revenues, these expenses will remain consistent with historical performance.

Consulting segment

During the first quarter of 2008, revenues within our Consulting segment increased slightly to $2.3 million. These revenues were generated from new clients as well as services rendered to existing client companies. In 2007, we increased our staff allowing our Consulting segment to provide expanded services to both new and existing client companies. We anticipate continued growth in this segment; however continued growth at the rate achieved in 2007 over 2006 is unlikely.

Cost of revenues for this segment includes direct costs we incur in rendering services to our client companies, which include business development, legal, auditing and accounting fees directly related to the particular client company. In addition, our Consulting segment may engage certain third party consultants to assist in providing contracted services to the client company; the costs of those third party consultants are included in our cost of revenues. The agreements with our client companies generally provide that the fee will cover the cost of attorneys, accounting personnel, and consultants working on behalf of the client company as well as a profit component. As these professionals generally will not provide services on a fixed fee basis, and the scope of the services necessary for a particular client company can vary from project to project, cost of revenues in this segment can ultimately be significantly higher than initially projected, which can adversely impact our gross profit margins.

The cost of revenues as a percentage of revenues was approximately 17.8% for the three months ended March 31, 2008 as compared to approximately 13.3% for the three months ended March 31, 2007. This increase is attributable to the costs associated with new projects, such as travel, research, and general due diligence efforts. If applicable, fees generated from consulting agreements with our client companies are amortized over the term of the agreement for which services are to be provided. However the costs of revenues will be expensed as incurred and, accordingly, while the revenues from contracts will be recognized ratably over the term of the agreement, the gross profit margin on revenues from these deferred revenues can vary from period to period, as evidenced by the increase in cost of revenues in period to period.

We include corporate operating expenses in the operating expenses of our Consulting segment. Operating expenses in this segment generally consist of selling, general and administrative expenses, including salaries and compensation (officers’ and employees’), professional fees, such as legal, accounting, and third party consultants, and travel expenses. Operating expenses increased approximately $548,000 during the first quarter of 2008 as compared to 2007, and were approximately 42% of our revenues within this segment as compared to approximately 20% of revenues in the comparable period in 2007. The increase reflects the increase in our infrastructure costs as we have expanded our staff. We anticipate total operating expenses for this segment will increase as we expand our operations.

We generate revenues within our Consulting segment by providing services to client companies. The consulting fees vary based upon the scope of the services to be rendered. Historically, a significant portion of the fees earned by this segment have been paid in the form of common stock or common stock purchase warrants of our client companies. These securities are valued at fair market value for the purposes of our revenue recognition. Our policy is to sell the securities received as compensation when permitted rather than hold these securities as long term investments, regardless of market conditions, in an effort to satisfy our current obligations. Primarily, all of the securities received are from small public companies and are typically restricted as to resale. We recognize revenues from such securities based on the fair value at the time common stock is granted and for common stock purchase warrants based on the Black-Scholes valuation model. The fees due or paid under the consulting agreements with our client companies are amortized over the term of the agreement for which services are provided. Our consolidated balance sheet at March 31, 2008 appearing elsewhere in this quarterly report reflects deferred revenues (under the advances from customers) which will be recognized by us during the next 12 month period, or contract duration if longer. In instances where the securities accepted for payment are issued directly to employees, we recognize the revenue represented by those securities consistent with our revenue recognition policy and the net value of those securities, after deduction of any costs of those revenues, are then deemed compensation paid to the particular employee.

Clean Technology segment

Our Clean Technology segment is engaged in the recycling industry. While we have acquired interests in several companies in 2007 within this segment, all revenues during the first quarter of 2008 were generated by CDI Wanda. As mentioned earlier, in 2008 CDI Wanda generated revenues in two operating segments. Cost of revenues was approximately 56.4% of the related revenues within the segment. Operating expenses for this segment were approximately $20,000 and consisted primarily of general and administrative expenses. These expenses represented approximately 17% of revenues, which, as a percentage of revenues, is expected to remain relatively constant in the remaining periods of 2008. This segment was created in 2007; and two of the entities within this segment are relatively new; as such it is difficult to forecast future revenues and related expenses. While there are no assurances, we do anticipate year-over-year growth in this segment, particularly in recycling applications; however, quantifying expected growth at this early stage is difficult.

Other Income (expense)

Total other income for the three months ended March 31, 2008 increased $221,730 over the three months ended March 31, 2007. This increase was attributed primarily to:

–	$90,702 within our Consulting segment representing interest income generated from cash management and short-term loans to YiWei Magnesium Group Co., and Dragon Capital ,
–	$37,409 generated from an isolated sale of waste reduction bottles by Pan Asia Magnesium,
–	$96,158 generated from service income by CDI Jingkun Zinc, and
–	$39,461 realized loss from the sale of marketable securities within our Consulting segment.

Income tax benefit (expense)

Income tax expense increased $219,908 or approximately 95% during the first quarter of 2008 primarily as a result of the increase in taxable income generated on a consolidated basis during the period.

Net income (loss)

Net income for the three months ended March 31, 2008 increased to $4.8 million. This increase is attributed to the contributions from each of our reporting segments. Specifically, our Magnesium segment contributed $3.8 million, our Basic Materials segment contributed $248,000, our Consulting segment contributed $744,000 and our Clean Technology segment contributed $4,000. These figures are adjusted for our ownership interest in the various portfolio companies within each segment.

Foreign currency translation gain

The functional currency of our subsidiaries operating in the PRC is the Chinese yuan or Renminbi (“RMB”). The financial statements of our subsidiaries are translated to U.S. dollars using period end rates of exchange for assets and liabilities, and average rates of exchange (for the period) for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations. As a result of these translations, which are a non cash adjustment, we reported a foreign currency translation gain of $1.8 million during the first quarter of 2008 as compared to $80,158 for comparable period in 2007. This non-cash gain had the effect of increasing our reported comprehensive income.

Unrealized loss on marketable securities held for sale, net of income tax

The unrealized loss on marketable securities held for sale and unrealized loss on marketable securities held for sale- related party, net of income tax, represents the change in the fair value of these securities as of the end of the financial reporting period. Unrealized gains or losses on marketable securities held for sale and unrealized gains or losses on marketable securities held for sale-related party are recognized as an element of comprehensive income in our consolidated statement of operations monthly and are valued based on changes in the fair value of the securities as quoted on national or inter-dealer stock exchanges. Once liquidated, the realized gain or loss will be reflected in our net income for the period in which the security is liquidated. Marketable securities held for sale-related party at March 31, 2008 and March 31, 2007 reflects securities held in Dragon Capital Group Corp., a related party. These marketable securities held for sale-related party represent the value of securities received as compensation for consulting services rendered. The unrealized loss is a result of fluctuations in the market price of the underlying securities. Unrealized gains or losses in marketable securities held for sale represent non-cash items, however these items can have a significant impact, positive (in the case of unrealized gains) or negative (in the case of unrealized losses), on our results of operations, once sold. Furthermore, there can be no assurance that we will ever liquidate these securities at the fair value or for any value.

Comprehensive income

Comprehensive income of approximately $5.0 million is derived from the sum of our net income of approximately $4.8 million plus foreign currency translation gains of approximately $1.8 million, less unrealized losses on marketable securities held for sale (including marketable securities held for sale-related party), net of income tax of approximately $1.6 million.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At March 31, 2008 our working capital was approximately $60.2 million as compared to approximately $40.9 million at December 31, 2007.

Our cash balance at March 31, 2008 totaled approximately $26.8 million. We have commitments which will be funded from our cash balance during the rest of the 2008, including:

–	$265,734 to be contributed to increase the registered capital of CDI Metal Recycling,
–	$2.7 million to be contributed to increase the registered capital of Baotou Changxin Magnesium, and
–	$7.3 million to be contributed to increase the registered capital of Xinjin Magnesium.

As described elsewhere herein, while we are not contractually committed to do so, we intend to provide an additional $3 million to Lang Chemical to construct a manufacturing facility. We believe this facility will allow Lang Chemical to expand its operations to include manufacturing of industrial chemicals which could improve its gross profit margins. During the rest of 2008 we also intend to provide additional investment capital to our portfolio companies to expand their operations. There is no assurance, however, that such investment capital will result in enhanced performance in any of our portfolio companies. Unless we can provide additional investment capital all of our portfolio companies will be unable to expand their operations and may be negatively impacted. Any inability on our part to secure additional investment capital during the remainder of 2008, as needed, will have a material adverse impact on our growth plans.

To fully pursue the continued implementation of our business model, which includes providing investment capital to augment the growth of our portfolio companies and expand our business through new accretive acquisitions, we will in all likelihood need to raise additional capital. Accordingly, we may need to raise additional working capital through private or public financing, although at this time, we have no specific plans to do so.

The following table provides certain selected balance sheet comparisons between March 31, 2008 and December 31, 2007. This table is particularly reflective of the change in our Company following acquisitions made during 2008.

(in 000’s)	March 31, 2008	December 31, 2007	Increase / (decrease)%

Cash	$26,830	$20,395	$6,435	32%
Marketable securities	7,074	9,136	(2,062)	(23)%
Accounts receivable, net	16,275	12,939	3,336	26%
Inventories, net	12,052	5,294	6,758	128%
Prepaid expenses and other assets	23,190	19,590	3,600	19%
Total current assets	87,236	68,642	18,594	27%
Property and equipment, net	20,657	18,011	2,646	15%
Total assets	$108,708	$88,286	$20,422	23%

Loans payable – short-term	$2,150	$1,978	$172	9%
Accounts payable and accrued expenses	7,552	10,614	(3,062)	29%
Advances from customers	9,025	6,963	2,062	30%
Other payables	6,132	4,098	2,034	50%
Due to related parties	1,484	3,137	(1,653)	nm
Total current liabilities	27,080	27,760	(680)	(2)%
Loan payable-long term	218	167	51	31%
Total liabilities	$27,298	$27,927	$(629)	(2)%

nm – not meaningful

We maintain cash balances in the United States and China. At March 31, 2008 and December 31, 2007, our cash by geographic area was as follows:

	March 31, 2008		December 31, 2007

United States	$12,423,622	46.3%	$9,942,948	48.8%
China	14,406,837	53.7%	10,451,983	51.2%
	$26,830,459	100%	$20,394,931	100%

A substantial portion of our cash balance, approximately 53.7% at March 31, 2008, is in the form of RMB held in bank accounts at financial institutions located in the PRC. Cash held in banks in the PRC is not insured. The value of cash on deposit in China of approximately $14.4 million at March 31, 2008 has been translated based on the exchange rate as of March 31, 2008. In 1996, the Chinese government introduced regulations which relaxed restrictions on the conversion of the RMB; however restrictions still remain, including but not limited to restrictions on foreign invested entities. Foreign invested entities may only buy, sell or remit foreign currencies after providing valid commercial documents at only those banks authorized to conduct foreign exchanges. Furthermore, the conversion of RMB for capital account items, including direct investments and loans, is subject to PRC government approval. Chinese entities are required to establish and maintain separate foreign exchange accounts for capital account items. We cannot be certain Chinese regulatory authorities will not impose more stringent restrictions on the convertibility of the RMB, especially with respect to foreign exchange transactions. Accordingly, cash on deposit in banks in the PRC is not readily deployable by us for purposes outside of China.

Our current assets at March 31, 2008 increased $18.6 million, or approximately 27%, from December 31, 2007 and reflects increases in current asset items including cash and cash equivalents, accounts receivables, and prepaid expenses and other assets. Our current liabilities decreased by $680,328, or approximately 2.5%, at March 31, 2008 from December 31, 2007; this reflects decreases in accounts payable and accrued expenses, accounts payable-related party offset by increase in advances from customers and other payables.

As with our discussion addressing our results of operations, due to our dramatic growth between periods resulting from the implementation of our management services division, inter-period comparisons between 2008 and 2007 are limited in value.

A summary of total assets by segment at March 31, 2008 and at December 31, 2007 is as follows:

	March 31, 2008	December 31, 2007

Magnesium segment	$67,411,411	$53,009,336
Basic Materials segment	11,062,431	8,198,459
Consulting segment	25,616,382	23,473,677
Clean Technology segment	4,617,290	3,604,849

	$108,707,514	$88,286,321

The following table provides detail of selected balance sheet items by segment as of March 31, 2008.

(in 000’s)	Magnesium	Basic Materials	Consulting	Clean Technology

Accounts receivable, net	$10,889	$2,660	$2,600	$126
Inventories, net	10,335	1,717	—	—
Prepaid expenses and other current assets	17,669	4,446	1,013	62
Total current assets	28,643	6,786	48,679	3,128

Accounts payable and accrued expenses	6,055	1,139	329	29
Advances from customers	8,120	492	413	—
Other payables	3,500	803	713	1,116
Total current liabilities	15,140	3,430	5,986	2,524

Our accounts receivables, net of allowances for doubtful accounts, increased approximately $3.3 million as of March 31, 2008 from the end of 2007. This increase is directly attributed to the increase in sales across all segments, although primarily in our Magnesium segment. Our Magnesium, Basic Materials and Clean Technology segments generally offer payment terms of 90 days. Our Consulting segment generally receives full payment in advance for consulting service to be provided, upon entering into a consulting agreement.

Inventories increased approximately 128% at March 31, 2008 from December 31, 2007. This dramatic growth is due to an increase in magnesium inventories between the periods. These increases represent both the impact of increased stock piles of raw materials within our Magnesium segment. Inventory balances of magnesium accounted for 86% and 84% of consolidated inventory levels at March 31, 2008 and December 31, 2007, respectively. The Consulting segment, due to the nature of the services provided, does not maintain any inventory. For the three months ended March 31, 2008, the average turnover of inventory for the Magnesium segment it was 15 days, for the Basic Materials segment was 9 days, and for the Clean Technology segment it was 16 days.

Prepaid expenses and other assets consist of prepayments to vendors for merchandise, security deposits and, in the case of the Consulting segment, the fair value of securities received as payment for consulting services.

Advances from customers and other payables increased as of March 31, 2008 as a direct result of the overall significant increase in revenues and related operational activities. Accounts payable and accrued expenses represent payables associated with the general operation of each segment, including accrued payrolls. Advances from customers represent prepayments for products, which have not yet been shipped. Of the $9.0 million in advances from customers reflected at March 31, 2008, $8.1 million is attributable to our Magnesium segment for orders placed but not yet shipped. While there can be no assurances, we anticipate advances from customers will continue to increase in proportion to magnesium orders placed, but not yet filled.

Consolidated Statement of Cash Flows

For the three months ended March 31, 2008, our net increase in cash totaled $6.4 million and consisted of $1.2 million used in operating activities, $4.0 million used in investing activities, $10.7 million provided by financing activities, and the effect of prevailing exchange rates on our cash position of $1.0 million.

Cash Used in Operating Activities

For the three months ended March 31, 2008 cash provided by operations included an increase in consolidated accounts receivable-related parties of approximately $1.3 million, we received advances from customers of $2.1 million, and other payables increased $2.0 million. These increases in cash funds provided were more than offset by an increase in inventories of $6.8 million, an increase in prepaid expenses-related party of $3.1 million, an increase in accounts receivable of $4.8 million, an increase in accounts payable of $1.9 million and an increase in prepaid expenses-related parties of $3.1 million.

Cash Provided by Investing Activities

For the three months ended March 31, 2008, we realized $239,579 from the sale of marketable securities held for sale. These increases were partially offset by the purchase of $2.3 million in property, plant and equipment during the three months ended March 31, 2008.

Cash Provided by Financing Activities

For the three months ended March 31, 2008, we received net proceeds of approximately $11.5 million from the sale of Series A Preferred Stock, $1.0 million from related parties and $2.1 million in proceeds from loans payable. These increases in our cash balance were offset somewhat by the repayment of loans payable of $1.9 million, and a $644,160 decrease in restricted cash.

Related Party Transactions

From time to time, we engage in business transactions with related parties. Following is a brief summary of these related party transactions by segment during the three months ended March 31, 2008:

Magnesium segment: Various companies within our Magnesium segment purchase magnesium products from YiWei Magnesium or its affiliates to fill orders. YiWei Magnesium is the minority owner of Chang Magnesium and Golden Magnesium and owns interests in several companies operating within the magnesium sector. Mr. Yuwei Huang, CEO and Chairman of Chang Magnesium, Chairman of Baotou Changxin Magnesium, and Vice Chairman and CEO of Golden Magnesium, is the chairman of YiWei Magnesium.

Basic Materials segment: Lang Chemical purchases products from NanTong LangYuan Chemical Co., Ltd. (“NanTong Chemical”) for resale to customers. In addition, at March 31, 2008 we prepaid NanTong Chemical $1,535,155 for product which was not yet delivered to us as of that date. The terms under which we purchase product from NanTong Chemical include prices and payment terms which we believe we could receive from an unrelated third party.

Consulting segment: From time to time we provide consulting services to Dragon Capital Group Corp. (“Dragon Capital”). Mr. Lisheng (Lawrence) Wang, the CEO and Chairman of the Board of Dragon Capital, is the brother of Dr. James Wang, our CEO and Chairman. Prior to 2008 we generated revenues from Dragon Capital as compensation for services. At March 31, 2008 those securities are reflected on our balance sheet as Investment in marketable securities held for sale - related party with a carrying value of $760,019. As described elsewhere herein, Dragon Capital is quoted on the Pink Sheets and there is no assurance that we will ever be able to liquidate the securities for their carrying value, if at all.

Following is a summary of related party amounts held at March 31, 2008;

At March 31, 2008 we reflect accounts receivable–related party of $999,350 due Chang Magnesium from YiWei Magnesium for services provided during the three months ended March 31, 2008. Income generated from these services is reflected in other income for the three months ended March 31, 2008.

We reported net other income of $29,002 (Other income of $999,350 and against other expense of $970,348) for the three months ended March 31, 2008.

At March 31, 2008, we reflect prepaid expenses-related party of $7,255,604 comprised of:

–	$1,535,155 prepaid by Lang Chemical to NanTong Chemical for future delivery of inventory,
–	$3,975,320 prepaid by Chang Magnesium to YiWei Magnesium for future delivery of inventory, and
–	$1,745,129 prepaid by Golden Magnesium to Shanxi Senrun Coal Chemistry Co., Ltd. for the future delivery of gas supply.

At March 31, 2008 we reflect due from related parties of $244,692 comprised of:

–	$230,452 due Pan Asia Magnesium from Shanxi Jinyang Coal and Coke Group Co., Ltd. (“Jinyang Group”) for working capital purposes, and
–	$14,240 due CDI Metal Recycling from Zhou Weiyi, the minority interest holder, for the contribution of registered capital related to the formation of the joint venture entity.

At March 31, 2008 we reflect accounts payable–related party of $433,886 comprised of:

–	$368,671 due from Chang Magnesium to YiWei Magnesium, and
–	$65,215 due from Golden Magnesium to YiWei Magnesium.

At March 31, 2008, we reflect due to related parties of $1,483,959 due Yiwei Magnesium from Golden Magnesium. Yiwei Magnesium advanced the funds to Golden Magnesium for working capital purposes.

Jinyang Group, a Chinese limited liability company, holds a 49% interest of Pan Asia Magnesium. Ms. Runlian Tian is the majority owner of Jinyang Group.

Minority Interest

At March 31, 2008, our consolidated balance sheet reflects a total minority interest of $22.1 million which represents the equity portion of our subsidiaries held by minority shareholders. The following table provides information regarding the minority interest by segment:

Segment	Amount

Magnesium segment	$19,538,032
Basic Materials segment	1,236,835
Consulting segment	—
Clean Technology segment	1,293,266
Total	$22,068,133

Off Balance Sheet Arrangements

Under SEC regulations, we are required to disclose our off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, such as changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. An off-balance sheet arrangement means a transaction, agreement or contractual arrangement to which any entity that is not consolidated with us is a party, under which we have:

–	Any obligation under certain guarantee contracts;
–	Any retained or contingent interest in assets transferred to an unconsolidated entity or similar arrangement that serves as credit, liquidity or market risk support to that entity for such assets;
–

Any obligation under a contract that would be accounted for as a derivative instrument, except that it is both indexed to our stock and classified in stockholder’s equity in our statement of financial position; and

–

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

A summary of significant accounting policies is included in Note 2 to the unaudited consolidated financial statements included in this quarterly report. Management believes that the application of these policies on a consistent basis enables us to provide useful and reliable financial information about our Company’s operating results and financial condition.

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

Investments in Securities

We classify investments in trading securities, investments in marketable securities held for sale and investments in marketable securities held for sale-related party in accordance with SFAS No. 115. Investment in marketable securities held for sale and investments in marketable securities held for sale-related party, consisting of marketable equity securities, are stated at fair value. Unrealized gains or losses in investments in marketable securities held for sale are recognized as an element of other comprehensive income on a monthly basis based on fluctuations in the fair value of the security as quoted on national or inter-dealer stock exchanges. Realized gains or losses are recognized in the consolidated statement of operations when the securities are sold.

As mentioned above, we receive securities which include stock purchase warrants and common stock from companies as part of our compensation for services. These securities are stated at fair value in accordance with SFAS No. 115 “Accounting for Certain investments in Debt and Equity Securities” and EITF 00-8 “Accounting by a Grantee for an Equity Instrument to be Received in Conjunction with Providing Goods or Services”. Primarily, all of the securities are received from small public companies. The stock and the stock purchase warrants received are typically restricted as to resale. Our policy is to sell securities we receive as compensation rather than hold on to these securities as long term investments, regardless of market conditions in an effort to satisfy our current obligations. We recognize revenue for such common stock based on the fair value at the time common stock is granted and for stock purchase warrants based on the Black-Scholes valuation model.

Stock Based Compensation

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment”, which replaces SFAS No. 123 and supersedes APB Opinion No. 25. Under SFAS No. 123(R), companies are required to measure the compensation costs of share based compensation arrangements based on the grant date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share based compensation arrangements include stock options, restricted share plans, performance based awards, share appreciation rights and employee share purchase plans. In March 2005 the SEC issued Staff Accounting Bulletin No. 107, or “SAB 107”. SAB 107 expresses views of the staff regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides the staff’s views regarding the valuation of share based payment arrangements for public companies. SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods. On April 14, 2005, the SEC adopted a new rule amending the compliance dates for SFAS 123R. Companies may elect to apply this statement either prospectively, or on a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods under SFAS 123. Effective January 1, 2006, we fully adopted the provisions of SFAS No. 123R and related interpretations as provided by SAB 107. As such, compensation cost is measured on the date of grant as the excess of the current market price of the underlying stock over the exercise price. Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant.

Revenue Recognition

Revenue is recognized when earned. Our revenue recognition policies are in compliance with the Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) No. 104 “Revenue Recognition”. Essentially, we recognize revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured.

Our Consulting segment provides services pursuant to written agreements which vary in duration. Revenues are recognized in accordance with the terms of the agreements. Revenues in this segment are derived from a predetermined fixed fee for the services it provides to clients. The fee will vary based on the scope of the services to be provided.

A significant portion of our consulting services are paid in shares and other equity instruments issued by our clients. These instruments are classified as marketable securities on the consolidated balance sheet, if still held at the financial reporting date. These instruments are stated at fair value in accordance with the provision of Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (SFAS No.115) and EITF 00-8 “Accounting by a Grantee for an Equity Instrument to be Received in Conjunction with Providing Goods or Services”. Primarily all of the equity instruments are received from small public companies.

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FAS 115” (“Statement 159”). Statement 159 allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings. Statement 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the timing of adoption and the impact that adoption may have on its financial position and results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”). SFAS No. 141R is a revision to SFAS No. 141 and includes substantial changes to the acquisition method used to account for business combinations (formerly the “purchase accounting” method), including broadening the definition of a business, as well as revisions to accounting methods for contingent consideration and other contingencies related to the acquired business, accounting for transaction costs, and accounting for adjustments to provisional amounts recorded in connection with acquisitions. SFAS No.141R retains the fundamental requirement of SFAS No. 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS No. 141R is effective for periods beginning on or after December 15, 2008, and will apply to all business combinations occurring after the effective date. The Company is currently evaluating the requirements of SFAS No. 141R.

In December 2007, the FASB also issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51, Consolidated Financial Statements”. This Statement amends ARB No. 51 to establish new standards that will govern the (1) accounting for and reporting of non-controlling interests in partially owned consolidated subsidiaries and (2) the loss of control of subsidiaries. Non-controlling interest will be reported as part of equity in the consolidated financial statements. Losses will be allocated to the non-controlling interest, and, if control is maintained, changes in ownership interests will be treated as equity transactions. Upon a loss of control, any gain or loss on the interest sold will be recognized in earnings. SFAS No. 160 is effective for periods beginning after December 15, 2008. The Company is currently evaluating the requirements of SFAS No. 160.

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

Cautionary Note Regarding Forward-Looking Information and Factors That May Affect Future Results

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand a company's future prospects and make informed investment decisions. This Quarterly Report on Form 10-Q and other written and oral statements that we make from time to time contain such forward-looking statements that set out anticipated results based on management's plans and assumptions regarding future events or performance. We have tried, wherever possible, to identify such statements by using words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," "will" and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results of current and anticipated sales efforts, expenses, the outcome of contingencies, such as legal proceedings, and financial results. A list of factors that could cause our actual results of operations and financial condition to differ materially is set forth below, and these factors are discussed in greater detail under Item 1A -- "Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007:

–	Our ability to identify and close acquisitions of operating companies in China in a cost effective manner that enhance our financial condition.
–

Our need for additional financing which we may not be able to obtain on acceptable terms, the dilutive effect additional capital raising efforts in future periods may have on our current shareholders and the increased interest expense in future periods related to additional debt financing.

–	Our ability to effectively integrate our acquisitions and to manage our growth and our inability to fully realize any anticipated benefits of acquired business.
–	The value of the equity securities we accept as compensation is subject to adjustment which could result in losses to us in future periods.
–	The Investment Company Act of 1940 which limits the value of securities we can accept as payment for our business consulting services which may limit our future revenues.
–	Our acquisition efforts in future periods may be dilutive to our then current shareholders.
–	Our dependence on certain key personnel.
–

The lack various legal protections in certain agreements to which we are a party and which are material to our operations which are customarily contained in similar contracts prepared in the United States.

–	Our ability to assure that related party transactions are fair to our company.
–	Chang Magnesium’s chief executive officer is also chief executive officer of a group of companies which directly compete with Chang Magnesium.
–	The risks and hazards inherent in the mining industry on the operations of our basic materials segment.
–	The effect of changes resulting from the political and economic policies of the Chinese government on our assets and operations located in the PRC.
–	The influence of the Chinese government over the manner in which our Chinese subsidiaries must conduct our business activities.
–	The impact on future inflation in China on economic activity in China.
–	The impact of any recurrence of severe acute respiratory syndrome, or SAR’s, or another widespread public health problem.
–	The limitation on our ability to receive and use our revenues effectively as a result of restrictions on currency exchange in China.
–	Our ability to enforce our rights due to policies regarding the regulation of foreign investments in China.
–	Our ability to comply with the United States Foreign Corrupt Practices Act which could subject us to penalties and other adverse consequences.
–	Our ability to establish adequate management, legal and financial controls in the PRC.
–	The provisions of our articles of incorporation and bylaws which may delay or prevent a takeover which may not be in the best interests of our shareholders.

We caution that the factors described herein and other factors could cause our actual results of operations and financial condition to differ materially from those expressed in any forward-looking statements we make and that investors should not place undue reliance on any such forward-looking statements. Further, any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of anticipated or unanticipated events or circumstances. New factors emerge from time to time, and it is not possible for us to predict all of such factors. Further, we cannot assess the impact of each such factor on our results of operations or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable for a smaller reporting company.

Item 4T.	Controls and Procedures.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

None

Item 1A.	Risk Factors

Risk factors describing the major risks to our business can be found under Item 1A, "Risk Factors," in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007. There has been no material change in our risk factors from those previously discussed in the Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

In January 2008 we granted a warrant to purchase 12,500 shares of our common stock at an exercise price of $11.00 per share to a consultant. The warrants had a fair value of $46,363, vest upon grant and are exercisable for a period of five years. The warrants were issued pursuant to an exemption from registration under section 4 (2) of the Securities Exchange Act of 1933.

For a description of the Company’s sale of its Series A Convertible Preferred Stock and warrants and the information required by this item, see the Company’s Form 8-K (Commission File No. 001-33694) filed on February 12, 2008 which is incorporated herein by this reference.

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Submission of Matters to a Vote of Security Holders.

None

Item 5.	Other Information.

None

Item 6.	Exhibits

No.	Description

31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/ 15d-14(a) Certification of principal financial and accounting officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of principal financial and accounting officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA DIRECT, INC.

By: /s/ Yuejian (James) Wang

Yuejian (James Wang,

Chief Executive Officer

Date: May 8, 2008

By: /s/ Yi (Jenny) Liu

Yi (Jenny) Liu,

Vice President - Finance, principal financial and accounting officer

Date: May 8, 2008