Form 10-Q
period 2008-06-30
China Direct, Inc.
filed 2008-08-07
CIK 1088787

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

Form 10-Q

[√]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission file number: 001-33694

CHINA DIRECT, INC.
(Exact name of registrant as specified in its charter)

Florida	13-3876100
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

431 Fairway Drive, Suite 200, Deerfield Beach, Florida	33441
(Address of principal executive offices)	(Zip Code)

954-363-7333
(Registrant’s telephone number, including area code)

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
Yes [√] No [  ]

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ]	Smaller reporting company	[√]
(Do not check if smaller reporting company)

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes [  ] No [√]

          Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 23,503,916 shares of common stock are issued and outstanding as of August 7, 2008.

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

INDEX OF CERTAIN DEFINED TERMS USED IN THIS REPORT

When used in this report the terms:

–	“China Direct”, “we”, “us” or “our” refers to China Direct, Inc., a Florida corporation, and our subsidiaries,

–	“China Direct Investments”, refers to China Direct Investments, Inc., a Florida corporation and a wholly owned subsidiary of China Direct,

–	“CDI China”, refers to CDI China, Inc., a Florida corporation, and a wholly owned subsidiary of China Direct,

–	“CDI Shanghai Management”, refers to CDI Shanghai Management Co., Ltd., a Chinese limited liability company and a wholly owned subsidiary of CDI China,

–	“Capital One Resource”, refers to Capital One Resource Co., Ltd., a Brunei company and a wholly owned subsidiary of CDI Shanghai Management,

–	“Lang Chemical”, refers to Shanghai Lang Chemical Co., Ltd. a Chinese limited liability company and a 51% majority owned subsidiary of CDI China,

–	“Chang Magnesium”, refers to Taiyuan Changxin Magnesium Co., Ltd., a Chinese limited liability company and a 51% majority owned subsidiary of CDI China,

–	“Chang Trading”, refers to Taiyuan Changxin YiWei Trading Co., Ltd., a Chinese limited liability company and a wholly owned subsidiary of Chang Magnesium,

–	“Excel Rise”, refers to Excel Rise Technology Co., Ltd., a Brunei company and a wholly owned subsidiary of Chang Magnesium,

–	“CDI Magnesium”, refers to CDI Magnesium Co., Ltd., a Brunei company and a 51% majority owned subsidiary of Capital One Resource,

–	“Asia Magnesium”, refers to Asia Magnesium Corporation Ltd., a Hong Kong limited liability company and a wholly owned subsidiary of Capital One Resource

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

–	“CDI Clean Technology”, refers to CDI Clean Technology Group, Inc., a Florida corporation formerly known as Jinan Alternative Energy Group Corp., and a wholly owned subsidiary of CDI China,

–	“CDI Wanda”, refers to Shandong CDI Wanda New Energy Co., Ltd., a Chinese limited liability company and a 51% majority owned subsidiary of CDI Clean Technology,

–	“Yantai CDI Wanda”, refers to Yantai CDI Wanda Renewable Resources Co., Ltd., a Chinese limited liability company and a 52% majority owned subsidiary of CDI Wanda,

–	“CDI Jingkun Zinc”, refers to CDI Jingkun Zinc Industry Co., Ltd., a Chinese limited liability company and a 95% majority owned subsidiary of CDI Shanghai Management,

–	“CDI Jixiang Metal”, refers to CDI Jixiang Metal Co., Ltd., a Chinese limited liability company and a wholly owned subsidiary of CDI China

–	“CDI Metal Recycling”, refers to Shanghai CDI Metal Recycling Co., Ltd., a Chinese limited liability company and an 83% majority owned subsidiary of CDI Shanghai Management

–	“CDI Beijing”, refers to CDI (Beijing) International Trading Co., Ltd, a Chinese limited liability company.

PART 1 - FINANCIAL INFORMATION

Item 1.	Financial Statements.

CHINA DIRECT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2008	December 31, 2007

	Unaudited
ASSETS
Current Assets:
Cash and cash equivalents	$26,424,935	$20,394,931
Investment in marketable securities available for sale	4,732,593	7,820,500
Investment in marketable securities available for sale-related party	766,019	1,315,488
Accounts receivable, net of allowance for doubtful accounts of $335,851 and $290,456 at June 30, 2008 and December 31, 2007, respectively	24,415,061	10,655,661
Accounts receivable-related parties	556,687	2,283,600
Inventories	12,286,538	5,293,986
Prepaid expenses and other current assets	21,564,895	15,439,462
Prepaid expenses-related parties	4,821,163	4,150,943
Loans receivable-related parties	1,597,305	—
Due from related parties	14,552	1,287,877

Total current assets	97,179,748	68,642,448

Restricted cash	2,874	646,970
Property, plant and equipment, net of accumulated depreciation of $1,499,088 and $577,801 at June 30, 2008 and December 31, 2007, respectively	25,650,264	18,010,524
Prepaid expenses and other assets	234,683	433,075
Property use rights, net	582,733	553,304

Total assets	$123,650,302	$88,286,321

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Loans payable-short term	$1,229,663	$1,978,142
Accounts payable and accrued expenses	11,584,094	9,649,797
Accounts payable-related parties	735,184	964,114
Notes payable-related party	—	410,167
Accrued dividends payable	20,015	—
Advances from customers	5,785,605	6,963,061
Other payables	6,229,216	4,097,716
Taxes payable	943,779	560,116
Due to related parties	576,890	3,137,233

Total current liabilities	27,104,446	27,760,346

Loans payable-long term	210,280	166,573

Minority interest	26,351,743	17,535,909

Stockholders’ Equity:

Preferred Stock: $.0001 par value, stated value $1,000 per share; 10,000,000 authorized, 1,006 shares and 0 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	1,006,250	—
Common Stock: $.0001 par value, 1,000,000,000 authorized, 23,501,056 and 20,982,010 issued and outstanding at June 30, 2008 and December 31, 2007, respectively	2,350	2,098
Additional paid-in capital	50,654,559	30,257,644
Deferred compensation	(33,000)	(55,000)
Accumulated comprehensive income	36,076	162,045
Retained earnings	18,317,598	12,456,706

Total stockholders’ equity	69,983,833	42,823,493

Total liabilities and stockholders’ equity	$123,650,302	$88,286,321

See notes to unaudited consolidated financial statements

CHINA DIRECT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2008	2007	2008	2007

Revenues	$76,215,437	$40,012,970	$135,456,235	$70,511,910
Revenues-related parties	1,344,725	440,000	2,078,646	880,000

Total revenues	77,560,162	40,452,970	137,534,881	71,391,910

Cost of revenues	64,045,927	36,742,381	113,525,741	64,209,395

Gross profit	13,514,235	3,710,589	24,009,140	7,182,515

Operating expenses:
Selling, general, and administrative	2,635,633	847,417	4,335,603	1,684,926

Operating income	10,878,602	2,863,172	19,673,537	5,497,589

Other income (expense):
Other income	102,521	371,433	296,139	381,369
Interest income	129,470	41,855	220,172	71,021
Realized gain (loss) on sale of marketable securities	3,756	206,236	(35,705)	206,236
Realized loss on sale of marketable securities-related party	—	(16,041)	—	(32,014)

Total other income	235,747	603,483	480,606	626,612

Income before income taxes and minority interest	11,114,349	3,466,655	20,154,143	6,124,201

Income tax expense	(705,176)	(522,159)	(1,157,656)	(754,731)

Income before minority interest	10,409,173	2,944,496	18,996,487	5,369,470

Minority interest	(2,894,298)	(676,754)	(6,728,736)	(1,230,859)

Net income	7,514,875	2,267,742	12,267,751	4,138,611

Deduct dividends on Series A Preferred Stock:

Preferred stock dividend	(1,047,937)	—	(1,189,467)	—

Relative fair value of detachable warrants issued	—	—	(2,765,946)	—

Preferred stock beneficial conversion feature	—	—	(2,451,446)	—

Income applicable to common stockholders	$6,466,938	$2,267,742	$5,860,892	$4,138,611

Basic and diluted income per common share after deduction in the first quarter of 2008, of noncash deemed dividends attributable to Series A Preferred Stock as described in Notes 3 & 11 of the Notes to the Unaudited Consolidated Financial Statements:

Basic	$0.29	$0.16	$0.27	$0.31

Diluted	$0.26	$0.15	$0.24	$0.27

Basic weighted average common shares outstanding	22,663,337	13,882,955	21,833,388	13,464,666

Diluted weighted average common shares outstanding	25,427,385	15,380,420	24,160,683	15,174,110

See notes to unaudited consolidated financial statements

CHINA DIRECT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,

	2008	2007

Cash flows from operating activities:
Net income	$12,267,751	$4,138,611
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	921,287	122,810
Bad debt recovery	—	(102,126)
Allowance for doubtful accounts	45,395	—
Stock based compensation	848,364	196,010
Realized gain on investment in marketable securities	35,705	(206,236)
Realized loss on investment in marketable securities-related party	—	32,014
Fair value of securities received for services	(392,942)	(3,275,450)
Minority interest	8,815,834	1,230,859
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(4,857,996)	(4,189,986)
Prepaid expenses-related parties	(670,220)	(418,875)
Inventories	(6,992,552)	4,523,227
Accounts receivable	(14,751,692)	(7,455,735)
Accounts receivable-related parties	1,726,913	—
Accounts payable and accrued expenses	2,526,304	697,606
Accounts payable-related party	(228,930)	3,145,428
Advances from customers	(1,177,456)	825,145
Other payables	2,131,500	2,940,552
Deferred income taxes	—	12,929
Income taxes payable	820,686	(71,600)

Net cash provided by operating activities	1,067,951	2,145,183

Cash flows from investing activities:
Cash acquired from acquisitions	—	55,777
Decrease in notes receivable	946,897	750,086
Increase in loans receivable	(1,060,156)	—
Increase in loans receivable-related parties	(1,597,305)	—
Proceeds from the sale of marketable securities available for sale	428,395	1,192,487
Purchases of property, plant and equipment	(7,364,599)	(152,273)

Net cash (used in) provided by investing activities	(8,646,768)	1,846,077

Cash flows from financing activities:
Decrease in restricted cash	644,096	447,713
Proceeds from loans payable	1,161,303	—
Payment of loans payable	(1,866,075)	(1,455,746)
Payments of notes payable	(592,007)	—
Payments of notes payable-related party	(410,167)	—
Payment of advances from executive officers	—	(140,893)
Due from related parties	1,273,325	(996,525)
Due to related parties	(2,560,343)	17,336
Gross proceeds from sale of preferred stock	12,950,000	—
Proceeds from exercise of warrants/options	2,782,376	3,062,500
Cash dividend payment to preferred stock holders	(141,530)
Offering expenses	(1,504,345)	—

Net cash provided by financing activities	11,736,633	934,385

EFFECT OF EXCHANGE RATE ON CASH	1,872,188	176,805

Net increase in cash	6,030,004	5,102,450

Cash, beginning of year	20,394,931	3,030,345

Cash, end of period	$26,424,935	$8,132,795

Supplemental disclosures of cash flow information:
Cash paid for taxes	$146,716	$476,995

Cash paid for interest	$169,385	$5,036

Dividend payment in stock to preferred stock shareholders	$1,027,922	$—

Non-cash preferred stock deemed dividend	$5,217,392	$—

See notes to unaudited consolidated financial statements

CHINA DIRECT, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED STATEMENTS
JUNE 30, 2008

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Business and Organization

China Direct, Inc., a Florida corporation formerly known as Evolve One, Inc., and its subsidiaries are referred to in this report as the “Company”, “we”, “us”, “our”, or “China Direct”. China Direct Investments, Inc., a Florida corporation and a wholly owned subsidiary of China Direct is referred to in this report as “China Direct Investments”. CDI China, Inc., a Florida corporation and a wholly owned subsidiary of China Direct is referred to in this report as “CDI China”.

China Direct is a management and advisory services organization which owns and consults with business entities operating in the People’s Republic of China (“PRC”). China Direct operates in two primary divisions; (i) Management Services and (ii) Advisory Services. Our Management Services division acquires controlling interests of Chinese business entities which we consolidate as either our wholly or majority owned subsidiaries. Through this ownership control, we provide management advice as well as investment capital. We refer to these subsidiaries as our portfolio companies. Our Advisory Services division provides consulting services to Chinese entities seeking access to the U.S. capital markets. We currently have service contracts with various clients who conduct business within China or seek to conduct business in China. We refer to these companies as client companies.

Our primary, but not exclusive, method of acquiring a portfolio company in the PRC is to create a foreign invested entity (“FIE”), or a joint venture entity (“JV”). Generally, to create a FIE or a JV, an application is made to the local PRC government to increase the “registered capital” of a Chinese domestic company. The Chinese domestic company will contribute assets and we will contribute investment capital. A new FIE or JV is created; our ownership is determined by the value of our capital contribution as compared to the new total registered capital amount, giving effect to the value of assets contributed. Our investments in the PRC adhere to the rules and regulations governing foreign investment in China and we obtain all relevant and necessary governmental approvals and business licenses.

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Our unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the requirements for reporting on Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. However, the information included in these interim financial statements reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full year. The consolidated balance sheet information as of December 31, 2007 was derived from the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007. These interim financial statements should be read in conjunction with our Form 10-K for the year ended December 31, 2007. Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

In January 2008, our majority owned subsidiary, CDI Wanda, formed Yantai CDI Wanda Renewable Resources Co., Ltd., a Chinese limited liability company (“Yantai CDI Wanda”) as a joint venture entity. CDI Wanda contributed $712,329 as registered capital to acquire its 52% interest. Yantai CDI Wanda is constructing and will operate a scrap tire recycling center utilizing a recycling process developed by CDI Wanda.

In February 2008, our subsidiary, CDI Shanghai Management formed Shanghai CDI Metal Recycling Co., Ltd., a Chinese limited liability company (“CDI Metal Recycling”) as a joint venture entity. CDI Shanghai Management contributed $347,222 to the registered capital of the joint venture, representing an 83% interest. CDI Metal Recycling will recycle aluminum wire into aluminum powder. CDI Metal Recycling expects to commence operations in October 2008.

In February 2008, our subsidiary, CDI China, entered into an agreement with Excel Rise and Three Harmony (Australia) Party, Ltd. (“Three Harmony”) to form Baotou Changxin Magnesium Co., Ltd., a Chinese limited liability company (“Baotou Changxin Magnesium”) as a FIE. CDI China contributed approximately $7,084,000 to the registered capital of this entity, Excel Rise $5,417,000 and Three Harmony $1,389,000, representing a 51%, 39% and 10% interest, respectively. Baotou Changxin Magnesium is a 51% owned subsidiary of CDI China and a 39% owned subsidiary of Excel Rise. Accordingly, China Direct holds a 70.9% interest in Baotou Changxin Magnesium. As of the date of this report, CDI China has contributed $7,084,000 to the registered capital of this entity.

CHINA DIRECT, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED STATEMENTS
JUNE 30, 2008

On April 26, 2008 CDI China entered into an Investment Framework Agreement with Baotou Xinjin Magnesium Co., Ltd., a Chinese limited liability company (“Xinjin Magnesium”) to jointly invest and increase the registered capital of Xinjin Magnesium thereby forming a foreign invested enterprise (“FIE”). Under the terms of the agreement, prior to forming the FIE, Xinjin Magnesium will increase its registered capital from approximately $285,714 to approximately $4.7 million. Upon forming the FIE, CDI China will invest a total of approximately $7.3 million to obtain a 51% interest in the new entity and the current owners of Xinjin Magnesium will invest approximately $2.3 million in the form of cash and fixed assets representing the remaining 49% interest. CDI China's investment will be made over the course of two years, once the business license has been approved, in accordance with PRC law. On August 1, 2008, CDI China and Xinjin Magnesium agreed to amend the April 26, 2008 Investment Framework Agreement to extend the date on which CDI China’s initial investment is due until December 31, 2008.

On June 20, 2008, CDI Shanghai Management entered into a Joint Venture Agreement (the “Agreement”) with Chen Chi, an individual, to form CDI (Beijing) International Trade Co., Ltd., a Chinese limited liability company (“CDI Beijing”). Under the terms of the Agreement, CDI Shanghai Management will acquire a 51% interest in CDI Beijing upon approval of a business license from the Chinese government. CDI Beijing plans to engage in the sale and distribution of steel, non ferrous metals and lumber products in China. Under the terms of the Agreement, the initial registered investment amount of CDI Beijing to be contributed by Mr. Chi and CDI Shanghai Management is an aggregate of $7.27 million. Mr. Chi and CDI Shanghai Management have subscribed to invest $3.57 million and $3.7 million, respectively, in installments over a 12 month period after approval of CDI Beijing’s business license. Chen Chi is a minority interest owner in Yantai CDI Wanda.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results when ultimately realized could differ from those estimates. Significant estimates include the allowance for doubtful accounts of accounts receivable, certain assumptions underlying the calculation of stock-based compensation, and the useful life of property, plant and equipment.

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, we consider all highly liquid investments with original maturities of three months or less to be cash equivalents. The carrying values of these investments approximate their fair value.

Concentration of Credit Risks

Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash and trade accounts receivable. We deposit our cash with high credit quality financial institutions in the United States and China. As of June 30, 2008, bank deposits in the United States exceeded federally insured limits by $1,520,009. At June 30, 2008, we had deposits of $14,536,425 in banks in China. Our deposits in China are not insured as there is no equivalent of the FDIC as in the United States. We have not experienced any losses in such bank accounts through June 30, 2008.

At June 30, 2008 and December 31, 2007, our bank deposits by geographic area were as follows:

Country	June 30, 2008		December 31, 2007

United States	$11,888,510	45%	$9,942,948	49%
China	14,536,425	55%	10,451,983	51%

Total cash and cash equivalents	$26,424,935	100%	$20,394,931	100%

In an effort to mitigate any potential risk, we periodically evaluate the credit quality of the financial institutions at which it holds deposits, both in the United States and China.

Marketable securities available for sale at June 30, 2008 and December 31, 2007 consist of the following;

Client Name	June 30, 2008		December 31, 2007

China America Holdings, Inc.	$860,840	18%	$1,828,481	23%
China Logistics Group, Inc.	2,488,250	53%	4,042,500	52%
Dragon International Group Corp.	1,012,403	21%	1,171,844	15%
Other	371,100	8%	777,675	10%

Total Marketable securities available for sale	$4,732,593	100%	$7,820,500	100%

CHINA DIRECT, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED STATEMENTS
JUNE 30, 2008

We categorize securities as investment in marketable securities available for sale and investment in marketable securities available for sale-related party. The securities of one client, Dragon Capital Group Corp., accounted for all investment in marketable securities available for sale–related party and totaled $766,019 and $1,315,488 at June 30, 2008 and December 31, 2007, respectively.

Dragon Capital Group Corp. (“Dragon Capital”) is a related party. Mr. Lisheng (Lawrence) Wang, the CEO and Chairman of the Board of Dragon Capital, is the brother of Dr. James Wang, CEO and Chairman of China Direct. These securities were issued by Dragon Capital as compensation for consulting services. Dragon Capital is a non-reporting company whose securities are quoted on the Pink Sheets, and as such, under Federal securities laws, securities of Dragon Capital cannot be readily resold by us generally, absent a registration of those securities under the Securities Act of 1933. Dragon Capital does not intend to register the securities.

Accordingly, while under generally accepted accounting principles we are required to reflect the fair market value of these securities on our consolidated balance sheet, they are not readily convertible into cash and we may never realize the carrying value of these securities.

At June 30, 2008 our consolidated balance sheet includes accounts receivable–related party of $556,687. The total amount is due from Taiyuan YiWei Magnesium Industry Co., Ltd. to our majority owned subsidiary Chang Magnesium and resulted from other income generated in the six month period ended June 30, 2008, for which payment had not yet been collected.

Yuwei Huang, CEO and Chairman of Chang Magnesium, Chairman of Baotou Changxin Magnesium, and CEO and Vice Chairman of Golden Magnesium, is the Chairman of Taiyuan YiWei Magnesium Industry Co., Ltd., a Chinese limited liability company (“YiWei Magnesium”).

Accounts receivable

Accounts receivable are reported at net realizable value. We have established an allowance for doubtful accounts based upon factors pertaining to the credit risks of specific customers, historical trends, age of the receivable and other information. Delinquent accounts are written off when it is determined that the amounts are uncollectible. At June 30, 2008 and December 31, 2007, allowances for doubtful accounts were $335,851 and $290,456, respectively.

Inventories

Inventories, consisting of raw materials and finished goods related to our products, are stated at the lower of cost or market utilizing the weighted average method.

Accounts payable-related parties

At June 30, 2008 our consolidated balance sheet reflects accounts payable–related party of $735,184, which is comprised of $640,113 and $95,071 due YiWei Magnesium for the purchase of inventory by our majority owned subsidiaries, Chang Magnesium and Golden Magnesium, respectively. At December 31, 2007 our consolidated balance sheet reflects accounts payable–related party of $964,114 comprised of $604,596 and $359,518 due YiWei Magnesium for the purchase of inventory by Chang Magnesium and Golden Magnesium, respectively.

Fair Value of Financial Instruments

As of January 1, 2008, we adopted on a prospective basis certain required provisions of Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements, as amended by Financial Accounting Standards Board (FASB) Financial Staff Position (FSP) No. 157-2, on the Effective Date of FASB Statement No. 157. Those provisions relate to our financial assets and liabilities carried at fair value and our fair value disclosures related to financial assets and

CHINA DIRECT, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED STATEMENTS
JUNE 30, 2008

liabilities. SFAS 157 defines fair value, expands related disclosure requirements and specifies a hierarchy of valuation techniques based on the nature of the inputs used to develop the fair value measures. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. There are three levels of inputs to fair value measurements - Level 1, meaning the use of quoted prices for identical instruments in active markets; Level 2, meaning the use of quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active or are directly or indirectly observable; and Level 3, meaning the use of unobservable inputs. Observable market data should be used when available.

Most, but not all, of our financial instruments are carried at fair value, including, all of our cash equivalents, investments are classified as available for sale securities and are carried at fair value, with unrealized gains and losses, net of tax. Virtually all of our valuation measurements are Level 1 measurements. The adoption of SFAS 157 did not have a significant impact on our consolidated financial statements. We did not elect to adopt SFAS 157 for acquired non-financial assets and assumed non-financial liabilities.

Marketable Securities

Through our Advisory Services division, we receive securities which include common stock and common stock purchase warrants from client companies as compensation for consulting services. We classify these securities as investments in marketable securities available for sale or investment in marketable securities available for sale-related party. These securities are stated at their fair value in accordance with SFAS #115 “Accounting for Certain Investments in Debt and Equity Securities”, and EITF 00-8 “Accounting by a Grantee for an Equity Instrument to be Received in Conjunction with Providing Goods or Services”. Unrealized gains or losses in investments in marketable securities available for sale are recognized as an element of other comprehensive income on a monthly basis based on fluctuations in the fair value of the security as quoted on an exchange or an inter-dealer quotation system. Realized gains or losses are recognized in the consolidated statement of operations when the securities are liquidated.

To date, all securities received from our client companies are quoted either on the Over the Counter Bulletin Board or the Pink Sheets. The securities are typically restricted as to resale. Our policy is to liquidate securities received as compensation when market conditions are favorable for sale. As these securities are often restricted, we are unable to liquidate these securities until the restriction is removed. We recognizes revenue for common stock based on the fair value at the time common stock is granted and for common stock purchase warrants based on the Black-Scholes valuation model. Unrealized gains or losses on marketable securities available for sale and on marketable securities available for sale-related party are recognized as an element of comprehensive income on a monthly basis based on changes in the fair value of the security as quoted on an exchange or an inter-dealer quotation system. Once liquidated, realized gains or losses on the sale of marketable securities available for sale and marketable securities available for sale-related party are reflected in our net income for the period in which the security was liquidated.

Other-than-temporary impairment of securities, securities are evaluated periodically to determine whether a decline in their value is other than temporary. Management utilizes criteria such as the magnitude and duration of the decline, in addition to the reasons underlying the decline, to determine whether the loss in value is other than temporary. The term “other than temporary” is not intended to indicate that the decline is permanent. It indicates that the prospects for a near term recovery of value are not necessarily favorable, or that there is a lack of evidence to support fair values equal to, or greater than, the carrying value of the investment. Once a decline in value is determined to be other than temporary, the value of the security is reduced and a corresponding impairment charge to earnings is recognized.

The unrealized (loss) gain on marketable securities available for sale, net of the effect of taxes, for the three months ended June 30, 2008 and 2007 was ($1,646,180) and $ 48,315, respectively. The unrealized gain (loss) on marketable securities available for sale-related party, net of the effect of taxes, for the three months ended June 30, 2008 and 2007 was $3,625 and ($214,624) respectively.

The unrealized loss on marketable securities available for sale, net of the effect of taxes, for the six months ended June 30, 2008 and 2007 was $2,774,304 and $ 559,224, respectively. The unrealized loss on marketable securities available for sale-related party, net of the effect of taxes, for the six months ended June 30, 2008 and 2007 was $458,598 and $556,082 respectively.

CHINA DIRECT, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED STATEMENTS
JUNE 30, 2008

The realized gain related to investments in marketable securities available for sale for the three months ended June 30, 2008 and 2007 was $3,756 and $206,236, respectively. Net realized loss on the sale of marketable securities available for sale-related party for the three months ended June 30, 2008 and 2007 was $0 and $16,041, respectively.

The realized (loss) gain related to investments in marketable securities available for sale for the six months ended June 30, 2008 and 2007 was ($35,705) and $206,236, respectively. Net realized loss on the sale of marketable securities available for sale-related party for the six months ended June 30, 2008 and 2007 was $0 and $32,014, respectively.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of (i) prepayments to vendors for merchandise that had not yet been shipped, (ii) the fair value of securities received from client companies associated with our Consulting segment assigned to our executive officers and employees as compensation, (iii) value added tax refunds available from the Chinese government, (iv) loans receivable and (v) other receivables. At June 30, 2008 and December 31, 2007 our consolidated balance sheets include prepaid expenses and other current assets of $21,564,895 and $15,439,462, respectively.

Prepaid expenses–related parties were $4,821,163 and $4,150,943, at June 30, 2008 and December 31, 2007, respectively. Chang Magnesium and Golden Magnesium advanced $1,917,468 and $28,544, respectively to YiWei Magnesium for the future delivery of inventory which has not yet been received. Golden Magnesium advanced $1,658,143 to Shanxi Senrun Coal Chemistry Co., Ltd., for the future supply of gas which had not yet been provided. Pan Asia Magnesium advanced $1,217,008 to Shanxi Jinyang Coal and Coke Group Co., Ltd., for the future supply of gas which had not yet been provided.

Non-current prepaid expenses and other assets consist of (i) the fair value of client company securities assigned to executive officers and employees as compensation for services to be rendered over the term of the respective consulting agreement which will be amortized beyond the twelve month period, and (ii) other assets acquired in connection with the acquisition of Pan Asia Magnesium. Accordingly, non-current prepaid expenses totaled $234,683 and $433,075 at June 30, 2008 and December 31, 2007, respectively.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost and depreciated on a straight line basis over their estimated useful lives of three to forty years. Maintenance and repairs are charged to expense as incurred. Significant renewals and improvements are capitalized.

Acquisitions

We account for acquisitions using the purchase method of accounting in accordance with SFAS No. 141. In each of our acquisitions we determined that fair values were equivalent to the acquired historical carrying costs. The estimated purchase price and the preliminary adjustments to historical book value of business entities acquired were recorded by us at the pre-acquisition carrying amount.

Advances from customers

Advances from customers represent (i) prepayments to us for merchandise that had not yet been shipped to customers of approximately $5.5 million, and (ii) the fair value of securities received as compensation which will be amortized over the term of the respective consulting agreement totaled approximately $248,900. We will recognize these advances as revenues as customers take delivery of the goods, in compliance with our revenue recognition policy. Advances from customers totaled $5,785,605 and $6,963,061 at June 30, 2008 and December 31, 2007, respectively.

Comprehensive income

We follow Statement of Financial Accounting Standards No. 130 (SFAS 130) “Reporting Comprehensive Income” to recognize the elements of comprehensive income. Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive income for the six months ended June 30, 2008 and 2007 included net income, foreign currency translation adjustments, unrealized gains or losses on marketable securities available for sale, net of income taxes, and unrealized gains or losses on marketable securities available for sale-related party, net of income taxes.

CHINA DIRECT, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED STATEMENTS
JUNE 30, 2008

Foreign currency translation

The accompanying consolidated financial statements are presented in United States dollars. The functional currency of our Chinese subsidiaries is the Renminbi, the official currency of the People’s Republic of China, (“RMB”). Capital accounts of the consolidated financial statements are translated into United States dollars from RMB at their historical exchange rates when the capital transactions occurred. Assets and liabilities are translated at the exchange rates as of the balance sheet date. Income and expenditures are translated at the average exchange rate during the six months ended June 30, 2008.

	June 30,

	2008	2007

Quarter end RMB : U.S. Dollar exchange rate	6.8718	7.6248
Average year-to-date RMB : U.S. Dollar exchange rate	7.0726	7.7299

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through PRC authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into United States dollars at the rates applied in the translation.

Impairment of long-lived assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, we periodically review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. We recognize an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the estimated fair value and the book value of the underlying asset. We did not record any impairment charges during the six months ended June 30, 2008 or 2007.

Minority interest

Under generally accepted accounting principles when losses applicable to the minority interest in a subsidiary exceed the minority interest in the equity capital of the subsidiary, the excess is not charged to the majority interest since there is no obligation of the minority interest to make good on such losses. We, therefore, absorbed all losses applicable to a minority interest where applicable. If future earnings do materialize, we shall be credited to the extent of such losses previously absorbed.

Income Taxes

We accounted for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”. SFAS No. 109 requires the recognition of deferred tax assets and liabilities to reflect the future tax consequences of events that have been recognized in our financial statements or tax returns. Measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between the financial reporting and tax basis of our assets and liabilities result in a deferred tax asset, SFAS No. 109 requires an evaluation of the probability of our being able to realize the future benefits indicated by such assets. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some or the entire deferred tax asset will not be realized.

Basic and Diluted Earnings per Share

Basic income per common share is computed by dividing income available to common shareholders by the weighted average number of shares of common stock outstanding for the periods presented. Diluted income per share reflects the potential dilution that could occur if securities were exercised or converted into common stock or other contracts to issue common stock resulted in the issuance of common stock that would then share in our income, subject to anti-dilution limitations.

CHINA DIRECT, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED STATEMENTS
JUNE 30, 2008

Revenue Recognition

We follow the guidance of the Securities and Exchange Commission’s Staff Accounting Bulletin 104 for revenue recognition. In general, we record revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured.

Stock Based Compensation

We account for the grant of stock options and restricted stock awards in accordance with SFAS 123R, “Share-Based Payment, an Amendment of FASB Statement No. 123” (“SFAS 123R”). SFAS 123R requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity based compensation.

Recent Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FAS 115”. SFAS 159 allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We have adopted SFAS 159 and determined that it had no impact as of June 30, 2008, and we will continue to evaluate the impact, if any, of SFAS 159 on its financial statements.

In December 2007, the FASB issued SFAS 141 (revised 2007), “Business Combinations”. SFAS 141R is a revision to SFAS 141 and includes substantial changes to the acquisition method used to account for business combinations (formerly the “purchase accounting” method), including broadening the definition of a business, as well as revisions to accounting methods for contingent consideration and other contingencies related to the acquired business, accounting for transaction costs, and accounting for adjustments to provisional amounts recorded in connection with acquisitions. SFAS 141R retains the fundamental requirement of SFAS 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R is effective for periods beginning on or after December 15, 2008, and will apply to all business combinations occurring after the effective date. We are currently evaluating the requirements of SFAS 141R and the impact of adoption on our consolidated financial statements.

In December 2007, the FASB issued SFAS 160, “Non-controlling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51, Consolidated Financial Statements” (“ARB 51”). This Statement amends ARB 51 to establish new standards that will govern the (1) accounting for and reporting of non-controlling interests in partially owned consolidated subsidiaries and (2) the loss of control of subsidiaries. A non-controlling interest will be reported as part of equity in the consolidated financial statements. Losses will be allocated to the non-controlling interest, and, if control is maintained, changes in ownership interests will be treated as equity transactions. Upon a loss of control, any gain or loss on the interest sold will be recognized in earnings. SFAS 160 is effective for periods beginning after December 15, 2008. We are currently evaluating the requirements of SFAS 160 and the impact of adoption on our consolidated financial statements.

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We are currently evaluating the requirements of SFAS 161 and the impact of adoption on our consolidated financial statements.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants. Additionally, FSP APB 14-1 specifies

CHINA DIRECT, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED STATEMENTS
JUNE 30, 2008

that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We will adopt FSP APB 14-1 beginning in the first quarter of fiscal 2010, and this standard must be applied on a retrospective basis. We are evaluating the impact the adoption of FSP APB 14-1 will have on our consolidated financial position and results of operations.

In May 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 162, The Hierarchy of Generally Accepted Accounting Principles. This standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principles in the United States for non-governmental entities. SFAS No. 162 is effective 60 days following approval by the U.S. Securities and Exchange Commission (“SEC”) of the Public Company Accounting Oversight Board’s amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. We do not expect SFAS No. 162 to have a material impact on the preparation of our consolidated financial statements.

On June 16, 2008, the FASB issued final Staff Position (FSP) No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” to address the question of whether instruments granted in share-based payment transactions are participating securities prior to vesting. The FSP determines that unvested share-based payment awards that contain rights to dividend payments should be included in earnings per share calculations. The guidance will be effective for fiscal years beginning after December 15, 2008. We are currently evaluating the requirements of (FSP) No. EITF 03-6-1, as well as the impact of the adoption on our consolidated financial statements.

NOTE 3 – EARNINGS (LOSS) PER SHARE

Under the provisions of SFAS 128, “Earnings Per Share”, basic income (loss) per common share is computed by dividing income (loss) available to common shareholders by the weighted average number of shares of common stock outstanding for the periods presented. Diluted income (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the income of the company, subject to anti-dilution limitations.

	Three Months Ended June 30,

	2008	Per Share	2007	Per Share

Numerator:
Net income	$7,514,875	0.33	$2,267,742	0.16
Series A preferred stock:
Preferred stock dividend	(1,047,937)	(0.05)	—
Relative fair value of detachable warrants issued	—		—
Preferred stock beneficial conversion feature	—		—

Numerator for basic EPS, Income applicable to common stock holders (A)	6,466,938	0.29	2,267,742	0.16

Plus: Income impact of assumed conversions
Preferred stock dividends – unconverted	20,015		—

Numerator for diluted EPS, Income applicable to common stock holders plus assumed conversions (*)(B)	$6,486,953	0.26	$2,267,742	0.15

Denominator:
Denominator for basic earnings per share - weighted average number of common shares outstanding (C)	22,663,337		13,882,955
Stock Awards, Options, and Warrants	2,620,298		1,497,465
Preferred stock dividends – unconverted	143,750		—

Denominator for diluted earnings per share – adjusted weighted average outstanding average number of common shares outstanding (D)	25,427,385		15,380,420

Basic and Diluted Income Per Common Share:
Earnings per share - basic (A)/(C)	$0.29		$0.16

Earnings per share - diluted (B)/(D)	$0.26		$0.15

CHINA DIRECT, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED STATEMENTS
JUNE 30, 2008

	Six Months Ended June 30,

	2008	Per Share	2007	Per Share

Numerator:
Net income	$12,267,751	0.56	$4,138,611	0.31
Series A preferred stock:
Preferred stock dividend	(1,189,467)	(0.05)	—
Relative fair value of detachable warrants issued	(2,765,946)	(0.13)	—
Preferred stock beneficial conversion feature	(2,451,446)	(0.11)	—

Numerator for basic EPS, Income applicable to common stock holders (A)	5,860,892	0.27	4,138,611	0.31

Plus: Income impact of assumed conversions
Preferred stock dividends – unconverted	31,097		—

Numerator for diluted EPS, Income applicable to common stock holders plus assumed conversions (*)(B)	$5,891,989	0.24	$4,138,611	0.27

Denominator:
Denominator for basic earnings per share - weighted average number of common shares outstanding (C)	21,833,388		13,464,666
Stock Awards, Options, and Warrants	2,215,928		1,709,444
Preferred stock dividends – unconverted	111,367		—

Denominator for diluted earnings per share – adjusted weighted average outstanding average number of common shares outstanding (D)	24,160,683		15,174,110

Basic and Diluted Income Per Common Share:
Earnings per share - basic (A)/(C)	$0.27		$0.31

Earnings per share - diluted (B)/(D)	$0.24		$0.27

* The denominator in diluted earnings per share for the three months period and six month period ended June 30, 2008 does not include assumed shares outstanding prior to conversion under the “if converted” method of 518,764 shares and 728,134 shares, respectively, as such inclusion would be anti-dilutive.

EITF Issue No. 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128” (“EITF 03-6) requires companies with participating securities to calculate earnings per share using the two-class method. Our shares of Series A Convertible Preferred Stock are considered to be participating securities as these securities are entitled to dividends declared on our common stock; therefore, EITF 03-6 requires the allocation of a portion of undistributed earnings to the Series A Convertible Preferred Stock in the calculation of basic earnings per share.

NOTE 4 – COMPREHENSIVE INCOME

Comprehensive income is comprised of net income and other comprehensive income or loss. Other comprehensive income or loss refers to revenue, expenses, gains and losses that under accounting principles generally accepted in the United States are included in comprehensive income but are excluded from net income as these amounts are recorded directly as an adjustment to stockholders’ equity.

Our other comprehensive income consists of currency translation adjustments, unrealized loss on marketable securities available for sale, net of taxes and unrealized loss on marketable securities available for sale-related party, net of taxes. The following table sets forth the computation of comprehensive income for the six month periods ended June 30, 2008 and 2007, respectively.

CHINA DIRECT, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED STATEMENTS
JUNE 30, 2008

	Three Months Ended June 30,		Six Months Ended June 30,

	2008	2007	2008	2007

Comprehensive Income

Net Income	$7,514,875	$2,267,742	$12,267,751	$4,138,611

Other Comprehensive Income (Loss)

Foreign currency translation gains	1,309,234	167,891	3,106,933	248,049
Unrealized loss on marketable securities held for sale, net of income taxes	(1,646,180)	48,315	(2,774,304)	(559,224)
Unrealized gain (loss) on marketable securities held for sale-related parties, net of income taxes	3,625	(214,624)	(458,598)	(556,082)

Total Other Comprehensive Income (Loss)	(333,321)	1,582	(125,969)	(867,257)

Total Comprehensive Income	$7,181,554	$2,269,324	$12,141,782	$3,271,354

NOTE 5 – INVENTORIES

At June 30, 2008 and December 31, 2007, inventories consisted of the following:

	June 30, 2008	December 31, 2007

Raw materials	$9,969,438	$4,217,788
Finished goods	2,317,100	1,076,198

	$12,286,538	$5,293,986

Due to the nature of our business and the short duration of the manufacturing process for our products; there is no work in progress inventory at June 30, 2008 and December 31, 2007.

NOTE 6 – PREPAID EXPENSES AND OTHER ASSETS

At June 30, 2008 and December 31, 2007, prepaid expenses and other assets consist of the following:

	June 30, 2008	December 31, 2007

Prepayments to vendors for merchandise that had not yet been shipped	$14,795,191	$11,557,231
Other receivables	4,348,620	3,043,193
Fair value of client securities received for payment of services assigned to executive officers and employees as compensation	295,775	638,961
Loans receivable	1,060,156	—
Other assets acquired in connection with acquisition of CDI Pan Asia	146,978	138,089
VAT Tax refund available from Chinese government	1,109,361	143,784
Security deposits	43,497	351,279

Total	21,799,578	15,872,537

Less: Current Portion	(21,564,895)	(15,439,462)

Prepaid expenses and other assets, non-current	$234,683	$433,075

CHINA DIRECT, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED STATEMENTS
JUNE 30, 2008

NOTE 7 – PROPERTY, PLANT AND EQUIPMENT

At June 30, 2008 and December 31, 2007, property, plant and equipment consisted of the following:

	Useful Life	June 30, 2008	December 31, 2007

Building	10-40 years	$5,335,130	$4,904,304
Manufacturing equipment	10 years	12,070,906	7,765,130
Office equipment and furniture	3-5 years	570,812	380,846
Autos and trucks	5 years	766,328	468,761
Construction in progress	N/A	8,406,176	5,069,284

Total		27,149,352	18,588,325

Less: Accumulated Depreciation		(1,499,088)	(577,801)

		$25,650,264	$18,010,524

For the three and six months ended June 30, 2008 depreciation expense totaled $494,967 and $921,287, respectively. For the three and six months ended June 30, 2007 depreciation expense totaled $65,989 and $122,810, respectively.

NOTE 8 – PROPERTY USE RIGHTS

Property use rights, consisting of mining and property use rights amounted to $582,733 and $553,304 at June 30, 2008 and December 31, 2007, respectively.

We acquired property use rights valued at $96,078, in connection with the acquisition of CDI Magnesium in February 2007. The property use rights provide for the use of certain properties located in China until February 12, 2010. We will begin to amortize the value of the property use rights when the magnesium refinery commences operations.

In connection with our acquisition of CDI Jixiang Metal in December 2007, we acquired mining rights to approximately 51 acres located in the Yongshun Kaxi Lake Mining area of China. Acquisition costs for the mining rights as of June 30, 2008 are $486,655 (RMB 3,344,193). CDI Jixiang Metal is presently in the exploration stage of its business operations and is engaged in the search of mineral deposits or reserves. We intend to conduct exploration activities on this property and have not established a reserve. There is no assurance that commercially viable mineral deposits exist on this property and further exploration will be required before a final evaluation as to the economic feasibility is determined.

Mineral property acquisition costs, site restoration costs and development costs on mineral properties with proven and probable reserves are capitalized and will be depleted using the units-of-production method over the estimated life of the reserves. If there are insufficient reserves to use as a basis for depleting such costs, they will be written off as mineral property or mineral interest impairment in the period in which the determination is made. Site restoration costs are depleted over the term of their expected life. Interest costs are capitalized on mineral properties and mineral interests in development. The development potential of mining properties is established by the existence of proven and probable reserves, reasonable assurance that the property can be permitted as an operating mine and evidence that there are no metallurgical or other impediments to the production of saleable metals.

Exploration costs incurred on mineral interests, other than acquisition costs, prior to the establishment of proven and probable reserves are charged to operations as incurred. Development costs incurred on mineral interests with proven and probable reserves will be capitalized as mineral properties. We regularly evaluate our investments in mineral interests to assess the recoverability and/or the residual value of the investments in these assets. All mineral interests and mineral properties are reviewed for impairment whenever events or circumstances change which indicate the carrying amount of an asset may not be recoverable, utilizing established guidelines based upon undiscounted future net cash flows from the asset or upon the determination that certain exploration properties do not have sufficient potential for economic mineralization.

CHINA DIRECT, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED STATEMENTS
JUNE 30, 2008

The estimates of mineral prices and operating, capital and reclamation costs, when available, are subject to certain risks and uncertainties, which may affect the recoverability of mineral property costs. Although we make our best estimates of these factors, it is possible that changes could occur in the near term, which could adversely affect the future net cash flows to be generated from our mineral properties.

NOTE 9 – LOANS PAYABLE

Loans payable at June 30, 2008 and December 31, 2007 consisted of the following:

Description	June 30, 2008	December 31, 2007

Loan due to Shanxi Xinglong Foundry Co., Ltd. Due on demand. Non-interest bearing.	$—	$410,167

Loan due to Taiyuan YanKang Industrial Co., Ltd. Due on demand. Non-interest bearing.	—	410,167

Loan due to Xu XianJun. Due on demand. Non-interest bearing.	—	492,200

Loan due to ShanXi Rural Credit Union. Due on demand. 17.18% annual interest rate.	429,291	—

Loan due to China MinSheng Bank. Due July 24, 2008. 7.89% annual interest rate. Secured by Lang Chemical’s restricted cash.	727,611	—

Loan due to China Commercial Bank, dated July 3, 2007, due in quarterly installments through July 3, 2012. 8.13% annual interest rate. Secured by Lang Chemical’s property.	210,280	216,932

Loan due to JiNan Commercial Bank due October 15, 2008. 9.72% annual interest rate. Guaranteed by JiNan WuFa Boiler Co., Ltd.	72,761	68,360

Loan due to ShanXi Rural Credit Union. Due on demand. 12.58% annual interest rate.	—	546,889

Total	1,439,943	2,144,715
Less: Current Portion	(1,229,663)	(1,978,142)

Loans payable, long-term	$210,280	$166,573

NOTE 10 – RELATED PARTY TRANSACTIONS

At June 30, 2008 we reported accounts receivable–related party of $556,687 due Chang Magnesium from YiWei Magnesium for services provided during the six months ended June 30, 2008. Income generated from these services is reflected in other income for the six months ended June 30, 2008.

At June 30, 2008, we reported prepaid expenses-related parties of $4,821,163 comprised of:

–	$1,917,468 prepaid by Chang Magnesium to YiWei Magnesium, the minority interest holder in Chang Magnesium and Golden Magnesium, for future delivery of inventory which has not yet been received,

–	$28,544 prepaid by Golden Magnesium to YiWei Magnesium for future delivery of inventory which has not yet been received,

CHINA DIRECT, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED STATEMENTS
JUNE 30, 2008

–

$1,658,143 prepaid by Golden Magnesium to Shanxi Senrun Coal Chemistry Co., Ltd., for the future supply of gas which has not yet been provided, Shanxi Senrun Coal Chemistry Co., ltd., a Chinese limited liability company, holds a 20% interest in Golden Magnesium (“Senrun Coal”), and

–

$1,217,008 prepaid by Pan Asia Magnesium to Shanxi Jinyang Coal and Coke Group Co., Ltd. for the future supply of gas supplies which has not yet been provided. Shanxi Jinyang Coal and Coke Group Co., Ltd., a Chinese limited liability company, holds a 49% interest in Pan Asia Magnesium (“Jinyang Group”).

At June 30, 2008 we reported due from related party of $14,552 due CDI Metal Recycling from Zhou Weiyi, the minority interest holder, for the contribution of registered capital related to the formation of CDI Metal Recycling.

At June 30, 2008 we reported accounts payable–related parties of $735,184 comprised of:

–	$640,113 due from Chang Magnesium to YiWei Magnesium, and

–	$95,071 due from Golden Magnesium to YiWei Magnesium.

At June 30, 2008, we reported due to related party of $576,890 due YiWei Magnesium from Golden Magnesium. YiWei Magnesium advanced funds to Golden Magnesium for working capital purposes in 2007 prior to our contribution of investment.

At June 30, 2008 we reported Loans receivable–related parties of $1,597,305 comprised of:

–	$74,216 loan receivable from Dragon Capital; and

–	$1,523,089 loan receivable from NanTong Chemical.

NanTong Chemical Co., Ltd. is a Chinese limited liability company, (“NanTong Chemical”) owned by Jingdong Chen and Qian Zhu, the two minority shareholders of Lang Chemical.

At June 30, 2008 our consolidated balance sheet includes accounts receivable–related party of $556,687. The total amount is due from Taiyuan YiWei Magnesium Industry Co., Ltd. to our majority owned subsidiary Chang Magnesium and resulted from other income generated in the six month period ended June 30, 2008, for which payment had not yet been collected.

Yuwei Huang, CEO and Chairman of Chang Magnesium, Chairman of Baotou Changxin Magnesium, and CEO and Vice Chairman of Golden Magnesium, is the Chairman of Taiyuan YiWei Magnesium Industry Co., Ltd., a Chinese limited liability company (“YiWei Magnesium”).

NOTE 11 – STOCKHOLDERS’ EQUITY

Preferred Stock

We have 10,000,000 shares of preferred stock, par value $.0001, authorized, of which we designated 12,950 as our Series A Convertible Preferred Stock in February 2008. At June 30, 2008, there were 1,006 shares of Series A Convertible Preferred Stock issued and outstanding and there were no shares of Series A Convertible Preferred Stock issued and outstanding as of December 31, 2007.

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

CHINA DIRECT, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED STATEMENTS
JUNE 30, 2008

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

A registration statement covering the public resale of the shares of common stock underlying the Series A Preferred Stock and the warrants was declared effective by the Securities and Exchange Commission on April 23, 2008.

As of June 30, 2008, holders of our Series A Preferred Stock have converted 11,944 shares of the 12,950 shares of the Series A Preferred Stock. Each share of Series A Preferred stock was convertible into 142.8541 shares of common stock. As a result of the conversion of the Series A Preferred Stock, we have issued 1,706,250 shares of our common stock, 10,346 shares of common stock in payment of the accrued dividends, and 136,500 shares of common stock, the Make Whole Additional Amount.

The 1,850,000 warrants issued to purchasers of the Series A Preferred Stock, exclusive of the 300,000 warrants issued to Roth Capital Partners, LLC (“Roth Capital”) as a fee, were determined to have a fair value of $2.07 per warrant with a total valuation of $3,829,500. Inputs used in making this determination included:

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

In addition, under the provisions of EITF 98-5 ‘Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios’ (“EITF 98-5”), and EITF 00-27 ‘Application of Issue No. 98-5 to Certain Convertible Instruments’ (“EITF 00-27”), the Series A Preferred Stock issuance carried an embedded beneficial conversion feature at issuance. Accordingly, after first allocating the proceeds received from the Series A Preferred Stock offering to the preferred shares and detachable warrants on a relative fair value basis, we derived an intrinsic value of the conversion feature of $2,451,446. As the Series A Preferred Stock does not have a stated redemption date or finite life, the deemed dividend was recognized immediately as a non-cash charge during the six months ended June 30, 2008. This non-cash one-time preferred stock deemed dividend was calculated as the difference between the average of our common stock price of $6.83 per share and the calculated effective conversion price of the Series A Preferred Stock. The effective conversion price of the Series A Preferred Stock was determined with reference to the relative fair value allocation of proceeds between the Series A Preferred Stock and Warrants issued. The non-cash deemed dividend did not have an effect on net earnings, or cash flows for the three and six months ended June 30, 2008 or have an impact on total stockholders’ equity as of that date. The estimated fair market value of the Warrants of $2,765,946 has been recorded as additional paid-in capital and a reduction to the recorded amount of the Series A Preferred Stock.

We paid Roth Capital a fee of $1,295,000 for serving as the placement agent in the Series A Preferred Stock Offering. Roth Capital also received 300,000 common stock purchase warrants, exercisable at $8.00 per share for five years as part of their fee. At February 11, 2008, the warrants granted to Roth Capital had a fair value of $2.07 per share, totaling $621,000. The warrants issued to Roth Capital have the same terms, and were valued in the same manner as the warrants issued to the purchasers of the Series A Preferred Stock.

In addition, at closing of the Series A Preferred Stock Offering, Dr. James Wang and Messrs. Marc Siegel, David Stein and Richard Galterio, entered into “lock up” agreements whereby they agreed not to sell any shares of common stock beneficially owned by them for a sale price of less than $7.70 per share.

CHINA DIRECT, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED STATEMENTS
JUNE 30, 2008

Common Stock

China Direct has 1,000,000,000 shares of common stock, par value $.0001, authorized. At June 30, 2008 there were 23,501,056 shares of common stock issued and outstanding and there were 20,982,010 shares of common stock issued and outstanding at December 31, 2007.

For the six months ended June 30, 2008 and 2007, amortization of stock based compensation amounted to $848,364 and $196,010, respectively.

During the six months ended June 30, 2008, we issued 155,000 shares of common stock in connection with the exercise of common stock warrants. Of these warrants, 25,000 were exercised at $4.00 per share; 30,000 were exercised at $7.50 per share and 100,000 were exercised at $8.00 per share.

During the six months ended June 30, 2008, we issued 510,950 shares of common stock in connection with the exercise of common stock options for net proceeds of $1,757,376. Of these options, 298,950 were exercised at $2.50 per share; 25,000 were exercised at $3.00 per share and 187,000 were exercised at $5.00 per share.

We issued 1,706,250 shares of our common stock upon conversion of the Series A Preferred Stock, 10,346 shares of common stock in payment of the accrued dividends, and 136,500 shares of common stock pursuant to the Make Whole Additional Amount feature of the Series A Preferred Stock.

A registration statement on Form S-3 covering the public sale of shares of up to $70 million of our common stock or other securities and the resale of shares of our common stock by certain selling shareholders pursuant to Rule 415 under the Securities Act of 1933 was declared effective by the Securities and Exchange Commission on August 1, 2008.

Stock Option Plans

On August 16, 2006, our board of directors authorized the 2006 Equity Plan covering 10,000,000 shares of our common stock, which was approved by a majority of our shareholders on August 16, 2006. At June 30, 2008, and December 31, 2007 there were options outstanding to purchase an aggregate of 365,000 and 390,000 shares, respectively of common stock outstanding under the 2006 Equity Plan at exercise prices ranging from $2.50 to $7.50 per share.

On October 19, 2006, our board of directors authorized the 2006 Stock Plan covering 2,000,000 shares of our common stock. As the 2006 Stock Plan was not approved by our shareholders prior to October 19, 2007, we may no longer award incentive stock options under the 2006 Stock Plan and any incentive stock options previously awarded under the 2006 Stock Plan were converted into non-qualified options upon terms and conditions determined by the board of directors, as nearly as is reasonably practicable in its sole determination, to the terms and conditions of the incentive stock options being so converted. At June 30, 2008 and December 31, 2007, there were options outstanding to purchase an aggregate of 1,993,750 and 1,615,000 shares, respectively of common stock outstanding under the 2006 Stock Plan at exercise prices ranging from $.01 to $5.00 per share.

During the six months ended June 30, 2008, we granted 115,000 options under the 2006 equity plan to employees with an exercise price of $7.50 per share, of these option, 90,000 options were canceled during the quarter ended June 30, 2008. The options were valued on the date of grant using the Black-Scholes option-pricing model, in accordance with SFAS No. 123R using the following weighted-average assumptions: expected dividend yield 0%, risk-free interest rate of 3.28%, volatility of 90% and expected term of 3 years.

On April 25, 2008, our board of directors adopted the 2008 Executive Stock Incentive Plan covering 1,000,000 shares of our common stock, which was approved by a majority vote of our shareholders on May 30, 2008. As of June 30, 2008 no awards had been made under this plan.

On April 25, 2008, our board of directors adopted the 2008 Non-Executive Stock Incentive Plan covering 3,000,000 shares of our common stock, which was approved by a majority vote of our shareholders on May 30, 2008. As of June 30, 2008 we granted 32,900 shares of restricted stock with vesting dates ranging from August 2008 to June 2010 under this plan.

CHINA DIRECT, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED STATEMENTS
JUNE 30, 2008

The following table sets forth our stock option activity during the six months ended June 30, 2008:

	Shares underlying options	Weighted average exercise price

Outstanding at December 31, 2007	6,940,620	$8.14
Granted	115,000	7.50
Exercised	(510,950)	3.44
Expired or cancelled	(90,000)	7.50

Outstanding at June 30, 2008	6,454,670	$8.51

Exercisable at June 30, 2008	5,042,670	$8.08

Weighted-average exercise price of options granted during the period		$7.50

The weighted average remaining contractual life and weighted average exercise price of options outstanding at June 30, 2008, for selected exercise price ranges, are as follows:

Range of exercise prices	Number of options outstanding	Weighted Average remaining contractual life (Years)	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price of Options Exercisable

$0.01	1,050,000	1.65	$0.01	1,050,000	$0.01
2.25	400	6.31	2.25	400	2.25
2.50	579,690	3	2.50	579,690	2.50
3.00	50,000	3	3.00	50,000	3.00
5.00	1,227,000	3	5.00	1,227,000	5.00
7.50	1,412,000	4	7.50	1,375,000	7.50
10.00	1,375,000	6	10.00	—	—
15.00	500	1.94	15.00	500	15.00
30.00	760,000	4	30.00	760,000	30.00
56.25	80	6.42	56.25	80	56.25

	6,454,670	3.83	$8.51	5,042,670	$8.08

          During the six months ended June 30, 2008, 510,950 options were exercised at an average excercise price of $3.44 per share with an intrinsic value of $2,998,055. At June 30, 2008, the aggregate intrinsic value of outstanding and exercisable options was $13,592,416.

Common Stock Purchase Warrants

During the six months ended June 30, 2008, we granted 25,000 common stock purchase warrants to consultants. The warrants are exercisable immediately at an exercise price of $11.00. These warrants were fair valued on the date of grant at $103,707 using the Black-Scholes option-pricing model, in accordance with SFAS No. 123R using the following weighted-average assumptions: expected dividend yield of 0%, risk-free interest rate of 3.0%, volatility factor of 100% and expected term of 3 years. The fair value of these grants was recognized as selling, general and administrative expenses.

In February 2008, in connection with the $12,950,000 Series A Preferred Stock offering, we issued a total of 2,150,000 common stock purchase warrants, including 1,850,000 warrants issued to investors and 300,000 warrants issued to Roth Capital as the placement agent as part of their fee. The warrants are exercisable at $8.00 per share for a period of five years and were fair valued at $2.07 per warrant using the Black-Scholes Option-pricing model. Assumptions used in the calculation included: expected dividend yield of 0%; risk-free interest rate of 2.06%; volatility factor of 90% and expected term of 1 year.

CHINA DIRECT, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED STATEMENTS
JUNE 30, 2008

A summary of the status of our outstanding common stock purchase warrants granted as of June 30, 2008 and changes during the period is as follows:

		Weighted
	Shares	Average
	Underlying	Exercise
	Warrants	Price

Outstanding at December 31, 2007	2,648,312	$8.70
Granted	2,175,000	8.03
Exercised	(155,000)	7.26
Expired or cancelled	—	—

Outstanding at June 30, 2008	4,668,312	$8.44

Exercisable at June 30, 2008	4,668,312	$8.44

The following information applies to all warrants outstanding at June 30, 2008.

	Warrants Outstanding			Warrants Exercisable

		Weighted
		Average	Weighted		Weighted
Range of		Remaining	Average		Average
Exercise		Contractual	Exercise		Exercise
Prices	Shares	Life (Years)	Price	Shares	Price

$2.50	50,000	3.42	$2.50	50,000	$2.50
4.00	523,750	3.28	4.00	523,750	4.00
7.50	60,000	1.89	7.50	60,000	7.50
8.00	2,050,000	4.62	8.00	2,050,000	8.00
10.00	1,869,562	3.24	10.00	1,869,562	10.00
11.00	25,000	2.78	11.00	25,000	11.00
15.00	90,000	1.89	15.00	90,000	15.00

	4,668,312	3.81		4,668,312

NOTE 12 – SEGMENT INFORMATION

The following information is presented in accordance with SFAS No. 131, “Disclosure about segments of an Enterprise and Related Information”. For the six month period ending June 30, 2008, we operated in four reportable business segments as follows;

1.	Magnesium segment

	–	Chang Magnesium, a 51% majority owned subsidiary of CDI China

	–	Chang Trading, a wholly owned subsidiary of Chang Magnesium

	–	Excel Rise, a wholly owned subsidiary of Chang Magnesium

	–	CDI Magnesium, a 51% majority owned subsidiary of Capital One Resource

	–	Asia Magnesium, a wholly owned subsidiary of Capital One Resource

	–	Golden Magnesium, a 52% majority owned subsidiary of Asia Magnesium

	–	Pan Asia Magnesium, a 51% majority owned subsidiary of CDI China

	–	Baotou Changxin Magnesium, a 51% majority owned subsidiary of CDI China

	–	Capital One Resource, a wholly owned subsidiary of CDI Shanghai Management A

2.	Basic Materials segment

	–	Lang Chemical, a 51% majority owned subsidiary of CDI China

	–	CDI Jingkun Zinc, a 95% majority owned subsidiary of CDI Shanghai Management

	–	CDI Jixiang Metal, a wholly owned subsidiary of CDI China

	–	CDI Wanda, a 51% majority owned subsidiary of CDI Clean Technology B

CHINA DIRECT, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED STATEMENTS
JUNE 30, 2008

3.	Consulting segment

	–	China Direct Investments, a wholly owned subsidiary of China Direct

	–	CDI Shanghai Management, a wholly owned subsidiary of CDI China

	–	Capital One Resource, a wholly owned subsidiary of CDI Shanghai Management

4.	Clean Technology segment

	–	CDI Clean Technology, a wholly owned subsidiary of CDI China

	–	CDI Wanda, a 51% majority owned subsidiary of CDI Clean Technology

	–	Yantai CDI Wanda, a 52% majority owned subsidiary of CDI Wanda

	–	CDI Metal Recycling, an 83% majority owned subsidiary of CDI Shanghai Management

A.	Capital One Resource generated revenues in two reporting segments; Magnesium and Consulting.

B.	CDI Wanda generated revenues in two reporting segments; Basic Materials and Clean Technology.

Our reportable segments are strategic business units that offer different products and services. Each segment is managed and reported separately based on the fundamental differences in their operations. Condensed consolidated information with respect to these reportable segments for the three and six months ended June 30, 2008 and 2007 are as follows:

For the three months ended June 30, 2008:
(In thousands)

	Magnesium	Basic Materials	Consulting	Clean Technology	Consolidated

Revenues	$54,320	$14,982	$6,698	$216	$76,216
Revenues – related party	1,345	—	—	—	1,345

	55,665	14,982	6,698	216	77,561

Interest income (expense)	(44)	(29)	216	(13)	130
Net income (loss)	3,000	51	4,559	(95)	7,515

Segment Assets	79,015	12,188	27,997	$4,450	$123,650

For the three months ended June 30, 2007:
(Amounts in thousands)

	Magnesium	Basic Materials	Consulting	Clean Technology	Consolidated

Revenues	$23,445	$14,324	$2,036	$209	$40,014
Revenues – related party	—	—	440	—	440

	23,445	14,324	2,476	209	40,454
Interest income (expense)	12	6	23	1	42
Net income (loss)	717	31	1,564	(44)	2,268
Segment Assets	$19,865	$5,668	$10,028	$1,703	$37,264

For the six months ended June 30, 2008:
(In thousands)

	Magnesium	Basic Materials	Consulting	Clean Technology	Consolidated

Revenues	$98,264	$27,843	$9,016	$333	$135,456
Revenues – related party	2,079	—	—	—	2,079

	100,343	27,843	9,016	333	137,535

Interest income (expense)	(64)	(29)	326	(13)	220
Net income (loss)	6,757	299	5,303	(91)	12,268
Segment Assets	$79,015	$12,188	$27,997	$4,450	$123,650

CHINA DIRECT, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED STATEMENTS
JUNE 30, 2008

For the six months ended June 30, 2007:
(In thousands)

	Magnesium	Basic Materials	Consulting	Clean Technology	Consolidated

Revenues	$37,861	$26,719	$3,705	$2,227	$70,512
Revenues – related party	—	—	880	—	880

	37,861	26,719	4,585	2,227	71,392
Interest income (expense)	25	3	43	—	71
Net income	1,150	202	2,761	26	4,139
Segment Assets	$19,865	$5,668	$10,028	$1,703	$37,264

NOTE 13 – FOREIGN OPERATIONS

As of June 30, 2008 the majority of our revenues and assets are associated with subsidiaries located in the People’s Republic of China.

Assets at June 30, 2008 and June 30, 2007 as well as revenues for the three months ended June 30, 2008 and 2007 are as follows;

	June 30, 2008 (In thousands)

	United States	People’s Republic of China	Total

Revenues	$6,632	$69,584	$76,216

Revenues – related party	—	1,345	1,345

Total Revenues	6,632	70,929	77,561

Identifiable assets at June 30, 2008	$26,557	$97,093	$123,650

	June 30, 2007 (In thousands)

	United States	People’s Republic of China	Total

Revenues	$2,036	$37,978	$40,014

Revenues – related party	440	—	440

Total Revenues	2,476	37,978	40,454

Identifiable assets at June 30, 2007	$9,805	$27,459	$37,264

Assets at June 30, 2008, and June 30, 2007 as well as revenues for the six months ended June 30, 2008 and 2007 are as follows;

	June 30, 2008 (In thousands)

	United States	People’s Republic of China	Total

Revenues	$8,934	$126,522	$135,456

Revenues – related party	—	2,079	2,079

Total Revenues	8,934	128,601	137,535

Identifiable assets at June 30, 2008	$26,557	$97,093	$123,650

CHINA DIRECT, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED STATEMENTS
JUNE 30, 2008

	June 30, 2007 (In thousands)
	United States	People’s Republic of China	Total

Revenues	$3,705	$66,807	$70,512

Revenues – related party	880	—	880
Total Revenues	4,585	66,807	71,392

Identifiable assets at June 30, 2007	$9,805	$27,459	$37,264

NOTE 14 – SUBSEQUENT EVENTS

A registration statement on Form S-3 covering the public sale of up to $70 million of shares of our common stock or other securities and the resale of shares of our common stock by certain selling shareholders pursuant to Rule 415 under the Securities Act of 1933 was declared effective by the Securities and Exchange Commission on August 1, 2008.

On August 1, 2008, CDI China and Xinjin Magnesium agreed to amend the April 26, 2008 Investment Framework Agreement entered into between CDI China and Xinjin Magnesium (the “Investment Framework Agreement”) to extend the date on which CDI China's initial investment is due until December 31, 2008.

On August 6, 2008, the Board of Directors approved an amendment to our Articles of Incorporation to effect a 1-for-26 reverse split of our common stock followed by a 26-for-1 forward split of our common stock. The proposed transaction will be carried out on a per shareholder basis. The proposed transaction is comprised of a 1 share for 26 shares reverse stock split (the “Reverse Split”), followed by a subsequent forward stock split (the “Forward Split”) pursuant to which each whole share of common stock outstanding following completion of the Reverse Split will be converted into 26 shares of common stock. Following the proposed transaction, there will be no change in our authorized common stock or the par value of our common stock. Shareholders who hold in the aggregate less than one share of common stock following the Reverse Split will not be included in the Forward Split. Rather, such shares will receive a cash payment at a price equal to the closing price of our common stock as of August 22, 2008.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the information contained in our unaudited consolidated financial statements and the notes thereto appearing elsewhere herein and in conjunction with the Management’s Discussion and Analysis set forth in our Annual Report on Form 10-K for the year ended December 31, 2007.

China Direct is on a calendar year; as such the three months period ending June 30, is our second quarter. The year ended December 31, 2007 is referred to as “2007”, the year ended December 31, 2006 is referred to as “2006”, and the coming year ending December 31, 2008 is referred to as “2008”.

OVERVIEW OF OUR PERFORMANCE AND OPERATIONS

Our Business

We are a management and advisory services organization which owns and consults with business entities operating in the People’s Republic of China (“PRC”). We operate in two primary divisions; (i) Management Services and (ii) Advisory Services. Our Management Services division acquires controlling interest of Chinese business entities which we consolidate as either our wholly or majority owned subsidiaries. Through this ownership control, we provide management advice as well as investment capital, enabling these subsidiaries to successfully expand their businesses. Our Advisory Services division provides consulting services to Chinese entities seeking access to the U.S. capital markets. As of the date of this report, our Management Services division oversees 15 subsidiaries in various industries with over 2,300 employees in the PRC. Our Advisory Services division currently has five clients which trade publicly in the U.S. markets.

Within our two divisions, we maintain and report four business segments as defined in SFAS No. 131:

–	Magnesium segment;

–	Basic Materials segment;

–	Consulting segment; and

–	Clean Technology segment.

Our Magnesium segment is currently our largest segment by revenue, profit and number of portfolio companies. Magnesium can be utilized in a variety of markets and applications due to the physical and mechanical properties of the element and its alloys. Global production of magnesium was estimated to be approximately 755,000 metric tons in 2007. China represents approximately 80% of the global production of magnesium. As of August 1, the price of magnesium on the spot market was approximately $4,280 per metric ton, which has increased from approximately $3,900 per metric ton at December 31, 2007. We believe the magnesium industry represents a significant opportunity and, accordingly, we have made significant investments to expand our operations in this segment. We currently have eight portfolio companies in our Magnesium segment.

Our Basic Materials segment includes the sale and distribution of industrial grade synthetic chemicals consisting primarily of: glacial acetic acid and acetic acid derivatives, acrylic acid and acrylic ester, vinyl acetate-ethylene (“VAE”) and polyvinyl alcohol (“PVA”). In addition, we intend to distribute zinc concentrate which is the material utilized in the processing of zinc metal and zinc alloy products pursuant to an exclusive distribution agreement once the zinc manufacturer resumes production which is expected to occur in fourth quarter of fiscal year 2008. We are constructing a zinc mining facility and upon completion, which is expected in August 2008, we plan to manufacture lead and zinc oxide products as well as distribute zinc and lead concentrate which is used in the production of zinc metal and zinc alloys. Lead concentrate is used in the production of lead metal and lead alloys.

Our Consulting segment provides services to Chinese entities seeking access to the U.S. capital markets. These services include: general business consulting, Chinese regulatory advice, translation services; formation of entities in the PRC, coordination of professional resources (i.e. legal, audit and investment banking), strategic alliances and partnerships, advice on effective means of accessing U.S. capital markets, mergers and acquisitions, coordination of Sarbanes-Oxley compliance, corporate asset evaluation and interim CFO support.

Our Clean Technology segment engages in the assembly and sale of scrap tire recycling equipment and is constructing a scrap tire recycling center. Our planned scrap tire recycling center is expected to commence production in December 2008. In addition, we are constructing an aluminum recycling facility. This facility will be capable of recycling aluminum wires that can be used to create aluminum powder used in the manufacture of a variety of applications such as a conductor or dissipater of heat and electricity, metallurgy for molds and mixtures as well as metal coatings, rust proofing, paints and coatings, chemical and metallurgical applications, propellants, explosives, and fireworks.

Our Performance

Revenues during the six months ended June 30, 2008 totaled $137.5 million, a 93% increase as compared to the six months ended June 30, 2007. During the six months ended June 30, 2008 we experienced dramatic growth in revenues, income and total assets between the periods. This growth was primarily attributable to investments we made in our magnesium segment in the latter half of 2007 to obtain a controlling interest in several joint venture entities operating within the PRC.

Our annual growth rate of over 90% is not sustainable, but rather reflects the continued implementation of the acquisition component of our business model and the completion of recent consulting transactions that may not occur in the future. Accordingly, we believe inter-period comparisons between the second quarter and six months ending June 30, 2008 and 2007 are of limited value and should not be viewed as an indication of our period-over-period sustainable growth rate potential.

During 2008 and beyond, we face a number of challenges in growing our business, such as the continuing integration of our PRC based subsidiaries. At June 30, 2008 we had $26.4 million in cash and cash equivalents. While this amount is believed sufficient to meet our current obligations, we may need to secure additional capital to provide funds to enable each of our subsidiaries to grow their businesses and operations and to take advantage of strategic opportunities. We continue to work with the management of our recent acquisitions to identify strategies to maximize their potential within their segment and to the consolidated group.

We encounter a variety of challenges that may affect our business and should be considered as described in Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2007 and in the section of this quarterly report captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations -- Cautionary Note Regarding Forward-Looking Information and Factors That May Affect Future Results”.

Impact of the 2008 Beijing Olympic. Even though we are a U.S. company, the vast majority of our subsidiaries and their operations are located in the PRC. We could be adversely impacted by various policies recently adopted by the PRC which seek to minimize pollution by limiting the operation of polluting agents in advance of the Beijing Olympics to be held during August 2008. While it is not clear if the recently adopted anti-pollution policies, some of which went into effect commencing on June 1, 2008, apply to our magnesium production operations, the policies could cause an interruption in the supply of the raw material and natural gas which are used in the production of magnesium. Presently our magnesium production facilities or its suppliers have not been notified of any potential interruption in its supplies as a result of these policies. As a result of the adoption of these anti-pollution policies, during the six months ended June 30, 2008, our magnesium subsidiaries have increased inventory of raw materials and prepaid for the future supply of gas that could be affected by these policies as a measure to mitigate the impact of any possible interruption in the supply of these items.

Presentation of Financial Statements. The presentation of the statements of operations included in Part 1, Item 1 in this Form 10-Q have been modified to allow for the reporting of deductions from net income to arrive at income (loss) applicable to common stockholders. Items reflected in our comprehensive income for the periods reported are now included in our consolidated notes to the unaudited consolidated financial statements included in this Form 10-Q.

RESULTS OF OPERATIONS

Consolidated revenues and operating expenses by segment for the second quarter and six months of 2008 and 2007 are as follows:

Consolidated Revenues

	Three months ended June 30,
	2008		2007		%
Segment	Revenues (in 000’s)	% of Revenues	Revenues (in 000’s)	% of Revenues	increase/ (decrease)

Magnesium segment	$55,665	71.8%	$23,445	58.0%	137.4%
Basic Materials segment	14,982	19.3%	14,324	35.4%	4.6%
Consulting segment	6,698	8.6%	2,476	6.1%	170.5%
Clean Technology segment	216	0.3%	209	0.5%	3.3%
Total Consolidated	$77,561	100.0%	$40,454	100.0%	91.7%

	Six months ended June 30,
	2008		2007		%
Segment	Revenues (in 000’s)	% of Revenues	Revenues (in 000’s)	% of Revenues	increase/ (decrease)

Magnesium segment	$100,343	73.0%	$37,861	53.0%	165.0%
Basic Materials segment	27,843	20.2%	26,719	37.4%	4.2%
Consulting segment	9,016	6.6%	4,585	6.4%	96.6%
Clean Technology segment	333	0.2%	2,227	3.1%	-85.0%
Total Consolidated	$137,535	100.0%	$71,392	100.0%	92.6%

Total consolidated revenues for the second quarter of 2008 were $77.6 million, an increase of 91.7% compared to the second quarter of 2007, and for the six months of 2008 were $137.5 million, an increase of 92.6% compared to the six months of 2007, due primarily to:

–	Our acquisitions of Asia Magnesium and Golden Magnesium in July 2007, Pan Asia Magnesium in September 2007 and Baotou Changxin Magnesium in February 2008;

–	Increase in the price of magnesium;

–	Production increases within our existing magnesium operations, and

–	An increase in revenues of $4.4 million from our Consulting segment.

These increases were partially offset by a decrease in revenues of $1.9 million from our Clean Technology segment.

Our consolidated revenue growth for the six months ended June 30, 2008 of 92% is not sustainable, but rather reflects the continued implementation of the acquisition component of our business model and the completion of recent consulting transactions that may not occur in the future. Accordingly, we believe inter-period comparisons between the second quarter and six months ending June 30, 2008 and 2007 are of limited value and should not be viewed as an indication of our period-over-period sustainable growth rate potential.

Consolidated Operating Income and Expenses

	Three months ended June 30,
	2008		2007		%
	$ (in 000’s)	% of Revenue	$ (in 000’s)	% of Revenue	Increase/ (decrease)

Revenues	$77,561	—	$40,454	—	91.7%
Cost of revenues	64,046	82.6%	36,742	90.8%	74.3%
Gross profit	13,515	17.4%	3,712	9.2%	264.2%
Total operating expenses	2,635	3.4%	847	2.1%	211.2%
Operating income	$10,880	14.0%	$2,865	7.1%	279.9%

	Six months ended June 30,

	2008		2007		%

	$ (in 000’s)	% of Revenue	$ (in 000’s)	% of Revenue	Increase/ (decrease)

Revenues	$137,535	—	$71,392	—	92.6%
Cost of revenues	113,526	82.5%	64,209	89.9%	76.8%
Gross profit	24,009	17.5%	7,183	10.1%	234.2%
Total operating expenses	4,335	3.2%	1,685	2.4%	157.3%

Operating income	$19,674	14.3%	$5,498	7.7%	257.8%

Total consolidated operating income for the second quarter of 2008 was $10.9 million, an increase of 280% compared to the second quarter of 2007, and for the six months of 2008 was $19.7 million, an increase of 258% compared to the six months of 2007, due primarily to the $6.3 million and $13.6 million of operating income generated by our Magnesium segment for the second quarter and six months of 2008, respectively and $4.6 million and $5.5 million of operating income from our Consulting segment for the second quarter and six months of 2008, respectively. The increases in operating income from our magnesium segment were generated by the four magnesium producing companies located within the PRC which we acquired in the second half of 2007.

Our cost of revenues for the second quarter of 2008 was $64 million, an increase of 74% compared to the second quarter of 2007, and for the six months of 2008 were $113.5 million, an increase of 77% compared to the six months of 2007. This increase was primarily due to the significantly higher sales levels in our magnesium segment. Our cost of revenues as a percentage of revenues decreased, however, by 8.2% and 7.4% for the second quarter and six months of 2008 primarily as a result of favorable purchases of raw materials in our magnesium segment, increased sales of manufactured magnesium and cost savings derived from economies of scale in our manufacturing process as a result of increased production.

Our gross profit for the second quarter of 2008 was $13.5 million, an increase of 264% compared to the second quarter of 2007, and for the six months of 2008 was $24 million, an increase of 234% compared to the six months of 2007. These increases are attributable to the higher income generated by our magnesium segment and consulting segment and the reduction in the cost of revenues as a percentage of revenues in our magnesium segment.

Segment Information

A summary of our operating results, by segment, for the second quarter and six months periods of 2008 and 2007 are as follows:

Three months ended June 30, 2008 and 2007:

	Magnesium		Basic Materials		Consulting		Clean Technology		Consolidated

(in 000’s)	2008	2007	2008	2007	2008	2007	2008	2007	2008	2007

Revenues	$54,320	$23,445	$14,982	$14,324	$6,698	$2,036	$216	$209	$76,216	$40,014

Revenues – related party	1,345	—	—	—	—	440	—	—	1,345	440

	55,665	23,445	14,982	14,324	6,698	2,476	216	209	77,561	40,454

Cost of Revenues	48,845	22,010	14,609	14,013	440	518	152	201	64,046	36,742

Gross Profit	6,820	1,435	373	311	6,258	1,958	64	8	13,515	3,712

Total operating expenses	506	101	295	171	1,661	500	173	75	2,635	847

Operating income (loss)	$6,314	$1,334	$78	$140	$4,597	$1,458	$(109)	$(67)	$10,880	$2,865

Six months ended June 30, 2008 and 2007:

	Magnesium		Basic Materials		Consulting		Clean Technology		Consolidated

(in 000’s)	2008	2007	2008	2007	2008	2007	2008	2007	2008	2007

Revenues	$98,264	$37,861	$27,843	$26,719	$9,016	$3,705	$333	$2,227	$135,456	$70,512

Revenues – related party	2,079	—	—	—	—	880	—	—	2,079	880

	100,343	37,861	27,843	26,719	9,016	4,585	333	2,227	137,535	71,392

Cost of Revenues	85,939	35,506	26,516	26,112	853	799	218	1,792	113,526	64,209

Gross Profit	14,404	2,355	1,327	607	8,163	3,786	115	435	24,009	7,183

Total operating expenses	812	185	694	208	2,636	927	193	365	4,335	1,685

Operating income (loss)	$13,592	$2,170	$633	$399	$5,527	$2,859	$(78)	$70	$19,674	$5,498

Magnesium Segment Operating Results

Revenues. Magnesium segment revenues for the second quarter of 2008 were $55.7 million, an increase of 137.4% compared to the second quarter of 2007, and for the six months of 2008 were $100.3 million, an increase of 165% compared to the six months of 2007, due primarily to our acquisitions of Asia Magnesium and Golden Magnesium in July 2007, Pan Asia Magnesium in September 2007 and Baotou Changxin Magnesium in February 2008.

Cost of Revenues. Magnesium segment cost of revenues as a percentage of revenues for the second quarter of 2008 was 88%, a decrease of 6% compared to the second quarter of 2007. For the six months of 2008 cost of revenues was 86%, a decrease of 8%. These decreases were due primarily to favorable purchases of raw materials, increased sales of magnesium we manufactured which carries a higher margin than magnesium we purchased and resold to our customers and cost savings derived from economies of scale in our manufacturing process as a result of increased production. In general we witnessed an increase in the cost of raw materials within this segment during the second quarter of 2008 as compared to the first quarter of 2008, as many producers stockpiled inventory in advance of the Beijing Olympic Games. In the remainder of the year we expect the cost of raw materials will return to normal levels.

Operating Expenses. Magnesium segment operating expenses for the second quarter of 2008 were $506,000, an increase of $405,000 compared to the second quarter of 2007, and for the six months of 2008 were $812,000, an increase of $627,000 compared to the six months of 2007. These increases were primarily attributable to increases in production and sales and support staff and facilities of the magnesium business we acquired in the second half of 2007 and the first half of 2008. While we expect operating expenses will continue to increase as we expand our magnesium based operations, we anticipate these costs will stabilize at approximately 1% of magnesium segment revenues.

Outlook. During the six months ended June 30, 2008 our Magnesium segment produced, sold and/or distributed approximately 29,000 metric tons of magnesium. We expect to continue to increase revenues generated from the production and sale of magnesium we produce, although we will continue to purchase and resell magnesium from third parties in an effort to satisfy demand until we are able to meet demand through sales of magnesium we manufacture. Furthermore, we intend to continue the growth in this segment, both through organic growth within our existing facilities by increasing production as well as through additional acquisitions where targeted companies meet our criteria.

Basic Materials segment (formerly Chemical segment)

Revenues. Basic materials segment revenues for the second quarter of 2008 were $15 million, an increase of 5% compared to the second quarter of 2007, and for the six months of 2008 were $27.8 million, an increase of 4% compared to the six months of 2007, due primarily to modest increases in sales. Basic Materials segment revenues and related cost of revenues remained relatively stable for both the three and six months periods ended June 30, 2008. Revenues for both the three and six months periods were up approximately 4% with the cost of revenues remaining relatively unchanged.

Cost of Revenues. Basic materials segment cost of revenues as a percentage of revenues for the second quarter of 2008 remained relatively constant for second quarter of 2008 compared to the second quarter of 2007, and for the six months of 2008 compared to the six months of 2007 due to the stable cost in the supply of products that we resell as a percentage of the selling price.

Operating Expenses. Operating expenses in the Basic Materials for the second quarter of 2008 were $295,000, an increase of $124,000 compared to the second quarter of 2007, and for the six months of 2008 were $694,000, an increase of approximately $486,000 compared to the six months of 2007, due primarily to operating and development costs related to CDI Jingkun Zinc and CDI Jixiang Metal which we acquired in the fourth quarter of 2007 but have not commenced operations.

Outlook. We estimate demand will continue to grow for basic materials, particularly in the PRC where the economy has been expanding to meet the needs of its population. Therefore management is positioning us in this space by seeking strategic acquisitions and fostering organic growth within our current holdings.

We believe operating margins in our Basic Materials segment may improve if we are able to manufacture some of the products we currently buy from third parties and resell to our customers. Although we are not contractually committed to invest any additional working capital in our subsidiaries that operate in this segment, our internal capital allocations for 2008 include a possible investment to acquire a facility capable of manufacturing pharmaceutical intermediates used in the manufacture of consumer and pharmaceutical products. We expect that this facility will become operational in the fourth quarter of 2008. In addition, CDI Jingkun Zinc has not commenced operations because the producer of the zinc products CDI Jingkun has the right to distribute has not commenced production. We anticipate that CDI Jingkun Zinc will commence operations in the first quarter of 2009 when the zinc producer commences production. Also, CDI Jixiang Metal continues to develop its mining rights and expects to commence operations in the fourth quarter of 2008. Until such time that each of these companies commences operations, no revenues will be generated from these operations and we anticipate gross margins from this segment will remain at current levels. We expect, however, that operating expenses, as a percentage of revenues, will increase slightly as compared to the 2007 levels due to the costs associated with launching operations of newly acquired companies which are not operational and due to inflation.

Consulting segment

Revenues. Consulting segment revenues for the second quarter of 2008 were $6.7 million, an increase of 171% compared to the second quarter of 2007, and for the first half of 2008 totaled $9.0 million, an increase of 97% compared to the six months of 2007. The increase was due primarily to completion of a transaction involving a new client which contributed $5.5 million and $7.7 million in revenues in the second quarter of 2008 and for the six months ended June 30, 2008, respectively.

Cost of Revenues. Consulting segment cost of revenues for the second quarter of 2008 were $440,000, a decrease of 15% compared to the second quarter of 2007, and for the six months of 2008 were $853,000, an increase of 7% compared to the six months of 2007. The decrease in the second quarter was due primarily to an additional one time professional services incurred in the second quarter of 2007 for our consulting clients and the increase for the six months was due primarily to of our expanded operations. The cost of revenues as a percentage of revenues was approximately 9.5% for the six months ended June 30, 2008 as compared to approximately 17.4% in 2007.

Operating Expenses. Operating expenses, which include general and administrative expenses, for the second quarter of 2008 totaled $1.7 million, an increase of $1.2 million compared to the second quarter of 2007, and for the six months of 2008 were $2.6 million, an increase of $1.7 million compared to the six months of 2007 due primarily to increases in our infrastructure costs as we have expanded our staff and administrative support facilities to support our expanded operations. We anticipate total operating expenses for this segment will continue to increase as we expand our operations.

Outlook. We anticipate our Consulting segment will continue to grow. During the six months ended June 30, 2008 we experienced growth in this segment, attributable to new clients.

Clean Technology Segment

Revenues. Clean Technology segment revenues for the second quarter of 2008 were $216,000, an increase of $7,000 compared to the second quarter of 2007, and for the six months of 2008 were $333,000, a decrease of $1.89 million compared to the six months of 2007. While sales remained flat in the second quarter of 2008 compared to the second quarter of 2007, the $1.89 million decrease for the six months of 2008 compared to the six months of 2007 was due primarily to a reduction in the number of orders for recycling equipment sold by CDI Wanda and the reallocation of resources to the development and construction of a scrap tire recycling facility that is expected to be completed in December 2008.

Cost of Revenues. Clean Technology segment cost of revenues for the second quarter of 2008 were approximately $152,000, a decrease of 24% compared to the second quarter of 2007, and for the six months of 2008 were approximately $218,000, compared to $1.8 million in the six months of 2007, due to a reduction in our sales activities in both the second quarter of 2008 and the six months of 2008.

Operating Expenses. Operating expenses in the clean technology segment for the second quarter of 2008 were $173,000, an increase of $98,000 compared to the second quarter of 2007, and for the six months of 2008 were $193,000, a decrease of $172,000 compared to the six months of 2007, due to the reduction in our sales activities in both the second quarter of 2008 and the six months of 2008.

Outlook. We believe recycling operations will become strong growth drivers worldwide as natural resources continue to be depleted. We intend to opportunistically expand this segment throughout 2008 and beyond and expect an increase in revenues upon commencement of operations in our scrap tire recycling facility which is expected to commence operations in December 2008.

Total Other Income

Total other income for the second quarter of 2008 was $235,000, a decrease of 61% compared to the second quarter of 2007, and for the six months of 2008 was $480,000, a decrease of 23% as compared to the six months of 2007, which are comprised of:

–

$235,306 and $326,008 for the three and six months ended June 30, 2008, respectively, within our Consulting segment representing interest income generated from short-term loans to YiWei Magnesium Group Co., Ltd. and Dragon Capital;

–	$98,960 and $195,118 for the three and six months ended June 30, 2008, respectively, representing interest income generated from short-term loans to CDI Jingkun Zinc; partially offset by

–	A realized loss of $35,705 for the six months ended June 30, 2008, inclusive of a $3,756 gain on the sale of marketable securities within our Consulting segment during the second quarter of 2008.

Income Tax Expense

Income tax expense for the second quarter of 2008 totaled $705,000, an increase of 35% compared to the second quarter of 2007, and for the six months of 2008 were $1.2 million, an increase of 53.4% compared to the six months of 2007, due primarily to increased net income from our consolidated operations, increased tax expenses associated with Pan Asia Magnesium which was offset by our two tax exempt companies; Chang Magnesium and Golden Magnesium.

Net Income

Net Income for the second quarter of 2008 was $7.5 million, an increase of 231% compared to the second quarter of 2007, and for the six months of 2008 was $12.3 million, an increase of 196% compared to the six months of 2007 due primarily to our magnesium segment which significantly expanded profitable operations and revenues, despite higher taxes within the segment. This growth resulted primarily from additional capacity and acquisitions made in the second half of 2007 and first quarter of 2008.

Foreign Currency Translation Gain

The functional currency of our subsidiaries operating in the PRC is the Chinese yuan or Renminbi (“RMB”). The financial statements of our subsidiaries are translated to U.S. dollars using period end rates of exchange for assets and liabilities, and average rates of exchange (for the period) for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations – Comprehensive Income. As a result of these translations, which are a non-cash adjustment, we reported a foreign currency translation gain of $1.3 million and approximately $168,000 for the three months ended June 30, 2008 and 2007, respectively, and for the six months ended June 30, 2008 and 2007 we reported a foreign currency translation gain of $3.1 million and approximately $248,000, respectively. This non-cash gain had the effect of increasing our reported comprehensive income.

Unrealized Loss on Marketable Securities Available for Sale, Net of Income Tax

Unrealized loss on marketable securities available for sale, net of income taxes for the six months of 2008 was $2.8 million, an increase of $2.2 million compared to the six months of 2007. Unrealized loss on marketable securities available for sale-related party net of income taxes for the six months of 2008 was approximately $459,000, a decrease of approximately $97,000 compared to the six months of 2007. These declines reflect a reduction in the fair value of securities received from our client companies for consulting services provided in the segment. We believe the declines are due, in large, to the overall decline in market conditions during the period.

Comprehensive Income

Comprehensive income for the six months of 2008 was $12.1 million, an increase of 271% compared to the six months of 2007, is a result of our net income of $12.3 million plus foreign currency translation gains of $3.1 million, less unrealized losses on marketable securities available for sale (including marketable securities available for sale-related party), net of income tax of $3.3 million.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At June 30, 2008 our working capital was approximately $70 million as compared to approximately $41 million at December 31, 2007.

Our cash balance at June 30, 2008 totaled approximately $26.4 million, an increase of approximately $6 million over our year-end balance. This increase was due primarily to the receipt of net proceeds from a preferred stock offering of approximately $11.5 million reduced by investing and operational expenditures including $7.4 million in property, and equipment made during the first half of 2008.

We have commitments which will be funded from working capital, including:

–	$265,734 to be contributed to increase the registered capital of CDI Metal Recycling;

–	$2.7 million to be contributed to increase the registered capital of Baotou Changxin Magnesium;

–

$3.7 million to be contributed to increase the registered capital of CDI Shanghai Management; this contribution will be applied to the registered capital of CDI (Beijing) International Trade Co., Ltd., a Chinese limited liability company (“CDI Beijing”); and

–	$7.3 million to be contributed to increase the registered capital of Xinjin Magnesium.

We are seeking to expand our Basic Materials segment by acquiring a manufacturing facility. We believe the addition of production capacity will allow us to expand the product offerings to include pharmaceutical intermediates used in the manufacture of consumer and pharmaceutical products. During the second half of 2008 we also intend to provide additional investment capital to our portfolio companies to expand their operations. There is no assurance, however, that such investment capital will result in enhanced performance in any of our portfolio companies. Unless we can provide additional investment capital many of our portfolio companies will be unable to expand their operations and may be negatively impacted. Any inability on our part to secure additional investment capital during the remainder of 2008, as needed, will have a material adverse impact on our growth plans.

To fully pursue the continued implementation of our business model, which includes providing investment capital to augment the growth of our portfolio companies and expand our business through new accretive acquisitions, we will in all likelihood need to raise additional capital. Accordingly, we may need to raise additional working capital through private or public financing and have filed a securities registration statement with the SEC. This registration statement was filed pursuant to Rule 415 under the Securities Act of 1933 and permits us to sell on a delayed or continuous basis up to $70,000,000 of our common stock or other securities and the resale of shares of our common stock by certain selling shareholders at any time. This registration statement was declared effective by the SEC on August 1, 2008.

The following table provides certain selected balance sheet comparisons between June 30, 2008 and December 31, 2007.

(in 000’s)	June 30, 2008	December 31, 2007	Increase/ (Decrease)%

Cash	$26,425	$20,395	$6,030	30
Marketable securities available for sale	5,499	9,136	(3,637)	(40)
Accounts receivable, net	24,972	12,939	12,033	93
Inventories, net	12,287	5,294	6,993	132
Prepaid expenses and other assets	26,386	19,590	6,796	35
Total current assets	97,180	68,642	28,538	42
Property, plant and equipment, net	25,650	18,011	7,639	42
Total assets	$123,650	$88,286	$35,364	40

Loans payable – short-term	$1,230	$1,978	$(748)	(38)
Accounts payable and accrued expenses	12,319	10,614	1,705	16
Advances from customers	5,786	6,963	(1,177)	(17)
Other payables	6,229	4,098	2,131	52
Due to related parties	577	3,137	(2,560)	(82)
Total current liabilities	27,104	27,760	(656)	(2)
Loan payable-long term	210	167	43	26
Total liabilities	$27,314	$27,927	$(613)	(2)

We maintain cash balances in the United States and China. At June 30, 2008 and December 31, 2007, our cash by geographic area was as follows:

	June 30, 2008		December 31, 2007

United States	$11,888,510	45%	$9,942,948	49%
China	14,536,425	55%	10,451,983	51%

	$26,424,935	100%	$20,394,931	100%

A substantial portion of our cash balance, approximately 55% at June 30, 2008, is in the form of RMB held in bank accounts at financial institutions located in the PRC. Cash held in banks in the PRC is not insured. The value of cash on deposit in China of approximately $14.5 million at June 30, 2008 has been translated based on the exchange rate as of June 30, 2008. In 1996, the Chinese government introduced regulations which relaxed restrictions on the conversion of the RMB; however restrictions still remain, including but not limited to restrictions on foreign invested entities. Foreign invested entities may only buy, sell or remit foreign currencies after providing valid commercial documents at only those banks authorized to conduct foreign exchanges. Furthermore, the conversion of RMB for capital account items, including direct investments and loans, is subject to PRC government approval. Chinese entities are required to establish and maintain separate foreign exchange accounts for capital account items. We cannot be certain Chinese regulatory authorities will not impose more stringent restrictions on the convertibility of the RMB, especially with respect to foreign exchange transactions. Accordingly, cash on deposit in banks in the PRC is not readily deployable by us for purposes outside of China.

Current assets as of June 30, 2008 totaled $97.2 million; an increase of 42% compared to December 31, 2007 and reflects increases in most current asset items including cash and cash equivalents, accounts receivables, and prepaid expenses and other assets. These increases were due mainly to our preferred stock offering completed in February 2008 and the overall increase in our level of operations. Current liabilities as of June 30, 2008 totaled $27 million, remaining relatively constant from our December 31, 2007 balance.

          A summary of total assets by segment at June 30, 2008 and at December 31, 2007 is as follows:

(in 000’s)	June 30, 2008	December 31, 2007

Magnesium segment	$79,015	$53,010
Basic Materials segment	12,188	8,197
Consulting segment	27,997	23,474
Clean Technology segment	4,450	3,605

	$123,650	$88,286

          The following table provides detail of selected balance sheet items by segment as of June 30, 2008.

(in 000’s)	Magnesium	Basic Materials	Consulting	Clean Technology	Consolidated

Accounts receivable, net (including related-party)	$14,663	$1,677	$8,487	$145	$24,972
Inventories, net	9,833	2,319	—	135	12,287
Prepaid expenses and other current assets	16,229	3,738	1353	245	21,565
Total current assets	55,591	10,254	27,540	3,794	97,179

Accounts payable and accrued expenses	10,327	1,731	225	36	12,319
Advances from customers	5,163	373	249	—	5,785
Other payables	3,660	961	292	1,316	6,229
Total current liabilities	20,520	4,021	899	1,664	27,104

Our accounts receivables, net of allowances for doubtful accounts, as of June 30, 2008 was $24.97 million, an increase of $12.03 million compared to December 31, 2007. This increase is attributed to the overall increase in sales levels primarily in our Magnesium segment. Our Magnesium, Basic Materials and Clean Technology segments generally offer payment terms to its customers of 90 days. Our Consulting segment generally receives full payment in advance for consulting services to be provided, upon entering into a consulting agreement.

Inventories as of June 30, 2008 were $12.3 million, an increase of approximately $7.0 million compared to December 31, 2007. This increase is due primarily to higher magnesium inventories which accounted for 80% and 84% of consolidated inventory levels at June 30, 2008 and December 31, 2007, respectively.

Prepaid expenses and other current assets consist of prepayments to vendors for merchandise, other receivables, the fair value of client securities which were assigned to our executive officers and employees as compensation, loans receivable, assets acquired in the acquisition of CDI Pan Asia, VAT tax refunds, and security deposits. Prepaid expenses and other current assets as of June 30, 2008 were $26.39 million, an increase of $6.80 million as compared to December 31, 2007. This increase is primarily attributable to our expanded operations which included a $3.2 million increase in prepayments to vendors for merchandise that had not yet been shipped to us.

Accounts payable and accrued expenses represent payables associated with the general operation of each segment, including accrued payrolls. Advances from customers represent prepayments for products, which have not yet been shipped. Of the $5.8 million in advances from customers reflected at June 30, 2008, $5.2 million is attributable to our Magnesium segment for orders placed in the ordinary course of business but not yet shipped. At June 30, 2008 we reported Loan receivable–related parties of $1,597,305 comprised of:

–	$74,216 loan receivable from Dragon Capital; and

–	$1,523,089 loan receivable from NanTong Chemical.

NanTong LangYuan Chemical Co., Ltd. is a Chinese limited liability company, (“NanTong Chemical”) owned by Jingdong Chen and Qian Zhu, the two minority shareholders of Lang Chemical.

Consolidated Statement of Cash Flows

For the six months ended June 30, 2008, our net increase in cash totaled $6.0 million and consisted of $1.1 million provided by operating activities, $8.6 million used in investing activities, $11.7 million provided by financing activities, and the effect of prevailing exchange rates on our cash position of $1.87 million.

Cash Provided by Operating Activities

Cash provided by operations for the six months ended June 30, 2008 totaled $1.1 million compared to $2.1 million for the same period of the preceding year. This decline, despite the $8.1 million increase in our net income between the periods, was due to the providing the funding necessary to support the 93% increase in revenues between the periods. Significant components of this use of cash included: an increase in accounts receivable of $14.8 million, which is primarily from our Magnesium segment; an increase in inventories of $7.0 million and an increase in prepaid expenses and other current assets of $4.9 million. These uses of cash were offset somewhat by an increase in accounts payable and accrued expenses of $2.5 million and reduction in other payables of 2.1 million. For the six months ended June 30, 2007, our operating subsidiaries used cash in operating activities to fund increases in inventory of $4,523,227, received advances from customers of $825,145, fund accounts payable of $697,606, fund accounts payable-related party of $3,145,428, and fund other payables of $2,940,552. These increases were primarily offset by non-cash expenses totaling $2,002,119, a decrease of prepaid expenses of $3,925,410, a decrease of other receivables of 697,606 and a decrease in accounts receivables of $7,455,735.

Cash Used in Investing Activities

Net cash used in investing activities for the six months ended June 30, 2008 totaled $8.6 million, an increase of $10.5 million when compared to December 31, 2007. This increase was primarily a result of $7.4 million in property, plant and equipment related to new acquisitions primarily in our Magnesium segment, an increase in loans receivable of $2.7 million and partially offset by approximately $428,000 from the sale of marketable securities available for sale, and decreased our notes receivable by $947,000. For the six months ended June 30, 2007, there was $1,192,487 proceeds from the sale of marketable securities held for sale, a decrease of $750,086 in notes receivable, cash of $55,777 received in conjunction with our acquisitions, and the purchase of $152,273 in property, plant and equipment.

Cash Provided by Financing Activities

For the six months ended June 30, 2008, we received gross proceeds of approximately $13 million from the sale of Series A Preferred Stock, $1.3 million from related parties and $2.8 million in proceeds from the exercise of options and warrants, and $1.2 million in proceeds from loans payable. These increases in our cash balance were offset somewhat by the payment of $1.5 million in offering expenses, $2.6 million due to related parties, and the repayment of loans payable of $1.9 million. For the six months ended June 30, 2007, there was $17,336 of proceeds from advances from employees and $3,062,500 of proceeds from exercises of options. These increases were offset by repayment of loans payable of $1,455,746 related to Lang Chemical and the repayment of advances in the amount of $140,893 made by our executive officers during the six months ended June 30, 2007.

Series A Preferred Stock and Related Dividends

In February, 2008, we completed a private placement whereby we sold 12,950 shares of our Series A Convertible Preferred Stock (“Series A Preferred Stock”) together with common stock purchase warrants to purchase an aggregate of 1,850,000 shares of our common stock to accredited investors. At closing, we received gross proceeds of $12,950,000 with net proceeds of approximately $11.5 million. The Series A Preferred Stock has a stated value per share of $1,000, carries an 8% per annum dividend rate payable quarterly in arrears and is convertible into our common stock at $7.00 per share. The dividends are payable in cash or shares of our common stock, at our option, subject to certain provisions.

As of June 30, 2008, holders of our Series A Preferred Stock have converted 11,944 shares of the 12,950 shares of the Series A Preferred Stock. As a result of the conversion of the Series A Preferred Stock, we have issued 1,706,250 shares of our common stock, 10,346 shares of common stock in payment of the accrued dividends, and 136,500 shares of common stock pursuant to the make whole additional amount feature of the Series A Preferred Stock. In connection with this offering, we recorded the relative fair value of the warrants of $2,765,946 and an additional $2,451,446 attributable to the beneficial conversion feature as a non-cash one-time preferred stock deemed dividend in the first quarter of 2008. See Note 11 of the Notes to Unaudited Consolidated Financial Statements – Stockholders’ equity.

Minority Interest

At June 30, 2008, our consolidated balance sheet reflects a total minority interest of $26.4 million which represents the equity portion of our subsidiaries held by minority shareholders. The following table provides information regarding the minority interest by segment:

Segment	Amount (in 000’s)

Magnesium segment	$23,791
Basic Materials segment	1,284
Consulting segment	—
Clean Technology segment	1,277

Total	$26,352

Off-Balance Sheet Arrangements

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

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our unaudited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these unaudited consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

A summary of significant accounting policies is included in Note 2 to the unaudited consolidated financial statements included in this quarterly report. Management believes that the application of these policies on a consistent basis enables us to provide useful and reliable financial information about our operating results and financial condition.

Acquisitions

We account for acquisitions using the purchase method of accounting in accordance with SFAS No. 141. In each of our acquisitions we determined that fair values were equivalent to the acquired historical carrying costs. The estimated purchase price and the preliminary adjustments to historical book value of business entities acquired were recorded by us at the pre-acquisition carrying amount.

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FAS 115”. SFAS 159 allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We have adopted SFAS 159 and determined that it had no impact as of June 30, 2008, and we will continue to evaluate the impact, if any, of SFAS 159 on its financial statements.

In December 2007, the FASB issued SFAS 141 (revised 2007), “Business Combinations”. SFAS 141R is a revision to SFAS 141 and includes substantial changes to the acquisition method used to account for business combinations (formerly the “purchase accounting” method), including broadening the definition of a business, as well as revisions to accounting methods for contingent consideration and other contingencies related to the acquired business, accounting for transaction costs, and accounting for adjustments to provisional amounts recorded in connection with acquisitions. SFAS 141R retains the fundamental requirement of SFAS 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R is effective for periods beginning on or after December 15, 2008, and will apply to all business combinations occurring after the effective date. We are currently evaluating the requirements of SFAS 141R and the impact of adoption on our consolidated financial statements.

In December 2007, the FASB issued SFAS 160, “Non-controlling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51, Consolidated Financial Statements” (“ARB 51”). This Statement amends ARB 51 to establish new standards that will govern the (1) accounting for and reporting of non-controlling interests in partially owned consolidated subsidiaries and (2) the loss of control of subsidiaries. A non-controlling interest will be reported as part of equity in the consolidated financial statements. Losses will be allocated to the non-controlling interest, and, if control is maintained, changes in ownership interests will be treated as equity transactions. Upon a loss of control, any gain or loss on the interest sold will be recognized in earnings. SFAS 160 is effective for periods beginning after December 15, 2008. We are currently evaluating the requirements of SFAS 160 and the impact of adoption on our consolidated financial statements.

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We are currently evaluating the requirements of SFAS 161 and the impact of adoption on our consolidated financial statements.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants. Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We will adopt FSP APB 14-1 beginning in the first quarter of fiscal 2010, and this standard must be applied on a retrospective basis. We are evaluating the impact the adoption of FSP APB 14-1 will have on our consolidated financial position and results of operations.

In May 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 162, The Hierarchy of Generally Accepted Accounting Principles. This standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principles in the United States for non-governmental entities. SFAS No. 162 is effective 60 days following approval by the U.S. Securities and Exchange Commission (“SEC”) of the Public Company Accounting Oversight Board’s amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. We do not expect SFAS No. 162 to have a material impact on the preparation of our consolidated financial statements.

On June 16, 2008, the FASB issued final Staff Position (FSP) No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” to address the question of whether instruments granted in share-based payment transactions are participating securities prior to vesting. The FSP determines that unvested share-based payment awards that contain rights to dividend payments should be included in earnings per share calculations. The guidance will be effective for fiscal years beginning after December 15, 2008. We are currently evaluating the requirements of (FSP) No. EITF 03-6-1.

          Cautionary Note Regarding Forward-Looking Information and Factors That May Affect Future Results

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This Quarterly Report on Form 10-Q and other written and oral statements that we make from time to time contain such forward-looking statements that set out anticipated results based on management’s plans and assumptions regarding future events or performance. We have tried, wherever possible, to identify such statements by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will” and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results of current and anticipated sales efforts, expenses, the outcome of contingencies, such as legal proceedings, and financial results. A list of factors that could cause our actual results of operations and financial condition to differ materially is set forth below, and these factors are discussed in greater detail under Item 1A — “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 and registration statement filed on Form S-3 (File No. 333-151648) filed July 16, 2008:

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

–

The influence of the Chinese government over the manner in which our Chinese subsidiaries must conduct our business activities, including the impact of governmental regulations associated with the Beijing Olympic games.

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

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer who serves as our principal executive officer and our Vice President - Finance who serves as our principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of the period ended June 30, 2008 (the “Evaluation Dates”). Based on this evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Dates that our disclosure controls and procedures were effective such that the information relating to China Direct, including our consolidated subsidiaries, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our evaluation included all business entities which were part of our company at the Evaluation Dates.

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

None.

Item 1A.	Risk Factors

Risk factors describing the major risks to our business can be found under Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2007. There has been no material change in our risk factors from those previously discussed in the Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On June 30, 2008, we issued 30,000 shares of common stock to an accredited investor, pursuant to an exercise of warrants with an exercise price of $7.50 per share. The issuance of the common stock and the warrant were made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933. No commissions were paid in connection with the issuance of the stock.

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Submission of Matters to a Vote of Security Holders.

(a)	The Annual Meeting of Shareholders (the “Annual Meeting”) of the Company was held on May 30, 2008, in Deerfield Beach, Florida.

(b)	The following directors were elected at the Annual Meeting:

Yuejian (James) Wang

Marc Siegel

David Barnes

Sheldon Steiner

George Leibowitz

(c)	The shareholders voted at the Annual Meeting on the following matters:

1.	The vote on the election of directors to serve until the next annual meeting of shareholders or until their successors are duly elected and qualified was as follows:

	Votes Cast

	For	Withheld

Yuejian (James) Wang	12,889,967	180,487

Marc Siegel	13,035,380	35,074

David Barnes	12,888,357	182,097

Sheldon Steiner	12,882,590	187,864

George Leibowitz	12,883,490	186,964

2.	The vote on the ratification of the appointment of Sherb & Co., LLP as our independent registered public accounting firm for the year ending December 31, 2008 was as follows:

For	Against	Abstentions

13,048,777	12,540	9,137

3.	The vote on the approval of our 2008 Executive Stock Incentive Plan was as follows:

Votes Cast

For	Against	Broker Non-Votes	Abstentions

12,782,730	266,670	7,689,096	21,054

4.	The vote on the approval of our 2008 Non-Executive Stock Incentive Plan was as follows:

Votes Cast

For	Against	Broker Non-Votes	Abstentions

12,799,402	251,178	19,874	7,689,096

Item 5.	Other Information.

A registration statement on Form S-3 covering the public sale of shares of up to $70 million of our common stock or other securities and the resale of shares of our common stock by certain selling shareholders pursuant to Rule 415 under the Securities Act of 1933 was declared effective by the Securities and Exchange Commission on August 1, 2008.

On August 1, 2008, CDI China and Xinjin Magnesium agreed to amend the April 26, 2008 Investment Framework Agreement entered into between CDI China and Xinjin Magnesium (the “Investment Framework Agreement”) to extend the date on which CDI China's initial investment is due until December 31, 2008.

On August 6, 2008, the Board of Directors approved an amendment to our Articles of Incorporation to effect a 1-for-26 reverse split of our common stock followed by a 26-for-1 forward split of our common stock. The proposed transaction will be carried out on a per shareholder basis. The proposed transaction is comprised of a 1 share for 26 shares reverse stock split (the “Reverse Split”), followed by a subsequent forward stock split (the “Forward Split”) pursuant to which each whole share of common stock outstanding following completion of the Reverse Split will be converted into 26 shares of common stock. Following the proposed transaction, there will be no change in our authorized common stock or the par value of our common stock. Shareholders who hold in the aggregate less than on shares of common stock following the Reverse Split will not be included in the Forward Split. Rather, such shares will receive a cash payment at a price equal to the closing price of our common stock as of August 22, 2008.

On August 6, our board of directors approved, based on the recommendation of the compensation committee, employment agreements with each of our named executive officers, Yuejian (James) Wang, Ph.D., Chief Executive Officer, Marc Siegel, President and David Stein, Chief Operating Officer, the terms of which are substantially similar. The agreements which become effective as of August 1, 2008 and expire on December 31, 2013 provide for, among other things, payment of a base salary which increases annually at fixed amounts, eligibility to receive an annual incentive bonus in 2008 as described below, a discretionary bonus if approved by our board of directors based on a recommendation of the compensation committee, participation in certain health and welfare benefit plans, an automobile allowance and an allowance for use of an email enabled mobile phone.

Dr. Wang’s agreement provides that he will serve as our chief executive officer and a member of our board of directors through December 31, 2013 at a base salary of $166,667 from August 1, 2008 through December 31, 2008 and an annual base salary of $450,000 in 2009, $500,000 in 2010, $550,000 in 2011, $600,000 in 2012 and $650,000 in 2013. Mr. Siegel’s agreement provides that he will serve as our president and a member of our board of directors through December 31, 2008 at a base salary of $166,667 from August 1, 2008 through December 31, 2008 and an annual base salary of $450,000 in 2009, $500,000 in 2010, $550,000 in 2011, $600,000 in 2012 and $650,000 in 2013. Mr. Stein’s agreement provides that he will serve as our chief operating officer through December 31, 2008 at a base salary of $100,000 from August 1, 2008 through December 31, 2008 and an annual base salary of $250,000 in 2009, $300,000 in 2010, $325,000 in 2011, $350,000 in 2012 and $375,000 in 2013.

The annual incentive bonus eligibility for Dr. Wang and Messrs. Siegel and Stein is 75% of base salary if our total consolidated net income, after taxes, and excluding non-cash charges and dividends equals or exceeds $26,000,000, 100% of base salary if our total consolidated net income, after taxes, and excluding non-cash charges and dividends equals or exceeds $28,000,000, 150% of base salary if our total consolidated net income, after taxes, and excluding non-cash charges and dividends equals or exceeds $32,000,000, and 200% of base salary if our total consolidated net income, after taxes, and excluding non-cash charges and dividends equals or exceeds $36,000,000.

Under the employment agreements, if the employee’s employment is terminated as a result of his death, disability, by us without cause or the employee resigns within 90 days following a change of control or for “good reason”, the employee will be entitled to receive (in addition to salary and certain other benefits earned prior to termination) a single lump sum payment in an amount equal to two times the sum of the employee’s then-current annual base salary and the highest annual discretionary bonus and the highest incentive bonus that the employee was entitled to receive within the three (3) years preceding the date of termination. In addition, the employee will become fully vested in all outstanding stock incentive awards, will be entitled to certain health and welfare benefits for a period of two years following such termination and payment of additional amounts in the event additional taxes are imposed on the under Section 280G of the Internal Revenue Code.

Under the employment agreements, “cause” means: (i) a final non-appealable adjudication of the employee of a felony, which would have a material or adverse effect on our business; or (ii) the determination of the board of directors (other than the affected employee) that the employee has engaged in intentional misconduct or the gross neglect of his duties, which has a continuing material adverse effect on our business.

On June 20, 2008, CDI Shanghai Management entered into a Joint Venture Agreement (the “Agreement”) with Chen Chi, an individual, to form CDI (Beijing) International Trade Co., Ltd., a Chinese limited liability company (“CDI Beijing”). Under the terms of the Agreement, CDI Shanghai Management will acquire a 51% interest in CDI Beijing upon approval of a business license from the Chinese government. CDI Beijing plans to engage in the sale and distribution of steel, non ferrous metals and lumber products in China. Under the terms of the Agreement, the initial registered investment amount of CDI Beijing to be contributed by Mr. Chi and CDI Shanghai Management is an aggregate of $7.27 million. Mr. Chi and CDI Shanghai Management have subscribed to invest $3.57 million and $3.7 million, respectively, in installments over a 12 month period after approval of CDI Beijing’s business license. Chen Chi is a minority interest owner in Yantai CDI Wanda.

Item 6.	Exhibits

No.	Description

3.2	By-Laws *

10.19

Option Agreement dated August 16, 2006 between China Direct, Inc. and Dr. Yuejian (James) Wang (incorporated herein by reference to Exhibit 10.1 filed as a part of the Company’s Form S-8 filed with the Commission on November 11, 2007 (Commission File No. 333-147603)).

10.20

Option Agreement dated August 16, 2006 between China Direct, Inc. and Marc Siegel (incorporated herein by reference to Exhibit 10.2 filed as a part of the Company’s Form S-8 filed with the Commission on November 11, 2007 (Commission File No. 333-147603)).

10.21

Option Agreement dated August 16, 2006 between China Direct, Inc. and David Stein (incorporated herein by reference to Exhibit 10.3 filed as a part of the Company’s Form S-8 filed with the Commission on November 11, 2007 (Commission File No. 333-147603)).

10.22	Employment Agreement dated August 7, 2008 between China Direct, Inc. and Dr. Yuejian (James) Wang *

10.23	Employment Agreement dated August 7, 2008 between China Direct, Inc. and Marc Siegel *

10.24	Employment Agreement dated August 7, 2008 between China Direct, Inc. and David Stein *

10.25	Form of Restricted Stock Agreement for Executive Officer awards under the Company’s 2008 Executive Stock Incentive Plan *

10.26	Form of Restricted Stock Agreement for Non-Executive Officer awards under the Company’s 2008 Non-Executive Stock Incentive Plan *

10.27	Form of Restricted Stock Agreement for awards to Directors under the Company’s 2008 Non-Executive Stock Incentive Plan *

10.28	Joint Venture Agreement entered into between CDI Shanghai Management Co., Ltd. and Chi Chen dated June 20, 2008 *

31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer *

31.2	Rule 13a-14(a)/ 15d-14(a) Certification of principal financial and accounting officer *

32	Section 1350 Certification of Chief Executive Officer and the Principal Financial and Accounting Officer *

* Filed herewith

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA DIRECT, INC.

By: /s/ Yuejian (James) Wang

Yuejian (James) Wang,
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2008

By: /s/ Yi (Jenny) Liu

Yi (Jenny) Liu,
Vice President – Finance
(Principal Financial and Accounting Officer)

Date: August 7, 2008