Form 10-Q
period 2008-09-30
China Direct, Inc.
filed 2008-11-13
CIK 1088787

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

Form 10-Q

[√]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

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

          Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 23,477,142 shares of common stock are issued and outstanding as of November 13, 2008.

Index

Index

INDEX OF CERTAIN DEFINED TERMS USED IN THIS REPORT

We operate our company in two primary divisions. Our Management Services division acquires controlling interests of Chinese business entities which we consolidate as either our wholly or majority owned subsidiaries. Our Advisory Services division provides consulting services to Chinese entities seeking access to the U.S. capital markets. The following list reflects our primary business entities.

When used in this report the terms:

·	"China Direct", "we", "us" or "our" refers to China Direct, Inc., a Florida corporation, and our subsidiaries,
Management Services Division
·	“CDI China”, refers to CDI China, Inc., a Florida corporation and a wholly owned subsidiary of China Direct,
Magnesium Segment
·	“Chang Magnesium”, refers to Taiyuan Changxin Magnesium Co., Ltd., a Chinese limited liability company and a 51% majority owned subsidiary of CDI China,
·	“Chang Trading”, refers to Taiyuan Changxin YiWei Trading Co., Ltd., a Chinese limited liability company and a wholly owned subsidiary of Chang Magnesium,
·	“Excel Rise”, refers to Excel Rise Technology Co., Ltd., a Brunei company and a wholly owned subsidiary of Chang Magnesium,
·	“CDI Magnesium”, refers to CDI Magnesium Co., Ltd., a Brunei company and a 51% majority owned subsidiary of Capital One Resource,
·	“Asia Magnesium”, refers to Asia Magnesium Corporation Ltd., a Hong Kong limited liability company and a wholly owned subsidiary of Capital One Resource
·
“Golden Magnesium”, refers to Shanxi Gu County Golden Magnesium Co., Ltd., a Chinese limited liability company, formerly referred to by us in filings and press releases as “Jinwei Magnesium”, and a 52% majority owned subsidiary of Asia Magnesium,

·	“Pan Asia Magnesium”, refers to Pan Asia Magnesium Co., Ltd., a Chinese limited liability company and a 51% majority owned subsidiary of CDI China,
·	“Baotou Changxin Magnesium”, refers to Baotou Changxin Magnesium Co., Ltd., a Chinese limited liability company and a 51% majority owned subsidiary of CDI China,
Basic Materials Segment
·	“Lang Chemical”, refers to Shanghai Lang Chemical Co., Ltd. a Chinese limited liability company and a 51% majority owned subsidiary of CDI China,
·	“CDI Jingkun Zinc”, refers to CDI Jingkun Zinc Industry Co., Ltd., a Chinese limited liability company and a 95% majority owned subsidiary of CDI Shanghai Management,
·	“CDI Jixiang Metal”, refers to CDI Jixiang Metal Co., Ltd., a Chinese limited liability company and a wholly owned subsidiary of CDI China,
·	“CDI Beijing” refers to CDI (Beijing) International Trading Co., Ltd., a Chinese limited liability company and a 51% majority owned subsidiary of CDI Shanghai Management,
·	“CDI Metal Recycling”, refers to Shanghai CDI Metal Recycling Co., Ltd., a Chinese limited liability company and an 83% majority owned subsidiary of CDI Shanghai Management.
Advisory Services Division
Consulting Segment
·	“China Direct Investments”, refers to China Direct Investments, Inc., a Florida corporation and a wholly owned subsidiary of China Direct,
·	“CDI Shanghai Management”, refers to CDI Shanghai Management Co., Ltd., a Chinese limited liability company and a wholly owned subsidiary of CDI China,
·	“Capital One Resource”, refers to Capital One Resource Co., Ltd., a Brunei company and a wholly owned subsidiary of CDI Shanghai Management,

Index

PART 1 - FINANCIAL INFORMATION

Item 1.	Financial Statements.
CHINA DIRECT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
	September 30,	December 31,
	2008	2007
ASSETS	(Unaudited)
Current Assets:
Cash and cash equivalents	$19,636,862	$19,024,604
Investment in marketable securities available for sale	8,559,219	7,820,500
Investment in marketable securities available for sale-related party	209,351	1,315,488
Accounts receivable, net of allowance	17,535,988	10,529,316
Accounts receivable-related parties	750,419	2,283,600
Inventories	15,416,872	5,270,388
Prepaid expenses and other current assets	21,301,463	13,951,918
Prepaid expenses-related parties	9,420,705	4,150,943
Loans receivable-related parties	1,525,114	-
Due from related parties	14,588	1,287,877
Subsidiaries held for sale	7,180,439	3,604,849
Total current assets	101,551,020	69,239,483

Restricted cash	1,420	646,970
Property, plant and equipment, net of accumulated depreciation of
$1,792,566 and $509,247 at September 30, 2008 and December 31, 2007, respectively	28,618,127	17,413,489
Prepaid expenses and other assets	229,058	433,075
Property use rights, net	583,918	553,304
Total assets	$130,983,543	$88,286,321
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Loans payable-short term	$1,159,721	$1,909,781
Accounts payable and accrued expenses	9,986,741	9,524,411
Accounts payable-related parties	3,285,754	964,114
Notes payable-related party	-	410,167
Accrued dividends payable	20,235	-
Advances from customers	6,848,069	6,891,788
Other payables	3,945,819	3,090,790
Income taxes payable	757,125	304,977
Due to related parties	734,996	3,137,233
Subsidiaries held for sale	6,668,981	2,303,405
Total current liabilities	33,407,441	28,536,666
Loans payable-long term	198,392	166,573
Minority interest	27,977,974	16,957,503
Stockholders' Equity:
Preferred Stock: $.0001 par value, stated value $1,000 per share; 10,000,000 authorized, 1,006 shares and 0 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	1,006,250	-
Common Stock: $.0001 par value, 1,000,000,000 authorized, 23,545,236 and 20,982,010 issued and outstanding at September 30, 2008 and December 31, 2007, respectively	2,355	2,098
Additional paid-in capital	51,542,323	30,257,644
Deferred compensation	(22,000)	(55,000)
Accumulated comprehensive income (loss)	(7,166,802)	54,688
Retained earnings	24,037,610	12,366,149
Total stockholders’ equity	69,399,736	42,625,579
Total liabilities and stockholders’ equity	$130,983,543	$88,286,321

See notes to unaudited consolidated financial statements

Index

CHINA DIRECT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007

Revenues	$62,297,299	$43,013,630	$196,956,852	$111,298,794
Revenues-related parties	1,065,720	580,777	3,144,366	1,460,777
Total revenues	63,363,019	43,594,407	200,101,218	112,759,571
Cost of revenues	52,772,513	39,009,589	166,080,439	101,426,722
Gross profit	10,590,506	4,584,818	34,020,779	11,332,849
Operating expenses:
Selling, general, and administrative	3,168,049	1,031,238	7,265,630	2,351,485
Operating income	7,422,457	3,553,580	26,755,149	8,981,364
Other income (expense):
Other income	126,635	9,723	423,127	382,981
Interest income	93,782	44,847	333,659	118,086
Realized gain (loss) on sale of marketable securities	-	494,605	(35,705)	700,841
Realized loss on sale of marketable securities-related party	(2,400)	(9,871)	(2,400)	(41,885)
Total other income	218,017	539,304	718,681	1,160,023
Income from continuing operations before income taxes	7,640,474	4,092,884	27,473,830	10,141,387
Income tax benefit (expense)	567,272	(173,737)	(473,152)	(903,488)
Income from continuing operations before minority interest	8,207,746	3,919,147	27,000,678	9,237,899
Minority interest	(2,303,585)	(1,030,591)	(8,902,123)	(2,236,598)
Income from continuing operations	5,904,161	2,888,556	18,098,555	7,001,301
Income (loss) from discontinued operation, net of tax	(18,738)	92,021	54,619	117,887
Net income	5,885,423	2,980,577	18,153,174	7,119,188
Deduct dividends on Series A Preferred Stock:
Preferred stock dividend	(20,235)	-	(1,209,702)	-
Relative fair value of detachable warrants issued	-	-	(2,765,946)	-
Preferred stock beneficial conversion feature	-	-	(2,451,446)	-
Income applicable to common stockholders	$5,865,188	$2,980,577	$11,726,080	$7,119,188
Basic and diluted income per common share after deduction
in the first quarter of 2008, of noncash deemed dividends
attributable to Series A Preferred Stock as described in
Notes 3 & 11 of the Notes to the unaudited consolidated financial statements:

Basic	$0.25	$0.18	$0.52	$0.49
Diluted	$0.23	$0.16	$0.48	$0.44
Basic weighted average common shares outstanding	23,522,179	16,339,868	22,403,054	14,431,869
Diluted weighted average common shares outstanding	25,661,353	18,241,143	24,687,015	16,106,921

See notes to unaudited consolidated financial statements

Index

CHINA DIRECT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months
	Ended September 30,
	2008	2007
Cash flows from operating activities:
Net income	$18,153,174	$7,119,188
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	1,283,319	112,216
Bad debt recovery	-	(102,005)
Stock based compensation	1,672,263	576,557
Realized loss (gain) on investment in marketable securities	35,705	(700,841)
Realized loss on investment in marketable securities-related party	2,400	41,885
Fair value of securities received for services	(10,300,138)	(4,362,275)
Minority interest	11,020,471	1,745,197
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(5,609,520)	(9,082,939)
Prepaid expenses-related parties	(5,269,762)	(1,423,766)
Inventories	(10,146,484)	2,079,260
Accounts receivable	(7,932,422)	(7,018,584)
Accounts receivable-related parties	1,533,181	(140,777)
Accounts payable and accrued expenses	1,054,337	2,826,854
Accounts payable-related party	2,321,640	2,232,636
Advances from customers	(43,719)	1,275,847
Other payables	855,029	(106,994)
Deferred income taxes	-	(72,346)
Income taxes payable	452,148	(448,164)
Net cash used in continuing activities	(918,378)	(5,449,051)
Net cash provided by (used in) discontinued operations	735,367	(765,495)
Net cash used in operating activities	(183,011)	(6,214,546)
Cash flows from investing activities:
Cash acquired from acquisitions	-	2,229,742
Decrease (increase) in notes receivable	937,843	(71,581)
Increase in loans receivable	(1,531,138)	-
Increase in loans receivable-related parties	(1,525,114)	-
Proceeds from the sale of marketable securities available for sale	432,395	1,887,735
Purchases of property, plant and equipment	(11,243,330)	(1,411,740)
Net cash (used in) provided by investing activities	(12,929,344)	2,634,156
Cash flows from financing activities:
Decrease (increase) in restricted cash	645,550	(160,634)
Proceeds from loans payable	2,147,997	1,558,528
Payment of loans payable	(2,866,238)	(22,793)
Payment of notes payable	(592,007)	-
Payment of notes payable-related party	(410,167)	-
Payment of advances from executive officers	-	(140,893)
Due from related parties	1,273,289	369,900
Due to related parties	(2,402,237)
Gross proceeds from sale of preferred stock	12,950,000	-
Proceeds from exercise of warrants/options	2,982,376	14,908,028
Cash payment for stock split/forward and stock buy-back	(41,438)
Cash dividend payment to preferred stock holders	(141,530)
Offering expenses	(1,504,345)	-
Net cash provided by financing activities	12,041,250	16,512,136
EFFECT OF EXCHANGE RATE ON CASH	1,683,363	235,355
Net increase in cash	612,258	13,167,101
Cash, beginning of year	19,024,604	3,030,345
Cash, end of period	$19,636,862	$16,197,446
Supplemental disclosures of cash flow information:
Cash paid for taxes	$250,059	$626,995
Cash paid for interest	$187,188	$5,936
Dividend payment in stock to preferred stock shareholders	$1,047,937	$-
Non-cash preferred stock deemed dividend	$5,217,392	$-
See notes to unaudited consolidated financial statements

Index
CHINA DIRECT, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Business and Organization

China Direct, Inc., a Florida corporation and its subsidiaries are referred to in this report as the “Company”, “we”, “us”, “our”, or “China Direct”.

We are a management and advisory services organization, which owns and consults with business entities operating in the People’s Republic of China (“PRC”). China Direct operates in two primary divisions: (i) Management Services and (ii) Advisory Services. Our Management Services division acquires controlling interests of Chinese business entities which we consolidate as either our wholly or majority owned subsidiaries. Through this ownership control, we provide management advice as well as investment capital. We refer to these subsidiaries as our portfolio companies. Our Advisory Services division provides consulting services to Chinese entities seeking access to the U.S. capital markets. We currently have service contracts with various clients who conduct business within China or seek to conduct business in China. We refer to these companies as client companies.

Our primary, but not exclusive, method of acquiring a portfolio company in the PRC is to create a foreign invested entity (“FIE”), or a joint venture entity (“JV”). Generally, to create a FIE or a JV, an application is made to the local PRC government to increase the registered capital of a Chinese domestic company. The Chinese domestic company will contribute assets and we will contribute investment capital. When a new FIE or JV is created, our ownership is determined by the value of our capital contribution as compared to the new total registered capital amount, giving effect to the value of assets contributed. Our investments in the PRC adhere to the rules and regulations governing foreign investment in China and we obtain all relevant and necessary governmental approvals and business licenses.

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Our unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the requirements for reporting on Form 10-Q. Accordingly, they do not include all the information and footnotes required by U.S. generally accepted accounting principles for annual financial statements. However, the information included in these interim financial statements reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full year. The consolidated balance sheet information as of December 31, 2007 was derived from the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007. These interim financial statements should be read in conjunction with our Form 10-K for the year ended December 31, 2007. Certain reclassifications have been made to prior year amounts to conform to the current year presentation and to disclose our reclassification of discontinued operations.

During the third quarter of 2008, we elected to exit the alternative energy and recycling business conducted by CDI Clean Technology Group, Inc. (“CDI Clean Technology”). Included as part of the sale of CDI Clean Technology are: (i) Shandong CDI Wanda New Energy Co., Ltd., a Chinese limited liability company, a 51% majority owned subsidiary of CDI Clean Technology (“CDI Wanda”) and (ii) Yantai CDI Wanda Renewable Resources Co., Ltd., a Chinese limited liability company, a 52% majority owned subsidiary of CDI Wanda (“Yantai CDI Wanda”). We formed CDI Clean Technology in January 2007. We classified CDI Clean Technology as “Subsidiaries held for sale” in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144. On October 30, 2008, we completed the sale of an 81% interest in our wholly owned subsidiary CDI Clean Technology to PE Brothers Corp. for $1,240,000, accordingly no loss was recognized during the nine months ended September 30, 2008.

During the quarter ended September 30, 2008, we ceased depreciation of CDI Clean Technology and its subsidiaries and as a result of the held for sale classification, we assessed the estimated fair value of the subsidiary and no impairment charge was recognized. The results of operations from CDI Clean Technology and its subsidiaries are classified as discontinued operations in 2008. Prior period reported results of operations of CDI Clean Technology and its subsidiaries have been reclassified to reflect the assets and liabilities of these subsidiaries as held for sale. As a result of this transaction, we will account for our 19% ownership interest in CDI Clean Technology as an investment using the equity method of accounting.

Index
CHINA DIRECT, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
SEPTEMBER 30, 2008

As disclosed in earlier filings, on April 26, 2008 CDI China entered into an Investment Framework Agreement to form Baotou Xinjin Magnesium Co., Ltd., a Chinese limited liability company (“Xinjin Magnesium”) to jointly invest and increase the registered capital thereby forming an FIE. During the quarter ended September 2008, we elected not to pursue this venture. We did not contribute any capital to Xinjin Magnesium.

In March 2008, CDI Shanghai Management formed CDI Metal Recycling as a joint venture entity. CDI Shanghai Management contributed $347,222 to the registered capital of the joint venture, representing an 83% interest. CDI Metal Recycling will recycle aluminum wire into aluminum powder. CDI Metal Recycling expects to commence operations in 2009.

In February 2008, CDI China, entered into an agreement with Excel Rise and Three Harmony (Australia) Party, Ltd. (“Three Harmony”) to form Baotou Changxin Magnesium, a Chinese limited liability company as a FIE. Prior to September 30, 2008 CDI China contributed approximately $7,084,000 to the registered capital of this entity, Excel Rise contributed $5,417,000 and Three Harmony contributed $1,389,000, representing a 51%, 39% and 10% interest, respectively. We own a 70.9% interest in Baotou Changxin Magnesium based on our 51% ownership interest through our wholly owned subsidiary CDI China and a 19.9% ownership interest through our 51% ownership interest in Excel Rise.

In June 2008, CDI Shanghai Management entered into an agreement to form CDI Beijing, a Chinese limited liability company. Under the terms of the agreement, CDI Shanghai Management acquired a 51% interest in CDI Beijing, which became effective in September 2008 when CDI Beijing received a business license from the Chinese government. CDI Beijing is engaged in the sale and distribution of steel, non ferrous metals and lumber products in China. Under the terms of the agreement, the initial registered investment amount of CDI Beijing is $7.27 million; $3.57 million and $3.7 million to be contributed by Mr. Chen and CDI Shanghai Management Mr. Chen and CDI Shanghai Management respectively, in installments on or before September 2009.  On August 28, 2008, we contributed $750,000 while Mr. Chen made his capital contribution of $720,000.  As of the date of this report, CDI Shanghai Management has a commitment to contribute an additional $2.95 million to CDI Beijing by March 31, 2009.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results when ultimately realized could differ from those estimates. Significant estimates include the allowance for doubtful accounts of accounts receivable, certain assumptions underlying the calculation of stock-based compensation, investments in marketable securities available for sale, assets and liabilities held for sale and the useful life of property, plant and equipment.

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, we consider all highly liquid investments with original maturities of three months or less to be cash equivalents. The carrying value of these investments approximate their fair value.

Concentration of Credit Risks

Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash and trade accounts receivable. We deposit our cash with high credit quality financial institutions in the United States and China. As of September 30, 2008, bank deposits in the United States exceeded federally insured limits by $130,068. At September 30, 2008, we had deposits of $12,131,796 in banks in China. Our deposits in China are not insured as there is no equivalent of the FDIC as in the United States. We have not experienced any losses in such bank accounts through September 30, 2008.

At September 30, 2008 and December 31, 2007, bank deposits, (reclassified to reflect discontinued operations), by geographic area were as follows:

Country	September 30, 2008		December 31, 2007
United States	$7,505,066	38%	$9,942,948	52%
China	12,131,796	62%	9,081,656	48%

Total cash and cash equivalents	$19,636,862	100%	$19,024,604	100%

In addition, at December 31, 2007, we held an additional $1,370,327 in China which has been reclassified as “Subsidiaries held for sale” at September 30, 2008.

Index

CHINA DIRECT, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
SEPTEMBER 30, 2008

In an effort to mitigate any potential risk, we periodically evaluate the credit quality of the financial institutions at which we hold deposits, both in the United States and China.

Marketable securities available for sale at September 30, 2008 and December 31, 2007 consist of the following:

Client Name	September 30, 2008		December 31, 2007

China America Holdings, Inc.	$589,810	7%	$1,828,481	23%
China Logistics Group, Inc. (“China Logistics”)	4,085,215	48%	4,042,500	52%
Dragon International Group Corp.	953,123	11%	1,171,844	15%
China Armco Metals, Inc.	2,798,822	33%
Other	132,249	1%	777,675	10%
Total marketable securities available for sale	$8,559,219	100%	$7,820,500	100%

We categorize securities as investment in marketable securities available for sale and investment in marketable securities available for sale-related party. The securities of China Logistics we own are restricted securities and cannot be readily resold by us absent a registration of those securities under the Securities Act of 1933 (the “Securities Act”) or the availability of an exemption from the registration requirements under the Securities Act. The exemption from registration under Rule 144 of the Securities Act is not available because China Logistics is deemed not to be current in its filings with the SEC as a result of its need to restate its financial statements for the year ended December 31, 2007, the three months ended March 31, 2008 and the six months ended June 30, 2008.

The securities of one client, Dragon Capital Group Corp. (“Dragon Capital”), accounted for all investment in marketable securities available for sale-related party and totaled $209,351 and $1,315,488 at September 30, 2008 and December 31, 2007, respectively. Dragon Capital is a related party. Mr. Lisheng (Lawrence) Wang, the CEO and Chairman of the Board of Dragon Capital, is the brother of Dr. James Wang, CEO and Chairman of China Direct. These securities were issued by Dragon Capital as compensation for consulting services. Dragon Capital is a non-reporting company whose securities are quoted on the Pink Sheets, and as such, under Federal securities laws, securities of Dragon Capital cannot be readily resold by us, generally, absent a registration of those securities under the Securities Act. Dragon Capital does not intend to register the securities.

Accordingly, while under generally accepted accounting principles we are required to reflect the fair market value of our holdings in China Logistics and Dragon Capital, they are not readily convertible into cash and we may never realize the carrying value of these securities.

At September 30, 2008 our consolidated balance sheet includes accounts receivable-related party of $558,044 and $192,375 due from Taiyuan YiWei Magnesium Industry Co., Ltd. to Chang Magnesium and Golden Magnesium, respectively. The $558,044 resulted from sales generated during the nine months ended September 30, 2008 of residual scrap products created during the manufacturing process, which are outside the ordinary course of business for our Magnesium segment. These amounts reflect payment, which had not yet been collected as of September 30, 2008. Yuwei Huang, CEO and Chairman of Chang Magnesium, Chairman of Baotou Changxin Magnesium, and CEO and Vice Chairman of Golden Magnesium, is the Chairman of Taiyuan YiWei Magnesium Industry Co., Ltd., a Chinese limited liability company (“YiWei Magnesium”).

Accounts Receivable

Accounts receivable are reported at net realizable value. We have established an allowance for doubtful accounts based upon factors pertaining to the credit risks of specific customers, historical trends, age of the receivable and other information. Delinquent accounts are written off when it is determined that the amounts are uncollectible. At September 30, 2008 and December 31, 2007, allowances for doubtful accounts were $278,363 and $290,456, respectively.

Index
CHINA DIRECT, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
SEPTEMBER 30, 2008

Inventories

Inventories, consisting of raw materials and finished goods are stated at the lower of cost or market utilizing the weighted average method. Inventories as of September 30, 2008 and December 31, 2007 totaled $15,416,872 and $5,270,388, respectively. Due to the nature of our business and the short duration of the manufacturing process of our products, there was no work-in-process inventory at September 30, 2008 and December 31, 2007.

Accounts Payable-Related Parties

At September 30, 2008 our consolidated balance sheet reflects accounts payable-related party of $3,285,754, which is comprised of $2,186,773, $34,823, and $738,381 due YiWei Magnesium for the purchase of inventory by Chang Magnesium, Baotou Changxin Magnesium and Golden Magnesium, respectively, and $325,777 due to Shanxi Senrun Coal Chemistry Co., Ltd., from Golden Magnesium. At December 31, 2007 our consolidated balance sheet reflects accounts payable-related party of $964,114 comprised of $604,596 and $359,518 due YiWei Magnesium for the purchase of inventory by Chang Magnesium and Golden Magnesium, respectively.

Shanxi Senrun Coal Chemistry Co., Ltd., a Chinese limited liability company, holds a 20% interest in Golden Magnesium, (“Senrun Coal”).

Fair Value of Financial Instruments

As of January 1, 2008, we adopted on a prospective basis certain required provisions of Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements, as amended by Financial Accounting Standards Board (FASB) Financial Staff Position (FSP) No. 157-2, on the effective date of FASB Statement No. 157. Those provisions relate to our financial assets and liabilities carried at fair value and our fair value disclosures related to financial assets and liabilities. SFAS 157 defines fair value, expands related disclosure requirements and specifies a hierarchy of valuation techniques based on the nature of the inputs used to develop the fair value measures. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. There are three levels of inputs to fair value measurements - Level 1, meaning the use of quoted prices for identical instruments in active markets; Level 2, meaning the use of quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active or are directly or indirectly observable; and Level 3, meaning the use of unobservable inputs. Observable market data should be used when available.

Most, but not all, of our financial instruments are carried at fair value, including, all of our cash equivalents, investments classified as available for sale securities and assets held for sale and are carried at fair value, with unrealized gains and losses, net of tax. Virtually all of our valuation measurements are Level 1 measurements. The adoption of SFAS 157 did not have a significant impact on our consolidated financial statements.

Marketable Securities

Through our Advisory Services division, we receive securities which include common stock and common stock purchase warrants from client companies as compensation for consulting services. We classify these securities as investments in marketable securities available for sale or investment in marketable securities available for sale-related party. These securities are stated at their fair value in accordance with SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities ”, and EITF 00-8 “Accounting by a Grantee for an Equity Instrument to be Received in Conjunction with Providing Goods or Services ”. Unrealized gains or losses in investments in marketable securities available for sale are recognized as an element of other comprehensive income on a monthly basis based on fluctuations in the fair value of the security as quoted on an exchange or an inter-dealer quotation system. Realized gains or losses are recognized in the consolidated statements of operations when the securities are liquidated.

To date, all securities (exclusive of preferred stock and warrants) received from our client companies as compensation are quoted either on the Over the Counter Bulletin Board or the Pink Sheets. The securities are typically restricted as to resale. Our policy is to liquidate securities received as compensation when market conditions are favorable for sale. As these securities are often restricted, we are unable to liquidate these securities until the restriction is removed. We recognize revenue for common stock based on the fair value at the time common stock is granted and for common stock purchase warrants based on the Black-Scholes valuation model. Unrealized gains or losses on marketable securities available for sale and on marketable securities available for sale-related party are recognized as an element of comprehensive income on a monthly basis based on changes in the fair value of the security as quoted on an exchange or an inter-dealer quotation system. Once liquidated, realized gains or losses on the sale of marketable securities available for sale and marketable securities available for sale-related party are reflected in our net income for the period in which the security was liquidated.

Index

CHINA DIRECT, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
SEPTEMBER 30, 2008

Other-than-temporary impairment of securities are evaluated periodically to determine whether a decline in their value is other than temporary. Management utilizes criteria such as the magnitude and duration of the decline, in addition to the reasons underlying the decline, to determine whether the loss in value is other than temporary. The term “other-than-temporary” is not intended to indicate that the decline is permanent. It indicates that the prospects for a near term recovery of value are not necessarily favorable, or that there is a lack of evidence to support fair values equal to, or greater than, the carrying value of the investment. Once a decline in value is determined to be other than temporary, the value of the security is reduced and a corresponding impairment charge to earnings is recognized.

The unrealized loss on marketable securities available for sale, net of the effect of taxes, for the three months ended September 30, 2008 and 2007 was $6,323,015 and $763,053, respectively. The unrealized loss on marketable securities available for sale-related party, net of the effect of taxes, for the three months ended September 30, 2008 and 2007 was $641,139 and $467,269 respectively.

The unrealized loss on marketable securities available for sale, net of the effect of taxes, for the nine months ended September 30, 2008 and 2007 was $9,097,319 and $1,322,277, respectively. The unrealized loss on marketable securities available for sale-related party, net of the effect of taxes, for the nine months ended September 30, 2008 and 2007 was $1,099,737 and $1,023,351 respectively.

The realized (loss) gain on investments in marketable securities available for sale for the three months ended September 30, 2008 and 2007 was $0 and $494,605, respectively. The net realized loss on the sale of marketable securities available for sale-related party for the three months ended September 30, 2008 and 2007 was $2,400 and $9,871, respectively.

The realized (loss) gain on investments in marketable securities available for sale for the nine months ended September 30, 2008 and 2007 was ($35,705) and $700,841, respectively. Net realized loss on the sale of marketable securities available for sale-related party for the nine months ended September 30, 2008 and 2007 was $2,400 and $41,885, respectively.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of (i) prepayments to vendors for merchandise that had not yet been shipped, (ii) the fair value of securities received from client companies associated with our Consulting segment assigned to our executive officers and employees as compensation, (iii) value added tax refunds available from the Chinese government, (iv) loans receivable and (v) other receivables.  At September 30, 2008 and December 31, 2007 our consolidated balance sheets include prepaid expenses and other current assets of $21,301,463 and $13,951,918, respectively.

Prepaid expenses-related parties were $9,420,705 and $4,150,943, at September 30, 2008 and December 31, 2007, respectively. Chang Magnesium and Golden Magnesium advanced $4,391,173 and $28,497, respectively to YiWei Magnesium for the future delivery of inventory which has not yet been received. Golden Magnesium advanced $1,568,221 to Senrun Coal for the future supply of gas, which had not yet been provided. Pan Asia Magnesium advanced $1,682,292 to Shanxi Jinyang Coal and Coke Group Co., Ltd., for the future supply of gas, which had not yet been provided. The gas to be provided will be utilized in future periods as energy to fuel our magnesium production facilities. Baotou Changxin Magnesium advanced Youbing Yang, a member of its board of directors, $1,750,522 for its purchase of a magnesium facility. This amount is classified as “other receivable-related party” as the transaction is pending as of the report date.  Upon completion of a final agreement, this amount will be reclassified as a fixed asset.

Non-current prepaid expenses and other assets consist of (i) the fair value of the securities of our client companies assigned to executive officers and employees as compensation for services to be rendered over the term of the respective consulting agreement which will be amortized beyond the twelve month period, and (ii) other assets acquired in connection with the acquisition of Pan Asia Magnesium. Accordingly, non-current prepaid expenses totaled $229,058 and $433,075 at September 30, 2008 and December 31, 2007, respectively.

Index

CHINA DIRECT, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
SEPTEMBER 30, 2008

Property, Plant and Equipment

Property, plant and equipment are recorded at cost and depreciated on a straight line basis over their estimated useful lives of three to forty years. Maintenance and repairs are charged to expense as incurred. Significant renewals and improvements are capitalized.

Acquisitions

We account for acquisitions using the purchase method of accounting in accordance with the provisions of SFAS No. 141. In each of our acquisitions for the periods presented, we determined that fair values were equivalent to the acquired historical carrying costs.

Advances from Customers and Deferred Revenues

Advances from customers represent (i) prepayments to us for merchandise that had not yet been shipped to customers of $5,155,244, and (ii) the fair value of securities received as compensation which will be amortized over the term of the respective consulting agreement totaled $1,692,825. We will recognize these advances as revenues as customers take delivery of the goods or when the services have been rendered, in compliance with our revenue recognition policy. Advances from customers totaled $6,848,069 and $6,891,788 at September 30, 2008 and December 31, 2007 (reclassified to reflect discontinued operation), respectively.

Comprehensive Income

We follow Statement of Financial Accounting Standards No. 130 (SFAS 130) “Reporting Comprehensive Income” to recognize the elements of comprehensive income. Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive income for the nine months ended September 30, 2008 and 2007 included net income, foreign currency translation adjustments, unrealized gains or losses on marketable securities available for sale, net of income taxes, and unrealized gains or losses on marketable securities available for sale-related party, net of income taxes.

Foreign Currency Translation

The accompanying consolidated financial statements are presented in United States dollars. The functional currency of our Chinese subsidiaries is the Renminbi, the official currency of the People’s Republic of China, (“RMB”). Capital accounts of the consolidated financial statements are translated into United States dollars from RMB at their historical exchange rates when the capital transactions occurred. Assets and liabilities are translated at the exchange rates as of the balance sheet date. Income and expenditures are translated at the average exchange rates for the three and nine month periods ended September 30, 2008 and September 30, 2007. A summary of the conversion rates for the periods presented is as follows:

	September 30,
	2008	2007

Quarter end RMB : U.S. Dollar exchange rate	6.8551	7.5176
Average year-to-date RMB : U.S. Dollar exchange rate	6.9989	7.6758

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through PRC authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into United States dollars at the rates applied in the translation.

Index
CHINA DIRECT, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
SEPTEMBER 30, 2008

Impairment of Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, we periodically review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. We recognize an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the estimated fair value and the book value of the underlying asset. We did not record any impairment charges during the nine months ended September 30, 2008 or 2007.

Subsidiaries Held for Sale

Long-lived assets are classified as held for sale when certain criteria are met. These criteria include management’s commitment to a plan to sell the assets; the availability of the assets for immediate sale in their present condition; an active program to locate buyers and other actions to sell the assets has been initiated; the sale of the assets is probable and their transfer is expected to qualify for recognition as a completed sale within one year; the assets are being marketed at reasonable prices in relation to their fair value; and it is unlikely that significant changes will be made to the plan to sell the assets. We measure long-lived assets to be disposed of by sale at the lower of carrying amount or fair value, less cost to sell. See Note 14, “Subsidiaries Held for Sale,” for further information.

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

Index
CHINA DIRECT, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
SEPTEMBER 30, 2008

Revenue Recognition

We follow the guidance of the Securities and Exchange Commission's Staff Accounting Bulletin (“SAB”) No. 104 and SAB Topic 13 for revenue recognition. In general, we record revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured.

Stock Based Compensation

We account for the grant of stock options and restricted stock awards in accordance with SFAS 123R, “Share-Based Payment, an Amendment of FASB Statement No. 123” (“SFAS 123R”). SFAS 123R requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity based compensation.

Recent Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FAS 115 ”. SFAS 159 allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. SFAS 159 had no impact on our financial statements as of September 30, 2008, and we will continue to evaluate the impact, if any, of SFAS 159 on our financial statements.

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

In December 2007, the FASB issued SFAS 160, “Non-controlling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51, Consolidated Financial Statements ” (“ARB 51”). This Statement amends ARB 51 to establish new standards that will govern the (1) accounting for and reporting of non-controlling interests in partially owned consolidated subsidiaries and (2) the loss of control of subsidiaries. A non-controlling interest will be reported as part of equity in the consolidated financial statements. Losses will be allocated to the non-controlling interest, and, if control is maintained, changes in ownership interests will be treated as equity transactions. Upon a loss of control, any gain or loss on the interest sold will be recognized in earnings. SFAS 160 is effective for periods beginning after December 15, 2008. We are currently evaluating the requirements of SFAS 160 and the impact of adoption on our consolidated financial statements.

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

Index
CHINA DIRECT, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
SEPTEMBER 30, 2008

In May 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants. Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We will adopt FSP APB 14-1 beginning in the first quarter of fiscal 2009, and this standard must be applied on a retrospective basis. We are evaluating the impact the adoption of FSP APB 14-1 will have on our consolidated financial position and results of operations.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. This standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principles in the United States for non-governmental entities. SFAS No. 162 is effective 60 days following approval by the U.S. Securities and Exchange Commission (“SEC”) of the Public Company Accounting Oversight Board’s amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. We do not expect SFAS No. 162 to have a material impact on the preparation of our consolidated financial statements.

On September 16, 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” to address the question of whether instruments granted in share-based payment transactions are participating securities prior to vesting. The FSP determines that unvested share-based payment awards that contain rights to dividend payments should be included in earnings per share calculations. The guidance will be effective for fiscal years beginning after December 15, 2008. We are currently evaluating the requirements of FSP No. EITF 03-6-1.

On October 10, 2008, the FASB issued FSP No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. This FASB Staff Position (FSP) clarifies the application of FASB Statement No. 157, Fair Value Measurements (“Statement 157”), in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset under those circumstances. Statement 157 was issued in September 2006, and is effective for financial assets and financial liabilities for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We have adopted FSP 157-3 and determined that it had no impact as of September 30, 2008 on our financial statements, and we will continue to evaluate the impact, if any, of FSP 157-3 on our financial statements.

Index
CHINA DIRECT, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
SEPTEMBER 30, 2008

NOTE 3 - EARNINGS (LOSSES) PER SHARE

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

	Three Months Ended September 30,
	2008	Per Share	2007	Per Share
Numerator:
Income from continuing operations	$5,904,161	0.25	$2,888,556	0.18
Income (loss) from discontinued operations, net of tax	(18,738)	0.00	92,021	0.00
Series A preferred stock:
Preferred stock dividend	(20,235)	0.00	-
Relative fair value of detachable warrants issued	-		-
Preferred stock beneficial conversion feature	-		-
Numerator for basic EPS, Income applicable to common stock holders (A)	5,865,188	0.25	2,980,577	0.18
Plus: Income impact of assumed conversions
Preferred stock dividends - unconverted	20,235		-
Numerator for diluted EPS, Income applicable to common stock holders plus assumed conversions (*)(B)	$5,885,423	0.23	$2,980,577	0.16
Denominator:
Denominator for basic earnings per share - weighted average number of common shares outstanding (C)	23,522,179		16,339,868
Stock Awards, Options, and Warrants	1,995,424		1,901,275
Preferred stock dividends - unconverted	143,750		-
Denominator for diluted earnings per share - adjusted weighted average outstanding average number of common shares outstanding (D)	25,661,353		18,241,143
Basic and Diluted Income Per Common Share:
Earnings per share - basic (A)/(C)	0.25		0.18
Earnings per share - diluted (B)/(D)	0.23		0.16

	Nine Months Ended September 30,
	2008	Per Share	2007	Per Share
Numerator:
Income from continuing operations	$18,098,555	0.81	$7,001,301	$0.49
Income (loss) from discontinued operations, net of taxes	54,619	0.00	117,887	0.00
Series A preferred stock:
Preferred stock dividend	(1,209,702)	(0.05)	-
Relative fair value of detachable warrants issued	(2,765,946)	(0.12)	-
Preferred stock beneficial conversion feature	(2,451,446)	(0.11)	-
Numerator for basic EPS, Income applicable to common stock holders (A)	$11,726,080	0.52	$7,119,188	$0.49
Plus: Income impact of assumed conversions
Preferred stock dividends - unconverted	51,332		-
Numerator for diluted EPS, Income applicable to common stock holders plus assumed conversions (*)(B)	$11,777,412	0.48	$7,119,188	$0.44
Denominator:
Denominator for basic earnings per share - weighted average number of common shares outstanding (C)	22,403,054		14,431,869
Stock Awards, Options, and Warrants	2,161,721		1,675,052
Preferred stock dividends - unconverted	122,240		-
Denominator for diluted earnings per share - adjusted weighted average outstanding average number of common shares outstanding (D)	$24,687,015		$16,106,921
Basic and Diluted Income Per Common Share:
Earnings per share - basic (A)/(C)	0.52		0.49
Earnings per share - diluted (B) (D)	0.48		0.44

* The denominator in diluted earnings per share for the three months period and nine months period ended September 30, 2008 does not include assumed shares outstanding prior to conversion under the “if converted” method of 518,764 shares and 728,134 shares, respectively, as such inclusion would be anti-dilutive.

Index
CHINA DIRECT, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
SEPTEMBER 30, 2008

EITF Issue No. 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128” (EITF 03-6) requires companies with participating securities to calculate earnings per share using the two-class method. Our shares of Series A Convertible Preferred Stock are considered to be participating securities as these securities are entitled to dividends declared on our common stock; therefore, EITF 03-6 requires the allocation of a portion of undistributed earnings to the Series A Convertible Preferred Stock in the calculation of basic earnings per share.

NOTE 4 - COMPREHENSIVE INCOME

Comprehensive income is comprised of net income and other comprehensive income or loss. Other comprehensive income or loss refers to revenue, expenses, gains and losses that under accounting principles generally accepted in the United States are included in comprehensive income but excluded from net income as these amounts are recorded directly as an adjustment to stockholders’ equity.

Our other comprehensive income consists of currency translation adjustments, unrealized loss on marketable securities available for sale, net of taxes and unrealized loss on marketable securities available for sale-related party, net of taxes. The following table sets forth the computation of comprehensive income for the nine month periods ended September 30, 2008 and 2007, respectively.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Comprehensive Income
Net Income	$5,885,423	2,980,577	$18,153,174	7,119,188
Other Comprehensive Income (Loss)
Foreign currency translation gain (loss)	(131,367)	145,109	2,975,566	393,158
Unrealized loss on marketable securities held for sale, net of income taxes	(6,323,015)	(763,053)	(9,097,319)	(1,322,277)
Unrealized gain (loss) on marketable securities held for sale-related parties, net of income taxes	(641,139)	(467,269)	(1,099,737)	(1,023,351)
Total Other Comprehensive Income (Loss)	(7,095,521)	(1,085,213)	(7,221,490)	(1,952,470)

Total Comprehensive Income (Loss)	$(1,210,098)	$1,895,364	$10,931,684	$5,166,718

Index
CHINA DIRECT, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
SEPTEMBER 30, 2008

NOTE 5 - INVENTORIES

At September 30, 2008 and December 31, 2007, inventories, (reclassified to reflect discontinued operations), consisted of the following:

	September 30, 2008 (Unaudited)	December 31, 2007

Raw materials	$5,618,782	$4,194,190
Finished goods	9,798,090	1,076,198
Total	$15,416,872	$5,270,388

Due to the nature of our business and the short duration of the manufacturing process for our products; there was no work in process inventory at September 30, 2008 and December 31, 2007.

NOTE 6 - PREPAID EXPENSES AND OTHER CURRENT ASSETS

At September 30, 2008 and December 31, 2007, prepaid expenses and other current assets, (reclassified to reflect discontinued operations), consist of the following:

	September 30, 2008	December 31, 2007
	(unaudited)
Prepayments to vendors	$10,876,298	$10,069,687
Other receivables	7,739,153	3,043,193
Fair value of client securities received for payment of services assigned to executive officers and employees as compensation	170,775	638,961
Loans receivable	1,531,138	-
Other assets acquired in connection with acquisition of Pan Asia Magnesium	142,959	138,089
Tax refund	1,026,701	143,784
Security deposits	43,497	351,279

Total	21,530,521	14,384,993
Less: Current Portion	(21,301,463)	(13,951,918)

Prepaid expenses and other assets, non-current	$229,058	$433,075

Index
CHINA DIRECT, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
SEPTEMBER 30, 2008

NOTE 7 - PROPERTY, PLANT AND EQUIPMENT

At September 30, 2008 and December 31, 2007, property, plant and equipment, (reclassified to reflect discontinued operations), consisted of the following:

	Useful Life	September 30, 2008 (unaudited)	December 31, 2007
Buildings	10-40 years	$5,337,539	$4,904,304
Manufacturing equipment	10 years	10,173,427	7,099,541
Office equipment and furniture	3-5 years	639,739	380,846
Autos and trucks	5 years	1,078,095	468,761
Construction in progress	N/A	13,181,893	5,069,284

Total		30,410,693	17,922,736
Less: Accumulated Depreciation		(1,792,566)	(509,247)
		$28,618,127	$17,413,489

For the three and nine months ended September 30, 2008 depreciation expense totaled $362,032 and $1,283,319, respectively. For the three and nine months ended September 30, 2007 depreciation expense totaled $63,327 and $112,216, respectively.

NOTE 8 - PROPERTY USE RIGHTS

Property use rights, consisting of mining and property use rights amounted to $583,918 and $553,304 at September 30, 2008 and December 31, 2007, respectively.

We acquired property use rights valued at $96,078, in connection with the acquisition of CDI Magnesium in February 2007. The property use rights provide for the use of certain properties located in China until February 12, 2010. We will begin to amortize the value of the property use rights when the magnesium refinery commences operations.

In connection with our acquisition of CDI Jixiang Metal in December 2007, we acquired mining rights to approximately 51 acres located in the Yongshun Kaxi Lake Mining area of China. Acquisition costs for the mining rights as of September 30, 2008 are $487,840. CDI Jixiang Metal is presently in the exploration stage of its business operations and is engaged in the evaluation of mineral deposits or reserves. We have not established a reserve. There is no assurance that commercially viable mineral deposits exist on this property and further exploration will be required before a final evaluation as to the economic feasibility is determined.

Index
CHINA DIRECT, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
SEPTEMBER 30, 2008

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

NOTE 9 - LOANS PAYABLE

    Loans payable at September 30, 2008 and December 31, 2007 consisted of the following:

	September 30, 2008	December 31, 2007
Description	(Unaudited)

Loan due to Shanxi Xinglong Foundry Co., Ltd. Due on demand. Non-interest bearing.	$-	$410,167
Loan due to Taiyuan YanKang Industrial Co., Ltd. Due on demand. Non-interest bearing.	-	410,167
Loan due to Xu XianJun. Due on demand. Non-interest bearing.	-	492,200
Loan due to ShanXi Rural Credit Union from Golden Magnesium. Due on demand. 17.18% annual interest rate.	430,337	-
Loan due to China MinSheng Bank. Due July 24, 2008. 7.89% annual interest rate. Secured by Lang Chemical’s restricted cash. This loan was satisfied as of the date of this report.	729,384	-
Loan due to China Commercial Bank, dated July 3, 2007, due in quarterly installments through July 3, 2012. 8.13% annual interest rate. Secured by Lang Chemical’s property.	198,392	216,931
Loan due to ShanXi Rural Credit Union. Due on demand. 12.58% annual interest rate.	-	546,889

Total	1,358,113	2,076,354
Less: current portion	(1,159,721)	(1,909,781)

Loans payable, long-term	$198,392	$166,573

Index
CHINA DIRECT, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
SEPTEMBER 30, 2008

NOTE 10 - RELATED PARTY TRANSACTIONS

Yuwei Huang, CEO and Chairman of Chang Magnesium, Chairman of Baotou Changxin Magnesium, and CEO and Vice Chairman of Golden Magnesium, is the Chairman of YiWei Magnesium.

At September 30, 2008 we reported accounts receivable-related party of $750,419 which is comprised of $558,044 due to Chang Magnesium from YiWei Magnesium and $192,375 due to Golden Magnesium from YiWei Magnesium. The $558,044 resulted from sales generated during the nine months ended September 30, 2008 of residual scrap products created during the manufacturing process, which are outside the ordinary course of business for our Magnesium segment. These amounts reflect payments which had not yet been collected as of September 30, 2008.

At September 30, 2008, we reported prepaid expenses-related parties of $9,420,705 comprised of the following:

·	$4,391,173 prepaid by Chang Magnesium to YiWei Magnesium for the future delivery of inventory which has not yet been received,
·	$28,497 prepaid by Golden Magnesium to YiWei Magnesium for the future delivery of inventory which has not yet been received,
·	$1,568,221 prepaid by Golden Magnesium to Senrun Coal for the future supply of gas which has not yet been provided,
·
$1,682,292 prepaid by Pan Asia Magnesium to Shanxi Jinyang Coal and Coke Group Co., Ltd., a Chinese limited liability company (“Jinyang Group”) for the future supply of gas which has not yet been provided. Jinyang Group, holds a 49% interest in Pan Asia Magnesium,

·
$1,750,522 due to Baotou Changxin Magnesium from Youbing Yang, a member of its board of directors.  Baotou Changxin Magnesium advanced the funds towards its  purchase of a magnesium facility. This amount is classified as “other receivable-related party” as the transaction is pending as of the report date.  Upon completion of a final agreement, this amount will be reclassified as a fixed asset.

At September 30, 2008 we reported due from related party of $14,588 due CDI Metal Recycling from Zhou Weiyi, the minority interest holder, for the contribution of registered capital related to the formation of CDI Metal Recycling.

At September 30, 2008 we reported accounts payable-related parties of $3,285,754 comprised of the following:

·	$2,186,773 due from Chang Magnesium to YiWei Magnesium for inventory purchases.
·	$738,381 due from Golden Magnesium to YiWei Magnesium for inventory purchases,
·	$325,777 due from Golden Magnesium to Senrun Coal for inventory purchases.
·	$34,823 due from Baotou Changxin Magnesium to YiWei Magnesium for inventory purchases.

At September 30, 2008, we reported due to related party of $734,996 comprised of the following:

·	$729,384 due to Chi Chen from Capital One Resource, and
·	$5,612 due to Chi Chen from CDI Beijing.

Chi Chen, minority owner of CDI Beijing, advanced these funds for working capital purposes related to CDI Beijing.

Index
CHINA DIRECT, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
SEPTEMBER 30, 2008

At September 30, 2008 we reported loans receivable-related parties of $1,525,114 comprised of the following:

·
$74,397 due CDI Shanghai Management from Dragon Capital.  Lisheng (Lawrence) Wang, the CEO and Chairman of Dragon Capital is the brother of Dr. James Wang, our CEO and Chairman.  The funds were advanced for working capital purposes.

·
$1,450,717 due Lang Chemical from NanTong Langyuan Chemical Co., Ltd., a Chinese limited liability company owned by Jingdong Chen and Qian Zhu, the two minority shareholders of Lang Chemical (“NanTong Chemical”). The funds were advanced for working capital purposes.

NOTE 11 - STOCKHOLDERS’ EQUITY

Preferred Stock

We have 10,000,000 shares of preferred stock, par value $.0001, authorized, of which we designated 12,950 as our Series A Convertible Preferred Stock in February 2008. At September 30, 2008, there were 1,006 shares of Series A Convertible Preferred Stock issued and outstanding. There were no shares of Series A Convertible Preferred Stock issued and outstanding as of December 31, 2007.

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

Upon conversion of the Series A Preferred Stock, we are required to pay an amount (the “Make-Whole Additional Amount”) equal to 8% of the stated value of the shares converted or redeemed - essentially an extra year’s dividend. This amount shall be paid in shares valued at the lower of the conversion price or 90% of the weighted average price of our common stock for the 10 consecutive trading days immediately preceding the date of notice.

A registration statement covering the public resale of the shares of common stock underlying the Series A Preferred Stock and the warrants was declared effective by the Securities and Exchange Commission on April 23, 2008.

As of September 30, 2008, holders of our Series A Preferred Stock have converted 11,944 shares of the 12,950 shares of the Series A Preferred Stock. Each share of Series A Preferred stock was convertible into 142.8541 shares of common stock. As a result of the conversion of the Series A Preferred Stock, we have issued 1,706,250 shares of our common stock, 10,346 shares of common stock in payment of the accrued dividends, and 136,500 shares of common stock, the Make Whole Additional Amount.

Index
CHINA DIRECT, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
SEPTEMBER 30, 2008

The 1,850,000 warrants issued to purchasers of the Series A Preferred Stock, exclusive of the 300,000 warrants issued to Roth Capital Partners, LLC (“Roth Capital”) as a fee, were determined to have a fair value of $2.07 per warrant with a total valuation of $3,829,500. Inputs used in making this determination included:

·	Value of $6.83 per share of common stock;
·	Expected volatility factor of 90%;
·	$0 dividend rate on the common stock;
·	Warrant exercise price of $8.00;
·	Estimated time to exercise of 1 year; and
·	Risk free rate of 2.06%.

The relative fair value of the warrants of $2,765,946 has been recorded as a return to the Preferred Stockholder (dividend) by debiting Retained Earnings and crediting Additional Paid-In Capital.

In addition, under the provisions of EITF 98-5 ‘Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios’ (“EITF 98-5”),  and EITF 00-27  ‘Application of Issue No. 98-5 to Certain Convertible Instruments’  (“EITF 00-27”), the Series A Preferred Stock issuance carried an embedded beneficial conversion feature at issuance. Accordingly, after first allocating the proceeds received from the Series A Preferred Stock offering to the preferred shares and detachable warrants on a relative fair value basis, we derived an intrinsic value of the conversion feature of $2,451,446. As the Series A Preferred Stock does not have a stated redemption date or finite life, the deemed dividend was recognized immediately as a non-cash charge during the nine months ended September 30, 2008. This non-cash one-time preferred stock deemed dividend was calculated as the difference between the average of our common stock price of $6.83 per share and the calculated effective conversion price of the Series A Preferred Stock. The effective conversion price of the Series A Preferred Stock was determined with reference to the relative fair value allocation of proceeds between the Series A Preferred Stock and Warrants issued. The non-cash deemed dividend did not have an effect on net earnings, or cash flows for the three months or nine months ended September 30, 2008. The estimated fair market value of the Warrants of $2,765,946 has been recorded as additional paid-in capital and a reduction to the recorded amount of the Series A Preferred Stock.

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

In addition, at closing of the Series A Preferred Stock Offering, Dr. James Wang and Messrs. Marc Siegel, David Stein and Richard Galterio entered into “lock up” agreements whereby they agreed not to sell any shares of common stock beneficially owned by them for a sale price of less than $7.70 per share.  These agreements expired November 11, 2008.

Index
CHINA DIRECT, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
SEPTEMBER 30, 2008

Common Stock

China Direct has 1,000,000,000 shares of common stock, par value $.0001, authorized. At September 30, 2008 there were 23,545,236 shares of common stock issued and outstanding and there were 20,982,010 shares of common stock issued and outstanding at December 31, 2007.

For the nine months ended September 30, 2008 and 2007, amortization of stock based compensation amounted to $1.7 million and $576,557, respectively.

During the nine months ended September 30, 2008, we issued 205,000 shares of common stock in connection with the exercise of common stock purchase warrants. Of these common stock purchase warrants 75,000 were exercised at $4.00 per share, 30,000 were exercised at $7.50 per share, and 100,000 were exercised at $8.00 per share.

During the nine months ended September 30, 2008, we issued 510,950 shares of common stock in connection with the exercise of common stock options with net proceeds of $1,757,376. Of these options, 298,950 shares were exercised at $2.50 per share, 25,000 shares were exercised at $3.00 per share and 187,000 shares were exercised at $5.00 per share.

We issued 1,706,250 shares of our common stock upon conversion of the Series A Preferred Stock, 13,206 shares of common stock in payment of the accrued dividends, and 136,500 shares of common stock pursuant to the Make Whole Additional Amount feature of the Series A Preferred Stock.

A registration statement on Form S-3 covering the public sale of shares of up to $70 million of our common stock or other securities and the resale of shares of our common stock by certain selling shareholders pursuant to Rule 415 under the Securities Act of 1933 was declared effective by the Securities and Exchange Commission on August 1, 2008.

Stock Repurchase Program

On September 10, 2008, our board of directors authorized a stock repurchase program to repurchase up to $2.5 million of our common stock through March 31, 2009. The stock repurchase program was announced on September 12, 2008. The amount and timing of specific repurchases are subject to market conditions, applicable legal requirements and other factors deemed appropriate by our CEO and President. Repurchases may be in open-market transactions or through privately negotiated transactions, and our board of directors may discontinue the repurchase program at any time. During the three months ended September 30, 2008 we purchased 4,919 shares at a price of $4.55 per share, which were redeemed in September 2008.

Reverse Split/Forward Split

On September 10, 2008, our board of directors approved a 1-for-100 shares reverse split of our common stock (the “Reverse Split”) to be immediately followed by a 100-for-1 forward split of our common stock (the “Forward Split”). The Reverse Split/Forward Split was announced on September 19, 2008. Shareholders who held in the aggregate less than one share of common stock following the Reverse Split were not included in the Forward Split. Rather, such shares received a cash payment of $5.07 per share, the closing price of our common stock as of September 19, 2008. During the three months ended September 30, 2008, we purchased 3,761 shares at a purchase price of $5.07 per share, which were redeemed during September 2008.

Index
CHINA DIRECT, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
SEPTEMBER 30, 2008

Stock Option Plans

On August 16, 2006, our board of directors authorized the 2006 Equity Plan (the “2006 Equity Plan”) covering 10,000,000 shares of our common stock, which was approved by a majority of our shareholders on August 16, 2006. At September 30, 2008, and December 31, 2007 there were options outstanding to purchase an aggregate of 365,000 and 390,000 shares, respectively of common stock outstanding under the 2006 Equity Plan at exercise prices ranging from $2.50 to $7.50 per share.

On October 19, 2006, our board of directors authorized the 2006 Stock Plan (the “2006 Stock Plan”) covering 2,000,000 shares of our common stock. As the 2006 Stock Plan was not approved by our shareholders prior to October 19, 2007, we may no longer award incentive stock options under the 2006 Stock Plan and any incentive stock options previously awarded under the 2006 Stock Plan were converted into non-qualified options upon terms and conditions determined by the board of directors, as nearly as is reasonably practicable in their sole determination, to the terms and conditions of the incentive stock options being so converted. At September 30, 2008 and December 31, 2007, there were options outstanding to purchase an aggregate of 1,993,750 and 1,615,000 shares, respectively of common stock outstanding under the 2006 Stock Plan at exercise prices ranging from $.01 to $5.00 per share.

During the nine months ended September 30, 2008, we granted 240,000 options under the 2006 Equity Plan to employees with an exercise price of $5.00 to $7.50 per share, of these options, 90,000 options were canceled during the nine months ended September 30, 2008. The options were valued on the date of grant using the Black-Scholes option-pricing model, in accordance with SFAS No. 123R using the following weighted-average assumptions: expected dividend yield 0%, risk-free interest rate of 2.51%, volatility of 78% and expected term of 1.31 years.

On April 25, 2008, our board of directors adopted the 2008 Executive Stock Incentive Plan covering 1,000,000 shares of our common stock, which was approved by a majority vote of our shareholders on May 30, 2008. As of September 30, 2008 no awards had been made under this plan.

On April 25, 2008, our board of directors adopted the 2008 Non-Executive Stock Incentive Plan covering 3,000,000 shares of our common stock, which was approved by a majority vote of our shareholders on May 30, 2008. As of September 30, 2008 we granted 53,648 shares of restricted stock with vesting dates ranging from August 2008 to September 2010 under this plan.

The following table sets forth our stock option activity during the nine months ended September 30, 2008:

	Shares underlying options	Weighted average exercise price

Outstanding at December 31, 2007	6,940,620	$8.14
Granted	240,000	6.20
Exercised	(510,950)	3.44
Expired or cancelled	(90,000)	7.50
Outstanding at September 30, 2008	6,579,670	$8.44
Exercisable at September 30, 2008	5,167,670	$8.00
Weighted-average exercise price of options granted during the period		$6.20

Index
CHINA DIRECT, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
SEPTEMBER 30, 2008

The weighted average remaining contractual life and weighted average exercise price of options outstanding at September 30, 2008, for selected exercise price ranges, are as follows:

Range of exercise prices	Number of options outstanding	Weighted average remaining contractual life (Years)	Weighted average exercise price	Options exercisable	Weighted average exercise price of options exercisable

$0.01	1,050,000	1.40	$0.01	1,050,000	$0.01
2.25	400	6.06	2.25	400	2.25
2.50	579,690	3	2.50	579,690	2.50
3.00	50,000	2	3.00	50,000	3.00
5.00	1,352,000	3	5.00	1,352,000	5.00
7.50	1,412,000	4	7.50	1,375,000	7.50
10.00	1,375,000	5	10.00	-	-
15.00	500	1.68	15.00	500	15.00
30.00	760,000	4	30.00	760,000	30.00
56.25	80	6.17	56.25	80	56.25
	6,579,670	3.56	$8.44	5,167,670	$8.00

During the nine months ended September 30, 2008, 510,950 options were exercised at an average exercise price of $3.44 per share with an intrinsic value of $2,998,055. At September 30, 2008, the aggregate intrinsic value of outstanding and exercisable options was $5,478,566. As of September 30, 2008, the unrecognized expense of options that have not vested is $240,184.

Common Stock Purchase Warrants

During the nine months ended September 30, 2008, we granted 25,000 common stock purchase warrants to consultants. The warrants are exercisable immediately at an exercise price of $11.00. These warrants were fair valued on the date of grant at $103,707 using the Black-Scholes option-pricing model, in accordance with SFAS No. 123R using the following weighted-average assumptions: expected dividend yield of 0%, risk-free interest rate of 3.0%, volatility factor of 100% and expected term of 3 years. The fair value of these grants was recognized as selling, general and administrative expenses.

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

Index
CHINA DIRECT, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
SEPTEMBER 30, 2008

A summary of the status of our outstanding common stock purchase warrants granted as of September 30, 2008 and changes during the period is as follows:

	Shares Underlying Warrants	Weighted Average Exercise Price

Outstanding at December 31, 2007	2,648,312	$8.70
Granted	2,175,000	8.03
Exercised	(205,000)	6.46
Expired or cancelled	-	-
Outstanding at September 30, 2008	4,618,312	$8.49
Exercisable at September 30, 2008	4,618,312	$8.49

The following information applies to all warrants outstanding at September 30, 2008.

	Warrants Outstanding			Warrants
				Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Rang of		Contractual	Exercise		Exercise
Exercise prices	Shares	Life (Years)	Price	Shares	Price

$2.50	50,000	3.17	$2.50	50,000	$2.50
4.00	473,750	3.04	4.00	473,750	4.00
7.50	60,000	1.64	7.50	60,000	7.50
8.00	2,050,000	4.37	8.00	2,050,000	8.00
10.00	1,869,562	2.99	10.00	1,869,562	10.00
11.00	25,000	2.52	11.00	25,000	11.00
15.00	90,000	1.64	15.00	90,000	15.00
	4,618,312	3.56	$8.49	4,618,312	$8.49

Index
CHINA DIRECT, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
SEPTEMBER 30, 2008

NOTE 12 - SEGMENT INFORMATION

The following information is presented in accordance with SFAS No. 131, “Disclosure about segments of an Enterprise and Related Information”. For the nine month period ended September 30, 2008, we operated in three reportable business segments after giving effect to our decision to exit the clean technology segment during this period as follows:

Magnesium segment:

·	Chang Magnesium, a 51% majority owned subsidiary of CDI China,
·	Chang Trading, a wholly owned subsidiary of Chang Magnesium,
·	Excel Rise, a wholly owned subsidiary of Chang Magnesium,
·	CDI Magnesium, a 51% majority owned subsidiary of Capital One Resource,
·	Asia Magnesium, a wholly owned subsidiary of Capital One Resource,
·	Golden Magnesium, a 52% majority owned subsidiary of Asia Magnesium,
·	Pan Asia Magnesium, a 51% majority owned subsidiary of CDI China,
·	Baotou Changxin Magnesium, a 51% majority owned subsidiary of CDI China, and
·	Capital One Resource, a wholly owned subsidiary of CDI Shanghai Management. [1]

Basic Materials segment:

·	Lang Chemical, a 51% majority owned subsidiary of CDI China,
·	CDI Jingkun Zinc, a 95% majority owned subsidiary of CDI Shanghai Management,
·	CDI Jixiang Metal, a wholly owned subsidiary of CDI China, and
·	CDI Metal Recycling, an 83% majority owned subsidiary of CDI Shanghai Management.

Consulting segment:

·	China Direct Investments, a wholly owned subsidiary of China Direct,
·	CDI Shanghai Management, a wholly owned subsidiary of CDI China, and
·	Capital One Resource, a wholly owned subsidiary of CDI Shanghai Management.

1 Capital One Resource generated revenues in two reporting segments; Magnesium and Consulting.

Index
CHINA DIRECT, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
SEPTEMBER 30, 2008

Our reportable segments are strategic business units that offer different products and services. Each segment is managed and reported separately based on the fundamental differences in their operations. CDI Metal Recycling was formerly in our Clean Technology Segment, which we exited as of September 30, 2008. CDI Metal Recycling is in its start up phase and has no significant operations. Condensed consolidated information with respect to these reportable segments (after giving effect to our decision to exit the clean technology segment during the three month period ended September 30, 2008 for the three and nine months ended September 30, 2008 and 2007 are as follows:

For the three months ended September 30, 2008:

(Amounts in thousands)	Magnesium	Basic Materials	Consulting	Consolidated

Revenues	$44,603	$12,192	$5,502	$62,297
Revenues – related party	1,065	-	-	1,065
	45,668	12,192	5,502	63,362
Interest income (expense)	(26)	(18)	138	94
Net income	1,852	(65)	4,098	5,885
Segment assets	$83,858	$14,348	$25,598	$130,984

For the three months ended September 30, 2007:

(Amounts in thousands)	Magnesium	Basic Materials	Consulting	Consolidated

Revenues	$25,936	$15,681	$1,396	$43,013
Revenues – related party	141	-	440	581
	26,077	15,681	1,836	43,594
Interest income (expense)	1	(5)	51	44
Net income	1,026	39	1,823	2,980
Segment assets	$22,860	$8,578	$25,086	$57,919

For the nine months ended September 30, 2008:

(Amounts in thousands)	Magnesium	Basic Materials	Consulting	Consolidated

Revenues	$142,867	$39,572	$14,518	$196,957
Revenues – related party	3,144	-	-	3,144
	146,011	39,572	14,518	200,101
Interest income (expense)	(90)	(40)	464	334
Net income	8,609	88	9,401	18,153
Segment assets	$83,858	$14,348	$25,598	$130,984

Index
CHINA DIRECT, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
SEPTEMBER 30, 2008

For the nine months ended September 30, 2007:

(Amounts in thousands)	Magnesium	Basic Materials	Consulting	Consolidated

Revenues	$63,797	$42,401	$5,101	$111,299
Revenues – related party	141	-	1,320	1,461
	63,938	42,401	6,421	112,760
Interest income (expense)	26	(2)	94	118
Net income	2,176	241	4,584	7,119
Segment Assets	$22,860	$8,578	$25,086	$57,919

NOTE 13 - FOREIGN OPERATIONS

As of September 30, 2008 the majority of our revenues and assets are associated with subsidiaries located in the People’s Republic of China.

Assets at September 30, 2008 and September 30, 2007, reclassified to reflect discontinued operations, as well as revenues for the three months ended September 30, 2008 and 2007 were as follows:

	September 30, 2008

(Amounts in thousands)	United States	People’s Republic of China	Total

Revenues	$5,502	$56,795	$62,297
Revenues - related party	-	1,065	1,065
Total Revenues	5,502	57,860	63,362
Identifiable assets at September 30, 2008	$22,792	$108,192	$130,984

Index
CHINA DIRECT, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
SEPTEMBER 30, 2008

	September 30, 2007
(Amounts in thousands)	United States	People’s Republic of China	Total

Revenues	$1,376	$41,637	$43,013
Revenues - related party	440	141	581
Total Revenues	1,816	41,778	43,594
Identifiable assets at September 30, 2007	$16,974	$40,945	$57,919

Assets at September 30, 2008, and September 30, 2007, reclassified to reflect discontinued operations, as well as revenues for the nine months ended September 30, 2008 and 2007 are as follows:

	September 30, 2008
(Amounts in thousands)	United States	People’s Republic of China	Total

Revenues	$14,435	$182,522	$196,957
Revenues - related party	-	3,144	3,144
Total Revenues	14,435	185,666	200,101
Identifiable assets at September 30, 2008	$22,792	$108,192	$130,984

Index
CHINA DIRECT, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
SEPTEMBER 30, 2008

	September 30, 2007
(Amounts in thousands)	United States	People’s Republic of China	Total
Revenues	$5,081	$106,218	$111,299
Revenues - related party	1,320	141	1,461
Total Revenues	6,401	106,359	112,760
Identifiable assets at September 30, 2007	$16,974	$40,945	$57,919

NOTE 14 – DISCONTINUED OPERATIONS

During the third quarter of 2008, we elected to exit the alternative energy and recycling business conducted by CDI Clean Technology Group, Inc. (“CDI Clean Technology”). We devised a formal plan of disposal of  a majority ownership in these subsidiaries. The business of CDI Clean Technology and its subsidiaries comprised substantially all of the business of our Clean Technology segment. We classified the assets and liabilities of CDI Clean Technology and its subsidiaries as “Subsidiaries held for sale” in accordance with the provisions of FASB No. 144.

On September 30, 2008, we ceased depreciating the assets of CDI Clean Technology and its subsidiaries and as a result of the held for sale classification, we assessed the estimated fair value of the subsidiary and no impairment charge was recognized. The results of operations from CDI Clean Technology and its subsidiaries are classified as discontinued operations in 2008 and previously reported results of operations of CDI Clean Technology have been reclassified to reflect this subsidiary as “Subsidiaries held for sale”. On October 30, 2008, we completed the sale of an 81% interest in our wholly owned subsidiary CDI Clean Technology to PE Brothers Corp. for $1,240,000, accordingly no loss was recognized during the nine months ended September 30, 2008. We plan to maintain our 19% ownership interest in CDI Clean Technology.

Index
CHINA DIRECT, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
SEPTEMBER 30, 2008

The following table sets forth the components of discontinued operations for the three and nine months ended September 30, 2008 and 2007.

Subsidiaries Held for Sale

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007

Revenues	$121,689	$982,618	$918,371	$3,209,364
Cost of revenues	127,459	777,154	345,274	2,569,416
Gross profit	(5,770)	205,464	573,097	639,948

Selling, general, and administrative	100,620	84,275	338,642	448,954
Operating income	(106,390)	121,189	234,455	190,994
Other income (expenses)	19,932	147,874	(126)	153,767
Net (loss) income before income tax and minority interest	(86,458)	269,063	234,329	344,761

Income tax expense	10,000	88,630	127,232	113,610

Net income (loss) before minority interest	(96,458)	180,433	107,097	231,151
Minority Interest in income of subsidiary	(77,720)	88,412	52,478	113,264

Discontinued operation's net (loss) income	$(18,738)	$92,021	$54,619	$117,887

Index
CHINA DIRECT, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
SEPTEMBER 30, 2008

NOTE 15 - SUBSEQUENT EVENTS

On October 30, 2008, we completed the sale of an 81% interest in our wholly owned subsidiary CDI Clean Technology to PE Brothers Corp. for $1,240,000, which was paid in the form of the buyer’s promissory note. The promissory note provides for principal payments of $240,000 on December 31, 2008, $500,000 on December 31, 2009 and $500,000 on June 30, 2010 and interest at the rate of 1% per annum. The promissory note is secured by all of the assets of CDI Clean Technology, the CDI Clean Technology stock purchased by PE Brothers Corp., all of the assets of CDI Wanda, the 51% owned subsidiary of CDI Clean Technology and additional assets pledged by Yang Li, the principal shareholder of PE Brothers Corp. and a minority owner of Yantai CDI Wanda. CDI Clean Technology and its subsidiaries was included within “Subsidiaries held for sale” on our September 30, 2008 Consolidated Balance Sheet. Accordingly no loss was recognized during the nine months ended September 30, 2008.

On November 13, 2008, Yuejian (James) Wang, Ph.D, our Chief Executive Officer, Marc Siegel, our President and David Stein, entered into an amendment to their respective August 7, 2008 employment agreements. The November 13, 2008 amendments waive the annual base salary included in the employment agreements from August 1, 2008 through October 1, 2008. All other terms and conditions of the employment agreements remain in full force and effect.

Index

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

We are on a calendar year, as such the nine month period ending September 30, is our third quarter. The year ended December 31, 2007 is referred to as “2007” and the coming year ending December 31, 2008 is referred to as “2008”.

OVERVIEW OF OUR PERFORMANCE AND OPERATIONS

Our Business

We are a management and advisory services organization which owns and consults with business entities operating in the People’s Republic of China (“PRC”). We operate in two primary divisions: (i) Management Services and (ii) Advisory Services. Our Management Services division acquires controlling interest in Chinese business entities which we consolidate as either our wholly or majority owned subsidiaries. Through this ownership control, we provide management advice as well as investment capital, enabling these subsidiaries to successfully expand their businesses. Our Advisory Services division provides consulting services to Chinese entities seeking access to the U.S. capital markets. As of the date of this report, our Management Services division oversees 14 subsidiaries in various industries with over 2,100 employees in the PRC. Our Advisory Services division currently has five clients which trade publicly in the U.S. markets.

Within our two divisions, we maintain and report three business segments as defined in SFAS No. 131 after giving effect to our decision to exit the clean technology segment during this period:

·	Magnesium segment,
·	Basic Materials segment, and
·	Consulting segment.

Our Magnesium segment is currently our largest segment by revenue, assets and number of portfolio companies. Magnesium is used in a variety of markets and applications due to the physical and mechanical properties of the element and its alloys. Global production of magnesium was estimated to be approximately 755,000 metric tons in 2007. China represents approximately 80% of the global production of magnesium. As of November 1, 2008 the price of magnesium on the spot market was approximately $2,800 per metric ton, which has decreased from approximately $3,900 per metric ton at December 31, 2007. We believe this decrease is attributable to a decline in demand due to the current global economic slowdown. Despite the current market declines, we believe the magnesium industry represents a significant opportunity and, accordingly, we have made significant investments to expand our operations in this segment. We currently have eight portfolio companies in our Magnesium segment.

Index
Our Basic Materials segment includes the sale and distribution of industrial grade synthetic chemicals consisting primarily of: glacial acetic acid and acetic acid derivatives, acrylic acid and acrylic ester, vinyl acetate-ethylene (“VAE”) and polyvinyl alcohol (“PVA”). In the three months ended September 2008, we commenced operations at CDI Beijing.  CDI Beijing is involved in the distribution of wood and steel products primarily to companies engaged in industrial and civil construction projects. We are evaluating a possible investment to acquire a producer of pharmaceutical intermediates used in the manufacture of consumer and pharmaceutical products. We started construction at CDI Jixing Metal which we expect to complete in the first quarter of 2009 and are awaiting an independent valuation of the ore deposits at CDI Jixiang Metal.

Our Consulting segment provides services to Chinese entities seeking access to the U.S. capital markets. These services include general business consulting, Chinese regulatory advice, translation services; formation of entities in the PRC, coordination of professional resources, strategic alliances and partnerships, advice on effective means of accessing U.S. capital markets, mergers and acquisitions, coordination of Sarbanes-Oxley compliance, and corporate asset evaluations.

Our Performance

Revenues during the nine months ended September 30, 2008 totaled $200.1 million, a 77.5% increase as compared to the nine months ended September 30, 2007. During the nine months ended September 30, 2008 we continued to experience a dramatic growth in revenues, income and total assets as compared to prior years. This growth was primarily attributable to (i) investments in our Magnesium segment in the latter half of 2007 to obtain a controlling interest in several joint venture entities operating within the PRC, (ii) an increase in the market price of magnesium during the nine months ended September 30, 2008, and (iii) the expansion into the steel and wood distribution business in our basic materials segment. The global economic slowdown has adversely affect the rate of our year-over-year growth across all of our business segments. In spite of the weakness in the global economy, the disruption caused by the 2008 Beijing Olympics and the strength of the RMB relative to the U.S. dollar, our revenues remain strong but are increasing at a lower rate of growth.

Our annual growth rate of over 77.5% is not sustainable, but rather reflects the continued implementation of the acquisition component of our business model, the completion of recent consulting transactions that may not occur in the future and the launch of our wood and steel distribution business. Accordingly, we believe comparisons between the third quarter and nine months ending September 30, 2008 and 2007 are of limited value and should not be viewed as an indication of our period-over-period sustainable growth rate potential.

Our Outlook

During the remainder of 2008 and beyond, we face a number of challenges in growing our business, such as the continuing integration of our PRC based subsidiaries. At September 30, 2008 we had $68.0 million of working capital including $19.6 million in cash and cash equivalents. While this amount is believed sufficient to meet our current obligations, we may seek additional capital to provide funds to enable each of our subsidiaries to grow their businesses and operations and to take advantage of strategic opportunities. We continue to work with the management of our portfolio companies to identify strategies to maximize their potential within their segment and to the consolidated group.

In the third quarter of 2008, we experienced reduced demand in our Magnesium and Basic Materials segments as a result of the weak global economy. We cannot predict when global economic conditions will improve. We forecast continued weak demand within our Magnesium and Basic Materials segments until global economic conditions improve. In spite of the weakness in the global economy and the disruption caused by the 2008 Beijing Olympics, we expect our revenues to remain consistent with the level of revenues in the third quarter of 2008.

Index
In November 2008, the Chinese government announced a $586 billion domestic economic stimulus program aimed at bolstering domestic economic activity. The two-year program includes tax rebates, spending in housing, infrastructure, agriculture, health care and social welfare, and a tax deduction for capital spending by companies. We expect to see a benefit to the Chinese economy from this stimulus program. However in the short-term, it remains to be seen whether domestic consumption can compensate for slower export growth, and the impact this will have on our revenues through the balance of this year.

Our performance for the nine months ended September 2008 as compared to the nine months ended September 30, 2007 reflects a marked year-to-date increase in our operations within China. As of the date of this report, the majority of our operations, personnel and assets are located in China. A significant majority of our resources are dedicated to our Management Services division relative to our Advisory Services division.  We intend to devote additional resources, which will support the continuing growth of our operations in China.

While consulting was the genesis of our company, our Advisory Services division continues to diminish as a percentage of our overall combined operations as we continue to expand our operations in China. In 2008, made efforts to attract clients with larger operations and revenues and in 2009, we intend to continue these efforts. However, given the size and growth of our Management Services division, our Advisory Services division will continue to represent a diminishing portion of our overall operations. As such, we will devote fewer resources to this division and focus more of our resources on our Management Services division and its operations within China.

We have begun discussions with the owners of the minority interests in three of our magnesium companies, Chang Magnesium, Golden Magnesium, and Baotou Changxin Magnesium, to consolidate them to form the nucleus of a business that will focus on the production of pure magnesium. Once combined, we anticipate these three companies will produce, sell and distribute a combined 72,000 metric tons of magnesium in 2009.

The remaining portfolio companies within our Magnesium segment, Pan Asia Magnesium and CDI Magnesium, will focus on the magnesium alloy sector of the market. We believe the stabilization of magnesium pricing will afford us an opportunity to position ourselves to capitalize on this sector of the market. Commencing with the fourth quarter of 2008 we expect these companies will form our magnesium alloy division.

We will continue to strengthen our Basic Materials segment. In the third quarter of 2008, we formed CDI Beijing. CDI Beijing is engaged in the distribution in China of basic resources such as steel and lumber. CDI Beijing is expected to increase our market presence in the Beijing region. CDI Metal Recycling will be realigned under this segment.

During September 2008, we decided to discontinue the Clean Technology segment. In the third quarter of 2008, we completed a formal plan of disposal and entered into an agreement to sell our majority interest in CDI Clean Technology and its subsidiaries, CDI Wanda and Yantai CDI Wanda. Our current recycling operations conducted through CDI Metal Recycling will be realigned into our Basic Materials segment. As the global markets improve, we may reevaluate the Clean Technology segment.

Risk Factors. We encounter a variety of challenges that may affect our business and should be considered as described in Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2007 and in the section of this quarterly report captioned Management’s Discussion and Analysis of Financial Condition and Results of Operations “Cautionary Note Regarding Forward-Looking Information and Factors That May Affect Future Results”.

Presentation of Financial Statements. The presentation of the statements of operations included in Part 1, Item 1 in this Form 10-Q have been modified to allow for the reporting of deductions from net income to arrive at income (loss) applicable to common stockholders. Items reflected in our comprehensive income for the periods reported are now included in our consolidated notes to the unaudited consolidated financial statements included in this Form 10-Q. In addition, portion of our audited financial statements have been reclassified to recognize discontinued operations treatment reflecting the planned disposal of a majority interest in our Clean Technology Segment.

Index
RESULTS OF OPERATIONS

Consolidated revenues and operating expenses by segment for the third quarter and nine months of 2008 and 2007 are as follows:

Consolidated Revenues

	Three months ended September 30,
(Dollars in thousands)	2008		2007		%
	Revenues	% of Revenues	Revenues (in thousands)	% of Revenues	increase/(decrease)

Magnesium segment	$45,668	72.1%	$26,077	59.8%	75.1%
Basic Materials segment	12,192	19.2%	15,681	36.0%	(22.2)%
Consulting segment	5,502	8.7%	1,836	4.2%	199.7%
Total Consolidated	$63,362	100.0%	$43,594	100.0%	45.3%

	Nine months ended September 30,
(Dollars in thousands)	2008	2007			%
Segment	Revenues	% of Revenues	Revenues (in thousands)	% of Revenues	increase/(decrease)
Magnesium segment	$146,011	73.0%	$63,938	56.7%	128.4%
Basic Materials segment	39,572	19.8%	42,401	37.6%	(6.7)%
Consulting segment	14,518	7.3%	6,421	5.7%	126.1%
Total Consolidated	$200,101	100.0%	$112,760	100.0%	77.5%

Total consolidated revenues for the third quarter of 2008 were $63.4 million, an increase of 45.3% compared to the third quarter of 2007, and for the nine months of 2008 totaled $200.1 million, an increase of 77.5% compared to the nine months of 2007. These increases were due primarily to:

· Our acquisitions of Golden Magnesium in July 2007 and Pan Asia Magnesium in September 2007,
· An increase in the market price of magnesium during the nine months ended September 30, 2008,
· Production increases within our existing magnesium operations,
· An increase in revenues in the third quarter of $5.5 million from our Consulting segment, and
· These increases were partially offset by a reduction in revenues in Lang Chemical within our Basic Materials segment.

Index
Consolidated Operating Income and Expenses

	Three months ended September 30,
(Dollars in thousands)	2008		2007		%
	Amount	% of Revenue	Amount	% of Revenue	Increase/ (decrease)

Revenues	$63,363	-	$43,594	-	45.3%
Cost of revenues	52,773	83.3%	39,009	89.5%	35.3%
Gross profit	10,590	16.7%	4,585	10.5%	131.0%
Total operating expenses	3,168	5.0%	1,031	2.4%	207.3%
Operating income	$7,422	11.7%	$3,554	8.2%	108.8%

(Dollars in thousands)	Nine months ended September 30,
	2008		2007		%
	Amount	% of Revenue	Amount	% of Revenue	Increase/ (decrease)

Revenues	$200,101	-	$112,760	-	77.5%
Cost of revenues	166,080	83.0%	101,427	89.9%	63.7%
Gross profit	34,021	17.0%	11,333	10.1%	200.2%
Total operating expenses	7,266	3.6%	2,352	2.1%	208.9%
Operating income	$26,755	13.4%	$8,981	8.0%	197.9%

Index
Total consolidated operating income for the third quarter of 2008 was $7.4 million, an increase of 108.8% compared to the third quarter of 2007, and for the nine months of 2008 was $26.8 million, an increase of 197.9% over the nine months of 2007. These increases were due primarily to the $4.2 million and $17.8 million of operating income generated by our Magnesium segment for the third quarter and nine months of 2008, respectively and $3.2 million and $8.7 million of operating income from our Consulting segment for the third quarter and nine months of 2008, respectively. The increases in operating income from our Magnesium segment were generated by Chang Magnesium, Golden Magnesium and Pan Asia Magnesium. Our operations in this segment in 2008 reflect consolidation for the entire nine month period of Golden Magnesium, acquired in July 2007, and Pan Asia Magnesium, acquired in September 2007.

Our cost of revenues for the third quarter of 2008 was $52.8 million, an increase of 35.3% compared to the third quarter of 2007, and for the nine months of 2008 were $166.1 million, an increase of 63.7% compared to the nine months of 2007. These increases for the three and nine month period were primarily due to the significantly higher sales in our Magnesium segment. Our cost of revenues for the third quarter of 2008 as a percentage of revenues decreased, however, by 6.2% and 6.9% compared to the third quarter of 2007 primarily as a result of favorable purchases of raw materials and cost savings derived from economies of scale within our Magnesium segment.

Our gross profit for the third quarter of 2008 was $10.6 million, an increase of 131.0% compared to the third quarter of 2007, and for the nine months of 2008 was $34 million, an increase of 200.2% compared to the nine months of 2007. These increases are attributable to the higher income generated by our Magnesium segment and consulting segment and the reduction in the cost of revenues as a percentage of revenues in our Magnesium segment.

Segment Information

A summary of our operating results, by segment, for the third quarter and nine months periods of 2008 and 2007 are as follows:

Three months ended September 30, 2008 and 2007:

	Magnesium		Basic Materials		Consulting		Consolidated
(Amounts in thousands)	2008	2007	2008	2007	2008	2007	2008	2007

Revenues	$44,603	$25,937	$12,192	$15,681	$5,502	$1,396	$62,297	$43,014
Revenues - related party	1,065	140	-	-	-	440	1,065	580
	45,668	26,077	12,192	15,681	5,502	1,836	63,362	43,594
Cost of revenues	40,403	23,403	11,707	15,418	662	189	52,772	39,010
Gross profit	5,265	2,674	485	263	4,840	1,647	10,590	4,584
Total operating expenses	1,064	370	462	176	1,642	485	3,168	1,031
Operating income (loss)	$4,201	$2,304	$23	$87	$3,198	$1,162	$7,422	$3,553

Index

Nine months ended September 30, 2008 and 2007:
	Magnesium		Basic Materials		Consulting		Consolidated
(Amounts in thousands)	2008	2007	2008	2007	2008	2007	2008	2007

Revenues	$142,867	$63,798	$39,572	$42,401	$14,518	$5,101	$196,957	$111,300
Revenues - related party	3,144	140	-	-	-	1,320	3,144	1,460
	146,011	63,938	39,572	42,401	14,518	6,421	200,101	112,760
Cost of revenues	126,342	58,909	38,223	41,530	1,515	988	166,080	101,427
Gross profit	19,669	5,029	1,349	871	13,003	5,433	34,021	11,333
Total operating expenses	1,876	555	1,112	384	4,278	1,412	7,266	2,351
Operating income (loss)	$17,793	$4,474	$237	$487	$8,725	$4,021	$26,755	$8,982

Magnesium Segment Operating Results

Revenues. Magnesium segment revenues for the third quarter of 2008 were $45.7 million, an increase of 75.1% compared to the third quarter of 2007, and for the nine months of 2008 were $146.0 million, an increase of 128.4% compared to the nine months of 2007, due primarily to (i) our acquisitions of Golden Magnesium in July 2007 and Pan Asia Magnesium in September 2007 and (ii) the increase in the market price of magnesium during the nine months ended September 30, 2008.

Cost of Revenues. Magnesium segment cost of revenues as a percentage of revenues for the third quarter of 2008 was 88.4%, a decrease of 1.3% compared to the third quarter of 2007. For the nine months of 2008 cost of revenues was 86.5%, a decrease of 5.6%. These decreases were due primarily to favorable purchases of raw materials, increased sales of magnesium we manufactured which carries a higher margin than magnesium we purchased and resold to our customers and cost savings derived from economies of scale in our manufacturing process as a result of increased production. In the third quarter, however, we witnessed falling market prices of magnesium with higher cost of goods sold for inventory we had stockpiled in advance of the 2008 Beijing Olympic Games. We expect the recent decline in the price of raw materials within the segment to continue in future periods as a result of reduced demand for magnesium.

Operating Expenses. Magnesium segment operating expenses for the third quarter of 2008 were $1.1 million, an increase of $694,000 compared to the third quarter of 2007, and for the nine months of 2008 were $1.9 million, an increase of $1.3 million compared to the nine months of 2007. These increases were primarily attributable to increases in production and sales and support staff and facilities of the magnesium business we acquired in the second half of 2007 and the first half of 2008. In particular, operating expenses for the nine months of 2008 included start up costs related to Baotou Changxin Magnesium, which we acquired in February 2008, and Golden Magnesium which we acquired in July 2007. While we expect operating expenses will continue to increase as we expand our magnesium operations, we anticipate these costs will stabilize as a percentage of revenues as these newly constructed facilities ramp up production.

Index
Outlook. During the nine months of, 2008 our Magnesium segment produced, sold and/or distributed approximately 43,000 metric tons of magnesium. The weak global economy has reduced demand for magnesium and the price of magnesium has declined approximately 25% since August 2008. We are unable to predict if and when demand or prices will increase. As a result we expect revenues generated from the sale of magnesium will decrease in future periods. We will seek to continue to purchase and resell magnesium from third parties if demand permits.

Basic Materials segment (formerly Chemical segment)

Revenues. Basic Materials segment revenues for the third quarter of 2008 were $12.2 million, a decrease of $3.5 million compared to the third quarter of 2007, and for the nine months of 2008 were $39.6 million, a decrease of $2.8 million compared to the nine months of 2007. This decrease is due to a generally weaker global economy. In spite of the weakness in the global economy, the disruption caused by the 2008 Beijing Olympics and the strength of the RMB relative to the U.S. dollar, our revenues in our recently launched steel and wood distribution business in the third quarter of 2008 positively affected our Basic Materials segment.

Cost of Revenues. Basic Materials segment cost of revenues as a percentage of revenues for the third quarter of 2008 decreased for third quarter of 2008 compared to the third quarter of 2007, and for the nine months of 2008 compared to the nine months of 2007 as a result of favorable purchasing in light of weakening demand for supplies.

Operating Expenses. Operating expenses in the Basic Materials segment for the third quarter of 2008 were $462,000, an increase of $286,000 compared to the third quarter of 2007.  Operating expenses for the nine months of 2008 were $1.1 million, an increase of approximately $728,000 compared to the nine months of 2007.  The increases are due primarily to increased shipping expenses at Lang Chemical due to higher fuel costs, operating and development costs related to CDI Jingkun Zinc and CDI Jixiang Metal which we acquired in the fourth quarter of 2007 but have not commenced operations.

Outlook. We expect continued short term weakness in our Basic Materials segment due to the global economic slowdown and the disruption caused by the 2008 Beijing Olympics. In spite of these factors, we are hopeful the recently announced $586 billion domestic stimulus program can stimulate growth in the Chinese economy at a higher rate of growth over the next two years.

As of the date of this report, we have commenced construction at CDI Jixing Metal, which we expect to complete in the first quarter of 2009. We have not commenced operations at CDI Jixiang Metal or CDI Jingkun Zinc. We are presently awaiting an independent valuation of the ore deposits at CDI Jixiang Metal. Once completed, our previously announced plans to distribute zinc concentrate, to mine zinc and to manufacture lead and zinc oxide will be evaluated due to the current weakness in the price of zinc. Also, we are evaluating a possible investment to acquire a facility capable of manufacturing pharmaceutical intermediates used in the manufacture of consumer and pharmaceutical products.

Index
Consulting segment

Revenues. Consulting segment revenues for the third quarter of 2008 were $5.5 million, an increase of 199.7% compared to the third quarter of 2007, and for the nine months of 2008 totaled $14.5 million, an increase of 126.1% compared to the nine months of 2007. The increase was due primarily to completion of various transactions from our client companies and the gain of one additional client company during the second quarter of this year.

Cost of Revenues. Consulting segment cost of revenues for the third quarter of 2008 were $662,000, an increase of 250.3% compared to the third quarter of 2007, and for the nine months of 2008 were $1.5 million, an increase of 53.3% compared to the nine months of 2007. The increase in the third quarter was due primarily to professional fees related to our client companies. The cost of revenues as a percentage of revenues was approximately 10.4% for the nine months ended September 30, 2008 as compared to approximately 15.4% in 2007.

Operating Expenses. Operating expenses, which include general and administrative expenses, for the third quarter of 2008 totaled $1.6 million, an increase of 238.6% compared to the third quarter of 2007, and for the nine months of 2008 were $4.3 million, an increase of 203.0% compared to the nine months of 2007, these increases were due primarily to additional stock based compensation expenses incurred during the third quarter of 2008 and increases in our infrastructure costs as we have expanded our staff and administrative support facilities to support our expanded operations. We anticipate total operating expenses for this segment will remain consistent with current levels.

Outlook. During the nine months of 2008 we experienced growth in our Consulting segment attributable to new clients. In 2008 we have made efforts to improve the caliber of the clients within this segment and in 2009 we will continue these efforts. In light of the current economic environment and a severe liquidity crisis in the capital markets, we believe it will be difficult for smaller companies to attract interest in the financial community. As such we do not anticipate this segment will grow for the remainder of 2008. Furthermore, given the size and growth of our Management Services division, our Consulting segment will continue to represent a dwindling portion of our operations. As such, we will devote fewer resources to the consulting segment and focus more on our operations within China.

Total Other Income

Total other income for the third quarter of 2008 was $218,000, a decrease of 59.6% compared to the third quarter of 2007, and for the nine months of 2008 was $719,000, a decrease of 38% as compared to the nine months of 2007. This decrease was primarily comprised of:

-
$137,307 and $463,315 for the three and nine months ended September 30, 2008, respectively, within our Consulting segment representing interest income generated from short-term loans to YiWei Magnesium and Dragon Capital,

-	$100,644 and $295,762 for the three and nine months ended September 30, 2008, respectively, representing interest income generated from short-term loans due to CDI Jingkun Zinc from a supplier, and
-	a realized loss of $35,705 for the nine months ended September 30, 2008 on the sale of marketable securities within our Consulting segment during 2008.

Index
Income Tax Expense

Income tax benefit for the third quarter of 2008 totaled $567,000, which included a $300,000 tax refund that was due from our 2007 tax year. For the nine months of 2008 tax expense was $473,000 due primarily to increased net income from our consolidated operations.

Net Income

Net Income for the third quarter of 2008 was $5.9 million, an increase of 97.5% compared to the third quarter of 2007, and for the nine months of 2008 was $18.2 million, an increase of 155.0% compared to the nine months of 2007 due primarily to our Magnesium segment which significantly expanded profitable operations and revenues, despite higher taxes within the segment. This growth resulted primarily from additional capacity and acquisitions made in the second half of 2007 and first quarter of 2008.

Foreign Currency Translation Gain

The functional currency of our subsidiaries operating in the PRC is the Chinese dollar or Renminbi (“RMB”). The financial statements of our subsidiaries are translated to U.S. dollars using period end rates of exchange for assets and liabilities, and average rates of exchange (for the period) for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations. As a result of these translations, we reported a foreign currency translation gain of $2.9 million for the nine months ended September 30, 2008 and a loss of approximately $131,000 for the third quarter of 2008. Gains on currency translation for the three and nine months ended September 30 2007 were $225,000 and $393,000, respectively. This non-cash gain had the effect of increasing our reported comprehensive income.  Please see Note 4 - Comprehensive Income included in the Notes to our unaudited consolidated financial statements appearing elsewhere in this report.

Unrealized Loss on Marketable Securities Available for Sale, Net of Income Tax

The unrealized loss on marketable securities available for sale, net of income taxes for the nine months of 2008 totaled $9.1 million, compared to an unrealized loss of $1.3 million for the nine months of 2007. The unrealized loss on marketable securities available for sale-related party net of income taxes for the nine months of 2008 was approximately $1.1 million, compared to $1.0 million for the nine months of 2007. These declines reflect a reduction in the fair value of securities received from our client companies for consulting services provided in the segment. We believe the declines are due in large part to the overall decline in global market conditions during the period.

Comprehensive Income

Comprehensive income for the nine months of 2008 was $10.9 million, an increase of 111.5% compared to the nine months of 2007, is a result of our net income of $18.2 million plus foreign currency translation gains of approximately $3.0 million, less unrealized losses on marketable securities available for sale (including marketable securities available for sale-related party), net of income tax of $10.2 million.

Index
LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At September 30, 2008 our working capital was approximately $68.1 million as compared to approximately $41.0 million at December 31, 2007.

Our cash balance at September 30, 2008 totaled approximately $19.6 million, an increase of approximately $600,000 over our year-end balance. During 2008 we have received net proceeds of $11.5 million from a preferred stock offering which was offset by investing and operational expenditures including $11.2 million in property, and equipment made during the nine months ended September 30, 2008.

We have commitments, which will be satisfied from working capital, including $3.0 million to increase the registered capital of CDI Beijing.

We are also evaluating a possible investment to acquire a manufacturer of pharmaceutical intermediates used in the manufacture of consumer and pharmaceutical products in order to expand the product offerings within our Basic Materials segment.

The continued implementation of our business model, which includes providing investment capital to augment the growth of our portfolio companies and expand our business through new accretive acquisitions, will in all likelihood require additional capital. Accordingly, we may need to raise additional working capital through private or public financing. We are permitted to sell on a delayed or continuous basis up to $70,000,000 worth of our common stock or other securities along with certain selling shareholders at any time pursuant to a registration statement that we filed pursuant to Rule 415 under the Securities Act of 1933 and declared effective by the SEC on August 1, 2008.

The following table provides certain selected balance sheets comparisons between September 30, 2008 and December 31, 2007.

(Amounts in thousands)
	September 30, 2008	December 31, 2007	Increase/(Decrease)%

Cash	$19,637	$19,025	$612	3.2%
Marketable securities available for sale	8,768	9,136	(368)	-4.0%
Accounts receivable, net	18,286	12,813	5,473	42.7%
Inventories, net	15,417	5,270	10,147	192.5%
Prepaid expenses and other assets	30,951	18,536	12,415	67.0%
Total current assets	101,551	69,239	32,312	46.7%
Property, plant and equipment, net	28,618	17,413	11,205	64.3%
Total assets	$130,984	$88,286	$42,698	48.4%

Loans payable - short-term	$1,160	$1,910	$(750)	-39.3%
Accounts payable and accrued expenses	9,987	9,524	463	4.9%
Advances from customers	6,848	6,892	(44)	-0.6%
Other payables	3,946	3,091	855	27.7%
Due to related parties	735	3,137	(2,402)	-76.6%
Total current liabilities	33,407	28,537	4,870	17.1%
Loan payable-long term	198	167	31	18.6%
Total liabilities	$33,605	$28,704	$4,901	17.1%

Index
We maintain cash balances in the United States and China. At September 30, 2008 and December 31, 2007, bank deposits by geographic area (reclassified to reflect discontinued operations), was as follows:

Country	September 30, 2008		December 31, 2007
United States	$7,505,066	38%	$9,942,948	52%
China	12,131,796	62%	9,081,656	48%

Total cash and cash equivalents	$19,636,862	100%	$19,024,604	100%

  In addition, at December 31, 2007, we held an additional $1,370,327 in China which has been reclassified as “Subsidiaries held for sale” at September 30, 2008.

A substantial portion of our cash balance, approximately 61.8% at September 30, 2008, is in the form of RMB held in bank accounts at financial institutions located in the PRC. Cash held in banks in the PRC is not insured. The value of cash on deposit in China of approximately $12.1 million at September 30, 2008 has been converted based on the exchange rate as of September 30, 2008. In 1996, the Chinese government introduced regulations, which relaxed restrictions on the conversion of the RMB; however restrictions still remain, including but not limited to restrictions on foreign invested entities. Foreign invested entities may only buy, sell or remit foreign currencies after providing valid commercial documents at only those banks authorized to conduct foreign exchanges. Furthermore, the conversion of RMB for capital account items, including direct investments and loans, is subject to PRC government approval. Chinese entities are required to establish and maintain separate foreign exchange accounts for capital account items. We cannot be certain Chinese regulatory authorities will not impose more stringent restrictions on the convertibility of the RMB, especially with respect to foreign exchange transactions. Accordingly, cash on deposit in banks in the PRC is not readily deployable by us for purposes outside of China.

Current assets as of September 30, 2008 totaled $101.6 million, an increase of 46.7% compared to December 31, 2007 and reflects an increase in most current asset items including cash and cash equivalents, accounts receivables, inventories, and prepaid expenses and other assets. These increases were due mainly to an increase in our overall level of operations funded in part by our preferred stock offering completed in February 2008. Current liabilities as of September 30, 2008 totaled $33.4 million, reflecting a 17.1% increase from our December 31, 2007 balance.

A summary of total assets by segment at September 30, 2008 and at December 31, 2007 is as follows:

(Amounts in thousands)	September 30, 2008	December 31, 2007

Magnesium segment	$83,858	$53,010
Basic Materials segment	14,348	11,802
Consulting segment	25,598	23,474
Total	$130,984	$88,286

Index
The following table provides detail of selected balance sheet items by segment as of September 30, 2008.

(Amounts in thousands)	Magnesium	Basic Materials	Consulting	Consolidated

Accounts receivable, net (including related-party)	$9,037	$4,273	$4,976	$18,286
Inventories, net	13,483	1,934	0	15,417
Prepaid expenses and other current assets	15,877	2,492	194	18,563
Total current assets	36,989	11,628	52,934	101,551

Accounts payable and accrued expenses	9,698	3,285	290	13,273
Advances from customers and deferred revenue	4,514	642	1,692	6,848
Other payables	3,186	758	2	3,946
Total current liabilities	17,945	7,101	8,361	33,407

Our accounts receivables, net of allowances for doubtful accounts, as of September 30, 2008 was $18.3 million, an increase of $5.5 million compared to December 31, 2007. This increase is attributed to the overall increase in sales levels primarily in our Magnesium segment. Our Magnesium and Basic Materials segments generally offer payment terms to its customers of 90 days. Our Consulting segment generally receives full payment in advance for consulting services to be provided, upon entering into a consulting agreement.

Inventories as of September 30, 2008 were $15.4 million, an increase of approximately $10.1 million compared to December 31, 2007. This increase is due primarily to higher magnesium inventories which accounted for 87.5% and 84.6% of consolidated inventory levels at September 30, 2008 and December 31, 2007, respectively. These levels increased sharply as a result of the 128% increase year-over-year in the level of magnesium related revenues and inventory on-hand required for our magnesium related acquisitions made in the second half of 2007 and first quarter 2008.

Prepaid expenses and other current assets consist of prepayments to vendors for inventory, other receivables, the fair value of client securities which were assigned to our executive officers and employees as compensation, loans receivable, assets acquired in the acquisition of Pan Asia Magnesium, VAT tax refunds, and security deposits. Prepaid expenses and other current assets as of September 30, 2008 were $21.3 million. Other current assets include $1,750,522 due to Baotou Changxin Magnesium from Youbing Yang, a member of its board of directors. Baotou Changxin Magnesium advanced the funds towards its purchase of a magnesium facility. This amount is classified as “other receivable-related party” as the transaction is pending as of the report date.  Upon completion of a final agreement, this amount will be reclassified as a fixed asset.

Accounts payable and accrued expenses represent payables associated with the general operation of each segment, including accrued payrolls. Advances from customers represent prepayments for products, which have not yet been shipped. Of the $6.8 million in advances from customers reflected at September 30, 2008, $4.5 million is attributable to our Magnesium segment for orders placed in the ordinary course of business but not yet shipped.

Index
Consolidated Statement of Cash Flows

For the nine months ended September 30, 2008, our net increase in cash totaled $612,000 and was comprised of $183,011 used in operating activities, $12.9 million used in investing activities, $12.0 million provided by financing activities, and the effect of prevailing exchange rates on our cash position of a positive $1.7 million.

Cash Used in Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2008 totaled $183,011 compared to $6.2 million for the same period of the preceding year. This decrease in net cash used in operating activities was primarily due to the $11.0 million increase in our net income between the periods, an increase in our account payables and accounts payables-related party of $3.4 million, and our non cash charges in depreciation and stock based compensation of $1.3 million and $1.7 million, respectively. These amounts were mainly offset by an increase in inventories of $10.1 million, an increase in accounts receivable of $7.9 million, and an increase in prepaid expenses and prepaid expenses-related party of $10.9 million.

Cash used in operating activities for the nine months ended September 30, 2007 was $6.2 million For the nine months ended September 30, 2007, we used cash in operating activities due to increases in prepaid expenses and prepaid expenses related party of $10.5 million, and an increase in accounts receivable of $7.0 million. These amounts were offset by an increase in account payables and accounts payables related party of $5.1 million, and an increase in advances from customers of $1.3 million,

Cash (Used in) Provided by Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2008 totaled $12.9 million compared to net cash provided by investing activities of $2.6 million for the nine months ended September 30, 2007. The net cash used in investing activities for the nine months ended September 30, 2008 was primarily a result of additional property plant and equipment fixed asset purchases of $11.2 million mainly to expansion in our magnesium segment, and increases in loans receivables of 3.1 million, partially offset by a decrease in notes receivables of $938,000 and proceeds from the sale of marketable securities of $432,000.

The net cash provided by investing activities as of September 30, 2007 of $2.6 million was primarily due to $1.9 million received from sale of marketable securities, and $2.2 million received in conjunction with our acquisitions, offset by the purchase of $1.4 million in property, plant and equipment.

Index
Cash Provided by Financing Activities

For the nine months ended September 30, 2008 net cash provided by financing activities was $12.0 million. We received gross proceeds of $12.95 million from the sale of Series A Preferred Stock, $2.98 million from the exercise of warrants and options, and $2.1 million of proceeds from loans payables and collections of approximately $1.3 on due from related parties. These amounts received were offset by $2.9 million in loan payments and payment of $1.5 million in offering expenses related to our sale of Series A Preferred Stock.

For the nine months ended September 30, 2007 net cash provided by financing activities was $16.5 million which was mainly due to proceeds from exercises of options of $14.9 million, and proceeds from loans payable of $1.6 million. These increases were offset by repayment of advances in the amount of $141,000 made by our executive officers during the nine months ended September 30, 2007.

Series A Preferred Stock and Related Dividends

In February 2008, we completed a private placement whereby we sold to accredited investors 12,950 shares of our Series A Convertible Preferred Stock (“Series A Preferred Stock”) together with common stock purchase warrants to purchase an aggregate of 1,850,000 shares of our common stock. At closing, we received gross proceeds of $12,950,000 with net proceeds of approximately $11.5 million. The Series A Preferred Stock has a stated value per share of $1,000, carries an 8% per annum dividend rate payable quarterly in arrears and is convertible into our common stock at $7.00 per share. The dividends are payable in cash or shares of our common stock, at our option, subject to certain provisions.

As of September 30, 2008, holders of our Series A Preferred Stock have converted 11,944 shares of the 12,950 shares of the Series A Preferred Stock sole in the February 2008 offering. As a result of the conversion of the Series A Preferred Stock, we have issued 1,706,250 shares of our common stock, 10,346 shares of common stock in payment of the accrued dividends and 136,500 shares of common stock pursuant to the make whole additional amount feature of the Series A Preferred Stock.  In connection with this offering, we recorded the relative fair value of the warrants of $2,765,946 and an additional $2,451,446 attributable to the beneficial conversion feature as a non-cash one-time preferred stock deemed dividend in the first quarter of 2008. See Note 11 of the Notes to Unaudited Consolidated Financial Statements - Stockholders’ Equity.

Minority Interest

At September 30, 2008, our consolidated balance sheet reflects a total minority interest of $27.9 million which represents the equity portion of our subsidiaries held by minority shareholders. The following table provides information regarding the minority interest by segment:

Segment	Amount (in thousands)

Magnesium segment	$26,028
Basic Materials segment	1,950
Consulting segment	-
Total	$27,978

Index
Off Balance Sheet Items

Under SEC regulations, we are required to disclose our off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, such as changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. An off-balance sheet arrangement means a transaction, agreement or contractual arrangement to which any entity that is not consolidated with us is a party, under which we have:

-	Any obligation under certain guarantee contracts,
-	Any retained or contingent interest in assets transferred to an unconsolidated entity or similar arrangement that serves as credit, liquidity or market risk support to that entity for such assets,
-
Any obligation under a contract that would be accounted for as a derivative instrument, except that it is both indexed to our stock and classified in stockholder’s equity in our statement of financial position, and

-
Any obligation arising out of a material variable interest held by us in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to us, or engages in leasing, hedging or research and development services with us.

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

Acquisitions

We account for acquisitions using the purchase method of accounting in accordance with SFAS No. 141. In each of our acquisitions for the periods presented, we determined that fair values were equivalent to the acquired historical carrying costs.

Index
Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FAS 115 ”. SFAS 159 allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. SFAS 159 had no impact on our financial statements as of September 30, 2008, and we will continue to evaluate the impact, if any, of SFAS 159 on our financial statements.

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

In December 2007, the FASB issued SFAS 160, “Non-controlling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51, Consolidated Financial Statements ” (“ARB 51”). This Statement amends ARB 51 to establish new standards that will govern the (1) accounting for and reporting of non-controlling interests in partially owned consolidated subsidiaries and (2) the loss of control of subsidiaries. A non-controlling interest will be reported as part of equity in the consolidated financial statements. Losses will be allocated to the non-controlling interest, and, if control is maintained, changes in ownership interests will be treated as equity transactions. Upon a loss of control, any gain or loss on the interest sold will be recognized in earnings. SFAS 160 is effective for periods beginning after December 15, 2008. We are currently evaluating the requirements of SFAS 160 and the impact of adoption on our consolidated financial statements.

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

In May 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants. Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We will adopt FSP APB 14-1 beginning in the first quarter of fiscal 2009, and this standard must be applied on a retrospective basis. We are evaluating the impact the adoption of FSP APB 14-1 will have on our consolidated financial position and results of operations.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. This standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principles in the United States for non-governmental entities. SFAS No. 162 is effective 60 days following approval by the U.S. Securities and Exchange Commission (“SEC”) of the Public Company Accounting Oversight Board’s amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles . We do not expect SFAS No. 162 to have a material impact on the preparation of our consolidated financial statements.

Index
On September 16, 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” to address the question of whether instruments granted in share-based payment transactions are participating securities prior to vesting. The FSP determines that unvested share-based payment awards that contain rights to dividend payments should be included in earnings per share calculations. The guidance will be effective for fiscal years beginning after December 15, 2008. We are currently evaluating the requirements of FSP No. EITF 03-6-1.

On October 10, 2008, the FASB issued FSP No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. This FASB Staff Position (FSP) clarifies the application of FASB Statement No. 157, Fair Value Measurements (“Statement 157”), in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset under those circumstances. Statement 157 was issued in September 2006, and is effective for financial assets and financial liabilities for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We have adopted FSP 157-3 and determined that it had no impact as of September 30, 2008 on our financial statements, and we will continue to evaluate the impact, if any, of FSP 157-3 on our financial statements.

Cautionary Note Regarding Forward-Looking Information and Factors That May Affect Future Results

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This Quarterly Report on Form 10-Q and other written and oral statements that we make from time to time contain such forward-looking statements that set out anticipated results based on management’s plans and assumptions regarding future events or performance. We have tried, wherever possible, to identify such statements by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will” and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results of current and anticipated sales efforts, expenses, the outcome of contingencies, such as legal proceedings, and financial results. A list of factors that could cause our actual results of operations and financial condition to differ materially is set forth below, and these factors are discussed in greater detail under Item 1A – “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 and registration statement filed on Form S-3 (File No. 333-151648) filed on July 16, 2008:

·	Continued global economic weakness is expected to reduce demand for our products in each of our segments.
·	Our ability to identify and close acquisitions of operating companies in China in a cost effective manner that enhance our financial condition.
·
Our need for additional financing which we may not be able to obtain on acceptable terms, the dilutive effect additional capital raising efforts in future periods may have on our current shareholders and the increased interest expense in future periods related to additional debt financing.

·	Our ability to effectively integrate our acquisitions and to manage our growth and our inability to fully realize any anticipated benefits of acquired business.
·	The value of the equity securities we accept as compensation is subject to adjustment which could result in losses to us in future periods.
·	The Investment Company Act of 1940 which limits the value of securities we can accept as payment for our business consulting services which may limit our future revenues.
·	Our acquisition efforts in future periods may be dilutive to our then current shareholders.
·	Our dependence on certain key personnel.
·
The lack various legal protections in certain agreements to which we are a party and which are material to our operations which are customarily contained in similar contracts prepared in the United States.

·	Our ability to assure that related party transactions are fair to our company.
·	Chang Magnesium’s chief executive officer is also chief executive officer of a group of companies which directly compete with Chang Magnesium.
·	The risks and hazards inherent in the mining industry on the operations of our basic materials segment.
·	The effect of changes resulting from the political and economic policies of the Chinese government on our assets and operations located in the PRC.
·	The influence of the Chinese government over the manner in which our Chinese subsidiaries must conduct our business activities.
·	The impact on future inflation in China on economic activity in China.
·	The impact of any recurrence of severe acute respiratory syndrome, or SAR’s, or another widespread public health problem.
·	The limitation on our ability to receive and use our revenues effectively as a result of restrictions on currency exchange in China.
·	Our ability to enforce our rights due to policies regarding the regulation of foreign investments in China.
·	Our ability to comply with the United States Foreign Corrupt Practices Act which could subject us to penalties and other adverse consequences.
·	Our ability to establish adequate management, legal and financial controls in the PRC.
·	The provisions of our articles of incorporation and bylaws which may delay or prevent a takeover which may not be in the best interests of our shareholders.

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

Index

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable for a smaller reporting company.

Item 4T.	Controls and Procedures.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer who serves as our principal executive officer and our Vice President - Finance who serves as our principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of the period ended September 30, 2008 (the “Evaluation Dates”). Based on this evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Dates that our disclosure controls and procedures were effective such that the information relating to China Direct, including our consolidated subsidiaries, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our evaluation included all business entities, which were part of our company at the Evaluation Dates.

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

Index
PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors

Risk factors describing the major risks to our business can be found under Item 1A, “Risk Factors”, in our Annual Report on Form 10-K for the year ended December 31, 2007. There has been no material change in our risk factors from those previously discussed in the Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Recent Sales of Unregistered Securities

During the three month period ended September 30, 2008, we granted 20,748 shares of restricted common stock, $.0001 par value, which vest over the next twenty-four months.

The restricted stock was awarded to our employees under the 2008 Non-Executive Stock Incentive Plan approved by our shareholders. The restricted stock awards are subject to vesting periods ranging from 2008 to 2011. The shares were granted pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933 since the award by us did not involve a public offering. The award was not a "public offering" as defined in Section 4(2) of the Securities Act of 1933 due to the insubstantial number of persons involved, size of the offering, manner of the offering and number of shares awarded. In addition, the recipients had the necessary investment intent as required by Section 4(2) of the Securities Act since they agreed to allow us to include a legend on any shares issued stating that such shares are restricted pursuant to Rule 144 of the 1933 Securities Act. Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act of 1933 for the above awards.

Index
(b) Issuer Purchases of Equity Securities

This table provides information with respect to our purchases of shares of our common stock, $.0001 par value per share, during the three months ended September 30, 2008.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number Of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
July 1, 2008 through July 31, 2008	-	$-	-	$-
August 1, 2008 through August 31, 2008	-	$-	-	$-
September 1, 2008 through September 30, 2008	74,502	$5.04	74,502	$2,477,630
Total	74,502	$5.04	74,502	$2,477,630

(1)  On September 10, 2008, our board of directors authorized a stock repurchase program to repurchase up to $2.5 million of our common stock through March 31, 2009. The stock repurchase program was announced on September 12, 2008. The amount and timing of specific repurchases are subject to market conditions, applicable legal requirements and other factors deemed appropriate by our CEO and President. Repurchases may be in open-market transactions or through privately negotiated transactions, and our board of directors may discontinue the repurchase program at any time. The table includes 4,919 shares purchased at a price of $4.55 per share, which were redeemed in September 2008. The table does not include 15,000 shares purchased at $3.80 per share in October 2008 redeemed in October 2008.

On September 10, 2008, our board of directors approved a 1-for-100 shares reverse split of our common stock (the “Reverse Split”) to be immediately followed by a 100-for-1 forward split of our common stock (the “Forward Split”). The Reverse Split/Forward Split was announced on September 19, 2008. Shareholders who held in the aggregate less than one share of common stock following the Reverse Split were not included in the Forward Split. Rather, such shares received a cash payment of $5.07 per share, the closing price of our common stock as of September 19, 2008. The table includes 69,583 shares purchased at a price of $5.07 per share, 3,761 shares were redeemed during September 2008 and 65,822 shares were redeemed in October 2008.

    (2)  Amounts reflect the remaining dollar value of shares that may be purchased under the stock repurchase program described above.

Index

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

On October 30, 2008, we completed the sale of an 81% interest in our wholly owned subsidiary CDI Clean Technology Group, Inc. (“CDI Clean Technology”) to PE Brothers Corp. for $1,240,000, which was paid in the form of the buyer’s promissory note. The promissory note provides for principal payments of $240,000 on December 31, 2008, $500,000 on December 31, 2009 and $500,000 on June 30, 2010 and interest at the rate of 1% per annum. The promissory note is secured by all of the assets of CDI Clean Technology, the CDI Clean Technology stock purchased by PE Brothers Corp., all of the assets of CDI Wanda, and additional assets pledged by Yang Li, the principal shareholder of PE Brothers Corp. and a minority owner of Yantai Wanda. CDI Clean Technology was included within “Subsidiaries held for sale” on our September 30, 2008 Unaudited Consolidated Balance Sheet.

On November 13, 2008, Yuejian (James) Wang, Ph.D, our Chief Executive Officer, Marc Siegel, our President and David Stein, entered into an amendment to their respective August 7, 2008 employment agreements with us. The November 13, 2008 amendments waive the annual base salary included in the employment agreements from August 1, 2008 through October 1, 2008. All other terms and conditions of the employment agreements remain in full force and effect.

On April 26, 2008 CDI China entered into an Investment Framework Agreement to form Baotou Xinjin Magnesium Co., Ltd., a Chinese limited liability company (“Xinjin Magnesium”) to jointly invest and increase the registered capital thereby forming an FIE.  During the quarter ended September 2008, we elected not to pursue this venture. We did not contribute any capital to Xinjin Magnesium.

Index
Management Update

As we shift our focus to our management services division operations within China, we will seek to augment our management team with professionals who possess greater operating experience within China.  As of the date of this filing, we will make the following changes to improve the effectiveness of our management team.

Wuliang (Frank) Zhang, Vice General Manager of Chang Magnesium will assume the title of Executive Vice President of our Magnesium segment.  In this capacity, Mr. Zhang, who is based in Shanghai, will be responsible for ensuring that our magnesium operations meet our prescribed operational objectives for sales, profitability, efficiency, facility construction, quality, maintenance and safety.

Mr. Zhang is a veteran of the magnesium industry within China for the past ten years. Mr. Zhang will provide U.S. based management with direct visibility to the operations of our magnesium segment and will allow us to seek additional opportunities to expand this segment.

Jingdong Chen, CEO of Lang Chemical, the principal component of our Basic Materials segment, will assume the title of Executive Vice President of our Basic Materials segment. Mr. Chen will be our direct liaison to the segment, providing critical insights into the industry on a real time basis. Mr. Chen has in excess of 10 years of experience operating within the chemical industry within China. As such, Mr. Chen will be instrumental as we look to expand this segment.

Ms. Jenny Liu, our Vice President of finance will head up the expansion of our accounting staff in China in addition to her role as our Principal Financial and Accounting Officer. Ms. Liu will recruit and train additional accounting staff in China to enhance our accounting for our expanding operations and as a means to further centralize our financial management.

As both Mr. Zhang and Mr. Chen assume responsibility for operations of our Magnesium and Basic Materials segments respectively, David Stein will assume the title of Executive Vice President – Advisory Services and will be responsible for supervision of our professional resources.

These actions provide a summary of the action plan we will implement over the coming months which we have devised to support our shift from a financial services entity to one with significant operations within China. These actions will also add additional resources in China necessary to support our growing operations and enable us to continue our long-term success.

Index
Item 6.	Exhibits

No.	Description
3.2	By-Laws (incorporated herein by reference to Exhibit 3.2 filed as a part of the Company’s Form 10-Q filed with the Commission on August 8, 2008 (Commission File No. 333-147603)).
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

10.22
Employment Agreement dated August 7, 2008 between China Direct, Inc. and Dr. Yuejian (James) Wang (incorporated herein by reference to Exhibit 10.22 filed as a part of the Company’s Form 10-Q filed with the Commission on August 8, 2008 (Commission File No. 333-147603)).

10.23
Employment Agreement dated August 7, 2008 between China Direct, Inc. and Marc Siegel (incorporated herein by reference to Exhibit 10.23 filed as a part of the Company’s Form 10-Q filed with the Commission on August 8, 2008 (Commission File No. 333-147603)).

10.24
Employment Agreement dated August 7, 2008 between China Direct, Inc. and David Stein (incorporated herein by reference to Exhibit 10.24 filed as a part of the Company’s Form 10-Q filed with the Commission on August 8, 2008 (Commission File No. 333-147603)).

10.25
Form of Restricted Stock Agreement for Executive Officer awards under the Company’s 2008 Executive Stock Incentive Plan (incorporated herein by reference to Exhibit 10.25 filed as a part of the Company’s Form 10-Q filed with the Commission on August 8, 2008 (Commission File No. 333-147603)).

10.26
Form of Restricted Stock Agreement for Non-Executive Officer awards under the Company’s 2008 Non-Executive Stock Incentive Plan (incorporated herein by reference to Exhibit 10.26 filed as a part of the Company’s Form 10-Q filed with the Commission on August 8, 2008 (Commission File No. 333-147603)).

10.27
Form of Restricted Stock Agreement for awards to Directors under the Company’s 2008 Non-Executive Stock Incentive Plan (incorporated herein by reference to Exhibit10.27 filed as a part of the Company’s Form 10-Q filed with the Commission on August 8, 2008 (Commission File No. 333-147603)).

10.28
Joint Venture Agreement entered into between CDI Shanghai Management Co., Ltd. and Chi Chen dated September 20, 2008 (incorporated herein by reference to Exhibit 10.28 filed as a part of the Company’s Form 10-Q filed with the Commission on August 8, 2008 (Commission File No. 333-147603)).

10.29	Form of November 13, 2008 Amendment to Employment Agreements dated August 7, 2008 between China Direct, Inc. and Dr. Yuejian (James) Wang, Marc Siegel and David Stein*
31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer *
31.2	Rule 13a-14(a)/ 15d-14(a) Certification of Principal Financial and Accounting Officer *
32	Section 1350 Certification of Chief Executive Officer and the Principal Financial and Accounting Officer *

* Filed herewith

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA DIRECT, INC.

By: /s/ Yuejian (James) Wang

Yuejian (James) Wang,
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2008

By: /s/ Yi (Jenny) Liu

Yi (Jenny) Liu,
Vice President - Finance
(Principal Financial and Accounting Officer)

Date: November 13, 2008

Index