Form 10-K
period 2008-12-31
China Direct, Inc.
filed 2009-03-31
CIK 1088787

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
(Mark One)
Form 10-K

☑           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2008

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
(Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code: (954) 363-7333

Securities registered under Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, par value $0.0001	Nasdaq Global Market

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. $91,147,687 on June 30, 2008.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 23,424,172 shares of common stock are issued and outstanding as of March 30, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement relating to its 2008 Annual Meeting of Shareholders, to be filed no later than 120 days after the close of the Registrant’s year ended December 31, 2008, are hereby incorporated by reference in Part III of this Annual Report on Form 10-K.

- i -

INDEX OF CERTAIN DEFINED TERMS USED IN THIS REPORT

Our year end is December 31. The year ended December 31, 2006 is referred to as “2006”; the year ended December 31, 2007 is referred to as “2007”; the year ended December 31, 2008 is referred to as “2008”; and the year ending December 31, 2009 is referred to as “2009”.

All share and per share information contained herein gives retroactive effect to the 1-for-100 shares reverse split of our common stock on September 19, 2008 which was  immediately followed by a 100-for-1 forward split of our common stock.

When used in this report the terms:

•	"China Direct”, "we”, "us” or “our” refers to China Direct, Inc., a Florida corporation, and our subsidiaries;
•	“CDI China”, refers to CDI China, Inc., a Florida corporation, and a wholly owned subsidiary of China Direct; and
•	“PRC” refers to the People’s Republic of China.

Magnesium Segment

•	“Chang Magnesium”, refers to Taiyuan Changxin Magnesium Co., Ltd., a company organized under the laws of the PRC and a 51% majority owned subsidiary of CDI China;
•	“Chang Trading”, refers to Taiyuan Changxin YiWei Trading Co., Ltd., a company organized under the laws of the PRC and a wholly owned subsidiary of Chang Magnesium;
•	“Excel Rise”, refers to Excel Rise Technology Co., Ltd., a Brunei company and a wholly owned subsidiary of Chang Magnesium;
•	“CDI Magnesium”, refers to CDI Magnesium Co., Ltd., a Brunei company and a 51% owned subsidiary of Capital One Resources;
•	“Asia Magnesium”, refers to Asia Magnesium Co. Ltd., a company organized under the laws of Hong Kong and a wholly owned subsidiary of Capital One Resource;
•	“Golden Magnesium”, refers to Shanxi Gu County Golden Magnesium Co., Ltd., a company organized under the laws of the PRC and a 52% owned subsidiary of Asia Magnesium;
•	“Pan Asia Magnesium”, refers to Pan Asia Magnesium Co., Ltd., a company organized under the laws of the PRC and a 51% owned subsidiary of CDI China;
•
“Baotou Changxin Magnesium”, refers to Baotou Changxin Magnesium Co., Ltd., a company organized under the laws of the PRC; a 51% owned subsidiary of CDI China, and a 39% owned subsidiary of Excel Rise, effectively China Direct holds a 70.9% interest.

Basic Materials Segment

•	“Lang Chemical”, refers to Shanghai Lang Chemical Co., Ltd. a company organized under the laws of the PRC and a 51% owned subsidiary of CDI China;
•	“CDI Jingkun Zinc”, refers to CDI Jingkun Zinc Industry Co., Ltd., a company organized under the laws of the PRC and a 95% owned subsidiary of CDI Shanghai Management;
•	“CDI Jixiang Metal”, refers to CDI Jixiang Metal Co., Ltd., a company organized under the laws of the PRC and a wholly owned subsidiary of CDI China;
•	“CDI Metal Recycling”, refers to Shanghai CDI Metal Recycling Co., Ltd., a company organized under the laws of the PRC and an 83% owned subsidiary of CDI Shanghai Management; and
•	“CDI Beijing” refers to CDI (Beijing) International Trading Co., Ltd., a company organized under the laws of the PRC and a 51% owned subsidiary of CDI Shanghai Management.

Consulting Segment

•	“China Direct Investments”, refers to China Direct Investments, Inc., a Florida corporation, and a wholly owned subsidiary of China Direct;
•	“CDI Shanghai Management”, refers to CDI Shanghai Management Co., Ltd., a company organized under the laws of the PRC and a wholly owned subsidiary of CDI China; and
•	“Capital One Resource”, refers to Capital One Resource Co., Ltd., a Brunei company, and a wholly owned subsidiary of CDI Shanghai Management.

- ii -

Clean Technology Segment: (All operations related to the following entities were discontinued in September 2008)

•
“CDI Clean Technology”, refers to CDI Clean Technology Group, Inc., a Florida corporation formerly known as Jinan Alternative Energy Group Corp., effective October 30, 2008, CDI China holds a 19% interest;

•	“CDI Wanda”, refers to Shandong CDI Wanda New Energy Co., Ltd., a company organized under the laws of the PRC and a 51% owned subsidiary of CDI Clean Technology; and
•	“Yantai CDI Wanda”, refers to Yantai CDI Wanda Renewable Resources Co., Ltd., a company organized under the laws of the PRC and a 52% owned subsidiary of CDI Wanda.

- iii -

PART I

ITEM 1.	BUSINESS.

Overview

We are a U.S. company that manages a portfolio of Chinese entities.  We also provide consulting services to Chinese businesses. We operate in three identifiable business segments: Magnesium, Basic Materials and Consulting. In the fourth quarter of 2006, we established our Magnesium and Basic Materials segments which have grown in 2007 and 2008 through acquisitions of controlling interests of Chinese private companies. We consolidate these acquisitions as either our wholly or majority owned subsidiaries. Through this ownership control, we provide management advice, business development services, strategic planning, macroeconomic industry analysis and financial management seeking to improve the quality and performance of each portfolio company.  We also provide our subsidiaries with investment capital to expand their businesses. In an effort to augment the growth and expand the business opportunities of our subsidiaries, we have invested $23.5 million to acquire a contolling interest in our subsidiaries and provided them approximately $8.9 million in working capital since 2006.

In our Magnesium segment, our largest segment, we operate five entities which produce, sell and distribute pure magnesium ingots, magnesium powders and magnesium scraps.

In our Basic Materials segment, we operate five entities which sell and distribute a variety of products including (i) industrial grade synthetic chemicals, (ii) steel products (iii) non ferrous metals, and (iv) recycled materials. This segment also includes our zinc mining property which has not commenced operations.

In our Consulting segment, we provide a suite of consulting services to U.S. public companies that operate primarily in China. The consulting fees we charge vary based upon the scope of the services to be rendered.

In 2007 we launched a Clean Technology segment.  We discontinued this segment in the third quarter of 2008 when we completed the sale in October 2008 of an 81% interest in CDI Clean Technology and its subsidiaries, CDI Wanda and Yantai CDI Wanda to PE Brothers Corp. for $1,240,000 and recorded a gain on the sale of $238,670. We plan to maintain the 19% ownership interest in CDI Clean Technology we retained using the cost method of accounting.

Our corporate headquarters are in Deerfield Beach, Florida which houses the U.S. executive and administrative team that guides our overall operations. Our U.S. office employs both English and Chinese speaking business, legal and accounting staff. These professionals focus on due diligence, finance, accounting and compliance with the reporting requirements of the Securities and Exchange Commission (“SEC”) and other applicable laws in the U.S. and the PRC.

Our Repositioning

Beginning in 2005, we began operating as a management and advisory services organization to provide consulting services to private companies in the PRC. In 2008 our Consulting segment continued to account for a small portion of our consolidated revenues, accounting for $16.4 million or 6.8% of our total consolidated revenues of $240.0 million.  As we have grown our Magnesium and Basic Materials segments in 2007 and 2008, we have devoted a significant amount of our capital and human resources to these aspects of our operations and will continue to do so in the future.  We believe these changes strengthen our ability to effectively grow our business in our Magnesium and Basic Materials segments in a challenging worldwide economic environment as we seek to become the global leader in the production and distribution of pure magnesium.

In order to support our transition towards the development of our Magnesium and Basic Materials segments, we have begun to restructure our senior management to add personnel with operating experience in the PRC which included the following management changes.

Yuwei Huang was appointed executive vice president for the Magnesium segment and as a member of our board of directors. Mr. Huang has served as chief executive officer of Chang Magnesium since June 2006. Mr. Huang holds an interest in several magnesium entities operating in China including Taiyuan YiWei Magnesium Industry Co., Ltd., a company organized under the laws of the PRC (“YiWei Magnesium”), which he created in 1999. YiWei Magnesium is a minority owner of Chang Magnesium, which holds interests in several entities operating in the magnesium industry in China. Mr. Huang is responsible for the operations of our Magnesium segment.

Jingdong Chen was appointed as a vice president for the Basic Materials segment. Mr. Chen, a minority owner of Lang Chemical, has served as its chief executive officer since co-founding the company in 1998. Since our acquisition of Lang Chemical in November 2006, Mr. Chen has served as its General Manager, responsible for its daily operations. Mr. Chen has in excess of 10 years of experience operating businesses in the chemical industry in China.

We accepted the resignation of Marc Siegel as President and as a member of our board of directors. Mr. Siegel co-founded China Direct Investments in 2005 and was responsible for its U.S. based consulting operations. Mr. Siegel will remain with China Direct in 2009 as a consultant assisting its client companies in matters relating to financing, mergers and acquisitions and business development.

In addition to our management changes, our board of directors authorized the change of our corporate name to China Direct Industries, Inc., subject to shareholder approval.

Magnesium Segment

Our Magnesium segment is currently our largest segment by revenue. Since the fourth quarter of 2006, we have entered into agreements to acquire a controlling interest in five magnesium entities and their subsidiaries operating in China that produce and/or distribute magnesium products such as pure magnesium ingots, magnesium powders and magnesium scraps. In 2008 revenues from this segment were $169.8 million, including revenues of $16.8 million from related parties, and represented 71% of our total consolidated revenues.

Magnesium and magnesium related products have a variety of technological and consumer applications. Magnesium is the third most commonly used structural metal, following steel and aluminum, and is used in the production of alloys used in aircraft and automobile parts. Magnesium is the lightest of the structural metals; it is one fourth the weight of steel and two thirds the weight of aluminum. Various forms of magnesium are also used in the manufacture of electronic equipment such as computers, cameras and cell phones. Magnesium powder is also used in flares, flashes and pyrotechnics.

Our magnesium production facilities are located in the Shanxi Province and Inner Mongolia, China. These regions are rich in natural resources such as dolomite and ferrosilicon, the primary raw materials used to create pure magnesium. In addition, these areas have vast deposits of coal which enable our magnesium subsidiaries in the Shanxi Province to utilize waste gas of neighboring coke refineries to fuel their magnesium producing furnaces. This utilization of waste gas as an energy source is less expensive than burning coal.  Each of our subsidiaries in the Shanxi Province has entered into multi-year agreements with certain coke refineries to access their waste gas and thus lock in energy cost savings. Additionally, the use of waste gas is a more environmentally friendly source of energy compared to magnesium producers who burn coal to fuel their furnaces.  Our magnesium facility in Inner Mongolia burns coal in order to generate coke gas to fuel its furnaces.

This exploitation of waste gas as energy is an important element to our Magnesium segment in light of recent regulations implemented by the PRC to control industrial pollution. In April 2008, the PRC amended the Energy Conservation Law, previously adopted in 1997 which regulates national standards on energy conservation. The amendment establishes per unit energy consumption quotas for magnesium smelting, effective as of June 2008. Companies failing to meet the new environmental protection standards may be subject to penalties, in the form of fines and/or suspension. Our facilities have obtained a license from the appropriate provincial environmental protection administrations permitting them to produce magnesium.

Our Magnesium segment utilizes a production method known as the silicothermic manufacturing process, sometimes referred to as the ‘pidgeon process’, as the primary production method of its magnesium products. The pidgeon process, a common method employed in China, offers several advantages including reduced costs and production cycles. From an environmental perspective the process is beneficial when compared with alternative production methods. In addition, all of our facilities utilize high temperature air combustion technology, also known as flameless combustion in an attempt to further reduce production costs.

We produced, sold and distributed approximately 50,000 metric tons of magnesium in 2008. This included the sale of approximately 700 metric tons of magnesium produced at Baotou Changxin Magnesium which began operations in December, 2008. As of December 31, 2008, we have total annual magnesium production capacity of 50,000 metric tons with capacity for an additional 8,000 metric tons under construction. We will continue to upgrade and expand our current facilities as we grow this segment. In 2008 our average selling price of magnesium was approximately $3,300 per metric ton as compared to $2,200 per metric ton in 2007. Typically approximately 65% of our sales in the segment are made through long term sales agreements, while the remaining portion are made at prevailing market prices.

Magnesium Segment Initiatives

Since late 2006 we have invested approximately $20.5 million in this segment to acquire a controlling interest in five entities that produced, sold and distributed a combined 50,000 metric tons of magnesium in 2008. As a result of the growth of our magnesium operations, we plan to raise capital and expand our magnesium holdings within a single entity in 2009. We believe we will be in a position to acquire additional magnesium properties or increase our ownership interest in our existing subsidiaries with our magnesium business under a single entity.  We believe these actions will allow us to become more effective in developing a global sales organization and a stronger and reliable source of greater quantities of magnesium needed to meet the needs of customers in the automotive, aerospace, transportation and consumer electronics industries. In addition, we believe a consolidated holding structure will enable us to fully realize the value of our magnesium holdings in the future.

Sources and Availability of Raw Materials

We obtain dolomite and ferrosilicon, the primary raw materials used to create pure magnesium and waste gas used to fuel our magnesium producing furnaces from a variety of sources including mining companies, coke refineries who produce waste gas as a by-product in the production of coke, washing coal, coal tar, sulfur, ammonium sulfate and benzene. In 2008, no suppliers accounted for over 10% of the purchases of raw materials used in our Magnesium segment.  We purchase dolomite and ferrosilicon on a purchase order basis from local suppliers at market prices based on our production requirements. We have long term supply contracts for waste gas with suppliers primarily at a fixed price.

We believe we will have access to sufficient dolomite and ferrosilicon to meet our needs for the foreseeable future. We have, however, experienced shortages of coke waste gas in the fourth quarter of 2008 as the coal coke plants that produce this gas slowed production due to reduced demand for products they supply to steel smelters. In the first six months of 2008, we experienced rising raw material costs, primarily in the price of ferrosilicon, dolomite and coal; directly a result of the rising price of magnesium during the same period. These increases were further impacted due to stockpiling of inventory levels in advance of the 2008 Beijing Olympics. In the latter half of 2008 we witnessed decreased raw material costs in tandem with the decreasing market price of magnesium.

Basic Materials Segment

In our Basic Materials segment, we sell and distribute a variety of products in Asia including (i) industrial grade synthetic chemicals, (ii) steel products (iii) non ferrous metals, and (iv) recycled materials. This segment also includes our zinc mining property. In 2008 our Basic Materials segment generated revenues of $53.8 million, representing approximately 22% of our total consolidated revenues.

Synthetic Chemicals.  We act as a third party agent in the sale and distribution of industrial chemicals which are employed as raw materials in the production of a variety of finished products such as paint, glue, plastics, textiles, leather goods as well as various medical products.  We sell and distribute four primary product categories of industrial grade synthetic chemicals, glacial acetic acid and acetic acid derivatives, acrylic acid and acrylic ester, vinyl acetate-ethylene (“VAE”) and polyvinyl alcohol (“PVA”).

Distribution of Basic Resources.  We sell and distribute steel and non-ferrous metals such as aluminum, zinc, and lead in China. We are also planning on distributing zinc concentrate once our supplier commences production. In October 2007, we entered into a distribution agreement with a zinc processing company that has suspended its production as a result of current weakness in the market price of zinc and zinc-related products.  Once our supplier commences production, we will begin to distribute its products.  Presently we do not have a timetable for when our zinc concentrate distribution operations will commence.

Recycling.  In 2007 we operated a Clean Technology segment which primarily focused on a process to recycle waste tires into tire derived fuel. While management believes in the long term viability of this technology, falling fuel prices have reduced the demand for alternative energy sources. In the third quarter of 2008, we elected to exit the alternative energy and recycling business conducted by CDI Clean Technology and its subsidiaries, CDI Wanda and Yantai CDI Wanda.

We are evaluating the feasibility of continuing the development of a proposed facility to create aluminum powder from recycled aluminum. While the current market price of aluminum does not support the economic viability of a recycling operation, we believe aluminum wire recycling will become viable as natural resources continue to be depleted. This proposed recycling operation was consolidated with our Basic Materials segment in the fourth quarter of 2008.

Mining Operations.  We hold mining rights to approximately 51 acres located in the Yongshun Kaxi Lake Mining area which is known to hold both zinc and lead ores. The mining rights we obtained from the Ministry of Land and Resources in 2004 allow for the mining of an aggregate of 10,000 metric tons of zinc per year. As of the date of this report, we have not established a reserve on this property. Also, as a result of current weakness in the market price of zinc and related products, we are evaluating the economic feasibility of commencing mining and productions operations at this site. Once we complete our assessment, we will obtain an independent valuation of the ore deposits and, if warranted, complete construction of the mining processing facilities we planned to build on this site. Presently we do not have a timetable for when we will complete our assessment or when our operations will commence.

Consulting Segment

In our Consulting segment, we provide a suite of consulting services to U.S. public companies that operate primarily in China. We currently have service contracts with various clients who conduct business in China or seek to conduct business with China. We generate revenues by providing consulting services in the areas of financing structures and arrangements, mergers, acquisitions and  other business transactions, identifying potential areas of growth, translation services, managing and coordinating all necessary government approvals and licenses in the PRC, marketing services, investor relations services, and coordination of the preparation of required SEC filings.

Our consulting fees vary based upon the scope of the services to be rendered. Historically, a significant portion of the fees we earned have been paid in the form of our clients’ securities which include preferred stock, common stock and common stock purchase warrants from clients. We classify these securities as investments in marketable securities available for sale or investment in marketable securities available for sale-related party. We value these securities at fair market value at the time of receipt for the purposes of our revenue recognition. Primarily all of the securities we receive as compensation pursuant to agreements in our Consulting segment are from small public companies and are typically restricted under Federal securities laws as to resale. Generally we recognize revenue from such securities based on the fair value at the time preferred stock or common stock is granted and for common stock purchase warrants based on the Black-Scholes valuation model.

EMPLOYEES

As of March 31, 2009 we have a total of 1,287 full time employees, including 18 employees in the United States and 1,269 employees in the PRC. We believe we have good working relationships with our employees. We are currently not a party to any collective bargaining agreements.

For our employees in the PRC, we are required to contribute a portion of their total salaries to the Chinese government’s social insurance funds, including medical insurance, unemployment insurance and job injuries insurance, as well as a housing assistance fund, in accordance with relevant regulations. We expect the amount of our contribution to the government’s social insurance funds to increase in the future as we expand our workforce and operations.

Executive Officers of the Company

The following sets forth the names and ages of each of our executive officers as of March 31, 2009 and the positions they hold:

Name	Age	Position with the Company
Yuejian (James) Wang, Ph.D	47	Chairman, President and Chief Executive Officer
I. Andrew Weeraratne	58	Chief Financial Officer
Yuwei Huang	54	Executive Vice President - Magnesium
Lazarus Rothstein	51	Executive Vice President, General Counsel and Secretary

Each of our executive officers holds office for such term as may be determined by our board of directors. Set forth below is a brief description of the business experience of each of our executive officers.

Yuejian (James) Wang, Ph.D. has served as our CEO and Chairman of the board of directors since August 2006. Dr. Wang, a co-founder of China Direct Investments, has served as its CEO and Chairman of its board of directors since its inception in January 2005. Dr. Wang has also been a member of the board of directors of CIIC Investment Banking Services (Shanghai) Company Limited since June 2004. From 2001 to 2004, he was President and Chairman of the board of directors of Genesis Pharmaceuticals Enterprises, Inc. (OTCBB: GNPH). From 2000 until 2001, Dr. Wang was President, Chief Operating Officer and director of China Net & Technologies, Inc., a technology firm. From 2000 until 2001, Dr. Wang was Vice President, Chief Operating Officer and director of Tensleep Corporation, a California-based integrated Internet company that acquired and licensed technology, identified, acquired and developed development-stage technology and service entities and focused on the internet infrastructure market-PC, application-ready devices. From January 2000 until November 2000, Dr. Wang was President of Master Financial Group, Inc., a St. Paul, Minnesota-based company which was a wholly-owned subsidiary of Tensleep Corporation that provided consulting services for small private and public entities in the area of corporate finance, investor relations and business management. Between 1997 and 2000, Dr. Wang was a research scientist and Assistant Professor, Lab Director at the University of Minnesota, School of Medicine. Dr. Wang received a Bachelor of Science degree from the University of Science and Technology of China in Hefei, China in 1985, a Master of Science Degree from the Shanghai Second Medical University, Shanghai, China in 1988, and his Ph.D. degree from the University of Arizona in 1994.

         Yuwei Huang has served as our Executive Vice President – Magnesium since February 2009 and as Chief Executive Officer of our subsidiary, Chang Magnesium, since June 2006. Mr. Huang is responsible for the operations of Chang Magnesium. Mr. Huang also serves as General Manager of Taiyuan YiWei Magnesium Industry Co., Ltd. (“YiWei Magnesium”) since founding the company in 1999 and serves in various positions with its affiliated entities including Vice Chairman of Shanxi Golden Trust YiWei Magnesium Industry Co., Ltd. since 2002, Vice Chairman of Taiyuan Qingcheng YiWei Magnesium Industry Co., Ltd. since 2001, Vice Chairman and General Manager of Taiyuan Minwei Magnesium Industry Co., Ltd. since 2000, General Manager of Taiyuan YiWei Magnesium Factory since 1998 and Chairman of Shangxi NiChiMen YiWei Magnesium Co., Ltd. since 1994. YiWei Magnesium, a minority owner of Chang Magnesium, owns interests in seven subsidiary magnesium factories, a magnesium alloy factory and a magnesium powder desulphurization reagent factory, all located in China.

Andrew Weeraratne has served as our Chief Financial Officer since February 2009. From February 2000 to January 2009, Mr. Weeraratne was the investment officer for Passerelle Corp., a private investment company. From August 2004 to December 2008, Mr. Weeraratne acted as a financial consultant working in a variety of industries including work with the Embassy of the United States of America in Iraq as a financial advisor to form an Iraqi Accounting Association to introduce International Accounting Standards to Iraq as part of a plan to privatize State owned enterprises after the Iraq war. From December 1998 to February 2000, Mr. Weeraratne was the Chief Financial Officer of National Lampoon, Inc. (formerly known as J2 Communications), a provider of branded comedic content. From November 1996 to December 1998, Mr. Weeraratne was the Controller for Beachport Entertainment Corp., a provider of family entertainment and sporting events and television programming. From 1990 to 1996 Mr. Weeraratne was the Chief Financial Officer of Business Resource Exchange, a business consulting company that identified and resold undervalued companies. From 1982 to 1989, Mr. Weeraratne managed his own CPA firm in Washington D.C. representing foreign clients with investments in the U.S. and in International taxation matters. Mr. Weeraratne has been a Florida licensed Certified Public Accountant since 1981.

Lazarus Rothstein has served as our Executive Vice President, General Counsel and Secretary since February 2009 and as our Vice President, General Counsel and Secretary since April 2008.  From 2003 to 2006, Mr. Rothstein was an Assistant General Counsel at Elizabeth Arden, Inc. a global prestige fragrance and beauty products company. From 2001 to 2003, Mr. Rothstein was a Senior Corporate Counsel at The Sports Authority, Inc., a national full line sporting goods retailer.  From 2000 to 2001, Mr. Rothstein was Vice President and General Counsel at Daleen Technologies, Inc., a billing and customer care software provider. From 1996 to January 2000, Mr. Rothstein was General Counsel at Let’s Talk Cellular and Wireless, Inc., a wireless communications retailer. In 2007 and 2008 prior to joining China Direct and prior to 1996, Mr. Rothstein was engaged in the private practice of law. Mr. Rothstein received a Bachelors of Science degree in Accounting from Florida State University in 1980 and a Juris Doctor Degree from Nova Southeastern University Law School in 1983.

Key Employees

We employ certain individuals who, while not executive officers, make significant contributions to our business and operations and hold various positions within our subsidiaries.

Xiaowen (Robert) Zhuang, age 52, has served as General Manager of CDI Shanghai Management since December 2006. Mr. Zhuang supervises our operations in China. Mr. Zhuang has been working as a business consultant in various capacities for private Chinese entities since 1992. From June 2004 until December 2006 he served as Vice General Manager of CIIC Investment Banking Services (Shanghai) Co., Ltd. and from March 2000 until June 2004 he was General Manager of Shanghai Yazheng Investment Advisory Co., Ltd. Mr. Zhuang served as Vice President and a director of Dragon Capital Group Corp. (Pink Sheets: DRVG) from December 2005 through December 2006. He was a member of the board of directors of Genesis Technology Group, Inc. from May 2003 until May 2005. From April 2001 to July 2006 he was President and the founder of Yastock Investment Consulting Co., Ltd., a consulting firm located in China which was acquired by Genesis Technology Group, Inc. From May 2001 through December 2004, Mr. Zhuang served as Vice General Manager of Shanghai Yazheng Information Technology Co., Ltd. From 2000 to 2002 he was the assistant to the President of Shanghai Pudong Haike Group from 1995 to 2000. Mr. Zhuang holds a Bachelor of Law from East China University of Politics and Law and studied at the College of Electronics Engineering of East China Normal University in 1987. Mr. Zhuang is a registered property broker in Shanghai, China and registered Corporate Law consultant. Mr. Zhuang is the brother of Dr. Wang, our CEO and Chairman.

Jingdong Chen, age 41, has served as chief executive officer of Lang Chemical since co-founding the company in 1998. Mr. Chen is also a minority owner of Lang Chemical. Since our acquisition of Lang Chemical in November 2006, Mr. Chen has served as the General Manager, responsible for the daily operations. Mr. Chen has in excess of 10 years of experience operating in the chemical industry in China. From 1990 to July 1996, Mr. Chen was sales manager for Shanghai Chemical Industry Sales Corporation and from August 1996 to September 1998 he was Vice General Manager for Vinda Group in the Shanghai Branch, a paper manufacture in China. Mr. Chen received a master’s degree from East China Normal University in 1990. Mr. Chen is the spouse of Ms. Qian Zhu.

Chi Chen, age 37, has served as a vice president of our Basic Materials segment as well as general manager and chairman of CDI Beijing since September 2008. From 2004 to 2008 Mr. Chen served as general manager and chairman of Beijing Kaiyuan Tongbao Trading Co., Ltd., a steel and lumber distribution company.  From 2002 to 2004, Mr. Chen served as chairman of Beijing Putaoyuan Investment Consulting Co., Ltd., a real estate company. From 2000 to 2002 Mr. Chen served as the general manager of Beijing Guohuan Exhibition Center, a property management company. From 1997 to 2000 Mr. Chen served as China’s Chief Representative for the Western Caroline Trading Co., Ltd., a food distribution company.  From 1993 to 1997 Mr. Chen served as chairman of Baotou Dongfu Industry Co., Ltd. a lumber distribution company.  Mr. Chen holds a Bachelor degree from Fuzhou University.

Richard Galterio, age 45, has served as Vice President – Investor Relations of China Direct since February 2009 and from February 2007 to January 2009 Executive Vice President. His responsibilities include corporate development and communications as well as the management of all public and investor relations for China Direct, subsidiaries and client companies. Mr. Galterio has over 16 years of experience in investment banking with a focus on early stage companies. Mr. Galterio served as COO of Skyebanc, Inc., a FINRA member broker/dealer from 2005 to 2007. Prior to that position, he served as Director of Private Equity for vFinance Investments, Inc., a FINRA member broker/dealer from 2001 to 2005. Mr. Galterio had been engaged by vFinance Investments, Inc. since the acquisition of First Level Capital in 2000, a company co-founded by Mr. Galterio in September of 1998. Mr. Galterio served as Compliance and Operations Director for First Level Capital from 1998 to 2000. Prior to First Level Capital Mr. Galterio was Managing Director of Commonwealth Associates from 1994 to 1998 where his responsibilities included branch management and compliance. Mr. Galterio was a member of the board of directors of Spare Backup, Inc. (OTCBB: SPBU) from June of 2003 to September of 2008. Mr. Galterio has a Bachelor of Science degree in Business Administration and Psychology from Villanova University.

COMPETITION

Our subsidiaries and the business segments they operate in face unique challenges and extensive competition.

Magnesium segment. The magnesium market in China, which in 2008 produced approximately 78% of global magnesium production, is dominated by several large manufacturers. Our main competitors in the industry are Tongxiang Magnesium Co., Ltd., Yingguang Magnesium Co., Ltd. and YiWei Magnesium, a related party. See Item 13. Certain Relationships and Related Transactions, and Director Independence appearing later in this report. Production costs associated with the energy needed to fuel the magnesium refinery are a significant challenge facing all producers. We believe we are competitive with other local magnesium producers because several of our production facilities are located in the Shanxi Province, in close geographic proximity to coke refineries who supply waste gas that fuels our magnesium refineries. Additionally, we have entered into long term contracts providing for the necessary energy to keep our facilities running in an effort to compete effectively with other companies in this market. A recent 10% export tariff on magnesium has equally impacted the profit margins of all China based producers.

Basic Materials segment. While we believe our subsidiaries in this segment have viable business models, we also recognize that many rival entities possess greater financial and technical resources to compete in these businesses. We compete with a variety of companies which include global and domestic distribution agents as well as manufacturers. These companies have more capital, longer operating histories, greater brand recognition, larger customer bases and significantly greater financial and marketing resources than us. These competitors may offer a more comprehensive package of services than we are able to provide. For these and other reasons, these competitors' services may achieve greater acceptance in the marketplace than our company, limiting our ability to gain market share and customer loyalty and increase our revenues.

Consulting segment. The services we offer in our Consulting segment competes with the services offered by many entities and individuals seeking to take advantage of the growing need of Chinese entities seeking management advice in order to obtain access the U.S. capital markets for their expansion. This competition ranges from large management consulting firms and investment banks that offer a broad range of consulting and financial services, to small companies and independent contractors that provide specialized services. Many of the firms prospecting these clients are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Furthermore, we acknowledge we are competing with firms that may possess greater financial, marketing, technical, human and other resources. In light of the current global economic environment and a severe liquidity crisis in the global capital markets, we believe it has become more difficult for smaller companies to attract interest in the financial community, make acquisitions and increase revenues and profitability. These factors impact our clients’ ability to pay the management fees needed to meet the costs of providing the services needed to comply with U.S. securities laws which our competitors may be able to provide at lower rates.

TRADEMARKS, LICENSES AND PATENTS

We own the trademark for “China Direct” and “Your Direct Link to China”. These trademarks are registered in the United States. We do not consider the protection of our trademarks to be important to our business.

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

As a U.S. based company doing business in China, we seek to comply with all PRC laws, rules and regulations and pronouncements, and endeavor to obtain all necessary approvals from applicable PRC regulatory agencies such as the MOFCOM, the State Assets Supervision and Administration Commission (“SASAC”), the State Administration for Taxation, the State Administration for Industry and Commerce, the China Securities Regulatory Commission (“CSRC”), and the State Administration of Foreign Exchange (“SAFE”).

Economic Reform Issues. Since 1979, the Chinese government has reformed its economic systems. Many reforms are unprecedented or experimental; therefore they are expected to be refined and improved. Other political, economic and social factors, such as political changes, changes in the rates of economic growth, unemployment, inflation, or the disparities in per capita wealth between regions in China, could lead to further readjustment of the reform measures. We cannot predict if this refining and readjustment process may negatively affect our operations in future periods, particularly in relation to future policies including but not limited to foreign investment, taxation, inflation and trade.

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

Environment. We are currently subject to numerous Chinese provincial and local laws and regulations relating to the protection of the environment which are highly relevant to our Magnesium, and Basic Materials segments. These laws continue to evolve and are becoming increasingly stringent. The ultimate impact of complying with such laws and regulations is not always clearly known or determinable because regulations under some of these laws have not yet been promulgated or are undergoing revision. In 2008 we did not spend any funds related to compliance with environmental regulations.

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

The State Environmental Protection Administration Bureau is responsible for the supervision of environmental protection, the implementation of national standards for environmental quality and discharge of pollutants, and supervision of the environmental management system in China. Environmental protection bureaus at the county level or above are responsible for environmental protection in their jurisdictions. The laws and regulations on environmental protection require each company to prepare environmental impact statements for a construction project to the environmental protection bureaus at the county level. These must be prepared prior to when the construction, expansion or modification commences.

We recognize this tighter scrutiny surrounding environmental protection in the PRC and this consideration is a material factor in our due diligence process when selecting and acquiring companies in China. In our Magnesium segment, for example, the manufacturing companies we have acquired since December 2006 utilize waste gas to fuel their plants. We believe this mitigates the risk of our magnesium production being limited in the future due to environmental protection actions initiated by the PRC.

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

Other regulations particularly applicable to Basic Materials segment

Regulation of the chemical industry in China is monitored by The Ministry of China Chemical Industry. Industry participants are governed by the Industrial Chemical Control Law (“ICCL”) issued by the Ministry of China Chemical Industry. The Shanghai provincial government issues licenses for the distribution of chemical products in China. Lang Chemical received its license to operate in the chemical industry in January 1998, and presently believes it is in substantial compliance with all provisions of those PRC registrations, inspections and licenses and has no reason to believe it will not be renewed as required by the applicable rules of the Central Government and Shanghai City.

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

China’s domestic economic stimulus program

In November 2008, the Chinese government announced a $586 billion domestic economic stimulus program aimed at bolstering domestic economic activity. The two year program includes tax rebates, spending in housing, infrastructure, agriculture, health care and social welfare, and a tax deduction for capital spending by companies.

In February 2009 China's State Council announced support plans for the country's nonferrous metals and logistics sectors. The support plans included; subsidized loans to support technical innovations in the nonferrous metals sector, adjustments to export rebate rates of nonferrous products, and the establishment of a national reserve system for the industry.

While these programs adopted by the PRC government are aimed towards supporting growth in some of the sectors in which we operate its difficult to predict if any of our businesses will benefit. It remains to be seen if domestic consumption can compensate for slower export growth, and the impact this will have on our future revenues.

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

In December 1999 Caprock Corporation was merged into International Internet with International Internet, Inc. being the surviving company. Effective November 21, 2000, International Internet, Inc. changed its name to Evolve One, Inc.

Between 1999 and 2005 we operated a number of small, start up or development stage businesses. During 2005 our operations consisted of two internet based businesses, StogiesOnline.com and AuctionStore.com. StogiesOnline.com was an online distributor and retailer of brand name premium cigars. AuctionStore.com was an eBay(R) Trading Assistant and internet based seller of consigned merchandise whose primary medium of sales is eBay(R). While we reported sales from these operations of $114,904 for the nine months ended September 30, 2005, as a result of competition in the marketplace and a lack of sufficient working capital, during October 2005 we determined that our business model was unprofitable and decided to discontinue the balance of our operations. We became a shell company and began a search for a business combination candidate.

On August 16, 2006 we acquired 100% of the issued and outstanding stock of China Direct Investments in exchange for 10,000,000 shares of our common stock, which at closing, represented approximately 95% of our issued and outstanding shares of common stock. China Direct Investments was incorporated under the laws of the State of Florida on January 18, 2005 and its operations constitute our Consulting segment. As a result of the reverse merger transaction, China Direct Investments became a wholly owned subsidiary and the transaction resulted in a change of control of our company. For financial accounting purposes, the transaction in which we acquired China Direct Investments was treated as a recapitalization of our company with our former stockholders retaining approximately 5.0% of our outstanding common stock.

In September 2006, we changed our name to China Direct, Inc. and in June 2007 we redomiciled our company from Delaware to Florida. Subsequent to the transaction with China Direct Investments in September 2006, we have substantially grown our business by acquiring growth oriented companies in the PRC.

When we acquire a company in the PRC, we generally do so by creating a foreign invested entity (“FIE”) with a local person or company experienced in the business we seek to acquire. An FIE is created by submitting an application to the local PRC government to increase the “registered capital” of a Chinese domestic company. The local Chinese person or company will contribute assets to the FIE and we will contribute investment funds over time to satisfy the registered capital amount. Upon receipt of the requisite government approvals, a new FIE is created with our ownership percentage represented by the value of our registered capital contribution as compared to the new total registered capital amount. We endeavor to adhere to all rules and regulations governing foreign investment in China and to obtain all necessary governmental approvals and business licenses for our subsidiaries.

Our material acquisitions acquired by formation of an FIE are as follows:

Lang Chemical. In September 2006, CDI China acquired a 51% interest in Lang Chemical in exchange for $701,250.

Chang Magnesium. In October 2006, CDI China acquired a 51% interest in Chang Magnesium in exchange for $2,550,000.

CDI Magnesium. In February 2007, CDI China acquired a 51% interest in CDI Magnesium in exchange for 25,000 shares of China Direct common stock valued at $100,000. The fair value of the China Direct common stock was based on the value of the common stock of $4.00 per share on February 6, 2007.

CDI Wanda. In February 2007, CDI China acquired a 51% interest in CDI Wanda in exchange for $511,458. During the third quarter of 2008, we elected to exit the alternative energy and recycling business conducted by CDI Clean Technology. In October 2008, we completed the sale of an 81% interest in CDI Clean Technology and its subsidiaries, CDI Wanda and Yantai CDI Wanda to PE Brothers Corp. for $1,240,000.

Asia Magnesium. In July 2007, Capital One Resource acquired Asia Magnesium.

Golden Magnesium. In July 2007, Asia Magnesium acquired a 52% interest in Golden Magnesium in exchange for $3,380,000.

Pan Asia Magnesium. In September 2007, CDI China acquired a 51% interest in Pan Asia Magnesium in exchange for $6,750,000.

CDI Jingkun Zinc. In October 2007, CDI China formed CDI Jingkun Zinc as a FIE with a capital contribution of $260,273 as registered capital, representing a 95% interest.

CDI Jixiang Metal. In November 2007, CDI China entered into an agreement with the shareholders of Xiangxi Autonomous Prefecture Jixiang Mining Industry Co., Ltd., a company organized under the laws of the PRC, to acquire it for $675,676. The transaction closed in December 2007 and the entity was renamed CDI Jixiang Metal.

Yantai CDI Wanda. In January 2008, CDI Wanda acquired a 52% interest in Yantai CDI Wanda in exchange for $712,329.

Baotou Changxin Magnesium. In February 2008, CDI China acquired a 51% interest in Baotou Changxin Magnesium in exchange for $7,084,000. Excel Rise, a wholly owned subsidiary of Chang Magnesium, acquired a 39% interest in Baotou Changxin Magnesium in exchange for $5,417,000. Accordingly, China Direct holds a 70.9% interest in Baotou Changxin Magnesium.

CDI Metal Recycling. In February 2008, CDI Shanghai Management invested $347,222 to acquire an 83% interest in CDI Metal Recycling.

Baotou Xinjin Magnesium Co., Ltd. In April 2008 CDI China entered into an Investment Framework Agreement to form Baotou Xinjin Magnesium Co., Ltd., as a foreign invested enterprise (“Xinjin Magnesium”). Under the terms of the agreement, CDI China intended to invest a total of approximately $7.3 million to obtain a 51% interest. CDI China's investment would have been made over the course of two years, once the business license has been approved, in accordance with PRC law. During the third quarter of 2008, we elected not to pursue this venture, and we have not submitted the business license applications. We did not contribute any capital to Xinjin Magnesium.

CDI Beijing. In June 2008, CDI Shanghai Management entered into an agreement to form CDI Beijing. Under the terms of the Agreement, CDI Shanghai Management acquired a 51% interest in CDI Beijing, in exchange for $3.7 million. As of the date of this report, we have contributed $1.5 million; the remainder of $2.2 million is due on or before September 30, 2009.

ITEM 1A.	RISK FACTORS

The risk factors in this section describe the major risks to our business, prospects, results of operations, financial condition or cash flows, and should be considered carefully. In addition, these factors constitute our cautionary statements under the Private Securities Litigation Reform Act of 1995 and could cause our actual results to differ materially from those projected in any forward-looking statements (as defined in such act) made in this Annual Report on Form 10-K. Investors should not place undue reliance on any such forward-looking statements. Any statements that are not historical facts and that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as “will likely result,” ?癮re expected to,” “will continue,” “is anticipated,” “estimated,” “intends,” “plans,” “believes” and “projects”) may be forward-looking and may involve estimates and uncertainties which could cause actual results to differ materially from those expressed in the forward-looking statements.

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

Risks Related To Our Business

The metals industry is highly cyclical. Fluctuations in the availability of magnesium and in levels of customer demand have historically been severe, and future changes and/or fluctuations could cause us to experience lower sales volumes and revenues, which would negatively impact our profit margins.

The metals industry is highly cyclical. The length and magnitude of industry cycles have varied over time and by product, but generally reflect changes in macroeconomic conditions, levels of industry capacity and availability of usable raw materials. The overall levels of demand for our magnesium and magnesium-based products reflect fluctuations in levels of end-user demand, which depend in large part on general macroeconomic conditions worldwide which then impact the level of production in China. For example, many of the principal uses of magnesium and magnesium-related products are for the production of structural metal, steel and aluminum manufacturing, production of alloys used in aircraft and automobile parts, the manufacture of electronic equipment such as computers, cameras, and cell phones and the use of magnesium powder in flares, flashes and pyrotechnics. The market for these products are heavily dependent on general economic conditions, including the availability of affordable energy sources, employment levels, interest rates, consumer confidence and construction demand. These cyclical shifts in our customers’ industries tend to result in significant fluctuations in demand and pricing for our products. As a result, in periods of recession, such as the one we are currently experiencing, or low economic growth, metals companies, including ours, have generally tended to under-perform compared to other industries. We generally have high fixed costs, so changes in industry demand that impact our production volume also can significantly impact our profit margins and our overall financial condition. Economic downturns in the worldwide economy or a prolonged decline in demand in our Magnesium segment has had a negative impact on our operations and a continuation or further deterioration of current economic conditions could have a negative impact on our future financial condition or results of operations.

Changes in the prices of magnesium, magnesium-related products, zinc and zinc-related products will have a significant impact on our operating results and financial condition.

We derive most of our revenue from the sale of magnesium and magnesium-based products. Changes in the market price of magnesium and zinc impact the selling prices of our products, and therefore our profitability is significantly affected by decreased magnesium prices and to a lesser extent by decreased zinc prices. Market prices of magnesium and zinc are dependent upon supply and demand and a variety of factors over which we have little or no control, including:

•	world economic conditions;
•	availability and relative pricing of metal substitutes;
•	labor costs;
•	energy prices;
•	environmental laws and regulations;
•	weather; and
•	import and export restrictions.

Declines in the price of magnesium, and to a lesser extent a decrease in zinc prices, have had a negative impact on our operations commencing in September 2008, and further or future declines could have a negative impact on our future financial condition or results of operations. Market conditions beyond our control determine the prices for our products, and the price for any one or more of our products may fall below our production costs, requiring us to either incur short-term losses, delay completion of construction of our planned zinc mining and production facility and recycling of aluminum wire facility and/or idle or permanently shut down production capacity. Market prices for magnesium may decrease even further, and therefore our operating results may be significantly harmed.

If we fail to implement our business strategy, our financial condition and results of operations could be materially and adversely affected.

Our ability to achieve our business and financial objectives is subject to a variety of factors, many of which are beyond our control. For example, factors such as increased competition, legal and regulatory developments, general economic conditions or increased operating costs could prevent us from increasing our capacity, implementing further productivity improvements or continuing to enhance our business and product mix.

An important part of our strategy is to grow our business by expanding our capacity to produce magnesium and acquire additional magnesium production facilities and producers. In 2008, we produced, sold and distributed approximately 50,000 metric tons as compared to 45,000 metric tons in 2007. We may need additional financing to implement our acquisition expansion strategy and we may not have access to the funding required for the expansion on acceptable terms. Our construction costs may also increase to levels that would make our facilities unprofitable to operate. Our planned capacity expansions may also suffer significant delays or cost overruns as a result of a variety of factors, such as shortages of workers or materials, transportation constraints, adverse weather, unforeseen difficulties or labor issues, any of which could prevent us from completing our expansion plans as currently expected. Our expansion plans may also result in other unanticipated adverse consequences, such as the diversion of management’s attention from our existing operations. In addition, even if we can implement our strategy, expansion in the magnesium market, increased sales to various industries, including the automobile industry may not materialize to the extent we expect, or at all, resulting in unutilized capacity. Any failure to successfully implement our business strategy, including for any of the above reasons, could materially and adversely affect our financial condition and results of operations. We may, in addition, decide to alter or discontinue certain aspects of our business strategy at any time.

Fluctuations in the cost or availability of electricity, coke, coal and/or natural gas would lead to higher manufacturing costs, thereby reducing our margins and limiting our cash flows from operations.

Energy is one of our most significant costs. Most of our entities within the Magnesium segment utilize coke gas as energy, only Baotou Changxin Magnesium utilizes coal. Energy prices, particularly for coal and coke gas, have been volatile in recent years and currently exceed historical averages. These fluctuations impact our manufacturing costs and contribute to earnings volatility. In 2008 we witnessed rising energy costs. In expectation of the Olympics, electricity was routed to Beijing from nearby Hebei, Shanxi, and Inner Mongolia to ensure adequate power supply for the Olympics. In the event of an interruption in the supply of coke gas or coal to our magnesium facilities would require the facility to shut down production. In addition, we do not maintain sources of secondary power at our facilities that only use coke gas, and therefore any prolonged interruptions in the supply of energy to our facilities could result in lengthy production shutdowns, increased costs associated with restarting production and waste of production in progress. We have experienced shortages of coke waste gas in the fourth quarter of 2008 as the plants that produce this gas slowed production due to reduced demand for products they supply to steel smelters. These shortages and any future shortages reduce our production capacity, reducing our net sales and potentially impacting our ability to deliver products to our customers.

If we were to lose order volumes from any of our major customers, our sales could decline significantly and our cash flows may be reduced.

In 2008, our five largest customers in our Magnesium segment were responsible for 19.2% of our total revenues in this segment. A loss of order volumes from any major customer could negatively affect our financial condition and results of operations by lowering sales volumes, increasing costs and lowering profitability.

In addition, approximately 35% by volume of our magnesium product shipments in 2008 were to customers who do not have long-term contractual arrangements with us. These customers purchase products from us on a spot basis and may choose not to continue to purchase our products. The loss of these customers or a significant reduction in their purchase orders could have a negative impact on our operations.

The value of the equity securities we accept as compensation is subject to adjustment which could result in losses to us in future periods.

In our Consulting segment, historically we have accepted equity securities of our clients as compensation for services. These securities are reflected on our balance sheet as “investment in marketable securities held for sale” and “investment in marketable securities held for sale - related party”. At the end of each period, we evaluate the carrying value of the marketable securities for a decrease in value.  We evaluate the company underlying these marketable securities to determine whether a decline in fair value below the amortized cost basis is other than temporary. If the decline in fair value is judged to be other than temporary, the cost basis of the individual security shall be written down to fair value as a new cost basis and the amount of the write-down is charged to earnings. At December 31, 2008 we recognized an impairment of $4,127,555 related to these marketable securities. In the future, should we identify additional impairments, this would adversely affect our operating results for the corresponding periods in that we might be required to reduce the carrying value of these investments. In addition, if we are unable to liquidate these securities, we will be required to write off the investments which would adversely affect our financial position.

Our management may be unable to effectively integrate our acquisitions and to manage our growth and we may be unable to fully realize any anticipated benefits of these acquisitions.

We are subject to various risks associated with our growth strategy, including the risk that we will be unable to identify and recruit suitable acquisition candidates in the future or to integrate and manage the acquired companies. We face particular challenges in that our acquisition strategy is based on companies located in and operating within China. Acquired companies’ histories, the geographical location, business models and business cultures will be different from ours in many respects. Even if we are successful in identifying and closing acquisitions of companies, our directors and executive management will face significant challenges in their efforts to integrate the business of the acquired companies or assets and to effectively manage our continued growth. Any future acquisitions will be subject to a number of challenges, including:

•	the diversion of management time and resources and the potential disruption of our ongoing business;
•	difficulties in maintaining uniform standards, controls, procedures and policies;
•	unexpected costs and time associated with upgrading both the internal accounting systems as well as educating each of their staff as to the proper methods of collecting and recording financial data;
•	potential unknown liabilities associated with acquired businesses;
•	the difficulty of retaining key alliances on attractive terms with partners and suppliers; and
•	the difficulty of retaining and recruiting key personnel and maintaining employee morale.

There can be no assurance that our efforts to integrate the operations of any acquired assets or companies will be successful, that we can manage our growth or that the anticipated benefits of these proposed acquisitions will be fully realized.

We may need additional financing to fund acquisitions and our operations which we may not be able to obtain on acceptable terms. Additional capital raising efforts in future periods may be dilutive to our then current shareholders or result in increased interest expense in future periods.

We may need to raise additional working capital to continue to make acquisitions and fund our operations. In an effort to augment growth and expand business opportunities, since 2006 we have provided approximately $8.9 million in working capital to our subsidiaries. Our future capital requirements depend, however, on a number of factors, including our operations, the financial condition of an acquisition target and its need for capital, our ability to grow revenues from other sources, our ability to manage the growth of our business and our ability to control our expenses. During 2009, we plan to use our magnesium holdings as a basis for raising capital and expansion of our magnesium holdings. If we raise additional capital through the issuance of debt, this will result in increased interest expense. If we raise additional capital through the issuance of equity or convertible debt securities, the percentage ownership of our company held by existing shareholders will be reduced and those shareholders may experience significant dilution. As we will generally not be required to obtain the consent of our shareholders before entering into acquisition transactions, shareholders are dependent upon the judgment of our management in determining the number of, and characteristics of, stock issued as consideration in an acquisition. In addition, new securities may contain certain rights, preferences or privileges that are senior to those of our common stock. We cannot assure you that we will be able to raise the working capital as needed in the future on terms acceptable to us, if at all, as the current capital markets have been adversely affected by the severe liquidity crisis. If we do not raise capital as needed, we will be unable to fully implement our acquisition expansion strategy.

We are dependent on certain key personnel and the loss of these key personnel could have a material adverse effect on our business, financial condition and results of operations.

Our success is, to a certain extent, attributable to the management, sales and marketing, and operational expertise of key personnel of our subsidiaries in China who perform key functions in the operation of our business as well as our U.S. based management team. We do not exercise any substantive day to day supervision over the activities of key members of our China based management team which includes Messrs. Jingdong Chen, Chen Chi, and Xiaowen Zhuang. The loss of one or more of these key employees or our senior management, including Dr. Wang, our Chief Executive Officer or Yuwei Huang, our Executive Vice President - Magnesium, could have a material adverse effect upon our business, financial condition and results of operations.

We may have difficulty establishing adequate management, legal and financial controls in the PRC.

PRC companies have in some cases, been resistant to the adoption of Western styles of management and financial reporting concepts and practices, which include sufficient corporate governance, cash management and other internal controls and, computer, financial and other control systems. In addition, we may have difficulty in hiring and retaining a sufficient number of qualified employees to work in the PRC. As a result of these factors, we may experience difficulties in establishing management, legal and financial controls, collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet western standards with our subsidiaries and our future acquisitions. Therefore, we may, in turn, experience difficulties in implementing and maintaining adequate internal controls. Any such deficiencies, weaknesses or lack of compliance could have a material adverse effect on our business, financial condition and results of operations.

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results. As a result, current and potential shareholders could lose confidence in our financial reporting, which would harm our business and the trading price of our stock.

Our management has determined that as of December 31, 2008, we did not maintain effective internal controls over financial reporting based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework as a result of identified material weaknesses in our internal control over financial reporting related to cash management and related party transactions.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.  For a detailed description of these material weaknesses and our remediation efforts and plans, see “Part II — Item 9A (T) — Controls and Procedures.”  If the result of our remediation of the identified material weaknesses is not successful, or if additional material weaknesses are identified in our internal control over financial reporting, our management will be unable to report favorably as to the effectiveness of our internal control over financial reporting and/or our disclosure controls and procedures, and we could be required to further implement expensive and time-consuming remedial measures and potentially lose investor confidence in the accuracy and completeness of our financial reports which could have an adverse effect on our stock price and potentially subject us to litigation.

Certain agreements to which we are a party and which are material to our operations lack various legal protections which are customarily contained in similar contracts prepared in the United States.

Our subsidiaries include companies organized under the laws of the PRC and all of their business and operations are conducted in China. We are a party to certain contracts related to our operations in China. While these contracts contain the basic business terms of the agreements between the parties, these contracts do not contain certain clauses which are customarily contained in similar contracts prepared in the U.S., such as representations and warranties of the parties, confidentiality and non-compete clauses, provisions outlining events of defaults, and termination and jurisdictional clauses. Because our contracts in China omit these customary clauses, notwithstanding the differences in Chinese and U.S. laws, we may not have the same legal protections as we would if the contracts contained these additional clauses. We anticipate that our Chinese subsidiaries will likely enter into contracts in the future which will likewise omit these customary legal protections. While we have not been subject to any adverse consequences as a result of the omission of these customary clauses, and we consider the contracts to which we are a party to contain all the material terms of our business arrangements with the other party, future events may occur which lead to a dispute which could have been avoided if the contracts included customary clauses in conformity with U.S. standards. Contractual disputes which may arise from this lack of legal protection could divert management’s time from the operation of our business, require us to expend funds attempting to settle a possible dispute, limit the time our management would otherwise devote to the operation of our business, and have a material adverse effect on our business, financial condition and results of operations.

Intercompany loans may be subject to PRC regulations.

We currently have several inter-company loans between our PRC subsidiaries and we may continue to enter into inter-company financing arrangements to meet our internal capital needs. PRC laws generally do not permit companies that do not possess a financial service business license to extend loans directly to other companies, including affiliates, without proceeding through a financial agency. The enforcement of these restrictions remains unpredictable, and government authorities may declare these loans void, require the forfeiture of any interest paid and levy fines or other penalties upon the parties involved, among other remedies.

From time to time we engage in related party transactions. There are no assurances that these transactions are fair to our company.

From time to time our subsidiaries enter into transactions with related parties which include purchases from or sales to a related party, advancing related parties significant sums as prepayments for future goods or services and working capital and the payment of fees for consulting services, among other transactions. We are in the process of adopting policies and procedures which will require the pre-approval of loans between related parties and have adopted a related person transaction policy that requires the pre-approval or ratification transactions between the company or one or more of our subsidiaries and any related person in amounts and under terms to be established by the board of directors upon completion of a study to determine amounts that are appropriate given the relationship we have with the related party. Notwithstanding these policies, we cannot assure you that in every instance the terms of the transactions with related parties are on terms as fair as we might receive from or extend to third parties.

Yuwei Huang, our Executive Vice President – Magnesium, an officer of several of our magnesium subsidiaries and a director is also an owner and executive officer of several companies which directly compete with our magnesium business

Mr. Yuwei Huang who serves as our Executive Vice President – Magnesium, an executive officer of several of our Magnesium segment subsidiaries and a director of our company is also an owner and the Chairman of a competitor of ours, YiWei Magnesium. YiWei Magnesium, a minority owner of two of our Magnesium segment subsidiaries, owns interests in several other magnesium factories, a magnesium alloy factory and a magnesium powder desulphurization reagent factory, all located in China. Due to Mr. Huang’s interest in our competitors and his position as an officer and director of our company, he is subject to certain inherent conflicts of interest and there can be no assurances that our business and operations will not be adversely impacted as a result of these conflicts.

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

We have historically accepted securities as payment for our services and will likely continue to do so in the future, but only to the extent that it does not cause us to become classified as an investment company under the Investment Company Act 1940. To the extent that we are required to reduce the amount of securities we accept as payment for our consulting services to avoid becoming an investment company, our future revenues from our business consulting services may substantially decline if our clients cannot pay our fees in cash. A reduction in the amount of our consulting fees will materially adversely affect our financial condition and results of operations in future periods. Any future change in our fee structure for our consulting services could also severely limit our ability to attract business consulting clients in the future.

The acquisition of new businesses is costly and such acquisitions may not enhance our financial condition.

A significant element of our growth strategy is to acquire controlling interests in companies that operate in China and that offer services, products, technologies, industry specializations or geographic coverage that extend or complement our existing business. The process to undertake a potential acquisition is time-consuming and costly. We expect to expend significant resources to undertake business, financial and legal due diligence on our potential acquisition targets and there is no guarantee that we will acquire the company after completing due diligence. The process of identifying and consummating an acquisition could result in the use of substantial amounts of cash and exposure to undisclosed or potential liabilities of acquired companies. In addition, even if we are successful in acquiring additional companies, there are no assurances that the operations of these businesses will enhance our future financial condition. To the extent that a business we acquire does not meet the performance criteria used to establish a purchase price, some or all of the goodwill related to that acquisition could be charged against our future earnings, if any.

The operations of our basic materials segment will be subject to risks and hazards inherent in the mining industry.

Our Basic Materials segment, if and when mining operations commence, will be engaged in the mining and processing of zinc. These operations will be subject to risks and hazards inherent in the mining industry, including, but not limited to, ground fall, flooding, environmental hazards and the discharge of toxic chemicals, explosions and other accidents, unanticipated variations in grade and other geological problems, water conditions, surface or underground conditions, metallurgical and other processing problems, mechanical equipment performance problems, the lack of availability of materials and equipment, the occurrence of accidents, labor force disruptions, force majeure factors, unanticipated transportation costs, and weather conditions. Any of these risks could result in work stoppages, delays in production, the development of properties, production commencement dates and production quantities, increased production costs and rates, damage to or destruction of mines and other production facilities, injury or loss of life, damage to property, environmental damage, and possible legal liability for such damages. As of the date of this report, we have not established a reserve on this property. Presently we do not have a timetable for when our operations will commence.

Substantially all of our assets and operations are located in the PRC and are subject to changes resulting from the political and economic policies of the Chinese government.

Our business operations could be restricted by the political environment in the PRC. The PRC has operated as a socialist state since 1949 and is controlled by the Communist Party of China. In recent years, however, the government has introduced reforms aimed at creating a socialist market economy and policies have been implemented to allow business enterprises greater autonomy in their operations. Changes in the political leadership of the PRC may have a significant effect on laws and policies related to the current economic reform programs, other policies affecting business and the general political, economic and social environment in the PRC, including the introduction of measures to control inflation, changes in the rate or method of taxation, the imposition of additional restrictions on currency conversion and remittances abroad, and foreign investment. Moreover, economic reforms and growth in the PRC have been more successful in certain provinces than in others, and the continuation or increases of such disparities could affect the political or social stability of the PRC.

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

Although the majority of productive assets in China are owned by the Chinese government, in the past several years the government has implemented economic reform measures that emphasize decentralization and encourages private economic activity. In keeping with these economic reform policies, the PRC has been openly promoting business development in order to bring more business into the PRC. Because these economic reform measures may be inconsistent or ineffective, there are no assurances that:

•	the Chinese government will continue its pursuit of economic reform policies;
•	the economic policies, even if pursued, will be successful;
•	economic policies will not be significantly altered from time to time; or
•	business operations in China will not become subject to the risk of nationalization.

We cannot assure you that we will be able to capitalize on these economic reforms, assuming the reforms continue. Because our business model is dependent upon the continued economic reform and growth in China, any change in Chinese government policy could materially adversely affect our ability to continue to implement our business model. China’s economy has experienced significant growth in the past decade, but such growth has been uneven across geographic and economic sectors and has recently been slowing. Even if the Chinese government continues its policies of economic reform, there are no assurances that economic growth in that country will continue or that we will be able to take advantage of these opportunities in a fashion that will provide financial benefit to us.

The Chinese government exerts substantial influence over the manner in which our Chinese subsidiaries must conduct our business activities.

The PRC only recently has permitted provincial and local economic autonomy and private economic activities. The government of the PRC has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in the PRC or particular regions of the PRC, and could require us to divest ourselves of any interest we then hold in our Chinese subsidiaries.

Any recurrence of severe acute respiratory syndrome, or SARS, or another widespread public health problem, could interrupt our operations

A renewed outbreak of SARS or another widespread public health problem in China could have a negative effect on our operations. Our operations may be impacted by a number of health-related factors, including the following:

•	quarantines or closures of some of our offices which would severely disrupt our operations;
•	the sickness or death of our key management and employees; or
•	a general slowdown in the Chinese economy.

An occurrence of any of the foregoing events or other unforeseen consequences of public health problems could result in a loss of revenues in future periods and could impact our ability to conduct the operations of our Chinese subsidiaries as they are presently conducted. If we were unable to continue the operations of our Chinese subsidiaries as they are now conducted, our revenues in future periods would decline and our ability to continue as a going concern could be in jeopardy. If we were unable to continue as a going concern, you could lose your entire investment in our company.

Restrictions on currency exchange may limit our ability to receive and use our revenues effectively. We may not have ready access to cash on deposit in banks in the PRC.

Because a substantial portion of our revenues are in the form of Renminbi (RMB), the main currency used in China, any future restrictions on currency exchanges may limit our ability to use revenue generated in RMB to fund any future business activities outside China or to make dividend or other payments in U.S. Dollars. Although the Chinese government introduced regulations in 1996 to allow greater convertibility of the RMB for current account transactions, significant restrictions still remain, including primarily the restriction that foreign-invested enterprises may only buy, sell or remit foreign currencies, after providing valid commercial documents, at those banks authorized to conduct foreign exchange business. In addition, conversion of RMB for capital account items, including direct investment and loans, is subject to government approval in China, and companies are required to open and maintain separate foreign exchange accounts for capital account items. At December 31, 2008 our PRC subsidiaries had approximately $7.6 million on deposit in banks in China, which represented approximately 53% of our cash. We cannot be certain that we could have ready access to that cash should we wish to transfer it to bank accounts outside the PRC nor can we be certain that the Chinese regulatory authorities will not impose more stringent restrictions on the convertibility of the RMB, especially with respect to foreign exchange transactions.

We may be unable to enforce our rights due to policies regarding the regulation of foreign investments in China.

The PRC’s legal system is a civil law system based on written statutes in which decided legal cases have little value as precedent, unlike the common law system prevalent in the United States. The PRC does not have a well-developed, consolidated body of laws governing foreign investment enterprises. As a result, the administration of laws and regulations by government agencies may be subject to considerable discretion and variation, and may be subject to influence by external forces unrelated to the legal merits of a particular matter. China’s regulations and policies with respect to foreign investments are evolving. Definitive regulations and policies with respect to such matters as the permissible percentage of foreign investment and permissible rates of equity returns have not yet been published. Statements regarding these evolving policies have been conflicting and any such policies, as administered, are likely to be subject to broad interpretation and discretion and to be modified, perhaps on a case-by-case basis. The uncertainties regarding such regulations and policies present risks which may affect our ability to achieve our stated business objectives. If we are unable to enforce any legal rights we may have under our contracts or otherwise, our ability to compete with other companies in our industry could be limited which could result in a loss of revenue in future periods which could have a material adverse effect on our business, financial condition and results of operations.

The market price for shares of our common stock has declined substantially in recent months and may continue to be highly volatile and subject to wide fluctuations.

The market for common stock has recently been subject to significant disruptions that have caused substantial volatility in the prices of these securities, which may or may not have corresponded to the business or financial success of the particular company. The market price for shares of our common stock has declined substantially in recent months and could decline further if our future operating results fail to meet or exceed the expectations of market analysts and investors and/or current economic or market conditions persist or worsen.

Some specific factors that may have a significant effect on the future market price of our shares of common stock include:

•	actual or expected fluctuations in our operating results;
•	variance in our financial performance from the expectations of market analysts;
•	changes in general economic conditions or conditions in our industry generally;
•	changes in conditions in the financial markets;
•	announcements of significant acquisitions or contracts by us or our competitors;
•	our inability to raise additional capital;
•	changes in applicable laws or regulations, court rulings and enforcement and legal actions;
•	additions or departures of key management personnel;
•	actions by our stockholders;
•	changes in market prices for our products or for our raw materials; and
•	changes in stock market analyst research and recommendations regarding the shares of our common stock, other comparable companies or our industry generally.

In addition, the stock market in general, and the Nasdaq and the market for companies with China based operations in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the affected companies. These broad market and industry factors may materially harm the market price of our common stock, regardless of our operating performance. In the past, following periods of volatility in the market price of a company’s securities, securities class-action litigation has often been instituted against that company. Such litigation, if instituted against us, could result in substantial costs and a diversion of management’s attention and resources, which could have a material adverse effect on our business, financial condition and results of operations.

As a result of these and other factors, you may be unable to resell your shares of our common stock at or above the price you paid for such shares.

Future sales of common stock by some of our existing stockholders and stock options could cause our stock price to decline.

As of the date of this report, our Chief Executive Officer, former President and former Chief Operating Officer in the aggregate beneficially own approximately 39.1% of our outstanding common stock. Sales of such shares in the open market, as well as shares we may issue upon the exercise of outstanding options, could cause the market price of our common stock to decline significantly. The perception among investors that these sales may occur could produce the same effect.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

Not applicable to a smaller reporting company.

ITEM 2.	PROPERTIES.

Our principal executive offices are located in Deerfield Beach, Florida. We lease approximately 6,508 square feet of office space for an annual expense of approximately $223,000 under lease agreements which expire on February 28, 2013.

Chang Magnesium owns and operates a magnesium facility which is approximately 250,000 square feet and located in the Aluminum & Magnesium Industrial Park in Yangqu County, of the Shangxi Province, China. The land use rights are owned by Taiyuan Sanding Coal Gasification Co., Ltd. and Chang Magnesium has been granted the land use rights through 2020 at no cost.

Chang Trading's offices are located in approximately 2,000 square feet of office space at the Chang Magnesium plant. Chang Trading does not pay rent to Chang Magnesium.

Golden Magnesium owns and operates a magnesium facility, encompassing 500,000 square feet located in Yueyan, of Gu County, in the Shanxi Province.

Pan Asia Magnesium operates a magnesium facility encompassing 500,000 square feet. We lease this facility from the Jinyang Group, a 27% minority owner of Pan Asia Magnesium, pursuant to a lease which expires in March 2030. We pay Jinyang Group approximately $14,550 annually to occupy this facility. Included in the lease is a 33,000 square foot warehouse, a 28,000 square foot dormitory, 4,300 square feet of office space, and a 3,300 square foot quality control lab.

Baotou Changxin Magnesium owns and operates a magnesium facility encompassing 170,000 square feet located in the Shiguai district of Baotou city, in Inner Mongolia.

Lang Chemical owns a storage facility consisting of a 105,000 cubic foot storage tank area and a 21,800 square foot warehouse located in the Beixin Fine Chemical Industrial Park, Qidong, Jiangsu Province of China. Lang Chemical purchased the land where this facility is located in April 2005 at a cost of $308,900 and owns the warehouse, storage area and the land use rights. In addition, Lang Chemical has a minimum commitment of $732 to reserve a storage facility in the Jiangsu province.

Lang Chemical owns an approximate 4,360 square foot office space located at 58 Jinqiao Rd, Suite 21A Shanghai, China which it does not occupy. Lang Chemical's principal offices are located in a 3,270 square foot office space located at No. 970, Da Liang Road., Suite 901, Shanghai, China. The Da Liang Road office is owned by Ms. Qian Zhu, a minority shareholder and CFO of Lang Chemical as well as an employee of CDI Shanghai Management. In lieu of paying rent for the use of the Da Liang Road office, Lang Chemical permits Ms. Zhu to lease our premises located at 58 Jinqiao Road, Shanghai China and retain the monthly rent of approximately $3,125 in rent she receives from that space.

CDI Jixiang Metal holds the mining rights to approximately 51 acres located in the Yongshun Kaxi Lake Mining area, obtained in 2004 from the Ministry of Land and Resources. As of the date of this report, we have not established a reserve on this property and we do not have a timetable for when our operations will commence.

CDI Metal Recycling operates from a 14,000 square foot manufacturing and office space located at 1258 Nangang Road, Nanhui District, Shanghai, China. The term of the lease is from January 1, 2008 to December 31, 2017 for a commitment of approximately $17,000 annually.

CDI Beijing leases approximately 1,654 square foot office space located in Beijing, China for an annual expense of approximately $20,500 pursuant to a lease that expires in March 2010.

CDI Shanghai Management leases approximately 2,200 square feet of office space in Shanghai for an annual expense of approximately $48,529 per year. The lease expires on December 31, 2009.

ITEM 3.	LEGAL PROCEEDINGS.

We are not a party to any pending legal proceedings and, to our knowledge, none of our officers, directors or principal shareholders are party to any legal proceeding in which they have an interest adverse to us .

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

As of May 1, 2008 our common stock has been traded on the Nasdaq Global Market. From May 1, 2008 until January 25, 2009 our stock was traded under the symbol “CDS”. On January 26, 2009 we changed our symbol to “CDII”. From September 24, 2007 until May 1, 2008 our common stock traded on the American Stock Exchange under the symbol “CDS”. Prior to September 24, 2007, our common stock was quoted on the OTC Bulletin Board under the symbol “CHND”. The following table sets forth the reported high and low closing prices for our common stock as reported on the Nasdaq Global Market, the American Stock Exchange, or the OTC Bulletin Board as applicable, for the last two years. These prices do not include retail mark-ups, markdowns or commissions, and may not necessarily represent actual transactions.

	High	Low
January 1, 2007 to March 31, 2007	$9.25	$2.68
April 1, 2007 to June 30, 2007	3.94	2.55
July 1, 2007 to September 30, 2007	9.45	3.10
October 1, 2007 to December 31, 2007	12.95	7.01

January 1, 2008 to March 31, 2008	8.97	5.10
April 1, 2008 to June 30, 2008	10.24	7.10
July 1, 2008 to September 30, 2008	7.90	1.90
October 1, 2008 to December 31, 2008	$4.41	$1.21

As of March 30, 2009 there were approximately 992 shareholders of record of our common stock. The number of record holders does not include beneficial owners of common stock whose shares are held in the names of banks, brokers, nominees or other fiduciaries.

Transfer Agent

Our transfer agent is Computershare Trust Company, Inc. which is located at 350 Indiana Street Suite 800, Golden, CO 80401. The phone number is (303) 262-0600 and its website is www.computershare.com.

Dividends

We have never paid cash dividends on our common stock. Payment of dividends will be within the sole discretion of our Board of Directors and will depend, among other factors, upon our earnings, capital requirements and our operating and financial condition. In addition, under Florida law, we may declare and pay dividends on our capital stock either out of our surplus, as defined in the relevant Florida statutes, or if there is no such surplus, out of our net profits for the year in which the dividend is declared and/or the preceding year. If, however, the capital of our company computed in accordance with the relevant Florida statutes, has been diminished by depreciation in the value of our property, or by losses, or otherwise, to an amount less than the aggregate amount of the capital represented by the issued and outstanding stock of all classes having a preference upon the distribution of assets, we are prohibited from declaring and paying out of such net profits and dividends upon any shares of our capital stock until the deficiency in the amount of capital represented by the issued and outstanding stock of all classes having a preference upon the distribution of assets shall have been repaired. The Company intends to utilize profits earned by our Chinese based subsidiaries to expand our PRC based operations.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth securities authorized for issuance under any equity compensation plans approved by our shareholders as well as any equity compensation plans not approved by our shareholders as of December 31, 2008.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Plans approved by our shareholders:
Evolve One, Inc. Stock Option Plan	480	$11.25	7,999,520
2006 Equity Plan	375,250	$2.85	9,612,750
2008 Executive Stock Incentive Plan	-	-	1,000,000
2008 Non-Executive Stock Incentive Plan	-	-	2,731,352

Plans not approved by shareholders:
2005 Equity Compensation Plan	260,500	$29.97	99,739,500
2006 Stock Plan	414,590	$2.97	119,250

A description of each of these plans is contained later in the notes to the audited consolidated financial statements which appear elsewhere in this Form 10-K.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

This table provides information with respect to our purchases of shares of our common stock during the three months ended December 31, 2008.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number Of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
October 1, 2008 through October 31, 2008	15,000	$3.80	89,502	$2,420,613
November 1, 2008 through November 30, 2008	-	-	-	2,420,613
December 1, 2008 through December 31, 2008	-		-	2,420,613
Total	15,000	$3.80	89,502	$2,420,613

(1) The table includes 15,000 shares purchased at $3.80 per share which were redeemed in October 2008.
(2) Amounts reflect the remaining dollar value at December 31, 2008 of shares that may be purchased under the stock repurchase program.

Stock Repurchase Program

On September 10, 2008, our board of directors authorized a stock repurchase program to repurchase up to $2.5 million worth of our common stock through March 31, 2009. The stock repurchase program was announced on September 12, 2008. The amount and timing of specific repurchases are subject to market conditions, applicable legal requirements and other factors deemed appropriate by our CEO and President. Repurchases may be in open-market transactions or through privately negotiated transactions, and our board of directors may discontinue the repurchase program at any time. During 2008 we purchased 19,919 shares at an average price of $3.99 per share, which were redeemed.

In January 2009 our board of directors authorized the purchase of 1,500,000 shares of our common stock from Marc Siegel, our former President and director, for an aggregate purchase price of $1,650,000. The purchase was made under our stock repurchase program. This transaction is not included in the table as the transaction occurred in 2009. Following this purchase the Stock Repurchase Program was terminated.

Reverse Split/Forward Split

On September 10, 2008, our board of directors approved a 1 for 100 shares reverse split of our common stock (the “Reverse Split”) to be immediately followed by a 100 for 1 forward split of our common stock (the “Forward Split”). The Reverse Split/Forward Split was announced on September 19, 2008. Shareholders who held in the aggregate less than one share of common stock following the Reverse Split were not included in the Forward Split. Rather, such shares received a cash payment of $5.07 per share, the closing price of our common stock as of September 19, 2008. Accordingly in 2008, we purchased 69,583 shares at a purchase price of $5.07 per share, which were redeemed. These stock purchases were not part of the stock repurchase program.

ITEM 6.	SELECTED FINANCIAL DATA.

RECONCILIATION OF GAAP TO NON-GAAP NET INCOME

The following table reconciles the calculation of net income per share on a basic and fully diluted basis from the amounts reported in accordance with generally accepted accounting principles ("GAAP") to such amounts before giving effect to employee share-based compensation expense and the fair value of warrants granted for services, Other-Than-Temporary-Impairment on marketable securities available for sale received for services and Non-cash deductions related to Preferred Stock issuance. This disclosure is being provided as we believe it is meaningful to our investors and other interested parties to understand our operating performance on a consistent basis without regard to the anti-dilutive effects of the timing of the employee share-based compensation and the fair value of warrants granted for services. The presentation of the non-GAAP information titled "Non-GAAP net income”, “Non-GAAP Earnings applicable to common stockholders”, “Non-GAAP Basic EPS” and “Non-GAAP Diluted EPS” is not meant to be considered in isolation or as a substitute for net income or diluted income per share prepared in accordance with GAAP.

	The Year Ended December 31,
	2008	2007
GAAP net income	$11,398,606	$11,826,551
Employee share-based compensation expense and fair value of warrants granted (1)	2,203,130	709,352
Other-Than-Temporary-Impairment on marketable securities available for sale received for services (2)	4,127,555	-
Non-GAAP net income	$17,729,291	$12,535,903

GAAP Earnings applicable to common stockholders	$4,951,277	$11,826,551
GAAP Basic EPS	0.22	0.75
GAAP Diluted EPS	0.20	0.67
Non-GAAP net income reconciliation total (1)+(2)	6,330,685	709,352
Non-cash deducted related to Preferred Stock issuance:
Relative Fair Value of warrants	2,765,946	-
Beneficial Conversion Feature	2,451,446	-
Non-GAAP Earnings applicable to common stockholders	16,499,354	12,535,903
Non-GAAP Basic EPS	0.73	0.79
Non-GAAP Diluted EPS	$0.67	$0.71
Shares used in basic net income per-share calculation - GAAP	22,671,998	15,841,560
Shares used in basic net income per-share calculation - Non-GAAP	22,671,998	15,841,560
Shares used in diluted net income per-share calculation - GAAP	24,565,869	17,605,664
Shares used in diluted net income per-share calculation - Non-GAAP	24,565,869	17,605,664

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

The following discussion and analysis of our consolidated financial condition and results of operations for the years ended December 31, 2008 and 2007 should be read in conjunction with the consolidated financial statements, including footnotes and  a list of related parities included in Note 12 of our financial statements, and other information presented elsewhere in this Form 10-K. The year ended December 31, 2008 is referred to as “2008”, the year ended December 31, 2007 is referred to as “2007”, and the coming year which will end December 31, 2009 is referred to as “2009”.

OVERVIEW OF OUR PERFORMANCE AND OPERATIONS

Our Business

We are a U.S. company that manages a portfolio of Chinese entities.  We also provide consulting services to Chinese businesses. We operate in three identifiable segments, Magnesium, Basic Materials, and Consulting, in accordance with SFAS No. 131, “Disclosure about segments of an Enterprise and Related Information”. In the fourth quarter of 2006 we established our Magnesium and Basic Materials segments which have grown through acquisitions of controlling interests of Chinese private companies. We consolidate these acquisitions as either our wholly or majority owned subsidiaries. Through this ownership control, we provide management advice as well as investment capital to expand their businesses. We hold a controlling interest in twelve subsidiaries operating in China, five of which comprise our Magnesium segment and five comprise our Basic Materials segment. We have a total of 1,287 full-time employees, of which 1,269 work in the PRC.

Our Magnesium segment is currently our largest segment by revenues and assets. We manufacture and sell pure magnesium and related by-products; we also purchase and resell magnesium products manufactured by third parties. In 2008 our Magnesium segment produced sold or distributed approximately 50,000 metric tons of magnesium generating revenues of $169.8 million. According to the China Non-ferrous Industry Association, China produced 630,000 metric tons of magnesium in 2008. Magnesium is used in a variety of markets and applications due to the physical and mechanical properties of the element and its alloys. Magnesium is the lightest of the structural metals; it is one fourth the weight of steel and two thirds the weight of aluminum. Various forms of magnesium are also used in the manufacture of electronic equipment such as computers, cameras, and cell phones. Magnesium powder is also used in flares, flashes and pyrotechnics. Global production of magnesium was estimated to be approximately 805,000 metric tons in 2008 as compared to 755,000 metric tons in 2007. China produced an estimated 630,000 metric tons in 2008, of which 160,000 metric tons were consumed domestically.

Our Basic Materials segment engages in the sale and distribution of basic resources within Asia. In 2008 this segment generated revenues of $53.8 million. Our Basic Materials segment includes sale and distribution of a variety of products including (i) industrial grade synthetic chemicals, (ii) steel products (iii) non ferrous metals, and (iv) recycled materials. As well, within this segment we hold the rights to mining properties and are awaiting an independent valuation of the ore deposits prior to completion of construction. Presently we do not have a timetable for when our operations will commence.

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

In 2007 we launched a Clean Technology segment.  We discontinued this segment in the third quarter of 2008 when we completed the sale in October 2008 of an 81% interest in CDI Clean Technology and its subsidiaries, CDI Wanda and Yantai CDI Wanda to PE Brothers Corp. for $1,240,000 and recorded a gain on the sale of $238,670. We plan to maintain the 19% ownership interest in CDI Clean Technology we retained using the cost method of accounting.

Our Performance

During 2008 we experienced growth in revenues, and total assets as compared to 2007. Revenues in 2008 totaled $240.0 million, an increase of $72.4 million compared to 2007, primarily attributable to increases in revenues within our Magnesium and Consulting segments, which were offset by a decrease in revenues in our Basic Materials segment. We realized significant growth in our Magnesium segment due to (i) investments in our Magnesium segment in the latter half of 2007 which increased our capacity, and (ii) increases in the market price of magnesium during the first six months of 2008. The global economic slowdown has adversely affected the rate of our year-over-year growth across all of our business segments.

Our annual growth rate of 43% for 2008 over 2007 is not sustainable, but rather reflects the continued implementation of the acquisition component of our business model, the completion of consulting transactions that may not occur in the future and the launch of our steel and nonferrous metals distribution operations late in the third quarter of 2008. Accordingly, we believe comparisons between 2008 and 2007 are of limited value and should not be viewed as an indication of our year-over-year sustainable growth rate potential.

Our Outlook

During 2009 and beyond, we face a number of challenges in growing our business, such as the continuing integration of our PRC based subsidiaries. At December 31, 2008 we had $37.5 million of working capital including $14.2 million in cash and cash equivalents. While this amount is believed sufficient to meet our current obligations, we may seek additional capital to provide funds to enable each of our subsidiaries to grow their businesses and operations and to take advantage of strategic opportunities. We continue to work with the management of our subsidiaries to identify strategies to maximize their potential within their segment and to the consolidated group.

In the first six months of 2008 our operations in China, primarily our Magnesium segment experienced growth as compared to the first six months of 2007. However in the latter half of 2008 our operations in China were negatively impacted by a variety of events including (i) disruption caused by the 2008 Beijing Olympics and (ii) the global economic crisis. We cannot predict when global economic conditions will improve and accordingly we forecast weak demand within each of segments until global economic conditions improve.

Global production of magnesium was estimated to be approximately 805,000 metric tons in 2008, an increase from the estimated 755,000 metric tons produced in 2007 and 725,000 metric tons in 2006, with China representing 630,000 metric tons or approximately 78% of the world’s production. China’s domestic production figures remained constant in 2008 as compared to 2007. During 2008 our Magnesium segment produced, sold and/or distributed approximately 50,000 metric tons of magnesium and with capacity for an additional 8,000 metric tons under construction. The weak global economy has reduced demand for magnesium and as a result the price of magnesium, ($2,670 per metric ton, as of March 25, 2009) has declined 25% since August 2008. We are unable to predict if and when demand or prices will increase. As a result we expect Magnesium segment revenues will decline in future periods. We will seek to continue to purchase and resell magnesium from third parties if demand permits. China exports for 2008 were 384,000 metric tons as compared to 395,000 metric tons in 2007. Management believes export demand was further impacted due to a 10% export tax on magnesium products which became effective in January 2008. Furthermore, in 2008 domestic magnesium consumption decreased to 160,000 metric tons; the first domestic decline since 2003. Management estimates domestic consumption decreased as a result of reduced construction related to the Beijing Olympics in 2008 as compared to 2007. In 2008 we witnessed rising energy costs. Coal prices increased during the first nine months of 2008. Furthermore electricity was routed to Beijing from nearby Hebei, Shanxi, and Inner Mongolia to ensure adequate power supply for the Beijing Olympics. This led to higher energy costs in the segment. Recently in 2009 we have witnessed growing demand from well established buyers seeking to engage us directly in long term supply contracts. We believe these buyers were negatively impacted by the surge in market prices in late 2007 and early 2008 and seek to establish long term supply at current market prices. While these discussions are preliminary, management is enthused by these overtures, as they may indicate a market bottom.

In the first six months of 2008, we witnessed price increases in our Basic Materials segment due to production interruptions caused by severe snowstorms in February and the Sichuan earthquake in May. These price increases were, however, short lived as the global economic crisis caused a reduction in demand for zinc which in turn resulted in below market price cuts by mining companies seeking to generate cash. As a result our revenues decreased in the segment as compared to 2007. At current market prices for zinc, it is not economically feasible to commence operations at our zinc property. We believe that prices for lead and lead concentrate will remain stable in 2009 because the uses for lead are more widespread than zinc. At current market prices for lead and zinc, it is not economically feasible to complete construction of a planned zinc mining facility. We will continue to operate as a distributor of steel and non ferrous metals. Following the discontinuation of our Clean Technology segment in September 2008, CDI Metal Recycling was realigned under this segment.

Recycling.  In 2007 we operated a Clean Technology segment which primarily focused on a process to recycle waste tires into tire derived fuel. While management believes in the long term viability of this technology, falling fuel prices have reduced the demand for alternative energy sources. In the third quarter of 2008, we elected to exit the alternative energy and recycling business conducted by CDI Clean Technology and its subsidiaries, CDI Wanda and Yantai CDI Wanda.

We are evaluating the feasibility of continuing the development of a proposed facility to create aluminum powder from recycled aluminum. While the current market price of aluminum does not support the economic viability of a recycling operation, we believe aluminum wire recycling will become viable as natural resources continue to be depleted. This proposed recycling operation was consolidated with our Basic Materials segment in the fourth quarter of 2008.

During 2008 we experienced growth in our Consulting segment attributable to new clients engaged during 2008. While we have made efforts to improve the caliber of the clients within this segment the global economy and severe liquidity crisis in the capital markets, have created a difficult environment for smaller companies to attract interest in the financial community. Accordingly, we do not anticipate this segment will grow in 2009.

From inception through 2007 a significant majority of our resources were devoted to our Consulting segment. In 2008 approximately $223.6 million or roughly 93.2% of our total consolidated revenues are generated from our Magnesium and Basic Materials segments. An overwhelming majority of our resources are expended in support of these operations. In 2009 we expect this trend to continue as we continue our transition from solely a consulting practice to a Company with significant operations in China. Accordingly we have made efforts to reposition our Company in an effort to support this transition. In January 2009 we changed the name of our Company to China Direct Industries, Inc. Furthermore we have restructured our senior management to add personnel with operating experience within the PRC. In January 2009 we announced a management restructuring including several changes to our senior management and board of directors in an effort to supplement our operations in China.

Yuwei Huang was appointed executive vice president for the Magnesium segment and as a member of our board of directors. Jingdong Chen was appointed executive vice president for the Basic Materials segment. Philip Shen, Ph.D. was appointed as a member of the board of directors. As well we accepted the resignation of Marc Siegel as President and as a member of its board of directors. Mr. Siegel offered his resignation paving the way for the members of our organization with experience operating within China to assume a managerial position with additional responsibilities. This we believe provides our Company with a management team capable of expanding our Magnesium and Basic Materials segments.

PRC Government Programs. In November 2008, the Chinese government announced a $586 billion domestic economic stimulus program aimed at bolstering economic activity in China. The two year program includes tax rebates, spending in housing, infrastructure, agriculture, health care and social welfare, and a tax deduction for capital spending by companies. In February 2009, China's State Council announced support plans for the country's nonferrous metals and logistics sectors. The support plans include subsidized loans to support technical innovations within the nonferrous metals sector, adjustments to export rebate rates of nonferrous products, and the establishment of a national reserve system for the industry. While these programs adopted by the PRC government are aimed towards supporting growth in some of the sectors in which we operate, it is difficult to predict if any of our businesses will benefit. It remains to be seen if domestic consumption can compensate for slower worldwide demand, and the impact this will have on our future revenues.

Presentation of Financial Statements. The presentation of the statements of operations included in Part II, Item 6 in this Form 10-K have been modified to allow for the reporting of deductions from net income to arrive at income (loss) applicable to common stockholders. Items reflected in our comprehensive income for the periods reported are now included in our notes to the audited consolidated financial statements included in this Form 10-K. In addition, portion of our audited consolidated financial statements have been reclassified to recognize discontinued operations treatment reflecting the sale of an 81% interest in CDI Clean Technology.

RESULTS OF OPERATIONS

Consolidated revenues and operating expenses by segment for 2008 and 2007 are as follows:

Consolidated Revenues

	2008		2007
(Dollars in thousands)	Revenues	% of Revenues	Revenues	% of Revenues	% increase (decrease)
Magnesium segment	$169,771	71%	$100,920	60%	68%
Basic Materials segment	53,838	22%	55,309	33%	-3%
Consulting segment	16,358	7%	11,333	7%	44%
Total Consolidated	$239,967	100%	$167,562	100%	43%

Total consolidated revenues for 2008 were $240.0 million, an increase of approximately 43% compared to 2007. These increases were primarily a result of increases in revenues within our Magnesium and Consulting segments, which were offset by a decrease in revenues in our Basic Materials segment.

Consolidated Operating Income and Expenses

	2008		2007
(Dollars in thousands)	Amount	%	Amount	%	% increase (decrease)
Revenues	$239,967	100%	$167,562	100%	43%
Cost of revenues	206,948	86%	149,333	89%	39%
Gross profit	33,019	14%	18,229	11%	81%
Total operating expenses	12,050	5%	4,159	2%	190%
Operating income	$20,969	9%	$14,070	8%	49%

Total consolidated operating income for 2008 was $21.0 million, an increase of 49% compared to 2007. This increase over the prior year was due primarily to the 43% increase in revenues, which caused our consolidated gross profit to increase 81%. Our year over year growth in revenues was mainly due to our Magnesium and Consulting segments which increased 68% and 44%, respectively, partially offset by a 3% decrease in revenues in our Basic Materials segment.

In 2008 our cost of revenues was $206.9 million, a 39% increase compared to 2007. This increase is a direct result of increased sales volume. Our cost of revenues for 2008 as a percentage of revenues decreased 3% from the prior year primarily as a result of favorable purchases of raw materials in late 2007 and the first quarter of 2008 and cost savings derived from economies of scale within our Magnesium segment.

Our gross profit for 2008 was $33.0 million, an increase of 81% compared to 2007. This increase is attributable to higher income generated by our Magnesium and Consulting segments.

Operating expenses increased $7.9 million in 2008 compared to 2007. Included in our operating expenses in 2008 included are non-cash impairment charges related to certain inventory and other assets of $1.3 million.

Segment Information

A summary of our operating results, by segment, for 2008 and 2007 are as follows:

	Magnesium		Basic Materials		Consulting		Consolidated
(Dollars in thousands)	2008	2007	2008	2007	2008	2007	2008	2007
Revenues	$153,022	$98,141	$53,838	$55,310	$16,358	$9,573	$223,218	$163,024
Revenues - related party	16,750	2,778	-	-	-	1,760	16,750	4,538
	169,772	100,919	53,838	55,310	16,358	11,333	239,968	167,563
Cost of revenues	153,684	93,516	51,764	54,046	1,500	1,772	206,948	149,334
Gross profit	16,087	7,403	2,074	1,264	14,858	9,561	33,019	18,229
Total operating expenses	5,387	1,122	1,522	734	5,142	2,302	12,051	4,158
Operating income (loss)	$10,701	$6,281	$552	$530	$9,716	$7,259	$20,969	$14,071

Magnesium Segment Operating Results

Revenues. Magnesium segment revenues for 2008 were $169.8 million, (inclusive of related party revenues of $16.8 million) an increase of 68% compared to 2007, due primarily to (i) acquisitions of Golden Magnesium and Pan Asia Magnesium in July and September 2007, respectively, (ii) increased magnesium production, (iii) the increase in the market price of magnesium during the first six months of 2008, which were partially offset by (iv) reduced sales volume and falling market prices in the fourth quarter due to weak demand. During the first six months of 2008 we witnessed increasing demand, which coupled with stockpiling of inventory in expectation of production shortages and/or transportation interruptions associated with the 2008 Beijing Olympics drove market prices higher, which was offset by the significant decline in market prices during the second half of the year.

In 2008 our Magnesium segment produced, sold and distributed approximately 50,000 metric tons with an average price of $3,315 per metric ton. In comparison, for 2007 we produced, sold and distributed approximately 45,000 metric tons with an average price of $2,218 per metric ton. As of March 25, 2009 the spot market price of magnesium was $2,670 per metric ton, a significant decrease from $3,900 per metric ton at December 31, 2007.

Gross Profit. In 2008 gross profit for the segment increased $8.7 million, this represents a 2% increase in the gross profit margin compared to 2007. This margin improvement is due to the rapidly increasing sales price of magnesium in the first six months of 2008.

Operating Expenses. In 2008 Magnesium segment operating expenses were $5.4 million, an increase of $4.3 million compared to 2007. These increases were primarily attributable to (i) expanded sales and support staff to support the growth in our operations, and (ii) additional operational expenses associated with acquisitions of Golden Magnesium and Baotou Changxin Magnesium, July 2007 and February 2008, respectively. (iii) bad debt expense, (iv) inventory impairment and amortization of intangible asset non-cash charges due of $1.3 million, and (v) increased energy costs.

Basic Materials segment

Revenues. In 2008 Basic Materials segment revenues were $53.8 million, a decrease of 3% compared to 2007. This decrease is a result of a decrease in revenues of $9.2 million at Lang Chemical which was partially offset by revenues of $7.7 million at CDI Beijing, a subsidiary we formed in 2008. In the first six months of 2008, Lang Chemical benefitted from price increases due to production interruptions caused by snowstorms in February and the Sichuan earthquake in May, however these price increases were short lived as the looming economic crisis spread globally. In the latter half of 2008 Lang Chemical was negatively impacted by the disruptions caused by the 2008 Beijing Olympics and the depressed global economy.

Gross Profit. In 2008 gross profit for the segment increased $810,000, this represents a 1.6% increase in the gross profit margin compared to 2007. This margin improvement is due to the contribution of CDI Beijing which generated gross margins of 9.8% in 2008.

Operating Expenses. In 2008 Basic Materials segment operating expenses were $1.5 million, an increase of approximately $800,000 compared to 2007. In 2008 we experienced increased operating expenses of (i) $400,000 at Lang Chemical due primarily to increased shipping expenses, (ii) $363,000 at CDI Beijing, a new subsidiary formed in 2008, and (iii) an aggregate of $446,000 in development costs related to CDI Jixiang Metal, CDI Metal Recycling and CDI Jingkun Zinc.

Consulting segment

Revenues. In 2008 Consulting segment revenues were $16.4 million, an increase of 44% compared to 2007. The increase was due primarily to new clients engaged in 2008.

Gross Profit. In 2008 gross profit for the segment increased $5.3 million compared to 2007, this represents a 7% increase in gross profit margin compared to 2007. The increase was due primarily to a decrease in professional fees associated with the segment as we provided these services internally.

Operating Expenses. In 2008 Consulting segment operating expenses, which include general and administrative expenses, were $5.1 million, an increase of $2.8 million. These increases were due primarily to $2.2 million of stock based compensation expenses as we expanded our staff to meet the needs of our growing operations.

Total Other (Expense) Income

Total other expense in 2008 was $3.3 million compared to total other income of $1.7 million in 2007. In 2008 we generated $877,485 of interest income from short-term loans, and realized a gain $238,670 on the sale of subsidiaries discontinued and held for sale, related to our sale of CDI Wanda in October 2008. These gains were offset by a net realized loss of $4.1 million associated with an impairment of marketable securities available for sale pursuant to the guidance of FSP EITF 99-20-1 and Statement No. 115. and a realized loss of $136,923 on the sale of marketable securities.

In 2007 total other income was $1.7 million, mainly comprised of (i) a gain of $400,000 representing the waiver of accrued income taxes related to Chang Magnesium in our Magnesium segment, (ii) $284,000 of income generated from the sale of waste reduction bottles by Pan Asia Magnesium in our Magnesium segment, and (iii) a realized gain of $574,000 from the sale of marketable securities within our Consulting segment.

Income Tax Expense

Income tax expense for 2008 was $267,245 compared to $727,479 in 2007. In 2008 our tax expense was offset by a $300,000 tax refund associated with our U.S operations for the 2007 calendar year.

Net Income

Net income for 2008 was $11.4 million, compared to $11.8 million in 2007. The decrease of 4% was due to the items mentioned herein, most notably a net realized loss of $4.1 million associated with an impairment of marketable securities available for sale pursuant to the guidance of FSP EITF 99-20-1 and Statement No. 115.

Foreign Currency Translation Gain

The functional currency of our subsidiaries operating in the PRC is the Chinese dollar or Renminbi (“RMB”). The financial statements of our subsidiaries are translated to U.S. dollars using period end rates of exchange for assets and liabilities, and average rates of exchange (for the period) for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations. As a result of these translations, we reported a foreign currency translation gain of $602,714 in 2008 as compared to $1,314,343 in 2007. This non-cash gain had the effect of increasing our reported comprehensive income. This item is discussed in further detail in the notes to the audited consolidated financial statements appearing elsewhere in this Form 10-K.

Unrealized Loss on Marketable Securities Available for Sale, Net of Income Tax

The unrealized loss on marketable securities available for sale, net of income taxes in 2008 totaled $12.4 million, compared to an unrealized loss of $1.7 million in 2007. The significant increase in the unrealized loss is representative of the declining value of marketable securities available for sale as a result of the global economic crisis. The decline reflects a reduction in the fair value of securities received from our clients in the Consulting segment. As mentioned earlier we recognized a realized loss of $4.1 million associated with an impairment of marketable securities available for sale pursuant to the guidance of FSP EITF 99-20-1 and Statement No. 115.

Comprehensive Income

Comprehensive income for 2008 was $11.7 million, an increase of $0.2 million from 2007, is a result of our net income of $11.4 million plus foreign currency translation gains of $602,716, less unrealized losses on marketable securities available for sale (including marketable securities available for sale-related party), net of income tax of $12.4 million. In 2007 we reflected Comprehensive income of $11.5 million derived from our net income of $11.8 million, plus foreign currency translation gains of $1.3 million, plus unrealized gains on marketable securities held for sale (including marketable securities held for sale-related party), net of income tax of $1.7 million.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate funds adequate amounts of cash to meet its needs for cash. At December 31, 2008 our working capital was $37.5 million as compared to $41.0 million at December 31, 2007.

Our cash balance at December 31, 2008 totaled $14.2 million, a decrease of $4.8 over our balance at December 31, 2007. During 2008 we received net proceeds of $11.5 million from a preferred stock offering, which was offset by investments in capital expenditures of 26.0 million in property, plant and equipment made during 2008.

In 2008 we expended $26.0 million in property, plant, and equipment; the primary expenditures were $17.3 million at Baotou Changxin Magnesium to construct a magnesium facility, $4.0 million at Pan Asia Magnesium to expand capacity, and $1.2 million at CDI Jixiang Metal.

We have commitments, which will be satisfied from working capital, including $2.2 million to increase the registered capital of CDI Beijing.

The continued implementation of our business model, which includes providing investment capital to augment the growth of our portfolio companies and expand our business through new accretive acquisitions, will in all likelihood require additional capital. During 2009, we plan to use our magnesium holdings as a basis for raising capital and expansion of our magnesium holdings. Accordingly, we may raise additional capital through private or public financing. We have an effective registration statement on Form S-3 which permits us  to sell on a delayed or continuous basis up to $70,000,000 worth of our common stock or other securities along with certain selling shareholders at any time pursuant to a registration statement that we filed pursuant to Rule 415 under the Securities Act of 1933,    The amount of our common stock which we or the selling shareholders are permitted to sell pursuant to our prospectus dated August 1, 2008  is limited to no more than one-third of the aggregate market value during the period of 12 calendar months prior to the sale of the voting and non-voting common equity held by non-affiliates of our company.  Based on this limitation, as of March 30, 2009, we and the selling shareholders would be limited to selling no more than approximately $27,000,000 of our common stock assuming there were no other sales within a 12 month period.

The following table provides certain selected balance sheets comparisons between December 31, 2008 and December 31, 2007.

(Dollars in Thousands)	December 31,		Increase /
	2008	2007	(decrease)

Cash	$14,205	$19,025	$(4,820)
Marketable securities	7,730	9,136	(1,406)
Accounts receivable, net	9,457	10,529	(1,072)
Inventories, net	8,560	5,270	3,290
Prepaid expenses and other assets	8,127	13,952	(5,825)
Total current assets	59,742	69,239	(9,497)
Property and equipment, net	43,456	17,413	26,043
Total assets	107,379	88,286	19,093

Accounts payable and accrued expenses	8,590	9,524	(934)
Advances from customers	1,545	6,892	(5,347)
Other payables	1,624	3,091	(1,467)
Due to related parties	979	3,137	(2,158)
Total current liabilities	$22,228	$28,537	$(6,309)

We maintain cash balances in the United States and China. At December 31, 2008 and December 31, 2007, bank deposits by geographic area (reclassified to reflect discontinued operations), was as follows:

Country	2008		2007
United States	$6,640,672	47%	$9,942,948	52%
China	7,564,557	53%	9,081,656	48%
Total cash and cash equivalents	$14,205,229	100%	$19,024,604	100%

A substantial portion of our cash balance, 53% at December 31, 2008, is in the form of RMB held in bank accounts at financial institutions located in the PRC. Cash held in banks in the PRC is not insured. The value of cash on deposit in China of $7.6 million at December 31, 2008 has been converted based on the exchange rate as of December 31, 2008. In 1996, the Chinese government introduced regulations, which relaxed restrictions on the conversion of the RMB; however restrictions still remain, including but not limited to restrictions on foreign invested entities. Foreign invested entities may only buy, sell or remit foreign currencies after providing valid commercial documents at only those banks authorized to conduct foreign exchanges. Furthermore, the conversion of RMB for capital account items, including direct investments and loans, is subject to PRC government approval. Chinese entities are required to establish and maintain separate foreign exchange accounts for capital account items. We cannot be certain Chinese regulatory authorities will not impose more stringent restrictions on the convertibility of the RMB, especially with respect to foreign exchange transactions. Accordingly, cash on deposit in banks in the PRC is not readily deployable by us for purposes outside of China.

Current assets as of December 31, 2008 totaled $59.7 million, a decrease of 14 % compared to December 31, 2007. Current liabilities as of December 31, 2008 totaled $22.2 million, reflecting a 22% decrease from our December 31, 2007 balance.

A summary of total assets by segment at December 31, 2008 and at December 31, 2007 is as follows:

	2008	2007
(Dollars in thousands)
Magnesium segment	$73,670	$53,010
Basic Materials segment	9,158	11,802
Consulting segment	24,551	23,474
Total	$107,379	$88,286

The following table provides detail of selected balance sheet items by segment as of December 31, 2008.

	Magnesium	Basic Materials	Consulting	Consolidated
(Dollars in thousands)
Accounts receivable, net (including related-party)	$6,579	$4,484	$71	$11,134
Inventories, net	7,828	732	-	8,560
Prepaid expenses and other current assets	6,499	1,052	576	8,127
Total current assets	34,399	5,385	19,958	59,742

Accounts payable and accrued expenses	7,522	760	308	8,590
Advances from customers	1,228	317	-	1,545
Other payables	149	1,475	-	1,624
Total current liabilities	$14,966	$5,887	$1,375	$22,228

Our accounts receivables, net of allowances for doubtful accounts, as of December 31, 2008 was $9.5 million, a decrease of $1.1 million compared to December 31, 2007. This slight decrease is attributed to the overall increase in collections efforts due to higher sales levels from the prior year primarily in our Magnesium segment. Our Magnesium and Basic Materials segments generally offer payment terms to its customers of 90 days. Our Consulting segment generally receives full payment in advance for consulting services to be provided, upon entering into a consulting agreement.

Inventories as of December 31, 2008 were $8.6 million, an increase of $3.3 million compared to December 31, 2007. This increase is due primarily to higher magnesium inventories which accounted for 70% and 60% of consolidated inventory levels at December 31, 2008 and December 31, 2007, respectively. These levels increased sharply as a result of the 68% increase year-over-year in the level of magnesium related revenues and inventory on-hand required for our magnesium related acquisitions made in the second half of 2007 and first quarter 2008.

Prepaid expenses and other current assets consist of prepayments to vendors for inventory, other receivables, the fair value of client securities which were assigned to our executive officers and employees as compensation, loans receivable, assets acquired in the acquisition of Pan Asia Magnesium, VAT tax refunds, and security deposits. Prepaid expenses and other current assets as of December 31, 2008 were $8.1 million.

Accounts payable and accrued expenses represent payables associated with the general operation of each segment, including accrued payrolls. Advances from customers represent prepayments for products, which have not yet been shipped. Of the $1.5 million in advances from customers reflected at December 31, 2008, $1.2 million is attributable to our Magnesium segment for orders placed in the ordinary course of business but not yet shipped.

Consolidated Statement of Cash Flows

In 2008, our net decrease in cash totaled $4.8 and was comprised of $10.9 provided by operating activities, $30.9 million used in investing activities, $13.3 million provided by financing activities, and the effect of prevailing exchange rates on our cash position of $1.8 million.

In 2007, our net increase in cash totaled $16.0 million and consisted of $11.7 million used in operating activities, $1.1 million used in investing activities, $26.4 million provided by financing activities, and the effect of prevailing exchange rates on our cash position of $2.4 million.

Cash Used in Operating Activities

Net cash provided by operating activities in 2008 totaled $10.9 million and was mainly comprised of our net income of $11.4 million, a decrease in our prepaid expenses and other assets of $3.5 million, an increase in accounts payable related party of $6.6 million, and reconciling non cash transactions comprised of the followings: (i) $3.7 in depreciation expense, (ii) stock based compensation expense of $2.2 million, and (iii) $4.1 million in realized loss of OTTI on our marketable securities. These increases were partially offset by the decrease in our fair value of securities received for services of $15.3 million, purchases of inventory of $3.3 million, and a decrease in advances from customers of $5.3 million.

In 2007 cash used in operations included an increase in accounts receivable and accounts receivable related parities of $12.3 million, an increase in prepaid expenses and other current assets of $10.0 million, and a decrease in our fair value of securities received for services of $8.2 million. These decreases were partially offset by our net income of $11.8 million, increase in accounts payable and accrued expenses of $3.6 million, and advances from customers of $4.2 million.

Cash (Used in) Provided by Investing Activities

Net cash used in investing activities for 2008 totaled $30.9 million and was mainly comprised of $29.8 million of capital expenditures in property, plant and equipment, and increase in loans receivable related party of $1.7 million. Cash used in investing was offset by proceeds from the sale of marketable securities available for sale of $511,459.

In 2007, our cash used in investing activities totaled $1.1 million and was mainly comprised of purchases of $5.8 million in property, plant and equipment; offset by a realized loss of $2.1 million from the sale of marketable securities held for sale and received cash of $2.7 million in conjunction with acquisitions made during 2007.

Cash Provided by Financing Activities

For 2008 net cash provided by financing activities was $13.3 million and was mainly comprised of gross proceeds of $12.95 million from the sale of Series A Preferred Stock, proceeds from exercise of stock options and warrants of $3.0 million, capital contribution from minority interest owners of $3.6 million, and proceeds from loans payable of $1.1 million. These were partially offset by payment of loans payable of $3.1 million, and $1.5 million in offering expenses related to our sale of Series A Preferred Stock.

In 2007, cash provided by financing activities was $26.4 comprised of $24.0 million from the exercise of options and warrants, $3.3 million from related parties and $1.9 million in proceeds from loans payable. These increases in our cash balance were offset somewhat by the repayment of loans payable of $2.4 million, an increase in restricted cash of $199,000 and $141,000 in the repayment of advances to customers.

Series A Preferred Stock and Related Dividends

In February 2008, we completed a private placement (“Series A Preferred Stock Offer”) whereby we sold to accredited investors 12,950 shares of our Series A Convertible Preferred Stock (“Series A Preferred Stock”) together with common stock purchase warrants to purchase an aggregate of 1,850,000 shares of our common stock. At closing, we received gross proceeds of $12,950,000 with net proceeds of $11.5 million. The Series A Preferred Stock has a stated value per share of $1,000, carries an 8% per annum dividend rate payable quarterly in arrears and is convertible into our common stock at $7.00 per share. The dividends are payable in cash or shares of our common stock, at our option, subject to certain provisions.

As of December 31, 2008, holders of our Series A Preferred Stock have converted 11,944 shares of the 12,950 shares of the Series A Preferred Stock, and only 1,006.25 shares of Series A Preferred remain outstanding. As a result of the conversion of the Series A Preferred Stock, we have issued 1,706,250 shares of our common stock, 14,624 shares of common stock in payment of the accrued dividends and 136,500 shares of common stock pursuant to the make whole additional amount feature of the Series A Preferred Stock. Since then we have issued 7,138 shares of common stock as dividends on the remaining Series A Preferred Stock outstanding. In connection with this offering, we recorded the relative fair value of the warrants of $2,765,946 and an additional $2,451,446 attributable to the beneficial conversion feature as a non-cash one-time preferred stock deemed dividend in the first quarter of 2008. This item is discussed in further detail in the notes to the audited consolidated financial statements appearing elsewhere in this Form 10-K.

Minority Interest

At December 31, 2008, our consolidated balance sheet reflects a total minority interest of $26,940,141 which represents the equity portion of our subsidiaries held by minority shareholders. The following table provides information regarding the minority interest by segment:

Segment	2008	2007
Magnesium segment	$24,742,209	$15,945,184
Basic Materials segment	2,197,932	1,590,725
Consulting segment	-	-
Total	$26,940,141	$17,535,909

Off Balance Sheet Items

Under SEC regulations, we are required to disclose our off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, such as changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. An off-balance sheet arrangement means a transaction, agreement or contractual arrangement to which any entity that is not consolidated with us is a party, under which we have:

•	Any obligation under certain guarantee contracts,
•	Any retained or contingent interest in assets transferred to an unconsolidated entity or similar arrangement that serves as credit, liquidity or market risk support to that entity for such assets,
•
Any obligation under a contract that would be accounted for as a derivative instrument, except that it is both indexed to our stock and classified in stockholder’s equity in our statement of financial position, and

•
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

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our audited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these unaudited consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

A summary of significant accounting policies is included in This item is discussed in further detail in the notes to the audited consolidated financial statements appearing elsewhere in this Form 10-K. Management believes that the application of these policies on a consistent basis enables us to provide useful and reliable financial information about our operating results and financial condition.

Acquisitions

We account for acquisitions using the purchase method of accounting in accordance with SFAS No. 141. In each of our acquisitions for the periods presented, we determined that fair values were equivalent to the acquired historical carrying costs.

Recent Accounting Pronouncements

In January 2009, the FASB issued FSP EITF 99-20-1 to amend the impairment guidance in EITF Issue No. 99-20in order to achieve more consistent determination of whether an other-than-temporary impairment (“OTTI”) has occurred. This FSP amended EITF 99-20 to more closely align the OTTI guidance therein to the guidance in Statement No. 115. Retrospective application to a prior interim or annual period is prohibited. The guidance in this FSP was considered in the assessment of OTTI for various securities at December 31, 2008.

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities ” (“SFAS 161”). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We are currently evaluating the requirements of SFAS 161 and the impact of adoption on our consolidated financial statements.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement . FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants. Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We will adopt FSP APB 14-1 beginning in the first quarter of fiscal 2009, and this standard must be applied on a retrospective basis. We are evaluating the impact the adoption of FSP APB 14-1 will have on our consolidated financial position and results of operations.

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

On September 16, 2008, the FASB issued final Staff Position (FSP) No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” to address the question of whether instruments granted in share-based payment transactions are participating securities prior to vesting. The FSP determines that unvested share-based payment awards that contain rights to dividend payments should be included in earnings per share calculations. The guidance will be effective for fiscal years beginning after December 15, 2008. We are currently evaluating the requirements of (FSP) No. EITF 03-6-1, as well as the impact of the adoption on our consolidated financial statements.

On October 10, 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.  This FASB Staff Position (FSP) clarifies the application of FASB Statement No. 157, Fair Value Measurements, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. Statement 157 was issued in September 2006, and is effective for financial assets and financial liabilities for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We have adopted SFAS 157-3 and determined that it had no impact as of December 31, 2008, and we will continue to evaluate the impact, if any, of SFAS 157-3 on our financial statements.

A variety of proposed or otherwise potential accounting standards are currently under study by standard setting organizations and various regulatory agencies. Due to the tentative and preliminary nature of those proposed standards, management has not determined whether implementation of such proposed standards would be material to our consolidated financial statements.

Cautionary Note Regarding Forward-Looking Information and Factors That May Affect Future Results

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This Annual Report on Form 10-K and other written and oral statements that we make from time to time contain such forward-looking statements that set out anticipated results based on management’s plans and assumptions regarding future events or performance. We have tried, wherever possible, to identify such statements by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will” and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results of current and anticipated sales efforts, expenses, the outcome of contingencies, such as legal proceedings, and financial results. A list of factors that could cause our actual results of operations and financial condition to differ materially is set forth below, and these factors are discussed in greater detail under Item 1A – “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2008:

•	Continued global economic weakness is expected to reduce demand for our products in each of our segments.
•	Fluctuations in the availability of magnesium and in levels of customer demand.
•	Changes in the prices of magnesium and magnesium-related products.
•	Our ability to implement our business strategy of growing our business through increased magnesium production capacity and acquisitions.
•	Fluctuations in the cost or availability of coke gas and coal.
•	Loss of orders from any of our major customers.
•	The value of the equity securities we accept as compensation is subject to adjustment which could result in losses to us in future periods.
•	Our ability to effectively integrate our acquisitions and to manage our growth and our inability to fully realize any anticipated benefits of acquired business.
•
Our need for additional financing which we may not be able to obtain on acceptable terms, the dilutive effect additional capital raising efforts in future periods may have on our current shareholders and the increased interest expense in future periods related to additional debt financing.

•	Our dependence on certain key personnel.
•	Our ability to establish adequate management, cash, legal and financial controls in the PRC.
•
The lack various legal protections in certain agreements to which we are a party and which are material to our operations which are customarily contained in similar contracts prepared in the United States.

•	Potential impact of PRC regulations on our intercompany loans.
•	Our ability to assure that related party transactions are fair to our company.
•
Yuwei Huang, our executive vice president – magnesium, director and an officer of several of our magnesium subsidiaries is also an owner and executive officer of several companies which directly compete with our magnesium business.

•	Our ability to comply with the United States Foreign Corrupt Practices Act which could subject us to penalties and other adverse consequences.
•	Limits under the Investment Company Act of 1940 on the value of securities we can accept as payment for our business consulting services.
•	Our acquisition efforts in future periods may be dilutive to our then current shareholders.
•	The risks and hazards inherent in the mining industry on the operations of our basic materials segment.
•	The effect of changes resulting from the political and economic policies of the Chinese government on our assets and operations located in the PRC.
•	The impact of Chinese economic reform policies.
•	The influence of the Chinese government over the manner in which our Chinese subsidiaries must conduct our business activities.
•	The impact on future inflation in China on economic activity in China.
•	The impact of any recurrence of severe acute respiratory syndrome, or SAR’s, or another widespread public health problem.
•	The limitation on our ability to receive and use our revenues effectively as a result of restrictions on currency exchange in China.
•	Our ability to enforce our rights due to policies regarding the regulation of foreign investments in China.
•	Recent substantial declines in the market price for shares of our common stock and continued highly volatile and wide market price fluctuations.
•	The impact on our stock price due to sales of our stock by existing shareholders and stock option exercises and sales of those shares of stock.

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

ITEM 7A.	QUANTITIATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to a smaller reporting company.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our financial statements are contained in pages F-1 through F-49, which appear at the end of this annual report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A (T).	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, or CEO, and our Chief Financial Officer, or CFO, to allow timely decisions regarding required disclosure. Management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2008. Based on that evaluation and as described below under “Management’s Report on Internal Control Over Financial Reporting,” we have identified two material weaknesses in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f)). These weaknesses involve the lack of controls over the accounting for cash receipts and disbursement and accounting for related party transactions, some of which are customarily found in China. These weaknesses are described in more detail in the next section. Solely as a result of these material weaknesses, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were not effective as of December 31, 2008.

Our evaluation included business activities which were part of our Company for the entire 2008 period and excluded Baotou Changxin Magnesium and CDI Beijing which were acquired during 2008. In 2008, Baotou Changxin Magnesium and CDI Beijing and represent approximately 5% of our total consolidated revenues and 10% of our total consolidated assets. Baotou Changxin Magnesium incurred a net loss of $1.9 million and CDI Beijing earned net income of $.15 million at December 31, 2008.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that, due to the material weaknesses described below, our internal control over financial reporting was not effective as of December 31, 2008.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements would not be prevented or detected on a timely basis.

The specific material weaknesses identified by our management were as follows:

•
The lack of controls over the accounting for cash receipts and disbursements. Specifically the lack of these controls permitted employees and vendors to be paid in cash. We discovered that some of these transactions took place without sufficient externally prepared documentation or approvals.

•
The lack of controls over the accounting for related party transactions.  Specifically the lack of these controls caused related party sales to be classified as regular sales. These sales totaled $16.8 million in 2008.

Although these material weaknesses did not result in a material misstatement for the period ended December 31, 2008 or any prior periods, they did result in accounting adjustments and a reasonable probability that a material misstatement of income or expenses in our annual or interim financial statements would not have been prevented or timely detected.

Remediation of Material Weakness in Internal Control

We believe the following actions we have taken and are taking will be sufficient to remediate the material weaknesses described above:

•
Internal audit activities and resources have been expanded. We added a position for an internal auditor who will manage an internal audit team that will test and monitor the implementation of our accounting and internal control procedures;

•
We are in the process of completing a review and revision of our existing documentation of our accounting and internal control procedures and policies which will include appropriate controls and procedures for cash management in China and related party transactions;

•
We are in the process of implementing an initiative to ensure the importance of internal controls and compliance with established policies and procedures are fully understood throughout the organization. These initiatives will be managed by our Chief Financial Officer;

•	Our board of directors will adopt a Related Person Transaction Policy to govern our accounting and internal control procedures and policies;
•
We are in the process of evaluating an appropriate financial software system to be implemented both in our U.S. office and in our subsidiaries to standardize the process and access to financial reports on a timely manner; and

•	Provide training to our employees to ensure these procedures are properly performed.

Management believes the actions described above will remediate the material weaknesses we have identified and strengthen our internal control over financial reporting. We expect the material weakness will be remediated prior to December 31, 2009. As we improve our internal control over financial reporting and implement remediation measures, we may supplement or modify the remediation measures described above.

Our management, including our Chief Executive Officer and our Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected.

 Changes in Internal Control

Other than as expressly noted above in this Item 9A, there were no changes in our internal control over financial reporting identified in connection with the evaluation of our controls performed during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this item will be contained in our Proxy Statement relation to the 2008 Annual Meeting of Shareholders to held on May 29, 2009 (the “Proxy Statement”) and is incorporated herein by this reference or in included in Part I under “Executive Officers of the Company.”

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by this item will be contained in our Proxy Statement and is incorporated herein by this reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this item will be contained in our Proxy Statement and is incorporated herein by this reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this item will be contained in our Proxy Statement and is incorporated herein by this reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this item will be contained in our Proxy Statement and is incorporated herein by this reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit No.	Description of Exhibit

2.2
Certificate of Ownership and Merger (incorporated herein by reference to Exhibit 99.1.1 as part of the Company’s Current Report on Form 8-K filed with the Commission on December 83, 1999 (Commission File No. 000-26415)).

3.1
Certificate of Incorporation Incorporated by reference to the Form 10-SB as filed on June 17, 1999 (incorporated herein by reference to Exhibit 3.1 as part of the Company’s Form 10-SB as filed with the Commission on June 17, 1999 (Commission File No. 000-26415)).

3.2	Bylaws (incorporated herein by reference to Exhibit 3.2 filed as a part of the Company’s Form 10-Q filed with the Commission on August 8, 2008 (Commission File No. 001-33694)).
3.3
Certificate of Amendment to the Certificate of Incorporation (incorporated herein by reference to Exhibit 3.3 as part of the Company’s Current Report on Form 8-K filed with the Commission on August 17, 2006 (Commission File No. 000-26415)).

3.4
Certificate of Domestication of China Direct, Inc. (incorporated herein by reference to Exhibit 3.4 as part of the Company’s Current Report on Form 8-K filed with the Commission on June 27, 2007 (Commission File No. 000-26415)).

3.5
Form of Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock (incorporated herein by reference to Exhibit 3.5 as part of the Company’s Current Report on Form 8-K filed with the Commission on February 12, 2008 (Commission File No. 001-33694)).

4.1
Form of common stock purchase warrant (incorporated herein by reference to Exhibit 4.1 as part of the Company’s Current Report on Form 8-K filed with the Commission on February 12, 2008 (Commission File No. 001-33694)).

10.1	+
Employment Agreement dated August 16, 2006 with Dr. Yuejian (James) Wang (incorporated herein by reference to Exhibit 10.9 as part of the Company’s Current Report on Form 8-K filed with the Commission on August 17, 2006 (Commission File No. 000-26415)).

10.2	+
Employment Agreement dated August 16, 2006 with Mr. Marc Siegel (incorporated herein by reference to Exhibit 10.10 as part of the Company’s Current Report on Form 8-K filed with the Commission on August 17, 2006 (Commission File No. 000-26415)).

10.3	+
Employment Agreement dated August 16, 2006 with Mr. David Stein (incorporated herein by reference to Exhibit 10.11 as part of the Company’s Current Report on Form 8-K filed with the Commission on August 17, 2006 (Commission File No. 000-26415)).

10.4	+
Employment Agreement dated August 16, 2006 with Yi (Jenny) Liu (incorporated herein by reference to Exhibit 10.12 as part of the Company’s Current Report on Form 8-K filed with the Commission on August 17, 2006 (Commission File No. 000-26415)).

10.5	+
Evolve One, Inc. Stock Option Plan, as amended (incorporated herein by reference to Exhibit 10.1 as part of the Company’s Form S-8 filed with the Commission on January 11, 2005 (Commission File No. 333-121963)).

10.6	+
2005 Equity Compensation Plan (incorporated herein by reference to Exhibit 99.1 as part of the Company’s Registration Statement on Form S-8 filed with the Commission on June 16, 2005 (Commission File No. 333-125871)).

10.7	+
2006 Equity Compensation Plan (incorporated herein by reference to Exhibit 10.14 as part of the Company’s Current Report on Form 8-K filed with the Commission on August 17, 2006 (Commission File No. 000-26415)).

10.8	+
2006 Stock Compensation Plan (incorporated herein by reference to Exhibit 10.1 as part of the Company’s Registration Statement on Form S-8 filed with the Commission on October 30, 2006 (Commission File No. 333-138297)).

10.12
CDI China, Inc., Jinan Alternative Energy Group Corp. and CDI Wanda New Energy Co., Ltd. Amended Agreement dated as of May 8, 2007 (incorporated herein by reference to Exhibit 10.1 as part of the Company’s Quarterly Report on Form 10-QSB for the period ended March 31, 2007 filed with the Commission on May 9, 2007 (Commission File No. 000-26415)).

10.13
Contract for Sino-Foreign Equity Joint Venture between Asia Magnesium Co., Ltd., Shanxi Senrun Coal Chemistry Co., Ltd. and Taiyuan YiWei Magnesium Industry Co., Ltd. dated December 12, 2006 (incorporated herein by reference to Exhibit 10.1 as part of the Company’s Quarterly Report on Form 10-QSB for the period ended June 30, 2007 filed with the Commission on August 8, 2007 (Commission File No. 000-26415)).

10.14
Asia Magnesium Ownership Transfer Agreement dated July 1, 2007 between Jiang Dong and Capital One Resource Co., Ltd. (incorporated herein by reference to Exhibit 10.2 as part of the Company’s Quarterly Report on Form 10-QSB for the period ended June 30, 2007 filed with the Commission on August 8, 2007 (Commission File No. 000-26415)).

10.15
Shangxi Gu County Golden Magnesium Co., Ltd. Investment Agreement Supplement dated May 30, 2007 among Taiyuan YiWei Magnesium Co., Ltd., Asia Magnesium Co., Ltd. and Shanxi Senrun Coal Chemistry Co. Ltd. (incorporated herein by reference to Exhibit 10.3 as part of the Company’s Quarterly Report on Form 10-QSB for the period ended June 30, 2007 filed with the Commission on August 8, 2007 (Commission File No. 000-26415)).

10.16
Consulting and Management Agreement dated June 27, 2007 between Mr. Aihua Hu and Capital One Resource Co., Ltd. (incorporated herein by reference to Exhibit 10.4 as part of the Company’s Quarterly Report on Form 10-QSB for the period ended June 30, 2007 filed with the Commission on August 8, 2007 (Commission File No. 000-26415)).

10.17
Stock Purchase Agreement dated August 24, 2007 between CDI China, Inc., China Direct, Inc. and Sense Holdings, Inc. (incorporated herein by reference to Exhibit 10.1 as part of the Company’s Current Report on Form 8-K filed with the Commission on August 28, 2007 (Commission File No. 000-26415)).

10.18
Joint Venture Agreement dated September 28, 2007 among Shanxi Jinyang Coal And Coke Group Co., Ltd., Runlian Tian and CDI China, Inc. (incorporated herein by reference to Exhibit 10.1 as part of the Company’s Quarterly Report on Form 10-QSB for the period ended September 30, 2007 filed with the Commission on November 14, 2007 (Commission File No. 000-26415)).

10.19
Securities Purchase Agreement dated February 11, 2008 (incorporated herein by reference to Exhibit 10.19 as part of the Company’s Current Report on Form 8-K filed with the Commission on February 12, 2008 (Commission File No. 001-33694)).

10.20
Registration Rights Agreement dated February 11, 2008 (incorporated herein by reference to Exhibit 10.20 as part of the Company’s Current Report on Form 8-K filed with the Commission on February 12, 2008 (Commission File No. 001-33694)).

10.21	+
Option Agreement dated August 16, 2006 between China Direct, Inc. and David Stein (incorporated herein by reference to Exhibit 10.3 filed as a part of the Company’s Form S-8 filed with the Commission on November 11, 2007 (Commission File No. 333-147603)).

10.22	+
Employment Agreement dated August 7, 2008 between China Direct, Inc. and Dr. Yuejian (James) Wang (incorporated herein by reference to Exhibit 10.22 filed as a part of the Company’s Form 10-Q filed with the Commission on August 8, 2008 (Commission File No. 001-33694)).

10.23	+
Employment Agreement dated August 7, 2008 between China Direct, Inc. and Marc Siegel (incorporated herein by reference to Exhibit 10.23 filed as a part of the Company’s Form 10-Q filed with the Commission on August 8, 2008 (Commission File No. 001-33694)).

10.24	+
Employment Agreement dated August 7, 2008 between China Direct, Inc. and David Stein (incorporated herein by reference to Exhibit 10.24 filed as a part of the Company’s Form 10-Q filed with the Commission on August 8, 2008 (Commission File No. 001-33694)).

10.25	+
Form of Restricted Stock Agreement for Executive Officer awards under the Company’s 2008 Executive Stock Incentive Plan (incorporated herein by reference to Exhibit 10.25 filed as a part of the Company’s Form 10-Q filed with the Commission on August 8, 2008 (Commission File No. 001-33694)).

10.26	+
Form of Restricted Stock Agreement for Non-Executive Officer awards under the Company’s 2008 Non-Executive Stock Incentive Plan (incorporated herein by reference to Exhibit 10.26 filed as a part of the Company’s Form 10-Q filed with the Commission on August 8, 2008 (Commission File No. 001-33694)).

10.27	+
Form of Restricted Stock Agreement for awards to Directors under the Company’s 2008 Non-Executive Stock Incentive Plan (incorporated herein by reference to Exhibit10.27 filed as a part of the Company’s Form 10-Q filed with the Commission on August 8, 2008 (Commission File No. 001-33694)).

10.28
Joint Venture Agreement entered into between CDI Shanghai Management Co., Ltd. and Chi Chen dated September 20, 2008 (incorporated herein by reference to Exhibit 10.28 filed as a part of the Company’s Form 10-Q filed with the Commission on August 8, 2008 (Commission File No. 001-33694)).

10.29	+
Form of November 13, 2008 Amendment to Employment Agreements dated August 7, 2008 between China Direct, Inc. and Dr. Yuejian (James) Wang, Marc Siegel and David Stein (incorporated herein by reference to Exhibit 10.29 filed as a part of the Company’s Current Report on Form 10-Q for the period ended September 30, 2008 filed with the Commission on November 13, 2008 (Commission File No. 001-33694)).

10.30	+
Option Agreement dated August 16, 2006 between China Direct, Inc. and Dr. Yuejian (James) Wang (incorporated herein by reference to Exhibit 10.1 filed as a part of the Company’s Form S-8 filed with the Commission on November 11, 2007 (Commission File No. 333-147603)).

10.31	+
Option Agreement dated August 16, 2006 between China Direct, Inc. and Marc Siegel (incorporated herein by reference to Exhibit 10.2 filed as a part of the Company’s Form S-8 filed with the Commission on November 11, 2007 (Commission File No. 333-147603)).

10.32
Baotou Changxin Magnesium Co., Ltd. Investment Agreement dated February 20, 2008 among CDI China, Inc., Excel Rise Technology Co., Ltd. and Three Harmony (Australia) Pty, Ltd. (incorporated herein by reference to Exhibit 10.1 as part of the Company’s Current Report on Form 8-K filed with the Commission on February 26, 2008 (Commission File No. 001-33694)).

10.33
Baotou Changxin Magnesium Co., Ltd. Articles of Association dated January 31, 2008 (incorporated herein by reference to Exhibit 3.1 as part of the Company’s Current Report on Form 8-K filed with the Commission on February 26, 2008 (Commission File No. 001-33694)).

10.34
Investment Framework Agreement dated as of April 26, 2008 by and between Baotou Xinjin Magnesium Co., Ltd. and CDI China, Inc. (incorporated herein by reference to Exhibit 10.18 as part of the Company’s Current Report on Form 8-K filed with the Commission on May 1, 2008 (Commission File No. 001-33694)).

10.35	+
Independent Board of Directors Compensation Plan (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Commission on June 3, 2008 (Commission File No. 001-33694)).

10.36	+
Compensation Award to Yi (Jenny) Liu on December 3, 2008 (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Commission on December 5, 2008 (Commission File No. 001-33694)).

10.37		Lease Agreement dated August 21, 2007 between 431 Fairway Associates, LLC and China Direct, Inc. *
10.38	+
Consulting Agreement dated January 23, 2006 between China Direct, Inc. and Marc Siegel (incorporated herein by reference to Exhibit 10.1 as part of the Company’s Current Report on Form 8-K filed with the Commission on January 26, 2009 (Commission File No. 001-33694)).

10.39	+
Separation and Severance Agreement dated January 23, 2006 between China Direct, Inc. and Marc Siegel (incorporated herein by reference to Exhibit 10.2 as part of the Company’s Current Report on Form 8-K filed with the Commission on January 26, 2009 (Commission File No. 001-33694)).

10.40
Stock Purchase Agreement dated January 23, 2006 between China Direct, Inc. and Marc Siegel (incorporated herein by reference to Exhibit 10.3 as part of the Company’s Current Report on Form 8-K filed with the Commission on January 26, 2009 (Commission File No. 001-33694)).

10.41
Lock-Up Agreement dated January 23, 2006 between China Direct, Inc. and Marc Siegel (incorporated herein by reference to Exhibit 10.4 as part of the Company’s Current Report on Form 8-K filed with the Commission on January 26, 2009 (Commission File No. 001-33694)).

10.42	+
Compensation Arrangements with I. Andrew Weeraratne (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Commission on January 26, 2009 (Commission File No. 001-33694)).

10.43	+
Compensation Arrangements with Philip Y. Shen, Ph.D. effective January 26, 2009 (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Commission on January 26, 2009 (Commission File No. 001-33694)).

10.44	+
Amendment dated January 23, 2009 to Yuejian (James) Wang, Ph.D.’s Employment Agreement (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Commission on January 26, 2009 (Commission File No. 001-33694)).

10.45
Stock Purchase Agreement dated August 24, 2007 between Sense Holdings, Inc., CDI China, Inc. and China Direct, Inc. (incorporated herein by reference to Exhibit 10.1 as part of the Company’s Current Report on Form 8-K filed with the Commission on August 28, 2007 (Commission File No. 000-26415)).

14.1
Code of Business Conduct and Ethics (incorporated herein by reference to Exhibit 14.1 as part of the Company’s Annual Report on Form 10-K for year ended December 31, 2007 filed with the Commission on March 31, 2008 (Commission File No. 001-33694)).

21.1		Subsidiaries of the registrant.*
23.1		Consent of Sherb & Co., LLP.*
31.1		Section 302 Certificate of Chief Executive Officer. *
31.2		Section 302 Certificate of Chief Financial Officer.*
32.1		Section 906 Certificate of Chief Executive Officer and Chief Financial Officer.*

+	Management contract or compensatory plan or arrangement.
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA DIRECT, INC.

Date: March 31, 2009	By:	/s/ Yuejian (James) Wang
Yuejian (James) Wang, Chief Executive Officer, President and Chairman (Principal Executive Officer)

We, the undersigned directors and officers of China Direct, Inc., hereby severally constitute Yuejian (James) Wang and I. Andrew Weeraratne, and each of them singly, our true and lawful attorneys with full power to them and each of them to sign for us, in our names in the capacities indicated below, any and all amendments to this Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ YUEJIAN (JAMES) WANG	Chief Executive Officer, President and Chairman (Principal Executive Officer)	March 31, 2009
Yuejian (James) Wang

/s/ INDRAJITH ANDREW WEERARATNE	Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2009
INDRAJITH ANDREW WEERARATNE

/s/ YUWEI HUANG	Executive Vice President - Magnesium, Director	March 31, 2009
Yuwei Huang

/s/ DAVID BARNES	Director	March 31, 2009
David Barnes

/s/ GEORGE LEIBOWTIZ	Director	March 31, 2009
George Leibowitz

/s/ SHELDON STEINER	Director	March 31, 2009
Sheldon Steiner

/s/ PHILIP Y. SHEN
Philip Y. Shen, Ph.D	Director	March 31, 2009

CHINA DIRECT, INC. AND SUBSIDIARIES
FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
INDEX TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Directors
China Direct, Inc.

We have audited the accompanying consolidated balance sheets of China Direct, Inc. and its Subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2008 and 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal controls over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China Direct, Inc. and its subsidiaries as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the years ended December 31, 2008 and 2007 in conformity with accounting principles generally accepted in the United States.

SHERB & CO., LLP

/s/ Sherb & Co., LLP

Boca Raton, Florida
March 27, 2009

CHINA DIRECT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
	December 31,
	2008	2007
ASSETS
Current Assets:
Cash and cash equivalents	$14,205,229	$19,024,604
Investment in marketable securities available for sale	7,569,333	7,820,500
Investment in marketable securities available for sale - related party	160,459	1,315,488
Investment in subsidiaries -- cost method	290,864	-
Accounts receivable, net of allowance	9,457,306	10,529,316
Accounts receivable - related parties	1,676,191	2,283,600
Inventories, net	8,559,593	5,270,388
Prepaid expenses and other current assets	8,127,300	13,951,918
Prepaid expenses - related parties	8,007,111	4,150,943
Loans receivable - related parties	1,652,728	-
Due from related parties	35,710	1,287,877
Subsidiaries held for sale	-	3,604,849

Total current assets	59,741,824	69,239,483

Restricted cash	846,197	646,970
Property, plant and equipment, net	43,455,683	17,413,489
Prepaid expenses and other assets	2,744,427	433,075
Property use rights, net	591,277	553,304

Total assets	$107,379,408	$88,286,321

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

Loans payable-short term	$933,735	$1,909,781
Accounts payable and accrued expenses	8,590,010	9,524,411
Accounts payable-related parties	7,516,728	964,114
Notes payable-related party	-	410,167
Advances from customers	1,545,273	6,891,788
Other payables	1,624,370	3,090,790
Income taxes payable	1,039,112	304,977
Due to related parties	978,739	3,137,233
Subsidiaries held for sale	-	2,303,405

Total current liabilities	22,227,967	28,536,666

Loans payable-long term	186,018	166,573

Minority interest	26,940,141	16,957,503

Stockholders' Equity:

Preferred Stock: $.0001 par value, stated value $1,000 per share; 10,000,000 authorized, 1,006 shares
and 0 shares issued and outstanding at December 31, 2008 and 2007, respectively	1,006,250	-
Common Stock: $.0001 par value, 1,000,000,000 authorized, 23,530,642 and 20,982,010
issued and outstanding at December 31, 2008 and 2007, respectively	2,353	2,098
Additional paid-in capital	51,701,293	30,257,644
Deferred compensation	(11,000)	(55,000)
Accumulated comprehensive (loss) income	(11,711,021)	54,688
Retained earnings	17,037,407	12,366,149

Total stockholders’ equity	58,025,282	42,625,579

Total liabilities and stockholders’ equity	$107,379,408	$88,286,321
See notes to audited consolidated financial statements

CHINA DIRECT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
	For the Year Ended
	December 31,
	2008	2007

Revenues	$223,217,359	$163,023,330
Revenues-related parties	16,750,008	4,539,059
Total revenues	239,967,367	167,562,389

Cost of revenues	206,947,930	149,333,739

Gross profit	33,019,437	18,228,650

Operating expenses:
Selling, general, and administrative	12,050,648	4,158,438

Operating income	20,968,789	14,070,212

Other (expense) income:
Other income	468,684	877,485
Interest income	277,378	283,244
Realized (loss) gain on sale of marketable securities	(136,923)	616,045
Realized (loss) on Other Than Temporary Impairment	(4,127,555)	-
Realized gain (loss) on sale subsidiaries	238,670	(41,885)
Total other (expense) income	(3,279,746)	1,734,889

Net Income before income taxes	17,689,043	15,805,101

Income tax (expense)	(267,245)	(727,479)

Income from continuing operations before minority interest	17,421,798	15,077,622

Minority interest	(6,077,810)	(3,698,785)

Discontinued operation, net of tax	54,619	447,714

Net income	$11,398,607	$11,826,551

Deduct dividends on Series A Preferred Stock:

Preferred stock dividend	(1,229,937)	-

Relative fair value of detachable warrants issued	(2,765,946)	-

Preferred stock beneficial conversion feature	(2,451,446)	-

Income applicable to common stockholders	$4,951,278	$11,826,551

Basic and diluted income per common share after deduction in the first quarter of 2008, of noncash deemed dividends attributable to Series A Preferred Stock as described in Note 13

Basic	$0.22	$0.75

Diluted	$0.20	$0.67

Basic weighted average common shares outstanding	22,671,998	15,841,560

Diluted weighted average common shares outstanding	24,565,869	17,605,664

See notes to audited consolidated financial statements

CHINA DIRECT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Deffered Compensation	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total

Balance, December 31, 2006	-	$-	12,868,433	$1,287	$4,927,343	$(226,840)	$532,379	$630,155	$5,864,324

Exercise of options	-	-	3,014,360	302	5,523,598	-	-	-	5,523,900
Exercise of warrants	-	-	4,893,563	489	18,446,769	-	-	-	18,447,258
Fair value of options granted to employees	-	-	-	-	257,804	-	-	-	257,804
Fair value of options received by employees	-	-	-	-	234,550	-	-	-	234,550
Issuance of common stock to key employees	-	-	52,000	5	135,195	-	-	-	135,200
Issuance of common stock in connection with acquisitions	-	-	78,654	7	368,265	-	-	-	368,272
Issuance of common stock for services	-	-	75,000	8	262,492	-	-	-	262,500
Sale of Big Tree subsidiary	-	-	-	-	101,628	-	-	-	101,628
Sale of Wanda subsidiary	-	-	-	-	-	-	(107,357)	(90,557)	(197,914)
Amortization of deferred compensation	-	-	-	-	-	171,840	-	-	171,840
Comprehensive income:
Net income for the year ended December 31, 2007	-	-	-	-	-	-	-	11,826,551	11,826,551
Unrealized (loss) on marketable securities held for sale	-	-	-	-	-	-	(174,212)	-	(174,212)
Unrealized (loss) on marketable securities held for sale related party	-	-	-	-	-	-	(1,510,465)	-	(1,510,465)
Foreign currency translation gain	-	-	-	-	-	-	1,314,343	-	1,314,343
Total Comprehensive Income	-	-	-	-	-	-	-	-	11,456,217

Balance, December 31, 2007	-	-	20,982,010	2,098	30,257,644	(55,000)	54,688	12,366,149	42,625,579

Sale of Series A Preferred Stock	1,006	1,006,250	1,706,250	170	10,539,235	-	-	-	11,545,655
Series A Preferred Stock conversion-make whole dividend	-	-	146,846	15	1,027,907	-	-	(1,027,922)	-
Fair value of detachable warrants related to Februay Offering	-	-	-	-	2,765,946	-	-	(2,765,946)	-
Instrinsic value of beneficial conversion feature related to February Offering	-	-	-	-	2,451,446	-	-	(2,451,446)	-
Dividend declared for the first quarter-related to February Offering	-	-	-	-	-	-	-	(161,545)	(161,545)
Exercise of warrants	-	-	205,000	20	1,324,979	-	-	-	1,324,999
Exercise of options	-	-	510,950	51	1,778,449	-	-	-	1,778,500
Dividends Issued	-	-	2,860	1	20,015	-	-	-	20,016
Dividends Payable	-	-	4,278	1	13,005	-	-	(19,823)	(6,818)
Offering expenses related to warrants	-	-	-	-	(200,000)	-	-	-	(200,000)
Fair value of options granted to employees	-	-	-	-	1,459,745	-	-	-	1,459,745
Fair value of warrants granted	-	-	-	-	103,708	-	-	-	103,708
Stock award to Employees and Board of Director Member	-	-	61,950	6	595,671	-	-	-	595,677
Amortization of deferred compensation	-	-	-	-	-	44,000	-	-	44,000
Stock Repurchase	-	-	(19,919)	(8)	(417,387)	-	-	-	(417,395)
Reverse/Forward Split	-	-	(69,583)	(1)	(19,070)	-	-	-	(19,071)
Reclassification to Minority Interest	-	-	-	-	-	-	-	(300,667)	(300,667)
Comprehensive income:
Net income for the year ended December 31, 2008	-	-	-	-	-	-	-	11,398,607	11,398,607
Unrealized (loss) on marketable securities available for sale	-	-	-	-	-	-	(11,213,394)	-	(11,213,394)
Unrealized (loss) on marketable securities available for sale-related party	-	-	-	-	-	-	(1,155,029)	-	(1,155,029)
Foreign currency translation loss	-	-	-	-	-	-	602,714	-	602,714
Total Comprehensive Income	-	-	-	-	-	-	-	-	(367,102)

Balance, December 31, 2008	1,006	$1,006,250	23,530,642	$2,353	$51,701,293	$(11,000)	$(11,711,021)	$17,037,407	$58,025,282

See notes to audited consolidated financial statements

CHINA DIRECT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
	For the Year Ended
	December 31,
	2008	2007
Cash flows from operating activities:
Net income	$11,398,607	$11,826,551
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	3,711,720	314,097
Allowance for bad debt	161,869	179,845
Stock based compensation	2,203,130	429,644
Realized loss (gain) on investment in marketable securities	134,523	(616,045)
Realized loss on investment in marketable securities-related party	2,400	41,885
Realized gain (loss) on sale subsidiaries	(238,670)	-
Realized loss on investment in marketable securities - Other Than Temporary Impairment	4,127,555	-
Fair value of securities received for services	(15,332,138)	(8,154,079)
Minority interest	6,077,810	3,698,785
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	3,513,266	(10,023,887)
Prepaid expenses - related parties	(3,856,168)	(4,150,943)
Inventories	(3,289,205)	1,455,461
Accounts receivable	910,140	(10,922,512)
Accounts receivable - related parties	607,409	(2,283,600)
Accounts payable and accrued expenses	(934,401)	3,603,551
Accounts payable - related party	6,552,614	(582,766)
Advances from customers	(5,346,515)	4,238,626
Other payables	(1,466,420)	434,009
Deferred income taxes	-	(132,459)
Income taxes payable	734,135	(249,535)
Net cash provided by (used in) continuing activities	9,671,661	(10,893,372)
Net cash provided by (used in) discontinued operations	1,246,825	(807,064)
Net cash provided by (used in) operating activities	10,918,486	(11,700,436)

Cash flows from investing activities:
Cash acquired from acquisitions	-	2,700,963
Decrease (increase) in notes receivable	-	(62,013)
Increase in loans receivable-related parties	(1,652,728)	-
Proceeds from the sale of marketable securities available for sale	511,459	2,094,344
Purchases of property, plant and equipment	(29,753,914)	(5,813,138)
Net cash (used in) provided by investing activities	(30,895,183)	(1,079,844)

Cash flows from financing activities:
Decrease (increase) in restricted cash	(199,227)	(199,257)
Proceeds from loans payable	1,119,753	1,857,891
Payment of loans payable	(3,146,889)	(2,409,419)
Payment of notes payable	(592,007)	-
Payment of notes payable-related party	(410,167)	-
Payment of advances from executive officers	-	(140,893)
Due from related parties	1,273,291	3,301,289
Due to related parties	(2,158,494)	-
Gross proceeds from sale of preferred stock	12,950,000	-
Proceeds from exercise of warrants/options	2,982,376	23,971,158
Cash payment for stock split/forward and stock repurchase	(436,481)	-
Cash dividend payment to preferred stock holders	(141,530)	-
Capital contribution from minority interest owners	3,603,892	-
Offering expenses	(1,504,345)	-
Net cash provided by financing activities	13,340,172	26,380,769

Effects of exchange rate changes on cash	1,817,150	2,393,770
Net (decrease) increase in cash	(4,819,375)	15,994,259
Cash, beginning of year	19,024,604	3,030,345
Cash, end of year	$14,205,229	$19,024,604

Supplemental disclosures of cash flow information:
Cash paid for taxes	$250,059	$929,865
Cash paid for interest	$187,188	$34,751
Dividend payment in stock to preferred stock shareholders	$1,047,937	$-
Non-cash preferred stock deemed dividend	$5,217,392	$-

See notes to audited consolidated financial statements

CHINA DIRECT, INC. AND SUBSIDI ARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Business and Organization

China Direct, Inc., a Florida corporation and its subsidiaries are referred to in this report as the “Company”, “we”, “us”, “our”, or “China Direct”.

We are a U.S. company that manages a portfolio of Chinese entities.  We also provide consulting services to Chinese businesses. We operate in three identifiable segments, Magnesium, Basic Materials and Consulting, in accordance with SFAS No. 131, “Disclosure about segments of an Enterprise and Related Information”. In 2006 we established our Magnesium and Basic Materials segments which have grown through acquisitions of controlling interests of Chinese private companies. We consolidate these acquisitions as either our wholly or majority owned subsidiaries. Through this ownership control, we provide management advice as well as investment capital to expand their businesses. We hold a controlling interest in twelve subsidiaries operating in China, five of which comprise our Magnesium segment and five comprise our Basic Materials segment. As of the date of this report, we have a total of 1,287 full-time employees, the majority of which, 1,269, work in the PRC.

In our largest segment, Magnesium, we operate eight entities which produce, sell and distribute pure magnesium ingots, magnesium powders and magnesium scraps.

In our Basic Materials segment, we operate five entities which sell and distribute a variety of products including (i) industrial grade synthetic chemicals, (ii) steel products (iii) non ferrous metals, and (iv) recycled materials. This segment also includes our zinc mining property which has not commenced operations.

In our Consulting segment, we provide a suite of consulting services to U.S. public companies that operate primarily in China. The consulting fees we charge vary based upon the scope of the services to be rendered.

In 2007 we launched a Clean Technology segment. We discontinued this segment in the third quarter of 2008 when we completed the sale in October 2008 of an 81% interest in CDI Clean Technology and its 51% interest in CDI Wanda and its 52% interest in Yantai CDI Wanda to PE Brothers Corp. for $1,240,000. We plan to maintain the 19% ownership interest in CDI Clean Technology we retained.

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The audited consolidated financial statements include China Direct, Inc. and all its subsidiaries, including those operating outside the United States of America. The audited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for annual financial information and pursuant to the requirements for reporting on Form 10-K. Our year end is December 31. The year ended December 31, 2008 is referred to as “2008”, the year ended December 31, 2007 is referred to as “2007”. Our consolidated statements include the accounts of the Company and its controlled entities, including wholly owned and majority owned subsidiaries. All significant inter-company account balances and transactions have been eliminated.

The information included in these audited consolidated financial statements reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. The consolidated balance sheet information as of December 31, 2007 was derived from the audited consolidated financial statements included in our Annual Report on Form 10-K for 2007. Certain reclassifications have been made to prior year amounts to conform to the current year presentation and to disclose our reclassification of discontinued operations.

In January 2008, CDI Wanda acquired a 52% interest in Yantai CDI Wanda in exchange for $712,329.

CHINA DIRECT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED F INANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007 – Continued

In February 2008, CDI China acquired a 51% interest in Baotou Changxin Magnesium in exchange for $7,084,000, and Excel Rise, a wholly owned subsidiary of Chang Magnesium, acquired a 39% interest in Baotou Changxin Magnesium in exchange for $5,417,000. Accordingly, China Direct holds a 70.9% interest in Baotou Changxin Magnesium.

In February 2008, CDI Shanghai Management invested $347,222 to acquire an 83% interest in CDI Metal Recycling.

In April 2008 CDI China entered into an Investment Framework Agreement to form Baotou Xinjin Magnesium Co., Ltd., as a foreign invested enterprise. Under the terms of the agreement, CDI China invested a total of approximately $7.3 million to obtain a 51% interest. CDI China planned to make this investment over the course of two years, once the business license had been approved, in accordance with PRC law. During the third quarter of 2008, we elected not to pursue this venture, and we have not submitted the business license applications. We did not contribute any capital to Xinjin Magnesium.

In June 2008, CDI Shanghai Management entered into an agreement to form CDI Beijing, a company organized under the laws of the PRC. Under the terms of the Agreement, CDI Shanghai Management acquired a 51% interest in CDI Beijing, in exchange for $3.7 million. As of the date of this report, we have contributed $1.5 million; the remainder of $2.2 million is due on or before September 30, 2009.

During the quarter ended September 30, 2008, we elected to exit the alternative energy and recycling business conducted by CDI Clean Technology Group, Inc. (“CDI Clean Technology”). Included as part of the sale of CDI Clean Technology are: (i) Shandong CDI Wanda New Energy Co., Ltd., a Chinese limited liability company, a 51% majority owned subsidiary of CDI Clean Technology (?癈DI Wanda”) and (ii) Yantai CDI Wanda Renewable Resources Co., Ltd., a Chinese limited liability company, a 52% majority owned subsidiary of CDI Wanda (“Yantai CDI Wanda”). We formed CDI Clean Technology in January 2007. We classified CDI Clean Technology as “Subsidiaries held for sale” in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144. On October 30, 2008, we completed the sale of an 81% interest in our wholly owned subsidiary CDI Clean Technology to PE Brothers Corp. for $1,240,000.

Accordingly, during the quarter ended September 30, 2008, we ceased depreciation of CDI Clean Technology and its subsidiaries and as a result of the held for sale classification, we assessed the estimated fair value of the subsidiary and no impairment charge was recognized. The results of operations from CDI Clean Technology and its subsidiaries are classified as discontinued operations in 2008. Prior period reported results of operations of CDI Clean Technology and its subsidiaries have been reclassified to reflect the assets and liabilities of these subsidiaries as held for sale. As a result of this transaction, we will account for our 19% ownership interest in CDI Clean Technology as an investment using the equity method of accounting.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results when ultimately realized could differ from those estimates. Significant estimates in 2008 and 2007 include the allowance for doubtful accounts of accounts receivable, stock-based compensation, and the useful life of property, plant and equipment.

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, we consider all highly liquid investments with original maturities of three months or less to be cash equivalents. The carrying values of these investments approximate their fair value.

CHINA DIRECT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007 – Continued

Concentration of Credit Risks

Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash and trade accounts receivable. We deposit our cash with high credit quality financial institutions in the United States and China. As of December 31, 2008, bank deposits in the United States exceeded federally insured limits by $130,068. At December 31, 2008, the Company had deposits of $7,564,557 in banks in China. In China, there is no equivalent federal deposit insurance as in United States; as such these amounts held in banks in China are not insured. The Company has not experienced any losses in such bank accounts through December 31, 2008.

At December 31, 2008 and 2007, our bank deposits by geographic area were as follows:

Country	2008		2007
United States	$6,640,672	47%	$9,942,948	52%
China	7,564,557	53%	9,081,656	48%
Total cash and cash equivalents	$14,205,229	100%	$19,024,604	100%

In an effort to mitigate any potential risk, we periodically evaluate the credit quality of the financial institutions at which it holds deposits, both in the United States and China.

Accounts receivable

Accounts receivable are reported at net realizable value. We have established an allowance for doubtful accounts based upon factors pertaining to the credit risks of specific customers, historical trends, age of the receivable and other information. Delinquent accounts are written off when it is determined that the amounts are uncollectible. At December 31, 2008 and December 31, 2007, allowances for doubtful accounts were approximately $500,000 and $300,000, respectively.

Inventories

Inventories, consisting of raw materials and finished goods are stated at the lower of cost or market utilizing the weighted average method. Inventories as of December 31, 2008 and December 31, 2007 totaled $8,559,593 and $5,270,388, respectively. Due to the nature of our business and the short duration of the manufacturing process of our products, there was no work-in-process inventory at December 31, 2008 and December 31, 2007.

Accounts payable-related parties

At December 31, 2008 our consolidated balance sheet reflects accounts payable-related party of $7,516,728 compared to $964,114 in 2007. This item is discussed in further detail in Note-12 Related Party Transactions.

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

CHINA DIRECT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007 – Continued

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

Marketable Securities

Marketable securities held for sale and marketable securities held for sale-related party at December 31, 2008 and December 31, 2007 consists of the following:

Company	2008	%	2007	%

China America Holdings, Inc.	$272,200	4%	$1,828,481	20%
China Logistics Group, Inc.	1,807,357	24%	4,042,500	44%
Dragon International Group Corp.	704,656	9%	1,171,844	13%
China Armco Metals, Inc.	4,045,002	52%	-	0%
Sunwin International Neutraceuticals, Inc.	649,337	8%	-	0%
Other	251,240	3%	2,093,163	23%
Marketable securities held for sale	$7,729,792	100%	$9,135,988	100%

Through our Consulting segment, we receive securities which include preferred stock, common stock and common stock purchase warrants from clients. We classify these securities as investments in marketable securities available for sale or investment in marketable securities available for sale-related party. These securities are stated at their fair value in accordance with SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities ”, and EITF 00-8 “Accounting by a Grantee for an Equity Instrument to be Received in Conjunction with Providing Goods or Services ”. Unrealized gains or losses in investments in marketable securities available for sale are recognized as an element of other comprehensive income on a monthly basis based on fluctuations in the fair value of the security as quoted on an exchange or an inter-dealer quotation system. Realized gains or losses are recognized in the consolidated statements of operations when the securities are liquidated.

Our consulting fees vary based upon the scope of the services to be rendered. Historically, a significant portion of the fees we earned have been paid in the form of our clients’ securities which include preferred stock, common stock and common stock purchase warrants from clients. We categorize securities as investment in marketable securities available for sale and investment in marketable securities available for sale-related party. Some of the securities of China Logistics we own are restricted securities and cannot be readily resold by us absent a registration of those securities under the Securities Act of 1933 (the “Securities Act”) or the availability of an exemption from the registration requirements under the Securities Act.
The securities of one client, Dragon Capital Group Corp. (“Dragon Capital”), accounted for all investment in marketable securities available for sale-related party and totaled $160,459 at December 31, 2008. Dragon Capital is a related party. Mr. Lisheng (Lawrence) Wang, the CEO and Chairman of the Board of Dragon Capital, is the brother of Dr. James Wang, CEO and Chairman of China Direct. These securities were issued by Dragon Capital as compensation for consulting services. Dragon Capital is a non-reporting company whose securities are quoted on the Pink Sheets, and as such, under Federal securities laws, securities of Dragon Capital cannot be readily resold by us, generally, absent a registration of those securities under the Securities Act. Dragon Capital does not intend to register the securities.

Other-than-temporary impairment of securities is evaluated periodically to determine whether a decline in their value is other than temporary. Management utilizes criteria such as the magnitude and duration of the decline, in addition to the reasons underlying the decline, to determine whether the loss in value is other than temporary. The term “other-than-temporary” is not intended to indicate that the decline is permanent. It indicates that the prospects for a near term recovery of value are not necessarily favorable, or that there is a lack of evidence to support fair values equal to, or greater than, the carrying value of the investment. Once a decline in value is determined to be other than temporary, the value of the security is reduced and a corresponding impairment charge to earnings is recognized.

CHINA DIRECT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007 – Continued

In January 2009, the FASB issued FSP EITF 99-20-1 to amend the impairment guidance in EITF Issue No. 99-20 in order to achieve more consistent determination of whether an other-than-temporary impairment (“OTTI”) has occurred. This FSP amended EITF 99-20 to more closely align the OTTI guidance therein to the guidance in Statement No. 115. Retrospective application to a prior interim or annual period is prohibited. The guidance in this FSP was considered in the assessment of OTTI for various securities at December 31, 2008.

All securities (exclusive of preferred stock and common stock purchase warrants) received from our clients as compensation are quoted either on the Over the Counter Bulletin Board or the Pink Sheets. The securities are typically restricted as to resale. Our policy is to liquidate securities received as compensation when market conditions are favorable for sale. As these securities are often restricted, we are unable to liquidate these securities until the restriction is removed. We recognize revenue for common stock based on the fair value at the time common stock is granted and for common stock purchase warrants based on the Black-Scholes valuation model. Unrealized gains or losses on marketable securities available for sale and on marketable securities available for sale-related party are recognized as an element of comprehensive income on a monthly basis based on changes in the fair value of the security as quoted on an exchange or an inter-dealer quotation system. Once liquidated, realized gains or losses on the sale of marketable securities available for sale and marketable securities available for sale-related party are reflected in our net income for the period in which the security was liquidated.

The unrealized loss on marketable securities available for sale, net of the effect of taxes, for the year ended December 31, 2008 and 2007 was $12,365,502 and $1,684,677, respectively. Included in total unrealized loss is our unrealized loss on marketable securities available for sale-related party, net of the effect of taxes, for 2008 and 2007 of $1,291,474 and $1,510,465, respectively.

The realized (loss) gain on investments in marketable securities available for sale for the year ended December 31, 2008 and 2007 was $(4,242,059) and $574,160, respectively. In 2008, our realized loss was mainly comprised of a $4,127,555 impairment loss related to our assessment of OTTI for securities available for sale at December 31, 2008 under the guidance of FSP EITF 99-20-1 and Statement No. 115.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of (i) prepayments to vendors for merchandise that had not yet been shipped, (ii) the fair value of securities received from client companies associated with our Consulting segment assigned to our executive officers and employees as compensation, (iii) value added tax refunds available from the Chinese government, (iv) loans receivable and (v) other receivables.  At December 31, 2008 and 2007 our consolidated balance sheets include prepaid expenses and other current assets of $8,127,300 and $13,951,918, respectively.

Non-current prepaid expenses and other assets consist of (i) the fair value of the securities of our client companies assigned to executive officers and employees as compensation for services to be rendered over the term of the respective consulting agreement which will be amortized beyond the twelve month period, and (ii) other assets acquired in connection with the acquisition of Pan Asia Magnesium. Accordingly, non-current prepaid expenses totaled $2,744,427 and $433,075 at December 31, 2008 and 2007, respectively.

Prepaid Expenses – Related Parties

Prepaid expenses-related parties were $8,007,111 and $4,150,943, at December 31, 2008 and 2007, respectively. This item is discussed in further detail in Note-12 Related Party Transactions.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost and depreciated on a straight line basis over their estimated useful lives of three to forty years. Maintenance and repairs are charged to expense as incurred. Significant renewals and improvements are capitalized.

CHINA DIRECT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007 – Continued

Acquisitions

We account for acquisitions using the purchase method of accounting in accordance with the provisions of SFAS No. 141. In each of our acquisitions for the periods presented, we determined that fair values were equivalent to the acquired historical carrying costs.  Acquisitions to be made after December 15, 2008 will be accounted for under the provisions of SFAS 141R.

Advances from customers and deferred revenues

Advances from customers and deferred revenues represent prepayments to us for merchandise that had not yet been shipped to customers, and the fair value of securities received as compensation which will be amortized over the term of the respective agreements. We will recognize these advances as revenues as customers take delivery of the goods or when the services have been rendered, in compliance with our revenue recognition policy. Advances from customers totaled $1,545,273 and $6,891,788 at December 31, 2008 and 2007 (reclassified to reflect discontinued operation), respectively.

Comprehensive income

We follow Statement of Financial Accounting Standards No. 130 (SFAS 130) “Reporting Comprehensive Income” to recognize the elements of comprehensive income. Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive income for 2008 and 2007 included net income, foreign currency translation adjustments, unrealized gains or losses on marketable securities available for sale, net of income taxes, and unrealized gains or losses on marketable securities available for sale-related party, net of income taxes.

Shipping Costs

Shipping costs are included in selling and general and administrative expenses and totaled $973,911 and $701,290 for the year ended December 31, 2008 and 2007, respectively.

Foreign currency translation

The accompanying consolidated financial statements are presented in United States dollars. The functional currency of our Chinese subsidiaries is the Renminbi, the official currency of the People’s Republic of China, (“RMB”). Capital accounts of the consolidated financial statements are translated into United States dollars from RMB at their historical exchange rates when the capital transactions occurred. Assets and liabilities are translated at the exchange rates as of the balance sheet date. Income and expenditures are translated at the average exchange rates for the year ended December 31 2008 and 2007. A summary of the conversion rates for the periods presented is as follows:

	December 31,
	2008	2007

Year end RMB : U.S. Dollar exchange rate	6.854	7.314
Average year-to-date RMB : U.S. Dollar exchange rate	6.962	7.617

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through PRC authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into United States dollars at the rates applied in the translation.

CHINA DIRECT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007 – Continued

Impairment of long-lived assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, we periodically review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. We recognize an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the estimated fair value and the book value of the underlying asset. We did not record any impairment charges during the years ended December 31, 2008 and 2007, respectively.

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

CHINA DIRECT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007 – Continued

The following table sets forth the computation of basic and diluted earnings per share for 2008 and 2007:

	2008	Per Share	2007	Per Share
Numerator:
Net income	$11,398,606		$11,826,551
Series A preferred stock:
Preferred stock dividend	(1,229,937)		-
Relative fair value of detachable warrants issued	(2,765,946)		-
Preferred stock beneficial conversion feature	(2,451,446)		-

Numerator for basic EPS, Income applicable to common stock holders (A)	4,951,277	$0.22	11,826,551	$0.75
Denominator:
Denominator for basic earnings per share - weighted average number of common shares outstanding	22,671,998		15,841,560
Stock Awards, Options, and Warrants	1,893,871		1,764,104

Denominator for diluted earnings per share - adjusted weighted average outstanding average number of common shares outstanding	24,565,869		17,605,664
Basic and Diluted Income Per Common Share:
Earnings per share - basic	$0.22		$0.75

Earnings per share - diluted	$0.20		$0.67

* The denominator in diluted earnings per share in 2008 does not include 728,134 shares that were assumed to be outstanding prior to conversion under the “if converted” method and 122,240 shares issuable under the unconverted preferred stock as dividends, as such inclusion would be anti-dilutive.

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

Recent Pronouncements

In January 2009, the FASB issued FSP EITF 99-20-1 to amend the impairment guidance in EITF Issue No. 99-20 in order to achieve more consistent determination of whether an other-than-temporary impairment (“OTTI”) has occurred. This FSP amended EITF 99-20 to more closely align the OTTI guidance therein to the guidance in Statement No. 115. Retrospective application to a prior interim or annual period is prohibited. The guidance in this FSP was considered in the assessment of OTTI for various securities at December 31, 2008.

CHINA DIRECT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007 – Continued

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

On September 16, 2008, the FASB issued final FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” to address the question of whether instruments granted in share-based payment transactions are participating securities prior to vesting. The FSP determines that unvested share-based payment awards that contain rights to dividend payments should be included in earnings per share calculations. The guidance will be effective for fiscal years beginning after December 15, 2008. We are currently evaluating the requirements of (FSP) No. EITF 03-6-1, as well as the impact of the adoption on our consolidated financial statements.

On October 10, 2008, the FASB issued SFP No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.  This FASB Staff Position (FSP) clarifies the application of FASB Statement No. 157, Fair Value Measurements, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. Statement 157 was issued in September 2006, and is effective for financial assets and financial liabilities for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We have adopted SFAS 157-3 and determined that it had no impact as of December 31, 2008, and we will continue to evaluate the impact, if any, of SFAS 157-3 on our financial statements.

A variety of proposed or otherwise potential accounting standards are currently under study by standard setting organizations and various regulatory agencies. Due to the tentative and preliminary nature of those proposed standards, management has not determined whether implementation of such proposed standards would be material to our consolidated financial statements.

CHINA DIRECT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007 – Continued

NOTE 3 – NOTES RECEIVABLE

At December 31, 2008 and 2007, notes receivable, included in our accounts receivables, consisted of the following:

	2008	2007
Notes receivable from Shanghai Xinshijie Petrochemical Industrial Co., Ltd.	$-	$27,344
Due on demand. Non-interest bearing.
Notes receivable from Shanghai Weigang Fine Chemical Industrial Co., Ltd.	-	15,444
Due on demand. Non-interest bearing.
Notes receivable from Shanghai GaoDong Chemical Industrial Co., Ltd.	-	6,836
Due on demand. Non-interest bearing.
Notes receivable from Shanghai Xulian Industrial Co., Ltd.	-	4,102
Due on demand. Non-interest bearing.
Notes receivable from Mudanjiang Northeast Chemical Co., Ltd.	-	273,444
Due on demand. Non-interest bearing.
Notes receivable from Xiamen International Trading Co., Ltd.	196,084	683,611
Due on demand. Non-interest bearing.
Bank Guaranteed Notes due from Lang Chemical	123,443	-

Total	319,527	1,010,781

Less: Current Portion	$(319,527)	$(1,010,781)

Notes Receivable, long-term	$-	$-

NOTE 4 – INVENTORIES

At December 31, 2008 and 2007, inventories, consisted of the following:

	2008	2007
Raw materials	$6,081,259	$4,194,190
Finished goods	3,038,956	1,076,198
Inventory Reserve	(560,622)	-
	$8,559,593	$5,270,388

Due to the nature of our business and the short duration of the manufacturing process for our products; there was no work in process inventory at December 31, 2008 and December 31, 2007.

CHINA DIRECT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007 – Continued

NOTE 5 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

At December 31, 2008 and 2007, prepaid expenses and other current assets, consist of the following:

	2008	2007
Prepayments to vendors for merchandise that had not yet been shipped or services that had not been performed	$2,173,989	$10,069,687
Other receivables	2,434,578	3,043,193
Fair value of securities received from client companies associated with our Consulting segment assigned to employees as compensation	524,907	638,961
Loans receivable	2,987,615	-
Other assets acquired in connection with acquisition	2,745,525	138,089
VAT Tax refund available from Chinese government	-	143,784
Other	5,113
Securities deposits	-	351,279
Total	10,871,727	14,384,993
Less: Current Portion	(8,127,300)	(13,951,918)
Prepaid expenses and other assets, non-current	$2,744,427	$433,075

NOTE 6 – OTHER RECEIVABLES

At December 31, 2008 and 2007 other receivables included in prepaid expenses and other assets consisted of the following:

	2008	2007
Advances to suppliers	$1,538,540	$2,317,173
Tax refund	386,073	653,995
Deposits for equipment purchases	411,203	47,579
Other	98,762	24,446
	$2,434,578	$3,043,193

NOTE 7 - PROPERTY, PLANT AND EQUIPMENT

At December 31, 2008 and 2007, property, plant and equipment, consisted of the following:

Description	Useful Life	2008	2007
Building	10-40 years	$7,792,403	$4,904,304
Manufacturing equipment	10 years	12,635,161	7,099,541
Office equipment and furniture	3-5 years	636,621	380,846
Autos and trucks	5 years	334,630	468,761
Construction in progress	N/A	26,277,835	5,069,284

Total		47,676,650	17,922,736

Less: Accumulated Depreciation		(4,220,967)	(509,247)
Property, Plant and Equipment, Net		$43,455,683	$17,413,489

For the years ended December 31, 2008 and 2007, depreciation expense totaled $3,711,720 and $314,097, respectively.

CHINA DIRECT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007 – Continued

NOTE 8 – PROPERTY USE RIGHTS

Property use rights, consisting of mining and property use rights amounted to $591,277 and $553,304 at December 31, 2008 and 2007, respectively.

We acquired property use rights valued at $96,078, in connection with the acquisition of CDI Magnesium in February 2007. The property use rights provide for the use of certain properties located in China until February 12, 2010. We will begin to amortize the value of the property use rights when the magnesium refinery commences operations.

In connection with our acquisition of CDI Jixiang Metal in December 2007, we acquired mining rights to 51 acres located in the Yongshun Kaxi Lake Mining area of China. Acquisition costs for the mining rights as of December 31, 2008 are $495,199. CDI Jixiang Metal is presently in the exploration stage of its business operations and is engaged in the evaluation of mineral deposits or reserves. We have not established a reserve. There is no assurance that commercially viable mineral deposits exist on this property and further exploration will be required before a final evaluation as to the economic feasibility is determined.

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

NOTE 9 – OTHER PAYABLES

At December 31, 2008 and 2007, other payables consisted of the following:

	2008	2007
Refund on advances on purchases	$-	$1,698,765
VAT taxes payable	-	1,390,917
Interest payable	60,000	-
Payable to individuals	565,694	-
Payable to former shareholder	647,508	-
Other	351,168	1,108
	$1,624,370	$3,090,790

CHINA DIRECT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007 – Continued

NOTE 10 – ACQUISITIONS

Acquisition of a 83% interest in CDI Metal Recycling

In March 2008, CDI Shanghai Management formed CDI Metal Recycling as a joint venture entity. CDI Shanghai Management contributed $347,222 to the registered capital of the joint venture, representing an 83% interest.

Acquisition of a 70.9% interest in Baotou Changxin Magnesium

In February 2008, CDI China, entered into an agreement with Excel Rise and Three Harmony (Australia) Party, Ltd. (“Three Harmony”) to form Baotou Changxin Magnesium, a company organized under the laws of the PRC, as a FIE. Prior to September 30, 2008 CDI China contributed  $7,084,000 to the registered capital of this entity, Excel Rise contributed $5,417,000 and Three Harmony contributed $1,389,000, representing a 51%, 39% and 10% interest, respectively. Accordingly, China Direct controls a 70.9% interest in Baotou Changxin Magnesium.

Acquisition of a 51% interest in CDI Beijing

In June 2008, CDI Shanghai Management entered into an agreement to form CDI Beijing, a Chinese limited liability company. Under the terms of the agreement, CDI Shanghai Management acquired a 51% interest in CDI Beijing, which became effective in September 2008 when CDI Beijing received a business license from the Chinese government. Under the terms of the agreement, the initial registered investment amount of CDI Beijing is $7,270,000; $3,570,000 and $3,700,000 to be contributed by Mr. Chen and CDI Shanghai Management, respectively, in installments on or before September 2009. As of the date of this report, we have contributed $1,500,000 with the remainder of $2,200,000 is due on or before September 30, 2009.

CHINA DIRECT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007 – Continued

NOTE 11 – LOANS PAYABLE

Loans payable at December 31, 2008 and 2007 consisted of the following:

	2008	2007
Loan due to NanTong Chemical, a related party, due on demand. Non-interest bearing. This full amount was satisfied in January 2008	$-	$410,167
Loan due to Zhejiang JuNeng Import and Export Co., Ltd. Due on demand. Non-interest bearing.	-	273,444
Secured by Lang Chemical’s restricted cash; which was satisfied in January 2008
Loan due to JiangSu Suopu Group Shanghai Branch. Due on demand. Non-interest bearing. Secured by Lang Chemical’s restricted cash	-	136,722
Loan due to Shanghai WuJin Chemical Co., Ltd. Due on demand. Non-interest bearing. Secured by Lang Chemical’s restricted cash	-	181,841
Loan due to China Commercial Bank, dated July 3, 2007, due in quarterly installments through July 3, 2012. 8.13% annual interest rate. Secured by Lang Chemical’s property	-	216,932
Loan due to Shanxi Xinglong Foundry Co., Ltd. Due on demand. Non-interest bearing.	-	428,624
Loan due to Taiyuan YanKang Industrial Co., Ltd. Due on demand. Non-interest bearing.	-	428,624
Loan due to China Industry Bank., an unrelated party. Due July 2012. 6.06375% annual interest rate	186,018
Commercial Bank due May 2009, related to Lang Chemical, (Lang Chemical deposited Principal amount to guarantee this note)	262,613
Minsheng Bank Due October 2009, interest is LIBOR plus 25%	671,122

Total	1,119,753	2,076,354
Less: Current Portion	(933,735)	(1,909,781)

Loans payable, long-term	$186,018	$166,573

Future minimum loan payments required under the loan agreements as discussed herein are as follows:

Period	Total

Period Ending December 31, 2009	$53,148
Period Ending December 31, 2010	53,148
Period Ending December 31, 2011	53,148
Period Ending December 31, 2012	26,574
Thereafter	—
$186,018

CHINA DIRECT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007 – Continued

NOTE 12 – RELATED PARTY TRANSACTIONS

List of Related Parties

We have specified the following persons and entities as related parties with ending balances as of December 31, 2008 and 2007:

•
Yuwei Huang is executive vice president of our Magnesium segment, a member of the board of directors, chief executive officer and chairman of Chang Magnesium, chairman of Baotou Changxin Magnesium, chairman of YiWei Magnesium, and chief executive officer and vice chairman of Golden Magnesium;

•	Taiyuan YiWei Magnesium Industry Co., Ltd., a company organized under the laws of the PRC (“YiWei Magnesium”), is a minority interest owner in Chang Magnesium;
•	Lifei Huang is the daughter of Yuwei Huang;
•	Huihuan Huang is the sister of Yuwei Huang;
•	Lifei Huang is a registered representative of Pine Capital Enterprises Inc., a company organized under the laws of the Caymen Islands (“Pine Capital”);
•	Lifei Huang is a registered representative of Wheaton Group Corp., a company organized under the laws of Brunei Darussalam (“Wheaton”);
•	Nippon Magnetic Dressing Co., Ltd., a company organized under the laws of the Japan (“Nippon Magnetic”), is a minority interest owner of YiWei Magnesium;
•	Shanxi Senrun Coal Chemistry Co., Ltd., a company organized under the laws of the PRC (“Senrun Coal”), is a minority interest owner in Golden Magnesium;
•	Shanxi Jinyang Coal and Coke Group Co., Ltd., a company organized under the laws of the PRC (“Jinyang Group”), is a minority interest owner of Pan Asia Magnesium;
•	Japan Material Industry Co., Ltd. a company organized under the laws of the PRC, (“Japan Material”), is a minority interest owner of YiWei Magnesium;
•	Runlian Tian is a director of Pan Asia Magnesium;
•	Hiubiao Zhao is the brother of an officer of Pan Asia Magnesium;
•	NanTong Langyuan Chemical Co., Ltd., a company organized under the laws of the PRC (“NanTong Chemical”), is owned by Jingdong Chen and Qian Zhu, the minority interest owners of Lang Chemical;
•	Jingdong Chen, is vice president of our Basic Materials segment and chief executive officer of Lang Chemical;
•	Qian Zhu is chief financial officer of Lang Chemical. Jingdong Chen and Qian Zhu are husband and wife;
•	Zhou Weiyi is the minority interest owner in CDI Metal Recycling;
•	Chen Chi is vice president of our Basic Materials Segment and minority interest owner of CDI Beijing; and
•
Lisheng (Lawrence) Wang is the chief executive officer and chairman of Dragon Capital Group Corp. a Nevada corporation, (“Dragon Capital”) and is the brother of Dr. Wang, CEO and Chairman of China Direct and Xiaowen Zhuang, a key employee.

CHINA DIRECT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007 – Continued

Accounts Receivable – related parties

At December 31, 2008 we reported accounts receivable – related parties of $1,676,191 comprised of the following:

•	$1,628,896 due Baotou Changxin Magnesium from YiWei Magnesium, for inventory provided; and,
•	$47,295 due Golden Magnesium from YiWei Magnesium for inventory provided.

At December 31, 2007 we reported accounts receivable – related parties of $2,283,600 comprised of the following:

•	$1,287,317 due Chang Magnesium from YiWei Magnesium, for product provided;
•	$996,283 due Golden Magnesium from YiWei Magnesium for product provided.

Prepaid Expenses – related parties

At December 31, 2008 we reported prepaid expenses – related parties of $8,007,111 comprised of the following:

•	$5,830,717 prepaid by Chang Magnesium to YiWei Magnesium for future delivery of inventory;
•	$940,699 prepaid by Golden Magnesium to Senrun Coal for future delivery of coke gas for fuel;
•	$520,397 prepaid by Chang Magnesium to Nippon Magnetic to for future delivery of inventory;
•	$389,225 prepaid by Pan Asia Magnesium to Jinyang Group for the future delivery of coke gas.
•	$326,073 prepaid by Golden Magnesium to YiWei Magnesium for future delivery of inventory; and,

At December 31, 2007 we reported prepaid expenses-related parties of $4,150,943 comprised of the following:

•	$1,805,351 prepaid by Chang Magnesium to YiWei Magnesium for future delivery of inventory;
•	$1,382,312 prepaid by Golden Magnesium to YiWei Magnesium for future delivery of inventory; and
•	$963,280 prepaid by Lang Chemical to NanTong Chemical for future delivery of chemical inventory;

Loan Receivable – related parties

At December 31, 2008 we reported loan receivables – related parties of $1,652,728 comprised of the following:

•	$1,608,959 due Lang Chemical from NanTong Chemical for funds advanced for working capital purposes; and,
•	43,769 due CDI Shanghai Management from Dragon Capital for funds advanced for working capital purposes.

At December 31, 2007 we reported loan receivables – related parties of $0.

CHINA DIRECT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007 – Continued

Due from related parties

At December 31, 2008 we reported due from related parties of $35,710 comprised of the following:

•	$21,125 due China Direct from a China Direct employee for the exercise price of exercised options; and,
•	$14,585 due CDI Metal Recycling from Zhou Weiyi, for the contribution of registered capital related to the formation of CDI Metal Recycling.

At December 31, 2007 we reported due from related parties of $1,287,877 comprised of the following:

•	$1,287,877 due Pan Asia Magnesium from a Jinyang Group for working capital purposes.

Accounts Payable – related parties

At December 31, 2008 we reported accounts payable – related party of $7,516,728 comprised of the following:

•	$4,497,180 due from Chang Magnesium to Pine Capital in repayment of an advance from customer for the expected delivery of inventory,
•	$3,019,548 due from Chang Magnesium to Wheaton Group in repayment of an advance form customer for the expected delivery of inventory,

At December 31, 2007 we reported accounts payable–related parties of $964,114 comprised of the following:

•	$604,596 due from Chang Magnesium to YiWei Magnesium for delivered inventory; and
•	$359,518 due from Golden Magnesium to YiWei Magnesium for delivered inventory.

Notes Payable – related parties

At December 31, 2008 we reported notes payable–related party of $0.

At December 31, 2007 we reported notes payable–related party of $410,167 comprised of the following:

•	$410,167 due Nantong Chemical from Lang Chemical for fund advances for working capital purposes.

Due to related parties

At December 31, 2008 we reported due to related parties balance of $978,739 comprised of the following:

•	$832,843 due to Chen Chi, this amount is made of up $729,257 due from Capital One Resource, and $103,586 from CDI Beijing for fund advances for working capital purposes;
•	$145,896 advanced by Huihuan Huang to Chang Magnesium for working capital purposes.

CHINA DIRECT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007 – Continued

At December 31, 2007, our financial statements reflect a due to related parties balance of $3,137,233. This amount is comprised of:

•	$1,993,410 advanced by Japan Material to Chang Magnesium for working capital purposes;
•	$652,921 advanced by YiWei Magnesium to Chang Magnesium and Golden Magnesium for working capital purposes;
•	$287,662 advanced by Ms. Runlian Tian and Mr. Hiubiao Zhao to Pan Asia Magnesium for working capital purposes.
•
$203,240 advanced by CDI Wanda to Mr. Dai Feng, an officer of CDI Wanda. NanTong Chemical is a Chinese limited liability company owned by Jingdong Chen and Qian Zhu, the two minority shareholders of Lang Chemical.

NOTE 13 – STOCKHOLDERS' EQUITY

Preferred Stock

We have 10,000,000 shares of preferred stock, par value $.0001, authorized, of which we designated 12,950 as our Series A Convertible Preferred Stock in February 2008. At December 31, 2008, there were 1,006 shares of Series A Convertible Preferred Stock issued and outstanding. There were no shares of Series A Convertible Preferred Stock issued and outstanding as of December 31, 2007.

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

As of December, 2008, holders of our Series A Preferred Stock have converted 11,944 shares of the 12,950 shares of the Series A Preferred Stock. Each share of Series A Preferred stock was convertible into 142.85 shares of common stock. As a result of the conversion of the Series A Preferred Stock, we have issued 1,706,250 shares of our common stock, 14,624 shares of common stock in payment of the accrued dividends, and 136,500 shares of common stock, the Make-Whole Additional Amount. The 1,850,000 warrants issued to purchasers of the Series A Preferred Stock, exclusive of the 300,000 warrants issued to Roth Capital Partners, LLC (“Roth Capital”) as a fee, were determined to have a fair value of $2.07 per warrant with a total valuation of $3,829,500. Inputs used in making this determination included:

•	Value of $6.83 per share of common stock;
•	Expected volatility factor of 90%;
•	$0 dividend rate on the common stock;
•	Warrant exercise price of $8.00;
•	Estimated time to exercise of 1 year; and
•	Risk free rate of 2.06%.

CHINA DIRECT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007 – Continued

The relative fair value of the warrants of $2,765,946 has been recorded as a dividend.

In addition, under the provisions of EITF 98-5 ‘Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios’ (“EITF 98-5”),  and EITF 00-27  "Application of Issue No. 98-5 to Certain Convertible Instruments’" ("EITF 00-27”), the Series A Preferred Stock issuance carried an embedded beneficial conversion feature at issuance. Accordingly, after first allocating the proceeds received from the Series A Preferred Stock offering to the preferred shares and detachable warrants on a relative fair value basis, we derived an intrinsic value of the conversion feature of $2,451,446. As the Series A Preferred Stock does not have a stated redemption date or finite life, the deemed dividend was recognized immediately as a non-cash charge during 2008. This non-cash one-time preferred stock deemed dividend was calculated as the difference between the average of our common stock price of $6.83 per share and the calculated effective conversion price of the Series A Preferred Stock. The effective conversion price of the Series A Preferred Stock was determined with reference to the relative fair value allocation of proceeds between the Series A Preferred Stock and Warrants issued. The non-cash deemed dividend did not have an effect on net earnings, or cash flows for the year ended December 31, 2008. The estimated fair market value of the Warrants of $2,765,946 has been recorded as additional paid-in capital and a reduction to the recorded amount of the Series A Preferred Stock.

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

Common Stock

China Direct has 1,000,000,000 shares of common stock, par value $.0001, authorized. At December 31, 2008 there were 23,530,642 shares of common stock issued and outstanding and there were 20,982,010 shares of common stock issued and outstanding at December 31, 2007.

For the year ended December 31, 2008 and 2007, amortization of stock based compensation amounted to $2.2 million and $429,644, respectively.

CHINA DIRECT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007 – Continued

During the year ended December 31, 2008, we issued 205,000 shares of common stock in connection with the exercise of common stock purchase warrants. Of the common stock purchase warrants; 75,000 were exercised at $4.00 per share, 30,000 were exercised at $7.50 per share, and 100,000 were exercised at $8.00 per share.

During the year ended December 31, 2008, we issued 510,950 shares of common stock in connection with the exercise of common stock options and warrants with net proceeds of $1,778,500. Of these options, 298,950 shares were exercised at $2.50 per share, 25,000 shares were exercised at $3.00 per share and 187,000 shares were exercised at $5.00 per share.

During the year ended December 31, 2008, we issued 1,706,250 shares of our common stock upon conversion of the Series A Preferred Stock, 7,138 shares of common stock in payment of the accrued dividends, and 136,500 shares of common stock pursuant to the Make-Whole Additional Amount feature of the Series A Preferred Stock.

Stock Repurchase Program

On September 10, 2008, our board of directors authorized a stock repurchase program to repurchase up to $2.5 million of our common stock through March 31, 2009. The stock repurchase program was announced on September 12, 2008. The amount and timing of specific repurchases are subject to market conditions, applicable legal requirements and other factors deemed appropriate by our CEO and President. Repurchases may be in open-market transactions or through privately negotiated transactions, and our board of directors may discontinue the repurchase program at any time. During 2008 we purchased 19,919 shares at an average price of $3.98 per share, these shares were redeemed in September and October 2008.

Reverse Split/Forward Split

On September 10, 2008, our board of directors approved a 1 for 100 shares reverse split of our common stock (the “Reverse Split”) to be immediately followed by a 100 for 1 forward split of our common stock (the “Forward Split”). The Reverse Split/Forward Split was announced on September 19, 2008. Shareholders who held in the aggregate less than one share of common stock following the Reverse Split were not included in the Forward Split. Rather, such shares received a cash payment. During 2008, we purchased 69,583 shares at an average purchase price of $5.13 per share; these shares were redeemed during September 2008.

Stock Option Plans

On August 16, 2006, our board of directors authorized the 2006 Equity Plan (the “2006 Equity Plan”) covering 10,000,000 shares of our common stock, which was approved by a majority of our shareholders on August 16, 2006. At December 31, 2008 2007 there were options outstanding to purchase an aggregate of 365,000 and 390,000 shares, respectively, of common stock outstanding under the 2006 Equity Plan at exercise prices ranging from $2.50 to $7.50 per share.

On October 19, 2006, our board of directors authorized the 2006 Stock Plan (the “2006 Stock Plan”) covering 2,000,000 shares of our common stock. As the 2006 Stock Plan was not approved by our shareholders prior to October 19, 2007, we may no longer award incentive stock options under the 2006 Stock Plan and any incentive stock options previously awarded under the 2006 Stock Plan were converted into non-qualified options upon terms and conditions determined by the board of directors, as nearly as is reasonably practicable in their sole determination, to the terms and conditions of the incentive stock options being so converted. At December 31, 2008 and December 31, 2007, there were options outstanding to purchase an aggregate of 414,590 and 1,615,000 shares, respectively of common stock outstanding under the 2006 Stock Plan at exercise prices ranging from $.01 to $5.00 per share.

CHINA DIRECT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007 – Continued

During 2008, we granted 240,000 options under the 2006 Equity Plan to employees with an exercise price of $5.00 to $7.50 per share, of these options, 221,000 options were canceled during the year ended December 31, 2008. The options were valued on the date of grant using the Black-Scholes option-pricing model, in accordance with SFAS No. 123R using the following weighted-average assumptions: expected dividend yield 0%, risk-free interest rate of 2.51%, volatility of 78% and expected term of 1.31 years.

On April 25, 2008, our board of directors adopted the 2008 Executive Stock Incentive Plan covering 1,000,000 shares of our common stock, which was approved by a majority vote of our shareholders on May 30, 2008. As of December 31, 2008 no awards had been granted under this plan.

On April 25, 2008, our board of directors adopted the 2008 Non-Executive Stock Incentive Plan covering 3,000,000 shares of our common stock, which was approved by a majority vote of our shareholders on May 30, 2008. As of December 31, 2008 we granted 268,648 shares of restricted stock with vesting dates ranging from August 2008 to September 2010 under this plan.

The following table sets forth our stock option activity during the years ended December 31, 2008 and 2007:

	Shares underlying options	Weighted average exercise price
Outstanding at January 1, 2007	9,843,980	$3.27
Granted	111,000	3.92
Exercised	(3,014,360)	1.83
Outstanding at December 31, 2007	6,940,620	8.14
Granted	240,000	6.20
Exercised	(519,400)	3.44
Expired or cancelled	(221,000)	7.50
Exercisable at December 31, 2008	6,440,220	$5.71
Weighted-average exercise price of options granted during 2008		$6.20

CHINA DIRECT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007 – Continued

The weighted average remaining contractual life and weighted average exercise price of options outstanding at December 31, 2008, for selected exercise price ranges, are as follows:

Range of exercise prices	Number of options outstanding	Weighted average remaining contractual life (Years)	Weighted average exercise price	Options Exercisable	Weighted average exercise price of options exercisable

$0.01	1,050,000	1.4	$0.01	1,050,000	$0.01
2.25	400	6.06	2.25	400	2.25
2.5	571,240	3	2.5	579,690	2.5
3	50,000	2	3	50,000	3
5	1,221,000	3	5	1,352,000	5
7.5	1,412,000	4	7.5	1,375,000	7.5
10	1,375,000	5	10	-	-
15	500	1.68	15	500	15
30	760,000	4	30	760,000	30
$56.25	80	6.17	56.25	80	56.25
	6,440,220	3.56	$8.44	5,167,670	$8.00

The weighted average grant date fair value of options granted during 2008 and 2007 was $6.20 per share and $3.92 per share, respectively. The total intrinsic value of stock options exercised during 2008 and 2007 was $2,998,055 and $10,846,281, respectively. The aggregate intrinsic value of the Company’s outstanding and exercisable options at December 31, 2008 and 2007 was $1,512,000 and $20,050,000, respectively.

Common Stock Purchase Warrants

During 2008, we granted 25,000 common stock purchase warrants to consultants, exercisable immediately at an exercise price of $11.00. These warrants were fair valued on the date of grant at $103,707 using the Black-Scholes option-pricing model, in accordance with SFAS No. 123R using the following weighted-average assumptions: expected dividend yield of 0%, risk-free interest rate of 3.0%, volatility factor of 100% and expected term of 3 years. The fair value of these grants was recognized as selling, general and administrative expenses.

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

CHINA DIRECT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007 – Continued

A summary of the status of our outstanding common stock purchase warrants granted as of December 31, 2008 and changes during the period is as follows:

	Shares underlying warrants	Weighted average exercise price
Outstanding at January 1, 2007	7,541,875	$6.89
Granted	-	-
Exercised	(4,893,563)	3.87
Expired or cancelled	-	-
Outstanding at December 31, 2007	2,648,312	8.70
Granted	2,175,000	8.03
Exercised	(205,000)	6.46
Outstanding at December 31, 2008	4,618,312	$8.49
Exercisable at December 31, 2008	4,618,312	$8.49

The following information applies to all warrants outstanding at December 31, 2008.

	Warrants			Warrants
	Outstanding			Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of		Contractual	Exercise		Exercise
Exercise prices	Shares	Life (Years)	Price	Shares	Price

$2.5	50,000	3.17	$2.5	50,000	$2.5
4	473,750	3.04	4.0	473,750	4.0
7.5	60,000	1.64	7.5	60,000	7.5
8	2,050,000	4.37	8.0	2,050,000	8.0
10	1,869,562	2.99	10.0	1,869,562	10.0
11	25,000	2.52	11.0	25,000	11.0
$15	90,000	1.64	15.0	90,000	15.0
	4,618,312	3.56	$8.49	4,618,312	$8.49

NOTE 15 – MARKETABLE SECURITIES

Marketable securities held for sale and marketable securities held for sale-related party are valued at the date received. The fair market values at December 31, 2008 and 2007 are as follows:

		For the Year Ended December 31, 2008
	January 1, 2008	Amount Received/Sold	Cost Basis Adjustment for OTTI	Unrealized (Loss)	December 31, 2008
Investment in marketable securities held for sale	$7,820,500	$15,089,777	$(4,127,550)	$(11,213,394)	$7,569,333
Investment in marketable securities held for sale-related party	1,315,488	-	-	(1,155,029)	160,459
Total Investment in marketable securities held for sale	$9,135,988	$15,089,777	$(4,127,550)	$(12,368,423)	$7,729,792

CHINA DIRECT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007 – Continued

		For the Year Ended December 31, 2007
	January 1, 2007	Amount Received/Sold	Reclassifying from/to trading	Unrealized (Loss)	December 31, 2007
Investment in trading securities	$2,166,603	$-	$(2,166,603)	$-	$-
Investment in trading securities-related party	311,611	(47,611)	(264,000)	-	-
Total Investment in trading securities	$2,478,214	$(47,611)	$(2,430,603)	$-	$-

Investment in marketable securities held for sale	$-	$5,801,837	$2,166,603	$(147,940)	$7,820,500
Investment in marketable securities held for sale-related party	1,325,400	1,571,228	264,000	(1,845,140)	1,315,488
Total Investment in marketable securities held for sale	$1,325,400	$7,373,065	$2,430,603	$(1,993,080)	$9,135,988

NOTE 16 – INCOME TAXES

The Company’s parent and their U.S. subsidiaries are subject to applicable Federal, State and Local tax statues. The Company’s subsidiaries in China are governed by the Income Tax Law of the Peoples Republic of China concerning Foreign Investment Enterprises and Foreign Enterprises and local income tax laws (the “PRC Income Tax Law”). Pursuant to the PRC Income Tax Law, wholly foreign owned enterprises are subject to tax at a statutory rate of 25%. The Company intends to utilize profits earned by our Chinese based subsidiaries in China to expand our PRC based operations.

The components of income (loss) before income tax consist of the following:

	2008	2007
U.S. Operations	$(3,808,000)	$(1,665,000)
China Operations	20,995,671	16,743,000
Discontinued Operations	234,329	-
	$17,422,000	$15,078,000

The provision (benefit) for income taxes is including the discontinued operations component composed of the following:

	2008	2007
Current:
Federal	$(277,759)	$(461,000)
State	-	(60,000)
Chinese Operations	545,006	618,000
Discontinued operations	127,200	-
Deferred:
Federal	-	554,000
State	-	76,000
	$394,447	$727,000

CHINA DIRECT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007 – Continued

The table below summarizes the reconciliation of the Company’s income tax provision including the discontinued operations components computed at the federal statutory rate and the actual tax provision as follows:

	2008	2007
Income tax (benefit) provision at Federal statutory rate	$5,614,000	$5,172,000
State income taxes, net of Federal benefit	577,000	680,000
Unrealized (gains) losses on marketable securities	-	1,105,000
Stock based compensation	-	264,000
US & state tax rate in excess of China tax rate	(898,000)	(1,183,000)
China reduced tax rate zones	(5,706,000)	(5,369,000)
Other	807,000	58,000
Tax provision	$394,000	$727,000

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. There were no effect to the deferred tax assets and liabilities as of December 31, 2008 and 2007.

NOTE 17 – COMMITMENTS

         Acquisition of a 51% interest in CDI Beijing

In June 2008, CDI Shanghai Management entered into an agreement to form CDI Beijing, a Chinese limited liability company. Under the terms of the agreement, CDI Shanghai Management acquired a 51% interest in CDI Beijing, which became effective in September 2008 when CDI Beijing received a business license from the Chinese government. Under the terms of the agreement, the initial registered investment amount of CDI Beijing is $7,270,000; $3,570,000 and $3,700,000 to be contributed by Mr. Chen and CDI Shanghai Management, respectively, in installments on or before September 2009. As of the date of this report, we have contributed $1,500,000 with the remainder of $2,200,000 is due on or before September 30, 2009.
Leases

China Direct entered into an office lease agreement for its corporate offices in Florida at an annual expense of $233,000. The term of the lease is from March 1, 2008 through February 28, 2013.

CDI Shanghai Management entered into an office lease agreement with an annual lease expense of $48,529. The term of the lease is from January 1, 2009 through December 31, 2009.

 CDI Metal Recycling operates from a 14,000 square foot manufacturing and office space located at 1258 Nangang Road, Nanhui District, Shanghai, China. The term of the lease is from January 2008 to December 2017 for a commitment of approximately $17,000 annually.

CDI Beijing leases approximately 1,654 square foot office space located in Beijing, China for an annual expense of approximately $20,500 pursuant to a lease that expires in March 2010. Future minimum rental payments required under the leases as discussed herein are as follows:

Period	Total
Period Ended December 31, 2009	$308,911
Period Ended December 31, 2010	260,382
Period Ended December 31, 2011	240,236
Period Ended December 31, 2012	240,236
Period Ended December 31, 2013	63,695
Thereafter	68,946
$1,182,406

NOTE 18 - SEGMENT INFORMATION

The following information is presented in accordance with SFAS No. 131, “Disclosure about segments of an Enterprise and Related Information”. For the year ended December 31, 2008, we operated in three reportable business segments after giving effect to our decision to exit the clean technology segment during this period as follows:

CHINA DIRECT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007 – Continued

Magnesium segment:

•	Chang Magnesium;
•	Chang Trading;
•	Excel Rise;
•	CDI Magnesium;
•	Asia Magnesium;
•	Golden Magnesium;
•	Pan Asia Magnesium;
•	Baotou Changxin Magnesium; and
•	Capital One Resource. (1)

Basic Materials segment:

•	Lang Chemical;
•	CDI Jingkun Zinc;
•	CDI Jixiang Metal; and
•	CDI Metal Recycling.

Consulting segment:

•	China Direct Investments;
•	CDI Shanghai Management; and
•	Capital One Resource. (1)

(1) Capital One Resource generated revenues in two reporting segments; Magnesium and Consulting.

Our reportable segments are strategic business units that offer different products and services. Each segment is managed and reported separately based on the fundamental differences in their operations. CDI Metal Recycling was formerly in our Clean Technology Segment, which we exited during the quarter in 2008. CDI Metal Recycling is in its start up phase and has no significant operations. Condensed consolidated information with respect to these reportable segments after giving effect to our decision to exit the clean technology segment for the year ended December 31, 2008 and 2007 are as follows:

For the year ended December 31, 2008 and 2007 (Unaudited):

	Magnesium		Basic Materials		Consulting		Consolidated
(Dollars in thousands)	2008	2007	2008	2007	2008	2007	2008	2007
Revenues	$153,021	$98,141	$53,838	$55,310	$16,358	$9,573	$223,217	$163,024
Revenues - related party	16,750	2,778	-	-	-	1,760	16,750	4,538
	169,771	100,919	53,838	55,310	16,358	11,333	239,967	167,562
Interest income (expense)	26	19	(52)	(3)	303	267	227	283
Net (loss) income	4,350	3,891	(145)	89	6,016	7,847	11,399	11,827
Segment assets	$73,670	$53,010	$9,158	$11,802	$24,551	$23,474	$107,379	$88,286

CHINA DIRECT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007 – Continued

NOTE 19 – FOREIGN OPERATIONS

As of December 31, 2008 the majority of our revenues and assets are associated with subsidiaries located in the PRC.

Assets at December 31, 2008 and 2007, reclassified to reflect discontinued operations, as well as revenues for the year ended December 31 2008 and 2007 were as follows:

	For the year ended December 31, 2008
	United States	PRC	Total
Revenues	$16,221,561	$206,995,798	$223,217,359
Revenues – related party	-	16,750,008	16,750,008
	16,221,561	223,745,806	239,967,367
Identifiable assets at December 31, 2008	$47,452,419	$59,962,989	$107,379,408

	For the year ended December 31, 2007
	United States	PRC	Total
Revenues	$9,549,129	$153,474,201	$163,023,330
Revenues – related party	1,760,000	2,779,059	4,539,059
	11,309,129	156,253,260	167,562,389
Identifiable assets at December 31, 2007	$20,565,289	$67,721,032	$88,286,321

NOTE 20 – DISCONTINUED OPERATIONS

During the third quarter of 2008, we elected to exit the alternative energy and recycling business conducted by CDI Clean Technology. We devised a formal plan of disposal of a majority ownership in these subsidiaries. The business of CDI Clean Technology and its subsidiaries comprised substantially all of the business of our Clean Technology segment. We classified the assets and liabilities of CDI Clean Technology and its subsidiaries as “Subsidiaries held for sale” in accordance with the provisions of FASB No. 144.

On September 30, 2008, we ceased depreciating the assets of CDI Clean Technology and its subsidiaries and as a result of the held for sale classification, we assessed the estimated fair value of the subsidiary and no impairment charge was recognized. The results of operations from CDI Clean Technology and its subsidiaries are classified as discontinued operations in 2008 and previously reported results of operations of CDI Clean Technology have been reclassified to reflect this subsidiary as "Discontinued operations, net of tax". On October 30, 2008, we completed the sale of an 81% interest in our wholly owned subsidiary CDI Clean Technology to PE Brothers Corp. for $1,240,000, recorded a gain of $238,670 on the sale during the fourth quarter.  We plan to maintain our 19% ownership interest in CDI Clean Technology and recognize our investment using the cost method.

CHINA DIRECT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007 – Continued

The following table sets forth the components of discontinued operations for 2008 and 2007.

Subsidiaries Held for Sale

	For the year ended December 31,
	2008	2007
Revenues	$918,371	$3,209,364
Cost of revenues	345,274	2,569,416
Gross profit	573,097	639,948
Selling, general, and administrative	338,642	119,127
Operating income	234,455	520,821
Other income (expenses)	(126)	153,767
Net (loss) income before income tax and minority interest	234,329	674,588

Income tax expense	127,232	113,610

Net income (loss) before minority interest	107,097	560,978
Minority Interest in income of subsidiary	52,478	113,264

Discontinued operation's net income	$54,619	$447,714

NOTE 21 – STATUTORY RESERVES

The Company is required to make appropriations to statutory surplus reserve, based on after-tax net income determined in accordance with generally accepted accounting principles of the People’s Republic of China (the “PRC GAAP”). Appropriation to the statutory surplus reserve should be at least 10% of the after tax net income determined in accordance with the PRC GAAP until the reserve is equal to 50% of the entities’ registered capital or members’ equity. For the year ended December 31, 2008 and 2007, statutory reserve activity is as follows and is included in retained earnings:

	Chang	Golden	Pan Asia	Lang	CDI	CDI	CDI Shanghai
	Magnesium	Magnesium	Magnesium	Chemical	Beijing	Jingkun Zinc	Management	Total
Balance -December 2006	-	-	-	-	-	-	-	-
Addition to statutory reserves	-	-	-	-	-	-	-	-
Balance – December 2007	58,000	555	53,329	29,508	-	3,250	69,707	214,349
Addition to statutory reserves	1,082,211	90,517	59,085	-	29,727	-	61,495	1,323,035
Balance – December 2008	1,140,211	91,072	112,414	29,508	29,727	3,250	131,202	1,537,384

CHINA DIRECT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007 – Continued

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

CHINA DIRECT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007 – Continued

NOTE 23 - SUBSEQUENT EVENTS

In January 2009 we did the following;

•	our board of directors authorized the change of our corporate name to China Direct Industries, Inc., subject to shareholder approval;
•
We accepted the resignation of Marc Siegel as President and as a member of our board of directors. Our board of directors authorized the purchase of 1,500,000 shares of our common stock from Marc Siegel, our former President and director, for an aggregate purchase price of $1,650,000. Mr. Siegel abstained from the vote. The purchase was made under our stock repurchase program;

•	Philip Shen, Ph.D. was named as an independent member of the board of directors;
•	Yuwei Huang was appointed executive vice president for the Magnesium segment and as a member of our board of directors; and,
•	Jingdong Chen was appointed vice president for the Basic Materials