Form 10-Q
period 2009-03-31
China Direct, Inc.
filed 2009-05-15
CIK 1088787

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[√]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                 Yes [√] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [  ]No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ √]

Non-accelerated filer	[ ]	Smaller reporting company	[ ]
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [  ] No [√]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  23,540,204 shares of common stock were issued and outstanding as of May 8, 2009.

INDEX OF CERTAIN DEFINED TERMS USED IN THIS REPORT

We operate our company in two primary divisions. Our Management Services division acquires controlling interests of Chinese business entities which we consolidate as either our wholly or majority owned subsidiaries. Our Advisory Services division provides consulting services to Chinese entities seeking access to the U.S. capital markets. The following list reflects our primary business entities and operating segments within our two divisions.

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

Basic Materials Segment

•	“Lang Chemical”, refers to Shanghai Lang Chemical Co., Ltd. a company organized under the laws of the PRC and a 51% owned subsidiary of CDI China;
•	“CDI Jingkun Zinc”, refers to CDI Jingkun Zinc Industry Co., Ltd., a company organized under the laws of the PRC and a 95% owned subsidiary of CDI Shanghai Management;
•	“CDI Jixiang Metal”, refers to CDI Jixiang Metal Co., Ltd., a company organized under the laws of the PRC and a wholly owned subsidiary of CDI China;
•	“CDI Metal Recycling”, refers to Shanghai CDI Metal Recycling Co., Ltd., a company organized under the laws of the PRC and an 83% owned subsidiary of CDI Shanghai Management; and
•	“CDI Beijing” refers to CDI (Beijing) International Trading Co., Ltd., a company organized under the laws of the PRC and a 51% owned subsidiary of CDI Shanghai Management.

Consulting Segment

•	“China Direct Investments”, refers to China Direct Investments, Inc., a Florida corporation, and a wholly owned subsidiary of China Direct;
•	“CDI Shanghai Management”, refers to CDI Shanghai Management Co., Ltd., a company organized under the laws of the PRC and a wholly owned subsidiary of CDI China; and
•	“Capital One Resource”, refers to Capital One Resource Co., Ltd., a Brunei company, and a wholly owned subsidiary of CDI Shanghai Management.

PART 1 - FINANCIAL INFORMATION

Item 1.	Financial Statements.
CHINA DIRECT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2009	2008
ASSETS	Unaudited	Audited
Current Assets:
Cash and cash equivalents	$11,589,372	$14,205,229
Investment in marketable securities available for sale	5,138,731	7,569,333
Investment in marketable securities available for sale - related party	208,691	160,459
Investment in subsidiaries - cost method	290,864	290,864
Accounts receivable, net	3,959,121	9,457,306
Accounts receivable - related parties	4,343,463	1,676,191
Inventories, net	9,659,615	8,559,593
Prepaid expenses and other current assets	5,356,477	8,127,300
Prepaid expenses - related parties	4,619,809	8,007,111
Loans receivable - related parties	1,347,082	1,652,728
Due from related parties	409,329	35,710
Total current assets	46,922,554	59,741,824
Restricted cash	1,808,687	846,197
Property, plant and equipment, net	43,000,157	43,455,683
Prepaid expenses and other assets	2,524,660	2,744,427
Property use rights, net	591,899	591,277

Total assets	$94,847,957	$107,379,408
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Loans payable-short term	2,183,885	933,735
Accounts payable and accrued expenses	5,009,646	8,590,010
Accounts payable-related parties	2,737,380	7,516,728
Advances from customers	404,577	1,545,273
Other payables	2,130,748	1,624,370
Income taxes payable	1,058,559	1,039,112
Due to related parties	2,209	978,739

Total current liabilities	13,527,004	22,227,967

Loans payable-long term	173,834	186,018

Minority interest	27,395,328	26,940,141

Stockholders' Equity:

Preferred Stock: $.0001 par value, stated value $1,000 per share; 10,000,000 authorized, 1,006 shares
and 0 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	1,006,250	1,006,250
Common Stock: $.0001 par value, 1,000,000,000 authorized, 23,203,272 and
23,545,236 issued and outstanding at March 31, 2009 and December 31, 2008, respectively	2,320	2,353
Additional paid-in capital	50,606,583	51,701,293
Deferred compensation	-	(11,000)
Accumulated comprehensive income	(13,411,582)	(11,711,021)
Retained earnings	15,548,220	17,037,407

Total stockholders’ equity	53,751,791	58,025,282

Total liabilities and stockholders’ equity	$94,847,957	$107,379,408
See notes to unaudited consolidated financial statements

CHINA DIRECT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	For the Quarter Ended March 31,
	2009	2008
Revenues	$16,056,677	$58,660,225
Revenues-related parties	4,629,432	733,921
Total revenues	20,686,109	59,394,146

Cost of revenues	19,317,293	49,414,002

Gross profit	1,368,816	9,980,144

Operating expenses:
Selling, general, and administrative	3,099,130	1,610,993

Operating (loss) income	(1,730,314)	8,369,151

Other income (expense):
Other income	71,585	193,618
Interest income	46,114	96,859
Realized loss on sale of marketable securities	(232,711)	(39,461)
Total other (expense) income	(115,012)	251,016

Net (loss) income before income taxes	(1,845,326)	8,620,167

Income tax benefit (expense)	71,579	(323,633)

(Loss) income from continuing operations before minority interest	(1,773,747)	8,296,534

Minority interest	318,216	(3,687,166)

Income from discontinued operation	-	143,508

Net (loss) income	(1,455,531)	4,752,876

Deduct dividends on Series A Preferred Stock:

Preferred stock dividend	(20,235)	(141,530)

Relative fair value of detachable warrants issued	-	(2,765,946)

Preferred stock beneficial conversion feature	-	(2,451,446)

Loss applicable to common stockholders	$(1,475,766)	$(606,046)

Basic and diluted loss per common share after deduction
in the first quarter of 2008 of noncash deemed dividends
attributable to Series A Preferred Stock as described

Basic	$(0.06)	$(0.03)

Diluted	$(0.06)	$(0.03)

Basic weighted average common shares outstanding	23,414,500	21,003,439

Diluted weighted average common shares outstanding	23,414,500	21,003,439

See notes to unaudited consolidated financial statements

CHINA DIRECT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	For the Three Months Ended
	March 31,
	2009	2008
Cash flows from operating activities:
Net (loss) income from continuing operations	$(1,455,531)	$4,609,368
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation	725,071	410,544
Allowance for bad debt	(290,643)	3,999
Stock based compensation	522,671	207,273
Realized loss on investment in marketable securities	232,711	39,461
Fair value of securities received for services	(145,108)	(94,286)
Minority interest	(318,216)	4,384,952
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	2,767,606	(639,308)
Prepaid expenses - related parties	3,387,302	(3,104,661)
Inventories	(1,100,022)	(6,484,792)
Accounts receivable	5,788,829	(4,434,523)
Accounts receivable - related parties	(2,667,272)	1,284,250
Accounts payable and accrued expenses	(3,593,781)	(1,842,356)
Accounts payable - related parties	(4,779,350)	(530,228)
Advances from customers	(1,140,696)	2,022,992
Other payables	506,378	1,925,295
Income taxes payable	19,447	257,562
Net cash provided by (used in) continuing activities	(1,540,604)	(1,984,458)
Net cash provided by discontinued operations	-	750,815
Net cash used in operating activities	(1,540,604)	(1,233,643)

Cash flows from investing activities:
Decrease (increase) in notes receivable	-	167,741
Increase (decrease) in loans receivable	305,646	(2,138,931)
Proceeds from the sale of marketable securities available for sale	292,974	239,579
Purchases of property, plant and equipment	(46,561)	(2,300,528)
Net cash provided by (used in) investing activities	552,059	(4,032,139)

Cash flows from financing activities:
Decrease (increase) in restricted cash	(962,489)	644,160
Proceeds from loans payable	1,250,150	2,082,912
Payment of loans payable	(12,184)	(1,859,423)
Payment of notes payable	-	(592,007)
Payment of notes payable-related party	-	(410,167)
Due from related parties	(373,620)	1,043,185
Due to related parties	(976,530)	(1,653,274)
Gross proceeds from sale of preferred stock	-	12,950,000
Proceeds from exercise of warrants/options	7,791	-
Cash payment for stock repurchase	(1,650,000)	-
Capital contribution from minority interest owners	715,788	-
Offering expenses	-	(1,504,345)
Net cash (used in) provided by financing activities	(2,001,094)	10,701,041

Effects of exchange rate changes on cash	373,782	1,000,269
Net (decrease) increase in cash	(2,615,857)	6,435,528
Cash, beginning of year	14,205,229	20,394,931
Cash, end of period	$11,589,372	$26,830,459

Supplemental disclosures of cash flow information:
Cash paid for taxes	$-	$6,166
Cash paid for interest	$-	$27,156
Dividend payment in stock to preferred stock shareholders	$20,235	$-
Non-cash preferred stock deemed dividend	$-	$5,217,392

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

In our largest segment, Magnesium, we operate five entities which produce, sell and distribute pure magnesium ingots, magnesium powders and magnesium scraps.

In our Basic Materials segment, we operate five entities which sell and distribute a variety of products including (i) industrial grade synthetic chemicals, (ii) steel products, (iii) non ferrous metals, and (iv) recycled materials. This segment also includes our zinc mining property which has not commenced operations.

In our Consulting segment, we provide a suite of consulting services to U.S. public companies that operate primarily in China. The consulting and transactional fees we charge vary based upon the scope of the services to be rendered.

In 2007 we launched a Clean Technology segment. We discontinued this segment in the third quarter of 2008 when we completed the sale in October 2008 of an 81% interest in CDI Clean Technology and its 51% interest in CDI Wanda and its 52% interest in Yantai CDI Wanda to PE Brothers Corp. for $1,240,000, paid in form of a promissory note.  We plan to maintain our 19% ownership interest in CDI Clean Technology we retained. In February, 2009 we have received the first installment payment of approximately $240,000.  See Note 6 - Prepaid Expenses and Other Current Assets.

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Our unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the requirements for reporting on Form 10-Q. Accordingly, they do not include all the information and footnotes required by U.S. generally accepted accounting principles for annual financial statements. However, the information included in these interim financial statements reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full year. The consolidated balance sheet information as of December 31, 2008 was derived from the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008. These interim financial statements should be read in conjunction with our Form 10-K for the year ended December 31, 2008. Certain reclassifications have been made to prior year amounts to conform to the current year presentation and to disclose our reclassification of discontinued operations.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results when ultimately realized could differ from those estimates. Significant estimates include the allowance for doubtful accounts receivable, certain assumptions underlying the calculation of stock-based compensation, investments in marketable securities available for sale, assets and liabilities held for sale and the useful life of property, plant and equipment.

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, we consider all highly liquid investments with original maturities of three months or less to be cash equivalents. The carrying values of these investments approximate their fair value.

Concentration of Credit Risks

Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash and trade accounts receivable. We deposit our cash with high credit quality financial institutions in the United States and China. As of March 31, 2009, bank deposits in the United States exceeded federally insured limits by $130,068. At March 31, 2009, we had deposits of $6,972,516 in banks in China. In China, there is no equivalent federal deposit insurance as in the United States, so the amounts held in banks in China are not insured. We have not experienced any losses in such bank accounts through March 31, 2009.

At March 31, 2009 and December 31, 2008, bank deposits, (reclassified to reflect discontinued operations), by geographic area were as follows:

Country	March 31, 2009		December 31, 2008
United States	$4,616,856	40%	$6,640,672	47%
China	6,972,516	60%	7,564,557	53%
Total cash and cash equivalents	$11,589,372	100%	$14,205,229	100%

In an effort to mitigate any potential risk, we periodically evaluate the credit quality of the financial institutions at which we hold deposits, both in the United States and China.

Accounts Receivable

Accounts receivable are reported at net realizable value. We have established an allowance for doubtful accounts based upon factors pertaining to the credit risks of specific customers, historical trends, age of the receivable and other information. Delinquent accounts are written off when it is determined that the amounts are uncollectible. At March 31, 2009 and December 31, 2008, allowances for doubtful accounts were approximately $85,000 and $500,000, respectively.

Inventories

Inventories, consisting of raw materials and finished goods, are stated at the lower of cost or market utilizing the weighted average method. Inventories as of March 31, 2009 and December 31, 2008 were $9,659,615 and $8,559,593, respectively. Due to the nature of our business and the short duration of the manufacturing process of our products, there was no work-in-process inventory at March 31, 2009 and December 31, 2008.

Accounts Payable-Related Parties

At March 31, 2009 our consolidated balance sheet reflects accounts payable-related party of $2,737,380. At December 31, 2008, our consolidated balance sheet reflects accounts payable-related party of $7,516,728, comprised of $4,497,180 and $3,019,548 due Chang Magnesium in repayment of customer advances by Pine Capital and Wheaton Group, respectively.

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

Marketable Securities

Marketable securities held for sale and marketable securities held for sale-related party at March 31, 2009 and December 31, 2008 consists of the following:

Company	March 31, 2009		December 31, 2008
		%		%
China America Holdings, Inc.	$360,557	7%	$272,200	4%
China Logistics Group, Inc.	760,999	14%	1,807,357	23%
Dragon International Group Corp.	804,552	15%	704,656	9%
China Armco Metals, Inc.	2,995,971	56%	4,045,002	52%
Sunwin International Neutraceuticals, Inc.	214,572	4%	649,337	8%
Other	210,771	4%	251,240	3%
Marketable securities held for sale	$5,347,422	100%	$7,729,792	100%

Through our Consulting segment, we receive securities which include preferred stock, common stock and common stock purchase warrants from clients. We classify these securities as investments in marketable securities available for sale or investment in marketable securities available for sale-related party. These securities are stated at their fair value in accordance with SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities ”, and EITF 00-8 Accounting by a Grantee for an Equity Instrument to be Received in Conjunction with Providing Goods or Services”. Unrealized gains or losses in investments in marketable securities available for sale are recognized as an element of other comprehensive income on a monthly basis based on fluctuations in the fair value of the security as quoted on an exchange or an inter-dealer quotation system. Realized gains or losses are recognized in the consolidated statements of operations when the securities are liquidated.

Our consulting fees vary based upon the scope of the services to be rendered. Historically, a significant portion of the fees we earned have been paid in the form of our clients’ securities which include preferred stock, common stock and common stock purchase warrants. We categorize securities as investment in marketable securities available for sale and investment in marketable securities available for sale-related party. Some of the securities of China Logistics we own are restricted securities and cannot be readily resold by us absent a registration of those securities under the Securities Act of 1933 (the “Securities Act”) or the availability of an exemption from the registration requirements under the Securities Act.

The securities of one client, Dragon Capital Group Corp. (“Dragon Capital”), accounted for all of the investment in marketable securities available for sale-related party and totaled $160,459 at December 31, 2008. Dragon Capital is a related party. Mr. Lisheng (Lawrence) Wang, the CEO and Chairman of the Board of Dragon Capital, is the brother of Dr. James Wang, CEO and Chairman of China Direct. These securities were issued by Dragon Capital as compensation for consulting services. Dragon Capital is a non-reporting company whose securities are quoted on the Pink Sheets, and as such, under Federal securities laws, securities of Dragon Capital cannot be readily resold by us, generally, absent a registration of those securities under the Securities Act. Dragon Capital does not intend to register the securities.

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

In January 2009, the FASB issued FSP EITF 99-20-1 to amend the impairment guidance in EITF Issue No. 99-20 in order to achieve more consistent determination of whether other-than-temporary impairment (“OTTI”) has occurred. This FSP amended EITF 99-20 to more closely align the OTTI guidanceto the guidance in Statement No. 115. Retrospective application to a prior interim or annual period is prohibited. The guidance in this FSP was considered in the assessment of OTTI for various securities at March 31, 2009.

All securities (exclusive of preferred stock and common stock purchase warrants) received from our clients as compensation are quoted either on the Over-the-Counter Bulletin Board or the Pink Sheets. The securities are typically restricted as to resale. Our policy is to liquidate securities received as compensation when market conditions are favorable for sale. As these securities are often restricted, we are unable to liquidate these securities until the restriction is removed. We recognize revenue for common stock based on the fair value at the time common stock is granted and for common stock purchase warrants based on the Black-Scholes valuation model. Unrealized gains or losses on marketable securities available for sale and on marketable securities available for sale-related party are recognized as an element of comprehensive income on a monthly basis based on changes in the fair value of the security as quoted on an exchange or an inter-dealer quotation system. Once liquidated, realized gains or losses on the sale of marketable securities available for sale and marketable securities available for sale-related party are reflected in our net income for the period in which the security was liquidated.

The unrealized loss on marketable securities available for sale, net of the effect of taxes, for the first quarter of 2009 and 2008 was $14,382,854 and $1,590,347, respectively. The realized loss on investments in marketable securities available for sale for the first quarter of 2009 and 2008 was $232,711 and $39,461, respectively.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of (i) prepayments to vendors for merchandise that had not yet been shipped, (ii) the fair value of securities received from client companies associated with our Consulting segment assigned to our executive officers and employees as compensation, (iii) value added tax refunds available from the Chinese government, (iv) loans receivable and (v) other receivables.  At March 31, 2009 and December 31, 2008, our consolidated balance sheets include prepaid expenses and other current assets of $5,356,477 and $8,127,300, respectively.

Prepaid expenses-related parties were $4,619,809 and $8,007,111 at March 31, 2009 and December 31, 2008, respectively. This item is discussed in further detail in Note 10, Related Party Transactions.

Non-current prepaid expenses and other assets consist of (i) the fair value of the securities of our client companies assigned to executive officers and employees as compensation for services to be rendered over the term of the respective consulting agreement which will be amortized beyond the twelve month period, and (ii) other assets acquired in connection with the acquisition of Pan Asia Magnesium.  This item is discussed in further detail in Note 6- Prepaid Expenses and other current assets.  Accordingly, non-current prepaid expenses totaled $2,024,660 and $2,744,427 at March 31, 2009 and December 31, 2008, respectively.

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

Advances from Customers and Deferred Revenues

Advances from customers represent (i) prepayments to us for merchandise that had not yet been shipped to customers, and (ii) the fair value of securities received as compensation which will be amortized over the term of the respective consulting agreement. We will recognize these advances as revenues as customers take delivery of the goods or when the services have been rendered, in compliance with our revenue recognition policy. Advances from customers totaled $404,577 and $1,545,273 at March 31, 2009 and December 31, 2008 (reclassified to reflect discontinued operation), respectively.

Comprehensive Income

We follow Statement of Financial Accounting Standards No. 130 (SFAS 130) “Reporting Comprehensive Income” to recognize the elements of comprehensive income. Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive income for the first quarter of 2009 and 2008 included net income, foreign currency translation adjustments, unrealized gains or losses on marketable securities available for sale, net of income taxes, and unrealized gains or losses on marketable securities available for sale-related party, net of income taxes.

Foreign Currency Translation

The accompanying consolidated financial statements are presented in United States dollars. The functional currency of our Chinese subsidiaries is the Renminbi, the official currency of the People’s Republic of China, (“RMB”). Capital accounts of the consolidated financial statements are translated into United States dollars from RMB at their historical exchange rates when the capital transactions occurred. Assets and liabilities are translated at the exchange rates as of the balance sheet date. Income and expenditures are translated at the average exchange rates for the first quarter of 2009 and 2008. A summary of the conversion rates for the periods presented is as follows:

	March 31,
	2009	2008
Quarter end RMB : U.S. Dollar exchange rate	6.8456	7.0222
Average year-to-date RMB : U.S. Dollar exchange rate	6.8466	7.1757

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through PRC authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into United States dollars at the rates applied in the translation.

Impairment of Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, we periodically review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. We recognize an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the estimated fair value and the book value of the underlying asset. We did not record any impairment charges during first quarter of 2009 and 2008.

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

Stock-based Compensation

We account for the grant of stock options and restricted stock awards in accordance with SFAS 123R, “Share-Based Payment, an Amendment of FASB Statement No. 123” (“SFAS 123R”). SFAS 123R requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity based compensation.

Recent Pronouncements

In April 2009, the FASB issued three final Staff Positions “FSPs” intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities. FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, provides guidelines for making fair value measurements more consistent with the principles presented in FASB Statement No. 157, Fair Value Measurements. FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, enhances consistency in financial reporting by increasing the frequency of fair value disclosures. FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities. We are currently evaluating the requirements of these FSPs, as well as the impact of the adoption on our consolidated financial statements, if any.

In January 2009, the FASB issued FSP EITF 99-20-1 to amend the impairment guidance in EITF Issue No. 99-20 in order to achieve more consistent determination of whether an other-than-temporary impairment (“OTTI”) has occurred. This FSP amended EITF 99-20 to more closely align the OTTI guidance therein to the guidance in Statement No. 115. Retrospective application to a prior interim or annual period is prohibited. The guidance in this FSP was considered in the assessment of OTTI for various securities at March 31, 2009.

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities ” (“SFAS 161”). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We have evaluated the requirements of SFAS 161 and it had no impact on the preparation of our consolidated financial statements as of March 31, 2009.

In May 2008, the FASB issued FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)(“FSP APB 14-1) . FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14,  Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants . Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We will adopt FSP APB 14-1 beginning in the first quarter of fiscal 2009, and this standard must be applied on a retrospective basis. We have evaluated the requirements of APB 14-1 and it had no impact on the preparation of our consolidated financial statements as of March 31, 2009.

In May 2008, the FASB SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. This standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principles in the United States for non-governmental entities. SFAS No. 162 is effective 60 days following approval by the U.S. Securities and Exchange Commission  of the Public Company Accounting Oversight Board’s amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles . We do not expect SFAS No. 162 to have a material impact on the preparation of our consolidated financial statements.

On September 16, 2008, the FASB issued final FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities ,??to address the question of whether instruments granted in share-based payment transactions are participating securities prior to vesting. The FSP determines that unvested share-based payment awards that contain rights to dividend payments should be included in earnings per share calculations. The guidance will be effective for fiscal years beginning after December 15, 2008. We have evaluated the requirements of EITF 03-6-1 and it had no impact on the preparation of our consolidated financial statements as of March 31, 2009.

On October 10, 2008, the FASB issued SFP No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.  This FSPclarifies the application of FASB Statement No. 157, Fair Value Measurements, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FASB Statement No. 157 was issued in September 2006, and is effective for financial assets and financial liabilities for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We have adopted SFAS 157-3 and determined that it had no impact as of March 31, 2009, and we will continue to evaluate the impact, if any, of SFAS 157-3 on our financial statements.

A variety of proposed or otherwise potential accounting standards are currently under study by standard setting organizations and various regulatory agencies. Due to the tentative and preliminary nature of those proposed standards, management has not determined whether implementation of such proposed standards would be material to our consolidated financial statements.

NOTE 3 - EARNINGS PER SHARE

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

For the Three Months Ended March 31,
	2009	Per Share	2008	Per Share
Numerator:
Net (loss) income	$(1,455,531)		$4,752,876
Series A preferred stock:
Preferred stock dividend	(20,235)		(141,530)
Relative fair value of detachable warrants issued	-		(2,765,946)
Preferred stock beneficial conversion feature	-		(2,451,446)

Numerator for basic EPS, loss applicable to common stock holders	$(1,475,766)	$(0.06)	$(606,046)	$(0.03)
Denominator:
Denominator for basic earnings per share - weighted average number of common shares outstanding	23,414,500		21,003,439
Stock Awards, Options, and Warrants	-		-

Denominator for diluted earnings per share - adjusted weighted average outstanding average number of common shares outstanding*	23,414,500		21,003,439
Basic and Diluted loss Per Common Share:
Earnings per share - basic	$(0.06)		$(0.03)

Earnings per share - diluted	$(0.06)		$(0.03)

* The denominator in diluted earnings per share in 2009 and 2008 does not include shares that were assumed to be outstanding prior to conversion under the “if converted” method, 122,240 shares issuable under the unconverted preferred stock as dividends, and 352,638 of non-vested restricted shares and stock options, as such inclusion would be anti-dilutive.

EITF Issue No. 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128 ” (EITF 03-6) requires companies with participating securities to calculate earnings per share using the two-class method. Our shares of Series A Convertible Preferred Stock are considered to be participating securities as these securities are entitled to dividends declared on our common stock; therefore, EITF 03-6 requires the allocation of a portion of undistributed earnings to the Series A Convertible Preferred Stock in the calculation of basic earnings per share.

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

Our other comprehensive income consists of currency translation adjustments, unrealized loss on marketable securities available for sale, net of taxes and unrealized loss on marketable securities available for sale-related party, net of taxes. The following table sets forth the computation of comprehensive income for the first quarter of 2009 and 2008, respectively:

	For the Three Months Ended March 31,
	2009	2008
Comprehensive Income
Net (loss) income	$(1,455,531)	$4,752,876
Other Comprehensive Income (Loss)
Foreign currency translation gain	316,792	1,797,699
Unrealized loss on marketable securities held for sale, net of income taxes	(2,065,585)	(1,128,124)
Unrealized gain (loss) on marketable securities held for sale-related parties, net of income taxes	48,232	(462,223)

Total Comprehensive (loss) Income	$(3,156,092)	$4,960,228

NOTE 5 - INVENTORIES

Inventories March 31, 2009 and December 31, 2008consisted of the following:

	March 31, 2009	December 31, 2008
Raw materials	$4,858,930	$6,081,259
Finished goods	4,800,685	3,038,956
Inventory Reserve	-	(560,622)
	$9,659,615	$8,559,593

Due to the nature of our business and the short duration of the manufacturing process for our products, there is no work in progress inventory at March 31, 2009 and December 31, 2008.

NOTE 6 - PREPAID EXPENSES AND OTHER CURRENT ASSETS

At March 31, 2009 and December 31, 2008, prepaid expenses and other current assets, (reclassified to reflect discontinued operations), consist of the following:

Description	March 31, 2009	December 31, 2008
Prepayments to vendors for unshipped merchandise or services that had not been performed	$2,245,141	$2,173,989
Other receivables	1,191,998	2,434,578
Fair value of securities received from client companies associated with our Consulting segment assigned to employees as compensation	-	524,907
Loans receivable	2,422,555	2,987,615
Other assets acquired in connection with acquisition, net	2,006,853	2,745,525
Other	14,590	5,114

Total	7,881,137	10,871,727
Less: Current Portion	(5,356,477)	(8,127,300)
Prepaid expenses and other assets, non-current	$2,524,660	$2,744,427

Loans receivable includes a promissory note in the original principal amount of $1,240,000 we received in connection with the sale of our 81% interest in CDI Clean Technology Group, Inc. (“CDI Clean Technology”) to PE Brothers Corp. (“PE Brothers”). Yang Li who is the president of CDI Wanda is also the president of PE Brothers.  This note bears interest at the rate of 1% per annum and the principal payments are due as follows: $240,000 on December 31, 2008, $500,000 on December 31, 2009 and $500,000 on June 30, 2010. We received the $240,000 principal payment as scheduled.

      In accordance with FAS 141 we have reallocated a portion of our purchase price to our acquisition of a 51% interest in Pan Asia Magnesium, which we acquired on September 29, 2007. During the fourth quarter in 2008, we reallocated $2,229,837, (net of accumulated amortization of $445,967) worth of fixed assets acquired in the transaction to other assets. The value of the reallocation represents the intangible value of a coke gas supply agreement amongst Pan Asia Magnesium and Shanxi Jinyang Coal and Coke Group Co., Ltd., (“Jinyang Group”) a minority shareholder of Pan Asia Magnesium. In September 2007 Jinyang Group and CDI China entered into Joint Venture Investment Supplementary Agreement (“Pan Asia JV Agreement”) establishing Pan Asia Magnesium as a foreign invested entity. Under the terms of the Pan Asia JV Agreement Jinyang Group has a commitment to provide coke gas to Pan Asia Magnesium at a fixed price until July, 2011; thereafter the price of the coke gas should be at a discount to prevailing market prices. Pan Asia Magnesium utilizes coke gas as fuel to operate its magnesium production facility. The relationship with Jinyang Group affords Pan Asia Magnesium with a stable supply of energy at advantageous prices, given the rising cost of fuel. The value of the reallocation, $2,229,837 represents the intangible value of this coke gas supply commitment. At March 31, 2009 and December 31, 2008, the intangible value, net of accumulated amortization was $2,006,853 and $2,229,837, respectively.

NOTE 7 - PROPERTY, PLANT AND EQUIPMENT

At March 31, 2009 and December 31, 2008, property, plant and equipment, (reclassified to reflect discontinued operations), consisted of the following:

Description	Useful Life	March 31, 2009	December 31, 2008

Building	10-40 years	$7,944,041	$7,792,403
Manufacturing equipment	10 years	12,965,286	12,635,161
Office equipment and furniture	3-5 years	656,178	636,621
Autos and trucks	5 years	396,674	334,630
Construction in progress	N/A	25,761,032	26,277,835

Total		47,723,211	47,676,650

Less: Accumulated Depreciation		(4,723,054)	(4,220,967)
Property, Plant and Equipment, Net		$43,000,157	$43,455,683

For the first quarter in 2009 and 2008 depreciation expense totaled $725,071 and $426,320, respectively.

NOTE 8 - PROPERTY USE RIGHTS

Property use rights, consisting of mining and property use rights amounted to $591,899 and $591,277 at March 31, 2009 and December 31, 2008, respectively.

CDI Magnesium holds property use rights valued at $96,078 for the use of magnesium alloy manufacturing equipment located in a magnesium alloy facility in China which is owned by Shangxi Jinyang Coal and Coke Group Co., Ltd. We will begin to amortize the value of the property use rights over the useful life of equipment when the magnesium refinery commences operations.

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

NOTE 9 - LOANS PAYABLE

Loans payable at March 31, 2009 and December 31, 2008 consisted of the following:

Description	March 31, 2009	December 31, 2008

Loan due to China Industry Bank., an unrelated party. Due July 2012. 6.06375% annual interest rate	$173,834	$186,018
Commerical Bank due May 2009, related to Lang Chemica, (Lang Chemical deposited Principal amount to guarantee this note)	1,219,762	262,613
Mingsheng Bank Due October 2009, interest is LIBOR plus 25%	673,618	671,122
Shanghai Bank Due January 2010, interest is 5.84%	290,505	-
Total	2,357,719	1,119,753
Less: Current Portion	(2,183,885)	(933,735)

Loans payable, long-term	$173,834	$186,018

NOTE 10 - RELATED PARTY TRANSACTIONS

We have specified the following persons and entities as related parties with ending balances as of March 31, 2009 and December 31, 2008:

List of Related Parties

•
Yuwei Huang is executive vice president of our Magnesium segment, a member of the board of directors, chief executive officer and chairman of Chang Magnesium, chairman of Baotou Changxin Magnesium, chairman of YiWei Magnesium, and chief executive officer and vice chairman of Golden Magnesium;

•	Taiyuan YiWei Magnesium Industry Co., Ltd., a company organized under the laws of the PRC (“YiWei Magnesium”), is a minority interest owner in Chang Magnesium;
•	Lifei Huang is the daughter of Yuwei Huang;
•	Huihuan Huang is the sister of Yuwei Huang;
•	Lifei Huang is a registered representative of Pine Capital Enterprises Inc., a company organized under the laws of the Cayman Islands (“Pine Capital”);
•	Lifei Huang is a registered representative of Wheaton Group Corp., a company organized under the laws of Brunei Darussalam (“Wheaton”);
•	Nippon Magnetic Dressing Co., Ltd., a company organized under the laws of the Japan (“Nippon Magnetic”), is a minority interest owner of YiWei Magnesium;
•	LuCheng Haixu Magnesium Co., Ltd., a company organized under the laws of the PRC (“Haixu Magnesium”), is legally represented by an officer of Chang Magnesium;
•	LingShi County Yihong Magnesium Co., Ltd., a company organized under the laws of the PRC (“Yihong Magnesium”), is legally represented by an officer of Chang Magnesium;
•	Shanxi Senrun Coal Chemistry Co., Ltd., a company organized under the laws of the PRC (“Senrun Coal”), is a minority interest owner in Golden Magnesium;
•	Shanxi Jinyang Coal and Coke Group Co., Ltd., a company organized under the laws of the PRC (“Jinyang Group”), is a minority interest owner of Pan Asia Magnesium;
•	Japan Material Industry Co., Ltd., a company organized under the laws of the PRC, (“Japan Material”), is a minority interest owner of YiWei Magnesium;
•	Runlian Tian is a director of Pan Asia Magnesium;
•	Hiubiao Zhao is the brother of an officer of Pan Asia Magnesium;
•	NanTong Langyuan Chemical Co., Ltd., a company organized under the laws of the PRC (“NanTong Chemical”), is jointly owned by Jingdong Chen and Qian Zhu, the minority interest owners of Lang Chemical;
•	Jingdong Chen, is vice president of our Basic Materials segment and chief executive officer of Lang Chemical;
•	Qian Zhu is chief financial officer of Lang Chemical. Jingdong Chen and Qian Zhu are husband and wife;
•	Zhou Weiyi is the minority interest owner in CDI Metal Recycling;
•	Chen Chi is a vice president of our Basic Materials segment and minority interest owner of CDI Beijing; and
•
Lisheng (Lawrence) Wang is the chief executive officer and chairman of Dragon Capital Group Corp., a Nevada corporation, (“Dragon Capital”) and is the brother of Dr. Wang, CEO and Chairman of China Direct and Xiaowen Zhuang, a key employee.

Accounts Receivable – related parties

At March 31, 2009 we reflected accounts receivable – related parties of $4,343,463 comprised of the following:

•	$1,691,352 due Baotou Changxin Magnesium from YiWei Magnesium, for inventory provided;
•	$1,144,861 due Golden Magnesium from YiWei Magnesium for inventory provided;
•	$921,142 due Chang Magnesium from Pine Capital for inventory provided; and,
•	$586,107 due Chang Magnesium from YiWei Magnesium for inventory provided.

At December 31, 2008 we reflected accounts receivable – related parties of $1,676,191 comprised of the following:

•	$1,628,896 due Baotou Changxin Magnesium from YiWei Magnesium, for inventory provided; and,
•	$47,295 due Golden Magnesium from YiWei Magnesium for inventory provided.

Prepaid Expenses – related parties

At March 31, 2009 we reflected prepaid expenses – related parties of $4,619,809 comprised of the following:

•	$2,925,054 prepaid by Chang Magnesium to YiWei Magnesium for future delivery of inventory;
•	$824,825 prepaid by Chang Magnesium to Yihong Magnesium to for future delivery of inventory;
•	$818,793 prepaid by Golden Magnesium to Senrun Coal for future delivery of coke gas for fuel; and,
•	$51,137 prepaid by Chang Magnesium to Haixi Magnesium for future delivery of inventory.

At December 31, 2008 we reflected prepaid expenses – related parties of $8,007,111 comprised of the following:

•	$5,830,717 prepaid by Chang Magnesium to YiWei Magnesium for future delivery of inventory;
•	$940,699 prepaid by Golden Magnesium to Senrun Coal for future delivery of coke gas for fuel;
•	$520,397 prepaid by Chang Magnesium to Nippon Magnetic to for future delivery of inventory;
•	$389,225 prepaid by Pan Asia Magnesium to Jinyang Group for the future delivery of coke gas; and,
•	$326,073 prepaid by Golden Magnesium to YiWei Magnesium for future delivery of inventory.

Loan Receivable ?C related parties

At March 31, 2009 we reflect loan receivables – related parties of $1,347,082 comprised of the following:

•	$1,303,258 due Lang Chemical from NanTong Chemical for funds advanced for working capital purposes, this loan is due on 9/9/2010 and carries an annual interest rate of 6%; and,
•
$43,824 due CDI Shanghai Management from Dragon Capital for funds advanced for working capital purposes, this loan was due on January 4, 2009, and currently is in process of being extended, and carries an annual interest rate of 5%.

At December 31, 2008 we reflected loan receivables – related parties of $1,652,728 comprised of the following:

•	$1,608,959 due Lang Chemical from NanTong Chemical for funds advanced for working capital purposes; and,
•	43,769 due CDI Shanghai Management from Dragon Capital for funds advanced for working capital purposes.

Due from related parties

At March 31, 2009 we reflect due from related parties of $409,329 comprised of the following:

•	$215,577 due Pan Asia Magnesium from Jinyang Group for working capital purposes;
•	$151,750 due Golden Magnesium from Senrun Coal for working capital purposes; and,
•	$42,002 due China Direct from a China Direct employee for the exercise price of exercised options and related taxes.

At December 31, 2008 we reflected due from related parties of $35,710 comprised of the following:

•	$21,125 due China Direct from a China Direct employee for the exercise price of exercised options; and,
•	$14,585 due CDI Metal Recycling from Zhou Weiyi, for the contribution of registered capital related to the formation of CDI Metal Recycling.

Accounts Payable – related parties

At March 31, 2009 we reflect accounts payable – related party of $2,737,380 comprised of the following:

•	$2,150,193 due from Chang Magnesium to Pine Capital in repayment of an advance from customer for the expected delivery of inventory; and,
•	$587,187 due from Chang Magnesium to Wheaton Group in repayment of an advance form customer for the expected delivery of inventory.

At December 31, 2008 we reflected accounts payable – related party of $7,516,728 comprised of the following:

•	$4,497,180 due from Chang Magnesium to Pine Capital in repayment of an advance from customer for the expected delivery of inventory; and,
•	$3,019,548 due from Chang Magnesium to Wheaton Group in repayment of an advance form customer for the expected delivery of inventory.

Due to related parties

At March 31, 2009 we reflect due to related parties balance of $2,209 comprised of the following:

•	$2,209 due to James Wang, our CEO and Chairman, to return an overpayment related to an exercise of options.

At December 31, 2008 we reflected due to related parties balance of $978,739 comprised of the following:

•	$832,843 due to Chen Chi, this amount is made of up $729,257 due from Capital One Resource, and $103,586 from CDI Beijing for fund advances for working capital purposes; and
•	$145,896 advanced by Huihuan Huang to Chang Magnesium for working capital purposes.

NOTE 11 - STOCKHOLDERS’ EQUITY

Preferred Stock

We have 10,000,000 shares of preferred stock, par value $.0001, authorized, of which we designated 12,950 as our Series A Convertible Preferred Stock in February 2008. At March 31, 2009 and December 31, 2008 there were 1,006 shares of Series A Convertible Preferred Stock issued and outstanding.

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

As of March 31, 2009, holders of our Series A Preferred Stock have converted 11,944 shares of the 12,950 shares of the Series A Preferred Stock. Each share of Series A Preferred stock was convertible into 142.8541 shares of common stock. As a result of the conversion of the Series A Preferred Stock, we have issued 1,706,250 shares of our common stock, 10,346 shares of common stock in payment of the accrued dividends, and 136,500 shares of common stock, the Make-Whole Additional Amount.

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

The relative fair value of the warrants of $2,765,946 has been recorded as a dividend in the year ended December 31, 2008

In addition, under the provisions of EITF 98-5 ‘Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios’ (EITF 98-5”),and EITF 00-27 "Application of Issue No. 98-5 to Certain Convertible Instruments’"  ("EITF 00-27”), the Series A Preferred Stock issuance carried an embedded beneficial conversion feature at issuance. Accordingly, after first allocating the proceeds received from the Series A Preferred Stock offering to the preferred shares and detachable warrants on a relative fair value basis, we derived an intrinsic value of the conversion feature of $2,451,446. As the Series A Preferred Stock does not have a stated redemption date or finite life, the deemed dividend was recognized immediately as a non-cash charge during 2008. This non-cash one-time preferred stock deemed dividend was calculated as the difference between the average of our common stock price of $6.83 per share and the calculated effective conversion price of the Series A Preferred Stock. The effective conversion price of the Series A Preferred Stock was determined with reference to the relative fair value allocation of proceeds between the Series A Preferred Stock and Warrants issued. The non-cash deemed dividend did not have an effect on net earnings, or cash flows for the three months ended March 31, 2009. The estimated fair market value of the Warrants of $2,765,946 has been recorded as additional paid-in capital and a reduction to the recorded amount of the Series A Preferred Stock.

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

Common Stock

We have 1,000,000,000 shares of common stock, par value $.0001, authorized. At March 31, 2009 there were 23,424,172 shares of common stock issued and outstanding and there were 23,530,642 shares of common stock issued and outstanding at December 31, 2008.

For the three months ended March 31, 2009 and 2008, amortization of stock-based compensation amounted to $180,591 and $207,273, respectively.

During the three months ended March 31, 2009, we did not issue any shares of common stock in connection with the exercise of common stock purchase warrants. During the three months ended March 31, 2008, we issued 25,000 shares of common stock in connection with the exercise of common stock warrants at an exercise price of $4.00 per share.

During the three months ended March 31, 2009, we issued 779,100 shares of common stock in connection with the exercise of common stock options at an exercise price of $.01 per share.

Stock Repurchase Program

On September 10, 2008, our board of directors authorized a stock repurchase program to repurchase up to $2.5 million of our common stock through March 31, 2009. The stock repurchase program was announced on September 12, 2008. The amount and timing of specific repurchases were subject to market conditions, applicable legal requirements and other factors deemed appropriate by our CEO and President. Repurchases may be in open-market transactions or through privately negotiated transactions, and our board of directors may discontinue the repurchase program at any time. In January 2009, we purchased 1,500,000 shares of our common stock at a price of $1.10 per share under this program from Marc Siegel, our former president and director. This stock repurchase program expired on March 31, 2009.

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

Stock Incentive Plans

On August 16, 2006, our board of directors authorized the 2006 Equity Plan (the “2006 Equity Plan”) covering 10,000,000 shares of our common stock, which was approved by a majority of our shareholders on August 16, 2006. At March 31, 2009 and December 31, 2008 there were options outstanding to purchase an aggregate of 276,250 and 365,000 shares, respectively, of common stock outstanding under the 2006 Equity Plan at exercise prices ranging from $2.50 to $7.50 per share.

On October 19, 2006, our board of directors authorized the 2006 Stock Compensation Plan (the “2006 Stock Compensation Plan”) covering 2,000,000 shares of our common stock. As the 2006 Stock Compensation Plan was not approved by our shareholders prior to October 19, 2007, we may no longer award incentive stock options under this plan and any incentive stock options previously awarded under the 2006 Stock Plan were converted into non-qualified options upon terms and conditions determined by the board of directors, as nearly as is reasonably practicable in their sole determination, to the terms and conditions of the incentive stock options being so converted. At March 31, 2009 and December 31, 2008, there were options outstanding to purchase an aggregate of 556,740 and 414,590 shares, respectively of common stock outstanding under the 2006 Stock Plan at exercise prices ranging from $.01 to $5.00 per share.

During 2008, we granted 240,000 options under the 2006 Equity Plan to employees with an exercise price of $5.00 to $7.50 per share, of these options, 231,000 options were canceled as of March 31, 2009. The options were valued on the date of grant using the Black-Scholes option-pricing model, in accordance with SFAS No. 123R using the following weighted-average assumptions: expected dividend yield 0%, risk-free interest rate of 2.51%, volatility of 78% and expected term of 1.31 years.

On April 25, 2008, our board of directors adopted the 2008 Executive Stock Incentive Plan covering 1,000,000 shares of our common stock, which was approved by a majority vote of our shareholders on May 30, 2008. As of March 31, 2009 no awards had been granted under this plan.

On April 25, 2008, our board of directors adopted the 2008 Non-Executive Stock Incentive Plan covering 3,000,000 shares of our common stock, which was approved by a majority vote of our shareholders on May 30, 2008. As of March 31, 2009 we granted 268,648 shares of restricted stock with vesting dates ranging from August 2008 to September 2010 under this plan.

The following table sets forth our stock option activity during the three months ended March 31, 2009:

	Shares underlying options	Weighted average exercise price
Outstanding at December 31, 2008	6,440,220	$5.71
Granted	-	-
Exercised	779,100	0.01
Expired or cancelled	88,750	5.30
Outstanding at March 31, 2009	5,572,370	$5.65

The weighted average remaining contractual life and weighted average exercise price of options outstanding at March 31, 2009, for selected exercise price ranges, are as follows:

Range of exercise prices	Number of options outstanding	Weighted average remaining contractual life (Years)	Weighted average exercise price	Options Exercisable	Weighted average exercise price of options exercisable

$0.01	270,900	1.40	$0.01	270,900	$0.01
2.25	400	6.06	2.25	400	2.25
2.50	492,490	3	2.50	492,490	2.50
3.00	50,000	2	3.00	50,000	3.00
5.00	1,221,000	3	5.00	1,221,000	5.00
7.50	1,402,000	4	7.50	1,375,000	7.50
10.00	1,375,000	5	10.00	-	-
15.00	500	1.68	15.00	500	15.00
30.00	760,000	4	30.00	760,000	30.00
56.25	80	6.17	56.25	80	56.25
	5,572,370	3.56	$8.44	4,170,370	$8.00

During the first quarter of 2009, 779,100 options were exercised at an average exercise price of $.01 per share with an intrinsic value of $973,875. At March 31, 2009, the aggregate intrinsic value of outstanding and exercisable options was $338,625. As of March 31, 2009, the unrecognized expense of options that have not vested is $77,808.

Common Stock Purchase Warrants

As of March 31, 2009, we granted 25,000 common stock purchase warrants to consultants, exercisable immediately at an exercise price of $11.00.  These warrants were fair valued in the first quarter of 2008 and valued on the date of grant at $103,707 using the Black-Scholes option-pricing model, in accordance with SFAS No. 123R using the following weighted-average assumptions: expected dividend yield of 0%, risk-free interest rate of 3.0%, volatility factor of 100% and expected term of 3 years. The fair value of these grants was recognized as selling, general and administrative expenses.

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

A summary of the status of our outstanding common stock purchase warrants granted as of March 31, 2009 and changes during the period is as follows:

	Shares underlying warrants	Weighted average exercise price
Outstanding at January 1, 2009	4,618,312	$8.49
Granted	-	-
Exercised	-	-
Expired or cancelled	-	-
Outstanding at March 31, 2009	4,618,312	$8.49
Exercisable at March 31, 2009	4,618,312	$8.49

The following information applies to all warrants outstanding at March 31, 2009.

		Average	Weighted		Weighted
		Remaining	Average		Average
Rang of		Contractual	Exercise		Exercise
Exercise prices	Shares	Life (Years)	Price	Shares	Price

$2.50	50,000	3.17	$2.50	50,000	$2.50
$4.00	473,750	3.04	4.00	473,750	4.00
$7.50	60,000	1.64	7.50	60,000	7.50
$8.00	2,050,000	4.37	8.00	2,050,000	8.00
$10.00	1,869,562	2.99	10.00	1,869,562	10.00
$11.00	25,000	2.52	11.00	25,000	11.00
$15.00	90,000	1.64	$15.00	90,000	$15.00
	4,618,312	3.56		4,618,312

NOTE 12 - SEGMENT INFORMATION

The following information is presented in accordance with SFAS No. 131, “Disclosure about segments of an Enterprise and Related Information”. For first quarter of 2009, we operated in three reportable business segments as follows:

Magnesium segment:

•	Chang Magnesium;
•	Chang Trading;
•	Excel Rise;
•	CDI Magnesium;
•	Asia Magnesium;
•	Golden Magnesium;
•	Pan Asia Magnesium;
•	Baotou Changxin Magnesium; and
•	Capital One Resource.

Basic Materials segment:

•	Lang Chemical;
•	CDI Jingkun Zinc;
•	CDI Jixiang Metal; and
•	CDI Metal Recycling.

Consulting segment:

•	China Direct Investments;
•	CDI Shanghai Management; and
•	Capital One Resource*.

* Capital One Resource generated revenues in two reporting segments, Magnesium and Consulting.

Our reportable segments are strategic business units that offer different products and services. Each segment is managed and reported separately based on the fundamental differences in their operations. CDI Metal Recycling was formerly in our Clean Technology Segment, which we exited during the third quarter in 2008. CDI Metal Recycling is in its start up phase and has no significant operations. Condensed consolidated information with respect to these reportable segments after giving effect to our decision to exit the clean technology segment for the first quarter of 2009 and 2008 are as follows:

For the three months ended March 31, 2009:

(In thousands)	Magnesium	Basic Materials	Consulting	Consolidated

Revenues	$3,804	$11,895	$358	$16,057
Revenues – related party	4,629	-	-	4,629
	8,433	11,895	358	20,686
Interest income (expense)	25	(69)	90	46
Net income (loss)	2	(40)	(1,418)	(1,456)
Segment Assets at March 31, 2009	$43,528	$10,464	$40,856	$94,848

For the three months ended March 31, 2008:

(In thousands)	Magnesium	Basic Materials	Consulting	Consolidated

Revenues	$43,944	$12,398	$2,318	$58,660
Revenues – related party	734			734
	44,678	12,398	2,318	59,394
Interest income (expense)	(20)	6	111	97
Net income	3,757	252	744	4,753
Segment Assets at December 31, 2008	$67,413	$14,350	$25,616	$107,379

NOTE 13 - FOREIGN OPERATIONS

As of March 31, 2009 the majority of our revenues and assets are associated with subsidiaries located in the People’s Republic of China.  Assets at March 31, 2009 and 2008, reclassified to reflect discontinued operations, as well as revenues for the first quarter of 2009 and 2008 were as follows:

(In thousands)	March 31, 2009 (in thousands)
	United States	People’s Republic of China	Total
Revenues	$358	$15,699	$16,057
Revenues – related party	-	4,629	4,629
	358	20,328	20,686
Identifiable assets at March 31, 2009	$40,856	$53,992	$94,848

(In thousands)	March 31, 2008 (in thousands)
	United States	People’s Republic of China	Total
Revenues	2,302	56,358	$58,660
Revenues – related party	—	734	734
	2,302	57,672	59,394
Identifiable assets at December 31, 2008	25,616	81,763	$107,379

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

On September 30, 2008, we ceased depreciating the assets of CDI Clean Technology and its subsidiaries and as a result of the held for sale classification, we assessed the estimated fair value of the subsidiary and no impairment charge was recognized. The results of operations from CDI Clean Technology and its subsidiaries are classified as discontinued operations in 2008 and previously reported results of operations of CDI Clean Technology have been reclassified to reflect this subsidiary as "Discontinued operations, net of tax". On October 30, 2008, we completed the sale of an 81% interest in our wholly owned subsidiary CDI Clean Technology to PE Brothers Corp., for $1,240,000, recorded a gain of $238,670 on the sale during the fourth quarter. We plan to maintain our 19% ownership interest in CDI Clean Technology and recognize our investment using the cost method.

The following table sets forth the components of discontinued operations for the three months ended March 31, 2008.

Subsidiaries Held for Sale

For the three months ended March 31, 2008
Revenues	$580,573
Cost of revenues	65,812
Gross profit	514,761
Selling, general, and administrative	88,977
Operating income	425,784
Other income (expenses)	(6,157)
Net (loss) income before income tax and minority interest	419,627

Income tax expense	(128,847)

Net income (loss) before minority interest	290,780
Minority Interest in income of subsidiary	(147,272)

Discontinued operation's net income	$143,508

Item 2.                                Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the information contained in our unaudited consolidated financial statements and the notes thereto appearing elsewhere herein and in conjunction with the Management’s Discussion and Analysis set forth in our Annual Report on Form 10-K for the year ended December 31, 2008.

We are on a calendar year, as such the three month period ending March 31, is our first quarter. The year ended December 31, 2008 is referred to as “2008” and the coming year ending December 31, 2009 is referred to as “2009”.

OVERVIEW OF OUR PERFORMANCE AND OPERATIONS

Our Business

We are a U.S. company that manages a portfolio of Chinese entities.  We also provide consulting services to Chinese businesses. We operate in three identifiable segments, Magnesium, Basic Materials and Consulting, in accordance with SFAS No. 131, “Disclosure about segments of an Enterprise and Related Information”. In the fourth quarter of 2006 we established our Magnesium and Basic Materials segments which have grown through acquisitions of controlling interests of Chinese private companies. We consolidate these acquisitions as either our wholly or majority owned subsidiaries. Through this ownership control, we provide management advice as well as investment capital to expand their businesses. We hold a controlling interest in twelve subsidiaries operating in China, five of which comprise our Magnesium segment and five comprise our Basic Materials segment. We have a total of 1,286 full-time employees, of which 1,269 work in the PRC.

Our Magnesium segment is currently our largest segment by revenues and assets. We manufacture and sell pure magnesium and related by-products. We also purchase and resell magnesium products manufactured by third parties.  Magnesium is used in a variety of markets and applications due to the physical and mechanical properties of the element and its alloys. Magnesium is the lightest of the structural metals; it is one fourth the weight of steel and two thirds the weight of aluminum. Various forms of magnesium are also used in the manufacture of electronic equipment such as computers, cameras, and cell phones. Magnesium powder is also used in flares, flashes and pyrotechnics. Global production of magnesium was estimated to be approximately 805,000 metric tons. China produced an estimated 630,000 metric tons in 2008, of which 160,000 metric tons were consumed domestically. During the first quarter of 2009 our Magnesium segment produced, sold or distributed approximately 2,781 metric tons of magnesium generating revenues of $8.4 million compared to the production, sale and distribution of 14,169 metric tons and revenues of $44.7 million in the first quarter of 2008.

Our Basic Materials segment engages in the sale and distribution of basic resources within Asia. Our Basic Materials segment includes the sale and distribution of a variety of products including (i) industrial grade synthetic chemicals, (ii) steel products (iii) non ferrous metals, and (iv) recycled materials. As well, within this segment we hold the rights to mining properties and are awaiting an independent valuation of the ore deposits prior to completion of construction. Presently we do not have a timetable for when our operations will commence. In the first quarter of 2009 this segment generated revenues of $11.9 million compared to $12.9 million in the first quarter of 2008.

Our Consulting segment provides services to Chinese entities seeking access to the U.S. capital markets. These services include general business consulting, Chinese regulatory advice, translation services; formation of entities in the PRC, coordination of professional resources, strategic alliances and partnerships, advice on effective means of accessing U.S. capital markets, mergers and acquisitions, coordination of Sarbanes-Oxley compliance, and corporate asset evaluations. In the first quarter of 2009 this segment generated revenues of $358,000 compared to $2.3 million in the first quarter of 2008.

Our Performance

Total revenues for the first quarter of 2009 totaled $20.7 million compared to $59.4 million during the first quarter in 2008. This decrease of 65.2% was mainly due to the global economic slowdown which has adversely affected the demand for magnesium and to a lesser extent affected our sales of basic materials and revenues in our Consulting segment. Our gross profit for the first quarter of 2009 totaled $1.4 million compared to $9.9 million in the first quarter of 2008. This decrease in our profit margin was mainly in our magnesium segment due to the rapid decrease in the market price of magnesium, higher costs of raw materials and the fixed costs of production and higher operating expenses in our Consulting segment.

Our Outlook

Over the course of the last six months we have witnessed a severe downturn in the demand for and the price of our magnesium products due to the weak global economy and the effects of a 10% export tax on magnesium products which became effective in January 2008. Furthermore, in 2008 domestic magnesium consumption decreased to 160,000 metric tons, the first domestic decline since 2003.  The average price of magnesium during the first quarter of 2009 was $2,400 compared to $4,500 during the first quarter of 2008, or a decrease of 46%. We are also faced with other challenges in growing our business, such as the continuing integration of our PRC based subsidiaries. While magnesium prices have shown signs of stabilization, demand remains weak and the outlook for future growth remains unclear. Our past investments to increase production at our magnesium facilities has positioned us to currently have substantial excess production capacity. As a result, we believe we have devoted a sufficient amount of capital to our Magnesium segment until the market conditions and capacity utilization rates improve significantly. We will seek to continue to purchase and resell magnesium from third parties only if demand permits or opportunistic transactions arise.

We intend to continue to explore external expansion, however, in basic materials related businesses in an effort to further diversify our revenue base in China. We also continue to work with the management of our subsidiaries to identify strategies to maximize their potential within their segment and to the consolidated group.

The worldwide economic slowdown continues to negatively impact the market price for zinc.  At current market prices for zinc, it is not economically feasible for us to commence operations at our zinc property or to complete construction of a planned zinc minning facility. We believe that prices for lead and lead concentrate will remain stable in 2009 because the uses for lead are more widespread than zinc. We will continue to operate as a distributor of steel and non ferrous metals and believe that demand for these materials will increase as worldwide economic activity increases.

We continue to evaluate the feasibility of the development of a proposed facility to create aluminum powder from recycled aluminum. While the current market price of aluminum does not support the economic viability of a recycling operation, we believe aluminum wire recycling will become viable as natural resources continue to be depleted.

While we have made efforts to improve the caliber of the clients within our Consulting segment, the global economy and severe liquidity crisis in the capital markets have created a difficult environment for smaller companies to attract interest in the financial community. While we continue to provide services to our existing clients, we do not anticipate this segment will grow in 2009.

PRC Government Programs. In November 2008, the Chinese government announced a $586 billion domestic economic stimulus program aimed at bolstering economic activity in China. The two year program includes tax rebates, spending in housing, infrastructure, agriculture, health care and social welfare, and a tax deduction for capital spending by companies. In addition, in February 2009, China's State Council announced support plans for the country's nonferrous metals and logistics sectors. The support plans include subsidized loans to support technical innovations within the nonferrous metals sector, adjustments to export rebate rates of nonferrous products, and the establishment of a national reserve system for the industry. These programs adopted by the PRC government are aimed towards supporting growth in some of the sectors in which we operate.  Furthermore, there have been signs that these programs, along with China’s significant foreign currency reserves, have resulted in heavy accelerated spending on building infrastructures and domestic spending on automobiles and appliances. It is, however, difficult to predict if any of our businesses will benefit. It remains to be seen if domestic consumption can compensate for slower worldwide demand, and the impact this will have on our future revenues.

Presentation of Financial Statements. The presentation of the statements of operations included in this Form 10-Q have been modified to allow for the reporting of deductions from net income to arrive at income (loss) applicable to common stockholders. Items reflected in our comprehensive income for the periods reported are now included in our notes to the consolidated financial statements included in this Form 10-Q. In addition, a portion of our consolidated financial statements have been reclassified to recognize discontinued operations treatment reflecting the sale of an 81% interest in CDI Clean Technology.

RESULTS OF OPERATIONS

Consolidated revenues and operating expenses by segment for the first quarter of 2009 and 2008 are as follows:

Consolidated Revenues

	For the First Quarter of
(Dollars in thousands)	2009		2008
	Revenues	% of Revenues	Revenues	% of Revenues	% increase (decrease)

Magnesium segment	$8,433	41%	$44,678	75%	-81%
Basic Materials segment	11,895	58%	12,398	21%	-4%
Consulting segment	358	2%	2,318	4%	-85%
Total Consolidated	$20,686	100%	$59,394	100%	-65%

Total consolidated revenues for the first quarter of 2009 were $20.7 million, a decrease of 65% compared to the first quarter of 2008. This decrease was primarily a result of a decrease in revenues within our Magnesium segment as a result of weak world-wide demand for magnesium, a decline in revenues in our Lang Chemical subsidiary, the absence of one-time transaction fees in our Consulting segment in the first quarter of 2009 that we recognized in the first quarter of 2008 partially offset by increases in revenues from our CDI Beijing subsidiary we acquired in June 2008.

Consolidated Operating Income and Expenses

	For the First Quarter of
(Dollars in thousands)	2009		2008
	Amount	% of Revenues	Amount	% of Revenues	% increase (decrease)
Revenues	$20,686	-	$59,394	-
Cost of revenues	19,317	93%	49,414	83%	-61%
Gross profit	1,369	7%	9,980	17%	-86%
Total operating expenses	3,099	15%	1,611	3%	92%
Operating (loss) income	$(1,730)	-8%	$8,369	14%	-121%

Total consolidated operating loss for the first quarter of 2009 was $1.7 million compared to the operating income during the first quarter of 2008 of $8.4 million. The loss compared to the prior year income was due primarily to the 65% decrease in revenues in the Magnesium segment, the substantial reduction in the market price of magnesium, the relatively higher costs of magnesium production at lower volumes and increases in our operating expenses related to increases in non-cash stock-based compensation expenses, payroll expense and professional fees.

In the first quarter of 2009 our cost of revenues was $19.3 million, a 61% decrease compared to the first quarter of 2008. This decrease is a direct result of the decreased sales volume. Our cost of revenues for the first quarter of 2009 as a percentage of revenues increased 10% from the first quarter of 2008. Our gross profit in the first quarter of 2009 was $1.4 million, a decrease of 85% compared to the first quarter of 2008.  These changes are primarily a result of a rapid decrease in selling prices of magnesium and fixed production costs within our Magnesium segment.

Operating expenses increased $1.5 million in the first quarter of 2009 compared to the first quarter of 2008 primarily as a result of increases in non-cash stock-based compensation expenses, payroll expense and professional fees.

Segment Information

A summary of our operating results, by segment, for the first quarter of 2009 and 2008 are as follows:

 (Amount in thousands)

	Magnesium		Basic Materials		Consulting		Consolidated
	2009	2008	2009	2008	2009	2008	2009	2008
Revenues	$3,804	$43,944	$11,895	$12,398	$358	$2,318	$16,057	$58,660
Revenues - Related Party	4,629	734	-	-	-		4,629	734
	8,433	44,678	11,895	12,398	358	2,318	20,686	59,394
Cost of Revenues	8,089	37,094	11,184	11,907	44	413	19,317	49,414
Gross Profit	344	7,584	711	491	314	1,905	1,369	9,980
Total Operatng Expenses	568	306	730	330	1,801	975	3,099	1,611
Operating Income (Loss)	$(224)	$7,278	$(19)	$161	$(1,487)	$930	(1,730)	$8,369

Magnesium Segment Operating Results

Revenues. Magnesium segment revenues in the first quarter of 2009 were $8.4 million, (inclusive of related party revenues of $4.6 million) a decrease of 81% compared to the first quarter of 2008. This decrease was mainly due to the weak global economy which has reduced demand and prices for magnesium.  The average price of magnesium during the first quarter of 2009 was $2,400 compared to $4,500 during the first quarter of 2008, or a decrease of 46%. Furthermore, during the first quarter of 2008 we witnessed increasing demand, which, coupled with stockpiling of inventory in expectation of production shortages and/or transportation interruptions associated with the 2008 Beijing Olympics drove demand and market prices higher.

In the first quarter of 2009 our Magnesium segment produced, sold and distributed approximately 2,781 metric tons with an average price of $2,400 per metric ton. In comparison, for the first quarter of 2008 we produced, sold and distributed approximately 14,169 metric tons with an average price of $4,500 per metric ton.

Gross Profit. In the first quarter of 2009 gross profit for the segment decreased $7.2 million compared to the first quarter of 2008. The gross profit margin for this segment in the first quarter of 2009 was approximately 4% as compared to approximately 17% in for the first quarter of 2008. This decrease was primarily related to the decrease in market price of magnesium, customer pricing concessions and fixed production costs.

Operating Expenses. In the first quarter of 2009 Magnesium segment operating expenses were approximately $568,000, an increase of 46% compared to approximately $306,000 during the first quarter of 2008. This increase was primarily attributable to rising operating expenses partially offset by the reversal of a bad debt expense in the first quarter of 2009 previously written off.

Basic Materials segment

Revenues. In the first quarter of 2009 Basic Materials segment revenues were $11.9 million, a decrease of 4% compared to the first quarter of 2008. Revenues in this segment benefited from the addition of $4.6 million in sales from CDI Beijing and were partially offset by a $5.1 million reduction in sales at Lang Chemical as a result of weak domestic demand for the industrial chemicals it distributes.

Gross Profit. In the first quarter of 2009 gross profit for the segment increased approximately $220,000. The gross profit margin in this segment was 6% for the first quarter of 2009 as compared to 4% for the first quarter of 2008.  This margin improvement was due primarily to the contribution of revenues from the sale of steel by CDI Beijing which generated gross margins of 9% in the first quarter of 2009.

Operating Expenses. In the first quarter of 2009 Basic Materials segment operating expenses were approximately $730,000, an increase of $400,000 compared to the first quarter of 2008. This increase is primarily a result of increase in shipping costs related to CDI Beijing’s operations and increased operating expenses at Lang Chemical.

Consulting segment

Revenues. In the first quarter of 2009 Consulting segment revenues were $358,000 compared to $2.3 million during the first quarter of 2008. The decrease was mainly due to the absence of one-time transaction fees that we earned in the first quarter of 2008 and the reduction in the market price of the fixed number of securities we received from our client companies as fees.

Gross Profit. In the first quarter of 2009, gross profit for the segment totaled approximately $314,000 compared to $1.9 million in the first quarter of 2008 primarily as a result of a decrease in revenues. The gross profit margin in this segment was 88% in the first quarter of 2009 as compared to 82% in the first quarter of 2008. The increase in the margin is attributable to a decrease in professional fees associated with this segment as we provided these services internally.

Operating Expenses. In the first quarter of 2009 operating expenses, which include general and administrative expenses, were $1.8 million compared to $1.0 million during the first quarter of 2008. This increase was mainly due to increases in non-cash stock-based compensation expenses, payroll expense and professional fees.

Total Other (Expense) Income

Total other expense in the first quarter of 2009 was approximately $115,000 compared to total other income of approximately $251,000 in the first quarter of 2008. Interest income is mainly comprised of interest from short-term loans, largely offset by a net realized loss of $233,000 associated with the sale of certain marketable securities available for sale during the first quarter of 2009.

In the first quarter of 2008 total other income was approximately $251,000, mainly comprised of (i) $90,702 within our Consulting segment representing interest income generated from cash management and short-term loans to YiWei Magnesium and Dragon Capital, both of which are related parties (ii) $96,158 generated from service income by CDI Jingkun Zinc, and (iii) $39,461 realized loss from the sale of marketable securities within our Consulting segment.

Income Tax Expense

Income tax benefit during the first quarter of 2009 was $71,579 compared to the income tax expense of $323,633 during the first quarter of 2008. Income tax expense decreased as a result of our net loss of $1.3 million in the first quarter of 2009 compared to net income of $4.8 million in the first quarter of 2008.

Net (Loss) Income

Net loss during the first quarter of 2009 was $1.5 million, compared to net income of $4.8 million in the first quarter of 2008. This was mainly due to the decrease in our total revenues and gross profit margins.  In addition, our operating expenses remained relatively high due to one time charges related to a severance agreement with our former president and director and fixed costs associated with our magnesium production.

Foreign Currency Translation Gain

The functional currency of our subsidiaries operating in the PRC is the Chinese dollar or Renminbi (“RMB”). The financial statements of our subsidiaries are translated to U.S. dollars using period end rates of exchange for assets and liabilities, and average rates of exchange (for the period) for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations. As a result of these translations, we reported a foreign currency translation gain of $316,792 for the first quarter of 2009 and a gain of approximately $1.8 million for the first quarter of 2008. This non-cash gain had the effect of increasing our reported comprehensive income.  Note 4 - Comprehensive Income included in the Notes to our unaudited consolidated financial statements.

Unrealized Loss on Marketable Securities Available for Sale, Net of Income Tax

The accumulated unrealized loss on marketable securities available for sale, net of income taxes for the first quarter of 2009 totaled $14.4 million, compared to $1.3 million for the first quarter of 2008. These declines reflect a reduction in the fair value of securities received from our client companies for consulting services. We believe the declines are due in large part to the overall decline in global market conditions during the first quarter of 2009.

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

On September 30, 2008, we ceased depreciating the assets of CDI Clean Technology and its subsidiaries and as a result of the held for sale classification, we assessed the estimated fair value of the subsidiary and no impairment charge was recognized. The results of operations from CDI Clean Technology and its subsidiaries are classified as discontinued operations in 2008 and previously reported results of operations of CDI Clean Technology have been reclassified to reflect this subsidiary as "Discontinued operations, net of tax". On October 30, 2008, we completed the sale of an 81% interest in our wholly owned subsidiary CDI Clean Technology to PE Brothers Corp. for $1,240,000, paid in the form of a promissory note, we recorded a gain of $238,670 on the sale during the fourth quarter. We plan to maintain our 19% ownership interest in CDI Clean Technology and recognize our investment using the cost method.  See Note 6 - Prepaid Expenses and Other Current Assets.
LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At March 31, 2009 our working capital was $33.4 million as compared to $37.5 million at December 31, 2008.

Our cash balance at March 31, 2009 totaled $11.6 million, a decrease of $2.6 million over the balance at December 31, 2008. We have commitments of $2.2 million to increase the registered capital of CDI Beijing which will be satisfied from working capital.

The continued implementation of our business model, which includes providing investment capital to augment the growth of our portfolio companies and expand our business through new accretive acquisitions, will in all likelihood require additional capital. During 2009, we plan to use our magnesium holdings as a basis for raising capital and expansion of our magnesium holdings. Accordingly, we may raise additional capital through private or public financing. We have an effective registration statement on Form S-3 which permits us  to sell on a delayed or continuous basis shares of our common stock or other securities along with certain selling shareholders at any time pursuant to a registration statement that we filed pursuant to Rule 415 under the Securities Act of 1933. The amount of our common stock which we or the selling shareholders are permitted to sell pursuant to our prospectus dated August 1, 2008  is limited to no more than one-third of the aggregate market value, during the period of 12 calendar months prior to the sale, of the voting and non-voting common equity held by non-affiliates of our company.  Based on this limitation, as of March 31, 2009, we and the selling shareholders would be limited to selling no more than approximately $4.7 million of our common stock assuming there were no other sales within a 12 month period.

The following table provides certain selected balance sheet comparisons between March 31, 2009 and December 31, 2008

	March 31,	December 31,	Increase /
(in thousands)	2009	2008	(decrease)%

Cash	$11,589	$14,205	$(2,616)	-18%
Marketable securities	5,348	7,730	(2,382)	-31%
Accounts receivable, net	3,959	9,457	(5,498)	-58%
Inventories, net	9,660	8,560	1,100	13%
Prepaid expenses and other assets	5,356	8,127	(2,771)	-34%
Total current assets	46,923	59,742	(12,819)	-22%
Property and equipment, net	43,000	43,456	(456)	-1%
Total assets	94,848	107,379	(12,531)	-12%

Accounts payable and accrued expenses	5,010	8,590	(3,580)	-42%
Advances from customers	405	1,545	(1,140)	-74%
Other payables	2,131	1,624	507	31%
Total current liabilities	$13,527	$22,228	$(8,701)	-39%

We maintain cash balances in the United States and China. At March 31, 2009 and December 31, 2008, bank deposits by geographic area, was as follows:

Country	March 31, 2009		December 31, 2008
United States	$4,616,856	40%	$6,640,672	47%
China	6,972,516	60%	7,564,557	53%
Total cash and cash equivalents	$11,589,372	100%	$14,205,229	100%

A substantial portion of our cash balance, approximately $7.0 million at March 31, 2009 is in the form of RMB held in bank accounts at financial institutions located in the PRC. Cash held in banks in the PRC is not insured. The value of cash on deposit in China at March 31, 2009 has been converted based on the exchange rate as of March 31, 2009. In 1996, the Chinese government introduced regulations, which relaxed restrictions on the conversion of the RMB; however restrictions still remain, including but not limited to restrictions on foreign invested entities. Foreign invested entities may only buy, sell or remit foreign currencies after providing valid commercial documents at only those banks authorized to conduct foreign exchanges. Furthermore, the conversion of RMB for capital account items, including direct investments and loans, is subject to PRC government approval. Chinese entities are required to establish and maintain separate foreign exchange accounts for capital account items. We cannot be certain Chinese regulatory authorities will not impose more stringent restrictions on the convertibility of the RMB, especially with respect to foreign exchange transactions. Accordingly, cash on deposit in banks in the PRC is not readily deployable by us for purposes outside of China.

Current assets as of March 31, 2009 totaled $47.0 million, a decrease of 20% compared to December 31, 2008. This decrease was mainly due to a decrease in prepaid expenses and other current assets including related parties of $6.2 million, a decrease in our accounts receivables of $2.8 million, a reduction in cash of $2.6 million, a reduction in our marketable securities held for sale of $2.4 million partially offset by an increase in inventories of $1.1 million. Current liabilities as of March 31, 2009 totaled $13.5 million, a 39% decrease from our December 31, 2008 balance.

A summary of total assets by segment at March 31, 2009 and at December 31, 2008 is as follows:

(Amounts in thousands)	March 31, 2009	December 31, 2008

Magnesium segment	$43,528	$67,413
Basic Materials segment	10,464	14,350
Consulting segment	40,856	25,616
Total	$94,848	$107,379

Our accounts receivables, and accounts receivables related parties, net of allowances for doubtful accounts, as of March 31, 2009 was $8.3 million, compared to $11.2 million as of December 31, 2008. Although this amount decreased by $2.9 million, our accounts receiable remained relatively high compared to our current level of sales. Our Magnesium and Basic Materials segments generally offer payment terms to its customers of 90 days. Our Consulting segment generally receives full payment in advance for consulting services to be provided, upon entering into a consulting agreement.

Inventories as of March 31, 2009 were $9.7 million, an increase of approximately $1.1 million compared to December 31, 2008. This increase is due primarily to higher magnesium inventories which accounted for 82% and 86% of consolidated inventory levels at March 31, 2009 and December 31, 2008, respectively.

Prepaid expenses and other current assets consist of prepayments to vendors for inventory, other receivables, loans receivable, assets acquired in the acquisition of Pan Asia Magnesium, VAT tax refunds, and security deposits. Prepaid expenses and other current assets as of March 31, 2009 were $5.4 million as compared to $8.1 million at December 31, 2008.

Accounts payable and accrued expenses were $5.0 million in the first quarter of 2009 compared to $8.6 million in the first quarter of 2008. Accounts payable and accrued expenses represent payables associated with the general operation of each segment, including accrued payrolls. Advances from customers represent prepayments for products, which have not yet been shipped.

Consolidated Statement of Cash Flows

For the first quarter of 2009, net decrease in cash totaled $2.6 million and was comprised of $1.5 million used in operating activities, $552,059 provided by investing activities, $2.0 million used in financing activities, and the effect of prevailing exchange rates on our cash position of a positive $373,783.

Cash Used in Operating Activities

Net cash used in operating activities for the first quarter of 2009 totaled $1,540,604 which was primarily due to our net loss during the quarter of $1.5 million, a decrease in our accounts payable and accounts payable-related parties of $8.4 million, a decrease in advances from customers of $1.1 million, and an increase in inventories of $1.1 million. These amounts were mainly offset by a decrease in prepaid expenses and prepaid expenses-related parties of $6.2 million, a net decrease in accounts receivable and accounts receivable-related parties of $3.1 million, and our non-cash charges in depreciation and amortization of $725,071 and stock-based compensation of $522,671 respectively.

For the first quarter of 2008 cash used in operations of $1.2 million included an increase in consolidated accounts receivable-related parties of $1.3 million, advances we received from customers of $2.1 million and an increase in other payables of $2.0 million. These increases in cash funds provided were more than offset by an increase in inventories of $6.4 million, an increase in prepaid expenses-related party of $3.1 million, an increase in accounts receivable of $4.8 million, an increase in accounts payable of $1.9 million and an increase in prepaid expenses-related parties of $3.1 million.

Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities for first quarter of 2009 totaled $552,059 compared to net cash used in investing activities of $4.0 million for the first quarter of 2008. The net cash provided by investing activities for the first quarter of 2009 was a result of an increase in loans receivable due from related parties of $305,646, and proceeds from the sale of marketable securities of $292,974, these were partially offset by the purchase of property, plant and equipment of $46,561.

For the first quarter of 2008 cash used in investing activities totaled $4.0 million and was mainly due to the purchase of $2.3 million in property, plant and equipment and loan payments of $2.1 million, which were offset by $239,579 from the sale of marketable securities held for sale.

Cash Used in Financing Activities

For the first quarter of 2009 net cash used in financing activities was $2,001,094. We used $1,650,000 as part of a stock repurchase program, $976,530 to pay amounts due to related parties and relieved $962,489 of restricted cash.  These items were offset by $1,250,150 proceeds provided loans and $715,788 of capital contribution provided by minority interest owners of our subsidiaries.

For the first quarter of 2008 cash provided by financing activities totaled $10.7 million, which was mainly comprised of net proceeds of approximately $12.95 million in cash flow from the sale of Series A Preferred Stock, $1.0 million from related parties and $2.1 million in proceeds from loans payable. These increases in our cash balance were partially offset by the repayment of loans payable of $1.9 million and a $644,160 decrease in restricted cash.

Series A Preferred Stock and Related Dividends

In February 2008, we completed a private placement whereby we sold to accredited investors 12,950 shares of our Series A Preferred Stock together with common stock purchase warrants to purchase an aggregate of 1,850,000 shares of our common stock. At closing, we received gross proceeds of $12,950,000 with net proceeds of approximately $11.5 million. The Series A Preferred Stock has a stated value per share of $1,000, carries an 8% per annum dividend rate payable quarterly in arrears and is convertible into our common stock at $7.00 per share. The dividends are payable in cash or shares of our common stock, at our option, subject to certain provisions.

As of March 31, 2009, holders of our Series A Preferred Stock have converted 11,944 shares of the 12,950 shares of the Series A Preferred Stock. As a result of the conversion of the Series A Preferred Stock, we have issued 1,706,250 shares of our common stock, 10,346 shares of common stock in payment of the accrued dividends and 136,500 shares of common stock pursuant to the make whole additional amount feature of the Series A Preferred Stock.  In connection with this offering, we recorded the relative fair value of the warrants of $2,765,946 and an additional $2,451,446 attributable to the beneficial conversion feature as a non-cash one-time preferred stock deemed dividend in the first quarter of 2008. See Note 11.
Minority Interest

At March 31, 2009, our consolidated balance sheet reflects a total minority interest of $27.5 million which represents the equity portion of our subsidiaries held by minority shareholders. The following table provides information regarding the minority interest by segment:

Segment	Amount
(in thousands)
Magnesium segment	$24,552
Basic Materials segment	2,843
Consulting segment	-
Total	$27,395

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

Recent Accounting Pronouncements

In April 2009, the FASB issued three final Staff Positions (FSPs) intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities. FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, provides guidelines for making fair value measurements more consistent with the principles presented in FASB Statement No. 157, Fair Value Measurements. FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, enhances consistency in financial reporting by increasing the frequency of fair value disclosures. FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities. We are currently evaluating the requirements of these FSPs as well as the impact of the adoption on our consolidated financial statements, if any.

In January 2009, the FASB issued FSP EITF 99-20-1 to amend the impairment guidance in EITF Issue No. 99-20 in order to achieve more consistent determination of whether an other-than-temporary impairment (“OTTI”) has occurred. This FSP amended EITF 99-20 to more closely align the OTTI guidance therein to the guidance in Statement No. 115. Retrospective application to a prior interim or annual period is prohibited. The guidance in this FSP was considered in the assessment of OTTI for various securities at March 31, 2009.

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities ” ("SFAS 161”). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We have evaluated the requirements of SFAS 161 and it had no impact on the preparation of our consolidated financial statements as of March 31, 2009.

In May 2008, the FASB issued FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) . FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14,  Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants . Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We will adopt FSP APB 14-1 beginning in the first quarter of fiscal 2009, and this standard must be applied on a retrospective basis. We have evaluated the requirements of APB 14-1 and it had no impact on the preparation of our consolidated financial statements as of March 31, 2009..

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. This standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principles in the United States for non-governmental entities. SFAS No. 162 is effective 60 days following approval by the U.S. Securities and Exchange Commission  of the Public Company Accounting Oversight Board’s amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles . We do not expect SFAS No. 162 to have a material impact on the preparation of our consolidated financial statements.

On September 16, 2008, the FASB issued final FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities ,” to address the question of whether instruments granted in share-based payment transactions are participating securities prior to vesting. The FSP determines that unvested share-based payment awards that contain rights to dividend payments should be included in earnings per share calculations. The guidance will be effective for fiscal years beginning after December 15, 2008. We have evaluated the requirements of EITF 03-6-1 and it had no impact on the preparation of our consolidated financial statements as of March 31, 2009.

On October 10, 2008, the FASB issued SFP No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.   This FASB Staff Position clarifies the application of FASB Statement No. 157, Fair Value Measurements, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. Statement 157 was issued in September 2006, and is effective for financial assets and financial liabilities for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We have adopted SFAS 157-3 and determined that it had no impact as of March 31, 2009, and we will continue to evaluate the impact, if any, of SFAS 157-3 on our financial statements.

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
•
The lack of various legal protections in certain agreements to which we are a party and which are material to our operations which are customarily contained in similar contracts prepared in the United States.

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

Foreign Currency Exchange Rate Risk

We maintain our books and records in Renminbi, the functional currency of the PRC, however, we use the U.S. dollar as the reporting currency of our financial statements. The exchange rate between the U.S. dollar and the Renminbi is subject to the foreign exchange quotation publicized by the People’s Bank of China daily. Results of operations are translated at average exchange rates during the period. Assets, liabilities, and stockholder’s equity are translated at the unified exchange rate as quoted by the People’s Bank of China at the end of the period.

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than Renminbi are included in the results of operations as incurred. Gains and losses from foreign currency transactions are included in the results of operations. There were no material transaction gains or losses for the three months ended March 31, 2009.

Although the conversion of the Renminbi is highly regulated in China, the value of the Renminbi against the U.S. dollar fluctuates and is affected by, among other things, changes in China’s political and economic conditions. On July 2, 2005, the Chinese government changed its decade-old policy of benchmarking the value of the Renminbi to the U.S. dollar. Under the new policy, the Renminbi is permitted to fluctuate in value within a narrow band against a basket of certain foreign currencies. There remains significant international pressure on the Chinese government to further liberalize this currency policy, and if such liberalization occurs, the value of the Renminbi could appreciate or depreciate against the U.S. dollar. This floating exchange rate, and any appreciation of the Renminbi that may result from such rate, could have various adverse effects on our business.

Our exposure to foreign exchange risk primarily relates to cash and cash equivalents denominated in U.S. dollars as a result of earnings in China and our obligations to invest in our subsidiaries. For example, to the extent that we need to convert U.S. dollars into Renminbi for our China based operations, appreciation of the Renminbi against the U.S. dollar would have an adverse effect on the Renminbi amount that we receive from the conversion. Conversely, if we decide to convert our Renminbi into U.S. dollars for the purpose of making dividend payments on our common stock or for other business purposes, appreciation of the U.S. dollar against the Renminbi would have a negative effect on the U.S. dollar amount available to us. In addition, fluctuations in the exchange rate would affect our financial results reported in U.S. dollar terms without giving effect to any underlying change in our business or results of operations.

We currently do not hedge our exposure to fluctuations in the Renminbi to U.S. dollar exchange rate. In the future, we may choose to reduce our exposures through financial instruments (hedges) that provide offsets or limits to our exposures when considered appropriate.

Item 4.	Controls and Procedures.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer who serves as our principal executive officer and our Chief Financial Officer who serves as our principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of the period ended March 31, 2009 (the “Evaluation Dates”). Based on this evaluation, and as described below under “Changes in Internal Control over Financial Reporting, we indentified material weaknesses in the lack of controls over the accounting for cash receipts and disbursements and related party transactions as previously reported and control deficiencies at one of our subsidiaries that resulted in a delay in the preparation of its financial statements.  Because of these material weaknesses, which are in the process of being remediated as described below under “Changes in Internal Control over Financial Reporting”, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of March 31, 2009, which is the end of the period covered by this report.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements would not be prevented or detected on a timely basis.

Our "disclosure controls and procedures" are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management to allow timely decisions regarding required disclosure.

The certifications attached as Exhibits 31 and 32 to this report should be read in conjunction with the disclosures set forth herein.

Changes in Internal Control over Financial Reporting

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

•
Management at one of our foreign majority controlled subsidiaries failed to provide adequate oversight to ensure the timely completion of its financial statements and did not engage in adequate communication with our management to inform them of their lack of progress.

Although these material weaknesses did not result in a material misstatement for the period ended March 31, 2009 or any prior periods, the lack of controls over the accounting for cash receipts and disbursements and related party transactions did result in accounting adjustments in prior periods and a reasonable probability that a material misstatement of income or expenses in our annual or interim financial statements would not have been prevented or timely detected.  The control deficiencies at one of our subsidiaries resulted in a delay in the preparation of its financial statements and limited our ability to perform a thorough review of this subsidiary’s financial statements and supporting financial statement disclosure schedules independent of the preparer.

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

•	Our board of directors is evaluating the adoption of a Related Person Transaction Policy to govern our accounting and internal control procedures and policies;
•
We are in the process of evaluating an appropriate financial software system to be implemented both in our U.S. office and in our subsidiaries to standardize the process and access to financial reports on a timely manner;

•	Provide training to our employees to ensure these procedures are properly performed; and
•	We will evaluate management at our majority owned subsidiary and reinforce the need for strict compliance with our accounting policies and procedures

Except as described above, there were no changes in our internal control over financial reporting during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

A company's "internal control over financial reporting" is a process designed by, or under the supervision of, a company's principal executive and principal financial officers, and effected by a company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

Risk factors describing the major risks to our business can be found under Item 1A, “Risk Factors”, in our Annual Report on Form 10-K for the year ended December 31, 2008. There has been no material change in our risk factors from those previously discussed in the Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Recent Sales of Unregistered Securities

During the first quarter of 2009 we issued 3,000 shares of our common stock to a consultant as compensation for services it provided to us. The shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933 since the issuance by us did not involve a public offering. The issuance was not a "public offering" as defined in Section 4(2) of the Securities Act of 1933 due to the insubstantial number of persons involved, size of the offering, manner of the offering and number of shares awarded. In addition, the recipient had the necessary investment intent as required by Section 4(2) of the Securities Act since it agreed to allow us to include a legend on the shares issued stating that such shares are restricted pursuant to Rule 144 of the Securities Act of 1933.  Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act of 1933 for this issuance.

(b) Issuer Purchases of Equity Securities

This table provides information with respect to our purchases of shares of our common stock, $.0001 par value per share, during the first quarter.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number Of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 1, 2009 through January 31, 2009	1,500,000	$1.10	1,589,502	770,613
February 1, 2009 through February 28, 2009	-	-	-	770,613
March 1, 2009 through March 31, 2009	-	-	-	770,613
Total	1,500,000	$1.10	1,589,502	770,613

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

(2)  Amounts reflect the remaining dollar value of shares that may be purchased under the stock repurchase program described above.  The stock repurchase program that was approved on September 10, 2008 by our board of directors expired on March 31, 2009.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits

Exhibit No.		Description of Exhibit
2.2
Certificate of Ownership and Merger (incorporated herein by reference to Exhibit 99.1.1 as part of the Company?痵 Current Report on Form 8-K filed with the Commission on December 83, 1999 (Commission File No. 000-26415)).

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

10.37
Lease Agreement dated August 21, 2007 between 431 Fairway Associates, LLC and China Direct, Inc. (incorporated herein by reference to Exhibit 10.37 filed as a part of the Company’s Form 10-K filed with the Commission on March 31, 2009 (Commission File No. 001-33694)).

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

CHINA DIRECT, INC.

Date: May 15, 2009	By: /s/ Yuejian (James) Wang
Yuejian (James) Wang,
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2009	By: /s/ Indrajith Andrew Weeraratne
Indrajith Andrew Weeraratne,
Chief Financial Officer
(Principal Financial and Accounting Officer)