Form 10-Q
period 2009-06-30
China Direct Industries, Inc.
filed 2009-08-14
CIK 1088787

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[√]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission file number: 001-33694

CHINA DIRECT INDUSTRIES, INC.
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

Large accelerated filer	[ ]	Accelerated filer	[√ ]

Non-accelerated filer	[ ]	Smaller reporting company	[ ]
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [  ] No [√]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  26,588,276 shares of common stock were issued and outstanding as of August 14, 2009.

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

When used in this report the terms:

•	"China Direct”, "we”, "us” or “our” refers to China Direct Industries, Inc., a Florida corporation, and our subsidiaries;
•	“CDI China”, refers to CDI China, Inc., a Florida corporation, and a wholly owned subsidiary of China Direct; and
•	“PRC” refers to the People’s Republic of China.

Management Division

Magnesium Segment

•	“Chang Magnesium”, refers to Taiyuan Changxin Magnesium Co., Ltd., a company organized under the laws of the PRC and a 51% majority owned subsidiary of CDI China;
•	“Chang Trading”, refers to Taiyuan Changxin YiWei Trading Co., Ltd., a company organized under the laws of the PRC and a wholly owned subsidiary of Chang Magnesium;
•	“Excel Rise”, refers to Excel Rise Technology Co., Ltd., a Brunei company and a wholly owned subsidiary of Chang Magnesium;
•	“CDI Magnesium”, refers to CDI Magnesium Co., Ltd., a Brunei company and a 51% owned subsidiary of Capital One Resources;
•	“Asia Magnesium”, refers to Asia Magnesium Co. Ltd., a company organized under the laws of Hong Kong and a wholly owned subsidiary of Capital One Resource;
•	“Golden Magnesium”, refers to Shanxi Gu County Golden Magnesium Co., Ltd., a company organized under the laws of the PRC and a 52% owned subsidiary of Asia Magnesium;
•	“Pan Asia Magnesium”, refers to Pan Asia Magnesium Co., Ltd., a company organized under the laws of the PRC and a 51% owned subsidiary of CDI China;
•
“Baotou Changxin Magnesium”, refers to Baotou Changxin Magnesium Co., Ltd., a company organized under the laws of the PRC; a 51% owned subsidiary of CDI China, and a 39% owned subsidiary of Excel Rise, effectively China Direct holds a 70.9% interest.

Basic Materials Segment

•	“Lang Chemical”, refers to Shanghai Lang Chemical Co., Ltd. a company organized under the laws of the PRC and a 51% owned subsidiary of CDI China;
•	“CDI Jingkun Zinc”, refers to CDI Jingkun Zinc Industry Co., Ltd., a company organized under the laws of the PRC and a 95% owned subsidiary of CDI Shanghai Management;
•	“CDI Jixiang Metal”, refers to CDI Jixiang Metal Co., Ltd., a company organized under the laws of the PRC and a wholly owned subsidiary of CDI China;
•	“CDI Metal Recycling”, refers to Shanghai CDI Metal Recycling Co., Ltd., a company organized under the laws of the PRC and an 83% owned subsidiary of CDI Shanghai Management;
•	“CDI Beijing” refers to CDI (Beijing) International Trading Co., Ltd., a company organized under the laws of the PRC and a 51% owned subsidiary of CDI Shanghai Management;
•	“CDII Trading” refers to CDII Trading, Inc., a Florida corporation and a wholly owned subsidiary of China Direct; and
•	“IMG” refers to International Magnesium Group, Inc., a Florida corporation and a wholly owned subsidiary of China Direct.

Advisory Division

Consulting Segment

•	“China Direct Investments”, refers to China Direct Investments, Inc., a Florida corporation, and a wholly owned subsidiary of China Direct;
•	“CDI Shanghai Management”, refers to CDI Shanghai Management Co., Ltd., a company organized under the laws of the PRC and a wholly owned subsidiary of CDI China; and
•	“Capital One Resource”, refers to Capital One Resource Co., Ltd., a Brunei company, and a wholly owned subsidiary of CDI Shanghai Management.

PART 1 - FINANCIAL INFORMATION

Item 1.	Financial Statements.

CHINA DIRECT INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2009	2008
ASSETS	Unaudited
Current Assets:
Cash and cash equivalents	$13,792,725	14,205,229
Investment in marketable securities available for sale	4,928,754	7,569,333
Investment in marketable securities available for sale - related party	385,101	160,459
Investment in subsidiaries -- cost method	290,864	290,864
Accounts receivable, net of allowance	5,874,166	9,457,306
Accounts receivable - related parties	4,349,383	1,676,191
Inventories, net	9,992,885	8,559,593
Prepaid expenses and other current assets	6,508,666	8,127,300
Prepaid expenses - related parties	4,142,066	8,007,111
Loans receivable - related parties	1,120,432	1,652,728
Due from related parties	42,002	35,710
Total current assets	51,427,044	59,741,824

Restricted cash	1,663,343	846,197
Property, plant and equipment, net	44,641,972	43,455,683
Prepaid expenses and other assets	1,800,431	2,744,427
Property use rights, net	1,281,046	591,277
Total assets	$100,813,836	$107,379,408
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Loans payable-short term	$2,768,503	$933,735
Accounts payable and accrued expenses	9,736,879	8,590,010
Accounts payable-related parties	1,552,780	7,516,728
Advances from customers	1,503,580	1,545,273
Other payables	1,405,597	1,624,370
Taxes payable	843,731	1,039,112
Due to related parties	71,963	978,739
Total current liabilities	17,883,033	22,227,967

Loans payable-long term	8,035	186,018

Stockholders' equity:
China Direct Industries, Inc. stockholders' equity
Series A Convertible Preferred Stock: $.0001 par value, stated value $1,000 per share; 10,000,000 authorized, 1,006 shares issued and outstanding at June 30, 2009 and December 31, 2008.	1,006,250	1,006,250
Common Stock: $.0001 par value, 1,000,000,000 authorized, 26,519,623 and 23,530,642 issued and outstanding at June 30, 2009 and December 31, 2008, respectively	2,652	2,353
Additional paid-in capital	56,239,467	51,701,293
Deferred compensation		(11,000)
Accumulated comprehensive income	(13,554,759)	(11,711,021)
Retained earnings	12,629,575	17,037,407
Total China Direct Industries, Inc. stockholders’ equity	56,323,185	58,025,282
Non-controlling interests	26,599,583	26,940,141
Total Equity	82,922,768	84,965,423
Total liabilities and stockholders’ equity	$100,813,836	$107,379,408

See notes to unaudited consolidated financial statements

CHINA DIRECT INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008

Revenues	$18,417,789	$75,999,328	$34,474,466	$134,659,553
Revenues-related parties	2,007,621	1,344,725	6,637,053	2,078,646
Total revenues	20,425,410	77,344,053	41,111,519	136,738,199

Cost of revenues	21,136,660	63,893,924	40,453,953	113,307,926
Gross profit	(711,250)	13,450,129	657,566	23,430,273

Operating expenses:
Selling, general, and administrative	2,419,684	2,486,588	5,518,814	4,097,581
Operating (loss) income	(3,130,934)	10,963,541	(4,861,248)	19,332,692

Other income (expense):
Other income (expense)	(403,548)	102,874	(331,963)	296,492
Interest (expense) income	(86,911)	143,018	(40,797)	239,877
Realized (loss) gain on sale of marketable securities	(79,221)	3,756	(311,932)	(35,705)
Total other (expense) income	(569,680)	249,648	(684,692)	500,664

(Loss) income from continuing operations, before tax	(3,700,614)	11,213,189	(5,545,940)	19,833,356
Income tax (expense) benefit	(13,492)	(716,791)	58,087	(1,040,424)
(Loss) income from continuing operations, net of tax	(3,714,106)	10,496,398	(5,487,853)	18,792,932
Income from discontinued operations	-	(70,151)	-	73,357

Net (loss) income	(3,714,106)	10,426,247	(5,487,853)	18,866,289
Net (loss) income attributable to noncontrolling interests	826,450	(2,911,372)	1,144,666	(6,598,538)
Net (loss) income attributable to China Direct Industries, Inc.	(2,887,656)	7,514,875	(4,343,187)	12,267,751

Deduct dividends on Series A Preferred Stock:
Preferred stock dividend	(20,271)	(1,047,937)	(53,926)	(1,189,467)
Relative fair value of detachable warrants issued	-	-	-	(2,765,946)
Preferred stock beneficial conversion feature	-	-	-	(2,451,446)
(Loss) income attributable to China Direct Indstries, Inc. common stockholders	$(2,907,927)	$6,466,938	$(4,397,113)	$5,860,892

Basic and diluted income (loss) per common share after deduction in the first quarter of 2008, of noncash deemed dividends attributable to Series Convertible A Preferred Stock as described in Note 11
Basic	$(0.12)	$0.29	$(0.18)	$0.27
Diluted	$(0.12)	$0.26	$(0.18)	$0.24
Basic weighted average common shares outstanding	24,168,640	22,663,337	24,082,025	21,833,388
Diluted weighted average common shares outstanding	24,168,640	25,427,385	24,082,025	24,160,683

See notes to unaudited consolidated financial statements

CHINA DIRECT INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended
	June 30,
	2009	2008
Cash flows from operating activities:
Net income attributable to China Direct Industries, Inc.	$(4,343,187)	$12,267,751
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation & Amortization	1,451,354	962,281
Allowance for bad debt	(127,424)	45,395
Stock based compensation for employees and board of directors	1,122,803	848,364
Realized loss on sale of investment in marketable securities	295,707	35,705
Fair value of securities received for services and interest	(584,371)	(392,942)
Fair value of securities paid for services	205,165	-
Deferred compensation expense	11,000	-
Income (loss) attributable to noncontrolling interest	(1,144,666)	6,598,538
Changes in operating assets and liabilities:
Prepaid expenses and other assets	2,115,450	(4,857,996)
Prepaid expenses - related parties	3,865,045	(670,220)
Inventories	(1,433,292)	(6,881,077)
Accounts receivable	3,710,564	(14,733,064)
Accounts receivable - related parties	(2,673,192)	1,726,913
Accounts payable and accrued expenses	1,153,722	2,526,304
Accounts payable - related party	(5,963,948)	(228,930)
Advances from customers	(41,693)	(1,177,456)
Other payables	(218,773)	1,006,401
Income taxes payable	(195,381)	582,015
Net cash (used in) provided by continuing activities	(2,795,117)	(2,342,018)
Net cash provided by discontinued operations	-	(421,642)
Net cash (used in) provided by operating activities	(2,795,117)	(2,763,660)
Cash flows from investing activities:
Decrease (increase) in notes receivable	-	946,897
Increase in loans receivable	-	(1,060,156)
Repayment of loans and advances to related parties	546,881	(1,597,305)
Proceeds from the sale of marketable securities available for sale	483,723	428,395
Purchases of property, plant and equipment	(2,880,232)	(7,364,599)
Net cash used in investing activities	(1,849,628)	(8,646,768)
Cash flows from financing activities:
Decrease (increase) in restricted cash	(817,146)	644,096
Proceeds from loans payable	926,325	1,161,303
Payment of loans payable	-	(1,866,075)
Payment of notes payable	-	(592,007)
Payment of notes payable-related party	-	(410,167)
Proceeds from repayment of advances to related parties	-	1,273,325
Due to related parties	(176,316)	(2,560,343)
Gross proceeds from sale of preferred stock	-	12,950,000
Gross proceeds from sale of common stock	5,000,000	-
Proceeds from exercise of warrants/options	10,000	2,782,376
Cash payment for stock split/forward and stock repurchase	(1,650,000)	-
Cash dividend payment to preferred stock holders	-	(141,530)
Capital contribution from minority interest owners	715,788	2,217,296
Offering expenses	(190,000)	(1,504,345)
Net cash provided by financing activities	3,818,652	13,953,929

EFFECT OF EXCHANGE RATE ON CASH	413,591	1,872,188
Net (decrease) increase in cash	(412,504)	4,415,689
Cash, beginning of year	14,205,229	19,024,604
Cash, end of period	$13,792,725	$23,440,293

Supplemental disclosures of cash flow information:
Cash paid for taxes	$-	$146,716
Cash paid for interest	$-	$169,385
Dividend payment in stock to preferred stock shareholders	$53,926	$1,027,922
Non-cash preferred stock deemed dividend	$-	$5,217,392

See notes to audited consolidated financial statements

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Business and Organization

China Direct Industries, Inc., a Florida corporation and its subsidiaries are referred to in this report as the “Company”, “we”, “us”, “our”, or “China Direct”. We are on a calendar year, as such the three month period ending June 30, is our second quarter and the six month period ending June 30 is referred to as the “six months”. The year ended December 31, 2008 is referred to as “2008” and the coming year ending December 31, 2009 is referred to as “2009”.

We are a U.S. company that manages a portfolio of Chinese entities. We also provide consulting services to Chinese businesses. We operate in three identifiable segments, Magnesium, Basic Materials and Consulting, in accordance with SFAS No. 131, “Disclosure about segments of an Enterprise and Related Information”. In 2006 we established our Magnesium and Basic Materials segments which have grown through acquisitions of controlling interests of Chinese private companies. We consolidate these acquisitions as either our wholly or majority owned subsidiaries. Through this ownership control, we provide management advice as well as investment capital to expand their businesses. We hold a controlling interest in twelve subsidiaries operating in China, five of which comprise our Magnesium segment and five comprise our Basic Materials segment. As of the date of this report, we have a total of 1,297 full-time employees, the majority of which, 1,281, work in the Peoples Republic of China (the “PRC”).

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

In 2007 we launched a Clean Technology segment. We discontinued this segment in the third quarter of 2008 when we completed the sale in October 2008 of an 81% interest in CDI Clean Technology and its 51% interest in CDI Wanda and its 52% interest in Yantai CDI Wanda to PE Brothers Corp. for $1,240,000. We plan to maintain the 19% ownership interest in CDI Clean Technology we retained. We have received the first installment payment of $240,000.

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Our unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the requirements for reporting on Form 10-Q. Accordingly, they do not include all the information and footnotes required by U.S. generally accepted accounting principles for annual financial statements. However, the information included in these interim financial statements reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full year. The consolidated balance sheet information as of December 31, 2008 was derived from the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008. These interim financial statements should be read in conjunction with our Form 10-K for the year ended December 31, 2008. Certain reclassifications have been made to prior year amounts to conform to the current year presentation and to disclose our reclassification of discontinued operations treatment reflecting the sale of an 81% interest in CDI Clean Technology.

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods presented.

Significant estimates for the periods reported include the fair value of share-based compensation, allowance for doubtful accounts, and useful life of fixed assets.

We rely on assumptions such as volatility, forfeiture rate, and expected dividend yield when deriving the grant date fair value of share-based compensation. If an equity award is modified, and we expect the service conditions of the original award will be met, we will adjust our assumptions and estimates as of the modification date and compare the old equity award valued at the modification date with the new equity award valued at the modification date to calculate any incremental cost. We then continue to recognize the original grant date fair value plus any incremental cost over the modified service period

Our estimate for allowance for doubtful accounts is based on an evaluation of our outstanding accounts receivable including the age of amounts due, the financial condition of our specific customers, knowledge of our industry segment in Asia, and historical bad debt experience. This evaluation methodology has proven to provide a reasonable estimate of bad debt expense in the past and we intend to continue to employ this approach in our analysis of collectability. However, we are aware that given the current global economic situation, including that of China, meaningful time horizons may change. We intend to enhance our focus on the evaluation of our customers' sustainability and adjust our estimates as may be indicated.

We group property plant and equipment into similar groups of assets and estimate the useful life of each group of assets; see Note 7 – Property and Equipment for further information on asset groups and estimated useful lives.

Assumptions and estimates employed in these areas are material to our reported financial conditions and results of operations. These assumptions and estimates have been materially accurate in the past and are not expected to materially change in the future. Actual results could differ from these estimates.

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, we consider all highly liquid investments with original maturities of three months or less to be cash equivalents. The carrying values of these investments approximate their fair value.

Concentration of Credit Risks

Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash and trade accounts receivable. We deposit our cash with high credit quality financial institutions in the United States and China. As of June 30, 2009, bank deposits in the United States exceeded federally insured limits by $4,773,504. This amount reflected substantially all of the net proceeds of our June 15, 2009 offering of our securities. On July 9, 2009, the $4,773,504 was deposited in a CDARS account. At June 30, 2009, we had deposits of $5,120,032 in banks in China. In China, there is no equivalent federal deposit insurance as in the United States, so the amounts held in banks in China are not insured. We have not experienced any losses in such bank accounts through June 30, 2009.

At June 30, 2009 and December 31, 2008, bank deposits by geographic area were as follows:

Country	June 30, 2009		December 31, 2008
United States	$8,672,693	63%	$6,640,672	47%
China	5,120,032	37%	7,564,557	53%
Total cash and cash equivalents	$13,792,725	100%	$14,205,229	100%

In an effort to mitigate any potential risk, we periodically evaluate the credit quality of the financial institutions at which we hold deposits, both in the United States and China.

Accounts Receivable

Accounts receivable are reported at net realizable value. We have established an allowance for doubtful accounts based upon factors pertaining to the credit risks of specific customers, historical trends, age of the receivable and other information. Delinquent accounts are written off when it is determined that the amounts are uncollectible. At June 30, 2009 and December 31, 2008, allowances for doubtful accounts were approximately $300,000 and $500,000, respectively.

Inventories

Inventories, consisting of raw materials and finished goods, are stated at the lower of cost or market utilizing the weighted average method. Inventories as of June 30, 2009 and December 31, 2008 were $9,992,885 and $8,559,593, respectively. Due to the nature of our business and the short duration of the manufacturing process of our products, there was no work-in-process inventory at June 30, 2009 and December 31, 2008.

Accounts Payable-Related Parties

At June 30, 2009 our consolidated balance sheet reflects accounts payable-related party of $1,552,780, an amount due from Chang Magnesium to Pine Capital in repayment of an advance from customer for the expected delivery of inventory. At December 31, 2008, our consolidated balance sheet reflects accounts payable-related party of $7,516,728, comprised of $4,497,180 and $3,019,548 due Chang Magnesium in repayment of customer advances by Pine Capital and Wheaton Group, respectively.

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

Marketable Securities

Marketable securities held for sale and marketable securities held for sale-related party at June 30, 2009 and December 31, 2008 consists of the following:

Company	June 30, 2009		December 31, 2008
		%		%
China America Holdings, Inc.	$357,557	7%	$272,200	5%
China Logistics Group, Inc.	694,745	13%	1,807,357	23%
Dragon International Group Corp.	807,289	15%	704,656	9%
China Armco Metals, Inc.	2,773,945	52%	4,045,002	52%
Sunwin International Neutraceuticals, Inc.	295,218	6%	649,337	8%
Other	385,101	7%	251,240	3%
Marketable securities held for sale	$5,313,855	100%	$7,729,792	100%

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

The securities of one client, Dragon Capital Group Corp. (“Dragon Capital”), accounted for all of the investment in marketable securities available for sale-related party and totaled $385,101 and $160,459 at June 30, 2009 and December 31, 2008, respectively. The per share price of these securities went up from $0.003 to $0.006, which accounted for the increase in the value of the securities. Dragon Capital is a related party. Mr. Lisheng (Lawrence) Wang, the CEO and Chairman of the Board of Dragon Capital, is the brother of Dr. James Wang, CEO and Chairman of China Direct. These securities were issued by Dragon Capital as compensation for consulting services. Dragon Capital is a non-reporting company whose securities are quoted on the Pink Sheets, and as such, under Federal securities laws, securities of Dragon Capital cannot be readily resold by us, generally, absent a registration of those securities under the Securities Act. Dragon Capital does not intend to register the securities.

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

In January 2009, the FASB issued FSP EITF 99-20-1 to amend the impairment guidance in EITF Issue No. 99-20 in order to achieve more consistent determination of whether other-than-temporary impairment (“OTTI”) has occurred. This FSP amended EITF 99-20 to more closely align the OTTI guidance to the guidance in Statement No. 115. Retrospective application to a prior interim or annual period is prohibited. The guidance in this FSP will be considered at the end of our fiscal year when we conduct an assessment of OTTI for our investment in securities available for sale.

All securities (exclusive of preferred stock and common stock purchase warrants) received from our clients as compensation are quoted either on the Over-the-Counter Bulletin Board or the Pink Sheets. The securities are typically restricted as to resale. Our policy is to liquidate securities received as compensation when market conditions are favorable for sale. As these securities are often restricted, we are unable to liquidate these securities until the restriction is removed. We value common stock based on the fair value at the time common stock is granted and for common stock purchase warrants based on the Black-Scholes valuation model. Unrealized gains or losses on marketable securities available for sale and on marketable securities available for sale-related party are recognized as an element of comprehensive income on a monthly basis based on changes in the fair value of the security as quoted on an exchange or an inter-dealer quotation system. Once liquidated, realized gains or losses on the sale of marketable securities available for sale and marketable securities available for sale-related party are reflected in our net income for the period in which the security was liquidated.

The unrealized loss on marketable securities available for sale, net of the effect of taxes, for the second quarter of 2009 and 2008 was $207,262 and $1,590,347, respectively. The realized gain (loss) on investments in marketable securities available for sale for the second quarter of 2009 and 2008 was a loss of $79,221 and a gain of $3,756, respectively.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of (i) prepayments to vendors for merchandise that had not yet been shipped, (ii) the fair value of securities received from client companies associated with our Consulting segment assigned to our executive officers and employees as compensation, (iii) value added tax refunds available from the Chinese government, (iv) loans receivable and (v) other receivables. At June 30, 2009 and December 31, 2008, our consolidated balance sheets include prepaid expenses and other current assets of $6,508,666 and $8,127,300, respectively.

Prepaid expenses-related parties were $4,142,066 and $8,007,111 at June 30, 2009 and December 31, 2008, respectively. This item is discussed in further detail in Note 10 - Related Party Transactions.

Non-current prepaid expenses and other assets consist of (i) the fair value of the securities of our client companies assigned to executive officers and employees as compensation for services to be rendered over the term of the respective consulting agreement which will be amortized beyond the twelve month period, and (ii) other assets acquired in connection with the acquisition of Pan Asia Magnesium. This item is discussed in further detail in Note 6- Prepaid Expenses and other current assets. Accordingly, non-current prepaid expenses totaled $1,800,431 and $2,744,427 at June 30, 2009 and December 31, 2008, respectively.

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

Advances from Customers and Deferred Revenues

Advances from customers represent (i) prepayments to us for merchandise that had not yet been shipped to customers, and (ii) the fair value of securities received as compensation which will be amortized over the term of the respective consulting agreement. We will recognize these advances as revenues as customers take delivery of the goods or when the services have been rendered, in compliance with our revenue recognition policy. Advances from customers totaled $1,503,580 and $1,545,273 at June 30, 2009 and December 31, 2008, respectively.

Comprehensive Income

We follow Statement of Financial Accounting Standards No. 130 (SFAS 130) “Reporting Comprehensive Income” to recognize the elements of comprehensive income. Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive income for the second quarter of 2009 and 2008 included net income, foreign currency translation adjustments, unrealized gains or losses on marketable securities available for sale, net of income taxes, and unrealized gains or losses on marketable securities available for sale-related party, net of income taxes.

Foreign Currency Translation

The accompanying consolidated financial statements are presented in United States dollars. The functional currency of our Chinese subsidiaries is the Renminbi, the official currency of the People’s Republic of China, (“RMB”). Capital accounts of the consolidated financial statements are translated into United States dollars from RMB at their historical exchange rates when the capital transactions occurred. Assets and liabilities are translated at the exchange rates as of the balance sheet date. Income and expenditures are translated at the average exchange rates for the second quarter of 2009 and 2008. A summary of the conversion rates for the periods presented is as follows:

	June 30,
	2009	2008
Quarter end RMB : U.S. Dollar exchange rate	6.8448	6.8718
Average year-to-date RMB : U.S. Dollar exchange rate	6.8432	7.0726

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through PRC authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into United States dollars at the rates applied in the translation.

Impairment of Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, we periodically review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. We recognize an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the estimated fair value and the book value of the underlying asset. We did not record any impairment charges during first and second quarters of 2009 and 2008.

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

Non-controlling Interest

Noncontrolling interests in our subsidiaries are recorded in accordance with the provisions of SFAS 160 Noncontrolling Interests in Consolidated Financial Statements, an amendment to ARB No. 51 and are reported as a component of our equity, separate from the parent’s equity.  Purchase or sale of equity interests that do not result in a change of control are accounted for as equity transactions.  Results of operations attributable to the noncontrolling interest are included in our consolidated results of operations and, upon loss of control, the interest sold, as well as interest retained, If any, will be reported at fair value with any gain or loss recognized in earnings.
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

Recent Pronouncements

In June 2009 the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting , or SFAS 168. SFAS 168 represents the last numbered standard to be issued by FASB under the old (pre-Codification) numbering system, and amends the GAAP hierarchy established under SFAS 162. On July 1, 2009 the FASB launched FASB’s new Codification entitled The FASB Accounting Standards Codification, or FASB ASC. The Codification will supersede all existing non-SEC accounting and reporting standards. SFAS 168 is effective in the first interim and annual periods ending after September 15, 2009. This pronouncement will have no effect on our consolidated financial statements upon adoption other than current references to GAAP which will be replaced with references to the applicable codification paragraphs.

In June 2009 the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R), or SFAS 167, that will change how we determine when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. Under SFAS No. 167, determining whether a company is required to consolidate an entity will be based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. SFAS 167 is effective for financial statements after January 1, 2010. We are currently evaluating the requirements of SFAS 167 and the impact of adoption on our consolidated financial statements.

In May 2009 the FASB issued SFAS No. 165, Subsequent Events, or SFAS 165. SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether the date represents the date the financial statements were issued or were available to be issued. SFAS 165 is effective in the first interim period ending after June 15, 2009. We expect SFAS 165 will have an impact on disclosures in our consolidated financial statements, but the nature and magnitude of the specific effects will depend upon the nature, terms and value of the any subsequent events occurring after adoption.

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

In January 2009, the FASB issued FSP EITF 99-20-1 to amend the impairment guidance in EITF Issue No. 99-20 in order to achieve more consistent determination of whether an other-than-temporary impairment (“OTTI”) has occurred. This FSP amended EITF 99-20 to more closely align the OTTI guidance therein to the guidance in Statement No. 115. Retrospective application to a prior interim or annual period is prohibited. We considered the guidance in this FSP in the assessment of OTTI for our investment in marketable securities at March 31, 2009.

On September 16, 2008, the FASB issued final FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” to address the question of whether instruments granted in share-based payment transactions are participating securities prior to vesting. The FSP determines that unvested share-based payment awards that contain rights to dividend payments should be included in earnings per share calculations. The guidance will be effective for fiscal years beginning after December 15, 2008. We have evaluated the requirements of EITF 03-6-1 and it had no impact on the preparation of our consolidated financial statements as of June 30, 2009.

On October 10, 2008, the FASB issued SFP No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. This FSP clarifies the application of FASB Statement No. 157, Fair Value Measurements, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FASB Statement No. 157 was issued in September 2006, and is effective for financial assets and financial liabilities for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We have adopted SFAS 157-3 and determined that it had no impact as of June 30, 2009, and we will continue to evaluate the impact, if any, of SFAS 157-3 on our financial statements.

In May 2008, the FASB issued FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)(“FSP APB 14-1) . FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon either mandatory or optiona1l conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants. Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We will adopt FSP APB 14-1 beginning in the first quarter of fiscal 2009, and this standard must be applied on a retrospective basis. We have evaluated the requirements of APB 14-1 and it had no impact on the preparation of our consolidated financial statements as of June 30, 2009.

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We have evaluated the requirements of SFAS 161 and it had no impact on the preparation of our consolidated financial statements as of June 30, 2009.

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

	For three months ended		For six months ended
	June 30,		June 30,
	2009	2008	2009	2008
Numerator:
Net (loss) income	$(2,887,656)	$7,514,875	$(4,343,187)	$12,267,751
Series A preferred stock:
Preferred stock dividend	(20,271)	(1,047,937)	(53,926)	(1,189,467)
Relative fair value of detachable warrants issued	-		-	(2,765,946)
Preferred stock beneficial conversion feature	-		-	(2,451,446)
Numerator for basic EPS, loss applicable to common stock holders (A)	$(2,907,927)	$6,466,938	$(4,397,113)	$5,860,892
Plus: Income impact of assumed conversion
Preferred stock dividends - unconverted		$20,015		$31,097
Numerator for diluted EPS, Income applicable to common stock holders assumed conversions (*)(B)	$(2,907,927)	$6,486,953	$(4,397,113)	$5,891,989
Denominator:
Denominator for basic earnings per share - weighted average number of common shares outstanding (C)	24,168,640	22,663,337	24,082,025	21,833,388
Stock Awards, Options, and Warrants	-	2,620,298	-	2,215,928
Preferred stock dividends - unconverted		143,750		111,367
Denominator for diluted earnings per share - adjusted weighted average outstanding average number of common shares outstanding (D)	24,168,640	25,427,385	24,082,025	24,160,683
Basic and Diluted loss Per Common Share:
Earnings per share - basic (A)/ (C )	$(0.12)	$0.29	$(0.18)	$0.27

Earnings per share - diluted (B)/(D)	$(0.12)	$0.26	$(0.18)	$0.24

* The denominator in diluted earnings per share in 2009 and 2008 does not include shares that were assumed to be outstanding prior to conversion under the “if converted” method, 122,240 shares issuable under the unconverted preferred stock as dividends, and 217,148 of non-vested restricted shares and stock options, as such inclusion would be anti-dilutive.

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

Our other comprehensive income consists of currency translation adjustments, unrealized loss on marketable securities available for sale, net of taxes and unrealized loss on marketable securities available for sale-related party, net of taxes. The following table sets forth the computation of comprehensive income for the second quarter and six months of 2009 and 2008, respectively:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
	unaudited	unaudited	unaudited	unaudited

Net (loss) income	$(3,714,106)	$10,426,247	$(5,487,853)	$18,866,289
Other comprehensive (loss) income, net of tax
Foreign currency translation gain, net of tax	64,083	1,309,234	380,875	3,106,933
Unrealized loss on marketable securities held for sale, net of tax	(399,812)	(1,646,180)	(2,465,397)	(2,774,304)
Unrealized gain (loss) on marketable securities held for sale, net taxes - related parties	192,551	3,625	240,783	(458,598)
Total other comprehensive (loss) income, net of tax	(143,178)	(333,321)	(1,843,739)	(125,969)
Comprehensive Income	(3,857,284)	10,092,926	(7,331,592)	18,740,320
Comprehensive Income attributable to the noncontrolling interests	826,450	(2,911,372)	1,144,666	(6,598,538)
Comprehensive (loss) Income attributable to China Direct Industries Inc.	$(3,030,834)	$7,181,554	$(6,186,926)	$12,141,782

NOTE 5 - INVENTORIES

Inventories at June 30, 2009 and December 31, 2008 consisted of the following:

	June 30, 2009	December 31, 2008
	unaudited
Raw materials	$5,097,978	$6,081,259
Finished goods	4,894,907	3,038,956
Inventory Reserve	-	(560,622)
	$9,992,885	$8,559,593

Due to the nature of our business and the short duration of the manufacturing process for our products, there is no work in progress inventory at June 30, 2009 and December 31, 2008.

NOTE 6 - PREPAID EXPENSES AND OTHER CURRENT ASSETS
At June 30, 2009 and December 31, 2008, prepaid expenses and other current assets, consist of the following:

Description	June 30, 2009	December 31, 2008
	unaudited
Prepayments to vendors for merchandise that had not yet been shipped or services that had not been performed	$2,865,690	$2,173,989
Other recievables	446,696	2,434,578
Fair value of securities received from client companies associated with our Consulting segment assigned to employees as compensation	-	524,907
Loans receivable	3,198,156	2,987,615
Other assets acquired in connection with acquisition	1,798,555	2,750,638
Total	8,309,097	10,871,726
Less: Current Portion	(6,508,666)	(8,127,300)
Prepaid expenses and other assets, non-current	$1,800,431	$2,744,426

In the fourth quarter of 2008 we reallocated a portion of the purchase price to our September 29, 2007 acquisition of a 51% interest in Pan Asia Magnesium in accordance with FAS 144. At December 31, 2008, we reallocated $2,229,837, net of accumulated amortization of $445,967, from “fixed assets” to “other assets acquired in connection with acquisition”. This reallocation reflects the intangible value of a three-year fixed price coke supply agreement between Pan Asia Magnesium and Shanxi Jinyang Coal and Coke Group Co., Ltd., (“Jinyang Group”) a minority shareholder of Pan Asia Magnesium. In September 2007 Jinyang Group and CDI China entered into Joint Venture Investment Supplementary Agreement (“Pan Asia JV Agreement”) establishing Pan Asia Magnesium as a foreign invested entity. Under the terms of the Pan Asia JV Agreement, Jinyang Group has a commitment to provide coke gas to Pan Asia Magnesium at a fixed price until July, 2011; thereafter the price of the coke gas will be at a discount to prevailing market prices. Pan Asia Magnesium utilizes coke gas as fuel to operate its magnesium production facility. The relationship with Jinyang Group is, among other things, intended to ensure a stable supply of energy to Pan Asia Magnesium at advantageous prices, given the rising cost of fuel.

In the second quarter of 2009, we reclassified $689,087, net of accumulated amortization of $41,394,  from “Prepaid expenses and other assets” to “Property use rights, net” to reflect Senrun Coal’s contribution of land use rights to Golden Magnesium pursuant to the November 11, 2006 joint venture agreement entered into among the parties. Pursuant to these land use rights which permit construction of a magnesium production plant capable of producing up to 20,000 tons of magnesium alloy products per year, Golden Magnesium built its magnesium production plant on this land. The land use rights expire in 2057.

         For the second quarter and six months of 2009 amortization expense totaled $249,052 and $498,104, respectively. For the second quarter and six months of 2008 amortization expense totaled $222,984 and $445,967, respectively.

NOTE 7 - PROPERTY, PLANT AND EQUIPMENT

At June 30, 2009 and December 31, 2008, property, plant and equipment, consisted of the following:

Description	Useful Life	June 30, 2009	December 31, 2008
		Unaudited
Building	10-40 years	$12,013,505	$7,792,403
Manufacturing equipment	10 years	18,989,327	12,635,161
Office equipment and furniture	3-5 years	707,028	636,621
Autos and trucks	5 years	1,267,261	334,630
Construction in progress	N/A	16,839,070	26,277,835

Total		49,816,191	47,676,650

Less: Accumulated Depreciation		(5,174,219)	(4,220,967)
Property, Plant and Equipment, Net		$44,641,972	$43,455,683

For the second quarter and six months of 2009 depreciation expense totaled $451,163 and $953,250, respectively. For the second quarter and six months of 2008 depreciation expense totaled $494,967 and $921,287 , respectively.

  Golden Magnesium holds land use rights to use approximately 24.5 acres of land located in Yueyan, Gu County, Shanxi Province, China.  Pursuant to these land use rights which permit construction of a magnesium production plant capable of producing up to 20,000 tons of magnesium alloy products per year, Golden Magnesium built its magnesium production plant on this land. The land use rights expire in 2057.

NOTE 8 - PROPERTY USE RIGHTS

        Property use rights, consisting of mining and property use rights amounted to $1,281,046 and $591,277 at June 30, 2009 and December 31, 2008, respectively.

       CDI Magnesium holds property use rights valued at $96,078 for the use of magnesium alloy manufacturing equipment located in a magnesium alloy facility in China which is owned by Jinyang Group. We will begin to amortize the value of the property use rights over the useful life of equipment when the magnesium refinery commences operations.

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

NOTE 9 - LOANS PAYABLE

Loans payable at June 30, 2009 and December 31, 2008 consisted of the following:

Description	June 30, 2009	December 31, 2008

Loan due to China Industry Bank., an unrelated party. Due July 2012. 6.06375% annual interest rate	$8,035	$186,018
Commerical Bank due November 2009, related to Lang Chemical, (Lang Chemical deposited Principal amount to guarantee this note)	1,249,123	262,613
Loan due to Chen Jian Fei, unsecured, payable on demand, no interest*	730,460	-
Mingsheng Bank Due May 2010, interest is LIBOR plus 20%	496,727	671,122
Shanghai Bank Due January 2010, interest is 5.84%	292,193	-
Total	2,776,538	1,119,753
Less: Current Portion	(2,768,503)	(933,735)

Loans payable, long-term	$8,035	$186,018

* This loan was inadvertently classified in prior periods as an amount due to Chen Chi, a related party, and was reclassified in the current period to loans payable – short term to reflect amounts due to Chen Jian Fei, a non-related party.

NOTE 10 - RELATED PARTY TRANSACTIONS

We have specified the following persons and entities as related parties with ending balances as of June 30, 2009 and December 31, 2008:
List of Related Parties

•
Yuwei Huang is executive vice president of our Magnesium segment, a member of our board of directors, chief executive officer and chairman of Chang Magnesium, chairman of Baotou Changxin Magnesium, chairman of YiWei Magnesium, and chief executive officer and vice chairman of Golden Magnesium;

•	Taiyuan YiWei Magnesium Industry Co., Ltd., a company organized under the laws of the PRC (“YiWei Magnesium”), is a non-controlling interest owner in Chang Magnesium;
•	Lifei Huang is the daughter of Yuwei Huang;
•	Huihuan Huang is the sister of Yuwei Huang;
•	Lifei Huang is a registered representative of Pine Capital Enterprises Inc., a company organized under the laws of the Caymen Islands (“Pine Capital”);
•	Lifei Huang is a registered representative of Wheaton Group Corp., a company organized under the laws of Brunei Darussalam (“Wheaton”);
•	Nippon Magnetic Dressing Co., Ltd., a company organized under the laws of the Japan (“Nippon Magnetic”), is a non-controlling interest owner of YiWei Magnesium;
•	LuCheng Haixu Magnesium Co., Ltd., a company organized under the laws of the PRC (“Haixu Magnesium”), is legally represented by an officer of Chang Magnesium;
•	LingShi County Yihong Magnesium Co., Ltd., a company organized under the laws of the PRC (“Yihong Magnesium”), is legally represented by an officer of Chang Magnesium;
•	Shanxi Senrun Coal Chemistry Co., Ltd., a company organized under the laws of the PRC (“Senrun Coal”), is a non-controlling interest owner in Golden Magnesium;
•	Shanxi Jinyang Coal and Coke Group Co., Ltd., a company organized under the laws of the PRC (“Jinyang Group”), is a non-controlling interest owner of Pan Asia Magnesium;
•	Japan Material Industry Co., Ltd. a company organized under the laws of the PRC, (“Japan Material”), is a non-controlling interest owner of YiWei Magnesium;
•	Australia Three Harmony Co., Ltd., a company organized under the laws of Australia, is a non-controlling interest owner of Baotou Changxin Magnesium;
•	Runlian Tian is a director of Pan Asia Magnesium;
•	NanTong Langyuan Chemical Co., Ltd., a company organized under the laws of the PRC (“NanTong Chemical”), is owned by Jingdong Chen and Qian Zhu, the non-controlling interest owners of Lang Chemical;
•	Jingdong Chen, is vice president of our Basic Materials segment and chief executive officer of Lang Chemical;
•	Qian Zhu is chief financial officer of Lang Chemical. Jingdong Chen and Qian Zhu are husband and wife; and
•
Lisheng (Lawrence) Wang is the chief executive officer and chairman of Dragon Capital Group Corp. a Nevada corporation, (“Dragon Capital”) and is the brother of Dr. Wang, our CEO and Chairman and Xiaowen Zhuang, a key employee of ours.

Accounts Receivable – related parties

At June 30, 2009 we reflected accounts receivable – related parties of $4,349,383 comprised of the following:

•	$1,772,638 due Chang Magnesium from YiWei Magnesium for inventory provided; and,
•	$1,710,945 due Baotou Changxin Magnesium from YiWei Magnesium, for inventory provided; and
•	$865,800 due Golden Magnesium from YiWei Magnesium for inventory provided.

At December 31, 2008 we reflected accounts receivable – related parties of $1,676,191 comprised of the following:

•	$1,628,896 due Baotou Changxin Magnesium from YiWei Magnesium, for inventory provided; and
•	$47,295 due Golden Magnesium from YiWei Magnesium for inventory provided.

Prepaid Expenses – related parties

At June 30, 2009 we reflected prepaid expenses – related parties of $4,142,066 comprised of the following:

•	$2,953,028 prepaid by Chang Magnesium to YiWei Magnesium for future delivery of inventory;
•	$661,586 prepaid by Chang Magnesium to Yihong Magnesium to for future delivery of inventory;
•	$215,577 prepaid by Pan Asia Magnesium to Jinyang Group for the future delivery of coke gas;
•	$156,252 prepaid by Golden Magnesium to Senrun Coal for future delivery of coke gas for fuel;
•	$98,637 prepaid by Chang Magnesium to Wheaton Group for the future delivery of inventory; and
•	$56,986 prepaid by Chang Magnesium to Haixu Magnesium for future delivery of inventory.

At December 31, 2008 we reflected prepaid expenses – related parties of $8,007,111 comprised of the following:

•	$5,830,717 prepaid by Chang Magnesium to YiWei Magnesium for future delivery of inventory;
•	$940,699 prepaid by Golden Magnesium to Senrun Coal for future delivery of coke gas for fuel;
•	$520,397 prepaid by Chang Magnesium to Nippon Magnetic to for future delivery of inventory;
•	$389,225 prepaid by Pan Asia Magnesium to Jinyang Group for the future delivery of coke gas; and
•	$326,073 prepaid by Golden Magnesium to YiWei Magnesium for future delivery of inventory.

Loan Receivable – related parties

At June 30, 2009 we reflect loan receivables – related parties of $1,120,432 comprised of the following:

•	$1,120,432 due Lang Chemical from NanTong Chemical for funds advanced for working capital purposes, this loan is due on September 9, 2010 and carries an annual interest rate of 6%.

At December 31, 2008 we reflected loan receivables – related parties of $1,652,728 comprised of the following:

•	$1,608,959 due Lang Chemical from NanTong Chemical for funds advanced for working capital purposes; and
•	$43,769 due CDI Shanghai Management from Dragon Capital for funds advanced for working capital purposes.

Due from related parties

At June 30, 2009 we reflect due from related parties of $42,002 comprised of the following:

•	$42,002 due China Direct from a China Direct employee for the exercise price of exercised stock options and related taxes.

At December 31, 2008 we reflected due from related parties of $35,710 comprised of the following:

•	$21,125 due China Direct from a China Direct employee for the exercise price of exercised options; and
•	$14,585 due CDI Metal Recycling from Zhou Weiyi, for the contribution of registered capital related to the formation of CDI Metal Recycling.

Accounts Payable – related parties

At June 30, 2009 we reflect accounts payable – related party of $1,552,780 comprised of the following:

•	$1,552,780 due from Chang Magnesium to Pine Capital in repayment of an advance from customer for the expected delivery of inventory.

At December 31, 2008 we reflected accounts payable – related party of $7,516,728 comprised of the following:

•	$4,497,180 due from Chang Magnesium to Pine Capital in repayment of an advance from customer for the expected delivery of inventory; and
•	$3,019,548 due from Chang Magnesium to Wheaton Group in repayment of an advance form customer for the expected delivery of inventory.

Due to related parties

At June 30, 2009 we reflect due to related parties balance of $71,963 comprised of the following:

•	$71,963 due to Australia Three Harmony from Golden Magnesium for fund advances for working capital purposes.

At December 31, 2008 we reflected due to related parties balance of $978,739 comprised of the following:

•	$832,843 due to Chen Chi, this amount is made of up $729,257 due from Capital One Resource, and $103,586 from CDI Beijing for fund advances for working capital purposes; and
•	$145,896 advanced by Huihuan Huang to Chang Magnesium for working capital purposes.

NOTE 11 - STOCKHOLDERS’ EQUITY

Preferred Stock

We have 10,000,000 shares of preferred stock, par value $.0001, authorized, of which we designated 12,950 as our Series A Convertible Preferred Stock in February 2008. At June 30, 2009 and December 31, 2008 there were 1,006 shares of Series A Convertible Preferred Stock issued and outstanding.

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

As of June 30, 2009, holders of our Series A Preferred Stock have converted 11,944 shares of the 12,950 shares of the Series A Preferred Stock. Each share of Series A Preferred stock was convertible into 142.8541 shares of common stock. As a result of the conversion of the Series A Preferred Stock, we have issued 1,706,250 shares of our common stock, 41,967 shares of common stock in payment of the accrued dividends, and 144,206 shares of common stock, the Make-Whole Additional Amount.

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

The relative fair value of the warrants of $2,765,946 has been recorded as a dividend in the year ended December 31, 2008

In addition, under the provisions of EITF 98-5 ‘Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios’ (“EITF 98-5”),and EITF 00-27 "Application of Issue No. 98-5 to Certain Convertible Instruments’" ("EITF 00-27”), the Series A Preferred Stock issuance carried an embedded beneficial conversion feature at issuance. Accordingly, after first allocating the proceeds received from the Series A Preferred Stock offering to the preferred shares and detachable warrants on a relative fair value basis, we derived an intrinsic value of the conversion feature of $2,451,446. As the Series A Preferred Stock does not have a stated redemption date or finite life, the deemed dividend was recognized immediately as a non-cash charge during 2008. This non-cash one-time preferred stock deemed dividend was calculated as the difference between the average of our common stock price of $6.83 per share and the calculated effective conversion price of the Series A Preferred Stock. The effective conversion price of the Series A Preferred Stock was determined with reference to the relative fair value allocation of proceeds between the Series A Preferred Stock and Warrants issued. The non-cash deemed dividend did not have an effect on net earnings, or cash flows for the six months ended June 30, 2009. The estimated fair market value of the Warrants of $2,765,946 has been recorded as additional paid-in capital and a reduction to the recorded amount of the Series A Preferred Stock.

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

As a result of our June 15, 2009 registered direct offering of our common stock discussed below, we reduced to $1.85 per share the exercise price of warrants to purchase 143,750 shares of our common stock with an exercise price of $8.00 per share and the conversion price of 1,006 shares of our series A convertible preferred stock outstanding that are convertible into 143,750 shares of our common stock at a conversion price of $7.00 per share. The terms of these warrants and preferred stock provide that if we sell common stock at a price per share less than the then exercise price of the warrants or the conversion price of the preferred stock, then we are required to reduce the exercise price of those warrants and the conversion price of the series A convertible preferred stock to the lower price of the subsequent sale. Because the market price of our common stock in our June 15, 2009 offering was $1.85 per share, an amount that is less than the exercise price of the $8.00 per share warrants and the $7.00 per share conversion price, we reduced the exercise price of those outstanding securities.

Common Stock

We have 1,000,000,000 shares of common stock, par value $.0001, authorized. At June 30, 2009 there were 26,519,623 shares of common stock issued and outstanding and there were 23,530,642 shares of common stock issued and outstanding at December 31, 2008.

For the six months ended June 30, 2009 and 2008, amortization of stock-based compensation amounted to $1,122,803 and $848,364, respectively.

During the six months ended June 30, 2009, we issued 1,050,000 shares of common stock in connection with the exercise of common stock options at an exercise price of $.01 with net proceeds of $10,000.

During the second quarter of 2009 we issued 21,000 shares of our common stock to Bazelon Less & Feldman, P.C. as compensation for legal services it provided to us.  These shares were issued at $1.71 per share for a total consideration of $36,000.

On June 16, 2009 we sold 2,702,704 shares of our common stock and warrants to purchase up to 1,351,352 of common stock to accredited investors. The purchase price per share of the common stock was $1.85. The warrants have an exercise price of $2.31 per share and will be exercisable beginning 183 days following the closing date for a period ending on the fifth anniversary of the initial exercise date. The gross proceeds of this offering were $5,000,000 with offering expenses of $190,000.  Management intends to use the proceeds from this offering for general working capital purposes which may include acquisitions of additional operations in China.

Stock Repurchase Program

On September 10, 2008, our board of directors authorized a stock repurchase program to repurchase up to $2.5 million of our common stock through June 30, 2009. The stock repurchase program was announced on September 12, 2008. The amount and timing of specific repurchases are subject to market conditions, applicable legal requirements and other factors deemed appropriate by our CEO and President. Repurchases may be in open-market transactions or through privately negotiated transactions, and our board of directors may discontinue the repurchase program at any time. In January 2009, we purchased 1,500,000 shares of our common stock at a price of $1.10 per share under this program from Marc Siegel, our former president and director. This stock repurchase program expired on June 30, 2009.

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

Stock Incentive Plans

On August 16, 2006, our board of directors authorized the 2006 Equity Plan (the “2006 Equity Plan”) covering 10,000,000 shares of our common stock, which was approved by a majority of our shareholders on August 16, 2006. At June 30, 2009 and December 31, 2008 there were options outstanding to purchase an aggregate of 276,250 and 365,000 shares, respectively, of common stock outstanding under the 2006 Equity Plan at exercise prices ranging from $2.50 to $7.50 per share.

On October 19, 2006, our board of directors authorized the 2006 Stock Compensation Plan (the “2006 Stock Compensation Plan”) covering 2,000,000 shares of our common stock. As the 2006 Stock Compensation Plan was not approved by our shareholders prior to October 19, 2007, we may no longer award incentive stock options under this plan and any incentive stock options previously awarded under the 2006 Stock Plan were converted into non-qualified options upon terms and conditions determined by the board of directors, as nearly as is reasonably practicable in their sole determination, to the terms and conditions of the incentive stock options being so converted. At June 30, 2009 and December 31, 2008, there were options outstanding to purchase an aggregate of 556,740 and 414,590 shares, respectively of common stock outstanding under the 2006 Stock Plan at exercise prices ranging from $.01 to $5.00 per share.

During 2008, we granted 240,000 options under the 2006 Equity Plan to employees with an exercise price of $5.00 to $7.50 per share, of these options, 231,000 options were canceled as of June 30, 2009. The options were valued on the date of grant using the Black-Scholes option-pricing model, in accordance with SFAS No. 123R using the following weighted-average assumptions: expected dividend yield 0%, risk-free interest rate of 2.51%, volatility of 78% and expected term of 1.31 years.

On April 25, 2008, our board of directors adopted the 2008 Executive Stock Incentive Plan covering 1,000,000 shares of our common stock, which was approved by a majority vote of our shareholders on May 30, 2008. As of June 30, 2009 no awards had been granted under this plan.

On April 25, 2008, our board of directors adopted the 2008 Non-Executive Stock Incentive Plan covering 3,000,000 shares of our common stock, which was approved by a majority vote of our shareholders on May 30, 2008. As of June 30, 2009 we granted 268,648 shares of restricted stock under this plan with vesting dates ranging from August 2008 to September 2010.

The following table sets forth our stock option activity during the six months ended June 30, 2009:

	Shares underlying options	Weighted average exercise price
Outstanding at December 31, 2008	6,440,220	$5.71
Granted	-	-
Exercised	1,050,000	0.01
Expired or cancelled	103,750	5.30
Outstanding at June 30, 2009	5,286,470	$10.30

The weighted average remaining contractual life and weighted average exercise price of options outstanding at June 30, 2009, for selected exercise price ranges, are as follows:

Range of exercise prices	Number of options outstanding	Weighted average remaining contractual life (Years)	Weighted average exercise price	Options Exercisable	Weighted average exercise price of options exercisable

$2.25	400	5.81	$2.25	400	$2.25
2.50	492,490	2.75	2.50	492,490	2.50
3.00	50,000	1.75	3.00	50,000	3.00
5.00	1,221,000	2.75	5.00	1,221,000	5.00
7.50	1,387,000	3.75	7.50	1,387,000	7.50
10.00	1,375,000	4.75	10.00	1,375,000.00	10.00
15.00	500	1.43	15.00	500	15.00
30.00	760,000	3.75	30.00	760,000	30.00
56.25	80	5.92	56.25	80	56.25
	5,286,470		$10.30	5,286,470	$10.30

During the six months ended June 30, 2009, 1,050,000 options were exercised at an exercise price of $.01 per share with an intrinsic value of $1,462,130. At June 30, 2009, the aggregate intrinsic value of outstanding and exercisable options was $0. As of June 30, 2009, the unrecognized expense of options that have not vested is $36,583.

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

On June 16, 2009 we sold 2,702,704 shares of our common stock and warrants to purchase up to 1,351,352 of common stock to accredited investors. The purchase price per share of the common stock was $1.85. The warrants have an exercise price of $2.31 per share and will be exercisable beginning 183 days following the closing date for a period ending on the fifth anniversary of the initial exercise date. The gross proceeds of this offering were $5,000,000 with offering expenses of $190,000.  Management intends to use the proceeds from this offering for general working capital purposes which may include acquisitions of additional operations in China.

As a result of our June 15, 2009 registered direct offering of our common stock, we reduced the per share exercise price of warrants to purchase 143,750 shares of our common stock from $8.00 to $1.85.  A summary of the status of our outstanding common stock purchase warrants granted as of June 30, 2009 and changes during the period is as follows:

	Shares underlying warrants	Weighted average exercise price
Outstanding at December 31, 2008	4,618,312	$8.49
Granted	1,351,352	2.31
Exercised	-	-
Expired or cancelled	-	-
Outstanding at June 30, 2009	5,969,664	$6.94
Exercisable at June 30, 2009	4,618,312	$8.29

The following information applies to all warrants outstanding at June 30, 2009.

	Warrants Outstanding			Warrants
				Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of		Contractual	Exercise		Exercise
Exercise prices	Shares	Life (Years)	Price	Shares	Price
$1.85	143,750	4.12	$1.85	143,750	$1.85
2.31	1,351,352	4.95	2.31	-	2.31
2.5	50,000	2.92	2.50	50,000	2.50
4	473,750	2.79	4.00	473,750	4.00
7.50	60,000	1.39	7.50	60,000	7.50
8.00	1,906,250	4.12	8.00	2,050,000	8.00
10.00	1,869,562	2.74	10.00	1,869,562	10.00
11.00	25,000	2.27	11.00	25,000	11.00
15.00	90,000	1.39	15.00	90,000	15.00
	5,969,664		$6.94	4,618,312	$8.29

NOTE 12 - SEGMENT INFORMATION

The following information is presented in accordance with SFAS No. 131, “Disclosure about segments of an Enterprise and Related Information”. For second quarter of 2009, we operated in three reportable business segments as follows:

Magnesium segment:

•	Chang Magnesium;
•	Chang Trading;
•	Excel Rise;
•	CDI Magnesium;
•	Asia Magnesium;
•	Golden Magnesium;
•	Pan Asia Magnesium;
•	Baotou Changxin Magnesium

Basic Materials segment:

•	Lang Chemical;
•	CDI Jingkun Zinc;
•	CDI Jixiang Metal;
•	CDI Metal Recycling; and
•	CDI Beijing.

Consulting segment:

•	China Direct Investments;
•	CDI Shanghai Management; and
•	Capital One Resource*.

* Capital One Resource generated revenues in two reporting segments, Magnesium and Consulting.

Our reportable segments are strategic business units that offer different products and services. Each segment is managed and reported separately based on the fundamental differences in their operations. CDI Metal Recycling was formerly in our Clean Technology Segment, which we exited during the third quarter in 2008. CDI Metal Recycling is in its start up phase and has no significant operations. Condensed consolidated information with respect to these reportable segments after giving effect to our decision to exit the clean technology segment for the three and six months ended June 30, 2009 and 2008 are as follows:

For the three months ended June 30, 2009:

(In thousands)	Magnesium	Basic Materials	Consulting	Consolidated

Revenues	$8,091	$10,005	$322	$18,418
Revenues – related party	2,008	-	-	$2,008
	10,099	10,005	322	20,426
Interest income (expense)	19	54	(160)	(87)
Net income (loss) attributable to China Direct Industries, Inc.	(1,126)	56	(1,818)	(2,888)
Segment Assets at June 30, 2009	$45,750	$10,615	$44,449	$100,814

For the three months ended June 30, 2008:

(In thousands)	Magnesium	Basic Materials	Consulting	Consolidated

Revenues	$54,319	$14,982	$6,698	$75,999
Revenues – related party	1,345	-	-	1,345
	55,664	14,982	6,698	77,344
Interest income (expense)	(43)	(29)	215	143
Net income attributable to China Direct Industries, Inc.	3,001	25	4,559	7,515
Segment Assets	$84,883	$10,770	$27,997	$123,650

For the six months ended June 30, 2009:

(In thousands)	Magnesium	Basic Materials	Consulting	Consolidated

Revenues	$11,895	$21,899	$680	$34,474
Revenues – related party	6,637			6,637
	18,532	21,899	680	41,111
Interest income (expense)	(83)	(14)	56	(41)
Net income attributable to China Direct Industries, Inc.	(1,123)	16	(3,236)	(4,343)
Segment Assets	$45,750	$10,615	$44,449	$100,814

For the six months ended June 30, 2008

(In thousands)	Magnesium	Basic Materials	Consulting	Consolidated

Revenues	$98,263	$27,380	$9,016	$134,659
Revenues – related party	2,079	0	0	2,079
	100,342	27,380	9,016	136,738
Interest income (expense)	(63)	(23)	326	240
Net income attributable to China Direct Industries, Inc.	6,757	134	5,303	12,194
Segment Assets at December 31, 2008	$79,015	$10,770	$27,997	$117,782

NOTE 13 - FOREIGN OPERATIONS

As of June 30, 2009 the majority of our revenues and assets are associated with subsidiaries located in the PRC. Assets at June 30, 2009, as well as revenues for the second quarter and six months of 2009 were as follows:

(In thousands)	For the three months ended June 30, 2009
	United States	People’s Republic of China	Total
Revenues	243	18,174	$18,417
Revenues – related party	-	2,008	$2,008
	243	20,182	20,425
Identifiable assets	46,982	53,831	$100,813

(In thousands)	For the six months ended June 30, 2009
	United States	People’s Republic of China	Total
Revenues	601	33,873	$34,474
Revenues – related party	-	6,637.00	$6,637
	601	40,510	41,111
Identifiable assets	46,982	53,831	$100,813

       Assets at June 30, 2008, as well as revenues for the second quarter and six months of 2008 were as follows:

(In thousands)	For the three months ended June 30, 2008
	United States	People’s Republic of China	Total
Revenues	$6,632	$69,367	$75,999
Revenues – related party	-	1,345	1,345
	6,632	70,929	77,344
Identifiable assets	$26,557	$97,093	$123,650

(In thousands)	For the six months ended June 30, 2008
	United States	People’s Republic of China	Total
Revenues	$8,934	$125,725	$134,659
Revenues – related party	-	2,079	2,079
	8,934	128,601	136,738
Identifiable assets	$26,557	$97,093	$123,650

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

The following table sets forth the components of discontinued operations for the six months ended June 30, 2008.

Subsidiaries Held for Sale

For the six months ended June 30, 2008
Revenues	$796,682
Cost of revenues	217,815
Gross profit:	578,867
Selling, general, and administrative	238,022
Operating income	340,845
Other income	(20,058)
Net (loss) income before income tax and non-controlling interest	320,787
Income tax expense	(117,232)
Net income (loss) before non-controlling interest	203,555
Non-controlling interest in income of subsidiary	(130,198)
Net Income	73,357

NOTE 15 – SUBSEQUENT EVENTS

    In accordance with SFAS 165 Subsequent Events we have evaluated all events that occurred after the balance sheet date but before financial statements were available to be issued through August 14, 2009.

In July 2009, we entered into a non-binding letter of intent to form Jinan Zhongsen Machinery Manufacturing Company, Limited, a heavy truck parts manufacturer in the PRC to invest approximately $3.3 million over the next two years to obtain a 45% interest in the venture. The letter of intent is intended to be non-binding and is subject to all necessary due diligence, our board of directors’ approval and execution of definitive agreements.

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

We are on a calendar year, as such the three month period ending June 30, is our second quarter and the six month period ending June 30 is referred to as the “six months”. The year ended December 31, 2008 is referred to as “2008” and the coming year ending December 31, 2009 is referred to as “2009”.

OVERVIEW OF OUR PERFORMANCE AND OPERATIONS

Our Business

We are a U.S. company that manages a portfolio of Chinese entities. We also provide consulting services to Chinese businesses. We operate in three identifiable segments, Magnesium, Basic Materials, and Consulting, in accordance with SFAS No. 131, “Disclosure about segments of an Enterprise and Related Information”. In the fourth quarter of 2006 we established our Magnesium and Basic Materials segments which have grown through acquisitions of controlling interests of Chinese private companies. We consolidate these acquisitions as either our wholly or majority owned subsidiaries. Through this ownership control, we provide management advice as well as investment capital to expand their businesses. We hold a controlling interest in twelve subsidiaries operating in China, five of which comprise our Magnesium segment and five comprise our Basic Materials segment. We have a total of 1,297 full-time employees, of which 1,281 work in the PRC.

Our Magnesium segment is currently our largest segment by revenues and assets. We manufacture and sell pure magnesium and related by-products. We also purchase and resell magnesium products manufactured by third parties. Magnesium is used in a variety of markets and applications due to the physical and mechanical properties of the element and its alloys. Magnesium is the lightest of the structural metals; it is one fourth the weight of steel and two thirds the weight of aluminum. Various forms of magnesium are also used in the manufacture of electronic equipment such as computers, cameras, and cellular phones. Magnesium powder is also used in flares, flashes and pyrotechnics. Global production of magnesium was estimated to be approximately 805,000 metric tons in 2008. China produced an estimated 630,000 metric tons in 2008, of which 160,000 metric tons were consumed domestically. During the second quarter of 2009 our Magnesium segment produced, sold or distributed approximately 4,007 metric tons of magnesium generating revenues of $10.1 million compared to the production, sale and distribution of 14,955 metric tons and revenues of $55.7 million in the second quarter of 2008.

Our Basic Materials segment engages in the sale and distribution of basic resources within Asia. Our Basic Materials segment includes the sale and distribution of a variety of products including (i) industrial grade synthetic chemicals, (ii) steel products (iii) nonferrous metals, and (iv) recycled materials. As well, within this segment we hold the rights to mining properties and are evaluating the economic feasibility of commencing mining and production operations at this site given the current weakness in the market price of zinc and related products. Presently we do not have a timetable for when our mining operations will commence. In the second quarter of 2009 this segment generated revenues of $10.0 million compared to $15.0 million in the second quarter of 2008.

Our Consulting segment provides services to Chinese entities seeking access to the U.S. capital markets. These services include general business consulting, Chinese regulatory advice, translation services, formation of entities in the PRC, coordination of professional resources, strategic alliances and partnerships, advice on effective means of accessing U.S. capital markets, mergers and acquisitions, coordination of Sarbanes-Oxley compliance, and corporate asset evaluations. In the second quarter of 2009 this segment generated revenues of $322,386 compared to $6.7 million in the second quarter of 2008.

Our Performance

Total revenues for the second quarter of 2009 totaled $20.4 million compared to $77.3 million during the second quarter in 2008 and $41.1 million for the six months of 2009 compared to $136.7 million for the six months of 2008. The decreases over the prior comparable periods for the second quarter of approximately 74% and approximately 70% for the six months ended June 30, 2009, were mainly due to the global economic slowdown which has adversely affected the demand for magnesium and to a lesser extent affected our sales of basic materials and revenues in our Consulting segment. Our gross profit (loss) for the second quarter of 2009 totaled ($711,250) compared to $13.5 million in the second quarter of 2008, and $657,566 for the six months of 2009 compared to $23.4 million for the six months of 2008. This decrease in our profit margin was mainly in our magnesium segment due to continued low market prices for magnesium, higher historical costs of raw materials and inventory on hand and the fixed costs of production and higher operating expenses in our Consulting segment.

Our Outlook

Over the course of the last nine months we have witnessed a severe downturn in the demand for and price of our magnesium products due to the continued weakness in the global economy and the effects of a 10% export tax on magnesium products which became effective in January 2008. Furthermore, in 2008 domestic magnesium consumption in China decreased to 160,000 metric tons, the second domestic decline since 2003. The continued weakness in the global economy has reduced demand for magnesium and as a result the average price of magnesium during the second quarter of 2009 was approximately $2,200, down from $2,400 in the first quarter of 2009 and significantly lower than $4,500 average price during the second quarter of 2008. Current magnesium prices have, however, shown signs of stabilization and recovery. As a result, we are evaluating strategic initiatives in our magnesium segment which may involve consolidation of our magnesium holdings, opportunistic acquisitions and potential divestiture of non-strategic assets. Additionally, we have formed International Magnesium Group, Inc. as the vehicle to consolidate our strategic magnesium operations and to create an identifiable brand name to unify our marketing efforts for these operations.

We intend to continue to explore external expansion in our basic materials related businesses in an effort to further diversify our revenue base. An example of this effort is the recent launch of our industrial commodities trading business to leverage our relationships with our strategic partners and subsidiaries in China. We also continue to work with the management of our subsidiaries to identify strategies to maximize their potential within their segment and to the consolidated group. Furthermore, we entered into a non-binding letter of intent to form Jinan Zhongsen Machinery Manufacturing Company, Limited, a heavy truck parts manufacturer in the PRC to invest approximately $3.3 million over the next two years to obtain a 45% interest in the venture. The letter of intent is intended to be non-binding and is subject to all necessary due diligence, our board of directors’ approval and execution of definitive agreements.

The worldwide economic slowdown continues to negatively impact the market price for zinc. At current market prices for zinc, it is not economically feasible for us to commence operations at our zinc property or to complete construction of a planned zinc mining facility. We believe that prices for lead and lead concentrate will remain stable in 2009 because the uses for lead are more widespread than zinc. We will continue to operate as a distributor of steel and nonferrous metals and believe that demand for these materials will increase as worldwide economic activity increases and domestic consumption increases as a result of the November 2008 China domestic stimulus program.

Recycling. We continue to evaluate the feasibility of the development of a proposed facility to create aluminum powder from recycled aluminum. While the current market price of aluminum does not support the economic viability of a recycling operation, we believe aluminum wire recycling will become viable as natural resources continue to be depleted.

While we have made efforts to improve the caliber of the clients within our Consulting segment, the global economy and severe liquidity crisis in the capital markets have created a difficult environment for smaller companies to attract interest in the financial community. Accordingly, we do not anticipate this segment will grow in 2009.

PRC Government Programs. In November 2008, the Chinese government announced a $586 billion domestic economic stimulus program aimed at bolstering economic activity in China. The two year program includes tax rebates, spending in housing, infrastructure, agriculture, health care and social welfare, and a tax deduction for capital spending by companies. In February 2009, China's State Council announced support plans for the country's nonferrous metals and logistics sectors. The support plans include subsidized loans to support technical innovations within the nonferrous metals sector, adjustments to export rebate rates of nonferrous products, and the establishment of a national reserve system for the industry. These programs adopted by the PRC government are aimed towards supporting growth in some of the sectors in which we operate and there have been signs that the program, along with China’s significant foreign currency reserves, has resulted in heavy accelerated spending on building infrastructures and domestic spending on automobiles and appliances. It is, however, difficult to predict if any of our businesses will benefit. It remains to be seen if domestic consumption can compensate for slower worldwide demand, and the impact this will have on our future revenues.

Presentation of Financial Statements. The presentation of the statements of operations included in this Form 10-Q have been modified to allow for the reporting of deductions from net income to arrive at income (loss) applicable to common stockholders. Items reflected in our comprehensive income for the periods reported are now included in our notes to the consolidated financial statements included in this Form 10-Q. In addition, portion of our consolidated financial statements have been reclassified to recognize discontinued operations treatment reflecting the sale of an 81% interest in CDI Clean Technology.

RESULTS OF OPERATIONS

Consolidated revenues and operating expenses by segment for the second quarter and six months of 2009 and 2008 are as follows:

Consolidated Revenues

	For the second quarter of
(Dollars in thousands)	2009		2008
	Revenues	% of Revenues	Revenues	% of Revenues	% increase (decrease)
Magnesium segment	$10,099	49%	$55,665	72%	-82%
Basic materials segment	10,005	49%	14,982	19%	-33%
Consulting segment	322	2%	6,698	9%	-95%
Total consolidated	$20,426	100%	$77,345	100%	-74%

	For the six months ended June 30,
(Dollars in thousands)	2009		2008
	Revenues	% of Revenues	Revenues	% of Revenues	% increase (decrease)
Magnesium segment	$18,532	45%	$100,343	72%	-82%
Basic materials segment	21,899	53%	27,380	19%	-20%
Consulting segment	681	2%	9,016	9%	-92%
Total consolidated	$41,112	100%	$136,739	100%	-70%

Total consolidated revenues for the second quarter of 2009 were $20.4 million, a decrease of 74% compared to the first quarter of 2008, and for the six months of 2009 were $41.1 million, a decrease of 70% compared to the six months of 2008. These decreases were primarily a result of a decrease in revenues within our Magnesium segment as a result of weak world-wide demand for magnesium, a decline in revenues in our Lang Chemical subsidiary, the absence of one-time transaction fees in our Consulting segment in the first quarter of 2009 that we recognized in the second quarter of 2008 and a reduction in recurring consulting fees for the six months of 2009 as a result of the reduction in the market price of the fixed number of securities we received from our client companies as fees. These decreases were partially offset by increases in sales in our Basic materials segment of wood and steel products from our CDI Beijing subsidiary which we acquired in June 2008.

Consolidated Operating Income and Expenses

	For the second quarter of
(Dollars in thousands)	2009		2008
	Amount	% of Revenues	Amount	% of Revenues	% increase (decrease)
Revenues	20,425	-	77,344	-	-74%
Cost of revenues	21,136	103%	63,894	83%	-67%
Gross profit	(711)	-3%	13,450	17%	-105%
Total operating expenses	2,420	12%	2,487	3%	-3%
Operating (loss) income	(3,131)	-15%	10,963	14%	-129%

	For the six months ended June 30,
(Dollars in thousands)	2009		2008
	Amount	% of Revenues	Amount	% of Revenues	% increase (decrease)
Revenues	41,112	-	136,738	-	-70%
Cost of revenues	40,454	98%	113,308	83%	-64%
Gross profit	658	2%	23,430	17%	-97%
Total operating expenses	5,519	13%	4,098	3%	35%
Operating (loss) income	(4,861)	-12%	19,333	14%	-125%

Total consolidated operating loss for the second quarter in 2009 was $3.1 million compared to the operating income during the second quarter of 2008 of $11.0 million, and for the six months of 2009 a loss of $4.9 million compared to operating income of $19.3 million for the six months of 2008. The loss in 2009 compared to the income in 2008 was due primarily to the 82% decrease in revenues in the Magnesium segment, the substantial reduction in the market price of magnesium, higher historical costs of raw materials and inventory on hand relative to current selling prices, the relatively higher costs of magnesium production at lower volumes and increases in our operating expenses related to increases in non-cash stock based compensation expenses, payroll expense and professional fees.

In the second quarter of 2009 our cost of revenues was $21.1 million, a 67% decrease compared to the second quarter of 2008, and for the six months of 2009 was $40.5 million, a decrease of 64% compared to the six months of 2008. These decreases are primarily a result of a decrease in production and raw material costs associated with a reduction in sales volume. Our gross profit margin for the second quarter of 2009 increased to (3%) from 17.4% in the second quarter of 2008. Our gross profit in the second quarter of 2009 was ($711,250), a decrease of $14.2 million compared to the second quarter of 2008, and for the six months of 2009 was $657,566, a decrease of $22.7 million compared to the six months of 2008. The changes in our cost of revenues and gross profit are primarily a result of higher historical costs of raw materials and inventory on hand relative to current magnesium selling prices and fixed production costs within our Magnesium segment.

Operating expenses decreased $66,904 in the second quarter of 2009 compared to the second quarter of 2008, and for the six months of 2009 were $5.5 million, an increase of $1.4 million or 35% compared to the six months of 2008. The decrease in the second quarter was primarily a result of timing differences in sales related expenses. The increase in the six month period was primarily a result of non-cash stock based compensation expenses, payroll expense and professional fees.

Segment Information

A summary of our operating results, by segment, for the second quarter and six month periods of 2009 and 2008 are as follows:

 Three months ended June 30, 2009 and 2008:

(in thousands)	Magnesium		Basic Materials		Consulting		Consolidated
	2009	2008	2009	2008	2009	2008	2009	2008
Revenues	$8,091	$54,320	$10,005	$14,982	$322	$6,698	$18,418	$76,000
Revenues - Related Party	2,008	1,345	-	-	-		2,008	1,345
	10,099	55,665	10,005	14,982	322	6,698	20,426	77,345
Cost of Revenues	11,430	48,845	9,478	14,609	229	440	21,137	63,894
Gross Profit	-1,331	6,820	527	373	93	6,258	(711)	13,451
Total Operatng Expenses	231	506	501	320	1,688	1,661	2,420	2,487
Operating Income (Loss)	$(1,562)	$6,314	$26	$53	$(1,595)	$4,597	(3,131)	$10,964

Six months ended June 30, 2009 and 2008:

	Magnesium		Basic Materials		Consulting		Consolidated
	2009	2008	2009	2008	2009	2008	2009	2008
Revenues	$11,895	$98,264	$21,899	$27,380	$680	$9,016	$34,474	$134,660
Revenues - Related Party	6,637	2,079	-	-	-	-	6,637	2,079
	18,532	100,343	21,899	27,380	680	9,016	41,111	136,738
Cost of Revenues	19,519	85,939	20,662	26,516	273	853	40,454	113,308
Gross Profit	(987)	14,404	1,237	864	407	8,163	657	23,430
Total Operatng Expenses	764	812	1,230	650	3,489	2,636	5,518	4,098
Operating Income (Loss)	$(1,751)	$13,592	$7	$214	$(3,082)	$5,527	$(4,861)	$19,333

Magnesium Segment Operating Results

Revenues. Magnesium segment revenues in the second quarter of 2009 were $10.1 million, a decrease of 82% compared to the second quarter of 2008, and for the six months of 2009 were $18.5 million, a decrease of 82% compared to the six months of 2008. These overall decreases were mainly due to the weak global economy which has reduced demand and prices for magnesium and were partially offset by a $1.7 million increase in sales in the second quarter of 2009 compared to the first quarter of 2009. The average price of magnesium during the second quarter of 2009 was approximately $2,235 compared to $4,791 during the second quarter of 2008, or a decrease of 53%. Contributing to the variance between 2009 and 2008 was higher demand and stockpiling of inventory in 2008 in expectation of production shortages and/or transportation interruptions associated with the 2008 Beijing Olympics.

Revenues – Related Party in the second quarter of 2009 were $2.0 million, an increase of 49% compared to the second quarter of 2008, and $6.6 million for the six months of 2009, an increase of $4.6 million compared to the six months of 2008. These increases were a result of sales at market prices of our excess inventory to a minority shareholder of our Magnesium segment subsidiaries.

In the second quarter of 2009 we produced, sold and distributed approximately 8,292 metric tons of magnesium with an average price of $2,235 per metric ton. In comparison, for the second quarter of 2008 we produced, sold and distributed approximately 29,000 metric tons of magnesium with an average price of $4,791 per metric ton.

Gross Profit (loss). In the second quarter of 2009 gross profit for the segment decreased $8.1 million compared to the second quarter of 2008, and for the six months of 2009 it decreased $15.4 million, compared to the six months of 2008. The gross profit margin for this segment in the second quarter of 2009 was (15.8%) compared to 12.25% for the second quarter of 2008 and for the six months of 2009 it was (5.3%) compared to 14.4% in the six months of 2008. These decreases are primarily a result of price concessions to a major customer, sales of inventory on hand with a higher historical cost relative to current magnesium selling prices and fixed production costs within our Magnesium segment. In particular, in late 2009, we purchased material and finished product in anticipation of the fulfillment of a fixed price supply contract with a major customer. As magnesium prices declined rapidly, we made concessions under this agreement to maintain our long term relationship with this customer that contributed to our lower gross profit.

Operating Expenses. In the second quarter of 2009 Magnesium segment operating expenses were approximately $231,000, a decrease of 54% compared to approximately $506,000 during the second quarter of 2008 primarily a result of the collection of a bad debt previously written off and other adjustments, partially offset by rising operating expenses. Operating expenses for the six months of 2009 were about the same compared to the six months of 2008 while sales were down from $100.3 million to $18.5 million about 80% decrease. Sales were down while the operating expenses were up as a percentage of sales because the Magnesium segments had to absorb the production overhead that was normally included in the cost.

Basic Materials segment

Revenues. In the second quarter of 2009 Basic Materials segment revenues were $10.0 million, a decrease of 33% compared to the second quarter of 2008, and for the six months of 2009 were $21.9 million, a decrease 20% compared to the six months of 2008. Revenues in this segment benefited from the addition of $6.0 million in sales of wood and steel products from CDI Beijing and were partially offset by a decrease in sales of industrial chemical products by Lang Chemical as a result of weak domestic demand for its industrial chemical products.

Gross Profit. In the second quarter of 2009 gross profit for the segment increased to $0.5 million, a gross profit margin of 6% compared to $0.4 million, a gross profit margin of 2.5% for the second quarter of 2008. Gross profit for the six months of 2009 were $1.2 million, a gross profit margin of 5.6% compared to the 4.8% gross profit margin for the six months of 2008. This margin improvement was due primarily to the contribution of CDI Beijing which generated gross margins of 10% in the six months ended June 30, 2009 partially offset by lower margins at Lang Chemical due to increases in shipping costs to customers it incurred as it expands the size of its sales territory.

Operating Expenses. In the second quarter of 2009 Basic Materials segment operating expenses were approximately $501,000 an increase compared to the second quarter of 2008, and for the six months of 2009 were $1.2 million, an increase of 76% compared to the six months of 2008. These increases are primarily a result of increases in operating costs related to CDI Beijing which we acquired in June 2008 and increased operating expenses at Lang Chemical due to increases in shipping costs to customers it incurred as it expands the size of its sales territory.

Consulting segment

Revenues. In the second quarter of 2009 Consulting segment revenues were approximately $322,000 compared to $6.7 million during the second quarter of 2008, and approximately $681,000 for the six months of 2009, a decrease of $8.3 million compared to the six months of 2008. These decreases are mainly due to the absence of $5.39 million in one-time transaction fees in our Consulting segment in the six months of 2009 that we recognized in the six months of 2008 and a reduction in recurring consulting fees for the six months of 2009 as a result of the reduction in the market price of the fixed number of securities we received from our client companies as fees.

Gross Profit. In the second quarter of 2009, gross profit for the segment totaled approximately $93,000  compared to $6.3 million in the second quarter of 2008, and for the six months of 2009 were $680,386 compared to $9 million for the second quarter of 2008 a decrease of 95% and 99%, respectively. This decrease was primarily a result of a decrease in revenues while overhead expenses increased. The gross profit margin in this segment was 23% in the second quarter of 2009 compared to 91% in the second quarter of 2008, and for the six months of 2009 was 59%, a decrease of 36 basis points compared to the six months of 2008. The decrease in the margin was mainly attributable to a reduction in revenues partially offset by a decrease in professional fees associated with this segment as we provided these services internally.

Operating Expenses. In the second quarter of 2009 operating expenses, which include general and administrative expenses for our U.S. headquarters and executive management, were approximately $1.7 million, nearly the same as the second quarter of 2008, and for the six months of 2009 were $3.5 million an increase of 38% compared to the six months of 2008. The increase was mainly due to increases in non-cash stock based compensation expenses, payroll expense, professional fees and approximately $94,000 in severance costs related to the elimination of four employees. The estimated future savings as a result of the elimination of these positions is approximately $250,000 per year.

Total Other (Expense) Income

Total other expense in the second quarter of 2009 was $569,680 compared to total other income of $249,648 in the second quarter of 2008, and for the six months of 2009 total other expense was $684,692 and total other income of $500,664 for the six months of 2008. Interest income is mainly comprised of interest from short-term loans, largely offset by a net realized loss of $79,221 for the quarter ended and $311,932 associated with the sale of marketable securities available for sale during the second quarter of 2009.

Income Tax Expense

Income tax expense for the second quarter of 2009 was $13,492 compared to the income tax expense of $716,791 during the second quarter of 2008, and for the six months of 2009 an income tax benefit of $58,087, compared to an income tax expense of $1.0 million for the six months of 2008. Income tax expense decreased as a result of our net loss of $2.9 million in the second quarter of 2009 compared to net income of $7.5 million in the second quarter of 2008. Our income tax benefit for the six months ended June 30, 2009 was mainly due to our year to date net loss of $4.4 million compared to net income of $12.3 million in the six months of 2008.

Net (Loss) Income

Net loss during the second quarter of 2009 was $2.9 million, a reduction of $10.4 million compared to net income of $7.5 million in the second quarter of 2008. Net loss for the six months of 2009 was $4.3 million, a decrease of $16.6 million compared to net income of $12.3 million for six months of 2008. These decreases are mainly due to the decrease in our total revenues and gross profit margins while our operating expenses remained relatively high due to increases in our operating expenses.

Foreign Currency Translation Gain

The functional currency of our subsidiaries operating in the PRC is the Chinese dollar or Renminbi (“RMB”). The financial statements of our subsidiaries are translated to U.S. dollars using period end rates of exchange for assets and liabilities, and average rates of exchange (for the period) for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations. As a result of these translations, we reported a foreign currency translation loss of $64,083 for the second quarter of 2009 and a gain of approximately $1.3 million for the second quarter of 2008, and for the six months of 2009 a gain of $380,875 and a gain of $3.1 million for the six months of 2008. This non-cash gain had the effect of increasing our reported comprehensive income. See “Note 4 - Comprehensive Income” included in the Notes to our unaudited consolidated financial statements appearing elsewhere in this report.

Unrealized Loss on Marketable Securities Available for Sale, Net of Income Tax

The unrealized loss on marketable securities available for sale, net of income taxes for the second quarter of 2009 totaled $207,261, compared to an unrealized loss of $1.6 million for the second quarter of 2008, and for the six months of 2009 were $2.1 million, compared to an unrealized loss of $3.2 million for the six months of 2008. These declines reflect a reduction in the fair value of securities received from our client companies for consulting services. We believe the declines are due in large part to the overall decline in global market conditions during the first and second quarter of 2009.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At June 30, 2009 our working capital was $33.5 million compared to $37.5 million at December 31, 2008.

Our cash balance at June 30, 2009 totaled $13.8 million, a decrease of approximately $0.4 million over the balance at December 31, 2008. We have commitments of $2.2 million to increase the registered capital of CDI Beijing which will be satisfied from working capital. We have no additional material capital commitments.

The continued implementation of our business model, which includes providing investment capital to augment the growth of our portfolio companies and expand our business through new accretive acquisitions, will in all likelihood require additional capital. On June 15, 2009 we sold 2,702,702 shares of our common stock, at a price of $1.85 per share and warrants to purchase up to an additional 1,351,352 shares of common stock in a registered direct offering. We received gross proceeds of approximately $5,000,000 before placement agent fees of $150,000 and other expenses of the offering of approximately $25,000. In addition, we have formed International Magnesium Group, Inc. as the vehicle to consolidate our strategic magnesium operations and to create an identifiable brand name to unify our marketing efforts for these operations. Accordingly, we may raise additional capital through private or public financing for this initiative and other acquisitions.

We have an effective registration statement on Form S-3 which permits us to sell on a delayed or continuous basis, shares of our common stock or other securities along with certain selling shareholders at any time pursuant to a registration statement that we filed pursuant to Rule 415 under the Securities Act of 1933. The amount of our common stock which we or the selling shareholders are permitted to sell pursuant to our prospectus dated August 1, 2008 is limited to no more than one-third of the aggregate market value, during the period of 12 calendar months prior to the sale, of the voting and non-voting common equity held by non-affiliates of our company. Based on this limitation and subtracting the $5,000,000 raised in our June 15, 2008 offering, as of June 30, 2009, we and the selling shareholders would be limited to selling no more than approximately $7,400,000 of our common stock assuming there were no other sales within a 12 month period and a market price for our common stock of $1.72. We are evaluating our ability to continue to use the Form S-3 registration statement.

The following table provides certain selected balance sheet comparisons between June 30, 2009 and December 31, 2008

	June 30,	December 31,	Increase /
(in thousands)	2009	2008	(decrease)%

Cash	$13,793	$14,205	$(412)	-3%
Marketable securities	5,314	7,730	(2,416)	-31%
Accounts receivable, net	5,874	9,457	(3,583)	-38%
Inventories, net	9,993	8,560	1,433	17%
Prepaid expenses and other assets	6,509	8,127	(1,618)	-20%
Total current assets	51,427	59,742	(8,315)	-14%
Property and equipment, net	44,642	43,456	1,186	3%
Total assets	100,814	107,379	(6,565)	-6%
			-
Accounts payable and accrued expenses	9,737	8,590	1,147	13%
Advances from customers	1,504	1,545	(41)	-3%
Other payables	1,406	1,624	(218)	-13%
Total current liabilities	$17,883	$22,228	$(4,345)	-20%

We maintain cash balances in the United States and China. At June 30, 2009 and December 31, 2008, bank deposits by geographic area, was as follows:

Country	June 30, 2009		December 31, 2008
United States	$8,689,503	63%	$6,640,672	47%
China	5,103,222	37%	7,564,557	53%
Total cash and cash equivalents	$13,792,725	100%	$14,205,229	100%

A substantial portion of our cash balance, approximately $5.1 million at June 30, 2009, is in the form of RMB held in bank accounts at financial institutions located in the PRC. Cash held in banks in the PRC is not insured. The value of cash on deposit in China at June 30, 2009 has been converted based on the exchange rate as of June 30, 2009. In 1996, the Chinese government introduced regulations, which relaxed restrictions on the conversion of the RMB; however restrictions still remain, including but not limited to restrictions on foreign invested entities. Foreign invested entities may only buy, sell or remit foreign currencies after providing valid commercial documents at only those banks authorized to conduct foreign exchanges. Furthermore, the conversion of RMB for capital account items, including direct investments and loans, is subject to PRC government approval. Chinese entities are required to establish and maintain separate foreign exchange accounts for capital account items. We cannot be certain Chinese regulatory authorities will not impose more stringent restrictions on the convertibility of the RMB, especially with respect to foreign exchange transactions. Accordingly, cash on deposit in banks in the PRC is not readily deployable by us for purposes outside of China.

Current assets as of June 30, 2009 totaled $51.4 million, a decrease of 14%, compared to December 31, 2008. This decrease was mainly due to a decrease in prepaid expenses and other current assets including related parties of $5.4 million, a decrease in our accounts receivables of $3.6 million and a reduction in our marketable securities held for sale of $2.5 million partially offset by an increase in inventories of $1.4 million and accounts receivable – related party of $2.7 million. Current liabilities as of June 30, 2009 totaled $17.9 million, a 20% decrease from our December 31, 2008 balance.

A summary of total assets by segment at June 30, 2009 and at December 31, 2008 is as follows:

(Dollars in thousands)	June 30, 2009	December 31, 2008
Magnesium segment	$55,365	$62,646
Basic materials segment	12,825	9,158
Consulting segment	32,624	35,575
Total	$100,814	$107,379

Our accounts receivables and accounts receivables related parties, net of allowances for doubtful accounts, as of June 30, 2009 was $10.2 million, compared to $11.1 million as of December 31, 2008. Although this amount decreased by $0.9 million, our accounts remained high as a result of longer payment terms offered to customers. Our Magnesium and Basic Materials segments generally offer payment terms to its customers of 90 days. We may, however, offer longer payment terms to our customers in order remain competitive and increase sales. Our Consulting segment generally receives full payment in advance for consulting services to be provided, upon entering into a consulting agreement.

Inventories as of June 30, 2009 were $10.0 million, an increase of $1.4 million compared to December 31, 2008. This increase is due primarily to higher magnesium inventories as a result of weak demand and increases in inventory in our Basic Materials segment in anticipation of increased demand. Magnesium inventories accounted for 80% and 91% of consolidated inventory levels at June 30, 2009 and December 31, 2008, respectively.

Prepaid expenses and other current assets consist of prepayments to vendors for inventory, other receivables, loans receivable, assets acquired in the acquisition of Pan Asia Magnesium, VAT tax refunds, and security deposits. Prepaid expenses and other current assets as of June 30, 2009 were $6.5 million compared to $8.1 million at December 31, 2008. This decrease is primarily a result of amortization of the intangible asset that was part of the Pan Asia Magnesium acquisition.

As of June 30, 2009, restricted cash was $1.7 million, a 97% increase compared to December 31, 2008.  Restricted cash is the cash deposited in banks to help secure bank notes that businesses need for various reasons. Lang Chemical currently issued a promissory note in the amount of $2.0 million secured by restricted cash of $800,000.

Investment in marketable securities decreased by $2.5 million in the second quarter compared to December 31, 2008. This 33% decrease was due to the decrease in the fair market value of our securities available for sale.

Property plant and equipment increased by $1.2 million as of the second quarter compared to December 31, 2008. This increase was due to additional equipment Golden Magnesium acquired in 2009.

   As of June 30, 2009, property use rights, net of allowances, increased by 117% compared to December 31, 2008. The increase is due to a reclassification of $689,087, net of accumulated amortization of $41,394,  from Pre-paid expenses to land use rights to reflect Senrun Coal’s contribution of land use rights to Golden Magnesium pursuant to the November 11, 2006 joint venture agreement entered into among the parties. Pursuant to these land use rights which permit construction of a magnesium production plant capable of producing up to 20,000 tons of magnesium alloy products per year, Golden Magnesium built its magnesium production plant on this land. The land use rights expire in 2057.

Accounts payable and accrued expenses were $9.7 million in 2009, an increase of $1.2 million compared to $7.5 million in 2008. Accounts payable and accrued expenses represent payables associated with the general operation of each segment, including accrued payrolls. Advances from customers represent prepayments for products, which have not yet been shipped. The increase was primarily attributable to increased inventory purchases in our Basic Materials segment.

Accounts Payable related party as of June 30, 2009 was $1.6 million, a decrease of $5.9 million compared to $7.5 million at December 31, 2008. This decrease was a result of payment or satisfaction of the amounts due to Pine Capital in the amount of $2.9 million and Wheaton Group in the amount of $3.0 million.

CONSOLIDATED STATEMENT OF CASH FLOWS

As of June 30, 2009, our net decrease in cash totaled $412,504 and was comprised of $2.8 million used in operating activities, $1.8 million used in investing activities, $3.8 million provided by financing activities, and the effect of prevailing exchange rates on our cash position of a positive $413,591.

Cash Used in Operating Activities

Net cash used in operating activities for the six months of 2009 totaled $2,795,117 which was primarily due to our net loss during the six months of 2009 of $4.3 million, a decrease in our accounts payable and accounts payable-related parties of $6.0 million, and an increase in inventories of $1.4 million. These amounts were mainly offset by a decrease in prepaid expenses and prepaid expenses-related parties of $6.0 million, a net decrease in accounts receivable and accounts receivable - related party of $1.0 million, our non-cash charges in depreciation and amortization of $1.5 million, and stock-based compensation of $1.1 million.

As of June 30, 2008 cash used inoperations of $2.8 million included our net income of $12.3 million, our non-cash charges for depreciation and amortization of $962,281, and stock-based compensation of $0.8 million, an increase in accounts payable and accrued expenses of $2.6 million, and an increase in other payables of $1 million. These increases in cash funds provided were partially offset by an increase in inventories of $6.9 million, an increase in prepaid expenses and other assets of $4.9 million, and an increase in accounts receivable of $14.7 million.

Cash Provided by (Used in) Investing Activities

Net cash used in investing activities as of June 30, 2009 totaled $1,849,628. Cash used was comprised of purchases of property plant and equipments of $2.9 million, partially offset by payments received from loans granted to related party of $546,881 and $483,723 of proceeds from the sale of marketable securities.

Net cash used in investing activities as of June 30, 2008 totaled $8.6 million. Cash used was comprised of purchases of property plant and equipments of $7.4 million, an increase in loans receivable of $1.1 million, and payments of loans to related party of $1.6 million. These were partially offset by proceeds from the sale of marketable securities of $428,395.

Cash Used in Financing Activities

Net cash provided by financing activities as of June 30, 2009 was $3.8 million. Cash provided by financing activities was mainly comprised of proceeds from sale of common stock of $5.0 million, proceeds from loans payable of $0.9 million, and capital contributions from minority owners of $0.7 million. These were partially offset by $1.7 million of payment for stock split/forward and stock repurchase, and $0.8 million increase in restricted cash.

Net cash provided by financing activities as of June 30, 2008 was $14.0 million. Cash provided by financing activities was mainly comprised of proceeds from sale of preferred stock of $13.0 million, proceeds from exercise of warrants and options of $2.8 million. These were partially offset by a decrease in due to related party of $2.6 million, a decrease in loans payable of $1.9 million, and $1.5 million in offering expenses.

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

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities” ("SFAS 161”). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We have evaluated the requirements of SFAS 161 and it had no impact on the preparation of our consolidated financial statements as of March 31, 2009.

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

•	Our ability to comply with the United States Foreign Corrupt Practices Act which could subject us to penalties and other adverse consequences.
•	Limits under the Investment Company Act of 1940 on the value of securities we can accept as payment for our business consulting services.
•	Our acquisition efforts in future periods may be dilutive to our then current shareholders.
•	The risks and hazards inherent in the mining industry on the operations of our basic materials segment.
•	The effect of changes resulting from the political and economic policies of the Chinese government on our assets and operations located in the PRC.
•	The impact of Chinese economic reform policies.
•	The influence of the Chinese government over the manner in which our Chinese subsidiaries must conduct our business activities.
•	The impact on future inflation in China on economic activity in China.
•	The impact of any recurrence of severe acute respiratory syndrome, or SAR’s, or another widespread public health problem.
•	The limitation on our ability to receive and use our revenues effectively as a result of restrictions on currency exchange in China.
•	Our ability to enforce our rights due to policies regarding the regulation of foreign investments in China.
•	Recent substantial declines in the market price for shares of our common stock and continued highly volatile and wide market price fluctuations.
•	The impact on our stock price due to sales of our stock by existing shareholders and stock option and warrant exercises and sales of shares of stock exercised pursuant to stock options.
•	Possible claim for underwriting fees and expenses.

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

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than Renminbi are included in the results of operations as incurred. Gains and losses from foreign currency transactions are included in the results of operations. There were no material transaction gains or losses for the six months ended June 30, 2009.

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

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer who serves as our principal executive officer and our Controller and Internal Audit Manager who serves as our principal financial and accounting officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of the period ended June 30, 2009 (the “Evaluation Dates”). Based on this evaluation, and as described below under “Changes in Internal Control over Financial Reporting”, we indentified material weaknesses in the lack of controls over the accounting for cash receipts and disbursements and related party transactions as previously reported and control deficiencies at one of our subsidiaries that resulted in a delay in the preparation of its financial statements. Because of these material weaknesses, which are in the process of being remediated as described below under “Changes in Internal Control over Financial Reporting”, our management, including our Chief Executive Officer and our Controller and Internal Audit Manager, concluded that our disclosure controls and procedures were not effective as of June 30, 2009, which is the end of the period covered by this report.

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

•	The lack of an integrated financial accounting system to collect and record data across all of our subsidiaries; and
•
Management at one of our foreign majority controlled subsidiaries continues to fail to provide adequate oversight to ensure the timely completion of its financial statements and did not engage in adequate communication with our management to inform them of their lack of progress.

Although these material weaknesses did not result in a material misstatement for the period ended June 30, 2009 or any prior periods, the lack of controls over the accounting for cash receipts and disbursements and related party transactions did result in accounting adjustments in prior periods and a reasonable probability that a material misstatement of income or expenses in our annual or interim financial statements would not have been prevented or timely detected. In addition, the control deficiencies at one of our subsidiaries resulted in a delay in the preparation of its financial statements, limited our ability to perform a thorough review of this subsidiary’s financial statements and supporting financial statement disclosure schedules independent of the preparer.

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

•
We are in the process of implementing an initiative to ensure the importance of internal controls and compliance with established policies and procedures are fully understood throughout the organization. These initiatives will be managed by our Controller and Internal Audit Manager;

•	Our board of directors is evaluating the adoption of a Related Person Transaction Policy to govern our accounting and internal control procedures and policies;
•	We are in the process of implementing a financial software system both in our U.S. office and in our subsidiaries to standardize the process and access to financial reports on a timely manner;
•	Provide training to our employees to ensure these procedures are properly performed; and
•
We will evaluate our strategic alternatives related to Pan Asia Magnesium including, among other things, appointment of new management or a sale of our interest or other transactions in light of the performance of this entity and difficulties we have encountered with its management concerning strict compliance with our accounting policies and procedures.

Except as described above, there were no changes in our internal control over financial reporting during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management, including our Chief Executive Officer and our Controller and Internal Audit Manager, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors

Risk factors describing the major risks to our business can be found under Item 1A, “Risk Factors”, in our Annual Report on Form 10-K for the year ended December 31, 2008. Except as provided for below. there has been no material change in our risk factors from those previously discussed in the Annual Report on Form 10-K:

The sale of our common stock in our June15, 2009 offering will result in the reset of the exercise price of certain outstanding warrants and our Series A Convertible Preferred Stock.

Included in our outstanding warrants are warrants to purchase 143,750 shares of our common stock with an exercise price of $8.00 per share. We also have 1,006 shares of our series A convertible preferred stock outstanding that are convertible into 143,750 shares of our common stock at a conversion price of $7.00 per share. The terms of these warrants and preferred stock provide that if we sell common stock at a price per share less than the then exercise price of the warrants or the conversion price of the preferred stock, then we are required to reduce the exercise price of those warrants and the conversion price of the series A convertible preferred stock to the lower price of the subsequent sale. Because the market price of our common stock in our June 15, 2009 offering is less than the exercise price of the $8.00 per share warrants, the sale of shares of our common stock in our June 15, 2009 offering will result in a reduction of the exercise price of those outstanding warrants which will reduce the proceeds we might receive from their possible exercise. Also, because the market price of our common stock in our June 15, 2009 offering is less than the conversion price of our series A convertible preferred stock, the sale of shares of our common stock in June 15, 2009 offering will result in a reduction of the conversion price of the outstanding preferred stock which will dilute our existing shareholders upon conversion.

Possible Claim for Underwriting Fees and Expenses.

In addition to any fees we pay Rodman & Renshaw, LLC in connection with our June 15, 2009 offering, we may be obligated to pay additional fees associated with that offering to our former investment banker. If our former investment banker makes a claim for a fee in connection with our June 15, 2009 offering, we intend to dispute such claim. If we are unsuccessful in disputing such claim, the costs of the June 15, 2009 offering may be higher than the amounts set forth in our June 15, 2009 prospectus supplement.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Recent Sales of Unregistered Securities

During the second quarter of 2009 we issued 21,000 shares of our common stock to Bazelon Less & Feldman, P.C. as compensation for services it provided to us. The shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933 since the issuance by us did not involve a public offering. The issuance was not a "public offering" as defined in Section 4(2) of the Securities Act of 1933 due to the insubstantial number of persons involved, size of the offering, manner of the offering and number of shares issued. In addition, the recipient had the necessary investment intent as required by Section 4(2) of the Securities Act since it agreed to allow us to include a legend on the shares issued stating that such shares are restricted pursuant to Rule 144 of the Securities Act of 1933. Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act of 1933 for this issuance.

(b) Issuer Purchases of Equity Securities

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

(a)	The Annual Meeting of Shareholders (the Annual Meeting”) of the Company was held on May 29, 2009, in Deerfield Beach, Florida.

(b)	The following directors were elected at the Annual Meeting:

Yuejian (James) Wang
Yuwei Huang
David Barnes
Sheldon Steiner
Philip Y. Shen, Ph.D.

(c)	The shareholders voted at the Annual Meeting on the following matters:

1.	The vote on the election of directors to serve until the next annual meeting of shareholders or until their successors are duly elected and qualified was as follows:

	Votes Cast
	For	Against	Withheld
Yuejian (James) Wang	11,926,796	139,685	185,046
Yuwei Huang	11,846,515	132,860	272,152
David Barnes	11,685,197	151,665	335,020
Sheldon Steiner	11,679,475	151,665	420,087
Philip Y. Shen, Ph.D.	11,907,201	150,985	193,341

2.	The vote on the ratification of the appointment of Sherb & Co., LLP as our independent registered public accounting firm for the year ending December 31, 2009 was as follows:

For	Against	Withheld

12,193,170	44,557	13,800

3.	The vote on the approval of our name change from China Direct, Inc. to China Direct Industries, Inc. was as follows:

Votes Cast

For	Against	Broker Non-Votes	Withheld

12,209,369	35,358	0	6,800

Item 5.	Other Information.

On August 13, 2009, our board of directors approved a resolution changing the our fiscal year end to September 30th of each year pursuant to the board of director’s authority provided for in Section 10.03 of the company’s by-laws. Previously, our fiscal year ended on December 31 of each year. The change in fiscal year end was made to avoid conflicts and delays that affect our China based subsidiaries which occur as a result of the observance and celebration of the Chinese New Year.  We will file a transition report for the transition period from January 1, 2009 through September 30, 2009 on a Form 10-K.

Item 6.	Exhibits

Exhibit No.		Description of Exhibit

1.1
Engagement Letter dated June 15, 2009 between the China Direct Industries, Inc. and Rodman & Renshaw, LLC (incorporated herein by reference to Exhibit 1.1 as part of the Company’s Current Report on Form 8-K filed with the Commission on June 17, 2009 (Commission File No. 001-33694)).

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

4.2
Form of common stock purchase warrant (incorporated herein by reference to Exhibit 10.2 as part of the Company’s Current Report on Form 8-K filed with the Commission on June 17, 2009 (Commission File No. 001-33694)).

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
Employment Agreement dated August 7, 2008 between China Direct, Inc. and David Stein (incorporated herein by reference to Exhibit 10.24 filed as a part of the Company?痵 Form 10-Q filed with the Commission on August 8, 2008 (Commission File No. 001-33694)).

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
Option Agreement dated August 16, 2006 between China Direct, Inc. and Marc Siegel (incorporated herein by reference to Exhibit 10.2 filed as a part of the Company?痵 Form S-8 filed with the Commission on November 11, 2007 (Commission File No. 333-147603)).

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

10.46	+	Severance Agreement dated May 23, 2008 between China Direct, Inc. and Lazarus Rothstein.*
10.47
Form of Securities Purchase Agreement dated as of March 23, 2009 between the Company and the Purchasers (incorporated herein by reference to Exhibit 10.1 as part of the Company’s Current Report on Form 8-K filed with the Commission on June 17, 2009 (Commission File No. 001-33694)).

31.1		Section 302 Certificate of Chief Executive Officer. *
31.2		Section 302 Certificate of Principal Financial and Accounting Officer.*
32.1		Section 906 Certificate of Chief Executive Officer and Principal Financial and Accounting Officer.*

+	Management contract or compensatory plan or arrangement.
*	Filed herewith.

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA DIRECT INDUSTRIES, INC.

Date: August 14, 2009	By: /s/ Yuejian (James) Wang
Yuejian (James) Wang,
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2009	By: /s/ Huaqin (Kim) Chen
Huaqin (Kim) Chen,
Controller and Internal Audit Manager
(Principal Financial and Accounting Officer)