Form 10-K
period 2009-09-30
China Direct Industries, Inc.
filed 2010-01-04
CIK 1088787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
(Mark One)
Form 10-K

☐ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

or

 ☑  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from January 1, 2009 to September 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes ☑ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

 Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. $27,677,561 on March 31, 2009.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 27,420,873 shares of common stock are issued and outstanding as of December 24, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement relating to its 2009 Annual Meeting of Shareholders, to be filed no later than 120 days after the close of the Registrant’s year ended September 30, 2009, are hereby incorporated by reference in Part III of this Transition Report on Form 10-K.

- i -

INDEX OF CERTAIN DEFINED TERMS USED IN THIS REPORT

Change in Fiscal Year

Effective August 13, 2009, we changed our fiscal year end from December 31 to September 30. We have defined various periods that are covered in this report as follows:

•	“2009 transition period” — January 1, 2009 through September 30, 2009.
•	“first nine months of 2008” — January 1, 2008 through September 30, 2008.
•	“fiscal 2010” — October 1, 2009 through September 30, 2010.
•	“fiscal 2008” — January 1, 2008 through December 31, 2008.
•	“fiscal 2007” — January 1, 2007 through December 31, 2007.

When used in this report the terms:

•	"China Direct Industries”, "we”, "us” or “our” refers to China Direct Industries, Inc., a Florida corporation, and our subsidiaries;
•	“CDI China”, refers to CDI China, Inc., a Florida corporation, and a wholly owned subsidiary of China Direct; and
•	“PRC” refers to the People’s Republic of China.

Magnesium Segment

•	“Chang Magnesium”, refers to Taiyuan Changxin Magnesium Co., Ltd., a company organized under the laws of the PRC and a 51% majority owned subsidiary of CDI China;
•	“Chang Trading”, refers to Taiyuan Changxin YiWei Trading Co., Ltd., a company organized under the laws of the PRC and a wholly owned subsidiary of Chang Magnesium;
•	“Excel Rise”, refers to Excel Rise Technology Co., Ltd., a Brunei company and a wholly owned subsidiary of Chang Magnesium;
•	“CDI Magnesium”, refers to CDI Magnesium Co., Ltd., a Brunei company and a 51% owned subsidiary of Capital One Resources;
•	“Asia Magnesium”, refers to Asia Magnesium Co. Ltd., a company organized under the laws of Hong Kong and a wholly owned subsidiary of Capital One Resource;
•	“Golden Magnesium”, refers to Shanxi Gu County Golden Magnesium Co., Ltd., a company organized under the laws of the PRC and a 52% owned subsidiary of Asia Magnesium;
•	“Pan Asia Magnesium”, refers to Pan Asia Magnesium Co., Ltd., a company organized under the laws of the PRC and a 51% owned subsidiary of CDI China;
•
“Baotou Changxin Magnesium”, refers to Baotou Changxin Magnesium Co., Ltd., a company organized under the laws of the PRC; a 51% owned subsidiary of CDI China, and a 39% owned subsidiary of Excel Rise, effectively China Direct holds a 70.9% interest.

•	“IMG” or “International Magnesium Group”, refers to International Magnesium Group, Inc., a Florida corporation and a 100% owned subsidiary of China Direct Industries.
•	“IMTC” or “International Magnesium Trading”, refers to International Magnesium Trading Corp., a company organized under the laws of Brunei and a 100% owned subsidiary of CDI China.

Basic Materials Segment

•	“Lang Chemical”, refers to Shanghai Lang Chemical Co., Ltd. a company organized under the laws of the PRC and a 51% owned subsidiary of CDI China;
•	“CDI Jingkun Zinc”, refers to CDI Jingkun Zinc Industry Co., Ltd., a company organized under the laws of the PRC and a 95% owned subsidiary of CDI Shanghai Management;
•	“CDI Jixiang Metal”, refers to CDI Jixiang Metal Co., Ltd., a company organized under the laws of the PRC and a wholly owned subsidiary of CDI China;
•	“CDI Metal Recycling”, refers to Shanghai CDI Metal Recycling Co., Ltd., a company organized under the laws of the PRC and an 83% owned subsidiary of CDI Shanghai Management; and
•	“CDI Beijing” refers to CDI (Beijing) International Trading Co., Ltd., a company organized under the laws of the PRC and a 51% owned subsidiary of CDI Shanghai Management.
•	“CDII Trading” refers to CDII Trading, Inc., a Florida corporation and a 100% owned subsidiary of China Direct Industries.

- ii -

Consulting Segment

•	“China Direct Investments”, refers to China Direct Investments, Inc., a Florida corporation, and a wholly owned subsidiary of China Direct;
•	“CDI Shanghai Management”, refers to CDI Shanghai Management Co., Ltd., a company organized under the laws of the PRC and a wholly owned subsidiary of CDI China; and
•	“Capital One Resource”, refers to Capital One Resource Co., Ltd., a Brunei company, and a wholly owned subsidiary of CDI Shanghai Management.

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

Overview

We are a U.S. company that manages a portfolio of Chinese entities. We also provide consulting services to Chinese businesses. We operate in three identifiable business segments: Magnesium, Basic Materials and Consulting. In the fourth quarter of fiscal 2006, we established our Magnesium and Basic Materials segments which have grown in fiscal 2007 and fiscal 2008 through acquisitions of controlling interests of Chinese private companies. We consolidate these acquisitions as either our wholly or majority owned subsidiaries. Through this ownership control, we provide management advice, business development services, strategic planning, macroeconomic industry analysis and financial management seeking to improve the quality and performance of each portfolio company. We also provide our subsidiaries with investment capital to expand their businesses.

In our Magnesium segment, our largest segment, we produce, sell and distribute pure magnesium ingots, magnesium powders and magnesium scraps.

In our Basic Materials segment, we sell and distribute a variety of products including industrial grade synthetic chemicals, steel products, non ferrous metals, recycled materials, and industrial commodities. This segment also includes our zinc ore mining property and zinc concentrate distribution businesses which have not commenced operations.

In our Consulting segment, we provide a suite of consulting services to U.S. public companies that operate primarily in China. The consulting fees we charge vary based upon the scope of the services to be rendered.

Our corporate headquarters are in Deerfield Beach, Florida which houses the U.S. executive and administrative team that guides our overall operations. Our U.S. office employs both English and Chinese speaking business and accounting staff and our legal and other executive management. These professionals focus on due diligence, business development, finance, accounting and compliance with the reporting requirements of the Securities and Exchange Commission (“SEC”) and other applicable laws in the U.S. and the PRC.

Magnesium Segment

We operate three magnesium facilities in China that produce and/or distribute magnesium products such as pure magnesium ingots, magnesium powders, granules and alloy. In the 2009 transition period revenues from this segment were $26.7 million, including revenues of $11.5 million from related parties, and represented 38.9% of our total consolidated revenues. In the first nine months of 2008 revenues from this segment were $129.6 million, including revenues of $3.1 million from related parties, and represented 70.6% of our total consolidated revenues.

Magnesium is the third most commonly used structural metal, following steel and aluminum, and is used in the manufacturing process of steel and titanium. Magnesium is the lightest and strongest of the structural metals; it is one fourth the weight of steel, two fifths the weight of titanium and two thirds the weight of aluminum. Due to its light weight and high strength, magnesium and magnesium related products have a variety of technological and consumer applications. Magnesium alloys which are produced from the magnesium we make, are used in aircraft and automobile parts. In addition, magnesium in various forms is used in the manufacture of electronic equipment such as computers, cameras and cell phones. Magnesium powder is used as desulphurizer that removes sulfur in the production of steel.

Our magnesium production facilities are located in the Shanxi Province and Inner Mongolia, China. These regions are rich in natural resources such as dolomite and ferrosilicon, the primary raw materials used to produce pure magnesium. In addition, these areas have vast deposits of coal. Our magnesium facilities in the Shanxi Province utilize waste gas to fuel their furnaces. The waste gas is a by-product in the processing of coal into coke. This utilization of waste gas as an energy source is less expensive than burning coal. Additionally, the use of waste gas is a more environmentally friendly source of energy compared to magnesium producers who burn coal to fuel their furnaces. Our magnesium facility in Inner Mongolia burns coal in order to generate coke gas to fuel its furnaces.

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

Our Magnesium segment utilizes a production method known as the silicothermic manufacturing process, sometimes referred to as the ‘pigeon process’, as the primary production method of its magnesium products. The pigeon process, a common method employed in China, offers several advantages including reduced costs and production cycles. From an environmental perspective the process is beneficial when compared with alternative production methods. In addition, all of our facilities utilize high temperature air combustion technology, also known as flameless combustion in an attempt to further reduce production costs.

We produced, sold and distributed approximately 11,775 metric tons of magnesium in the 2009 transition period. As of September 30, 2009, we have total annual magnesium production capacity of 42,000 metric tons. In the 2009 transition period, we expanded Chang Magnesium from 8,000 metric ton capacity to 10,000 metric ton capacity. In addition, we expanded the capacity at Baotou Changxin Magnesium from 12,000 to 20,000 tons as of the end of the 2009 transition period. In the 2009 transition period our average selling price of magnesium was approximately $2,270 per metric ton as compared to $3,390 per metric ton in the first nine months of fiscal 2008.

Magnesium Segment Initiatives

Since late fiscal 2006 we have invested approximately $20.5 million in this segment to acquire a controlling interest in our Magnesium segment. Additionally we began to restructure our senior management in the 2009 transition period to add personnel with magnesium operating experience in the PRC. As a result, Yuwei Huang was appointed executive vice president for the Magnesium segment and as a member of our board of directors. Mr. Huang has served as chief executive officer of Chang Magnesium since June 2006 and has over 15 years of experience in the production and sale of magnesium in the PRC.  He is the principal owner of the minority shareholder in our magnesium production subsidiaries and an owner of several other magnesium factories in China.

The continuing effects of the global economic slowdown throughout the 2009 transition period substantially affected demand from key end markets such as steel production, parts die casting for the automobile industry, and aluminum alloying. As a result, management responded by reducing our Magnesium segment workforce and idling facilities to reduce expenses. We have seen, however, an improvement in quoting activity and a stabilization in prices late in the 2009 transition period and believe this improvement will carry into fiscal 2010. Management plans to restart production at certain locations to further ramp up production in fiscal 2010.

Additionally, with the worldwide, and more specifically, the Chinese economy showing signs of rebounding, management has undertaken or is evaluating several key initiatives to continue the expansion into magnesium begun in fiscal 2006. In an effort to move into the next phase of growth for our Magnesium segment, management is currently considering a plan to further consolidate our Magnesium segment holdings as well as acquire additional operations owned or controlled by Yuwei Huang. Toward that end we signed a non-binding letter of intent in October, 2009 outlining the proposed targets and are currently in the process of reviewing the operations, performing necessary due diligence and evaluating financing options. Additionally, as it is our intention to focus on our magnesium operations associated with Mr. Huang, our board of directors committed to a plan to sell our interest in Pan Asia Magnesium and present it as a discontinued operation beginning with our financial statements for the fiscal year ended September 30, 2009. On December 29, 2009, our audit committee approved the establishment of a $7.2 million reserve for a contingent loss from discontinued operations. Should we be unable to negotiate an amicable resolution of our dispute, we will take appropriate legal action in China which may include a court supervised dissolution and audit of Pan Asia Magnesium in addition to appropriate legal action against its noncontrolling Chinese shareholders and Mr. Zhao based upon the findings in an audit. See Note 17 – Commitments and Contingencies to our consolidated financial statements included in this report.

We intend to brand our current magnesium operations and planned acquisitions under our International Magnesium Group (“IMG”) subsidiary. We intend to promote our IMG brand as the premier global source for quality and reliability for magnesium related products. We also intend to expand our domestic and international sales capabilities under the IMG brand to create a cohesive and unified worldwide marketing effort for our production and distribution operations. We believe these actions will allow us to become more effective in our global sales efforts and a strong, reliable source of greater quantities of magnesium needed to meet the needs of customers in the automotive, aerospace, transportation and consumer electronics industries. In addition, we believe the launch of the IMG brand will enable us to fully realize the value of our magnesium holdings in the future.

Sources and Availability of Raw Materials

We obtain dolomite and ferrosilicon, the primary raw materials used to produce pure magnesium and waste gas used to fuel our magnesium producing furnaces from a variety of sources including mining companies, coke refineries who produce waste gas as a by-product in the production of coke, washing coal, coal tar, sulfur, ammonium sulfate and benzene. We have a fixed price supply agreement for a specified quantity of waste gas for our Golden Magnesium facility which expires in August 2027. In the 2009 transition period, we have two suppliers that accounted for over 10% of the purchases of finished goods for resale and raw materials used in magnesium production, Pine Capital Enterprises, Inc., a related party, and China Shanxi Xinghua Cun International Trading Co. We purchase dolomite and ferrosilicon on a purchase order basis from local suppliers at market prices based on our production requirements.

We believe we will have access to sufficient dolomite, ferrosilicon and gas to meet our needs for the foreseeable future.

Basic Materials Segment

In our Basic Materials segment, we sell and distribute a variety of products in Asia including industrial grade synthetic chemicals, steel products, non ferrous metals, recycled materials and industrial commodities. This segment also includes our zinc mining property and zinc concentrate distribution businesses which have not commenced operations. In the 2009 transition period our Basic Materials segment generated revenues of $41.1 million, representing approximately 60% of our total consolidated revenues. In the first nine months of 2008 revenues from this segment were $39.5 million and represented 21.5% of our total consolidated revenues.

Distribution of Synthetic Chemicals and Basic Resources. We act as a third party agent in the sale and distribution of industrial chemicals which are employed as raw materials in the production of a variety of finished products such as paint, glue, plastics, textiles, leather goods as well as various medical products. We sell and distribute four primary product categories of industrial grade synthetic chemicals, glacial acetic acid and acetic acid derivatives, acrylic acid and acrylic ester, vinyl acetate-ethylene (“VAE”) and polyvinyl alcohol (“PVA”). We also sell and distribute steel and non-ferrous metals such as aluminum, zinc and lead in China.

In July 2009, we launched CDII Trading. CDII Trading is engaged in the global purchase and sale of industrial commodities which includes mineral ores, non-ferrous metals, scrap metals, rare metals, petrochemicals, and other related commodities. CDII Trading also markets products from our other business units as well as some of our consulting clients by leveraging our relationships with buyers in China and abroad with worldwide suppliers we source.

Recycling. In fiscal 2007 we operated a Clean Technology segment which primarily focused on a process to recycle waste tires into tire derived fuel. While management believes in the long term viability of this technology, falling fuel prices have reduced the demand for alternative energy sources. In the third quarter of fiscal 2008, we elected to exit the alternative energy and recycling business conducted by CDI Clean Technology and its subsidiaries, CDI Wanda and Yantai CDI Wanda, and the Company now owns a minority interest in these operations.

We are evaluating the feasibility of continuing the development of a proposed facility to create aluminum powder from recycled aluminum. While the market price of aluminum did not support the economic viability of a recycling operation in the 2009 transition period, we believe aluminum wire recycling will become viable as natural resources continue to be depleted. Additionally, this operation possesses a license to import metal into China and management is evaluating the potential use of this license for additional purposes within the organization. This subsidiary was consolidated with our Basic Materials segment in the first quarter of the 2009 transition period.

Zinc Ore Mining and Distribution Operations. We hold mining rights to approximately 51 acres located in the Yongshun Kaxi Lake Mining area which is known to hold zinc ore. The mining rights we obtained from the Ministry of Land and Resources in 2004 allow for the mining of an aggregate of 10,000 metric tons of zinc ore per year. As of the date of this report, we have not commenced operations or established a reserve on this property. We also have a distribution agreement to distribute zinc concentrate for a zinc processing company that was suspended as a result of current weakness in the market price of zinc and zinc-related products in fiscal 2008.

Management is currently re-negotiating its zinc concentrate distribution agreement and evaluating strategic alternatives for these two operations including the partial or full sale of its interest in these businesses, the launch of operations in fiscal 2010 or potential joint venture partners to operate the mining and distribution operations. Presently we do not have a timetable for when or if these operations will commence, be operated or sold.

Consulting Segment

In our Consulting segment, we provide a suite of consulting services to U.S. public companies that operate primarily in China. We currently have service contracts with various clients who conduct business in China or seek to conduct business within China. We generate revenues by providing consulting services in the areas of financing structures and arrangements, mergers, acquisitions and other business transactions, identifying potential areas of growth, translation services, managing and coordinating all necessary government approvals and licenses in the PRC, marketing services, investor relations services, and coordination of the preparation of required SEC filings.

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

Our Consulting segment was also affected by the global economic slowdown and during the course of the 2009 transition period as our revenues in this segment were $0.81 million compared to $14.5 million in the first nine months of fiscal 2008. As markets have rebounded and the environment for small to medium sized companies in China has improved we intend to pursue the addition of clients in fiscal 2010, focusing on emerging companies with greater potential for growth and profitability who are in need of business development and consulting services and capital.

EMPLOYEES

As of November 30, 2009 we have approximately 515 full time employees, including 16 employees in the United States and 499 employees in the PRC. We believe we have good working relationships with our employees. We are currently not a party to any collective bargaining agreements.

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

Executive Officers of the Company

The following sets forth the names and ages of each of our executive officers as of September 30, 2009 and the positions they hold:

Name	Age	Position with the Company
Yuejian (James) Wang, Ph.D	47	Chairman, President and Chief Executive Officer
Andrew X. Wang	47	Executive Vice President and Chief Financial Officer
Yuwei Huang	54	Executive Vice President - Magnesium
Lazarus Rothstein	51	Executive Vice President, General Counsel and Secretary

Each of our executive officers holds office for such term as may be determined by our board of directors. Set forth below is a brief description of the business experience of each of our executive officers.

Yuejian (James) Wang, Ph.D. has served as our CEO and Chairman of the board of directors since August 2006. Dr. Wang, a co-founder of China Direct Investments, has served as its CEO and Chairman of its board of directors since its inception in January 2005. Dr. Wang has also been a member of the board of directors of CIIC Investment Banking Services (Shanghai) Company Limited from since June 2004 to 2007. From 2001 to 2004, he was President and Chairman of the board of directors of Jiangbo Genesis Pharmaceuticals Enterprises, Inc. (formerly Genesis Pharmaceuticals Enterprises, Inc.) (OTCBB: JGBO). From 2000 until 2001, Dr. Wang was President, Chief Operating Officer and director of China Net & Technologies, Inc., a technology firm. From 2000 until 2001, Dr. Wang was Vice President, Chief Operating Officer and director of Ten Sleep Corporation, a California-based integrated Internet company that acquired and licensed technology, identified, acquired and developed development-stage technology and service entities and focused on the internet infrastructure market-PC, application-ready devices. From January 2000 until November 2000, Dr. Wang was President of Master Financial Group, Inc., a St. Paul, Minnesota-based company which was a wholly-owned subsidiary of Ten Sleep Corporation that provided consulting services for small private and public entities in the area of corporate finance, investor relations and business management. Between 1997 and 2000, Dr. Wang was a research scientist and Assistant Professor, Lab Director at the University of Minnesota, School of Medicine. Dr. Wang received a Bachelor of Science degree from the University of Science and Technology of China in He Fei, China in 1985, a Master of Science Degree from the Shanghai Second Medical University, Shanghai, China in 1988, and his Ph.D. degree from the University of Arizona in 1994.

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

Andrew X. Wang has served as Executive Vice President and Chief Financial Officer of the Company since December 2009 and from August of 2009 through early December 2009 as a consultant to the Company.  As a consultant, Mr. Wang was responsible for overseeing the financial management of the Company’s subsidiaries in China. Prior to joining the Company, from 2006 to 2008, Mr. Wang served as International Accounting and Project Manager for Healthways, Inc. (NASDAQ: HWAY) a multinational company where he oversaw general ledger accounting, month-end closing, foreign currency translations, consolidation, and financial reporting over all subsidiaries and controlled entities outside the United States. From 2002 to 2006, Mr. Wang served as International Finance Manager for Adtran, Inc, (NASDAQ: ADTN), a telecommunication and network equipment manufacturer, where his responsibilities included overhauling and overseeing all global accounting and financial reporting, taxation, trade finance, banking, foreign currency transactions, and other treasury operations. Mr. Wang has held various financial and business development positions from 1986 through 2002 including having served as Vice President of International Operations at Oracle Communications Corp. from 1996 to 2000, where he was responsible for providing strategic advisory services on merger and acquisition activities for News Corp. (NASDAQ: NWS) and its Satellite Television Asia Region (STAR) in Beijing, China. From 1988 to 1996 Mr. Wang served as Business Development Manager for WBA, Inc., a multinational company with offices in China, where his responsibilities included the management of OEM relationships with companies including General Electric and Sylvania. During his tenure at WBA, Inc. Mr. Wang helped secure one of China’s first large scale governmental contracts in North America. Mr. Wang is a Certified Public Accountant and received a Masters Degree in Business Administration from Pepperdine University in 2001. Mr. Wang also received a Bachelor of Arts Degree from the University of Southern California in 1986.

Lazarus Rothstein has served as our Executive Vice President, General Counsel and Secretary since February the 2009 transition period and as our Vice President, General Counsel and Secretary since April 2008. From 2003 to 2006, Mr. Rothstein was an Assistant General Counsel at Elizabeth Arden, Inc. a global prestige fragrance and beauty products company. From 2001 to 2003, Mr. Rothstein was a Senior Corporate Counsel at The Sports Authority, Inc., a national full line sporting goods retailer. From 2000 to 2001, Mr. Rothstein was Vice President and General Counsel at Daleen Technologies, Inc., a billing and customer care software provider. From 1996 to January 2000, Mr. Rothstein was General Counsel at Let’s Talk Cellular and Wireless, Inc., a wireless communications retailer. In 2007 and 2008 prior to joining China Direct and prior to 1996, Mr. Rothstein was engaged in the private practice of law. Mr. Rothstein received a Bachelors of Science degree in Accounting from Florida State University in 1980 and a Juris Doctor Degree from Nova Southeastern University Law School in 1983.

Key Employees

We employ certain individuals who, while not executive officers, make significant contributions to our business and operations and hold various positions within our subsidiaries.

Huaqin (Kim) Chen has served as our Controller and Internal Audit Manager since April 2009 and as our Principal Financial and Accounting Officer from May 2009 to December 2009. From January 2001 to March 2009, Ms. Chen was the Assistant Controller at International Paper Company where she was responsible for financial reporting, analysis and budgeting, internal controls, domestic and international audits, supervision of accounts receivable and payables, payroll and project managers and the establishment of the financial controls over a Hong Kong based business. From January 1992 to November 2000, Ms. Chen held various corporate accounting positions. From August 1980 through December 1989, Ms. Chen was an Assistant Professor of English at Shanghai International Studies University in China where she received a Bachelors of Arts Degree in English and Literature in 1980. Ms. Chen also received a Masters in Business Administration with a Concentration in Accounting and Finance from Winthrop University, Rock Hill, South Carolina in 1992.

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

Chi Chen, age 38, has served as a vice president of our Basic Materials segment as well as general manager and chairman of CDI Beijing since September 2008. From 2004 to 2008 Mr. Chen served as general manager and chairman of Beijing Kaiyuan Tongbao Trading Co., Ltd., a steel and lumber distribution company. From 2002 to 2004, Mr. Chen served as chairman of Beijing Putaoyuan Investment Consulting Co., Ltd., a real estate company. From 2000 to 2002 Mr. Chen served as the general manager of Beijing Guohuan Exhibition Center, a property management company. From 1997 to 2000 Mr. Chen served as China’s Chief Representative for the Western Caroline Trading Co., Ltd., a food distribution company. From 1993 to 1997 Mr. Chen served as chairman of Baotou Dongfu Industry Co., Ltd. a lumber distribution company. Mr. Chen holds a Bachelor degree from Fuzhou University.

Richard Galterio, age 46, has served as Vice President – Investor Relations of China Direct since February 2009 and from February 2007 to January 2009 Executive Vice President. His responsibilities include corporate development and communications as well as the management of all public and investor relations for China Direct, subsidiaries and client companies. Mr. Galterio has over 16 years of experience in investment banking with a focus on early stage companies. Mr. Galterio served as COO of Skyebanc, Inc., a FINRA member broker/dealer from 2005 to 2007. Prior to that position, he served as Director of Private Equity for vFinance Investments, Inc., a FINRA member broker/dealer from 2001 to 2005. Mr. Galterio had been engaged by vFinance Investments, Inc. since the acquisition of First Level Capital in 2000, a company co-founded by Mr. Galterio in September of 1998. Mr. Galterio served as Compliance and Operations Director for First Level Capital from 1998 to 2000. Prior to First Level Capital, Mr. Galterio was Managing Director of Commonwealth Associates from 1994 to 1998 where his responsibilities included branch management and compliance. Mr. Galterio was a member of the board of directors of Spare Backup, Inc. (OTCBB: SPBU) from June of 2003 to September of 2008. Mr. Galterio has a Bachelor of Science degree in Business Administration and Psychology from Villanova University.

COMPETITION

Our subsidiaries and the business segments they operate in face unique challenges and extensive competition.

Magnesium segment. The magnesium market in China, which in the 2009 transition period produced an estimated 80% of global magnesium production, is dominated by several large manufacturers. Our main competitors in the industry are Tongxiang Magnesium Co., Ltd., Yingguang Magnesium Co., Ltd. and YiWei Magnesium, a related party. See Note 12 – Related Party Transactions included in our notes to consolidated financial statements appearing later in this report. Production costs associated with the energy needed to fuel the magnesium refinery are a significant challenge facing all producers. We believe we are competitive with other local magnesium producers because several of our production facilities are located in the Shanxi Province, in close geographic proximity to coke refineries who supply waste gas that fuels our magnesium refineries. Effective January 2008, a 10% export tariff on magnesium was imposed that equally impacted the profit margins of all China based producers and has somewhat affected our competitive advantage over non-China based magnesium producers.

Basic Materials segment. While we believe our subsidiaries in this segment have viable business models, we also recognize that many rival entities possess greater financial and technical resources to compete in these businesses. We compete with a variety of companies which include global and domestic distribution agents as well as manufacturers. These companies have more capital, longer operating histories, greater brand recognition, larger customer bases and significantly greater financial and marketing resources than us. These competitors may offer a more comprehensive array of products and services than we are able to provide. For these and other reasons, these competitors may achieve greater acceptance in the marketplace than our company, limiting our ability to gain market share and customer loyalty and increase our revenues. We believe that we compete primarily on the basis of price and availability of the products we sell.

Consulting segment. The services we offer in our Consulting segment competes with the services offered by many entities and individuals seeking to take advantage of the growing need of Chinese entities seeking management advice in order to obtain access the U.S. capital markets for their expansion. This competition ranges from large management consulting firms and investment banks that offer a broad range of consulting and financial services, to small companies and independent contractors that provide specialized services. Many of the firms prospecting these clients are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Furthermore, we acknowledge we are competing with firms that may possess greater financial, marketing, technical, human and other resources. We believe that we compete primarily on the basis of our ability to offer a wider range of value-added services than our competitors. In light of the current global economic environment and a severe liquidity crisis in the global capital markets, we believe it has become more difficult for smaller companies to attract interest in the financial community, make acquisitions and increase revenues and profitability. These factors impact our clients’ ability to pay the management fees needed to meet the costs of providing the services needed to comply with U.S. securities laws which our competitors may be able to provide at lower rates.

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

Environment. We are currently subject to numerous Chinese provincial and local laws and regulations relating to the protection of the environment which are highly relevant to our Magnesium, and Basic Materials segments. These laws continue to evolve and are becoming increasingly stringent. The ultimate impact of complying with such laws and regulations is not always clearly known or determinable because regulations under some of these laws have not yet been promulgated or are undergoing revision. In the 2009 transition period we did not spend any funds related to compliance with environmental regulations.

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

The State Environmental Protection Administration Bureau is responsible for the supervision of environmental protection, the implementation of national standards for environmental quality and discharge of pollutants, and supervision of the environmental management system in China. Environmental protection bureaus at the county level or above are responsible for environmental protection in their jurisdictions. The laws and regulations on environmental protection require each company to prepare environmental impact statements for a construction project to the environmental protection bureaus at the county level. These must be prepared prior to when the construction, expansion or modification commences. In addition, the provincial government in Shanxi Province seeks to control total magnesium production volume, speed up the elimination of outmoded production capacity and, by 2011, eliminate magnesium manufacturers that have annual production of less than 10,000 tons and by 2015, eliminate magnesium producers that have annual production of less than 20,000 tons. These regulations are expected to reduce from the current more than 70 magnesium producers to about 30 in 2011 and to less than 10 by 2015. The regulation are further intended to intensify technological innovations, improve industrial competitiveness and research and development in magnesium alloying directly from magnesium, continuous casting and rolling production technology, as well as anti-oxidation of magnesium surface treatment process technology.

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

We believe our operations in the PRC comply with the current environmental protection requirements and will continue to evaluate the proposed environmental regulation. We are not subject to any admonition, penalty, investigations or inquiries imposed by the environmental regulators, nor are we subject to any claims or legal proceedings to which we are named as a defendant for violation of any environmental laws and regulations.

Other regulations particularly applicable to Basic Materials segment.

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

Other regulations particularly applicable to Magnesium and Basic Resource segments.

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

China’s domestic economic stimulus program.

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

In December 1999 Caprock Corporation was merged into International Internet, Inc., which became the surviving company. Effective November 21, 2000, International Internet, Inc. changed its name to Evolve One, Inc.

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

On March 29, 2009 we changed our name to China Direct Industries, Inc. to more accurately reflect our business of producing magnesium and distributing basic materials in China.

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

Our material acquisitions acquired by formation of an FIE and dispositions are as follows:

Lang Chemical. In September 2006, CDI China acquired a 51% interest in Lang Chemical in exchange for $701,250.

Chang Magnesium. In October 2006, CDI China acquired a 51% interest in Chang Magnesium in exchange for $2,550,000.

CDI Magnesium. In February 2007, CDI China acquired a 51% interest in CDI Magnesium in exchange for 25,000 shares of our common stock valued at $100,000. The fair value of our common stock was based on its value of $4.00 per share on February 6, 2007. Since its inception, CDI Magnesium had no operations and on October 10, 2009 its board of directors elected to dissolve the company and distribute its assets to its shareholders or otherwise dispose of the assets upon agreement among its shareholders. Beginning with our financial statements for the fiscal year ended September 30, 2009, we will treat CDI Magnesium as a discontinued operation. See Note 20 – Discontinued Operations included in our notes to consolidated financial statements included in this report.
CDI Wanda. In February 2007, CDI China acquired a 51% interest in CDI Wanda in exchange for $511,458. During the third quarter of fiscal 2008, we elected to exit the alternative energy and recycling business conducted by CDI Clean Technology. In October 2008, we completed the sale of an 81% interest in CDI Clean Technology and its subsidiaries, CDI Wanda and Yantai CDI Wanda to PE Brothers Corp. for $1,240,000.

Asia Magnesium. In July 2007, Capital One Resource acquired Asia Magnesium.

Golden Magnesium. In July 2007, Asia Magnesium acquired a 52% interest in Golden Magnesium in exchange for $3,380,000.

Pan Asia Magnesium. In September 2007, CDI China acquired a 51% interest in Pan Asia Magnesium in exchange for an aggregate investment of $7.4 million. Additionally, as it is our intention to focus on our magnesium operations associated with Mr. Huang, on September 29, 2009 our board of directors committed to a plan to sell our interest in Pan Asia Magnesium and present it as a discontinued operation beginning with our financial statements for the fiscal year ended September 30, 2009. See Note 20 – Discontinued Operations included in our notes to consolidated financial statements appearing later in this report.

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

Yantai CDI Wanda. In January 2008, CDI Wanda acquired a 52% interest in Yantai CDI Wanda in exchange for $712,329. In connection with the discontinuance of our Clean Technology segment, we sold substantially all of our interest in CDI Wanda when we completed the sale of our 81% interest in its parent, CDI Clean Technology to PE Brothers Corp. in the third quarter of fiscal 2008. We sold this interest for $1,240,000 and recorded a gain on the sale of $238,670. We plan to account for our 19% ownership interest in CDI Clean Technology using the cost method of accounting.

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

CDI Metal Recycling. In February 2008, CDI Shanghai Management invested $347,222 to acquire an 83% interest in CDI Metal Recycling.

       CDI Beijing. In June 2008, CDI Shanghai Management entered into an agreement to form CDI Beijing. Under the terms of the Agreement, CDI Shanghai Management acquired a 51% interest in CDI Beijing, in exchange for $3.7 million. As of the date of this report, we have contributed $1.5 million.  On December 30, 2009, the shareholders of CDI Beijing agreed to limit their capital contributions to the $2.9 million they already contributed and waived their requirement to contribute additional capital including CDI Shanghai Management’s obligation to contribute $2,200,000 by September 30, 2009.

ITEM 1A.	RISK FACTORS

The risk factors in this section describe the major risks to our business, prospects, results of operations, financial condition or cash flows, and should be considered carefully. In addition, these factors constitute our cautionary statements under the Private Securities Litigation Reform Act of 1995 and could cause our actual results to differ materially from those projected in any forward-looking statements (as defined in such act) made in this Transition Report on Form 10-K. Investors should not place undue reliance on any such forward-looking statements. Any statements that are not historical facts and that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimated,” “intends,” “plans,” “believes” and “projects”) may be forward-looking and may involve estimates and uncertainties which could cause actual results to differ materially from those expressed in the forward-looking statements.

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

Risks Related To Our Business

Risks Related to Our Business

The metals industry is highly cyclical. Fluctuations in the pricing and availability of magnesium and in levels of customer demand have historically been severe, and future changes and/or fluctuations could cause us to experience lower sales volumes and revenues, which would negatively impact our profit margins.

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

Changes in the prices of magnesium and, magnesium-related products, zinc and zinc-related products will have a significant impact on our operating results and financial condition.

We derive a substantial portion of our revenue from the sale of magnesium and magnesium-based products. Changes in the market price of magnesium and zinc impact the selling prices of our products, and therefore our profitability is significantly affected by decreased magnesium prices and to a lesser extent by decreased zinc prices. Market prices of magnesium and zinc are dependent upon supply and demand and a variety of factors over which we have little or no control, including:

•	world economic conditions;
•	availability and relative pricing of metal substitutes;
•	labor costs;
•	energy prices;
•	environmental laws and regulations;
•	weather; and
•	import and export restrictions.

Declines in the price of magnesium, and to a lesser extent a decrease in zinc prices, have had a negative impact on our operations since commencing in September 2008, and further or future declines could have a negative impact on our future financial condition or results of operations. Market conditions beyond our control determine the prices for our products, and the price for any one or more of our products may fall below our production costs, requiring us to either incur short-term losses. Furthermore, the decline in the price of zinc and zinc related products resulted in us delaying completion of construction of our planned zinc ore mining and production facility, our planned aluminum wire recycling facility and our planned zinc concentrate distribution business. Consequently, we are evaluating our strategic alternatives for these operations including the partial or full sale of our interest in these businesses, the launch of operations in fiscal 2010, seeking potential joint venture partners to operate the businesses. Market prices for magnesium may decrease even further, and therefore our operating results may be significantly harmed.

If we fail to implement our acquisition strategy, our financial condition and results of operations could be materially and adversely affected.

An important part of our strategy is to grow our business by acquiring additional production facilities for magnesium and magnesium related products by consolidating our Magnesium segment holdings as well as acquire additional operations owned or controlled by Mr. Huang. We will need additional financing to implement our acquisition expansion strategy and we may not have access to the funding required for the acquisitions on acceptable terms. Our planned acquisitions may also suffer significant delays as a result of a variety of factors, such as legal and regulatory requirements, either of which could prevent us from completing our acquisition plans as currently expected. Our acquisition plans may also result in other unanticipated adverse consequences, such as the diversion of management’s attention from our existing operations. In addition, even if we can implement our strategy, expansion in the magnesium market, increased sales to various industries, including the automobile industry may not materialize to the extent we expect, or at all, resulting in unutilized capacity. Any failure to successfully implement our business strategy, including for any of the above reasons, could materially and adversely affect our financial condition and results of operations. We may, in addition, decide to alter or discontinue certain aspects of our business strategy at any time.

Fluctuations in the cost or availability of electricity, coke, coal and/or natural gas would lead to higher manufacturing costs, thereby reducing our margins and limiting our cash flows from operations.

Energy is one of our most significant costs in our Magnesium segment. Most of our magnesium production facilities utilize coke gas as energy, only Baotou Changxin Magnesium facility utilizes coal. Energy prices, particularly for coal and coke gas, have been volatile in recent years and currently exceed historical averages. While we have a fixed price supply agreement for a specified quantity of waste gas for our Golden Magnesium facility which expires in August 2027, fluctuations in price impact our manufacturing costs and contribute to earnings volatility. In the 2009 transition period we witnessed rising energy costs that were not material to our results of operation which were partially offset by our fixed price waste gas supply agreement at our Golden Magnesium facility. In the event of an interruption in the supply of coke gas or coal to our magnesium facilities, production at our manufacturing facilities would have to be shut down. In addition, we do not maintain sources of secondary power at our facilities that only use coke gas, and therefore any prolonged interruptions in the supply of energy to our facilities could result in lengthy production shutdowns, increased costs associated with restarting production and waste of production in progress. While we have not experienced shortages of coke waste gas in the 2009 transition period like we experienced in fiscal 2008, any future shortages would reduce our production capacity, reducing our net sales and potentially impacting our ability to deliver products to our customers.

If we were to lose order volumes from any of our major customers, our sales could decline significantly and our cash flows may be reduced.

In the 2009 transition period, our five largest customers (exclusive of related parties) in our Magnesium segment were responsible for 45.8% of our total revenues in this segment and approximately 17.8% of our total consolidated revenues. These customers purchase products from us on a spot or short term contract basis and may choose not to continue to purchase our products. A loss of order volumes from any major customer, including a related party, or a significant reduction in their purchase orders could negatively affect our financial condition and results of operations by lowering sales volumes, increasing costs and lowering profitability.

We have a dispute with the noncontrolling shareholders of Pan Asia Magnesium that resulted in our establishment of a reserve for loss and the possibility of litigation and adverse outcomes in such litigation could have a material adverse effect on our financial condition.

We have a dispute with the noncontrolling shareholders of Pan Asia Magnesium and its Chairman of the Board of Directors, Haixin Zhao that resulted in our establishment of a $7.4 million reserve for loss which is described in Note 17 – Commitments and Contingencies in our audited consolidated financial statements included in this report. Any litigation ensuing from this dispute may be both time consuming and expensive.

We evaluate this claim to assess the likelihood of an unfavorable outcome and to estimate, if possible, the amount of potential loss. Based on this assessment and estimate, we established a reserve of $7.4 million and disclosed the relevant claim, as appropriate. This assessment and estimate is based on the information available to management as of the date of this report and involves a significant amount of management judgment. As a result, the actual outcome or loss may differ materially from those envisioned by our current assessment and estimate. Our failure to successfully prosecute or settle this claim could have a material adverse effect on our financial condition, revenue and profitability and could cause the market value of our common stock to decline.

The value of the equity securities we accept as compensation is subject to adjustment which could result in losses to us in future periods.

In our Consulting segment, historically we have accepted equity securities of our clients as compensation for services. These securities are reflected on our balance sheet as “investment in marketable securities held for sale” and “investment in marketable securities held for sale - related party”. At the end of each period, we evaluate the carrying value of the marketable securities for a decrease in value. We evaluate the company underlying these marketable securities to determine whether a decline in fair value below the amortized cost basis is other than temporary. If the decline in fair value is judged to be “other- than- temporary”, the cost basis of the individual security is shall be written down to fair value as a new cost basis and the amount of the write-down is charged to earnings. At September 31, 2009 we recognized an “other-than-temporary” impairment of $9.5 million and realized loss on sale of marketable securities of $1.9 million and at December 31, 2008 a realized loss on other-than-temporary impairment of $7.5 million related to these marketable securities. In the future, should we identify additional impairments, this would adversely affect our operating results for the corresponding periods in that we might be required to reduce the carrying value of these investments. In addition, if we are unable to liquidate these securities, we will be required to write off the investments which would adversely affect our financial position.

Our management may be unable to effectively integrate our acquisitions and to manage our growth and we may be unable to fully realize any anticipated benefits of these acquisitions.

We are subject to various risks associated with our growth strategy, including the risk that we will be unable to identify and recruit suitable acquisition candidates in the future or to integrate and manage the acquired companies we have acquired. We face particular challenges in that our acquisition strategy is based on companies located in and operating within China. Acquired companies’ histories, the geographical location, business models and business cultures will be different from ours in many respects. Even if we are successful in identifying and closing acquisitions of companies, our directors and executive management will face significant challenges in their efforts to integrate the business of the acquired companies or assets and to effectively manage our continued growth. Each of our acquisitions, including any future acquisitions, will be subject to a number of challenges, including:

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

There can be no assurance that our efforts to integrate the operations of any acquired assets or companies will be successful, that we can manage our growth or that the anticipated benefits of our past or any future these proposed acquisitions will be fully realized.

We need additional financing to fund acquisitions and our operations which we may not be able to obtain on acceptable terms. Additional capital raising efforts in future periods may be dilutive to our then current shareholders or result in increased interest expense in future periods.

We need to raise additional capital to carry out our plans to acquire additional production facilities for magnesium and magnesium related products by consolidating our Magnesium segment holdings as well as acquire additional operations owned or controlled by Mr. Huang. Also, we may need to raise additional working capital to fund our operations as a result of our operating losses which were $10.4 million in the 2009 transition period. Our future capital requirements depend on a number of factors, including our operations, the financial condition of an acquisition target and its need for capital, our ability to grow revenues from other sources, our ability to manage the growth of our business and our ability to control our expenses. Also, if we raise additional capital through the issuance of debt, this will result in increased interest expense. If we raise additional capital through the issuance of equity or convertible debt securities, the percentage ownership of our company held by existing shareholders will be reduced and those shareholders may experience significant dilution. As we will generally not be required to obtain the consent of our shareholders before entering into acquisition transactions, shareholders are dependent upon the judgment of our management in determining the number of, and characteristics of, stock issued as consideration in an acquisition. In addition, new securities may contain certain rights, preferences or privileges that are senior to those of our common stock. We cannot assure you that we will be able to raise the working capital as needed in the future on terms acceptable to us, if at all, as the current capital markets have been adversely affected by the severe liquidity crisis. If we do not raise capital as needed, we will be unable to operate our business or fully implement our acquisition expansion strategy.

We are dependent on certain key personnel and the loss of these key personnel could have a material adverse effect on our business, financial condition and results of operations.

Our success is, to a certain extent, attributable to the management, sales and marketing, and operational expertise of key personnel of our subsidiaries in China who perform key functions in the operation of our business as well as our U.S. based management team. We do not exercise any substantive day to day supervision over the activities of key members of our China based management team which includes Messrs. Jingdong Chen, Chen Chi, and Xiaowen Zhuang. The loss of one or more of these key employees or our senior management, including Dr. Wang, our Chief Executive Officer, or Yuwei Huang, our Executive Vice President - Magnesium, could have a material adverse effect upon our business, financial condition and results of operations.

We have had difficulty establishing adequate management, legal and financial controls in the PRC.

PRC companies have in some cases, been resistant to the adoption of Western styles of management and financial reporting concepts and practices, which include sufficient corporate governance, cash management and other internal controls and, computer, financial and other control systems. In addition, we have had difficulty with compliance by our management at our subsidiaries and in hiring and retaining a sufficient number of qualified employees to work in the PRC. See “Part II — Item 9A (T) — Controls and Procedures.” As a result of these factors, we have experienced difficulties with our subsidiaries in establishing management, legal and financial controls, collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet western standards. In addition, we may experience these difficulties with any of our subsidiaries and our future acquisitions. Therefore, we may, in turn, experience continued difficulties in implementing and maintaining adequate internal controls. Any such deficiencies, weaknesses or lack of compliance could have a material adverse effect on our business, financial condition and results of operations and may result in additional restatements of our financial statements in future periods.

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results. As a result, current and potential shareholders could lose confidence in our financial reporting, which would harm our business and the trading price of our stock.

Our management has determined that as of September 30, 2009, we did not maintain effective internal controls over financial reporting based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework as a result of identified material weaknesses in our internal control over financial reporting related to cash management and related party transactions, the lack of an integrated financial accounting system, control deficiencies at one of our subsidiaries that prevented us from auditing its financial statements prompting us to establish a loss reserve equal to our investment in that subsidiary, failure to maintain a sufficient complement of accounting personnel in our Magnesium segment operations and accounting for other-than-temporary-impairment related to available for sale securities that caused us to restate our consolidated financial statements for the year ended December 31, 2008. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. For a detailed description of these material weaknesses and our remediation efforts and plans, see “Part II — Item 9A (T) — Controls and Procedures.” If the result of our remediation of the identified material weaknesses is not successful, or if additional material weaknesses are identified in our internal control over financial reporting, our management will be unable to report favorably as to the effectiveness of our internal control over financial reporting and/or our disclosure controls and procedures, and we could be required to further implement expensive and time-consuming remedial measures and potentially lose investor confidence in the accuracy and completeness of our financial reports which could have an adverse effect on our stock price and potentially subject us to litigation.

Certain agreements to which we are a party and which are material to our operations lack various legal protections which are customarily contained in similar contracts prepared in the United States.

Our subsidiaries include companies organized under the laws of the PRC and all of their business and operations are conducted in China. We are a party to certain contracts related to our operations in China. While these contracts contain the basic business terms of the agreements between the parties, these contracts do not contain certain clauses which are customarily contained in similar contracts prepared in the U.S., such as representations and warranties of the parties, confidentiality and non-compete clauses, provisions outlining events of defaults, and termination and jurisdictional clauses. Because our contracts in the PRC omit these customary clauses, notwithstanding the differences in PRC Chinese and U.S. laws, we may not have the same legal protections as we would if the contracts contained these additional clauses. We anticipate that our Chinese subsidiaries will likely enter into contracts in the future which will likewise omit these customary legal protections. Although we have a dispute with the minority shareholders of our Pan Asia Magnesium subsidiary we have not been subject to any adverse consequences as a result of the omission of these customary clauses, and we consider the contracts to which we are a party to contain all the material terms of our business arrangements with the other party, future events may occur which lead to additional disputes which could have been avoided if the contracts included customary clauses in conformity with U.S. standards. Contractual and other disputes which may arise from this lack of legal protection and our dispute with the minority shareholders of Pan Asia Magnesium could divert management’s time from the operation of our business, require us to expend funds attempting to settle a possible dispute, limit the time our management would otherwise devote to the operation of our business, and have a material adverse effect on our business, financial condition and results of operations.

Intercompany loans may be subject to PRC regulations.

We currently have several inter-company loans between our PRC subsidiaries and PRC based client companies totaling $12.0 million and we may continue to enter into inter-company and client based financing arrangements to meet our internal capital needs and those of our client companies. PRC laws generally do not permit companies that do not possess a financial service business license to extend loans directly to other companies, including affiliates, without proceeding through a financial agency. The enforcement of these restrictions remains unpredictable, and government authorities may declare these loans void, require the forfeiture of any interest paid and levy fines or other penalties upon the parties involved, among other remedies.

From time to time we engage in related party transactions. There are no assurances that these transactions are fair to our company.

From time to time our subsidiaries enter into transactions with related parties which include purchases from or sales to a related party, advancing related parties significant sums as prepayments for future goods or services and working capital and the payment of fees for consulting services, among other transactions. In December 2009 we adopted a related person transaction policy which will require the pre-approval of the board of directors pre-approval or ratification of transactions between us or one or more of our subsidiaries and any related person involving an amount in excess of $120,000. Notwithstanding this policy, we cannot assure you that in every instance the terms of the transactions with related parties are on terms as fair as we might receive from or extend to third parties.

Yuwei Huang, our Executive Vice President – Magnesium, an officer of several of our magnesium subsidiaries and a director of our company and his daughter Lifei Huang is also an owner and executive officer of several companies which directly compete with our magnesium business.

Mr. Yuwei Huang who serves as our Executive Vice President – Magnesium, an executive officer of several of our Magnesium segment subsidiaries and a director of our company and his daughter Lifei Huang who is the General Manager of International Magnesium Trading are also the principal owners and executive officers the Chairman of a competitor of ours, YiWei Magnesium. YiWei Magnesium, a minority owner of two of our Magnesium segment subsidiaries, owns interests in several other magnesium factories, a magnesium alloy factory and a magnesium powder desulphurization reagent factory, all located in China. In addition, we have recently signed a non-binding letter of intent to acquire certain facilities owned by YiWei Magnesium. Due to Mr. Huang and Ms. Huang’s interest in our competitors and  Mr. Huang’s management position as an officer and director with of our company, there are certain inherent conflicts of interest and there can be no assurances that our business and operations will not be adversely impacted as a result of these conflicts.

Our business will suffer if we lose our land use rights.

There is no private ownership of land in China and all land ownership is held by the government of China, its agencies, and collectives. In the case of land used for business purposes, land use rights can be obtained from the government for a period up to 50 years, and are typically renewable. Land use rights can be granted upon approval by the land administrative authorities of China (State Land Administration Bureau) upon payment of the required land granting fee, the entry into a land use agreement with a competent governmental authority and certain other ministerial procedures. We have entered into agreements to acquire land use rights for some of our occupied properties and other agreements to use the land and the buildings which house our magnesium operations from parties that we reasonably believe have proper land use rights. We cannot give, however, any assurance that our land use rights will be renewed or that the parties we have entered into agreements with will maintain their land use rights. In addition, we may not have followed all procedures required to obtain the land use certificate for the land use rights we agreed to purchase or paid all required fees. If the Chinese administrative authorities determine that we have not fully complied with all procedures and requirements needed to hold a land use certificate for this or any other property which we occupy, we may be forced by the Chinese administrative authorities to retroactively comply with such procedures and requirements, which may be burdensome and require us to make payments, or such Chinese administrative authorities may invalidate or revoke our land use certificate entirely. If the land use right certificates needed for our operations are determined by the government of China to be invalid or if they are not renewed, or if we are unable to renew the lease for our facilities when they , we may lose production facilities or employee accommodations that would be difficult or even impossible to replace. Should we have to relocate, our workforce may be unable or unwilling to work in the new location and our business operations will be disrupted during the relocation. The relocation or loss of facilities could cause us to lose sales and/or increase its costs of production, which would negatively impact financial results.

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

Our Basic Materials segment, if and when mining operations commence, will be engaged in the mining and processing of zinc ore. These operations will be subject to risks and hazards inherent in the mining industry, including, but not limited to, ground fall, flooding, environmental hazards and the discharge of toxic chemicals, explosions and other accidents, unanticipated variations in grade and other geological problems, water conditions, surface or underground conditions, metallurgical and other processing problems, mechanical equipment performance problems, the lack of availability of materials and equipment, the occurrence of accidents, labor force disruptions, force majeure factors, unanticipated transportation costs, and weather conditions. Any of these risks could result in work stoppages, delays in production, the development of properties, production commencement dates and production quantities, increased production costs and rates, damage to or destruction of mines and other production facilities, injury or loss of life, damage to property, environmental damage, and possible legal liability for such damages. As of the date of this report, we have not established a reserve on this property. Furthermore, we are evaluating our strategic alternatives related to this business including the partial or full sale of our interest, the launch of operations in fiscal 2010 or seeking a potential joint venture partner to operate this business.

Risks Related to Doing Business in China

We may be unable to enforce our rights due to policies regarding the regulation of foreign investments in China.

The PRC’s legal system is a civil law system based on written statutes in which decided legal cases have little value as precedent, unlike the common law system prevalent in the United States. There are substantial uncertainties regarding the interpretation and application of Chinese laws and regulations, including but not limited to the laws and regulations governing our business, or the enforcement and performance of our investment agreements with the minority shareholders and management of our subsidiaries, arrangements with customers in the event of the imposition of statutory liens, death, bankruptcy and criminal proceedings. The Chinese government has been developing a comprehensive system of commercial laws, and considerable progress has been made in introducing laws and regulations dealing with economic matters such as foreign investment, corporate organization and governance, commerce, taxation and trade. However, because these laws and regulations are relatively new, and because of the limited volume of published cases and judicial interpretation and their lack of force as precedents, interpretation and enforcement of these laws and regulations involve significant uncertainties. New laws and regulations that affect existing and proposed future businesses may also be applied retroactively.  We are considered a foreign invested enterprise under Chinese laws, and as a result, we must comply with Chinese laws and regulations. We cannot predict what effect the interpretation of existing or new Chinese laws or regulations may have on our business. If the relevant authorities find us to be in violation of Chinese laws or regulations, they would have broad discretion in dealing with such a violation, including, without limitation: levying fines; revoking our business and other licenses; requiring that we restructure our ownership or operations; and requiring that we discontinue any portion or all of our business. The PRC does not have a well-developed, consolidated body of laws governing foreign investment enterprises. As a result, the administration of laws and regulations by government agencies may be subject to considerable discretion and variation, and may be subject to influence by external forces unrelated to the legal merits of a particular matter. China’s regulations and policies with respect to foreign investments are evolving. Definitive regulations and policies with respect to such matters as the permissible percentage of foreign investment and permissible rates of equity returns have not yet been published. Statements regarding these evolving policies have been conflicting and any such policies, as administered, are likely to be subject to broad interpretation and discretion and to be modified, perhaps on a case-by-case basis. The uncertainties regarding such regulations and policies present risks which may affect our ability to achieve our stated business objectives. Also, if we are unable to enforce any legal rights we may have under our agreements or otherwise with the shareholder of Pan Asia Magnesium or the shareholders of our other subsidiaries, our ability to control their operations could be limited. Any significant limitation on our ability to control the operations of our subsidiaries could result in a loss of our investment which could have a material adverse effect on our business, financial condition and results of operations.

We are subject to environmental and safety regulations, which may increase our compliance costs and reduce our overall profitability.

We are subject to the requirements of environmental and occupational safety and health laws and regulations in China. In addition, there are governmental initiatives under consideration in an effort to, among other things, moderate the environmental impact of magnesium production industry. These initiatives include, but are not limited to national standards for environmental quality and discharge of pollutants in China. See “Item 1. Business – Government Regulation – Environment”. We may incur substantial costs or liabilities in connection with these requirements that could reduce our overall profitability. The capital requirements and other expenditures that may be necessary to comply with environmental requirements could increase and become a significant expense linked to the conduct of our business.

Substantially all of our assets and operations are located in the PRC and are subject to changes resulting from the political and economic policies of the Chinese government.

Our business operations could be restricted by the political environment in the PRC. The PRC has operated as a socialist state since 1949 and is controlled by the Communist Party of China. In recent years, however, the government has introduced reforms aimed at creating a socialist market economy and policies have been implemented to allow business enterprises greater autonomy in their operations. Changes in the political leadership of the PRC may have a significant effect on laws and policies related to the current economic reform programs, other policies affecting business and the general political, economic and social environment in the PRC, including the introduction of measures to moderate the environmental impact of manufacturing businesses, control inflation, changes in the rate or method of taxation, the imposition of additional restrictions on currency conversion and remittances abroad, and foreign investment. Moreover, economic reforms and growth in the PRC have been more successful in certain provinces than in others, and the continuation or increases of such disparities could affect the political or social stability of the PRC.

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

Although the majority of productive assets in the PRC are owned by the Chinese government, in the past several years the government has implemented economic reform measures that emphasize decentralization and encourages private economic activity. In keeping with these economic reform policies, the PRC has been openly promoting business development in order to bring more business into the PRC. Because these economic reform measures may be inconsistent or ineffective, there are no assurances that:

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

Because a substantial portion of our revenues are in the form of Renminbi (RMB), the main currency used in China, any future restrictions on currency exchanges may limit our ability to use revenue generated in RMB to fund any future business activities outside China or to make dividend or other payments in U.S. Dollars. Although the Chinese government introduced regulations in 1996 to allow greater convertibility of the RMB for current account transactions, significant restrictions still remain, including primarily the restriction that foreign-invested enterprises may only buy, sell or remit foreign currencies, after providing valid commercial documents, at those banks authorized to conduct foreign exchange business. In addition, conversion of RMB for capital account items, including direct investment and loans, is subject to government approval in China, and companies are required to open and maintain separate foreign exchange accounts for capital account items. At September 30, 2009 our PRC subsidiaries had approximately $4.2 million on deposit in banks in China, which represented approximately 32.9% of our cash. We cannot be certain that we could have ready access to that cash should we wish to transfer it to bank accounts outside the PRC nor can we be certain that the Chinese regulatory authorities will not impose more stringent restrictions on the convertibility of the RMB, especially with respect to foreign exchange transactions.

Risks Related to Our Common Stock

The market price for shares of our common stock has declined substantially in recent months and may continue to be highly volatile and subject to wide fluctuations.

The market for common stock has recently been subject to significant disruptions that have caused substantial volatility in the prices of these securities, which may or may not have corresponded to the business or financial success of the particular company. The market price for shares of our common stock has declined substantially in the past and could decline further if our future operating results fail to meet or exceed the expectations of market analysts and investors and/or current economic or market conditions persist or worsen.

Some specific factors that may have a significant effect on the future market price of our shares of common stock include:

•	actual or expected fluctuations in our operating results;
•	variance in our financial performance from the expectations of market analysts;
•	changes in general economic conditions or conditions in our industry generally;
•	changes in conditions in the financial markets;
•	announcements of significant acquisitions or contracts by us or our competitors;
•	our inability to raise additional capital;
•	changes in applicable laws or regulations, court rulings and enforcement and legal actions;
•	additions or departures of key management personnel;
•	actions by our shareholders;
•	changes in market prices for our products or for our raw materials; and
•	changes in stock market analyst research and recommendations regarding the shares of our common stock, other comparable companies or our industry generally.

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

Chang Magnesium owns and operates a magnesium facility capable of producing 10,000 metric tons of pure magnesium per year located on approximately 250,000 square feet of land located in the Aluminum & Magnesium Industrial Park in Yangqu County, of the Shangxi Province, China. The land use rights are owned by Taiyuan Sanding Coal Gasification Co., Ltd. and Chang Magnesium has been granted the land use rights through 2020 at no cost.

Chang Trading's offices are located in approximately 2,000 square feet of office space at the Chang Magnesium plant. Chang Trading does not pay rent to Chang Magnesium.

Golden Magnesium owns and operates a magnesium facility capable of producing 12,000 metric tons of pure magnesium per year located on approximately 500,000 square feet of land located in Yueyan, of Gu County, in the Shanxi Province.

Baotou Changxin Magnesium owns and operates a magnesium facility capable of producing 20,000 metric tons of pure magnesium per year located on approximately 406,000 square feet of land located in the Shiguai district of Baotou city, in Inner Mongolia. Baotou Changxin Magnesium occupies this land pursuant to an asset acquisition agreement entered into with Baotou Sanhe Mangesium Co., Ltd. to acquire the land use rights for this property, among other assets. The land use rights expire in May 2045.

Lang Chemical owns the rights to use a storage facility consisting of a 105,000 cubic foot storage tank area and a 21,800 square foot warehouse located in the Beixin Fine Chemical Industrial Park, Qidong, Jiangsu Province of China pursuant to a land use agreement which expires on April 21, 2055. Lang Chemical purchased the rights to use this land where this facility is located in April 2005 at a cost of $308,900 and owns the warehouse and storage area located on this land.

Lang Chemical owns the rights to use an approximately 4,360 square foot office space located at 58 Jinqiao Rd, Suite 21A Shanghai, China pursuant to a land use agreement which expires on November 29, 2043. Lang Chemical permits Ms. Zhu to lease this office and retain the monthly rent of approximately $3,125 she receives from that space in exchange for our right to use the 3,270 square foot office space located at No. 970, Da Liang Road., Suite 901, Shanghai, China. The Da Liang Road office is owned by Ms. Qian Zhu, a minority shareholder and CFO of Lang Chemical.

CDI Jixiang Metal holds the zinc ore mining rights to approximately 51 acres of land located in the Yongshun Kaxi Lake Mining area, obtained in 2004 from the Ministry of Land and Resources. We are in the process of renewing the lease for these mining rights as the current lease expired in October 2009. In addition, we have a land lease agreement with a Yanjing County Government agency for approximately 96,000 square feet of land on which expires on January 12, 2016. We are obligated to pay $7,878 annual rent under this land lease agreement. As of the date of this report, we have not established a reserve on this property and we do not have a timetable for when our operations will commence.

CDI Metal Recycling operates from a 14,000 square foot manufacturing and office space located at 1258 Nangang Road, Nanhui District, Shanghai, China. The term of the lease is from January 1, 2008 to December 31, 2017 for a commitment of approximately $17,000 annually.

CDI Beijing leases an approximately 1,654 square foot office space located in Beijing, China for an annual expense of approximately $20,500 pursuant to a lease that expires in March 2010. CDI Beijing plans to relocate its offices upon expiration of the term for its lease at this location.

CDI Shanghai Management leases approximately 2,800 square feet of office space in Shanghai for an annual expense of approximately $93,825 per year. The lease expires on December 31, 2009 and we plans to renew our lease at this location.

ITEM 3.	LEGAL PROCEEDINGS.

We are not a party to any pending legal proceedings and, to our knowledge, none of our officers, directors or principal shareholders are party to any legal proceeding in which they have an interest adverse to us.

We are, however, currently involved in a dispute with Shanxi Jinyang Coal and Coke Group Co., Ltd. (“Shanxi Jinyang”) and Ms. Runlian Tian, the noncontrolling shareholders of our subsidiary Pan Asia Magnesium and its Chairman of the Board of Directors, Haixin Zhao, as discussed in Note 17 – Commitments and Contingencies in our audited consolidated financial statements included in this report. Should we be unable to negotiate an amicable resolution of our dispute, we will take appropriate legal action in the PRC against the noncontrolling shareholders of Pan Asia Magnesium and Mr. Zhao.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

As of May 1, 2008 our common stock has been traded on the Nasdaq Global Market. From May 1, 2008 until January 25, 2009 our stock was traded under the symbol “CDS”. On January 26, 2009 we changed our symbol to “CDII”. From September 24, 2007 until May 1, 2008 our common stock traded on the American Stock Exchange under the symbol “CDS”. Prior to September 24, 2007, our common stock was quoted on the OTC Bulletin Board under the symbol “CHND”. The following table sets forth the reported high and low closing prices for our common stock as reported on the Nasdaq Global Market or, the American Stock Exchange, or the OTC Bulletin Board as applicable, for the last two fiscal years. These prices do not include retail mark-ups, markdowns or commissions, and may not necessarily represent actual transactions.

	High	Low
January 1, 2008 to March 31, 2008	$8.97	$5.10
April 1, 2008 to June 30, 2008	10.24	7.10
July 1, 2008 to September 30, 2008	7.90	1.90
October 1, 2008 to December 31, 2008	$4.41	$1.21

January 1, 2009 to March 31, 2009	$2.00	$0.95
April 1, 2009 to June 30, 2009	2.24	1.12
July 1, 2009 to September 30, 2009	$1.99	$1.31

As of December 28, 2009 there were approximately 946 shareholders of record of our common stock. The number of record holders does not include beneficial owners of common stock whose shares are held in the names of banks, brokers, nominees or other fiduciaries.

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

Recent Sales of Unregistered Securities

None.

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

RECONCILIATION OF GAAP TO NON-GAAP NET INCOME

The following table reconciles the calculation of net income per share on a basic and fully diluted basis from the amounts reported in accordance with generally accepted accounting principles ("GAAP") to such amounts before giving effect to employee share-based compensation expense and the fair value of warrants granted for services, Restructuring and Impairments, Third-Party Loan Impairments, Realized and Other-Than-Temporary-Impairment on marketable securities available for sale received for services, and Non-cash deductions related to Preferred Stock issuance. This disclosure is being provided as we believe it is meaningful to our investors and other interested parties to understand our operating performance on a consistent basis without regard to the anti-dilutive effects of the timing of the employee share-based compensation and the fair value of warrants granted for services. The presentation of the non-GAAP information titled "Non-GAAP net income”, “Non-GAAP Earnings applicable to common stockholders”, “Non-GAAP Basic EPS” and “Non-GAAP Diluted EPS” is not meant to be considered in isolation or as a substitute for net income or diluted income per share prepared in accordance with GAAP.

	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008
		Unaudited
GAAP net income attributable to China Direct Industries	$(27,858,996)	$18,153,164
Restricted Share-based compensation expenses - Employees (1)	1,694,277	1,672,263
Provisional reserve for discontinued operations (2)	7,362,039	-
Other impairment charges – Prepaid expenses and other current assets (3)	1,753,744	-
Realized loss on sale of marketable securities (4)	1,909,056	38,105
Realized loss on Other-Than-Temporary-Impairment on Marketable Securities (5)	9,466,329	-
Non-GAAP net income	$(5,673,550)	$19,863,532

GAAP Earnings applicable to common stockholders	$(27,939,921)	$11,726,070
GAAP Basic EPS	(1.13)	0.52
GAAP Diluted EPS	(1.13)	0.47
Non-GAAP net income reconciliation total (1)+(2)+(3)+(4)+(5)	22,185,446	1,710,368
Non-cash deducted related to Preferred Stock issuance:
Relative Fair Value of warrants		2,765,946
Beneficial Conversion Feature		2,451,446
Non-GAAP Earnings applicable to common stockholders	(5,754,474)	18,653,830
Non-GAAP Basic EPS	(0.23)	0.83
Non-GAAP Diluted EPS	$(0.23)	$0.77
Shares used in basic net income per-share calculation - GAAP	24,802,730	22,403,054
Shares used in basic net income per-share calculation - Non-GAAP	24,802,730	22,403,054
Shares used in diluted net income per-share calculation - GAAP	24,802,730	24,160,683
Shares used in diluted net income per-share calculation - Non-GAAP	24,802,730	24,160,683

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

The following discussion and analysis of our consolidated financial condition and results of operations for the years ended September 30, 2009 and December 31 2008 should be read in conjunction with the consolidated financial statements, including footnotes and list of related parities included in Note 12 of our financial statements, and other information presented elsewhere in this Transition Report on Form 10-K.

Restatement

We restated our consolidated financial statements for fiscal 2008 to correct an error in the method of calculating the other-than-temporary impairment of available for sale securities.  The impact of the restatement on our consolidated financial statements for fiscal 2008 is discussed in Note 2 – “Basis of Presentation and Summary of Significant Accounting Policies - Restatement of Financial Statements” of the notes to the consolidated financial statements included in this report.  All information included in this Management’s Discussion and Analysis of Results of Operations and Financial Condition has been correspondingly corrected to give effect to such restatement.

Change in Fiscal Year End

Effective August 13, 2009, we changed our fiscal year end from December 31 to September 30. We have defined various periods that are covered in this report as follows:

•	“2009 transition period” — January 1, 2009 through September 30, 2009.
•	“first nine months of 2008” — January 1, 2008 through September 30, 2008.
•	“fiscal 2010” — October 1, 2009 through September 30, 2010.
•	“fiscal 2008” — January 1, 2008 through December 31, 2008.
•	“fiscal 2007” — January 1, 2007 through December 31, 2007.
•	“fiscal 2006” — January 1, 2006 through December 31, 2006.

OVERVIEW OF OUR PERFORMANCE AND OPERATIONS

Our Business

We are a U.S. company that manages a portfolio of Chinese entities. We also provide consulting services to Chinese businesses. We operate in three identifiable segments, Magnesium, Basic Materials, and Consulting, in accordance with ASC Codifications Topic 280 (SFAS 131), “Disclosure about segments of an Enterprise and Related Information”. In the fourth quarter of fiscal 2006 we established our Magnesium and Basic Materials segments which have grown through acquisitions of controlling interests of Chinese private companies. We consolidate these acquisitions as either our wholly or majority owned subsidiaries. Through this ownership control, we provide management advice as well as investment capital to expand their businesses.

Our Magnesium segment is currently our largest segment by assets and prior to the 2009 transition period was the largest segment by revenues. We manufacture and sell pure magnesium and related by-products. We also purchase and resell magnesium products manufactured by third parties. Magnesium is used in a variety of markets and applications due to the physical and mechanical properties of the element and its alloys. Magnesium is the lightest and strongest of the structural metals; it is one fourth the weight of steel, two fifth the weight of titanium and two thirds the weight of aluminum.  Due to its light weight and high strength, magnesium and magnesium related products have a variety of technological and consumer applications. Magnesium alloys which are produced from the magnesium we make, are used in aircraft and automobile parts. In addition, magnesium in various forms is used in the manufacture of electronic equipment such as computers, cameras and cell phones. Magnesium powder is used as desulphurizer that removes sulfur in the production of steel .

Our Basic Materials segment engages in the sale and distribution of basic resources within Asia. Our Basic Materials segment includes the sale and distribution of a variety of products including (i) industrial grade synthetic chemicals, (ii) steel products (iii) nonferrous metals, and (iv) recycled materials. As well, within this segment we hold the rights to mining properties and are evaluating the economic feasibility of commencing mining and production operations at this site given the current weakness in the market price of zinc and related products. Presently we do not have a timetable for when our mining operations will commence. In July 2009, we launched CDII Trading. CDII Trading is engaged in the global purchase and sale of industrial commodities which includes mineral ores, non-ferrous metals, scrap metals, rare metals, petrochemicals, and other related commodities. CDII Trading also markets products from our other business units as well as some of our consulting clients by leveraging our relationships in China and abroad.

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

Our Performance

During the 2009 transition period we continued to experience a slowdown in revenue growth that began in the last quarter of fiscal 2008. Revenues in the 2009 transition period totaled $68.6 million, a decrease of $115 million compared to the first nine months in 2008, primarily attributable to a decrease in revenues within our Magnesium and Consulting segments due to continued weakness in prices and demand and our discontinuance of our Pan Asia Magnesium investment, which were offset by a slight increase in revenues in our Basic Materials segment. During the 2009 transition period our Magnesium segment produced, sold or distributed approximately 11,775 metric tons of magnesium generating revenues of $26.7 million compared to the production, sale and distribution of 42,651 metric tons and revenues of $129.6 million in the first nine months of 2008. In the 2009 transition period our Basic Materials segment generated revenues of $41.1 million compared to $39.6 million in the first nine months of 2008. For our Consulting segment, in the 2009 transition period this segment generated revenues of $0.810 million compared to $14.5 million in the first nine months of 2008.

Our gross profit margins decreased to 3.3% in the 2009 transition period from 13.3% in the first nine months of 2008 primarily as a result of price concessions to a major customer, sales of inventory on hand with a higher historical cost relative to current magnesium selling prices and fixed production costs within our Magnesium segment. In particular, in late fiscal 2008, we purchased material and finished product in anticipation of the fulfillment of a fixed price supply contract in the 2009 transition period with a major customer. As magnesium prices declined rapidly, we made concessions under this agreement to maintain our long term relationship with this customer that contributed to our lower gross profit.

Selling, general and administrative expenses increased $4.2 million in the 2009 transition period compared to first nine months of 2008 primarily as a result of non-recurring charges related to higher non-cash stock based compensation expenses, payroll expense and professional fees in our Consulting segment, increases in senior management salaries and bonuses in our Magnesium segment of $1.5 million and overall higher expenses in our Basic materials segment.

We incurred a loss for the 2009 transition period of $9.5 million on other than temporary impairment related to certain marketable securities available for sale that had been previously reflected as unrealized losses in our accumulated other comprehensive income on our balance sheet and a realized loss of $1.9 million on the sale of marketable securities available for sale as we sold securities of our clients we previously received as consulting fees.

We incurred a loss for the 2009 transition period from discontinued operations net of tax of $8.6 million, consisting of $1.19 million from operations and $7.4 million from our provisionally reserved impairment charges against the carry-value of our net investment and estimated costs on the disposal of our investment in Pan Asia Magnesium as discontinued operations as of September 30, 2009.

Historically we realized significant growth in our Magnesium segment due to (i) investments in our Magnesium segment in the latter half of fiscal 2007 which increased our capacity and revenues, and (ii) increases in the market price of magnesium during the first six months of 2008. However, in the 2009 transition period the global economic slowdown has adversely affected our growth trajectory across all of our business segments.

Our Outlook

During fiscal 2010 and beyond, we face a number of challenges in growing our business, such as the continuing integration and streamlining of our PRC based subsidiaries. At September 30, 2009 we had $31 million of working capital including $12.9 million in cash and cash equivalents. While this amount is believed sufficient to meet our current operating cash needs, we expect to seek additional capital to finance the strategic expansion of our magnesium production holdings.

Magnesium segment. For the 2009 transition period, we believe that global magnesium production is estimated to be approximately 411,875 metric tons, a decrease from the estimated 623,125 metric tons produced in the first nine months of 2008, with China representing 329,500 metric tons or approximately 80% of the world’s production. China’s domestic magnesium production decreased an estimated 33.9% in the 2009 transition period as compared to the first nine months in 2008. During the 2009 transition period our Magnesium segment produced, sold or distributed approximately 11,775 metric tons of magnesium generating revenues of $26.7 million compared to the production, sale and distribution of 42,651 metric tons and revenues of $129.6 million in the first nine months of 2008. The weak global economy has reduced demand for magnesium and as a result the price of magnesium, (about $2,300.00 per metric ton, as of September 30, 2009) has declined 35% since September 2008. We are unable to predict if and when demand or prices will increase. We estimate that China exports for the nine months ended September 30, 2009 were 148,703 metric tons as compared to 338,629 metric tons in first nine months of 2008. Management believes export demand was further impacted due to a 10% export tax on magnesium products which became effective in January 2008.

The average magnesium ingot price during the period from September 2009 through December 2009 was approximately $2,300 per metric ton (Ex Works) , up from $2,200 per metric ton in the second quarter of the 2009 transition period. These prices were significantly lower than $4,500 per metric ton average price during the second quarter of fiscal 2008. Based on this trend, among other factors, we believe that current magnesium prices are showing signs of stabilization and recovery.

Despite these factors, we believe that now is the time to expand our magnesium production holdings by acquiring additional interests in our current Magnesium segment holdings as well as acquire additional operations owned or controlled by Yuwei Huang. Additionally, on September 29, 2009, our board of directors committed to a plan to sell our interest in Pan Asia Magnesium and present it as a discontinued operation beginning with our financial statements for the fiscal year ended September 30, 2009 as we elected to focus our magnesium production efforts with our key Chinese partner, Yiwei Magnesium, a related party. Furthermore, we believe that by expanding our ownership of magnesium operations, we will be in a better position to comply with recently proposed environmental regulation which seeks to speed up the elimination of outmoded magnesium production capacity and, by 2011, eliminate magnesium manufacturers that have annual production of less than 10,000 tons and by 2015, eliminate magnesium producers that have annual production of less than 20,000 tons.

Basic Materials Segment. The worldwide economic slowdown continues to negatively impact the market price for zinc. At current market prices for zinc, it is not economically feasible for us to commence operations at our zinc ore property, complete construction of a planned zinc mining facility launch our zinc concentrate distribution operations that that have been suspended.

Management is currently re-negotiating its zinc concentrate distribution agreement and evaluating strategic alternatives for these two operations including the partial or full sale of its mining and distribution rights, the launch of operations in fiscal 2010 or potential joint venture partners to operate the mining and distribution operations. Presently we do not have a timetable for when or if these operations will be operated or sold.

Also, we will continue to operate as a distributor of industrial chemicals, commodities, steel and nonferrous metals and believe that demand for these materials will increase as worldwide economic activity increases and domestic consumption increases as the domestic Chinese market rebounds as a result of the November 2008 China domestic stimulus program and a rebound in the worldwide economy. Despite our optimism in some of these businesses, we continue to work with the management of these operations to identify strategies to maximize their potential which may include a sale of their operations or assets.

Consulting Segment. While we have made efforts to improve the caliber of the clients within our Consulting segment, the global economy and severe liquidity crisis in the capital markets in the 2009 transition period have created a difficult environment for smaller companies to attract interest in the financial community. Accordingly, in fiscal 2010 the growth within this segment will be largely dependent upon a recovery of the capital market for smaller companies.

PRC Government Programs. In November 2008, the Chinese government announced a $586 billion domestic economic stimulus program aimed at bolstering economic activity in China. The two year program includes tax rebates, spending in housing, infrastructure, agriculture, health care and social welfare, and a tax deduction for capital spending by companies. In February 2009, China's State Council announced support plans for the country's nonferrous metals and logistics sectors. The support plans include subsidized loans to support technical innovations within the nonferrous metals sector, adjustments to export rebate rates of nonferrous products, and the establishment of a national reserve system for the industry. These programs adopted by the PRC government are aimed towards supporting growth in some of the sectors in which we operate and there have been signs that the program, along with China’s significant foreign currency reserves, has resulted in heavy accelerated spending on building infrastructures and domestic spending on automobiles and appliances. In addition, with China’s 2009 third quarter gross domestic product of 8.9% per annum, up from 7.9% in the second quarter, it appears as though China has been shielded from the worst effects of the global economic recession.

Presentation of Financial Statements. The presentation of the statements of operations included in Part II, Item 6 in this Transition Report on Form 10-K have been modified to allow for the reporting of deductions from net income to arrive at income (loss) applicable to common stockholders. Items reflected in our comprehensive income for the periods reported are now included in our notes to the audited consolidated financial statements included in this Transition Report on Form 10-K. In addition, a portion of our audited consolidated financial statements have been reclassified to recognize discontinued operations treatment of our 51% interest in Pan Asia Magnesium and CDI Magnesium if the 2009 transition period and reflecting our sale of an 81% interest in CDI Clean Technology in fiscal 2008 and our restatement of our restated financial statements for the period ended December 31, 2008 to properly account for other-than-temporary impairment of available for sale securities and recognize an impairment loss in earnings equal to the entire difference between the impaired investment's cost and its fair value at the balance sheet date of the reporting period for which the assessment was made applying FSP FAS 115-1 or Accounting Standard Codification paragraph 320-10-35-34.

Results of Operations

The results discussed below are for our Fiscal 2009 transition period covering the nine 9 months ended September 30, 2009 compared to the first nine months of 2008 (which is unaudited), as a result of our fiscal year end change. For comparative purposes we believe that our variance explanations between these periods related to data in consolidated statements of operations are more meaningful to users, which address the significant impact of the weakness in pricing and demand, decreases in our gross profit margin and increases in selling, general and administrative expenses. For comparative purposes we believe that our variance explanations related to data in consolidated balance sheets and consolidated statements of cash flows would not be significantly different than if we compared our Fiscal 2009 transition period (9 months) and fiscal 2008 (12 months). Therefore, Fiscal 2008 results are shown in the tables below for such comparative and reference purposes.

The following table shows the percentage change in our consolidated revenues for the Fiscal 2009 transition period (9 months), the first nine months of 2008 (unaudited):

Consolidated Revenues

	Nine Months Ended September 30					Twelve Months Ended December 31
	2009		2008			2008
			(Unaudited)
(Dollars in thousands)	Revenues	% of Revenues	Revenues	% of Revenues	% increase (decrease)	Revenues	% of Revenues
Magnesium segment	$26,708	39%	$129,575	70%	(79)%	$ 152,426	68%
Basic Materials segment	41,112	60%	39,572	22%	4%	53,837	24%
Consulting segment	810	1%	14,518	8%	(94)%	16,358	7%
Total Consolidated	$68,630	100%	$183,666	100%	(63)%	$222,622	100%

Total consolidated revenues for fiscal the 2009 transition period were $68.6 million, a decrease of approximately 63% compared to first nine months of 2008. These decreases were primarily a result of decreases in revenues within our Magnesium and Consulting segments, which were offset by an increase in revenues in our Basic Materials segment.

Consolidated Operating Income and Expenses
	Nine Months Ended September 30, 2009			Nine Months Ended September 30, 2008			Twelve Months Ended Decmeber 31, 2008
				Unaudited
(Dollars in thousands)	Amount		%	Amount	%	% increase (decrease)	Amount	%
Revenues		$68,630	100%	$183,665	100%	(63)%	222,622	100%
Cost of revenues		66,350	97%	152,125	83%	(56)%	192,074	86%
Gross profit		2,281	3%	31,540	17%	(93)%	30,547	14%
Selling, general and administrative expenses		10,939	16%	6,708	4%	63%	10,451	5%
Operating (loss) income	$	(8,658)	(13)%	$24,832	13%	(135)%	20,096	9%

Revenues for the 2009 transition period decreased by $115 million compared to the first nine months of 2008 primarily as a result of the decrease in revenues in our Magnesium Segment of $102.9 million and Consulting segments of $13.7 million partially offset by an increase in revenues in our Basic Materials segment of $1.5.

In the 2009 transition period our cost of revenues decreased by $85.8 million compared to the first nine months of 2008 as a result of the reduction in our revenues. Our cost of revenues as a percentage of revenues over the same periods increased 13.9% primarily as a result of weakness in pricing relative to the cost of revenues, higher historical costs of raw materials and inventory on hand and fixed production costs within our Magnesium segment.

Our gross profit for the 2009 transition period was $2.3 million, a decrease of $29.3 million compared to first nine months of 2008 as a result of lower revenues of $115 million and higher costs of revenues as a percentage of revenues of 97% for these periods.

Selling, general and administrative expenses increased $4.2 million in the 2009 transition period compared to first nine months of 2008 was primarily a result of non-recurring charges related to higher non-cash stock based compensation expenses, payroll expense and professional fees in our Consulting segment, increases in senior management salaries and bonuses in our Magnesium segment of $1.5 million and overall higher expenses in our Basic materials segment.

Total consolidated operating loss for the 2009 transition period was $8.7 million compared to operating income of $24.8 million in first nine months of 2008 primarily as a result of the decrease in revenues in our Magnesium segment of $102.8 million and Consulting segment of $13.7 million partially offset by an increase in revenues in our Basic Materials segment of $1.5 million.

Segment Information

A summary of our operating results, by segment, for the 2009 transition period, the first nine months of 2008 and fiscal 2008 are as follows:

	Magnesium
	Nine Months Ended September 30,		Twelve Months Ended December 31, 2008
(Dollars in thousands)	2009	2008
		Unaudited
Revenues	$15,166	$126,431	$135,676
Revenues - related party	11,542	3,144	16,750

Cost of revenues	27,099	112,386	138,810
Gross profit	(391)	17,189	13,616
Total operating expenses	2,882	1,319	3,788
Operating income (loss)	$(3,273)	$15,870	$9,828

	Basic Materials
	Nine Months Ended September 30,		Twelve Months Ended December 31, 2008
(Dollars in thousands)	2009	2008
		Unaudited
Revenues	$41,112	$39,572	$53,838
Revenues - related party	-	-

Cost of revenues	38,853	38,224	51,764
Gross profit	2,259	1,348	2,074
Total operating expenses	2,684	1,111	1,521
Operating income (loss)	$(425)	$237	$553

	Consulting
	Nine Months Ended September 30,		Twelve Months Ended December 31, 2008
(Dollars in thousands)	2009	2008
		Unaudited
Revenues	$810	$14,518	$16,358
Revenues - related party	-

Cost of revenues	397	1,515	1,500
Gross profit	413	13,003	14,858
Total operating expenses	5,372	4,278	5,143
Operating income (loss)	$(4,959)	$8,725	$9,715

Magnesium Segment Operating Results

Revenues. Magnesium segment revenues for the 2009 transition period were $26.7 million, (inclusive of related party revenues of $11.5 million) a decrease of 79% compared to first nine months of 2008, due primarily to weakness in pricing as a result of a slowdown in magnesium demand and oversupply in the market and pricing concessions.

Revenues – Related Party in the 2009 transition period were $11.5 million, an increase of 8.4 million compared to the first nine months of 2008 primarily as a result of sales at market prices of our excess inventory to a minority shareholder of our Magnesium segment subsidiaries.

In the 2009 transition period our Magnesium segment produced, sold and distributed approximately 11,775 metric tons with an average price of $2,268 per metric ton. In the first nine months of 2008 we produced, sold and distributed approximately 50,000 metric tons with an average price of $3,315 per metric ton.

Gross Profit. In the 2009 transition period the gross profit for the segment decreased $17.6 million compared to first nine months of 2008. The gross profit margin for this segment in the 2009 transition period was (1.5)% compared to 13% for the first nine months of 2008. The decrease is primarily a result of price concessions to a major customer, sales of inventory on hand with a higher historical cost relative to current magnesium selling prices and fixed production costs within our Magnesium segment. In particular, in late 2009, we purchased material and finished product in anticipation of the fulfillment of a fixed price supply contract with a major customer. As magnesium prices declined rapidly, we made concessions under this agreement to maintain our long term relationship with this customer that contributed to our lower gross profit.

Operating Expenses. In the 2009 transition period operating expenses were $2.9 million, an increase of $1.6 million compared to first nine months of 2008 primarily as a result of increases in senior management salaries and bonuses in our Magnesium segment of $1.5 million, higher depreciation expenses at our newly operational Baotou Changxin Magnesium facility, and partially offset by the collection of a bad debt previously written off, a reduction in labor costs as we stopped production at some of our facilities and other adjustments.

Basic Materials segment

Revenues. In the 2009 transition period revenues in the Basic Materials segment were $41.1 million, an increase of 4% compared to first nine months of 2008. This increase is a result of an increase in revenues from CDI Beijing which we formed in June 2008 in the amount of $10.6 million partially offset by a decrease in revenues of $9.0 million at Lang Chemical.

Gross Profit. In the 2009 transition period the gross income for this segment increased $0.91 million, a 67.6% increase compared to first nine months of 2008. This margin improvement is due to the contribution of CDI Beijing which generated gross margins of 8.4% in first nine months of the 2009 transition period and an increase in gross margins at Lang Chemical from 3.2% in the first nine months of 2008 to 4.2% in the 2009 transition period.

Operating Expenses. In the 2009 transition period for this segment operating expenses were $2.7 million, an increase of $1.6 million compared to first nine months of 2008. These increases are primarily a result of increases of $0.172 million in selling expenses and of $0.207 million in general and administrative expenses at Lang Chemical, increases of $0.707 million in selling expenses and $0.425 million in general administrative expenses at CDI Beijing.

Consulting segment

Revenues. In the 2009 transition period the Consulting segment revenues were $0.810 million, a decrease of 13.7 million or 94% compared to first nine months of 2008. The decrease was due primarily to the absence of $5.39 million in one-time transaction fees that we recognized in the first nine months of 2008, a reduction in recurring consulting fees as a result of the reduction in the market price of the fixed number of securities we received from our client companies as fees and the lack of new clients engaged in the 2009 transition period.

Gross Profit. In the 2009 transition period the gross profit for this segment was $0.412 million compared to $13.0 million in first nine months of 2008, this represents a decrease of 97%. This decrease was due primarily to the reduction in revenues of $12.6 million partially offset by a reduction in cost of revenues of $1.1 million primarily reflecting a reduction of professional fees associated with services we provided internally.

Operating Expenses. In the 2009 transition period operating expenses in this segment, which include selling, general and administrative expenses for our U.S. headquarters and executive management, were $5.4 million, an increase of $1.1 million or 25.6% compared to the first nine months of 2008. These increases were due primarily to non-cash stock based compensation expenses, payroll expense, professional fees and approximately $94,000 in severance costs related to the elimination of four employees that is expected to result in future savings of approximately $250,000 per year.

Total Other (Expense) Income

Total other expense in the 2009 transition period was $(13) million compared to total other income of $0.651 million in first nine months of 2008. The decrease of $13.6 million was due primarily to realized losses of $(9.5) million on other than temporary impairment related to certain marketable securities available for sale that had been previously reflected as unrealized losses in our accumulated other comprehensive income on our balance sheet and $(1.9) million on the sale of marketable securities available for sale pursuant to the guidance of ASC 320, “Investments - Debt & Equity Securities,” and other impairment charges related to $(1) million loan to a consulting client, and $(0.731) million loan at CDI Jingkun Zinc as we are in the process of renegotiating a zinc concentrate distribution agreement with our vendor.

Income Tax Benefit (Expense)

Income tax benefit for the 2009 transition period was $0.021 million compared to $0.01 million in first nine months of 2008. The increase was due primarily to a tax credit/refund of $0.195 million attributable to our Consulting segment, partially offset by accrued tax liabilities of $0.174 million in our Magnesium and Basic Material segments, respectively in the 2009 transition period.

Discontinued Operations

Loss from discontinued operations for the 2009 transition period from discontinued operations net of tax was $(8.6) million, as compared to a gain of $1.6 million in first nine months of 2008.  This loss was primarily due to our provisional reserve of $7.4 million on the disposal of Pan Asia Magnesium as discontinued operations, and losses from above identified discontinued operations of $1.2 million during the first and second quarters of 2009. As a result of an ongoing dispute with Shanxi Jinyang and Ms. Runlian Tian, the non-controlling shareholders of our subsidiary Pan Asia Magnesium and its Chairman of the Board of Directors, Haixin Zhao, which prevented us from completing the audit of Pan Asia Magnesium, including its operating results for the third quarter of the 2009 transition period and for the entire 2009 transition period, we recognized a provisional impairment charge against the net book value of our investment in Pan Asia Magnesium and estimated legal fees. See Note 17 – Commitments and Contingencies in our audited consolidated financial statements included in this report.

Net (Loss) Income Before Noncontrolling Interests

Net loss for the 2009 transition period was $(30.2) million, as compared to a gain of $27.1 million in first nine months of 2008. The decrease of $55.8, or 211% was primarily due to our operating loss of $(8.7) million, other than temporary impairment losses of $(9.5) million, a realized loss on the sale of marketable securities of $(1.9), $(1.7) million other impairment charges, and a provisional impairment charge related to our investment in Pan Asia Magnesium of $(7.4) millions.

Foreign Currency Translation Gain

The functional currency of our subsidiaries operating in the PRC is the Chinese dollar or Renminbi (“RMB”). The financial statements of our subsidiaries are translated to U.S. dollars using period end rates of exchange for assets and liabilities, and average rates of exchange (for the period) for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations. As a result of these translations, we reported a foreign currency translation gain of $0.145 million in the 2009 transition period as compared to $2.1 million in first nine months of 2008. This non-cash gain had the effect of increasing our reported comprehensive income. This item is discussed in further detail in the notes to the audited consolidated financial statements appearing elsewhere in this report.

Unrealized Gain/(Loss) on Marketable Securities Available for Sale, Net of Income Tax

The unrealized gain on marketable securities available for sale, net of income taxes in the 2009 transition period totaled $0.175 million, compared to an unrealized loss of approximately $(10.2) million in first nine months of 2008. This increase in unrealized gain is representative of our fair market value adjustment to the carrying value of our equity securities and warrants held as marketable securities available for sale. We also recognized and reclassified $(9.9) million of unrealized (loss) in accumulative comprehensive income (AOCI) from the prior 2008 period as other than temporary impairment, a reduction in the fair value of securities received from our clients in the Consulting Segment.

We make valuations of the carrying amount of our marketable securities available for sale on a quarterly basis pursuant to ASC 320 (SFAS 115) “Investments – Debt and Equity Securities.” We record an unrealized gain/(loss) for the fair market valuation (FMV) of such securities in the equity section of our balance sheet as Other comprehensive income (OCI). We make an analysis on an annual basis to determine if and when such unrealized (loss) has become other than temporarily impaired, and reclassify it as a realized (loss) into our current period’s net income/(loss). This determination is based on a number of factors, including but not limited to (i) the percentage of the decline, (ii) the severity of the decline in relation to the enterprise/market conditions, and (iii) the duration of the decline. See the Critical Accounting Polices of this Item 7 and Note 2 of our audited consolidated financial statements included in this report.

Comprehensive (Loss) Income

Comprehensive (loss) income for the 2009 transition period was $(20.0) million, compared to $10 million in first nine months of 2008. This is a result of our net loss of $30.2 million offset by $0.145 million foreign currency translation, $0.175 million unrealized gains on marketable securities available for sale (including marketable securities available for sale-related party), and $9.9 million from reclassification of unrealized losses in accumulative other comprehensive income in the first nine months of 2008.  In first nine months of 2008 we reflected a comprehensive income of $10.0 million derived from our net income of $18.1 million, plus foreign currency translation gains of $2.1 million, and offset by an unrealized (loss) on marketable securities held for sale (including marketable securities held for sale-related party), net of income tax of $(10.2) million.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At September 30, 2009 our working capital was $31 million as compared to $37.5 million at December 31, 2008.

Our cash balance at September 30, 2009 totaled $12.9 million, a decrease of $1.15 over our balance at December 31 2008. During the 2009 transition period we received net proceeds of $4.8 million from a June 2009 offering of its common stock and warrants, offset by investments in capital expenditures of $2.1 million in property, plant and equipment made during the 2009 transition period.

The continued implementation of our business model, which includes providing investment capital to augment the growth of our portfolio companies and expand our business through new accretive acquisitions, will in all likelihood require additional capital. During fiscal 2010, we plan to use our magnesium holdings as a basis for raising capital and expansion of our magnesium holdings by acquiring additional interests in our Magnesium segment holdings as well as acquire additional operations owned or controlled by Yuwei Huang as contemplated in a non-binding letter of intent we have entered into with Mr. Huang. Additionally, we plan to use the proceeds, if any, from the disposition of our ownership interest in Pan Asia Magnesium which we discontinued as of September 30, 2009.

On June 15, 2009 we sold 2,702,702 shares of our common stock, at a price of $1.85 per share and warrants to purchase up to an additional 1,351,352 shares of common stock in a registered direct offering. We received net proceeds of approximately $4.8 million. In addition, we have formed International Magnesium Group, Inc. as the vehicle to consolidate our strategic magnesium operations and to create an identifiable brand name to unify our marketing efforts for these operations.

We have an effective registration statement on Form S-3 which permits us to sell on a delayed or continuous basis, shares of our common stock or other securities along with certain selling shareholders at any time pursuant to a registration statement that we filed pursuant to Rule 415 under the Securities Act of 1933. The amount of our common stock which we or the selling shareholders are permitted to sell pursuant to our prospectus dated August 1, 2008 is limited to no more than one third of the aggregate market value, during the period of 12 calendar months prior to the sale, of the voting and non-voting common equity held by non-affiliates of our company. Based on this limitation and subtracting the $5,000,000 raised in our June 15, 2008 offering, as of June 30, 2009, we and the selling shareholders would be limited to selling no more than approximately $5.2 million (or 3,191,000 shares) of our common stock assuming there were no other sales within a 12 month period and a market price for our common stock of $1.63, the closing price of our common stock on NASDAQ on October 14, 2009. We are evaluating our ability to continue to use the Form S-3 registration statement in fiscal 2010 as we inadvertently filed our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 late and are not eligible to use Form S-3 to register our securities with the SEC until all reports required under the Exchange Act have been timely filed for at least 12 months and other conditions are met.  We believe we have a good faith basis for obtaining a waiver of the 12-month timely filing requirement and will submit a request with the SEC after we file this report.

On October 14, 2009, we entered into a Continuous Offering Program Agreement (the “Agreement”), with Rodman & Renshaw, LLC (“Rodman & Renshaw”), under which we may sell an aggregate of up to $5,201,330 in gross proceeds of our common stock from time to time through Rodman & Renshaw, as the agent for the offer and sale of the common stock. Rodman & Renshaw may sell the common stock by any method permitted by law, including sales deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act of 1933, including without limitation sales made directly on NASDAQ Global Market, on any other existing trading market for the common stock or to or through a market maker. Rodman & Renshaw may also sell the common stock in privately negotiated transactions, subject to our prior approval. We will pay Rodman & Renshaw a commission equal to 4% of the gross proceeds of the sales price of all common stock sold through it as sales agent under the Agreement.  The Agreement may be terminated by either party at any time except with respect to any pending sale by Rodman & Renshaw for us.  As of December 29, 2009, we sold 22,300 shares and received net proceeds in the amount of $34,253 under the Agreement.

The following table provides certain selected balance sheets comparisons between the transition period ended September 30, 2009 and that ended December 31, 2008:

			Increase /
(Dollars in Thousands)	September 30, 2009	December 31, 2008	(Decrease)
Cash	$12,851	$14,000	$(1,149)
Marketable securities	4,984	7,569	(2,585)
Accounts receivable, net	8,196	9,448	(1,252)
Inventories, net	5,807	6,288	(481)
Prepaid expenses and other assets	5,092	7,985	(2,893)
Total current assets	47,150	59,742	(12592)
Property and equipment, net	31,332	31,224	108
Total assets	80,515	107,379	(26,864)

Accounts payable and accrued expenses (including related party)	7,760	15,199	(7,439)
Advances from customers	2,007	1,545	462
Other payables	3,072	1,607	1,465
Due to related parties	400	979	(579)
Total current liabilities	$16,191	$22,228	$(6,037)

We maintain cash and cash equivalents in the United States and China. At September 30, 2009 and December 31, 2008, bank deposits by geographic area (reclassified to reflect discontinued operations), was as follows:

Country	September 30, 2009		December 31, 2008
United States	$8,625,782	67%	$6,640,672	47%
China	4,225,528	33%	7,359,513	53%
Total cash and cash equivalents	$12,851,310	100%	$14,000,185	100%

A substantial portion of our cash balance, 33% at September 30, 2009, is in the form of RMB held in bank accounts at financial institutions located in the PRC. Cash held in banks in the PRC is not insured. The value of cash on deposit in China of $4.2 million at September 30, 2009 has been converted based on the exchange rate as of September 30, 2009. In 1996, the Chinese government introduced regulations, which relaxed restrictions on the conversion of the RMB; however restrictions still remain, including but not limited to restrictions on foreign invested entities. Foreign invested entities may only buy, sell or remit foreign currencies after providing valid commercial documents at only those banks authorized to conduct foreign exchanges. Furthermore, the conversion of RMB for capital account items, including direct investments and loans, is subject to PRC government approval. Chinese entities are required to establish and maintain separate foreign exchange accounts for capital account items. We cannot be certain Chinese regulatory authorities will not impose more stringent restrictions on the convertibility of the RMB, especially with respect to foreign exchange transactions. Accordingly, cash on deposit in banks in the PRC is not readily deployable by us for purposes outside of China.

Current assets as of September 30, 2009 totaled $47.1 million, a decrease of 21% compared to December 31, 2008. Current liabilities as of September 30, 2009 totaled $15.9 million, reflecting a decrease of 29% from our December 31, 2008 balance.

A summary of total assets by segment and discontinued operations at September 30, 2009 and at December 31, 2008 is as follows:

(Dollars in thousands)	September 30, 2009	December 31, 2008
Magnesium segment	$44,858	$59,098
Basic Materials segment	17,095	9,158
Consulting segment	18,315	24,551
Discontinued Operations	247	14,572
Total	$80,515	$107,379

The following table provides detail of selected balance sheet items by segment as of September 30, 2009:

(Dollars in thousands)	Magnesium	Basic Materials	Consulting		Consolidated
Accounts receivable, net (including related-party)	$3,282	$7,133	$		$10,550
Inventories, net	3,528	2,278		-	5,806
Prepaid expenses and other current assets (including related party)	8,695	182		2,038	10,915
Total current assets	16,129	13,054		17,966	47,149

Accounts payable and accrued expenses	5,797	1,724		187	7,708
Advances from customers	772	992		243	2,007
Other payables	1,001	2,071		-	3,072
Total current liabilities	$8,103	$7,657		$431	$16,191

Our accounts receivables (including related party), net of allowances for doubtful accounts, as of September 30, 2009, were $10.5 million, a decrease of $0.6 million compared to December 31, 2008. This decrease is attributed to the overall increase in collections efforts primarily in our Magnesium segment partially offset by an increase in accounts receivables in our CDI Beijing subsidiary of $3.5 million, and an increase of revenues to $12.7 million in the transition period ended September 30, 2009 as compared to $2.1 million in the first nine months of 2008. We extended credit terms to our credit worthy customers in order to stay competitive in the marketplace. Our Magnesium and Basic Materials segments generally offer payment terms to its customers of 90 days. Our Consulting segment generally receives full payment in advance for consulting services to be provided, upon entering into a consulting agreement.

Inventories as of September 30, 2009 were $5.8 million, a decrease of $0.5 million compared to December 31, 2008. This decrease is due primarily to a decrease in magnesium inventories due to a lower demand in the marketplace, and offset by an increase in inventories at Lang Chemical at our Basic Material Segment.

Prepaid expenses and other current assets consist of prepayments to vendors for inventory, other receivables, the fair value of client securities which were assigned to our executive officers and employees as compensation, loans receivable, VAT tax refunds, and security deposits. Prepaid expenses and other current assets as of September 30, 2009 were $5.1 million.

Accounts payable and accrued expenses represent payables associated with the general operation of each segment, including accrued payrolls. Advances from customers represent prepayments for products, which have not yet been shipped. Of the $2 million in advances from customers reflected at September 30, 2009, $0.992 million and $0.772 million were attributable to our Basic Material and Magnesium segments respectively, for orders placed in the ordinary course of business but not yet shipped.

Consolidated Statement of Cash Flows

In the 2009 transition period, our net decrease in cash from continuing operations totaled $1.15 million and was comprised of $6.851 million used by operating activities, $0.08 million provided by investing activities, $4.019 million provided by financing activities, and the effect of prevailing exchange rates provided on our cash position of $1.448 million, offset by $0.05 million in cash from discontinued operations held by the noncontrolling interest.

In fiscal 2008, our net decrease in cash from continuing operations totaled $5 million and consisted of $10.9 million provided in operating activities, $34.6 million used in investing activities, $17 million provided by financing activities, and the effect of prevailing exchange rates on our cash position of $1.8 million, offset by $0.2 million from discontinued operations.

Cash Used in Operating Activities

Net cash used by operating activities in the 2009 transition period totaled $(6.9) millions.  The continuing activities were mainly comprised of our net (loss) of $(30.2) million, a decrease in our prepaid expenses (including related party) and other assets of $5.3 million, a decrease in accounts payable related party of $(7.5) million, and reconciling non cash transactions comprised of the followings: (i) $8.6 millions in our provisional impairment reserve, estimated disposal costs, and operating loss from discontinued operations, (iii) $1.4 million in depreciation expense, (iii) stock based compensation expenses of $1.7 million, and (iv) $11.4 million in realized losses from sales and of other than temporary impairment on our marketable securities available for sale.

In fiscal 2008 cash provided by operations of $10.9 million (including $3.5 million provided by discontinuing operations).  The continuing activities comprised of an increase in net prepaid expense - related party of $(3.8) million, an increase in inventory of $(2.5) million, an increase in accounts payable –related party of $6.6 million. These increases were partially offset by a decrease in prepaid expenses and other assets of $3.7 million, a decrease in advance from customers of $(5.3) million, a decrease in accounts payable and other accrued expenses of $(0.6) million, and a decrease of other payables of $(1.1) million. Non cash transactions comprised of (i) fair values of securities received for services of $(15.3) million, (ii) realized losses on other than temporary impairment of $7.5 million, (iii) depreciation expenses of $1 million, and (iv) stock based compensation expenses of $2.2 million.

Cash (Used in) Provided by Investing Activities

Net cash provided by investing activities for the 2009 transition period totaled $80,176.  The continuing activities were primarily comprised of $(2.1) million of capital expenditures in property, plant and equipment, offset by cash provided from the sale of marketable securities available for sale of $1.6 million and a repayment of loan – related party of $0.594 million.

In fiscal 2008, our cash used in investing activities totaled $(35) million (including $(8.5) million used by discontinued operations).  The continuing activities were mainly comprised of purchases of $(23) million in property, plant and equipment, investment of $(3.75) million in subsidiaries, offset by a sale of marketable securities available for sale of $0.5 million and a loan repayment of $0.2 million.

Cash Provided by Financing Activities

For the 2009 transition period net cash provided by financing activities was $4 million including $(0.154) million used by discontinued operations. The continuing activities were mainly comprised of gross proceeds of $5 million from the sale of Common Stock, capital contribution from minority interest owners of $0.99 million, proceeds from exercise of stock options and warrants of $0.08 million, and proceeds from loans payable of $0.587 million. These were partially offset by cash payments for stock split/forward and stock repurchase of $(1.7) million, payment of loans payable of $(0.186) million, and $(0.190) million in offering expenses related to share placements.

In fiscal 2008, cash provided by financing activities was $17 million (including $4.4 million from discontinued operations).  The continuing activities were comprised of approximately $3.6 from capital contribution from noncontrolling shareholder of our subsidiaries of owners, $3.0 million from the exercise of options and warrants, $12.9 million from proceeds of the Series A Preferred Stocks, and $1.1 million in proceeds from loans payable. These increases in our cash balance were offset somewhat by the repayment of loans and notes payable (including related party) of $(4.15) million, and costs associated with share offerings of $(1.5) million and $(1.9) million in repayment of due to the related party.

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

In 2008, holders of our Series A Preferred Stock converted 11,944 shares out of the 12,950 shares of the Series A Preferred Stock. As of September 30 2009 only 1,006.25 shares of Series A Preferred remained outstanding. In the 2009 transition period we paid dividends of $60,656 in the form of our common shares, at an average of $1.38 per share. This item is discussed in further detail in the notes to the audited consolidated financial statements appearing elsewhere in this Form 10-K.

Noncontrolling Interest

At September 30, 2009, our consolidated balance sheet reflects a total noncontrolling interest of approximately $18.3 million, of which $18.2 million and $96,000.00 represent noncontrolling interest in continuing operations and discontinued operations, respectively. The following table provides information regarding the minority interest by segment:

Segment	September 30, 2009	December 31, 2008
Magnesium segment	$15,175,179	$16,719,572
Basic Materials segment	3,074,019	2,197,934
Consulting segment	-	-
Total	$18,249,198	$18,917,506

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

A summary of significant accounting policies is included in this item are discussed in further detail in the notes to the audited consolidated financial statements appearing elsewhere in this Form 10-K. Management believes that the application of these policies on a consistent basis enables us to provide useful and reliable financial information about our operating results and financial condition.

Revenue Recognition

We follow the guidance of ASC 605, ‘Revenue Recognition,” and the Securities and Exchange Commission's Staff Accounting Bulletin (“SAB”) No. 104 and SAB Topic 13 for revenue recognition. In general, we record revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results when ultimately realized could differ from those estimates. Significant estimates in the 2009 transition period and 2008 include the allowance for doubtful accounts of accounts receivable, stock-based compensation, and the useful life of property, plant and equipment.

Fair Value of Financial Instruments

We follow ASC 820, “Fair Value Measurements and Disclosures,” (SFAS 157), as amended by Financial Accounting Standards Board (FASB) Financial Staff Position (FSP) No. 157-2, on the effective date of FASB Statement No. 157. Those provisions relate to our financial assets and liabilities carried at fair value and our fair value disclosures related to financial assets and liabilities. ASC 820 (SFAS 157) defines fair value, expands related disclosure requirements and specifies a hierarchy of valuation techniques based on the nature of the inputs used to develop the fair value measures. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. There are three levels of inputs to fair value measurements - Level 1, meaning the use of quoted prices for identical instruments in active markets; Level 2, meaning the use of quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active or are directly or indirectly observable; and Level 3, meaning the use of unobservable inputs. Observable market data should be used when available.

Most, but not all, of our financial instruments are carried at fair value, including, all of our cash equivalents, investments classified as available for sale securities and assets held for sale and are carried at fair value, with unrealized gains and losses, net of tax. Virtually all of our valuation measurements are Level 1 measurements.

Marketable Securities

We make valuations of the carrying amount of our Marketable Securities Available for Sale quarterly pursuant to ASC 320 (SFAS 115), “Investments – Debt and Equity Securities”. We record an unrealized gain/(loss) for the fair market valuation (FMV) of such securities in the equity section of our balance sheet as Other Comprehensive income (OCI). We make an analysis at the least on an annual basis to determine if and when such unrealized (loss) has become other than temporarily impaired, and reclassify it as a realized (loss) into our current period’s net income/(loss). This determination is based on a number of factors, including but not limited to (i) the percentage of the decline, (ii) the severity of the decline in relation to the enterprise/market conditions, and (iii) the duration of the decline. It’s further discussed in Note 2 of our Financial Statements.

In January 2009, the FASB issued FSP EITF 99-20-1 (ASC 325-40) to amend the impairment guidance in EITF Issue No. 99-20 in order to achieve more consistent determination of whether an other-than-temporary impairment has occurred. This FSP amended EITF 99-20 to more closely align the other-than-temporary impairment guidance therein to the guidance in ASC 320, 10-35-31 (SFAS 115). Retrospective application to a prior interim or annual period is prohibited.

All securities (exclusive of preferred stock and common stock purchase warrants) received from our clients as compensation are quoted either on the Over the Counter Bulletin Board or the Pink Sheets. The securities are typically restricted as to resale. Our policy is to liquidate securities received as compensation when market conditions are favorable for sale. As these securities are often restricted, we are unable to liquidate these securities until the restriction is removed. We recognize revenue for common stock based on the fair value at the time common stock is granted and for common stock purchase warrants based on the Black-Scholes valuation model. Unrealized gains or losses on marketable securities available for sale and on marketable securities available for sale-related party are recognized as an element of comprehensive income based on changes in the fair value of the security as quoted on an exchange or an inter-dealer quotation system. Once liquidated, realized gains or losses on the sale of marketable securities available for sale and marketable securities available for sale-related party are reflected in our net income for the period in which the security was liquidated.

Comprehensive income

We follow ASC 205, “Presentation of Financial Statements,” and ASC 220 (SFAS 130), “Reporting Comprehensive Income,” to recognize the elements of comprehensive income. Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive income for 2008 and 2007 included net income, foreign currency translation adjustments, unrealized gains or losses on marketable securities available for sale, net of income taxes, and unrealized gains or losses on marketable securities available for sale-related party, net of income taxes.

Impairment of long-lived assets

In accordance with ASC 360-10 (SFAS 144), “Impairment or Disposal of Long-Lived Assets”, we periodically review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. We recognize an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the estimated fair value and the book value of the underlying asset. We did not record any impairment charges during the years ended December 31, 2008 and 2007, respectively.

Subsidiaries Held for Sale

We follow ASC 360-10-45, “Long-Lived Assets Classified as Held for Sale,” and ASC 360-10-15, “Impairment or Disposal of Long-Lived Assets.” Long-lived assets are classified as held for sale when certain criteria are met. These criteria include management’s commitment to a plan to sell the assets; the availability of the assets for immediate sale in their present condition; an active program to locate buyers and other actions to sell the assets has been initiated; the sale of the assets is probable and their transfer is expected to qualify for recognition as a completed sale within one year; the assets are being marketed at reasonable prices in relation to their fair value; and it is unlikely that significant changes will be made to the plan to sell the assets. We measure long-lived assets to be disposed of by sale at the lower of carrying amount or fair value, less cost to sell.

Acquisitions

We account for acquisitions using the purchase method of accounting in accordance with ASC 8005 (SFAS 141), Business Combinations. In each of our acquisitions for the periods presented, we determined that fair values were equivalent to the acquired historical carrying costs.

Recent Accounting Pronouncements

EITF Issue No. 07-5 (ASC 815) "Determining Whether an Instrument (or embedded Feature) is Indexed to an Entity's Own Stock" (EITF 07-5) was issued in June 2008 to clarify how to determine whether certain instruments or features were indexed to an entity's own stock under EITF Issue No. 01-6 (ASC 815), "The Meaning of "Indexed to a Company's Own Stock" (EITF 01-6) (ASC 815),. EITF 07-5(ASC 815), applies to any freestanding financial instrument (or embedded feature) that has all of the characteristics of a derivative as defined in FAS 133 (ASC 815), for purposes of determining whether that instrument (or embedded feature) qualifies for the first part of the paragraph 11(a) scope exception. It is also applicable to any freestanding financial instrument (e.g., gross physically settled warrants) that is potentially settled in an entity's own stock, regardless of whether it has all of the characteristics of a derivative as defined in FAS 133 (ASC 815), for purposes of determining whether to apply EITF 00-19 (ASC 815). EITF 07-5(ASC 815) does not apply to share-based payment awards within the scope of FAS 123(R), Share-Based Payment (FAS 123(R) (ASC 718)). However, an equity-linked financial instrument issued to investors to establish a market-based measure of the fair value of employee stock options is not within the scope of FAS 123(R) (ASC 718) and therefore is subject to EITF 07-5(ASC 815).

In January 2009, the FASB issued FSP EITF 99-20-1 (ASC 325), to amend the impairment guidance in EITF Issue No. 99-20 (ASC 325) in order to achieve more consistent determination of whether an other-than-temporary impairment has occurred. This FSP amended EITF 99-20 (ASC 325) to more closely align the other-than-temporary impairment guidance therein to the guidance in Statement No. 115 (ASC 320, 10-35-31). Retrospective application to a prior interim or annual period is prohibited.

On June 5, 2003, the United States Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), as amended by SEC Release No. 33-9072 on October 13, 2009. Commencing with its annual report for the year ending December 31, 2010, the Company will be required to include a report of management on its internal control over financial reporting. The internal control report must include a statement

•	Of management’s responsibility for establishing and maintaining adequate internal control over its financial reporting;
•	Of management’s assessment of the effectiveness of its internal control over financial reporting as of year end; and

•	Of the framework used by management to evaluate the effectiveness of the Company’s internal control over financial reporting.

Furthermore, it is required to file the auditor’s attestation report separately on the Company’s internal control over financial reporting on whether it believes that the Company has maintained, in all material respects, effective internal control over financial reporting.

In June 2009, the FASB approved the “FASB Accounting Standards Codification” (“ASC”) as the single source of authoritative nongovernmental U.S. GAAP to be launched on July 1, 2009. ASC does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered non-authoritative. ASC also includes all relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections within the Codification. The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issue Task Force Abstracts, but instead will issue Accounting Standard Updates (“ASUs”). ASUs will not be considered “authoritative” in their own right as they serve only to update the Codification by providing the basis for conclusions on the change(s) in the Codification. ASC is effective for interim and annual periods ending after September 15, 2009, and the principle impact on our financial statements is limited to disclosures, as all references to authoritative accounting literature will now be referenced in accordance with the ASC Codification.

In August 2009, the FASB issued the FASB Accounting Standards Update (ASU) No. 2009-04 “Accounting for Redeemable Equity Instruments - Amendment to ASC 480-10-S99,” which represents an update to ASC Section 480-10-S99, distinguishing liabilities from equity, per EITF Topic D-98, Classification and Measurement of Redeemable Securities. The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

In August 2009, the FASB issued the FASB Accounting Standards Update (ASU) No. 2009-05 “Fair Value Measurement and Disclosures (ASC Topic 820) – Measuring Liabilities at Fair Value”, which provides amendments to ASC Subtopic 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities. This update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: 1. A valuation technique that uses: a. The quoted price of the identical liability when traded as an asset b. Quoted prices for similar liabilities or similar liabilities when traded as assets. 2. Another valuation technique that is consistent with the principles of ASC 820; two examples would be an income approach, such as a present value technique, or a market approach, such as a technique that is based on the amount at the measurement date that the reporting entity would pay to transfer the identical liability or would receive to enter into the identical liability. The amendments in this update also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The amendments in this update also clarify that both a quoted price in an active market for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2009, the FASB issued the FASB Accounting Standards Update (ASU) No. 2009-08 “Earnings Per Share – Amendments to Section 260-10-S99,” which represents technical corrections to ASC 260-10-S99, Earnings per share, based on EITF Topic D-53, Computation of Earnings Per Share for a Period that includes a Redemption or an Induced Conversion of a Portion of a Class of Preferred Stock and EITF Topic D-42, The Effect of the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock. The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2009, the FASB issued the FASB Accounting Standards Update (ASU) No. 2009-09 “Accounting for Investments-Equity Method and Joint Ventures and Accounting for Equity-Based Payments to Non-Employees”. This update represents a correction to Section 323-10-S99-4, Accounting by an Investor for Stock-Based Compensation Granted to Employees of an Equity Method Investee. Additionally, it adds observer comment Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees to the Codification. The Company does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2009, the FASB issued the FASB Accounting Standards Update (ASU) No. 2009-12 “Fair Value Measurements and Disclosures Topic 820 – Investment in Certain Entities That Calculate Net Assets Value Per Share (or Its Equivalent)”, which provides amendments to ASC Subtopic 820-10, Fair Value Measurements and Disclosures-Overall, for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). The amendments in this update permit, as a practical expedient, a reporting entity to measure the fair value of an investment that is within the scope of the amendments in this update on the basis of the net asset value per share of the investment (or its equivalent) if the net asset value of the investment (or its equivalent) is calculated in a manner consistent with the measurement principles of ASC Topic 946 as of the reporting entity’s measurement date, including measurement of all or substantially all of the underlying investments of the investee in accordance with ASC Topic 820. The amendments in this update also require disclosures by major category of investment about the attributes of investments within the scope of the amendments in this update, such as the nature of any restrictions on the investor’s ability to redeem its investments at the measurement date, any unfunded commitments (for example, a contractual commitment by the investor to invest a specified amount of additional capital at a future date to fund investments that will be make by the investee), and the investment strategies of the investees. The major category of investment is required to be determined on the basis of the nature and risks of the investment in a manner consistent with the guidance for major security types in U.S. GAAP on investments in debt and equity securities in paragraph ASC 320-10-50-1B. The disclosures are required for all investments within the scope of the amendments in this update regardless of whether the fair value of the investment is measured using the practical expedient. The Company does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

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

Cautionary Note Regarding Forward-Looking Information and Factors That May Affect Future Results

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This Transition Report on Form 10-K and other written and oral statements that we make from time to time contain such forward-looking statements that set out anticipated results based on management’s plans and assumptions regarding future events or performance. We have tried, wherever possible, to identify such statements by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will” and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results of current and anticipated sales efforts, expenses, the outcome of contingencies, such as legal proceedings, and financial results. A list of factors that could cause our actual results of operations and financial condition to differ materially is set forth below, and these factors are discussed in greater detail under Item 1A – “Risk Factors” of our Transition Report on Form 10-K for the year ended September 30, 2009:

•	Continued global economic weakness is expected to reduce demand for our products in each of our segments.
•	Fluctuations in the pricing and availability of magnesium and in levels of customer demand.
•	Changes in the prices of magnesium and magnesium-related products.
•	Our ability to implement our acquisition strategy of growing our business through increased magnesium production capacity and acquisitions.
•	Fluctuations in the cost or availability of coke gas and coal.
•	Loss of orders from any of our major customers.
•	The value of the equity securities we accept as compensation is subject to adjustment which could result in losses to us in future periods.
•	Our ability to effectively integrate our acquisitions and to manage our growth and our inability to fully realize any anticipated benefits of acquired business.
•
Our need for additional financing which we may not be able to obtain on acceptable terms, the dilutive effect additional capital raising efforts in future periods may have on our current shareholders and the increased interest expense in future periods related to additional debt financing.

•	Our dependence on certain key personnel.
•	Difficulties we have in establishing adequate management, cash, legal and financial controls in the PRC.
•	Our ability to maintain an effective system of internal control over financial reporting.
•
The lack various legal protections in certain agreements to which we are a party and which are material to our operations which are customarily contained in similar contracts prepared in the United States.

•	Potential impact of PRC regulations on our intercompany loans.

•	Our ability to assure that related party transactions are fair to our company.
•
Yuwei Huang, our executive vice president – magnesium, director and an officer of several of our magnesium subsidiaries and his daughter Lifei Huang is also an owner and executive officer of several companies which directly compete with our magnesium business.

•	The impact of a loss of our land use rights.
•	Our ability to comply with the United States Foreign Corrupt Practices Act which could subject us to penalties and other adverse consequences.
•	Limits under the Investment Company Act of 1940 on the value of securities we can accept as payment for our business consulting services.
•	Our acquisition efforts in future periods may be dilutive to our then current shareholders.
•	The risks and hazards inherent in the mining industry on the operations of our basic materials segment.
•	Our inability to enforce our rights due to policies regarding the regulation of foreign investments in China.
•	The impact of environmental and safety regulations, which may increase our compliance costs and reduce our overall profitability.
•	The effect of changes resulting from the political and economic policies of the Chinese government on our assets and operations located in the PRC.
•	The impact of Chinese economic reform policies.
•	The influence of the Chinese government over the manner in which our Chinese subsidiaries must conduct our business activities.
•	The impact on future inflation in China on economic activity in China.
•	The impact of any recurrence of severe acute respiratory syndrome, or SAR’s, or another widespread public health problem.
•	The limitation on our ability to receive and use our revenues effectively as a result of restrictions on currency exchange in China.
•	Delisting of our securities by NASDAQ from quotation on its exchange could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.
•	Recent substantial declines in the market price for shares of our common stock and continued highly volatile and wide market price fluctuations.

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

Our financial statements are contained in pages F-1 through F-36, which appear at the end of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A (T).	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, or CEO, and our Chief Financial Officer, CFO, to allow timely decisions regarding required disclosure. Management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2009. Based on that evaluation and as described below under “Management’s Report on Internal Control Over Financial Reporting,” we have identified material weaknesses in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f)). These weaknesses involve our lack of internal control over financial reporting related to cash management and related party transactions, lack of an integrated financial accounting system, control deficiencies at one of our subsidiaries that prevented us from auditing its financial statements prompting us to establish a loss reserve equal to our investment in that subsidiary, failure to maintain a sufficient complement of accounting personnel in our Magnesium segment operations and accounting for other-than-temporary-impairment related to available for sale securities that caused us to restate our consolidated financial statements for the year ended December 31, 2008. These weaknesses are described in more detail in the next section. Solely as a result of these material weaknesses, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were not effective as of September 30, 2009.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that, due to the material weaknesses described below, our internal control over financial reporting was not effective as of September 30, 2009.

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

•
The lack of controls over the accounting for related party transactions. Specifically the lack of these controls caused related party sales to be classified as regular sales. These sales totaled $16.8 million in fiscal 2008.

•	The lack of an integrated financial accounting system to collect and record data across all of our subsidiaries; and
•
A lack of controls over the management, operations and accounting at Pan Asia Magnesium subsidiary as a result of a dispute with Haixin Zhao, its minority shareholders Shanxi Jinyang Coal and Coke Group Co., Ltd. (“Shanxi Jinyang”) and Ms. Runlian Tian and a principal shareholder of Shanxi Jinyang’s and Pan Asia Magnesium’s Chairman of the Board of Directors, Haixin Zhao. As a result of this dispute, Mr. Zhao prevented us from gaining access to Pan Asia Magnesium’s books and records necessary to complete our audit for the fiscal year ended September 30, 2009.

•
We did not maintain a sufficient complement of personnel at Chang Magnesium, Golden Magnesium and Baotou Changxin Magnesium, with an appropriate level of accounting knowledge, experience, and training in the application of generally accepted accounting principles commensurate with financial reporting requirements and did not implement adequate supervisory review to ensure the financial statements at the subsidiary level were prepared in conformity with generally accepted accounting principles in the United States of America. This lack of sufficient accounting personnel and management oversight resulted in audit adjustment to correct the accounting for certain commissions, inventory balances, construction in progress, shipping details related to certain sales, and related party transactions. We discovered that some of these transactions took place without sufficient documentation.

•
The lack of controls over the accounting for other-than-temporary-impairment related to available for sale securities that caused us to restate our consolidated financial statements for the year ended December 31, 2008.

Remediation of Material Weakness in Internal Control

We believe the following actions we have taken and are taking will be sufficient to remediate the material weaknesses described above:

•	We are evaluating a restructure plan to overhaul both our management and operational controls and protocols in China;
•
On December 22, 2009 Andrew X. Wang, who is bi-lingual, was appointed as our Chief Financial Officer. Mr. Wang is knowledgeable and experienced in the application of generally accepted accounting principles and will oversee and assist in the implementation of our remediation plan;

•
We are evaluating the roles of our existing accounting personnel in an effort to realign the reporting structure of our internal auditing staff in China that will test and monitor the implementation of our accounting and internal control procedures;

•
We have completed a review and revision of our existing documentation of our accounting and internal control procedures and policies which will included appropriate controls and procedures for cash management in China and related party transactions;

•
We have begun implementation an initiative and training in China to ensure the importance of internal controls and compliance with established policies and procedures are fully understood throughout the organization.;

•	Our board of directors adopted a Related Person Transaction Policy to govern our accounting and internal control procedures and policies;
•	We have begun implementing a financial software system both in our U.S. office and in our Chinese subsidiaries to standardize the process and access to financial reports on a timely manner;
•	We continue to provide training to our employees to ensure these procedures are properly performed;
•
We committed to a plan to sell our interest in Pan Asia Magnesium on September 29, 2009 and are evaluating our legal alternatives in the event we are unable to resolve our dispute with its noncontrolling shareholders;

•	We plan to hire additional accounting staff with experience in public accounting to oversee financial systems on subsidiaries;
•	We plan to provide training in various areas of US generally accepted accounting principles. In this regard, accountant of head office and subsidiaries are both included in this training program; and
•	We will make efforts to review internal control over financial reporting with the intent to automate previously manual processes especially in the area of related party transaction identification.

Management believes the actions described above will remediate the material weaknesses we have identified and strengthen our internal control over financial reporting. We expect the material weakness will be remediated by December 31, 2010. As we work towards improvement of our internal control over financial reporting and implement remediation measures identified above, we may supplement or modify these remediation measures described above.

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

Changes in Internal Control

There were no changes in our internal control over financial reporting identified in connection with the evaluation of our controls performed during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this item will be contained in our Proxy Statement relation to the 2009 Annual Meeting of Shareholders to held on March 15, 2010, 2010 (the “Proxy Statement”) and is incorporated herein by this reference or in included in Part I under “Executive Officers of the Company.”

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
Severance Agreement dated May 23, 2008 between China Direct, Inc. and Lazarus Rothstein (incorporated herein by reference to Exhibit 10.46 as part of the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 14, 2009 (Commission File No. 001-33694)).

10.47
Form of Securities Purchase Agreement dated as of March 23, 2009 between the Company and the Purchasers (incorporated herein by reference to Exhibit 10.1 as part of the Company’s Current Report on Form 8-K filed with the Commission on June 17, 2009 (Commission File No. 001-33694)).

10.48
Continuous Offering Program Agreement dated October 14, 2009 between China Direct Industries, Inc. and Rodman & Renshaw, LLC (incorporated herein by reference to Exhibit 10.1 as part of the Company’s Current Report on Form 8-K filed with the Commission on October 15, 2009 (Commission File No. 001-33694)).

10.49	+
Letter Agreement between China Direct Industries, Inc. and Andrew Wang dated as of December 23, 2009 (incorporated herein by reference to Exhibit 10.1 as part of the Company’s Current Report on Form 8-K filed with the Commission on December 23, 2009 (Commission File No. 001-33694)).

10.50	+
Separation Agreement between China Direct Industries, Inc. and Andrew Wang dated as of December 23, 2009 (incorporated herein by reference to Exhibit 10.2 as part of the Company’s Current Report on Form 8-K filed with the Commission on December 23, 2009 (Commission File No. 001-33694)).

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

CHINA DIRECT INDUSTRIES, INC.

Date: December 31, 2009	By:	/s/ Yuejian (James) Wang
Yuejian (James) Wang, Chief Executive Officer, President and Chairman (Principal Executive Officer)

We, the undersigned directors and officers of China Direct Industries, Inc., hereby severally constitute Yuejian (James) Wang and Andrew X. Wang, and each of them singly, our true and lawful attorneys with full power to them and each of them to sign for us, in our names in the capacities indicated below, any and all amendments to this Transition Report on Form 10-K filed with the Securities and Exchange Commission.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ Yuejian (James) Wang	Chief Executive Officer, President and Chairman (Principal Executive Officer)	December 31, 2009
Yuejian (James) Wang

/S/ Andrew X. Wang	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	December 31, 2009
Andrew X. Wang

/S/ Yuwei Huang	Executive Vice President - Magnesium, Director	December 31, 2009
Yuwei Huang

/S/ David Barnes	Director	December 31, 2009
David Barnes

/S/ Sheldon Steiner	Director	December 31, 2009
Sheldon Steiner

/S/ Philip Y. Shen
Philip Y. Shen, Ph.D	Director	December 31, 2009

CHINA DIRECT INDUSTRIES, INC. AND SUBSIDIARIES
FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2009 AND DECEMBER 31, 2008
INDEX TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
China Direct Industries, Inc.

We have audited the accompanying consolidated balance sheets of China Direct Industries, Inc (the “Company”) as of September 30, 2009 and December 31, 2008 and the related consolidated statement of operations and comprehensive income, stockholders' equity and cash flows for the period ended September 30, 2009 and for the year ended December 31, 2008. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2009 and December 31, 2008 and the results of their operations and their cash flows for the period ended September 30, 2009 and the year ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

We also audited the adjustments described in Note 2 that were applied to restate the year ended December 31, 2008 financial statements. In our opinion, such adjustments are appropriate and have been properly applied.

/s/Sherb & Co., LLP
Certified Public Accountants

Boca Raton, Florida
December 29, 2009

CHINA DIRECT INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

	September 30,2009	December 31, 2008
ASSETS		Restated
Current Assets:
Cash and cash equivalents	$12,851,310	14,000,185
Investment in marketable securities available for sale	4,984,351	7,569,333
Investment in marketable securities available for sale - related party	604,686	160,459
Investment in subsidiaries -- cost method	290,864	290,864
Accounts receivable, net of allowance of $745,786 and $500,000 at September 30, 2009 and December 31, 2008, respectively	8,195,916	9,448,463
Accounts receivable - related parties	2,355,059	1,676,191
Inventories, net	5,806,722	6,288,378
Prepaid expenses and other current assets	5,092,205	7,985,134
Prepaid expenses - related parties	5,823,039	7,617,887
Loans receivable - related parties	1,094,142	1,652,728
Other receivable - related parties	-	35,710
Current assets of discontinued operations (see Note 20)	51,345	3,016,492
Total current assets	47,149,639	59,741,824
Restricted cash	722,324	846,197
Property, plant and equipment, net	31,331,992	31,223,840
Prepaid expenses and other assets	1,836	500,000
Property use rights, net	1,113,902	495,199
Long-lived assets of discontinued operations (see Note 20)	196,077	14,572,348
Total assets	$80,515,770	$107,379,408
LIABILITIES AND EQUITY
Current Liabilities:
Loans payable-short term	$1,521,002	933,735
Accounts payable and accrued expenses	7,708,730	7,681,884
Accounts payable-related parties	51,716	7,516,728
Advances from customers	2,007,137	1,545,273
Other payables	3,072,238	1,607,254
Taxes payable	1,130,907	354,875
Due to related parties	399,629	978,739
Current liabilities of discontinued operations (see Note 20)	300,000	1,609,479
Total current liabilities	16,191,359	22,227,967
Loans payable-long term	-	186,018
Total Liabilities	16,191,359	22,413,985
China Direct Industries, Inc. stockholders' equity
Preferred Stock: $.0001 par value, stated value $1,000 per share; 1,006 shares outstanding at September 30, 2009 and December 31, 2008, respectively.	1,006,250	1,006,250
Common Stock: $.0001 par value; 27,189,719 and 23,530,642 outstanding at September 30, 2009 and December 31, 2008, respectively.	2,719	2,353
Additional paid-in capital	57,492,755	51,701,293
Deferred compensation	-	(11,000)
Accumulated other comprehensive income (loss)	1,902,221	(8,317,488)
(Accumulated deficit) retained earnings	(14,328,732)	13,643,874
Total China Direct Industries, Inc. stockholders' equity	46,075,213	58,025,282
Noncontrolling interests	18,249,198	26,940,141
Total Equity	64,324,411	84,965,423
Total liabilities and equity	$80,515,770	$107,379,408

The accompanying notes are an intergral part of the financial statements.

CHINA DIRECT INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Nine months ended September 30, 2009	Nine months ended September 30, 2008	Twelve months ended December 31, 2008
		Unaudited	Restated
Revenues	$57,088,400	$180,521,387	$205,872,196
Revenues-related parties	11,541,914	3,144,366	16,750,008
Total revenues	68,630,313	183,665,753	222,622,204
Cost of revenues	66,349,604	152,125,418	192,074,240
Gross profit	2,280,710	31,540,335	30,547,964
Operating expenses:
Selling, general, and administrative	10,938,867	6,708,219	10,451,865
Operating (loss) income	(8,658,157)	24,832,106	20,096,099
Other income (expense):
Other (expenses) income	(119,313)	339,376	350,035
Other impairment charges	(1,753,744)	-	-
Interest income	283,288	349,731	292,259
Realized loss on sale of marketable securities	(1,909,056)	(38,105)	(136,923)
Realized loss	(9,466,329)		(7,521,088)
Realized gain on sale subsidiaries	-	-	238,671
Total other (expense) income	(12,965,155)	651,002	(6,777,046)
Net (loss) income from continuing operations before income taxes	(21,623,311)	25,483,108	13,319,053
Income tax benefit	21,165	10,460	118,351
Net (loss) income from continuing operations, net of income taxed	(21,602,146)	25,493,568	13,437,404
(Loss) income from discontinued operations (See Note 20)	(1,194,767)	1,561,719	645,475
Provisional reserve of discontinued operations (See Note 20)	(7,362,039)	-	-
Net (loss) income	(30,158,952)	27,055,287	14,082,879
Net loss (income) attributable to noncontrolling interests-discontinued operations	585,436	(738,478)	(289,517)
Net loss (income) attributable to noncontrolling interests	1,714,521	(8,163,645)	(5,788,288)
Net (loss) income attributable to China Direct Industries, Inc.	(27,858,995)	18,153,174	8,005,074

Deduct dividends on Series A Preferred Stock:
Preferred stock dividend	(80,925)	(1,209,702)	(1,229,937)
Relative fair value of detachable warrants issued	-	(2,765,946)	(2,765,946)
Preferred stock beneficial conversion feature	-	(2,451,446)	(2,451,446)
Net (loss) income attributable to common stockholders	$(27,939,920)	$11,726,070	$1,557,745

Basic and diluted (loss) income per common share
Basic	$(1.13)	$0.52	$0.07
Diluted	$(1.13)	$0.47	$0.06
Basic weighted average common shares outstanding	24,802,730	22,403,054	22,403,054
Diluted weighted average common shares outstanding	24,802,730	24,687,015	24,687,015

The accompanying notes are an intergral part of the financial statements.

CHINA DIRECT INDUSTRIES, INC. AND SUBSIDIARIES
STATEMENT OF STOCKHOLDERS' EQUITY
							Accumulated
	Preferred Stock		Common Stock		Additional	Deferred	Comprehensive	Retained	Non-controlling
	Shares	Amount	Shares	Amount	Paid-in Capital	Compensation	Income	Earnings	interests	Total
Balance, December 31, 2007	-	-	20,982,010	2,098	30,257,644	(55,000)	54,688	12,366,149	16,957,503	59,583,082
Sale of Series A Preferred Stock	1,006	1,006,250	1,706,250	170	10,539,235	-	-	-	-	11,545,655
Series A Preferred Stock conversion-make whole dividend	-	-	146,846	15	1,027,907	-	-	(1,027,922)	-	-
Fair value of detachable warrants related to February Offering	-	-	-	-	2,765,946	-	-	(2,765,946)	-	-
Intrinsic value of beneficial conversion feature related to February Offering	-	-	-	-	2,451,446	-	-	(2,451,446)	-	-
Dividend declared for the first quarter-related to February Offering	-	-	-	-	-	-	-	(161,545)	-	(161,545)
Exercise of warrants	-	-	205,000	20	1,324,979	-	-	-	-	1,324,999
Exercise of options	-	-	510,950	51	1,778,449	-	-	-	-	1,778,500
Dividends Issued	-	-	2,860	1	20,015	-	-		-	20,016
Dividends Payable	-	-	4,278	1	13,005	-	-	(19,823)	-	(6,818)
Offering expenses related to warrants	-	-	-	-	(200,000)	-	-	-	-	(200,000)
Fair value of options granted to employees	-	-	-	-	1,459,745	-	-	-	-	1,459,745
Fair value of warrants granted	-	-	-	-	103,708	-	-	-	-	103,708
Stock award to Employees and Board of Director Member	-	-	61,950	6	595,671	-	-	-	-	595,677
Amortization of deferred compensation	-	-	-	-	-	44,000	-	-	-	44,000
Stock Repurchase	-	-	(85,741)	(8)	(417,387)	-	-	-	-	(417,395)
Reverse/Forward Split	-	-	(3,761)	(1)	(19,070)	-	-	-	-	(19,071)
Reclassification to Minority Interest	-	-	-	-	-	-	-	(300,667)	300,667	-
Noncontrolling interest capital contribution	-	-	-	-	-	-	-	-	3,603,892	3,603,892
Comprehensive income:
Net income for the year ended December 31, 2008	-	-	-	-	-	-	-	8,005,074	6,077,805	14,082,879
Other comprehensive income, net of tax
Unrealized (loss) on marketable securities available for sale	-	-	-	-	-	-	(7,819,861)	-	-	(7,819,861)
Unrealized (loss) on marketable securities available for sale-related party	-	-	-	-	-	-	(1,155,029)	-	-	(1,155,029)
Foreign currency translation loss	-	-	-	-	-	-	602,714	-	269	602,983
Balance, December 31, 2008	1,006	$1,006,250	23,530,642	$2,353	$51,701,293	$(11,000)	$(8,317,488)	$13,643,874	$26,940,141	84,965,423

2009 Dividends paid to Liberty Harbor and Alpha	-	-	44,018	4	80,925	-	-	(80,925)	-	4
Dividends payable	-	-	-	-	-	-	-	-	-	-
Public offering	-	-	2,702,702	270	4,809,729	-	-	-	-	4,809,999
Stock option amortization	-	-	-	-	(159,508)	-	-	-	-	(159,508)
Restricted Stock Award - Employees	-	-	578,829	34	1,518,063	-	-	-	-	1,518,097
Restricted Stock Award - Consultants	-	-	169,371	41	204,758	-	-	-	-	204,799
Restricted Stock Award - Board of Directors	-	-	76,250	8	176,172	-	-	-	-	176,180
Stock Option Exercised	-	-	1,068,348	107	9,895	-	-	-	-	10,002
Stock Warrants Exercised	-	-	60,000	6	68,394	-	-	-	-	68,400
Individual loan exchanged to stocks	-	-	459,559	46	732,885	-	-	-	-	732,931
Sale (buyback) of stock shares	-	-	(1,500,000)	(150)	(1,649,850)	-	-	-	-	(1,650,000)
Deferred compensation	-	-	-	-	-	11,000	-	-	-	11,000
Noncontrolling interest capital contribution	-	-	-	-	-	-	-	-	802,070	802,070
Discontinued operations	-	-	-	-	-	-	-	-	(7,154,046)	(7,154,046)
Comprehensive income:
Net loss for the year ended September 30, 2009	-	-	-	-	-	-	-	(27,858,996)	(2,299,956)	(30,158,953)
Other comprehensive income, net of tax	-	-	-	-	-	-	-	(32,685)	-	(32,685)
Unrealized gain on marketable securities available for sale	-	-	-	-	-	-	175,436	-	-	175,436
Reclassification of unrealized loss from marketable securities available for sale	-	-	-	-	-	-	9,860,445	-	-	9,860,445
Foreign currency translation gain	-	-	-	-	-	-	183,828	-	(39,006)	144,822
Balance, September 30, 2009	1,006	$1,006,250	27,189,719	$2,719	$57,492,755	-	$1,902,221	$(14,328,732)	$18,249,198	$64,324,411

The accompanying notes are an intergral part of the financial statements.

CHINA DIRECT INDUSTRIES, INC. AND SUBSIDIARIES
STATEMENT OF CASH FLOWS

	September 30,	September 30,	December 31,
	2009	2008	2008
CASH FLOWS - OPERATING ACTIVITIES		Unaudited	Restated
Net (loss) income	$(30,158,952)	$27,055,287	14,082,879
Less: (Loss) income from discontinued operations	8,556,806	(1,561,719)	(645,475)
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and Amortization	1,361,824	747,947	1,035,005
Allowance for bad debt	245,786	-	161,869
Stock based compensation	1,694,277	1,672,263	2,203,130
Realized loss on sale of investment in marketable securities	1,909,056	35,705	134,523
Realized loss on investment in marketable securities-related party	-	2,400	2,400
Realized gain on sale of subsidiaries	-	-	(238,670)
Realized loss on investment in marketable securities	9,466,329	-	7,521,088
Fair value of securities received for services and interest	(784,371)	(10,300,138)	(15,332,138)
Fair value of securities paid for services	204,799	-	-
Changes in operating assets and liabilities:
Prepaid expenses and other assets	3,476,953	(5,172,000)	3,742,613
Prepaid expenses - related parties	1,794,848	(3,587,470)	(3,841,578)
Inventories	481,656	(8,561,114)	(2,475,338)
Accounts receivable	776,261	(7,536,371)	862,707
Accounts receivable - related parties	(678,868)	1,533,181	607,409
Accounts payable and accrued expenses	26,846	556,354	(607,885)
Accounts payable - related party	(7,465,012)	2,321,640	6,552,614
Advances from customers	-	(289,626)	(5,297,109)
Other payables	1,464,984	1,080,586	(1,087,117)
Taxes payable	776,032	426,841	49,898
Net cash (used for) provided by continuing activities	(6,850,747)	(1,576,232)	7,430,825
Net cash provided by discontinued operations - Wanda		789,996	1,301,444
Net cash (used for) provided by discontinued operations - Pan Asia		(1,515,123)	2,186,212
CASH (USED FOR) PROVIDED BY OPERATING ACTIVITIES	(6,850,747)	(2,301,359)	10,918,481

CASH FLOWS - INVESTING ACTIVITIES
Decrease in notes receivable	-	942,713
Increase in loans receivable	-	(1,531,138)
Increase in loans receivable - related party		(1,525,114)
Repayment of loans and advances to related parties	594,296		206,694
Proceeds from the sale of marketable securities available for sale	1,574,559	432,395	511,459
China Direct Industries Inc. investment in subsidaries		(3,746,065)	(3,746,065)
Purchases of property, plant and equipment	(2,088,679)	(7,266,534)	(23,066,026)
Net cash (used for) provided by investing activities - continuing operations	80,176	(12,693,743)	(26,093,938)
Net cash (used for) provided by investing activities - discontinued operations		(3,981,666)	(8,547,310)
CASH PROVIDED BY (USED FOR) FROM INVESTING ACTIVITES	80,176	(16,675,409)	(34,641,248)

CASH FLOWS - FINANCING ACTIVITIES
Decrease (increase) in restricted cash	123,873	645,550	(199,227)
Proceeds from loans payable	587,267	2,147,997	1,119,753
Payment of loans payable	(186,018)	(1,006,816)	(3,146,889)
Payment of notes payable	-	(592,007)	(592,007)
Payment of notes payable-related party	-	(410,167)	(410,167)
Proceeds from repayment of advances to related parties	-	-	-
Due from related parties		(14,588)	374,638
Due to related parties	(579,110)	(2,402,237)	(1,870,822)
Gross proceeds from sale of preferred stock	-	12,950,000
Gross proceeds from sale of common stock	5,000,000	-	12,950,000
Proceeds from exercise of warrants/options	78,402	2,982,376	2,982,376
Cash payment for stock split/forward and stock repurchase	(1,650,000)	(41,438)	(436,481)
Cash dividend payment to preferred stockholders	-	(141,530)	(141,530)
Capital contribution from minority interest owners	988,465	2,118,348	3,603,892
Offering expenses	(190,000)	(1,504,345)	(1,504,345)
Cash from financing activities - continuing operations	4,172,879	14,731,143	12,729,191
Cash (used for) from financing activities - discontinued operations	(153,704)	3,174,520	4,357,056
CASH FROM (USED FOR) FINANCING ACTIVITIES	4,019,175	17,905,663	17,086,247

EFFECT OF EXCHANGE RATE ON CASH	1,448,817	1,683,363	1,817,150
Net (decrease) increase in cash	(1,302,579)	612,258	(4,819,370)
Cash and equivalents, beginning of year-continuing operations	14,000,185	17,082,808	17,082,808
Cash and equivalents, beginning of year-discontinued operations	205,049	1,941,796	1,941,796
Cash and equivalents, beginning of the year	$14,205,234	$19,024,604	$19,024,604
Cash and equivalents, end of period	$12,902,657	$19,636,862	$14,205,234
Less cash and equivalents of discontinued operations, end of year	51,347	539,597	205,049
Cash and equivalens of continuing operations, end of year	$12,851,310	$19,097,265	$14,000,185
Supplemental disclosures of cash flow information:
Cash paid for taxes	$-	$146,716	$250,059
Cash paid for interest	$-	$169,385	$187,188
Dividend payment in stock to preferred stock shareholders	$80,925	$1,027,922	$1,047,937
Non-cash preferred stock deemed dividend	$-	$5,217,392	$5,217,392

The accompanying notes are an intergral part of the financial statement.

CHINA DIRECT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009, SEPTEMBER 30, 20008 AND DECEMBER 31, 2008

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Business and Organization

China Direct Industries, Inc., a Florida corporation and its subsidiaries are referred to in this report as the “Company”, “we”, “us”, “our”, or “China Direct”.

We are a U.S. company that manages a portfolio of Chinese entities.  We also provide consulting services to Chinese businesses.  We operate in three identifiable segments, Magnesium, Basic Materials and Consulting in accordance with the Financial Standard Board Accounting Standard Codifications (ASC) 280, “Segment Reporting”.   In 2006 we established our Magnesium and Basic Materials segments which have grown through acquisitions of controlling interests of Chinese private companies. We consolidate these acquisitions as either wholly or majority owned subsidiaries. Through this ownership control, we provide management advice, business development services, strategic planning, macroeconomic industry analysis and financial management seeking to improve the quality and performance of each portfolio company.  We also provide our subsidiaries with investment capital to expand their businesses.

In our Magnesium segment, our largest segment, we produce, sell and distribute pure magnesium ingots, magnesium powders and magnesium scraps.

In our Basic Materials segment, we sell and distribute a variety of products including industrial grade synthetic chemicals, steel products, non ferrous metals, recycled materials, and industrial commodities. This segment also includes our zinc ore mining property and zinc concentrate distribution businesses which have not commenced operations.

In our Consulting segment, we provide a suite of consulting services to U.S. public companies that operate primarily in China. The consulting fees we charge vary based upon the scope of the services to be rendered.

In the second quarter of the 2009 Transition Period China Direct formed International Magnesium Group, Inc. ("IMG"), a Florida Corporation, as a wholly owned subsidiary of China Direct Industries to be used to consolidate its magnesium holdings under one corporate entity and to create an identifiable brand name to unify marketing efforts for these operations.

In July 2009 we formed CDI Trading, Inc., a wholly owned subsidiary to engage in the global purchases and sales of industrial commodities for China Direct Industries and its subsidiaries and client companies. CDI Trading focuses  its sourcing efforts in North and South America, Russia, parts of Africa and the European Union. CDI Trading will seek to market products from China Direct Industries and its various business units as well as market and procure products for its consulting clients. CDI Trading will also seek to leverage China Direct Industries relationships in China and other countries to opportunistically trade additional complementary products for its end customers.

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Restatement of Financial Statements

The December 31, 2008 financial statements included in our Form 10-K filed on March 31, 2009 with the SEC, contained an error related to the method of calculating the other-than-temporary impairment of available for sale securities.  Accordingly, the consolidated balance sheets, consolidated statements of operations, consolidated statement of stockholders’ equity, and consolidated statement of cash flows for fiscal 2008 have been restated to correct the accounting treatment previously accorded the other-than-temporary impairment treatment.  Furthermore, we discontinued a component of our business which also affected our financial statements for the year ended December 31, 2008.

CHINA DIRECT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009, SEPTEMBER 30, 20008 AND DECEMBER 31, 2008 - Continued

The effect of correcting this error and the discontinued operations on our consolidated balance sheet at December 31, 2008, and consolidated statement of operations and statement of cash flows for fiscal 2008 is shown in the table below.  There was no net effect on comprehensive income from this error and all other changes to our consolidated statement of equity will be shown in the tables provided for in the consolidated balance sheet and consolidated statement of operations.  Additionally, for accounts effected by the restatement error and adjustments related to the retrospective presentation of discontinued operations are also shown.

Consolidate Balance Sheet Data	December 31, 2008
	As filed	Adjustment to Restate	Adjustment for discontinued operations	Restated
Shareholders' equity
Accumulated other comprehensive (loss) income	$(11,711,021)	$3,393,533	-	$(8,317,488)
Retained Earnings	$17,037,407	$(3,393,533)	-	$13,643,874

Consolidated Statement of Operations Data	For the year ended December 31, 2008
	As filed	Adjustment to Restate	Adjustment for discontinued operations	Restated
Realized loss on Other Than Temporary Impairment	$(4,127,555)	$(3,393,533)	$-	$(7,521,088)
Total other expense	$(3,279,746)	$(3,393,533)	$(103,767)	$(6,777,046)
Net income from continuing operations before income taxes	$17,689,043	$(3,393,533)	$(976,457)	$13,319,053
Net income from continuing operations net of income taxes	$17,421,798	$(3,393,533)	$(590,861)	$13,437,404
Net Income	$17,476,417	$(3,393,533)	$(289,522)	$13,793,362
Net income attributable to China Direct Industries, Inc.	$11,398,607	$(3,393,533)	$-	$8,005,074
Income applicable to common stockholders	$4,951,278	$(3,393,533)	$-	$1,557,745

Basic and diluted income (loss) per common share:
Basic	$0.22	$(0.15)	$(0.15)	$0.07
Diluted	$0.20	$(0.14)	$(0.14)	$0.06

Consolidated Statements of Cash Flows Data	For the year ended December 31, 2008
	As filed	Adjustment to Restate	Adjustment for discontinued operations	Restated
Net income	$17,476,417	$(3,393,533)	$(289,522)	$13,793,362
Realized loss on investment in marketable securities - Other Than Temporary Impairment	$4,127,555	$3,393,533	$-	$7,521,088

	For the year ended December 31, 2008
Consolidated Statement of Changes in Equity	As filed	Adjustment to Restate	Adjustment to Restate	Restated
Net income for the year ended December 31, 2008	$11,398,607	$(3,393,533)	$-	$8,005,074
Unrealized loss on marketable securities available for sale	$(11,213,394)	$3,393,533	$-	$(7,819,861)

CHINA DIRECT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009, SEPTEMBER 30, 20008 AND DECEMBER 31, 2008 - Continued

Basis of Presentation

Change in Fiscal Year

Effective August 13, 2009, we changed our fiscal year end from December 31 to September 30. We have defined various periods that are covered in this report as follows:

•	“2009 transition period” — January 1, 2009 through September 30, 2009.
•	“first nine months of 2008” — January 1, 2008 through September 30, 2008.
•	“fiscal 2010” — October 1, 2009 through September 30, 2010.
•	“fiscal 2008” — January 1, 2008 through December 31, 2008.
•	“fiscal 2007” ??January 1, 2007 through December 31, 2007.

The audited consolidated financial statements include China Direct Industries, Inc. and all our controlled subsidiaries, including those operating outside the United States of America. The audited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for annual financial information and pursuant to the requirements for reporting on this Transition Report on Form 10-K.  Our consolidated statements include the accounts of the Company and its controlled entities, including wholly owned and majority owned subsidiaries. All significant inter-company account balances and transactions have been eliminated.

The information included in these audited consolidated financial statements reflects all adjustments  which are, in the opinion of management, necessary for the fair presentation of the consolidated financial position and the consolidated results of operations.  Certain reclassifications have been made to prior year amounts to conform to the current year presentation and to disclose our reclassification of discontinued operations.

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

During the quarter ended September 30, 2008, we elected to exit the alternative energy and recycling business conducted by CDI Clean Technology Group, Inc. (?癈DI Clean Technology”). Included as part of the sale of CDI Clean Technology are: (i) Shandong CDI Wanda New Energy Co., Ltd., a Chinese limited liability company, a 51% majority owned subsidiary of CDI Clean Technology (“CDI Wanda”) and (ii) Yantai CDI Wanda Renewable Resources Co., Ltd., a Chinese limited liability company, a 52% majority owned subsidiary of CDI Wanda (“Yantai CDI Wanda”). We formed CDI Clean Technology in January 2007. We classified CDI Clean Technology as “Subsidiaries held for sale” in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144. On October 30, 2008, we completed the sale of an 81% interest in our wholly owned subsidiary CDI Clean Technology to PE Brothers Corp. for $1,240,000.

CHINA DIRECT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009, SEPTEMBER 30, 20008 AND DECEMBER 31, 2008 - Continued

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

On September 29, 2009 our board of directors committed to a plan to sell our 51% interest in Pan Asia Magnesium, Ltd. (“Pan Asia Magnesium”) which is presented in these consolidated financial statements as a discontinued operation.  See Note 20 – Discontinued Operations.

On October 10, 2009, CDI Magnesium's board of directors elected to dissolve the company and distribute its assets to its shareholders or otherwise dispose of the assets upon agreement among its shareholders. Beginning with our financial statements for the fiscal year ended September 30, 2009, we will treat CDI Magnesium as a discontinued operation. See Note 20 – Discontinued Operations included in our notes to consolidated financial statements included in this report.

Summary of Significant Accounting Policies

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Significant estimates in the 2009 Transition Period and fiscal 2008 include the investments held for sale, the allowance for doubtful accounts of accounts receivable, the fair value of stock-based compensation, and the useful life of property, plant and equipment.

We rely on assumptions such as volatility, forfeiture rate, and expected dividend yield when deriving the grant date fair value of share-based compensation.  If an equity award is modified, and we expect the service conditions of the original award will be met, we will adjust our assumptions and estimates as of the modification date and compare the old equity award valued at the modification date with the new equity award valued at the modification date to calculate any incremental cost.  We then continue to recognize the original grant date fair value plus any incremental cost over the modified service period.

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

We group property plant and equipment into similar groups of assets and estimate the useful life of each group of assets; see Note 7 – Property, Plant and Equipment for further information on asset groups and estimated useful lives.

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

Concentration of Credit Risks

Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash and trade accounts receivable. We deposit our cash with high credit quality financial institutions in the United States and China. As of September 30, 2009, no bank deposits in the United States exceeded federally insured limits. At September 30, 2009, we had deposits of $4,225,528 in banks in China. In China, there is no equivalent federal deposit insurance as in United States; as such these amounts held in banks in China are not insured. We have not experienced any losses in such bank accounts through September 30, 2009.

CHINA DIRECT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009, SEPTEMBER 30, 20008 AND DECEMBER 31, 2008 - Continued

At September 30, 2009 and December 31, 2008, our bank deposits by geographic area were as follows:

Country	September 30, 2009		December 31, 2008
United States	$8,625,782	67%	$6,640,672	47%
China	4,225,528	33%	7,359,513	53%
Total cash and cash equivalents	$12,851,310	100%	$14,000,185	100%

In an effort to mitigate any potential risk, we periodically evaluate the credit quality of the financial institutions at which we hold deposits, both in the United States and China.

Accounts receivable

Accounts receivable are reported at net realizable value. We have established an allowance for doubtful accounts based upon factors pertaining to the credit risks of specific customers, historical trends, age of the receivable and other information. Delinquent accounts are written off when it is determined that the amounts are uncollectible. At September 30, 2009 and December 31, 2008 allowances for doubtful accounts were $745,786 and $500,000 respectively.

Inventories

Inventories, consisting of raw materials and finished goods are stated at the lower of cost or market utilizing the weighted average method. Inventories as of September 30, 2009 and December 31, 2008 totaled $5,806,722 and $6,288,378 respectively. Due to the nature of our business and the short duration of the manufacturing process of our products, there was no work-in-process inventory at September 30, 2009 and December 31, 2008.

Accounts payable-related parties

Our consolidated balance sheet reflects accounts payable-related party of $51,716 and $7,516,728 at September 30, 2009 and  December 31, 2008, respectively. This item is discussed in further detail in Note 12 - Related Party Transactions.

Fair Value of Financial Instruments

As of January 1, 2008, we adopted on a prospective basis certain required provisions of Topic 820, “Fair Value Measurements”. Those provisions relate to our financial assets and liabilities carried at fair value and our fair value disclosures related to financial assets and liabilities. Topic 820 defines fair value, expands related disclosure requirements and specifies a hierarchy of valuation techniques based on the nature of the inputs used to develop the fair value measures. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. There are three levels of inputs to fair value measurements - Level 1, meaning the use of quoted prices for identical instruments in active markets; Level 2, meaning the use of quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active or are directly or indirectly observable; and Level 3, meaning the use of unobservable inputs. Observable market data should be used when available.

All of our financial instruments are carried at fair value, including, all of our cash equivalents, investments classified as available for sale securities and assets held for sale, with unrealized gains or losses, net of tax. Virtually all of our valuation measurements are Level 1 measurements. The adoption of Topic 820 did not have a significant impact on our consolidated financial statements.

CHINA DIRECT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009, SEPTEMBER 30, 20008 AND DECEMBER 31, 2008 - Continued

Marketable Securities

Marketable securities held for sale at September 30, 2009 and December 31, 2008 consists of the followings;

Company	September 30, 2009%		December 31, 2008%
China America Holdings, Inc.	$540,200	10%	$272,200	4%
China Logistics Group, Inc.	761,000	14%	1,807,357	24%
Dragon International Group Corp.	228,158	4%	704,656	9%
China Armco Metals, Inc.	3,116,993	56%	4,045,002	52%
Sunwin International Neutraceuticals, Inc.	338,000	6%	649,337	8%
Dragon Capital Group Corp.	604,686	11%	251,240	3%
Marketable securities held for sale	$5,589,037	100%	$7,729,792	100%

All the securities, including preferred stock, common stock, and common stock purchase warrants, were received from our clients as consulting fees.  We categorize the securities as investments in marketable securities available for sale or investments in marketable securities available for sale-related parties.  These securities (exclusive of preferred stock and common stock purchase warrants) are quoted either on an exchange or inter-dealer quotation (pink sheet) system. Some of the securities are restricted and cannot be readily resold by us absent a registration of those securities under the Securities Act of 1933 (the “Securities Act”) or the availabilities of an exemption from the registration requirements under the Securities Act. Our policy is to liquidate the securities on a regular basis.  As these securities are often restricted, we are unable to liquidate them until the restriction is removed. We recognize revenue for common stock based on the fair value at the time common stock is granted and for common stock purchase warrants based on the Black-Scholes valuation model.  Unrealized gains or losses on marketable securities available for sale and on marketable securities available for sale-related party are recognized on a quarterly basis  as an element of comprehensive income based on changes in the fair value of the security. Once liquidated, realized gains or losses on the sale of marketable securities available for sale and marketable securities available for sale-related party are reflected in our net income for the period in which the security was liquidated.

In accordance with ASC 850, “Related Party Disclosures”, we recognized Dragon Capital Group (“Dragon Capital”) as a related party.   Mr. Lisheng (Lawrence) Wang, the CEO and Chairman of the Board of Dragon Capital, is the brother of Dr. James Wang, our CEO and Chairman of the Board of Directors.  The securities of Dragon Capital, accounted for all the investments in marketable securities available for sale-related party and totaled $604,742 at September 30, 2009.  These securities were issued by Dragon Capital as compensation for consulting services. Dragon Capital is a non-reporting company whose securities are quoted on the Pink Sheets, and as such, under Federal securities laws, securities of Dragon Capital cannot be readily resold by us, generally, absent a registration of those securities under the Securities Act. Dragon Capital does not intend to register the securities.

Under the guidance of ASC 320, “Investments”, we periodically evaluate other-than-temporary impairment (OTTI) of securities to determine whether a decline in their value is other than temporary.  Management utilizes criteria such as the magnitude and duration of the decline, in addition to the reasons underlying the decline, to determine whether the loss in value is other than temporary. The term “other-than-temporary” is not intended to indicate that the decline is permanent.  It indicates that the prospects for a near term recovery of value are not necessarily favorable, or that there is a lack of evidence to support fair values equal to, or greater than, the carrying value of the investment. Once a decline in value is determined to be other than temporary, the value of the security is reduced and a corresponding impairment charge to earnings is recognized.  In the assessment of OTTI for various securities at September 30, 2009 the guidance in ASC 320, “the Investment-Debt and Equity Securities,” is carefully followed.  Management determined that some of our investments in marketable securities are impaired because their fair value as quoted on an exchange or an inter-dealer quotation system is less than their cost basis and also determined that the impairment is other –than-temporary impairment after applying the guidance in Section 325-40-35 to the evaluation of the securities.  In accordance with Section 325-35-33, when an entity has decided to sell an impaired available-for-sale security and the entity does not expect the fair value of the security to fully recover before the expected time of sale, the security shall be deemed other-than-temporarily impaired in the period in which the

CHINA DIRECT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009, SEPTEMBER 30, 20008 AND DECEMBER 31, 2008 - Continued

decision to sell is made.  However, an entity shall recognize an impairment loss when the impairment is deemed other than temporary impairment even if a decision to sell has not been made.  Under the guidance we recognized the other-than-temporary impairment and charged the loss to the income in the 2009 Transition Period.

The realized loss on investments in marketable securities available for sale in the 2009 transition period and fiscal 2008 was $11,375,386 and $7,658,011, respectively.  In the 2009 transition period and fiscal 2008, our realized loss includes $1,909,056 and $136,923 loss from the sale of marketable securities available for sale, and $9,466,329 and $7,521,088 in impairment losses related to our assessment of other than temporary impairment for securities available for sale at September 30, 2009 and December 31, 2008 under the guidance of ASC 325.  See Note 15 – Marketable Securities.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of (i) prepayments to vendors for merchandise that had not yet been shipped, (ii) the fair value of securities received from client companies associated with our Consulting segment assigned to our executive officers and employees as compensation, (iii) value added tax refunds available from the Chinese government, (iv) loans receivable and (v) other receivables.  At September 30, 2009 and December 31, 2008, our consolidated balance sheets include prepaid expenses and other current assets of $5,092,205 and $7,985,134, respectively.

Prepaid Expenses – Related Parties

Prepaid expenses-related parties were $5,823,039 and $7,617,887 at September 30, 2009 and December 31, 2008, respectively. This item is discussed in further detail in Note 12 - Related Party Transactions.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost and depreciated on a straight line basis over their estimated useful lives of three to forty years.  Maintenance and repairs are charged to expense as incurred. Significant renewals and improvements are capitalized.

Acquisitions

We account for acquisitions using the purchase method of accounting in accordance with the provisions of Topic 805, “Business Combinations”.  In each of our acquisitions for fiscal 2008, we determined that fair values were equivalent to the acquired historical carrying costs.  We had no acquisitions in the 2009 Transition Period.

Advances from customers and deferred revenues

Advances from customers (i) represent prepayments to us for merchandise that had not yet been shipped to customers, and (ii) the fair value of securities received as compensation which will be amortized over the term of the respective consulting agreement. We will recognize these advances as revenues as customers take delivery of the goods or when the services have been rendered, in compliance with our revenue recognition policy. Advances from customers totaled $2,007,137and $1,545,273 at September 30, 2009 and December 31, 2008 respectively.

Comprehensive income

We follow ASC 220, “Comprehensive Income,” to recognize the elements of comprehensive income.  Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders.  In accordance with ASC 220, we included in our comprehensive income for the 2009 transition period and fiscal 2008 net income, foreign currency translation adjustments, unrealized gains or losses on marketable securities available for sale, net of income taxes, and unrealized gains or losses on marketable securities available for sale-related party, net of income taxes.  See Note 3 for details.

Shipping Costs

Shipping costs are included in selling and general and administrative expenses and totaled $1,342,386, and $973,911 for the 2009 Transition Period and fiscal 2008, respectively.

CHINA DIRECT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009, SEPTEMBER 30, 20008 AND DECEMBER 31, 2008 - Continued

Foreign currency translation

The accompanying consolidated financial statements are presented in United States dollars. The functional currency of our Chinese subsidiaries is the Renminbi, the official currency of the People’s Republic of China, (“RMB”). Capital accounts of the consolidated financial statements are translated into United States dollars from RMB at their historical exchange rates when the capital transactions occurred. Assets and liabilities are translated at the exchange rates as of the balance sheet date. Income and expenditures are translated at the average exchange rates for the 2009 Transition Period and fiscal 2008.  A summary of the conversion rates for the periods presented is as follows:

	September 30, 2009	December 31, 2008
Year end RMB: U.S. dollar exchange rate	6.8376	6.8540
Average year-to-date RMB: U.S. dollar exchange rate	6.8425	6.9620

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through PRC authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into United States dollars at the rates applied in the translation.

Impairment of long-lived assets

In accordance with ASC 360, “Property, Plant, and Equipment”, we periodically review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. We recognize an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the estimated fair value and the book value of the underlying asset. We did not record any impairment charges during the 2009 Transition Period and fiscal 2008 ..

Provisional Reserve on discontinued operations

We are currently involved in a dispute with Shanxi Jinyang Coal and Coke Group Co., Ltd. (“Shanxi Jinyang”) and Ms. Runlian Tian, the noncontrolling shareholders of our subsidiary Pan Asia Magnesium and its Chairman of the Board of Directors, Haixin Zhao, as discussed in the notes to our audited consolidated financial statements and under Item 3 entitled “Legal Proceedings.” We established a $7,362,039 reserve for a loss from discontinued operations related to Pan Asia Magnesium and this dispute. Because of the uncertainties related to both the amount and range of loss related to our investment in Pan Asia Magnesium, our current loss estimate could be wrong. As additional information becomes available, we will assess the potential loss related our investment in Pan Asia Magnesium and make or, if necessary, revise our estimate. Such revision in our estimate of the potential loss could materially impact our results of operations and financial position.  See Note 17 – Commitments and Contingencies.

Subsidiaries Held for Sale

Long-lived assets are classified as held for sale when certain criteria are met. These criteria include management’s commitment to a plan to sell the assets; the availability of the assets for immediate sale in their present condition; an active program to locate buyers and other actions to sell the assets has been initiated; the sale of the assets is probable and their transfer is expected to qualify for recognition as a completed sale within one year; the assets are being marketed at reasonable prices in relation to their fair value; and it is unlikely that significant changes will be made to the plan to sell the assets. We measure long-lived assets to be disposed of by sale at the lower of carrying amount or fair value, less cost to sell.  On September 29, 2009 our board of directors committed to a plan to sell our 51% interest in Pan Asia Magnesium which is presented in these consolidated financial statements as a discontinued operation.  See Note 20 – Discontinued Operations.

Noncontrolling interests

Noncontrolling interests in our subsidiaries are recorded in accordance with the provisions of ASC 810, “Consolidation”,   and are reported as a component of our equity, separate from the parent’s equity.  Purchase or sale of equity interests that do not result in a change of control are accounted for as equity transactions.  Results of operations attributable to the noncontrolling interests are included in our consolidated results of operations and, upon loss of control, the interest sold, as well as interest retained, If any, will be reported at fair value with any gain or loss recognized in earnings.

CHINA DIRECT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009, SEPTEMBER 30, 20008 AND DECEMBER 31, 2008 - Continued

Under generally accepted accounting principles when losses applicable to the noncontrolling interest in a subsidiary exceed the noncontrolling interest in the equity capital of the subsidiary, the excess is not charged to the majority interest since there is no obligation of the noncontrolling interest to make good on such losses. We, therefore, absorbed all losses applicable to a noncontrolling interest where applicable. If future earnings do materialize, we shall be credited to the extent of such losses previously absorbed.

Income Taxes

We accounted for income taxes in accordance with ASC 740, “Income Taxes”.  ASC 740 requires the recognition of deferred tax assets and liabilities to reflect the future tax consequences of events that have been recognized in our financial statements or tax returns. Measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between the financial reporting and tax basis of our assets and liabilities result in a deferred tax asset, ASC 740 requires an evaluation of the probability of our being able to realize the future benefits indicated by such assets. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some or the entire deferred tax asset will not be realized.

Basic and Diluted Earnings per Share

Under the provisions of ASC 260, “Earnings Per Share,” basic income (loss) per common share is computed by dividing income (loss) available to common shareholders by the weighted average number of shares of common stock outstanding for the periods presented. Diluted income (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the income of the company, subject to anti-dilution limitations.

The following table sets forth the computation of basic and diluted earnings per share for the 2009 transition period and  fiscal 2008:

	Nine months ended September 30, 2009	Per Share	Twelve months ended December 31, 2008	Per Share
NUMERATOR:
Net (loss) income attributable to common shareholders	$(27,858,996)	(1.12)	$8,005,074	$0.36
Series A preferred stock:
Preferred stock dividend	(80,925)	-	(1,229,937)	-
Relative fair value of detachable warrants issued	-	-	(2,765,946)	-
Preferred stock beneficial conversion feature	-	-	(2,451,446)	-
Numerator for basic EPS, income applicable to common stockholders (A)	(27,939,921)	(1.13)	1,557,745	0.06
Plus: Income impact of assumed conversions
Preferred stock dividends-unconverted	-	-	51,332	-
Numerator for diluted EPS, income applicable to common stockholders plus assumed conversions (B)	(27,939,921)	-	1,609,077	-
DENOMINATOR:
Denominator for basic earnings per share-weighted average number of common shares outstanding ( C)	24,802,730	-	22,403,054	-
Stock awards, options, and warrants	-	-	2,161,721	-
Denominator for diluted earnings per share-adjusted weighted average outstanding average number of common shares outstanding (D)	24,802,730 (1)	-	24,687,015	-

Basic and Diluted Income per Common Share:
(Loss) earnings per share-basic (A)/( C)	$(1.13)	-	$0.07	-
(Loss) earnings per share-diluted (B)/(D)	$(1.13)	-	$0.06	-

(1)
The denominator in diluted earnings per share in the 2009 transition period does not include assumed shares outstanding prior to conversion under the “if converted” method and unconverted preferred stock dividends, as such inclusion would be anti-dilutive.

CHINA DIRECT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009, SEPTEMBER 30, 20008 AND DECEMBER 31, 2008 - Continued

Revenue Recognition

We follow the guidance of ASC 605, “Revenue Recognition,” for revenue recognition. In general, we record revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured.

Stock Based Compensation

We account for the grant of stock options and restricted stock awards in accordance with ASC 718, “Compensation-Stock Compensation.”   ASC 718 requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity based compensation.

Recent Accounting Pronouncements

EITF Issue No. 07-5 (ASC 815), "Determining Whether an Instrument (or embedded Feature) is Indexed to an Entity's Own Stock" (EITF 07-5) was issued in June 2008 to clarify how to determine whether certain instruments or features were indexed to an entity's own stock under EITF Issue No. 01-6 (ASC 815), "The Meaning of "Indexed to a Company's Own Stock" (EITF 01-6) (ASC 815),. EITF 07-5(ASC 815), applies to any freestanding financial instrument (or embedded feature) that has all of the characteristics of a derivative as defined in FAS 133, for purposes of determining whether that instrument (or embedded feature) qualifies for the first part of the paragraph 11(a) scope exception. It is also applicable to any freestanding financial instrument (e.g., gross physically settled warrants) that is potentially settled in an entity's own stock, regardless of whether it has all of the characteristics of a derivative as defined in FAS 133 (ASC 815), for purposes of determining whether to apply EITF 00-19 (ASC 815). EITF 07-5(ASC 815) does not apply to share-based payment awards within the scope of FAS 123(R), Share-Based Payment (FAS 123(R) (ASC 718)). However, an equity-linked financial instrument issued to investors to establish a market-based measure of the fair value of employee stock options is not within the scope of FAS 123(R) and therefore is subject to EITF 07-5(ASC 815).

In January 2009, the FASB issued FSP EITF 99-20-1 (ASC 325), to amend the impairment guidance in EITF Issue No. 99-20 (ASC 325) in order to achieve more consistent determination of whether an other-than-temporary impairment (“OTTI”) has occurred. This FSP amended EITF 99-20 (ASC 325) to more closely align the OTTI guidance therein to the guidance in Statement No. 115 (ASC 320, 10-35-31). Retrospective application to a prior interim or annual period is prohibited. The guidance in this FSP was considered in the assessment of OTTI for various securities at December 31, 2008.

On June 5, 2003, the United States Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), as amended by SEC Release No. 33-9072 on October 13, 2009.  Commencing with its annual report for the year ending December 31, 2010, the Company will be required to include a report of management on its internal control over financial reporting. The internal control report must include a statement of:

management’s responsibility for establishing and maintaining adequate internal control over its financial reporting;
management’s assessment of the effectiveness of its internal control over financial reporting as of year end; and
the framework used by management to evaluate the effectiveness of the Company’s internal control over financial reporting.

Furthermore, it is required to file the auditor’s attestation report separately on the Company’s internal control over financial reporting on whether it believes that the Company has maintained, in all material respects, effective internal control over financial reporting.

In June 2009, the FASB approved the “FASB Accounting Standards Codification” (the “Codification”) as the single source of authoritative nongovernmental U.S. GAAP to be launched on July 1, 2009.  The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place.  All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered non-authoritative. The Codification is effective for interim and annual periods ending after September 15, 2009.

CHINA DIRECT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009, SEPTEMBER 30, 20008 AND DECEMBER 31, 2008 - Continued

In August 2009, the FASB issued the FASB Accounting Standards Update No. 2009-04 “Accounting for Redeemable Equity Instruments - Amendment to Section 480-10-S99” which represents an update to section 480-10-S99, distinguishing liabilities from equity, per EITF Topic D-98, Classification and Measurement of Redeemable Securities.  The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

In August 2009, the FASB issued the FASB Accounting Standards Update No. 2009-05 “Fair Value Measurement and Disclosures Topic 820 – Measuring Liabilities at Fair Value”, which provides amendments to subtopic 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities.  This update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: 1. A valuation technique that uses: a. The quoted price of the identical liability when traded as an asset b. Quoted prices for similar liabilities or similar liabilities when traded as assets. 2. Another valuation technique that is consistent with the principles of topic 820; two examples would be an income approach, such as a present value technique, or a market approach, such as a technique that is based on the amount at the measurement date that the reporting entity would pay to transfer the identical liability or would receive to enter into the identical liability. The amendments in this update also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The amendments in this update also clarify that both a quoted price in an active market for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements.  The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-08 “Earnings Per Share – Amendments to Section 260-10-S99”,which represents technical corrections to topic 260-10-S99, Earnings per share, based on EITF Topic D-53, Computation of Earnings Per Share for a Period that includes a Redemption or an Induced Conversion of a Portion of a Class of Preferred Stock and EITF Topic D-42, The Effect of the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock. The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-09 “Accounting for Investments-Equity Method and Joint Ventures and Accounting for Equity-Based Payments to Non-Employees”.  This update represents a correction to Section 323-10-S99-4, Accounting by an Investor for Stock-Based Compensation Granted to Employees of an Equity Method Investee. Additionally, it adds observer comment Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees to the Codification. The Company does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-12 “Fair Value Measurements and Disclosures Topic 820 – Investment in Certain Entities That Calculate Net Assets Value Per Share (or Its Equivalent)”, which provides amendments to Subtopic 820-10, Fair Value Measurements and Disclosures-Overall, for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). The amendments in this update permit, as a practical expedient, a reporting entity to measure the fair value of an investment that is within the scope of the amendments in this update on the basis of the net asset value per share of the investment (or its equivalent) if the net asset value of the investment (or its equivalent) is calculated in a manner consistent with the measurement principles of Topic 946 as of the reporting entity’s measurement date, including measurement of all or substantially all of the underlying investments of the investee in accordance with Topic 820. The amendments in this update also require disclosures by major category of investment about the attributes of investments within the scope of the amendments in this update, such as the nature of any restrictions on the investor’s ability to redeem its investments at the measurement date, any unfunded commitments (for example, a contractual commitment by the investor to invest a specified amount of additional capital at a future date to fund investments that will be make by the investee), and the investment strategies of the investees. The major category of investment is required to be determined on the basis of the nature and risks of the investment in a manner consistent with the guidance for major security types in U.S. GAAP on investments in debt and equity securities in paragraph 320-10-50-1B. The disclosures are required for all investments within the scope of the amendments in this update regardless of whether the fair value of the investment is measured using the practical expedient. The Company does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

CHINA DIRECT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009, SEPTEMBER 30, 20008 AND DECEMBER 31, 2008 - Continued

A variety of proposed or otherwise potential accounting standards are currently under study by standard setting organizations and various regulatory agencies. Due to the tentative and preliminary nature of those proposed standards, management has not determined whether implementation of such proposed standards would be material to our consolidated financial statements.

NOTE 3 – OTHER COMPREHENSIVE INCOME

The following schedule presents the elements of the comprehensive income for the 2009 transition period and fiscal 2008.

Description	Nine months ended September 30, 2009	Twelve months ended December 31, 2009
Net (loss) income	$(30,158,953)	$14,082,879
Other comprehensive (loss) income, net of tax
Unrealized gain (loss) on marketable securities held for sale, net taxes	175,436	(7,819,861)
Unrealized loss on marketable secutities available for sale-related party	-	(1,155,029)
Reclassification of unrealized loss from marketable securities available for sale	9,860,445	-
Foreign currency translation gain, net of tax	144,822	602,983
Total other comprehensive income	$10,180,703	$(8,371,907)
Comprehensive (loss) income	$(19,978,249)	$5,710,972

NOTE 4 – NOTES RECEIVABLE

At September 30, 2009 and December 31, 2008, notes receivable consisted of the following:

Description	September 30, 2009	December 31, 2008
Notes receivable from Xiamen International Trading Co. Ltd Due on demand, non-interest bearing	$-	$196,084
Bank guaranted notes	-	123,443
Notes receivable from JiangShu Suopu due on demand, non-interest bearing	7,313	-
Notes receivable from ShaGang due on demand, non-interest bearing	73,125	-
Notes receivable from WeiDa due on demand, non-interest bearing	17,693	-
Notes receivable from LeXi due on demand, non-interest bearing	7,313	-
Notes receivable from WanWei due on demand, non-interest bearing	36,563	-
Notes receivable from YongGu due on demand, non-interest bearing	4,388	-
Total Notes Receivable	146,395	319,527
Less: current portion	$(146,395)	$(319,527)
Notes Receivable, long-term	$-	$-

CHINA DIRECT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009, SEPTEMBER 30, 20008 AND DECEMBER 31, 2008 - Continued

NOTE 5 – INVENTORIES

At September 30, 2009 and December 31, 2008, inventories consisted of the following:

Description	September 30, 2009	December 31, 2008
Raw materials	$2,454,443	$4,124,959
Finished goods	3,695,184	2,724,041
Inventory Reserve	(342,905)	(560,622)
Total Inventories	$5,806,722	$6,288,378

Due to the nature of our business and the short duration of the manufacturing process for our products; there was no work in process inventory at September 30, 2009 and December 31, 2008.

NOTE 6 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

At September 30, 2009 and December 31, 2008, prepaid expenses and other current assets consisted of the following:

Description	September 30, 2009	December 31, 2008
Prepayments to vendors for merchandise that had not yet been shipped or services that had not been performed	$2,853,504	$2,093,827
Other recievables	642,370	2,372,574
Fair value of securities received from client companies associated with our Consulting segment assigned to employees as compensation	-	524,907
Loans recievable	1,435,000	2,987,615
Other	142,692	5,113
Security deposits	20,475	-
Total	5,094,041	7,984,036
Less: Current Portion	(5,092,205)	(7,984,036)
Prepaid expenses and other assets, non-current	$1,836	$-

In the second quarter of the 2009 transition period, we reclassified $689,087, net of accumulated amortization of $41,394, from “Prepaid expenses and other assets” to “Property use rights, net” to reflect Senrun Coal’s contribution of land use rights to Golden Magnesium pursuant to the November 11, 2006 joint venture agreement entered into among the parties. Pursuant to these land use rights which permit construction of a magnesium production plant capable of producing up to 20,000 tons of magnesium alloy products per year, Golden Magnesium built its magnesium production plant on this land. The land use rights expire in 2057.

In the third quarter of the 2009 transition period we wrote off  a $1,023,018 loan receivable due from Dragon International Group Corp. and a $730.726 loan to a supplier of CDI Jingkun Zinc which we deemed to be uncollectable.

CHINA DIRECT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009, SEPTEMBER 30, 20008 AND DECEMBER 31, 2008 - Continued

NOTE 7 - PROPERTY, PLANT AND EQUIPMENT

At September 30, 2009 and December 31, 2008, property, plant and equipment consisted of the following:

Description	Useful Life	September 30, 2009	December 31, 2008
Building	10-40 years	$10,727,622	$5,305,830
Manufacturing equipment	10 years	14,849,040	7,644,868
Office equipment and furniture	3-5 years	403,570	597,934
Autos and trucks	5 years	911,964	132,161
Construction in progress	N/A	7,145,072	19,000,249
Total		34,037,268	32,681,042
Less: Accumulated Depreciation		(2,705,276)	(1,457,202)
Property, Plant and Equipment, Net		$31,331,992	$31,223,840

For the 2009 transition period and fiscal 2008, depreciation expense totaled $1,248,074 and $879,401, respectively.

NOTE 8 – PROPERTY USE RIGHTS

Property use rights, consisting of mining and property use rights amounted to $1,113,902 and $495,199 at September 30, 2009 and December 31, 2009, respectively.

In connection with our acquisition of CDI Jixiang Metal in December 2007, we acquired mining rights to 51 acres located in the Yongshun Kaxi Lake Mining area of China. Acquisition costs for the mining rights as of September 30, 2009 are $496,401. CDI Jixiang Metal is presently in the exploration stage of its business operations and is engaged in the evaluation of mineral deposits or reserves. We have not established a reserve. There is no assurance that commercially viable mineral deposits exist on this property and further exploration will be required before a final evaluation as to the economic feasibility is determined.

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

CHINA DIRECT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009, SEPTEMBER 30, 20008 AND DECEMBER 31, 2008 - Continued

NOTE 9 – OTHER PAYABLES and TAX PAYABLES

At September 30, 2009 and December 31, 2008, other payables are consisted of the followings:

Description	September 30, 2009	December 31, 2008
VAT taxes payable	$1,130,907	$354,874
Interest payable	-	60,000
Payable to individuals	2,033,362	565,694
Benefits payable	1,006,509	56,061
Other	32,367	925,500
Total	$4,203,145	$1,962,129

NOTE 10 – ACQUISITIONS

Acquisition of a 83% interest in CDI Metal Recycling

In March 2008, CDI Shanghai Management formed CDI Metal Recycling as a joint venture entity. CDI Shanghai Management contributed $347,222 to the registered capital of the joint venture, representing an 83% interest.

Acquisition of a 70.9% interest in Baotou Changxin Magnesium

In February 2008, CDI China, entered into an agreement with Excel Rise and Three Harmony (Australia) Party, Ltd. (“Three Harmony”) to form Baotou Changxin Magnesium, a company organized under the laws of the PRC, as a FIE. Prior to September 30, 2008 CDI China contributed  $7,084,000 to the registered capital of this entity, Excel Rise contributed $5,417,000 and Three Harmony contributed $1,389,000, representing a 51%, 39% and 10% interest, respectively. Accordingly, China Direct holds a 70.9% interest in Baotou Changxin Magnesium.

Acquisition of a 51% interest in CDI Beijing

In June 2008, CDI Shanghai Management entered into an agreement to form CDI Beijing, a Chinese limited liability company. Under the terms of the agreement, CDI Shanghai Management acquired a 51% interest in CDI Beijing, which became effective in September 2008 when CDI Beijing received a business license from the Chinese government. Under the terms of the agreement, the initial registered investment amount of CDI Beijing is $7,270,000; $3,570,000 and $3,700,000 to be contributed by Mr. Chen and CDI Shanghai Management, respectively, in installments on or before September 2009. As of the date of this report, we have contributed $1,489,075 while Mr. Chen made capital contributions of $1,430,680. On December 30, 2009, the shareholders of CDI Beijing agreed to limit their capital contributions to the $2,919,754 they already contributed and waived their requirement for contributions of additional capital including CDI Shanghai Management’s obligation to contribute $2,200,000 by September 30, 2009.

We did not make any business acquisitions in the 2009 Transition Period.

CHINA DIRECT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009, SEPTEMBER 30, 20008 AND DECEMBER 31, 2008 - Continued

NOTE 11 – LOANS PAYABLE

Loans payable at September 30, 2009 and December 31, 2008 consisted of the following:

Description	September 30, 2009	December 31, 2008
Loan due to China Industry Bank, dated July 2012. 6.06% annual interest rate.	$-	$186,018

Loan due to Commercial Bank, dated May 2009, from Lang Chemical. Secured by Lang Chemical's restricted cash.	-	262,613

Loan due to Minsheng Bank, dated October 2009, LIBOR plus 25% annual interest rate.	-	671,122

Loan due to Mingsheng Bank, dated May 26, 2010. 6.37% annual interest rate. Secured by the company's assets.	497,252	-

Loan due to Industrial & Commercial Bank, dated July 21, 2010. 5.58% annual interest rate. Guaranteed by the personal real estate of ZhuQian and Chen Jiangdong.	336,375	-

Loan due to Industrial & Commercial Bank, dated March 21, 2010. 5.31% annual interest rate. Guaranteed by the personal real estate of ZhuQian and Chen Jiangdong.	394,875	-

Loan due to Bank of Shanghai, dated January 15, 2009 through January 14, 2010. 5.84% annual interest rate. Guranteed by China Investment Guarantor Co. Ltd.	292,500	-

Total	1,521,002	1,119,753
Less: Current Portion	(1,521,002)	(933,735)

Loans payable, long-term	$0	$186,018

NOTE 12 RELATED PARTY TRANSACTIONS

List of Related Parties

We have specified the following persons and entities as related parties with ending balances as of September 30, 2009 and December 31, 2008:

•
Yuwei Huang, is executive vice president of our Magnesium segment, a member of the board of directors, chief executive officer and chairman of Chang Magnesium, chairman of Baotou Changxin Magnesium, chairman of YiWei Magnesium, and chief executive officer and vice chairman of Golden Magnesium;

•	Taiyuan YiWei Magnesium Industry Co., Ltd., a company organized under the laws of the PRC (“YiWei Magnesium”), is a minority interest owner in Chang Magnesium;
•	Lifei Huang, is the daughter of Yuwei Huang;
•	Huihuan Huang is the sister of Yuwei Huang;
•	Lifei Huang, is a registered representative of Pine Capital Enterprises Inc., a company organized under the laws of the Caymen Islands (“Pine Capital”);
•	Lifei Huang, is a registered representative of Wheaton Group Corp., a company organized under the laws of Brunei Darussalam (“Wheaton”);
•	LingShi County Yihong Magnesium Co., Ltd., a company organized under the laws of the PRC (“Yihong Magnesium”), is legally represented by an officer of Chang Magnesium;
•	LuCheng Haixu Magnesium Co., Ltd., a company organized under the laws of the PRC (“Haixu Magnesium”), is legally represented by an officer of Chang Magnesium;

CHINA DIRECT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009, SEPTEMBER 30, 20008 AND DECEMBER 31, 2008 - Continued

•	LuCheng Xinghai Magnesium Co., Ltd., a company organized under the laws of the PRC (“Xinghai Magnesium”), is legally represented by an officer of Chang Magnesium;
•	Nippon Magnetic Dressing Co., Ltd., a company organized under the laws of the Japan (“Nippon Magnetic”), is a minority interest owner of YiWei Magnesium;
•	Shanxi Senrun Coal Chemistry Co., Ltd., a company organized under the laws of the PRC (“Senrun Coal”), is a minority interest owner in Golden Magnesium;
•	Youbing Yang is a director on the Baotou Chang Magnesium’s Board of Directors;
•	NanTong Langyuan Chemical Co., Ltd., a company organized under the laws of the PRC (“NanTong Chemical”), is owned by Jingdong Chen and Qian Zhu, the minority interest owners of Lang Chemical;
•	Jingdong Chen, is vice president of our Basic Materials segment and chief executive officer of Lang Chemical;
•	Qian Zhu, is chief financial officer of Lang Chemical. Jingdong Chen and Qian Zhu are husband and wife;
•	Chen Chi is vice president of our Basic Materials Segment and minority interest owner of CDI Beijing;
•	Zhongmen International Investments Co., Ltd., a company organized under the laws of the PRC (“Zhongmen International”), is legally represented by an officer of CDI Beijing;
•	Beijing Jiaozhuang Hotel, a company organized and under the laws of the PRC (“Jiaozhuang Hotel”), is legally represented by an officer of CDI Beijing.

Accounts Receivable – related parties

At September 30, 2009 we reported accounts receivable – related parties of $2,355,059 comprised of the following:

•	$756,795 due Chang Magnesium from YiWei Magnesium, for inventory provided;
•	$869,105 due Chang Magnesium from Pine Capital for inventory provided; and,
•	$729,159 due Golden Magnesium from YiWei Magnesium for inventory provided.

At December 31, 2008 we reported accounts receivable – related parties of $1,676,191 comprised of the following:

•	$1,628,896 due BaoTou Changxin Magnesium from YiWei Magnesium, for inventory provided; and,
•	$47,295 due Golden Magnesium from YiWei Magnesium for inventory provided.

Prepaid Expenses – related parties

At September 30, 2009 we reported prepaid expenses – related parties of $5,823,039 comprised of the following:

•	$2,440,794 prepaid by Chang Magnesium to YiWei Magnesium for future delivery of inventory;
•	$73,133 prepaid by Chang Magnesium to Haixu Magnesium to for future delivery of inventory;
•	$530,888 prepaid by Chang Magnesium toXinghai Magnesium to for future delivery of inventory;
•	$684,922 prepaid by Chang Magnesium to Yihong Magnesium to for future delivery of inventory;
•	$1,376,395 prepaid by Baotou Changxi Magnesium to YiWei Magnesium to for future delivery of inventory;
•	$51,470 prepaid by Golden Magnesium to Senrun Coal for future delivery of coke gas for fuel; and,
•	$665,438 prepaid by Golden Magnesium to YiWei Magnesium for future delivery of inventory.

CHINA DIRECT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009, SEPTEMBER 30, 20008 AND DECEMBER 31, 2008 - Continued

At December 31, 2008 we reported prepaid expenses – related parties of $7,617,887 comprised of the following:

•	$5,830,718 prepaid by Chang Magnesium to YiWei Magnesium for future delivery of inventory;
•	$940,699 prepaid by Golden Magnesium to SenRun Coal for future delivery of coke gas for fuel;
•	$520,397 prepaid by Chang Magnesium to Nippon Magnetic to for future delivery of inventory; and
•	$326,073 prepaid by Golden Magnesium to YiWei Magnesium for future delivery of inventory.

Loan Receivable – related parties

At September 30, 2009 we reported loan receivables – related parties of $1,094,142 comprised of the following:

•	$1,094,142 due Lang Chemical from NanTong Chemical for funds advanced for working capital purposes.

At December 31, 2008 we reported loan receivables – related parties of $1,652,728 comprised of the following:

•	$1,608,959 due Lang Chemical from NanTong Chemical for funds advanced for working capital purposes; and,
•	$43,769 due CDI Shanghai Management from Dragon Capital for funds advanced for working capital purposes.

Due from related parties

At September 30, 2009 we reported due from related parties of $0.

At December 31, 2008 we reported due from related parties of $35,710 comprised of the following:

•	$21,125 due China Direct from a China Direct employee for the exercise price of exercised options; and,
•	$14,585 due CDI Metal Recycling from Zhou Weiyi, for the contribution of registered capital related to the formation of CDI Metal Recycling.

Accounts Payable – related parties

At September 30, 2009 we reported accounts payable – related party of $51,716 comprised of the following:

•	$35,428 due from Chang Magnesium to Wheaton Group in repayment of an advance form customer for the expected delivery of inventory;
•	$14,826 due from Baotou Changxi Magnesium to Haixu Magnesium in repayment of an advance form customer for the expected delivery of inventory; and
•	$1,463 due from Golden Magnesium to Haixu Magnesium in repayment of an advance form customer for the expected delivery of inventory.

At December 31, 2008 we reported accounts payable – related party of $7,516,728 comprised of the following:

•	$4,497,180 due from Chang Magnesium to Pine Capital in repayment of an advance from customer for the expected delivery of inventory; and
•	$3,019,548 due from Chang Magnesium to Wheaton Group in repayment of an advance form customer for the expected delivery of inventory.

CHINA DIRECT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009, SEPTEMBER 30, 20008 AND DECEMBER 31, 2008 - Continued

Due to related parties

At September 30, 2009 we reported due to related parties balance of $399,629 comprised of the following:

•	$355,753 due to Zhongmen International Investments for working capital of CDI Beijing; and
•	$43,876 advanced by Jiaozhuang Hotel to CDI Beijing for working capital purposes.

At December 31, 2008 we reported due to related parties balance of $978,739 comprised of the following:

•	$832,843 due to Chen Chi, this amount is made of up $729,257 due from Capital One Resource, and $103,586 from CDI Beijing for fund advances for working capital purposes; and
•	$145,896 advanced by Huihuan Huang to Chang Magnesium for working capital purposes.

NOTE 13 – STOCKHOLDERS' EQUITY

Preferred Stock

We have 10,000,000 shares of preferred stock, par value $.0001, authorized, of which we designated 12,950 as our Series A Convertible Preferred Stock in February 2008. At September 30, 2009, there were 1,006 shares of Series A Convertible Preferred Stock issued and outstanding.

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

Upon conversion of the Series A Preferred Stock, we are required to pay an amount (the “Make-Whole Additional Amount”) equal to 8% of the stated value of the shares converted or redeemed - essentially an extra year’s dividend. This amount is payable in shares valued at the lower of the conversion price or 90% of the weighted average price of our common stock for the 10 consecutive trading days immediately preceding the date of notice.

A registration statement covering the public resale of the shares of common stock underlying the Series A Preferred Stock and the warrants was declared effective by the Securities and Exchange Commission on April 23, 2008.

As of September 30, 2009, holders of our Series A Preferred Stock have converted 11,944 shares of the 12,950 shares of the Series A Preferred Stock. Each share of Series A Preferred stock was convertible into 142.8541 shares of common stock. As a result of the conversion of the Series A Preferred Stock, we have issued 1,706,250 shares of our common stock, 58,642 shares of common stock in payment of the accrued dividends, and 136,500 shares of common stock, the Make Whole Additional Amount. The 1,850,000 warrants issued to purchasers of the Series A Preferred Stock, exclusive of the 300,000 warrants issued to Roth Capital Partners, LLC (“Roth Capital”) as a fee, were determined to have a fair value of $2.07 per warrant with a total valuation of $3,829,500. Inputs used in making this determination included:

•	Value of $6.83 per share of common stock;
•	Expected volatility factor of 90%;
•	$0 dividend rate on the common stock;
•	Warrant exercise price of $8.00;
•	Estimated time to exercise of 1 year; and
•	Risk free rate of 2.06%.

The relative fair value of the warrants of $2,765,946 has been recorded as a dividend.

CHINA DIRECT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009, SEPTEMBER 30, 20008 AND DECEMBER 31, 2008 - Continued

In addition, under the provisions of ASC 470, “Debt”, the Series A Preferred Stock issuance carried an embedded beneficial conversion feature at issuance. Accordingly, after first allocating the proceeds received from the Series A Preferred Stock offering to the preferred shares and detachable warrants on a relative fair value basis, we derived an intrinsic value of the conversion feature of $2,451,446. As the Series A Preferred Stock does not have a stated redemption date or finite life, the deemed dividend was recognized immediately as a non-cash charge during fiscal 2008. This non-cash one-time preferred stock deemed dividend was calculated as the difference between the average of our common stock price of $6.83 per share and the calculated effective conversion price of the Series A Preferred Stock. The effective conversion price of the Series A Preferred Stock was determined with reference to the relative fair value allocation of proceeds between the Series A Preferred Stock and Warrants issued. The non-cash deemed dividend did not have an effect on net earnings, or cash flows for the year ended September 30, 2009. The estimated fair market value of the Warrants of $2,765,946 has been recorded as additional paid-in capital and a reduction to the recorded amount of the Series A Preferred Stock.

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

As a result of the June 15, 2009 registered direct offering of our common stock discussed below, we reduced to $1.85 per share the exercise price of warrants to purchase 143,750 shares of our common stock with an exercise price of $8.00 per share and the conversion price of 1,006 shares of our series A convertible preferred stock outstanding that are convertible into 143,750 shares of our common stock at a conversion price of $7.00 per share. The terms of these warrants and preferred stock provide that if we sell common stock at a price per share less than the then exercise price of the warrants or the conversion price of the preferred stock, then we are required to reduce the exercise price of those warrants and the conversion price of the series A convertible preferred stock to the lower price of the subsequent sale. Because the market price of our common stock in our June 15, 2009 offering was $1.85 per share, an amount that is less than the exercise price of the $8.00 per share warrants and the $7.00 per share conversion price, we reduced the exercise price of those outstanding securities.

Common Stock

We have 1,000,000,000 shares of common stock, par value $.0001, authorized.  At September 30, 2009 there were 27,189,719 shares of common stock issued and outstanding.  At December 31, 2008, there were 23,530,642 shares of common stock issued and outstanding.

For the 2009 transition period and fiscal 2008 , amortization of stock based compensation amounted to$1,739,480 and $2,200,000, respectively.

During the 2009 transition period, we issued 60,000 shares of common stock in connection with the exercise of common stock purchase warrants at $1.14 per share.

During the 2009 transition period, we issued 1,050,000 shares of common stock in connection with the exercise of common stock options with net proceeds of $10,500.  All of these options were exercised at $.01 per share.

During the 2009 transition period, we issued 21,000 shares of our common stock to Bazelon Less & Feldman , P.C. as compensation for legal services it provided to us.  These shares were issued at $1.71 per share for a total of $36,000.

On June 16, 2009 we sold 2,702,704 shares of our common stock and warrant to purchase up to 1,351,352 of common stock to accredited investors.  The purchase price per share of the common stock was $1.85.  The warrants have an exercise price of $2.31 per share and will be exercisable beginning 183 days following the date they were issued for a period ending on the fifth anniversary of the initial exercise date.  The gross proceeds of this offering were $5,000,000 with offering expense of $190,000.  We intend to use the proceeds from this offering for general working capital purposes which may include acquisitions of additional operations in China.

On September 17, 3009 we issued 459,559 shares of our common stock to Lei Shen in exchange for the cancellation of a February 4, 2008 loan by Jian Fei Chen to Capital One Resources Co., Ltd. in the amount of RMB 5,000,000 (US $735,294) (the “Loan”).  We used a conversion rate of $1.60 per share in calculating the number of shares issued. Mr. Chen assigned his rights to the Loan to Mr. Shen prior to the conversion and cancellation of the Loan.

CHINA DIRECT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009, SEPTEMBER 30, 20008 AND DECEMBER 31, 2008 - Continued

Stock Repurchase Program

On September 10, 2008, our board of directors authorized a stock repurchase program to repurchase up to $2.5 million of our common stock through March 31, 2009. The stock repurchase program was announced on September 12, 2008. The amount and timing of specific repurchases are subject to market conditions, applicable legal requirements and other factors deemed appropriate by our CEO and President. Repurchases may be in open-market transactions or through privately negotiated transactions, and our board of directors may discontinue the repurchase program at any time. During fiscal 2008 we purchased 19,919 shares at an average price of $3.98 per share, these shares were redeemed in September and October 2008.  During the 2009 Transition Period, we purchased 1,500,000 shares of our common stock at a price of $1.10 per share under this program form Marc Siegal, our former president and director.  This stock purchase program expired on June 30, 2009.

Reverse Split/Forward Split

On September 10, 2008, our board of directors approved a 1 for 100 shares reverse split of our common stock (the “Reverse Split”) to be immediately followed by a 100 for 1 forward split of our common stock (the “Forward Split”). The Reverse Split/Forward Split was announced on September 19, 2008. Shareholders who held in the aggregate less than one share of common stock following the Reverse Split were not included in the Forward Split. Rather, such shares received a cash payment of $5.07 per share, the closing price of our common stock as of September 19, 2008. During fiscal 2008, we purchased 69,583 shares at an average purchase price of $5.13 or $5.07 per share.  These shares were redeemed during September 2008.

Stock Option Plans

On August 16, 2006, our board of directors authorized the 2006 Equity Plan (the “2006 Equity Plan”) covering 10,000,000 shares of our common stock, which was approved by a majority of our shareholders on August 16, 2006. At September 30, 2009 and December 31, 2008 there were options outstanding to purchase an aggregate of 312,000 and 365,000 shares, respectively of common stock outstanding under the 2006 Equity Plan at exercise prices ranging from $2.50 to $7.50 per share.

On October 19, 2006, our board of directors authorized the 2006 Stock Plan (the “2006 Stock Plan”) covering 2,000,000 shares of our common stock. As the 2006 Stock Plan was not approved by our shareholders prior to October 19, 2007, we may no longer award incentive stock options under the 2006 Stock Plan and any incentive stock options previously awarded under the 2006 Stock Plan were converted into non-qualified options upon terms and conditions determined by the board of directors, as nearly as is reasonably practicable in their sole determination, to the terms and conditions of the incentive stock options being so converted. At September 30, 2009 and December 31, 2008, there were options outstanding to purchase an aggregate of 301,540 and 414,590 shares, respectively of common stock outstanding under the 2006 Stock Plan at exercise prices ranging from $.01 to $5.00 per share.

During fiscal 2008, we granted 240,000 options under the 2006 Equity Plan to employees with an exercise price of $5.00 to $7.50 per share, of these options, 231,000 options were canceled during the year ended December 31, 2008. The options were valued on the date of grant using the Black-Scholes option-pricing model, in accordance with ASC 718, “Compensation – Stock Compensation”, using the following weighted-average assumptions: expected dividend yield 0%, risk-free interest rate of 2.51%, volatility of 78% and expected term of 1.31 years.

On April 25, 2008, our board of directors adopted the 2008 Executive Stock Incentive Plan covering 1,000,000 shares of our common stock, which was approved by a majority vote of our shareholders on May 30, 2008. As September 30, 2009 no awards had been granted under this plan.

On April 25, 2008, our board of directors adopted the 2008 Non-Executive Stock Incentive Plan covering 3,000,000 shares of our common stock, which was approved by a majority vote of our shareholders on May 30, 2008. As of September 30, 2009 we granted 1,079,327 shares of restricted stock with vesting dates ranging from May 2008 to May 2011 under this plan.

CHINA DIRECT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009, SEPTEMBER 30, 20008 AND DECEMBER 31, 2008 - Continued

The following table sets forth our stock option activity during the 2009 Transition Period and fiscal 2008:

Description	Shares underlying options	Weighted average exercise price
Outstanding at January 1, 2007	9,843,980.00	$3.27
Granted	111,000.00	3.92
Exercised	(3,014,360.00)	1.83
Expired or cancelled	-	-
Outstanding at December 31, 2007	6,940,620.00	$8.14
Granted	240,000.00	6.20
Exercised	(519,400.00)	3.44
Expired or cancelled	(221,000.00)	7.50
Outstanding at December 31, 2008	6,440,220.00	5.71

Granted
Exercised	(1,050,000)	0.01
Expired or cancelled	(1,734,550)	5.00
Exercisable at September 30, 2009	3,655,670	$10.83

The weighted average remaining contractual life and weighted average exercise price of options outstanding at September 30, 2009, for selected exercise price ranges, are as follows:

Range of exercise prices	Range of exercise prices	Number of options outstanding	Weighted average remaining contractual life (Years)	Weighted average exercise price	Options Exercisable	Weighted average exercise price of options exercisable
$2.25	$2.25	400	1.5	$2.25	400	$2.25
$2.50	$2.50	472,940	1.25	$2.50	472,940	$2.50
$3.00	$3.00	50,000	1.25	$3.00	50,000	$3.00
$5.00	$5.00	821,000	3.25	$5.00	821,000	$5.00
$7.50	$7.50	637,000	3.25	$7.50	637,000	$7.50
$10.00	$10.00	625,000	4.25	$10.00	625,000	$10.00
$15.00	$15.00	500	3.69	$15.00	500	$15.00
$30.00	$30.00	760,000	3.25	$30.00	760,000	$30.00
$56.25	$56.25	80	3.25	$56.25	80	$56.25
$1.14	$1.14	288,750	1.95	$0.30	288,750	$1.14
		3,655,670			3,655,670	$10.83

The weighted average grant date fair value of options granted during fiscal 2008 was $6.20 per share. The total intrinsic value of stock options exercised during the 2009 transition period and fiscal 2008 were $1,050,000 and $2,998,055, respectively. The aggregate intrinsic value of our outstanding and exercisable options at September 30, 2009 and December 31, 2008 was $3,655,670 and $6,440,220, respectively.

Common Stock Purchase Warrants

During fiscal 2008, we granted 25,000 common stock purchase warrants to consultants, exercisable immediately at an exercise price of $11.00. These warrants were fair valued on the date of grant at $103,707 using the Black-Scholes option-pricing model, in accordance with SFAS No. 123R using the following weighted-average assumptions: expected dividend yield of 0%, risk-free interest rate of 3.0%, volatility factor of 100% and expected term of 3 years. The fair value of these grants was recognized as selling, general and administrative expenses.

CHINA DIRECT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009, SEPTEMBER 30, 20008 AND DECEMBER 31, 2008 - Continued

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

On June 16, 2009 we sold 2,702,704 shares of our common stock and warrants to purchase up to 1,351,352 of common stock to accredited investors. The purchase price per share of the common stock was $1.85. The warrants have an exercise price of $2.31 per share and will be exercisable beginning 183 days following the date they were issued for a period ending on the fifth anniversary of the initial exercise date. The gross proceeds of this offering were $5,000,000 with offering expenses of $190,000.  Management intends to use the proceeds from this offering for general working capital purposes which may include acquisitions of additional operations in China.

As a result of the June 15, 2009 registered direct offering of our common stock, we reduced the per share exercise price of warrants to purchase 143,750 shares of our common stock from $8.00 to $1.85.  On September 20, 2009, we reduced the exercise price of 423,750 shares to purchase common stock purchase warrants we issued in connection with our November 2006 offering from $4.00 to $1.14 pursuant to the price reset provisions of those warrants. A summary of the status of our outstanding common stock purchase warrants granted as of September 30, 2009 and changes during the period is as follows:

	Shares underlying warrants	Weighted average exercise price
Outstanding at December 31, 2007	2,648,312	$8.70
Granted	2,175,000	8.03
Exercised	(205,000)	6.46
Expired or cancelled	-	-
Outstanding at December 31, 2008	4,618,312	8.70
Granted	1,351,352	2.31
Exercised	(60,000)	1.14
Expired or cancelled	(75,000)	5.00
Outstanding at September 30, 2009	5,834,664	$6.95
Exercisable at September 30, 2009	4,483,312	$8.34

The following information applies to all warrants outstanding at September 30, 2009.

Range of exercise prices	Number of Warrants outstanding	Weighted average remaining contractual life (Years)	Weighted average exercise price	Warrants Exercisable	Weighted average exercise price of Warrants exercisable	Range of exercise prices
$2.31	$1,351,352	$4.95	$2.31	$-	$2.31
$2.50	$50,000	$2.92	$2.50	$50,000	$2.50	$1.85
$4.00	$338,750	$0.48	$4.00	$338,750	$4.00	$2.31
$8.00	$1,966,250	$3.29	$8.00	$1,966,250	$8.00	$2.50
$10.00	$1,894,562	$1.95	$10.00	$1,894,562	$10.00	$1.14
$15.00	$90,000	$0.64	$15.00	$90,000	$11.00	$4.00
$1.85	$143,750	$4.12	$1.85	$143,750	$1.85	$7.50
	$5,834,664		$8.34	$4,483,312	$6.95	$8.00

CHINA DIRECT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009, SEPTEMBER 30, 20008 AND DECEMBER 31, 2008 - Continued

NOTE 15 – MARKETABLE SECURITIES

Marketable securities held for sale and marketable securities held for sale-related party are valued at the date received. The fair market values at September 30, 2009 and December 31, 2008 are as follows:

		For the Year Ended September 30, 2009
Description	January 1, 2009	Amount Received/Sold	Cost Basis Adjustment for OTTI	Unrealized Gain	September 30, 2009
Investment in marketable securities held for sale	$7,569,333	$5,893,918	$(8,654,337)	$175,436	$4,984,350
Investment in marketable securities held for sale-related party	$160,459	$1,256,219	$(811,992)	$-	$604,686
Total Investment in trading securities	$7,729,792	$7,150,137	$(9,466,329)	$175,436	$5,589,036

		For the Year Ended December 31, 2008
Description	January 1, 2008	Amount Received/Sold	Cost Basis Adjustment for OTTI	Unrealized Gain	December 31, 2008
Investment in marketable securities held for sale	$7,820,500	$15,089,777	$(7,521,083)	$(7,819,861)	$7,569,333
Investment in marketable securities held for sale-related party	1,315,488	-	-	(1,155,029)	160,459
Total Investment in marketable securities held for sale	$9,135,988	$15,089,777	$(7,521,083)	$(8,974,890)	$7,729,792

NOTE 16 – INCOME TAXES

Our parent and their U.S. subsidiaries are subject to applicable Federal, State and Local tax statues. Our subsidiaries in China are governed by the Income Tax Law of the Peoples Republic of China concerning Foreign Investment Enterprises and Foreign Enterprises and local income tax laws (the “PRC Income Tax Law”). Pursuant to the PRC Income Tax Law, wholly foreign owned enterprises are subject to tax at a statutory rate of 33% (30% state income tax plus 3% local income tax). We intend to utilize profits earned by our Chinese based subsidiaries in China to expand our PRC based operations.

The components of (loss) income before income tax consisted of the following:

Decscriptons	September 30, 2009	December 31, 2008
U.S. Operations	$(15,769,618)	$(7,201,533)
China Operations	(5,832,529)	20,638,937
Discontinued Operations	(8,556,806)	645,475
Total (loss) income	$(30,158,953)	$14,082,879

CHINA DIRECT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009, SEPTEMBER 30, 20008 AND DECEMBER 31, 2008 - Continued

The provision (benefit) for income taxes is composed of the following:

Description	September 30, 2009	December 31, 2008
Current:
Federal	$(195,219)	$(277,759)
State	-	-
Chinese Operations	174,054	545,006
Discontinued operations	-	127,200
Deferred:
Federal	-	-
State	-	-
	$(21,165)	$394,447

The table below summarizes the reconciliation of our income tax provision computed at the federal statutory rate and the actual tax provision as follows:

Description	Nine months ended September 30, 2009	Twelve months ended December 31, 2008
Income tax (benefit) expense provision at Federal statutory rate	$(10,555,633)	$5,614,000
State income tax (benefit) expense, net of Federal benefit	(1,085,722)	577,000
US and state tax rate in excess of China tax rate	1,688,901	(898,000)
China reduced tax rate zones	4,666,647	(5,706,000)
Other	5,203,974	807,000
Tax provision	$(81,833)	$394,000

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. There were no effect to the deferred tax assets and liabilities as of September 30, 2009 and December 31, 2008.

NOTE 17 – COMMITMENTS AND CONTINGENCIES

Leases

We entered into an office lease agreement for our corporate offices in Florida at an annual expense of $234,936. The term of the lease is from March 1, 2008 through February 28, 2013.

CDI Shanghai Management entered into an office lease agreement with an annual lease expense of $93,825. The term of the lease is from January 1, 2009 through December 31, 2009.

 CDI Metal Recycling operates from a 14,000 square foot manufacturing and office space located at 1258 Nangang Road, Nanhui District, Shanghai, China. The term of the lease is from January 2008 to December 2017 for a commitment of approximately $17,000 annually.

CHINA DIRECT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009, SEPTEMBER 30, 20008 AND DECEMBER 31, 2008 - Continued

CDI Beijing leases approximately 1,654 square foot office space located in Beijing, China for an annual expense of approximately $20,500 pursuant to a lease that expires in March 2010. Future minimum rental payments required under the leases as discussed herein are as follows:

Period	Total
Period Ended December 31, 2010	366,261
Period Ended December 31, 2011	350,886
Period Ended December 31, 2012	350,886
Period Ended December 31, 2013	350,886
Thereafter	350,886
$1,769,805

Contingencies

We are not currently involved in any litigation. However, we, have a dispute with Shanxi Jinyang Coal and Coke Group Co., Ltd. (“Shanxi Jinyang”) and Ms. Runlian Tian, the noncontrolling shareholders of our subsidiary Pan Asia Magnesium and its Chairman of the Board of Directors, Haixin Zhao. Our dispute stems from their refusal to fully cooperate with us in completing our audit of Pan Asia Magnesium’s books and records as part of our audit for the fiscal year ended September 30, 2009. In addition, they have failed to act in Pan Asia Magnesium’s best interests, among other matters related to its management and operation.  Our dispute with the noncontrolling shareholders of Pan Asia Magnesium and Mr. Zhao also involves their claim that in connection with our October 2007 acquisition of Pan Asia Magnesium we should have used the equity method of accounting rather than consolidation. They also claim we failed to disclose certain assets owned by, and obligations of, Shanxi Jinyang that were improperly included in our consolidated financial statements for fiscal 2007 and fiscal 2008. We believe the noncontrolling shareholders’ claims against us are without merit and were made to justify their refusal to allow us to conduct our audit for the 2009 transition period, among other improper purposes.  In addition, we believe that the noncontrolling shareholders and Mr. Zhao have become increasingly non responsive to us as a result of the September 29, 2009 decision of our board of directors to commit to a plan to focus our magnesium production efforts with our key Chinese partner, Yiwei Magnesium, a related party, and sell our interest in Pan Asia Magnesium and present it as a discontinued operation beginning with our financial statements for the fiscal year ended September 30, 2009.  While we attempted to resolve our dispute amicably, we have been unable to do so as of the date of the filing of this report. On December 29, 2009 our audit committee approved the establishment of a $7.4 million reserve for a contingent loss from discontinued operations reflecting our entire investment in Pan Asia Magnesium and an estimate for legal fees. We are continuing our efforts to reach an amicable resolution of our dispute with the noncontrolling shareholders of Pan Asia Magnesium and Mr. Zhao including efforts to monetize our investment in this company.  Should we be unable resolve our dispute, we will take appropriate legal action against the noncontrolling shareholders of Pan Asia Magnesium and Mr. Zhao in China which may include a court supervised dissolution and audit of Pan Asia Magnesium in addition to appropriate legal action against its noncontolling shareholders and Mr. Zhao based upon the findings in an audit.

Management presently believes that the ultimate outcome of the dispute with the noncontrolling shareholders of Pan Asia Magnesium and Mr. Zhao will be favorable to us. However, litigation is subject to inherent uncertainties and unfavorable rulings could occur. An unfavorable ruling could include monetary damages. Were an unfavorable ruling to occur, there exists the possibility of a material adverse impact on the business or results of operations for the period in which the ruling occurs or future periods.

Other than as described above, we believe there are currently no litigation or legal or administrative proceedings pending against us that are likely to have, individually or in the aggregate, a material adverse effect on our business or our results of operations.

CHINA DIRECT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009, SEPTEMBER 30, 20008 AND DECEMBER 31, 2008 - Continued

NOTE 18 - SEGMENT INFORMATION

The following information is presented in accordance with ASC 280, “Segment Reporting”. For the 2009 Transition Period, we operated in three reportable business segments during this period as follows:

Magnesium segment:

•	Chang Magnesium;
•	Chang Trading;
•	Excel Rise;
•	Asia Magnesium;
•	Golden Magnesium;
•	Baotou Changxin Magnesium; and
•	Capital One Resource. 1

Basic Materials segment:

•	Lang Chemical;
•	CDI Jingkun Zinc;
•	CDI Jixiang Metal; and
•	CDI Metal Recycling.
•	CDI (Beijing) International Trade Co. Ltd.

Consulting segment:

•	China Direct Investments;
•	CDI Shanghai Management; and
•	Capital One Resource.

1 Capital One Resource generated revenues in two reporting segments; Magnesium and Consulting.

Our reportable segments are strategic business units that offer different products and services. Each segment is managed and reported separately based on the fundamental differences in their operations. CDI Metal Recycling was formerly in our Clean Technology Segment, which we exited in fiscal 2008.  We are evaluating the feasibility of continuing the development of a proposed facility to create aluminum powder from recycled aluminum by CDI Metal Recycling which has no significant operations.  Condensed consolidated information with respect to these reportable segments after giving effect to our decision to exit the clean technology segment and Pan Asia Magnesium for the year ended September 30, 2009, September 30, 2008, and December 31, 2008 are as follows:

	For the nine months ended September 30, 2009
(in thousands)	Magnesium	Basic Materials	Consulting	Consolidated
Revenues	$15,166	$41,112	$810	$57,088
Revenues - related party	11,542	-	-	11,542
	26,708	41,112	810	68,630
Interest income (expense)	200	(12)	96	284
Net (loss) income	(3,411)	(1,147)	(17,045)	(21,602)
Segment assets	$31,941	$12,422	$36,152	$80,516

CHINA DIRECT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009, SEPTEMBER 30, 20008 AND DECEMBER 31, 2008 - Continued

	For the nine months ended September 30, 2008
(in thousands)	Magnesium	Basic Materials	Consulting	Consolidated
Revenues	$126,431	$39,572	$14,518	$180,521
Revenues - related party	3,144	-	-	3,144
	129,575	39,572	14,518	183,665
Interest (expense) income	(74)	(40)	463	349
Net income	15,795	297	9,401	25,493
Segment assets	$58,723	$7,484	$55,973	$122,180

	For the twelve months ended December 31, 2008
(in thousands)	Magnesium	Basic Materials	Consulting	Consolidated
Revenues	$135,676	$53,838	$16,358	$205,872
Revenues - related party	16,750	-	-	16,750
	152,426	53,838	16,358	222,622
Interest income (expense)	41	(52)	303	292
Net income	10,401	523	2,513	13,437
Segment assets	$73,670	$9,158	$24,551	$107,379

NOTE 19 – FOREIGN OPERATIONS

As of September 30, 2009 the majority of our revenues and assets are associated with subsidiaries located in the People’s Republic of China.  Assets at September 30, 2009 reclassified to reflect discontinued operations, as well as revenues for the 2009 transition period, the first nine months of 2008, and fiscal 2008 were as follows:

	For the nine months ended September 30, 2009
(in thousands)	United States	People’s Republic of China	Total
Revenues	$805	$56,283	$57,088
Revenues – related party		11,542	11,542
Total Revenue	805	67,825	68,630
Identifiable assets at September 30, 2009	$42,157	$38,359	$80,516

	For the nine months ended September 30, 2008
(in thousands)	United States	People’s Republic of China	Total
Revenues	$14,435	$166,086	$180,521
Revenues – related party	-	3,144	$3,144
	14,435	169,230	183,665
Identifiable assets at September 30, 2008	$54,758	$76,226	$130,984

	For the twelve months ended December 31, 2008
( in thousands)	United States	People’s Republic of China	Total
Revenues	$16,222	$189,651	$205,873
Revenues – related party	-	16,750	$16,750
	16,222	206,401	222,623
Identifiable assets at December 31, 2008	$44,080	$63,299	$107,379

CHINA DIRECT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009, SEPTEMBER 30, 20008 AND DECEMBER 31, 2008 - Continued

NOTE 20 – DISCONTINUED OPERATIONS

During the third quarter of fiscal 2008, we elected to exit the alternative energy and recycling business conducted by CDI Clean Technology. We devised a formal plan of disposal of a majority ownership in these subsidiaries. The business of CDI Clean Technology and its subsidiaries comprised substantially all of the business of our Clean Technology segment. We classified the assets and liabilities of CDI Clean Technology and its subsidiaries as “Subsidiaries held for sale” in accordance with the provisions of ASC 360.

On September 30, 2008, we ceased depreciating the assets of CDI Clean Technology and its subsidiaries and as a result of the held for sale classification, we assessed the estimated fair value of the subsidiary and no impairment charge was recognized. The results of operations from CDI Clean Technology and its subsidiaries are classified as discontinued operations in fiscal 2008 and previously reported results of operations of CDI Clean Technology have been reclassified to reflect this subsidiary as “Subsidiaries held for sale”. On October 30, 2008, we completed the sale of an 81% interest in our wholly owned subsidiary CDI Clean Technology to PE Brothers Corp. for $1,240,000, recorded a gain of $238,670 on the sale during the fourth quarter.  We plan to maintain our 19% ownership interest in CDI Clean Technology and recognize our investment using the cost method.

On September 29, 2009 our board of directors committed to a plan to sell our interest in Pan Asia Magnesium and present it as a discontinued operation beginning with our financial statements for the fiscal year ended September 30, 2009.  On December 22, 2009 when it became apparent that we would be unable to complete the audit of Pan Asia Magnesium in time to file our Transition Report on Form 10-K for the year ended September 30, 2009 as a result of a dispute with Shanxi Jinyang Coal and Coke Group Co., Ltd. (“Shanxi Jinyang”) and Ms. Runlian Tian, the noncontrolling shareholders of our subsidiary Pan Asia Magnesium and its Chairman of the Board of Directors, Haixin Zhao, our audit committee approved the establishment of a $7.4 million reserve for a loss from discontinued operations.  The reserve for loss reflects our entire investment in Pan Asia Magnesium. See Note 17 – Commitments and Contingencies.

In February 2007, CDI China acquired a 51% interest in CDI Magnesium in exchange for 25,000 shares of our common stock valued at $100,000. The fair value of our common stock was based on its value of $4.00 per share on February 6, 2007. Since its inception, CDI Magnesium had no operations and on October 10, 2009 its board of directors elected to dissolve the company and distribute its assets to its shareholders or otherwise dispose of the assets upon agreement among its shareholders.

In the third quarter of 2009 China Direct discontinued the operations of Pan Asia Magnesium Co., Ltd. and CDI Magnesium Co. Ltd.  The assets and liabilities of both of the discontinued subsidiaries were reclassified in fiscal 2008 as “Discontinued Operations” and in the 2009 Transition Period the assets and liabilities of CDI Magnesium are classified as “Discontinued Operations” while our investment in Pan Asia Magnesium is presented on our statement of operations as a “Provisional Reserve”.

The following tables set forth the components of the discontinued operations for the 2009 transition period, the first nine months of 2008, and fiscal 2008.

(in thousands)	Six months ended June 30, 2009	Nine months ended September 30, 2008	Twelve months ended December 31, 2008
	Unaudited	Unaudited
Revenues	$949	$17,353	$18,264
Cost of revenues	1,353	14,300	15,219
Gross (loss) profit	(404)	3,053	3,045
Selling, general, and administrative	344	896	1,734
Operating (loss) income	(748)	2,157	1,311
Other (expenses) income	(447)	68	(100)
Net (loss) income before income tax and non-controlling interests	(1,195)	2,225	1,211

Income tax expense	(0)	611	-513

Net (loss) income before non-controlling interests	(1,195)	1,562	645
Non-controlling Interests in income of subsidiary	585	(790)	(342)

Discontinued operation's net (loss) income	$(610)	$772	$303

CHINA DIRECT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009, SEPTEMBER 30, 20008 AND DECEMBER 31, 2008 - Continued

Summarized Balance Sheet of Discontinued Operations

             Pan Asia Magnesium

Six months ended June 30, 2009
(in thousands)	Unaudited
Investment	$7,346,065
Adjustments	$(284,026)
Provisional Reserve	$(7,062,039)
Accrual on costs of disposal	$(300,000)
Total reserve: discontinued operations	$(7,362,039)

             CDI Magnesium

Six months ended June 30, 2009
(in thousands)	Unaudited
Current assets	$51
Long-lived assets	$196
Equity	$150
Non-controlling interest	$97

NOTE 21 – STATUTORY RESERVES

We are required to make appropriations to statutory surplus reserve, based on after-tax net income determined in accordance with generally accepted accounting principles of the People’s Republic of China (the “PRC GAAP”). Appropriation to the statutory surplus reserve should be at least 10% of the after tax net income determined in accordance with the PRC GAAP until the reserve is equal to 50% of the entities’ registered capital or members’ equity. For the 2009 Transition Period 2009 and fiscal 2008, statutory reserve activity is as follows and is included in retained earnings:

	Chang	Golden	Baotou	Lang	CDI	CDI	CDI Shanghai
	Magnesium	Magnesium	Magnesium	Chemical	Beijing	Jingkun Zinc	Management	Total
Balance -December 2007	$58,000	$555	$-	$29,508	$-	$3,250	$69,707	$161,020
Addition to statutory reserves	1,082,211	90,517	-	-	29,727	-	61,495	1,263,950
Balance – December 2008	$1,140,211	$91,072	$-	$29,508	$29,727	$3,250	$131,202	$1,424,970
(Reduction) Addition to statutory reserves	(398,755)	45,067	12,580	5,545	(6,907)	(95,768)	(119,201)	(557,439)
Balance – September 30, 2009	$1,881,667	$227,211	$12,580	$64,561	$30,133	$(89,268)	$143,203	$30,133

NOTE 22 – SUBSEQUENT EVENTS

On October 14, 2009, we entered into a Continuous Offering Program Agreement (the “Agreement”), with Rodman & Renshaw, LLC (“Rodman & Renshaw”), under which we may sell an aggregate of up to $5,201,330 in gross proceeds of our common stock from time to time through Rodman & Renshaw, as the agent for the offer and sale of the common stock. Rodman & Renshaw may sell the common stock by any method permitted by law, including sales deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act of 1933, including without limitation sales made directly on NASDAQ Global Market, on any other existing trading market for the common stock or to or through a market maker. Rodman & Renshaw may also sell the common stock in privately negotiated transactions, subject to our prior approval. We will pay Rodman & Renshaw a commission equal to 4% of the gross proceeds of the sales price of all common stock sold through it as sales agent under the Agreement.  The Agreement may be terminated by either party at any time except with respect to any pending sale by Rodman & Renshaw for us.  As of December 29, 2009, we sold 22,300 shares and received net proceeds in the amount of $34,253 under the Agreement.

In February 2007, CDI China acquired a 51% interest in CDI Magnesium in exchange for 25,000 shares of our common stock valued at $100,000. The fair value of our common stock was based on its value of $4.00 per share on February 6, 2007. Since its inception, CDI Magnesium had no operations and on October 10, 2009 its board of directors elected to dissolve the company and distribute its assets to its shareholders or otherwise dispose of the assets upon agreement among its shareholders. Beginning with our financial statements for the fiscal year ended September 30, 2009, we will treat CDI Magnesium as a discontinued operation. See Note 20 – Discontinued Operations.

On December 30, 2009, the shareholders of CDI Beijing agreed to limit their capital contributions to the $2,919,754 they already contributed to CDI Beijing and waived the requirement for their contributions of additional capital including CDI Shanghai Management’s obligation to contribute $2,200,000 by September 30, 2009.  See Note 10 – Acquisitions - Acquisition of a 51% interest in CDI Beijing.