Form 10-Q
period 2009-12-31
China Direct Industries, Inc.
filed 2010-02-12
CIK 1088787

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[√]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

or

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to ____________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.         Yes [√] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [  ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ]	Smaller reporting company	[√]
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [  ] No [√]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  27,627,878 shares of common stock were issued and outstanding as of February 9, 2010.

INDEX OF CERTAIN DEFINED TERMS USED IN THIS REPORT

When used in this report the terms:

•	“China Direct Industries”, “we”, “us” or “our” refers to China Direct Industries, Inc., a Florida corporation, and our subsidiaries;
•	“CDI China”, refers to CDI China, Inc., a Florida corporation, and a wholly owned subsidiary of China Direct Industries; and
•	“PRC” refers to the People’s Republic of China.

Magnesium Segment

•	“Chang Magnesium”, refers to Taiyuan Changxin Magnesium Co., Ltd., a company organized under the laws of the PRC and a 51% owned subsidiary of CDI China;
•	“Chang Trading”, refers to Taiyuan Changxin YiWei Trading Co., Ltd., a company organized under the laws of the PRC and a wholly owned subsidiary of Chang Magnesium;
•	“Excel Rise”, refers to Excel Rise Technology Co., Ltd., a Brunei company and a wholly owned subsidiary of Chang Magnesium;
•	“CDI Magnesium”, refers to CDI Magnesium Co., Ltd., a Brunei company and a 51% owned subsidiary of Capital One Resources;
•	“Asia Magnesium”, refers to Asia Magnesium Corporation Limited, a company organized under the laws of Hong Kong and a wholly owned subsidiary of Capital One Resource;
•	“Golden Magnesium" refers to Shanxi Gu County Golden Magnesium Co., Ltd., a company organized under the laws of the PRC and a 52% owned subsidiary of Asia Magnesium;
•	“Pan Asia Magnesium”, refers to Pan Asia Magnesium Co., Ltd., a company organized under the laws of the PRC and a 51% owned subsidiary of CDI China;
•
“Baotou Changxin Magnesium”, refers to Baotou Changxin Magnesium Co., Ltd., a company organized under the laws of the PRC, a 51% owned subsidiary of CDI China, and a 39% owned subsidiary of Excel Rise. Effectively China Direct holds a 70.9% interest;

•	“IMG” or “International Magnesium Group”, refers to International Magnesium Group, Inc., a Florida corporation and a 100% owned subsidiary of China Direct Industries; and
•	“IMTC” or “International Magnesium Trading”, refers to International Magnesium Trading Corp., a company organized under the laws of Brunei and a 100% owned subsidiary of CDI China.

Basic Materials Segment

•	“Lang Chemical”, refers to Shanghai Lang Chemical Co., Ltd., a company organized under the laws of the PRC and a 51% owned subsidiary of CDI China;
•	“CDI Jingkun Zinc”, refers to CDI Jingkun Zinc Industry Co., Ltd., a company organized under the laws of the PRC and a 95% owned subsidiary of CDI Shanghai Management;
•	“CDI Jixiang Metal”, refers to CDI Jixiang Metal Co., Ltd., a company organized under the laws of the PRC and a wholly owned subsidiary of CDI China;
•	“CDI Metal Recycling”, refers to Shanghai CDI Metal Recycling Co., Ltd., a company organized under the laws of the PRC and an 83% owned subsidiary of CDI Shanghai Management;
•	“CDI Beijing”, refers to CDI (Beijing) International Trading Co., Ltd., a company organized under the laws of the PRC and a 51% owned subsidiary of CDI Shanghai Management; and
•	“CDII Trading”, refers to CDII Trading, Inc., a Florida corporation and a 100% owned subsidiary of China Direct Industries.

Consulting Segment

•	“China Direct Investments”, refers to China Direct Investments, Inc., a Florida corporation, and a wholly owned subsidiary of China Direct;
•	“CDI Shanghai Management”, refers to CDI Shanghai Management Co., Ltd., a company organized under the laws of the PRC and a wholly owned subsidiary of CDI China; and
•	“Capital One Resource”, refers to Capital One Resource Co., Ltd., a Brunei company, and a wholly owned subsidiary of CDI Shanghai Management.

Clean Technology Segment: (All operations related to the following entities were discontinued in September 2008)

•
“CDI Clean Technology”, refers to CDI Clean Technology Group, Inc., a Florida corporation formerly known as Jinan Alternative Energy Group Corp.. Effective October 30, 2008, CDI China holds a 19% interest;

•	“CDI Wanda”, refers to Shandong CDI Wanda New Energy Co., Ltd., a company organized under the laws of the PRC and a 51% owned subsidiary of CDI Clean Technology; and
•	“Yantai CDI Wanda”, refers to Yantai CDI Wanda Renewable Resources Co., Ltd., a company organized under the laws of the PRC and a 52% owned subsidiary of CDI Wanda.

The information which appears on our websites is not part of this report.

All share and per share information contained herein gives retroactive effect to the 1-for-100 shares reverse split of our common stock on September 19, 2008 which was immediately followed by a 100-for-1 forward split of our common stock.

PART 1 - FINANCIAL INFORMATION

Item 1.	Financial Statements.

CHINA DIRECT INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2009	September 30, 2009
ASSETS	Unaudited
Current Assets:
Cash and cash equivalents	$9,102,894	$12,851,310
Investment in marketable securities available for sale	4,039,703	4,984,351
Investment in marketable securities available for sale - related party	585,034	604,686
Investment in subsidiaries -- cost method	290,864	290,864
Accounts receivable, net of allowance of $ 516,610 and $745,786 at December 31, 2009 and September 30, 2009, respectively	8,761,238	8,195,916
Accounts receivable - related parties	2,611,884	2,355,059
Inventories, net	5,605,654	5,806,722
Prepaid expenses and other current assets	8,878,990	5,092,205
Prepaid expenses - related parties	3,666,143	5,823,039
Loans receivable - related parties	1,309,069	1,094,142
Current Assets in discontinued operations (see Note 14)	51,345	51,345
Total current assets	44,902,818	47,149,639
Restricted cash	716,668	722,324
Property, plant and equipment, net	30,799,602	31,331,992
Prepaid expenses and other assets	2,494	1,836
Property use rights, net	1,101,779	1,113,902
Long-lived assets in discontinued operations (see Note 14)	196,078	196,077
Total assets	$77,719,439	$80,515,770

LIABILITIES AND EQUITY
Current Liabilities:
Loans payable-short term	$1,806,295	$1,521,002
Accounts payable and accrued expenses	8,871,035	7,708,730
Accounts payable-related parties	63,673	51,716
Advances from customers and deferred revenue	562,614	2,007,137
Other payables	2,014,973	3,072,238
Taxes payable	547,210	1,130,907
Loans payable - related parties	53,677	399,629
Current Liabilities of discontinued operations (see Note 14)	300,000	300,000
Total current liabilities	14,219,477	16,191,359
Loans payable-long term	-	-
Total liabilities	14,219,477	16,191,359

China Direct Industries, Inc. Stockholders' Equity
Preferred Stock: $.0001 par value, stated value $1,000 per share; 1,006 shares outstanding at December 31, 2009 and September 30, 2009, respectively.	1,006,250	1,006,250
Common Stock: $.0001 par value; 27,420,873 and 27,189,719 outstanding at December 31, 2009 and September 30, 2009, respectively.	2,742	2,719
Additional paid-in capital	57,923,743	57,492,755
Accumulated other comprehensive income	1,589,967	1,902,221
Accumulated deficit	(15,353,430)	(14,328,732)
Total China Direct Industries, Inc. stockholders' equity	45,169,272	46,075,213
Noncontrolling interests	18,330,690	18,249,198
Total Equity	63,499,962	64,324,411
Total liabilities and equity	$77,719,439	$80,515,770

The accompanying notes are an integral part of these consolidated financial statements.

CHINA DIRECT INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months ended December 31, 2009	Three months ended December 31, 2008
		Restated
Revenues	$19,810,732	$25,350,809
Revenues-related parties	2,441,797	13,605,642
Total revenues	22,252,529	38,956,451
Cost of revenues	20,428,311	40,022,618
Gross profit	1,824,218	(1,066,167)

Operating expense:
Selling, general, and administrative	2,793,503	3,669,840
Operating loss	(969,285)	(4,736,007)

Other (expense) income:
Other (expense) income	(47,686)	10,659
Interest expense	(1,001)	(57,472)
Realized gain (loss) on sale of marketable securities	34,691	(98,818)
Realized loss on other than temporary impairment	-	(7,521,088)
Realized gain on sale of subsidiaries	-	238,671
Total other expenses	(13,996)	(7,428,048)
Net loss from continuing operations before income taxes	(983,281)	(12,164,055)

Income tax benefits	110,373	107,891
Net loss from continuing operations, net of income taxed	(872,908)	(12,056,164)
Loss from discontinued operations	-	(916,244)
Net loss	$(872,908)	$(12,972,408)
Net (income) loss attributable to noncontrolling interests -continuing operations	(111,608)	2,375,357
Net loss attributable to noncontrolling interests -discontinued operations	-	448,961
Net loss attributable to China Direct Industries, Inc.	$(984,516)	$(10,148,090)

Deduct dividends on Series A Preferred Stock:
Preferred stock dividend	(40,183)	(20,235)
Net loss attributable to common stockholders	$(1,024,699)	$(10,168,325)

Basic and diluted loss per common share
Basic	$(0.04)	$(0.43)
Diluted	$(0.04)	$(0.43)
Basic weighted average common shares outstanding	27,381,946	23,494,180
Diluted weighted average common shares outstanding	27,381,946	23,494,180

The accompanying notes are an integral part of these consolidated financial statements.

CHINA DIRECT INDUSTRIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EQUITY

(Unaudited)

	Preferred Stock		Common Stock		Additional	Comprehensive	Retained	Non-controlling
	Shares	Amount	Shares	Amount	Paid-in Capital	Income	Earnings	interests	Total
Balance, September 30, 2009	1,006	$1,006,250	27,189,719	$2,719	$57,492,756	$1,902,221	$(14,328,732)	$18,249,198	$64,324,411

Dividends paid to preferred stockholders	-	-	12,204	1	40,183	-	(40,183)	-	1
Stock sold	-	-	34,000	3	52,394	-	-	-	52,397
Restricted stock award - employees	-	-	22,200	2	125,201	-	-	-	125,203
Restricted stock award - consultants	-	-	-	-	16,668	-	-	-	16,668
Restricted stock award - Board of Directors	-	-	27,750	3	24,370	-	-	-	24,373
Stock option amortizated	-	-			18,288	-	-	-	18,288
Stock warrants exercised	-	-	135,000	14	153,883	-	-	-	153,897
Noncontrolling interests	-	-	-	-	-	-	-	81,492	81,492
Net loss for the quarter ended December 31, 2009	-	-	-	-	-	-	(984,516)	-	(984,516)
Foreign currency translation gain	-	-	-	-	-	(44,447)	-	-	(44,447)
Unrealized loss on marketable secutities AFS	-	-	-	-	-	(267,807)	-	-	(267,807)
Balance, December 31, 2009	1,006	$1,006,250	27,420,873	$2,742	$57,923,743	$1,589,967	$(15,353,431)	$18,330,690	$63,499,962

The accompanying notes are an integral part of these consolidated financial statements.

CHINA DIRECT INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the three months ended December 31,
	2009	2008
CASH FLOWS - OPERATING ACTIVITIES
Net loss	$(872,908)	$(12,972,408)
Loss from discontinued operations	-	916,244
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	520,458	287,058
Allowance for bad debt	(229,176)	161,869
Stock based compensation	167,865	530,867
Realized (gain) loss on sale of investment in marketable securities	(34,379)	98,818
Realized gain on sale of subsidiaries	-	(238,670)
Realized loss on investment in marketable securities	-	7,521,088
Fair value of securities received for services and interest	-	(5,032,000)
Fair value of securities paid for services	16,668	-
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(3,942,998)	8,914,613
Prepaid expenses - related parties	2,127,644	(254,108)
Inventories	201,068	6,085,776
Accounts receivable	(336,146)	8,399,078
Accounts receivable - related parties	(256,825)	(925,772)
Deferred compensation	155,556	-
Accounts payable and accrued expenses	1,162,305	(1,164,239)
Accounts payable - related party	11,957	4,230,974
Advances from customers	(1,340,399)	(5,007,483)
Deferred revenue	(104,124)
Other payables	(1,057,265)	(2,167,703)
Taxes payable	(583,697)	(376,943)
Net cash (used in) provided by continuing operations	(4,394,396)	9,007,059
Net cash provided by discontinued operations - Wanda	-	511,448
Net cash provided by discontinued operations - Pan Asia	-	3,701,335
CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(4,394,396)	13,219,842

CASH FLOWS - INVESTING ACTIVITIES
Notes receivable	-	(942,713)
Loans receivable	-	1,531,138
Loans receivable - related party	(214,927)	1,731,808
Proceeds from the sale of marketable securities available for sale	705,420	79,064
Purchases of property, plant and equipment	-	(15,799,492)
Net cash provided by (used in) investing activities - continuing operations	490,493	(13,400,195)
Net cash used in investing activities - discontinued operations	-	(4,565,644)
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	490,493	(17,965,839)

CASH FLOWS - FINANCING ACTIVITIES
Restricted cash	5,656	(844,777)
Loans payable	285,293	(3,168,317)
Due from related parties	-	389,226
Due to related parties	(345,952)	531,415
Gross proceeds from sale of common stock	52,397	-
Proceeds from exercise of warrants	153,897	-
Cash payment for reverse/forward stock split and stock repurchase	-	(395,043)
Capital contribution from noncontrolling interest owners	-	1,485,544
Cash provided by (used in) financing activities - continuing operations	151,291	(2,001,952)
Cash provided by financing activities - discontinued operations	-	1,182,536
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	151,291	(819,416)

EFFECT OF EXCHANGE RATE ON CASH	4,196	133,780
Net decrease in cash	(3,748,416)	(5,431,633)
Cash and equivalents, beginning of period-continuing operations	12,851,310	19,097,265
Cash and equivalents, beginning of period-discontinued operations	-	539,597
Cash and equivalents, beginning of the period	12,851,310	19,636,862
Cash and equivalents, end of period	9,102,894	14,205,229
Less cash and equivalents of discontinued operations, end of period	-	205,044
Cash and equivalents of continuing operations, end of period	$9,102,894	$14,000,185
Supplemental disclosures of cash flow information:
Dividend payment in stock to preferred stockshareholders	$40,183	$80,925

The accompanying notes are an integral part of theses consolidated financial statements.

CHINA DIRECT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Business and Organization

China Direct Industries, Inc., a Florida corporation and its subsidiaries are referred to in this report as “we”, “us”, “our”, or “China Direct”.

We are a U.S. company that manages a portfolio of Chinese entities.  We also provide consulting services to Chinese businesses.  We operate in three identifiable segments, Magnesium, Basic Materials and Consulting in accordance with the Financial Standard Board Accounting Standard Codifications (“ASC”) 280, “Segment Reporting."  In 2006 we established our Magnesium and Basic Materials segments which have grown through acquisitions of controlling interests of Chinese private companies. We consolidate these acquisitions as either wholly or majority owned subsidiaries. Through this ownership control, we provide management advice, business development services, strategic planning, macroeconomic industry analysis and financial management seeking to improve the quality and performance of each portfolio company.  We also provide our subsidiaries with investment capital to expand their businesses.

In our Magnesium segment we produce, sell and distribute pure magnesium ingots, magnesium powders and magnesium scraps.

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

We discontinued our Clean Technology segment which we launched in fiscal 2007 when we completed the sale of our 81% interest in CDI Clean Technology and its subsidiaries, CDI Wanda and Yantai CDI Wanda to PE Brothers Corp. in the third quarter of fiscal 2008 for $1,240,000 and recorded a gain on the sale of $238,670. The sale was finalized in October 2008.  We account for our remaining 19% ownership interest in CDI Clean Technology using the cost method of accounting.

In the second quarter of the 2009 transition period (as defined later in this report) China Direct formed International Magnesium Group, as our wholly owned subsidiary to consolidate our magnesium holdings under one corporate entity and to create an identifiable brand name to unify marketing efforts for these operations.

In July 2009 we formed CDI Trading, as our wholly owned subsidiary to engage in the global purchases and sales of industrial commodities for us and our subsidiaries and client companies. CDI Trading focuses its efforts in North and South America, Russia, parts of Africa and the European Union. CDI Trading will seek to market products from China Direct and our various business units as well as market and procure products for its consulting clients. CDI Trading will also seek to leverage our relationships in China and other countries to opportunistically trade additional complementary products for its end customers.

On September 29, 2009 our board of directors committed to a plan to sell our 51% interest in Pan Asia Magnesium and our interest in CDI Magnesium which is presented in these consolidated financial statements as a discontinued operation.  See Note 14 - Discontinued Operations.

In October 2009 we formed International Magnesium Trading as a wholly owned subsidiary of International Trading Group to engage in the trading of magnesium products.

CHINA DIRECT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Restatement of financial statements disclosure

The December 31, 2008 financial statements included in our Form 10-K filed on March 31, 2009, contained an error related to the method of calculating the other-than-temporary impairment of available for sale securities.  Accordingly, the consolidated balance sheets, consolidated statements of operations, consolidated statement of stockholders’ equity, and consolidated statement of cash flows for fiscal 2008 have been restated in our Transition Report on Form 10-K for the nine month period ended September 30, 2009 (the “2009 Transition Report on Form 10-K”) to correct the accounting treatment previously accorded the other-than-temporary impairment transaction.  Furthermore, we discontinued a component of our business which also affected our financial statements for the year ended December 31, 2008 included in the 2009 Transition Report on Form 10-K.

The effect of correcting this error and the discontinued operations on our consolidated balance sheet at December 31, 2008, and consolidated statement of operations and statement of cash flows for the three months ended December 31, 2008 is shown in the table below.  There was no net effect on comprehensive income from this error and all other changes to our consolidated statement of equity will be shown in the tables provided for in the consolidated balance sheet and consolidated statement of operations.  Additionally, for accounts effected by the restatement error, adjustments related to the retrospective presentation of discontinued operations are also shown.

Consolidated Balance Sheet Data	December 31, 2008
	Unadjusted(1)	Adjustment to Restate	Restated
Shareholders' equity
Accumulated other comprehensive (loss) income	$(11,711,021)	$3,393,533	(8,317,488)
Retained Earnings	$17,037,407	$(3,393,533)	13,643,874

Consolidated Statements of Operations Data	For the three months ended December 31, 2008
	Unadjusted(1)	Adjustment to Restate	Restated
Realized loss on Other Than Temporary Impairment	$(4,127,555)	$(3,393,533)	$(7,521,088)
Total other expense	$(4,034,515)	$(3,393,533)	$(7,428,048)
Net loss from continuing operations before income taxes	$(8,770,522)	$(3,393,533)	$(12,164,055)
Net loss from continuing operations net of income taxes	$(8,662,631)	$(3,393,533)	$(12,056,164)
Net loss	$(9,578,875)	$(3,393,533)	$(12,972,408)
Net loss attributable to China Direct Industries, Inc.	$(6,754,557)	$(3,393,533)	$(10,148,090)
Net loss applicable to common stockholders	$(6,774,792)	$(3,393,533)	$(10,168,325)

Basic and diluted loss per common share:
Basic	$(0.29)	$(0.14)	$(0.43)
Diluted	$(0.29)	$(0.14)	$(0.43)

Consolidated Statements of Cash Flows Data	For the three months ended December 31, 2008
	Unadjusted	Adjustment to Restate	Restated
Net loss	$(9,578,875)	$(3,393,533)	$(12,972,408)
Realized loss on investment in marketable securities - Other Than Temporary Impairment	$4,127,555	$3,393,533	$7,521,088

	For the three months ended December 31, 2008
Consolidated Statement of Changes in Equity	Unadjusted	Adjustment to Restate	Restated
Net loss	$(6,754,557)	$(3,393,533)	$(10,148,090)
Unrealized (loss) gain on marketable securities available for sale	$(2,116,075)	$3,393,533	$1,277,458

(1) The unadjusted amounts were included in the consolidated statement of operations for the fiscal year ended December 31, 2008 included in our Form 10-K filed on March 31, 2009.  These amounts were not, however, reflected on a standalone basis for the three month period ended December 31, 2008.

CHINA DIRECT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

Basis of Presentation

Change in Fiscal Year

Effective August 13, 2009, we changed our fiscal year end from December 31 to September 30. We have defined various periods that are covered in this report as follows:

•	“fiscal 2010” — October 1, 2009 through September 30, 2010.
•	“2009 transition period” — January 1, 2009 through September 30, 2009.
•	“fiscal 2008” — January 1, 2008 through December 31, 2008.
•	“fiscal 2007” — January 1, 2007 through December 31, 2007.

Our unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the requirements for reporting on Form 10-Q. Accordingly, the unaudited consolidated financial statements do not include all the information and footnotes required by U.S. generally accepted accounting principles for annual financial statements. However, the information included in these interim financial statements reflect all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full year. The consolidated balance sheet information as of September 30, 2009 was derived from the audited consolidated financial statements included in our 2009 Transition Report on Form 10-K. These interim financial statements should be read in conjunction with our 2009 Transition Report on Form 10-K. Certain reclassifications have been made to prior year amounts to conform to the current year presentation and to disclose our reclassification of discontinued operations treatment of Pan Asia Magnesium and CDI Magnesium and the sale of an 81% interest in CDI Clean Technology.

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Significant estimates for the periods reported include the investments held for sale, the allowance for doubtful accounts of accounts receivable, the fair value of stock-based compensation, and the useful life of property, plant and equipment.

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

Our estimate for allowance for doubtful accounts is based on an evaluation of our outstanding accounts receivable including the age of amounts due, the financial condition of our specific customers, knowledge of our industry segment in the PRC, and historical bad debt experience. This evaluation methodology has proven to provide a reasonable estimate of bad debt expense in the past and we intend to continue to employ this approach in our analysis of collectability. However, we are aware that given the current global economic situation, including that of the PRC, meaningful time horizons may change. We intend to enhance our focus on the evaluation of our customers' sustainability and adjust our estimates as may be indicated.

We group property plant and equipment into similar groups of assets and estimate the useful life of each group of assets.  See Note 7 – Property and Equipment for further information on asset groups and estimated useful lives.

Assumptions and estimates employed in these areas are material to our reported financial conditions and results of operations. These assumptions and estimates have been materially accurate in the past and are not expected to materially change in the future. Actual results could differ from these estimates.

CHINA DIRECT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, we consider all highly liquid investments with original maturities of three months or less to be cash equivalents. The carrying values of these investments approximate their fair value.

Concentration of Credit Risks

Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash and trade accounts receivable. We deposit our cash with high credit quality financial institutions in the United States and China. As of December 31, 2009, bank deposits in the United States exceeded federally insured limits by $500,000.  At December 31, 2009, we had deposits of $4,144,392 in banks in China. In China, there is no equivalent federal deposit insurance as in the United States, so the amounts held in banks in China are not insured. We have not experienced any losses in such bank accounts through December 31, 2009.

At December 31, 2009 and September 30, 2009, bank deposits by geographic area were as follows:

Country	December 31, 2009		September 30, 2009
United States	$4,958,502	54%	$8,625,782	67%
China	4,144,392	46%	4,225,528	33%
Total Cash and cash equivalents	$9,102,894	100%	$12,851,310	100%

In an effort to mitigate any potential risk, we periodically evaluate the credit quality of the financial institutions at which we hold deposits, both in the United States and China.

Accounts Receivable

Accounts receivable are reported at net realizable value. We have established an allowance for doubtful accounts based upon factors pertaining to the credit risks of specific customers, historical trends, age of the receivable and other information. Delinquent accounts are written off when it is determined that the amounts are uncollectible. At December 31, 2009 and September 30, 2009, allowances for doubtful accounts were $516,610 and $745,786, respectively.

Inventories

Inventories, consisting of raw materials and finished goods, are stated at the lower of cost or market utilizing the weighted average method. Inventories as of December 31, 2009 and September 30, 2009 were $5,605,654 and $5,806,722, respectively. Due to the nature of our business and the short duration of the manufacturing process of our products, there was no work-in-process inventory at December 31, 2009 and September 30, 2009.

Accounts Payable-Related Parties

At December 31, 2009 our consolidated balance sheet reflects accounts payable-related parties of $63,673.  At September 30, 2009, our consolidated balance sheet reflects accounts payable-related parties of $51,716.   Accounts payable-related parties are discussed in further detail in Note 10 - Related Party Transactions.

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

CHINA DIRECT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

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

Marketable Securities

Marketable securities held for sale and marketable securities held for sale-related party at December 31, 2009 and September 30, 2009 consists of the following:

Company	December 31, 2009	% of total	September 30, 2009	% of total
China America Holdings, Inc.	$540,201	12%	$540,200	10%
China Logistics Group, Inc.	761,000	16%	761,000	14%
Dragon International Group Corp.	36,506	1%	228,158	4%
China Armco Metals, Inc.	2,515,835	54%	3,116,993	55%
Sunwin International Neutraceuticals, Inc.	186,161	4%	338,000	6%
Dragon Capital Group Corp.	585,034	13%	604,686	11%
Total Marketable securities held for sale	$4,624,737	100%	$5,589,037	100%

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

In accordance with ASC 850, “Related Party Disclosures”, we recognized Dragon Capital Group Corp. (“Dragon Capital”) as a related party.   Mr. Lisheng (Lawrence) Wang, the CEO and Chairman of the Board of Dragon Capital, is the brother of Dr. James Wang, our CEO and Chairman of the Board of Directors.  The securities of Dragon Capital accounted for all the investments in marketable securities available for sale-related party and totaled $585,034 at December 31, 2009.  These securities were issued by Dragon Capital as compensation for consulting services. Dragon Capital is a non-reporting company whose securities are quoted on the Pink Sheets, and as such, under Federal securities laws, securities of Dragon Capital cannot be readily resold by us, generally, absent a registration of those securities under the Securities Act. Dragon Capital does not intend to register the securities.

CHINA DIRECT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

Under the guidance of ASC320, “Investments”, we periodically evaluate other-than-temporary impairment (“OTTI”) of securities to determine whether a decline in their value is other than temporary.  Management utilizes criteria such as the magnitude and duration of the decline, in addition to the reasons underlying the decline, to determine whether the loss in value is other than temporary. The term “other-than-temporary” is not intended to indicate that the decline is permanent.  It indicates that the prospects for a near term recovery of value are not necessarily favorable, or that there is a lack of evidence to support fair values equal to, or greater than, the carrying value of the investment. Once a decline in value is determined to be other than temporary, the value of the security is reduced and a corresponding impairment charge to earnings is recognized.  In the assessment of OTTI for various securities at September 30, 2009 the guidance in ASC 320, “the Investment-Debt and Equity Securities,” is carefully followed.  Management determined that some of our investments in marketable securities are impaired because their fair value as quoted on an exchange or an inter-dealer quotation system is less than their cost basis and also determined that the impairment is other –than-temporary impairment after applying the guidance in Section 325-40-35 to the evaluation of the securities.  In accordance with Section 325-35-33, when an entity has decided to sell an impaired available-for-sale security and the entity does not expect the fair value of the security to fully recover before the expected time of sale, the security shall be deemed other-than-temporarily impaired in the period in which the decision to sell is made.  However, an entity shall recognize an impairment loss when the impairment is deemed other than temporary impairment even if a decision to sell has not been made.  Under the guidance we recognized the other-than-temporary impairment and charged the loss to the income in the three month period ended December 31, 2009.

The realized gain (loss) on investments in marketable securities available for sale in the three month periods ended December 31, 2009 and December 31, 2008 was $34,691and $(98,818), respectively.  During the three months ended December 31, 2008 we also had an impairment loss of $7,521,088 related to our assessment of OTTI for securities available for sale under the guidance of ASC 325.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of (i) prepayments to vendors for merchandise that had not yet been shipped, (ii) value added tax refunds available from the Chinese government, (iii) loans receivable and (iv) other receivables.  At December 31, 2009 and September 30, 2009, our consolidated balance sheets include prepaid expenses and other current assets of $8,878,990 and $5,092,205, respectively.

Prepaid Expenses – Related Parties

Prepaid expenses-related parties were $3,666,143 and $5,823,039 at December 31, 2009 and September 30, 2009, respectively. This item is discussed in further detail in Note 10 - Related Party Transactions.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost and depreciated on a straight line basis over their estimated useful lives of three to forty years. Maintenance and repairs are charged to expense as incurred. Significant renewals and improvements are capitalized.

Acquisitions

We account for acquisitions using the purchase method of accounting in accordance with the provisions of Topic 805, “Business Combinations”.  In each of our acquisitions for the prior periods presented, we determined that fair values were equivalent to the acquired historical carrying costs.  We had no acquisitions during the three months ended December 31, 2009.

Advances from Customers and Deferred Revenue

Advances from customers and deferred revenue represent (i) prepayments to us for merchandise that had not yet been shipped to customers, and (ii) the fair value of securities received as compensation which will be amortized over the term of the respective consulting agreement. We will recognize these advances as revenues as customers take delivery of the goods or when the services have been rendered, in compliance with our revenue recognition policy.  At December 31, 2009 and September 30, 2009 advances from customers totaled $423,778 and $1,764,177, respectively, while deferred revenue totaled $138,836 and $242,960, respectively.

CHINA DIRECT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

Comprehensive Income

We follow ASC 220, “Comprehensive Income” to recognize the elements of comprehensive income. Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive income for the three months ended December 31, 2009 and 2008 included net income, foreign currency translation adjustments, unrealized gain/losses on marketable securities available for sale, net of income taxes, and unrealized losses on marketable securities available for sale-related party, net of income taxes.  See Note 4 – Comprehensive Income for details.

Foreign Currency Translation

The accompanying consolidated financial statements are presented in United States dollars. The functional currency of our Chinese subsidiaries is the Renminbi (“RMB”), the official currency of the PRC. Capital accounts of the consolidated financial statements are translated into United States dollars from RMB at their historical exchange rates when the capital transactions occurred. Assets and liabilities are translated at the exchange rates as of the balance sheet dates. Income and expenditures were translated at the average exchange rates for the three months ended December 31, 2009 and 2008.  A summary of the conversion rates for the periods presented is as follows:

	December 31, 2009	September 30, 2009	December 31, 2008
Year end RMB: U.S. dollar exchange rate	6.8372	6.8376	6.8542
Average year-to-date RMB: U.S. dollar exchange rate	6.8360	6.8425	6.8532

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through PRC authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into United States dollars at the rates applied in the translation.

Impairment of Long-Lived Assets

In accordance with ASC 360, “Property, Plant, and Equipment”, we periodically review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. We recognize an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the estimated fair value and the book value of the underlying asset. We did not record any impairment charges during the three months ended December 31, 2009 and 2008.

Subsidiaries Held for Sale

Long-lived assets are classified as held for sale when certain criteria are met. These criteria include management’s commitment to a plan to sell the assets; the availability of the assets for immediate sale in their present condition; an active program to locate buyers and other actions to sell the assets have been initiated; the sale of the assets is probable and their transfer is expected to qualify for recognition as a completed sale within one year; the assets are being marketed at reasonable prices in relation to their fair value; and it is unlikely that significant changes will be made to the plan to sell the assets. We measure long-lived assets to be disposed of by sale at the lower of carrying amount or fair value, less cost to sell.  On September 29, 2009 our board of directors committed to a plan to sell our 51% interest in Pan Asia Magnesium which is presented in these consolidated financial statements as a discontinued operation.  See Note 14 - Discontinued Operations.

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
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

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

Recent Pronouncements

EITF Issue No. 07-5 (ASC 815), "Determining Whether an Instrument (or embedded Feature) is Indexed to an Entity's Own Stock" (EITF 07-5) was issued in June 2008 to clarify how to determine whether certain instruments or features were indexed to an entity's own stock under EITF Issue No. 01-6 (ASC 815), "The Meaning of "Indexed to a Company's Own Stock" (EITF 01-6) (ASC 815),. EITF 07-5(ASC 815), applies to any freestanding financial instrument (or embedded feature) that has all of the characteristics of a derivative as defined in FAS 133, for purposes of determining whether that instrument (or embedded feature) qualifies for the first part of the paragraph 11(a) scope exception. It is also applicable to any freestanding financial instrument (e.g., gross physically settled warrants) that is potentially settled in an entity's own stock, regardless of whether it has all of the characteristics of a derivative as defined in FAS 133 (ASC 815), for purposes of determining whether to apply EITF 00-19 (ASC 815). EITF 07-5(ASC 815) does not apply to share-based payment awards within the scope of FAS 123(R), Share-Based Payment (FAS 123(R) (ASC 718). However, an equity-linked financial instrument issued to investors to establish a market-based measure of the fair value of employee stock options is not within the scope of FAS 123(R) and therefore is subject to EITF 07-5(ASC 815).

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

CHINA DIRECT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009
On June 5, 2003, the United States Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), as amended by SEC Release No. 33-9072 on October 13, 2009.  Commencing with its annual report for the year ending September 30, 2010, we will be required to include a report of management on its internal control over financial reporting. The internal control report must include a statement

•	of management’s responsibility for establishing and maintaining adequate internal control over its financial reporting;
•	of management’s assessment of the effectiveness of its internal control over financial reporting as of year end; and
•	of the framework used by management to evaluate the effectiveness of our internal control over financial reporting.

Furthermore, it is required to file the auditor’s attestation report separately on our internal control over financial reporting on whether it believes that we have maintained, in all material respects, effective internal control over financial reporting.

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

In August 2009, the FASB issued the FASB Accounting Standards Update No. 2009-04 “Accounting for Redeemable Equity Instruments - Amendment to Section 480-10-S99” which represents an update to section 480-10-S99, distinguishing liabilities from equity, per EITF Topic D-98, Classification and Measurement of Redeemable Securities.  We do not expect the adoption of this update to have a material impact on our consolidated financial position, results of operations or cash flows.

In August 2009, the FASB issued the FASB Accounting Standards Update No. 2009-05 “Fair Value Measurement and Disclosures Topic 820 – Measuring Liabilities at Fair Value”, which provides amendments to subtopic 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities.  This update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: 1. A valuation technique that uses: a. The quoted price of the identical liability when traded as an asset b. Quoted prices for similar liabilities or similar liabilities when traded as assets. 2. Another valuation technique that is consistent with the principles of topic 820; two examples would be an income approach, such as a present value technique, or a market approach, such as a technique that is based on the amount at the measurement date that the reporting entity would pay to transfer the identical liability or would receive to enter into the identical liability. The amendments in this update also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The amendments in this update also clarify that both a quoted price in an active market for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements.  We do not expect the adoption of this update to have a material impact on our consolidated financial position, results of operations or cash flows.

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-08 “Earnings Per Share – Amendments to Section 260-10-S99”,which represents technical corrections to topic 260-10-S99, Earnings per share, based on EITF Topic D-53, Computation of Earnings Per Share for a Period that includes a Redemption or an Induced Conversion of a Portion of a Class of Preferred Stock and EITF Topic D-42, The Effect of the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock. We do not expect the adoption of this update to have a material impact on our consolidated financial position, results of operations or cash flows.

CHINA DIRECT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-09 “Accounting for Investments-Equity Method and Joint Ventures and Accounting for Equity-Based Payments to Non-Employees”.  This update represents a correction to Section 323-10-S99-4, Accounting by an Investor for Stock-Based Compensation Granted to Employees of an Equity Method Investee. Additionally, it adds observer comment Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees to the Codification. We do not expect the adoption to have a material impact on our consolidated financial position, results of operations or cash flows.

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-12 “Fair Value Measurements and Disclosures Topic 820 – Investment in Certain Entities That Calculate Net Assets Value Per Share (or Its Equivalent)”, which provides amendments to Subtopic 820-10, Fair Value Measurements and Disclosures-Overall, for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). The amendments in this update permit, as a practical expedient, a reporting entity to measure the fair value of an investment that is within the scope of the amendments in this update on the basis of the net asset value per share of the investment (or its equivalent) if the net asset value of the investment (or its equivalent) is calculated in a manner consistent with the measurement principles of Topic 946 as of the reporting entity’s measurement date, including measurement of all or substantially all of the underlying investments of the investee in accordance with Topic 820. The amendments in this update also require disclosures by major category of investment about the attributes of investments within the scope of the amendments in this update, such as the nature of any restrictions on the investor’s ability to redeem its investments at the measurement date, any unfunded commitments (for example, a contractual commitment by the investor to invest a specified amount of additional capital at a future date to fund investments that will be make by the investee), and the investment strategies of the investees. The major category of investment is required to be determined on the basis of the nature and risks of the investment in a manner consistent with the guidance for major security types in U.S. GAAP on investments in debt and equity securities in paragraph 320-10-50-1B. The disclosures are required for all investments within the scope of the amendments in this update regardless of whether the fair value of the investment is measured using the practical expedient. We do not expect the adoption to have a material impact on our consolidated financial position, results of operations or cash flows.

A variety of proposed or otherwise potential accounting standards are currently under study by standard setting organizations and various regulatory agencies. Due to the tentative and preliminary nature of those proposed standards, management has not determined whether implementation of such proposed standards would be material to our consolidated financial statements.

NOTE 3 – EARNINGS PER SHARE

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

The following table sets forth the computation of basic and diluted earnings per share for the three months ended December 31, 2009 and 2008:

	Three Months Ended December 31,
	2009	Per Share	2008	Per Share
NUMERATOR:	Unaudited		Unaudited
Loss from continuing operations	$(984,516)	$(0.04)	$(9,231,846)	$(0.39)
Loss from discontinuing operations	-	-	(916,244)	(0.04)
Series A preferred stock:
Preferred stock dividend	(40,183)	(0.00)	(20,235)	(0.00)
Numerator for basic EPS, income applicable to common stockholders (A)	$(1,024,699)	$(0.04)	$(10,168,325)	$(0.43)
Plus: Income impact of assumed conversions
Preferred stock dividends-unconverted	-		-
Numerator for diluted EPS, income applicable to common stockholders plus assumed conversions (B)	$(1,024,699)	$(0.04)	$(10,168,325)	$(0.43)
DENOMINATOR(1):
Denominator for basic earnings per share-weighted average number of common shares outstanding ( C)	27,381,946		23,494,180
Stock awards, options, and warrants	-		-
Denominator for diluted earnings per share-adjusted weighted average outstanding average number of common shares outstanding (D)	27,381,946		23,494,180

Basic and Diluted Income per Common Share:
Earnings per share-basic (A)/( C)	$(0.04)		$(0.43)
Earnings per share-diluted (B)/(D)	$(0.04)		$(0.43)

(1)
The denominator in diluted earnings per share during the three months ended December 31, 2009 and 2008 does not include unvested restricted stock awards, stock options and warrants to purchase common stock, as such inclusion would be anti-dilutive.

CHINA DIRECT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009
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

Our other comprehensive income consists of currency translation adjustments, unrealized loss on marketable securities available for sale, net of taxes and unrealized loss on marketable securities available for sale-related party, net of taxes. The following table sets forth the computation of comprehensive income for the three months ended December 31, 2009 and 2008, respectively:

Description	Three months ended December, 31 2009	Three months ended December, 31 2008 (Restated)
	(unaudited)	(unaudited)
Net loss	$(872,908)	$(12,972,408)
Other comprehensive (loss) income
Unrealized (loss) gain on marketable securities held for sale	(267,807)	1,277,458
Unrealized loss on marketable securities available for sale-related party	-	(55,292)
Foreign currency translation loss	(44,447)	(2,372,852)
Total other comprehensive loss	$(312,254)	$(1,150,686)
Comprehensive loss	$(1,185,162)	$(14,123,094)
Comprehensive (loss) income attributable to the noncontrolling interests	(111,608)	2,824,318
Comprehensive loss attributable to China Direct Industries, Inc.	$(1,296,770)	$(11,298,776)

NOTE 5 - INVENTORIES

Inventories at December 31, 2009 and September 30, 2009 consisted of the following:

	December 31, 2009	September 30, 2009
	(unaudited)
Raw materials	$2,915,450	$2,454,443
Finished goods	2,690,204	3,695,184
Inventory reserve	-	(342,905)
Total Inventory	$5,605,654	$5,806,722

Due to the nature of our business and the short duration of the manufacturing process for our products, there is no work in progress inventory at December 31, 2009 and September 30, 2009.

CHINA DIRECT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

NOTE 6 - PREPAID EXPENSES AND OTHER CURRENT ASSETS

At December 31, 2009 and September 30, 2009, prepaid expenses and other current assets consist of the following:

Description	December 31, 2009	September 30, 2009
	Unaudited
Prepayments to vendors for merchandise that had not yet been shipped or services that had not been performed	$6,405,632	$2,853,504
Other receivables	588,794	642,370
Loans receivable	1,767,000	1,435,000
Other	59,698	142,692
Security deposits	60,360	20,475
Total	8,881,484	5,094,041
Less: Current Portion	(8,878,990)	(5,092,205)
Prepaid expenses and other assets, non-current	$2,494	$1,836

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

NOTE 7 - PROPERTY, PLANT AND EQUIPMENT

At December 31, 2009 and September 30, 2009, property, plant and equipment, consisted of the following:

Property, Plant and Equipment
Description	Useful Life	December 31, 2009	September 30, 2009
		Unaudited
Building	10-40 years	$10,935,713	$10,727,622
Manufacturing equipment	10 year	14,796,749	14,849,040
Office equipment and furniture	3-5 year	420,944	403,570
Autos and trucks	5 year	984,817	911,964
Construction in progress	N/A	6,887,113	7,145,072
Total		34,025,336	34,037,268
Less: Accumulated Depreciation		(3,225,734)	(2,705,276)
Property, Plant and Equipment, Net		$30,799,602	$31,331,992

For the three months ended December 31, 2009 and 2008, depreciation expense totaled $520,458 and $287,058, respectively.

NOTE 8 - PROPERTY USE RIGHTS

Property use rights, consisting of mining and property use rights amounted to $1,101,779 and $1,113,902 at December 31, 2009 and September 30, 2009 respectively.

Golden Magnesium holds land use rights to use approximately 24.5 acres of land located in Yueyan, Gu County, Shanxi Province, China.  Pursuant to these land use rights which permit construction of a magnesium production plant capable of producing up to 20,000 tons of magnesium alloy products per year, Golden Magnesium built its magnesium production plant on this land. The land use rights expire in 2057.  The land use rights amortization expense during the three months ended December 31, 2009 was $12,189.

CHINA DIRECT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

In connection with our acquisition of CDI Jixiang Metal in December 2007, we acquired mining rights to 51 acres located in the Yongshun Kaxi Lake Mining area of China. Acquisition costs for the mining rights as of December 31, 2009 are $496,401. CDI Jixiang Metal has not commenced operations and has not established a reserve. There is no assurance that commercially viable mineral deposits exist on this property and further exploration will be required before an evaluation as to the economic feasibility is determined.

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

NOTE 9 - LOANS PAYABLE

Loans payable at December 31, 2009 and September 30, 2009 consisted of the following:

Description	December 31, 2009	September 30, 2009
	Unaudited
Loan from Mingsheng Bank, due May 26, 2010. 6.37% annual interest rate. Secured by pledge of Lang Chemical's assets.	$497,280	$497,252

Loan from Industrial & Commercial Bank, due July 21, 2010. 5.58% annual interest rate. Guaranteed by the personal real estate of Zhu Qian and Chen JingDong.	329,082	336,375

Loan from Industrial & Commercial Bank, due March 21, 2010. 5.31% annual interest rate. Guaranteed by the personal real estate of ZhuQian and Chen Jingdong.	394,899	394,875

Loan from Bank of Shanghai, due January 14, 2010. 5.84% annual interest rate. Guaranteed by China Investment Guarantor Co. Ltd.	292,517	292,500

Note from Mingsheng Bank due May 24, 2010. 0.1% annual interest rate. Secured by restricted cash of Lang Chemical equal to 40% of the principal amount of the note.	219,388	-

Note from Mingsheng Bank due May 24, 2010. 0.1% annual interest rate. Secured by restricted cash of Lang Chemical equal to 40% of the principal amount of the note.	73,129	-

Total	1,806,295	1,521,002
Less: Current Portion	(1,806,295)	(1,521,002)

Loans payable, long-term	$-	$-

The $292,517 loan from Bank of Shanghai was repaid in January 19, 2010.

CHINA DIRECT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

NOTE 10 - RELATED PARTY TRANSACTIONS

We have specified the following persons and entities as related parties with ending balances as of December 31, 2009 and September 30, 2009:

•
Yuwei Huang, is executive vice president of our Magnesium segment, a member of the board of directors, chief executive officer and chairman of Chang Magnesium, chairman of Baotou Changxin Magnesium, chairman of YiWei Magnesium, and chief executive officer and vice chairman of Golden Magnesium;

•	Taiyuan YiWei Magnesium Industry Co., Ltd., a company organized under the laws of the PRC (“YiWei Magnesium”), is a minority interest owner in Chang Magnesium;
•	Lifei Huang, is the daughter of Yuwei Huang;
•	Lifei Huang, is a registered representative of Pine Capital Enterprises Inc., a company organized under the laws of the Cayman Islands (“Pine Capital”);
•	Lifei Huang, is a registered representative of Wheaton Group Corp., a company organized under the laws of Brunei Darussalam (“Wheaton”);
•	LingShi County Yihong Magnesium Co., Ltd., a company organized under the laws of the PRC (“Yihong Magnesium”), is legally represented by an officer of Chang Magnesium;
•	LuCheng Haixu Magnesium Co., Ltd., a company organized under the laws of the PRC (“Haixu Magnesium”), is legally represented by an officer of Chang Magnesium;
•	LuCheng Xinghai Magnesium Co., Ltd., a company organized under the laws of the PRC (“Xinghai Magnesium”), is legally represented by an officer of Chang Magnesium;
•	Shanxi Senrun Coal Chemistry Co., Ltd., a company organized under the laws of the PRC (“Senrun Coal”), is a minority interest owner in Golden Magnesium;
•	NanTong Langyuan Chemical Co., Ltd., a company organized under the laws of the PRC (“NanTong Chemical”), is owned by Jingdong Chen and Qian Zhu, the minority interest owners of Lang Chemical;
•	Jingdong Chen, is vice president of our Basic Materials segment and chief executive officer of Lang Chemical;
•	Qian Zhu, is chief financial officer of Lang Chemical. Jingdong Chen and Qian Zhu are husband and wife;
•	Zhongmen International Investments Co., Ltd., a company organized under the laws of the PRC ("Zhongmen International”), is legally represented by an officer of CDI Beijing;
•	Beijing Jiaozhuang Hotel, a company organized under the laws of the PRC (“Jiaozhuang Hotel”), is legally represented by an officer of CDI Beijing.

Accounts Receivable – related parties

At December 31, 2009 we reported accounts receivable – related parties of $2,611,884 comprised of the following:

•	$1,218,752 due Baotou Changxin Magnesium from YiWei Magnesium, for inventory provided;
•	$1,337,716 due Golden Magnesium from YiWei Magnesium for inventory provided;
•	$52,424 due Chang Magnesium from Pine Capital for inventory provided; and
•	$2,992 due Chang Magnesium from Wheaton for inventory provided

At September 30, 2009 we reported accounts receivable – related parties of $2,355,059 comprised of the following:

•	$756,795 due Chang Magnesium from YiWei Magnesium, for inventory provided;
•	$869,105 due Chang Magnesium from Pine Capital for inventory provided; and,
•	$729,159 due Golden Magnesium from YiWei Magnesium for inventory provided.

Prepaid Expenses – related parties

At December 31, 2009 we reported prepaid expenses – related parties of $3,666,143 comprised of the following:

CHINA DIRECT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

•	$2,177,840 prepaid by Chang Magnesium to YiWei Magnesium for future delivery of inventory;
•	$10,013 prepaid by Baotou Changxin Magnesium to YiWei Magnesium for future delivery of inventory;
•	$686,307 prepaid by Chang Magnesium to Yihong Magnesium for future delivery of inventory;
•	$7,445 prepaid by Chang Magnesium to Xinghai Magnesium for future delivery of inventory;
•	$73,138 prepaid by Chang Magnesium to Haixu Magnesium for future delivery of inventory; and
•	$711,400 prepaid by IMTC to YiWei Magnesium for future delivery of inventory.

At September 30, 2009 we reported prepaid expenses – related parties of $5,823,039 comprised of the following:

•	$2,440,794 prepaid by Chang Magnesium to YiWei Magnesium for future delivery of inventory;
•	$73,133 prepaid by Chang Magnesium to Haixu Magnesium to for future delivery of inventory;
•	$530,888 prepaid by Chang Magnesium to Xinghai Magnesium to for future delivery of inventory;
•	$684,922 prepaid by Chang Magnesium to Yihong Magnesium to for future delivery of inventory;
•	$1,376,394 prepaid by Baotou Changxi Magnesium to YiWei Magnesium to for future delivery of inventory;
•	$51,470 prepaid by Golden Magnesium to Senrun Coal for future delivery of coke gas for fuel; and
•	$665,438 prepaid by Golden Magnesium to YiWei Magnesium for future delivery of inventory.

 Loan Receivable – related parties

At December 31, 2009 we reported loan receivables – related parties of $1,309,069 comprised of the following:

•	$1,162,810 due Lang Chemical from NanTong Chemical for funds advanced for working capital purposes; and
•	$146,259 due Baotou Changxi Magnesium from Xinghai Magnesium for funds advanced for working capital purposes.

At September 30, 2009 we reported loan receivables – related parties of $1,094,142 comprised of the following:

•	$1,094,142 due Lang Chemical from NanTong Chemical for funds advanced for working capital purposes.

Accounts Payable – related parties

At December 31, 2009 we reported accounts payable – related party of $63,673 comprised of the following:

•	$14,827 due from Baotou Changxin Magnesium to Haixu Magnesium in repayment of an advance from customer for the future delivery of inventory;
•	$35,112 due from Baotou Changxin Magnesium to Yihong Magnesium in repayment of an advance from customer for the future delivery of inventory;
•	$1,463 due from Golden Magnesium to Haixu Magnesium in repayment of an advance from customer for the future delivery of inventory; and
•	$12,271 due from Golden Magnesium to Senrun Coal in repayment of an advance from customer for the future delivery of inventory.

At September 30, 2009 we reported accounts payable – related party of $51,716 comprised of the following:

•	$35,427 due from Chang Magnesium to Wheaton Group in repayment of an advance from customer for the future delivery of inventory;
•	$14,826 due from Baotou Changxin Magnesium to Haixu Magnesium in repayment of an advance from customer for the future delivery of inventory; and
•	$1,463 due from Golden Magnesium to Haixu Magnesium in repayment of an advance from customer for the future delivery of inventory.

CHINA DIRECT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009
Due to related parties

At December 31, 2009 we reported due to related parties balance of $53,677 comprised of the following:

•	$53,677 advanced by Jiaozhuang Hotel to CDI Beijing for working capital purposes.

At September 30, 2009 we reported due to related parties balance of $399,629 comprised of the following:

•	$355,753 due to Zhongmen International Investments for working capital of CDI Beijing; and
•	$43,876 advanced by Jiaozhuang Hotel to CDI Beijing for working capital purposes.

NOTE 11 - STOCKHOLDERS’ EQUITY

Preferred Stock

We have 10,000,000 shares of preferred stock, par value $.0001, authorized, of which we designated 12,950 as our Series A Convertible Preferred Stock in February 2008. At December 31, 2009 and September 30, 2009 there were 1,006 shares of Series A Convertible Preferred Stock issued and outstanding.

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

As of December 31, 2009, holders of our Series A Preferred Stock have converted 11,944 shares of the 12,950 shares of the Series A Preferred Stock. Each share of Series A Preferred stock was convertible into 142.8541 shares of common stock. As a result of the conversion of the Series A Preferred Stock, we have issued 1,706,250 shares of our common stock, 70,846 shares of common stock in payment of the accrued dividends, and 136,503 shares of common stock, the Make Whole Additional Amount.

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

CHINA DIRECT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

As the Series A Preferred Stock does not have a stated redemption date or finite life, the deemed dividend was recognized immediately as a non-cash charge during fiscal 2008. This non-cash one-time preferred stock deemed dividend was calculated as the difference between the average of our common stock price of $6.83 per share and the calculated effective conversion price of the Series A Preferred Stock. The effective conversion price of the Series A Preferred Stock was determined with reference to the relative fair value allocation of proceeds between the Series A Preferred Stock and Warrants issued. The non-cash deemed dividend did not have an effect on net earnings, or cash flows for the three months ended December 31, 2009. The estimated fair market value of the Warrants of $2,765,946 has been recorded as additional paid-in capital and a reduction to the recorded amount of the Series A Preferred Stock.

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

Common Stock

We have 1,000,000,000 shares of common stock, par value $.0001, authorized. At December 31, 2009 there were 27,420,873 shares of common stock issued and outstanding and there were 27,189,719 shares of common stock issued and outstanding at September 30, 2009.

For the three months ended December 31, 2009 and 2008, amortization of stock-based compensation amounted to $167,865 and $530,867, respectively.

During the three months ended December 31, 2009, we did not issue any shares of common stock in connection with the exercise of common stock options.

During the three months ended December 31, 2009 we issued 135,000 shares of common stock in connection with the exercise of common stock purchase warrants at a price of $1.14 per share for a total consideration of $153,897.

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

CHINA DIRECT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

The Agreement may be terminated by either party at any time except with respect to any pending sale by Rodman & Renshaw for us.  As of December 31, 2009, we sold 34,000 shares and received net proceeds in the amount of $52,397 under the Agreement.

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

Stock Incentive Plans

On August 16, 2006, our board of directors authorized the 2006 Equity Plan (the “2006 Equity Plan”) covering 10,000,000 shares of our common stock, which was approved by a majority of our shareholders on August 16, 2006. At December 31, 2009 and September 30, 2009 there were options outstanding to purchase an aggregate of 312,000 shares of common stock outstanding under the 2006 Equity Plan at exercise prices ranging from $2.50 to $7.50 per share.

On October 19, 2006, our board of directors authorized the 2006 Stock Plan (the “2006 Stock Plan”) covering 2,000,000 shares of our common stock. As the 2006 Stock Plan was not approved by our shareholders prior to October 19, 2007, we may no longer award incentive stock options under the 2006 Stock Plan and any incentive stock options previously awarded under the 2006 Stock Plan were converted into non-qualified options upon terms and conditions determined by the board of directors, as nearly as is reasonably practicable in their sole determination, to the terms and conditions of the incentive stock options being so converted. At December 31, 2009 and September 30, 2009, there were options outstanding to purchase an aggregate of 276,540 shares, respectively of common stock outstanding under the 2006 Stock Plan at exercise prices ranging from $.01 to $5.00 per share.

On April 25, 2008, our board of directors adopted the 2008 Executive Stock Incentive Plan covering 1,000,000 shares of our common stock, which was approved by a majority vote of our shareholders on May 30, 2008. As of December 31, 2009 no awards had been granted under this plan.

On April 25, 2008, our board of directors adopted the 2008 Non-Executive Stock Incentive Plan covering 3,000,000 shares of our common stock, which was approved by a majority vote of our shareholders on May 30, 2008. As of December 31, 2009 we granted 1,100,771 shares of restricted stock with vesting dates ranging from May 2008 to August 2011.

CHINA DIRECT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009
Stock Option Plans

The following table sets forth our stock option activity during the three months ended December 31, 2009:

Description	Shares underlying options	Weighted average exercise price
	Unaudited	Unaudited
Outstanding at September 30, 2009	3,655,670	$10.83
Granted	-	-
Cancelled	(40,000)	3.75
Adjusted(1)	(288,750)	1.14
Outstanding at December 31, 2009	3,326,920	$11.76
Exercisable at December 31, 2009	3,326,920	$11.76

(1)
Reflects an adjustment to the schedule of outstanding stock options included in Note 13 Stockholders’ Equity - Stock Option Plans to our September 30, 2009 consolidated financial statements footnotes included in our 2009 Transition Report on Form 10-K which incorrectly included options to purchase 288,750 shares of our common stock at $1.14 per share.

The weighted average remaining contractual life and weighted average exercise price of options outstanding at December 31, 2009, for selected exercise price ranges, are as follows:

Exercise price	Number of options outstanding	Weighted average remaining contractual life (Years)	Weighted average exercise price	Options Exercisable	Weighted average exercise price of options exercisable
$2.25	400	4.81	$2.25	400	$2.25
$2.50	472,940	1.14	$2.50	472,940	$2.50
$3.00	25,000	1.04	$3.00	25,000	$3.00
$5.00	806,000	2.15	$5.00	806,000	$5.00
$7.50	637,000	3.00	$7.50	637,000	$7.50
$10.00	625,000	4.01	$10.00	625,000	$10.00
$15.00	500	3.44	$15.00	500	$15.00
$30.00	760,000	3.07	$30.00	760,000	$30.00
$56.25	80	4.92	$56.25	80	$56.25
	3,326,920	2.76	$11.76	3,326,920	$11.76

During the three months ended December 31, 2009, no options were exercised.  The aggregate intrinsic value of our outstanding and exercisable options at December 31, 2009 and September 30, 2009 was $3,326,920 and $3,366,920, respectively.

CHINA DIRECT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

Common Stock Purchase Warrants

During 2008, we granted 25,000 common stock purchase warrants to consultants, exercisable immediately at an exercise price of $11.00. These warrants were fair valued on the date of grant at $103,707 using the Black-Scholes option-pricing model, in accordance with ASC 718, “Compensation-Stock Compensation”, using the following weighted-average assumptions: expected dividend yield of 0%, risk-free interest rate of 3.0%, volatility factor of 100% and expected term of 3 years. The fair value of these grants was recognized as selling, general and administrative expenses.

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

As a result of the June 15, 2009 registered direct offering of our common stock, we reduced the per share exercise price of warrants to purchase 143,750 shares of our common stock from $8.00 to $1.85.  On September 20, 2009, we reduced the exercise price of 423,750 shares to purchase common stock purchase warrants we issued in connection with our November 2006 offering from $4.00 to $1.14 pursuant to the price reset provisions of those warrants. A summary of the status of our outstanding common stock purchase warrants granted as of December 31, 2009 and changes during the period is as follows:

	Shares underlying warrants (unaudited)	Weighted average exercise price (unaudited)
Outstanding at September 30, 2009	5,834,664	$8.34
Adjustment (1)	75,000	5.00
Exercised	(135,000)	1.14
Outstanding at December 31, 2009	5,774,664	6.93
Exercisable at December 31, 2009	5,774,664	$6.93

(1)
Reflects an adjustment to reverse the cancellation of 75,000 warrants to purchase shares of our common stock at $5.00 per share entered in error in the nine month transition period ended September 30, 2009.

CHINA DIRECT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

The following information applies to all warrants outstanding at December 31, 2009.

Exercise price	Number of Warrants outstanding	Weighted average remaining contractual life (Years)	Weighted average exercise price	Warrants Exercisable	Weighted average exercise price of Warrants exercisable
$1.85	372,500	2.25	$1.41	372,500	$1.85
$2.31	1,351,352	4.96	$2.31	1,351,352	$2.31
$2.50	50,000	1.92	$2.50	50,000	$2.50
$1.14	50,000	1.67	$1.14	50,000	$4.00
$8.00	1,966,250	3.03	$7.98	1,966,250	$8.00
$10.00	1,894,562	1.69	$10.01	1,894,562	$10.00
$15.00	90,000	0.38	$15.00	90,000	$11.00
	5,774,664	2.93	$6.93	5,774,664	$6.93

NOTE 12 - SEGMENT INFORMATION

The following information is presented in accordance with ASC 280, “Segment Reporting, “Disclosure about segments of an Enterprise and Related Information”. For the three months ended December 31, 2009, we operated in three reportable business segments as follows:

Magnesium segment:

•	Chang Magnesium;
•	Chang Trading;
•	Excel Rise;
•	Asia Magnesium;
•	Golden Magnesium;
•	Baotou Changxin Magnesium;
•	International Magnesium Trading Corp.; and
•	International Magnesium Group, Inc.

Basic Materials segment:

•	Lang Chemical;
•	CDI Jingkun Zinc;
•	CDI Jixiang Metal;
•	CDI Metal Recycling;
•	CDI Beijing; and
•	CDI Trading.

Consulting segment:

•	China Direct Investments;
•	CDI Shanghai Management; and
•	Capital One Resource.

Our reportable segments are strategic business units that offer different products and services. Each segment is managed and reported separately based on the fundamental differences in their operations. CDI Metal Recycling was formerly in our Clean Technology Segment, which we exited in fiscal 2008.  Condensed unaudited consolidated information with respect to these reportable segments after giving effect to our decision to exit the clean technology segment and Pan Asia Magnesium for the three months ended December 31, 2009 and December 31, 2008 are as follows:

CHINA DIRECT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

For the three months ended December 31, 2009 (unaudited):

(in thousands)	Magnesium	Basic Materials	Consulting	Discontinued Operations	Consolidated
Revenues	$5,852	$13,391	$568	-	$19,811
Revenues - related party	2,442	-	-	-	2,442
Total revenue	8,294	13,391	568	-	22,253
Interest income (expense)	1	(42)	40	-	(1)
Net income (loss)	39	70	(982)	-	(873)
Segment assets	$47,109	$15,741	$14,622	247	$77,719

    For the three months ended December 31, 2008 (unaudited):

(in thousands)	Magnesium	Basic Materials	Consulting	Discontinued Operations	Consolidated
Revenues	$9,245	$14,265	$1,840	-	$25,350
Revenues - related party	13,606	-	-	-	13,606
Total revenue	22,851	14,265	1,840	-	38,956
Interest income (expense)	115	(12)	(160)	-	(57)
Net (loss) income	(5,394)	227	(6,889)	-	(12,056)
Segment assets	$55,888	$13,040	$20,863	17,588	$107,379

    The discontinued operations column in the tables above include our investment in Pan Asia Magnesium and CDI Magnesium which are displayed as a reconciliation item. See Note 14 – Discontinued Operations. We also reclassified our investments from our Consulting segment to the Magnesium and Basic Material segments and the amounts of inter-company receivables from the prior periods to conform to the current period presentation, with no net impact on our total consolidated assets.

NOTE 13 - FOREIGN OPERATIONS

As of December 31, 2009 the majority of our revenues and assets are associated with subsidiaries located in the PRC. Assets at December 31, 2009 and 2008, as well as revenues for the three months ended December 31, 2009 and 2008 were as follows:

	For the three months ended December 31, 2009 (Unaudited)
(in thousands)	United States	People’s Republic of China	Total
Revenues	$328	$19,483	$19,811
Revenues – related party		2,442	2,442
Total Revenue	328	21,925	22,253
Identifiable assets at December 31, 2009	$12,866	$64,853	$77,719

	For the three months ended December 31, 2008 (Unaudited)
(in thousands)	United States	People’s Republic of China	Total
Revenues	$1,786	$23,564	$25,350
Revenues – related party		13,606	13,606
Total Revenue	1,786	37,170	38,956
Identifiable assets at December 31, 2008	$17,715	$89,664	$107,379

CHINA DIRECT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

NOTE 14 – DISCONTINUED OPERATIONS

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

As of September 30, 2009 China Direct discontinued the operations of Pan Asia Magnesium Co., Ltd. and CDI Magnesium Co. Ltd.  The assets and liabilities of both of the discontinued subsidiaries were reclassified in fiscal 2008 as “Discontinued Operations” and in the 2009 Transition Period the assets and liabilities of CDI Magnesium are classified as “Discontinued Operations” while we established a $7.4 million reserve for a loss from discontinued operations reflecting our entire investment in Pan Asia Magnesium in the fiscal year ended September 30, 2009. See Note 15 – Commitments and Contingencies.

We did not incur any income/loss from discontinued operations during the three months ended December 31, 2009 while we had a loss of $916,244 in the same period of fiscal 2008.  The loss for the three months ended December 31, 2008 was related to the operating losses of Pan Asia Magnesium which were presented as discontinued operations beginning with our financial statements for the fiscal year ended September 30, 2009.  We reclassified Pan Asia Magnesium’s financial results for the three months ended December 31, 2008 for comparative purposes.

The following table sets forth the balance sheet components of discontinued operations as of December 31, 2009.

 Subsidiaries Held for Sale

Summarized Balance Sheet Data of Discontinued Operations
As of December 31, 2009
	Pan Asia Magnesium		CDI Magnesium
	Unaudited		Unaudited
Investment	$7,346,065	Current assets	$51
Adjustments	$(284,026)	Long-lived assets	$196
Provisional Reserve	$(7,062,039)	Provisional reserve	$-
Accrual of costs of disposal	$(300,000)	Current liabilities	$-
		Equity	$150
Total reserve: discontinued operations	$(7,362,039)	Non-controlling interest	$97

CHINA DIRECT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009
NOTE 15 – COMMITMENTS AND CONTINGENCIES

Contingencies

As previously reported in Note 17 – Commitments and Contingencies in the notes to our consolidated financial statements included in our 2009 Transition Report on Form 10-K, we are not currently involved in any litigation. However, we, have a dispute with Shanxi Jinyang Coal and Coke Group Co., Ltd. (“Shanxi Jinyang”) and Ms. Runlian Tian, the noncontrolling shareholders of our subsidiary Pan Asia Magnesium and its Chairman of the Board of Directors, Haixin Zhao. Our dispute stems from their refusal to fully cooperate with us in completing our audit of Pan Asia Magnesium’s books and records as part of our audit for the fiscal year ended September 30, 2009. In addition, we believe that they have failed to act in Pan Asia Magnesium's best interests, among other matters related to its management and operation.

Our dispute with the noncontrolling shareholders of Pan Asia Magnesium and Mr. Zhao also involves their claim that in connection with our October 2007 acquisition of Pan Asia Magnesium we should have used the equity method of accounting rather than consolidation. They also claim we failed to disclose certain assets owned by, and obligations of, Shanxi Jinyang that were improperly included in our consolidated financial statements for fiscal 2007 and fiscal 2008. We believe the noncontrolling shareholders’ claims against us are without merit and were made to justify their refusal to allow us to conduct our audit for the 2009 transition period, among other improper purposes.  In addition, we believe that the noncontrolling shareholders and Mr. Zhao have become increasingly non responsive to us as a result of the September 29, 2009 decision of our board of directors to commit to a plan to focus our magnesium production efforts with our key Chinese partner, Yiwei Magnesium, a related party, and sell our interest in Pan Asia Magnesium and present it as a discontinued operation beginning with our financial statements for the nine month transition period ended September 30, 2009.  On December 29, 2009 our audit committee approved the establishment of a $7.4 million reserve for a contingent loss from discontinued operations reflecting our entire investment in Pan Asia Magnesium and an estimate for legal fees.

We are in discussions with the noncontrolling shareholders of Pan Asia Magnesium in order to reach an amicable resolution of our dispute with them including efforts to monetize our investment in this company. Management believes that an amicable resolution to this dispute will be reached. Should we be unable to resolve our dispute, however, we will take appropriate legal action against the noncontrolling shareholders of Pan Asia Magnesium and Mr. Zhao in China which may include a court supervised dissolution and audit of Pan Asia Magnesium in addition to appropriate legal action against its noncontolling shareholders and Mr. Zhao based upon the findings in an audit. However, litigation is subject to inherent uncertainties and unfavorable rulings could occur. An unfavorable ruling could include monetary damages. Were an unfavorable ruling to occur, there exists the possibility of a material adverse impact on the business or results of operations for the period in which the ruling occurs or future periods.

Other than as described above, we believe there are currently no litigation or legal or administrative proceedings pending against us that are likely to have, individually or in the aggregate, a material adverse effect on our business or our results of operations.

NOTE 16 – SUBSEQUENT EVENTS

    We have evaluated all events that occurred after the balance sheet date but before our financial statements were available through February 10, 2010 to determine if they must be reported.  Our management determined that there were no reportable subsequent events to be disclosed.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the information contained in our unaudited consolidated financial statements and the notes thereto appearing elsewhere herein and in conjunction with the Management's Discussion and Analysis set forth in our 2009 Transition Report on Form 10-K.

Change in Fiscal Year End

Effective August 13, 2009, we changed our fiscal year end from December 31 to September 30. We have defined various periods that are covered in this report as follows:

•	“fiscal 2010” — October 1, 2009 through September 30, 2010.
•	“2009 transition period” — January 1, 2009 through September 30, 2009.
•	“fiscal 2008” — January 1, 2008 through December 31, 2008.
•	“fiscal 2007” — January 1, 2007 through December 31, 2007.

As such, we are currently on a fiscal year ending September 30, and the three months period ended December 31, 2009, is our first quarter of fiscal 2010.

OVERVIEW OF OUR PERFORMANCE AND OPERATIONS

Our Business

We are a U.S. company that manages a portfolio of Chinese entities. We also provide consulting services to Chinese businesses. We operate in three identifiable segments: Magnesium, Basic Materials, and Consulting, in accordance with ASC Codifications Topic 280 (SFAS 131), “ Disclosure about segments of an Enterprise and Related Information”. In the three months ended December 31, 2006 we established our Magnesium and Basic Materials segments which have grown through acquisitions of controlling interests of Chinese private companies. We consolidate these acquisitions as either our wholly or majority owned subsidiaries. Through this ownership control, we provide management advice as well as investment capital to expand their businesses.

Our Magnesium segment is currently our largest segment by assets and prior to the 2009 transition period was the largest segment by revenues. We manufacture and sell pure magnesium and related by-products. We also purchase and resell magnesium products manufactured by third parties. Magnesium is used in a variety of markets and applications due to the physical and mechanical properties of the element and its alloys. Magnesium is the lightest and strongest of the structural metals; it is one fourth the weight of steel, two fifths the weight of titanium and two thirds the weight of aluminum.  Due to its light weight and high strength, magnesium and magnesium related products have a variety of technological and consumer applications. Magnesium alloys are used in aircraft and automobile parts. In addition, magnesium in various forms is used in the manufacture of electronic equipment such as computers, cameras and cell phones. Magnesium powder is used as desulphurizer that removes sulfur in the production of steel.

Our Basic Materials segment engages in the sale and distribution of basic resources within Asia. Our Basic Materials segment includes the sale and distribution of a variety of products including (i) industrial grade synthetic chemicals, (ii) steel products, (iii) nonferrous metals, and (iv) recycled materials. As well, within this segment we hold the rights to mining properties and are evaluating the economic feasibility of commencing mining and production operations at CDI Jixiang Metal given the current weakness in the market price of zinc and related products. Presently we do not have a timetable for when our mining operations will commence.

In July 2009, we launched CDII Trading. CDII Trading is engaged in the global purchase and sale of industrial commodities which include mineral ores, non-ferrous metals, scrap metals, rare metals, petrochemicals, and other related commodities. CDII Trading also markets products from our other business units as well as some of our consulting clients by leveraging our relationships in China and abroad.

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

Our Performance

Revenues during the three months ended December 31, 2009 totaled $22.3 million compared to $39.0 million during the three months ended December 31, 2008. This decrease of $16.7 million was mainly due to the global economic slowdown which has adversely affected the demand for magnesium and consulting services, and to a lesser extent affected revenues in our Basic Material segment.  Our gross profit during the three months ended December 31, 2009 totaled $1.8 million compared to negative gross profit of $1.1 million in the same period of fiscal 2008. This increase in profit was mainly in our Magnesium segment due to a lower cost of revenues as the old stockpile and locked-up contractual purchases at higher cost basis have been worked out of our existing inventories, coupled with the stabilization in spot prices as well as a higher contributing margin in our Basic Material segment.

Our Outlook

During fiscal 2010 and beyond, we face a number of challenges in growing our business, such as the continuing integration and streamlining of our PRC based subsidiaries. At December 31, 2009 we had $30.7 million of working capital including $9.1 million in cash and cash equivalents. While this amount is believed sufficient to meet our current operating cash needs, we expect to seek additional capital to finance the strategic expansion of our magnesium production holdings.

Magnesium Segment

During the three months ended December 31, 2009 our Magnesium segment produced, sold or distributed 3,532 metric tons of magnesium generating revenues of $8.3 million compared to the production, sale and distribution of 7,329 metric tons and revenues of $22.8 million in the same period of fiscal 2008.

According to data from International Magnesium Association (IMA), during 2009 primary global magnesium production fell 30% as compared to the prior year, and China’s capacity utilizations were at their historical lows.  The price of magnesium (about $2,350 per metric ton, as of December 31, 2009) has declined 10% since the end of December 2008.  During the three months ended December 31, 2009, however, we believe that the global magnesium demand somewhat improved.  We estimate that China’s export for the three months ended December 31, 2009 were 77,000 metric tons as compared to 55,000 metric tons in the same period of fiscal 2008.  Even though China’s magnesium exports from January 2009 through October 2009 were an estimated 177,695 metric tons, down 52% compared to the same period of fiscal 2008, its exports in October 2009 were 28,965 metric tons, up 5% from the same period of fiscal 2008.

The average magnesium ingot spot price during the period from September 1, 2009 through December 31, 2009 was approximately $2,300 per metric ton, up from $2,200 per metric ton in the preceding three month period of the 2009.  These prices, which generally exclude shipping charges, were significantly lower than the recent high price of $4,500 per metric ton average price reached during the three months ended June 30, 2008.  Furthermore, during the three months ended December 31, 2009 we witnessed the previous production cut had taken effect with the fall of stockpiles in the inventory level, coupled with the stabilization in pricing.  However, the over-capacity in production continued to impact pricing despite a mounting pressure of input costs on China’s magnesium producers.  Nonetheless, based on this overall trend, among other factors, it further strengthens our belief that both the export demand and magnesium prices have shown signs of stabilization and recovery.

We believe that now is the time to expand our magnesium production holdings by acquiring additional interests in our current Magnesium segment holdings as well as acquire additional operations owned or controlled by Yuwei Huang, our Executive Vice President – Magnesium and member of our board of directors. Additionally, on September 29, 2009, our board of directors committed to a plan to sell our interest in Pan Asia Magnesium and present it as a discontinued operation beginning with our financial statements for the fiscal year ended September 30, 2009 as we elected to focus our magnesium production efforts with entities owned or controlled by Mr. Huang.  Furthermore, we believe that by expanding our ownership of magnesium operations, we will be in a better position to comply with recently proposed environmental regulation which seeks to speed up the elimination of outmoded magnesium production capacity and, by 2011, eliminate magnesium manufacturers that have annual production of less than 10,000 tons and by 2015, eliminate magnesium producers that have annual production of less than 20,000 tons.

Basic Materials Segment

The worldwide economic slowdown continues to negatively impact the market price for zinc. At current market prices for zinc, it is not economically feasible for us to commence operations at our zinc ore property, complete construction of a planned zinc mining facility, or launch our zinc concentrate distribution operations.

Management is currently re-negotiating our zinc concentrate distribution agreement and evaluating strategic alternatives for these two operations including the partial or full sale of the mining and distribution rights, the launch of operations in fiscal 2010 or potential joint venture partners to operate the mining and distribution operations. Presently we do not have a timetable for when or if these operations will be operated or sold.

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

Consulting Segment

While we have made efforts to improve the caliber of the clients within our Consulting segment, the global economy and severe liquidity crisis in the capital markets in the 2009 transition period created a difficult environment for smaller companies to attract interest in the financial community. Accordingly, in fiscal 2010 the growth within this segment will be largely dependent upon a recovery of the capital market for small to medium sized Chinese entities which we believe will strengthen in fiscal 2010.

PRC Government Programs

In November 2008, the Chinese government announced a $586 billion domestic economic stimulus program aimed at bolstering economic activity in China. The two year program includes tax rebates, spending in housing, infrastructure, agriculture, health care and social welfare, and a tax deduction for capital spending by companies. In February 2009, China's State Council announced support plans for the country's nonferrous metals and logistics sectors. The support plans include subsidized loans to support technical innovations within the nonferrous metals sector, adjustments to export rebate rates of nonferrous products, and the establishment of a national reserve system for the industry. These programs adopted by the PRC government are aimed towards supporting growth in some of the sectors in which we operate and there have been signs that the program, along with China’s significant foreign currency reserves, has resulted in heavy accelerated spending on building infrastructures and domestic spending on automobiles and appliances. In addition, China’s 2009 fourth quarter gross domestic product growth rate of 10.7% per annum, up from 8.9% in the third quarter, demonstrates that China’s resistance to the worst effects of the global economic recession.  In order to keep an inflationary pressure in check the Chinese Government recently implemented measures to curtail lending, control bad loans, and discourage real estate speculation, in an effort to keep China’s growth rate at a sustainable level.  Even though this lending curb will not have a direct impact on our financing and cash flow needs, it may have an indirect effect on the input costs of our manufacturing, financial conditions and operations of our customers, and the overall growth rate of China as a whole.

Presentation of Financial Statements

The presentation of the statements of operations included in this Form 10-Q have been modified to allow for the reporting of deductions from net income to arrive at income (loss) applicable to common stockholders.  Items reflected in our comprehensive income for the periods reported are now included in our notes to the consolidated financial statements included in this Form 10-Q.  In addition, a portion of our audited consolidated financial statements have been reclassified to recognize discontinued operations treatment of our 51% interest in Pan Asia Magnesium and CDI Magnesium in the 2009 transition period and reflecting our sale of an 81% interest in CDI Clean Technology in fiscal 2008 and our restated financial statements for the period ended December 31, 2008 to properly account for other than temporary impairment (OTTI) of available for sale securities and recognize an impairment loss in earnings equal to the entire difference between the impaired investment's cost and its fair value at the balance sheet date of the reporting period for which the assessment was made applying FSP FAS 115-1 or Accounting Standard Codification paragraph 320-10-35-34.

RESULTS OF OPERATIONS

The results discussed below are for the three months ended December 31, 2009 which is our first fiscal quarter following our fiscal 2009 transition period covering the nine months ended September 30, 2009.  For comparative purposes, we are comparing the three months ended December 31, 2009 to the three months ended December 31, 2008 which was our fourth quarter of fiscal 2008.

Consolidated revenues and operating expenses by segment during the three months ended December 31, 2009 and 2008 are as follows:

Consolidated Revenues

	Three Months Ended December 31,
	2009		2008
(Dollars in thousands)	Revenues	% of Revenues	Revenues	% of Revenues	% increase (decrease)
Magnesium segment	$8,294	37%	$22,851	58%	(64)%
Basic Materials segment	13,391	60%	14,265	37%	(6)%
Consulting segment	568	3%	1,840	5%	(69)%
Total Consolidated	$22,253	100%	$38,956	100%	(43)%

Total consolidated revenues during the three months ended December 31, 2009 were $22.3 million, a decrease of 43% compared to the same period of fiscal 2008. This decrease was primarily the result of a decrease in revenues within our Magnesium segment as a result of weak world-wide demand for magnesium, the absence of a $1.5 million one-time transaction fee in our Consulting segment that we earned in the prior period of fiscal 2008, and a $0.9 million decline in revenues in our Basic Materials segment during the period ending December 31, 2009.

Consolidated Operating Income and Expenses

	Three Months Ended December 31,
	2009		2008
(Dollars in thousands)	Amount	% of Revenues	Amount	% of Revenues	% Increase (decrease)
Revenues	$22,253	100%	$38,956	100%	(43)	4%
Cost of revenues	20,428	92%	40,023	103%	(49)%
Gross profit (deficit)	1,825	8%	(1,067)	(3)%	N/A
Total operating expenses	2,794	13%	3,669	9%	(24)%
Operating loss	$(969)	(4)%	$(4,736)	(12)%	(80)%

Total consolidated operating loss during the three months ended December 31, 2009 was $1 million compared to the operating loss during the same period of fiscal 2008 of $4.7 million. This decrease in loss compared to that of the prior year was due primarily to: (i) $14.6 million decrease in revenues in our Magnesium segment, (ii) a reduction in higher cost basis inventories of magnesium in our production operations, (iii) a benefit from lower acquisition costs of magnesium in our trading business, and (iv) a $2.1 million decrease in our general and administrative costs in our Magnesium segment, partially offset by $0.5 million and $0.3 million increases in our general and administrative costs in our Consulting and Basic Material segments, respectively.

During the three months ended December 31, 2009 our cost of revenues was $20.4 million, a 49% decrease compared to the same period of fiscal 2008.  This decrease is the result of both a decrease in input costs and a reduction in the overall sales volume.  Our cost of revenues for the three months ended December 31, 2009 as a percentage of revenues decreased 11 percentage points from the same period of fiscal 2008.  Our gross profit during the three months ended December 31, 2009 was $1.8 million, compared to a gross deficit of $1 million for the same period of fiscal 2008.  These changes are primarily the result of a decrease in our cost of revenues in our Magnesium segment due to lower acquisition costs of our inventories, coupled with a 2% margin improvement in our Basic Materials segment.

Operating expenses decreased $0.9 million during the three months ended December 31, 2009 compared to the same period of fiscal 2008 primarily as a result of $2.1 million decrease in total operating expenses in our Magnesium segment, offset by $0.8 million and $0.4 million increases in our Consulting and Basic Material segments, respectively. This decrease in total operating expenses in our Magnesium segment was primarily attributable to payroll cost reductions at our manufacturing facilities.

    As of December 31, 2009 we employed 499 full-time employees in China, a 768 head count reduction as compared to that of December 31, 2008.  The increase in total operating expenses in our Consulting segment consisted of $0.5 million increase in compensation expenses, $0.2 million in professional fees including $0.1 million of annual audit expenses, and $0.1 million in our operations in China as we increased our efforts to strengthen our presence in the Chinese market.

Segment Information

A summary of our operating results, by segment, for the three months ended December 31, 2009 and 2008 are as follows:

	Three Months Ended December 31,
	Magnesium		Basic Materials		Consulting		Consolidated
(Amount in thousands)	2009	2008	2009	2008	2009	2008	2009	2008
Revenues	$5,852	$9,245	$13,391	$14,265	$568	$1,840	$19,811	$25,350
Revenues - Related Party	2,442	13,606	-	-	-		2,442	13,606
Total Revenues	8,294	22,851	13,391	14,265	568	1,840	22, 253	38,956
Cost of Revenues	7,932	26,424	12,436	13,541	60	58	20,428	40,023
Gross Profit	362	(3,573)	955	724	508	1,782	1,825	(1,067)
Total Operating Expenses	418	2,469	811	410	1,565	790	2,794	3,669
Operating (Loss) Income	$(56)	$(6,042)	$144	$314	$(1,057)	$992	(969)	$(4,736)

Magnesium Segment Operating Results

Revenues. Magnesium segment revenues during the three months ended December 31, 2009 were $8.3 million, (inclusive of related party revenues of $2.4 million) a decrease of 64% compared to the same period of fiscal 2008.  This decrease was mainly due to the weak global economy which has reduced demand and prices for magnesium.  The average price of magnesium decreased 11.5% during this period from $2,600 per metric ton in the three months ended December 31, 2008 to $2,300 per metric ton during the three months ended December 31, 2009.  Additionally, severe weather conditions in Tiayuan China hampered our efforts to restart some magnesium operations and delayed several shipments.

During the three months ended December 31, 2009 our Magnesium segment produced, sold and distributed approximately 3,532 metric tons with an average price of $2,348 per metric ton. In comparison, for the same period of fiscal 2008 we produced, sold and distributed approximately 7,329 metric tons with an average price of $3,117 per metric ton.

Gross Profit. During the three months ended December 31, 2009 gross profit for the segment increased $3.9 million compared to the same period of fiscal 2008.  The gross profit margin for this segment during the three months ended December 31, 2009 was 4% as compared to negative gross profit margin of 15.6% in the same period of fiscal 2008.  The gross profit margin increase was primarily related to sales of manufactured goods and finished goods inventory with a lower cost basis due to lower input and acquisition costs and a stabilization of overall market pricing.

Operating Expenses. During the three months ended December 31, 2009 Magnesium segment operating expenses were approximately $0.4 million, a decrease of 83% compared to $2.5 million during the same period of fiscal 2008.  This decrease was primarily attributable to an overall reduction in our operating and labor costs as we curtailed our production to meet market demand during the nine month transition period ended September 30, 2009 through the three months ended December 31, 2009 compared to the three months ended December 31, 2008.

Basic Materials Segment Operating Results

Revenues. During the three months ended December 31, 2009 Basic Materials segment revenues were $13.4 million, a decrease of 6% compared to the same period of fiscal 2008.  Revenues in this segment benefited from the addition of $1.5 million in sales for industrial chemicals partially offset by $2.3 million reduction in sales of steel products and other construction materials.

Gross Profit. During the three months ended December 31, 2009 gross profit for the segment increased $0.2 million.  The gross profit margin in this segment was 7% for the three months ended December 31, 2009 as compared to 5% for the same period of fiscal 2008.  This margin improvement was due primarily to a higher margin contribution from the sale of industrial chemicals, which generated gross margins of 6% during the three months ended December 31, 2009 as compared to 1% in the same period of fiscal 2008. The gross margin for sales of steel products and other construction materials remained flat at 11% as during the same periods.

Operating Expenses. During the three months ended December 31, 2009 Basic Materials segment operating expenses were approximately $0.8 million, an increase of $0.4 million compared to the same period of fiscal 2008.  This increase was primarily due to an absence of a  one-time year end accounting adjustment which reduced general and administrative expenses in the three months ended December 31, 2008 and a slight increase in our selling expenses at Lang Chemical, partially offset by a reduction in selling, general and administrative costs at CDI Beijing.

Consulting Segment Operating Results

Revenues. During the three months ended December 31, 2009 our Consulting segment revenues were $0.6 million compared to $1.8 million for the same period of fiscal 2008.  The decrease was mainly due to the absence of a one-time transaction fee of $1.5 million we earned during the same period of fiscal 2008 and the reduction in the market price of the fixed number of securities we received from our client companies as service fees.

Gross Profit. During the three months ended December 31, 2009, gross profit for the segment totaled approximately $0.5 million compared to $1.8 million for the same period of fiscal 2008 primarily as a result of a decrease in revenues while our costs of revenues decreased at a lower rate.  The gross profit margin in this segment was 89% during the three months ended December 31, 2009 as compared to 97% during the same period of fiscal 2008.

Operating Expenses. During the three months ended December 31, 2009 operating expenses, which include general and administrative expenses, were $1.6 million compared to $0.8 million during the same period of fiscal 2008.  This increase was mainly due to increases in compensation and benefit expenses of $0.5 million and professional fees of $0.2 million.

Total Other (Expense) Income

Total other expense during the three months ended December 31, 2009 was approximately $0.01 million compared to total other expense of approximately $7.4 million during the same period of fiscal 2008. During the three months ended December 31, 2008 total other expense was approximately $7.4 million, mainly comprised of (i) $7.5 million write-down within our Consulting segment as an other than temporary impairment (“OTTI”) of certain marketable securities available for sale we received from our client companies as fees; (ii) $0.8 million in realized losses from the sale of subsidiaries, and (iii) $0.2 million in interest expense, partially offset by gains of $0.7 million from CDI China and of $0.4 million from Capital One Resources respectively, on the sale of subsidiaries.

Income Tax (Expense) Benefit

The tax benefit during the three months ended December 31, 2009 and 2008 was $0.1 million.  We made a $0.15 million income-tax adjustment to the prior period’s income tax estimates in our Magnesium segment, which was partially offset by $0.04 million in income tax expenses in our Basic Materials segment.

Net (Loss) Income

The net loss during the three months ended December 31, 2009 was $0.9 million compared to the net loss of $13.0 million during the same period of fiscal 2008.  This decrease was mainly due to the absence of a $7.5 million other than temporary impairment of our investment in marketable securities, an improved net gross profit margin of $1.8 million, and a reduction of $2.1 million in selling, general and administrative costs in our Magnesium segment, partially offset by a $1.2 million increase in selling, general and administrative costs in our Consulting and Basic Materials segments.

In addition, our operating expenses remained relatively high due to higher compensation and fixed costs in our Consulting segment and an increase in selling expenses in our Basic Material segment.

Foreign Currency Translation Gain (Loss)

The functional currency of our subsidiaries operating in the PRC is the Chinese dollar or Renminbi (“RMB”). The financial statements of our subsidiaries are translated to U.S. dollars using period end rates of exchange for assets and liabilities, and average rates of exchange (for the period) for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations. As a result of these translations, we reported a foreign currency translation loss of $0.04 million for the three months ended December 31, 2009 and a loss of approximately $2.4 million for the same period of fiscal 2008.  This non-cash loss had the effect of increasing our reported comprehensive income.  See “Note 4 - Comprehensive Income” included in the notes to our unaudited consolidated financial statements included in this report.

Unrealized Gain (Loss) on Marketable Securities Available for Sale, Net of Income Tax

The unrealized loss on marketable securities available for sale, net of income taxes for the three months ended December 31, 2009 totaled $0.3 million, compared to unrealized gains of $1.3 million for the same period of fiscal 2008, partially due to the restatement of our Consolidated Statement of Operations for the year ended December 31, 2008.  We effectively reclassified $3.4 million in unrealized loss on marketable securities available for sale as Other Than Temporary Impairment in the net income.  However, this reclassification had no net effect on our comprehensive income for the three months and the year ended December 31, 2008, respectively.

Discontinued operations

We did not incur any losses from discontinued operations for the three months ended December 31, 2009 as compared to a loss of $0.9 million in the same period of fiscal 2008.  The loss for the three months ended December 31, 2008 was related to the operating losses of Pan Asia Magnesium which were presented as discontinued operations beginning with our financial statements for the fiscal year ended September 30, 2009. We reclassified Pan Asia Magnesium’s financial results for the three months ended December 31, 2008 for comparative purposes. See “Note 14 – Discontinued Operations” included in the notes to our unaudited consolidated financial statements included in this report.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity means our ability to generate an adequate amount of cash to meet our needs. At December 31, 2009 our working capital was $30.7 million as compared to $31 million at September 30, 2009.

Our cash balance at December 31, 2009 totaled $9.1 million, a decrease of $3.7 million over the balance at September 30, 2009.  This decrease was primarily attributable to $3.3 million in prepayments to suppliers in our Magnesium segment including $0.7 million to related party, and $1.4 million in general and administrative expenses in our Consulting segment; partially offset by $0.8 million from the proceeds from sales of our marketable securities available for sale and $0.2 million in proceeds from exercises of warrants to purchase our common stock.

The continued implementation of our business model, which includes providing investment capital to augment the growth of our portfolio companies and expand our business through new accretive acquisitions, will in all likelihood require additional capital.  During fiscal 2010, we plan to use our magnesium holdings as a basis for raising capital and expansion of our magnesium holdings by acquiring additional interests in our Magnesium segment holdings as well as acquire additional operations owned or controlled by Yuwei Huang as contemplated in a non-binding letter of intent we have entered into with Mr. Huang during our 2009 transition period.  Additionally, we plan to use the proceeds, if any, from the disposition of our ownership interest in Pan Asia Magnesium which we discontinued as of September 30, 2009 for these planned acquisitions.

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

Based on this limitation and subtracting the $5,000,000 raised in our June 15, 2008 offering, as of December 31, 2009, we (and any selling shareholders who are affiliates that might participate in the offering) are able to sell up to $5.2 million (or 3,191,000 shares) of our common stock assuming there were no other sales within a 12 month period and a market price for our common stock of $1.63, the closing price of our common stock on NASDAQ on October 14, 2009.

On October 14, 2009, we entered into a Continuous Offering Program Agreement, with Rodman & Renshaw, LLC (“Rodman & Renshaw”), under which we may sell an aggregate of up to $5,201,330 in gross proceeds of our common stock from time to time through Rodman & Renshaw, as the agent for the offer and sale of the common stock. We agreed to pay Rodman & Renshaw a commission equal to 4% of the gross proceeds of the sales price of all common stock sold through it as sales agent under the Agreement.  As of December 31, 2009, we sold 34,000 shares and received net proceeds in the amount of $52,394 under the Agreement.

The following table provides certain selected balance sheet comparisons between December 31, 2009 and September 30, 2009:

(Amounts in thousands)	December 31, 2009	September 30, 2009	Increase / (decrease)	% Increase / (decrease)
Cash	$9,103	$12,851	$(3,748)	(29)%
Marketable securities	4,625	5,589	(964)	(17)%
Accounts receivable, net	8,761	8,196	565	7%
Inventories, net	5,606	5,807	(201)	(3)%
Prepaid expenses and other assets	8,879	5,092	3,787	74%
Total current assets	44,903	47,150	(2,247)	(5)%
Property and equipment, net	30,800	31,332	(532)	(2)%
Total assets	77,719	80,515	(2,796)	(3)%

Accounts payable and accrued expenses	8,871	7,709	1,162	15%
Advances from customers	563	2,007	(1,444)	(72)%
Other payables	2,015	3,072	(1,057)	(34)%
Total current liabilities	$14,219	$16,191	$(1,972)	(12)%

We maintain cash balances in the United States and China. At December 31, 2009 and September 30, 2009, bank deposits by geographic area, were as follows:

Country	December 31, 2009		September 30, 2009
United States	$4,958,502	54%	$8,625,782	67%
China	4,144,392	46%	4,225,528	33%
Total cash and cash equivalents	$9,102,894	100%	$12,851,310	100%

A substantial portion of our cash balance, approximately $4.1 million at December 31, 2009 is in the form of RMB held in bank accounts at financial institutions located in the PRC. Cash held in banks in the PRC is not insured. The value of cash on deposit in China at December 31, 2009 has been converted based on the exchange rate as of December 31, 2009. In 1996, the Chinese government introduced regulations, which relaxed restrictions on the conversion of the RMB; however restrictions still remain, including but not limited to restrictions on foreign invested entities. Foreign invested entities may only buy, sell or remit foreign currencies after providing valid commercial documents at only those banks authorized to conduct foreign exchanges. Furthermore, the conversion of RMB for capital account items, including direct investments and loans, is subject to PRC government approval. Chinese entities are required to establish and maintain separate foreign exchange accounts for capital account items. We cannot be certain Chinese regulatory authorities will not impose more stringent restrictions on the convertibility of the RMB, especially with respect to foreign exchange transactions. Accordingly, cash on deposit in banks in the PRC is not readily deployable by us for purposes outside of China.

Current assets as of December 31, 2009 totaled $44.9 million, a decrease of 5% compared to September 30, 2009.  This decrease was mainly due to a decrease in prepaid expenses - related parties of $2.2 million, a reduction in cash of $3.7 million, a reduction in our marketable securities available for sale of $0.9 million, partially offset by an increase in prepaid expenses and other current assets of $3.8 million.  Current liabilities as of December 31, 2009 totaled $14.2 million, a 12% decrease from our September 30, 2009 balance.

A summary of total assets by segment at December 31, 2009 and at September 30, 2009 is as follows:

(Amounts in thousands)	December 31, 2009	September 30, 2009
Magnesium segment	$47,109	$44,858
Basic Materials segment	15,741	17,095
Consulting segment	14,622	18,316
Discontinued Operations	247	247
Total	$77,719	$80,516

    Our total assets decreased by $2.8 million at December 31, 2009 compared to September 30, 2009.  Magnesium segment total assets increased by $2.3 million at December 31, 2009 compared to September 30, 2009 primarily as a result of a $1.5 million increase in accounts receivable, an increase of $2.6 million in prepaid expenses, and a decrease of $1.9 million in advance to suppliers – related party.   Basic Material segment total assets decreased by $2.4 million at December 31, 2009 compared to September 30, 2009 primarily as a result of a decrease of $0.8 million in cash, $1.0 million in accounts receivable, and $0.5 million in inventories.  Consulting segment total assets decreased by $3.7 million at December 31, 2009 compared to September 30, 2009 primarily as a result of a $3.4 million decrease in cash, a $3.0 million loan to one of our subsidiaries in our Magnesium segment and a decrease of $0.9 million in investment in marketable securities held for sale and an increase of $0.7 million in accounts receivables.

Our accounts receivable, and accounts receivable related parties, net of allowances for doubtful accounts as of December 31, 2009 was $11.4 million, an increase of $0.8 million compared to September 30, 2009 primarily due to a $1.0 million receivable from our recently established magnesium trading subsidiary IMTC. Our Magnesium and Basic Materials segments generally offer payment terms to its customers of 90 days. Our Consulting segment generally receives full payment in advance for consulting services to be provided, upon entering into a consulting agreement.

Inventories as of December 31, 2009 were $5.6 million, a decrease of approximately $0.2 million compared to September 30, 2009.  This decrease was due primarily to a $0.4 million inventory reduction in our Basic Material segment partially offset by an increase of $0.2 million in our Magnesium segment, as we begin to increase the rate of production in our manufacturing activities.

Prepaid expenses and other current assets consist of prepayments to vendors for inventory, other receivables, loans receivable, VAT tax refunds, and security deposits.  Prepaid expenses and other current assets as of December 31, 2009 were $8.9 million, an increase of $3.8 million compared to September 30, 2009.  This increase was primarily the result of increase of our prepayments to suppliers in our Magnesium segment.

Accounts payable and accrued expenses were $8.9 million during the three months ended December 31, 2009, an increase of $1.2 million compared to September 30, 2009. Accounts payable and accrued expenses represent payables associated with the general operation of each segment, including accrued payrolls and advances from customers representing prepayments for products, which have not yet been shipped.

Consolidated Statement of Cash Flows

For the three months ended December 31, 2009, there was a net decrease in cash of $3.75 million which was comprised of $4.4 million used in operating activities, $0.5 million provided by investing activities, and $0.15 million provided by financing activities.

Cash Provided by (Used in) Operating Activities

Net cash used in operating activities for the three months ended December 31, 2009 totaled $4.4 million which was primarily due to our net loss during this period of $0.9 million, an increase in our prepaid expenses to suppliers and other assets of $3.9 million, a decrease in advances from customers of $1.3 million, a decrease in other payables of $1.1 million, an increase in accounts receivable (including related party) of $0.6 million, and a decrease in taxes payable of $0.6 million.  These amounts were partially offset by a decrease in prepaid expenses - related parties of $2.1 million, a net increase in accounts payable and accrued expenses of $1.2 million, and our non-cash charges in depreciation and amortization of $0.5 and stock-based compensation of $0.2 million, respectively.

For the three months ended December 31, 2008 cash provided by operations was $13.2 million, inclusive of $4.2 million from discontinued operations.  Non cash items primarily consisted of $7.5 million in Other Than Temporary Impairment (OTTI) of our investment in marketable securities available for sale, $0.3 million in depreciation, and $0.5 million in stock-based compensations, which were partially offset by $5 million of fair value adjustments in marketable securities received for services.  Prepaid expenses and other current assets decreased $8.9 million, accounts receivable and inventories decreased $8.4 million and $6.1 million respectively, and accounts payable - related party increased $4.2 million.  These changes were partially offset by decreases of $5 million in advances from customers, 2.2 million from other payables, and $1.2 million in accounts payable and accrued expenses.

Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities for the three months ended December 31, 2009 totaled $0.5 million compared to net cash used in investing activities of $18 million for the same period of fiscal 2008.  The net cash provided by investing activities for the three months ended December 31, 2009 was a result of proceeds from the sales of marketable securities available sale of $0.7 million, partially offset by an increase in loans receivable – related party of $0.2 million.

For the three months ended December 31, 2008 cash used in investing activities totaled $18 million, including $4.6 million used in discontinued operations.  In our continuing operations, cash used in investing activities was mainly due to the purchases of $15.8 million in property, plant and equipment and an increase in notes receivable of $0.9 million, partially offset by $3.3 million from a decrease in loans receivable (including related parties).

Cash Provided by (Used in) Financing Activities

For the three months ended December 31, 2009 net cash provided by financing activities was $0.15 million. We received $0.3 million in proceeds from loans payable and $0.2 million in proceeds from the sale of common stock and the exercise warrants to purchase our common stock.  These items were partially offset by $0.35 million in loan payments to related parties.

For the three months ended December 31, 2008 cash used in financing activities totaled $0.8 million, including $2.0 million used in continuing operations offset by $1.2 million provided by discontinued operations. In our continuing operations cash used in financing activities was mainly comprised of a decrease in loans payable of $3.2 million, an increase in restricted cash of $0.8 million, and cash payments for stock purchases (including stock forward and split) of $0.4 million, which were partially offset by $1.5 million in capital contributions from non-controlling interest owners, an increase in loans payable - related parties of $0.5 million, and a decrease in loans receivable - related parties of $0.4 million.

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

In fiscal 2008, holders of our Series A Preferred Stock converted 11,944 shares out of the 12,950 shares of the Series A Preferred Stock. As of December 31, 2009 only 1,006.25 shares of Series A Preferred remained outstanding.  In the three months ended December 31, 2009 transition period we paid dividends of $40,183 in the form of our common shares, at an average of $1.37 per share. See “Note 11 – Stockholders’ Equity – Series A Preferred Stock and Related Dividends” included in the notes to our unaudited consolidated financial statements included in this report.

Noncontrolling Interest

At December 31, 2009, our consolidated balance sheet reflects a total noncontrolling interest of $18.3 million which represents the equity portion of our subsidiaries held by noncontrolling shareholders. The following table provides information regarding the noncontrolling interest by segment:

Segment	Amount (in thousands)
Magnesium segment	$15,190
Basic Materials segment	3,141
Consulting segment	-
Total	$18,331

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

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results when ultimately realized could differ from those estimates. Significant estimates in the 2009 transition period and fiscal 2008 include the allowance for doubtful accounts of accounts receivable, stock-based compensation, and the useful life of property, plant and equipment.

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

Marketable Securities

We make valuations of the carrying amount of our Marketable Securities Available for Sale quarterly pursuant to ASC 320 (SFAS 115), “Investments – Debt and Equity Securities”. We record an unrealized gain/(loss) for the fair market valuation (FMV) of such securities in the equity section of our balance sheet as Other Comprehensive income (OCI). We make an analysis at the least on an annual basis to determine if and when such unrealized (loss) has become other than temporarily impaired, and reclassify it as a realized (loss) into our current period’s net income/(loss). This determination is based on a number of factors, including but not limited to (i) the percentage of the decline, (ii) the severity of the decline in relation to the enterprise/market conditions, and (iii) the duration of the decline. It’s further discussed in Note 2 to the unaudited consolidated financial statements included in this quarterly report.

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

Comprehensive income

We follow ASC 205, “Presentation of Financial Statements,” and ASC 220 (SFAS 130), “Reporting Comprehensive Income,” to recognize the elements of comprehensive income. Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive income for the three months ended December 31 2009 and the same period of fiscal 2008 included net income, foreign currency translation adjustments, unrealized gains or losses on marketable securities available for sale, net of income taxes, and unrealized gains or losses on marketable securities available for sale-related party, net of income taxes.

Impairment of long-lived assets

In accordance with ASC 360-10 (SFAS 144), “Impairment or Disposal of Long-Lived Assets”, we periodically review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. We recognize an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the estimated fair value and the book value of the underlying asset. We did not record any impairment charges during the three months ended December 31, 2009 and 2008, respectively.

Subsidiaries Held for Sale

We follow ASC 360-10-45, “Long-Lived Assets Classified as Held for Sale,” and ASC 360-10-15, “Impairment or Disposal of Long-Lived Assets .” Long-lived assets are classified as held for sale when certain criteria are met. These criteria include management’s commitment to a plan to sell the assets; the availability of the assets for immediate sale in their present condition; an active program to locate buyers and other actions to sell the assets has been initiated; the sale of the assets is probable and their transfer is expected to qualify for recognition as a completed sale within one year; the assets are being marketed at reasonable prices in relation to their fair value; and it is unlikely that significant changes will be made to the plan to sell the assets. We measure long-lived assets to be disposed of by sale at the lower of carrying amount or fair value, less cost to sell.

Acquisitions

We account for acquisitions using the purchase method of accounting in accordance with ASC 805 (SFAS 141), Business Combinations. In each of our acquisitions for the periods presented, we determined that fair values were equivalent to the acquired historical carrying costs.

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

In August 2009, the FASB issued the FASB Accounting Standards Update (ASU) No. 2009-04 “Accounting for Redeemable Equity Instruments - Amendment to ASC 480-10-S99,” which represents an update to ASC Section 480-10-S99, distinguishing liabilities from equity, per EITF Topic D-98, Classification and Measurement of Redeemable Securities. We do not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

In August 2009, the FASB issued the FASB Accounting Standards Update (ASU) No. 2009-05 “Fair Value Measurement and Disclosures (ASC Topic 820) – Measuring Liabilities at Fair Value”, which provides amendments to ASC Subtopic 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities. This update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: 1. A valuation technique that uses: a. The quoted price of the identical liability when traded as an asset b. Quoted prices for similar liabilities or similar liabilities when traded as assets. 2. Another valuation technique that is consistent with the principles of ASC 820; two examples would be an income approach, such as a present value technique, or a market approach, such as a technique that is based on the amount at the measurement date that the reporting entity would pay to transfer the identical liability or would receive to enter into the identical liability. The amendments in this update also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The amendments in this update also clarify that both a quoted price in an active market for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. We do not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2009, the FASB issued the FASB Accounting Standards Update (ASU) No. 2009-08 “Earnings Per Share – Amendments to Section 260-10-S99,” which represents technical corrections to ASC 260-10-S99, Earnings per share, based on EITF Topic D-53,  Computation of Earnings Per Share for a Period that includes a Redemption or an Induced Conversion of a Portion of a Class of Preferred Stock and EITF Topic D-42, The Effect of the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock . We do not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2009, the FASB issued the FASB Accounting Standards Update (ASU) No. 2009-09 “Accounting for Investments-Equity Method and Joint Ventures and Accounting for Equity-Based Payments to Non-Employees”. This update represents a correction to Section 323-10-S99-4, Accounting by an Investor for Stock-Based Compensation Granted to Employees of an Equity Method Investee. Additionally, it adds observer comment “Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees” to the Codification. We do not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2009, the FASB issued the FASB Accounting Standards Update (ASU) No. 2009-12 “Fair Value Measurements and Disclosures Topic 820 – Investment in Certain Entities That Calculate Net Assets Value Per Share (or Its Equivalent)”, which provides amendments to ASC Subtopic 820-10, Fair Value Measurements and Disclosures-Overall, for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). The amendments in this update permit, as a practical expedient, a reporting entity to measure the fair value of an investment that is within the scope of the amendments in this update on the basis of the net asset value per share of the investment (or its equivalent) if the net asset value of the investment (or its equivalent) is calculated in a manner consistent with the measurement principles of ASC Topic 946 as of the reporting entity’s measurement date, including measurement of all or substantially all of the underlying investments of the investee in accordance with ASC Topic 820. The amendments in this update also require disclosures by major category of investment about the attributes of investments within the scope of the amendments in this update, such as the nature of any restrictions on the investor’s ability to redeem its investments at the measurement date, any unfunded commitments (for example, a contractual commitment by the investor to invest a specified amount of additional capital at a future date to fund investments that will be make by the investee), and the investment strategies of the investees. The major category of investment is required to be determined on the basis of the nature and risks of the investment in a manner consistent with the guidance for major security types in U.S. GAAP on investments in debt and equity securities in paragraph ASC 320-10-50-1B. The disclosures are required for all investments within the scope of the amendments in this update regardless of whether the fair value of the investment is measured using the practical expedient. We do not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

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

Cautionary Note Regarding Forward-Looking Information and Factors That May Affect Future Results

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This Quarterly Report on Form 10-Q and other written and oral statements that we make from time to time contain such forward-looking statements that set out anticipated results based on management’s plans and assumptions regarding future events or performance. We have tried, wherever possible, to identify such statements by using words such as "anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will” and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results of current and anticipated sales efforts, expenses, the outcome of contingencies, such as legal proceedings, and financial results. A list of factors that could cause our actual results of operations and financial condition to differ materially is set forth below, and these factors are discussed in greater detail under Item 1A – “Risk Factors” of our 2009 Transition Report on Form 10-K:

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

•	The impact of a loss of our land use rights.
•	Our ability to comply with the United States Foreign Corrupt Practices Act which could subject us to penalties and other adverse consequences.
•	Limits under the Investment Company Act of 1940 on the value of securities we can accept as payment for our business consulting services.
•	Our acquisition efforts in future periods may be dilutive to our then current shareholders.
•	The risks and hazards inherent in the mining industry on the operations of our basic materials segment.
•	Our inability to enforce our rights due to policies regarding the regulation of foreign investments in China.
•	The impact of environmental and safety regulations, which may increase our compliance costs and reduce our overall profitability.
•	The effect of changes resulting from the political and economic policies of the Chinese government on our assets and operations located in the PRC.
•	The impact of Chinese economic reform policies.
•	The influence of the Chinese government over the manner in which our Chinese subsidiaries must conduct our business activities.
•	The impact on future inflation in China on economic activity in China.
•	The impact of any recurrence of severe acute respiratory syndrome, or SAR’s, or another widespread public health problem.
•	The limitation on our ability to receive and use our revenues effectively as a result of restrictions on currency exchange in China.
•	Delisting of our securities by NASDAQ from quotation on its exchange could limit investors??ability to make transactions in our securities and subject us to additional trading restrictions.
•	Recent substantial declines in the market price for shares of our common stock and continued highly volatile and wide market price fluctuations.

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

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer (CEO), and our Chief Financial Officer (CFO), to allow timely decisions regarding required disclosure. Management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2009.

Based on the evaluation we determined that our internal controls and procedures were not effective as a result of continuing significant deficiencies or material weaknesses previously identified in our 2009 Transition Report on Form 10-K.  In our 2009 Transition Report on Form 10-K, we identified the following weaknesses: (1) a lack of internal control over financial reporting related to cash management and related party transactions, (2) a lack of an integrated financial accounting system, (3) a control deficiency at one of our subsidiaries that prevented us from auditing its financial statements prompting us to establish a loss reserve equal to our investment in that subsidiary, (4) a failure to maintain a sufficient complement of accounting personnel in our Magnesium segment operations, and (5) accounting for other-than-temporary-impairment related to available for sale securities that caused us to restate our consolidated financial statements for the year ended December 31, 2008.  Solely as a result of these significant deficiencies and/or material weaknesses, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were not effective as of December 31, 2009.  In our 2009 Transition Report on Form 10-K we set forth our remediation actions and committed to a remediation plan in addressing the aforementioned significant deficiencies and/or material weaknesses during fiscal 2010.  Through continued training, recruiting, and an improved retention of qualified accounting staff a better awareness of the importance of such controls and procedures has been achieved.  However, a substantial improvement needs to be made throughout the remainder of fiscal 2010 in order to achieve our overall remediation target and objectives.

A “significant deficiency” is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of a registrant’s financial reporting.  And, a “material weakness” is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements would not be prevented or detected on a timely basis.

Changes in Internal Control

There were no changes in our internal control over financial reporting identified in connection with the evaluation of our controls performed during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

A discussion discussing legal proceedings can be found under Item 3, “Legal Proceedings”, in our 2009 Transition Report on Form 10-K. There has been no material change in our Legal Proceedings from those previously discussed in the 2009 Transition Report on Form 10-K.

Item 1A.	Risk Factors

Risk factors describing the major risks to our business can be found under Item 1A, “Risk Factors”, in our 2009 Transition Report on Form 10-K.  There has been no material change in our risk factors from those previously discussed in the 2009 Transition Report on Form 10-K.

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

10.14
Asia Magnesium Ownership Transfer Agreement dated July 1, 2007 between Tung Kong and Capital One Resource Co., Ltd. (incorporated herein by reference to Exhibit 10.2 as part of the Company’s Quarterly Report on Form 10-QSB for the period ended June 30, 2007 filed with the Commission on August 8, 2007 (Commission File No. 000-26415)).

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
Form of Restricted Stock Agreement for Executive Officer awards under the Company’s fiscal 2008 Executive Stock Incentive Plan (incorporated herein by reference to Exhibit 10.25 filed as a part of the Company’s Form 10-Q filed with the Commission on August 8, 2008 (Commission File No. 001-33694)).

10.26	+
Form of Restricted Stock Agreement for Non-Executive Officer awards under the Company’s fiscal 2008 Non-Executive Stock Incentive Plan (incorporated herein by reference to Exhibit 10.26 filed as a part of the Company’s Form 10-Q filed with the Commission on August 8, 2008 (Commission File No. 001-33694)).

10.27	+
Form of Restricted Stock Agreement for awards to Directors under the Company’s fiscal 2008 Non-Executive Stock Incentive Plan (incorporated herein by reference to Exhibit10.27 filed as a part of the Company’s Form 10-Q filed with the Commission on August 8, 2008 (Commission File No. 001-33694)).

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

31.1	*	Section 302 Certification of Chief Executive Officer.
31.2	*	Section 302 Certification of Principal Financial and Accounting Officer.
32.1	*	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer.

+	Management contract or compensatory plan or arrangement.
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA DIRECT INDUSTRIES, INC.

Date: February 11, 2010	By: /s/ Yuejian (James) Wang
Yuejian (James) Wang,
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: February 11, 2010	By: /s/ Andrew X Wang
Andrew X Wang
Chief Financial Officer
(Principal Financial and Accounting Officer)