Form 10-Q
period 2010-03-31
China Direct Industries, Inc.
filed 2010-05-13
CIK 1088787

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[√]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 30,798,093 shares of common stock were issued and outstanding as of May 10, 2010.

INDEX OF CERTAIN DEFINED TERMS USED IN THIS REPORT

When used in this report the terms:

•	“China Direct Industries”, “we”, “us” or "our” refers to China Direct Industries, Inc., a Florida corporation, and our subsidiaries;
•	“CDI China”, refers to CDI China, Inc., a Florida corporation, and a wholly owned subsidiary of China Direct Industries; and
•	“PRC” refers to the People’s Republic of China.

Magnesium Segment

•	“Chang Magnesium”, refers to Taiyuan Changxin Magnesium Co., Ltd., a company organized under the laws of the PRC and a 51% owned subsidiary of CDI China;
•	“Chang Trading”, refers to Taiyuan Changxin YiWei Trading Co., Ltd., a company organized under the laws of the PRC and a wholly owned subsidiary of Chang Magnesium;
•	“Excel Rise”, refers to Excel Rise Technology Co., Ltd., a Brunei company and a wholly owned subsidiary of Chang Magnesium;
•	“CDI Magnesium”, refers to CDI Magnesium Co., Ltd., a Brunei company and a 51% owned subsidiary of Capital One Resources;
•	“Asia Magnesium”, refers to Asia Magnesium Corporation Limited, a company organized under the laws of Hong Kong and a wholly owned subsidiary of Capital One Resource;
•	“Golden Magnesium" refers to Shanxi Gu County Golden Magnesium Co., Ltd., a company organized under the laws of the PRC and a 52% owned subsidiary of Asia Magnesium;
•	“Pan Asia Magnesium”, refers to Pan Asia Magnesium Co., Ltd., a company organized under the laws of the PRC and a 51% owned subsidiary of CDI China;
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

PART 1 - FINANCIAL INFORMATION

Item 1.	Financial Statements.

CHINA DIRECT INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
	March 31, 2010	September 30, 2009
	Unaudited
ASSETS
Current Assets:
Cash and cash equivalents	$15,072,206	$12,851,310
Investment in marketable securities available for sale	2,274,299	4,984,351
Investment in marketable securities available for sale - related party	596,680	604,686
Investment in subsidiaries -- cost method	290,864	290,864
Accounts receivable, net of allowance of $216,875 and $745,786 at March 31, 2010 and September 30, 2009, respectively	10,355,073	8,195,916
Accounts receivable - related parties	2,065,328	2,355,059
Inventories, net	7,664,580	5,806,722
Prepaid expenses and other current assets	6,599,312	5,092,205
Prepaid expenses - related parties	4,465,723	5,823,039
Loans receivable - related parties	1,370,747	1,094,142
Current assets of discontinued operations	51,345	51,345
Total current assets	50,806,157	47,149,639
Restricted cash	716,783	722,324
Property, plant and equipment, net	30,323,027	31,331,992
Prepaid expenses and other assets	2,443	1,836
Property use rights, net	1,089,766	1,113,902
Long-lived assets of discontinued operations	196,078	196,077
Total assets	$83,134,254	$80,515,770

LIABILITIES AND EQUITY
Current Liabilities:
Loans payable-short term	$1,952,868	$1,521,002
Accounts payable and accrued expenses	7,139,870	7,708,730
Accounts payable-related parties	51,736	51,716
Advances from customers and deferred revenue	1,388,865	2,007,137
Other payables	1,276,348	3,072,238
Other payables - related parties	374,483	399,629
Taxes payable	443,057	1,130,907
Current liabilities of discontinued operations	300,000	300,000
Total current liabilities	12,927,227	16,191,359
Total liabilities	12,927,227	16,191,359

CHINA DIRECT INDUSTRIES INC. EQUITY
Preferred Stock: $.0001 par value, stated value $1,000 per share; 1,006 shares outstanding at March 31, 2010 and September 30, 2009, respectively.	1,006,250	1,006,250
Common Stock: $.0001 par value; 30,635,475 and 27,189,719 outstanding at March 31, 2010 and September 30, 2009, respectively.	3,064	2,719
Additional paid-in capital	63,044,813	57,492,755
Accumulated other comprehensive income	1,543,404	1,902,221
Accumulated deficit	(13,716,371)	(14,328,732)
Total China Direct Industries, Inc. stockholders' equity	51,881,160	46,075,213
Noncontrolling interests	18,325,867	18,249,198
Total Equity	70,207,027	64,324,411
Total liabilities and equity	$83,134,254	$80,515,770
The accompanying notes are an integral part of these financial statements.

 CHINA DIRECT INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended March 31		For the Six Months Ended March 31
	2010	2009	2010	2009

Revenues	$21,223,422	$16,056,677	$41,034,154	$41,407,486
Revenues-related parties	2,147,104	4,629,432	4,588,900	18,235,074
Total revenues	23,370,526	20,686,109	45,623,054	59,642,560
Cost of revenues	21,376,375	19,317,293	41,804,685	59,339,911
Gross profit	1,994,151	1,368,816	3,818,369	302,649

Operating expenses:
Selling, general, and administrative	2,469,306	2,463,109	5,262,809	6,132,949
Operating loss	(475,155)	(1,094,293)	(1,444,440)	(5,830,300)
Other (expense) income:
Other (expense) income	(53,920)	56,169	48,485	66,828
Interest income (expense)	4,614	46,088	3,614	(11,384)
Realized gain (loss) on sale of marketable securities	2,066,497	(232,711)	2,101,188	(331,529)
Realized loss on Other Than Temporary Impairment	-	-	-	(7,521,088)
Realized gain on sale subsidiaries	-	-	-	238,671
Total other income (expense)	2,017,191	(130,454)	2,153,287	(7,558,502)
Income (loss) from continuing operations before income taxes	1,542,036	(1,224,747)	708,847	(13,388,802)

Income tax (expense) benefit	(15,206)	71,579	(54,924)	179,470
Income (loss) from continuing operations, net of income taxes	1,526,830	(1,153,168)	653,923	(13,209,332)
Loss from discontinued operations	-	(620,579)	-	(1,536,823)
Net income (loss)	$1,526,830	$(1,773,747)	$653,924	$(14,746,155)
Net income attributable to noncontrolling interests-continuing operations	130,354	14,132	18,746	2,389,489
Net income attributable to noncontrolling interests-discontinued operations	-	304,084	-	753,045
Net income (loss) attributable to China Direct Industries, Inc.	$1,657,184	$(1,455,531)	$672,669	$(11,603,621)

Deduct dividends on Series A Preferred Stock:
Preferred stock dividend	(20,125)	(20,235)	(60,308)	(40,470)

Net income (loss) attributable to common stockholders	$1,637,059	$(1,475,766)	$612,361	$(11,644,091)

Basic and diluted income (loss) per common share:
Basic	$0.06	$(0.06)	$0.02	$(0.49)
Diluted	$0.06	$(0.06)	$0.02	$(0.49)
Basic weighted average common shares outstanding	28,594,256	23,414,500	27,981,440	23,555,518
Diluted weighted average common shares outstanding	29,057,018	23,414,500	28,444,202	23,555,518
The accompanying notes are an integral part of these financial statements.

CHINA DIRECT INDUSTRIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EQUITY
(Unaudited)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Comprehensive Income	Retained Earnings	Non-controlling Interests	Total

Balance, September 30, 2009	1,006	$1,006,250	27,189,719	$2,719	$57,492,756	$1,902,221	$(14,328,732)	$18,249,198	$64,324,411

Dividends paid to preferred stockholders	-	-	29,255	3	40,183	-	(60,308)	-	(20,122)
Common stock sold	-	-	2,760,975	276	4,520,209	-	-	-	4,520,485
Restricted stock award - employees	-	-	207,767	21	441,819	-	-	-	441,840
Restricted stock award - consultants	-	-	127,454	13	177,817	-	-	-	177,830
Restricted stock award - board of directors	-	-	60,305	6	57,336	-	-	-	57,342
Stock option amortization	-	-	-	-	18,292	-	-	-	18,292
Common stock purchase warrants exercised	-	-	260,000	26	296,401	-	-	-	296,427
Noncontrolling interests	-	-	-	-	-	-	-	76,669	76,669
Comprehensive income:
Net income for the period ended March 31, 2010	-	-	-	-	-	-	672,669	-	672,669
Other comprehensive income, net of tax:
Foreign currency translation gain	-	-	-	-	-	96,819	-	-	96,819
Unrealized loss on marketable securities AFS	-	-	-	-	-	(455,635)	-	-	(455,635)
Unrealized loss on marketable securities AFS-related parties
Balance, March 31, 2010	1,006	$1,006,250	30,635,475	$3,064	$63,044,813	$1,543,405	$(13,716,371)	$18,325,867	$70,207,027

The accompanying notes are an integral part of these financial statements.

CHINA DIRECT INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended March 31,
	2010	2009
CASH FLOWS - OPERATING ACTIVITIES
Net income (loss)	$653,924	$(14,746,155)
Loss from discontinued operations	-	1,536,823
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	1,128,648	841,506
Allowance for bad debt	(528,911)	(128,774)
Stock based compensation	517,472	1,053,538
Realized (gain) loss on sale of investment in marketable securities	(2,100,422)	331,529
Realized gain on investment in marketable securities-related party	(786)	-
Realized gain on sale subsidiaries	-	(238,670)
Realized loss on investment in marketable securities	-	7,521,088
Fair value of securities received for services and interest	(1,737,248)	(5,177,108)
Fair value of securities paid for services	177,830	-
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(1,507,712)	11,598,685
Prepaid expenses - related parties	1,357,315	3,133,194
Inventories	(1,857,858)	4,988,034
Accounts receivable	(1,630,245)	14,187,919
Accounts receivable - related parties	289,731	(3,593,044)
Deferred compensation	163,600	-
Accounts payable and accrued expenses	(568,861)	(4,643,636)
Accounts payable - related party	374,503	(548,374)
Advances from customers	(20,160)	(6,148,179)
Other payables	(1,795,890)	(1,779,364)
Taxes payable	(687,850)	(357,988)
Net cash (used in) provided by continuing operations	(7,772,920)	7,831,024
Net cash provided by discontinued operations - Wanda	-	511,448
Net cash provided by discontinued operations - Pan Asia	-	3,336,785
CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(7,772,920)	11,679,257

CASH FLOWS - INVESTING ACTIVITIES
Increase in notes receivable	-	(942,713)
Decrease in loans receivable	-	1,531,138
Repayment of loans	(276,605)	-
Increase in loans payable-related party	-	2,037,454
Proceeds from the sale of marketable securities available for sale	5,758,313	372,038
Purchases of property, plant and equipment	(95,547)	(15,873,468)
Net cash provided by (used in) investing activities - continuing operations	5,386,161	(12,875,551)
Net cash used for investing activities - discontinued operations	-	(4,538,229)
CASH PROVIDED BY(USED IN) INVESTING ACTIVITIES	5,386,161	(17,413,780)

CASH FLOWS - FINANCING ACTIVITIES
Decrease (increase) in restricted cash	5,541	(1,807,266)
Proceeds from loans payable	431,866	221,906
Payment of loans payable	-	(2,152,257)
Due from related parties	-	(158,041)
Due to related parties	(399,629)	(445,115)
Net proceeds from sale of common stock	4,520,485	-
Proceeds from exercise of warrants/options	296,427	7,791
Cash payment for stock split/forward and stock repurchase	-	(2,045,043)
Cash dividend payment to preferred stock holders	(20,125)	-
Capital contribution from minority interest owners	-	2,201,332
Offering expenses	138,933	-
Cash provided by financing activities - continuing operations	4,973,498	(4,176,693)
Cash (used in) provided by financing activities - discontinued operations	-	1,356,183
CASH PROVIDED BY(USED IN) FINANCING ACTIVITIES	4,973,498	(2,820,510)

Effect of Exchange Rate on Cash	(365,843)	517,655
Net (decrease) increase in cash	2,220,896	(8,037,378)
Cash and equivalents, beginning of year-continuing operations	12,851,310	19,097,265
Cash and equivalents, beginning of year-discontinued operations	-	539,597
Cash and equivalents, beginning of the year	12,851,310	19,636,862
Cash and equivalents, end of period	15,072,206	11,599,484
Less cash and equivalents of discontinued operations, end of year	-	10,112
Cash and equivalents of continuing operations, end of year	$15,072,206	$11,589,372
Supplemental disclosures of cash flow information:
Dividend payment in stock to preferred shareholders	$60,308	$80,925

The accompanying notes are an integral part of these financial statements.

CHINA DIRECT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Business and Organization

China Direct Industries, Inc., a Florida corporation and its subsidiaries are referred to in this report as “we”, “us”, “our”, or “China Direct Industries”.

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

In our Magnesium segment, currently our largest segment by assets and prior to the 2009 transition period was the largest segment by revenues, we produce, sell and distribute pure magnesium ingots, magnesium powders and magnesium scraps.

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

We discontinued our Clean Technology segment which we launched in fiscal 2007 when we completed the sale of our 81% interest in CDI Clean Technology and its subsidiaries, CDI Wanda and Yantai CDI Wanda to PE Brothers Corp. In the third quarter of fiscal 2008 for $1,240,000 and recorded a gain on the sale of $238,670. The sale was finalized in October 2008.  We account for our 19% ownership interest in CDI Clean Technology using the cost method of accounting.

In the second quarter of the 2009 Transition Period (as defined later in this report) we formed International Magnesium Group as a wholly owned subsidiary to consolidate our magnesium holdings under one corporate entity and to create an identifiable brand name to unify marketing efforts for these operations.

In July 2009 we formed CDII Trading, Inc., a wholly owned subsidiary to engage in the global purchases and sales of industrial commodities for China Direct Industries and its subsidiaries and client companies. CDII Trading focuses its efforts in North and South America, Russia, parts of Africa and the European Union. CDII Trading seeks to market products from China Direct Industries and its various business units as well as to market and procure products for its consulting clients. CDII Trading also seeks to leverage China Direct Industries relationships in China and other countries to opportunistically trade additional complementary products for its end customers.

On September 29, 2009 our board of directors committed to a plan to sell our 51% interest in Pan Asia Magnesium, Ltd. (“Pan Asia Magnesium”) which is presented in these consolidated financial statements as a discontinued operation.  See Note 14 - Discontinued Operations.

In October 2009 we formed International Magnesium Trading Corp as a wholly owned subsidiary of International Magnesium Group to engage in the trading of magnesium products.

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

CHINA DIRECT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

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
MARCH 31, 2010

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

Our audited and unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the requirements for reporting on Form 10-Q. Accordingly, the unaudited consolidated financial statements  do not include all the information and footnotes required by U.S. generally accepted accounting principles for annual financial statements. However, the information included in these interim financial statements reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full year. The consolidated balance sheet information as of September 30, 2009 was derived from the audited consolidated financial statements included in our Transition Report on Form 10-K for the nine month period ended September 30, 2009. The interim financial statements should be read in conjunction with our Form 10-K for the nine month period ended September 30, 2009. Certain reclassifications have been made to prior year amounts to conform to the current year presentation and to disclose our reclassification of discontinued operations treatment of Pan Asia Magnesium and a reclassification of revenues for intercompany interest income which should have been booked as Other Payable – Related Parties.  See Note 4 – Comprehensive Income.

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Significant estimates in the 2009 Transition Period and fiscal 2010 include the valuation of investments held for sale, the allowance for doubtful accounts on accounts receivable, the allowance for obsolete inventory, the fair value of stock-based compensation, and the useful life of property, plant and equipment.

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

Assumptions and estimates employed in these areas are material to our reported financial condition and results of operations. These assumptions and estimates have been materially accurate in the past and are not expected to materially change in the future. Actual results could differ from these estimates.

CHINA DIRECT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, we consider all highly liquid investments with original maturities of three months or less to be cash equivalents. The carrying values of these investments approximate their fair value.

Concentration of Credit Risks

Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash and trade accounts receivable. We deposit our cash with high credit quality financial institutions in the United States and China. As of March 31, 2010, bank deposits in the United States exceeded federally insured limits by $252,154. At March 31, 2010, we had deposits of $3,961,384 in banks in China. In China, there is no equivalent federal deposit insurance as in the United States, so the amounts held in banks in China are not insured. We have not experienced any losses in such bank accounts through March 31, 2010.

At March 31, 2010 and September 30, 2009, bank deposits by geographic area were as follows:

Country	March 31, 2010		September 30, 2009
United States	$11,110,822	74%	$8,625,782	67%
China	3,961,384	26%	4,225,528	33%
Total cash and cash equivalents	$15,072,206	100%	$12,851,310	100%

In an effort to mitigate any potential risk, we periodically evaluate the credit quality of the financial institutions at which we hold deposits, both in the United States and China.

Accounts Receivable

Accounts receivable are reported at net realizable value. We have established an allowance for doubtful accounts based upon factors pertaining to the credit risks of specific customers, historical trends, age of the receivable and other information. Delinquent accounts are written off when it is determined that the amounts are uncollectible. At March 31, 2010 and September 30, 2009, allowances for doubtful accounts were $216,875 and $745,786, respectively.

Inventories

Inventories, consisting of raw materials and finished goods, are stated at the lower of cost or market utilizing the weighted average method. Inventories as of March 31, 2010 and September 30, 2009 were $7,664,580 and $5,806,722, respectively. Due to the nature of our business and the short duration of the manufacturing process of our products, there was no work-in-process inventory at March 31, 2010 and September 30, 2009.

Accounts Payable-Related Parties

At March 31, 2010 our consolidated balance sheet reflects accounts payable-related party of $51,736.  At September 30, 2009, our consolidated balance sheet reflects accounts payable-related party of $51,716.   Accounts payable-related parties are discussed in further detail in Note 10 - Related Party Transactions.

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

CHINA DIRECT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

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

Marketable Securities

Marketable securities held for sale and marketable securities held for sale-related party at March 31, 2010 and September 30, 2009 consists of the following:

Company	March 31, 2010	% of Total	September 30, 2009	% of Total
China America Holdings, Inc.	$625,384	22%	$540,200	10%
China Logistics Group, Inc.	761,000	26%	761,000	13%
Dragon International Group Corp.	45,632	2%	228,158	4%
China Armco Metals, Inc.	842,283	29%	3,116,993	56%
Sunwin International Neutraceuticals, Inc.	-	0%	338,000	6%
Dragon Capital Group Corp.	596,680	21%	604,686	11%
Marketable securities held for sale	$2,870,979	100%	$5,589,037	100%

All the securities, including preferred stock, common stock, and common stock purchase warrants, were received from our clients as consulting fees.  We categorize the securities as investments in marketable securities available for sale or investments in marketable securities available for sale-related parties.  These securities (exclusive of preferred stock and common stock purchase warrants) are quoted either on an exchange or over the counter market system. Some of the securities are restricted and cannot be readily resold by us absent a registration of those securities under the Securities Act of 1933 (the “Securities Act”) or the availabilities of an exemption from the registration requirements under the Securities Act. Our policy is to liquidate the securities on a regular basis.  As these securities are often restricted, we are unable to liquidate them until the restriction is removed. We recognize revenue for common stock based on the fair value at the time common stock is granted and for common stock purchase warrants based on the Black-Scholes valuation model.  Unrealized gains or losses on marketable securities available for sale and on marketable securities available for sale-related party are recognized on a quarterly basis as an element of comprehensive income based on changes in the fair value of the security. Once liquidated, realized gains or losses on the sale of marketable securities available for sale and marketable securities available for sale-related party are reflected in our net income for the period in which the security was liquidated.

In accordance with ASC 850, “Related Party Disclosures”, we recognized Dragon Capital Group Corp. (“Dragon Capital”) as a related party.   Mr. Lisheng (Lawrence) Wang, the CEO and Chairman of the Board of Dragon Capital, is the brother of Dr. James Wang, our CEO and Chairman of the Board of Directors.  The securities of Dragon Capital accounted for all the investments in marketable securities available for sale-related party and totaled $596,680 and $604,686 at March 31, 2010 and September, 2009, respectively.  These securities were issued by Dragon Capital as compensation for consulting services. Dragon Capital is a non-reporting company whose securities are quoted on the Pink Sheets, and as such, under Federal securities laws, securities of Dragon Capital cannot be readily resold by us, generally, absent a registration of those securities under the Securities Act. Dragon Capital does not intend to register the securities.

Under the guidance of ASC320, “Investments”, we periodically evaluate other-than-temporary impairment (OTTI) of securities to determine whether a decline in their value is other than temporary.  Management utilizes criteria such as the magnitude and duration of the decline, in addition to the reasons underlying the decline, to determine whether the loss in value is other than temporary. The term “other-than-temporary” is not intended to indicate that the decline is permanent.  It indicates that the prospects for a near term recovery of value are not necessarily favorable, or that there is a lack of evidence to support fair values equal to, or greater than, the carrying value of the investment. Once a decline in value is determined to be other than temporary, the value of the security is reduced and a corresponding impairment charge to earnings is recognized.  In the assessment of OTTI for various securities at March 31, 2010 and September 30, 2009 the guidance in ASC 320, “the Investment-Debt and Equity Securities,” is carefully followed.  Management determined that some of our investments in marketable securities are impaired because their fair value as quoted on an exchange or an inter-dealer quotation system is less than their cost basis and also determined that the impairment is other–than-temporary impairment after applying the guidance in Section 325-40-35 to the evaluation of the securities.  In accordance with Section 325-35-33, when an entity has decided to sell an impaired available-for-sale security and the entity does not expect the fair value of the security to fully recover before the expected time of sale, the security shall be deemed other-than-temporarily impaired in the period in which the decision to sell is made.  However, an entity shall recognize an impairment loss when the impairment is deemed other than temporary impairment even if a decision to sell has not been made.  For the six month period ended March 31, 2010 and 2009 we had a loss related to other than temporary impairment of $0 and $7,521,088, respectively.

CHINA DIRECT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

The realized gain (loss) on sale of marketable securities available for sale in the three month periods ended March 31, 2010 and 2009 was $2,066,497 and ($232,711), respectively.

The realized gain (loss) on sale of marketable securities available for sale in the six month periods ended March 31, 2010 and 2009 was $2,101,188 and ($331,529), respectively.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of (i) prepayments to vendors for merchandise that had not yet been shipped, (ii) value added tax refunds available from the Chinese government, (iii) loans receivable and (iv) other receivables.  At March 31, 2010 and September 30, 2009, our consolidated balance sheets include prepaid expenses and other current assets of $6,599,312 and $5,092,205, respectively.

Prepaid Expenses – Related Parties

Prepaid expenses-related parties were $4,465,723 and $5,823,039 at March 31, 2010 and September 30, 2009, respectively. This item is discussed in further detail in Note 10 - Related Party Transactions.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost and depreciated on a straight line basis over their estimated useful lives of three to forty years. Maintenance and repairs are charged to expense as incurred. Significant renewals and improvements are capitalized.

Acquisitions

We account for acquisitions using the purchase method of accounting in accordance with the provisions of Topic 805, “Business Combinations”.  In each of our acquisitions for prior periods presented, we determined that fair values were equivalent to the acquired historical carrying costs.  We had no acquisitions during the six months ended March 31, 2010.

Advances from Customers and Deferred Revenues

Advances from customers represent (i) prepayments to us for merchandise that had not yet been shipped to customers, and (ii) the fair value of securities received as compensation which will be amortized over the term of the respective consulting agreement. We will recognize these advances as revenues as customers take delivery of the goods or when the services have been rendered, in compliance with our revenue recognition policy. Advances from customers totaled $790,753 and $1,764,177 at March 31, 2010 and September 30, 2009, respectively while deferred revenue totaled $598,112 and $242,960, respectively

Comprehensive Income

We follow ASC 220, “Comprehensive Income” to recognize the elements of comprehensive income. Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive income for the six months ended March 31, 2010 and 2009 included net income, foreign currency translation adjustments, unrealized gain/losses on marketable securities available for sale, net of income taxes, and unrealized losses on marketable securities available for sale-related party, net of income taxes.  See Note 4 – Comprehensive Income for details.

CHINA DIRECT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

Foreign Currency Translation

The accompanying consolidated financial statements are presented in United States dollars. The functional currency of our Chinese subsidiaries is the Renminbi, the official currency of the People’s Republic of China, (“RMB”). Capital accounts of the consolidated financial statements are translated into United States dollars from RMB at their historical exchange rates when the capital transactions occurred. Assets and liabilities are translated at the exchange rates as of the balance sheet date. Income and expenditures are translated at the average exchange rates for the six months ended March 31, 2010 and September 30, 2009. A summary of the conversion rates for the periods presented is as follows:

	March 31,	September 30,
	2010	2009
Quarter end RMB: U.S. dollar exchange rate	6.8361	6.8376
Average year-to-date RMB: U.S. dollar exchange rate	6.8360	6.8425

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through PRC authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into United States dollars at the rates applied in the translation.

Impairment of Long-Lived Assets

In accordance with ASC 360, “Property, Plant, and Equipment”, we periodically review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. We recognize an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the estimated fair value and the book value of the underlying asset. We did not record any impairment charges during the six month periods ended March 31, 2010 and 2009.

Subsidiaries Held for Sale

Long-lived assets are classified as held for sale when certain criteria are met. These criteria include management’s commitment to a plan to sell the assets; the availability of the assets for immediate sale in their present condition; an active program to locate buyers and other actions to sell the assets has been initiated; the sale of the assets is probable and their transfer is expected to qualify for recognition as a completed sale within one year; the assets are being marketed at reasonable prices in relation to their fair value; and it is unlikely that significant changes will be made to the plan to sell the assets. We measure long-lived assets to be disposed of by sale at the lower of carrying amount or fair value, less associated costs.  On September 29, 2009 our board of directors committed to a plan to sell our 51% interest in Pan Asia Magnesium which is presented in these consolidated financial statements as a discontinued operation.  See Note 14 - Discontinued Operations.

Noncontrolling Interest

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

CHINA DIRECT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

Income Taxes

We accounted for income taxes in accordance with ASC 740, “Income Taxes”.  ASC 740 requires the recognition of deferred tax assets and liabilities to reflect the future tax consequences of events that have been recognized in our financial statements or tax returns. Measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between the financial reporting and tax basis of our assets and liabilities result in a deferred tax asset, ASC 740 requires an evaluation of the probability of our being able to realize the future benefits indicated by such assets. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some or the entire deferred tax asset will not be realized.  For the six month period ended March 31, 2010, we generated income of total $1,088,386 in the United States.  Income tax expense was not recorded on these earnings as net operating loss carry-forwards are available to offset the income.  We continue to evaluate whether the remaining deferred tax asset will be realized and will record an income tax benefit in the period the valuation allowance is removed.

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

Revenue Recognition

We follow the guidance of ASC 605, “Revenue Recognition,” for revenue recognition. In general, we record revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured.  When our clients securities are received for our services, we follow the guidance of ASC 505, “Equity-Based Payments to Non-Employees” to measure and recognize our revenue.  Topic 505-30-18 instructs that an entity (grantee or provider) may enter into transactions to provide goods or services in exchange for equity instruments.  The grantee shall measure the fair value of the equity instruments in these transactions using the stock price and other measurement assumptions as of the earlier of either of the following dates referred to as the measurement date.

a.
The date the parties come to a mutual understanding of the terms of the equity-based compensation arrangement and a commitment for performance by the grantee to earn the equity instruments (a performance commitment) is reached

b.	The date at which the grantee’s performance necessary to earn the equity instruments is complete (that is, the vesting date).

Currently we measure and recognize the revenue from the equity securities of China Armco Metals, Inc.,  upon completion of the services performed based on the terms provided for in our consulting agreements with our clients, while the equity securities of all other clients are measured, using the grant date in accordance with ASC 605.

Stock-based Compensation

We account for the grant of stock options, warrants and restricted stock awards in accordance with ASC 718, “Compensation-Stock Compensation.”   ASC 718 requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity based compensation.

Recent Pronouncements

Accounting for decreases in ownership of a subsidiary - In January 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2010-02, “Accounting and Reporting for Decreases in Ownership of a Subsidiary,” which clarifies the scope of the guidance for the decrease in ownership of a subsidiary in ASC 810, “Consolidations,” and expands the disclosures required for the deconsolidation of a subsidiary or de-recognition of a group of assets. This guidance was effective on January 1, 2009.

CHINA DIRECT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

Accounting for distributions to shareholders - In January 2010, the FASB issued ASU 2010-01, “Accounting for Distributions to Shareholders with Components of Stock and Cash,” which clarifies that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in earnings per share prospectively and is not a stock dividend for purposes of applying ASC 505, “Equity,” and ASC 260, “Earnings Per Share.” This guidance is effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. The application of the requirements of this guidance had no effect on the accompanying consolidated financial statements.

On June 5, 2003, the United States Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), as amended by SEC Release No. 33-9072 on October 13, 2009.  Commencing with our annual report for the year ending September 30, 2010, we will be required to include a report of management on our internal control over financial reporting. The internal control report must include a statement

·	Of management’s responsibility for establishing and maintaining adequate internal control over its financial reporting;
·	Of management’s assessment of the effectiveness of its internal control over financial reporting as of year end; and
·	Of the framework used by management to evaluate the effectiveness of our internal control over financial reporting.

Furthermore, we are required to file the auditor’s attestation report separately on our internal control over financial reporting on whether we believe that we have maintained, in all material respects, effective internal control over financial reporting.

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

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-08 “Earnings Per Share – Amendments to Section 260-10-S99”, which represents technical corrections to topic 260-10-S99, Earnings per share, based on EITF Topic D-53, Computation of Earnings Per Share for a Period that includes a Redemption or an Induced Conversion of a Portion of a Class of Preferred Stock and EITF Topic D-42, The Effect of the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock. We do not expect the adoption of this update to have a material impact on our consolidated financial position, results of operations or cash flows.

CHINA DIRECT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

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
MARCH 31, 2010

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

The following table sets forth the computation of basic and diluted earnings (loss) per share for the three and six months ended March 31, 2010 and 2009:

	For Three Months Ended March 31,		For Six Months Ended March 31,
	2010	2009	2010	2009
NUMERATOR:
Income (loss) from continuing operations	$1,657,184	$(834,952)	$672,669	(10,066,798)
Loss from discontinuing operations	-	(620,579)	-	(1,536,823)
Series A preferred stock:
Preferred stock dividend	(20,125)	(20,235)	(60,308)	(40,470)
Numerator for basic EPS, income (loss) attributable to common stockholders (A)	$1,637,059	$(1,475,766)	$612,361	$(11,644,091)
Plus: Income impact of assumed conversions
Preferred stock dividends-unconverted	-	-	-	-
Numerator for diluted EPS, income (loss) attributable to common stockholders plus assumed conversions (B)	$1,637,059	$(1,475,766)	$612,361	$(11,644,091)
DENOMINATOR (1):
Denominator for basic earnings per share-weighted average number of common shares outstanding (C)	28,594,256	23,414,500	27,981,440	23,555,518
Stock awards, options, and warrants (1) (2)	462,762	-	462,762	-
Denominator for diluted earnings per share-adjusted weighted average outstanding average number of common shares outstanding (D)	29,057,018	23,414,500	28,444,202	23,555,518

Basic and Diluted Income (loss) per Common Share:
Earnings (loss) per common share-basic (A)/( C)	$0.06	$(0.06)	$0.02	$(0.49)
Earnings (loss) per common share-diluted (B)/(D)	$0.06	$(0.06)	$0.02	$(0.49)

(1)	Securities are not included in the denominator in periods when antidilutive.
(2)	The number of outstanding shares of restricted stock awards and warrants included were 435,814 and 26,948, respectively for the three month and six month periods ended March 31, 2010.

CHINA DIRECT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

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

Our other comprehensive income consists of currency translation adjustments, unrealized loss on marketable securities available for sale, net of taxes and unrealized loss on marketable securities available for sale-related party, net of taxes. The following table sets forth the computation of comprehensive income for the three and six month periods ended March 31, 2010 and 2009, respectively:

Description	For Three Months Ended March 31,		For Six Months Ended March 31,
	2010	2009	2010	2009
	Unaudited	Unaudited	Unaudited	Unaudited

Net income (loss)-continuing operations	$1,526,830 (1)	$(1,153,168)	$653,923	$(13,209,332)
Net loss-discontinued operations	-	(620,579)	-	(1,536,823)
Other comprehensive (loss) income, net of tax
Unrealized (loss) on marketable securities held for sale, net taxes	(118,843)	(2,065,585)	(386,650)	(788,127)
Unrealized loss on marketable securities available for sale-related party	(68,985)	48,232	(68,985)	(7,060)
Foreign currency translation gain (loss)	141,265	316,792	96,818	(2,056,060)
Total other comprehensive income (loss), net of tax	(46,563)	(1,700,561)	(358,817)	(2,851,247)
Comprehensive income (loss)	1,480,267	(3,474,308)	295,106	(17,597,402)
Comprehensive income attributable to the noncontrolling interests	130,354	14,132	18,746	2,838,450
Comprehensive income attributable to the noncontrolling interests-discontinued operations	-	304,084	-	753,045
Comprehensive income (loss) attributable to China Direct Industries, Inc.	$1,610,621	$(3,156,092)	$313,852	$(14,005,907)

(1)
Amount reflects a $240,000 adjustment to a transaction mistakenly booked into revenues that reduced our net (loss) in the three month period ended December 31, 2009 which should have been booked as Other Payable – Related Parties.  Accordingly our net income for the three month period ended March 31, 2010 was reduced by $240,000. We discussed this matter with our auditor and deemed it to be immaterial with respect to the financial statements taken as a whole, and that it had no effect on our net income for the six month period ended March 31, 2010.

CHINA DIRECT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

NOTE 5 - INVENTORIES

Inventories at March 31, 2010 and September 30, 2009 consisted of the following:

	March 31, 2010	September 30, 2009
	Unaudited
Raw materials	$3,504,753	$2,454,443
Finished goods	4,159,827	3,695,184
Inventory reserve	-	(342,905)
Total Inventory	$7,664,580	$5,806,722

Due to the nature of our business and the short duration of the manufacturing process for our products, there is no material work in progress inventory at March 31, 2010 and September 30, 2009.

NOTE 6 - PREPAID EXPENSES AND OTHER CURRENT ASSETS

At March 31, 2010 and September 30, 2009, prepaid expenses and other current assets, consisted of the following:

Description	March 31, 2010	September 30, 2009
	Unaudited
Prepayments to vendors for merchandise that had not yet been shipped or services that had not been performed	$3,585,067	$2,853,504
Other receivables	1,295,759	642,370
Loans receivable	1,702,000	1,435,000
Other-long-term	2,443	142,692
Securities deposits	16,486	20,475
Total	6,601,755	5,094,041
Less: Current Portion	(6,599,312)	(5,092,205)
Prepaid expenses and other assets, non-current	$2,443	$1,836

In the second quarter of 2009, we reclassified $689,087, net of accumulated amortization of $41,394, from “Prepaid expenses and other assets” to “Property use rights, net” to reflect Senrun Coal’s contribution of land use rights to Golden Magnesium pursuant to the November 11, 2006 joint venture agreement entered into among the parties. Pursuant to these land use rights which permit construction of a magnesium production plant capable of producing up to 20,000 tons of pure magnesium products per year, Golden Magnesium built its magnesium production plant on this land. The land use rights expire in 2057.

CHINA DIRECT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

NOTE 7 - PROPERTY, PLANT AND EQUIPMENT

At March 31, 2010 and September 30, 2009, property, plant and equipment, consisted of the following:

Property, Plant and Equipment

Description	Useful Life	March 31, 2010	September 30, 2009
		Unaudited
Building	10-40 years	$10,845,282	$10,727,622
Manufacturing equipment	5-10 years	14,912,999	14,849,040
Office equipment and furniture	3-5 years	482,057	403,570
Autos and trucks	5 years	916,691	911,964
Construction in progress	N/A	6,975,786	7,145,072
Total		34,132,815	34,037,268
Less: Accumulated Depreciation		(3,809,788)	(2,705,276)
Property, Plant and Equipment, Net		$30,323,027	$31,331,992

For the six months ended March 31, 2010 and March 31, 2009, depreciation expense totaled $1,104,512 and $618,522, respectively.

NOTE 8 - PROPERTY USE RIGHTS

Property use rights, net of accumulated amprtization, consisting of mining and property use rights amounted to $1,089,766 and $1,113,902 at March 31, 2010 and September 30, 2009 respectively.

Golden Magnesium holds land use rights to use approximately 24.5 acres of land located in Yueyan, Gu County, Shanxi Province, China.  Pursuant to these land use rights which permit construction of a magnesium production plant capable of producing up to 20,000 tons of pure magnesium products per year, Golden Magnesium built its magnesium production plant on this land.  The land use rights expire in 2057.  The land use rights amortization expense during the six months ended March 31, 2010 was $24,135.

In connection with our acquisition of CDI Jixiang Metal in December 2007, we acquired mining rights to 51 acres located in the Yongshun Kaxi Lake Mining area of China.  Acquisition costs for the mining rights as of March 31, 2010 are $496,510.  CDI Jixiang Metal has not commenced operations and has not established a reserve.  There is no assurance that commercially viable mineral deposits exist on this property and further exploration will be required before an evaluation as to the economic feasibility is determined.

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

CHINA DIRECT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

NOTE 9 - LOANS PAYABLE

Loans payable at March 31, 2010 and September 30, 2009 consisted of the following:

Description	March 31, 2010	September 30, 2009

Loan due to Mingsheng Bank, on May 26, 2010. 6.37% annual interest rate. Secured by pledge with Lang Chemical's assets.	$497,360	$497,252

Loan due to Industrial & Commercial Bank, on July 21, 2010. 5.58% annual interest rate. Guaranteed by the personal real estate of ZhuQian and Chen JingDong.	329,135	336,375

Loan due to Industrial & Commercial Bank, on September 21, 2010. 5.31% annual interest rate. Guaranteed by the personal real estate of ZhuQian and Chen Jingdong.	394,962	394,875

Loan due to Bank of Shanghai, on January 14, 2010. 5.84% annual interest rate. Guaranteed by China Investment Guarantor Co. Ltd.	-	292,500

Loan due to Bank of Shanghai, on February 21, 2011. 5.31% annual interest rate. Guaranteed by China Investment Guarantor Co. Ltd.	438,847	-

Notes due to Zhenjiang Yonghe, on May 24, 2010	219,423	-

Notes due to Shanghai Dongyan, on May 25, 2010	73,141	-

Total	1,952,868	1,521,002
Less: Current Portion	(1,952,868)	(1,521,002)

Loans payable, long-term	$-	$-

CHINA DIRECT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

NOTE 10 - RELATED PARTY TRANSACTIONS

We have specified the following persons and entities as related parties with ending balances as of March 31, 2010 and September 30, 2009:

•
Yuwei Huang, is executive vice president of our Magnesium segment, a member of the board of directors, chief executive officer and chairman of Chang Magnesium, chairman of Baotou Changxin Magnesium, chairman of YiWei Magnesium, and chief executive officer and vice chairman of Golden Magnesium;

•	Taiyuan YiWei Magnesium Industry Co., Ltd., a company organized under the laws of the PRC (“YiWei Magnesium”), is a minority interest owner in Chang Magnesium;
•	Lifei Huang, is the daughter of Yuwei Huang;
•	Lifei Huang, is a registered representative of Pine Capital Enterprises Inc., a company organized under the laws of the Cayman Islands (“Pine Capital”);
•	Lifei Huang, is a registered representative of Wheaton Group Corp., a company organized under the laws of Brunei Darussalam (“Wheaton”);
•	LingShi County Yihong Magnesium Co., Ltd., a company organized under the laws of the PRC (“Yihong Magnesium”), is legally represented by an officer of Chang Magnesium;
•	LuCheng Haixu Magnesium Co., Ltd., a company organized under the laws of the PRC (“Haixu Magnesium”), is legally represented by an officer of Chang Magnesium;
•	LuCheng Xinghai Magnesium Co., Ltd., a company organized under the laws of the PRC (“Xinghai Magnesium”), is legally represented by an officer of Chang Magnesium;
•	Shanxi Senrun Coal Chemistry Co., Ltd., a company organized under the laws of the PRC (“Senrun Coal”), is a minority interest owner in Golden Magnesium;
•	NanTong Langyuan Chemical Co., Ltd., a company organized under the laws of the PRC (“NanTong Chemical”), is owned by Jingdong Chen and Qian Zhu, the minority interest owners of Lang Chemical;
•	Jingdong Chen, is vice president of our Basic Materials segment and chief executive officer of Lang Chemical;
•	Qian Zhu, is chief financial officer of Lang Chemical. Jingdong Chen and Qian Zhu are husband and wife; and
•	Zhongmen International Investments Co., Ltd., a company organized under the laws of the PRC (“Zhongmen International”), is legally represented by an officer of CDI Beijing.

Accounts Receivable – related parties

At March 31, 2010 we reported accounts receivable – related parties of $2,065,328 comprised of the following:

•	$1,167,522 due BaoTou Changxin Magnesium from YiWei Magnesium, for inventory provided;
•	$894,813 due Golden Magnesium from YiWei Magnesium for inventory provided; and,
•	$2,993 due Chang Magnesium from Wheaton for inventory.

At September 30, 2009 we reported accounts receivable – related parties of $2,355,059 comprised of the following:

•	$756,795 due Chang Magnesium from YiWei Magnesium, for inventory provided;
•	$869,105 due Chang Magnesium from Pine Capital for inventory provided; and,
•	$729,159 due Golden Magnesium from YiWei Magnesium for inventory provided.

CHINA DIRECT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

Prepaid Expenses – related parties

At March 31, 2010 we reported prepaid expenses – related parties of $4,465,723 comprised of the following:

•	$3,032,364 prepaid by Chang Magnesium to YiWei Magnesium for future delivery of inventory;
•	$54,124 prepaid by Baotou Changxin Magnesium to YiWei Magnesium for future delivery of inventory;
•	$694,844 prepaid by Chang Magnesium to Yihong Magnesium for future delivery of inventory;
•	$453,475 prepaid by Chang Magnesium to Xinghai Magnesium for future delivery of inventory;
•	$73,149 prepaid by Chang Magnesium to Haixu Magnesium for future delivery of inventory;
•	$140,082 prepaid by IMTC to YiWei Magnesium for future delivery of inventory; and,
•	$17,685 prepaid by Golden Magnesium to Senrun Coal for future delivery of coke gas for fuel.

At September 30, 2009 we reported prepaid expenses – related parties of $5,823,039 comprised of the following:

•	$2,440,794 prepaid by Chang Magnesium to YiWei Magnesium for future delivery of inventory;
•	$73,133 prepaid by Chang Magnesium to Haixu Magnesium to for future delivery of inventory;
•	$530,888 prepaid by Chang Magnesium to Xinghai Magnesium to for future delivery of inventory;
•	$684,922 prepaid by Chang Magnesium to Yihong Magnesium to for future delivery of inventory;
•	$1,376,394 prepaid by Baotou Changxi Magnesium to YiWei Magnesium to for future delivery of inventory;
•	$51,470 prepaid by Golden Magnesium to Senrun Coal for future delivery of coke gas for fuel; and,
•	$665,438 prepaid by Golden Magnesium to YiWei Magnesium for future delivery of inventory.

Loan Receivable – related parties

At March 31, 2010 we reported loan receivables – related parties of $1,370,747 comprised of the following:

•	$1,224,465 due Lang Chemical from NanTong Chemical for funds advanced for working capital purposes; and,
•	$146,282 due Baotou Changxin Magnesium from Xinghai Magnesium for funds advanced for working capital purposes.

At September 30, 2009 we reported loan receivables – related parties of $1,094,142 comprised of the following:

•	$1,094,142 due Lang Chemical from NanTong Chemical for funds advanced for working capital purposes.

Accounts Payable – related parties

At March 31, 2010 we reported accounts payable – related party of $51,736 comprised of the following:

•	$14,830 due from Baotou Changxin Magnesium to Haixu for the purchase of material;
•	$35,116 due from Baotou Changxin Magnesium to Yihong Magnesium for the purchase of material;
•	$1,463 due from Golden Magnesium to Haixu Magnesium for the purchase of material; and,
•	$327 due from Golden Magnesium to Xinghai Magnesium for the purchase of material.

At September 30, 2009 we reported accounts payable – related party of $51,716 comprised of the following:

•	$35,427 due from Chang Magnesium to Wheaton Group for the purchase of material;
•	$14,826 due from Baotou Changxin Magnesium to Haixu for the purchase of material; and,
•	$1,463 due from Golden Magnesium to Haixu Magnesium for the purchase of material.

CHINA DIRECT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

Other Payable-related parties

At March 31, 2010 we reported due to related parties a balance of $374,483 comprised of the following:

•	$345,227 due to Zhongmen International Investments for working capital of CDI Beijing; and
•	$29,256 due to Lifei Huang for Baotou Changxin Magnesium working capital purposes.

At December 31, 2009, we reported Other Payable – Related Parties a balance of $53,677, which did not include $240,000 due to Lifei Huang who made a cash payment to Capital One on behalf of Golden Magnesium for the intercompany interest expense incurred. This amount was previously recorded as revenues in error in our first quarter of fiscal 2010, which was subsequently reclassified and paid in our second quarter of 2010.

At September 30, 2009 we reported due to related parties balance of $399,629 comprised of the following:

•	$355,753 due to Zhongmen International Investments for working capital of CDI Beijing; and
•	$43,876 advanced by Beijing Jiaozhuang Hotel to CDI Beijing for working capital purposes.

Beijing Jiaozhuang Hotel, a company organized under the laws of the PRC was incorrectly identified as a related party in our previous reports filed with the SEC.  The amounts were for expenses related to CDI Beijing’s operations.

NOTE 11 - STOCKHOLDERS’ EQUITY

Preferred Stock

We have 10,000,000 shares of preferred stock, par value $.0001, authorized, of which we designated 12,950 as our Series A Convertible Preferred Stock in February 2008. At March 31, 2010 and September 30, 2009 there were 1,006 shares of Series A Convertible Preferred Stock issued and outstanding.

Series A Preferred Stock and Related Dividends

On February 11, 2008, we entered into a Securities Purchase Agreement with accredited investors to sell, in a private placement transaction, 12,950 shares of our Series A Convertible Preferred Stock (“Series A Preferred Stock”) together with common stock purchase warrants to purchase an aggregate of 1,850,000 shares of our common stock. At closing, we received gross proceeds of $12,950,000. The Series A Preferred Stock has a stated value per share of $1,000, carries an 8% per annum dividend rate payable quarterly in arrears and is convertible into common stock at $7.00 per share. The dividends are payable in cash or shares of our common stock, at our option, subject to certain provisions. If paid in shares of common stock, the stock shall be valued at the lower of the conversion price or the average of the weighted average price of the 10 consecutive trading days immediately preceding the dividend date.  During the three months ended March 31, 2010, we paid $20,125 dividends in cash. For the six month period ended March 31, 2010, the total dividends paid was $60,308. $40,183 was in common stock.

Upon conversion of the Series A Preferred Stock, we are required to pay an amount (the “Make-Whole Additional Amount?? equal to 8% of the stated value of the shares converted or redeemed - essentially an extra year’s dividend. This amount shall be paid in shares valued at the lower of the conversion price or 90% of the weighted average price of our common stock for the 10 consecutive trading days immediately preceding the date of notice.

A registration statement covering the public resale of the shares of common stock underlying the Series A Preferred Stock and the warrants was declared effective by the Securities and Exchange Commission on April 23, 2008.

As of March 31, 2010, holders of our Series A Preferred Stock have converted 11,944 shares of the 12,950 shares of the Series A Preferred Stock. Each share of Series A Preferred stock was convertible into 142.8541 shares of common stock. As a result of the conversion of the Series A Preferred Stock, we issued 1,706,250 shares of our common stock, 87,897 shares of common stock in payment of the accrued dividends, and 136,500 shares of common stock, the Make Whole Additional Amount.

CHINA DIRECT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

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

Common Stock

We have 1,000,000,000 shares of common stock, par value $.0001, authorized. At March 31, 2010 there were 30,635,475 shares of common stock issued and outstanding and there were 27,189,719 shares of common stock issued and outstanding at September 30, 2009.

For the six months ended March 31, 2010 and 2009, amortization of stock-based compensation amounted to $517,472 and $1,053,538, respectively.

For the six months ended March 31, 2010 and 2009, fair value of securities paid for services were $177,830 and $0, respectively.

During the six months ended March 31, 2010 we issued 75,000 and 185,000 shares of common stocks in connection with the exercise of warrants at $1.14 per share for a total consideration of $296,427.

On June 16, 2009 we sold 2,702,704 shares of our common stock and warrants to purchase up to 1,351,352 shares of common stock to accredited investors. The purchase price per share of the common stock was $1.85. The warrants have an exercise price of $2.31 per share and will be exercisable beginning 183 days following the closing date for a period ending on the fifth anniversary of the initial exercise date. The gross proceeds of this offering were $5,000,000 with offering expenses of $190,000.  Management have used the proceeds from this offering for general working capital purposes and potential acquisitions of additional operations in China.

On October 14, 2009, we entered into a Continuous Offering Program Agreement (the “Agreement”), with Rodman & Renshaw, LLC (“Rodman & Renshaw”), under which we may sell an aggregate of up to $5,201,330 in gross proceeds of our common stock from time to time through Rodman & Renshaw, as the agent for the offer and sale of the common stock. Rodman & Renshaw may sell the common stock by any method permitted by law, including sales deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act of 1933, including without limitation sales made directly on NASDAQ Global Market, on any other existing trading market for the common stock or to or through a market maker. Rodman & Renshaw may also sell the common stock in privately negotiated transactions, subject to our prior approval. We paid Rodman & Renshaw a commission equal to 4% of the gross proceeds of the sales price of all common stock sold through it as sales agent under the Agreement.  During the six months ended March 31, 2010, we sold 2,760,975 shares as an “at the market” offering with a total gross proceeds of $4,659,418.

Stock Repurchase Program

On September 10, 2008, our board of directors authorized a stock repurchase program to repurchase up to $2.5 million of our common stock through June 30, 2009. The stock repurchase program was announced on September 12, 2008. The amount and timing of specific repurchases were subject to market conditions, applicable legal requirements and other factors deemed appropriate by our CEO and President. Repurchases were made in open-market transactions and through privately negotiated transactions, and our board of directors may discontinue the repurchase program at any time. In January 2009, we purchased 1,500,000 shares of our common stock at a price of $1.10 per share under this program from Marc Siegel, our former president and director. This stock repurchase program expired on June 30, 2009.

CHINA DIRECT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

Stock Incentive Plans

On August 16, 2006, our board of directors authorized the 2006 Equity Plan (the “2006 Equity Plan”) covering 10,000,000 shares of our common stock, which was approved by a majority of our shareholders on August 16, 2006. At March 31, 2010 and September 30, 2009 there were options outstanding to purchase an aggregate of 312,000 shares of common stock outstanding under the 2006 Equity Plan at exercise prices ranging from $2.50 to $7.50 per share.

On October 19, 2006, our board of directors authorized the 2006 Stock Plan (the “2006 Stock Plan”) covering 2,000,000 shares of our common stock. As the 2006 Stock Plan was not approved by our shareholders prior to October 19, 2007, we may no longer award incentive stock options under the 2006 Stock Plan and any incentive stock options previously awarded under the 2006 Stock Plan were converted into non-qualified options upon terms and conditions determined by the board of directors, as nearly as is reasonably practicable in their sole determination, to the terms and conditions of the incentive stock options being so converted. At March 31, 2010 and September 30, 2009, there were options outstanding to purchase an aggregate of 276,540 shares, respectively of common stock outstanding under the 2006 Stock Plan at exercise prices ranging from $.01 to $5.00 per share. As of March 31, 2010 we granted 281,735 shares of restricted stock with vesting dates ranging from March 31, 2009 to October 1, 2010 under this plan.

On April 25, 2008, our board of directors adopted the 2008 Executive Stock Incentive Plan covering 1,000,000 shares of our common stock, which was approved by a majority vote of our shareholders on May 30, 2008. As of March 31, 2010 we granted 213,700 shares of restricted stock under this plan with vesting dates ranging from February 17, 2010 to October 1, 2010.

On April 25, 2008, our board of directors adopted the 2008 Non-Executive Stock Incentive Plan covering 3,000,000 shares of our common stock, which was approved by a majority vote of our shareholders on May 30, 2008. As of March 31, 2010 we granted 1,261,827 shares of restricted stock with vesting dates ranging from May 2009 to August 2011 under this plan.

Stock Option Plans

The following table sets forth our stock option activity during the six months ended March 31, 2010:

Description	Shares Underlying Options	Weighted Average Exercise price
Outstanding at September 30, 2009	3,655,670	$10.83
Converted to Restricted Stock Award	(953,940)	4.49
Cancelled	(40,000)	3.75
Adjusted (1)	(288,750)	1.14
Outstanding at March 31, 2010	2,372,980	$14.95
Exercisable at March 31, 2010	2,372,980	$14.95

(1)Reflects an adjustment to the schedule of outstanding stock options included in Note 13 Stockholders’ Equity - Stock Option Plans to our September 30, 2009 consolidated financial statements footnotes included in our 2009 Transition Report on Form 10-K which incorrectly included options to purchase 288,750 shares of our common stock at $1.14 per share.

CHINA DIRECT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

The weighted average remaining contractual life and weighted average exercise price of options outstanding at March 31, 2010, for selected exercise price ranges, are as follows:

Exercise Price	Number of Options Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Remaining Contractual Life (Years)
$2.25	400	4.56	$2.25	400	4.56
$2.50	44,000	2.09	$2.50	44,000	2.09
$5.00	306,000	2.14	$5.00	306,000	2.14
$7.50	637,000	2.76	$7.50	637,000	2.76
$10.00	625,000	3.76	$10.00	625,000	3.76
$15.00	500	3.19	$15.00	500	3.19
$30.00	760,000	2.83	$30.00	760,000	2.83
$56.25	80	4.67	$56.25	80	4.67
	2,372,980	2.95	$14.95	2,372,980	2.95

During the six months ended March 31, 2010, no options were exercised.

Options previously awarded to employees to purchase 953,740 shares of our common stock with exercise prices ranging from $2.50 to $5.00 were converted into 476,970 shares of restricted stock on February 17, 2010 with vesting dates ranging from immediate to October 1, 2010.  The total additional stock-based compensation expense as a result of the conversion is $328,952.  The aggregate intrinsic value of our outstanding and exercisable options at March 31, 2010 and September 30, 2009 was $2,372,980 and $3,326,920, respectively.

Common Stock Purchase Warrants

During 2008, we granted 25,000 common stock purchase warrants to consultants, exercisable immediately at an exercise price of $11.00. These warrants were fair valued on the date of grant at $103,707 using the Black-Scholes option-pricing model, in accordance with ASC 718, “Compensation-Stock Compensation, using the following weighted-average assumptions: expected dividend yield of 0%, risk-free interest rate of 3.0%, volatility factor of 100% and expected term of 3 years. The fair value of these grants was recognized as selling, general and administrative expenses.

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

On June 16, 2009 we sold 2,702,704 shares of our common stock and warrants to purchase up to 1,351,352 of common stock to accredited investors. The purchase price per share of the common stock was $1.85. The warrants have an exercise price of $2.31 per share and will be exercisable beginning 183 days following the closing date for a period ending on the fifth anniversary of the initial exercise date. The gross proceeds of this offering were $5,000,000 with offering expenses of $190,000.  Management intends to use the proceeds from this offering for general working capital purposes and potential acquisitions of additional operations in China.

CHINA DIRECT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

As a result of the June 15, 2009 registered direct offering of our common stock, we reduced the per share exercise price of warrants to purchase 143,750 shares of our common stock from $8.00 to $1.85.  On September 20, 2009, we reduced the exercise price of 423,750 common stock purchase warrants we issued in connection with our November 2006 offering from $4.00 to $1.14 pursuant to the price reset provisions of those warrants. A summary of the status of our outstanding common stock purchase warrants granted as of March 31, 2010 and changes during the period is as follows:

	Shares Underlying Warrants	Weighted Average Exercise Price
Outstanding at September 30, 2009	5,834,664	$8.34
Adjustment (1)	75,000	5.00
Exercised	(260,000)	1.14
Granted	-	-
Outstanding at March 31, 2010	5,649,664	7.05
Exercisable at March 31, 2010	5,649,664	$7.05

(1) Reflects an adjustment to reverse the cancellation of 75,000 warrants to purchase shares of our common stock at $5.00 per share entered in error in the nine month trisition period ended September 30, 2009.

The following information applies to all warrants outstanding at March 31, 2010.

Exercise Price	Number of Warrants Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Warrants Exercisable	Weighted Average Exercise Price of Warrants Exercisable
$1.14	50,000	1.42	$1.14	50,000	$1.14
$1.55	247,500	2.28	$1.55	247,500	$1.55
$2.31	1,351,352	4.72	$2.31	1,351,352	$2.31
$2.50	50,000	1.67	$2.50	50,000	$2.50
$8.00	1,966,250	2.79	$8.00	1,966,250	$8.00
$10.00	1,894,562	1.45	$10.00	1,894,562	$10.00
$15.00	90,000	0.14	$15.00	90,000	$15.00
	5,649,664	2.71	$7.05	5,649,664	$7.05

NOTE 12 - SEGMENT INFORMATION

The following information is presented in accordance with ASC 280, “Segment Reporting, “Disclosure about segments of an Enterprise and Related Information”. For the six months ended March 31, 2010, we operated in three reportable business segments as follows:

Magnesium segment:

•	Chang Magnesium;
•	Chang Trading;
•	Excel Rise;
•	Asia Magnesium;
•	Golden Magnesium;
•	Baotou Changxin Magnesium;
•	International Magnesium Trading Corp.; and
•	International Magnesium Group.

CHINA DIRECT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

Basic Materials segment:

•	Lang Chemical;
•	CDI Jingkun Zinc;
•	CDI Jixiang Metal;
•	CDI Metal Recycling;
•	CDI Beijing; and
•	CDII Trading.

Consulting segment:

•	China Direct Investments;
•	CDI Shanghai Management; and
•	Capital One Resource.

Our reportable segments are strategic business units that offer different products and services. Each segment is managed and reported separately based on the fundamental differences in their operations. CDI Metal Recycling was formerly in our Clean Technology Segment, which we exited in fiscal 2008.  We are evaluating the feasibility of continuing the development of a proposed facility to create aluminum powder from recycled aluminum by CDI Metal Recycling which has no significant operations.  Condensed consolidated information with respect to these reportable segments after giving effect to our decision to exit the clean technology segment and discontinue the operations of Pan Asia Magnesium for the six months ended March 31, 2010 and March 31, 2009 are as follows:

For the three months ended March 31, 2010 (Unaudited):

(Amount in thousands)	Magnesium	Basic Materials	Consulting	Discontinued Operations	Consolidated
Revenues	$7,638	$12,360	$1,225	-	$21,223
Revenues - related party	2,148	-	-	-	2,148
Total revenues	$9,786	$12,360	$1,225	-	$23,371
Interest income (expense)	1	(40)	43	-	4
Net (loss) income	(223)	(31)	1,911	-	1,657

Segment assets	$48,295	$15,601	$18,991	$247	$83,134

For the six months ended March 31, 2010 (Unaudited)

(Amount in thousands)	Magnesium	Basic Materials	Consulting	Discontinued Operations	Consolidated
Revenues	$13,490	$25,751	$1,793	-	$41,034
Revenues - related party	4,589	-	-	-	4,589
Total revenues	$18,079	$25,751	$1,793	-	$45,623
Interest income (expense)	2	(81)	83	-	4
Net (loss) income	(229)	(27)	929	-	673

Segment assets	$48,295	$15,601	$18,991	$247	$83,134

CHINA DIRECT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

For the three months ended March 31, 2009 (Unaudited):

(Amount in thousands)	Magnesium	Basic Materials	Consulting	Discontinued operations(1)	Consolidated
Revenues	$3,804	$11,895	$358	-	$16,057
Revenues - related parties	4,629	-	-	-	4,629
Total revenues	$8,433	$11,895	$358	-	$20,686
Interest income (expense)	25	(69)	90	-	46
Net (loss) income	319	(40)	(1,418)	(317)	(1,456)

Segment assets(2)	$46,981	$15,139	$23,168	$9,560	$94,848

For the six months ended March 31, 2009 (Unaudited):

(Amount in thousands)	Magnesium	Basic Materials	Consulting	Discontinued operations	Consolidated
Revenues	$13,049	$26,160	$2,199	-	$41,408
Revenues - related parties	18,235	-	-	-	18,235
Total revenues	$31,284	$26,160	$2,199	-	$59,643
Interest income (expense)	13	(80)	56	-	(11)
Net (loss) income	(2,647)	134	(8,307)	(784.00)	(11,604)

Segment assets(2)	$46,981	$15,139	$23,168	$9,560	$94,848

(1)
The discontinued operations columns in the tables above include our investment in Pan Asia Magnesium and CDI Magnesium which are displayed as reconciliation item.  See Note 14 – Discontinued Operations.

(2)
We reclassified the assets of our segments for the six month period ended March 31, 2009 so that the assets within each of the segments were more aligned with our operations. Specifically, we reclassified an aggregate investment of $17,687,274 from CDI Investments in our Consulting segment to our Magnesium Segment ($13,014,000) and Basic Materials segment ($4,673,274).

CHINA DIRECT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

NOTE 13 - FOREIGN OPERATIONS

As of March 31, 2010 and 2009, the majority of our revenues and assets are associated with subsidiaries located in the PRC. Assets at March 31, 2010, as well as revenues for the three and six month periods ended March 31, 2010 and 2009 were as follows:

	For the Three Months Ended March 31, 2010
	(Unaudited)
(Amount in thousands)	United States	People’s Republic of China	Discontinued Operations	Total
Revenues	$1,465	$19,758	-	$21,223
Revenues – related party		2,148	-	2,148
Total Revenue	$1,465	$21,906	-	$23,371

Identifiable assets at March 31, 2010	$18,180	$64,707	$247	$83,134

	For the Six Months Ended March 31, 2010
	(Unaudited)
(Amount in thousands)	United States	People’s Republic of China	Discontinued Operations	Total
Revenues	$1,793	$39,241	-	$41,034
Revenues – related party		4,589	-	4,589
Total Revenue	$1,793	$43,830	-	$45,623

Identifiable assets at March 31, 2010	$18,180	$64,707	$247	$83,134

Assets at March 31, 2009, as well as revenues for the three and six month periods ended March 31, 2009 were as follows:

	For the Three Months Ended March 31, 2009
	(Unaudited)
(Amount in thousands)	United States	People’s Republic of China	Discontinued operations	Total
Revenues	$358	$15,699	-	$16,057
Revenues – related party	-	4,629	-	4,629
Total Revenue	$358	$20,328	-	$20,686

Identifiable assets at March 31, 2009	$40,856	$44,432	$9,560	$94,848

	For the Six Months Ended March 31, 2009
	(Unaudited)
(Amount in thousands)	United States	People’s Republic of China	Discontinued operations	Total
Revenues	$2,144	$39,264	-	$41,408
Revenues – related party	-	18,235	-	18,235
Total Revenue	$2,144	$57,499	-	$59,643

Identifiable assets at March 31, 2009	$40,856	$44,432	$9,560	$94,848

The discontinued operations columns in the tables above include our investment in Pan Asia and CDI Magnesium which are displayed as reconciliation item.  See Note 14 – Discontinued Operations.

CHINA DIRECT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

NOTE 14 – DISCONTINUED OPERATIONS

As of September 30, 2009 China Direct discontinued the operations of Pan Asia Magnesium Co., Ltd. and CDI Magnesium Co. Ltd.  The assets and liabilities of both of the discontinued subsidiaries were reclassified in fiscal 2008 as “Discontinued Operations” and in the 2009 Transition Period the assets and liabilities of CDI Magnesium are classified as “Discontinued Operations” while we established a $7.4 million reserve for a loss from discontinued operations reflecting our entire investment in Pan Asia Magnesium in the fiscal year ended September 30, 2009. See Note 15 – Commitments and Contingencies. As of March 31, 2010, we maintained $300,000 in accrued liability for any probable future legal expenses that may be incurred for the disposition of Pan Asia Magnesium.  The assets of CDI Magnesium consisted of 51,345 in current assets, $196,078 in long-lived assets, and $247,423 in total equity, including $97,423 attributable to non-controlling interests.

We did not incur any income/loss from discontinued operations during the six months ended March 31, 2010 while we had a loss of $916,244 in the six months ended March 31, 2009.  The loss for the six months ended March 31, 2009 was related to the operating losses of Pan Asia Magnesium which were presented as discontinued operations beginning with our financial statements for the fiscal year ended September 30, 2009.  We reclassified Pan Asia Magnesium’s financial results for the six months ended March 31, 2009 for comparative purposes.

CHINA DIRECT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

NOTE 15 – COMMITMENTS AND CONTINGENCIES

Contingencies

As previously reported in Note 17 – Commitments and Contingencies in the notes to our consolidated financial statements included in our 2009 Transition Report on Form 10-K, we are not currently involved in any litigation. However, we, have a dispute with Shanxi Jinyang and Ms. Runlian Tian, the noncontrolling shareholders of our subsidiary Pan Asia Magnesium and its Chairman of the Board of Directors, Haixin Zhao. Our dispute stems from their refusal to fully cooperate with us in completing our audit of Pan Asia Magnesium’s books and records as part of our audit for the fiscal year ended September 30, 2009. In addition, we believe that they have failed to act in Pan Asia Magnesium's best interests, among other matters related to its management and operation.

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

We continue to negotiate with the noncontrolling shareholders to reach an agreement regarding the disposition of our interest in Pan Asia and its operation which as well as exploring other options which include the purchase of the noncontrolling interests or other efforts to monetize our investment in this company. Management believes that an amicable resolution to this dispute will be reached. Should we be unable to resolve our dispute, however, we will take appropriate legal action against the noncontrolling shareholders of Pan Asia Magnesium and Mr. Zhao in China which may include a court supervised dissolution and audit of Pan Asia Magnesium in addition to appropriate legal action against its noncontrolling shareholders and Mr. Zhao based upon the findings in an audit. However, litigation is subject to inherent uncertainties and unfavorable rulings could occur. An unfavorable ruling could include monetary damages. Were an unfavorable ruling to occur, there exists the possibility of a material adverse impact on the business or results of operations for the period in which the ruling occurs or future periods.

Other than as described above, we believe there are currently no litigation or legal or administrative proceedings pending against us that are likely to have, individually or in the aggregate, a material adverse effect on our business or our results of operations.

NOTE 16 – SUBSEQUENT EVENTS

We have evaluated all events that occurred after the balance sheet date but before our financial statements were available through May 12, 2010 to determine if they must be reported.  Our management determined that there were no reportable subsequent events to be disclosed.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the information contained in our unaudited consolidated financial statements and the notes thereto appearing elsewhere herein and in conjunction with the Management's Discussion and Analysis set forth in our Transition Report on Form 10-K for the nine month period ended September 30, 2009.

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

As such, we are currently on a fiscal year ending September 30, and the three month period ended March 31, 2010, is our second quarter of fiscal 2010.

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

Our Basic Materials segment engages in the sale and distribution of basic resources within Asia. In this segment we sell and distribute a variety of products including (i) industrial grade synthetic chemicals, (ii) steel products, (iii) nonferrous metals, and (iv) recycled materials. As well, within this segment we hold the rights to mining properties which we seeking to sell.

    In July 2009, we launched CDII Trading. CDII Trading is engaged in the global purchase and sale of industrial commodities which include mineral ore, non-ferrous metals, scrap metals, rare metals, petrochemicals, and other related commodities. CDII Trading also markets products from our other business units as well as some of our consulting clients by leveraging our relationships in China and abroad.

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

Our Performance

Revenues during the second quarter of fiscal 2010 totaled $23.4 million, an increase of $2.7 million compared to $20.7 million during the three months ended March 31, 2009. While there were increases in all of our segments, the greatest improvements were within our Consulting and Magnesium segments.  In our Consulting operations we saw a marked increase in stock-based revenues generated from our client services.  In our Magnesium segment our revenue increased through a greater volume of ingot export sales as world-wide demand for magnesium improved late in the quarter.  Our gross profit during the second quarter of fiscal 2010 improved to $1.9 million as compared to gross profit of $1.4 in the comparable quarter in 2009.  More importantly, gross margins in the second quarter of fiscal 2010 improved to 9%, up from 7% in the comparable period in 2009. All of our segments recorded increases in gross profit. In our Magnesium segment, the increases in volume and revenue as Magnesium prices stabilized were partially offset by a further reduction of existing higher cost magnesium inventory in our production operations.

 Our Outlook

During the second half of fiscal 2010 and beyond, we face a number of challenges in growing our business such as restarting production of magnesium ingots at Baotou Changxin Magnesium and Chang Magnesium, the start of shipments of iron and manganese ore to China and the continuing integration and streamlining of our PRC based subsidiaries. At March 31, 2010 we had $37.9 million of working capital including $15.1 million in cash and cash equivalents. While this amount is believed sufficient to meet our current operating cash needs, we expect to seek additional capital to finance our plans for the strategic expansion of our magnesium production holdings and our commodity trading business.

Magnesium Segment

In the second quarter of fiscal 2010 we produced, sold and distributed approximately 4,215 metric tons of magnesium at an average price of $2,325 per metric ton generating revenues of $9.8 million. In comparison, for the three months ended March 31, 2009, we produced, sold and distributed approximately 2,781 metric tons of magnesium at an average price of $3,020 per metric ton generating revenues of $8.4 million.

Recent data from the International Magnesium Association (IMA) reflects a rise in demand for magnesium ingots. According to the IMA, China’s total output for January and February 2010 remained consistent with 2009 year-end levels. During January and February 2010 China exported an average of 49,396 metric tons of magnesium products.  In February 2010 sales increased by approximately 55% compared to February 2009 and overall ingot sales for the first two months of 2010 were up 80% as compared to 2009.

At the end of March, 2010 the spot price for magnesium ingots was approaching $2,400 per metric ton, up from $2,300 per metric ton in the first quarter of fiscal 2010.  These prices remain significantly lower than the average high price of $4,500 per metric ton reached during the three months ended June 30, 2008.  Overall, inventory levels for the industry declined late in 2009 due to reductions in production as well as stabilization in spot prices. Further, as mounting inflationary pressures begin to take hold for input costs, prices have recently begun to firm creating a backdrop for further price improvement.  Based on these overall trends, increase in our quoting activity as well as the increase in economic activity worldwide, particularly in the automobile industry, we continue to believe magnesium demand and prices have stabilized and are poised for further recovery throughout the remainder of 2010. We have recently begun preparations to reinitiate production at two of our magnesium production facilities in the face of what we believe is an improving environment for our magnesium products.

We also continue to explore expansion of our magnesium production holdings by acquiring additional interests in our current Magnesium segment holdings as well as acquire additional operations owned or controlled by Yuwei Huang, our Executive Vice President – Magnesium and member of our board of directors. We continue to look to sell our majority interest in Pan Asia Magnesium which we presented as a discontinued operation beginning with our fiscal year ended September 30, 2009.  We continue to negotiate with the noncontrolling shareholders to reach an agreement regarding the disposition of our interest in Pan Asia and its operation which as well as exploring other options which include the purchase of the noncontrolling interest or the re-initiation of operations when prices and demand for magnesium products reach significantly higher levels.

Basic Materials Segment

In the second quarter of fiscal 2010 Basic Materials segment revenues were $12.4 million, an increase of 4% compared to the three months ended March 31, 2009 and for the first six months of fiscal 2010 revenues were $25.8 million, a decrease of 2% compared to the six month period ended March 31, 2009. The revenue increase in the second quarter of fiscal 2010 was primarily a result of a $3.7 million increase in sales of industrial chemicals partially offset by a $3.2 million decrease in the sales of steel and lumber products.  Our sales of steel and lumber were negatively impacted by the Chinese Government’s tightening of bank lending in an effort to reign in inflation and real estate speculation in the construction industry. We continue to work with the management of these operations to identify strategies to maximize their potential which may include a sale of their operations or assets.

Management remains in talks to renegotiate our zinc concentrate distribution agreement and is evaluating strategic alternatives for  our zinc mining operations including the partial or full sale of our mining and distribution rights. Presently we do not have a timetable for when or if these operations will be sold or if we will commence operations.

Consulting Segment

In the second quarter of fiscal 2010 the Consulting segment revenues were $1.2 million, an increase of $0.8 million compared to the three months ended March 31, 2009 primarily due to the higher fair market values of stock we received from our client companies for consulting services and a performance bonus, partially offset by a reduction in revenues associated with the discontinuance of services to a client. Revenues for the first six months of fiscal 2010 were $1.8 million, a decrease of $0.4 million compared to the six month period ended March 31, 2009.

The recent rise in the equities markets and heightened interest in the prospects of two of our consulting clients, China Armco Metals, Inc. (NYSE Amex: CNAM) and Sunwin International Neutraceuticals, Inc. (OTCC.BB: SUWN) have led to higher consulting services revenue and gains from the sale of our client’s securities we received as payment for services.  In February 2010 China Armco Metals, Inc. began trading its common stock on the NYSE Amex upon receiving approval for listing on this exchange.  In March 2010 Sunwin International Neutraceuticals, Inc. received “Letters of No Objection” from the U.S. Food and Drug Administration affirming five of its stevia extract products as Generally Recognized As Safe (GRAS).

We expect that the momentum witnessed in the equity markets during the first six months of fiscal 2010 to continue in the second half of the year and lead to growth within this segment and allow us to add new clients seeking to participate in the overall U.S. equity market rebound.

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

Presentation of Financial Statements

The presentation of the statements of operations included in this Form 10-Q have been modified to allow for the reporting of deductions from net income to arrive at income (loss) applicable to common stockholders.  Items reflected in our comprehensive income for the periods reported are now included in our notes to the consolidated financial statements included in this Form 10-Q.  In addition, a portion of our consolidated financial statements have been reclassified to recognize discontinued operations treatment of our 51% interest in Pan Asia Magnesium and CDI Magnesium in the 2009 transition period and to reflect our sale of an 81% interest in CDI Clean Technology in fiscal 2008 and the restatement of our financial statements for the period ended December 31, 2008 to properly account for other than temporary impairment (OTTI) of available for sale securities.

RESULTS OF OPERATIONS

The results discussed below are for the three months ended March 31, 2010 which is our second quarter of fiscal 2010.  For comparative purposes, we are comparing the three and six months ended March 31, 2010 to the three and six months ended March 31, 2009.

Consolidated revenues and operating expenses by segment during the three and six months ended March 31, 2010 and 2009 are as follows:

Consolidated Revenues

	For the Three Months Ended March 31,
	2010		2009
(Dollars in thousands)	Unaudited		Unaudited
	Revenues	% of Revenues	Revenues	% of Revenues	% increase (decrease)
Magnesium segment	$9,786	42%	$8,433	41%	16%
Basic materials segment	12,360	53%	11,895	57%	4%
Consulting segment	1,225	5%	358	2%	242%
Total consolidated	$23,371	100%	$20,686	100%	13%

	For the Six Months Ended March 31,
	2010		2009
(Dollars in thousands)	Unaudited		Unaudited
	Revenues	% of Revenues	Revenues	% of Revenues	% increase (decrease)
Magnesium segment	$18,079	40%	$31,284	52%	(42)%
Basic materials segment	25,751	56%	26,160	44%	(2)%
Consulting segment	1,793	4%	2,199	4%	(18)%
Total consolidated	$45,623	100%	$59,643	100%	(24)%

Total consolidated revenues during the second quarter of fiscal 2010 were $23.4 million, an increase of 13% compared to the three months ended March 31, 2009. This revenue increase affects all of our segments, particularly revenues within our Consulting and Magnesium segments as a result of higher share-based revenues generated from our client services and improved export sales and world-wide demand for magnesium, aided by a overall slight increase in our Basic Materials segment during the period ending March 31, 2010.

Consolidated Operating Income and Expenses

	For the Three Months Ended March 31,
	2010		2009
(Dollars in thousands)	Unaudited		Unaudited
	Amount	% of Revenues	Amount	% of Revenues	% increase (decrease)
Revenues	$23,371	100%	$20,686	100%	13%
Cost of revenues	21,377	91%	19,317	93%	11%
Gross profit	1,994	9%	1,369	7%	46%
Total operating expenses	2,469	11%	2,463	12%	0%
Operating loss	$(475)	(2)%	$(1,094)	(5)%	(57)%

	For the Six Months Ended March 31,
	2010		2009
(Dollars in thousands)	Unaudited		Unaudited
	Amount	% of Revenues	Amount	% of Revenues	% increase (decrease)
Revenues	$45,623	100%	$59,643	100%	(24)%
Cost of revenues	41,805	92%	59,340	99%	(30)%
Gross profit	3,818	8%	303	1%	1,164%
Total operating expenses	5,263	12%	6,133	10%	(14)%
Operating loss	$(1,445)	(4)%	$(5,830)	(9)%	(75)%

Total consolidated operating loss for the second quarter in fiscal 2010 was $0.5 million compared to the operating loss in the three months ended March 31, 2009 of $1.1 million, and for the first six months of fiscal 2010 an operating loss of $1.4 million compared to an operating loss of $5.8 million for the six month period ended March 31, 2009. This decrease was due primarily to an increase in our gross profit margins in our Magnesium segment, an increase in sales of industrial chemicals and a decline in total operating expenses, partially offset by a decline in sales of steel products in our construction products distribution business.

In the second quarter of fiscal 2010 our cost of revenues was $21.4 million, an 11% increase compared to the three months ended March 31, 2009 and for the first six months of fiscal 2010 our cost of revenues was $41.8 million, a decrease of 30% compared to the six month period ended March 31, 2009. This decrease was primarily the result of a 24% reduction in sales of manufactured goods and finished goods with lower input and acquisition costs.

In the second quarter of fiscal 2010 our gross profit increased $0.6 million, a gross profit margin of 9% compared to a gross profit margin of 7% in the three months ended March 31, 2009. Our gross profit in the first six months of fiscal 2010 increased $3.5 million, a gross profit margin of 8% compared to a gross profit margin of 1% for the six month period ended March 31, 2009. The increases in our gross profit margins are primarily a result of sales of manufactured goods and finished goods with lower input costs of raw materials and labor and a further reduction of existing inventory on hand of higher historical cost basis based on the current selling prices within our Magnesium segment.

Total operating expenses remained flat in the second quarter of fiscal 2010 compared to the three months ended March 31, 2009 and decreased $0.9 million in the first six months of fiscal 2010, a 14% decline, compared to the six month period ended March 31, 2009. The decrease in total operating expenses was primarily a result of our labor cost reductions at our idle magnesium facilities, partially offset by an increase in our Consulting segment due to increases in salaries and professional fees.

Segment Information

    A summary of our operating results, by segment, for the three and six months ended March 31, 2010 and 2009 is as follows:

Three months ended March 31, 2010 and 2009:

(Amount in thousands)	Magnesium Unaudited		Basic Materials Unaudited		Consulting Unaudited		Consolidated Unaudited
	2010	2009	2010	2009	2010	2009	2010	2009
Revenues	$7,638	$3,804	$12,360	$11,895	$1,225	$358	$21,223	$16,057
Revenues - Related Party	2,148	4,629	-	-	-	-	2,148	4,629
Total Revenues	9,786	8,433	12,360	11,895	1,225	358	23,371	20,686
Cost of Revenues	9,431	8,089	11,796	11,184	150	44	21,377	19,317
Gross Profit	355	344	564	711	1,075	314	1,994	1,369
Total Operating Expenses	361	(68)	392	730	1,716	1,801	2,469	2,463
Operating Income (Loss)	$(6)	$412	$172	$(19)	$(641)	$(1,487)	$(475)	$(1,094)

Six months ended March 31, 2010 and 2009:

(Amount in thousands)	Magnesium Unaudited		Basic Materials Unaudited		Consulting Unaudited		Consolidated Unaudited
	2010	2009	2010	2009	2010	2009	2010	2009
Revenues	$13,490	$13,049	$25,751	$26,160	$1,793	$2,199	$41,034	$41,408
Revenues – Related Party	4,589	18,235	-	-	-	-	4,589	18,235
Total Revenues	18,079	31,284	25,751	26,160	1,793	2,199	45,623	59,643
Cost of Revenues	17,363	34,513	24,232	24,725	210	102	41,805	59,340
Gross Profit	716	(3,229)	1,519	1,435	1,583	2,097	3,818	303
Total Operating Expenses	779	2,401	1,203	1,140	3,281	2,592	5,263	6133
Operating Income (Loss)	$(63)	$(5,630)	$315	$295	$(1,698)	$(495)	$(1,445)	$(5,830)

Magnesium Segment Operating Results

Total Revenues - Magnesium segment revenues in the second quarter of fiscal 2010 increased by $1.3 million, a 16% increase compared to the three months ended March 31, 2009 and for the six months of fiscal 2010 decreased by $13.2 million, a 42% decrease compared to the six month period ended March 31, 2009. The increase in the second quarter of fiscal 2010 was primarily due to increased sales volume along with stable pricing. The decrease for the first six months of fiscal 2010 compared to the six months ended March 31, 2009 was primarily a result of overall lower sales in the current period caused by the lingering effects of a weaker global economy, which reduced demand and prices for magnesium, severe weather conditions in Tiayuan China which hampered our efforts to restart some of our magnesium operations and delayed several shipments, partially offset by a $1.4 million increase in sales in the second quarter of fiscal 2010 compared to the same period of 2009.

Revenues – Related Party in the second quarter of fiscal 2010 decreased $2.5 million, a 54% decrease compared to the three months ended March 31, 2009 and for the first six months of fiscal 2010 they decreased $13.6 million, a 75% decrease compared to the six month period ended March 31, 2009. These decreases were primarily as a result of the absence of sales that occurred during the three month period ended December 31, 2008 that included excess inventory and our efforts to reduce related party transactions.

Gross Profit. In the second quarter of fiscal 2010 gross profit increased to $0.4 million, a gross profit margin of 3.6%, compared to $0.3 million, a gross profit margin of 4.1%, in the three months ended March 31, 2009. For the first six months of fiscal 2010 gross profit increased to $0.7, a gross profit margin of 4.0%, compared to a loss of $3.2 million, a negative gross profit margin of 10.3%, for the six months ended December 31, 2009. The increases in gross profit margin were primarily a result of sales of manufactured goods and finished goods inventory with a lower cost basis due to lower input and acquisition costs and the absence of customer pricing concessions and sales of higher cost basis inventory we purchased in anticipation of the fulfillment of a fixed price supply contract that was completed in the three months ended March 31, 2009.

Operating Expenses. In the second quarter of fiscal 2010 Magnesium segment operating expenses were $0.3 million, an increase of $0.4 million compared to a negative $0.1 million during the three months ended March 31, 2009. This increase was primarily a result of the absence of a reversal of bad debt expense previously written off due to collections, tax accruals and other adjustments that occurred during the three months ended March 31, 2009. Operating expenses for the first six months of fiscal 2010 were $0.8 million, a decrease of $1.6 million compared to the six months ended March 31, 2009 primarily as a result of a reduction in salaries and other costs associated with the operation of our magnesium production facilities that have been idled during the current period.

Basic Materials Segment Operating Results

Revenues. In the second quarter of fiscal 2010 Basic Materials segment revenues were $12.4 million, an increase of 4% compared to the three months ended March 31, 2009 and for the first six months of fiscal 2010 revenues were $25.8 million, a decrease of 2% compared to the six month period ended March 31, 2009. The revenue increase in the second quarter of fiscal 2010 was primarily a result of a $3.7 million increase in sales of industrial chemicals partially offset by a $3.2 million decrease in the sales of steel products in our construction products distribution business.  Our sales of steel products were negatively impacted by the Chinese Government’s tightening of bank lending in an effort to reign in inflation and real estate speculation in the construction industry.

Gross Profit. In the second quarter of fiscal 2010 our gross profit for the segment decreased to $0.6 million, a gross profit margin of 5%, compared to $0.7 million, a gross profit margin of 6%, for the three months ended March 31, 2009. This decrease in our gross profit margin was primarily attributable to a profit margin decline on the sale of steel products from 9% to 2% over the comparative periods that were negatively affected by the Chinese Government’s curb on bank lending that resulted in a reduction in demand and prices in our construction material business.

The gross profit for the first six months of fiscal 2010 was $1.5 million, a gross profit margin of 6% compared to $1.4 million, a gross profit margin of 5%, for the six month period ended March 31, 2009. This margin improvement was the result of a higher margin contribution from the sale of industrial chemicals, which generated a gross margin of 5% in the first six months of fiscal 2010 compared to 2% in the six month period ended March 31, 2009, partially offset by a profit margin decline from the sale of steel products and other construction materials to 8% from 10% in the same comparable periods.

Operating Expenses. In the second quarter of fiscal 2010 Basic Materials segment operating expenses were $0.4 million, a decrease of $0.3 million compared to the three months ended March 31, 2009 primarily as a result of the reversal of prior year-end accruals and adjustments in the three month period ended March 31, 2009; and for the first six months of fiscal 2010 were flat at $1.2 million compared to $1.1 million for the six month period ended March 31, 2009.

Consulting Segment Operating Results

Revenues. In the second quarter of fiscal 2010 Consulting segment revenues were $1.2 million, an increase of $0.9 million compared to the three months ended March 31, 2009 primarily due to the higher fair market values of marketable securities we received from our client companies for consulting services and a performance bonus partially offset by a reduction in revenues associated with the discontinuance of services to a client and a $0.2 million reclassification as an adjustment to revenues to properly record one intercompany transaction as intercompany interest income to be eliminated rather than revenues as reported in our consolidated financial statements for the first quarter of fiscal 2010. Revenues for the first six months of fiscal 2010 were $1.8 million, a decrease of $0.4 million compared to the six month period ended March 31, 2009. This decrease is primarily a result of the absence of a one-time transaction fee of $1.5 million we earned during the three months ended December 31, 2008 and the reduction in the market price of the fixed number of securities we received from our client companies as service fees and a reduction in revenues associated with the discontinuance of services to a client partially offset by the higher fair market value of marketable securities we received from our client companies for consulting services in the second quarter of fiscal 2010.

Gross Profit. In the second quarter of fiscal 2010, gross profit for the segment was $1.1 million, an increase of $0.8 million compared to $0.3 million in the three months ended March 31, 2009 and for the first six months of fiscal 2010 gross profit was $1.6 million, a decrease of $0.5 million compared to $2.1 million for the six month period ended March 31, 2009. This net decrease was primarily the result of a decrease in the overall revenues while direct costs increased. The gross profit margin in this segment was 88% in the second quarter of fiscal 2010, the same as that in the same period of 2009, and for the first six months of fiscal 2010 was 88%, a decrease of 7 basis points compared to the first six months of 2009. This margin decrease was mainly attributable to a reduction in revenues, coupled with an increase in direct costs of professional fees associated with this segment.

Operating Expenses. In the second quarter of fiscal 2010 operating expenses, which include general and administrative expenses for our U.S. headquarters and executive management, were $1.7 million, a decrease of $0.1 million compared to the three months ended March 31, 2009 and for the first six months of fiscal 2010 operating expenses were $3.3 million, an increase of $0.7 million compared to the six month period ended March 31, 2009. This increase was primarily due to higher payroll expenses and professional fees of $0.7 million, costs associated with business development partially offset by a reduction in employee stock-based compensation of $0.3 million, and the absence of a one-time adjustment of $0.2 million in the three months ended December 31, 2008.

Total Other Income (Expense)

Total other income in the second quarter of fiscal 2010 was $2.0 million, an increase of $2.1 million compared to total other expense of $0.1 million in the three months ended March 31, 2009 and for the first six months of fiscal 2010, total other income was $2.2 million, an increase of $9.8 million compared to total other expense of $7.6 million for the six month period ended March 31, 2009. The increase in total other income is primarily due to a $2.1 million realized gain on the sale of marketable securities we received as fees for consulting services after adjusting cost basis from our previous Other Than Temporary Impairment (OTTI) and the absence of a $7.5 million realized loss due to the OTTI impairment charge taken in the six month period ended March 31, 2009.

Income Tax Expense

Income tax expense for the second quarter of fiscal 2010 was $15,206 compared to an income tax benefit of $71,579 during the three months ended March 31, 2009 and for the first six months of fiscal 2010 an income tax expense of $54,924 compared to an income tax benefit of $0.2 million for the six month period ended March 31, 2009. The income tax expense was directly attributable to the China operations in our Basic Materials segment. Income tax expense increased primarily as a result of an increase in our taxable income to $1.5 million in the second quarter of fiscal 2010 compared to a taxable loss of $1.2 million in the three months ended March 31, 2009, coupled with a tax adjustment at one of our magnesium facilities in China that did not occur during the second quarter of fiscal 2010.

Net Income (Loss)

Net income during the second quarter of fiscal 2010 was $1.5 million, an increase of $2.7 million compared to a net loss of $1.2 million for the three months ended March 31, 2009. Net income for the first six months of fiscal 2010 was $0.7 million, an increase of $13.9 million compared to a net loss of $13.2 million for the six month period ended March 31, 2009. These increases were primarily due to the absence of a $7.5 million realized loss due to the OTTI impairment charge taken during the six month period ended March 31, 2009, a $4.4 million reduction in operating loss and a $2.1 million realized gain on the sale of marketable securities we received as fees for consulting services.

Foreign Currency Translation Gain (Loss)

The functional currency of our subsidiaries operating in the PRC is the Chinese dollar or Renminbi (“RMB”). The financial statements of our subsidiaries are translated to U.S. dollars using period end rates of exchange for assets and liabilities, and average rates of exchange (for the period) for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations. As a result of these translations, we reported a foreign currency translation gain of $0.1 million for the second quarter of fiscal 2010 and a gain of $0.3 million for the three months ended March 31, 2009; and a gain of $0.1 million for the first six months of fiscal 2010 and a loss of $2.1 million for the six month period ended March 31, 2009. This non-cash gain had the effect of increasing our reported comprehensive income. See “Note 4 - Comprehensive Income” included in the Notes to our unaudited consolidated financial statements appearing elsewhere in this report.

Unrealized Gain (Loss) on Marketable Securities Available for Sale, Net of Income Tax

The unrealized loss on marketable securities available for sale, net of income taxes for the second quarter of fiscal 2010 totaled $0.2 million compared to an unrealized loss of $2.0 million for the three months ended March 31, 2009; and for the first six months of fiscal 2010 we reported an unrealized loss of $0.5 million compared to an unrealized loss of $0.8 million for the six month period ended March 31, 2009. These changes reflect any increase or decrease in the fair market value (FMV) of securities received from our client companies for consulting services. In our previous restatement to the Consolidated Statement of Operations for the year ended December 31, 2008 we effectively reclassified $3.4 million in unrealized loss on marketable securities available for sale as Other Than Temporary Impairment in our net income.  However, this reclassification had no net effect on our comprehensive income for the six month period ended March 31, 2009.

Discontinued operations

We did not incur any losses from discontinued operations for the second quarter and for the first six months of fiscal 2010 as compared to a loss of $0.6 million for the three months and a loss of $1.5 million for the six month period ended March 31, 2009.  The losses for the three months and the six month period ended March 31, 2009 were related to the operating losses of Pan Asia Magnesium which were presented as discontinued operations beginning with our financial statements for the fiscal year ended September 30, 2009. We reclassified Pan Asia Magnesium’s financial results for the three months and the six month period ended March 31, 2009 for comparative purposes. See “Note 14 – Discontinued Operations” included in the notes to our unaudited consolidated financial statements included in this report.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity means our ability to generate an adequate amount of cash to meet our needs. At March 31, 2010 our working capital was $37.9 million as compared to $31 million at September 30, 2009.

Our cash balance at March 31, 2010 totaled $15.1 million, an increase of $2.2 million over the balance at September 30, 2009 as a result of the sale of our marketable securities available for sale.

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

On October 14, 2009, we entered into a Continuous Offering Program Agreement, with Rodman & Renshaw, LLC (“Rodman & Renshaw”), under which we may sell an aggregate of up to $5,201,330 in gross proceeds of our common stock from time to time through Rodman & Renshaw, as the agent for the offer and sale of the common stock. We agreed to pay Rodman & Renshaw a commission equal to 4% of the gross proceeds of the sales price of all common stock sold through it as sales agent under the Agreement.  As of March 31, 2010, we sold 2,760,975 shares and received gross proceeds in the amount of $4.7 million from sales of our common stock under this program since its inception.

The following table provides certain selected balance sheet comparisons between March 31, 2010 and September 30, 2009

	March 31,	September 30,	Increase /
(Dollars in thousands)	2010	2009	(decrease)%
	Unaudited
Cash	$15,072	$12,851	$2,221	17%
Marketable securities	2,871	5,589	(2,718)	(49)%
Accounts receivable, net	10,355	8,196	2,159	26%
Inventories, net	7,665	5,807	1,858	32%
Prepaid expenses and other assets	6,599	5,092	1,507	30%
Total current assets	50,806	47,150	3,656	8%
Property and equipment, net	30,323	31,332	(1,009)	(3)%
Total assets	83,134	80,516	2,618	3%
			-
Accounts payable and accrued expenses	7,140	7,709	(569)	(7)%
Advances from customers	1,389	2,007	(618)	(31)%
Other payables	1,276	3,072	(1,796)	(58)%
Total current liabilities	$12,927	$16,191	$(3,264)	(20)%

We maintain cash balances in the United States and China. At March 31, 2010 and September 30, 2009, bank deposits by geographic area, were as follows:

Country	March 31, 2010 Unaudited		September 30, 2009
United States	$11,110,822	74%	$8,625,782	67%
China	3,961,384	26%	4,225,528	33%
Total cash and cash equivalents	$15,072,206	100%	$12,851,310	100%

A portion of our cash balance, $4.0 million at March 31, 2010, was in the form of RMB held in bank accounts at financial institutions located in the PRC. Cash held in banks in the PRC is not insured. The value of cash on deposit in China at March 31, 2010 has been converted based on the exchange rate as of March 31, 2010. In 1996, the Chinese government introduced regulations, which relaxed restrictions on the conversion of the RMB; however restrictions still remain, including but not limited to restrictions on foreign invested entities. Foreign invested entities may only buy, sell or remit foreign currencies after providing valid commercial documents at only those banks authorized to conduct foreign exchanges. Furthermore, the conversion of RMB for capital account items, including direct investments and loans, is subject to PRC government approval. Chinese entities are required to establish and maintain separate foreign exchange accounts for capital account items. We cannot be certain Chinese regulatory authorities will not impose more stringent restrictions on the convertibility of the RMB, especially with respect to foreign exchange transactions. Accordingly, cash on deposit in banks in the PRC is not readily deployable by us for purposes outside of China.

Current assets as of March 31, 2010 totaled $50.8 million, an increase of 8%, compared to September 30, 2009. This increase was mainly due to an increase in cash and cash equivalents and other current assets of $8.0 million, partially offset by a decrease of $3.4 million in our investment in marketable securities available for sale, account receivables and prepaid expenses from and to related party. Current liabilities as of March 31, 2010 totaled $12.9 million, a 20% decrease from the balance as of September 30, 2009.

A summary of total assets by segment at March 31, 2010 and at September 30, 2009 is as follows:

(Dollars in thousands)	March 31, 2010	September 30, 2009
	Unaudited
Magnesium segment	$48,295	$44,858
Basic materials segment	15,601	17,095
Consulting segment	18,991	18,316
Discontinued operations	247	247
Total	$83,134	$80,516

Our total assets increased by $2.6 million at March 31, 2010 compared to September 30, 2009.  Magnesium segment total assets increased by $3.4 million at March 31, 2010 compared to September 30, 2009 primarily as the result of an increase of $3.0 million in accounts receivable, $1.9 million in inventory, $0.5 million in cash, and $0.3 million in prepaid expenses, offset by a decrease of $1.4 million in prepaid expenses - related party, and of $1.0 million in plant, property and equipment due to depreciation.  Basic Material segment total assets decreased by $1.5 million at March 31, 2010 compared to September 30, 2009 primarily as a result of a decrease of $2.0 million in accounts receivable, and $0.2 million in cash, offset by an increase of $0.5 million in other receivable, $0.2 million in prepaid expenses, and $0.1 million in loan receivable – related party.  Consulting segment total assets increased by $0.7 million at March 31, 2010 compared to September 30, 2009 primarily as the result of an increase of $1.8 million in cash, $1.0 million in accounts receivable, $0.4 million in other receivable, and $0.3 million in loan receivable, partially offset by a decrease of $2.7 million in marketable securities available for sale.

Our accounts receivable net of allowances for doubtful accounts as of March 31, 2010 was $10.4 million, an increase of $2.2 million compared to September 30, 2009. This increase was primarily due to an increase of $3.0 million in our Magnesium segment as we recently established a magnesium trading subsidiary, IMTC, and $1.1 million from our Consulting segment including $0.7 million in accounts receivable from a client company for services rendered, offset by a decrease of $2.0 million in our Basic Materials segment. Our Magnesium and Basic Materials segments generally offer payment terms to its customers of 90 days.

Inventories as of March 31, 2010 were $7.7 million, an increase of $1.9 million compared to September 30, 2009.  This increase was due primarily to a $1.9 million increase in our Magnesium segment as we began to increase the rate of production in our manufacturing and trading activities.

Prepaid expenses and other current assets consist of prepayments to vendors for inventory, other receivables, loans receivable, VAT tax refunds, and security deposits.  Prepaid expenses and other current assets as of March 31, 2010 were $6.6 million, an increase of $1.5 million compared to September 30, 2009.  This increase was primarily the result of an increase of $0.9 million in other receivables in our Basic Materials and Consulting segments, $0.3 million in loan receivable in our Consulting segment for working capital loans extended to the third-party client companies, and $0.2 million in prepayments to vendors in our Basic Materials segment, respectively.

Accounts payable and accrued expenses were $7.1 million during the second quarter of fiscal 2010, a decrease of $0.6 million compared to September 30, 2009. Accounts payable and accrued expenses represent payables associated with the general operation of each segment, including accrued payroll and advances from customers representing prepayments for products, which have not yet been shipped.

Consolidated Statement of Cash Flows

For the first six months of fiscal 2010, our net increase in cash totaled $2.2 million, and was comprised of $7.8 million used in operating activities, $5.4 million provided by investing activities, $5.0 million provided by financing activities, offset by a negative effect of $0.4 million exchange rate on cash.

Cash Provided by (Used in) Operating Activities

For the first six months of fiscal 2010 cash used in operating activities totaled $7.8 million, which primarily included the realized gain on the sale of marketable securities of $2.1 million, the fair value of securities received for services of $1.7 million, an increase in inventories of $1.9 million, an increase in prepaid expenses and other assets of $1.5 million, a decrease in other payables of $1.8 million, an increase in accounts receivable of $1.6 million, a decrease in taxes payable of $0.7 million, a decrease in accounts payable and accrued expenses of $0.6 million, and a decrease in allowance for bad debt of $0.5 million. These outflows were partially offset by a decrease in prepaid expenses – related party of $1.4 million, net income of $0.7 million, an increase in accounts payable - related parties of $0.4 million, as well as the non-cash items of depreciation and amortization of $1.1 million, and the stock based compensation of $0.5 million.

For the six month period ended March 31, 2009 cash provided by operating activities totaled $11.7 million, including $3.8 million from discontinued operations.  For cash provided by continuing operations, it primarily included a decrease in accounts receivable of $14.2 million, a decrease in prepaid expenses and other assets of $11.6 million, a decrease in inventories of $5.0 million, a decrease in prepaid expenses – related party of $3.1 million, as well as the non-cash items of stock based compensations of $1.1 million, depreciation and amortization of $0.8 million, and a realized loss on investment in marketable securities of $7.5 million. These inflows were partially offset by a net loss excluding discontinued operations of $13.2 million, a decrease in advances from customers of $6.1 million, the fair value of securities received for services of $5.2 million, a decrease in accounts payable and accrued expenses of $4.6 million, an increase in accounts receivable – related party of $3.6 million, a decrease in other payable of $1.8 million, a decrease of accounts payable – related party of $0.5 million, and a decrease in taxes payable of $0.4 million.

Cash Provided by (Used in) Investing Activities

For the first six months of fiscal 2010 cash provided by investing activities totaled $5.4 million, which is primarily comprised of proceeds from the sale of marketable securities of $5.8 million, partially offset by repayment of loans of $0.3 million and purchases in plant, property, and equipment of $0.1 million.

For the six month period ended March 31, 2009 cash used in investing activities totaled $17.4 million, including $4.5 million from discontinued operations. Cash provided by continuing operations is primarily comprised of purchases in plant, property and equipment of $15.9 million and an increase in notes receivable of $0.9 million, partially offset by an increase in loans payable – related party of $2.0 million, a decrease in loans receivable of $1.5 million, and proceeds from the sale of marketable securities of $0.4 million.

Cash Provided by (Used in) Financing Activities

For the first six months of fiscal 2010 cash provided by financing activities totaled $5.0 million, which is primarily comprised of proceeds from our sale of our common stock of $4.5 million, the exercise of our warrants of $0.3 million, and an increase in loans payable of $0.4 million, partially offset by a reduction in due to related parties of $0.4 million.

For the six month period ended March 31, 2009 the net cash used in financing activities totaled $2.8 million, including $1.4 million provided by discontinued operations. For cash used in continuing operations, it is primarily comprised of a decrease in loans payable of $2.2 million, stock repurchases of $2.0 million, an increase in restricted cash of $1.8 million, and a decrease in due to related parties of $0.4 million, partially offset by cash contributions from the noncontrolling interest holders of $2.2 million.

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

In fiscal 2008, holders of our Series A Preferred Stock converted 11,944 shares out of the 12,950 shares of the Series A Preferred Stock. As of March 31, 2010, only 1,006 shares of Series A Preferred remained outstanding.  In the second quarter of fiscal 2010 we paid cash dividends of $20,125. See “Note 11 – Stockholders’ Equity – Series A Preferred Stock and Related Dividends” included in the notes to our unaudited consolidated financial statements included in this report.

Noncontrolling Interest

At March 31, 2010, our consolidated balance sheet reflects a total noncontrolling interest of $18.3 million which represents the equity portion of our subsidiaries held by noncontrolling interest holders. The following table provides information regarding the noncontrolling interests by segment:

(Amounts in thousands)
Segment	Amount
Magnesium segment	$15,160
Basic Materials segment	3,166
Consulting segment	-
Total	$18,326

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

A summary of significant accounting policies is included in Note 2 to the unaudited consolidated financial statements included in this report. Management believes that the application of these policies on a consistent basis enables us to provide useful and reliable financial information about our operating results and financial condition.

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

Marketable Securities

We make valuations of the carrying amount of our Marketable Securities Available for Sale quarterly pursuant to ASC 320 (SFAS 115), “Investments – Debt and Equity Securities”. We record an unrealized gain/(loss) for the fair market valuation (FMV) of such securities in the equity section of our balance sheet as Other Comprehensive income (OCI). We make an analysis at the least on an annual basis to determine if and when such unrealized (loss) has become other than temporarily impaired, and reclassify it as a realized (loss) into our current period’s net income/(loss). This determination is based on a number of factors, including but not limited to (i) the percentage of the decline, (ii) the severity of the decline in relation to the enterprise/market conditions, and (iii) the duration of the decline. It’s further discussed in Note 2 to the unaudited consolidated financial statements included in this report.

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

All securities (exclusive of preferred stock and common stock purchase warrants) received from our clients as compensation are quoted either on the NYSE Amex, Over the Counter Bulletin Board or the Pink Sheets. The securities are typically restricted as to resale. Our policy is to liquidate securities received as compensation when market conditions are favorable for sale. As these securities are often restricted, we are unable to liquidate these securities until the restriction is removed. We recognize revenue for common stock following the guidance of ASC 605, ‘Revenue Recognition,” and the Securities and Exchange Commission's Staff Accounting Bulletin (“SAB”) No. 104 and SAB Topic 13 for revenue recognition, based on the fair market value on the first available measurement date. Unrealized gains or losses on marketable securities available for sale and on marketable securities available for sale-related party are recognized as an element of comprehensive income based on changes in the fair value of the security as quoted on an exchange or an inter-dealer quotation system. Once liquidated, realized gains or losses on the sale of marketable securities available for sale and marketable securities available for sale-related party are reflected in our net income for the period in which the security was liquidated.

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

Recent Accounting Pronouncements

“Accounting for Decreases in Ownership of a Subsidiary” - In January 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2010-02, “Accounting and Reporting for Decreases in Ownership of a Subsidiary,” which clarifies the scope of the guidance for the decrease in ownership of a subsidiary in ASC 810, “Consolidations,” and expands the disclosures required for the deconsolidation of a subsidiary or derecognition of a group of assets. This guidance was effective on January 1, 2009.

“Accounting for Distributions to Shareholders” - In January 2010, the FASB issued ASU 2010-01, “Accounting for Distributions to Shareholders with Components of Stock and Cash,” which clarifies that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in earnings per share prospectively and is not a stock dividend for purposes of applying ASC 505, “Equity,” and ASC 260, “Earnings Per Share.” This guidance is effective for interim and annual periods ending on or after December 15, 2009 (calendar year 2009), and should be applied on a retrospective basis. The application of the requirements of this guidance had no effect on the accompanying consolidated financial statements.

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

In January 2009, the FASB issued FSP EITF 99-20-1 (ASC 325), to amend the impairment guidance in EITF Issue No. 99-20 (ASC 325) in order to achieve more consistent determination of whether other-than-temporary impairment has occurred. This FSP amended EITF 99-20 (ASC 325) to more closely align the other-than-temporary impairment guidance therein to the guidance in Statement No. 115 (ASC 320, 10-35-31). Retrospective application to a prior interim or annual period is prohibited.

On June 5, 2003, the United States Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), as amended by SEC Release No. 33-9072 on October 13, 2009. Commencing with our annual report for the year ending September 30, 2010, we will be required to include a report of management on our internal control over financial reporting. The internal control report must include a statement

•	Of management’s responsibility for establishing and maintaining adequate internal control over its financial reporting;
•	Of management’s assessment of the effectiveness of its internal control over financial reporting as of year end; and
•	Of the framework used by management to evaluate the effectiveness of our internal control over financial reporting.

Furthermore, it is required to file the auditor’s attestation report separately on our internal control over financial reporting on whether we believe that we have maintained, in all material respects, effective internal control over financial reporting.

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

Cautionary Note Regarding Forward-Looking Information and Factors That May Affect Future Results

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This Quarterly Report on Form 10-Q and other written and oral statements that we make from time to time contain such forward-looking statements that set out anticipated results based on management’s plans and assumptions regarding future events or performance. We have tried, wherever possible, to identify such statements by using words such as "anticipate,” "estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will” and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results of current and anticipated sales efforts, expenses, the outcome of contingencies, such as legal proceedings, and financial results. A list of factors that could cause our actual results of operations and financial condition to differ materially is set forth below, and these factors are discussed in greater detail under Item 1A – “Risk Factors” of our 2009 Transition Report on Form 10-K:

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

Our dispute with the noncontrolling shareholders of Pan Asia Magnesium that resulted in our establishment of a reserve for loss and the possibility of litigation and adverse outcomes in such litigation.

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

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer (CEO), and our Chief Financial Officer (CFO), to allow timely decisions regarding required disclosure. Management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2010.

Based on the evaluation we determined that our internal controls and procedures were not effective as a result of continuing significant deficiencies or material weaknesses previously identified in our 2009 Transition Report on Form 10-K and the lack of controls over the accounting for intercompany interest income that caused us to incorrectly book $240,000 in revenues instead of other payable – related party.  In our 2009 Transition Report on Form 10-K, we identified the following weaknesses: (1) a lack of internal control over financial reporting related to cash management and related party transactions, (2) a lack of an integrated financial accounting system, (3) a control deficiency at one of our subsidiaries that prevented us from auditing its financial statements prompting us to establish a loss reserve equal to our investment in that subsidiary, (4) a failure to maintain a sufficient complement of accounting personnel in our Magnesium segment operations, and (5) accounting for other-than-temporary-impairment related to available for sale securities that caused us to restate our consolidated financial statements for the year ended December 31, 2008.  Solely as a result of these significant deficiencies and/or material weaknesses, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were not effective as of March 31, 2010.

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

Remediation of Material Weakness in Internal Control

We believe the remediation actions set forth in our 2009 Transition Report and the following actions we have taken and are taking will be sufficient to remediate the material weaknesses described above:

•
We will make efforts to review internal control over financial reporting that will include development of an overall process to identify and record all intercompany transactions and a review process to assess compliance; and

•
We ceased the implementation of a previously identified financial software system and are evaluating a more robust enterprise-wide financial software system both in our U.S. office and in our Chinese subsidiaries to enhance our management and reporting capabilities primarily in our magnesium production facilities and standardize the process and access to financial reports on a timely manner.

While a substantial improvement needs to be made throughout the remainder of fiscal 2010 in order to achieve our overall remediation target and objectives, Management believes the actions described above will remediate the material weaknesses we have identified and strengthen our internal control over financial reporting. We expect the material weakness will be remediated by December 31, 2010. As we work towards improvement of our internal control over financial reporting and implement remediation measures identified above, we may supplement or modify these remediation measures described above.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation of our controls performed during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

A discussion about legal proceedings can be found under Item 3, “Legal Proceedings”, in our 2009 Transition Report on Form 10-K. There has been no material change in our Legal Proceedings from those previously discussed in the 2009 Transition Report on Form 10-K.

Item 1A.	Risk Factors

Risk factors describing the major risks to our business can be found under Item 1A, “Risk Factors”, in our 2009 Transition Report on Form 10-K.  There has been no material change in our risk factors from those previously discussed in the 2009 Transition Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	(Removed and Reserved).

Item 5.	Other Information.

None.

Item 6.	Exhibits

Exhibit No.		Description of Exhibit
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

CHINA DIRECT INDUSTRIES, INC.

Date: May 13, 2010	By: /s/ Yuejian (James) Wang
Yuejian (James) Wang,
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: May 13, 2010	By: /s/ Andrew X Wang
Andrew X Wang
Chief Financial Officer
(Principal Financial and Accounting Officer)