Form 10-Q
period 2010-06-30
China Direct Industries, Inc.
filed 2010-08-12
CIK 1088787

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[√]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 31,586,974 shares of common stock were issued and outstanding as of August 9, 2010.

i

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

•	“IMG” or “International Magnesium Group”, refers to International Magnesium Group, Inc., a Florida corporation and a 100% owned subsidiary of China Direct Industries; and
•	“IMTC” or “International Magnesium Trading”, refers to International Magnesium Trading Corp., a company organized under the laws of Brunei and a 100% owned subsidiary of IMG.

Basic Materials Segment

•	“Lang Chemical”, refers to Shanghai Lang Chemical Co., Ltd., a company organized under the laws of the PRC and a 51% owned subsidiary of CDI China;
•	“CDI Jingkun Zinc”, refers to CDI Jingkun Zinc Industry Co., Ltd., a company organized under the laws of the PRC and a 95% owned subsidiary of CDI Shanghai Management;
•	“CDI Jixiang Metal”, refers to CDI Jixiang Metal Co., Ltd., a company organized under the laws of the PRC and a wholly owned subsidiary of CDI China;
•	“CDI Metal Recycling”, refers to Shanghai CDI Metal Recycling Co., Ltd., a company organized under the laws of the PRC and an 83% owned subsidiary of CDI Shanghai Management;
•	“CDI Beijing”, refers to CDI (Beijing) International Trading Co., Ltd., a company organized under the laws of the PRC and a 51% owned subsidiary of CDI Shanghai Management; and
•	“CDII Trading”, refers to CDII Trading, Inc., a Florida corporation and a 100% owned subsidiary of China Direct Industries.

ii

 Consulting Segment

•	“China Direct Investments”, refers to China Direct Investments, Inc., a Florida corporation, and a wholly owned subsidiary of China Direct Industries;
•	“CDI Shanghai Management”, refers to CDI Shanghai Management Co., Ltd., a company organized under the laws of the PRC and a wholly owned subsidiary of CDI China; and
•	“Capital One Resource”, refers to Capital One Resource Co., Ltd., a Brunei company, and a wholly owned subsidiary of CDI Shanghai Management.

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

iii

PART 1 - FINANCIAL INFORMATION

Item 1.	Financial Statements.

CHINA DIRECT INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2010	September 30, 2009
	Unaudited
ASSETS
Current Assets:
Cash and cash equivalents	$14,397,702	$12,851,310
Investment in marketable securities available for sale	2,873,676	5,589,037
Investment in subsidiaries -- cost method	290,864	290,864
Accounts receivables, net of allowance of $127,089 and $746,786, respectively	11,993,071	8,195,916
Accounts and other receivables - related parties	8,085,391	9,272,240
Inventories, net	7,235,355	5,806,722
Prepaid expenses and other current assets	6,731,966	5,092,205
Current assets of discontinued operations	51,345	51,345
Total current assets	51,659,370	47,149,639
Restricted cash	602,180	722,324
Property, plant and equipment, net	30,183,152	31,331,992
Prepaid expenses and other assets	2,397	1,836
Property use rights, net	1,081,928	1,113,902
Long-lived assets of discontinued operations	196,078	196,078
Total assets	$83,725,105	$80,515,770

LIABILITIES AND EQUITY
Current Liabilities:
Loans payable-short term	$1,843,257	$1,521,002
Accounts payable and accrued expenses	9,588,108	7,708,730
Accounts and other payable-related parties	669,381	451,345
Advances from customers and deferred revenue	987,573	2,007,137
Other payables	737,600	3,072,238
Taxes payable	479,020	1,130,907
Current liabilities of discontinued operations	300,000	300,000
Total current liabilities	14,604,939	16,191,358
Loans payable-long term	-	-
Total liabilities	14,604,939	16,191,358

CHINA DIRECT INDUSTRIES INC. EQUITY
Preferred Stock: $.0001 par value, stated value $1,000 per share	1,006,250	1,006,250
Common Stock: $.0001 par value; 31,003,710 and 27,189,719 outstanding, respectively	3,100	2,719
Additional paid-in capital	63,466,474	57,492,755
Accumulated other comprehensive income	1,327,336	1,902,221
Accumulated deficit	(14,820,913)	(14,328,732)
Total China Direct Industries, Inc. stockholders' equity	50,982,247	46,075,213
Noncontrolling interests	18,137,919	18,249,198
Total equity	69,120,166	64,324,411
Total liabilities and equity	$83,725,105	$80,515,770

The accompanying notes are an integral part of these unaudited financial statements.

CHINA DIRECT INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended June 30,		For the Nine Months Ended June 30
	2010	2009	2010	2009
Revenues	$29,987,583	$17,468,762	$71,021,737	$58,876,248
Revenues-related parties	1,956,931	2,007,621	6,545,831	20,242,695
Total revenues	31,944,514	19,476,383	77,567,568	79,118,943
Cost of revenues	29,984,123	19,784,135	71,788,808	79,124,046
Gross profit (loss)	1,960,391	(307,752)	5,778,760	(5,103)

Operating expenses:
Selling, general, and administrative	3,304,123	2,711,369	8,566,932	8,844,318
Operating loss	(1,343,732)	(3,019,121)	(2,788,172)	(8,849,421)
Other income (expense):
Other (expense) income:	(43,961)	58,364	4,524	125,192
Interest income (expense)	37,332	(86,856)	40,944	(98,240)
Realized gain (loss) on sale of marketable securities	33,155	(79,221)	2,134,344	(410,750)
Realized loss on other than temporary impairment	-	-	-	(7,521,088)
Realized gain on sale subsidiaries	-	-	-	238,671
Total other income (expense)	26,526	(107,713)	2,179,812	(7,666,215)
Loss from continuing operations before income taxes	(1,317,206)	(3,126,834)	(608,360)	(16,515,636)
Income tax (expense) benefit	(7,378)	(13,056)	(62,302)	166,414
Loss from continuing operations, net of income taxes	(1,324,584)	(3,139,890)	(670,662)	(16,349,222)
Loss from discontinued operations	-	(574,217)	-	(2,111,040)
Net loss	(1,324,584)	(3,714,107)	(670,662)	(18,460,262)
Net loss attributable to noncontrolling interests-continuing operations	240,167	545,084	258,913	2,934,573
Net loss attributable to noncontrolling interests-discontinued operations	-	281,366	-	1,034,411
Net loss attributable to China Direct Industries, Inc.	(1,084,417)	(2,887,657)	(411,749)	(14,491,278)

Deduct dividends on Series A Preferred Stock:
Preferred stock dividend	(20,125)	(33,691)	(80,433)	(74,161)
Net loss attributable to common stockholders	$(1,104,542)	$(2,921,348)	$(492,182)	$(14,565,439)

Basic and diluted loss per common share
Basic	$(0.04)	$(0.12)	$(0.02)	$(0.61)
Diluted	$(0.04)	$(0.12)	$(0.02)	$(0.61)
Basic weighted average common shares outstanding	28,828,887	24,168,640	28,940,495	$23,731,020
Diluted weighted average common shares outstanding	28,828,887	24,168,640	28,940,495	$23,731,020

The accompanying notes are an integral part of these unaudited financial statements.

CHINA DIRECT INDUSTRIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EQUITY
(Unaudited)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Comprehensive Income	Accumulated Deficit	Non-controlling Interests	Total
Balance, September 30, 2009	1,006	$1,006,250	27,189,719	$2,719	$57,492,755	$1,902,221	$(14,328,732)	$18,249,198	$64,324,411

Dividends paid to preferred stockholders	-	-	29,255	4	60,304	-	(80,433)	-	(20,125)
Stocks sold	-	-	2,760,975	276	4,520,209	-	-	-	4,520,485
Restricted stock award - employees	-	-	532,252	53	774,621	-	-	-	774,674
Restricted stock sward - consultants	-	-	157,954	16	225,047	-	-	-	225,063
Restricted stock award - Board of Directors	-	-	73,555	6	78,870	-	-	-	78,876
Stock option amortized	-	-	-	-	18,292	-	-	-	18,293
Stock warrants exercised	-	-	260,000	26	296,374	-	-	-	296,400
Noncontrolling interests			-	-	-	-	-	(111,279)	(111,279)
Comprehensive income:
Net loss for the period ended June 30, 2010			-	-	-	-	(411,748)	-	(411,748)
Foreign currency translation gain	-	-	-	-	-	258,133	-	-	258,133
Unrealized loss on marketable securities	-	-	-	-	-	(833,018)	-	-	(833,018)
Balance, June 30, 2010	1,006	$1,006,250	31,003,710	$3,100	$63,466,473	$1,327,336	$(14,820,913)	$18,137,919	$69,120,166

The accompanying notes are an integral part of these unaudited financial statements.

CHINA DIRECT INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended June 30,
	2010	2009
OPERATING ACTIVITIES
Net loss	$(670,662)	$(18,460,262)
Less Loss from discontinued operations	-	2,111,040
Adjustments to reconcile net loss to cash (used in) provided by operating activities:
Depreciation and amortization	1,741,893	1,473,323
Allowance for bad debt	(618,697)	34,445
Stock based compensation	871,842	1,653,670
Realized (gain) loss on sale of investment in marketable securities	(2,134,344)	7,915,613
Realized gain on sale subsidiaries	-	(238,670)
Fair value of marketable securities received for services	(2,053,560)	(5,616,371)
Fair value of marketable securities paid for services	225,063	205,165
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(1,640,322)	10,919,130
Accounts receivable and other assets-related parties	1,186,849	3,459,229
Inventories	(1,428,633)	5,003,591
Accounts receivable	(3,178,458)	7,598,785
Accounts payable and accrued expenses	1,879,378	(2,222,460)
Accounts and other payable - related parties	218,036	753,575
Advances from customers	(1,019,563)	(5,049,176)
Other payables	(2,986,526)	(3,417,679)
Net cash (used in) provided by continuing operations	(9,607,704)	6,122,948
Net cash provided by discontinued operations	-	3,196,424
CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(9,607,704)	9,319,372
INVESTING ACTIVITIES
Increase in loans receivable	-	3,056,252
Proceeds from the sale of marketable securities available for sale	5,874,760	562,787
Repayment of loans	-	(445,872)
Purchases of property, plant and equipment	(561,079)	(18,486,007)
Net cash provided by (used in) investing activities - continuing operations	5,313,681	(15,312,840)
Net cash used in investing activities - discontinued operations	-	(4,313,489)
CASH PROVIDED BY (USED IN) INVESTING ACTIVATIES	5,313,681	(19,626,329)
FINANCING ACTIVITIES
Decrease (increase) in restricted cash	120,144	(1,661,923)
Increase (decrease) in loans payable	322,255	(2,241,992)
Loan from related parties	-	744,325
Gross proceeds from sale of common stock	4,659,418	4,810,000
Proceeds from exercise of warrants/options	296,400	10,000
Cash payment for stock split/forward and stock repurchase	-	(2,045,043)
Cash dividend payment to preferred stock holders	(20,124)	-
Capital contribution from minority interest owners	-	2,201,332
Cash provided by financing activities - continuing operations	5,378,093	1,816,699
Cash provided by financing activities - discontinued operations	-	1,224,270
CASH PROVIDED BY FINANCING ACTIVITIES	5,378,093	3,040,969
EFFECT OF EXCHANGE RATE ON CASH	462,321	1,529,024
Net increase (decrease) in cash	1,546,391	(5,736,963)
Cash and equivalents, beginning of year-continuing operations	12,851,310	19,238,091
Cash and equivalents, beginning of year-discontinued operations	-	398,771
Cash and equivalents, beginning of the year	12,851,310	19,636,862
Cash and equivalents, end of period	14,397,702	13,899,869
Less cash and equivalents of discontinued operations, end of period	-	505,948
Cash and equivalents of continuing operations, end of period	$14,397,702	$13,393,921
Supplemental disclosures of cash flow information:
Dividend payment in stock to preferred stock shareholders	$80,433	$74,161

The accompanying notes are an integral part of these unaudited financial statements.

CHINA DIRECT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Business and Organization

China Direct Industries, Inc., a Florida corporation and its subsidiaries are referred to in this report as “we”, “us”, “our”, or “China Direct Industries”.

We are a U.S. company that manages a portfolio of Chinese entities.  We also provide consulting services to both American and Chinese businesses.  We operate in three identifiable segments: Magnesium, Basic Materials and Consulting in accordance with the Financial Standard Board Accounting Standard Codifications (ASC) 280, “Segment Reporting”.  In 2006 we established our Magnesium and Basic Materials segments which have grown through acquisitions of controlling interests of Chinese private companies. We consolidate these acquisitions as either wholly or majority owned subsidiaries. Through this ownership control, we provide management, marketing, sales, and business development services, strategic planning, macroeconomic industry analysis and financial management seeking to improve the quality and performance of each portfolio company.  We also provide our subsidiaries with investment capital and loans to expand their businesses.

In our Magnesium segment, currently our largest segment by assets, and prior to the 2009 transition period, our largest segment by revenues and assets, we produce, sell and distribute pure magnesium ingots, magnesium powder and magnesium scraps.

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

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Restatement of financial statements disclosure

The December 31, 2008 financial statements included in our Form 10-K filed on March 31, 2009, contained an error related to the method of calculating the other-than-temporary impairment of securities available for sale. Accordingly, the consolidated balance sheets, consolidated statements of operations, consolidated statement of stockholders’ equity, and consolidated statement of cash flows for fiscal 2008 have been restated in our Transition Report on Form 10-K for the nine months ended September 30, 2009 (the “2009 Transition Report on Form 10-K”) to correct the accounting treatment previously accorded the other-than-temporary impairment transaction.  Furthermore, we discontinued a component of our business which also affected our financial statements for the year ended December 31, 2008 included in the 2009 Transition Report on Form 10-K.

The effect of correcting this error and the discontinued operations on our consolidated balance sheet at December 31, 2008, and consolidated statement of operations and statement of cash flows for the three months ended December 31, 2008 is shown in the table below.  There was no net effect on comprehensive income from this error and all other changes to our consolidated statement of equity will be shown in the tables provided for in the consolidated balance sheet and consolidated statement of operations.  Additionally, for accounts effected by the restatement error, adjustments related to the retroactive presentation of discontinued operations are also shown.

CHINA DIRECT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

Consolidated Balance Sheet Data	December 31, 2008
	Unaudited (1)	Adjustment to Restate	Restated
Shareholders' equity
Accumulated other comprehensive (loss) income	$(11,711,021)	$3,393,533	$(8,317,488)
Retained earnings	$17,037,407	$(3,393,533)	$13,643,874

Consolidated Statements of Operations Data	For the Three Months Ended December 31, 2008
	Unaudited (1)	Adjustment to Restate	Restated
Realized loss on Other Than Temporary Impairment	$(4,127,555)	$(3,393,533)	$(7,521,088)
Total other expense	$(4,034,515)	$(3,393,533)	$(7,428,048)
Net loss from continuing operations before income taxes	$(8,770,522)	$(3,393,533)	$(12,164,055)
Net loss from continuing operations, net of income taxes	$(8,662,631)	$(3,393,533)	$(12,056,164)
Net loss	$(9,578,875)	$(3,393,533)	$(12,972,408)
Net loss attributable to China Direct Industries, Inc.	$(6,754,557)	$(3,393,533)	$(10,148,090)
Net loss applicable to common stockholders	$(6,774,792)	$(3,393,533)	$(10,168,325)

Basic and diluted loss per common share:
Basic	$(29)	$(0.14)	$(0.43)
Diluted	$(29)	$(0.14)	$(0.43)

Consolidated Statements of Cash Flows Data	For the Three Months Ended December 31, 2008
	Unaudited	Adjustment to Restate	Restated
Net loss	$(9,578,875)	$(3,393,533)	$(12,972,408)
Realized loss on investment in marketable securities - Other Than Temporary Impairment	$4,127,555	$3,393,533	$7,521,088

	For the Three Months Ended December 31, 2008
Consolidated Statement of Changes in Equity	Unaudited	Adjustment to Restate	Restated
Net loss	$(6,754,557)	$(3,393,533)	$(10,148,090)
Unrealized (loss) gain on marketable securities available for sale	$(2,116,075)	$3,393,533	$1,277,458
Realized loss on investment in marketable securities - Other Than Temporary Impairment	$4,127,555	$3,393,533	$7,521,088

	For the Three Months Ended December 31, 2008
Consolidated Statement of Changes in Equity	Unaudited	Adjustment to Restate	Restated
Net loss	$(6,754,557)	$(3,393,533)	$(10,148,090)
Unrealized (loss) gain on marketable securities available for sale	$(2,116,075)	$3,393,533	$1,277,458

(1) The unadjusted amounts were included in the consolidated statement of operations for the fiscal year ended December 31, 2008 included in our Form 10-K filed on March 31, 2009.  These amounts were not, however, reflected on a standalone basis for the three month period ended December 31, 2008.

CHINA DIRECT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

Basis of Presentation

Change in Fiscal Year

Effective August 13, 2009, we changed our fiscal year end from December 31 to September 30. We have defined various periods that are covered in this report as follows:

•	“third quarter of fiscal 2010” — April 1, 2010 through June 30, 2010.
•	“three months ended June 30, 2009” — April 1, 2009 through June 30, 2009.
•	“first nine months of fiscal 2010” — October 1, 2009 through June 30, 2010.
•	“nine months ended June 30, 2009” — October 1, 2008 through June 30, 2009.
•	“fiscal 2010” — October 1, 2009 through September 30, 2010.
•	“2009 transition period” — January 1, 2009 through September 30, 2009.
•	“fiscal 2008” — January 1, 2008 through December 31, 2008.
•	“fiscal 2007” — January 1, 2007 through December 31, 2007.

Our audited and unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the requirements for reporting on Form 10-Q. Accordingly, the unaudited consolidated financial statements do not include all the information and footnotes required by U.S. generally accepted accounting principles for annual financial statements. However, the information included in these interim financial statements reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full year. The consolidated balance sheet information as of September 30, 2009 was derived from the audited consolidated financial statements included in our Transition Report on Form 10-K for the nine months ended September 30, 2009. The interim financial statements should be read in conjunction with our Form 10-K for the nine months ended September 30, 2009. Certain reclassifications have been made to prior year amounts to conform to the current year presentation and to disclose our reclassification of discontinued operations treatment of Pan Asia Magnesium and a reclassification of revenues for intercompany interest income which should have been booked as Other Payables – Related Parties.  See Note 4 – Comprehensive Income (loss).

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates in the 2009 Transition Period and the nine months ended June 30, 2010 include the valuation of investments held for sale, the allowance for doubtful accounts on accounts receivable, the allowance for obsolete inventory, the fair value of stock-based compensation, and the useful life of property, plant and equipment.

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

Our estimate for allowance for doubtful accounts is based on an evaluation of our outstanding accounts receivable including the aging of amounts due, the financial condition of our specific customers, knowledge of our industry segment in Asia, and historical bad debt experience. This evaluation methodology has proven to provide a reasonable estimate of bad debt expense in the past and we intend to continue to employ this approach in our analysis of collectability. However, we are aware that given the current global economic situation, including that of China, meaningful time horizons may change. We intend to enhance our focus on the evaluation of our customers' sustainability and adjust our estimates as may be required.

CHINA DIRECT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

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

Concentration of Credit Risks

Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash and trade accounts receivable. We deposit our cash with high credit quality financial institutions in the United States and China. As of June 30, 2010, we had no bank deposits in the United States that exceeded federally insured limits. At June 30, 2010, we had deposits of $5,730,801 in banks in China. In China, there is no equivalent federal deposit insurance as in the United States, so the amounts held in banks in China are not insured. We have not experienced any losses in such bank accounts through June 30, 2010.

At June 30, 2010 and September 30, 2009, bank deposits by geographic area were as follows:

Country	June 30, 2010		September 30, 2009
United States	$8,666,901	60%	$8,625,782	67%
China	5,730,801	40%	4,225,528	33%
Total cash and cash equivalents	$14,397,702	100%	$12,851,310	100%

In an effort to mitigate any potential risk, we periodically evaluate the credit quality of the financial institutions at which we hold deposits, both in the United States and China.

Accounts Receivable

Accounts receivable are reported at net realizable value. We have established an allowance for doubtful accounts based upon factors pertaining to the credit risks of specific customers, historical trends, aging of the receivable and other information. Delinquent accounts are written off when it is determined that the amounts are uncollectible.  At June 30, 2010 and September 30, 2009, allowances for doubtful accounts were $127,089 and $745,786, respectively.

Inventories

Inventories, consisting of raw materials and finished goods, are stated at the lower of cost or market utilizing the weighted average method. Inventories as of June 30, 2010 and September 30, 2009 were $7,235,355 and $5,806,722, respectively. Due to the nature of our business and the short duration of the manufacturing process of our products, there was no material work-in-process inventory at June 30, 2010 and September 30, 2009.

CHINA DIRECT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

Fair Value of Financial Instruments

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

Marketable Securities

Marketable securities held for sale and marketable securities held for sale-related party at June 30, 2010 and September 30, 2009 consists of the following:

Company	June 30, 2010	% of Total	September 30, 2009	% of Total
China America Holdings, Inc.	$368,040	13%	$540,200	10%
China Logistics Group, Inc.	833,000	29%	761,000	13%
Dragon International Group Corp.	91,263	3%	228,158	4%
China Armco Metals, Inc.	232,000	8%	3,116,993	56%
Sunwin International Neutraceuticals, Inc.	715,400	25%	338,000	6%
Dragon Capital Group Corp.	633,973	22%	604,686	11%
Marketable securities held for sale	$2,873,676	100%	$5,589,037	100%

All the securities, including preferred stock, common stock, and common stock purchase warrants, were received from our clients as consulting fees.  We categorize the securities as investments in marketable securities available for sale or investments in marketable securities available for sale-related parties.  These securities (exclusive of preferred stock and common stock purchase warrants) are quoted either on an exchange or over the counter market system. Some of the securities are restricted and cannot be readily sold by us absent a registration of those securities under the Securities Act of 1933 (the “Securities Act”) or the availabilities of an exemption from the registration requirements under the Securities Act. Our policy is to liquidate the securities on a regular basis.  As these securities are often restricted, we are unable to liquidate them until the restriction is removed. We recognize revenue for common stock based on the fair value at the time common stock is granted or at the time service has been rendered (see detailed discussion on revenue recognition later) and for common stock purchase warrants based on the Black-Scholes valuation model.  Unrealized gains or losses on marketable securities available for sale and on marketable securities available for sale-related party are recognized on a quarterly basis as an element of comprehensive income based on changes in the fair value of the security. Once liquidated, realized gains or losses on the sale of marketable securities available for sale and marketable securities available for sale-related party are reflected in our net income for the period in which the security was liquidated.

CHINA DIRECT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

In accordance with ASC 850, “Related Party Disclosures”, we recognized Dragon Capital Group Corp. (“Dragon Capital”) as a related party.  Mr. Lisheng (Lawrence) Wang, the CEO and Chairman of the Board of Dragon Capital, is the brother of Dr. James Wang, our CEO and Chairman of the Board of Directors.  The securities of Dragon Capital accounted for all the investments in marketable securities available for sale-related party and totaled $633,973 and $604,686 at June 30, 2010 and September 30, 2009, respectively.  These securities were issued by Dragon Capital as compensation for consulting services. Dragon Capital is a non-reporting company whose securities are quoted on the Pink Sheets, and as such, under Federal securities laws, securities of Dragon Capital cannot be readily resold by us, generally, absent a registration of those securities under the Securities Act. Dragon Capital does not intend to register the securities.

Under the guidance of ASC320, “Investments”, we periodically evaluate other-than-temporary impairment (OTTI) of securities to determine whether a decline in their value is other than temporary.  Management utilizes criteria such as the magnitude and duration of the decline, in addition to the reasons underlying the decline, to determine whether the loss in value is other than temporary. The term “other-than-temporary” is not intended to indicate that the decline is permanent.  It indicates that the prospects for a near term recovery of value are not necessarily favorable, or that there is a lack of evidence to support fair values equal to, or greater than, the carrying value of the investment. Once a decline in value is determined to be other than temporary, the value of the security is reduced and a corresponding impairment charge to earnings is recognized.  In the assessment of OTTI for various securities at June 30, 2010 and September 30, 2009 the guidance in ASC 320, “the Investment-Debt and Equity Securities,” is carefully followed.  Management determined that some of our investments in marketable securities are impaired because their fair value as quoted on an exchange or an inter-dealer quotation system is less than their cost basis and also determined that the impairment is other–than-temporary impairment after applying the guidance in Section 325-40-35 to the evaluation of the securities.  In accordance with Section 325-35-33, when an entity has decided to sell an impaired available-for-sale security and the entity does not expect the fair value of the security to fully recover before the expected time of sale, the security shall be deemed other-than-temporarily impaired in the period in which the decision to sell is made.  However, an entity shall recognize an impairment loss when the impairment is deemed other than temporary impairment even if a decision to sell has not been made.  For the nine month period ended June 30, 2010 and 2009 we had a loss related to other than temporary impairment of $0 and $7,521,088, respectively.

The realized gain (loss) on sale of marketable securities available for sale in the three month periods ended June 30, 2010 and 2009 was $33,155 and ($79,221), respectively.

The realized gain (loss) on sale of marketable securities available for sale in the nine month periods ended June 30, 2010 and 2009 was $2,134,344 and ($410,750), respectively.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of (i) prepayments to vendors for merchandise that had not yet been shipped, (ii) value added tax refunds available from the Chinese government, (iii) loans receivable and (iv) other receivables.  At June 30, 2010 and September 30, 2009, our consolidated balance sheets include prepaid expenses and other current assets of $6,731,966 and $5,092,205, respectively.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost and depreciated on a straight line basis over their estimated useful lives of three to forty years. Maintenance and repairs are charged to expense as incurred. Significant renewals and improvements are capitalized.

Acquisitions

We account for acquisitions using the purchase method of accounting in accordance with the provisions of Topic 805, “Business Combinations”.  In each of our acquisitions for prior periods presented, we determined that fair values were equivalent to the acquired historical carrying costs.  We had no acquisitions during the first nine month of fiscal 2010.

CHINA DIRECT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

Advances from Customers and Deferred Revenues

Advances from customers represent (i) prepayments to us for merchandise that had not yet been shipped to customers, and (ii) the fair value of securities received as compensation which will be amortized over the term of the respective consulting agreement. We will recognize these advances as revenues as customers take delivery of the goods or when the services have been rendered, in compliance with our revenue recognition policy. Advances from customers totaled $871,573 and $1,764,177 at June 30, 2010 and September 30, 2009, respectively while deferred revenue totaled $116,000 and $242,960, respectively

Comprehensive Income (loss)

We follow ASC 220, “Comprehensive Income” to recognize the elements of comprehensive income. Comprehensive income (loss) is comprised of net income (loss) and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive loss for the nine month period ended June 30, 2010 and 2009 included net loss, foreign currency translation adjustments, unrealized gain (loss) on marketable securities available for sale, net of income taxes, and unrealized losses on marketable securities available for sale-related party, net of income taxes.  See Note 4 – Comprehensive Income for details. .

Foreign Currency Translation

The accompanying consolidated financial statements are presented in United States dollars. The functional currency of our Chinese subsidiaries is the Renminbi, the official currency of the People’s Republic of China, (“RMB”). Capital accounts of the consolidated financial statements are translated into United States dollars from RMB at their historical exchange rates when the capital transactions occurred. Assets and liabilities are translated at the exchange rates as of the balance sheet date. Income and expenditures are translated at the average exchange rates for the nine month period ended June 30, 2010 and September 30, 2009. A summary of the conversion rates for the periods presented is as follows:

	June 30,
	2010	2009
Quarter end RMB: U.S. dollar exchange rate	6.8086	6.8448
Average year-to-date RMB: U.S. dollar exchange rate	6.8352	6.8432

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through PRC authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into United States dollars at the rates applied in the translation.

Impairment of Long-Lived Assets

In accordance with ASC 360, “Property, Plant, and Equipment”, we periodically review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. We recognize an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the estimated fair value and the book value of the underlying asset. We did not record any impairment charges during the nine month periods ended June 30, 2010 and 2009.

CHINA DIRECT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

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

Income Taxes

We accounted for income taxes in accordance with ASC 740, “Income Taxes”.  ASC 740 requires the recognition of deferred tax assets and liabilities to reflect the future tax consequences of events that have been recognized in our financial statements or tax returns. Measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between the financial reporting and tax basis of our assets and liabilities result in a deferred tax asset, ASC 740 requires an evaluation of the probability of our being able to realize the future benefits indicated by such assets. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some or the entire deferred tax asset will not be realized.  For the first nine month of fiscal 2010, we generated income of $380,637 in the United States.  Income tax expense was not recorded on these earnings as net operating loss carry-forwards are available to offset the income.  We continue to evaluate whether the remaining deferred tax asset will be realized and will record an income tax benefit in the period the valuation allowance is removed.

Basic and Diluted Earnings per Share

Under the provisions of ASC 260, “Earnings Per Share,” (EPS) basic income (loss) per common share is computed by dividing income (loss) available to common shareholders by the weighted average number of shares of common stock outstanding for the periods presented. Diluted income (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the income of the company, subject to anti-dilution limitations. In order to comply with the GAAP, we use the treasury stock method when computing the diluted EPS. The number of incremental shares included in diluted EPS is computed using the average market prices of the reporting period.

CHINA DIRECT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

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

a.
The date the parties come to a mutual understanding of the terms of the equity-based compensation arrangement and a commitment for performance by the grantee to earn the equity instruments (a performance commitment) is reached; and

b.	The date at which the grantee’s performance necessary to earn the equity instruments is complete (that is, the vesting date).

Currently we measure and recognize the revenue from the equity securities of China Armco Metals, Inc. upon completion of the services performed on a quarterly bases as provided for in our consulting agreement with China Armco Metals, Inc., while the equity securities of all other clients are measured, using the grant date in accordance with ASC 605 or as otherwise provided for in our agreements with our clients.

Stock-based Compensation

We account for the grant of stock options, warrants and restricted stock awards in accordance with ASC 718, “Compensation-Stock Compensation.”   ASC 718 requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity based compensation.

Recent Pronouncements

The FASB issued Accounting Standards Update (ASU) No. 2010-20. Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, on July 21, 2010, requiring companies to improve their disclosures about the credit quality of their financing receivables and the credit reserves held against them. The extra disclosures for financing receivables include aging of past due receivables, credit quality indicators, and the modifications of financing receivables.  This guidance is effective for interim and annual periods ending on or after December 15, 2010.  We do not expect the adoption of this update to have a material impact on our consolidated financial position, results of operations or cash flows.

Accounting for decreases in ownership of a subsidiary - In January 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2010-02, ?癆ccounting and Reporting for Decreases in Ownership of a Subsidiary,” which clarifies the scope of the guidance for the decrease in ownership of a subsidiary in ASC 810, “Consolidations,” and expands the disclosures required for the deconsolidation of a subsidiary or de-recognition of a group of assets. This guidance was effective on January 1, 2010.   We have adopted this guidance and it did not have an effect on the accompanying consolidated financial statements. Accounting for distributions to shareholders - In January 2010, the FASB issued ASU 2010-01, “Accounting for Distributions to Shareholders with Components of Stock and Cash,” which clarifies that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in earnings per share prospectively and is not a stock dividend for purposes of applying ASC 505, “Equity,” and ASC 260, “Earnings Per Share.” This guidance is effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. The application of the requirements of this guidance had no effect on the accompanying consolidated financial statements.

CHINA DIRECT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

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

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-09 “Accounting for Investments-Equity Method and Joint Ventures and Accounting for Equity-Based Payments to Non-Employees”.  This update represents a correction to Section 323-10-S99-4, Accounting by an Investor for Stock-Based Compensation Granted to Employees of an Equity Method Investee. Additionally, it adds observer comment Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees to the Codification. The application of the requirements of this guidance had no effect on the accompanying consolidated financial statements

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-12 “Fair Value Measurements and Disclosures Topic 820 – Investment in Certain Entities That Calculate Net Assets Value Per Share (or Its Equivalent)”, which provides amendments to Subtopic 820-10, Fair Value Measurements and Disclosures-Overall, for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). The amendments in this update permit, as a practical expedient, a reporting entity to measure the fair value of an investment that is within the scope of the amendments in this update on the basis of the net asset value per share of the investment (or its equivalent) if the net asset value of the investment (or its equivalent) is calculated in a manner consistent with the measurement principles of Topic 946 as of the reporting entity’s measurement date, including measurement of all or substantially all of the underlying investments of the investee in accordance with Topic 820. The amendments in this update also require disclosures by major category of investment about the attributes of investments within the scope of the amendments in this update, such as the nature of any restrictions on the investor’s ability to redeem its investments at the measurement date, any unfunded commitments (for example, a contractual commitment by the investor to invest a specified amount of additional capital at a future date to fund investments that will be make by the investee), and the investment strategies of the investees. The major category of investment is required to be determined on the basis of the nature and risks of the investment in a manner consistent with the guidance for major security types in U.S. GAAP on investments in debt and equity securities in paragraph 320-10-50-1B. The disclosures are required for all investments within the scope of the amendments in this update regardless of whether the fair value of the investment is measured using the practical expedient. The application of the requirements of this guidance had no effect on the accompanying consolidated financial statements.

CHINA DIRECT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

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

The following table sets forth the computation of basic and diluted loss per share for the three and nine month periods ended June 30, 2010 and 2009:

(in thousands except per share amounts)	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2010	2009	2010	2009
NUMERATOR:
Loss from continuing operations	$(1,084)	$(2,314)	$(412)	(12,380)
Loss from discontinued operations	-	(574)	-	(2,111)
Series A preferred stock:
Preferred stock dividend	(20)	(34)	(80)	(74)
Numerator for basic EPS, net loss attributable to common stockholders (A)	$(1,104)	$(2,922)	$(492)	$(14,565)
Plus: Income impact of assumed conversions
Preferred stock dividends-unconverted	-	-	-	-
Numerator for diluted EPS, net loss attributable to common stockholders plus assumed conversions(B)	$(1,104)	$(2,922)	$(492)	$(14,565)
DENOMINATOR (1):
Denominator for basic earnings per share-weighted average number of common shares outstanding ( C)	28,829	24,169	28,940	23,731
Stock awards, options, and warrants	-	-	-	-
Denominator for diluted earnings per share-adjusted weighted average outstanding average number of common shares outstanding (D)	28,829	24,169	28,940	23,731

Basic and Diluted Loss per Common Share:
Loss per share-basic (A)/( C)	$(0.04)	$(0.12)	$(0.02)	$(0.61)
Loss per share-diluted (B)/(D)	$(0.04)	$(0.12)	$(0.02)	$(0.61)

(1)	Securities are not included in the denominator in periods when antidilutive.

CHINA DIRECT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
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

Our other comprehensive income consists of currency translation adjustments, unrealized loss on marketable securities available for sale, net of taxes and unrealized loss on marketable securities available for sale-related party, net of taxes. The following table sets forth the computation of comprehensive income (loss) for the three and nine month periods ended June 30, 2010 and 2009, respectively:

	For Three Months Ended June 30,		For Nine Months Ended June 30,
	2010	2009	2010		2009
(in thousands)	unaudited	unaudited	unaudited		unaudited

Net loss	$(1,325)	$(3,140)	$(671	)(1)	$(16,349)
Net loss-discontinued operations	-	(574)	-		(2,111)
Other comprehensive income (loss), net of tax
Unrealized loss on marketable securities held for sale, net taxes	(343)	(400)	(799)		(4,233)
Unrealized loss gain on marketable securities available for sale-related party	(34)	193	(34)		241
Foreign currency translation gain (loss)	224	(9)	426		(1,683)
Other comprehensive loss	(153)	(216)	(407)		(5,675)
Less: other comprehensive loss - noncontrolling interest	(52)	-	(148)		-
Total other comprehensive loss	$(205)	$(216)	$(555)		$(5,675)
Comprehensive loss	$(1,530)	$(3,930)	$(1,226)		$(24,135)
Comprehensive loss attributable to the noncontrolling interests	240	545	259		2,935
Comprehensive loss attributable to the noncontrolling interests-discontinued operations	-	281	-		1,034
Comprehensive loss attributable to China Direct Industries, Inc.	$(1,290)	$(3,104)	$(967)		$(20,166)

(1)
Amount reflects a $240,000 adjustment to a transaction mistakenly booked into revenues that reduced our net (loss) in the three month period ended December 31, 2009 which should have been booked as Other Payable – Related Parties.  Accordingly our net loss for the three month period ended June 30, 2010 was reduced by $240,000. We discussed this matter with our auditor and deemed it to be immaterial with respect to the financial statements taken as a whole, and that it had no effect on our net loss for the first nine month of fiscal 2010.

CHINA DIRECT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

NOTE 5 - INVENTORIES

Inventories at June 30, 2010 and September 30, 2009 consisted of the following:

	June 30, 2010	September 30, 2009
	unaudited
Raw materials	$2,803,515	$2,454,443
Finished goods	4,431,840	3,695,184
Inventory reserve	-	(342,905)
Total Inventory	$7,235,355	$5,806,722

Due to the nature of our business and the short duration of the manufacturing process for our products, there is no material work in progress inventory at June 30, 2010 and September 30, 2009.

NOTE 6 - PREPAID EXPENSES AND OTHER CURRENT ASSETS

At June 30, 2010 and September 30, 2009, prepaid expenses and other current assets, consisted of the following:

Description	June 30, 2010	September 30, 2009
	unaudited
Prepayments to vendors for merchandise that had not yet been shipped or services that had not been performed	$4,198,872	$2,853,504
Other receivables	1,030,541	642,370
Loans receivables	1,486,000	1,435,000
Other long-term receivables	-	142,692
Security deposits	16,553	20,475
Total	6,731,966	5,094,041
Less: Current Portion	(6,731,966)	(5,092,205)
Prepaid expenses and other assets, non-current	$-	$1,836

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

CHINA DIRECT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

NOTE 7 - PROPERTY, PLANT AND EQUIPMENT

At June 30, 2010 and September 30, 2009, property, plant and equipment, consisted of the following:

Property, Plant and Equipment
Description	Useful Life	June 30, 2010	September 30, 2009
		unaudited
Building	10-40 years	$10,888,060	$10,727,622
Manufacturing equipment	5-10 year	15,149,762	14,849,040
Office equipment and furniture	3-5 year	456,257	403,570
Autos and trucks	5 year	969,522	911,964
Construction in progress	N/A	7,134,746	7,145,072
Total		34,598,347	34,037,268
Less: accumulated depreciation		(4,415,195)	(2,705,276)
Property, Plant and Equipment, Net		$30,183,152	$31,331,992

For the nine month periods ended June 30, 2010 and June 30, 2009, depreciation expense totaled $1,709,919 and $1,472,643, respectively.

NOTE 8 - PROPERTY USE RIGHTS

Property use rights, net of accumulated amortization, consisting of mining and property use rights amounted to $1,081,928 and $1,113,902 at June 30, 2010 and September 30, 2009 respectively.

Golden Magnesium holds land use rights to use approximately 24.5 acres of land located in Yueyan, Gu County, Shanxi Province, China.  Pursuant to these land use rights which permit construction of a magnesium production plant capable of producing up to 20,000 tons of pure magnesium products per year, Golden Magnesium built its magnesium production plant on this land.  The land use rights expire in 2057.  The land use rights amortization expense during the first nine month of fiscal 2010 was $31,974.

In connection with our acquisition of CDI Jixiang Metal in December 2007, we acquired mining rights to 51 acres located in the Yongshun Kaxi Lake Mining area of China.  Acquisition costs for the mining rights as of June 30, 2010 are $498,516.  CDI Jixiang Metal has not commenced operations and has not established a reserve.  There is no assurance that commercially viable mineral deposits exist on this property and further exploration will be required before an evaluation as to the economic feasibility is determined.

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

CHINA DIRECT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

NOTE 9 - LOANS PAYABLE

Loans payable at June 30, 2010 and September 30, 2009 consisted of the following:

Description	June 30, 2010	September 30, 2009

Loan due to Mingsheng Bank, at May 26, 2010. 6.37% annual interest rate. Secured by pledge of Lang Chemical's assets.	$-	$497,252

Loan due to Industrial & Commercial Bank, at July 21, 2010. 5.58% annual interest rate. Guaranteed by the personal real estate of ZhuQian and Chen JingDong.	330,464	336,375

Loan due to Industrial & Commercial Bank, at September 21, 2010. 5.31% annual interest rate. Guaranteed by the personal real estate of ZhuQian and Chen Jingdong.	396,557	394,875

Loan due to Bank of Shanghai, at January 14, 2010. 5.84% annual interest rate. Guaranteed by China Investment Guarantor Co. Ltd.	-	292,500

Loan due to Bank of Shanghai, at February 21, 2011. 5.31% annual interest rate. Guaranteed by China Investment Guarantor Co. Ltd.	440,619	-

Loan due to China Mingsheng Bank, at March 26, 2011. 6.64% annual interest rate. Guaranteed by Chen Jingdong.	675,617	-

Total	1,843,257	1,521,002
Less: Current Portion	(1,843,257)	(1,521,002)
Loans payable, long-term	$-	$-

The $330,464 loan due to Industrial & Commercial Bank was paid in full on its due date, July 21, 2010.

We are in discussions with Industrial & Commercial Bank to renew the $396,557 loan due on September 21, 2010.

CHINA DIRECT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

NOTE 10 - RELATED PARTY TRANSACTIONS

List of Related Parties

We have specified the following persons and entities as related parties with ending balances as of June 30, 2010 and September 30, 2009:

•
Yuwei Huang, is executive vice president of our Magnesium segment, a member of the board of directors, chief executive officer and chairman of Chang Magnesium, chairman of Baotou Changxin Magnesium, chairman of YiWei Magnesium, and chief executive officer and vice chairman of Golden Magnesium;

•	Taiyuan YiWei Magnesium Industry Co., Ltd., a company organized under the laws of the PRC (“YiWei Magnesium”), is a noncontrolling owner in Chang Magnesium and is owned or controlled by Mr. Huang;
•	Lifei Huang, is the daughter of Yuwei Huang;
•	Lifei Huang, is a registered representative of Pine Capital Enterprises Inc., a company organized under the laws of the Cayman Islands (“Pine Capital”). Mr. Huang owns or controls Pine Capital;
•	Lifei Huang, is a registered representative of Wheaton Group Corp., a company organized under the laws of Brunei Darussalam (“Wheaton”). Mr. Huang owns or controls Wheaton;
•	LingShi County Yihong Magnesium Co., Ltd., a company organized under the laws of the PRC (“Yihong Magnesium”), is legally represented by Mr. Huang who owns or controls this company;
•	LuCheng Haixu Magnesium Co., Ltd., a company organized under the laws of the PRC (“Haixu Magnesium”), is legally represented by Mr. Huang who owns or controls this company;
•	LuCheng Xinghai Magnesium Co., Ltd., a company organized under the laws of the PRC (“Xinghai Magnesium”), is legally represented by Mr. Huang who owns or controls this company;
•	Shanxi Senrun Coal Chemistry Co., Ltd., a company organized under the laws of the PRC (“Senrun Coal”), is a noncontrolling owner in Golden Magnesium and is owned or controlled by Mr. Huang;
•	NanTong Langyuan Chemical Co., Ltd., a company organized under the laws of the PRC (“NanTong Chemical”), is owned by Jingdong Chen and Qian Zhu, the noncontrolling owners of Lang Chemical;
•	Jingdong Chen, is vice president of our Basic Materials segment and chief executive officer of Lang Chemical;
•	Qian Zhu, is chief financial officer of Lang Chemical. Jingdong Chen and Qian Zhu are husband and wife;
•	Chi Chen is vice president of our Basic Materials Segment and noncontrolling owner of CDI Beijing; and
•	Zhongmen International Investments Co., Ltd., a company organized under the laws of the PRC (“Zhongmen International”), is legally represented by Mr. Chen.

Accounts Receivable – related parties

At June 30, 2010 we reported accounts receivable – related parties of $1,780,293 comprised of the following:

	$821,212 due BaoTou Changxin Magnesium from YiWei Magnesium for inventory provided;
	$826,651 due Golden Magnesium from YiWei Magnesium for inventory provided;
	$129,425 due Chang Magnesium from YiWei Magnesium for inventory provided; and,
	$3,005 due Chang Magnesium from Wheaton for inventory provided.

At September 30, 2009 we reported accounts receivable – related parties of $2,355,059 comprised of the following:

		$756,795 due Chang Magnesium from YiWei Magnesium, for inventory provided;
		$869,105 due Chang Magnesium from Pine Capital for inventory provided; and,
		$729,159 due Golden Magnesium from YiWei Magnesium for inventory provided.

CHINA DIRECT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

Prepaid Expenses – related parties

At June 30, 2010 we reported prepaid expenses – related parties of $5,422,736 comprised of the following:

	$490,556 prepaid by Chang Magnesium to YiWei Magnesium for future delivery of inventory;
	$17,386 prepaid by Chang Magnesium to Yihong Magnesium for future delivery of inventory;
	$73,445 prepaid by Chang Magnesium to Haixu Magnesium for future delivery of inventory;
	$54,343 prepaid by Baotou Changxi Magnesium to YiWei Magnesium for future delivery of inventory;
	$2,545,244 prepaid by Chang Magnesium to Xinghai Magnesium for future delivery of inventory;
	$53,905 prepaid by Golden Magnesium to Senrun Coal for future delivery of coke gas for fuel.
	$300,000 due IMTC from Wheaton for future delivery of inventory;
	$640,000 due IMTC from Pine Capital for future delivery of inventory; and
	$1,247,857 due Lang Chemical from NanTong Chemical for future delivery of inventory.

At September 30, 2009 we reported prepaid expenses – related parties of $5,823,039 comprised of the following:

	$2,440,794 prepaid by Chang Magnesium to YiWei Magnesium for future delivery of inventory;
	$73,133 prepaid by Chang Magnesium to Haixu Magnesium to for future delivery of inventory;
	$530,888 prepaid by Chang Magnesium to Xinghai Magnesium to for future delivery of inventory;
	$684,922 prepaid by Chang Magnesium to Yihong Magnesium to for future delivery of inventory;
	$1,376,394 prepaid by Baotou Changxi Magnesium to YiWei Magnesium to for future delivery of inventory;
	$51,470 prepaid by Golden Magnesium to Senrun Coal for future delivery of coke gas for fuel; and
	$665,438 prepaid by Golden Magnesium to YiWei Magnesium for future delivery of inventory.

 Loan Receivable – related parties

At June 30, 2010 we reported loan receivables – related parties of $882,362 comprised of the following:

	660,928 due Chang Magnesium form Yihong Magnesium for funds advanced for working capital purposes;
	15,584 due Golden Magnesium from YiWei Magnesium for funds advanced for working capital purposes;
	$132,413 due Baotou Changxi Magnesium from Xinghai Magnesium for funds advanced for working capital purposes; and,
	$73,437 due Chen Chi from CDI Beijing for funds advanced for working capital purposes.

At September 30, 2009 we reported loan receivables – related parties of $1,094,142 comprised of the following:

	$1,094,142 due Lang Chemical from NanTong Chemical for funds advanced for working capital purposes.

Accounts Payable – related parties

At June 30, 2010 we reported accounts payable – related party of $657,314 comprised of the following:

	$14,889 due from Baotou Changxi Magnesium to Haixu for the purchase of material;
	$35,259 due from Baotou Changxi Magnesium to Yihong Magnesium for the purchase of material;
	$1,469 due from Golden Magnesium to Haixu Magnesium for the purchase of material;
	$328 due from Golden Magnesium to Xinghai Magnesium for the purchase of material;
	$281,248 due from Chang Magnesium to Xinghai Magnesium for the purchase of material; and
	$324,121 due from IMTC to YiWei Magnesium for the purchase of material.

At September 30, 2009 we reported accounts payable – related party of $51,716 comprised of the following:

	$35,427 due from Chang Magnesium to Wheaton Group for the purchase of material;
	$14,826 due from Baotou Changxin Magnesium to Haixu for the purchase of material; and
	$1,463 due from Golden Magnesium to Haixu Magnesium for the purchase of material.

CHINA DIRECT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

Other Payable-related parties

At June 30, 2010 we reported due to related parties of $12,067 comprised of the following:

	$12,067 due to Pine Capital for working capital of Chang Magnesium.

At September 30, 2009 we reported due to related parties balance of $399,629 comprised of the following:

	$355,753 due to Zhongmen International Investments for working capital of CDI Beijing; and
	$43,876 advanced by Beijing Jiaozhuang Hotel to CDI Beijing for working capital purposes.

Beijing Jiaozhuang Hotel, a company organized under the laws of the PRC was incorrectly identified as a related party in our previous reports filed with the SEC.  The amounts were for expenses related to CDI Beijing’s operations.

NOTE 11 - STOCKHOLDERS’ EQUITY

Preferred Stock

We have 10,000,000 shares of preferred stock, par value $.0001, authorized, of which we designated 12,950 as our Series A Convertible Preferred Stock in February 2008. At June 30, 2010 and September 30, 2009 there were 1,006 shares of Series A Convertible Preferred Stock issued and outstanding. During the first nine month of fiscal 2010, we paid $20,125 dividends in cash.  For the nine month periods ended June 30, 2010 and 2009 the total dividends paid in shares of our common stock were 45,876 shares or $60,304 and 44,018 shares or $74,161, respectively.

Common Stock

We have 1,000,000,000 shares of common stock, par value $.0001, authorized. At June 30, 2010 there were 31,003,710 shares of common stock issued and outstanding and there were 27,189,719 shares of common stock issued and outstanding at September 30, 2009.

For the nine month periods ended June 30, 2010 and 2009, amortization of stock-based compensation amounted to $871,842 and $1,653,670, respectively. For the nine month period ended June 30, 2010 and 2009, fair value of securities paid for services were $225,063 and $205,165, respectively. During the first nine month of fiscal 2010 we issued 260,000 shares of common stocks in connection with the exercise of warrants at $1.14 per share for a total consideration of $296,400.

On October 14, 2009, we entered into a Continuous Offering Program Agreement (the “Agreement”), with Rodman & Renshaw, LLC (“Rodman & Renshaw"), under which we may sell an aggregate of up to $5,201,330 in gross proceeds of our common stock from time to time through Rodman & Renshaw, as the agent for the offer and sale of the common stock. Rodman & Renshaw may sell the common stock by any method permitted by law, including sales deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act of 1933, including without limitation sales made directly on NASDAQ Global Market, on any other existing trading market for the common stock or through a market maker. Under the Agreement, Rodman & Renshaw may also sell the common stock in privately negotiated transactions, subject to our prior approval. We paid Rodman & Renshaw a commission equal to 3% of the gross proceeds of the sales price of all common stock sold through it as sales agent under the Agreement.  During the first nine months of fiscal 2010, we sold 2,760,975 shares of our common stock in an “at the market” offering with total gross proceeds of $4,659,418 with net proceeds to us of $4,520,485 after payment of commissions and fee of $138,933.

CHINA DIRECT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

Stock Incentive Plans

The following table sets forth our stock incentive plans activities during the first nine months of fiscal 2010:

Plan category (1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column)	Changes	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column)
	as of 9/30/2009		as of 6/30/2010
Plan approved by our shareholders:

Evolve One, Inc. Stock Option Plan	79,520		79,520
2006 Equity Plan, 10,000,000 authorized	9,688,000	256,000	9,944,000
2008 Executive Stock Incentive Plan, 1,000,000 authorized	1,000,000	(277,170)	722,830
2008 Non-Executive Stock Incentive Plan, 3,000,000 authorized	1,923,832	(422, 855)	1 ,500,977

Plan not approved by shareholders:

2006 Stock Plan, 2,000,000 authorized	126,335	(42,730)	83,605

Total	12,817,687	(486,755)	12,330,932

(1)
For a description of each plans and stock options listed in this table, see “Note 13 – Stockholders’ Equity” to the consolidated financial statements in our Transition Report on Form 10-K for the nine month transition period ended September 30, 2009, as filed with the SEC.

Stock Option Plans

The following table sets forth our stock option activity during the first nine months of fiscal 2010:

Description	Shares underlying options	Weighted average exercise price
Outstanding at September 30, 2009	3,655,670	$10.83
Converted to Restricted Stock Award	(953,940)	4.49
Cancelled	(40,000)	3.75
Adjusted (1)	(288,750)	1.14
Outstanding at June 30, 2010	2,372,980	$14.83
Exercisable at June 30, 2010	2,372,980	$14.83

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

CHINA DIRECT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

The weighted average remaining contractual life and weighted average exercise price of options outstanding at June 30, 2010, for selected exercise price ranges, are as follows:

Exercise Price	Number of options outstanding	Weighted average remaining contractual life (Years)	Weighted average exercise price	Options Exercisable	Weighted average remaining contractual life (Years)
$1.29	80,000	1.92	$1.29	80,000.00	1.92
$2.25	400	4.31	$2.25	400.00	4.31
$2.50	44,000	1.84	$2.50	44,000	1.84
$5.00	226,000	1.88	$5.00	226,000	1.88
$7.50	637,000	2.51	$7.50	637,000	2.51
$10.00	625,000	3.51	$10.00	625,000	3.51
$15.00	500	2.94	$15.00	500	2.94
$30.00	760,000	2.58	$30.00	760,000	2.58
$56.25	80	4.42	$56.25	80	4.42
	2,372,980	2.70	$14.83	2,372,980	2.70

During the first nine months of fiscal 2010, no options were exercised.

On June 2, 2010 we modified the exercise price of options previously awarded to David Stein, a former chief operating officer, vice president and member of the board of directors of China Direct Industries, to purchase 80,000 shares of our common stock from $5.00 per share to $1.29 per share as compensation for consulting and advisory services provided by Mr. Stein. The total additional stock-based compensation expense as a result of the modification was $32,604.

Options previously awarded to employees to purchase 953,940 shares of our common stock with exercise prices ranging from $2.50 to $5.00 were converted into 476,970 shares of restricted stock on February 17, 2010 with vesting dates ranging from immediate to October 1, 2010.  The total additional stock-based compensation expense as a result of the conversion is $328,952.  The aggregate intrinsic value of our outstanding and exercisable options at June 30, 2010 and September 30, 2009 was $2,372,980 and $3,326,920, respectively.

Common Stock Purchase Warrants

On June 16, 2009 we sold 2,702,704 shares of our common stock and warrants to purchase up to 1,351,352 of common stock to accredited investors. The purchase price per share of the common stock was $1.85. The warrants have an exercise price of $2.31 per share and will be exercisable beginning 183 days following the closing date for a period ending on the fifth anniversary of the initial exercise date. The gross proceeds of this offering were $5,000,000 with offering expenses of $190,000.  Management has used the proceeds from this offering for general working capital purposes and acquisitions of additional operations in China.

As a result of the June 15, 2009 registered direct offering of our common stock, we reduced the per share exercise price of warrants to purchase 143,750 shares of our common stock from $8.00 to $1.85.  On September 20, 2009, we reduced the exercise price of 423,750 common stock purchase warrants we issued in connection with our November 2006 offering from $4.00 to $1.14 pursuant to the price reset provisions of those warrants. For a complete description of the common stock purchase warrants, see “Note 13 – Stockholders’ Equity – Common Stock Purchase Warrants” to the consolidated financial statements in our Transition Report on Form 10-K for the nine month transition period ended September 30, 2009, as filed with the SEC.

CHINA DIRECT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

A summary of the status of our outstanding common stock purchase warrants granted as of June 30, 2010 and changes during the period is as follows:

	Shares underlying warrants	Weighted average exercise price
Outstanding at September 30, 2009	5,834,664	$8.34
Adjustment (1)	75,000	5.00
Exercised	(260,000)	1.14
Expired	(150,000)	10.50
Outstanding at June 30, 2010	5,499,664	6.92
Exercisable at June 30, 2010	5,499,664	$6.92

(1) Reflects an adjustment to reverse the cancellation of 75,000 warrants to purchase shares of our common stock at $5.00 per share entered in error in the nine month transition period ended September 30, 2009.

The following information applies to all warrants outstanding at June 30, 2010.

Exercise Price	Number of Warrants outstanding	Weighted average remaining contractual life (Years)	Weighted average exercise price	Warrants Exercisable	Weighted average remaining contractual life (Years)
$1.55	247,500	2.03	$1.55	247,500	2.03
$2.31	1,351,352	4.47	$2.31	1,351,352	4.47
$2.50	50,000	1.42	$2.50	50,000	1.42
$4.00	50,000	1.17	$4.00	50,000	1.17
$8.00	1,906,250	2.62	$8.00	1,906,250	2.62
$10.00	1,894,562	1.20	$10.00	1,894,562	1.20
	5,499,664	2.53	$6.92	5,499,664	2.53

NOTE 12 - SEGMENT INFORMATION

The following information is presented in accordance with ASC 280, “Segment Reporting, “Disclosure about segments of an Enterprise and Related Information”. For the first nine months of fiscal 2010, we operated in three reportable business segments as follows:

Magnesium segment:

•	Chang Magnesium;
•	Chang Trading;
•	Excel Rise;
•	Asia Magnesium;
•	Golden Magnesium;
•	Baotou Changxin Magnesium;
•	International Magnesium Trading Corp.; and
•	International Magnesium Group.

CHINA DIRECT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

Basic Materials segment:

•	Lang Chemical;
•	CDI Jingkun Zinc;
•	CDI Jixiang Metal;
•	CDI Metal Recycling;
•	CDI Beijing; and
•	CDII Trading.

Consulting segment:

•	China Direct Investments;
•	CDI Shanghai Management; and
•	Capital One Resource.

Our reportable segments are strategic business units that offer different products and services. Each segment is managed and reported separately based on the fundamental differences in their operations.   Condensed consolidated information with respect to these reportable segments after giving effect to our decision to discontinue the operations of Pan Asia Magnesium for the nine month period ended June 30, 2010 and June 30, 2009 are as follows:

For the three month period ended June 30, 2010 (Unaudited):

(in thousands)	Magnesium	Basic Materials	Consulting	Discontinued Operations	Consolidated
Revenues	$12,364	$16,942	$682	$-	$29,988
Revenues - related party	1,957	-	-	-	1,957
Total revenues	$14,321	$16,942	$682	$-	$31,945
Interest (expense) income	(2)	(9)	48	-	37
Net loss	(389)	(294)	(401)	-	(1,084)
Segment assets	$51,093	$17,247	$15,138	$247	$83,725

For the first nine months of fiscal 2010 (Unaudited)

(in thousands)	Magnesium	Basic Materials	Consulting	Discontinued Operations	Consolidated
Revenues	$25,854	$42,693	$2,475	$-	$71,022
Revenues - related party	6,546	-	-	-	6,546
Total revenues	$32,400	$42,693	$2,475	$-	$77,568
Interest income (expense)	$1	$(91)	$131	$-	$41
Net (loss) income	$(618)	$(322)	$528	$-	$(412)
Segment assets	$51,093	$17,247	$15,138	$247	$83,725

CHINA DIRECT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

For the three month period ended June 30, 2009 (Unaudited):

(in thousands)	Magnesium	Basic Materials	Consulting	Discontinued operations	Consolidated
Revenues	$7,157	$10,005	$307	$-	$17,469
Revenues - related party	2,008	-	-	-	2,008
Total revenues	$9,165	$10,005	$307	$-	$19,477
Interest (expense) income	$(312)	$54	$171	$-	$(87)
Net (loss) income	$(1,371)	$56	$(1,279)	$(294)	$(2,888)
Segment assets	$48,452	$15,288	$19,700	$17,374	$100,814

For the nine months ended June 30, 2009 (Unaudited):

(in thousands)	Magnesium	Basic Materials	Consulting	Discontinued operations	Consolidated
Revenues	$20,206	$36,165	$2,505	$-	$58,876
Revenues - related party	20,243	-	-	-	20,243
Total revenues	$40,449	$36,165	$2,505	$-	$79,119
Interest (expense) income	$(29)	$(26)	$2	$-	$(53)
Net (loss) income	$(4,196)	$190	$(9,409)	$(1,076)	$(14,491)
Segment assets	$48,452	$15,288	$19,700	$17,374	$100,814

(1)
The discontinued operations columns in the tables above include our investment in Pan Asia Magnesium and CDI Magnesium which are displayed as reconciliation item.  See Note 14 – Discontinued Operations.

(2)
We reclassified the assets of our segments for the nine months ended June 30, 2009 so that the assets within each of the segments were more aligned with our operations. Specifically, we reclassified an aggregate investment of $19,912,301 from CDI Investments in our Consulting segment to our Magnesium Segment ($13,014,000) and Basic Materials segment ($4,673,274).

NOTE 13 - FOREIGN OPERATIONS

As of June 30, 2010 and 2009, the majority of our revenues and assets are associated with subsidiaries located in the PRC. Assets at June 30, 2010, as well as revenues for the three and nine month periods ended June 30, 2010 and 2009 were as follows:

	For the Three Months Ended June 30, 2010
	(Unaudited)
(in thousands)	United States	People’s Republic of China	Discontinued Operations	Total
Revenues	$682	$29,306	-	$29,988
Revenues – related party	-	1,957	-	1,957
Total Revenue	$682	$31,263	$-	$31,945
Identifiable assets at June 30, 2010	$15,746	$67,732	$247	$83,725

CHINA DIRECT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

	For the Nine Months Ended June 30, 2010
	(Unaudited)
(in thousands)	United States	People’s Republic of China	Discontinued Operations	Total
Revenues	$2,475	$68,546	$-	$71,021
Revenues ?C related party	-	6,546	-	6,546
Total Revenue	$2,475	$75,092	$-	$77,567
Identifiable assets at June 30, 2010	$15,746	$67,732	$247	$83,725

Assets at June 30, 2009, as well as revenues for the three and nine months ended June 30, 2009 were as follows:

	For the Three Months Ended June 30, 2009
	(Unaudited)
(in thousands)	United States	People’s Republic of China	Discontinued operations	Total
Revenues	$307	$17,162	$-	$17,469
Revenues – related party	-	2,008	-	2,008
Total Revenue	$307	$19,170	$-	$19,477
Identifiable assets at June 30, 2009	$19,700	$63,740	$17,374	$100,814

	For the Nine Months Ended June 30, 2009
	(Unaudited)
(in thousands)	United States	People’s Republic of China	Discontinued operations	Total
Revenues	$2,506	$56,370	$-	$58,876
Revenues – related party		20,243	-	20,243
Total Revenue	$2,506	$76,613	$-	$79,119
Identifiable assets at June 30, 2009	$19,700	$63,740	$17,374	$100,814

The discontinued operations columns in the tables above include our investment in Pan Asia and CDI Magnesium which are displayed as reconciliation item.  See Note 14 – Discontinued Operations.

NOTE 14 – DISCONTINUED OPERATIONS

As of September 30, 2009 we discontinued the operations of Pan Asia Magnesium Co., Ltd. and CDI Magnesium Co. Ltd.  The assets and liabilities of both of the discontinued subsidiaries were reclassified in fiscal 2008 as “Discontinued Operations” and in the 2009 Transition Period the assets and liabilities of CDI Magnesium are classified as “Discontinued Operations” while we established a $7.4 million reserve for a loss from discontinued operations reflecting our entire investment in Pan Asia Magnesium in the fiscal year ended September 30, 2009. See Note 15 – Commitments and Contingencies.As of June 30, 2010, we maintained $300,000 in accrued liability for any probable future legal expenses that may be incurred for the disposition of Pan Asia Magnesium.  The assets of CDI Magnesium consisted of $51,345 in current assets, $196,078 in long-lived assets, and $247,423 in total equity, including $97,423 attributable to non-controlling interests.

We did not incur any income/loss from discontinued operations during the first nine months of fiscal 2010 while we had a loss of $2,111,040 in the nine months ended June 30, 2009.  The loss for the nine months ended June 30, 2009 was related to the operating losses of Pan Asia Magnesium which were presented as discontinued operations beginning with our financial statements for the fiscal year ended September 30, 2009.  We reclassified Pan Asia Magnesium’s financial results for the nine montha ended June 30, 2009 for comparative purposes.

CHINA DIRECT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
NOTE 15 – COMMITMENTS AND CONTINGENCIES

Contingencies

As previously reported in Note 17 – Commitments and Contingencies in the notes to our consolidated financial statements included in our 2009 Transition Report on Form 10-K, we are not currently involved in any litigation. However, we have a dispute with Shanxi Jinyang and Ms. Runlian Tian, the noncontrolling shareholders of our subsidiary Pan Asia Magnesium and its Chairman of the Board of Directors, Haixin Zhao. Our dispute stems from their refusal to fully cooperate with us in completing our audit of Pan Asia Magnesium’s books and records as part of our audit for the transition period ended September 30, 2009. In addition, we believe that they have failed to act in Pan Asia Magnesium's best interests, among other matters related to its management and operation.

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

We have been unable to negotiate an amicable resolution to this dispute and we will take appropriate legal action in China against the noncontrolling shareholders of Pan Asia Magnesium and Mr. Zhao which may include a court supervised dissolution and audit of Pan Asia Magnesium in addition to appropriate legal action against its noncontrolling shareholders and Mr. Zhao based upon the findings in an audit. However, litigation is subject to inherent uncertainties and unfavorable rulings could occur. An unfavorable ruling could include monetary damages. Were an unfavorable ruling to occur, there exists the possibility of a material adverse impact on the business or results of operations for the period in which the ruling occurs or future periods.

Other than as described above, we believe there are currently no litigation or legal or administrative proceedings pending against us that are likely to have, individually or in the aggregate, a material adverse effect on our business or our results of operations.

NOTE 16 – SUBSEQUENT EVENTS

On July 13, 2010 we entered into an Equity Transfer Agreement (the “Agreement”) with Pine Capital and Yiwei Magnesium to acquire an 80% interest they own in Taiyuan Ruiming YiWei Magnesium Industry Co., Ltd. (“Ruiming Magnesium”) for $6,600,000 in cash and stock.  The remaining 20% interest in Ruiming Magnesium is owned by Pine Capital. Yuwei Huang, our executive vice president – magnesium and member of our Board of Directors, owns or controls Pine Capital and Yiwei Magnesium.

Ruiming Magnesium, is a Chinese company engaged in magnesium production and sales, with current annual production capacity of approximately 10,000 tons of magnesium powder and desulfurization products, and 4,000 tons of magnesium ingot.  Ruiming Magnesium’s production facilities total approximately 414,000 square feet with the magnesium powder plant occupying approximately 214,000 square feet and the magnesium ingot plant occupying approximately 200,000 square feet. The magnesium powder facility has sufficient land to add additional production capacity.

The purchase price for the 80% interest in Ruiming Magnesium is a total of approximately $6,600,000 payable $3,235,295 in cash subject to certain post closing conditions, $1,000,000 by issuing 769,231 shares of our common stock and $2,364,705 by way of an assignment of a portion of our interest in Excel Rise with a value of $2,364,705 based on its book value as of June 30, 2010 (collectively, the “Purchase Price”).  $808,824 of the cash portion of the Purchase Price is contingent on Ruiming Magnesium achieving revenues of RMB 62.2 million (approximately $9.2 million) for the fiscal year ending September 30, 2011 with an EBITDA (earnings before interest, taxes, depreciation and amortization) target of no less than RMB 1,200 (approximately $177) per metric ton of production. Pine Capital has the right to receive 622,172 shares of our common stock in lieu of the $808,824 cash payment.  In addition to the Purchase Price, Pine Capital and Yiwei Magnesium collectively are entitled to receive a cash payment of approximately $808,824 or 622,172 shares of our common stock in the event Ruiming Magnesium achieves gross revenues of more than RMB 100 million (approximately $14.7 million) during its fiscal year ending September 30, 2011 with EBITDA of no less than RMB 1,200 (approximately $177) per metric ton of goods produced during that fiscal year.  The payment of these shares is subject to shareholder approval.

We closed on the acquisition of Ruiming Magnesium on July 13, 2010 and paid $1,738,070 on July 30, 2010 towards the purchase price for our ownership interest in this company.  We will start consolidating the financial statements of Ruiming Magnesium commencing on July 1, 2010.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the information contained in our unaudited consolidated financial statements and the notes thereto included in this report and in conjunction with the Management's Discussion and Analysis set forth in our Transition Report on Form 10-K for the nine month period ended September 30, 2009.

Change in Fiscal Year End

Effective August 13, 2009, we changed our fiscal year end from December 31 to September 30. We have defined various periods that are covered in this report as follows:

•	“third quarter of fiscal 2010” — April 1, 2010 through June 30, 2010.
•	“three months ended June 30, 2009” — April 1, 2009 through June 30, 2009.
•	“first nine month of fiscal 2010” — October 1, 2009 through June 30, 2010.
•	“nine months ended June 30, 2009” — October 1, 2008 through June 30, 2009.
•	“fiscal 2010” — October 1, 2009 through September 30, 2010.
•	“2009 transition period” — January 1, 2009 through September 30, 2009.
•	“fiscal 2008” — January 1, 2008 through December 31, 2008.
•	“fiscal 2007” — January 1, 2007 through December 31, 2007.

As such, we are currently on a fiscal year ending September 30, and the three month period ended June 30, 2010, is our third quarter of fiscal 2010.

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

Our Magnesium segment is currently our largest segment by assets and prior to the 2009 transition period was the largest segment by revenues. We manufacture and sell pure magnesium and related products. We also purchase and resell magnesium products manufactured by third parties. Magnesium is used in a variety of markets and applications due to the physical and mechanical properties of the element and its alloys. Magnesium is the lightest and strongest of the structural metals; it is one fourth the weight of steel, two fifths the weight of titanium and two thirds the weight of aluminum.  Due to its light weight and high strength, magnesium and magnesium related products have a variety of technological and consumer applications. Magnesium alloys are used in aircraft and automobile parts. In addition, magnesium in various forms is used in the manufacture of electronic equipment such as computers, cameras and cell phones. Magnesium powder is used as desulphurizer that removes sulfur in the production of steel.

Our Basic Materials segment engages in the sale and distribution of basic resources within Asia. In this segment we sell and distribute a variety of products including (i) industrial grade synthetic chemicals, (ii) steel products, (iii) nonferrous metals, and (iv) recycled materials. As well, within this segment we hold the rights to mining properties which we are seeking to sell.

In July 2009, we launched CDII Trading as part of our Basic Materials segment. CDII Trading is engaged in the global purchase and sale of industrial commodities which include mineral ore, non-ferrous metals, scrap metals, rare metals, petrochemicals, and other related commodities. CDII Trading also markets products from our other business units as well as some of our consulting clients by leveraging our relationships in China and abroad.

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

Our Performance

Revenues during the third quarter of fiscal 2010 totaled $31.9 million, an increase of $12.5 million compared to $19.5 million during the three months ended June 30, 2009. While there were increases in all of our segments, the greatest improvements were within our Magnesium and Basic Materials segments.  In our Magnesium segment our net revenues increased $5.2 million or 56% through a greater volume of ingot export sales as world-wide demand for magnesium improved throughout the quarter.  In our Basic Materials segment the revenue increase was primarily attributable to a $4.7 million increase in sales of construction materials and a $2.2 million increase in the sales of industrial chemicals. Our gross profit during the third quarter of fiscal 2010 improved to $2.0 million as compared to negative gross profit of $0.3 million in the three months ended June 30, 2009.  More importantly, gross margins in the third quarter of fiscal 2010 improved to 6%, up from a negative 2% in the comparable period of fiscal 2009. All of our segments recorded increases in gross profit. In our Magnesium segment, the increases in volume and revenue as magnesium prices stabilized are further buoyed by a reduction of higher inventory costs in magnesium ingots and ferro-silicon raw materials in our production operations. Revenues during the nine months of fiscal 2010 totaled $77.6 million or a decrease of $1.6 million compared to the nine months ended June 30, 2009, however, our gross profit and gross profit margin increased $5.8 million or 7 percentage points, respectively, compared to the same period of fiscal 2009.

 Our Outlook

During the first nine months of fiscal 2010 and beyond, we face a number of challenges in growing our business which is tied to the global economic recovery.  In anticipation of increased worldwide demand for our products, we reopened Chang Magnesium in April 2010 and are in the process of retrofitting our Baotou Changxin Magnesium facility to increase annual production capacity from 20,000 metric tons to 24,000 metric tons and utilize coke waste gas supplied by third parties as an alternative fuel source. We expect to commence production at Baotou Changxin Magnesium in the first quarter of fiscal 2011. In addition, we acquired an 80% stake in Ruiming Magnesium in July 2010 which is capable of producing on an annual basis 10,000 metric tons of magnesium powder and 4,000 metric tons of magnesium ingot.We are also in the final stages of securing a source of manganese ore which we expect to ship to China beginning in the first quarter of fiscal 2011. At June 30, 2010 we had $37.1 million of working capital including $14.4 million in cash and cash equivalents. While this amount is believed sufficient to meet our current operating cash needs, we expect to seek additional capital to finance our plans for the strategic expansion of our magnesium production holdings and breadth of our product offerings, as well as our initiatives in the commodity trading business.

Magnesium Segment

In the third quarter of fiscal 2010 we produced, sold and distributed 5,967 metric tons of magnesium at an average price of $2,400 per metric ton generating revenues of $14.3 million. In comparison, for the three months ended June 30, 2009, we produced, sold and distributed approximately 4,007 metric tons of magnesium at an average price of $2,520 per metric ton generating revenues of $10.1 million, including 437 metric tons or $1.1 million from discontinued operations.

According to data from International Magnesium Association (IMA), 56,300 metric tons of magnesium were produced in China in April 2010, and 57,800 metric tons in May 2010, an increase of 37.6% as compared to the same period in 2009. In 2009, 550,000 metric tons of magnesium or 79% of the global output were produced in China. Recently, China’s Central Bank announced its plan to ease its valuation of China’s currency against the U.S. dollar, which may result in a 5% increase in the sales price of magnesium in U.S. dollar denominated trade. Additionally, an appreciation in the valuation of the RMB may affect ferrosilicon prices, a primary raw material used in the production of magnesium, and increase oil and transportation costs in China. Consequently the price of magnesium may remain elevated despite consequences of the Euro Zone’s ongoing banking crisis, and the Chinese Government’s monetary tightening to curb domestic inflation.

At the end of June, 2010 the spot price for magnesium ingot stood at $2,400 per metric ton, the same price at the end of the second quarter of fiscal 2010.  These prices remain significantly lower than the average high price of $4,500 per metric ton reached during the three months ended June 30, 2008. Overall, magnesium spot prices remained stable as a result of reductions in magnesium manufacturing and inventory levels that began in late 2009 across the industry. Furthermore, as a result of China Central Bank’s recent decision to relax the nation’s exchange rate against foreign currencies, there has been a mounting inflationary pressure for goods produced in China , including fuel and transportation costs, which creates a backdrop for further price improvement.  Based on these overall trends, increase in our quoting activity as well as the signs of increase in economic activities worldwide, particularly in the automobile industry, we continue to believe magnesium demand and prices have stabilized and are poised for further recovery throughout the remainder of 2010 and 2011.

In July 2010 we acquired an 80% interest in Ruiming Magnesium from Pine Capital and Yiwei Magnesium, entities which are partly owned and controlled by Yuwei Huang, Executive Vice President of our Magnesium segment and member of our board of directors. This facility will add 10,000 metric tons of magnesium powder and 4,000 metric tons of magnesium ingot to our annual production capacity. We continue to move forward with our efforts to integrate and consolidate our PRC based magnesium operations, and position our IMG branded magnesium operations as a definitive industry leader for expansion in the years to come.

We also continue to explore expansion of our magnesium production holdings and additional acquisitions of magnesium operations owned or controlled by Yuwei Huang, our Executive Vice President – Magnesium and member of our board of directors in the future. We are uncertain about the future of our investment in Pan Asia Magnesium as we have been unable to negotiate an amicable resolution to our dispute with its noncontrolling shareholders and Mr. Zhao its general manager. We expect to take appropriate legal action in China against them as discussed in Note 10 – Commitment and Contingencies to our consolidated financial statements included in this report.

Basic Materials Segment

In the third quarter of fiscal 2010 our Basic Materials segment revenues totaled $16.9 million, an increase of 69% compared to the three months ended June 30, 2009 and for the first nine months of fiscal 2010 revenues totaled $42.7 million, an increase of 18% compared to the nine months ended June 30, 2009. The revenue increase in the second quarter of fiscal 2010 was primarily a result of a $4.7 million increase in the sales of construction materials including our fulfillment of delayed orders from the prior quarter due to severe weather in Northern China, and $2.2 million increase in the sales of industrial chemicals. We continue to work with the management of these operations to identify strategies to maximize their potential which may include a sale of their operations or assets.

Management continues to evaluate strategic alternatives for our zinc mining operations and our zinc concentrate distribution business including the partial or full sale of our mining and distribution rights. Presently we do not have a timetable for when or if these operations will be sold or if we will commence operations.

Consulting Segment

In the third quarter of fiscal 2010 the Consulting segment revenues totaled $0.7 million, an increase of 122% compared to the three months ended June 30, 2009 primarily due to the higher fair market values of stock we received from our client companies for consulting services, partially offset by a reduction in revenues associated with the discontinuance of services to a client. Revenues for the first nine months of fiscal 2010 totaled $2.5 million, the same as for the nine months ended June 30, 2009.

We have been actively marketing our advisory services in China as the U.S. capital markets continue to recover. As a result of these efforts, in August 2010 we announced we had signed two new clients to advisory services contracts in our fourth quarter of fiscal 2010 who are seeking to become publicly listed in the United States. One client is a U.S. trading company seeking to exploit coal mining concessions in Columbia and to establish distribution relationships in China. The second company is seeking to acquire a China based owner of approximately 12 private schools in China with a 2010-2011 academic enrollment of an estimated 18,000 students. We expect to generate revenues from these contracts in the fourth quarter of 2010.

We anticipate the continued expansion in the number of clients we serve and the frequency of transactions in the coming years as we step up our marketing efforts in China, making this segment a strong driver for our future earnings growth along with our other China based operations.”

 PRC Government Programs

China’s growth domestic product (GDP) grew by 10.3% during the third quarter ended June 30, 2010, down from 11.9% during the second quarter of fiscal 2010. The Chinese Government during the second quarter of fiscal 2010 implemented measures to curtail lending, control bad loans, and discourage real estate speculation, in an effort to keep China’s growth rate at a sustainable level.  In mid June 2010, China’s Central Bank pledged to introduce greater flexibility to its exchange rate or a gradual appreciation of its currency. Even though these two events do not have a direct impact on our financing and cash flow needs, it may have an indirect effect on our manufacturing and transportation costs, the financial condition and operations of our customers, the global market demand and the overall growth rate of China as a whole.

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

RESULTS OF OPERATIONS

The results discussed below are for the three and nine months ended June 30, 2010 which is our third quarter of fiscal 2010.  For comparative purposes, we are comparing the three and nine months ended June 30, 2010 to the three and nine months ended June 30, 2009.

Consolidated revenues and operating expenses by segment during the three and nine months ended June 30, 2010 and 2009 are as follows:

Consolidated Revenues

	For the Three Months Ended June 30,
	2010		2009
(Dollars in thousands)	Unaudited		Unaudited
	Revenues	% of Revenues	Revenues	% of Revenues	% increase (decrease)
Magnesium segment	$14,321	45%	$9,165	47%	56%
Basic materials segment	16,942	53%	10,005	51%	69%
Consulting segment	682	2%	307	2%	122%
Total consolidated	$31,945	100%	$19,477	100%	64%

	For the Nine Months Ended June 30,
	2010		2009
(Dollars in thousands)	Unaudited		Unaudited
	Revenues	% of Revenues	Revenues	% of Revenues	% increase (decrease)
Magnesium segment	$32,400	42%	$40,449	51%	(20)%
Basic materials segment	42,693	55%	36,165	46%	18%
Consulting segment	2,475	3%	2,505	3%	(8)%
Total consolidated	$77,568	100%	$79,119	100%	(1)%

 Total consolidated revenues during the third quarter of fiscal 2010 totaled $31.9 million, an increase of 64% compared to the three months ended June 30, 2009. This revenue increase affects all of our segments, with a $6.9 million increase within our Basic Materials segment and a $5.2 million increase in our Magnesium segment as a result of higher demand for our construction materials and improved export sales and world-wide demand for magnesium during the third quarter of fiscal 2010.

Total consolidated revenues for the first nine months of fiscal 2010 totaled $77.6 million, a decrease of 2% compared to the nine months ended June 30, 2009. This revenue decrease was primarily a result of the global economic slowdown that contributed to an $8.1 million decrease in our Magnesium segment due to a decline in export sales partially offset by a $6.5 million increase in China-based industrial chemical sales in our Basic Materials segment.

Consolidated Operating (Loss) and Expenses
	For the Three Months Ended June 30,
	2010		2009
(Dollars in thousands)	Unaudited		Unaudited
	Amount	% of Revenues	Amount	% of Revenues	% increase (decrease)
Revenues	$31,945	100%	$19,476	100%	64%
Cost of revenues	29,985	94%	19,784	102%	52%
Gross profit	1,960	6%	(308)	(2)%	N/A %
Total operating expenses	3,304	10%	2,711	14%	22%
Operating loss	$(1,344)	(4)%	$(3,019)	(16)%	(55)%

	For the Nine Months Ended June 30,
	2010		2009
(Dollars in thousands)	Unaudited		Unaudited
	Amount	% of Revenues	Amount	% of Revenues	% increase (decrease)
Revenues	$77,568	100%	$79,119	100%	(20)%
Cost of revenues	71,789	93%	79,124	100%	(9)%
Gross profit	5,779	7%	(5)	0%	N/A %
Total operating expenses	8,567	11%	8,844	11%	(3)%
Operating loss	$(2,788)	(4)%	$(8,849)	(11)%	(68)%

Total consolidated operating loss for the third quarter of fiscal 2010 narrowed to $1.3 million compared to the operating loss of $3.0 million for the three months ended June 30, 2009; and for the first nine months of fiscal 2010 an operating loss of $2.8 million compared to an operating loss of $8.8 million for the nine months ended June 30, 2009. The decrease in our operating loss for the third quarter of fiscal 2010 was primarily due to a $2.3 million gross profit increase in our Magnesium segment, a $4.7 million and a $2.2 million increase in sales of our steel and industrial chemical products in our Basic Materials segment, partially offset by a $0.6 million increase in selling and administrative expenses. The decrease in our operating loss for the first nine months of fiscal 2010 was primarily due to a $5.6 million gross profit increase in our Magnesium segment, a $0.4 million gross profit increase in our Basic Materials segment, and a $0.9 million operating expense decrease in our Magnesium segment, partially offset by a $0.7 operating expense increase in our Basic Materials and Consulting segments, and a $0.2 million gross profit decrease in our Consulting segment.

Our gross profits in the third quarter and first nine months of fiscal 2010 increased $2.3 million and $5.8 million compared to the three months and nine months ended June 30, 2009. Our gross profit margin in the third quarter improved to 6% compared to a gross profit margin of negative 2% in the three months ended June 30, 2009. Our gross profit margin in the first nine months of fiscal 2010 improved to 7% compared to a gross profit margin of 0% for the nine months ended June 30, 2009. The corresponding increases in our gross profit margins in the third quarter of 2010 and the first nine months of 2010 were primarily a result of sales of manufactured goods and finished goods with lower input costs of raw materials and labor, and a further reduction of existing inventory on hand of higher historical cost basis based on the current selling prices within our Magnesium segment.

Total operating expenses increased $0.6 million to $3.3 million in the third quarter of fiscal 2010 compared to the three months ended June 30, 2009, but decreased $0.3 million to $8.6 million in the first nine months of fiscal 2010 compared to the nine months ended June 30, 2009. The overall increase in total operating expenses in the third quarter of 2010 and the first nine months of 2010 was primarily a result of a $1.0 million increase in general and administrative and selling expenses corresponding to a higher demand for our finished products in our Magnesium and Basic Materials segments including increased business development and travel related costs associated with the development of our commodity trading business, partially offset by a $0.4 million reduction of general and administrative costs in our Consulting segment.

Segment Information

 A summary of our operating results, by segment, for the three and nine months ended June 30, 2010 and 2009 is as follows:

Three months ended June 30, 2010 and 2009:

(Amounts in thousands)	Magnesium Unaudited		Basic Materials Unaudited		Consulting Unaudited		Consolidated Unaudited
	2010	2009	2010	2009	2010	2009	2010	2009
Revenues	$12,364	$7,157	$16,942	$10,005	$682	$307	$29,988	$17,468
Revenues - Related Party	1,957	2,008	-	-	-	-	1,957	2,008
Total Revenues	14,321	9,165	16,942	10,005	682	307	31,945	19,476
Cost of Revenues	13,709	10,121	16,140	9,478	136	186	29,984	19,784
Gross Profit	612	(956)	802	527	546	121	1,960	(308)
Total Operating Expenses	1,014	404	921	489	1,369	1,818	3,304	2,711
Operating (Loss) Income	$(402)	$(1,360)	$(119)	$38	$(823)	$(1,697)	$(1,344)	$(3,019)

Nine months ended June 30, 2010 and 2009:

(Amounts in thousands)	Magnesium Unaudited		Basic Materials Unaudited		Consulting Unaudited		Consolidated Unaudited
	2010	2009	2010	2009	2010	2009	2010	2009
Revenues	$25,854	$20,206	$42,693	$36,165	$2,475	$2,505	$71,022	$58,876
Revenues – Related Party	6,546	20,243	-	-	-	-	6,546	20,243
Total Revenues	32,400	40,449	42,693	36,165	2,475	2,505	77,568	79,119
Cost of Revenues	31,072	44,707	40,372	34,202	345	215	71,789	79,124
Gross Profit	1,328	(4,258)	2,321	1,963	2,130	2,290	5,779	(5)
Total Operating Expenses	1,793	2,732	2,125	1,629	4,649	4,483	8,567	8,844
Operating (Loss) Income	$(465)	$(6,990)	$196	$334	$(2,519)	$(2,193)	$(2,788)	$(8,849)

Magnesium Segment Operating Results

Total Revenues - Magnesium segment revenues in the third quarter of fiscal 2010 increased by $5.2 million, a 56% increase compared to the three months ended June 30, 2009 and for the first nine months of fiscal 2010 decreased by $8.0 million, a 20% decline compared to the nine months ended June 30, 2009. The increase in total revenues in our Magnesium segment during the third quarter of fiscal 2010 from the comparable period in fiscal 2009 was primarily a result of an increase in sales volumes along with stable pricing. The decrease in revenues for the first nine months of fiscal 2010 compared to the nine months ended June 30, 2009 was primarily a result of our overall lower sales during the first quarter of fiscal 2010 caused by the lingering effects of a weaker global economy, which reduced demand and prices for magnesium, severe weather conditions in Taiyuan China which hampered our efforts to restart some of our magnesium operations and delayed several shipments, partially offset by an increase of $1.3 million and $5.2 million in sales during the second and third quarters of fiscal 2010 compared to the same periods of 2009. The decreases in sales to related parties of $13.7 million in the first nine months of fiscal 2010 period compared to the first nine months of fiscal 2009 were primarily as a result of our ability to place customer orders directly with the entity that produced the goods rather than through related party entities.

Revenues – Related Party in the third quarter of fiscal 2010 decreased $0.05 million, a decline of 3% compared to the three months ended June 30, 2009 and for the first nine months of fiscal 2010 they decreased $13.7 million, a 68% decrease compared to the nine months ended June 30, 2009. These decreases were primarily as a result of our ability to place customer orders directly with the supplier entity rather than through related party entities.

Gross Profit – Our gross profit in the third quarter of fiscal 2010 increased to $0.6 million compared to negative gross profit of $1.0 million in the three months ended June 30, 2009. Our gross profit in the first nine months of fiscal 2010 increased to $1.3 million compared to negative gross profit of $4.3 million in the nine months ended June 30, 2009. Our gross profit margin as a percentage of revenues increased 15 percentage points for the third quarter and first nine months of fiscal 2010 compared to the same periods of fiscal 2009. These increases in gross profit margins were primarily a result of sales of manufactured goods and finished goods inventory with a lower cost basis due to lower input and acquisition costs and the absence of customer pricing concessions.

Operating Expenses – Our Magnesium segment operating expenses in the third quarter of fiscal 2010 totaled $1.0 million, an increase of $0.6 million compared to the three months ended June 30, 2009. The increase in operating expenses during the third quarter of fiscal 2010 was primarily a result of a $0.3 million increase in selling expenses due to increased demand for our products and an additional $0.3 million increase in general and administrative expenses related to our increased manufacturing activities, and our startup costs for our magnesium production facility at Chang Magnesium that began production in the third quarter of fiscal 2010. Our Magnesium segment operating expenses in the first nine months of fiscal 2010 totaled $1.8 million a decrease of $0.9 million compared to the nine months ended June 30, 2009 primarily due to a decrease in general and administrative expenses due to a reduction in production activities.

Basic Materials Segment Operating Results

Revenues – Our Basic Materials segment revenues in the third quarter of fiscal 2010 totaled $16.9 million, an increase of 69% compared to the three months ended June 30, 2009 and for the first nine months of fiscal 2010 revenues were $42.7 million, an increase of 18% compared to the nine months ended June 30, 2009. The revenue increase in our Basic Material segment during the third quarter of fiscal 2010 was primarily a result of a $4.7 million increase in sales of steel products, and a $2.2 million increase in sales of industrial chemicals. Our construction material sales recovered in the third quarter of fiscal 2010 from a slowdown in the second quarter of fiscal 2010 due to severe weather conditions in Northern China that adversely impacted construction and the Chinese Government’s tightening of bank lending in an effort to control inflation and real estate speculation in the construction sector. Our Basic Materials segment revenues in the first nine months of fiscal 2010 totaled $42.7 million, an increase of 18% compared to the nine months ended June 30, 2009 primarily as a result of a $7.4 million increase in sales of industrial chemicals partially offset by $0.9 million in sales of construction materials.

Gross Profit - Our gross profit for the segment in the third quarter of fiscal 2010 increased to $0.8 million, an increase of $0.3 million compared to the three months ended June 30, 2009. Our gross profit margin as a percentage of revenues for the segment during the same period of fiscal 2010 decreased to 4.7% compared to 5.3%, in the three months ended June 30, 2009. This decrease in our gross profit margin was primarily a result of lower sales prices for our steel products resulting in a decrease in margins from 12.5% to 6.4%, and a smaller decline in the sales price of industrial chemicals which resulted in a profit margin decrease from 4.1% to 3.8% over the comparative periods. We believe that the Chinese Government’s ongoing policies to curb lending and efforts to combat domestic inflation and a housing bubble impacted the demand for these products which in turn lead to a reduction in sales and our profit margin.

Our gross profit for the segment in first nine months of fiscal 2010 totaled $2.3 million, an increase of $0.3 million compared to the nine months ended June 30, 2009. Our gross profit margin as a percentage of revenues for the segment in the first nine months ended June 30, 2010 remained the same at 5% compared to the nine months ended June 30, 2009. Although the gross profit margin remained the same, the contributing margin from the sales of industrial chemicals increased to 5% from 3% while the contributing margin from the sales of steel products decreased to 7% from 11% as a result of more stable market pricings in industrial chemicals while commodity prices continued to be susceptible to macroeconomic factors and market volatility.

Operating Expenses – Our Basic Materials segment operating expenses in the third quarter of fiscal 2010 totaled $0.9 million, a increase of $0.4 million compared to the three months ended June 30, 2009 primarily as a result of a $0.2 million increase in business development and travel expenses related to our fledgling commodity trading activities, a $0.1 million increase in selling expenses related to industrial chemicals, and a $0.1 million increase in other general and administrative expenses. Our Basic Materials segment operating expenses in the first nine months of fiscal 2010 totaled $2.1 million, an increase of $0.5 million compared to the nine month ended June 30, 2009 as a result of an increase of $0.3 million in selling related expenses for our industrial chemical products and $0.2 million in commodity trading activities.

Consulting Segment Operating Results

Revenues – Our Consulting segment revenues in the third quarter of fiscal 2010 totaled $0.7 million, an increase of $0.3 million or 122% compared to the three months ended June 30, 2009, which was primarily due to higher fair market values of marketable securities we received from our client companies for consulting services, partially offset by a reduction in revenues associated with the discontinuance of services to a client. Revenues for the first nine months of fiscal 2010 totaled $2.5 million, the same as during the nine months ended June 30, 2009.

Gross Profit - In the third quarter of fiscal 2010, gross profit for the segment totaled $0.5 million, an increase of $0.4 million compared to the three months ended June 30, 2009; and for the first nine months of fiscal 2010 gross profit totaled $2.1 million, a decrease of $0.2 million compared to the nine months ended June 30, 2009. Gross margins in our Consulting segment are typically much higher than other segments of our operations.  Our gross profit margins for the third quarter and first nine months of fiscal 2010 were 80% and 86%, respectively, as compared to 40% and 91% for the comparable periods of fiscal 2009. The gross profit increase in the third quarter of fiscal 2010 was a result of $0.3 million increase in revenues and a $0.1 million decrease in service cost. The $0.2 million decrease for the nine months ended June 30, 2010 was primarily a result of an increase of $0.1 million in direct costs of professional fees we pay related to our client services.

Operating Expenses - Our operating expenses, which also include general and administrative expenses for our U.S. headquarters in the third quarter of fiscal 2010 totaled $1.4 million, a decrease of $0.4 million compared to the three months ended June 30, 2009. Our operating expenses in the first nine months of fiscal 2010 totaled $4.7 million, an increase of $0.2 million compared to the nine months ended June 30, 2009. The $0.4 million decrease in operating expense for the third quarter of fiscal 2010 was primarily due to a reduction in accounting and consulting fees and compensation for officers and directors. The increase in the first nine months of fiscal 2010 was due to an increase of $0.4 million in employee payroll partially offset by a decrease of $0.2 million in compensation to officers and directors.

Total Other Income (Expense)

Total other income in the third quarter of fiscal 2010 was $0.03 million, an increase of $0.1 million compared to total other expense of $0.1 million in the three months ended June 30, 2009 primarily due to $0.1 million in interest and other income and the absence of $0.1 million in realized loss on other than temporary impairment of marketable securities from our Consulting segment, partially offset by the absence of $0.1 million in interest and other income from our Basic Materials segment.

Total other income in the first nine months of fiscal 2010 was $2.2 million, an increase of $9.8 million compared to total other expense of $7.7 million for the nine months ended June 30, 2009. The higher increase in total other income for the first nine months of fiscal 2010 is primarily a result of a $2.1 million realized gain on the sales of marketable securities we received as fees for consulting services after adjusting the cost basis from our previous other than temporary impairment (OTTI) charges, and the absence of a $7.5 million realized loss due to the OTTI impairment charge and a $0.4 million realized loss on the sales of marketable securities taken in the first nine month period of fiscal 2009.

Income Tax Expense

Income tax expense for the third quarter of fiscal 2010 totaled $7,378 compared to an income tax expense of $13,056 during the three months ended June 30, 2009 and for the first nine months of fiscal 2010 an income tax expense of $62,302 compared to an income tax benefit of $166,414 for the nine months ended June 30, 2009. The income tax expense was directly attributable to the China operations in our Basic Materials segment. Income tax expense decreased primarily as a result of a decrease in our taxable income in this segment during the third quarter of fiscal 2010 as compared to the three months ended June, 2009.

Net Loss

Net loss during the third quarter of fiscal 2010 totaled $1.3 million, a decrease of $2.4 million compared to a net loss of $3.7 million for the three months ended June 30, 2009. Net loss for the first nine months of fiscal 2010 totaled $0.7 million, a decrease of $17.8 million compared to a net loss of $18.5 million for the nine months ended June 30, 2009. This decrease in net loss during the first nine months of fiscal 2010 were primarily due to a $2.1 million realized gain on sales of marketable securities, and the absence of (i) $7.5 million realized loss due to the OTTI impairment charge taken on marketable securities we received as fees for consulting services, (ii) $6.1 million reduction in loss from continuing operations, (iii) $2.1 million in loss from discontinued operations, and (iv) $0.4 million in realized loss on the sales of marketable securities taken during the nine months ended June 30, 2009.

Foreign Currency Translation Gain (Loss)

The functional currency of our subsidiaries operating in the PRC is the Chinese dollar or Renminbi (“RMB”). The financial statements of our subsidiaries are translated to U.S. dollars using period end rates of exchange for assets and liabilities, and average rates of exchange (for the period) for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations. As a result of these translations, we reported a foreign currency translation gain of $0.2 million for the third quarter of fiscal 2010 and a loss of $0.01 million for the three months ended June 30, 2009; and a gain of $0.4 million for the first nine months of fiscal 2010 and a loss of $1.7 million for the nine months ended June 30, 2009. This non-cash gain had the effect of increasing our reported comprehensive income. See “Note 4 - Comprehensive Income” included in the Notes to our unaudited consolidated financial statements included in this report.

Unrealized Gain (Loss) on Marketable Securities Available for Sale, Net of Income Tax

The unrealized loss on marketable securities available for sale, net of income taxes for the third quarter of fiscal 2010 totaled $0.4 million compared to an unrealized loss of $0.2 million for the three months ended June 30, 2009; and for the first nine months of fiscal 2010 we reported an unrealized loss of $0.8 million compared to an unrealized loss of $4.0 million for the nine months ended June 30, 2009.

These changes reflect any increase or decrease in the fair market value (FMV) of securities received from our client companies for consulting services. In our previous restatement to the Consolidated Statement of Operations for the year ended December 31, 2008 we effectively reclassified $3.4 million in unrealized loss on marketable securities available for sale as Other Than Temporary Impairment in our net income.  However, this reclassification had no net effect on our comprehensive income for the nine months ended June 30, 2009.

 Discontinued operations

We did not incur any losses from discontinued operations for the third quarter and for the first nine months of fiscal 2010. as compared to a loss of $0.6 million for the three months ended June 20, 2009 and a loss of $2.1 million for the nine months ended June 30, 2009.  The losses for the three months and the six month period ended June 30, 2009 were related to the operating losses of Pan Asia Magnesium which were presented as discontinued operations beginning with our financial statements for the fiscal year ended September 30, 2009. We reclassified Pan Asia Magnesium’s financial results for the three months and the nine months ended June 30, 2009 for comparative purposes. See “Note 14 – Discontinued Operations” included in the notes to our unaudited consolidated financial statements included in this report.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity means our ability to generate an adequate amount of cash to meet our needs. At June 30, 2010 our working capital was $37.1 million as compared to $31 million at September 30, 2009.

Our cash balance at June 30, 2010 totaled $14.4 million, an increase of $1.5 million over the balance at September 30, 2009 primarily as a result of the sale of our marketable securities available for sale ($5.9 million), the sales of our common stock ($4.7 million) and exercises of warrants to purchase our common stock ($0.3 million) partially offset by cash used in operating activities ($9.6 million).

The continued implementation of our business model, which includes providing investment capital and loans to augment the growth of our portfolio companies and expand our business through new accretive acquisitions, will in all likelihood require additional capital.

        We acquired an 80% interest in Ruiming Magnesium in July 2010 for a total purchase price of $6.6 million payable $3.2 million in cash subject to certain post closing conditions, $0.8 million in shares of our common stock, and the remainder by way of an assignment of a portion of our equity interest in Excel Rise. In addition to the purchase price, Pine Capital and Yiwei Magnesium collectively are entitled to receive a cash payment of approximately $0.8 million or 622,172 shares of our common stock, subject to shareholder approval, in the event Ruiming Magnesium achieves gross revenues of more than RMB 100 million (approximately $14.7 million) during its fiscal year ending September 30, 2011 with EBITDA of no less than RMB 1,200 per metric ton of goods produced during that fiscal year.

We plan to spend approximately $1.5 million to retrofit our Baotou Changxin Magnesium facility to increase annual production capacity from 20,000 metric tons to 24,000 metric tons and utilize coke waste gas supplied by third parties as an alternative fuel source. We plan to use our existing working capital to finance this acquisition and construction project.

During the remainder of fiscal 2010 and into 2011, we plan to use our magnesium holdings as a basis to raise capital and expand our magnesium holdings by acquiring additional operations owned or controlled by Yuwei Huang as contemplated in a non-binding letter of intent we have entered into with Mr. Huang during our 2009 transition period.  While we do not anticipate any difficulties in raising the additional capital as needed we do not presently have any firm commitment from any third parties and it is possible that we may not be able to raise the capital upon terms acceptable to us.  In that event, we would be forced to postpone certain of our expansion plans until the capital markets are more readily accessible.

We have an effective registration statement on Form S-3 which permits us to sell, on a delayed or continuous basis, shares of our common stock or other securities along with certain selling shareholders at an offering price not to exceed $70,000,000 at any time pursuant to a registration statement that we filed pursuant to Rule 415 under the Securities Act of 1933. We have sold 5,893,702 shares of our common stock for an aggregate of $10,171,004 and common stock purchase warrants to purchase an additional 1,351,352 shares of our common stock at $2.31 per share for an aggregate amount of $3,121,623 pursuant to the August 1, 2008 prospectus, as supplemented, under this registration statement leaving a balance available for sale of up to $56,707,373. The amount of our common stock which we or the selling shareholders are permitted to sell pursuant to our August 1, 2008 prospectus, as supplemented, is limited to no more than one third of the aggregate market value, during the period of 12 calendar months prior to the sale, of the voting and non-voting common equity held by non-affiliates of our company up to $56,707,373.  The aggregate market value of our outstanding common stock which is our only class of voting securities held by non-affiliates of our company was approximately $30,490,524   on June 30, 2010 thereby permitting us to sell up to approximately $10,163,508 of our securities.

On October 14, 2009, we entered into a Continuous Offering Program Agreement, with Rodman & Renshaw, LLC (“Rodman & Renshaw”), under which we may sell an aggregate of up to $5,201,330 in gross proceeds of our common stock from time to time through Rodman & Renshaw, as the agent for the offer and sale of the common stock. We paid Rodman & Renshaw a commission equal to 3% of the gross proceeds of the sales price of all common stock sold through it as sales agent under the Agreement. As of June 30, 2010, we sold 2,760,975 shares of our common stock and received gross proceeds in the amount of $4,659,418 with net proceeds to us of $4,520,485 after payment of commissions and fees of $138,933.  We sold an additional 430,025 shares of our common stock and received gross proceeds of $511,585 with net proceeds to us of $506,264 after payment of commission and fees of $5,321.  We sold a total of 3,191,000 shares and received gross proceeds of $5,171,004 with net proceeds to us of $5,026,749 after payment of commission and fees of $144,255.  We completed sales of our stock under this program on August 3, 2010.

            The following table provides certain selected balance sheet comparisons between June 30, 2010 and September 30, 2009

(Dollars in thousands)	June 30, 2010	September 30, 2009	Increase / (decrease)%
	Unaudited
Cash	$14,398	$12,851	$1,547	12%
Marketable securities	2,874	5,589	(2,715)	(49)%
Accounts receivable, net	11,993	8,196	3,797	46%
Accounts and other receivables – related parties	8,085	9,272	(1,187)	(13)%
Inventories, net	7,235	5,807	1,428	25%
Prepaid expenses and other assets	6,732	5,092	1,640	32%
Total current assets	51,659	47,150	4,509	10%
Property and equipment, net	30,183	31,332	(1,149)	(4)%
Total assets	83,725	80,516	3,209	4%
			-
Accounts payable and accrued expenses	9,588	7,709	1,879	24%
Advances from customers	988	2,007	(1,019)	(51)%
Other payables	738	3,072	(2,334)	(76)%
Total current liabilities	$14,605	$16,191	$(1,586)	(10)%

We maintain cash balances in the United States and China. At June 30, 2010 and September 30, 2009, bank deposits by geographic area, were as follows:

Country	June 30, 2010		September 30, 2009
	Unaudited
United States	$8,666,901	60%	$8,625,782	67%
China	5,730,801	40%	4,225,528	33%
Total cash and cash equivalents	$14,397,702	100%	$12,851,310	100%

A portion of our cash balance, $5.7 million at June 30, 2010, was in the form of RMB held in bank accounts at financial institutions located in the PRC. Cash held in banks in the PRC is not insured. The value of cash on deposit in China at June 30, 2010 has been converted based on the exchange rate as of June 30, 2010. In 1996, the Chinese government introduced regulations, which relaxed restrictions on the conversion of the RMB; however restrictions still remain, including but not limited to restrictions on foreign invested entities. Foreign invested entities may only buy, sell or remit foreign currencies after providing valid commercial documents at only those banks authorized to conduct foreign exchanges. Furthermore, the conversion of RMB for capital account items, including direct investments and loans, is subject to PRC government approval. Chinese entities are required to establish and maintain separate foreign exchange accounts for capital account items. We cannot be certain Chinese regulatory authorities will not impose more stringent restrictions on the convertibility of the RMB, especially with respect to foreign exchange transactions. Accordingly, cash on deposit in banks in the PRC is not readily deployable by us for purposes outside of China.

Current assets as of June 30, 2010 totaled $51.7 million, an increase of 10%, compared to September 30, 2009. This increase was mainly due to an increase of $3.8 million in accounts receivable, $1.6 million in prepaid expenses and other current assets, $1.5 million in cash, and $1.4 million in inventories, partially offset by a decrease of $2.7 million in investment in marketable securities and $1.2 million in accounts receivable – related party. Current liabilities as of June 30, 2010 totaled $14.6 million, a 10% decrease from the balance as of September 30, 2009.

A summary of total assets by segment at June 30, 2010 and at September 30, 2009 is as follows:

(Dollars in thousands)	June 30, 2010	September 30, 2009
	Unaudited
Magnesium segment	$51,093	$44,858
Basic materials segment	17,247	17,095
Consulting segment	15,138	18,316
Discontinued operations	247	247
Total	$83,725	$80,516

Our total assets increased $3.2 million to $83.7 million at June 30, 2010 compared to September 30, 2009. Our total current assets increased $4.5 million to $51.7 million compared to September 30, 2009.

Magnesium segment total assets increased by $6.2 million at June 30, 2010 compared to September 30, 2009 primarily as the result of an increase of $3.6 million in advance to suppliers –related party for materials, $3.5 million in accounts receivable, $2.8 million in raw materials for our inventories, $2.5 million in cash, $0.9 million in accounts receivable –related party, $0.6 million in prepaid expenses, $0.4 million in plant and equipment, and $0.3 million in notes receivable, offset by a decrease of $5.8 million in prepaid expenses - related party, $1.5 million in accumulated depreciation, and $1.1 million in finished goods inventory.

Basic Material segment total assets increased by $0.2 million at June 30, 2010 compared to September 30, 2009 primarily as a result of an increase of $1.2 million in advance to suppliers – related party, $0.9 million in notes receivable, $0.5 million in other receivables, $0.1 million in prepaid expenses, and $0.1 million in cash, offset by a decrease of $1.0 million in accounts receivable, $1.0 in loans receivable – related party, $0.3 million in finished goods of our inventories, $0.1 million in accumulated depreciation, $0.1 million in restricted cash, and $0.1 million in bad debt allowance.

Consulting segment total assets decreased by $3.2 million at June 30, 2010 compared to September 30, 2009 primarily as the result of a net decrease of $3.3 million in investment in marketable securities held for sale as a result of a combination of sales of securities, issuances of additional securities as compensation and increases in the fair market value of securities held, and $1.1 million in cash and cash equivalent, partially offset by $0.6 million in investment in marketable securities – related party, $0.3 million in other receivables, and $0.3 million in accounts receivable.

Our accounts and notes receivable net of allowances for doubtful accounts as of June 30, 2010 totaled $12.0 million, an increase of $3.8 million compared to September 30, 2009. This increase was primarily due to a net increase of $3.5 million accounts receivable and $0.2 million in notes receivable in our Magnesium segment as we recently established a magnesium trading subsidiary, IMTC, and have extended credit to customers in order to increase sales and $0.3 million from our Consulting segment from a client company for services rendered, offset by a decrease of $1.1 million of accounts receivable in our Basic Materials segment. Our Magnesium and Basic Materials segments generally offer payment terms to its customers of 90 days.

Inventories as of June 30, 2010 totaled $7.2 million, a net increase of $1.4 million compared to September 30, 2009.  This increase was due primarily to a $2.8 million increase in raw materials in our Magnesium segment as we began to increase the rate of production in our manufacturing and trading activities, which was offset by $1.1 million and $0.3 million decreases in finished goods in our Magnesium and Basic Materials segments, respectively.

Prepaid expenses and other current assets consist of prepayments to vendors for inventory, other receivables, loans receivable, VAT tax refunds, and security deposits.  Prepaid expenses and other current assets as of June 30, 2010 totaled $6.7 million, an increase of $1.6 million compared to September 30, 2009.  This increase was primarily as a result of an increase of $0.6 million in prepaid expenses and $0.1 million in other receivable in our Magnesium segment; $0.5 million in other receivables and $0.1 million in prepaid expenses in our Basic Materials and Consulting segments; and $0.3 million in other receivable in our Consulting segment for working capital loans extended to the third-party client companies.

Accounts payable and accrued expenses totaled $9.6 million during the third quarter of fiscal 2010, an increase of $1.9 million compared to September 30, 2009. Accounts payable and accrued expenses represent payables associated with the general operation of each segment, including accrued payroll and advances from customers representing prepayments for products, which have not yet been shipped.

Consolidated Statement of Cash Flows

For the first nine months of fiscal 2010, our net increase in cash totaled $1.6 million, and was comprised of $9.6 million used in operating activities, $5.3 million provided by investing activities, and $5.4 million provided by financing activities, plus a gain of $0.5 million due to the exchange rate effect on cash.

 Cash Provided by (Used in) Operating Activities

For the first nine months of fiscal 2010 cash used in operating activities totaled $9.6 million, which primarily included an increase of $3.2 million in accounts receivable, $2.1 million in fair market of marketable securities received for services, $1.6 million in prepaid expenses and other assets, and $1.5 million in inventories, and a decrease of $3.0 million in other payables, $1.0 million in advance from customers, and $0.6 million in allowance for bad debts, as well as $2.1 million in realized gains on the sales of marketable securities and $0.7 million in net loss.  These outflows were partially offset by an increase of $1.9 million in accounts payable, and $0.2 million in accounts and other payable – related party, a decrease of $1.2 million in accounts receivable and other assets – related party, and $0.2 million in fair value of marketable securities paid for services, as well as the non-cash items of $1.7 million in depreciation and amortization, and $0.9 million in stock based compensation

For the nine month period ended June 30, 2009 cash provided by operating activities totaled $9.3 million, including $6.1 million from continuing operations and $3.2 million from discontinued operations.  For cash provided by continuing operations, it primarily included a decrease of in $10.9 million in prepaid expenses and other assets, $7.6 million in accounts receivable, $5.0 million in inventories, $3.5 million in accounts receivable and other assets – related party, $0.2 million in fair value of marketable securities paid for services, and an increase of $0.8 million in accounts and other payable – related party, as well as non-cash items of $7.9 million in realized loss on the sales of marketable securities, $1.7 million in stock-based compensation, and $1.5 million in depreciation and amortization. These inflows were partially offset by a net loss of $16.3 million including discontinued operations, an increase of $5.6 million in fair market marketable securities received for services, and a decrease of $5.0 million in advance from customers, $3.4 million in other payable, and $2.2 million in accounts payable and accrued expenses, as well as $0.2 million in realized gains on the sale of subsidiaries.

Cash Provided by (Used in) Investing Activities

For the first nine months of fiscal 2010 cash provided by investing activities totaled $5.3 million, which was primarily comprised of $5.9 million in proceeds from the sale of marketable securities, partially offset by $0.6 million from purchases of plant, property, and equipment.

For the nine months ended June 30, 2009 cash used in investing activities totaled $19.6 million, including $4.3 million from discontinued operations. Cash used in investing activities - continuing operations is primarily comprised of $18.5 million used for the purchases of property, plant and equipment and an increase of $0.4 million in prepaid expenses and other assets, partially offset by an increase of $3.1 million in loans payable – related party, and $0.6 million in proceeds from the sale of marketable securities.

Cash Provided by (Used in) Financing Activities

For the first nine months of fiscal 2010 cash provided by financing activities totaled $5.4 million, which is primarily comprised of $4.7 million in proceeds from our sales of our common stock, $0.3 million from the exercise of our common stock warrants, and an increase of $0.3 million in loans payable, and a decrease of $0.1 million in restricted cash.

For the nine months ended June 30, 2009 the net cash provided by financing activities totaled $3.0 million, including $1.2 million provided by discontinued operations. Cash provided by financing activities - continuing operations, it is primarily comprised of $4.8 million in proceeds from the our sales of common stock, $2.2 million in capital contributions from the noncontrolling interest holders, and an increase of $0.7 million in loans payable – related party, partially offset by a decrease of $2.2 million in loans payable, $2.0 million in payment for stock repurchases, and an increase of $1.7 million in restricted cash.

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

In fiscal 2008, holders of our Series A Preferred Stock converted 11,944 shares out of the 12,950 shares of the Series A Preferred Stock. As of June 30, 2010, only 1,006 shares of Series A Preferred remained outstanding.  In the third quarter of fiscal 2010 we paid dividends of $20,125 in the form of 16,621 shares of our common stock at an average of $1.2108 per share. See “Note 11 – Stockholders’ Equity – Series A Preferred Stock and Related Dividends” included in the notes to our unaudited consolidated financial statements included in this report.

Non-controlling Interest

At June 30, 2010, our consolidated balance sheet reflects a total non-controlling interest of $18.1 million which represents the equity portion of our subsidiaries held by non-controlling interest holders. The following table provides information regarding the non-controlling interests by segment:

(Amounts in thousands)
Segment	Amount
Magnesium segment	$14,953
Basic Materials segment	3,185
Consulting segment	-
Total	$18,138

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

Marketable Securities

We make valuations of the carrying amount of our Marketable Securities Available for Sale quarterly pursuant to ASC 320, “Investments”. We record an unrealized gain/(loss) for the fair market valuation (FMV) of such securities in the equity section of our balance sheet as Other Comprehensive income (OCI). We make an analysis at the least on an annual basis to determine if and when such unrealized (loss) has become other than temporarily impaired, and reclassify it as a realized (loss) into our current period’s net income/(loss). This determination is based on a number of factors, including but not limited to (i) the percentage of the decline, (ii) the severity of the decline in relation to the enterprise/market conditions, and (iii) the duration of the decline. It’s further discussed in Note 2 to the unaudited consolidated financial statements included in this report.

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

Comprehensive income (Loss)

We follow ASC 205, “Presentation of Financial Statements,” and ASC 220, “Reporting Comprehensive Income,” to recognize the elements of comprehensive income. Comprehensive income (loss) is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive loss for the third quarter and nine months of fiscal 2010 and 2009 included net loss, foreign currency translation adjustments, unrealized gains or losses on marketable securities available for sale, net of income taxes, and unrealized gains or losses on marketable securities available for sale-related party, net of income taxes.

Impairment of long-lived assets

 In accordance with ASC 360, “Property, Plant, and Equipment”, we periodically review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. We recognize an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the estimated fair value and the book value of the underlying asset. We did not record any impairment charges during the nine month periods ended June 30, 2010 and 2009, respectively.

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

Acquisitions

 We account for acquisitions using the purchase method of accounting in accordance with the provisions of Topic 805, “Business Combinations”.  In each of our acquisitions for prior periods presented, we determined that fair values were equivalent to the acquired historical carrying costs.  We had no acquisitions during the first nine months of fiscal 2010.

Recent Accounting Pronouncements

The FASB issued Accounting Standards Update (ASU) No. 2010-20. Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, on July 21, 2010, requiring companies to improve their disclosures about the credit quality of their financing receivables and the credit reserves held against them. The extra disclosures for financing receivables include aging of past due receivables, credit quality indicators, and the modifications of financing receivables. This pronouncement will be effective for interim and annual reporting periods ending on or after December 15, 2010, and we do not expect the adoption of this update to have a material impact on our consolidated financial position, results of operations or cash flows.

Accounting for decreases in ownership of a subsidiary - In January 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2010-02, “Accounting and Reporting for Decreases in Ownership of a Subsidiary,” which clarifies the scope of the guidance for the decrease in ownership of a subsidiary in ASC 810, “Consolidations,” and expands the disclosures required for the deconsolidation of a subsidiary or de-recognition of a group of assets. This guidance was effective on January 1, 2010.

We have adopted this guidance and it did not have an effect on the accompanying consolidated financial statements. Accounting for distributions to shareholders - In January 2010, the FASB issued ASU 2010-01, “Accounting for Distributions to Shareholders with Components of Stock and Cash,” which clarifies that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in earnings per share prospectively and is not a stock dividend for purposes of applying ASC 505, “Equity,” and ASC 260, “Earnings Per Share.” This guidance is effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. The application of the requirements of this guidance had no effect on the accompanying consolidated financial statements.

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

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-09 “Accounting for Investments-Equity Method and Joint Ventures and Accounting for Equity-Based Payments to Non-Employees”.  This update represents a correction to Section 323-10-S99-4, Accounting by an Investor for Stock-Based Compensation Granted to Employees of an Equity Method Investee. Additionally, it adds observer comment Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees to the Codification. The application of the requirements of this guidance had no effect on the accompanying consolidated financial statements

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-12 “Fair Value Measurements and Disclosures Topic 820 – Investment in Certain Entities That Calculate Net Assets Value Per Share (or Its Equivalent)”, which provides amendments to Subtopic 820-10, Fair Value Measurements and Disclosures-Overall, for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent).

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

•	The impact of a loss of our land use rights.
•	Our ability to comply with the United States Foreign Corrupt Practices Act which could subject us to penalties and other adverse consequences.
•	Limits under the Investment Company Act of 1940 on the value of securities we can accept as payment for our business consulting services.
•	Our acquisition efforts in future periods may be dilutive to our then current shareholders.
•	The risks and hazards inherent in the mining industry on the operations of our basic materials segment.
•	Our inability to enforce our rights due to policies regarding the regulation of foreign investments in China.
•	The impact of environmental and safety regulations, which may increase our compliance costs and reduce our overall profitability.
•	The effect of changes resulting from the political, economic, and monetary policies of the Chinese government on our assets and operations located in the PRC.
•	The impact of Chinese economic reform policies.
•	The influence of the Chinese government over the manner in which our Chinese subsidiaries must conduct our business activities.
•	The impact on future inflation in China on economic activity in China.
•	The impact of any recurrence of severe acute respiratory syndrome, or SAR’s, or another widespread public health problem.
•	The limitation on our ability to receive and use our revenues effectively as a result of restrictions on currency exchange in China.
•	Recent substantial declines in the market price for shares of our common stock and continued highly volatile and wide market price fluctuations.

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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable to a smaller reporting company.

Item 4.	Controls and Procedures.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer (CEO), and our Chief Financial Officer (CFO), to allow timely decisions regarding required disclosure. Management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2010.

Based on this evaluation, solely as a result of continuing significant deficiencies and/or material weaknesses in our internal control over financial reporting, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were not effective as of June 30, 2010.  We previously determined that our internal controls and procedures were not effective as a result of continuing significant deficiencies or material weaknesses previously identified in our 2009 Transition Report on Form 10-K and the lack of controls over the accounting for intercompany interest income that caused us to incorrectly book $240,000 in revenues instead of other payable – related party.  In our 2009 Transition Report on Form 10-K, we identified the following weaknesses: (1) a lack of internal control over financial reporting related to cash management and related party transactions, (2) a lack of an integrated financial accounting system, (3) a control deficiency at one of our subsidiaries that prevented us from auditing its financial statements prompting us to establish a loss reserve equal to our investment in that subsidiary, (4) a failure to maintain a sufficient complement of accounting personnel in our Magnesium segment operations, and (5) accounting for other-than-temporary-impairment related to available for sale securities that caused us to restate our consolidated financial statements for the year ended December 31, 2008.

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

We believe the remediation actions set forth in our 2009 Transition Report and the following actions we have taken and are taking will be sufficient to remediate the material weaknesses described above:

•
We ceased the implementation of a previously identified financial software system and are evaluating a more robust enterprise-wide financial software system both in our Chinese subsidiaries to enhance our management and reporting capabilities primarily in our magnesium production facilities and standardize the process and access to financial reports on a timely manner;

•
We conducted an internal audit of a selected group of China-based subsidiaries during the third quarter of fiscal 2010 to evaluate the effectiveness of our internal control, and plan to complete our internal audit for our remaining subsidiaries by the end of fiscal 2010;

•
We plan to conduct a China-based corporate accounting and internal control training in September 2010 to improve our staff’s understanding of US GAAP and awareness of internal control procedures, in order to augment our quality standard over financial reporting including the effectiveness of our internal control; and

•	We will continue to conduct ongoing reviews of our internal control over financial report.

While a substantial improvement needs to be made throughout the remainder of fiscal 2010 in order to achieve our overall remediation target and objectives, Management believes the actions described above will remediate the material weaknesses we have identified and strengthen our internal control over financial reporting. We expect the material weakness will be remediated by December 31, 2010. As we work towards improvement of our internal control over financial reporting and implement remediation measures identified above, we may supplement or modify these remediation measures described above.  Until such time as we have completed these remediation efforts, we will continue to have material weaknesses in our disclosure controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation of our controls performed during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

A discussion about legal proceedings can be found under Item 3, “Legal Proceedings”, in our 2009 Transition Report on Form 10-K. There has been no material change in our Legal Proceedings from those previously discussed in the 2009 Transition Report on Form 10-K.

We are, however, currently involved in a dispute with Shanxi Jinyang Coal and Coke Group Co., Ltd. ("Shanxi Jinyang”) and Ms. Runlian Tian, the noncontrolling shareholders of our subsidiary Pan Asia Magnesium and its Chairman of the Board of Directors, Haixin Zhao, as discussed in Note 17 – Commitments and Contingencies in our audited consolidated financial statements included in this report.

We have been unable to negotiate an amicable resolution to this dispute and we will take appropriate legal action in China against the noncontrolling shareholders of Pan Asia Magnesium and Mr. Zhao which may include a court supervised dissolution and audit of Pan Asia Magnesium in addition to appropriate legal action against its noncontrolling shareholders and Mr. Zhao based upon the findings in an audit.

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

On July 13, 2010 we entered into an Equity Transfer Agreement (the “Agreement”) with Pine Capital and Yiwei Magnesium to acquire an 80% interest they own in Taiyuan Ruiming YiWei Magnesium Industry Co., Ltd. (“Ruiming Magnesium”) for $6,600,000 in cash and stock.  The remaining 20% interest in Ruiming Magnesium is owned by Pine Capital. Yuwei Huang, our executive vice president – magnesium and member of our Board of Directors, owns or controls Pine Capital and Yiwei Magnesium.

Ruiming Magnesium, is a Chinese company engaged in magnesium production and sales, with current annual production capacity of approximately 10,000 tons of magnesium powder and desulfurization products, and 4,000 tons of magnesium ingot.  Ruiming Magnesium’s production facilities total approximately 414,000 square feet with the magnesium powder plant occupying approximately 214,000 square feet and the magnesium ingot plant occupying approximately 200,000 square feet. The magnesium powder facility has sufficient land to add additional production capacity.

The purchase price for the 80% interest in Ruiming Magnesium is a total of approximately $6,600,000 payable $3,235,295 in cash subject to certain post closing conditions, $1,000,000 by issuing 769,231 shares of our common stock and $2,364,705 by way of an assignment of a portion of our interest in Excel Rise with a value of $2,364,705 based on its book value as of June 30, 2010 (collectively, the “Purchase Price”).  $808,824 of the cash portion of the Purchase Price is contingent on Ruiming Magnesium achieving revenues of RMB 62.2 million (approximately $9.2 million) for the fiscal year ending September 30, 2011 with an EBITDA (earnings before interest, taxes, depreciation and amortization) target of no less than RMB 1,200 (approximately $177) per metric ton of production. Pine Capital has the right to receive 622,172 shares of our common stock in lieu of the $808,824 cash payment.  In addition to the Purchase Price, Pine Capital and Yiwei Magnesium collectively are entitled to receive a cash payment of approximately $808,824 or 622,172 shares of our common stock in the event Ruiming Magnesium achieves gross revenues of more than RMB 100 million (approximately $14.7 million) during its fiscal year ending September 30, 2011 with EBITDA of no less than RMB 1,200 (approximately $177) per metric ton of goods produced during that fiscal year.  The payment of these shares is subject to shareholder approval as set forth in the July 20, 2010 addendum to the Agreement.

On July 13, 2010 we closed on the acquisition of Ruiming Magnesium as discussed in Note 16 – Subsequent Events included in this report and paid $1,738,070 towards the purchase price for our ownership interest in this company.

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

10.13
Contract for Sino-Foreign Equity Joint Venture between Asia Magnesium Co., Ltd., Shanxi Senrun Coal Chemistry Co., Ltd. and Taiyuan YiWei Magnesium Industry Co., Ltd. dated December 12, 2006 (incorporated herein by reference to Exhibit 10.1 as part of the Company?痵 Quarterly Report on Form 10-QSB for the period ended June 30, 2007 filed with the Commission on August 8, 2007 (Commission File No. 000-26415)).

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

10.51
Equity Transfer Agreement dated July 13, 2010 entered into among CDI China, Inc., Pine Capital Enterprises, Inc., Taiyuan Yiwei Magnesium Industry Co., Ltd. and Taiyuan Ruiming Yiwei Magnesium Industry Co., Ltd. (incorporated herein by reference to Exhibit 10.1 as part of the Company’s Current Report on Form 8-K filed with the Commission on July 15, 2010 (Commission File No. 001-33694)).

10.52	*
Amendment dated July 20, 2010 to Equity Transfer Agreement dated July 13, 2010 entered into among CDI China, Inc., Pine Capital Enterprises, Inc., Taiyuan Yiwei Magnesium Industry Co., Ltd. and Taiyuan Ruiming Yiwei Magnesium  Industry Co., Ltd.

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

CHINA DIRECT INDUSTRIES, INC.

Date: August 12, 2010	By: /s/ Yuejian (James) Wang
Yuejian (James) Wang,
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2010	By: /s/ Andrew X. Wang
Andrew X. Wang
Chief Financial Officer
(Principal Financial and Accounting Officer)