Form 10-K
period 2010-09-30
China Direct Industries, Inc.
filed 2010-12-23
CIK 1088787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
(Mark One)
Form 10-K

☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended September 30, 2010
or

☐           TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from _____to _____

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
None
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐Yes ☒ No

 Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐ Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

 Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes ☒ No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. $40,379,947 on March 31, 2010.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 31,860,610 shares of common stock are issued and outstanding as of December 17, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement relating to its 2010 Annual Meeting of Shareholders, to be filed no later than 120 days after the close of the Registrant’s fiscal year ended September 30, 2010, are hereby incorporated by reference in Part III of this Annual Report on Form 10-K.

i

INDEX OF CERTAIN DEFINED TERMS USED IN THIS REPORT

Change in Fiscal Year

Effective August 13, 2009, we changed our fiscal year end from December 31 to September 30. We have defined various periods that are covered in this report as follows:

•	“fiscal 2011” — October 1, 2010 through September 30, 2011
•	“fiscal 2010” — October 1, 2009 through September 30, 2010.
•	“twelve months ended September 30, 2009” — October 1, 2008 through September 30, 2009.
•	“2009 transition period” — the nine month period from January 1, 2009 through September 30, 2009.
•	“fiscal 2008” — January 1, 2008 through December 31, 2008.

When used in this report the terms:

•	"China Direct Industries”, "we”, "us” or “our” refers to China Direct Industries, Inc., a Florida corporation, and our subsidiaries;
•	“CDI China”, refers to CDI China, Inc., a Florida corporation, and a wholly owned subsidiary of China Direct; and
•	“PRC” refers to the People’s Republic of China.

Magnesium Segment

•	“Chang Magnesium”, refers to Taiyuan Changxin Magnesium Co., Ltd., a company organized under the laws of the PRC and a 51% majority owned subsidiary of CDI China;
•	“Chang Trading”, refers to Taiyuan Changxin YiWei Trading Co., Ltd., a company organized under the laws of the PRC and a wholly owned subsidiary of Chang Magnesium;
•	“Excel Rise”, refers to Excel Rise Technology Co., Ltd., a Brunei company and a wholly owned subsidiary of Chang Magnesium;
•	“CDI Magnesium”, refers to CDI Magnesium Co., Ltd., a Brunei company and a 51% owned subsidiary of Capital One Resources;
•	“Asia Magnesium”, refers to Asia Magnesium Co. Ltd., a company organized under the laws of Hong Kong and a wholly owned subsidiary of Capital One Resource;
•	“Golden Magnesium”, refers to Shanxi Gu County Golden Magnesium Co., Ltd., a company organized under the laws of the PRC and a 52% owned subsidiary of Asia Magnesium;
•	“Pan Asia Magnesium”, refers to Pan Asia Magnesium Co., Ltd., a company organized under the laws of the PRC and a 51% owned subsidiary of CDI China;
•
“Baotou Changxin Magnesium”, refers to Baotou Changxin Magnesium Co., Ltd., a company organized under the laws of the PRC; a 51% owned subsidiary of CDI China, and a 39% owned subsidiary of Excel Rise, effectively China Direct holds a 70.9% interest.

•	“IMG” or “International Magnesium Group”, refers to International Magnesium Group, Inc., a Florida corporation and a 100% owned subsidiary of China Direct Industries.
•	“IMTC” or “International Magnesium Trading”, refers to International Magnesium Trading Corp., a company organized under the laws of Brunei and a 100% owned subsidiary of CDI China.
•	“Ruiming Magnesium”, refers to Taiyuan Ruiming Yiwei Magnesium Co., Ltd., a company organized under the laws of the PRC and an 80% majority owned subsidiary of CDI China.

ii

Basic Materials Segment

•	“Lang Chemical”, refers to Shanghai Lang Chemical Co., Ltd. a company organized under the laws of the PRC and a 51% owned subsidiary of CDI China;
•	“CDI Jingkun Zinc”, refers to CDI Jingkun Zinc Industry Co., Ltd., a company organized under the laws of the PRC and a 95% owned subsidiary of CDI Shanghai Management;
•	“CDI Jixiang Metal”, refers to CDI Jixiang Metal Co., Ltd., a company organized under the laws of the PRC and a wholly owned subsidiary of CDI China;
•	“CDI Metal Recycling”, refers to Shanghai CDI Metal Recycling Co., Ltd., a company organized under the laws of the PRC and an 83% owned subsidiary of CDI Shanghai Management; and
•	“CDI Beijing” refers to CDI (Beijing) International Trading Co., Ltd., a company organized under the laws of the PRC and a 51% owned subsidiary of CDI Shanghai Management.
•	“CDII Trading” refers to CDII Trading, Inc., a Florida corporation and a 100% owned subsidiary of China Direct Industries.

Consulting Segment

•	“China Direct Investments”, refers to China Direct Investments, Inc., a Florida corporation, and a wholly owned subsidiary of China Direct;
•	“CDI Shanghai Management”, refers to CDI Shanghai Management Co., Ltd., a company organized under the laws of the PRC and a wholly owned subsidiary of CDI China; and
•	“Capital One Resource”, refers to Capital One Resource Co., Ltd., a Brunei company, and a wholly owned subsidiary of CDI Shanghai Management.

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

iii

PART I

ITEM 1.	BUSINESS.

Overview

We are a U.S. company that manages a portfolio of Chinese entities. We also provide consulting services to Chinese businesses. We operate in three identifiable business segments: Magnesium, Basic Materials and Consulting. In the fourth quarter of fiscal 2006, we established our Magnesium and Basic Materials segments which have grown through acquisitions of controlling interests of Chinese private companies. We consolidate these acquisitions as either our wholly or majority owned subsidiaries. Through this ownership control, we provide management advice, business development services, strategic planning, macroeconomic industry analysis and financial management seeking to improve the quality and performance of each portfolio company. We also provide our subsidiaries with investment capital to expand their businesses.

In our Magnesium segment, our largest segment in total assets, we produce, sell and distribute pure magnesium ingots, magnesium powders, granules, scraps, and magnesium alloys.

In our Basic Materials segment, we sell and distribute a variety of products including industrial grade synthetic chemicals, steel products, non ferrous metals, recycled materials, and industrial commodities. We also hold mining rights for property believed to contain zinc ore and lead and operate an industrial commodity trading business.

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

Magnesium Segment

We operate four magnesium facilities in China that produce and/or distribute magnesium products such as pure magnesium ingots, magnesium powders, granules and alloys. In fiscal 2010 revenues from this segment were $51.1 million, including revenues of $ 7.4 million from related parties, and represented 45% of our total consolidated revenues. In the 2009 transition period revenues from this segment were $26.7 million, including revenues of $11.5 million from related parties, and represented 38.9% of our total consolidated revenues.

We produced, sold and distributed approximately 21,786 metric tons of magnesium ingot in fiscal 2010. In addition, through our acquisition of Ruiming Magnesium we produced and sold 891 metric tons of magnesium powders in the fourth quarter of fiscal 2010. As of September 30, 2010, we have total annual magnesium ingot production capacity of 50,000 metric tons and annual magnesium powder production capacity of 10,000 metric tons. In fiscal 2010 our average selling price of magnesium was approximately $2,348 per metric ton as compared to $2,270 per metric ton in the 2009 transition period.

Magnesium is the third most commonly used structural metal, following steel and aluminum.  It is the lightest and strongest of the structural metals, it is one fourth the weight of steel, two fifths the weight of titanium and two thirds the weight of aluminum. Magnesium has multiple industrial and consumer applications. Magnesium ingots are a prime raw material input for the production of titanium and aluminum alloys and magnesium alloys.  Magnesium powder and granules are used to remove sulfur in the production of steel.  Due to their unique light weight and high strength properties, magnesium alloys are used in a variety of aircraft and automobile parts, as well as in electronic equipment such as computers, cameras and cellular phones.

Our magnesium production facilities are located in the Shanxi Province and Inner Mongolia, China. These regions are rich in natural resources such as dolomite and ferrosilicon, the primary raw materials used to produce our pure magnesium. In addition, these areas have vast deposits of coal. Our magnesium facilities in the Shanxi Province utilize waste gas to fuel their furnaces. Waste gas is a by-product in the processing of coal into coke. The utilization of waste gas as an energy source is less expensive than burning coal and provides a more environmentally friendly source of energy compared to magnesium producers who burn coal to fuel their furnaces. Our magnesium facility at Baotou Changxin Magnesium in Inner Mongolia originally used coal as the primary source of fuel for its furnaces. In December 2010, we upgraded this facility to utilize more energy efficient waste gas as its primary source of fuel for its furnaces. We intend to utilize waste gas provided by nearby coke generating plants when they restart operations which we anticipate will take place during our second quarter of fiscal 2011.

The exploitation of waste gas as energy is an important element to our Magnesium segment in light of the regulations implemented by the PRC to control industrial pollution. In April 2008, the PRC amended the Energy Conservation Law, previously adopted in 1997 which regulates national standards on energy conservation. The amendment establishes per unit energy consumption quotas for magnesium smelting, effective as of June 2008. Companies failing to meet the new environmental protection standards may be subject to penalties, in the form of fines and/or suspension. Our facilities have obtained a license from the appropriate provincial environmental protection administrations permitting them to produce magnesium.

We utilize a production method for magnesium ingots known as the silicothermic manufacturing process, sometimes referred to as the ‘pidgeon process’. The pidgeon process, a common method employed in China, offers several advantages including reduced costs and production cycles. From an environmental perspective the process is beneficial when compared with alternative production methods. In addition, all of our facilities utilize high temperature air combustion technology, also known as flameless combustion in an attempt to further reduce production costs.

As of September 30, 2010, our available annual production capacity rose to approximately 50,000 metric tons of magnesium and 10,000 tons of magnesium powder as set forth in the table below:

	Capacity (In metric tons)
Facility	Magnesium Ingot	Magnesium Powder
Baotou Changxin Magnesium	24,000
Chang Magnesium	10,000
Golden Magnesium	12,000
Ruiming Magnesium	4,000	10,000
Totals	50,000	10,000
\
Magnesium Industry overview

The magnesium industry as a whole has suffered from a protracted downturn beginning late in 2008 and lasting throughout 2009. The global economic slowdown substantially affected demand from key end markets such as steel production, parts die casting for the automobile industry, and aluminum alloying. We responded by reducing our Magnesium segment workforce and idling facilities to reduce expenses and operated at substantially reduced capacity levels throughout the 2009 transition period and fiscal 2010.

Magnesium Segment Initiatives

In February 2009 Mr. Huang was appointed executive vice president for the Magnesium segment and a member of our board of directors. Mr. Huang has served as chief executive officer of Chang Magnesium since June 2006 and has over 15 years of experience in the production and sale of magnesium in the PRC.  He is the principal owner of the noncontrolling shareholder in our magnesium production subsidiaries and an owner of several other magnesium facilities in China.

In September 2009, we adopted the brand name International Magnesium Group for our magnesium operations to create an identity for worldwide marketing effort for our magnesium products and operations. We believe these branding and marketing efforts will allow us to become more effective in our global sales efforts. In addition, we believe the IMG brand will enable us to fully realize the value of our magnesium holdings in the future. We continue to promote our IMG brand as the premier global source for quality and reliability for magnesium related products as we expand our domestic and international sales capabilities. As a result of our efforts, we added additional customers both domestically in China and in Europe.

Since December 2009 we have seen improvements in quoting activity and have begun to see stronger end market demand coupled with a more stable and improved pricing environment.  These conditions helped lead to management’s decision to restart idled production facilities at our Chang Magnesium facility in the third quarter of fiscal 2010.  Subject to the availability of coke gas at Baotou Changxin Magnesium, Management expects our 50,000 metric ton annual magnesium and 10,000 metric ton magnesium powder production capacity to be available in fiscal 2011 and intends to progressively ramp up overall capacity utilization rates as magnesium demand continues to improve.

Management continues to evaluate several key initiatives to continue our expansion into magnesium. In an effort to move into the next phase of growth for our Magnesium segment, we are seeking to further consolidate our Magnesium segment holdings as well as acquire additional operations owned or controlled by Mr. Huang. Toward that end we signed a non-binding letter of intent in October, 2009 outlining the proposed targets.  In July of 2010 we completed the first acquisition of one of the proposed targets, an 80% interest in Ruiming Magnesium from Pine Capital and Yiwei Magnesium, entities which are partly owned or controlled by Mr. Huang. This facility will add 10,000 metric tons of magnesium powder and 4,000 metric tons of magnesium ingot to our annual production capacity.

We continue to review the operations of the other potential targets, perform necessary due diligence and evaluate financing options as we look to integrate and consolidate our magnesium operations, and position our IMG branded magnesium operations as a definitive industry leader for expansion in the years to come.

Sources and Availability of Raw Materials

We obtain dolomite and ferrosilicon, the primary raw materials used to produce pure magnesium and waste gas used to fuel our magnesium producing furnaces from a variety of sources including mining companies, coke refineries who produce waste gas as a by-product in the production of coke, washing coal, coal tar, sulfur, ammonium sulfate and benzene. We have a fixed price supply agreement for a specified quantity of waste gas for our Golden Magnesium facility which expires in August 2027. In fiscal 2010, we have two suppliers that accounted for over 10% of the purchases of finished goods for resale and raw materials used in magnesium production, Taiyuan Qingcheng Yiwei Magnesium Co. Ltd., a related party, and China Shanxi Xinghua Cun International Trading Co. We purchase dolomite and ferrosilicon on a purchase order basis from local suppliers at market prices based on our production requirements.

Although we experienced short term shortages of electricity and coke gas during the fourth quarter of fiscal 2010 and the first quarter of fiscal 2011 at some of our magnesium facilities, we believe we will have access to sufficient electricity, dolomite, ferrosilicon and coke gas to meet our needs for the foreseeable future as the government imposed energy restrictions expire and demand for coke increases.  See Item 1A – Risk Factors - Fluctuations in the cost or availability of electricity, coke, coal and/or natural gas would lead to higher manufacturing costs, thereby reducing our margins and limiting our cash flows from operations.

Basic Materials Segment

In our Basic Materials segment, our primary business focus is selling and distributing a variety of products in Asia including industrial grade synthetic chemicals, steel products, non ferrous metals, recycled materials and industrial commodities. This segment also includes our zinc mining property. In fiscal 2010 our Basic Materials segment generated revenues of $58.8 million, representing approximately 52% of our total consolidated revenues. In the twelve months ended September 30, 2009 revenues from this segment were $55.4 million and represented 51% of our total consolidated revenues.

Distribution of Synthetic Chemicals and Basic Resources. Through our Lang Chemical subsidiary, we act as a third party agent in the sale and distribution of industrial chemicals which are employed as raw materials in the production of a variety of finished products such as paint, glue, plastics, textiles, leather goods as well as various medical products. We sell and distribute four primary product categories of industrial grade synthetic chemicals, glacial acetic acid and acetic acid derivatives, acrylic acid and acrylic ester, vinyl acetate-ethylene (“VAE”) and polyvinyl alcohol (“PVA”). Through our CDI Beijing subsidiary we also sell and distribute steel related products including reinforcing steel bars and other industrial related commodities.

In July 2009, we launched CDII Trading. CDII Trading is engaged in the global purchase and sale of industrial commodities which includes mineral ores, non-ferrous metals, scrap metals, rare metals, petrochemicals, and other related commodities. In fiscal 2010 we have entered into agreements with suppliers in Mexico and parts of South America for the ongoing supply of iron ore for sale to our customers in China. We expect to begin shipments on these agreements in the second quarter of fiscal 2011. CDII Trading also markets products from our other business units as well as some of our consulting clients by leveraging our relationships with buyers in China and abroad with worldwide suppliers we source.

Recycling.  In February 2008 we launched a development stage company to potentially engage in the recycling of aluminum wire into aluminum powder and obtained a license to import metal into China.  Management views this operation as non-core to the segment. In an effort to focus on our core Basic material businesses, we intend to explore strategic alternatives including but not limited to the outright sale of this business and its assets.

Zinc Ore Mining and Distribution.  Management has made the determination that its proposed zinc mining and distribution business are not aligned with the company’s other operations. We hold mining rights to approximately 51 acres located in the Yongshun Kaxi Lake Mining area which is known to hold zinc ore. The mining rights we obtained from the Ministry of Land and Resources in 2004 allow for the mining of an aggregate of 10,000 metric tons of zinc ore per year. Due to a number of factors including the global economic downturn beginning in 2008, we did not commence operations or establish a reserve on the property.  Management believes that its resources can be better utilized in its other businesses and is currently evaluating strategic alternatives for its zinc ore mine including the partial or full sale of its interest in this business. Presently we do not have a timetable for when or if this business will be sold.

With regard to our proposed zinc concentrate distribution business, we no longer believe that the distributor will be able to supply us with any products under our distribution agreement. The distributor failed to start production of zinc concentrate since it suspended operations in fiscal 2008 as a result of weakness in the market price of zinc and zinc-related products at that time.

Sources and Availability of Raw Materials

We obtain the industrial chemicals which we distribute primarily from a variety of sources including chemical manufacturers in China. We purchase these chemicals on a fixed price supply agreement for a specified quantity of chemicals for a specified period of time  and on a spot basis at market prices based on our orders we receive or anticipated demand. In fiscal 2010, we have three  suppliers that accounted for over 10% of the purchases of chemicals we resell, Shanghai Wujing Chemical Co., Ltd., Jiangsu Sopo Group Shanghai Co., Ltd. and China Petroleum & Chemical Sales Co., Ltd.. We believe we will have access to sufficient supply of the chemicals and steel related products we sell for the foreseeable future.

Consulting Segment

In our Consulting segment, we provide a suite of consulting services to U.S. public companies that operate primarily in China. We currently have service contracts with clients who conduct business in China or seek to conduct business within China. We generate revenues by providing consulting services in the areas of financing structures and arrangements, mergers, acquisitions and other business transactions, identifying potential areas of growth, translation services, managing and coordinating all necessary government approvals and licenses in the PRC, marketing services, investor relations services, and coordination of the preparation of required SEC filings.

Our consulting fees vary based upon the scope of the services to be rendered. Historically, a significant portion of the fees we earned have been paid in the form of our clients’ securities. We classify these securities as investments in marketable securities available for sale or investment in marketable securities available for sale-related party. We value these securities at fair market value at the time of receipt for the purposes of our revenue recognition. Primarily all of the securities we receive as compensation are from small public companies and are typically restricted as to resale under Federal securities laws.

In fiscal 2010 our Consulting segment staged a gradual recovery from the global economic slowdown and a stagnation of the U.S. capital market activities as our revenues in this segment were $2.8 million compared to $2.7 million in the twelve month period ended September 30, 2009. As markets have rebounded and the environment for small to medium sized companies in China has improved we intend to pursue the addition of clients in fiscal 2011, focusing on emerging companies with greater potential for growth and profitability who are in need of business development and consulting services and capital.

EMPLOYEES

As of November 30, 2010 we have approximately 827 full time employees, including 20 employees in the United States and 807 employees in the PRC. We believe we have good working relationships with our employees. We are currently not a party to any collective bargaining agreements.

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

Executive Officers of the Company

The following sets forth the names and ages of each of our executive officers as of September 30, 2010 and the positions they hold:

Name	Age	Position with the Company
Yuejian (James) Wang, Ph.D	48	Chairman, President and Chief Executive Officer
Andrew X. Wang	48	Executive Vice President and Chief Financial Officer
Yuwei Huang	55	Executive Vice President - Magnesium
Lazarus Rothstein	52	Executive Vice President, General Counsel and Secretary

Each of our executive officers holds office for such term as may be determined by our board of directors. Set forth below is a brief description of the business experience of each of our executive officers.

Yuejian (James) Wang, Ph.D. has served as our CEO and Chairman of the board of directors since August 2006. Dr. Wang, a co-founder of China Direct Investments, has served as its CEO and Chairman of its board of directors since its inception in January 2005. Dr. Wang has also been a member of the board of directors of CIIC Investment Banking Services (Shanghai) Company Limited from since June 2004 to 2007. From 2001 to 2004, he was President and Chairman of the board of directors of Jiangbo Pharmaceuticals, Inc. (formerly Genesis Pharmaceuticals Enterprises, Inc.) (NASDAQ: JGBO). From 2000 until 2001, Dr. Wang was President, Chief Operating Officer and director of China Net & Technologies, Inc., a technology firm. From 2000 until 2001, Dr. Wang was Vice President, Chief Operating Officer and director of Ten Sleep Corporation, a California-based integrated Internet company that acquired and licensed technology, identified, acquired and developed development-stage technology and service entities and focused on the internet infrastructure market-PC, application-ready devices. From January 2000 until November 2000, Dr. Wang was President of Master Financial Group, Inc., a St. Paul, Minnesota-based company which was a wholly-owned subsidiary of Ten Sleep Corporation that provided consulting services for small private and public entities in the area of corporate finance, investor relations and business management. Between 1997 and 2000, Dr. Wang was a research scientist and Assistant Professor, Lab Director at the University of Minnesota, School of Medicine. Dr. Wang received a Bachelor of Science degree from the University of Science and Technology of China in He Fei, China in 1985, a Master of Science Degree from the Shanghai Second Medical University, Shanghai, China in 1988, and his Ph.D. degree from the University of Arizona in 1994.

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

Huaqin (Kim) Chen, age 54, has served as our Controller and Internal Audit Manager since April 2009 and as our Principal Financial and Accounting Officer from May 2009 to December 2009. From January 2001 to March 2009, Ms. Chen was the Assistant Controller at International Paper Company where she was responsible for financial reporting, analysis and budgeting, internal controls, domestic and international audits, supervision of accounts receivable and payables, payroll and project managers and the establishment of the financial controls over a Hong Kong based business. From January 1992 to November 2000, Ms. Chen held various corporate accounting positions. From August 1980 through December 1989, Ms. Chen was an Assistant Professor of English at Shanghai International Studies University in China where she received a Bachelors of Arts Degree in English and Literature in 1980. Ms. Chen also received a Masters in Business Administration with a Concentration in Accounting and Finance from Winthrop University, Rock Hill, South Carolina in 1992.

Jingdong Chen, age 42, has served as chief executive officer of Lang Chemical since co-founding the company in 1998. Mr. Chen is also a minority owner of Lang Chemical. Since our acquisition of Lang Chemical in November 2006, Mr. Chen has served as the General Manager, responsible for the daily operations. Mr. Chen has in excess of 10 years of experience operating in the chemical industry in China. From 1990 to July 1996, Mr. Chen was sales manager for Shanghai Chemical Industry Sales Corporation and from August 1996 to September 1998 he was Vice General Manager for Vinda Group in the Shanghai Branch, a paper manufacture in China. Mr. Chen received a master’s degree from East China Normal University in 1990. Mr. Chen is the spouse of Ms. Qian Zhu.

        Chi Chen, age 39, has served as as general manager and chairman of CDI Beijing since September 2008 and as vice president of our Basic Materials segment from September 2008 to February 2010. From 2004 to 2008 Mr. Chen served as general manager and chairman of Beijing Kaiyuan Tongbao Trading Co., Ltd., a steel and lumber distribution company. From 2002 to 2004, Mr. Chen served as chairman of Beijing Putaoyuan Investment Consulting Co., Ltd., a real estate company. From 2000 to 2002 Mr. Chen served as the general manager of Beijing Guohuan Exhibition Center, a property management company. From 1997 to 2000 Mr. Chen served as China’s Chief Representative for the Western Caroline Trading Co., Ltd., a food distribution company. From 1993 to 1997 Mr. Chen served as chairman of Baotou Dongfu Industry Co., Ltd. a lumber distribution company. Mr. Chen holds a Bachelor degree from Fuzhou University.

Richard Galterio, age 47, has served as Vice President – Investor Relations of China Direct since February 2009 and from February 2007 to January 2009 Executive Vice President. His responsibilities include corporate development and communications as well as the management of all public and investor relations for China Direct, subsidiaries and client companies. Mr. Galterio has over 16 years of experience in investment banking with a focus on early stage companies. Mr. Galterio served as COO of Skyebanc, Inc., a FINRA member broker/dealer from 2005 to 2007. Prior to that position, he served as Director of Private Equity for vFinance Investments, Inc., a FINRA member broker/dealer from 2001 to 2005. Mr. Galterio had been engaged by vFinance Investments, Inc. since the acquisition of First Level Capital in 2000, a company co-founded by Mr. Galterio in September of 1998. Mr. Galterio served as Compliance and Operations Director for First Level Capital from 1998 to 2000. Prior to First Level Capital, Mr. Galterio was Managing Director of Commonwealth Associates from 1994 to 1998 where his responsibilities included branch management and compliance. Mr. Galterio was a member of the board of directors of Spare Backup, Inc. (OTCBB: SPBU) from June of 2003 to September of 2008. Mr. Galterio has a Bachelor of Science degree in Business Administration and Psychology from Villanova University.

COMPETITION

Our subsidiaries and the business segments they operate in face unique challenges and extensive competition.

Magnesium segment. The magnesium market in China, which in fiscal 2010 produced an estimated 80% of global magnesium production, is dominated by several large manufacturers. Our main competitors in the industry are Tongxiang Magnesium Co., Ltd., Yingguang Magnesium Co., Ltd. and YiWei Magnesium, a related party. Production costs associated with the energy needed to fuel the magnesium refinery and raw material costs are a significant challenge facing all producers. We believe we are competitive with other local magnesium producers because all of our production facilities are located in close geographic proximity to coke refineries who, when in production, supply waste gas that fuels our magnesium refineries. Effective January 2008, a 10% export tariff on magnesium was imposed that equally impacted the profit margins of all China based producers and has somewhat affected our competitive advantage over non-China based magnesium producers. In addition, we are unable to compete on price with U. S. suppliers because the U.S. imposes an import duty of 108%.

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

Consulting segment. The services we offer in our Consulting segment competes with the services offered by many entities and individuals seeking to take advantage of the growing need of Chinese entities seeking management advice in order to obtain access to U.S. capital markets for their expansion. This competition ranges from large management consulting firms and investment banks that offer a broad range of consulting and financial services, to small companies and independent contractors that provide specialized services. Many of the firms prospecting these clients are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Furthermore, we acknowledge we are competing with firms that may possess greater financial, marketing, technical, human and other resources. We believe that we compete primarily on the basis of our ability to offer a wider range of value-added services than our competitors. In light of the current global economic environment and a continuation of the downturn in the global capital markets, we believe it is difficult for smaller companies to attract interest in the financial community, make acquisitions and increase revenues and profitability. These factors impact our clients’ ability to pay the management fees needed to meet the costs of providing the services needed to comply with U.S. securities laws which our competitors may be able to provide at lower rates.

TRADEMARKS, LICENSES AND PATENTS

We own the trademark for “China Direct”, “Your Direct Link to China” and “CDI”. These trademarks are registered in the United States. We do not consider the protection of our trademarks and brand names to be important to our business.

GOVERNMENT REGULATION

Despite efforts to develop the legal system over the past several decades, including but not limited to legislation dealing with economic matters such as foreign investment, corporate organization and governance, commerce, taxation and trade, the PRC continues to lack a comprehensive system of laws. Further, the laws that do exist in the PRC are often vague, ambiguous and difficult to enforce, which could negatively affect our ability to do business in the PRC and compete with other companies in our segments.

In September 2006, the Ministry of Commerce (“MOFCOM”) promulgated the Regulations on Foreign Investors' Mergers and Acquisitions of Domestic Enterprises (M&A Regulations) in an effort to better regulate foreign investment in the PRC. The M&A Regulations were adopted in part as a needed codification of certain joint venture formation and operating practices, and also in response to the government's increasing concern about protecting domestic companies in perceived key industries and those associated with national security, as well as the outflow of well-known trademarks, including traditional Chinese brands.

As a U.S. based company doing business in the PRC, we seek to comply with all PRC laws, rules and regulations and pronouncements, and endeavor to obtain all necessary approvals from applicable PRC regulatory agencies such as the MOFCOM, the State Assets Supervision and Administration Commission (“SASAC”), the State Administration for Taxation, the State Administration for Industry and Commerce, the China Securities Regulatory Commission (“CSRC”), and the State Administration of Foreign Exchange (“SAFE”).

Economic Reform Issues. Since 1979, the Chinese government has reformed its economic systems. Many reforms are unprecedented or experimental; therefore they are expected to be refined and improved. Other political, economic and social factors, such as political changes, changes in the rates of economic growth, unemployment, inflation, or the disparities in per capita wealth between regions in the PRC, could lead to further readjustment of the reform measures. We cannot predict if this refining and readjustment process may negatively affect our operations in future periods, particularly in relation to future policies including but not limited to foreign investment, taxation, inflation and trade.

Currency. The value of the Renminbi (“RMB”), the main currency used in the PRC, fluctuates and is affected by, among other things, changes in the PRC’s political and economic conditions. The conversion of RMB into foreign currencies such as the U.S. dollar have been generally based on rates set by the People’s Bank of China, which are set daily based on the previous day’s interbank foreign exchange market rates and current exchange rates on the world financial markets. The currency exchange and fund transfers are regulated by China’s State Administration of Foreign Exchange (SAFE), which sets the relevant laws, regulations, and carries out the supervision of currency exchanges and cross border transfers of related funds, and imposes restrictions and regulatory controls over such exchanges and transfers.

Environment. We are currently subject to numerous Chinese provincial and local laws and regulations relating to the protection of the environment which are highly relevant to our Magnesium, and Basic Materials segments. These laws continue to evolve and are becoming increasingly stringent. The ultimate impact of complying with such laws and regulations is not always clearly known or determinable because regulations under some of these laws have not yet been promulgated or are undergoing revision. In fiscal 2010 we did not spend any funds related to compliance with environmental regulations.

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

The State Environmental Protection Administration Bureau is responsible for the supervision of environmental protection, the implementation of national standards for environmental quality and discharge of pollutants, and supervision of the environmental management system in the PRC. Environmental protection bureaus at the county level or above are responsible for environmental protection in their jurisdictions. The laws and regulations on environmental protection require each company to submit environmental impact statements for construction project to the environmental protection bureaus at the county level. These must be prepared prior to when the construction, expansion or modification commences. In addition, the provincial government in Shanxi Province seeks to control total magnesium production volume, speed up the elimination of outmoded production capacity and by 2011, eliminate magnesium manufacturers that have annual production of less than 10,000 tons and by 2015, eliminate magnesium producers that have annual production of less than 20,000 tons. These regulations are expected to reduce from the current more than 70 magnesium producers to about 30 in 2011 and to less than 10 by 2015. The regulation are further intended to intensify technological innovations, improve industrial competitiveness and research and development in magnesium alloying directly from magnesium, continuous casting and rolling production technology, as well as anti-oxidation of magnesium surface treatment process technology.

We recognize this tighter scrutiny surrounding environmental protection in the PRC and this consideration is a material factor in our due diligence process when selecting and acquiring companies in the PRC. In our Magnesium segment, for example, the production facilities we have acquired utilize waste gas to fuel their plants or have been upgraded to use more energy efficient waste gas. We believe this mitigates the risk of our magnesium production being limited in the future due to environmental protection actions initiated by the PRC.

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

Regulation of the chemical industry in the PRC is monitored by The Ministry of China Chemical Industry. Industry participants are governed by the Industrial Chemical Control Law (“ICCL”) issued by the Ministry of China Chemical Industry. The Shanghai provincial government issues licenses for the distribution of chemical products in the PRC. Lang Chemical received its license to operate in the chemical industry in January 1998, and presently believes it is in substantial compliance with all provisions of those PRC registrations, inspections and licenses and has no reason to believe it will not be renewed as required by the applicable rules of the Central Government and Shanghai City.

Other regulations particularly applicable to Magnesium and Basic Resource segments.

The PRC's Mining Ministry, and other provincial, county and local authorities in jurisdictions in which our products are processed or sold, monitors the processing, storage, and distribution of our magnesium products. Our processing facilities are subject to periodic inspection by national, provincial, county and local authorities. We may not be able to comply with current laws and regulations, or any future laws and regulations. To the extent that new regulations are adopted, we will be required to conform our activities in order to comply with such regulations. We may be required to incur substantial costs in order to comply. Our failure to comply with applicable laws and regulations could subject us to civil remedies, including fines, injunctions, recalls or seizures, as well as potential criminal sanctions, which could have a material and adverse effect on our business, operations and finances. Changes in applicable laws and regulations may also have a negative impact on our sales.

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

On March 29, 2009 we changed our name to China Direct Industries, Inc. to more accurately reflect our principal business of producing magnesium and distributing basic materials in the PRC.

When we acquire a company in the PRC, we generally do so by creating a foreign invested entity (“FIE”) with a local person or company experienced in the business we seek to acquire. An FIE is created by submitting an application to the local PRC government to increase the “registered capital” of a Chinese domestic company. The local Chinese person or company will contribute assets to the FIE and we will contribute investment funds over time to satisfy the registered capital amount. Upon receipt of the requisite government approvals, a new FIE is created with our ownership percentage represented by the value of our registered capital contribution as compared to the new total registered capital amount. We endeavor to adhere to all rules and regulations governing foreign investment in the PRC and to obtain all necessary governmental approvals and business licenses for our subsidiaries.

Our material acquisitions over the past three fiscal years acquired by formation of an FIE and dispositions are as follows:

CDI Magnesium. In February 2007, CDI China acquired a 51% interest in CDI Magnesium in exchange for 25,000 shares of our common stock valued at $100,000. The fair value of our common stock was based on its value of $4.00 per share on February 6, 2007. Since its inception, CDI Magnesium had no operations and on October 10, 2009 its board of directors elected to dissolve the company and distribute its assets to its shareholders or otherwise dispose of the assets upon agreement among its shareholders. Beginning with our financial statements for the fiscal year ended September 30, 2009, we will treat CDI Magnesium as a discontinued operation. See Note 16 – Discontinued Operations included in our notes to consolidated financial statements included in this report.

CDI Wanda. In February 2007, CDI China acquired a 51% interest in CDI Wanda in exchange for $511,458. During the third quarter of fiscal 2008, we elected to exit the alternative energy and recycling business conducted by CDI Clean Technology. In October 2008, we completed the sale of an 81% interest in CDI Clean Technology and its subsidiaries, CDI Wanda and Yantai CDI Wanda to PE Brothers Corp. in exchange for $1,240,000 promissory note.  We accounted for our 19% ownership interest in CDI Clean Technology using the cost method of accounting.  After collections on this promissory note of $240,000 in December 2008 and $75,000 in February 2010, we wrote off the balance of the promissory note in the amount of $929,086 and interest of $6,058 as uncollectible. We also wrote off $290,864 related to our 19% interest in CDI Clean Technology.

Pan Asia Magnesium. In September 2007, CDI China acquired a 51% interest in Pan Asia Magnesium in exchange for an aggregate investment of $7.4 million. We began presenting our interest in Pan Asia Magnesium as a discontinued operation beginning with our financial statements for the fiscal year ended September 30, 2009 and on December 29, 2009, when our audit committee approved the establishment of a $7.4 million reserve for a contingent loss from discontinued operations. See Note 19 – Commitments and Contingencies to our consolidated financial statements included in this report. We remain committed to our board of directors’ plan to sell our interest in Pan Asia Magnesium. Although we continue to negotiate an amicable resolution to our dispute with Pan Asia Magnesium’s non-controlling Chinese shareholders and its Chairman Mr. Zhao, we filed an Application for Arbitration with the China International Economic and Trade Arbitration Commission seeking to terminate our joint venture agreement in an effort to dissolve this company.

Yantai CDI Wanda. In January 2008, CDI Wanda acquired a 52% interest in Yantai CDI Wanda in exchange for $712,329. In connection with the discontinuance of our Clean Technology segment, we sold substantially all of our interest in CDI Wanda when we completed the sale of our 81% interest in its parent, CDI Clean Technology to PE Brothers Corp. in the third quarter of 2008 transition period as discussed above.

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

Ruiming Magnesium. On July 13, 2010, we entered into an Equity Transfer Agreement (the “Equity Transfer Agreement”) with Pine Capital and Yiwei Magnesium to acquire an 80% interest in Ruiming Magnesium effective as of July 1, 2010, in a cash-and-stock transaction for RMB 44,880,000 or about $6,451,677.  The remaining 20% interest in Ruiming Magnesium is owned by Pine Capital.  Yuwei Huang, our executive vice president – magnesium and member of our board of directors, owns or controls Pine Capital and Yiwei Magnesium.

The consideration transferred for the 80% interest in Ruiming Magnesium (the “Consideration”) is a total of approximately $6,451,677 subject to certain post closing conditions and adjustments and is comprised of (i) $2,428,864 in cash, (ii) 769,231 shares of our common stock valued at $846,154, (iii) an assignment of a portion of our interest in Excel Rise in the amount of $2,367,038, and (iv) contingent consideration of approximately $809,621 in the form of cash or our common stock.  The contingent consideration is earned upon Ruiming Magnesium achieving revenues of RMB 61.2 million (approximately $9.2 million) for the fiscal year ending September 30, 2011 with an EBITDA (earnings before interest, taxes, depreciation and amortization) target of no less than RMB 1,200 (approximately $177) per metric ton of production.  In addition to the contingent consideration, Pine Capital and Yiwei Magnesium collectively are entitled to receive a cash payment of approximately $809,621 or 622,172 shares of our common stock in the event Ruiming Magnesium achieves revenues of more than RMB 100 million (approximately $14.7 million) during its fiscal year ending September 30, 2011 with EBITDA of no less than RMB 1,200 (approximately $177) per metric ton of production during that fiscal year.  The payment of these shares as part of the contingent consideration is subject to shareholder approval. Since the conditions under which the 769,231 shares of our common stock to be issued had not occurred as of September 30, 2010, $846,154 of the purchase price was classified as additional paid in capital – shares subscribed on our consolidated statement of equity Further, since the conditions in Section 5.4 of the Equity Transfer Agreement had not occurred as of September 30, 2010, the following portions of the purchase price were accrued as follows: the 769,231 shares to be issued were classified as Additional paid in capital - shares subscribed in our consolidated statement of equity and the payment of $695,497 in cash, the assignment of a portion of our interest in Excel Rise in the amount of $2,367,038 and the contingent consideration of approximately $809,621 payable in the form of cash or our common stock were classified as Accounts and other payables-related parties on our balance sheet.

ITEM 1A.	RISK FACTORS

The risk factors in this section describe the material risks to our business, prospects, results of operations, financial condition or cash flows, and should be considered carefully. In addition, these factors constitute our cautionary statements under the Private Securities Litigation Reform Act of 1995 and could cause our actual results to differ materially from those projected in any forward-looking statements (as defined in such act) made in this Annual Report on Form 10-K. Investors should not place undue reliance on any such forward-looking statements. Any statements that are not historical facts and that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimated,” “intends,” “plans,” “believes” and “projects”) may be forward-looking and may involve estimates and uncertainties which could cause actual results to differ materially from those expressed in the forward-looking statements.

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

The metals industry is highly cyclical. The length and magnitude of industry cycles have varied over time and by product, but generally reflect changes in macroeconomic conditions, levels of industry capacity and availability of usable raw materials. The overall levels of demand for our magnesium and magnesium-based products reflect fluctuations in levels of end-user demand, which depend in large part on general macroeconomic conditions worldwide which then impact the level of production in the PRC. For example, many of the principal uses of magnesium and magnesium-related products are for the production of structural metal, steel and aluminum manufacturing, production of alloys used in aircraft and automobile parts, the manufacture of electronic equipment such as computers, cameras, and cellular phones and the use of magnesium powder in flares, flashes and pyrotechnics. The market for these products are heavily dependent on general economic conditions, including the availability of affordable energy sources, employment levels, interest rates, consumer confidence and construction demand. These cyclical shifts in our customers’ industries tend to result in significant fluctuations in demand and pricing for our products. As a result, in periods of recession, such as the one we are currently experiencing, or low economic growth, metals companies, including ours, have generally tended to under-perform compared to other industries. We generally have high fixed costs, so changes in industry demand that impact our production volume also can significantly impact our profit margins and our overall financial condition. Economic downturns in the worldwide economy or a prolonged decline in demand in our Magnesium segment has had a negative impact on our operations and a continuation or further deterioration of current economic conditions could have a negative impact on our future financial condition or results of operations.

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

Declines in the price of magnesium, and to a lesser extent a decrease in zinc prices, have had a negative impact on our operations since commencing in September 2008, and further or future declines could have a negative impact on our future financial condition or results of operations. Market conditions beyond our control determine the prices for our products, and the price for any one or more of our products may fall below our production costs, requiring us to either incur short-term losses. Furthermore, the decline in the price of zinc and zinc related products resulted in us delaying completion of construction of our planned zinc ore mining and production facility, our planned aluminum wire recycling facility and our planned zinc concentrate distribution business. Consequently, we continue to evaluate our strategic alternatives for these operations including the partial or full sale of our interest in these businesses, the launch of operations in fiscal 2011, or seeking potential joint venture partners to operate the businesses. Market prices for magnesium may decrease even further, and therefore our operating results may be significantly harmed.

If we fail to implement our expansion plans, our financial condition and results of operations could be materially and adversely affected.

An important part of our strategy is to grow our business by acquiring additional production facilities for magnesium and magnesium related products by consolidating our Magnesium segment holdings as well as acquire additional operations owned or controlled by Mr. Huang. In addition, the operation of our commodity trading business may require a significant cash investment to finance purchases of commodities we intend to sell. Although we acquired Ruiming Magnesium in July 2010 for approximately $6.5 million in cash and our stock and have financed our trading business with cash on hand, we will need additional financing to implement our expansion strategy to acquire additional magnesium production facilities and finance the operations of our commodity trading business.  We may not have access to the funding required for these plans on acceptable terms. Our expansion plans may also suffer significant delays as a result of a variety of factors, such as legal and regulatory requirements, either of which could prevent us from completing our plans as currently expected. Our expansion plans may also result in other unanticipated adverse consequences, such as the diversion of management’s attention from our existing operations. In addition, even if we can implement our strategy, expansion in the magnesium and industrial commodities market, increased sales to various industries, including the automobile industry may not materialize to the extent we expect, or at all, resulting in unutilized magnesium production capacity and unrecoverable expenses and investments in our trading business. Any failure to successfully implement our business strategy, including for any of the above reasons, could materially and adversely affect our financial condition and results of operations. We may, in addition, decide to alter or discontinue certain aspects of our business strategy at any time.

Fluctuations in the cost or availability of electricity, coke, coal and/or natural gas would lead to higher manufacturing costs, thereby reducing our margins and limiting our cash flows from operations.

Energy is one of our most significant costs in our Magnesium segment. All of our magnesium production facilities utilize coke gas as energy (our Baotou Changxin Magnesium facility upgraded its coal burning facility to primarily utilize more energy efficient coke waste gas in December, 2010). Energy prices, particularly for coal and coke gas, are volatile. While we have a fixed price supply agreement for a specified quantity of waste gas for our Golden Magnesium facility which expires in August 2027, fluctuations in price impact our manufacturing costs and contribute to earnings volatility.

During the fourth quarter of fiscal 2010 and the first quarter of fiscal 2011 the Chinese authorities mandated a significant reduction of energy usage and instituted “rolling brownouts” in an effort to meet the targets for energy consumption and emissions set by the 11th Five Year Plan (2006-2010).  This policy resulted in a one month shut down of production at our Golden Magnesium facility because our electrical supply was interrupted. In addition, we have been unable to restart production at Baotou Changxin Magnesium because our coke gas supplier temporarily ceased production due to a lack of demand for coke. These shut downs will reduce our production at Golden Magnesium and Baotou Changxin Magnesium, reducing our net sales and potentially impacting our ability to deliver products to our customers in the first quarter of fiscal 2011. We believe that the current energy restrictions will be eliminated with the implementation of the PRC’s 12th Five Year Plan (2011-2015) on January 1, 2011, although there are no assurances that additional energy use restrictions may be imposed in the future. Any continuation of these restrictions will adversely impact our results of operations in future periods.  We are also unable to predict at this time whether additional energy policies will be adopted by the Chinese government that could adversely impact our operations in future periods.

In the event of further interruptions in the supply of electricity or coke gas to our magnesium facilities, production at our manufacturing facilities would have to be shut down. In addition, we do not maintain sources of secondary power at our facilities, and therefore any prolonged interruptions in the supply of energy to our facilities could result in lengthy production shutdowns, increased costs associated with restarting production and waste of production in progress.

If we were to lose order volumes from any of our major customers, our sales could decline significantly and our cash flows may be reduced.

In fiscal 2010, our five largest customers (exclusive of related parties) in our Magnesium segment were responsible for approximately 53% of our total revenues in this segment and approximately 24% of our total consolidated revenues. These customers purchase products from us on a spot or short term contract basis and may choose not to continue to purchase our products. A loss of order volumes from any major customer, including a related party, or a significant reduction in their purchase orders could negatively affect our financial condition and results of operations by lowering sales volumes, increasing costs and lowering profitability.

We have a dispute with the noncontrolling shareholders of Pan Asia Magnesium that resulted in our establishment of a reserve for loss and the possibility of litigation and adverse outcomes in such litigation could have a material adverse effect on our financial condition.

As described later in this report, we have a dispute with the noncontrolling shareholders of Pan Asia Magnesium and its Chairman of the Board of Directors, Haixin Zhao that resulted in our establishment of a $7.4 million reserve for loss in the 2009 transition period and our filing of an Application for Arbitration with the China International Economic and Trade Arbitration Commission seeking to terminate our joint venture agreement in an effort to dissolve this company.  We withdrew the application for the arbitration on December 21, 2010 in conjunction with our discussions with a third party to sell our 51% ownership in Pan Asia Magnesium.  See Item 3 – Legal Proceedings.  Although we are engaged in discussions to sell our interest in Pan Asia Magnesium to a third party, the potential litigation ensuing from this dispute may be both time consuming and expensive.

We evaluated this claim to assess the likelihood of an unfavorable outcome and to estimate, if possible, the amount of potential loss. Based on this assessment and estimate, we established a reserve of $7.4 million in the 2009 transition period and disclosed the relevant claim, as appropriate in our financial statements. This assessment and estimate is based on the information available to management as of the date of this report and involves a significant amount of management judgment. As a result, the actual outcome or loss may differ materially from those envisioned by our current assessment and estimate. Our failure to successfully prosecute or settle this claim could have a material adverse effect on our financial condition, revenue and profitability and could cause the market value of our common stock to decline.

The value of the equity securities we accept as compensation is subject to adjustment which could result in losses to us in future periods.

In our Consulting segment, historically we have accepted equity securities of our clients as compensation for services. These securities are reflected on our balance sheet as “investment in marketable securities available for sale”. At the end of each period, we evaluate the carrying value of the marketable securities for a decrease in value. We evaluate the company underlying these marketable securities to determine whether a decline in fair value below the amortized cost basis is other than temporary. If the decline in fair value is judged to be “other- than- temporary”, the cost basis of the individual security is shall be written down to fair value as a new cost basis and the amount of the write-down is charged to earnings. At September 30, 2010 we recognized an “other-than-temporary” impairment of $1.3 million and realized gain on sale of marketable securities of $2.1 and at September 30, 2009 a realized loss on other-than-temporary impairment of $7.5 million related to these marketable securities. In the future, should we identify additional impairments, this would adversely affect our operating results for the corresponding periods in that we would be required to reduce the carrying value of these investments. In addition, if we are unable to liquidate these securities, we will be required to write off the investments which would adversely affect our financial position.

Our management may be unable to effectively integrate our acquisitions and to manage our growth and we may be unable to fully realize any anticipated benefits of these acquisitions.

We are subject to various risks associated with our growth strategy, including the risk that we will be unable to identify and recruit suitable acquisition candidates in the future or to integrate and manage the acquired companies we have acquired. We face particular challenges in that our acquisition strategy is based on companies located in and operating within the PRC. Acquired companies’ histories, the geographical location, business models and business cultures will be different from ours in many respects. Furthermore, we recently completed the evaluation of Ufida NC, an enterprise-wide financial software system that we initially plan to roll out beginning in our second quarter of fiscal  2011 to enhance our management and reporting capabilities and standardize the process and access to financial reports in a timely manner in our magnesium segment. Even if we are successful in implementing the Ufida NC software and identifying and closing acquisitions of companies, our directors and executive management will face significant challenges in their efforts to integrate the business of our current subsidiaries and the acquired companies or assets and to effectively manage our continued growth. Each of our acquisitions, including any future acquisitions, will be subject to a number of challenges, including:

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

In July 2010, we used $1.7 million in cash, plus stock and other assets of $4.8 million to acquire an 80% interest in Ruiming Magnesium. We need to raise additional capital to carry out our plans to acquire additional production facilities for magnesium and magnesium related products by consolidating our Magnesium segment holdings as well as acquire additional operations owned or controlled by Mr. Huang. Also, we may need to raise additional working capital to fund our commodity trading business. Our future capital requirements depend on a number of factors, including our operations, the financial condition of an acquisition target and its need for capital, our ability to finance our purchases of commodities with financial instruments provided by buyers, grow revenues from other sources, and our ability to manage the growth of our business and our ability to control our expenses. Also, if we raise additional capital through the issuance of debt, this will result in increased interest expense. If we raise additional capital through the issuance of equity or convertible debt securities, the percentage ownership of our company held by existing shareholders will be reduced and those shareholders may experience significant dilution. As we will generally not be required to obtain the consent of our shareholders before entering into acquisition transactions, shareholders are dependent upon the judgment of our management in determining the number of, and characteristics of, stock issued as consideration in an acquisition. In addition, new securities may contain certain rights, preferences or privileges that are senior to those of our common stock. We cannot assure you that we will be able to raise the working capital as needed in the future on terms acceptable to us, if at all, as the current capital markets have been adversely affected by the severe liquidity crisis. If we do not raise capital as needed, we will be unable to operate our business or fully implement our acquisition expansion strategy.

We are dependent on certain key personnel and the loss of these key personnel could have a material adverse effect on our business, financial condition and results of operations.

Our success is, to a certain extent, attributable to the management, sales and marketing, and operational expertise of key personnel of our subsidiaries in the PRC who perform key functions in the operation of our business as well as our U.S. based management team. We do not exercise any substantive day to day supervision over the activities of key members of our the PRC based management team which includes Yuwei Huang, Jingdong Chen, and Chen Chi. The loss of one or more of these key employees or our chief executive officer, Dr. Wang could have a material adverse effect upon our business, financial condition and results of operations.

We have had difficulty establishing adequate management, legal and financial controls in the PRC.

PRC companies have in some cases, been resistant to the adoption of Western styles of management and financial reporting concepts and practices, which include sufficient corporate governance, cash management and other internal controls and, computer, financial and other control systems. In addition, we have had difficulty with compliance by our management at our subsidiaries and in hiring and retaining a sufficient number of qualified employees to work in the PRC. See “Part II — Item 9A — Controls and Procedures.” As a result of these factors, we have experienced difficulties with our subsidiaries in establishing management, legal and financial controls, collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet western standards. In addition, we may experience these difficulties with any of our subsidiaries and our future acquisitions. Therefore, we may, in turn, experience continued difficulties in implementing and maintaining adequate internal controls. Any such deficiencies, weaknesses or lack of compliance could have a material adverse effect on our business, financial condition and results of operations and may result in additional restatements of our financial statements in future periods.

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results. As a result, current and potential shareholders could lose confidence in our financial reporting, which would harm our business and the trading price of our stock.

Our management has determined that as of September 30, 2010, we did not maintain effective internal controls over financial reporting based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework as a result of identified material weaknesses in our internal control over financial reporting related to (i) a lack of an integrated financial accounting system; (ii) a lack of internal control over financial reporting related to our consolidated financial results; and (iii) a lack of qualified accounting personnel who have sufficient knowledge in dealing with the complex U.S. GAAP accounting and financial issues in our cross border operations. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. For a detailed description of these material weaknesses and our remediation efforts and plans, see “Part II — Item 9A — Controls and Procedures.” If the result of our remediation of the identified material weaknesses is not successful, or if additional material weaknesses are identified in our internal control over financial reporting, our management will be unable to report favorably as to the effectiveness of our internal control over financial reporting and/or our disclosure controls and procedures, and we could be required to further implement expensive and time-consuming remedial measures and potentially lose investor confidence in the accuracy and completeness of our financial reports which could have an adverse effect on our stock price and potentially subject us to litigation.

Certain agreements to which we are a party and which are material to our operations lack various legal protections which are customarily contained in similar contracts prepared in the United States.

Our subsidiaries include companies organized under the laws of the PRC and all of their business and operations are conducted in the PRC. We are a party to certain contracts related to our operations in the PRC. While these contracts contain the basic business terms of the agreements between the parties, these contracts do not contain certain clauses which are customarily contained in similar contracts prepared in the U.S., such as representations and warranties of the parties, confidentiality and non-compete clauses, provisions outlining events of defaults, and termination and jurisdictional clauses. Because our contracts in the PRC omit these customary clauses, notwithstanding the differences in PRC Chinese and U.S. laws, we may not have the same legal protections as we would if the contracts contained these additional clauses. Contractual and other disputes which may arise from this lack of legal protection and our dispute with the minority shareholders of Pan Asia Magnesium and collection efforts to recover uncollected amounts could divert management’s time from the operation of our business, require us to expend funds attempting to settle disputes, limit the time our management would otherwise devote to the operation of our business, and, on a collective basis, have a material adverse effect on our business, financial condition and results of operations.

Intercompany loans may be subject to PRC regulations.

We currently have several inter-company loans between our PRC subsidiaries and PRC based client companies totaling $7.0 million and we may continue to enter into inter-company and client based financing arrangements to meet our internal capital needs and those of our client companies. PRC laws generally do not permit companies that do not possess a financial service business license to extend loans directly to other companies, including affiliates, without proceeding through a financial agency. The enforcement of these restrictions remains unpredictable, and government authorities may declare these loans void, require the forfeiture of any interest paid and levy fines or other penalties upon the parties involved, among other remedies.

From time to time we engage in related party transactions. There are no assurances that these transactions are fair to our company.

From time to time our subsidiaries enter into transactions with related parties which include purchases from or sales to a related party, advancing related parties significant sums as prepayments for future goods or services and working capital and the payment of fees for consulting services, among other transactions. In December 2009 we adopted a related person transaction policy which will require the pre-approval of the board of directors pre-approval or ratification of transactions between us or one or more of our subsidiaries and any related person involving an amount in excess of $120,000. Consistent with this policy, the independent members of our Board of Directors approved our purchase of an 80% interest in Ruiming Magnesium from entities owned or controlled by Yuwei Huang, our Executive Vice President – Magnesium and a director of our company. Notwithstanding this policy, we cannot assure you that in every instance the terms of the transactions with related parties are on terms as fair as we might receive from or extend to third parties.

Yuwei Huang, our Executive Vice President – Magnesium, an officer of several of our magnesium subsidiaries and a director of our company and his daughter Lifei Huang is also an owner and executive officer of several companies which directly compete with our magnesium business.

Mr. Yuwei Huang who serves as our Executive Vice President – Magnesium, an executive officer of several of our Magnesium segment subsidiaries and a director of our company and his daughter Lifei Huang who is the General Manager of International Magnesium Trading are also the principal owners and executive officers the Chairman of a competitor of ours, YiWei Magnesium. YiWei Magnesium, a minority owner of two of our Magnesium segment subsidiaries, owns interests in several other magnesium factories, a magnesium alloy factory and a magnesium powder desulphurization reagent factory, all located in the PRC. In addition, we have recently signed a non-binding letter of intent to acquire certain facilities owned by YiWei Magnesium. Due to Mr. Huang and Ms. Huang’s interest in our competitors and Mr. Huang’s management position as an officer and director of our company, there are certain inherent conflicts of interest and there can be no assurances that our business and operations will not be adversely impacted as a result of these conflicts.

Our business will suffer if we lose our land use rights.

There is no private ownership of land in the PRC and all land ownership is held by the government of the PRC, its agencies, and collectives. In the case of land used for business purposes, land use rights can be obtained from the government for a period up to 50 years, and are typically renewable. Land use rights can be granted upon approval by the land administrative authorities of the PRC (State Land Administration Bureau) upon payment of the required land granting fee, the entry into a land use agreement with a competent governmental authority and certain other ministerial procedures. We have entered into agreements to acquire land use rights for some of our occupied properties and other agreements to use the land and the buildings which house our magnesium operations from parties that we reasonably believe have proper land use rights. We cannot give, however, any assurance that our land use rights will be renewed or that the parties we have entered into agreements with will maintain their land use rights. In addition, we may not have followed all procedures required to obtain the land use certificate for the land use rights we agreed to purchase or paid all required fees. If the Chinese administrative authorities determine that we have not fully complied with all procedures and requirements needed to hold a land use certificate for any property which we occupy, we may be forced by the Chinese administrative authorities to retroactively comply with such procedures and requirements, which may be burdensome and require us to make payments, or such Chinese administrative authorities may invalidate or revoke our land use certificate entirely. If the land use right certificates needed for our operations are determined by the government of the PRC to be invalid or if they are not renewed, or if we are unable to renew the lease for our facilities when they expire, we may lose production facilities or employee accommodations that would be difficult or even impossible to replace. Should we have to relocate, our workforce may be unable or unwilling to work in the new location and our business operations will be disrupted during the relocation. The relocation or loss of facilities could cause us to lose sales and/or increase its costs of production, which would negatively impact our financial results.

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

We have historically accepted securities as payment for our services and will likely continue to do so in the future, but only to the extent that it does not cause us to become classified as an investment company under the Investment Company Act 1940. To the extent that we are required to reduce the amount of securities we accept as payment for our consulting services to avoid becoming an investment company, our future revenues from our business consulting services may substantially decline if our clients cannot pay our fees in cash. A reduction in the amount of our consulting fees will materially adversely effect our financial condition and results of operations in future periods. Any future change in our fee structure for our consulting services could also severely limit our ability to attract business consulting clients in the future.

The acquisition of new businesses is costly and such acquisitions may not enhance our financial condition.

A significant element of our growth strategy is to acquire controlling interests in companies that operate in the PRC and that offer services, products, technologies, industry specializations or geographic coverage that extend or complement our existing business. The process to undertake a potential acquisition is time-consuming and costly. We expect to expend significant resources to undertake business, financial and legal due diligence on our potential acquisition targets and there is no guarantee that we will acquire the company after completing due diligence. The process of identifying and consummating an acquisition could result in the use of substantial amounts of cash and exposure to undisclosed or potential liabilities of acquired companies. In addition, even if we are successful in acquiring additional companies, there are no assurances that the operations of these businesses will enhance our future financial condition. To the extent that a business we acquire does not meet the performance criteria used to establish a purchase price, some or all of the goodwill related to that acquisition or a write down of assets acquired could be charged against our future earnings, if any.

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

We cannot predict what effect the interpretation of existing or new Chinese laws or regulations may have on our business. If the relevant authorities find us to be in violation of Chinese laws or regulations, they would have broad discretion in dealing with such a violation, including, without limitation: levying fines; revoking our business and other licenses; requiring that we restructure our ownership or operations; and requiring that we discontinue any portion or all of our business. The PRC does not have a well-developed, consolidated body of laws governing foreign investment enterprises. As a result, the administration of laws and regulations by government agencies may be subject to considerable discretion and variation, and may be subject to influence by external forces unrelated to the legal merits of a particular matter. the PRC’s regulations and policies with respect to foreign investments are evolving. Definitive regulations and policies with respect to such matters as the permissible percentage of foreign investment and permissible rates of equity returns have not yet been published. Statements regarding these evolving policies have been conflicting and any such policies, as administered, are likely to be subject to broad interpretation and discretion and to be modified, perhaps on a case-by-case basis. The uncertainties regarding such regulations and policies present risks which may affect our ability to achieve our stated business objectives. Also, if we are unable to enforce any legal rights we may have under our agreements or otherwise with the shareholder of Pan Asia Magnesium or the shareholders of our other subsidiaries, our ability to control their operations could be limited. Any significant limitation on our ability to control the operations of our subsidiaries could result in a loss of our investment which could have a material adverse effect on our business, financial condition and results of operations.

We are subject to environmental and safety regulations, which may increase our compliance costs and reduce our overall profitability.

We are subject to the requirements of environmental and occupational safety and health laws and regulations in the PRC. In addition, there are governmental initiatives under consideration in an effort to, among other things, moderate the environmental impact of magnesium production. These initiatives include, but are not limited to national standards for environmental quality and discharge of pollutants in the PRC, see “Item 1. Business – Government Regulation – Environment” and potential forced shutdown of inefficient or small producers with capacity of less than 15,000 tons annually. We may incur substantial costs or liabilities in connection with these requirements that could reduce our overall profitability. The capital requirements and other expenditures that may be necessary to comply with environmental requirements could increase and become a significant expense linked to the conduct of our business.

Substantially all of our assets and operations are located in the PRC and are subject to changes resulting from the political and economic policies of the Chinese government.

Our business operations could be restricted by the political environment in the PRC. The PRC has operated as a socialist state since 1949 and is controlled by the Communist Party of the PRC. In recent years, however, the government has introduced reforms aimed at creating a socialist market economy and policies have been implemented to allow business enterprises greater autonomy in their operations. Changes in the political leadership of the PRC may have a significant effect on laws and policies related to the current economic reform programs, other policies affecting business and the general political, economic and social environment in the PRC, including the introduction of measures to moderate the environmental impact of manufacturing businesses, control inflation, changes in the rate or method of taxation, the imposition of additional restrictions on currency conversion and remittances abroad, and foreign investment. Moreover, economic reforms and growth in the PRC have been more successful in certain provinces than in others, and the continuation or increases of such disparities could affect the political or social stability of the PRC.

Although we believe that the economic reform and the macroeconomic measures adopted by the Chinese government have had a positive effect on the economic development of the PRC, the future direction of these economic reforms is uncertain and the uncertainty may decrease the attractiveness of our company as an investment, which may in turn result in a decline in the trading price of our common stock.

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

Although the majority of productive assets in the PRC are owned by the Chinese government, in the past several years the government has implemented economic reform measures that emphasize decentralization and encourages private economic activity. In keeping with these economic reform policies, the PRC has been openly promoting business development in order to bring more business into the PRC. Because these economic reform measures may be inconsistent or ineffective, there are no assurances that:

•	the Chinese government will continue its pursuit of economic reform policies;
•	the economic policies, even if pursued, will be successful;
•	economic policies will not be significantly altered from time to time; or
•	business operations in the PRC will not become subject to the risk of nationalization.

We cannot assure you that we will be able to capitalize on these economic reforms, assuming the reforms continue. Because our business model is dependent upon the continued economic reform and growth in the PRC, any change in Chinese government policy could materially adversely affect our ability to continue to implement our business model. The PRC’s economy has experienced significant growth in the past decade, but such growth has been uneven across geographic and economic sectors and has recently been slowing. Even if the Chinese government continues its policies of economic reform, there are no assurances that economic growth in that country will continue or that we will be able to take advantage of these opportunities in a fashion that will provide financial benefit to us.

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

We face risks related to natural disasters and health epidemics in China, which could have a material adverse effect on our business and results of operations.

Our business could be materially adversely affected by natural disasters or the outbreak of health epidemics in China. For example, in May 2008, Sichuan Province suffered a strong earthquake measuring approximately 8.0 on the Richter scale that caused widespread damage and casualties. In addition, in the last decade, the PRC has suffered health epidemics related to the outbreak of avian influenza and severe acute respiratory syndrome, or SARS. In April 2009, an outbreak of the H1N1 virus, also commonly referred to as “swine flu,” occurred in Mexico and has spread to other countries. Cases of swine flu have been reported in Hong Kong and mainland China. The Chinese government, and certain regional governments within the PRC, have enacted regulations to address the H1N1 virus, which may have an effect on our business. If the outbreak of swine flu were to become widespread in China or increase in severity, it could have an adverse effect on economic activity in China, and could require the temporary closure of our production facilities or offices. Such events could severely disrupt our business operations and harm our results of operations. Any future natural disasters or health epidemics in the PRC could also have a material adverse effect on our business and results of operations.

New labor laws in the PRC may adversely affect our results of operations.

On June 29, 2007, the PRC government promulgated a new labor law, namely the Labor Contract Law of the PRC, or the New Labor Contract Law, which became effective on January 1, 2008. The New Labor Contract Law imposes greater liabilities on employers and significantly affects the cost of an employer’s decision to reduce its workforce. Further, it requires certain terminations be based upon seniority and not merit. In the event we decide to significantly change or decrease our workforce, the New Labor Contract Law could adversely affect our ability to enact such changes in a manner that is most advantageous to our business or in a timely and cost-effective manner, thus materially adversely affecting our financial condition and results of operations.

Restrictions on currency exchange may limit our ability to receive and use our revenues effectively. We may not have ready access to cash on deposit in banks in the PRC.

Because a substantial portion of our revenues are in the form of Renminbi (RMB), the main currency used in the PRC, any future restrictions on currency exchanges may limit our ability to use revenue generated in RMB to fund any future business activities outside the PRC or to make dividend or other payments in U.S. Dollars. Although the Chinese government introduced regulations in 1996 to allow greater convertibility of the RMB for current account transactions, significant restrictions still remain, including primarily the restriction that foreign-invested enterprises may only buy, sell or remit foreign currencies, after providing valid commercial documents, at those banks authorized to conduct foreign exchange business. In addition, conversion of RMB for capital account items, including direct investment and loans, is subject to government approval in the PRC, and companies are required to open and maintain separate foreign exchange accounts for capital account items. At September 30, 2010 our PRC subsidiaries had approximately $9.7 million on deposit in banks in the PRC, which represented approximately 67% of our cash. We cannot be certain that we could have ready access to that cash should we wish to transfer it to bank accounts outside the PRC nor can we be certain that the Chinese regulatory authorities will not impose more stringent restrictions on the convertibility of the RMB, especially with respect to foreign exchange transactions.

Fluctuations in the value of the RMB may have a material adverse effect on your investment.

The change in value of the RMB against the U.S. dollar and other currencies is affected by, among other things, changes in the PRC’s political and economic conditions. On July 21, 2005, the PRC government changed its decade-old policy of pegging the value of the RMB to the U.S. dollar. Under the current policy, the RMB is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. This change in policy has resulted in an approximately 21% appreciation of the RMB against the U.S. dollar between July 21, 2005 and March 31, 2010. Recently, the People’s Bank of China has decided to proceed further with reform of the RMB exchange regime and to enhance the RMB exchange rate flexibility. There remains significant international pressure on the PRC government to adopt a more flexible currency policy, which could result in a further and more significant adjustment of the RMB against the U.S. dollar.

Any significant revaluation of the RMB may have a material adverse effect on the value of, and any dividends payable on, our stock in foreign currency terms. More specifically, if we decide to convert our RMB into U.S. dollars for the purpose of making payments for dividends on our common stock or for other business purposes, appreciation of the U.S. dollar against the RMB would have a negative effect on the U.S. dollar amount available to us. To the extent that we need to convert U.S. dollars into RMB for our operations, appreciation of the RMB against the U.S. dollar would have an adverse effect on the RMB amount we would receive from the conversion. Consequently, appreciation or depreciation in the value of the RMB relative to the U.S. dollar could materially adversely affect our financial results reported in U.S. dollar terms without giving effect to any underlying change in our business or results of operations.

Risks Related to Our Common Stock

Delisting of our securities from trading by NASDAQ could adversely affect the market liquidity of our common stock, our ability to obtain financing for the continuation of our operations and harm our business.

In order for us to maintain the listing of our shares of common stock on the Nasdaq Capital Market, our shares must maintain a minimum bid price of $1.00 as set forth in NASDAQ Marketplace Rule 5550(a)(2). If the bid price of our shares trade below $1.00 for 30 consecutive trading days, then the bid price of our shares must trade at $1.00 or more for 10 consecutive trading days during a 180-day grace period to regain compliance with the rule. On December 21, 2010 our shares closed at $1.20 per share. If our shares were to be delisted from trading on the Nasdaq Capital Market, then our shares would be traded on the over-the-counter market. Delisting would adversely affect the market liquidity of our common stock, our ability to obtain financing for the continuation of our operations and harm our business.

The market price for shares of our common stock has been and may continue to be highly volatile and subject to wide fluctuations.

The market price for shares of our common stock has experienced significant price and volume fluctuations in the last few years. Some specific factors that may have a significant effect on the future market price of our shares of common stock include:

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

In addition, the stock market in general, and the Nasdaq and the market for companies with  PRC based operations in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the affected companies. These broad market and industry factors may materially harm the market price of our common stock, regardless of our operating performance. In the past, following periods of volatility in the market price of a company’s securities, securities class-action litigation has often been instituted against that company. Such litigation, if instituted against us, could result in substantial costs and a diversion of management’s attention and resources, which could have a material adverse effect on our business, financial condition and results of operations.

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

Golden Magnesium owns and operates a magnesium facility capable of producing 12,000 metric tons of pure magnesium per year located on approximately 1,068,135 square feet of land located in Yueyan, of Gu County, in the Shanxi Province, China The land use rights expire in May 2057.

Baotou Changxin Magnesium owns and operates a magnesium facility capable of producing 24,000 metric tons of pure magnesium per year located on approximately 406,000 square feet of land located in the Shiguai district of Baotou city, in Inner Mongolia. Baotou Changxin Magnesium occupies this land pursuant to an asset acquisition agreement entered into with Baotou Sanhe Magnesium Co., Ltd. to acquire the land use rights for this property, among other assets. The land use rights expire in May 2045.

Lang Chemical owns the rights to use a storage facility consisting of a 105,000 cubic foot storage tank area and a 21,800 square foot warehouse located in the Beixin Fine Chemical Industrial Park, Qidong, Jiangsu Province of the PRC pursuant to a land use agreement which expires on April 21, 2055. Lang Chemical purchased the rights to use this land where this facility is located in April 2005 at a cost of $308,900 and owns the warehouse and storage area located on this land.

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

CDI Jixiang Metal holds the zinc ore mining rights to approximately 51 acres of land located in the Yongshun Kaxi Lake Mining area, obtained in 2004 from the Ministry of Land and Resources. We are in the process of renewing the lease for these mining rights as the current lease expired in October 2009. In addition, we have a land lease agreement with a Yanjing County Government agency for approximately 96,000 square feet of land on which expires on January 12, 2016. We are obligated to pay $7,878 annual rent under this land lease agreement. As of the date of this report, mining operations have not commenced, we have not established a reserve on this property and we do not have a timetable for when we may sell these assets.

CDI Metal Recycling operates from a 14,000 square foot manufacturing and office space located at 1258 Nangang Road, Nanhui District, Shanghai, China. The term of the lease is from January 1, 2008 to December 31, 2017 for a commitment of approximately $17,000 annually.

CDI China leases an approximately 1,350 square foot office in Taiyuan, China for an annual expense of approximately $15,700 pursuant to a lease agreement that will expire in December 2011. We plan to renew our lease at this location upon its expiration.

CDI Beijing leases an approximately 1,654 square foot office space located in Beijing, China for an annual expense of approximately $20,500 pursuant to a lease that expires in March 2011.  CDI Beijing plans to relocate its offices upon expiration of the term for its lease at this location.

CDI Shanghai Management leases approximately 2,800 square feet of office space in Shanghai for an annual expense of approximately $96,176 per year. The lease expires on December 31, 2011.

Ruiming Magnesium owns and operates a magnesium facility capable of producing 10,000 metric tons of magnesium powder and 4,000 metric tons of pure magnesium ingot per year located on approximately a total of 414,308 square feet of land located in Shagou Village, Yangqu County of Taiyuan City Shanxi Province, China. Ruiming Magnesium occupies the land on which this facility is located pursuant to two land use rights agreements one of which is held by Ruiming Magnesium and one held by Shanxi Tongbao Investment Group Co., Ltd. The land use agreement held by Shanxi Tongbao Investment Group Co., Ltd. will be transferred to Ruiming Magnesium pursuant to the terms of the Equity Transfer Agreement dated July 13, 2010 entered into among CDI China, Inc., Pine Capital Enterprises, Inc., Taiyuan Yiwei Magnesium Industry Co., Ltd. and Taiyuan Ruiming Yiwei Magnesium Industry Co., Ltd. The land use rights agreement held by Ruiming Magnesium covers approximately 208,534 square feet of land and expires in February 2052.  The land use rights agreement held by Shanxi Tongbao Investment Group Co., Ltd. covers approximately 205,774 square feet of land and expires in February 2052.

ITEM 3.	LEGAL PROCEEDINGS.

On November 19, 2010, our subsidiary CDI China, Inc. filed an Application for Arbitration with the China International Economic and Trade Arbitration Commission,  Beijing Office, 6/F, CCOIC Building, No.2 Huapichang Hutong, Xicheng District, Beijing, 10035, P.R. China, Case No. (2010) CIETAC Beijing [021100], against Shanxi Jinyang Coal & Coke (Group) Co., Ltd. and Ms. Tian Runlian seeking to terminate the Joint Venture Agreement entered into among CDI China, Shanxi Jinyang Coal & Coke (Group) Co., Ltd. (“Shanxi Jinyang Coal?? and Tian Runlian (“Ms. Runlian”) to form Pan Asia Magnesium. Shanxi Jinyang Coal and Ms. Runlian are the noncontrolling shareholders of our subsidiary Pan Asia Magnesium

The application for arbitration alleges that Shanxi Jinyang Coal and Ms. Runlian breached the Joint Venture Agreement, among other things, and seeks termination of the Joint Venture Agreement, arbitration fees and legal fees from Shanxi Jinyang Coal and Ms. Runlian. If the arbitration panel rules in our favor, termination of the Joint Venture Agreement would result in the dissolution of Pan Asia Magnesium in addition to the other remedies sought in that proceeding.

On December 21, 2010 we withdrew the application for the arbitration in conjunction with our discussions with a third party to sell our 51% ownership in Pan Asia Magnesium.  While there is no assurance we will be able to complete a sale of our interest in Pan Asia Magnesium or the amounts we may ultimately realize on a sale of our interest, if any, we may re-file our application for arbitration at any time.

Although we intend to vigorously pursue this arbitration proceeding and cannot predict its outcome, we established a $7.4 million loss reserve in December 2009. Furthermore, litigation is subject to inherent uncertainties and unfavorable rulings could occur. An unfavorable ruling could include monetary damages against us. Were an unfavorable ruling to occur, there exists the possibility of a material adverse impact on the business or results of operations for the period in which the ruling occurs or future periods. See Note 19 – Commitments and Contingencies in our audited consolidated financial statements included in this report.

Other than as described above, we believe there are currently no litigation or legal or administrative proceedings pending against us that are likely to have, individually or in the aggregate, a material adverse effect on our business or our results of operations and, to our knowledge, none of our officers, directors or principal shareholders are party to any legal proceeding in which they have an interest adverse to us.

ITEM 4.	REMOVED AND RESERVED.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock, $.0001 par value per share, has been traded on the NASDAQ Global Market under the symbol “CDS” from May 1, 2008 until January 25, 2009 and since January 26, 2009 under the symbol “CDII”. The following table sets forth the reported high and low closing prices for our common stock as reported on the Nasdaq Global Market for the last two fiscal years. These prices do not include retail mark-ups, markdowns or commissions, and may not necessarily represent actual transactions.

	High	Low
2009 Transition Period (Nine Months):
January 1, 2009 to March 31, 2009	$2.00	$0.95
April 1, 2009 to June 30, 2009	2.24	1.12
July 1, 2009 to September 30, 2009	$1.99	$1.31

Fiscal 2010 (12 Months):
October 1, 2009 to December 31, 2009	$1.56	$1.16
January 1, 2010 to March 31, 2010	1.87	1.54
April 1, 2010 to June 30, 2010	1.59	1.11
July 1, 2010 to September 30, 2010	$1.34	$0.92

As of December 20, 2010 there were approximately 12 shareholders of record of our common stock. The number of record holders does not include beneficial owners of common stock whose shares are held in the names of banks, brokers, nominees or other fiduciaries.

Transfer Agent

Our transfer agent is Computershare Trust Company, Inc. which is located at 350 Indiana Street Suite 800, Golden, CO 80401. The phone number is (303) 262-0600 and its website is www.computershare.com.

Dividends

We have never paid cash dividends on our common stock. Payment of dividends will be within the sole discretion of our Board of Directors and will depend, among other factors, upon our earnings, capital requirements and our operating and financial condition. In addition, under Florida law, we may declare and pay dividends on our capital stock either out of our surplus, as defined in the relevant Florida statutes, or if there is no such surplus, out of our net profits for the year in which the dividend is declared and/or the preceding year. If, however, the capital of our company computed in accordance with the relevant Florida statutes, has been diminished by depreciation in the value of our property, or by losses, or otherwise, to an amount less than the aggregate amount of the capital represented by the issued and outstanding stock of all classes having a preference upon the distribution of assets, we are prohibited from declaring and paying out of such net profits and dividends upon any shares of our capital stock until the deficiency in the amount of capital represented by the issued and outstanding stock of all classes having a preference upon the distribution of assets shall have been repaired. We intend to utilize profits earned by our Chinese based subsidiaries to expand our PRC based operations.

Recent Sales of Unregistered Securities

None.

ITEM 6.	SELECTED FINANCIAL DATA.

Not applicable for a smaller reporting company..

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

The following discussion and analysis of our consolidated financial condition and results of operations for the fiscal year ended September 30, 2010, the transition period ended September 30, 2009, and for the twelve months ended September 30, 2009 (unaudited), should be read in conjunction with the consolidated financial statements and other information presented in this Annual Report on Form 10-K.

Change in Fiscal Year End

Effective August 13, 2009, we changed our fiscal year end from December 31 to September 30. We have defined various periods that are covered in this report as follows:

•	“fiscal 2011” — October 1, 2010 through September 30, 2011
•	“fiscal 2010” — October 1, 2009 through September 30, 2010.
•	“twelve months ended September 30, 2009” — October 1, 2008 through September 30, 2009.
•	“2009 transition period” — the nine month period from January 1, 2009 through September 30, 2009.
•	“fiscal 2008” — January 1, 2008 through December 31, 2008.

As a result of the change in our fiscal year end, we are comparing our audited results of operations for the fiscal year ended September 30, 2010 to the unaudited twelve month period ended September 30, 2009. Our transition period for the fiscal year ended September 30, 2009 covered a period of nine months. We believe that a comparison of 12 month periods enhances a readers understanding of our results of operations.

OVERVIEW OF OUR PERFORMANCE AND OPERATIONS

Our Business

We are a U.S. company that manages a portfolio of Chinese entities. We also provide consulting services to Chinese businesses. We operate in three identifiable segments, Magnesium, Basic Materials, and Consulting, in accordance with ASC Codifications Topic 280, “Disclosure about segments of an Enterprise and Related Information”. We established our Magnesium and Basic Materials segments in 2006 which have grown through acquisitions of controlling interests in Chinese private companies. We consolidate these acquisitions as either our wholly or majority owned subsidiaries. Through this ownership control, we provide management advice as well as investment capital to expand these businesses.

Our Magnesium segment is currently our largest segment by assets and prior to the 2009 transition period was the largest segment by revenues. We manufacture and sell pure magnesium and related by-products. We also purchase and resell magnesium products manufactured by third parties. Magnesium is the lightest and strongest of the structural metals; it is one fourth the weight of steel, two fifth the weight of titanium and two thirds the weight of aluminum. Magnesium is used in a variety of markets and applications due to the physical and mechanical properties of the element and its alloys. Magnesium ingots are the feedstock for the manufacturing process of titanium and aluminum alloying. Magnesium powder and granules are used as desulphurizer that removes sulfur in the production process of steel. And, various types of magnesium alloys which are produced from the pure magnesium ingots we make are used in aircraft, automobile parts, and in electronic equipment such as computers, cameras and cellular phones.

Our Basic Materials segment engages in the sale and distribution of basic resources within Asia. In this segment we sell and distribute a variety of products including (i) industrial grade synthetic chemicals, (ii) steel products (iii) nonferrous metals, and (iv) recycled materials. Additionally, within this segment we hold the rights to mining properties which we are seeking to sell.

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

Our Performance

We experienced a gradual recovery in our revenue growth in fiscal 2010 compared to the twelve months ended September 30 2009. Revenues in fiscal 2010 totaled $112.7 million, an increase of $5.2 million compared to the twelve months ended September 30 2009, primarily as a result of an increase of $3.5 million in revenues within our Basic Materials segment and an increase of $1.6 million in revenues within our Magnesium segment. The revenue increase in our Basic Materials segment was primarily due to improved economic conditions within the Chinese domestic market resulting from China’s economic stimulus programs. The modest increase in revenues in our Magnesium segment was primarily a result of increases in ferrosilicon prices that were absorbed by the market.

During fiscal 2010, our Basic Materials segment generated revenues of $58.8 million compared to $55.4 million in the twelve months ended September 30, 2009. During fiscal 2010, our Magnesium segment produced, sold or distributed approximately 21,786 metric tons of magnesium, including 891 metric tons of magnesium powder, generating revenues of $51.1 million compared to the production, sale and distribution of approximately 19,104 metric tons and revenues of 49.6 million for the twelve months ended September 30, 2009. Also during fiscal 2010, our Consulting segment generated revenues of $2.8 million compared to $2.7 million in the twelve months ended September 30, 2009.

Our gross profit margins increased 5.2 percentage points in fiscal 2010 from 1.1% in the twelve months ended September 30, 2009 primarily as a result of an 11.4 percentage point increase in our gross profit margins within our Magnesium segment from negative 8.0% in the twelve months ended September 30, 2009. The improved margins were primarily due to our successful reduction of excess higher cost inventories and improved overall magnesium market pricing and shorter term contracts that permitted us to pass along to our customers increases in ferrosilicon prices, a key raw material used in magnesium production, and the absence of a price concession to a major customer that occurred during the 2009 transition period.

Selling, general and administrative expenses decreased $3.2 million in fiscal 2010 compared to the twelve months ended September 30, 2009, primarily as a result of a $2.7 million reduction within our Magnesium segment, and a $0.4 million decrease within our Consulting segment. This significant reduction in selling, general and administrative expenses in fiscal 2010 was primarily attributable to our efforts to reduce operating costs in response to the changing market conditions and the absence of commissions and senior management bonuses of $1.5 million within our Magnesium segment.

In fiscal 2010 we recognized a gain of $2.1 million on the sales of marketable securities we previously received from our clients as consulting fees compared to a $2.0 million loss for the twelve months ended September 30, 2009. We recognized a loss of $0.2 million on other than temporary impairment related to certain marketable securities available for sales in fiscal 2010, compared to a loss of $17.0 million recognized in twelve months ended September 30, 2009, related to certain marketable securities available for sale that had been previously reflected as unrealized losses in our accumulated other comprehensive income. We also wrote off $1.0 million in fiscal 2010 as other impairment charges to a non-performance loan we lent to the acquirer of our Wanda assets and other unsecured credit facilities to our consulting clients compared to a write-off of $1.8 million in the twelve months ended September 30, 2009, consisting of $1.1 million in a loan receivable from Dragon International, a former consulting client, and $0.7 million in a loan receivable from a former Zinc distribution partner.

Our Outlook

According to the China General Administration of Customs (GAC), China’s foreign trade in the first nine months ended September 30, 2010 totaled $2.15 trillion, a year-over-year increase of 37.9%, which brought China’s international trade close to a level seen prior to the global economic crisis that began in the latter part of 2008.

Recently China’s Central Bank announced its plan to ease its valuation of China’s currency against the U.S. dollar, which would result in a 5% increase in the sales price of U.S. dollar denominated trades. An appreciation in the valuation of the RMB may also increase oil and transportation costs in China. Effective October 20, 2010, China’s Central Bank unexpectedly raised its one-year lending rate to 5.56% from 5.31% for the first time since 2007 as China’s inflation rate accelerated at its fastest pace in the past two years to 3.6% in September 2010 according to a Bloomberg news survey. As a result, China’s gross domestic product grew by 9.6% in the fourth quarter of fiscal 2010, down from 10.3% seen in the third quarter of fiscal 2010.

During fiscal 2010 and beyond, we face a number of challenges in growing our business, which is primarily tied to the global economic recovery and the continuing integration and streamlining of our PRC based subsidiaries. At September 30, 2010 we had $30.3 million of working capital including $10.1 million in cash and cash equivalents. While this amount is believed sufficient to meet our current operating cash needs, we expect to seek additional capital to finance the strategic expansion of our magnesium production holdings and finance our cash needs in our commodity trading business.

Magnesium segment. According to the International Magnesium Association (IMA), an industry trade group, in 2010 the global magnesium production is estimated to be approximately 571,000 metric tons, an increase from the estimated 460,000 metric tons produced in 2009, with China representing 438,000 metric tons or approximately 77% of the world’s production. China’s domestic magnesium production increased an estimated 25.9% in 2010 compared to that of 2009.

Our average magnesium ingot sales price over fiscal 2010 was approximately $2,348 per metric ton which progressively improved over the course of the year culminating with an average sales price in the three month period ended September 30, 2010 of $2,460 per metric ton (Ex Works). In addition, our sales volume increased at a rate of 14% over the same period with a 30% rate of increase in each quarter of fiscal 2010. These trends reflect our belief that worldwide demand is accelerating along with gradual increases in prices. In addition, we believe that demand from the global aerospace, automotive and consumer electronics sectors will fuel additional demand for magnesium and other lightweight metals that are made with magnesium.

In anticipation of continuing increases in worldwide demand for our products we reopened Chang Magnesium in April 2010 and completed an upgrade of our Baotou Changxin Magnesium facility to utilize either more energy efficient waste gas or coal to fuel its furnaces and have increased annual production capacity to 24,000 metric tons. We intend to commence production at Baotou Changxin magnesium in the first quarter of fiscal 2011. We intend to utilize waste gas provided by nearby coke generating plants when they restart operations which we anticipate will take place during our second quarter of fiscal 2011.

Additionally, in July 2010, we acquired an 80% interest in Ruiming Magnesium in exchange for $6.5 million in cash and stock. Ruiming Magnesium is a Chinese company engaged in magnesium production and sales, with its current annual production capacity of approximately 10,000 metric tons of magnesium powder and desulflurization products and 4,000 tons of magnesium ingots.

 Based on the overall trends, an increase in our quoting activities and the indications of increased economic activity worldwide, particularly in the automobile industry, management continues to believe that magnesium demand and prices are poised for further recovery in 2011 and beyond.

Basic Materials Segment. In fiscal 2010 we witnessed a sustained economic recovery in the Chinese domestic market, driven by an increase in both domestic consumption and market prices. As a result, in fiscal 2010 total revenues from our specialty chemical sales and related gross profit margins increased 9.5 and 1 percentage points, respectively, compared to the twelve months ended September 30, 2009. Management foresees a continued improvement in both our total revenues and gross profit margins for this segment in fiscal 2011, largely due to potential revenues from sales of glacial acetic acid, a transparent liquid widely used in textile, pharmaceutical, and plastic industries under a new supply contract with Shanghai Wujing Chemicals Co. Ltd.

In addition, we anticipate an increase in sales of various types of reinforcing steel bars pursuant to a supply contracts with Beijing Tianrun Construction Co, Ltd. and Beijing Chong Construction Co, Ltd. Beijing Tianrun Construction Co, Ltd. is an integrated state-owned company located in Beijing with over $290 million in total assets.  Beijing Chong Construction Co, Ltd. is a comprehensive construction enterprise located in Beijing with over $47 million in total assets. Sales under these agreements are subject to delivery dates to be determined by parties over the term of the contracts.

In our industrial commodities business we expect to begin shipments of iron ore in the second quarter of fiscal 2011 to our customers in China through the ongoing supply agreements we entered into with suppliers in Mexico and parts of South America.

We are currently evaluating strategic alternatives for our zinc ore mine and development stage aluminum recycling business including the partial or full sale of our interest in these businesses. Presently we do not have a timetable for when or if these businesses will be sold.

Consulting Segment. We have been actively marketing our advisory services in China as the U.S. capital market continues to recover. Management expects to add new consulting clients in the upcoming fiscal year through enhanced marketing efforts in China. These efforts include cooperating with Chinese governmental agencies and forming strategic alliances with the industry and trade associations, such as the China Private Enterprises Association, to introduce the U.S. equity market and its advantages to potential high caliber clients in China.

Management believes that the demand for our advisory services from China’s small and medium sized private companies will increase in fiscal 2011 as more companies seek to access the U.S. equity market. We will particularly focus our efforts on those companies with great potential for growth and profitability, which are in need of business development expertise and capital. In addition to the potential transaction fees, we also anticipate to receive additional client fees generated from our ongoing annual service contracts. Management expects that the cash flow from such transactions and activities-based fees will be sufficient to support our advisory operations in the U.S. in fiscal 2011. Overall, Management foresees our Consulting segment to become an important revenue and earnings driver for our future growth in the years to come.

RESULTS OF OPERATIONS

Consolidated Revenues

Consolidated revenues and operating expenses by segment for fiscal 2010, the twelve months ended September 30, 2009 (unaudited) and the nine months ended September 30, 2009 (the 2009 transition period) are as follows:

	Twelve Months Ended September 30					Nine Months Ended September 30
	2010		2009			2009
			(Unaudited)
(Dollars in thousands)	Revenues	% of Revenues	Revenues	% of Revenues	% increase (decrease)	Revenues	% of Revenues
Magnesium segment	$51,145	45%	$49,559	46%	3%	$26,708	39%
Basic Materials segment	58,829	52%	55,378	51%	6%	41,112	60%
Consulting segment	2,769	3%	2,650	3%	5%	810	1%
Total Consolidated	$112,743	100%	$107,587	100%	5%	$68,630	100%

Total consolidated revenues for fiscal 2010 amounted to $112.7 million, an increase of 4.8% compared to the twelve months ended September 30, 2009, primarily as a result of increases in revenues across all of our segments, particularly within our Basic Materials and Magnesium segments.

Consolidated Operating Income and Expenses

	Twelve Months Ended September 30, 2010			Twelve Months Ended September 30, 2009			Nine Months Ended September 30, 2009
				Unaudited
(Dollars in thousands)	Amount		%	Amount	%	% increase (decrease)	Amount	%
Revenues		$112,743	100%	$107,587	100%	5%	$68,630	100%
Cost of revenues		105,560	94%	106,372	99%	(1)%	66,349	97%
Gross profit		7,183	6%	1,215	1%	491%	2,281	3%
Selling, general and administrative expenses		11,374	10%	14,609	13%	(22)%	10,939	16%
Operating (loss) income	$	(4,191)	(4)%	$(13,394)	(12)%	(69)%	$(8,658)	(13)%

Revenues for fiscal 2010 increased by $5.2 million or 4.8% compared to the twelve months ended September 30, 2009, primarily as a result of an increase in revenues in our Basic Materials segment of $3.5 million and Magnesium segment of $1.6 million.

Cost of revenues in fiscal 2010 decreased by $0.8 million or 0.8% compared to the twelve months ended September 30 2009 as a result of a decrease of $4.1 million or 7.7% within our Magnesium segment, partially offset by an increase of $3.3 million or 6.4% within our Basic Materials segment. Our gross profit for fiscal 2010 totaled $7.2 million, an increase of $6.0 million compared to the twelve months ended September 30, 2009, primarily as a result of an increase of $5.2 million in total consolidated revenues and an increase of 11.4 percentage points in gross margins within our Magnesium segment compared to the twelve months ended September 30, 2009.

Selling, general and administrative expenses decreased $3.2 million in fiscal 2010 compared to the twelve months ended September 30, 2009, primarily as a result of $2.7 million and $0.4 million reductions in operating expenses within our Magnesium and Consulting segments, respectively.

Total consolidated operating loss for fiscal 2010 amounted to $4.2 million compared to total consolidated operating loss of $13.4 million for the twelve months ended September 30, 2009 as a result of an increase in total consolidated revenues of $5.2 million, an increase in gross profit margins of $6.0 million, and a decrease in general and administrative expenses of $3.4 million, partially offset by a slight increase in selling expenses of $0.1 million.

Segment Information

A summary of our operating results, by segment, for fiscal 2010, the twelve months ended September 30, 2009, and 2009 transition period, are as follows:

Magnesium Segment
	Twelve Months Ended September 30,		Nine Months Ended September 30, 2009
	2010	2009
(Dollars in thousands)		Unaudited
Revenues	$43,789	$24,412	$15,166
Revenues - related party	7,356	25,147	11,542
Total revenues	51,145	49,559	26,708
Cost of revenues	49,391	53,523	27,099
Gross profit (loss)	1,754	(3,964)	(391)
Total operating expenses	2,651	5,351	2,882
Operating income (loss)	$(897)	$(9,315)	$(3,273)

Basic Materials Segment
	Twelve Months Ended September 30,		Nine Months Ended September 30, 2009
(Dollars in thousands)	2010	2009
		Unaudited
Total revenues	58,829	55,378	41,112
Cost of revenues	55,734	52,394	38,853
Gross profit	3,095	2,984	2,259
Total operating expenses	2,921	3,095	2,684
Operating income (loss)	$174	$(111)	$(425)

Consulting Segment
	Twelve Months Ended September 30,		Nine Months Ended September 30, 2009
(Dollars in thousands)	2010	2009
		Unaudited
Total revenues	2,769	2,650	810
Cost of revenues	435	455	397
Gross profit	2,334	2,195	413
Total operating expenses	5,802	6,163	5,372
Operating income (loss)	$(3,468)	$(3,968)	$(4,959)

Magnesium Segment Operating Results

Total Revenues. Magnesium segment revenues for fiscal 2010 totaled $51.1 million, including related party revenues, an increase of $1.6 million or 3.2% compared to the twelve months ended September 30, 2010 as a result of an approximate 2.6% increase in our average magnesium sales price due to increases in ferrosilicon prices which were absorbed by the market and sales of magnesium powder in the amount of $1.6 million.

Revenues – Related Party in fiscal 2010 totaled $7.4 million, a decrease of $17.5 million or 70.7% compared to the twelve months ended September 30, 2009. This decrease was primarily as a result of our ability to place customer orders directly with supplying entities rather than through related party entities.

Gross Profit (loss). In fiscal 2010 the gross profit for the segment increased $5.8 million or 11.4 percentage points compared to the twelve months ended September 30, 2009. In the same period gross profit margins within this segment amounted to 3.4% compared to negative 8.0% for the twelve months ended September 30, 2009. The improved margins were primarily due to our successful reduction of excess higher cost inventories and improved overall magnesium market pricing and shorter term contracts that permitted us to pass along to our customers increases in ferrosilicon prices, a key raw material used in magnesium production, and the absence of a price concession to a major customer that occurred during the 2009 transition period.

Operating Expenses. In fiscal 2010 our operating expenses totaled $2.7 million, a decrease of $2.7 million or 50.5% compared to the twelve months ended September 30, 2009, primarily as a result of a reduction in operating costs as we temporarily idled production in response to the changing market conditions and the absence of commissions and senior management bonuses of $1.5 million incurred in the prior period and reduced production activities, partially offset by higher depreciation expenses at our recently acquired Ruiming Magnesium facility.

Basic Materials segment

Revenues. In fiscal 2010, revenues in the Basic Materials segment totaled $58.8 million, an increase of $3.5 million or 6.2% compared to the twelve months ended September 30, 2009, primarily as a result of an increase in our industrial chemical sales. At the same time, revenues from our construction materials distribution division remained flat.

Gross Profit. In fiscal 2010 our gross profit within this segment contributed to a modest increase of $0.1 million or 3.7% while the gross profit margins as a percentage of total revenues remained relatively flat at 5.3% compared to the twelve months ended September 30, 2009, primarily due to an increase of $3.5 million in revenues and 1 percentage point in gross margins from our industrial chemicals sales, respectively, partially offset by a decrease of 2.1 percentage points in gross margins from our construction materials sales.

Operating Expenses. In fiscal 2010 our operating expenses within this segment totaled $2.9 million, a decrease of $0.2 million compared to the twelve months ended September 30, 2009, primarily as a result of a decrease of $0.2 million in selling and commission expenses and a decrease of $0.4 million in general and administrative expenses within our specialty chemicals and steel distribution divisions, partially offset by an increase of $0.4 million in operating costs in our international commodity trading business.

Consulting segment

Revenues. In fiscal 2010 the Consulting segment revenues totaled $2.8 million, an increase of 0.1 million or 4.5% compared to the twelve months ended September 30, 2009. Our revenues within this segment primarily consist of recurring consulting fees for our consulting and advisory services to certain publicly traded U.S. companies with their primary business operations located in the PRC, and we receive a fixed number of shares of their marketable securities or fees from those client companies, including certain one-time transaction fees for our services rendered.

Gross Profit. In fiscal 2010 our gross profit within this segment totaled $2.3 million or an increase of 6.3% compared to the twelve months ended September 30, 2009.This slight increase of $0.1 million was primarily as a result of a reduction in cost of revenues for professional fees associated with services we provided internally.

Operating Expenses. In fiscal 2010 our operating expenses within this segment totaled $5.8 million, a decrease of $0.4 million or 5.8% compared to the twelve months ended September 30, 2009. Our operating expenses within this segment include general and administrative expenses for both our U.S. headquarters and China-based operations, and executive management. The decrease of operating expenses in fiscal 2010 was primarily due to a reduction in travel-related expenses, professional fees, and stock based compensation, partially offset by an increase in payroll and payroll tax expenses.

Total Other Income (Expense)

Total other income in fiscal 2010 amounted to $0.7 million compared to total other expenses of $20.4 million in the twelve months ended September 30, 2009, primarily as a result of a recognition of $2.1 million in gains on our sales of marketable securities, partially offset by other impairment charges of $1.0 million related to our recognition of a non-performance loan we lent to a third party, an impairment write-down of $0.3 million related to our 19% ownership interest in CDI Clean Technology and $0.1 million in bank charges. Additionally, in fiscal 2010 there was an absence of $17.0 million in realized loss on other than temporary impairment related to certain marketable securities available for sale that had been previously reflected as unrealized losses in our accumulated other comprehensive income on our balance sheet, $2.0 million loss on the sales of marketable securities, and $1.8 million in other impairment charges consisting of our impairment write-downs of $1.1 million to a loan receivable from Dragon International and $0.7 million to a loan receivable from a former zinc distribution partner for the twelve months ended September 30, 2009.

Income Tax (Expense) Benefit

Income tax expenses for fiscal 2010 totaled $0.06 million compared to an income tax benefit of $0.1 million for the twelve months ended September 30, 2009, primarily attributable to our China-sourced taxable income within our Basic Materials segment.

Net (Loss) Income from Continuing Operations

Net loss from continuing operations for fiscal 2010 totaled $3.6 million compared to a net loss of $33.7 million for the twelve months ended September 30, 2009. This decrease of $30.1 million was primarily due to a reduction of $16.8 million in other than temporary impairment loss on our marketable securities available for sale, a reduction of $9.2 million in operating loss, a realized gain of $2.1 million on sales of marketable securities instead a realized loss of $2.0 million on sales of marketable securities and the absence of $1.8 million in other impairment charges in the twelve months ended September 30, 2009.

Discontinued Operations

We did not incur any income or (loss) from discontinued operations for fiscal 2010 compared to a net loss of $9.5 million for the twelve months ended September 30, 2009 that was primarily due to our provisional reserve of $7.4 million on the disposal of Pan Asia Magnesium and our losses of $2.1 million from discontinued operations in that period.

Foreign Currency Translation Gain, Net of Income Tax

Net gain or loss resulting from foreign currency translations is included in the computation of our Other Comprehensive Income (OCI). The functional currency of our subsidiaries operating in the PRC is the RMB. The financial statements of our subsidiaries are translated into U.S. dollars using the current exchange rate at the end of each reporting period for assets and liabilities, and the average rate for revenues, costs, and expenses.

As a result of these translations, we reported a foreign currency translation gain of $1.3 million for fiscal 2010 as compared to a translation loss $2.2 million for the twelve months ended September 30, 3009. This non-cash gain had the effect of increasing our reported total comprehensive income. This item is discussed in further detail in Note 5 – Comprehensive Income in our notes to consolidated financial statements included in this report.

Unrealized Gain/(Loss) on Marketable Securities Available for Sale, Net of Income Tax

Unrealized loss on marketable securities available for sale net of income taxes for fiscal 2010 totaled $0.9 million compared to unrealized gain of $7.9 million for the twelve months ended September 30, 2009 primarily due to the absence of a one-time gain due to a $9.9 million adjustment resulting from our reclassification of accumulative other comprehensive loss from fiscal 2008 as a realized other than temporary impairment, partially offset by an increase of unrealized loss of $2.0 million in fiscal 2010 due to changes in fair value of our marketable securities received from clients in our Consulting segment.

We make valuations of the carrying amount of our marketable securities available for sale on a quarterly basis pursuant to ASC 320 “Investments – Debt and Equity Securities.” We record an unrealized gain/(loss) for the fair market valuation (FMV) of such securities in the equity section of our balance sheet as Other comprehensive income (OCI). We make an analysis on an annual basis to determine if and when such unrealized (loss) has become other than temporarily impaired, and reclassify it as a realized (loss) into our current period’s net income/(loss). This determination is based on a number of factors, including but not limited to (i) the percentage of the decline, (ii) the severity of the decline in relation to the enterprise/market conditions, and (iii) the duration of the decline.

Total Comprehensive (Loss)

Total comprehensive loss for fiscal 2010 totaled $3.2 million compared to total comprehensive loss of $37.5 million for the twelve months ended September 30 2009, primarily as a result of a decrease of $39.6 million in our net loss, a foreign currency translation gain of $1.3 million instead of a loss of $2.2 million from the comparable period of 2009, and a decrease of $1.0 million in unrealized loss for changes in the fair value of our marketable securities available for sale, partially offset by the absence of $9.9 million as a adjustment to reclassify accumulative other comprehensive loss into earnings from prior periods during the twelve months ended September 30, 2009.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate amounts of cash to meet its needs for cash. At September 30, 2010 our working capital totaled $30.3 million compared to $31.0 million at September 30, 2009.

Our cash balance at September 30, 2010 totaled $10.1 million, a decrease of $2.7 million compared to September 30, 2009. During fiscal 2010 we received net proceeds of $5.0 million from the sales of our common stock, partially offset by our investments in capital expenditures of $1.7 million reflecting the cash portion of the Ruiming Magnesium purchase price, and plant, property and equipment of $1.7 million in the same period.

We acquired an 80% interest in Ruiming Magnesium in July 2010 for a total purchase price of $6.5 million payable $3.2 million in cash subject to certain post closing conditions, $0.8 million in shares of our common stock, and the remainder by way of an assignment of a portion of our equity interest in Excel Rise. In addition to the purchase price, Pine Capital and Yiwei Magnesium collectively are entitled to receive a cash payment of approximately $0.8 million or 622,172 shares of our common stock, subject to shareholder approval, in the event Ruiming Magnesium achieves gross revenues of more than RMB 100 million (approximately $14.7 million) during its fiscal year ending September 30, 2011 with EBITDA of no less than RMB 1,200 per metric ton of goods produced during that fiscal year.

During fiscal 2011, we plan to use our magnesium holdings as a basis to raise capital and expand our magnesium holdings by acquiring additional operations owned or controlled by Yuwei Huang as contemplated in a non-binding letter of intent we have entered into with Mr. Huang during our 2009 transition period.  While we do not anticipate any difficulties in raising the additional capital as needed we do not presently have any firm commitment from any third parties and it is possible that we may not be able to raise the capital upon terms acceptable to us.  In that event, we would be forced to postpone certain of our expansion plans until the capital markets are more readily accessible.

The continued implementation of our expansion plans, which includes acquiring additional production facilities for magnesium and magnesium related products and the operation of our commodity trading business, will in all likelihood require additional capital.

We have a registration statement on Form S-3 which as declared effective on August 1, 2008 which permits us to sell, on a delayed or continuous basis, shares of our common stock or other securities along with certain selling shareholders at an offering price not to exceed $70,000,000 at any time pursuant to a registration statement that we filed pursuant to Rule 415 under the Securities Act of 1933. This registration statement is effective until September 30, 2011. The amount of our common stock which we or the selling shareholders are permitted to sell pursuant to the registration statement is limited to no more than one third of the aggregate market value, during the period of 12 calendar months prior to the sale, of the voting and non-voting common equity held by non-affiliates of our company. Subject to this limitation, as of September 30, 2010 we have a balance of $56,707,373 which we are permitted to sell after completion of the following offerings covered by this registration statement:

•
As of September 30, 2009 we sold 5,893,702 shares of our common stock for an aggregate of $10,171,004 and common stock purchase warrants to purchase an additional 1,351,352 shares of our common stock at $2.31 per share for an aggregate amount of $3,121,623; and

•
As of September 30, 2010, we sold 3,191,000 shares of our common stock and received gross proceeds in the amount of $5,171,004 with net proceeds to us of $5,026,749 after payment of commissions and fees of $144,255 under an October 14, 2009 Continuous Offering Program Agreement with Rodman & Renshaw, LLC.

The following table provides certain selected balance sheets comparisons between September 30, 2010 and September 30, 2009:

(Dollars in Thousands)	September 30, 2010	September30, 2009	Increase /(Decrease)
Cash	$10,111	$12,851	$(2,740)
Marketable securities	2,221	4,984	(2,763)
Accounts receivable, net	15,173	8,196	6,977
Accounts receivable – related party	7,680	9,272	(1,592)
Inventories, net	6,373	5,807	566
Prepaid expenses and other assets	8,615	5,092	3,523
Total current assets	55,377	47,150	8,227
Property and equipment, net	37,512	31,332	6,180
Total assets	95,862	80,516	15,346

Accounts payable and accrued expenses	11,251	7,709	3,542
Accounts and other payable - related party	3,973	451	3,522
Advances from customers	2,797	2,007	790
Other payables	1,074	3,072	(1,998)
Notes payable – short terms	5,614	1,521	4,093
Total current liabilities	$25,667	$16,191	$9,476

We maintain cash and cash equivalents in the United States and China. At September 30, 2010 and September 30, 2009, bank deposits by geographic area (reclassified to reflect discontinued operations), was as follows:

Country	September 30, 2010		September 30, 2009
United States	$4,851,329	48%	$8,625,782	67%
China	5,259,489	52%	4,225,528	33%
Total cash and cash equivalents	$10,110,818	100%	$12,851,310	100%

As of September 30, 2010, a substantial portion of our cash balance, 52%, was in the form of RMB held in bank accounts at financial institutions located in the PRC as compared to September 30, 2009, due to our current magnesium expansion plan in China. Cash held in banks in the PRC is not insured. The value of cash on deposit in China of $5.3 million at September 30, 2010 has been converted based on the exchange rate as of September 30, 2010. In 1996, the Chinese government introduced regulations, which relaxed restrictions on the conversion of the RMB; however restrictions still remain, including but not limited to restrictions on foreign invested entities. Foreign invested entities may only buy, sell or remit foreign currencies after providing valid commercial documents at only those banks authorized to conduct foreign exchanges. Furthermore, the conversion of RMB for capital account items, including direct investments and loans, is subject to PRC government approval. Chinese entities are required to establish and maintain separate foreign exchange accounts for capital account items. We cannot be certain Chinese regulatory authorities will not impose more stringent restrictions on the convertibility and outflow of RMB, especially with respect to foreign exchange transactions. Accordingly, cash on deposit in banks in the PRC is not readily deployable by us for purposes outside of China.

Current assets as of September 30, 2010 totaled $56.0 million, an increase of 18.8% compared to September 30, 2009. Current liabilities as of September 30, 2010 totaled $25.7 million, reflecting an increase of 58.5% from our September 30, 2009 balance.

A summary of total assets by segment and discontinued operations at September 30, 2010 and at September 30, 2009 is as follows:

(Dollars in thousands)	September 30, 2010	September 30, 2009
Magnesium segment	$62,415	$44,858
Basic Materials segment	22,988	17,095
Consulting segment	10,212	18,315
Discontinued Operations	247	247
Total	$95,862	$80,515

The following table provides detail of selected balance sheet items by segment as of September 30, 2010:

(Dollars in thousands)	Magnesium	Basic Materials	Consulting	Consolidated
Accounts receivable	$6,832	$8,180	$224	$15,236
Accounts and other receivable – related party	6,232	1,448	-	7,680
Inventories, net	4,088	2,285	-	6,373
Prepaid expenses and other current assets	6,206	734	1,612	8,552
Total current assets	26,317	19,709	9,963	55,989

Accounts payable and accrued expenses	7,397	3,576	278	11,251
Loans payable – short term	-	5,614	-	5,614
Accounts and other payable – related party	3,974	-	-	3,974
Advances from customers and deferred revenues	1,242	1,486	69	2,797
Other payables	40	1,020	14	1,074
Total current liabilities	$13,175	$12,120	$372	$25,667

Our accounts receivable net of allowances for doubtful accounts as of September 30, 2010 totaled $15.2 million, an increase of $7.0 million compared to September 30, 2009, primarily as a result of an increase of $5.4 million in accounts receivable net of allowance for doubtful accounts, $0.6 million in notes receivable within our Magnesium segment due to the inclusion of three new additional operating entities, namely IMTC, IMG, and Ruiming Magnesium into our fiscal 2010 consolidated statement of financial position with sales occurred in the later part of the fiscal period, and an increase of $0.9 million in notes receivable within our Basic Materials segment related to the sale of products, as compared to the shorter 2009 transition period. We extended credit terms to our credit worthy customers in order to stay competitive in the marketplace. Our Magnesium and Basic Materials segments generally offer payment terms to its customers of 90 days. Our Consulting segment generally receives full payment in advance for consulting services to be provided, upon entering into a consulting agreement.

Inventories as of September 30, 2010 totaled $6.4 million, an increase of $0.6 million compared to September 30, 2009, primarily as a result of a modest increase in our magnesium inventories due to increased production to meet customer demand within our Magnesium segment.

Prepaid expenses and other current assets consist of prepayments to vendors for inventory, other receivables, loans receivable, VAT tax refunds, and security deposits. Prepaid expenses and other current assets as of September 30, 2010 totaled $8.6 million, an increase of $3.5 million compared to September 30, 2009, primarily due to an increase of $3.9 million in prepayments to suppliers of raw materials within our Magnesium segment, partially offset by a decrease of $0.4 million as a write-down to loans receivable due from a former client within our Consulting segment.

Accounts payable and accrued expenses represent payables associated with the general operations within each segment, including accrued payrolls. As of September 30, 2010, accounts payable and accrued expenses totaled $11.3 million, an increase of $3.5 million compared to September 30, 2009, primarily as a result of an increase of $1.9 million and $1.6 million within our Magnesium and Basic Materials segments, respectively, due to an increase in both revenues and accounts receivable, and the inclusion of IMTC and Ruiming Magnesium, our new magnesium divisions into our fiscal 2010 consolidated statement of financial position.

Accounts and other payable – related party represent payables owed to the related parties for transactions occurred in the ordinary course of business or other financial events. As of September 30, 2010, accounts and other payable – related party totaled $4.0 million, an increase of $3.5 million compared to September 30, 2009, primarily as a result of an increase of $3.9 million in other payable – related party reflecting the deferred portion of the purchase price for our acquisition of an 80% interest in Ruiming Magnesium, partially offset by a decrease of $0.4 million in other payable – related party within our Basic Materials segment.

Advances from customers and deferred revenues represent prepayments for products or services, which have not yet been shipped or provided. As of September 30, 2010, advances from customers and deferred revenues totaled $2.7 million and $0.1 million, respectively, an increase of $0.8 million compared to September 30, 2009, primarily as a result of an increase of $1.0 million in advances from customers within our Basic Materials segment, partially offset by a decrease of $0.2 million in deferred revenues for services rendered within our Consulting segment.

Consolidated Statement of Cash Flows

In fiscal 2010, our net decrease in cash totaled $2.7 million, which was comprised of $11.9 million used in operating activities, partially offset by $5.0 million provided by financing activities, $2.7 million provided by investing activities and the effect of prevailing exchange rate provided on our cash position of $1.4 million.

In the 2009 transition period, our net decrease in cash totaled $1.4 million, which was comprised of $6.9 million used in operating activities, $0.1 million provided by investing activities, $4.0 million provided by financing activities, and the effect of prevailing exchange rates provided on our cash position of $1.4 million, offset by $0.1 million in cash from discontinued operations.

Cash Used in Operating Activities

Net cash used in operating activities during fiscal 2010 totaled $11.9 million, which primarily consisted of our net loss of $3.6 million, an increase in accounts receivable of $6.1 million, an increase of prepaid expenses and other assets of $3.5 million, and a decrease of other payables of $2.9 million, as well as reconciling non cash transactions of fair value of securities received for services of $2.3 million and a realized net gain on sales of marketable securities of $1.9 million. Such cash outflow activities were partially offset by an increase of accounts payable and accrued expenses of $3.1 million, and a decrease of accounts receivable and other assets-related party of $2.0 million, as well as reconciling non cash transactions of depreciation and amortization of $2.6 million and stock based compensation of $1.1 million.

Net cash used in operating activities during the 2009 transition period totaled $6.9 million. The continuing activities were mainly comprised of our net (loss) of $30.2 million, a decrease in our prepaid expenses and other assets – related party of $3.5 million, a decrease in accounts payable related party of $7.5 million, and reconciling non cash transactions comprised of the followings: (i) $8.6 millions in our provisional impairment reserve, estimated disposal costs, and operating loss from discontinued operations, (iii) $1.4 million in depreciation expense, (iii) stock based compensation expenses of $1.7 million, and (iv) $11.4 million in realized losses from sales and of other than temporary impairment on our marketable securities available for sale.

Cash (Used in) Provided by Investing Activities

Net cash provided by investing activities during fiscal 2010 totaled $2.7 million, primarily as a result of $5.9 million in proceeds from our sales of marketable securities available for sale, partially offset by $1.5 million we paid in cash for our acquisition of an 80% interest in Ruiming Magnesium, and $1.8 million of our capital expenditures in property, plant, and equipment.

Net cash provided by investing activities during the 2009 transition period totaled $0.1 million.  The continuing activities were primarily comprised of $2.1 million of capital expenditures in property, plant and equipment, offset by cash provided from the sale of marketable securities available for sale of $1.6 million and a repayment of loan – related party of $0.6 million.

Cash Provided by Financing Activities

    Net cash provided by financial activities during fiscal 2010 totaled $5.0 million, primarily as a result of $5.3 million in net proceeds from our sales of stock and warrant exercises and an increase in short-term loans payable of $4.1 million primarily as a result of a loan due to Beijing Mingshang Investment Guarantees Co. Ltd. for our operating cash needs at CDI Beijing within our Basic Materials segment. The cash inflows were partially offset by an increase in restricted cash of $5.1 million. Approximately $4.5 million of the restricted cash is principally comprised of the cash proceeds of the $4.5 million loan from Beijing Mingshang Investment Guarantee Co., Ltd. personally guaranteed by Mr. Chen which he used as collateral for personal purposes.

Net cash provided by financing activities during the 2009 transition period totaled $4.2 million including $0.2 million used by discontinued operations. The continuing activities were mainly comprised of gross proceeds of $5 million from the sale of Common Stock, capital contribution from minority interest owners of $1.0 million, proceeds from exercise of stock options and warrants of $0.1 million, and proceeds from loans payable of $0.6 million. These were partially offset by cash payments for stock split/forward and stock repurchase of $1.7 million, payment of loans payable of $0.2 million, and $0.2 million in offering expenses related to share placements.

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

In 2008, holders of our Series A Preferred Stock converted 11,944 shares out of the 12,950 shares of the Series A Preferred Stock. As of September 30 2010 only 1,006.25 shares of Series A Preferred remained outstanding. In fiscal 2010 we paid dividends of $100,558, of which $20,125 in cash, with the rest in the form of our common shares, at an average of $1.28 per share.

Noncontrolling Interest

At September 30, 2010, our consolidated balance sheet reflects a total noncontrolling interest of approximately $20.0 million, of which $16.7 million related to our Magnesium segment and $3.3 relates to our Basic Materials segment. The following table provides information regarding the noncontrolling interest by segment:

Segment	September 30, 2010	September 30, 2009
Magnesium segment	$16,741,614	$15,175,179
Basic Materials segment	3,258,934	3,074,019
Consulting segment	-	-
Total	$20,000,548	$18,249,198

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

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results when ultimately realized could differ from those estimates. Significant estimates in the fiscal 2010 and the 2009 transition period include the allowance for doubtful accounts of accounts receivable, stock-based compensation, and the useful life of property, plant and equipment.

Fair Value of Financial Instruments

We follow ASC 820, “Fair Value Measurements and Disclosures,” as amended by Financial Accounting Standards Board (FASB) Financial Staff Position (FSP) No. 157-2, on the effective date of the FASB Statement. Those provisions relate to our financial assets and liabilities carried at fair value and our fair value disclosures related to financial assets and liabilities. ASC 820 defines fair value, expands related disclosure requirements and specifies a hierarchy of valuation techniques based on the nature of the inputs used to develop the fair value measures. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. There are three levels of inputs to fair value measurements - Level 1, meaning the use of quoted prices for identical instruments in active markets; Level 2, meaning the use of quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active or are directly or indirectly observable; and Level 3, meaning the use of unobservable inputs. Observable market data should be used when available.

Most, but not all, of our financial instruments are carried at fair value, including, all of our cash equivalents, investments classified as available for sale securities and assets held for sale and are carried at fair value, with unrealized gains and losses, net of tax. Virtually all of our valuation measurements are Level 1 measurements.

Marketable Securities

We make valuations of the carrying amount of our Marketable Securities Available for Sale quarterly pursuant to ASC 320, “Investments – Debt and Equity Securities”. We record an unrealized gain/(loss) for the fair market valuation (FMV) of such securities in the equity section of our balance sheet as Other Comprehensive income (OCI). We make an analysis at the least on an annual basis to determine if and when such unrealized (loss) has become other than temporarily impaired, and reclassify it as a realized (loss) into our current period’s net income/(loss). This determination is based on a number of factors, including but not limited to (i) the percentage of the decline, (ii) the severity of the decline in relation to the enterprise/market conditions, and (iii) the duration of the decline. It’s further discussed in Note 2 of our financial statements included in this report.

In January 2009, the FASB issued FSP EITF 99-20-1 (ASC 325-40) to amend the impairment guidance in EITF Issue No. 99-20 in order to achieve more consistent determination of whether an other-than-temporary impairment has occurred. This FSP amended EITF 99-20 to more closely align the other-than-temporary impairment guidance therein to the guidance in ASC 320, 10-35-31. Retrospective application to a prior interim or annual period is prohibited.

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

Comprehensive income

We follow ASC 205, “Presentation of Financial Statements,” and ASC 220, “Reporting Comprehensive Income,” to recognize the elements of comprehensive income. Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive income for fiscal 2010 and the twelve months ended September 30, 2009 included net income, foreign currency translation adjustments, unrealized gains or losses on marketable securities available for sale, net of income taxes, and unrealized gains or losses on marketable securities available for sale-related party, net of income taxes.

Impairment of long-lived assets

In accordance with ASC 360-10, “Impairment or Disposal of Long-Lived Assets”, we periodically review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. We recognize an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the differences between the discounted future cash flow or estimated fair value and the book value of the underlying asset. We did not record any impairment charges during the year ended September 30, 2010 and the 2009 transition period ended September 30, 2009, respectively.

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

Acquisitions

We account for acquisitions using the purchase method of accounting in accordance with the provisions of ASC Topic 805, “Business Combinations.”  The acquisition method of accounting for acquired businesses requires, among other things, that most assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date.  Also, transaction costs are expensed as incurred. Any excess of the purchase price over the assigned values of the net assets acquired is recorded as goodwill.

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

Accounting for decreases in ownership of a subsidiary - In January 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2010-02, Accounting and Reporting for Decreases in Ownership of a Subsidiary,” which clarifies the scope of the guidance for the decrease in ownership of a subsidiary in ASC 810, “Consolidations,” and expands the disclosures required for the deconsolidation of a subsidiary or de-recognition of a group of assets. This guidance was effective on January 1, 2010.   We have adopted this guidance and it did not have an effect on the accompanying consolidated financial statements. Accounting for distributions to shareholders - In January 2010, the FASB issued ASU 2010-01, “Accounting for Distributions to Shareholders with Components of Stock and Cash,” which clarifies that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in earnings per share prospectively and is not a stock dividend for purposes of applying ASC 505, “Equity,” and ASC 260, “Earnings Per Share.” This guidance is effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. The application of the requirements of this guidance had no effect on the accompanying consolidated financial statements.

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

Cautionary Note Regarding Forward-Looking Information and Factors That May Affect Future Results

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This Annual Report on Form 10-K and other written and oral statements that we make from time to time contain such forward-looking statements that set out anticipated results based on management’s plans and assumptions regarding future events or performance. We have tried, wherever possible, to identify such statements by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will” and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results of current and anticipated sales efforts, expenses, the outcome of contingencies, such as legal proceedings, and financial results. A list of factors that could cause our actual results of operations and financial condition to differ materially is set forth below, and these factors are discussed in greater detail under Item 1A – “Risk Factors” in this report:

•	Continued global economic weakness is expected to reduce demand for our products in each of our segments.
•	Fluctuations in the pricing and availability of magnesium and in levels of customer demand.
•	Changes in the prices of magnesium and magnesium-related products.
•	Our ability to implement our expansion plans for growing our business through increased magnesium production capacity and acquisitions and development of our commodity trading business.
•	Fluctuations in the cost or availability of coke gas and coal.
•	Loss of orders from any of our major customers.
•	The value of the equity securities we accept as compensation is subject to adjustment which could result in losses to us in future periods.
•	Our ability to effectively integrate our acquisitions and to manage our growth and our inability to fully realize any anticipated benefits of acquired business.
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

•	The impact of a loss of our land use rights.
•	Our ability to comply with the United States Foreign Corrupt Practices Act which could subject us to penalties and other adverse consequences.
•	Limits under the Investment Company Act of 1940 on the value of securities we can accept as payment for our business consulting services.
•	Our acquisition efforts in future periods may be dilutive to our then current shareholders.
•	The risks and hazards inherent in the mining industry on the operations of our basic materials segment.
•	Our inability to enforce our rights due to policies regarding the regulation of foreign investments in the PRC.
•	The impact of environmental and safety regulations, which may increase our compliance costs and reduce our overall profitability.
•	The effect of changes resulting from the political and economic policies of the Chinese government on our assets and operations located in the PRC.
•	The impact of Chinese economic reform policies.
•	The influence of the Chinese government over the manner in which our Chinese subsidiaries must conduct our business activities.
•	The impact on future inflation in the PRC on economic activity in the PRC.
•	The impact of any natural disasters and health epidemics in China.
•	The impact of labor laws in the PRC may adversely affect our results of operations.
•	The limitation on our ability to receive and use our revenues effectively as a result of restrictions on currency exchange in the PRC.
•	Fluctuations in the value of the RMB may have a material adverse effect on your investment.
•
Delisting of our securities from trading by NASDAQ could adversely affect the market liquidity of our common stock, our ability to obtain financing for the continuation of our operations and harm our business.

•	The market price for shares of our common stock has been and may continue to be highly volatile and subject to wide fluctuations.

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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to a smaller reporting company.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our financial statements are contained in pages F-1 through F-36, which appear at the end of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, or CEO, and our Chief Financial Officer, CFO, to allow timely decisions regarding required disclosure. Management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2010. Our evaluation included business activities which were part of our company for the entire fiscal 2010 period and excluded Ruiming Magnesium which was acquired in July 2010 and represented approximately 1.5% and 6.7% of our consolidated revenues and total assets, respectively. Based on that evaluation and as described below under “Management’s Report on Internal Control Over Financial Reporting,” we have identified certain material weaknesses in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f)). These weaknesses are described in more detail in the next section. Solely as a result of these material weaknesses in our internal control over financial reporting, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were not effective as of September 30, 2010.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that, due to the material weaknesses described below, our internal control over financial reporting was not effective as of September 30, 2010.

The specific material weaknesses identified by our management were as follows:

•	a lack of an integrated financial accounting system,
•	a lack of internal control over financial reporting related to our consolidated financial results, and
•	a lack of qualified accounting personnel who have sufficient knowledge in dealing with the complex U.S. GAAP accounting and financial issues in our cross border operations.

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

Remediation of Material Weakness in Internal Control Over Financial Reporting

We believe the following actions we have taken and are taking will be sufficient to remediate the material weaknesses described above:

•
We recently completed the evaluation of Ufida NC, an enterprise-wide financial software system that we initially plan to roll out beginning in the second quarter of fiscal 2011 to enhance our management and reporting capabilities and standardize the process and access to financial reports in a timely manner in our magnesium segment;

•	We conducted an internal audit of a selected group of China-based subsidiaries during the third quarter of fiscal 2010 to evaluate the effectiveness of our internal control over financial reporting;
•
In September 2010 we conducted training in China covering corporate accounting and internal control to improve our staff’s understanding of U.S. GAAP and awareness of internal control procedures, in order to augment our quality standard over financial reporting including the effectiveness of our internal control over financial reporting; and

•	We will continue to conduct ongoing reviews of our internal control over financial reporting.

Management believes the actions described above will remediate the material weaknesses we have identified and strengthen our internal control over financial reporting. We expect the material weakness will be remediated by the end of fiscal 2011. As we work towards improvement of our internal control over financial reporting and implement remediation measures identified above, we may supplement or modify these remediation measures described above.

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

Changes in Internal Control

There were no changes in our internal control over financial reporting identified in connection with the evaluation of our controls performed during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this item will be contained in our Proxy Statement in relation to the 2010 Annual Meeting of Shareholders to be held on April 22, 2011 (the “Proxy Statement”) and is incorporated herein by this reference or in included in Part I under “Executive Officers of the Company.”

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by this item will be contained in our Proxy Statement and is incorporated herein by this reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this item will be contained in our Proxy Statement and is incorporated herein by this reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this item will be contained in our Proxy Statement and is incorporated herein by this reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this item will be contained in our Proxy Statement and is incorporated herein by this reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	1.	Financial Statements

The consolidated financial statements and Report of Independent Registered Public Accounting Firm are listed in the “Index to Financial Statements and Schedules” on page F - 1 and included on pages F - 2 through F - 36.

	2.
Financial Statement Schedules

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission (the “Commission”) are either not required under the related instructions, are not applicable (and therefore have been omitted), or the required disclosures are contained in the financial statements included herein.

	3.	Exhibits (including those incorporated by reference).

Exhibit No.		Description of Exhibit
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
Consulting Agreement dated January 23, 2009 between China Direct, Inc. and Marc Siegel (incorporated herein by reference to Exhibit 10.1 as part of the Company’s Current Report on Form 8-K filed with the Commission on January 26, 2009 (Commission File No. 001-33694)).

10.39	+
Separation and Severance Agreement dated January 23, 2009 between China Direct, Inc. and Marc Siegel (incorporated herein by reference to Exhibit 10.2 as part of the Company’s Current Report on Form 8-K filed with the Commission on January 26, 2009 (Commission File No. 001-33694)).

10.40
Stock Purchase Agreement dated January 23, 2009 between China Direct, Inc. and Marc Siegel (incorporated herein by reference to Exhibit 10.3 as part of the Company’s Current Report on Form 8-K filed with the Commission on January 26, 2009 (Commission File No. 001-33694)).

10.41
Lock-Up Agreement dated January 23, 2009 between China Direct, Inc. and Marc Siegel (incorporated herein by reference to Exhibit 10.4 as part of the Company’s Current Report on Form 8-K filed with the Commission on January 26, 2009 (Commission File No. 001-33694)).

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

10.53	*
Amendment dated October 28, 2010 to Equity Transfer Agreement dated July 13, 2010 entered into among CDI China, Inc., Pine Capital Enterprises, Inc., Taiyuan Yiwei Magnesium Industry Co., Ltd. and Taiyuan Ruiming Yiwei Magnesium  Industry Co., Ltd.

14.1
Code of Business Conduct and Ethics (incorporated herein by reference to Exhibit 14.1 as part of the Company’s Annual Report on Form 10-K for year ended December 31, 2007 filed with the Commission on March 31, 2008 (Commission File No. 001-33694)).

21.1	*	Subsidiaries of the registrant.
23.1	*	Consent of Sherb & Co., LLP.
31.1	*	Section 302 Certificate of Chief Executive Officer.
31.2	*	Section 302 Certificate of Principal Financial and Accounting Officer.
32.1	*	Section 906 Certificate of Chief Executive Officer and Principal Financial and Accounting Officer.

+	Management contract or compensatory plan or arrangement.
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA DIRECT INDUSTRIES, INC.

Date: December 22, 2010	By:	/s/ Yuejian (James) Wang
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

Signature	Title	Date

/S/ Yuejian (James) Wang	Chief Executive Officer, President and Chairman (Principal Executive Officer)	December 22, 2010
Yuejian (James) Wang

/S/ Andrew X. Wang	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	December 22, 2010
Andrew X. Wang

/S/ Yuwei Huang	Executive Vice President - Magnesium, Director	December 22, 2010
Yuwei Huang

/S/ David Barnes	Director	December 22, 2010
David Barnes

/S/ Sheldon Steiner	Director	December 22, 2010
Sheldon Steiner

/S/ Philip Y. Shen
Philip Y. Shen, Ph.D	Director	December 22, 2010

/S/ Adam Wasserman
Adam Wasserman	Director	December 22, 2010

CHINA DIRECT INDUSTRIES, INC. AND SUBSIDIARIES
FINANCIAL STATEMENTS
FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 2010 AND 2009
INDEX TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

SHERB & CO., LLP	1900 NW Corporate Blvd., Suite East 210 Boca Raton, FL 33431 Tel: 561.886.4200 Fax: 561.886.3330 Offices in New York and Florida
Certified Public Accountants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
China Direct Industries, Inc.

We have audited the accompanying consolidated balance sheets of China Direct Industries, Inc (the “Company”) as of September 30, 2010 and 2009 and the related consolidated statements of operations and comprehensive income, stockholders' equity and cash flows for the year ended September 30, 2010 and for the nine months ended September 30, 2009. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China Direct Industries, Inc. as of September 30, 2010 and 2009 and the results of its operations and cash flows for the year ended September 30, 2010 and the nine months ended September 30, 2009, in conformity with accounting principles generally accepted in the United States of America.

/s/ Sherb & Co., LLP
Certified Public Accountants

Boca Raton, Florida
December 23, 2010

CHINA DIRECT INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of September 30, 2010 and September 30, 2009

	2010	2009
ASSETS
Current Assets:
Cash and cash equivalents	$10,110,818	$12,851,310
Investment in marketable securities available for sale	2,221,290	4,984,351
Investment in marketable securities available for sale-related parties	672,735	604,686
Investment in subsidiaries -- cost method	-	290,864
Accounts receivable, net of allowance of $214,701 and $745,786, respectively	15,235,983	8,195,916
Accounts, loans, and other receivables and prepaid expenses- related parties	7,680,222	9,272,240
Inventories, net	6,372,925	5,806,722
Prepaid expenses and other current assets, net	8,552,369	5,092,205
Current assets of discontinued operations	51,345	51,345
Restricted cash, current (See Note 2)	5,091,023	-
Total current assets	55,988,710	47,149,639
Restricted cash	-	722,324
Property, plant and equipment, net	37,512,261	31,331,992
Prepaid expenses and other assets	194,541	1,836
Property use rights, net	1,970,585	1,113,902
Long-lived assets of discontinued operations	196,078	196,078
Total assets	$95,862,175	$80,515,770

LIABILITIES AND EQUITY
Current Liabilities:
Loans payable-short term	$5,613,532	$1,521,002
Accounts payable and accrued expenses	11,250,879	7,708,730
Accounts and other payables-related parties	3,973,704	451,345
Advances from customers and deferred revenue	2,797,315	2,007,137
Other payables	1,073,926	3,072,238
Taxes payable	877,840	1,130,907
Current liabilities of discontinued operations	80,000	300,000
Total liabilities	25,667,196	16,191,358

Equity:
Preferred Stock: $.0001 par value, stated value $1,000 per share	1,006,250	1,006,250
Common Stock: $.0001 par value; 31,657,244 and 27,189,719 outstanding, respectively	3,166	2,719
Additional paid-in capital	65,032,845	57,492,755
Accumulated other comprehensive income	1,795,387	1,902,221
Accumulated deficit	(17,643,217)	(14,328,732)
Total China Direct Industries, Inc. stockholders' equity	50,194,431	46,075,213
Noncontrolling interests	20,000,548	18,249,198
Total equity	70,194,979	64,324,411
Total liabilities and equity	$95,862,175	$80,515,770

The accompanying notes are an integral part of these audited financial statements.

CHINA DIRECT INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the fiscal year ended 2010 and the 2009 transition period

	2010	2009

Revenues	$105,386,688	$57,088,400
Revenues-related parties	7,356,529	11,541,914
Total revenues	112,743,217	68,630,314
Cost of revenues	105,560,695	66,349,604
Gross profit	7,182,522	2,280,710

Operating expenses:
Selling, general, and administrative	11,374,137	10,938,867
Operating loss	(4,191,615)	(8,658,157)
Other income (expense):
Other income (expense):	(20,986)	(119,313)
Interest income	43,546	283,288
Other impairment charges	(1,282,546)	(1,753,744)
Realized gain (loss) on sale of marketable securities	2,140,781	(1,909,056)
Realized loss on other than temporary impairment	(205,342)	(9,466,329)
Total other income (expense)	675,453	(12,965,154)
Loss from continuing operations before income taxes	(3,516,162)	(21,623,311)
Income tax (expense) benefit	(56,674)	21,165
Loss from continuing operations, net of income taxes	(3,572,836)	(21,602,146)
Loss from discontinued operations	-	(1,194,767)
Provisional reserve on discontinued operations	-	(7,362,039)
Net loss	$(3,572,836)	$(30,158,952)
Net loss attributable to noncontrolling interests-continuing operations	358,911	585,436
Net loss attributable to noncontrolling interests-discontinued operations	-	1,714,521
Net loss attributable to China Direct Industries, Inc.	$(3,213,925)	$(27,858,995)

Deduct dividends on Series A Preferred Stock:
Preferred stock dividend	(100,558)	(80,925)
Net loss attributable to common stockholders	$(3,314,483)	$(27,939,920)

Basic and diluted loss per common share
Basic	$(0.11)	$(1.13)
Diluted	$(0.11)	$(1.13)
Basic weighted average common shares outstanding	29,574,749	24,802,730
Diluted weighted average common shares outstanding	29,574,749	24,802,730

The accompanying notes are an integral part of these audited financial statements.

CHINA DIRECT INDUSTRIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EQUITY
As of September 30, 2010
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Par Amount	Additional Paid-in Capital	Deferred Compensation	Accumulated Comprehensive Income	Accumulated Deficit	Total
Balance, December 31, 2008	1,006	$1,006,250	23,530,642	$2,353	$51,701,293	$(11,000)	$(8,317,488)	$13,643,874	$58,025,282
Dividends paid to preferred stockholders	-	-	44,018	4	80,925	-	-	(80,925)	4
Public offering			2,702,702	270	4,809,729	-		-	4,809,999
Stock option amortization	-	-	-	-	(159,508)	-	-	-	(159,508)
Restricted stock award - employees	-	-	578,829	34	1,518,063	-	-	-	1,518,097
Restricted stock sward - consultants	-	-	169,371	41	204,758	-	-	-	204,799
Restricted stock award - Board of Directors	-	-	76,250	8	176,172	-	-	-	176,180
Stock option exercised	-	-	1,068,348	107	9,895	-	-	-	10,002
Stock warrants exercised	-	-	60,000	6	68,394	-	-	-	68,400
Individual loan exchanged to stocks	-	-	459,559.00	46	732,885	-	-	-	732,931
Sale (buyback) of stock shares	-	-	(1,500,000)	(150)	(1,649,850)	-	-	-	(1,650,000)
Deferred compensation	-	-	-	-	-	11,000	-	-	11,000
Other comprehensive income, net of tax	-	-	-	-	-	-	-	(32,685)	(32,685)
Comprehensive income	-	-	-	-	-	-	175,436	-	175,436
Reclassification of unrealized loss from marketable securities	-	-	-	-	-	-	9,860,445	-	9,860,445
Foreign currency translation	-	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	183,828	(27,858,996)	(27,675,168)
Balance, September 30, 2009	1,006	$1,006,250	$27,189,719	$2,719	$57,492,756	$-	$1,902,221	$(14,328,732)	$46,075,214
Dividends paid to preferred stockholders	-	-	62,698	6	80,427	-	-	(100,558)	(20,125)
Public offering	-	-	3,191,000	319	5,026,120	-	-	-	5,026,439
Restricted stock award - employees	-	-	664,901	66	920,294	-	-	-	920,360
Restricted stock sward - consultants	-	-	183,454	18	225,045	-	-	-	225,063
Restricted stock award - Board of Directors	-	-	105,472	11	127,384	-	-	-	127,395
Stock option amortized	-	-	-	-	18,292	-	-	-	18,292
Stock warrants exercised	-	-	260,000	26	296,374	-	-	-	296,400
Foreign currency translation gain	-	-	-	-	-	-	824,451	(2)	824,449
Unrealized loss on marketable securities available for sale	-	-	-	-	-	-	(931,285)	-	(931,285)
APIC shares subscribed	-	-	-	-	846,154	-		-	846,154
Net loss	-	-	-	-	-	-	-	(3,213,926	(3,213,926
Balance, September 30, 2010	1,006	$1,006,250	$31,657,244	$3,166	$65,032,845	$-	$1,795,387	$(17,6643,217)	$50,194,431

The accompanying notes are an integral part of these audited financial statements.

CHINA DIRECT INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the fiscal year ended 2010 and the 2009 transition period

	2010	2009
OPERATING ACTIVITIES:
Net loss	$(3,572,836)	$(30,158,952)
Less: loss from discontinued operations	-	8,556,806
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,633,182	1,361,824
Allowance for bad debt	(531,085)	245,786
Stock based compensation	1,066,047	1,694,277
Realized (gain) loss on investments in marketable securities	(1,935,439)	11,375,385

Investment impairment	1,282,546	-
Fair value of marketable securities received for services and interest	(2,346,560)	(784,371)
Fair value of marketable securities paid for services	225,063	204,799
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(3,456,807)	3,476,953
Accounts receivable and other assets-related parties	1,963,499	1,115,980
Inventories	(184,785)	481,656
Accounts receivable	(6,082044)	776,261
Accounts payable and accrued expenses	3,081,874	26,846
Accounts and other payable - related parties	(1,080,826)	(7,465,012)
Advances from customers	(83,244)	-
Other payables	(2,873,877)	2,241,016
CASH USED IN OPERATING ACTIVITIES	(11,895,292)	(6,850,746)

INVESTING ACTIVITIES
Increase in notes and loans receivable	-	594,296
Proceeds from the sale of marketable securities available for sale	5,925,476	1,574,559
Purchases of property, plant and equipment	(1,788,505)	(2,088,679)
Cash portion paid to acquire Ruiming Magnesium	(1,455,461)	-
Net cash provided by investing activities - continuing operations	2,681,510	80,176
CASH PROVIDED BY INVESTING ACTIVITES	2,681,510	80,176

FINANCING ACTIVITIES
Decrease in restricted cash	722,324	123,873
Increase in restricted cash, current	(5,091,023)
Increase in loans payable	4,092,531	401,249
Payable-related party	-	(579,110)
Net proceeds from sale of stocks and exercise of warrants/options	5,322,839	4,888,402
Cash payment for stock split/forward and stock repurchase	-	(1,650,000)
Cash dividend payment to preferred stock holders	(20,125)	-
Capital contribution from minority interest owners	-	988,465
Cash provided by financing activities - continuing operations	5,026,546	4,172,879
Cash (used in) provided by financing activities - discontinued operations	-	(153,704)
CASH PROVIDED BY FINANCING ACTIVITIES	5,026,546	4,019,175

EFFECT OF EXCHANGE RATE ON CASH	1,446,743	1,448,817
Net decrease in cash	(2,740,492)	(1,302,578)
Cash and equivalents, beginning of year-continuing operations	12,851,310	14,000,185
Cash and equivalents, beginning of year-discontinued operations	-	205,049
Cash and equivalents, beginning of the year	12,851,310	14,205,234
Cash and equivalents, end of period	10,110,818	12,902,657
Cash and equivalents of discontinued operations, end of year	-	51,347
Cash and equivalents of continuing operations, end of year	$10,110,818	$12,851,310
Supplemental disclosures of cash flow information:
Dividend payment in stock to preferred stockolders	$(100,558)	$80,925

The accompanying notes are an integral part of these audited financial statements.

CHINA DIRECT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 and 2009

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Business and Organization

China Direct Industries, Inc., a Florida corporation and its subsidiaries are referred to in this report as “we”, “us”, “our”, or “China Direct Industries.”

We are a U.S. company that manages a portfolio of Chinese entities.  We also provide consulting services to both American and Chinese businesses.  We operate in three identifiable segments, as defined by the Financial Standard Board Accounting Standard Codifications (“ASC”) 280, “Segment Reporting:” Magnesium, Basic Materials and Consulting.  In 2006 we established our Magnesium and Basic Materials segments which have grown through acquisitions of controlling interests in Chinese private companies.  We consolidate these acquisitions as either wholly or majority owned subsidiaries.  Through this ownership control, we provide management, marketing, sales and business development services, strategic planning, macroeconomic industry analysis and financial management, seeking to improve the quality and performance of each portfolio company.  We also provide our subsidiaries with investment capital and loans to expand their businesses.

In our Magnesium segment, currently our largest segment by assets, and prior to the 2009 transition period, our largest segment by revenues and assets, we produce, sell and distribute pure magnesium ingots, magnesium powder and magnesium scraps.  In our Basic Materials segment, we sell and distribute a variety of products, including industrial grade synthetic chemicals, steel products, non ferrous metals, recycled materials, and industrial commodities.  This segment also includes our zinc ore mining property which has not commenced operations.  In our Consulting segment, we provide a suite of consulting services to U.S. public companies that operate primarily in China.  The consulting fees we charge vary based upon the scope of the services to be rendered.

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Change in Fiscal Year

Effective August 13, 2009, we changed our fiscal year end from December 31 to September 30. We have defined various periods that are covered in this report as follows:

•	“fiscal 2011” — October 1, 2010 through September 30, 2011
•	“fiscal 2010” — October 1, 2009 through September 30, 2010.
•	“2009 transition period” — the nine month period from January 1, 2009 through September 30, 2009.
•	“fiscal 2008” — January 1, 2008 through December 31, 2008.

On September 29, 2009 our board of directors committed to a plan to sell our 51% interest in Pan Asia Magnesium, Ltd. (“Pan Asia Magnesium”) which is presented in these consolidated financial statements as a discontinued operation.  See Note 16 – Discontinued Operations.

On October 10, 2009, CDI Magnesium's board of directors elected to dissolve the company and distribute its assets to its shareholders or otherwise dispose of the assets upon agreement among its shareholders. Beginning with our financial statements for the fiscal year ended September 30, 2009, we treated CDI Magnesium as a discontinued operation. See Note 16 – Discontinued Operations.

In the second quarter of the 2009 transition period we formed International Magnesium Group, Inc. ("IMG"), a Florida Corporation, as a wholly owned subsidiary of China Direct Industries to be used to consolidate our magnesium holdings under one corporate entity and to create an identifiable brand name to unify marketing efforts for these operations.

In July 2009 we formed CDI Trading, Inc., a wholly owned subsidiary engaged in the global purchases of industrial commodities which includes mineral ores, non-ferrous metals, scrap metals, rare metals, petrochemicals, and other related commodities for sale to our customers in China.

CHINA DIRECT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 and 2009 - Continued

Certain reclassifications have been made to prior year amounts to conform to the current year presentation and to disclose our reclassification of discontinued operations treatment of Pan Asia Magnesium and a reclassification of revenues for intercompany interest income which should have been booked as Other Payables – Related Parties.  See Note 5 – Comprehensive Income.

Summary of Significant Accounting Policies

Consolidation

The consolidated financial statements include the accounts of China Direct Industries, Inc., as well as our wholly owned and controlled majority owned subsidiaries, including those operating outside the United States, and are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).  All significant intercompany balances and transactions are eliminated in consolidation.  We account for investments in which we exercise significant influence (20%-50% ownership interest) under the equity method of accounting.  We use the cost method of accounting for investments in which we have an ownership interest of less than 20% and in which we do not exercise significant influence.  Noncontrolling interest in subsidiaries consists of the equity interest of noncontrolling investors in consolidated subsidiaries of China Direct Industries.

Noncontrolling Interests

Noncontrolling interests in our subsidiaries are recorded in accordance with the provisions of ASC 810, “Consolidation”  and are reported as a component of equity, separate from the parent company’s equity.  Purchase or sale of equity interests that do not result in a change of control are accounted for as equity transactions.  Results of operations attributable to the noncontrolling interests are included in our consolidated results of operations and, upon loss of control, the interest sold, as well as interest retained, if any, will be reported at fair value with any gain or loss recognized in earnings.

Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Significant estimates in fiscal 2010 and the 2009 transition period include the valuation of investments held for sale, the allowance for doubtful accounts receivable, the allowance for obsolete inventory, the fair value of stock-based compensation, and the useful life of property, plant and equipment.

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

Our estimate for allowance for uncollectible accounts is based on an evaluation of our outstanding accounts receivable, other receivables, and loans receivable including the aging of amounts due, the financial condition of our specific customers and clients, knowledge of our industry segment in Asia, and historical bad debt experience.  This evaluation methodology has proven to provide a reasonable estimate of bad debt expense in the past and we intend to continue to employ this approach in our analysis of collectability.  However, we are aware that given the current global economic situation, including that of China, meaningful time horizons may change.  We intend to enhance our focus on the evaluation of our customers' sustainability and adjust our estimates as may be required.

We group property plant and equipment into similar groups of assets and estimate the useful life of each group of assets; see Note 9 – Property, Plant and Equipment for further information on asset groups and estimated useful lives.

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
SEPTEMBER 30, 2010 and 2009 - Continued

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, we consider all highly liquid investments with original maturities of three months or less to be cash equivalents. The carrying values of these investments approximate their fair value.

Restricted cash, current

Restricted cash is cash not available for immediate use. Depending on when cash is expected to be used, we classify restricted cash as a current (short-term) or non-current (long-term) asset. In cases when restricted cash is expected to be used within one year after the balance sheet date, it is classified as a current asset. However, if restricted cash is not expected to be used within one year after the balance sheet date, it is classified as a non-current asset. As of September 30, 2010 our current restricted cash was $5,091,023. $4,478,882 of the total restricted cash is principally comprised of the cash proceeds of the $4,478,882 loan from Beijing Mingshang Investment Guarantee Co., Ltd. personally guaranteed by Chi Chen the General Manager of CDI Beijing which he used as collateral for personal purposes.  The removal of the restrictions on this cash and the repayment of this loan is expected to occur within the second quarter of fiscal 2011.

Concentration of Credit Risks

Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash and trade accounts receivable. We deposit our cash with high credit quality financial institutions in the United States and China.  As of September 30, 2010, we had no bank deposits in the United States that exceeded federally insured limits.  At September 30, 2010, we had deposits of $5,259,489 in banks in China.  In China, there is no equivalent federal deposit insurance as in the United States, so the amounts held in banks in China are not insured. We have not experienced any losses in such bank accounts through September 30, 2010.

At September 30, 2010 and September 30, 2009, bank deposits by geographic area were as follows:

Country	September 30, 2010		September 30, 2009
United States	$4,851,329	48%	$8,625,782	67%
China	5,259,489	52%	4,225,528	33%
Total cash and cash equivalents	$10,110,818	100%	$12,851,310	100%

In an effort to mitigate any potential risk, we periodically evaluate the credit quality of the financial institutions at which we hold deposits, both in the United States and China.

Accounts Receivable

Accounts receivable are reported at net realizable value. We have established an allowance for uncollectible accounts based upon factors pertaining to the credit risks of specific customers and clients, historical trends, aging of the receivable and other information.  Delinquent accounts are written off when it is determined that the amounts are uncollectible.  At September 30, 2010 and September 30, 2009, allowances for uncollectible accounts were $214,701 and $745,786, respectively.

Inventories

Inventories, consisting of raw materials and finished goods, are stated at the lower of cost or market utilizing the weighted average method. Inventories as of September 30, 2010 and September 30, 2009 were $6,372,925 and $5,806,722, respectively. Due to the nature of our business and the short duration of the manufacturing process of our products, there was no material work-in-process inventory at September 30, 2010 and September 30, 2009.

Fair Value of Financial Instruments

We adopted on a prospective basis certain required provisions of ASC Topic 820, “Fair Value Measurements.”  These provisions relate to our financial assets and liabilities carried at fair value and our fair value disclosures related to financial assets and liabilities.  Topic 820 defines fair value, expands related disclosure requirements and specifies a hierarchy of valuation techniques based on the nature of the inputs used to develop the fair value measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. There are three levels of inputs to fair value measurements - Level 1, meaning the use of quoted prices for identical instruments in active markets; Level 2, meaning the use of quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active or are directly or indirectly observable; and Level 3, meaning the use of unobservable inputs. Observable market data should be used when available.

CHINA DIRECT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 and 2009 - Continued

Most of our financial instruments are carried at fair value, including, all of our cash equivalents, investments classified as available for sale securities and assets held for sale, with unrealized gains or losses, net of tax. Virtually all of our valuation measurements are Level 1 measurements.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of (i) prepayments to vendors for merchandise that had not yet been shipped, (ii) value added tax refunds due from the Chinese government, (iii) loans receivable and (iv) other receivables.  At September 30, 2010 and 2009, prepaid expenses and other current assets were $8,552,369 and $5,092,205, respectively.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost and depreciated on a straight line basis over their estimated useful lives of three to forty years.  Maintenance and repairs are charged to expense as incurred.  Significant renewals and improvements are capitalized.

Acquisitions

We account for acquisitions using the purchase method of accounting in accordance with the provisions of ASC Topic 805, “Business Combinations.”  The acquisition method of accounting for acquired businesses requires, among other things, that most assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date.  Also, transaction costs are expensed as incurred. Any excess of the purchase price over the assigned values of the net assets acquired is recorded as goodwill.  When we have acquired net assets that do not constitute a business under U.S. GAAP, no goodwill has been recognized.  Our consolidated financial statements presented include the operations of Ruiming Magnesium which we acquired on July 1, 2010.  See Note 3 – Acquisition of Ruiming Magnesium.

Advances from Customers and Deferred Revenues

Advances from customers represent (i) prepayments to us for merchandise that had not yet been shipped to customers, and (ii) the fair value of securities received as compensation which will be amortized over the term of the respective consulting agreement.  We will recognize these advances as revenues as customers take delivery of the goods or when the services have been rendered, in compliance with our revenue recognition policy.  Advances from customers totaled $2,727,915 and $1,764,177 at September 30, 2010 and September 30, 2009, respectively while deferred revenue totaled $69,400 and $242,960, respectively.

Comprehensive Income (loss)

We follow ASC 220, “Comprehensive Income” to recognize the elements of comprehensive income.  Comprehensive income (loss) is comprised of net income (loss) and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders.  Comprehensive loss for fiscal 2010 and the 2009 transition period included net loss, foreign currency translation adjustments, unrealized gain (loss) on marketable securities available for sale, net of income taxes, and unrealized losses on marketable securities available for sale-related party, net of income taxes.  See Note 5 – Comprehensive Income.

Shipping Costs

Shipping costs are included in selling, general and administrative expenses and totaled $1,471,434, and $973,911 for fiscal 2010 and the 2009 transition period, respectively.

CHINA DIRECT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 and 2009 - Continued

Foreign Currency Translation

The accompanying consolidated financial statements are presented in United States dollars.  The functional currency of our Chinese subsidiaries is the Renminbi (“RMB”), the official currency of the People’s Republic of China,.  Capital accounts of the consolidated financial statements are translated into United States dollars from RMB at their historical exchange rates when the capital transactions occurred.  Assets and liabilities are translated at the exchange rates as of the balance sheet date.  Income and expenditures are translated at the average exchange rates for the twelve month period and nine month period ended September 30, 2010 and September 30, 2009, respectively.  A summary of the conversion rates for the periods presented is as follows:

	September 30,
	2010	2009
Year end RMB: U.S. dollar exchange rate	6.6981	6.8376
Average year-to-date RMB: U.S. dollar exchange rate	6.8214	6.8425

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through PRC authorized institutions.  No representation is made that the RMB amounts could have been, or could be, converted into United States dollars at the rates applied in the translation.

Impairment of Long-Lived Assets

In accordance with ASC 360, “Property, Plant, and Equipment”, we periodically review our long-lived assets, including goodwill and other intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable.  We recognize an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset.  The amount of impairment is measured as the difference between the estimated fair value and the book value of the underlying asset.  We did not record any impairment charges on property, plant and equipment during fiscal 2010 and the 2009 transition period.

Provisional Reserve on discontinued operations

As more fully discussed in Note 19 – Commitments and Contingencies, we are currently involved in litigation with Shanxi Jinyang Coal and Coke Group Co., Ltd. (“Shanxi Jinyang”) and Ms. Runlian Tian, the noncontrolling shareholders of our subsidiary Pan Asia Magnesium and its Chairman of the Board of Directors, Haixin Zhao.  We established a $7,362,039 reserve for a loss from discontinued operations related to Pan Asia Magnesium and this dispute.  Because of the uncertainties related to both the amount and range of loss related to our investment in Pan Asia Magnesium, our current loss estimate may require revision.  As additional information becomes available, we will assess the potential loss related to our investment in Pan Asia Magnesium and will adjust our estimate as necessary.  Such revision in our estimate of the potential loss could materially impact our results of operations and financial position.

Subsidiaries Held for Sale

Long-lived assets are classified as held for sale when certain criteria are met.  These criteria include: management’s commitment to a plan to sell the assets; the availability of the assets for immediate sale in their present condition; an active program to locate buyers and other actions to sell the assets has been initiated; the sale of the assets is probable and their transfer is expected to qualify for recognition as a completed sale within one year; the assets are being marketed at reasonable prices in relation to their fair value; and it is unlikely that significant changes will be made to the plan to sell the assets.  We measure long-lived assets to be disposed of by sale at the lower of carrying amount or fair value, less associated costs to sell.  On September 29, 2009 our board of directors committed to a plan to sell our 51% interest in Pan Asia Magnesium which is presented in these consolidated financial statements as a discontinued operation.  See Note 16 - Discontinued Operations.

CHINA DIRECT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 and 2009 - Continued

Income Taxes

We account for income taxes in accordance with ASC 740, “Income Taxes.”  ASC 740 requires the recognition of deferred tax assets and liabilities to reflect the future tax consequences of events that have been recognized in our financial statements or tax returns.  Measurement of the deferred items is based on enacted tax laws.  In the event the future consequences of differences between the financial reporting and tax basis of our assets and liabilities result in a deferred tax asset, ASC 740 requires an evaluation of the probability that we will generate sufficient taxable income to be able to realize the future benefits indicated by the deferred tax assets.  A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some or the entire deferred tax asset will not be realized.

Basic and Diluted Earnings per Share

Under the provisions of ASC 260, “Earnings Per Share,” basic income (loss) per common share is computed by dividing income (loss) available to common shareholders by the weighted average number of shares of common stock outstanding for the periods presented.  Diluted income (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the income of the company, subject to anti-dilution limitations.  In order to comply with the U.S. GAAP, we use the treasury stock method when computing the diluted income (loss) per share.  The number of incremental shares included in diluted income (loss) per share is computed using the average market price of our common stock during the reporting period.

Revenue Recognition

We follow the guidance of ASC 605, “Revenue Recognition,” for revenue recognition.  In general, we record revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured.  When our clients’ securities are received for our services, we follow the guidance of ASC 505, “Equity-Based Payments to Non-Employees” to measure and recognize our revenue.  ASC Topic 505-30-18 instructs that an entity (grantee or provider) may enter into transactions to provide goods or services in exchange for equity instruments.  The grantee shall measure the fair value of the equity instruments in these transactions using the stock price and other measurement assumptions as of the earlier of either of the following dates, referred to as the measurement date.

a.
The date the parties come to a mutual understanding of the terms of the equity-based compensation arrangement and a commitment for performance by the grantee to earn the equity instruments (a performance commitment) is reached; and

b.	The date at which the grantee’s performance necessary to earn the equity instruments is complete (that is, the vesting date).

Currently, we measure and recognize the revenue from the equity securities of China Armco Metals, Inc. upon completion of the services performed on a quarterly bases as provided for in our consulting agreement with China Armco Metals, Inc., while the equity securities of all other clients are measured using the grant date in accordance with ASC 605 or as otherwise provided for in our agreements with our clients.

Stock-based Compensation

We account for the grant of stock options, warrants and restricted stock awards in accordance with ASC 718, “Compensation-Stock Compensation.”   ASC 718 requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity based compensation.

Recent Pronouncements

Disclosures

The FASB issued Accounting Standards Update (“ASU”) No. 2010-20. Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, on July 21, 2010, requiring companies to improve their disclosures about the credit quality of their financing receivables and the credit reserves held against them. The extra disclosures for financing receivables include aging of past due receivables, credit quality indicators, and the modifications of financing receivables.  This guidance is effective for interim and annual periods ending on or after December 15, 2010.  We do not expect the adoption of this update to have a material impact on our consolidated financial position, results of operations or cash flows.

CHINA DIRECT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 and 2009 - Continued

Accounting for Decreases in Ownership of a Subsidiary:

Accounting for decreases in ownership of a subsidiary - In January 2010, the FASB issued ASU 2010-02, Accounting and Reporting for Decreases in Ownership of a Subsidiary,” which clarifies the scope of the guidance for the decrease in ownership of a subsidiary in ASC 810, “Consolidations,” and expands the disclosures required for the deconsolidation of a subsidiary or de-recognition of a group of assets. This guidance was effective on January 1, 2010.   We have adopted this guidance and it did not have an effect on the accompanying consolidated financial statements.

Improving Disclosures about Fair Value Measurements:

The FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures (ASC Topic 820-10) – Improving Disclosures about Fair Value Measurements.”

ASU No. 2010-06 provides amendments to ASC Subtopic 820-10 that requires new disclosures as follows:

1.
Transfers in and out of Level 1 and 2.  A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers.

2.
Activity in Level 3 fair value measurements.  In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number.)

ASU No. 2010-06 provides amendments to ASC Subtopic 820-10 that clarifies existing disclosures as follows:

1.
Level of disaggregation.  A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position.  A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities.

2.
Disclosures about inputs and valuation techniques.  A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements.  Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3.

We adopted the requirements of ASU No. 2010-06 in this form 10-K.

Accounting For Distributions to Shareholders:

In January 2010, the FASB issued ASU 2010-01, “Accounting for Distributions to Shareholders with Components of Stock and Cash,” which clarifies that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in earnings per share prospectively and is not a stock dividend for purposes of applying ASC 505, “Equity,” and ASC 260, ?癊arnings Per Share.”  This guidance was effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis.  The application of the requirements of this guidance had no effect on the accompanying consolidated financial statements.

Earnings per Share:

In September 2009, the FASB issued the ASU No. 2009-08 “Earnings Per Share – Amendments to Section 260-10-S99”, which represents technical corrections to ASC Topic 260-10-S99, Earnings per share, based on EITF Topic D-53, Computation of Earnings Per Share for a Period that includes a Redemption or an Induced Conversion of a Portion of a Class of Preferred Stock and EITF Topic D-42, The Effect of the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock.  We do not expect the adoption of this update to have a material impact on our consolidated financial position, results of operations or cash flows.

CHINA DIRECT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 and 2009 - Continued

Fair Value Measurement and Disclosures:

In September 2009, the FASB issued ASU No. 2009-12 “Fair Value Measurements and Disclosures Topic 820 – Investment in Certain Entities That Calculate Net Assets Value Per Share (or Its Equivalent)”, which provides amendments to ASC section 820-10, Fair Value Measurements and Disclosures-Overall, for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent).  The amendments in this update permit, as a practical expedient, a reporting entity to measure the fair value of an investment that is within the scope of the amendments in this update on the basis of the net asset value per share of the investment (or its equivalent) if the net asset value of the investment (or its equivalent) is calculated in a manner consistent with the measurement principles of ASC Topic 946 as of the reporting entity’s measurement date, including measurement of all or substantially all of the underlying investments of the investee in accordance with ASC Topic 820.  The amendments in this update also require disclosures by major category of investment about the attributes of investments within the scope of the amendments in this update, such as the nature of any restrictions on the investor’s ability to redeem its investments at the measurement date, any unfunded commitments (for example, a contractual commitment by the investor to invest a specified amount of additional capital at a future date to fund investments that will be made by the investee), and the investment strategies of the investees.  The major category of investment is required to be determined on the basis of the nature and risks of the investment in a manner consistent with the guidance for major security types in U.S. GAAP on investments in debt and equity securities in ASC section 320-10-50-1B.  The disclosures are required for all investments within the scope of the amendments in this update regardless of whether the fair value of the investment is measured using the practical expedient.  The application of the requirements of this guidance had no effect on the accompanying consolidated financial statements.

In August 2009, the FASB issued ASU No. 2009-05 “Fair Value Measurement and Disclosures Topic 820 – Measuring Liabilities at Fair Value”, which provides amendments to ASC section 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities.  This update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques:

1.	A valuation technique that uses: (a)the quoted price of the identical liability when traded as an asset; or (b) quoted prices for similar liabilities or similar liabilities when traded as assets.

2.
Another valuation technique that is consistent with the principles of ASC topic 820; two examples would be an income approach, such as a present value technique, or a market approach, such as a technique that is based on the amount at the measurement date that the reporting entity would pay to transfer the identical liability or would receive to enter into the identical liability.  The amendments in this update also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability.  The amendments in this update also clarify that both a quoted price in an active market for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements.  The application of the requirements of this guidance had no effect on the accompanying consolidated financial statements.

A variety of proposed or otherwise potential accounting standards are currently under study by standard setting organizations and various regulatory agencies.  Due to the tentative and preliminary nature of those proposed standards, management has not determined whether implementation of such proposed standards would be material to our consolidated financial statements.

NOTE 3 – ACQUISITION OF RUIMING MAGNESIUM

Description of the Transaction:

On July 13, 2010, we entered into an Equity Transfer Agreement (the “Equity Transfer Agreement”) with Pine Capital and Yiwei Magnesium to acquire an 80% interest in Ruiming Magnesium effective as of July 1, 2010, in a cash-and-stock transaction for RMB 44,880,000 or about $6,451,677.  The remaining 20% interest in Ruiming Magnesium is owned by Pine Capital.  Yuwei Huang, our executive vice president – magnesium and member of our board of directors, owns or controls Pine Capital and Yiwei Magnesium.

CHINA DIRECT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 and 2009 - Continued

The consideration transferred for the 80% interest in Ruiming Magnesium (the “Consideration”) is a total of approximately $6,451,677 subject to certain post closing conditions and adjustments and is comprised of (i) $2,428,864 in cash, (ii) 769,231 shares of our common stock valued at $846,154, (iii) an assignment of a portion of our interest in Excel Rise in the amount of $2,367,038, and (iv) contingent consideration of approximately $809,621 in the form of cash or our common stock.  The contingent consideration is earned upon Ruiming Magnesium achieving revenues of RMB 61.2 million (approximately $9.2 million) for the fiscal year ending September 30, 2011 with an EBITDA (earnings before interest, taxes, depreciation and amortization) target of no less than RMB 1,200 (approximately $177) per metric ton of production.  In addition to the contingent consideration, Pine Capital and Yiwei Magnesium collectively are entitled to receive a cash payment of approximately $809,621 or 622,172 shares of our common stock in the event Ruiming Magnesium achieves revenues of more than RMB 100 million (approximately $14.7 million) during its fiscal year ending September 30, 2011 with EBITDA of no less than RMB 1,200 (approximately $177) per metric ton of production during that fiscal year.  The payment of these shares as part of the contingent consideration is subject to shareholder approval. Since the conditions under which the 769,231 shares of our common stock to be issued had not occurred as of September 30, 2010, $846,154 of the purchase price was classified as additional paid in capital – shares subscribed on our consolidated statement of equity Further, since the conditions in Section 5.4 of the Equity Transfer Agreement had not occurred as of September 30, 2010, the following portions of the purchase price were accrued as follows: the 769,231 shares to be issued were classified as Additional paid in capital - shares subscribed in our consolidated statement of equity and the payment of $695,497 in cash, the assignment of a portion of our interest in Excel Rise in the amount of $2,367,038 and the contingent consideration of approximately $809,621 payable in the form of cash or our common stock were classified as Accounts and other payables-related parties on our balance sheet.
.
Fair Value of Consideration Transferred:

We estimate fair value using an exit price approach, which requires, among other things, that we determine the price that would be received to sell an asset or paid to transfer a liability in an orderly market. The determination of an exit price is considered from the perspective of market participants, considering the highest and best use of assets and, for liabilities, assuming the risk of non-performance will be the same before and after the transfer.  As required under accounting rules for business combinations, most of the assets acquired and liabilities assumed from Ruiming Magnesium have been recorded at their estimated fair values as of the Acquisition Date. For additional information on the valuation approaches allowed under U.S. GAAP to determine fair value, including a description of the inputs used, see Note 2 to Consolidated Financial Statements.

The table below summarizes the fair value of consideration transferred to acquire an 80% interest in Ruiming Magnesium. The U.S. dollar amount is translated, using the closing exchange rate (6.7933) of July 1, 2010, the acquisition date:

	Chinese Yuan (RMB)	US$
Cash	￥16,500,000	$2,428,864
Distribution from Excel Rise	16,080,000	2,367,038
China Direct common stock	6,800,000	846,154
Contingent consideration	5,500,000	809,621
Total purchase price	￥44,880,000	$6,451,677

CHINA DIRECT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 and 2009 - Continued

Recording of Assets Acquired and Liabilities Assumed:

The transaction has been accounted for as a purchase acquisition which requires, among other things, that the assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date.  The following table summarizes the provisional amounts recognized for assets acquired and liabilities assumed as of the Acquisition Date.

Amount Recognized as of Acquisition Date

Cash and marketable securities	$282,609
Accounts and notes receivable, net	426,938
Inventory	381,417
Property, plant and equipment	7,005,443
Land use rights and other Intangible assets	1,065,652
Prepaid and other current assets	1,369,759
Total identifiable assets	10,531,818
Accounts payable and accrued liabilities	1,333,697
Other liabilities	1,133,525
Total identifiable liabilities	2,467,222
Total identifiable net assets	$8,064,596

Net assets acquired	$6,451,677
Noncontrolling interests	$1,612,919

The revenues of Ruiming Magnesium for fiscal 2010 and the 2009 transition period were $1,653,430 and $467,836(unaudited), respectively.  The net income of Ruiming Magnesium for fiscal 2010 was 349,927 and the net loss for the 2009 transition period was $723,736.

In connection with the consideration transferred, General and Administrative expenses for the years ended September 30, 2010 includes $30,000 in charges before taxes for integration costs associated with the acquisition.

The recorded amounts are provisional and subject to change.  The following items are expected to be subject to change:

	Amounts of the consideration, pending the finalization of the currency exchange rate on the payment dates.
	Amounts of the contingent consideration, pending the realization of the required conditions.

CHINA DIRECT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 and 2009 - Continued

Pro Forma Statement of Operations: (Unaudited)

The table below presents the pro forma statement of operations for fiscal 2010:

China Direct Industries, Inc.
Pro Forma(unaudited)
Revenues	$111,052,786
Revenues-related parties	7,879,895
Total revenues	118,932,681

Cost of revenues	112,200,117
Gross profit (loss)	6,732,564

Operating expenses:	-
Selling, general, and administrative	11,554,201
Operating loss	(4,821,637)

Other income (expense):	673,806
Loss from before income taxes	(4,147,831)

Income tax (expense) benefit	(56,674)
Loss from, net of income taxes	(4,204,505)

Net loss attributable to noncontrolling interests	358,911
Net loss attributable to China Direct Industries, Inc.	$(3,845,594)

NOTE 4 – EARNINGS PER SHARE

Under the provisions of ASC 260, “Earnings Per Share,” basic income (loss) per common share is computed by dividing income (loss) available to common shareholders by the weighted average number of shares of common stock outstanding for the periods presented. Diluted income (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the income of the company, subject to anti-dilution limitations. For fiscal 2010 and the 2009 transition period, the effect of stock options and warrants is antidilutive.  Accordingly, basic and diluted loss per share are the same for both periods presented.

The following table sets forth the computation of basic and diluted loss per share for fiscal 2010 and the 2009 transition period:

(in thousands except per share amounts)	2010	Per Share	2009	Per Share
NUMERATOR:
Net loss attributable to China Direct Industries Inc.	$(3,214)	$(0.10)	$(27,859)	$(1.12)
Series A preferred stock:
Preferred stock dividend	(101)	-	(81)	-
Numerator for basic EPS, net loss attributable to common stockholders (A)	$(3,315)	$(0.11)	$(27,940)	$(1.13)
DENOMINATOR:
Denominator for basic and diluted earnings per share-weighted average number of common shares outstanding ( B)	29,575	-	24,803	-
Basic and Diluted Income per Common Share:
Loss per share-basic (A)/( B)	$(0.11)	-	$(1.13)	-

CHINA DIRECT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 and 2009 - Continued

NOTE 5 – COMPREHENSIVE INCOME

Comprehensive income is comprised of net income and other comprehensive income or loss. Other comprehensive income or loss refers to revenue, expenses, gains and losses that under US GAAP are included in comprehensive income but excluded from net income as these amounts are recorded directly as adjustments to stockholders’ equity.

Our other comprehensive income consists of currency translation adjustments, unrealized loss on marketable securities available for sale, net of taxes and unrealized loss on marketable securities available for sale-related party, net of taxes. The following table sets forth the computation of comprehensive income (loss) for fiscal 2010 and the 2009 transition period, respectively:

	2010	2009
(in thousands)
Net loss	$(3,573)	$(30,159)
Other comprehensive (loss) income, net of tax
Unrealized (loss) gain on marketable securities held for sale, net taxes	(577)	175
Unrealized loss on marketable securities available for sale-related party	(178)	-
Reclassification of unrealized gain from marketable securities available for sale	(176)	9,860
Foreign currency translation gain	1,322	145
Total other comprehensive loss	391	10,181
Comprehensive loss	(3,182)	(19,978)
Net loss attributable to the noncontrolling interests	359	585
Net loss attributable to the noncontrolling interests-discontinued operations	-	1,715
Foreign currency translation gain - noncontrolling interests	(497)	-
Comprehensive loss attributable to China Direct Industries, Inc.	$(3,320)	$(17,678)

NOTE 6 – MARKETABLE SECURITIES

Marketable securities held for sale and marketable securities held for sale-related party at September 30, 2010 and September 30, 2009 consists of the following:

	September 30,		September 30,
Company	2010	% of Total	2009	% of Total
China America Holdings, Inc.	$950,250	33%	$540,200	10%
China Logistics Group, Inc.	515,625	18%	761,000	13%
Dragon International Group Corp.	22,815	1%	228,158	4%
China Armco Metals, Inc.	277,600	10%	3,116,993	56%
Sunwin International Neutraceuticals, Inc.	455,000	15%	338,000	6%
Dragon Capital Group Corp.	672,735	23%	604,686	11%
Marketable securities held for sale	$2,894,025	100%	$5,589,037	100%

CHINA DIRECT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 and 2009 - Continued

All the securities, including preferred stock, common stock, and common stock purchase warrants, were received from our clients as consulting fees.  We categorize the securities as investments in marketable securities available for sale or investments in marketable securities available for sale-related parties.  These securities (exclusive of preferred stock and common stock purchase warrants) are quoted either on an exchange or over the counter market system.  Some of the securities are restricted and cannot be readily sold by us absent a registration of those securities under the Securities Act of 1933 (the “Securities Act”) or the availability of an exemption from the registration requirements under the Securities Act.  Our policy is to liquidate the securities on a regular basis.  As these securities are often restricted, we are unable to liquidate them until the restriction is removed.  Unrealized gains or losses on marketable securities available for sale and on marketable securities available for sale-related party are recognized on a periodic basis as an element of comprehensive income based on changes in the fair value of the security.  Once liquidated, realized gains or losses on the sale of marketable securities available for sale and marketable securities available for sale-related party are reflected in our net income for the period in which the security was liquidated.

The investments in marketable securities available for sale-related party and totaled $672,735 and $604,686 at September 30, 2010 and September 30, 2009, respectively and are comprised solely of the securities of Dragon Capital Group Corp. (“Dragon Capital”).  Mr. Lisheng (Lawrence) Wang, the CEO and Chairman of the Board of Dragon Capital, is the brother of Dr. James Wang, our CEO and Chairman of the Board of Directors.    These securities were issued by Dragon Capital as compensation for consulting services.  Dragon Capital is a non-reporting company whose securities are quoted on the Pink Sheets.  As such, under Federal securities laws, securities of Dragon Capital generally cannot be resold by us absent a registration of those securities under the Securities Act.  Dragon Capital does not intend to register the securities.

Under the guidance of ASC320, “Investments”, we periodically evaluate our marketable securities to determine whether a decline in their value is other than temporary.  Management utilizes criteria such as the magnitude and duration of the decline, in addition to the reasons underlying the decline, to determine whether the loss in value is other than temporary.  The term “other-than-temporary” is not intended to indicate that the decline is permanent.  It indicates that the prospects for a near term recovery of value are not necessarily favorable, or that there is a lack of evidence to support fair values equal to, or greater than, the carrying value of the investment.  Once a decline in value is determined to be other than temporary, the value of the security is reduced and a corresponding impairment charge to earnings is recognized.  In this assessment for various securities at September 30, 2010 and September 30, 2009, the guidance in ASC 320, “the Investment-Debt and Equity Securities,” is carefully followed.  Management determined that some of our investments in marketable securities are impaired because their fair value as quoted on an exchange or an inter-dealer quotation system is less than their cost basis and also determined that the impairment is other–than-temporary impairment after applying the guidance in Section 325-40-35 to the evaluation of the securities.  In accordance with Section 325-35-33, when an entity has decided to sell an impaired available-for-sale security and the entity does not expect the fair value of the security to fully recover before the expected time of sale, the security shall be deemed other-than-temporarily impaired in the period in which the decision to sell is made.  However, an entity shall recognize an impairment loss when the impairment is deemed other than temporary impairment even if a decision to sell has not been made.

For fiscal 2010 and the 2009 transition period, we had a loss related to other than temporary impairment of $205,342 and $9,466,329, respectively.  The realized gain (loss) on sale of marketable securities available for sale in fiscal 2010 and the 2009 transition period was $2,140,781 and ($1,909,056), respectively.

CHINA DIRECT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 and 2009 - Continued

Marketable securities held for sale and marketable securities held for sale-related party are either valued at the date received or at the date when services are rendered. The fair market values at September 30, 2010 and 2009 are as follows:

		For the Year Ended September 30, 2010
Description	September 30, 2009	Amount Received/Sold	Cost Basis Adjustment for other than temporary impairment	Unrealized Loss	September 30, 2010

Investment in marketable securities held for sale	$4,984,350	$(1,980,343)	$(205,342)	$(577,375)	$2,221,290
Investment in marketable securities held for sale-related party	604,686	246,523	-	(178,474)	672,735
Total Investment in trading securities	$5,589,036	$(1,733,820)	$(205,342)	$(755,849)	$2,894,025

		For the Year Ended September 30, 2009
Description	January 1, 2009	Amount Received/Sold	Cost Basis Adjustment for Other than Temporary Impairment	Unrealized Gain	September 30, 2009

Investment in marketable securities held for sale	$7,569,333	$5,893,918	$(8,654,337)	$175,436	$4,984,351
Investment in marketable securities held for sale-related party	160,459	1,256,219	(811,992)	-	604,686
Total Investment in trading securities	$7,729,792	$7,150,137	$(9,466,329)	$175,436	$5,589,037

NOTE 7 - INVENTORIES

Inventories at September 30, 2010 and September 30, 2009 consisted of the following:

	September 30, 2010	September 30, 2009

Raw materials	$3,478,947	$2,454,443
Finished goods	2,893,978	3,695,184
Inventory reserve	-	(342,905)
Total Inventory	$6,372,925	$5,806,722

Due to the nature of our business and the short duration of the manufacturing process for our products, there is no material work in progress inventory at September 30, 2010 and September 30, 2009.

CHINA DIRECT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 and 2009 - Continued

NOTE 8 - PREPAID EXPENSES AND OTHER CURRENT ASSETS

At September 30, 2010 and September 30, 2009, prepaid expenses and other current assets, consisted of the following:

Description	September 30, 2010	September 30, 2009
Prepayments to vendors for merchandise that had not yet been shipped or services that had not been performed	$5,928,210	$2,853,504
Other receivables	1,998,534	785,062
Loans receivable	608,904	1,435,000
Security deposits	16,721	20,475
Total	8,552,369	5,094,041
Less: Current Portion	(8,552,369)	(5,092,205)
Prepaid expenses and other assets, non-current	$-	$1,836

Other receivables include prepaid cost for Baotou Changxin Magnesium land use rights. Baotou Changxin Magnesium owns and operates a magnesium facility capable of producing 20,000 metric tons of pure magnesium per year located on approximately 406,000 square feet of land located in the Shiguai district of Baotou city, in Inner Mongolia valued at $1,087,317 as of September 30, 2010. Baotou Changxin Magnesium occupies this land pursuant to an asset acquisition agreement entered into with Baotou Sanhe Mangesium Co., Ltd. to acquire the land use rights for this property, among other assets.  Since the land use right is yet to be transferred from Baotou Sanhe Magnesium Co. to Baotou Changxin Magnesium, the cost of $1,087,317 is included in other prepaid expenses.  The land use right expires in May 2045.

In February 2007, CDI China acquired a 51% interest in CDI Wanda in exchange for $511,458.  During the third quarter of fiscal 2008, we elected to exit the alternative energy and recycling business conducted by CDI Clean Technology.  In October 2008, we completed the sale of an 81% interest in CDI Clean Technology and its subsidiaries, CDI Wanda and Yantai CDI Wanda to PE Brothers Corp. in exchange for $1,240,000 promissory note. After collecting $240,000 and $85,000 in December 2008 and February 2010, respectively, we wrote off the balance of the promissory note in the principal amount of $929,086 and interest of $6,058 as uncollectible.  We also wrote off $290,864 that is related to our 19% interest in CDI Clean Technology.

NOTE 9 - PROPERTY, PLANT AND EQUIPMENT

At September 30, 2010 and September 30, 2009, property, plant and equipment, consisted of the following:

Property, Plant and Equipment		September 30,
Description	Useful Life	2010	2009
		Audited	Audited
Building	10-40 years	$14,978,242	$10,727,622
Manufacturing equipment	5-10 year	18,650,462	14,849,040
Office equipment and furniture	3-5 year	470,238	403,570
Autos and trucks	5 year	995,963	911,964
Construction in progress	N/A	7,716,777	7,145,072
Total		42,811,682	34,037,268
Less: accumulated depreciation		(5,299,421)	(2,705,276)
Property, Plant and Equipment, Net		$37,512,261	$31,331,992

For fiscal 2010 and the 2009 transition period, depreciation expense totaled $2,594,145 and $1,248,074, respectively.

CHINA DIRECT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 and 2009 - Continued

NOTE 10 - PROPERTY USE RIGHTS

Property use rights, net of accumulated amortization, consisted of mining and property use rights amounting to $1,463,845 and $1,113,902 at September 30, 2010 and September 30, 2009, respectively.

Golden Magnesium holds land use rights to use approximately 24.5 acres of land located in Yueyan, Gu County, Shanxi Province, China.  Pursuant to these land use rights, which permit construction of a magnesium production plant capable of producing up to 20,000 tons of pure magnesium products per year, Golden Magnesium built its magnesium production plant on this land.  The land use rights expire in 2057.  The land use rights amortization expense during fiscal 2010 was $36,905.

In connection with our acquisition of CDI Jixiang Metal in December 2007, we acquired mining rights to 51 acres located in the Yongshun Kaxi Lake Mining area of China.  We are in the process of renewing the lease for these mining rights as the current lease expired in October 2009. Acquisition costs for the mining rights as of September 30, 2010 are $506,740.  CDI Jixiang Metal has not commenced operations and has not established a reserve.  There is no assurance that commercially viable mineral deposits exist on this property and further exploration will be required before an evaluation as to the economic feasibility is determined.

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

Ruiming Magnesium owns and operates a magnesium facility capable of producing 10,000 metric tons of magnesium powder and 4,000 metric tons of pure magnesium ingot per year located on approximately In connection with the acquisition of Ruiming Magnesium (see Note 3) we acquired a magnesium facility capable of producing 10,000 metric tons of magnesium powder and 4,000 metric tons of pure magnesium ingot rights located on two parcels of land aggregating to approximately 414,308 square feet located in Shagou Village, Yangqu County of Taiyuan City Shanxi Province, China. Ruiming Magnesium occupies this land pursuant to two land use rights issued by the Chinese government one of which is held by Ruiming Magnesium and one held by Shanxi Tongbao Investment Group Co., Ltd. The land use rights held by Shanxi Tongbao Investment Group Co., Ltd. will be transferred to Ruiming Magnesium pursuant to the terms of the Equity Transfer Agreement dated July 13, 2010 entered into among CDI China, Inc., Pine Capital Enterprises, Inc., Taiyuan Yiwei Magnesium Industry Co., Ltd. and Taiyuan Ruiming Yiwei Magnesium Industry Co., Ltd. The land use rights held by Ruiming Magnesium covers approximately 208,534 square feet of land, expires in February 2052 and is valued at $443,394.  The land use rights agreement held by Shanxi Tongbao Investment Group Co., Ltd. covers approximately 205,774 square feet of land, expires in February 2052, is valued at $439,865 and is classified within Property use rights, net as Prepaid costs - property use rights.

CHINA DIRECT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 and 2009 - Continued

NOTE 11 - LOANS PAYABLE

Loans payable at September 30, 2010 and September 30, 2009 consisted of the following:

	September 30,	September 30,
Description	2010	2009

Lang Chemical loan from Mingsheng Bank due on May 26, 2010. 6.37% annual interest rate. Secured by pledge of Lang Chemical's assets.	$-	$497,252

Lang Chemical loan from Industrial & Commercial Bank. Due on July 21, 2010. 5.58% annual interest rate. Guaranteed by the personal real estate of Zhu Qian and Chen Jingdong.	-	336,375

Lang Chemical loan from Industrial & Commercial Bank. Due on September 21, 2010. 5.31% annual interest rate. Guaranteed by the personal real estate of Zhu Qian and Chen Jingdong.	-	394,875

Lang Chemical loan from Bank of Shanghai. Due on January 14, 2010. 5.84% annual interest rate. Guaranteed by China Investment Guarantor Co. Ltd.	-	292,500

Lang Chemical loan from Bank of Shanghai. Due on February 20, 2011. 5.31% annual interest rate. Guaranteed by China Investment Guarantor Co. Ltd.	447,888	-

Lang Chemical loan from China Mingsheng Bank. Due on March 26, 2011. 6.64% annual interest rate. Guaranteed by Chen Jingdong.	686,762	-

CDI Beijing non-interest bearing unsecured loan from Beijing Mingshang Investment Guarantee Co. Ltd. Due on August 31, 2011. Guaranteed by Chi Chen.	4,478,882	-

Total	5,613,532	1,521,002
Less: Current Portion	(5,613,532)	(1,521,002)

Loans payable, long-term	$-	$-

CHINA DIRECT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 and 2009 - Continued

NOTE 12 - RELATED PARTY TRANSACTIONS

List of Related Parties

We have specified the following persons and entities as related parties with ending balances as of September 30, 2010 and September 30, 2009:


Yuwei Huang, is executive vice president of our Magnesium segment, a member of the board of directors, chief executive officer and chairman of Chang Magnesium, chairman of Baotou Changxin Magnesium, chairman of YiWei Magnesium, and chief executive officer and vice chairman of Golden Magnesium;

	Taiyuan YiWei Magnesium Industry Co., Ltd., a company organized under the laws of the PRC (“YiWei Magnesium”), is a minority interest owner in Chang Magnesium;
	Lifei Huang, is the daughter of Yuwei Huang;
	Lifei Huang, is a registered representative of Pine Capital Enterprises Inc., a company organized under the laws of the Cayman Islands (“Pine Capital”);
	Lifei Huang, is a registered representative of Wheaton Group Corp., a company organized under the laws of Brunei Darussalam (“Wheaton”);
	LingShi County Yihong Magnesium Co., Ltd., a company organized under the laws of the PRC (“Yihong Magnesium”), is legally represented by an officer of Chang Magnesium;
	LuCheng Haixu Magnesium Co., Ltd., a company organized under the laws of the PRC (“Haixu Magnesium”), is legally represented by an officer of Chang Magnesium;
	LuCheng Xinghai Magnesium Co., Ltd., a company organized under the laws of the PRC (“Xinghai Magnesium”), is legally represented by an officer of Chang Magnesium;
	Shanxi Senrun Coal Chemistry Co., Ltd., a company organized under the laws of the PRC (“Senrun Coal”), is a minority interest owner in Golden Magnesium;
	NanTong Langyuan Chemical Co., Ltd., a company organized under the laws of the PRC (“NanTong Chemical”), is owned by Jingdong Chen and Qian Zhu, the minority interest owners of Lang Chemical;
	Jingdong Chen, is vice president of our Basic Materials segment and chief executive officer of Lang Chemical;
	Qian Zhu, is chief financial officer of Lang Chemical. Jingdong Chen and Qian Zhu are husband and wife;
	Chen Chi is vice president of our Basic Materials Segment and minority interest owner of CDI Beijing;
	Zhongmen International Investments Co., Ltd., a company organized under the laws of the PRC (“Zhongmen International”), is legally represented by an officer of CDI Beijing;

As of September 30, 2010, Accounts, loans, and other receivables and prepaid expenses- related parties were $7,680,222 and which consists of Accounts receivable – related party of $2,119,582, Prepaid expenses – related parties of $3,982,163, Loans receivable – related parties of $1,528,911, and Due from related parties of $49,566 as set forth below:

Accounts Receivable – related parties

At September 30, 2010 we reported accounts receivable – related parties of $2,119,582 comprised of the following:

	$834,758 due Baotou Changxin Magnesium from YiWei Magnesium for inventory provided;
	$4,635 due Chang Magnesium from Wheaton for inventory provided; and,
	$1,280,189 due Golden Magnesium from YiWei Magnesium for inventory provided.

At September 30, 2009 we reported accounts receivable – related parties of $2,355,059 comprised of the following:

	$756,795 due Chang Magnesium from YiWei Magnesium, for inventory provided;
	$869,105 due Chang Magnesium from Pine Capital for inventory provided; and,
	$729,159 due Golden Magnesium from YiWei Magnesium for inventory provided.

CHINA DIRECT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 and 2009 - Continued

Prepaid Expenses – related parties

At September 30, 2010 we reported prepaid expenses – related parties of $3,982,163 comprised of the following:

	$204,536 prepaid by Baotou Changxi Magnesium to YiWei Magnesium for future delivery of inventory;
	$74,656 prepaid by Chang Magnesium to Haixu Magnesium to for future delivery of inventory;
	$120,838 prepaid by Chang Magnesium to Xinghai Magnesium to for future delivery of inventory;
	$3,217,076 prepaid by Chang Magnesium to YiWei Magnesium to for future delivery of inventory,
$4,544 prepaid by Golden Magnesium to Senrun Coal for future delivery of coke gas for fuel; and
$120 prepaid by Golden Magnesium to YiWei Magnesium for future delivery of inventory.
$360,393 prepaid by IMTC to YiWei Magnesium for future delivery of inventory.

At September 30, 2009 we reported prepaid expenses – related parties of $5,823,039 comprised of the following:

	$2,440,793 prepaid by Chang Magnesium to YiWei Magnesium for future delivery of inventory;
	$73,133 prepaid by Chang Magnesium to Haixu Magnesium to for future delivery of inventory;
	$530,888 prepaid by Chang Magnesium to Xinghai Magnesium to for future delivery of inventory;
	$684,922 prepaid by Chang Magnesium to Yihong Magnesium to for future delivery of inventory;
	$1,376,395 prepaid by Baotou Changxi Magnesium to YiWei Magnesium to for future delivery of inventory;
	$51,470 prepaid by Golden Magnesium to Senrun Coal for future delivery of coke gas for fuel; and,
	$665,438 prepaid by Golden Magnesium to YiWei Magnesium for future delivery of inventory.

Restricted Cash, current

 At September 30, 2010 we reported Restricted cash, current of $5,091,023 which is principally comprised of the cash proceeds of the $4,478,882 loan from Beijing Mingshang Investment Guarantee Co., Ltd. personally guaranteed by Mr.Chen. Mr. Chen used the restricted cash as collateral for his personal purposes.  The removal of the restrictions on this cash and the repayment of this loan is expected to occur within the second quarter of fiscal 2011.

Loans Receivable – related parties

At September 30, 2010 we reported loan receivables – related parties of $1,528,911 comprised of the following:

	$1,324,309 due Lang Chemical from NanTong Chemical for funds advanced for working capital purposes;
	$74,648 due Chen Chi from CDI Beijing for funds advanced for working capital purposes;
	$119,437 due Xing Hai from Baotou Changxi Magnesium for funds advanced for working capital purposes; and
	$10,517 due YiWei Magnesium from Ruiming Magnesium for funds advanced for working capital purposes.

At September 30, 2009 we reported loan receivables – related parties of $1,094,142 comprised of the following:

	$1,094,142 due Lang Chemical from NanTong Chemical for funds advanced for working capital purposes.

Due from related parties

At September 30, 2010 we reported due from related parties of $49,566 comprised of the following:

	$49,566 due CDI Beijing from Zhongmen International for working capital purposes.

At September 30, 2009 we reported due from related parties of $0.

As of September 30, 2010, Accounts and other payables – related parties were $3,973,705 which consist of Accounts payable – related parties of $40,558, Loans payable – related parties of $60,990, and Due to related parties of $3,872,157 as set forth below:

CHINA DIRECT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 and 2009 - Continued

Accounts Payable – related parties

At September 30, 2010 we reported accounts payable – related party of $40,558 comprised of the following:

	$12,200 due from Chang Magnesium to Pine Capital for purchases of goods;
	$15,135 due from Baotou Changxi Magnesium to Haixu Magnesium for purchases of goods;
$11,396 due from Golden Magnesium to YiWei Magnesium for purchases of goods;
	$1,493 due from Golden Magnesium to Haixu Magnesium for purchases of goods; and
$334 due from Golden Magnesium to Xing Hai Magnesium for purchases of goods.

At September 30, 2009 we reported accounts payable – related party of $51,716 comprised of the following:

	$35,427 due from Chang Magnesium to Wheaton Group;
	$14,826 due from Baotou Changxi Magnesium to Haixu Magnesium; and
	$1,463 due from Golden Magnesium to Haixu Magnesium.

Loan Payable – related parties

At September 30, 2010 we reported loan payable – related parties of $60,990 comprised of the following:

	$60,990 due to Pine Capital for funds advanced for working capital of Golden Magnesium.

At September 30, 2009 we reported loan payable – related parties of $0.

Due to related parties

At September 30, 2010 we reported due to related parties balance of $3,872,157 comprised of the following:

	$3,872,157 due to YiWei Magnesium for the balance of the purchase price for Ruiming Magnesium .

At September 30, 2009 we reported due to related parties balance of $399,629 comprised of the following:

	$355,753 due to Zhongmen International Investments for working capital of CDI Beijing; and
	$43,876 advanced by Jiaozhuang Hotel to CDI Beijing for working capital purposes.

Beijing Jiaozhuang Hotel, a company organized under the laws of the PRC was incorrectly identified as a related party in our previous reports filed with the SEC.  The amounts were for expenses related to CDI Beijing’s operations.

NOTE 13 – CAPITAL STOCK

Preferred Stock and Related Dividends

We have 10,000,000 shares of preferred stock, par value $.0001, authorized, of which we designated 12,950 as our Series A Convertible Preferred Stock in February 2008 as part of our sale of these shares along with warrants to purchase an aggregate of 1,850,000 shares of our common stock.  At September 30, 2010 and September 30, 2009 there were 1,006 shares of Series A Convertible Preferred Stock outstanding after giving effect to the conversion of 11,944 shares of these shares. The Series A Preferred Stock has a stated value per share of $1,000, carries an 8% per annum dividend rate payable quarterly in arrears and is convertible into common stock at $1.85 per share after giving effect to a price reduction in connection with a June 15, 2009 offering of our securities. The dividends are payable in cash or shares of our common stock, at our option, subject to certain provisions. If paid in shares of common stock, the stock shall be valued at the lower of the conversion price or the average of the weighted average price of the 10 consecutive trading days immediately preceding the dividend date.

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

CHINA DIRECT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 and 2009 - Continued

During fiscal 2010, we paid $20,125 dividends in cash.  For fiscal 2010 and the 2009 transition period, the total dividends paid in shares of our common stock were 62,698 and 58,642, respectively.

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

Common Stock

We have 1,000,000,000 shares of common stock, par value $.0001, authorized. At September 30, 2010 there were 31,657,244 shares of common stock issued and outstanding and there were 27,189,719 shares of common stock issued and outstanding at September 30, 2009.

During fiscal 2010 and the 2009 transition period, we issued 260,000 and 60,000 shares of common stock, respectively, in connection with the exercise of warrants at $1.14 per share.

For fiscal 2010 and the 2009 transition period, stock-based compensation expense amounted to $1,291,111 and $1,739,480, respectively.  For fiscal 2010 and the 2009 transition period, the fair value of securities paid for services was $225,063 and $204,779, respectively.

During fiscal 2010, we issued a total of 4,467,525 shares of our common stock comprised of:  62,698 shares to pay dividends on 1,006 shares of our series A preferred stock; 3,191,000 shares sold in an “at-the-market” offering described in more detail below; 183,454 shares to consultants for fees; 105,472 shares to board members as compensation and 260,000 shares in connection with the exercise of warrants exercised at a price of $1.14 per share,  664,901 were issued to employees as compensation.

During the 2009 transition period, we issued 60,000 shares of common stock in connection with the exercise of common stock purchase warrants at $1.14 per share, 1,050,000 shares of our common stock in connection with the exercise of common stock options at $.01 per share, with net proceeds of $10,500, 21,000 shares of our common stock, valued at $36,000 or $1.71 per share, to Bazelon Less & Feldman, P.C. as compensation for legal services provided to us.

On June 16, 2009 we sold 2,702,704 shares of our common stock and warrants to purchase up to 1,351,352 of common stock to accredited investors.  The gross proceeds of this offering were $5,000,000 with offering expense of $190,000.   The warrants have an exercise price of $2.31 per share and became exercisable beginning 183 days following the date they were issued for a period ending on the fifth anniversary of the initial exercise date.   We used the proceeds from this offering for general working capital purposes, a portion of which was used to acquire an 80% interest in Ruiming Magnesium.

On September 17, 2009 we issued 459,559 shares of our common stock to Lei Shen in exchange for the cancellation of a February 4, 2008 loan by Jian Fei Chen to Capital One Resources Co., Ltd. in the amount of RMB 5,000,000 (US $735,294) (the “Loan”).  We used a conversion rate of $1.60 per share in calculating the number of shares issued. Mr. Chen assigned his rights to the Loan to Mr. Shen prior to the conversion and cancellation of the Loan.

We sold 3,191,000 shares of our common stock in fiscal 2010 in an “at-the-market” offering with total gross proceeds of $5,170,693 with net proceeds to us of $5,026,439 after payment of commissions and fee of $144,255. The at-the-market offering was carried out under the terms of an October 14, 2009 Continuous Offering Program Agreement we entered into with Rodman & Renshaw, LLC (“Rodman & Renshaw"), under which we agreed to an aggregate of up to $5,201,330 in gross proceeds of our common stock from time to time through Rodman & Renshaw, as the agent for the offer and sale of the common stock. Rodman & Renshaw agreed to sell our common stock by any method permitted by law, including sales deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act of 1933, including without limitation sales made directly on NASDAQ Global Market, on any other existing trading market for the common stock or through a market maker. Under the Agreement, Rodman & Renshaw was also permitted to sell our common stock in privately negotiated transactions, subject to our prior approval. We paid Rodman & Renshaw a commission equal to 3% of the gross proceeds of the sales price of all common stock sold through it as sales agent under the Continuous Offering Program Agreement.

CHINA DIRECT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 and 2009 - Continued

On July 1, 2010, we acquired an 80% interest in Ruiming in a cash-and-stock transaction for RMB 44,880,000 or about $6,451,677, $846,154 of which is to be paid by issuing 769,231 shares of our common stock upon completion of the conditions in Section 5.4 of the Equity Transfer Agreement.  Since the conditions under which these shares are to be issued had not occurred as of September 30, 2010, $846,154 was classified as Additional paid in capital – shares subscribed in our consolidated statement of equity and a total of $3,872,157 was classified as Advances and other payables – related parties.  See Note 3 – Acquisition of Ruiming Magnesium.

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

Stock Incentive Plans

On August 16, 2006, our board of directors authorized the 2006 Equity Plan (the “2006 Equity Plan”) covering 10,000,000 shares of our common stock, which was approved by a majority of our shareholders on August 16, 2006. At September 30, 2010 and 2009 there were options outstanding to purchase an aggregate of 56,000 and 312,000  shares, respectively of common stock outstanding under the 2006 Equity Plan at exercise prices ranging from $2.50 to $7.50 per share.

On October 19, 2006, our board of directors authorized the 2006 Stock Plan (the “2006 Stock Plan”) covering 2,000,000 shares of our common stock. As the 2006 Stock Plan was not approved by our shareholders prior to October 19, 2007, we may no longer award incentive stock options under the 2006 Stock Plan and any incentive stock options previously awarded under the 2006 Stock Plan were converted into non-qualified options upon terms and conditions determined by the board of directors, as nearly as is reasonably practicable in their sole determination, to the terms and conditions of the incentive stock options being so converted. At September 30, 2010 and 2009 , there were options outstanding to purchase an aggregate of 106,000 and 301,540 shares, respectively of common stock outstanding under the 2006 Stock Plan at exercise prices  of $5.00 per share.

On April 25, 2008, our board of directors adopted the 2008 Executive Stock Incentive Plan covering 1,000,000 shares of our common stock, which was approved by a majority vote of our shareholders on May 30, 2008. As of September 30, 2010, 277,170 shares had been issued under this plan; as of September 30, 2009 no awards had been granted under this plan.

On April 25, 2008, our board of directors adopted the 2008 Non-Executive Stock Incentive Plan covering 3,000,000 shares of our common stock, which was approved by a majority vote of our shareholders on May 30, 2008. As of September 30, 2010 and 2009 we granted 425,855 and 1,079,327 shares of restricted stock with vesting dates ranging from May 2008 to April 2012 under this plan.

CHINA DIRECT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 and 2009 - Continued

The following table sets forth our stock option activities during fiscal 2010 and the 2009 transition period:

Description	Shares underlying options	Weighted average exercise price
Outstanding at December 31, 2008	6,440,220	$5.71
Granted	-	-
Exercised	(1,050,000)	0.01
Expired or cancelled	(1,734,550)	5.00
Outstanding at September 30, 2009	3,655,670	$10.83
Converted to Restricted Stock Award (1)	(953,940)	4.49
Cancelled	(40,000)	3.75
Adjusted (2)	(288,750)	1.14
Outstanding at September 30, 2010	2,372,980	$14.83
Exercisable at September 30, 2010	2,372,980	$14.83

(1)
Options previously awarded to employees to purchase 953,940 shares of our common stock with exercise prices ranging from $2.50 to $5.00 were converted into 476,970 shares of stock and restricted stock on February 17, 2010 with vesting dates ranging from immediate to October 1, 2010.  The total additional stock-based compensation expense as a result of the conversion is $328,952.  The aggregate intrinsic value of our outstanding and exercisable options at September 30, 2010 and September 30, 2009 was $2,372,980 and $3,655,670, respectively.

(2)
Reflects an adjustment to the schedule of outstanding stock options included in Note 13 Stockholders’ Equity - Stock Option Plans to our September 30, 2009 consolidated financial statements footnotes included in our 2009 Transition Report on Form 10-K which incorrectly included options to purchase 288,750 shares of our common stock at $1.14 per share.

On June 2, 2010 we modified the exercise price of options to purchase 80,000 shares of our common stock previously awarded to David Stein, our former chief operating officer, from $5.00 per share to $1.29 per share as compensation for consulting and advisory services provided by Mr. Stein. The total additional stock-based compensation expense as a result of the modification was $32,604.

During fiscal 2010, no stock options were exercised.

The weighted average remaining contractual life and weighted average exercise price of options outstanding at September 30, 2010, for selected exercise price ranges, are as follows:

Exercise Price	Number of options outstanding	Weighted average remaining contractual life (Years)	Weighted average exercise price	Options Exercisable	Weighted average remaining contractual life (Years)
$1.29	80,000	1.67	$1.29	80,000	1.67
2.25	400	4.06	2.25	400	4.06
2.50	44,000	1.59	2.50	44,000	1.59
5.00	226,000	1.63	5.00	226,000	1.63
7.50	637,000	2.25	7.50	637,000	2.25
10.00	625,000	3.26	10.00	625,000	3.26
15.00	500	2.69	15.00	500	2.69
30.00	760,000	2.33	30.00	760,000	2.33
56.25	80	4.17	56.25	80	4.17
	2,372,980	2.45	$14.83	2,372,980	2.45

CHINA DIRECT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 and 2009 - Continued

Common Stock Purchase Warrants

On June 16, 2009 we sold 2,702,704 shares of our common stock and warrants to purchase up to 1,351,352 shares of common stock to accredited investors. The gross proceeds of this offering were $5,000,000 with offering expenses of $190,000.  The warrants have an exercise price of $2.31 per share and will be exercisable beginning 183 days following the closing date for a period ending on the fifth anniversary of the initial exercise date. The proceeds from this offering were used for general working capital purposes and acquisitions of additional operations in China.

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

As of September 30,2010, warrants to purchase 260,000 shares of our common stock were exercised at a price of $1.14 per share resulting in proceeds to us of $296,400 which were used for working capital purposes.

As of September 30, 2010, warrants to purchase150,000 shares of our common stock at an exercise price of $10.50 per share expired.

A summary of the status of our outstanding common stock purchase warrants granted as of September 30, 2010 and changes during the period is as follows:

	Shares underlying warrants	Weighted average exercise price
Outstanding at December 31, 2008	4,618,312	$8.70
Granted	1,351,352	2.31
Exercised	(60,000)	1.14
Expired	(75,000)	5.00
Outstanding at September 30, 2009	5,834,664	6.95
Adjustment (1)	75,000	5.00
Exercised	(260,000)	1.14
Expired	(150,000)	10.50
Outstanding at September 30, 2010	5,499,664	6.92
Exercisable at September 30, 2010	5,499,664	$6.92

(1) Reflects an adjustment to reverse the cancellation of 75,000 warrants to purchase shares of our common stock at $5.00 per share entered in error in the nine month transition period ended September 30, 2009.

The following information applies to all warrants outstanding at September 30, 2010.

Exercise Price	Number of Warrants outstanding	Weighted average remaining contractual life (Years)	Weighted average exercise price	Warrants Exercisable	Weighted average remaining contractual life (Years)
$1.55	247,500	1.77	$1.55	247,500	1.77
2.31	1,351,352	4.21	2.31	1,351,352	4.21
2.50	50,000	1.17	2.50	50,000	1.17
1.14	50,000	0.92	1.14	50,000	0.92
8.00	1,906,250	2.37	8.00	1,906,250	2.37
10.00	1,894,562	0.95	10.00	1,894,562	0.95
	5,499,664	2.28	$6.92	5,499,664	2.28

CHINA DIRECT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 and 2009 - Continued

NOTE 14 - SEGMENT INFORMATION

The following information is presented in accordance with ASC 280, “Segment Reporting, Disclosure about segments of an Enterprise and Related Information.”  For fiscal 2010, we operated in three reportable business segments as follows:

Magnesium segment:

•	Chang Magnesium;
•	Chang Trading;
•	Excel Rise;
•	Asia Magnesium;
•	Golden Magnesium;
•	Baotou Changxin Magnesium;
•	International Magnesium Trading;
•	International Magnesium Group;
•	Ruiming Magnesium.; and
•	CDI China (Taiyuan Representative Office)

Basic Materials segment:

•	Lang Chemical;
•	Jingkun Zinc;
•	Jixiang Metal;
•	CDI Metal Recycling;
•	CDI Beijing; and
•	CDII Trading.

Consulting segment:

•	China Direct Investments;
•	CDI Shanghai Management; and
•	Capital One Resource.

Our reportable segments are strategic business units that offer different products and services.  Each segment is managed and reported separately based on the fundamental differences in their operations.  Condensed consolidated information with respect to these reportable segments after giving effect to the discontinuance of the operations of Pan Asia Magnesium for fiscal 2010 and the 2009 transition period are as follows:

For fiscal 2010:

(in thousands)	Magnesium	Basic Materials	Consulting	Discontinued Operations	Consolidated
Revenues	$43,789	$58,829	$2,769	$-	$105,387
Revenues - related party	7,356	-	-	-	7356
Total revenues	$51,145	$58,829	$2,769	$-	$112,743
Interest income (expense)	$6	$(117)	$155	$-	$44
Net loss	$(1,610)	$(362)	$(1,601)	$-	$(3,573)
Segment assets	$62,415	$22,988	$10,212	$247	$95,862

CHINA DIRECT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 and 2009 - Continued

For the 2009 transition period:

(in thousands)	Magnesium	Basic Materials	Consulting	Discontinued Operations	Consolidated
Revenues	$15,166	$41,112	$810		$57,088
Revenues - related party	11,542	-	-		11,542
Total revenues	$26,708	$41,112	$810		$68,630
Interest income (expense)	$200	$(12)	$96		$284
Net loss	$(3,411)	$(1,147)	$(17,045)		$(21,603)
Segment assets	$44,858	$17,095	$18,315	247	$80,515

NOTE 15 - FOREIGN OPERATIONS

As of September 30, 2010 and 2009, the majority of our revenues and assets are associated with subsidiaries located in the PRC. Assets at September 30, 2010 and revenues for fiscal 2010 were as follows:

	September 30, 2010
(in thousands)	United States	People’s Republic of China	Discontinued Operation	Total
Revenues	$3,588	$101,799	$-	$105,387
Revenues – related party	-	7,356	-	7,356
Total revenues	$3,588	$109,155	-	$112,743
Identifiable assets at September 30, 2010	$10,733	$84,882	247	$95,862

Assets at September 30, 2009 and revenues for the 2009 transition period were as follows:

	September 30, 2009
(in thousands)	United States	People’s Republic of China	Discontinued Operation	Total
Revenues	$805	$56,283	$-	$57,088
Revenues – related party	-	11,542	-	11,542
Total revenues	$805	$67,825	-	$68,630
Identifiable assets at September 30, 2009	$10,212	$70,057	247	$80,516

NOTE 16 - DISCONTINUED OPERATIONS

In February 2007, we acquired a 51% interest in CDI Magnesium in exchange for 25,000 shares of our common stock valued at $100,000. The fair value of our common stock was based on its value of $4.00 per share on February 6, 2007. Since its inception, CDI Magnesium had no operations and on October 10, 2009, its board of directors elected to dissolve the company and distribute its assets to its shareholders or otherwise dispose of the assets upon agreement among its shareholders.

On September 29, 2009 our board of directors committed to a plan to sell our interest in Pan Asia Magnesium.
As of September 30, 2009 we had discontinued the operations of Pan Asia Magnesium Co., Ltd. and CDI Magnesium Co. Ltd.  The assets and liabilities of both of the discontinued subsidiaries are reflected as “Discontinued Operations” in the consolidated balance sheets at September 30, 2010 and 2009.  We established a $7.4 million reserve for a loss from discontinued operations reflecting our entire investment in Pan Asia Magnesium in the transition period ended September 30, 2009.  See Note 19 – Commitments and Contingencies - Contingencies.  As of September 30, 2010, we maintained an accrued liability for any probable future legal expenses that may be incurred for the disposition of Pan Asia Magnesium in the amount of $300,000.  The assets of CDI Magnesium consisted of $51,345 in current assets, $196,078 in long-lived assets, and $247,423 in total equity, including $97,423 attributable to non-controlling interests.

CHINA DIRECT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 and 2009 - Continued

The following tables set forth the components of the discontinued operations for as of September 30, 2009 transition period.

September 30, 2009
(in thousands)
Revenues	949
Cost of revenues	1,353
Gross profit	(404)
Selling, general, and administrative	344
Operating income	(748)
Other expenses	(447)
Net loss before income tax and noncontrolling interests	(1,195)
Income tax expenses	-
Net loss before noncontrolling interests	(1,195)
Noncontrolling interests	585
Net loss	(610)

Summarized Balance Sheet of Discontinued Operations

Pan Asia Magnesium

September 30, 2009
(in thousands)
Investment	$7,346
Adjustments	(284)
Provisional reserve	7,062
Accrual on costs of disposal	(300)
Total reserve: discontinued operations	7,362

CDI Magnesium

September 30, 2009
(in thousands)
Current assets	$51
Long-lived assets	$196
Equity	$150
Noncontrolling interests	$97

NOTE 17 – INCOME TAXES

Our income (loss) in the U.S. is subject to applicable Federal, State, and Local tax statues.  Our income (loss) in China is subject to taxation in the Peoples Republic of China concerning Foreign Investment Enterprises and Foreign Enterprises and local income tax laws (the “PRC Income Tax Laws”). Pursuant to the PRC Income Tax Laws, unless special tax incentives are granted, all enterprises in China are subject to taxation at a statutory rate of 25%.

CHINA DIRECT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 and 2009 - Continued

The components of (loss) income for fiscal 2010 and the 2009 transition period before income tax consisted of the following:

Description	September 30, 2010	September 30. 2009

U.S. Operations	$(3,308,829)	$(15,769,618)
China Operations	(207,334)	(5,832,529)
Discontinued Operations	-	(8,556,806)
Total (loss) income	$(3,516,163)	$(30,158,953)

The tax (expense) and benefit for income taxes for fiscal 2010 and the 2009 transition period is composed of the following:

Description	September 30. 2010	September 30. 2009

Current:
Federal	$25,000	$195,219
State	-	-
Chinese Operations	(81,675)	(174,054)
Total provision	(56,675)	21,165
Deferred:
Federal	-	-
State	-	-
Total provision	-	-
Grand total	$(56,675)	$21,165

The table below summarizes the reconciliation of our income tax (expense) benefit computed at the federal statutory rate and the actual tax provision for fiscal 2010 and the 2009 transition period as follows:

Description	2010	2009

Income tax benefit at Federal statutory rate	$1,230,657	$11,540,301
State income tax benefit, net of Federal benefit	126,582	1,187,002
US and state tax rate in excess of China tax rate	(196,905)	(1,846,448)
China reduced tax rate zones	(150,095)	(4,666,647)
Increase in valuation account	(1,066,914)	(6,193,043)
Income tax (expense) benefit	$(56,675)	$21,165

CHINA DIRECT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 and 2009 - Continued

NOTE 18 - STATUTORY RESERVES

We are required to make appropriations to statutory surplus reserve, based on after-tax net income determined in accordance with generally accepted accounting principles of the People’s Republic of China (the “PRC GAAP”).  Appropriation to the statutory surplus reserve should be at least 10% of the after tax net income determined in accordance with the PRC GAAP until the reserve is equal to 50% of the entities’ registered capital or members’ equity.  For fiscal 2010 and the 2009 transition period, statutory reserve activity for the magnesium segment is as follows and is included in retained earnings:

	Chang	Golden	Langyuan	CDI
	Magnesium	Magnesium	Chemical	Beijing	Total
Balance – December 31, 2008	$1,140,211	$91,072	$29,508	$29,727	$1,290,518
(Reduction) Addition to statutory reserves	(398,755)	45,067	5,545	(6,907)	(355,050)
Balance – September 30, 2009	741,456	136,139	35,053	22,820	935,468
(Reduction) Addition to statutory reserves	(57,643)	32,431	10,741	15,266	795
Balance – September 30, 2010	$683,813	$168,570	$45,794	$38,086	$936,263

The following subsidiaries of China Direct in China had an accumulated deficit and no statutory reserves were on their books as of September 30, 2010:

CDI Shanghai Management;
Ruiming Magnesium;
CDI China (Taiyuan Representative Office);
Baotou Changxin Magnesium;
CDI Metal; and
Jingkun.

NOTE 19 - COMMITMENTS AND CONTINGENCIES

Leases

We entered into an office lease agreement for our corporate offices in Florida at an annual expense of $234,936. The term of the lease is from March 1, 2008 through February 28, 2013.

CDI Shanghai Management entered into an office lease agreement with an annual lease expense of $96,176. The term of the lease is from January 1, 2011 through December 31, 2011.

 CDI Metal Recycling operates from a 14,000 square foot manufacturing and office space located at 1258 Nangang Road, Nanhui District, Shanghai, China. The term of the lease is from January 2008 to December 2017 for a commitment of approximately $17,000 annually.

CDI Beijing leases approximately 1,654 square foot office space located in Beijing, China for an annual expense of approximately $20,500 pursuant to a lease that expires in March 2011.

CDI China leases an approximately 1,350 square foot office in Taiyuan, China for an annual expense of approximately $15,700 pursuant to a lease agreement that will expire in December 2010.

CHINA DIRECT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 and 2009 - Continued

Future minimum rental payments required under the leases as discussed herein are as follows:

Period	Total
Period Ended December 31, 2011	374,062
Period Ended December 31, 2012	279,905
Period Ended December 31, 2013	114,890
Period Ended December 31, 2014	17,000
Period Ended December 31, 2015	17,000
Total	$841,106

Thereafter	$38,250

Contingencies

On November 19, 2010, our subsidiary CDI China, Inc. filed an Application for Arbitration with the China International Economic and Trade Arbitration Commission,  Beijing Office, 6/F, CCOIC Building, No.2 Huapichang Hutong, Xicheng District, Beijing, 10035, China, Case No. (2010) CIETAC Beijing [021100], against Shanxi Jinyang Coal & Coke (Group) Co., Ltd. and Tian Runlian seeking to terminate the November 1, 2007 Joint Venture Agreement entered into among CDI China, Inc. (“CDI China”), Shanxi Jinyang Coal & Coke (Group) Co., Ltd. (“Shanxi Jinyang Coal”) and Tian Runlian (“Runlian”) to form Pan Asia Magnesium, Ltd. (“Pan Asia”). Shanxi Jinyang Coal and Runlian are the noncontrolling shareholders of our subsidiary Pan Asia Magnesium

The application for arbitration alleges that Shanxi Jinyang Coal and Runlian breached the November 1, 2007 Joint Venture Agreement, among other things, and seeks termination of the Joint Venture Agreement, arbitration fees and legal fees from Shanxi Jinyang Coal and Runlian. If the arbitration panel rules in our favor, termination of the Joint Venture Agreement would result in the dissolution of Pan Asia Magnesium in addition to the other remedies sought in that proceeding.

On December 21, 2010 we withdrew the application for the arbitration in conjunction with our discussions with a third party to sell our 51% ownership in Pan Asia Magnesium.  While there is no assurance we will be able to complete a sale of our interest in Pan Asia Magnesium or the amounts we may ultimately realize on a sale of our interest, if any, we may re-file our application for arbitration at any time.

Although we intend to vigorously pursue this arbitration proceeding and cannot predict its outcome, we established a $7.4 million loss reserve in December 2009. Furthermore, litigation is subject to inherent uncertainties and unfavorable rulings could occur. An unfavorable ruling could include monetary damages against us. Were an unfavorable ruling to occur, there exists the possibility of a material adverse impact on the business or results of operations for the period in which the ruling occurs or future periods.

Our dispute with the noncontrolling shareholders of Pan Asia Magnesium and Mr. Zhao also involves their claim that in connection with our October 2007 acquisition of Pan Asia Magnesium we should have used the equity method of accounting rather than consolidation. They also claim we failed to disclose certain assets owned by, and obligations of, Shanxi Jinyang that were improperly included in our consolidated financial statements for fiscal 2007 and fiscal 2008. We believe the noncontrolling shareholders’ claims against us are without merit and were made to justify their refusal to allow us to conduct our audit for the 2009 transition period, among other improper purposes.  In addition, we believe that the noncontrolling shareholders and Mr. Zhao became non-responsive to us as a result of the September 29, 2009 decision of our board of directors to commit to a plan to focus our magnesium production efforts with our key Chinese partner, Yiwei Magnesium, a related party, and sell our interest in Pan Asia Magnesium and present it as a discontinued operation beginning with our financial statements for the nine month transition period ended September 30, 2009.  On December 29, 2009 our audit committee approved the establishment of a $7.4 million reserve for a contingent loss from discontinued operations reflecting our entire investment in Pan Asia Magnesium and an estimate for legal fees.

Other than as described above, we believe there are currently no litigation or legal or administrative proceedings pending against us that are likely to have, individually or in the aggregate, a material adverse effect on our business or our results of operations.

NOTE 20 – SUBSEQUENT EVENTS

We have evaluated subsequent events through December 22, 2010, which is the date the financial statements were issued, and has concluded that no such events or transactions took place which would require disclosure herein.