Form 10-K/A
period 2010-09-30
China Direct Industries, Inc.
filed 2011-01-28
CIK 1088787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
(Mark One)
Form 10-K/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  ☐ Yes ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. $40,379,947 on March 31, 2010.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 34,984,645  shares of common stock are issued and outstanding as of January 26, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 on Form 10-K/A (the “Amendment”) is to amend and restate Part III, Items 10 through 14, of the previously filed Annual Report on Form 10-K of China Direct Industries, Inc. for the year ended September 30, 2010, filed with the Securities and Exchange Commission on December 23, 2010 (the “Original Form 10-K”), to include information previously omitted in reliance on General Instruction G to Form 10-K, which provides that registrants may incorporate by reference certain information from a definitive proxy statement prepared in connection with the election of directors.  We have elected to include such Part III information by amendment to the Original Form 10-K rather than by incorporation by reference to the proxy statement.  Accordingly, Part III of the Original Form 10-K is hereby amended and restated as set forth in this Amendment.

There are no other changes to the Original Form 10-K other than those set forth in this Amendment..  This Amendment does not reflect events occurring after the filing of the Original Form 10-K, nor does it modify or update disclosures therein in any way other than as required to reflect the amended sections of the Original Form 10-K as set forth in this Amendment.  Among other things, forward-looking statements made in the Original Form 10-K have not been revised to reflect events that occurred or facts that became known to us after the filing of the Original Form 10-K, and such forward-looking statements should be read in their historical context.

i

ii

INDEX OF CERTAIN DEFINED TERMS USED IN THIS REPORT

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

•	“IMTC” or “International Magnesium Trading”, refers to International Magnesium Trading Corp., a company organized under the laws of Brunei and a 100% owned subsidiary of CDI China.
•	“Ruiming Magnesium”, refers to Taiyuan Ruiming Yiwei Magnesium Co., Ltd., a company organized under the laws of the PRC and an 80% majority owned subsidiary of CDI China.
•	“Lang Chemical”, refers to Shanghai Lang Chemical Co., Ltd. a company organized under the laws of the PRC and a 51% owned subsidiary of CDI China;
•	“CDI Beijing” refers to CDI (Beijing) International Trading Co., Ltd., a company organized under the laws of the PRC and a 51% owned subsidiary of CDI Shanghai Management.
•	“China Direct Investments”, refers to China Direct Investments, Inc., a Florida corporation, and a wholly owned subsidiary of China Direct;

iii

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Set forth below are the names and ages of our directors and executive officers and their principal occupations at present and for at least the past five years. Our directors are elected to serve until the next annual meeting of stockholders and until their respective successors have been duly elected and qualified. Our executive officers are appointed by our Board and serve until their successors have been duly appointed and qualified. There are, to our knowledge, no agreements or understandings by which these individuals were so selected. No family relationships exist between any directors or executive officers, as such term is defined in Item 402 of Regulation S-K promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Board has adopted independence standards for directors that conform to the standards required by the Nasdaq Marketplace Rule for listed companies. Based on our independence standards, the Board has affirmatively determined that all of its directors other than Yuejian (James) Wang, Ph.D and Yuwei Huang are independent.

Name	Age	Position with the Company
Yuejian (James) Wang, Ph.D	49	Chief Executive Officer, President and Chairman of Board
Yuwei Huang	55	Executive Vice President – Magnesium and Director
David M. Barnes	69	Director
Sheldon Steiner	78	Director
Philip Y. Shen, Ph.D.	67	Director
Adam Wasserman	47	Director

Business Experience of Directors

Dr. Wang has served as our CEO and Chairman of the board since August 2006. Dr. Wang, a co-founder of China Direct Investments, has served as its CEO and Chairman of its board since its inception in January 2005. Dr. Wang has also been a member of the board of CIIC Investment Banking Services (Shanghai) Company Limited from June 2004 to 2007. From 2001 to 2004, he was President and Chairman of the board of Jiangbo Pharmaceuticals, Inc. (formerly Genesis Pharmaceuticals Enterprises, Inc.) (NASDAQ: JGBO). From 2000 until 2001, Dr. Wang was President, Chief Operating Officer and director of China Net & Technologies, Inc., a technology firm. From 2000 until 2001, Dr. Wang was Vice President, Chief Operating Officer and director of Ten Sleep Corporation, a California-based integrated Internet company that acquired and licensed technology, identified, acquired and developed development-stage technology and service entities and focused on the internet infrastructure market-PC, application-ready devices. From January 2000 until November 2000, Dr. Wang was President of Master Financial Group, Inc., a St. Paul, Minnesota-based company which was a wholly-owned subsidiary of Ten Sleep Corporation that provided consulting services for small private and public entities in the area of corporate finance, investor relations and business management. Between 1997 and 2000, Dr. Wang was a research scientist and Assistant Professor, Lab Director at the University of Minnesota, School of Medicine. Dr. Wang received a Bachelor of Science degree from the University of Science and Technology of China in He Fei, China in 1985, a Master of Science Degree from the Shanghai Second Medical University, Shanghai, China in 1988, and his Ph.D. degree from the University of Arizona in 1994.

As the founder and Chief Executive Officer of our company, Dr. Wang brings our board his considerable experience in corporate finance in the U.S. capital markets and identifying and acquiring China based companies poised for growth.   He also brings the experience of managing a company with operations in the U.S. and China.

Mr. Huang has served as our Executive Vice President – Magnesium since February 2009 and as Chief Executive Officer of our subsidiary, Chang Magnesium, since June 2006. Mr. Huang also serves as General Manager of Taiyuan YiWei Magnesium Industry Co., Ltd. (“YiWei Magnesium”) since founding the company in 1999 and serves in various positions with its affiliated entities including Vice Chairman of Shanxi Golden Trust YiWei Magnesium Industry Co., Ltd. since 2002, Vice Chairman of Taiyuan Qingcheng YiWei Magnesium Industry Co., Ltd. since 2001, Vice Chairman and General Manager of Taiyuan Minwei Magnesium Industry Co., Ltd. since 2000, General Manager of Taiyuan YiWei Magnesium Factory since 1998 and Chairman of Shangxi NiChiMen YiWei Magnesium Co., Ltd. since 1994. YiWei Magnesium, a minority owner of Chang Magnesium, owns interests in seven magnesium factories, a magnesium alloy factory and a magnesium powder desulphurization reagent factory, all located in China.

With his vast experience in developing and operating a variety of businesses engage in the production of magnesium and related products in China,  Mr. Huang provides our board with technical and operational expertise as well as the benefit of his significant knowledge of all aspects of the production and sale of magnesium and various related products.

Mr. Barnes is a certified public accountant and has been a member of our board since April 2007. Mr. Barnes is the chairman of our audit committee and serves on our compensation committee, nominating committee and corporate governance committee. Mr. Barnes brings over 44 years experience working with both public and private companies. Since December 2008, Mr. Barnes has been the President and since February 2009 has been the Chief Executive Officer and Chairman of the Board of Directors of MDwerks, Inc. (MDWK:OTCBB). Mr. Barnes had served as the audit committee chairman and a member of the compensation committee of the board of MDwerks, Inc. from November 2005 until December 2008. MDwerks, Inc. marketed digital pens and associated software and customer service through July 2010 and is now currently seeking new product lines. From April 1996 through July 2006, Mr. Barnes served as Executive Vice President, Chief Financial Officer and a director of Solar Thin Films, Inc. (OTCBB:SLTZ) (formerly American United Global, Inc., (OTCBB:AUGB). From 2002 to February 2009, Mr. Barnes was a consultant to management of numerous companies.  In this role, from May 2006 to November 2007, Mr. Barnes was Chief Financial Officer and a director of Cyber Defense Systems, Inc. (OTCBB:CYDF), a designer and builder of manned and unmanned surveillance airships. From March 2006 to June 2008, Mr. Barnes was the Chief Financial Officer of Neah Power Systems, Inc. (OTCBB:NPWS), a developer of porous silicon based fuel cells. In addition, Mr. Barnes was a director of Echometrics, Inc. (formerly Searchhelp, Inc.) from April 2005 to February 2009 (OTCBB:EHMI), Thinkpath, Inc. from May 2005 to February 2009 (OTCBB:THPHF) and Medical Solutions Management, Inc. from December 2007 to December 2008 (OTCBB: MSMT). Thinkpath, Inc. filed for protection under Chapter 11 of the U.S. Bankruptcy code in March 2008. Mr. Barnes began his career as an auditor for the accounting firm of Laventhol & Horwath and is a graduate of C.W. Post College.

With his prior experience in accounting and as the chief financial officer and other executive positions with both private and public companies, Mr. Barnes brings our board significant financial, accounting and business expertise.

            Mr. Steiner has been a member of our board since April 2007. Mr. Steiner is Chairman of the compensation committee and a member of the audit committee and nominating and corporate governance committee.  Mr. Steiner has over 52 years of both public and private accounting experience. From October 2008 to February 2010, Mr. Steiner served as a member of the board of directors of MDwerks, Inc. (MDWK:OTCBB).  From 2003 to 2005 Mr. Steiner served as a managing director for American Express Tax and Business Services, Inc. From 2003 to 2007 Mr. Steiner was a principal of Millward & Co. CPAs. From 2006 to 2007 Mr. Steiner was a managing director of RSM McGladrey.  Mr. Steiner currently serves as a Senior Vice President at Valley Bank in south Florida and is a member of the Fort Lauderdale Chamber of Commerce Trustees and the Broward Economic Development Council.  He is a graduate of the City College of New York.

With his prior accounting and management experience with both private and public companies, Mr. Steiner brings our board significant financial, accounting and business expertise.

Dr. Shen possesses three decades of high level experience in international sales and marketing, manufacturing, mergers/acquisitions, cross border investment, combined with his cultural background and fluency in Chinese dialects.  For more than the past 20 years, Dr. Shen has held numerous positions with Leggett and Platt, Inc., a Fortune 500 Company that manufactures a broad variety of engineered components and products for customers worldwide.  Prior to his retirement at Leggett and Platt, Inc., Dr. Shen held the position of president of its Asia Pacific operations where he was responsible for business development, sales and marketing, sourcing and manufacturing, mergers and acquisitions, licensing and cross-cultural negotiations in the company’s Asia Pacific region.  Since his retirement in 2008, Dr. Shen has been engaged in international consulting representing clients in the area of cross-border investment and marketing.  In addition, since 2004, Dr. Shen has published a monthly publication, China Insights, which reports on a variety of topics important to business development and bi-directional trade.  Dr. Shen earned a Ph.D. degree in biochemistry from Western Michigan University in 1971.

With his vast experience in international business and cross-border investments with companies operating worldwide, particularly in Asia,  Dr. Shen provides our board with significant business and executive level management expertise.

Mr. Wasserman is a certified public accountant and has served as a member of our board since January 2010.  Since November 1999, Mr. Wasserman has been the chief executive officer of CFO Oncall, Inc. and CFO Oncall Asia, Inc. (collectively “CFO Oncall”), a Weston, Florida based provider of accounting services specializing in Securities and Exchange Commission financial reporting, budgeting and planning, mergers and acquisitions, audit preparation services, accounting, automated systems, banking relations and internal controls. Through CFO Oncall, Mr. Wasserman has served as the chief financial officer of Transax International Limited since May 2005, Gold Horse International, Inc. since July 2007 and Oriental Dragon Corp. since July 2010. Mr. Wasserman has also served as the chief financial officer of a number of private and public companies at various times from 1999 through 2009 through CFO Oncall. From June 1991 to November 1999 Mr. Wasserman was a Senior Audit Manager at American Express Tax and Business Services, in Fort Lauderdale, Florida where his responsibilities included supervising, training and evaluating senior accounting staff members, work paper review, auditing, maintaining client relations, preparation of tax returns and financial statements. From September 1986 to May 1991, Mr. Wasserman was employed by Deloitte & Touche, LLP where his assignments included public and private company audits and Securities and Exchange Commission reporting, tax preparation and planning, management consulting, systems design, staff instruction and recruiting. Mr. Wasserman is a member of the American Institute of Certified Public Accountants, a director, treasurer and executive board member of the Gold Coast Venture Capital Association and is a director and audit committee member of the publicly held company Bohai Pharmaceuticals Group, Inc. since July 2010. Mr. Wasserman holds a Bachelor of Science Degree from the State University of New York at Albany.

With his prior accounting experience with both private and public companies and in particular, his experience working with companies with significant operations in China, Mr. Wasserman brings our board significant financial and accounting expertise.

Executive Officers

Executive officers of our company, and their ages as of the date of this report, are as follows:

Name	Age	Position with the Company
Yuejian (James) Wang, Ph.D	49	Chairman, President and Chief Executive Officer
Yuwei Huang	55	Executive Vice President - Magnesium
Andrew X. Wang	48	Executive Vice President and Chief Financial Officer
Lazarus Rothstein	53	Executive Vice President, General Counsel and Secretary

            See section entitled “Business Experience of Directors” above, for a brief description of the business experience and educational background of Dr. Wang and Mr. Huang.

Mr. Wang has served as our Executive Vice President and Chief Financial Officer since December 2009 and from August of 2009 through early December 2009 as a consultant to us.  As a consultant, Mr. Wang was responsible for overseeing the financial management of our subsidiaries in China. Prior to joining us, from 2006 to 2008, Mr. Wang served as International Accounting and Project Manager for Healthways, Inc. (NASDAQ: HWAY) a multinational company where he oversaw general ledger accounting, month-end closing, foreign currency translations, consolidation, and financial reporting over all subsidiaries and controlled entities outside the United States. From 2002 to 2006, Mr. Wang served as International Finance Manager for Adtran, Inc, (NASDAQ: ADTN), a telecommunication and network equipment manufacturer, where his responsibilities included overhauling and overseeing all global accounting and financial reporting, taxation, trade finance, banking, foreign currency transactions, and other treasury operations. Mr. Wang has held various financial and business development positions from 1986 through 2002 including having served as Vice President of International Operations at Oracle Communications Corp. from 1996 to 2000, where he was responsible for providing strategic advisory services on merger and acquisition activities for News Corp. (NASDAQ: NWS) and its Satellite Television Asia Region (STAR) in Beijing, China. From 1988 to 1996 Mr. Wang served as Business Development Manager for WBA, Inc., a multinational company with offices in China, where his responsibilities included the management of OEM relationships with companies including General Electric and Sylvania. During his tenure at WBA, Inc. Mr. Wang helped secure one of China’s first large scale governmental contracts in North America. Mr. Wang is a Certified Public Accountant and received a Masters Degree in Business Administration from Pepperdine University in 2001. Mr. Wang also received a Bachelor of Arts Degree from the University of Southern California in 1986.

Mr. Rothstein has served as our Executive Vice President, General Counsel and Secretary since February 2009 and as our Vice President, General Counsel and Secretary since April 2008. From 2003 to 2006, Mr. Rothstein was an Assistant General Counsel at Elizabeth Arden, Inc. a global prestige fragrance and beauty products company. From 2001 to 2003, Mr. Rothstein was a Senior Corporate Counsel at The Sports Authority, Inc., a national full line sporting goods retailer. From 2000 to 2001, Mr. Rothstein was Vice President and General Counsel at Daleen Technologies, Inc., a billing and customer care software provider. From 1996 to January 2000, Mr. Rothstein was General Counsel at Let’s Talk Cellular and Wireless, Inc., a wireless communications retailer. In 2007 and 2008 prior to joining China Direct and prior to 1996, Mr. Rothstein was engaged in the private practice of law. Mr. Rothstein received a Bachelors of Science degree in Accounting from Florida State University in 1980 and a Juris Doctor Degree from Nova Southeastern University Law School in 1983.

Compliance with Section 16(a) of the Exchange Act

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(d) of the Securities Exchange Act of 1934 during the fiscal year ended September 30, 2010 and Forms 5 and amendments thereto furnished to us with respect to the fiscal year ended September 30, 2010, as well as any written representation from a reporting person that no Form 5 is required, we are not aware that any officer, director or 10% or greater shareholder failed to file on a timely basis, as disclosed in the aforementioned Forms, reports required by Section 16(a) of the Securities Exchange Act of 1934 during the fiscal year ended September 30, 2010 with the exception of two Form 4 filings by David Barnes in connection with three sales and one Form 3 filing by Adam Wasserman in connection with his appointment as a director of our company and two Form 4’s in connection with one stock compensation award and one sale. Each of these reports were inadvertently filed late.

Board Committees

The board has standing audit, compensation and nominating and corporate governance committees. Information concerning the current membership and function of each committee is as follows:

Board of Directors Committee Membership
Director	Audit Committee Member	Compensation Committee Member	Nominating and Governance Committee Member
Yuejian (James) Wang, Ph.D.
David Barnes	X(1)	X	X
Sheldon Steiner	X	X(1)	X(1)
Yuwei Huang
Philip Y. Shen, Ph.D.	X	X	X
Adam Wasserman (2)	X
———————

(1)	Denotes Chairman.
(2)	Appointed as a director effective January 13, 2010.

Audit Committee. The audit committee is responsible to the board for the areas of audit and compliance, and oversees our financial reporting process, including monitoring the integrity of the financial statements and the independence and performance of the registered public accounting firm and supervises our compliance with legal and regulatory requirements. The current members of the audit committee are Messrs. Barnes (Chairman), Steiner and Wasserman and Dr. Shen. The board has determined that each of Messrs. Barnes, Steiner and Wasserman are “audit committee financial experts” as defined under Securities and Exchange Commission rules. The board has affirmatively determined that none of the members of the audit committee have a material relationship with us that would interfere with the exercise of independent judgment and each of the members of the audit committee are “independent” as defined in Rule 5605(a)(2) of the Nasdaq Marketplace Rules. The audit committee held six meetings and took action by written consent one time during fiscal 2010.

Compensation Committee. The compensation committee is responsible for establishing and reviewing our compensation and employee benefit policies.  The members of the compensation committee are Messrs. Steiner (Chairman) and Barnes and Dr. Shen, each of whom are “independent” directors within the meaning of the applicable Securities and Exchange Commission and Nasdaq Marketplace Rules.

The compensation committee reviews and recommends to the board for approval the compensation for our Chief Executive Officer and all of our other executive officers, including salaries, bonuses and grants of awards under, and administration of, our equity incentive plans.  The compensation committee, among other things, reviews and recommends to the board employees to whom awards will be made under our equity incentive plans, determines the number of options or shares of restricted common stock to be awarded, and the time, manner of exercise and other terms of the awards. During fiscal 2010 the compensation committee took action by written consent one time.

Compensation Committee Interlocks and Insider Participation. During fiscal 2010, each of Messrs. Steiner and Barnes and Dr. Shen were the members of the compensation committee; Mr. Steiner served as the Chairman of the committee.

Each of Messrs. Steiner and Barnes and Dr. Shen:

•	was not, during the fiscal year ended September 30, 2010, an officer or employee of our company,
•	was not formerly an officer or employee of our company, or
•	did not have any relationship requiring disclosure by us under Certain Relationships and Related Transactions appearing in Item 13 of this report.

Nominating and Governance Committee. The nominating and corporate governance committee was formed: (1) to assist the board by identifying individuals qualified to become board members, and to recommend for selection by the board the director nominees to stand for election for the next annual meeting of our shareholders; (2) to recommend to the board director nominees for each committee of the board; (3) to oversee the evaluation of the board and management, and (4) to develop and recommend to the board a set of corporate governance guidelines and enhancements to the Code of Business Conduct and Ethics.

Nasdaq Marketplace Rules require director nominees to be either selected, or recommended for the board of directors’ selection, either by a majority of our independent directors or our nominating and corporate governance committee.  The nominating and corporate governance committee is responsible for selecting those individuals to recommend to the entire board of directors for election to the board.  The committee will consider candidates for directors proposed by security holders.  The nominating and corporate governance committee has no formal procedures for submitting candidates and, until otherwise determined, accepts written submissions that include the name, address and telephone number of the proposed nominee, along with a brief statement of the candidate’s qualifications to serve as a director.  If the proposed nominee is not the security holder submitting the name of the candidate, a letter from the candidate agreeing to the submission of his or her name for consideration should be provided at the time of submission.  If the committee believes it to be appropriate, committee members may meet with the proposed nominee before making a final determination whether to recommend the individual as a nominee to the entire board of directors to stand for election to the board.

The nominating and corporate governance committee identifies director nominees through a combination of referrals, including by management, existing board members and security holders, and direct solicitations, where warranted.  Once a candidate has been identified the nominating and corporate governance committee reviews the individual’s experience and background, and may discuss the proposed nominee with the source of the recommendation.

Among the factors that the committee considers when evaluating proposed nominees are their knowledge and experience in business matters, finance, capital markets and mergers and acquisitions.  The committee may request references and additional information from the candidate prior to reaching a conclusion.  The committee is under no obligation to formally respond to recommendations, although as a matter of practice, every effort is made to do so.

The nominating and corporate governance committee received no security holder recommendations for nomination to the board in connection with the annual meeting of shareholders. Drs. Wang and Shen and Messrs. Barnes, Steiner, Huang and Wasserman are incumbent directors standing for reelection.

During fiscal 2010 the nominating and corporate governance committee met one time.

Code of Ethics and Committee Charters

Our board of directors has also adopted a formal code of conduct that applies to all of our employees, officers and directors. The latest copy of our Code of Business Conduct and Ethics, as well as the charters of the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee of the board are available in the “Investor Relations – Corporate Governance” section of our website at www.cdii.net.  Any person may obtain a copy of the Code of Business Conduct and Ethics, without charge, by writing to China Direct Industries, Inc., 431 Fairway Drive, Suite 200, Deerfield Beach, FL 33441, Attn: Secretary.

ITEM 11.	EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table summarizes all compensation recorded by us in fiscal 2010 and fiscal 2009:

•	our principal executive officer or other individual serving in a similar capacity during fiscal 2010;
•	our two most highly compensated executive officers other than our principal executive officer who were serving as executive officers at September 30, 2010 whose compensation exceed $100,000; and
•	up to two additional individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer at September 30, 2010.

For definitional purposes these individuals are sometimes referred to as the “named executive officers” as that term is defined under Rule 3b-7 of the Securities Exchange Act of 1934. The value attributable to any stock or option awards is computed in accordance with ASC Topic 718 (formerly FAS 123R).  None of our named executive officers received compensation in the form of Non-Equity Incentive Plan Compensation, Nonqualified Deferred Compensation Earnings, or any other forms of compensation in excess of the $10,000 in the aggregate in fiscal 2010 and 2009.  The amounts reflected in columns (d) and (e) represent the dollar amount recognized for financial statement reporting purposes with respect to fiscal 2010 and 2009 for the fair value of securities granted in each respective year in accordance with ASC Topic 718. Pursuant to Securities and Exchange Commission rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions.  Our methodology, including its underlying estimates and assumptions used in calculating these values, is set forth in Note 2 to our audited financial statements included in our annual report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended September 30, 2010. These amounts reflect our accounting expense for these awards, and do not correspond to the actual value that may be realized upon exercise.

Name and principal position (a)	Year (b)(1)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Total ($) (j)
Yuejian (James) Wang, Ph.D. (2)	2010	487,500	-	193,461	-	680,961
	2009	337,500		24,600	-	362,100

Andrew X. Wang (3)	2010	161,802	-	15,556	-	177,358
	2009	-	-	-	-	-

Yuwei Huang (4)	2010	289,000	-	-	-	289,000
	2009	120,000	480,000	-	-	600,000

Lazarus Rothstein (5)	2010	180,000	-	50,851	-	230,851
	2009	135,000	-	52,461	-	187,461

Footnotes to Summary Compensation Table.
———————
(1)
Effective August 13, 2009, we changed our fiscal year end from December 31 to September 30.  As a result of this change, “fiscal 2009” refers to the nine-month transition period from January 1, 2009 through September 30, 2009. “fiscal 2010” refers to the twelve month period from October 1, 2009 through September 30, 2010.

(2)
Dr. Wang has served as our Chief Executive Officer, President and Chairman since January 2009. From August 2006 through December 2008 Dr. Wang served as Chief Executive Officer. The amounts in column (e) represent the fair value of 213,700 shares of stock granted on February 26, 2010 and 31,450 shares granted on April 27, 2010 pursuant to the 2008 Executive Stock Incentive Plan.

(3)
Mr. Wang was appointed as our Chief Financial Officer on December 23, 2009 and from August of 2009 through December 2009 was a consultant to us.  The amounts in column (e) represent the fair value of 11,729 shares of stock granted during fiscal 2010 pursuant to the 2008 Executive Stock Incentive Plan and the 2008 Non Executive Stock Incentive Plan. Mr. Wang was not a named executive officer in fiscal 2009 and part of fiscal 2010.

(4)
Mr. Huang has served as Executive Vice President – Magnesium since February 2009 and as Chief Executive Officer of our subsidiary Chang Magnesium since June 2006.  In fiscal 2010 and fiscal 2009 Mr. Huang’s base salary from Excel Rise was $240,000 per year which is accrued at the rate of $20,000 per month and from IMTC is $7,000 per month. In addition, in fiscal 2009 Mr. Huang was awarded a bonus from Excel Rise in the amount of $480,000. The amount of salary paid to Huang in fiscal 2010 and fiscal 2009 was $19,121 and $55,838, respectively.  The balance of Mr. Huang’s base salary and bonus have been accrued.

(5)
Mr. Rothstein has served as Executive Vice President, General Counsel and Secretary since February 2009 and as Vice President, General Counsel and Secretary since April 2008. For fiscal 2010 the amounts reflected in column (e) represent the fair value of 16,985 shares of restricted stock awarded on April 27, 2010 pursuant to the 2008 Executive Stock Incentive Plan which vested on May 17, 2010 and 10,000 shares of common stock awarded on May 18, 2010 and for fiscal 2009 the amounts reflected in column (e) represent the fair value of 13,903 shares of restricted stock that are part of a grant of 5,700 on June 1, 2008 and 14,300 shares on January 12, 2009 pursuant to the 2008 Non Executive Stock Incentive Plan which vest 5,000 shares on June 1, 2009, September 1, 2009, January 1, 2010 and April 1, 2010.

Outstanding Equity Awards at Year End

The following table provides information concerning unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding at September 30, 2010:

	OPTION AWARDS					STOCK AWARDS
Name (a)	Number of Securities Underlying Unexercised options (#) (b)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock that have not Vested (#) (g)(1)	Market Value of Shares or Units of Stock that have not Vested ($) (h)(2)		Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or other Rights that have not Vested ($) (j)
Yuejian (James) Wang	500,000			7.50	1/1/2013	53,425	$85,480	(3)
	500,000			10.00	1/1/2014

Andrew X. Wang	-	-	-	-	-	-	-		-	-

Yuwei Huang	-	-	-	-	-	-	-		-	-

Lazarus Rothstein	-	-	-	-	-	-	-		-	-

(1)	This column reflects the number of shares of our restricted common stock awarded to the respective named executive officer that had not yet vested as of September 30, 2009.
(2)	Determined based on the closing market price of our common stock on September 30, 2010, the last trading day in fiscal year ended September 30, 2010, of $1.21 per share.
(3)	Number of shares reflects 53,425 shares of restricted common stock which vest on October 1, 2010.

Executive Employment Agreements and Narrative Regarding Executive Compensation

Yuejian (James) Wang

On August 6, 2008 our board approved, based on the recommendation of the compensation committee, an employment agreement with Dr. Wang effective as of August 1, 2008.  Dr. Wang’s August 1, 2008 employment agreement expires on December 31, 2013 and provides for, among other things, payment of a base salary which increases annually at fixed amounts, eligibility to receive an annual incentive bonus, a discretionary bonus if approved by our board based on a recommendation of the compensation committee, participation in certain health and welfare benefit plans, an automobile allowance and an allowance for use of an email enabled mobile phone.

Dr. Wang’s August 1, 2008 employment agreement provides that he will serve as our chief executive officer and a member of our board through December 31, 2013 at a base salary of $166,667 from August 1, 2008 through December 31, 2009 and an annual base salary of $450,000 in 2009, $500,000 in 2010, $550,000 in 2011, $600,000 in 2012 and $650,000 in 2013.

Under the August 1, 2008 employment agreement, if Dr. Wang’s employment is terminated as a result of his death, disability, by us without cause or he resigns within 90 days following a change of control or for “good reason”, Dr. Wang will be entitled to receive (in addition to salary and certain other benefits earned prior to termination) a single lump sum payment in an amount equal to two times the sum of his then-current annual base salary and the highest annual discretionary bonus and the highest incentive bonus that he was entitled to receive within the three (3) years preceding the date of termination. In addition, Dr. Wang will become fully vested in all outstanding stock incentive awards, will be entitled to certain health and welfare benefits for a period of two years following such termination and payment of additional amounts in the event additional taxes are imposed on the under Section 280G of the Internal Revenue Code.

Under the August 1, 2008 employment agreement, “cause” means: (i) a final non-appealable adjudication of Dr. Wang of a felony, which would have a material or adverse effect on our business; or (ii) the determination of the board (other than the affected employee) that Dr. Wang has engaged in intentional misconduct or the gross neglect of his duties, which has a continuing material adverse effect on our business.

On January 23, 2009, Dr. Wang entered into an amendment to his August 1, 2008 employment agreement waiving the annual base salary provided for in the employment agreement from October 1, 2008 through December 31, 2008 and the incentive compensation including bonus, if any, due in 2008. All other terms and conditions of the employment agreement remain in full force and effect.

On March 31, 2009, based on the approval of our Compensation Committee, Dr. Wang was awarded 20,000 shares of our common stock as a bonus.

On February 17, 2010, based on the approval of our Compensation Committee, options to purchase 400,000 shares of our common stock at an exercise price of $5.00 per share and 27,400 shares at an exercise price of $2.50 per share owned by Dr. Wang were converted into a total of 213,700 shares of our restricted common stock which vested 53,245 shares on January 25, 2010, April 1, 2010, July 1, 2010 and October 1, 2010, respectively. On April 27, 2010, based on the approval of our Compensation Committee, Dr. Wang was awarded a bonus of 31,450 shares of our restricted common stock which vested on May 17, 2010. All shares of our restricted common stock awarded were subject to the terms and conditions of our restricted stock award agreement as approved by our compensation committee.

Other Executive Officers

The compensation of our other executive officers and Chief Financial Officer is determined by our Chief Executive Officer and board who considered a number of factors in determining their compensation including the scope of their duties and responsibilities to our company and the time devoted to our business. Our Chief Executive Officer or board did not consult with any experts or other third parties in fixing the amount of compensation for the following individuals.

Effective December 23, 2009, Andrew Wang, was appointed as our Executive Vice President and Chief Financial Officer.  We agreed to pay Mr. Wang an annual base salary of $160,000 payable in cash plus an aggregate of $60,000 payable in quarterly payments of $15,000 in cash or our common stock at our option, on March 21, 2010, June 21, 2010, September 21, 2010 and December 21, 2010 during the term of his employment. If we elect to make the quarterly payments in stock, the number of shares to be issued on the date of each award will be computed by dividing $15,000 by the closing price of our common stock on the date we grant the stock. In addition, Mr. Wang is entitled to participate in our health, dental and life insurance plan.

On April 27, 2010, based on the approval of our Compensation Committee, Mr. Wang was awarded a bonus of 5,035 shares of our restricted common stock which vested on May 17, 2010. The shares of our restricted common stock were subject to the terms and conditions of our restricted stock award agreement as approved by our compensation committee.

Pursuant to the terms of a severance agreement between us and Mr. Wang, if he terminates his employment with us for "good reason" or if he is terminated without "cause," as defined in the severance agreement he will be entitled to receive (in addition to salary and certain other benefits earned prior to termination) a single lump sum payment in an amount equal to four (4) months of his then-current annual base salary for the year in which such termination occurs.

Lazarus Rothstein has served as our Executive Vice President, General Counsel and Secretary since February 2009 and as Vice President, General Counsel and Secretary since April 2008. Effective January 1, 2009, Mr. Rothstein’s annual base salary was $180,000 per year, is entitled to certain discretionary bonuses in fiscal 2009 and fiscal 2010 and to participate in our health, dental and life insurance plan and receives a cellular telephone allowance. On January 12, 2009, Mr. Rothstein was awarded 14,300 shares of our restricted common stock which vested in equal quarters on June 1, 2009, September 1, 2009, January 1, 2010 and April 1, 2010. On April 2, 2009, Mr. Rothstein was awarded 10,000 shares of our common stock as a discretionary bonus and on April 27, 2010, was awarded a bonus of 16,985 shares of our restricted common stock which vested on May 17, 2010 and 10,000 shares were awarded on May 18, 2010. The shares of our restricted common stock were subject to the terms and conditions of our restricted stock award agreement as approved by our compensation committee.

Effective as of January 1, 2011, Mr. Rothstein’s annual base salary was $220,000 per year and included an award of 20,000 shares of our restricted common stock which vest 5,000 shares on December 15, 2011, February 15, 2012, May 15, 2012 and August 15, 2012, respectively.  In addition, Mr. Rothstein is entitled to certain discretionary bonuses in fiscal 2011, participate in our health, dental and life insurance plan and receives a cellular telephone allowance.

 Pursuant to the terms of a severance agreement between us and Mr. Rothstein, if he terminates his employment with us for "good reason" or if he is terminated without "cause," as defined in the severance agreement he will be entitled to receive (in addition to salary and certain other benefits earned prior to termination) a single lump sum payment in an amount equal to six (6) months of his then-current annual base salary for the year in which such termination occurs.

Director Compensation

The board’s general policy on director compensation is that compensation for non-employee directors should consist of both cash and equity based compensation. The following table summarizes the compensation paid by us to our directors during fiscal 2010.

Director Compensation Table for fiscal 2010 (1)

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (2)	Total ($)
Yuejian (James) Wang (3)	$-	$-	$-
Yuwei Huang (3)	$-	$-	$-
David Barnes	$29,000	$38,668	$67,668
Sheldon Steiner	$25,000	$38,668	$63,668
Philip Y. Shen	$25,000	$33,263	$58,263
Adam Wasserman (4)	$16,000	$19,395	$35,395

(1)
No members of the board received compensation in the form of option awards, Non-Equity Incentive Plan Compensation, Nonqualified Deferred Compensation Earnings, or any other forms of Compensation in excess of the $10,000 in the aggregate in fiscal 2010.

(2)
All Stock Awards include the grant of restricted stock awards pursuant to our 2008 Non Executive Compensation Plan.  The amounts reflected for Stock Awards in the table above represent the dollar amount recognized for financial statement reporting purposes with respect to fiscal 2010 for the fair value of securities granted in that period in accordance with ASC Topic 718. Pursuant to Securities and Exchange Commission rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions.  These amounts reflect our accounting expense for these awards, and do not correspond to the actual value that may be realized upon their sale.

(3)
In accordance with our board’s general policy directors who are full time employees (currently Dr. Wang and Mr. Huang) are not paid for board service in addition to their regular employee compensation.

(4)	Mr. Wasserman was appointed to the board on January 13, 2010.

The board approved the following compensation for Dr. Shen upon his appointment as a director commencing on January 26, 2009 through May 31, 2009: $5,000 payable per quarter and $750 for each board meeting he attends in-person.  Additionally, the board granted Dr. Shen a restricted stock award of 5,555 shares of our common stock; 4,000 shares vested on April 26, 2009 and 1,555 vested on July 26, 2009.

On April 2, 2009, the board approved the following annual compensation for all non-employee directors serving at the time of the award (currently all directors other than Dr. Wang and Messrs. Huang and Wasserman).  Each non-employee director will be paid an annual retainer of $20,000 and $750 for each day they attend in person a board or committee meeting.  The Chairman of the Audit Committee will also receive an annual retainer of $4,000.  The annual retainers will be paid in quarterly installments during the directors’ one year term in office.  Additionally, the board granted each of Messrs. Barnes, Leibowitz, and Steiner and Dr. Shen 37,000 shares of our restricted common stock.  The restricted common stock will vest in equal quarters on May 30, 2009, August 31, 2009, November 30, 2009 and February 28, 2010 but only if the director is still a director of our company at the time of vesting.  The shares of restricted stock which have not vested hold voting rights and are eligible for the payment of dividends, if the board were to declare dividends on our common stock.  The grant of restricted stock is made in addition to the directors’ annual cash retainers and meeting attendance fees.

The board appointed Mr. Wasserman as a director on January 13, 2010 and approved the following compensation for Mr. Wasserman at the time of his appointment. Mr. Wasserman will be paid an annual retainer of $16,000 and $750 for each day he attends in person a board meeting.  The annual retainer will be paid in quarterly installments during Mr. Wasserman’s term in office.  Additionally, Mr. Wasserman will be granted 16,000 shares of our restricted common stock.  The restricted common stock will vest in equal quarters on March 31, 2010, June 30, 2010, September 30, 2010 and December 31, 2010 but only if Mr. Wasserman is still a director of our company at the time of vesting.  All compensation will be paid on a prorated basis over the period of time Mr. Wasserman serves on the board. The shares of restricted stock which have not vested hold voting rights and are eligible for the payment of dividends, if the board were to declare dividends on our common stock.

On February 17, 2010, based on the approval of our board, options to purchase 12,500 shares of our common stock at an exercise price of $3.00 per share owned by each of Messrs. Barnes and Steiner, were converted into 6,250 shares of our common stock that were awarded to each of them.

On June 3, 2010 the board approved the following annual compensation for non-employee directors (currently all directors other than Dr. Wang and Mr. Huang).

Name	Annual Retainer ($)	Restricted Stock Award (Shares)
David Barnes(1)	$34,000	31,000
Sheldon Steiner	$30,000	31,000
Philip Y. Shen	$30,000	31,000
Adam Wasserman	$24,000	24,000

(1) Audit committee chairman.

The annual retainer will cover all board meetings and includes attendance fees. The annual retainers will be paid in quarterly installments in advance for the period from May 28, 2010 through May 27, 2011.  The restricted common stock will vest equally over four quarters on August 28, 2010, November 28, 2010, February 28, 2011 and May 28, 2011 but only if the director is still a director of our company at the time of vesting.  The shares of restricted stock which have not vested hold voting rights and are eligible for the payment of dividends, if the board were to declare dividends on our common stock.  The grant of restricted stock is made in addition to the directors’ annual cash retainers.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth securities authorized for issuance under any equity compensation plans approved by our shareholders as well as any equity compensation plans not approved by our shareholders as of September 30, 2010.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Plan category(1)
Plans approved by our shareholders:
2006 Equity Plan	56,000	$3.57	9,944,000
2008 Executive Stock Incentive Plan	-	-	722,830
2008 Non-Executive Stock Incentive Plan	-	-	1,497,977
Plans not approved by shareholders:
2006 Stock Plan	106,000	$5.00	83,605

(1)
For a description of each of the Plans listed in this table, see “Note 13 – Capital Stock – Stock Incentive Plans” to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2010, as filed with the Securities and Exchange Commission.

Principal Shareholders

At January 26, 2011 we had 34,984,645 shares of common stock issued and outstanding. The following table sets forth information known to us as of January 26, 2011 relating to the beneficial ownership of shares of our common stock by:

•	each person who is known by us to be the beneficial owner of more than 5% of our outstanding common stock;
•	each director and nominee;
•	each named executive officer; and
•	all named executive officers and directors as a group.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(2)	Percentage of Class(2)
Yuejian (James) Wang (3)	5,245,150	14.6%
Yuwei Huang(4)	1,019,231	2.9%
Andrew X. Wang (5)	12,198	*
Lazarus Rothstein(6)	21,985	*
David Barnes (7)	15,500	*
Sheldon Steiner (8)	59,250	*
Philip Shen (9)	73,555	*
Adam Wasserman (10)	26,667	*
All directors and executive officers as a group (8 persons)	6,473,536	18.0%
          ———————
         *represents less than 1%

(1)	Except as otherwise noted below, the address of each of the persons shown in the above table is c/o China Direct Industries, Inc., 431 Fairway Drive, Suite 200, Deerfield Beach, Florida 33441.

(2)
Includes, where applicable, shares of common stock issuable upon the exercise of options to acquire common stock held by such person that may be exercised within 60 days after January 26, 2011. Also includes unvested shares of restricted stock as to which such person has voting power but no dispositive power. Unless otherwise indicated, we believe that all persons named in the table above have sole voting power and/or investment power with respect to all shares of common stock beneficially owned by them.

(3)
The number of shares beneficially owned by Dr. Wang includes: 245,150 shares of common stock presently outstanding, 4,000,000 shares of common stock held by Dragon Fund Management LLC ("Dragon Fund"), an entity in which Dr. Wang owns 1% of the membership interests and holds 50% of the voting control; options to purchase 500,000 shares of common stock at an exercise price of $7.50 expiring on January 1, 2013; options to purchase 500,000 shares of common stock at an exercise price of $10.00 expiring on January 1, 2014. Dr. Wang disclaims beneficial ownership of our common stock owned by Dragon Fund except to the extent of his pecuniary interest in Dragon Fund.

(4)
The number of shares beneficially owned by Mr. Huang includes 250,000 shares of common stock presently outstanding and owned directly by Mr. Huang, 769,231 shares of common stock presently outstanding and owned by Pine Capital Enterprises, Inc., a company which is owned or controlled by Mr. Huang and excludes up to an additional 1,244,344 shares of our common stock Pine Capital Enterprises, Inc. may receive pursuant to an Equity Transfer Agreement CDI China, Inc. entered into with Pine Capital Enterprises, Inc. and Taiyuan Yiwei Magnesium Industry Co., Ltd. in connection with our July 2010 purchase of an 80% interest in Taiyuan Ruiming Yiwei Magnesium Industry Co., Ltd.

(5)	The number of shares beneficially owned by Mr. Wang does not include any shares that may be issued to Mr. Wang as compensation for services pursuant to his compensation arrangement with us.

(6)
The number of shares beneficially owned by Mr. Rothstein includes 1,985 shares of our common stock presently outstanding and 20,000 shares of our restricted common stock which vests 5,000 shares on December 15, 2011, February 15, 2012, May 15, 2012 and August 15, 2012, respectively.

(7)	The number of shares beneficially owned by Mr. Barnes includes: 15,500 shares of our restricted common stock which vests 7,750 shares on February 28, 2011 and 7,750 shares on May 28, 2011.

(8)
The number of shares beneficially owned by Mr. Steiner includes: 43,750 shares of our common stock presently outstanding and 15,500 shares of our restricted common stock which vests 7,750 shares on February 28, 2011 and 7,750 shares on May 28, 2011.

(9)
The number of shares beneficially owned by Dr. Shen includes: 58,055shares of our common stock presently outstanding and 15,500 shares of our restricted common stock which vests 7,750 shares on February 28, 2011 and 7,750 shares on May 28, 2011.

(10)
The number of shares beneficially owned by Mr. Wasserman includes: 14,667 shares of our common stock presently outstanding and 12,000 shares of our restricted common stock which vests 6,000 shares on February 28, 2011 and 6,000 shares on May 28, 2011.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

From time to time we engage in transactions with related parties.  The following is a summary of the related party transactions reflected on our consolidated balance sheet at September 30, 2010 and Note 12 to our consolidated financial statements for the fiscal year ended September 30, 2010.

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

As of September 30, 2010, Accounts, loans, and other receivables and prepaid expenses- related parties were $7,680,222 and which consists of Accounts receivable – related party of $2,119,582, Prepaid expenses – related parties of $3,982,163, Loans receivable – related parties of $1,528,911, and Due from related parties of $49,566 as set forth below:

Accounts Receivable – related parties

At September 30, 2010 we reported accounts receivable – related parties of $2,119,582 comprised of the following:

•	$834,758 due Baotou Changxin Magnesium from YiWei Magnesium for inventory provided;
•	$4,635 due Chang Magnesium from Wheaton for inventory provided; and,
•	$1,280,189 due Golden Magnesium from YiWei Magnesium for inventory provided.

At September 30, 2009 we reported accounts receivable – related parties of $2,355,059 comprised of the following:

•	$756,795 due Chang Magnesium from YiWei Magnesium, for inventory provided;
•	$869,105 due Chang Magnesium from Pine Capital for inventory provided; and,
•	$729,159 due Golden Magnesium from YiWei Magnesium for inventory provided.

Prepaid Expenses – related parties

At September 30, 2010 we reported prepaid expenses – related parties of $3,982,163 comprised of the following:

•	$204,536 prepaid by Baotou Changxi Magnesium to YiWei Magnesium for future delivery of inventory;
•	$74,656 prepaid by Chang Magnesium to Haixu Magnesium to for future delivery of inventory;
•	$120,838 prepaid by Chang Magnesium to Xinghai Magnesium to for future delivery of inventory;
•	$3,217,076 prepaid by Chang Magnesium to YiWei Magnesium to for future delivery of inventory,
•	$4,544 prepaid by Golden Magnesium to Senrun Coal for future delivery of coke gas for fuel; and
•	$120 prepaid by Golden Magnesium to YiWei Magnesium for future delivery of inventory.
•	$360,393 prepaid by IMTC to YiWei Magnesium for future delivery of inventory.

At September 30, 2009 we reported prepaid expenses – related parties of $5,823,039 comprised of the following:

•	$2,440,793 prepaid by Chang Magnesium to YiWei Magnesium for future delivery of inventory;
•	$73,133 prepaid by Chang Magnesium to Haixu Magnesium to for future delivery of inventory;
•	$530,888 prepaid by Chang Magnesium to Xinghai Magnesium to for future delivery of inventory;
•	$684,922 prepaid by Chang Magnesium to Yihong Magnesium to for future delivery of inventory;
•	$1,376,395 prepaid by Baotou Changxi Magnesium to YiWei Magnesium to for future delivery of inventory;
•	$51,470 prepaid by Golden Magnesium to Senrun Coal for future delivery of coke gas for fuel; and,
•	$665,438 prepaid by Golden Magnesium to YiWei Magnesium for future delivery of inventory.

Restricted Cash, current

 At September 30, 2010 we reported Restricted cash, current of $5,091,023 which is principally comprised of the cash proceeds of the $4,478,882 loan from Beijing Mingshang Investment Guarantee Co., Ltd. personally guaranteed by Mr. Chen. Mr. Chen used the restricted cash as collateral for his personal purposes.  The removal of the restrictions on this cash and the repayment of this loan is expected to occur within the second quarter of fiscal 2011.

Loans Receivable – related parties

At September 30, 2010 we reported loan receivables – related parties of $1,528,911 comprised of the following:

•	$1,324,309 due Lang Chemical from NanTong Chemical for funds advanced for working capital purposes;
•	$74,648 due Chen Chi from CDI Beijing for funds advanced for working capital purposes;
•	$119,437 due Xing Hai from Baotou Changxi Magnesium for funds advanced for working capital purposes; and
•	$10,517 due YiWei Magnesium from Ruiming Magnesium for funds advanced for working capital purposes.

At September 30, 2009 we reported loan receivables – related parties of $1,094,142 comprised of the following:

•	$1,094,142 due Lang Chemical from NanTong Chemical for funds advanced for working capital purposes.

Due from related parties

At September 30, 2010 we reported due from related parties of $49,566 comprised of the following:

•	$49,566 due CDI Beijing from Zhongmen International for working capital purposes.

At September 30, 2009 we reported due from related parties of $0.

As of September 30, 2010, Accounts and other payables – related parties were $3,973,705 which consist of Accounts payable – related parties of $40,558, Loans payable – related parties of $60,990, and Due to related parties of $3,872,157 as set forth below:

Accounts Payable – related parties

At September 30, 2010 we reported accounts payable – related party of $40,558 comprised of the following:

•	$12,200 due from Chang Magnesium to Pine Capital for purchases of goods;
•	$15,135 due from Baotou Changxi Magnesium to Haixu Magnesium for purchases of goods;
•	$11,396 due from Golden Magnesium to YiWei Magnesium for purchases of goods;
•	$1,493 due from Golden Magnesium to Haixu Magnesium for purchases of goods; and
•	$334 due from Golden Magnesium to Xing Hai Magnesium for purchases of goods.

At September 30, 2009 we reported accounts payable – related party of $51,716 comprised of the following:

•	$35,427 due from Chang Magnesium to Wheaton Group;
•	$14,826 due from Baotou Changxi Magnesium to Haixu Magnesium; and
•	$1,463 due from Golden Magnesium to Haixu Magnesium.

Loan Payable – related parties

At September 30, 2010 we reported loan payable – related parties of $60,990 comprised of the following:

•	$60,990 due to Pine Capital for funds advanced for working capital of Golden Magnesium.

At September 30, 2009 we reported loan payable – related parties of $0.

Due to related parties

At September 30, 2010 we reported due to related parties balance of $3,872,157 comprised of the following:

•	$3,872,157 due to YiWei Magnesium for the balance of the purchase price for Ruiming Magnesium.

At September 30, 2009 we reported due to related parties balance of $399,629 comprised of the following:

•	$355,753 due to Zhongmen International Investments for working capital of CDI Beijing; and
•	$43,876 advanced by Jiaozhuang Hotel to CDI Beijing for working capital purposes.

Beijing Jiaozhuang Hotel, a company organized under the laws of the PRC was incorrectly identified as a related party in our previous reports filed with the Securities and Exchange Commission.  The amounts were for expenses related to CDI Beijing’s operations.

Acquisition of Ruiming Magnesium

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

The consideration transferred for the 80% interest in Ruiming Magnesium (the “Consideration”) is a total of approximately $6,451,677 subject to certain post closing conditions and adjustments and is comprised of (i) $2,428,864 in cash, (ii) 769,231 shares of our common stock valued at $846,154, (iii) an assignment of a portion of our interest in Excel Rise in the amount of $2,367,038, and (iv) contingent consideration of approximately $809,621 in the form of cash or our common stock.  The contingent consideration is earned upon Ruiming Magnesium achieving revenues of RMB 61.2 million (approximately $9.2 million) for the fiscal year ending September 30, 2011 with an EBITDA (earnings before interest, taxes, depreciation and amortization) target of no less than RMB 1,200 (approximately $177) per metric ton of production.  In addition to the contingent consideration, Pine Capital and Yiwei Magnesium collectively are entitled to receive a cash payment of approximately $809,621 or 622,172 shares of our common stock in the event Ruiming Magnesium achieves revenues of more than RMB 100 million (approximately $14.7 million) during its fiscal year ending September 30, 2011 with EBITDA of no less than RMB 1,200 (approximately $177) per metric ton of production during that fiscal year.  The payment of these shares as part of the contingent consideration is subject to shareholder approval. Since the conditions under which the 769,231 shares of our common stock to be issued had not occurred as of September 30, 2010, $846,154 of the purchase price was classified as additional paid in capital – shares subscribed on our consolidated statement of equity. Further, since the conditions in Section 5.4 of the Equity Transfer Agreement had not occurred as of September 30, 2010, the following portions of the purchase price were accrued as follows: the 769,231 shares to be issued were classified as Additional paid in capital - shares subscribed in our consolidated statement of equity and the payment of $695,497 in cash, the assignment of a portion of our interest in Excel Rise in the amount of $2,367,038 and the contingent consideration of approximately $809,621 payable in the form of cash or our common stock were classified as Accounts and other payables-related parties on our balance sheet. On January 18, 2011 we paid Yiwei Magnesium $716,985.60 in cash and on January 20, 2011, we issued 769,231shares of our common stock to Pine Capital as the conditions set forth in Section 5.4 of the Equity Transfer Agreement had been completed.

Related Person Transaction Policy

In December 2009, our board of directors adopted a written Related Person Transaction Policy that requires the board of directors or audit committee to approve or ratify transactions between our company or one or more of our subsidiaries and any related person involving an amount in excess of $120,000. Under the Related Person Transaction Policy, the board of directors or audit committee will review the relevant facts of the proposed transaction and the interest of the related person in the transaction, and either approve or reject the proposed transaction. If a related person transaction that has not been previously approved or previously ratified is discovered, that transaction will be presented to the board of directors or audit committee for ratification. No director can participate in the deliberation or approval of any related person transaction in which such director is the related person.

For purposes of the Related Person Transaction Policy, a "related person" means (i) any director or executive officer of ours, (ii) any nominee for director, (iii) any 5% beneficial owner of our common stock, (iv) any immediate family member of a director, nominee for director, executive officer or 5% beneficial owner of our common stock, and (v) any firm, corporation, or other entity in which any of these persons is employed or is a partner or principal or in a similar position, or in which such person has a 10% or greater beneficial ownership interest. The Related Person Transaction Policy will provide that the following types of transactions are deemed to be pre-approved under the policy: (1) transactions that are available to related persons on the same terms as such transactions are available to all employees generally; (2) compensation or indemnification arrangements of any executive officer, other than an individual who is an immediate family member of a related person, if such arrangements have been approved by the board of directors or the compensation committee; (3) transactions in which the related person's interest derives solely from his or her ownership of less than 10% of the equity interest in another person (other than a general partnership interest) that is a party to the transaction; (4) transactions in which the related person's interest derives solely from his or her ownership of a class of our equity securities and all holders of that class of equity securities received the same benefit on a pro rata basis, (5) director compensation arrangements, if such arrangements have been approved by the board of directors or the nominating and corporate governance committee; and (6) any other transaction which is not required to be disclosed as a "related person transaction" under applicable securities regulations. The Related Person Transaction Policy defines the term "immediate family member" to mean any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, son-in-law, daughter-in-law, brother-in-law, or sister-in-law of a director, nominee for director, executive officer, or 5% beneficial owner of our common stock, and any person (other than a tenant or employee) sharing the household of such director, nominee for director, executive officer, or 5% beneficial owner.

During fiscal 2010, the audit committee has reviewed and approved the aforedescribed related party transactions.

Director Independence

The board has determined that all of its members, other than Dr. Wang and Mr. Huang were “independent” during fiscal 2010 and that other than Dr. Wang and Mr. Huang, all director nominees are “independent” as that term is defined in the Nasdaq Marketplace Rules.  Dr. Wang and Mr. Huang are not considered independent because they are executive officers of our company.   As required under applicable Nasdaq Marketplace Rules, our independent directors meet regularly in executive session at which only they are present.

Also, see “Item 10 - Directors, Executive Officers and Corporate Governance – Board Committees” included in this report for a discussion on the independence of the members of the Audit Committee, Compensation Committee and Nomination and Governance Committee.

Board of Directors Meetings and Attendance

During fiscal 2010, our board held five meetings and acted by unanimous written consent four times.  No incumbent director attended during their term, either in person or via telephone, fewer than 75% of the total meetings of the board and at least 75% of the total meetings of the committees of the board on which such director served.   It is our policy that directors should make every effort to attend the annual meeting of shareholders.  Drs. Wang and Shen and Messrs. Barnes, Steiner and Wasserman were present at our annual shareholders meeting held on March 15, 2010.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Fees and Services

The following table shows the fees that were billed for the audit and other services provided by Sherb & Co., LLP for the fiscal years ended September 30, 2010 and September 30, 2009.

	2010	2009
Audit Fees	$240,000	$205,000
Audit-Related Fees	90,000	9,824
Tax Fees	-	-
All Other Fees	16,534	22,000
Total	$346,534	$236,824

Audit Fees – This category includes the audit of our annual financial statements, review of financial statements included in our quarterly reports and services that are normally provided by the independent registered public accounting firm in connection with engagements for those years and services that are normally provided by our independent registered public accounting firm in connection with statutory audits and Securities and Exchange Commission regulatory filings or engagements.

Audit-Related Fees – This category consists of assurance and related services by the independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees”.

Tax Fees – This category consists of professional services rendered by our independent registered public accounting firm for tax compliance and tax advice.  The services for the fees disclosed under this category include tax return preparation and technical tax advice.

All Other Fees – This category consists of fees for other miscellaneous items.

Pre-Approval Policies and Procedure for Audit and Permitted Non-Audit Services

The audit committee has developed policies and procedures regarding the approval of all non-audit services that are to be rendered by our independent registered public accounting firm, as permitted under applicable laws, and the corresponding fees for such services. In situations where the full audit committee is unavailable to pre-approve any permitted non-audit services to be rendered by our independent registered public accounting firm: (i) our chief financial officer and general counsel will evaluate the proposed engagement to confirm that the engagement is not prohibited by any applicable rules of the Securities and Exchange Commission or Nasdaq, (ii) following such confirmation by the chief financial officer and the general counsel, the chairperson of the audit committee will determine whether we should engage our independent registered public accounting firm for such permitted non-audit services and, if so, negotiate the terms of the engagement with our independent registered public accounting firm, and (iii) the chairperson of the audit committee will report to the full audit committee at its next regularly scheduled meeting about any engagements of our independent registered public accounting firm for permitted non-audit services that have been approved by the chairperson. Alternatively, after confirmation by the chief financial officer and the general counsel, the full committee may pre-approve engagements of our independent registered public accounting firm at audit committee meetings.

Consistent with these policies and procedures, all audit services and non-audit services and all fees associated with such services performed by our independent registered public accounting firm in the fiscal year ended September 30, 2010 and the fiscal year ended December 31, 2009 were pre-approved by the chairperson of the audit committee and ratified by the audit committee or approved by the full audit committee.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	1.	Financial Statements

The required consolidated financial statements and Report of Independent Registered Public Accounting Firm were previously filed under Item 8 of the Original Form 10-K and included in that report on pages F - 1 through F - 36.

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

10.53
Amendment dated October 28, 2010 to Equity Transfer Agreement dated July 13, 2010 entered into among CDI China, Inc., Pine Capital Enterprises, Inc., Taiyuan Yiwei Magnesium Industry Co., Ltd. and Taiyuan Ruiming Yiwei Magnesium  Industry Co., Ltd. (filed with initial filing of Annual Report on Form 10-K for the year ended September 30, 2010).

14.1
Code of Business Conduct and Ethics (incorporated herein by reference to Exhibit 14.1 as part of the Company’s Annual Report on Form 10-K for year ended December 31, 2007 filed with the Commission on March 31, 2008 (Commission File No. 001-33694)).

21.1		Subsidiaries of the registrant (filed with initial filing of Annual Report on Form 10-K for the year ended September 30, 2010).
23.1		Consent of Sherb & Co., LLP (filed with initial filing of Annual Report on Form 10-K for the year ended September 30, 2010).
24.1		Power of Attorney (filed with initial filing of Annual Report on Form 10-K for the year ended September 30, 2010).
31.1	*	Section 302 Certificate of Chief Executive Officer.
31.2	*	Section 302 Certificate of Principal Financial and Accounting Officer.
32.1	*	Section 906 Certificate of Chief Executive Officer and Principal Financial and Accounting Officer.

+	Management contract or compensatory plan or arrangement.
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA DIRECT INDUSTRIES, INC.

Date: January 28, 2011	By:	/s/ Yuejian (James) Wang
Yuejian (James) Wang, Chief Executive Officer, President and Chairman (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Yuejian (James) Wang	Chief Executive Officer, President and Chairman (Principal Executive Officer)	January 28, 2011
Yuejian (James) Wang

/s/ Andrew X. Wang	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	January 28, 2011
Andrew X. Wang

*	Executive Vice President - Magnesium, Director	January 28, 2011
Yuwei Huang

*	Director	January 28, 2011
David Barnes

*	Director	January 28, 2011
Sheldon Steiner

*
Philip Y. Shen, Ph.D	Director	January 28, 2011

*
Adam Wasserman	Director	January 28, 2011

*By: /s/ Yuejian (James) Wang
Yuejian (James) Wang Attorney-in-fact