Form 10-Q
period 2010-12-31
China Direct Industries, Inc.
filed 2011-02-14
CIK 1088787

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[√]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date34,986,770 shares of common stock were issued and outstanding as of February 11 2011.

i

INDEX OF CERTAIN DEFINED TERMS USED IN THIS REPORT

When used in this report the terms:

•	“China Direct Industries”, “we”, “us” or “our” refers to China Direct Industries, Inc., a Florida corporation, and our subsidiaries;
•	“CDI China”, refers to CDI China, Inc., a Florida corporation, and a wholly owned subsidiary of China Direct; and
•	“PRC” refers to the People’s Republic of China.

Magnesium Segment

•	“Chang Magnesium”, refers to Taiyuan Changxin Magnesium Co., Ltd., a company organized under the laws of the PRC and a 51% owned subsidiary of CDI China;
•	“Chang Trading”, refers to Taiyuan Changxin YiWei Trading Co., Ltd., a company organized under the laws of the PRC and a wholly owned subsidiary of Chang Magnesium;
•	“Excel Rise”, refers to Excel Rise Technology Co., Ltd., a Brunei company and a wholly owned subsidiary of Chang Magnesium;
•	“CDI Magnesium”, refers to CDI Magnesium Co., Ltd., a Brunei company and a 51% owned subsidiary of Capital One Resources;
•	“Asia Magnesium”, refers to Asia Magnesium Corporation Limited, a company organized under the laws of Hong Kong and a wholly owned subsidiary of Capital One Resource;
•	“Golden Magnesium” refers to Shanxi Gu County Golden Magnesium Co., Ltd., a company organized under the laws of the PRC and a 52% owned subsidiary of Asia Magnesium;
•	“Pan Asia Magnesium”, refers to Pan Asia Magnesium Co., Ltd., a company organized under the laws of the PRC and a 51% owned subsidiary of CDI China;
•
“Baotou Changxin Magnesium”, refers to Baotou Changxin Magnesium Co., Ltd., a company organized under the laws of the PRC, a 51% owned subsidiary of CDI China, and a 39% owned subsidiary of Excel Rise. Effectively China Direct holds a 70.9% interest;

•	“IMG” or “International Magnesium Group”, refers to International Magnesium Group, Inc., a Florida corporation and a 100% owned subsidiary of China Direct Industries; and
•	“IMTC” or “International Magnesium Trading”, refers to International Magnesium Trading Corp., a company organized under the laws of Brunei and a 100% owned subsidiary of CDI China.
•	“Ruiming Magnesium”, refers to Taiyuan Ruiming Yiwei Magnesium Co., Ltd., a company organized under the laws of the PRC and an 80% majority owned subsidiary of CDI China.

Basic Materials Segment

•	“Lang Chemical”, refers to Shanghai Lang Chemical Co., Ltd., a company organized under the laws of the PRC and a 51% owned subsidiary of CDI China;
•	“CDI Jingkun Zinc”, refers to CDI Jingkun Zinc Industry Co., Ltd., a company organized under the laws of the PRC and a 95% owned subsidiary of CDI Shanghai Management;
•	“CDI Jixiang Metal”, refers to CDI Jixiang Metal Co., Ltd., a company organized under the laws of the PRC and a wholly owned subsidiary of CDI China;
•	“CDI Metal Recycling”, refers to Shanghai CDI Metal Recycling Co., Ltd., a company organized under the laws of the PRC and an 83% owned subsidiary of CDI Shanghai Management;
•	“CDI Beijing”, refers to CDI (Beijing) International Trading Co., Ltd., a company organized under the laws of the PRC and a 51% owned subsidiary of CDI Shanghai Management; and
•	“CDII Trading”, refers to CDII Trading, Inc., a Florida corporation and a 100% owned subsidiary of China Direct Industries.

Consulting Segment

•	“China Direct Investments”, refers to China Direct Investments, Inc., a Florida corporation, and a wholly owned subsidiary of China Direct;
•	“CDI Shanghai Management”, refers to CDI Shanghai Management Co., Ltd., a company organized under the laws of the PRC and a wholly owned subsidiary of CDI China; and
•	“Capital One Resource”, refers to Capital One Resource Co., Ltd., a Brunei company, and a wholly owned subsidiary of CDI Shanghai Management.

ii

PART 1 - FINANCIAL INFORMATION

Item 1.	Financial Statements.

CHINA DIRECT INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2010	September 30, 2010
ASSETS	(Unaudited)
Current Assets:
Cash and cash equivalents	$8,077,437	$10,110,818
Marketable securities available for sale	7,687,572	2,221,290
Marketable securities available for sale-related parties	587,460	672,735
Accounts receivables, net of allowance of $280,100 and $214,701, respectively	16,147,851	15,235,983
Accounts, loans and other receivables, and prepaid expenses - related parties	7,600,813	7,680,222
Inventories, net	8,471,086	6,372,925
Prepaid expenses and other current assets, net	12,377,153	8,552,369
Current assets of discontinued operations	51,345	51,345
Restricted cash, current	620,145	5,091,023
Total current assets	61,620,862	55,988,710
Property, plant and equipment, net	37,544,674	37,512,261
Intangible assets	187,292	194,541
Property use rights, net	2,245,172	1,970,585
Long-lived assets of discontinued operations	196,078	196,078
Total assets	$101,794,078	$95,862,175

LIABILITIES AND EQUITY
Current Liabilities:
Loans payable-short term	$2,859,418	$5,613,532
Accounts payable and accrued expenses	9,988,938	11,250,879
Accounts and other payables-related parties	8,471,558	3,973,704
Advances from customers and deferred revenue	1,878,718	2,797,315
Other liabilities	2,905,929	1,073,926
Taxes payable	495,448	877,840
Current liabilities of discontinued operations	10,653	80,000
Total liabilities	26,610,662	25,667,196

CHINA DIRECT INDUSTRIES INC. EQUITY
Preferred Stock: $.0001 par value, stated value $1,000 per share	1,006,250	1,006,250
Common Stock: $.0001 par value; 31,966,021 and 31,657,244 outstanding, respectively	3,197	3,166
Additional paid-in capital	65,784,345	65,032,845
Accumulated other comprehensive income	2,717,922	1,795,387
Accumulated deficit	(14,868,360)	(17,643,217)
Total China Direct Industries, Inc. stockholders' equity	54,643,354	50,194,431
Noncontrolling interests	20,540,062	20,000,548
Total equity	75,183,416	70,194,979
Total liabilities and equity	$101,794,078	$95,862,175

The accompanying notes are an integral part of these unaudited financial statements.

CHINA DIRECT INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended December 31,
	2010	2009

Revenues	$45,762,889	$19,810,732
Revenues-related parties	6,713	2,441,797
Total revenues	45,769,602	22,252,529
Cost of revenues	39,238,556	20,428,311
Gross profit	6,531,046	1,824,218

Operating expenses:
Selling, general, and administrative	3,602,281	2,999,223
Other operating income	(374,980)	(205,720)
Operating income (loss)	3,303,745	(969,285)
Other income (expense):
Other income (expense):	171,519	(47,686)
Interest expense	(7,747)	(1,001)
Realized (loss) income on investment securities available for sale	(118,412)	34,691
Total other income (expense)	45,360	(13,996)
Income (Loss) from continuing operations before income taxes	3,349,105	(983,281)
Income tax benefit	73,284	110,373
Net income (loss)	3,422,389	(872,908)
Net loss (income) attributable to noncontrolling interests-continuing operations	43,447	(111,608)
Net income (loss) attributable to China Direct Industries	$3,465,836	$(984,516)

Deduct dividends on Series A Convertible Preferred Stock:
Preferred stock dividend	(20,130)	(40,183)
Deemed dividend - beneficial conversion feature	(600,693)	-
Deemed dividend - warrant revaluation	(76,705)	-
Net income (loss) attributable to common stockholders	$2,768,308	$(1,024,699)

Basic and diluted income (loss) per common share
Basic	$0.09	$(0.04)
Diluted	$0.09	$(0.04)
Basic weighted average common shares outstanding	31,818,874	27,381,946
Diluted weighted average common shares outstanding	31,818,874	27,381,946

The accompanying notes are an integral part of these unaudited financial statements.

CHINA DIRECT INDUSTRIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EQUITY
As of December 31, 2010
(Unaudited)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Comprehensive Income	Accumulated Deficit	Total
Balance, September 30, 2010	1,006	$1,006,250	31,657,244	$3,166	$65,032,845	$1,795,387	$(17,643,217)	$50,194,431
Dividends paid to preferred stockholders	-	-	11,911	2	20,128	-	(20,130)	-
Restricted stock award - employees	-	-	184,616	18	87,817	-	-	87,835
Restricted stock award - Board of Directors	-	-	29,250	3	34,243	-	-	34,246
Restricted stock award - consultants	-	-	3,000	-	-	-	-	-
Stock option exercised	-	-	80,000	8	103,192	-	-	103,200
Foreign currency translation gain	-	-	-	-	-	517,779	(3)	517,776
Unrealized loss on marketable securities available for sale	-	-	-	-	-	404,755	-	404,755
Deemed dividends - series A convertible preferred stock	-	-	-	-	-	-	(677,398)	(677,398)
Dividends - warrants valuation change due to deemed dividends - series A preferred stock warrants	-	-	-	-	506,120	-	-	506,120
Restricted retained earnings							6,552	6,552
Net income	-	-	-	-	-	-	3,465,836	3,465,836
Balance, December 31, 2010	1,006	$1,006,250	31,966,021	$3,197	$65,784,345	$2,717,922	$(14,868,360)	$54,643,354

The accompanying notes are an integral part of these unaudited financial statements.

CHINA DIRECT INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the three months ended December 31,
	2010	2009
OPERATING ACTIVITIES:
Net income (loss)	$3,422,389	$(872,908)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	1,010,572	520,458
Allowance for bad debt	-	(229,176)
Stock based compensation	122,081	167,865
Realized (gain) loss on investments in marketable securities	118,412	(34,379)
Gain on change in fair value of derivative liability	(104,305)	-
Fair value of marketable securities paid for services	(5,201,329)	16,668
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(3,817,534)	(3,787,442)
Accounts receivable and other assets-related parties	79,409	1,870,819
Inventories	(2,098,160)	201,068
Accounts receivable	(911,868)	(336,146)
Accounts payable and accrued expenses	(1,261,941)	1,162,305
Accounts and other payable - related parties	4,497,855	11,957
Advances from customers	(918,597)	(1,340,399)
Other payables	859,794	(1,745,086)
CASH USED IN OPERATING ACTIVITIES	(4,203,221)	(4,394,396)

INVESTING ACTIVITIES
Increase in notes and loans receivable	-	(214,927)
Proceeds from the sale of marketable securities available for sale	284,863	705,420
Purchases of property, plant and equipment	(1,317,572)	-
CASH (USED IN) PROVIDED BY INVESTING ACTIVITES	(1,032,709)	490,493

FINANCING ACTIVITIES
Decrease in restricted cash	4,470,878	5,656
Increase in loans payable	-	285,293
Decrease in loans payable-related party	(2,754,114)	(345,952)
Net proceeds from sale of stocks and exercise of warrants/options	103,200	206,294
Capital contribution from minority interest owners	302,489	-
CASH PROVIDED BY FINANCING ACTIVITIES	2,122,453	151,291

EFFECT OF EXCHANGE RATE ON CASH	1,080,096	4,196
Net decrease in cash	(2,033,381)	(3,748,416)
Cash and equivalents, beginning of the period	10,110,818	12,851,310
Cash and equivalents, end of the period	$8,077,437	$9,102,894
Supplemental disclosures of cash flow information:
Preferred stock dividend paid in our common stock	$20,130	$40,183
Deemed dividend - beneficial conversion feature	$600,693	$-
Dividend - warrant valuation	$76,705	$-

The accompanying notes are an integral part of these unaudited financial statements.

CHINA DIRECT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

In our Magnesium segment, currently our largest segment by assets, and prior to the nine month transition period ended September 30, 2009, our largest segment by revenues and assets, we produce, sell and distribute pure magnesium ingots, magnesium powder and magnesium scraps.  In our Basic Materials segment, we sell and distribute a variety of products, including industrial grade synthetic chemicals, steel products, non ferrous metals, recycled materials, and industrial commodities.  This segment also includes our zinc ore mining property which has not commenced operations.

In our Consulting segment, we provide a suite of consulting services to U.S. public companies that operate primarily in China.  The consulting fees we charge vary based upon the scope of the services to be rendered.

We have defined various periods that are covered in this report as follows:

•	“fiscal 2011” — October 1, 2010 through September 30, 2011
•	“first quarter of fiscal 2011” – October 1, 2010 through December 31, 2010
•	“fiscal 2010” — October 1, 2009 through September 30, 2010
•	“first quarter of fiscal 2010” – October 1, 2009 through December 31, 2009

Basis of Presentation

Our interim consolidated financial statements are unaudited. We prepared the consolidated financial statements in accordance with U.S. generally accepted accounting principles for interim financial statements and pursuant to U.S. Securities and Exchange Commission (“SEC”) rules for interim reporting. In the opinion of management, we included all adjustments that are necessary for the fair presentation of our financial position, results of operations, and cash flows for the interim periods presented. Except as disclosed herein, such adjustments are of a normal and recurring nature. Results for the first three months of the year may not necessarily be indicative of full year results. These consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2010.

Summary of Significant Accounting Policies

Concentration of Credit Risks

Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash and trade accounts receivable. We deposit our cash with high credit quality financial institutions in the United States and China.  As of December 31, 2010, we had no bank deposits in the United States that exceeded federally insured limits.  At December 31, 2010, we had deposits of $3,127,769 in banks in China.  In China, there is no equivalent federal deposit insurance as in the United States, so the amounts held in banks in China are not insured. We have not experienced any losses in such bank accounts through December 31, 2010.

CHINA DIRECT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

At December 31, 2010 and September 30, 2010, bank deposits by geographic area were as follows:

Country	December 31, 2010		September 30, 2010
United States	$4,949,668	61%	$4,851,329	48%
China	3,127,769	39%	5,259,489	52%
Total cash and cash equivalents	$8,077,437	100%	$10,110,818	100%

In an effort to mitigate any potential risk, we periodically evaluate the credit quality of the financial institutions at which we hold deposits, both in the United States and China.

Foreign Currency Translation

The accompanying consolidated financial statements are presented in United States dollars. The functional currency of our Chinese subsidiaries is the Renminbi (“RMB”), the official currency of the People’s Republic of China (the “PRC”). Capital accounts of the consolidated financial statements are translated into United States dollars from RMB at their historical exchange rates when the capital transactions occurred. Assets and liabilities are translated at the exchange rates as of the balance sheet date. Income and expenditures are translated at the average exchange rates for the three month period ended December 31, 2010 and 2009 as well as the twelve months ended September 30, 2010, respectively. A summary of the conversion rates for the periods presented is as follows:

	December 31, 2010	December 31, 2009	September 30, 2010
Period end RMB: U.S. dollar exchange rate	6.6118	6.8372	6.6981
Average fiscal-year-to-date RMB: U.S. dollar exchange rate	6.6670	6.8360	6.8214

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through PRC authorized institutions.  No representation is made that the RMB amounts could have been, or could be, converted into United States dollars at the rates applied in the translation.

Fair Value of Financial Instruments

We adopted on a prospective basis certain required provisions of ASC Topic 820, “Fair Value Measurements.”  These provisions relate to our financial assets and liabilities carried at fair value and our fair value disclosures related to financial assets and liabilities. ASC Topic 820 defines fair value, expands related disclosure requirements and specifies a hierarchy of valuation techniques based on the nature of the inputs used to develop the fair value measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. There are three levels of inputs to fair value measurements - Level 1, meaning the use of quoted prices for identical instruments in active markets; Level 2, meaning the use of quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active or are directly or indirectly observable; and Level 3, meaning the use of unobservable inputs. Observable market data should be used when available.

Most of our financial instruments are carried at fair value, including, all of our cash equivalents, investments classified as available for sale securities and assets held for sale, with unrealized gains or losses recognized as Other Comprehensive Income (OCI), net of tax. Virtually all of our valuation measurements are Level 1 measurements.

Marketable Securities

Marketable Securities that we receive from our clients as compensation are generally restricted for sale under Federal securities laws. Our policy is to liquidate securities received as compensation when market conditions are favorable for sale. Since these securities are often restricted, we are unable to liquidate them until the restriction is removed. We recognize revenue for the common stock we receive as compensation based on the fair value at the time the common stock is granted or at the time service has been rendered and for common stock purchase warrants based on the Black-Scholes valuation model. Pursuant to ASC Topic 320, “Investments –Debt and Equity Securities” our marketable securities have a readily determinable and active quoted price, such as from NASDAQ, NYSE Amex, the Over the Counter Bulletin Board, and the Pink Sheets and any unrealized gain or loss is recognized as an element of comprehensive income based on changes in the fair value of the security as quoted on an exchange or an inter-dealer quotation system. Once liquidated, any realized gain or loss on the sale of marketable securities is reflected in our net income for the period in which the security was liquidated.

CHINA DIRECT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

We perform an analysis of our marketable securities at least on an annual basis to determine if any of these securities have become other than temporarily impaired. If we determine that the decline in fair value is other than temporary we recognize the amount of the impairment as a realized loss into our current period net income(loss). This determination is based on a number of factors, including but not limited to (i) the percentage of the decline, (ii) the severity of the decline in relation to the enterprise/market conditions, and (iii) the duration of the decline.

Derivative Warrant Liabilities

ASC Subtopic 815-40 (formerly EITF 07-5), “Contracts in Entity’s Own Equity,” requires that entities recognize as derivative liabilities the derivative instruments, including certain derivative instruments embedded in other contracts that are not indexed to an entity’s’ own stock . Pursuant to the provisions of ASC Section 815-40-15, an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. The adoption of ASC Subtopic 815-40 has affected the accounting for (i) certain freestanding warrants that contain exercise price adjustment features and (ii) convertible bonds issued by foreign subsidiaries with a strike price denominated in a foreign currency. In the case of any such warrants and convertible bonds, ASC Subtopic 815-40 provides that such warrants and bonds are to be treated as a liability at fair value with changes in fair value recognized in earnings.

We adopted ASC Subtopic 815-40 on December 31, 2010 and reclassified certain warrants we issued in connection with our February 2008 series A convertible preferred stock offering as a liability rather than as stockholders’ equity and recognized the changes in fair value in earnings. The balance of the derivative liabilities as of December 31, 2010 was $66,973 which is classified as other liabilities on our consolidated balance sheet. The cumulative unrealized gain on the change in fair value was $104,305. See Note 11 – Capital Stock – Reclassification of Derivative Liabilities for more details.

Recent Pronouncements

Business Combinations

In January 2011, Accounting Standards Update (ASU) No. 2010-29 clarifies that pro forma revenue and earnings for a business combination occurring in the current year should be presented as though the business combination occurred as of the beginning of the year or, if comparative statements are presented, as though the business combination took place as of the beginning of the comparative year.

The disclosures required of public entities in respect of a business combination occurring during the current reporting period called for in ASC Section 805-10-50 have been amended as follows:

•
If comparative financial statements are not presented, pro forma revenue and earnings of the combined entity should be based on the assumption that the business combination took place as of the beginning of the current year.

•
If comparative financial statements are presented (1) pro forma revenue and earnings of the combined entity should be based on the assumption that the business combination occurred as of the beginning of the comparative year, and (2) in the year following the business combination, pro forma information should not be revised if comparative statements for the year in which the acquisition occurred are presented (even if such year is the earliest period presented).

•
To require disclosure of the nature and amounts of any material nonrecurring adjustments directly attributable to the business combination included in the pro forma revenue and earnings (i.e., supplemental pro forma information).

The new and amended disclosures should be applied prospectively to business combinations consummated on or after the start of the first annual reporting period beginning on or after December 15, 2010, with earlier application permitted. We have adopted this guidance.

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

CHINA DIRECT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

NOTE 2 – EARNINGS PER SHARE

Under the provisions of ASC Topic260, “Earnings Per Share,??basic income (loss) per common share is computed by dividing income (loss) available to common shareholders by the weighted average number of shares of common stock outstanding for the periods presented. Diluted income (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the income of the company, subject to anti-dilution limitations. For the three months ended December 31, 2010 and 2009, the effect of stock options, warrants and restricted stock awards is antidilutive.  Accordingly, basic and diluted income (loss) per share is the same for both periods presented.

The following table sets forth the computation of basic and diluted income (loss) per share for the three months ended December 31, 2010 and 2009:

	Three months ended December 31,
	2010	Per Share	2009	Per Share
(in thousands except per share amounts)	(Unaudited)		(Unaudited)
NUMERATOR:
Net income (loss) attributable to China Direct Industries Inc.	$3,466	$0.11	$(985)	$(0.04)
Series A preferred stock:
Preferred stock dividend	(20)	(0.00)	-	-
Deemed dividend - beneficial conversition feature	(601)	(0.02)	-	-
Dividend - warrant valuation	(77)	(0.00)	(40)	-
Numerator for basic EPS, net income (loss) attributable to common stockholders (A)	$2,768	$0.09	$(1,025)	$(0.04)
DENOMINATOR:			-	-
Denominator for basic and diluted earnings per share-weighted average number of common shares outstanding ( B)	31,819	-	27,382	-
Basic and Diluted Income per Common Share:
Income (loss) per share-basic and diluted (A)/( B)	$0.09	-	$(0.04)	-

We excluded 2,292,980 stock options, 5,499,664 common stock warrants and 210,303 shares of restricted common stock as of December 31, 2010 as their effect was antidilutive.

CHINA DIRECT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

NOTE 3 – COMPREHENSIVE INCOME

Comprehensive income is comprised of net income and other comprehensive income or loss. Other comprehensive income or loss refers to revenue, expenses, gains and losses that under US GAAP are included in comprehensive income but excluded from net income as these amounts are recorded directly as adjustments to stockholders’ equity.

Our other comprehensive income consists of currency translation adjustments, unrealized loss on marketable securities available for sale, net of taxes and unrealized loss on marketable securities available for sale-related party, net of taxes. The following table sets forth the computation of comprehensive income (loss) for the three months ended December 31, 2010 and 2009, respectively:

	Three months ended December 31,
	2010	2009
(in thousands)	(Unaudited)	(Unaudited)
Net income (loss)	$3,422	$(873)
Other comprehensive (loss) income, net of tax
Unrealized gain (loss) on marketable securities held for sale, net of taxes	405	(268)
Foreign currency translation gain (loss)	792	(428)
Total other comprehensive income (loss)	1,197	(696)
Comprehensive income (loss)	4,619	(1,569)
Comprehensive loss (income) attributable to the noncontrolling interests	43	(112)
Foreign currency translation (gain) loss - noncontrolling interests	(274)	384
Comprehensive income (loss) attributable to China Direct Industries, Inc.	$4,388	$(1,297)

NOTE 4 – MARKETABLE SECURITIES

Marketable securities available for sale and marketable securities available for sale-related party at December 31, 2010 and September 30, 2010 consist of the following:

Company	December 31, 2010	% of Total	September 30, 2010	% of Total
	(Unaudited)
China America Holdings, Inc.	$571,123	7%	$950,250	33%
China Logistics Group, Inc.	822,720	10%	515,625	18%
Dragon International Group Corp.	15,971	0%	22,815	1%
China Armco Metals, Inc.	-	0%	277,600	10%
Sunwin International Neutraceuticals, Inc.	504,000	6%	455,000	16%
Dragon Capital Group Corp.	587,460	7%	672,735	23%
USChina Channel, Inc.	5,773,758	70%	-	0%
Marketable securities held for sale	$8,275,032	100%	$2,894,025	100%

On December 31, 2010, we received a total of 4,740,694 shares of USChina Channel, Inc. (“USCC”) common stock as the stock-based payment for consulting services we provided to USCC in connection with its acquisition of China Education Schools, Ltd.  In connection with the consulting service we provided USCC, we paid $170,000 to acquire an additional 758,124 shares of USCC’s common stock in a private sale. We accounted for the USCC common stock as marketable securities available for sale. Pursuant to ASC Topic 820, “Fair Value Measurements.”, we used the quoted price for the USCC’s securities to value the shares of USCC’s common stock and recognized $4,977,728 or $1.05 per share as our consulting service revenue for the three months ended December 31, 2010.

CHINA DIRECT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

As of December 31, 2010 the aggregated carrying value of the USCC common stock totaled $5,773,758. The share price of the USCC common stock was based on the quote from the over the counter market system. The USCC common stock is restricted from resale under Federal securities laws and cannot be readily resold by us absent their registration under the Securities Act of 1933 (the “Securities Act”) or the availability of an exemption from the registration requirements under the Securities Act.

The investments in marketable securities available for sale-related party totaled $587,460 and $672,735 at December 31, 2010 and September 30, 2010, respectively and are comprised solely of the securities of Dragon Capital Group Corp. (“Dragon Capital”).  Mr. Lisheng (Lawrence) Wang, the CEO and Chairman of the Board of Dragon Capital, is the brother of Dr. James Wang, our CEO and Chairman of the Board of Directors. These securities were issued by Dragon Capital as compensation for consulting services.  Dragon Capital is a non-reporting company whose securities are quoted on the Pink Sheets.  As such, under Federal securities laws, securities of Dragon Capital generally cannot be resold by us absent a registration of those securities under the Securities Act.

NOTE 5 - INVENTORIES

Inventories at December 31, 2010 and September 30, 2010 consisted of the following:

	December 31, 2010	September 30, 2010
	(Unaudited)
Raw materials	$3,215,004	$3,478,947
Finished goods	5,256,082	2,893,978
Inventory reserve	-	-
Total Inventory	$8,471,086	$6,372,925

Due to the nature of our business and the short duration of the manufacturing process for our products, there is no material work in progress inventory at December 31, 2010 and September 30, 2010.

NOTE 6 - PREPAID EXPENSES AND OTHER CURRENT ASSETS

At December 31, 2010 and September 30, 2010, prepaid expenses and other current assets, consisted of the following:

Description	December 31, 2010	September 30, 2010
	(Unaudited)
Prepayments to vendors for merchandise that had not yet been shipped or services that had not been performed	$9,117,414	$5,928,210
Other receivables	2,533,238	1,998,534
Loans receivable	726,501	608,904
Security deposits	-	16,721
Total	12,377,153	8,552,369

Other receivables as of December 31, 2010 include a prepaid cost for Baotou Changxin Magnesium land use rights. Baotou Changxin Magnesium owns and operates a magnesium facility capable of producing 20,000 metric tons of pure magnesium per year located on approximately 406,000 square feet of land located in the Shiguai district of Baotou city, in Inner Mongolia. Baotou Changxin Magnesium occupies this land pursuant to an asset acquisition agreement entered into with Baotou Sanhe Mangesium Co., Ltd. to acquire the land use rights for this property, among other assets.  Since the land use right has yet to be transferred from Baotou Sanhe Magnesium Co. to Baotou Changxin Magnesium, the land use right balance of $1,101,509 is included in other prepaid expenses.  The land use right expires in May 2045.

CHINA DIRECT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

NOTE 7 - PROPERTY, PLANT AND EQUIPMENT

At December 31, 2010 and September 30, 2010, property, plant and equipment, consisted of the following:

Property, Plant and Equipment
Description	Useful Life	December 31, 2010	September 30, 2010
		(Unaudited)
Building	10-40 years	$15,231,461	$14,978,242
Manufacturing equipment	5-10 year	18,872,832	18,650,462
Office equipment and furniture	3-5 year	476,046	470,238
Autos and trucks	5 year	1,004,995	995,963
Construction in progress	N/A	8,259,680	7,716,777
Total		43,845,014	42,811,682
Less: accumulated depreciation		(6,300,340)	(5,299,421)
Property, Plant and Equipment, Net		$37,544,674	$37,512,261

For the three months ended December 31, 2010 and 2009, depreciation expense totaled $1,010,572 and $520,458, respectively.

NOTE 8 - PROPERTY USE RIGHTS

Property use rights, net of accumulated amortization, consisted of mining and property use rights amounting to $2,245,172 and $1,970,585 at December 31, 2010 and September 30, 2010, respectively. During the three months ended December 31, 2010, Golden Magnesium paid an additional $270,827 to complete the land use rights transaction.

CHINA DIRECT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

NOTE 9 - LOANS PAYABLE

The majority of our loans payable are borrowed for general working capital purposes. Loans payable at December 31, 2010 and September 30, 2010 consisted of the following:

Description	December 31, 2010	September 30, 2010
	(Unaudited)
Lang Chemical loan from Bank of Shanghai. Due on February 20, 2011. 5.31% annual interest rate. Guaranteed by China Investment Guarantor Co. Ltd.	$453,734	$447,888

Lang Chemical loan from China Mingsheng Bank. Due on March 26, 2011. 6.372% annual interest rate. Guaranteed by Chen Jingdong.	695,726	686,762

CDI Beijing non-interest bearing loan from Beijing Mingshang Investment Guarantee Co. Ltd. Due on August 31, 2011. Guaranteed by Chi Chen.	-	4,478,882

CDI China loan from Sunwin Tech Group, Inc. Due on March 30, 2011. 3% annual interest rate. Secured by pledge of CDI China assets.	500,000	-

Lang Chemical loan from Industrial and Commercial Bank of China. Due on October 15, 2011. 5.576% annual interest rate. Guaranteed by Zhu Qian and Chen Jingdong.	302,489	-

CDI Beijing loan from Bank of Hongzhou. Due on October 21, 2011. 6.672% annual interest rate. Guranteed by Chi Chen.	907,468	-

Total	2,859,418	5,613,532
Less: Current Portion	(2,859,418)	(5,613,532)

Loans payable, long-term	$-	$-

NOTE 10 - RELATED PARTY TRANSACTIONS

List of Related Parties

We have specified the following persons and entities as related parties with ending balances as of December 31, 2010 and September 30, 2010:


Yuwei Huang, is executive vice president of our Magnesium segment, a member of the board of directors, chief executive officer and chairman of Chang Magnesium, chairman of Baotou Changxin Magnesium, chairman of YiWei Magnesium, and chief executive officer and vice chairman of Golden Magnesium;

	Taiyuan YiWei Magnesium Industry Co., Ltd., a company organized under the laws of the PRC (“YiWei Magnesium”), is a minority interest owner in Chang Magnesium;
	Lifei Huang, is the daughter of Yuwei Huang;
	Lifei Huang, is a registered representative of Pine Capital Enterprises Inc., a company organized under the laws of the Cayman Islands (“Pine Capital”);
	Lifei Huang, is a registered representative of Wheaton Group Corp., a company organized under the laws of Brunei Darussalam (“Wheaton”);
	LuCheng Haixu Magnesium Co., Ltd., a company organized under the laws of the PRC (“Haixu Magnesium”), is legally represented by an officer of Chang Magnesium;

CHINA DIRECT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

	Lingshi Xinghai Magnesium Co., Ltd., a company organized under the laws of the PRC (“Xinghai Magnesium”), is legally represented by an officer of Chang Magnesium;
	NanTong Langyuan Chemical Co., Ltd., a company organized under the laws of the PRC (“NanTong Chemical”), is owned by Jingdong Chen and Qian Zhu, the minority interest owners of Lang Chemical;
	Jingdong Chen, is vice president of our Basic Materials segment and chief executive officer of Lang Chemical;
	Qian Zhu, is chief financial officer of Lang Chemical. Jingdong Chen and Qian Zhu are husband and wife;
	Chen Chi is vice president of our Basic Materials Segment and minority interest owner of CDI Beijing;
	Zhongmen International Investments Co., Ltd., a company organized under the laws of the PRC (“Zhongmen International”), is legally represented by an officer of CDI Beijing.

As of December 31, 2010, Accounts, loans, and other receivables and prepaid expenses- related parties were $7,600,813 and which consists of Accounts receivable – related party of $1,532,206, Prepaid expenses – related parties of $3,250,023, Loans receivable – related parties of $1,438,253, and Due from related parties of $1,380,330 as set forth below:

Accounts Receivable – related parties

At December 31, 2010 we reported accounts receivable – related parties of $1,532,206 comprised of the following:

	$744,320 due Baotou Changxin Magnesium from YiWei Magnesium for inventory provided;
	$4,696 due Chang Magnesium from Wheaton for inventory provided; and,
	$783,190 due Golden Magnesium from YiWei Magnesium for inventory provided.

At September 30, 2010 we reported accounts receivable – related parties of $2,119,582 comprised of the following:

	$834,758 due Baotou Changxin Magnesium from YiWei Magnesium for inventory provided;
	$4,635 due Chang Magnesium from Wheaton for inventory provided; and,
	$1,280,189 due Golden Magnesium from YiWei Magnesium for inventory provided.

Prepaid Expenses – related parties

At December 31, 2010 we reported prepaid expenses – related parties of $3,250,023 comprised of the following:

	$75,631 prepaid by Chang Magnesium to Haixu Magnesium to for future delivery of inventory;
	$2,545,244 prepaid by Chang Magnesium to YiWei Magnesium to for future delivery of inventory;
$109,148 prepaid by IMTC to YiWei Magnesium for future delivery of inventory; and
$520,000 prepaid by IMTC to Wheaton for future delivery of inventory.

At September 30, 2010 we reported prepaid expenses – related parties of $3,982,163 comprised of the following:

	$204,536 prepaid by Baotou Changxi Magnesium to YiWei Magnesium for future delivery of inventory;
	$74,656 prepaid by Chang Magnesium to Haixu Magnesium to for future delivery of inventory;
	$120,838 prepaid by Chang Magnesium to Xinghai Magnesium to for future delivery of inventory;
	$3,217,076 prepaid by Chang Magnesium to YiWei Magnesium to for future delivery of inventory,
$4,544 prepaid by Golden Magnesium to Senrun Coal for future delivery of coke gas for fuel;
$120 prepaid by Golden Magnesium to YiWei Magnesium for future delivery of inventory; and
$360,393 prepaid by IMTC to YiWei Magnesium for future delivery of inventory.

Restricted Cash, current

       As of December 31, 2010 our restricted cash, current totaled $620,145. At September 30, 2010 we reported Restricted cash, current of $5,091,023 which is principally comprised of the cash proceeds of the $4,478,882 loan from Beijing Mingshang Investment Guarantee Co., Ltd. (the “Beijing Mingshang Loan”) personally guaranteed by Mr.Chen. Mr. Chen used the restricted cash as collateral for his personal purposes.  As of December 31, 2010, Mr. Chen paid off the Beijing Mingshang loan and closed the restricted cash account in which the net cash proceeds from the loan originally resided.

CHINA DIRECT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

Loans Receivable – related parties

At December 31, 2010 we reported loan receivables – related parties of $1,438,253 comprised of the following:

	$1,403,467 due Lang Chemical from NanTong Chemical for funds advanced for working capital purposes; and
	$34,786 due Chen Chi from CDI Beijing for funds advanced for working capital purposes.

At September 30, 2010 we reported loan receivables – related parties of $1,528,911 comprised of the following:

	$1,324,309 due Lang Chemical from NanTong Chemical for funds advanced for working capital purposes;
	$74,648 due Chen Chi from CDI Beijing for funds advanced for working capital purposes;
	$119,437 due Baotou Changxi Magnesium from Haixu Magnesium for funds advanced for working capital purposes; and
	$10,517 due Ruiming Magnesium from YiWei Magnesium for funds advanced for working capital purposes.

Due from related parties

At December 31, 2010 we reported due from related parties of $1,380,330 comprised of the following:

$204,180 due Baotou Changxi Magenesium from YiWei Magnesium for working capital purposes;
	$120,996 due Baotou Changxi Magnesium from Xinghai Magnesium for working capital purposes;
	$851,508 due Chang Magnesium from YiWei Magnesium for working capital purposes;
	$126,088 due Chang Magnesium from Xinghai Magnesium for working capital purposes;
	$121 due Golden Magnesium from Yiwei Magnesium for working capital purposes;
	$19,662 due Ruiming Magnesium from Haixu Magnesium for working capital purposes; and
	$57,775 due CDI Beijing from Zhongmen International for working capital purposes.

At September 30, 2010 we reported due from related parties of $49,566 comprised of the following:

	$49,566 due CDI Beijing from Zhongmen International for working capital purposes.

As of December 31, 2010, Accounts and other payables – related parties were $8,471,558 which consists of Accounts payable – related parties of $2,861,350, Loans payable – related parties of $623,128, and Due to related parties of $4,987,080 as set forth below:

Accounts Payable – related parties

At December 31, 2010 we reported accounts payable – related party of $2,861,350 comprised of the following:

	$15,333 due from Baotou Changxi Magnesium to Haixu Magnesium for purchases of goods;
	$2,844,721 due from IMTC to Pine Capital for purchases of goods;
	$958 due from Golden Magnesium to YiWei Magnesium for purchases of goods; and
$338 due from Golden Magnesium to Xinghai Magnesium for purchases of goods.

At September 30, 2010 we reported accounts payable – related party of $40,558 comprised of the following:

	$12,200 due from Chang Magnesium to Pine Capital for purchases of goods;
	$15,135 due from Baotou Changxi Magnesium to Haixu Magnesium for purchases of goods;
$11,396 due from Golden Magnesium to YiWei Magnesium for purchases of goods;
	$1,493 due from Golden Magnesium to Haixu Magnesium for purchases of goods; and
$334 due from Golden Magnesium to Xinghai Magnesium for purchases of goods.

CHINA DIRECT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

Loan Payable – related parties

At September December 31, 2010 we reported loan payable – related parties of $623,128 comprised of the following:

	$623,128 due to Zhu Qian for funds advanced for working capital of Lang Chemical.

At September 30, 2010 we reported loan payable – related parties of $60,990 comprised of the following:

	$60,990 due to Pine Capital for funds advanced for working capital of Golden Magnesium.

Due to related parties

At December 31, 2010 we reported due to related parties balance of $4,987,080 comprised of the following:


$3,872,157 due to YiWei Magnesium for the balance of the purchase price for Ruiming Magnesium;
$122,569 due to Pine Capital for working capital of Golden Magnesium;
$130,070 due to Xinghai Magnesium for working capital of Ruiming Magnesium; and
$862,284 due YiWei Magnesium for working capital of Ruiming Magnesium.

At September 30, 2010 we reported due to related parties balance of $3,872,157 comprised of the following:

	$3,872,157 due to YiWei Magnesium for the balance of the purchase price for Ruiming Magnesium .

NOTE 11 – CAPITAL STOCK

Preferred Stock and Related Dividends

We have 10,000,000 shares of preferred stock, par value $.0001, authorized, of which we designated 12,950 as our Series A Convertible Preferred Stock in February 2008.  At December 31, 2010 and September 30, 2010 there were 1,006 shares of Series A Convertible Preferred Stock outstanding. The Series A Convertible Preferred Stock has a stated value per share of $1,000, carries an 8% per annum dividend rate payable quarterly in arrears and is convertible into common stock at $1.80 per share after giving effect to a price reduction in connection with a December 30, 2010 offering of our securities. During the three months ended December 31, 2010 and 2009, we paid $20,130 of ordinary dividend in the form of 11,911 shares of our common stock and $40,183 ordinary dividend in the form of 29,255 shares of our common stock, respectively.

On February 11, 2008, we entered into a Securities Purchase Agreement with accredited investors to sell 12,950 shares of our Series A Preferred Stock which was convertible into common stock at $7.00 per share. This class of preferred stock carries an embedded contingent beneficial conversion option that allows the conversion price to reset, contingent upon certain future transactional events. As of May 31, 2009, 1,006 shares of our Series A Preferred Stock were issued and outstanding. On June 15, 2009, we registered a direct offer of our common stock at $1.85 per share, and therefore as provided under the original Securities Purchase Agreement, we should have accounted for this conversion price reduction from $7.00 to $1.85 per share as additional intrinsic values beneficially extended to this class of stockholders in the three month interim period ended June 30, 2009, in which the first conversion price reset occurred. We made a determination that even if we retrospectively applied the adjustments to reflect such accounting changes to the prior periods, the net effect would be immaterial from both a quantitative and qualitative standpoint.

ASC 470-20 provides that upon the resolution of the contingency, a corresponding adjustment is required to account for and recognize the excess number of shares to be received multiplied by the stock price on the original commitment date as additional intrinsic economic benefits extended to this class of shareholders. Based on the facts and circumstances in our case, the preliminary re-measurement for this contingent beneficial conversion option amounted to $600,693, representing the remaining undiscounted portion of the net proceeds allocated to the outstanding 1,006 shares of Series A Preferred Stock at the original offer. As of December 31, 2010, we recorded a total discount of $600,693 to account for the additional intrinsic values for the outstanding 1,006 shares of Series A Preferred Stock, accreted the full amount immediately as this class of preferred stock does not have a stated redemption date or finite life, and recognized it as a one-time deemed dividend or a reduction to our retained earnings and a corresponding increase in additional paid-in capital.

CHINA DIRECT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

Reclassification of Derivative Liabilities

As of December 31, 2010 the Series A Preferred stockholders held an aggregate of 143,750 common stock purchase warrants, which contained a downside ratchet provision, that would allow the exercise price of these warrants to reset, contingent upon certain future transactional events. The terms of these warrants provide that if we sell common stock at a price per share less than the then exercise price of the warrants then we are required to reduce the exercise price of those warrants to the lower price of the subsequent sale. On June 15, 2009, we registered a direct offer of our common stock, which reduced the exercise price of the 143,750 warrants to purchase our common stock from $8.00 to $1.85 per share. On December 30, 2010, we entered into an engagement letter with Rodman & Renshaw for the sale of our common stock at $1.80 per share, which again reset the exercise price of the aforementioned warrants from $1.85 to $1.80 per share.

ASC Topic 815 “Derivatives and Hedging” requires any warrant (or embedded feature) that is not indexed to an entity’s own stock to be classified as a derivative liability instead of part of the permanent equity, with changes in fair value to be recognized into the then current earnings. Even though we should have adopted EITF 07-05 (currently ASC 815-40), beginning on January 1, 2009, applicable to our financial statements, we made a determination that even if we retrospectively applied the adjustments to reflect such accounting changes to the prior periods, the net effect would be immaterial from both a quantitative and qualitative standpoint.

As of December 31, 2010, we reclassified the 143,750 common stock purchase warrants with the downside ratchet provision from additional paid-in capital of the permanent equity into derivative liabilities to reflect the cumulative accounting effects on our balance sheet, with the cumulative effects on changes in fair values of derivative liabilities recognized in the current period of our statement of operations. In conjunction with the re-measurements and reclassifications, we recognized $76,705 as a one-time deemed dividend and a reduction to retained earnings, and recorded a corresponding increase in additional paid-in capital, to reflect the increase in fair value of the 143,750 warrants for the reduction of their exercise price. We reclassified $171,278 to derivative liabilities from additional paid-in capital on our balance sheet, and recorded a net amount of $104,305 as an unrealized gain into our current earnings to reflect the cumulative effects on changes in fair value of derivative liabilities.

As of December 31, 2010, the carrying mount of $66,973 reflected the then current fair value of the derivative liabilities.

Inputs used in making the above determinations included:

	2009
	June 30	September 30	December 31
Value of per common share	$1.72	$1.57	$1.18
Expected time to exercise (year)	2	1.75	1.5
Expected volatility	130%	127%	102%
Risk-free interest rate	1.11%	0.81%	1.14%
Dividend yield	0%	0%	0%

	2010
	March 31	June 30	September 30	December 31
Value of per common share	$1.54	$1.14	$1.21	$1.51
Expected time to exercise (year)	1.25	1	0.75	0.5
Expected volatility	103%	78%	75%	90%
Risk-free interest rate	1.14%	0.32%	0.27%	0.19%
Dividend yield	0%	0%	0%	0%

Common Stock

We have 1,000,000,000 shares of common stock, par value $.0001, authorized. At December 31, 2010 and September 30, 2010 there were 31,966,021 and 31,657,244 shares of common stock issued and outstanding, respectively.

During the three months ended December 31, 2010, we issued a total of 308,777 shares of our common stock comprised of:  11,911 shares to pay dividends on 1,006 shares of our series A preferred stock; 80,000 shares in connection with the exercise of options; 29,250 shares to board members as compensation; 3,000 shares issued for consulting services, and 184,616 were issued to employees as compensation.

CHINA DIRECT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

Stock Incentive Plans

The following table sets forth our stock incentive plan activities during the three months ended December 31, 2010 and changes during the period is as follows:

Description	Shares underlying options	Weighted average exercise price
Outstanding at September 30, 2009	3,655,670	$10.83
Converted to Restricted Stock Award (1)	(953,940)	$4.49
Cancelled	(40,000)	3.75
Adjusted (2)	(288,750)	1.14
Outstanding at September 30, 2010	2,372,980	$10.83
Exercised	(80,000)	1.29
Outstanding at December 31, 2010	2,292,980	$15.30
Exercisable at December 31, 2010	2,292,980	$15.30

(1)           Options previously awarded to employees to purchase 953,940 shares of our common stock with exercise prices ranging from $2.50 to $5.00 were converted into 476,970 shares of stock and restricted stock on February 17, 2010 with vesting dates ranging from immediate to October 1, 2010.  The total additional stock-based compensation expense as a result of the conversion is $328,952.  The aggregate intrinsic value of our outstanding and exercisable options at December 31, 2010 and September 30, 2010 was $2,292,980 and $2,372,980, respectively.

(2)             Reflects an adjustment to the schedule of outstanding stock options included in Note 13 Stockholders’ Equity - Stock Option Plans to our September 30, 2009 consolidated financial statements footnotes included in our 2009 Transition Report on Form 10-K which incorrectly included options to purchase 288,750 shares of our common stock at $1.14 per share.

On June 2, 2010 we modified the exercise price of options to purchase 80,000 shares of our common stock previously awarded to David Stein, our former chief operating officer, from $5.00 per share to $1.29 per share as compensation for consulting and advisory services provided by Mr. Stein. The total additional stock-based compensation expense as a result of the modification was $32,604. On December 30, 2010, David Stein exercised the 80,000 shares.

The weighted average remaining contractual life and weighted average exercise price of options outstanding at December 31, 2010, for selected exercise price ranges, are as follows:

Exercise Price Range	Number of options outstanding	Weighted average remaining contractual life (Years)	Weighted average exercise price	Options Exercisable	Weighted average remaining contractual life (Years)
$2.25 - $2.49	400	3.81	$2.25	400	3.81
$2.50 - $2.99	44,000	1.33	2.50	44,000	1.33
$5.00 - $7.49	226,000	1.38	5.00	226,000	1.38
$7.50 - $9.99	637,000	2.00	7.50	637,000	2.00
$10.00 - $14.99	625,000	3.01	10.00	625,000	3.01
$15.00 - 29.99	500	2.44	15.00	500	2.44
$30.00 - 56.24	760,000	2.07	30.00	760,000	2.07
$56.25 - $60.00	80	3.92	56.25	80	3.92
	2,292,980	2.23	$15.30	2,292,980	2.23

CHINA DIRECT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

Common Stock Purchase Warrants

A summary of the status of our outstanding common stock purchase warrants granted as of December 31, 2010 and changes during the period is as follows:

	Shares underlying warrants	Weighted average exercise price
Outstanding at September 30, 2009	5,834,664	$6.95
Adjustment (1)	75,000	5.00
Exercised	(260,000)	1.14
Expired	(150,000)	10.50
Outstanding at September 30, 2010	5,499,664	6.92
Additions	-	-
Outstanding at December 31, 2010	5,499,664	6.92
Exercisable at December 31, 2010	5,499,664	$6.92

(1)
Reflects an adjustment to reverse the cancellation of 75,000 warrants to purchase shares of our common stock at $5.00 per share entered in error in the nine month transition period ended September 30, 2009.

Exercise Price Range	Number of Warrants outstanding	Weighted average remaining contractual life (Years)	Weighted average exercise price	Warrants Exercisable	Weighted average remaining contractual life (Years)
$0.01 - $2.24	247,500	1.52	$1.55	247,500	1.52
$2.25 - $2.49	1,351,352	3.96	2.31	1,351,352	3.96
$2.50 - $2.99	50,000	0.92	2.50	50,000	0.92
$3.00 - $4.99	50,000	0.67	4.00	50,000	0.67
$7.50 - $9.99	1,906,250	2.12	8.00	1,906,250	2.12
$10.00 - $14.99	1,894,562	0.69	10.00	1,894,562	0.69
	5,499,664	2.03	$6.92	5,499,664	2.03

NOTE 12 - SEGMENT INFORMATION

Our reportable segments are strategic business units that offer different products and services.  Each segment is managed and reported separately based on the fundamental differences in their operations.  Condensed consolidated information with respect to these reportable segments after giving effect to the discontinuance of the operations of Pan Asia Magnesium for the three months ended December 31, 2010 and 2009 are as follows:

For the three months ended December 31, 2010:

(in thousands)	Magnesium	Basic Materials	Consulting	Discontinued Operations	Consolidated
Revenues	$21,282	$19,182	$5,299	$-	$45,763
Revenues - related party	7	-	-	-	7
Total revenues	$21,289	$19,182	$5,299	$-	$45,770
Interest income (expense)	$1	$18	$(27)	$-	$(8)
Net (loss) income	$(465)	$146	$3,641	$-	$3,422
Net (loss) income attributable to CDII	(2.7)	41	3,641	-	3,645
Segment assets at December 31, 2010	$65,578	$20,490	$15,479	$247	$101,794

CHINA DIRECT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

For the three months ended December 31, 2009:

(in thousands)	Magnesium	Basic Materials	Consulting	Discontinued Operations	Consolidated
Revenues	$5,852	$13,391	$568	$-	$19,811
Revenues - related party	2,442	-	-		2,442
Total revenues	$8,294	$13,391	$568		$22,253
Interest income (expense)	$1	$(42)	$40		$(1)
Net income (loss)	$39	$70	$(982)		$(873)
Net (loss) income attributable to CDII	(6)	40	(1,019)		(985)
Segment assets at December 31, 2009	$47,109	$15,741	$14,622	$247	$77,719

NOTE 13 - FOREIGN OPERATIONS

As of December 31, 2010 and 2009 the majority of our revenues and assets are associated with subsidiaries located in the PRC. The revenues for the three months ended December 31, 2010 and 2009 as well as assets at December 31, 2010 and 2009 were as follows:

	For three months ended December 31, 2010
(in thousands)	United States	People’s Republic of China	Total
Revenues	$5,298	$40,465	$45,763
Revenues – related party	-	7	7
Total revenues	$5,298	$40,472	$45,770
Identifiable assets at December 31, 2010	$16,779	$85,015	$101,794

	For the three months ended December 31, 2009
(in thousands)	United States	People’s Republic of China	Total
Revenues	$328	$19,483	$19,811
Revenues – related party	-	2,442	2,442
Total revenues	$328	$21,925	$22,253
Identifiable assets at December 31, 2009	$12,866	$64,853	$77,719

CHINA DIRECT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

NOTE 14 – INCOME TAXES

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

The components of income (loss) for the three months ended December 31, 2010 and 2009 before income tax consisted of the following:

Decscripton	December 31, 2010	December 31, 2009

U.S. Operations	$1,460,778	$(1,228,380)
China Operations	1,888,329	245,099
Discontinued Operations	-	-
Total income (loss)	$3,349,107	$(983,281)

The income tax (expense) and benefit for income taxes for the three months ended December 31, 2010 and 2009 are composed of the following:

Description	December 31, 2010	December 31, 2009

Current:
Federal	$(20,000)	-
State	-	-
Chinese Operations	93,284	110,373
Total benefit and (expense)	73,284	110,373
Deferred:
Federal	-	-
State	-	-
Total provision	-	-
Grand total	$73,284	$110,373

CHINA DIRECT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

The table below summarizes the reconciliation of our income tax benefit (expense) computed at the federal statutory rate and the actual tax provision for the three months ended December 31, 2010.

Description	December 31, 2010

Income tax (expense) benefit provision at Federal statutory rate	$(1,172,187)
State income tax (expense) benefit, net of Federal (expense) benefit	(120,568)
US and state tax rate under/exceeding China tax rate	187,550
China reduced tax rate zones	685,648
Decrease in valuation account	492,841
Income tax benefit	$73,284

We have recorded a current Federal tax provision for an expected Alternative Minimum Tax liability for the three months ended December 31, 2010. Since we have accumulated Federal net operating losses of approximately $10.2 million as of December 31, 2010, given the lack of positive taxable income trend in prior periods, the net operating loss carry-forward has been fully reserved, and therefore the deferred tax asset is zero.

The IRS is currently auditing our consolidated income tax return for 2008. We expect the audit to be completed in the second quarter of 2011.

NOTE 15 - COMMITMENTS AND CONTINGENCIES

Contingencies

Pan Asia Magnesium

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

Although we intend to sell our interest in Pan Asia Magnesium or pursue an arbitration action and cannot predict the outcome of either, we established a $7.4 million provision for a contingent loss from discontinued operations reflecting our entire investment in Pan Asia Magnesium in September 2009. Furthermore, litigation is subject to inherent uncertainties and unfavorable rulings could occur. An unfavorable ruling could include monetary damages against us. Were an unfavorable ruling to occur, there exists the possibility of a material adverse impact on the business or results of operations for the period in which the ruling occurs or future periods.

CHINA DIRECT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

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

Ruiming Magnesium

On July 13, 2010, we entered into an Equity Transfer Agreement with Pine Capital and Yiwei Magnesium to acquire an 80% interest in Ruiming Magnesium effective as of July 1, 2010, in a cash-and-stock transaction for RMB 44,880,000 or about $6,451,677.  The remaining 20% interest in Ruiming Magnesium is owned by Pine Capital.  Yuwei Huang, our executive vice president – magnesium and member of our board of directors, owns or controls Pine Capital and Yiwei Magnesium.

The consideration transferred for the 80% interest in Ruiming Magnesium (the “Consideration”) is a total of approximately $6,451,677 subject to certain post closing conditions and is comprised of (i) $2,428,864 in cash, (ii) 769,231 shares of our common stock valued at $846,154, (iii) an assignment of a portion of our interest in Excel Rise in the amount of $2,367,038, and (iv) contingent consideration of approximately $809,621 in the form of cash or our common stock.  The contingent consideration is earned upon Ruiming Magnesium achieving revenues of RMB 61.2 million (approximately $9.2 million) for the fiscal year ending September 30, 2011 with an EBITDA (earnings before interest, taxes, depreciation and amortization) target of no less than RMB 1,200 (approximately $177) per metric ton of production. In addition to the contingent consideration, Pine Capital and Yiwei Magnesium collectively are entitled to receive a cash payment of approximately $809,621 or 622,172 shares of our common stock in the event Ruiming Magnesium achieves revenues of more than RMB 100 million (approximately $14.7 million) during its fiscal year ending September 30, 2011 with EBITDA of no less than RMB 1,200 (approximately $177) per metric ton of production during that fiscal year.  The payment of these shares as part of the contingent consideration is subject to shareholder approval. Since the conditions under which the 769,231 shares of our common stock to be issued had not occurred as of December 31, 2010, $846,154 of the purchase price was classified as additional paid in capital on our consolidated balance sheet.

NOTE 16 – SUBSEQUENT EVENTS

The Company evaluates subsequent events for purposes of recognition or disclosure in the financial statements up through the date that the financial statements are issued and determined there were subsequent events to be disclosed as follows.

        In connection with our December 30, 2010 offering of our securities, we issued common stock purchase warrants (the “Warrants”) to purchase up to 777,778 shares of our common stock upon closing of the offering which occurred on January 4, 2011. The Warrants do not carry any downside ratchet provision, and are exercisable beginning six months after the issuance date at an exercise price of $2.00 per share until July 4, 2016. The Warrants may become exercisable on a cashless basis if we fail to maintain the effectiveness of our registration statement. The exercise price and number of shares issuable upon exercise are subject to adjustment in the event of stock splits or dividends, business combinations, rights offerings, sale of assets or other similar transactions. The Warrants are not exercisable to the extent that (a) the number of shares of our common stock beneficially owned by the holder, and (b) the number of shares of our common stock issuable upon the exercise of the Warrants would result in the beneficial ownership by holder of more than 4.99% of our then outstanding common stock. This ownership limitation can be increased to 9.99% by the holder upon 61 days notice to us.

On February 14, 2011, we entered into an “At-the-Market” Program Agreement (the “Agreement”), with Global Hunter Securities, LLC (“Global Hunter Securities”), under which we may sell an aggregate of up to $7,136,274 in gross proceeds of our common stock from time to time through Global Hunter Securities, as the agent for the offer and sale of the common stock. Global Hunter Securities may sell the common stock by any method permitted by law, including sales deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act of 1933, including without limitation sales made directly on NASDAQ Global Market, on any other existing trading market for the common stock or to or through a market maker. Global Hunter Securities may also sell the common stock in privately negotiated transactions, subject to our prior approval. We will pay Global Hunter Securities a commission equal to 4% of the gross proceeds of the sales price of all common stock sold through it as sales agent under the Agreement.  The Agreement may be terminated by either party at any time except with respect to any pending sale of our common stock by Global Hunter Securities.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the information contained in our unaudited consolidated financial statements and the notes thereto appearing elsewhere herein and in conjunction with the Management’s Discussion and Analysis set forth in our fiscal 2010 Annual Report on Form 10-K.

Change in Fiscal Year End

Effective August 13, 2009, we changed our fiscal year end from December 31 to September 30. We have defined various periods that are covered in this report as follows:

•	“fiscal 2011” – October 1, 2010 through September 30, 2011
•	“first quarter of fiscal 2011” – October 1, 2010 through December 31, 2010
•	“second quarter of fiscal 2011” – January 1, 2011 through March 31, 2011
•	“fiscal 2010” — October 1, 2009 through September 30, 2010
•	“first quarter of fiscal 2010” – October 1, 2009 through December 31, 2009
•	“2009 transition period” — January 1, 2009 through September 30, 2009
•	“fiscal 2008” — January 1, 2008 through December 31, 2008

OVERVIEW OF OUR PERFORMANCE AND OPERATIONS

Our Business

We are a U.S. company that manages a portfolio of Chinese entities. We also provide consulting services to Chinese businesses. We operate in three identifiable segments, Magnesium, Basic Materials, and Consulting, in accordance with ASC Topic 280, “Disclosure about segments of an Enterprise and Related Information”. We established our Magnesium and Basic Materials segments in 2006 which have grown through acquisitions of controlling interests in Chinese private companies. We consolidate these acquisitions as either our wholly or majority owned subsidiaries. Through this ownership control, we provide management advice as well as investment capital for their expansion.

As of December 31, 2010, our Magnesium segment represents our largest segment by assets and revenues. We manufacture and sell pure magnesium and related by-products. We also purchase and resell magnesium products manufactured by third parties. Magnesium is the lightest and strongest of the structural metals; it is one fourth the weight of steel, two fifth the weight of titanium and two thirds the weight of aluminum. Magnesium is used in a variety of markets and applications due to the physical and mechanical properties of the element and its alloys. Magnesium ingots are the feedstock for the manufacturing process of titanium and aluminum alloying. Magnesium powder and granules are used as desulphurizer that removes sulfur in the production process of steel. And, various types of magnesium alloys which are produced from the pure magnesium ingots we make are used in aircraft, automobile parts, and in electronic equipment such as computers, cameras and cellular phones.

Our Basic Materials segment engages in the sale and distribution of basic resources within Asia and the global purchase and sale of industrial commodities which includes mineral ores, non-ferrous metals and scrap metals. In this segment we sell and distribute a variety of products including (i) industrial grade synthetic chemicals, (ii) steel products (iii) nonferrous metals, and (iv) recycled materials. Additionally, within this segment we hold the rights to mining properties which we are seeking to sell.

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

Our Performance

We experienced the continued growth in our revenues for the first quarter of fiscal 2011 compared to the same period of fiscal 2010, following a gradual recovery in our revenue growth throughout fiscal 2010. Revenues in the first quarter of fiscal 2011 totaled $45.8 million, an increase of $23.5 million or 105.7%, compared to the same period of fiscal 2010, as a result of an increase in revenues across all of our market segments, including $13.0 million within our Magnesium segment, $5.8 million within our Basic Materials segment, and $4.7 million within our Consulting segment, respectively. The revenue increase in our Magnesium segment was primarily a result of an increase in both customer demand and ferrosilicon spot prices which were partially absorbed by the market leading to higher sales prices. The revenue increase in our Basic Materials segment was a result of the improved economic condition and an increase in inflationary pressures on pricing within the Chinese domestic market. The revenue increase in our Consulting segment was primarily the result of a fee derived from consulting services we provided to USChina Channel Inc. (OTC BB: USCC) in connection with its acquisition of China Education Schools, Ltd. Consulting revenue varies depending on the timing and nature of services we provide to a particular client.

Our Magnesium segment sold and distributed 9,337 metric tons of magnesium, including 802 metric tons of magnesium powder, generating revenues of $21.3 million in the first quarter of fiscal 2011, compared to the sale and distribution of 3,532 metric tons on revenues of $8.3 million in the same period of fiscal 2010. Our Basic Materials segment generated revenues of $19.2 million in the first quarter of fiscal 2011 compared to $13.4 million in the same period of fiscal 2010. And, finally, our Consulting segment generated revenues of $5.3 million in the first quarter of fiscal 2011 compared to $0.6 million in the same period of fiscal 2010 primarily due to the addition of a new consulting client and the  fee earned as mentioned above.

Our gross profit in the first quarter of fiscal 2011 amounted to $6.5 million, an increase of $4.7 million, or 258%, compared to the same period in fiscal 2010. Our gross profit margins increased to14.3% in the first quarter of fiscal 2011 as compared to 8.20% in the same period of fiscal 2010, primarily as a result of an increase of 10.3 percentage points in our gross profit margins within our Consulting segment, partially offset by a decrease of 2.29 and 1.43 percentage points within our Magnesium segment and Basic Materials segment, respectively. The improved margin in our Consultant segment was primarily attributable to the  fee from USChina Channel, Inc. for our consulting services rendered in connections with its acquisition of China Education Schools, Ltd. The decrease in margins in our magnesium segment was affected by several factors including the temporary closure of our magnesium production facilities late in the quarter due to the government imposed power restrictions associated with the end of China’s 11th Five Year Plan, a partial absorption of increased ferrosilicon prices largely caused by those same power restrictions and an increase in depreciation expenses primarily from our July 2010 acquisition of Ruiming Magnesium.  Gross margins in our Basic Materials segment were affected by higher input costs and inflationary pressures in China’s domestic market at our Lang Chemical subsidiary compared to the same period of fiscal 2010.

Selling, general and administrative expenses increased $0.8 million in the first quarter of fiscal 2011 compared to the same period of fiscal 2010, primarily due to an increase of $0.8 million and $0.1 million in general and administrative expenses and selling costs, respectively, within our Magnesium segment, and an increase of $0.1 million in selling costs within our Basic Materials segment, which were partially offset by a decrease of $0.3 million in general and administrative expenses within our Consulting segment. In the first quarter of fiscal 2011 we collected $0.4 million from a customer for manufacture processing fees we previously discharged as a bad debt within our Magnesium segment and recognized it as other operating income.

We recognized an unrealized gain of $0.1 million as an adjustment to account for the cumulative effect of a decrease in fair value of derivative liabilities for our warrants we previously issued in connections with the sale of our Series A Convertible Preferred stock in February 2008, which we reclassified from permanent equity to derivative liabilities, with changes in fair value to be recognized in our net earnings. We also recognized a realized loss of $0.1 million in the first quarter of fiscal 2011 for the sale of marketable securities we received for our consulting services compared to a gain of $0.04 million in the same period of fiscal 2010.

Our Outlook

For the remainder of fiscal 2011, we intend to continue to integrate and streamline our PRC based subsidiaries and look to opportunistically grow internally and through strategic acquisitions as global economic conditions improve. At December 31, 2010 we had $35.0 million of working capital including $8.1 million in cash and cash equivalents. While this amount is believed sufficient to meet our current operating cash needs, we expect to seek additional capital to finance the strategic expansion of our magnesium production holdings and finance our cash needs in our commodity trading business.

Recently China’s Central Bank announced its plan to ease its valuation of China’s currency against the U.S. dollar, which is expected to result in a 5% increase in the sales price of U.S. dollar denominated trades in China. An appreciation in the valuation of the RMB may also increase oil and transportation costs in China.

Effective October 20, 2010, China’s Central Bank raised its one-year lending rate to 5.56% from 5.31% for the first time since 2007 as China’s inflation rate accelerated at its fastest pace in the past two years to 3.6% in September 2010 according to a Bloomberg news survey. On December 25, 2010, China’s Central Bank raised China’s benchmark rate by 0.25%. In January, 2011, China’s Central Bank made fighting inflation as its priority and ordered a shift from easy credit to “prudent monetary policy” in 2011. On February 8, 2011, China’s Central Bank raised the benchmark one year lending rate once again to $6.06% in its renewed efforts to combat the country’s inflation.

China’s gross domestic product grew by 9.8% during the first quarter of fiscal 2011 compared to the same period of fiscal 2010, faster than the 9.6% increase seen in the fourth quarter of fiscal 2010, according to the National Bureau of Statistics.  China’s inflation rose 4.6% in December, 2010 from a year earlier. At the same time, China’s Producer Price Index (PPI), another measure of inflation at the whole sale level increased 5.5% over the course of 2010 despite the Chinese Government’s proactive efforts to curb the rampant inflations in the marketplaces.

Magnesium segment. According to the International Magnesium Association (IMA), an industry trade group, in 2010 the China’s magnesium production is estimated to be approximately 653,500 metric tons, an increase from the estimated 460,000 metric tons produced in 2009, with China representing the vast majority of the world’s production.  We anticipate these favorable growth trends will continue in 2011 as both domestic and global demand continues to improve.

Our average magnesium ingot sales price during the first quarter of fiscal 2011 was approximately $2,377 per metric ton, which stabilized and improved slightly on average over the course of the past twelve months from an average sales price in the same period of fiscal 2010 of $2,348 per metric ton (Ex Works). Our sales volume increased at a rate of 164.4% compared to the same period of fiscal 2010. These trends reflect our belief that as worldwide demand accelerates prices will begin to rise in response.  In addition, we believe that demand from the global aerospace, automotive and consumer electronics sectors will fuel additional demand for magnesium and other lightweight metals that are made with magnesium.

In anticipation of continuing increases in worldwide demand for our products we reopened Chang Magnesium in April 2010 and completed an upgrade of our Baotou Changxin Magnesium facility to utilize either more energy efficient waste gas or coal to fuel its furnaces and have increased annual production capacity to 24,000 metric tons.  While our facilities were temporarily idled late in 2010 due to government imposed power restrictions, we expect to utilize that capacity in fiscal 2011. We intend to commence production at Baotou Changxin magnesium later in fiscal 2011. We intend to utilize waste gas provided by nearby coke generating plants when they restart operations.

 Based on the overall trends, an increase in our quoting activities and the indications of increased economic activity worldwide, particularly in the automobile industry, management continues to believe that magnesium demand and prices are poised for further recovery during the remainder of 2011 and beyond.  There are no assurances, however, that our beliefs are correct and events outside of our control could adversely impact this segment of our business.

Basic Materials Segment. In fiscal 2010 we witnessed a sustained economic recovery in the Chinese domestic market, driven by an increase in both domestic consumption and market prices. As a result, in the first quarter of fiscal 2011 total revenues from our specialty chemical sales increased 43.3% while our gross profit margins shrank by 1.43 percentage point due to higher input costs and inflationary pressures in China’s domestic market compared to the same period of fiscal 2010. As the Chinese Government has recently implemented plans to combat rampant inflation, management foresees a continued improvement in both our total revenues and gross profit margins for this segment for the remainder of fiscal 2011, largely due to potential revenues from sales of glacial acetic acid, a transparent liquid widely used in textile, pharmaceutical, and plastic industries under a new supply contract with Shanghai Wujing Chemicals Co. Ltd.

In addition, we witnessed a 76% increase in revenue at our CDI Beijing operations with gross margins holding steady at 10.8% and anticipate an increase in sales of various types of reinforcing steel bars during the balance of fiscal 2011 pursuant to a supply contracts with Beijing Tianrun Construction Co, Ltd. and Beijing Chong Construction Co, Ltd. Sales under these agreements are subject to delivery dates to be determined by the parties over the term of the contracts.

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

Consulting Segment. We have been actively marketing our advisory services in China as the U.S. capital market continues to recover. Management expects to add new consulting clients and complete additional transactions during the balance of fiscal 2011 through these enhanced marketing efforts. These efforts include forming strategic alliances with the industry and trade associations under the auspices of the Chinese Government, such as the China Private Enterprises Association, to introduce the U.S. equity market and its advantages to potential clients in China.

Management believes that the demand for our advisory services from China’s small and medium sized private companies will increase during the balance of fiscal 2011 as more companies seek to access the U.S. equity markets. We will particularly focus our efforts on those companies with potential for growth and profitability, which are in need of business development expertise and capital. In addition to the potential transaction fees, we also anticipate to receive additional client fees generated from our ongoing annual service contracts. Management expects that the cash flow from such transactions and activities-based fees will be sufficient to support our advisory operations in the U.S. in fiscal 2011. Overall, Management foresees our Consulting segment to become an important revenue and earnings driver for our future growth in the years to come.

RESULTS OF OPERATIONS

The results discussed below are for our first quarter of fiscal 2011 and first quarter of fiscal 2010.

Consolidated Revenues

	Three Months Ended December 31,
	2010		2009
(Dollars in thousands)	Revenues	% of Revenues	Revenues	% of Revenues	% increase
Magnesium segment	$21,289	47%	$8,294	37%	157%
Basic Materials segment	19,182	42%	13,391	60%	43%
Consulting segment	5,299	11%	568	3%	833%
Total Consolidated	$45,770	100%	$22,253	100%	106%

Total consolidated revenues during the first quarter of fiscal 2011 were $45.8 million, an increase of 106% compared to the same period of fiscal 2010. This increase was culminating an increase in revenues across all of our market segments, as a result of a rise in demands for all of our products and services within our reporting segments, and an inflationary pressure on commodity prices in the both China and the global marketplaces.

Consolidated Operating Income and Expenses

	Three Months Ended December 31,
	2010		2009
(Dollars in thousands)	Amount	% of Revenues	Amount	% of Revenues	Changes in Per. Points
Revenues	$45,770	100%	$22,253	100%	n/a
Cost of revenues	39,239	86%	20,428	92%	(6)
Gross profit	6,531	14%	1,825	8%	6
Other operating income	(375)	1%	(205)	1%	0
Total operating expenses	3,602	8%	2,999	13%	(5)
Total operating income (loss)	$3,304	7%	$(969)	(4)%	11

Total consolidated operating income for the first quarter of fiscal 2011 amounted to $3.3 million compared to the operating loss during the same period of fiscal 2010 of $1.0 million. This improvement in operating income compared to that of the prior year was primarily attributable to $3.7 million of operating income within our Consulting segment as a result of the $4.9 million in  compensation we earned in connection with the consulting services we provided to USChina Channel, Inc., and $0.2 million of operating income within our Basic Materials segment, partially offset by $0.6 million of operating loss within our Magnesium segment.

Our cost of revenues totaled $39.2 million in the first quarter of fiscal 2011, an increase of $18.8 million, or 92.0%, compared to the same period of fiscal 2010, primarily due to an increase in revenues. Our cost of revenues expressed as a percentage of revenues decreased 6 percentage points in the first quarter of fiscal 2011 compared to the same period of fiscal 2010. This decrease was primarily attributable to an increase of $4.5 million in revenues and an increase of 10.23 percentage points in gross profit margin within our Consulting segment, partially offset by a decrease of 2.29 and 1.43 percentage points in gross profit margins within our Magnesium and Basic Materials segments, respectively.

Our operating expenses in selling, general, and administrative expenses increased $0.8 million in the first quarter of fiscal 2011 compared to the same period of fiscal 2010 due to an increase in production and operating activities, including depreciation and selling costs within our Magnesium and Basic Materials segments, partially offset by a $0.3 million reduction in general and administrative costs within our Consulting segment. However, to put this increase in the context of our increased revenues and operating activities, our operating expenses as a percentage of revenues for the first quarter of fiscal 2011 decreased 6 percentage points compared to the same period of fiscal 2010.

Magnesium Segment Operating Results

Revenues. Magnesium segment revenues for the first quarter of fiscal 2011 totaled $21.3 million, an increase of $13.0 million or 156.7% compared to the same period of fiscal 2010. This increase was primarily attributable to an increase of $12.3 million in sales volumes and $0.8 million in our selling price, due to an increase in both customer demand and ferrosilicon spot prices which were partially absorbed by the market leading to higher sales prices, and $2.3 million in revenues from our recent acquisition of Ruiming Magnesium in July 2010. At the same time, the average selling price in the first quarter of fiscal 2011 increased 3.3% compared to the same period of fiscal 2010.

Gross Profit Margins. Gross profit margins for the segment decreased 2.29 percentage points to 2.1% for the first quarter of fiscal 2011 compared to the same period of fiscal 2010 primarily as a result of the temporary closure of our magnesium production facilities late in the quarter due to government imposed power restrictions associated with the end of China’s 11th Five Year Plan, partial absorption of increased ferrosilicon prices largely caused by those same power restrictions and an increase in depreciation expenses primarily from our July 2010 acquisition of Ruiming Magnesium.

Operating Expenses. Operating expenses for the segment totaled $1.4 million, an increase of $0.8 million, or123.9%, compared to the same period of fiscal 2010.  This increase was primarily attributable to an overall increase in our operating activities, $0.3 million in depreciation and $0.2 million in general and administrative expenses attributable to Ruiming Magnesium, an increase of $0.2 million in general and administrative expenses for our new sales and administrative offices in China, and $0.1 million in selling related expenses, as compared to the same period of fiscal 2010.

Basic Materials Segment Operating Results

Revenues. Basic Materials segment revenues totaled $19.2 million in the first quarter of fiscal 2011, an increase of $5.8 million, or 43.3%, compared to the same period of fiscal 2010.  Revenues in this segment benefited from the addition of $3.3 million in sales for industrial chemicals and $2.5 million in sales of steel products and other construction materials as a result of higher demand and spot prices.

Gross Profit Margins. Gross profit margins for the segment decreased 1.43 percentage points in the first quarter of fiscal 2011 compared to the same period of fiscal 2010 while our gross profit increased to $1.2 million compared to same period of fiscal 2010. The increase in gross profit was primarily attributable to our an increase of $5.8 million in sales revenues partially offset by a decrease in gross profit margins which was primarily attributable to increases in our costs to purchase the products we resell at Lang Chemical which have been affected by China’s inflation on commodity prices and higher transportation costs. Gross profit margins in our Basic Materials segment were affected by higher input costs and inflationary pressures in China’s domestic market at our Lang Chemical subsidiary compared to the same period of fiscal 2010.

Operating Expenses. Operating expenses for the segment totaled $0.9 million in the first quarter of fiscal 2011, an increase of $0.1 million, or 14%, compared to the same period of fiscal 2011. This increase was primarily due to an increase of $0.1 million in selling related costs and sales commissions on higher sales.

Consulting Segment Operating Results

Revenues. Consulting segment revenues totaled $5.3 million in the first quarter of fiscal 2011, an increase of $4.7 million, compared to the same period of fiscal 2010. This increase was primarily attributable to $4.9 million in fees for our consulting services provided to USChina Channel, Inc., in connection with its acquisition of China Education Schools, Ltd., which was partially offset by a decrease of $0.2 million in recurring management fees we earned from our existing client companies.

Gross Profit. Gross profit for the segment totaled $4.9 million in the first quarter of fiscal 2011, an increase of $4.5 million, or 949%, compared to the same period of fiscal 2010, due to an increase in $4.9 million in fees for our consulting services provided to USChina Channel, Inc. partially offset by $0.4 million in costs directly associated with these services.

Operating Expenses. Operating expenses for the segment, which includes both general and administrative expenses associated with this segment as well as our corporate overhead, totaled $1.3 million in the first quarter of fiscal 2011, a decrease of $0.3 million, or 18%, compared to the same period of fiscal 2010. This decrease was primarily due to a decrease of $0.2 million in stock-based compensation and $0.2 million in consulting and travel related expenses, partially offset by an increase of $0.1 million in payroll and payroll tax related expenses.

Total Other (Expense) Income

Total other income amounted to $45,360 in the first quarter of fiscal 2011 compared to $13,996 of total other expense for the same period of fiscal 2010. The other income was the result of $0.1 million as an unrealized gain for the cumulative effect on changes in fair value of our outstanding common stock warrants reclassified on our balance sheet as derivative liabilities from the permanent equity, partially offset by a realized loss of $0.1 million on our sales of marketable securities available-for-sale we previously received for services from our consulting client companies.

Income Tax (Expense) Benefit

Income tax benefit totaled $0.1 million in the first quarter of fiscal 2011, which remained unchanged as compared to the same period of fiscal 2010. Our Magnesium segment recorded a tax benefit of $0.2 million as a result of its net loss in China, which was partially offset by our Basic Materials segment’s income tax expense of $0.1 million against its China-based taxable income.

Net Income (Loss)

Net income totaled $3.4 million in the first quarter of fiscal 2011 compared to a net loss of $0.9 million in the same period of fiscal 2010. This increase in net income was primarily attributable to revenues within our Consulting segment, as a result of an increase of $4.9 million in service revenues in our Consulting segment, and $0.1 million in an unrealized gain on changes in fair value of our common stock warrants as derivative liabilities, which were partially offset by an increase of $0.8 million in operating expenses within our Magnesium and Basic Materials segments.

Foreign Currency Translation Gain (Loss)

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

As a result of these translations, we reported a foreign currency translation gain of $0.8 million in the first quarter of fiscal 2011 as compared to a translation loss of $0.4 million for the same period of fiscal 2010. This non-cash gain had the effect of increasing our reported total comprehensive income. This item is discussed in further detail in Note 3 – Comprehensive Income in our notes to consolidated financial statements included in this report.

Unrealized Gain (Loss) on Marketable Securities Available for Sale, Net of Income Tax

Unrealized gain on marketable securities available for sale net of income taxes for the first quarter of fiscal 2011 totaled $0.4 million compared to an unrealized loss of $0.3 million for the same period of fiscal 2010 as a result of changes in fair value of the marketable securities we received from our client companies for services within our Consulting segment.

We classify all marketable securities we receive for consulting services from our client companies that have readily determinable market prices from the stock exchanges as marketable securities available for sale pursuant to ASC 320 “Investment of Debt and Equity Securities.” We make valuations of the carrying amount of these marketable securities available for sale on a quarterly basis. We record an unrealized gain/(loss) for the fair market valuation (FMV) of such securities in the equity section of our balance sheet as Other comprehensive income (OCI). We make an analysis on an annual basis to determine if and when such unrealized (loss) has become other than temporarily impaired, and reclassify it as a realized (loss) into our current period’s net income/(loss). This determination is based on a number of factors, including but not limited to (i) the percentage of the decline, (ii) the severity of the decline in relation to the enterprise/market conditions, and (iii) the duration of the decline.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash. As of December 31, 2010 our working capital totaled $35.0 million compared to $30.3 million as of September 30, 2010.  We rely upon cash generated from our operations, advances from related parties and capital raised through equity sales to fund our operations.

Our cash balance as of December 31, 2010 totaled $8.1 million, a decrease of $2.0 million, or 20.1%compared to that of September 30, 2010. This decrease was primarily due to an increase of $3.3 million in prepaid expenses as an advance to suppliers within our Magnesium and Basic Materials segments, $1.7 million in inventories within our Magnesium segment, $1.3 million in accounts receivable within our Basic Materials segment, and $1.0 million in property and equipment within our Magnesium segments; which were partially offset by an increase of $2.8 million in accounts payable within our Magnesium segment, $1.7 million in other payable within our Magnesium and Basic Materials segments, and $1.1 million in other payable-related party within our Magnesium segment.

The continued implementation of our business model, which includes providing investment capital to augment the growth of our portfolio companies, the operation of our commodity trading business and to expand our business through new acquisitions, will in all likelihood require additional capital.  In addition, during fiscal 2011, we plan to use our magnesium holdings as a basis to raise capital and expand our magnesium holdings by acquiring additional operations owned or controlled by Yuwei Huang, an executive officer and director of our company, as contemplated in a non-binding letter of intent we have entered into with Mr. Huang during our 2009 transition period.  While we do not anticipate any difficulties in raising the additional capital as needed, we do not presently have any firm commitment from any third parties and it is possible that we may not be able to raise the capital upon terms acceptable to us.  In that event, we would be forced to postpone certain of our expansion plans until the capital markets are more readily accessible.

On December 30, 2010, we entered into an agreement to sell 2,222,223 shares of our common stock, at a price of $1.80 per share, along with our common stock purchase warrants to purchase up to an additional 777,778 shares of common stock exercisable at $2.00 per share. At closing on January 4, 2011, we received the net proceeds of approximately $4.0 million after placement agent fees and other expenses equal to approximately 5% of the aggregate net proceeds. We plan to use the proceeds from this offering for general working capital.

Our registration statement on Form S-3, declared effective by the SEC on August 1, 2008, which permits us to sell, on a delayed or continuous basis until August 2011, shares of our common stock or other securities along with certain selling shareholders at an offering price not to exceed $70,000,000 at any time pursuant to a registration statement that we filed pursuant to Rule 415 under the Securities Act of 1933. The amount of our common stock which we or the selling shareholders are permitted to sell pursuant to the registration statement is limited to no more than one third of the aggregate market value, during the period of 12 calendar months prior to the sale, of the voting and non-voting common equity held by non-affiliates of our company. Subject to this limitation and taking into account previous sales of our securities under this registration statement of $18,848,184, as of December 31, 2010 we have a balance of $51,151,816 which we are permitted to sell under this registration statement prior to its expiration in August 2011.

The following table provides certain selected balance sheet comparisons between December 31, 2010 and September 30, 2010:

(Amounts in thousands)	December 31, 2010	September 30, 2010	Increase / (decrease)	% Increase / (decrease)
Cash	$8,077	$10,111	$(2,034)	(20)%
Marketable securities	7,688	2,221	5,467	246%
Accounts and notes receivable, net	16,148	15,236	912	6%
Accounts receivable – related party	7,601	7,680	(79)	(1)%
Inventories, net	8,471	6,373	2,098	33%
Prepaid expenses and other assets	12,377	8,552	3,825	45%
Total current assets	61,621	55,989	5,632	10%
Property and equipment, net	37,545	37,512	33	0%
Total assets	101,794	95,862	5,932	6%

Accounts payable and accrued expenses	9,989	11,251	(1,262)	(11)%
Accounts and other payable – related party	8,472	3,973	4,499	113%
Advances from customers	1,879	2,797	(918)	(33)%
Other liabilities	2,906	1,074	1,832	171%
Loans payable – short terms	2,859	5,614	(2,755)	(49)%
Total current liabilities	$26,611	$25,667	$944	4%

We maintain cash and cash equivalents in the United States and China. At December 31, 2010 and September 30, 2010, bank deposits by geographic area, were as follows:

Country	December 31, 2010		September 30, 2010
United States	$4,949,668	61%	$4,851,329	48%
China	3,127,769	39%	5,259,489	52%
Total cash and cash equivalents	$8,077,437	100%	$10,110,818	100%

As of December 31, 2010, a substantial portion of our cash balance, 39%, was in the form of RMB held in bank accounts at financial institutions located in the PRC. Cash held in banks in the PRC is not insured. The value of cash on deposit in China of $3.1 million at December 31, 2010 has been converted based on the exchange rate as of December 31, 2010. In 1996, the Chinese government introduced regulations, which relaxed restrictions on the conversion of the RMB; however restrictions still remain, including but not limited to restrictions on foreign invested entities. Foreign invested entities may only buy, sell or remit foreign currencies after providing valid commercial documents at only those banks authorized to conduct foreign exchanges. Furthermore, the conversion of RMB for capital account items, including direct investments and loans, is subject to PRC government approval. Chinese entities are required to establish and maintain separate foreign exchange accounts for capital account items. We cannot be certain Chinese regulatory authorities will not impose more stringent restrictions on the convertibility and outflow of RMB, especially with respect to foreign exchange transactions. Accordingly, cash on deposit in banks in the PRC is not readily deployable by us for purposes outside of China.

Current assets as of December 31, 2010 totaled $61.6 million, an increase of $5.6 million , or 10.1%, compared to September 30, 2010.  This increase was primarily attributable to the additions of $5.0 million in securities from a new consulting client within our Consulting segment, an increase of $3.3 million in prepaid expenses as an advance to our third party suppliers, and $2.4 million in finished goods inventories, which were partially offset by a decrease of $4.5 million in restricted cash, $0.6 million in accounts receivable-related party, and $0.6 million in advance to suppliers-related party.

A summary of total assets by segment and discontinued operations at December 31, 2010 and at September 30, 2010 is as follows:

(Amounts in thousands)	December 31, 2010	September 30, 2010
Magnesium segment	$65,577	$62,415
Basic Materials segment	20,490	22,988
Consulting segment	15,480	10,212
Discontinued Operations	247	247
Total	$101,794	$95,862

The following table provides detail of selected balance sheet items by segment as of December 31, 2010:

	Magnesium	Basic Materials	Consulting	Discontinued Operations	Consolidated
Accounts and notes receivable	$7,248,491	$8,738,356	$161,004		$16,147,851
Accounts and other receivable – related party	6,104,784	1,496,029	-		7,600,813
Inventories, net	5,795,841	2,675,245	-		8,471,086
Prepaid expenses and other current assets	8,203,784	2,300,830	1,872,539		12,377,152
Total current assets	29,132,806	17,175,924	15,260,777	51,345	61,620,862

Accounts payable and accrued expenses	7,743,325	1,723,374	522,239		9,988,938
Loans payable – short term	-	2,359,418	500,000		2,859,418
Accounts and other payable – related party	3,976,274	623,128	3,872,156		8,471,558
Advances from customers and deferred revenues	1,261,076	617,642	-		1,878,718
Other liabilities	37,442	2,336,188	532,299		2,905,929
Total current liabilities	$12,907,982	$8,232,817	$5,459,210	10,653	$26,,610,662

Our accounts receivable and notes receivable as of December 31, 2010 totaled $16.1 million, an increase of $0.9 million, or 6.0%, compared to September 30, 2010 primarily due to an increase of $1.3 million and $0.3 million in trade accounts receivable within our Basic Materials segment and Magnesium segment, respectively, as a direct result of increases in sales volumes, partially offset by a decrease of $0.7 million in notes receivable in our Basic Materials segment. Our Magnesium and Basic Materials segments generally offer payment terms to our long-term credit worthy customers. In our Consulting segment we generally receive full payment in advance for ongoing consulting services to our existing client companies, upon entering into a consulting agreement.

Inventories as of December 31, 2010 totaled $8.5 million, including $5.3 million of finished goods and $3.2 million of raw materials, a net increase of $2.1 million, or 32.8%, compared to September 30, 2010.  This increase was primarily due to an increase of $2.0 million and $0.4 million in finished goods within our Magnesium segment and Basic Materials segment, respectively, which were partially offset by a decrease of $0.3 million in raw materials within our Magnesium segment.

Prepaid expenses and other current assets consist of prepayments to vendors for inventory, other receivables, loans receivable, VAT tax refunds, and security deposits.  Prepaid expenses and other current assets as of December 31, 2010 totaled $12.4 million, an increase of $3.8 million, or 44.7%, compared to September 30, 2010.  This increase was primarily attributable to an increase of $3.3 million in prepaid expenses as an advance to our third party suppliers, $0.4 million in advance to our consulting client companies for compliance related costs, and $0.1 million in loan receivable net of allowance of doubtful accounts.

Accounts payable and accrued expenses represent payables associated with the general operation of each segment, including accrued payrolls and advances from customers representing prepayments for products, which have not yet been shipped. As of December 31, 2010, accounts payable and accrued expenses totaled $10.0 million, a decrease of $1.3 million compared to September 30, 2010.

Accounts and other payable – related party represent payables owed to the related parties for transactions occurred in the ordinary course of business or for working capital advances. As of December 31, 2010, accounts and other payable – related party totaled $8.5 million, an increase of $4.6 million, or 54.1%, compared to September 30, 2010, primarily as a result of an increase of $2.8 million in accounts payable –related party reflecting the liabilities incurred from trade transactions between us and our related parties in the ordinary course of business, as well as $1.1 million and $0.6 million in other payable-related party reflecting obligations incurred for short-term working capital borrowings from our related parties to meet the operational cash flow needs within our Magnesium segment and Basic Materials segment, respectively.

Advances from customers and deferred revenues represent prepayments for products or services, which have not yet been shipped or provided. As of December 31, 2010, advances from customers totaled $1.9 million, a decrease of $0.8 million, or 42.1%, compared to September 30, 2010, reflecting the completion of our product deliveries within our Basic Materials segment. Deferred revenues represents considerations received for products and services yet to be rendered. We did not record any additional deferred revenues in the first quarter of fiscal 2010, and therefore, as of December 31, 2010, deferred revenues totaled $0.1 million, the same as that of September 30, 2010.

Consolidated Statement of Cash Flows

For the first quarter of fiscal 2011, net decrease in cash totaled $2.0 million, which was comprised of $4.2 million used in operating activities, $1.0 million used in investing activities, partially offset by $2.1 million provided by financing activities, and $1.2 million from the effect of foreign currency exchange rate on cash.

Cash Provided by (Used in) Operating Activities

Net cash used in operating activities for the first quarter of fiscal 2011 totaled $4.2 million. It was primarily due to an increase of $3.8 million in prepaid expenses and other assets, $2.1 million in inventories, and $0.9 million in accounts receivable, a decrease of $1.3 million in accounts payable and accrued expenses, and $0.9 million in advances from customers, and a reconciliation of non-cash revenues of $5.2 million in fair value of equity securities received for services we provided to our clients, which were partially offset by an increase of $4.5 million in accounts and other payable-related party, $3.4 million in net income, and a reconciliation of non-cash charges of $1.0 million in depreciation and amortization, $0.1 million in stock based compensation, and $0.1 million in realized loss on the sales of marketable securities available-for-sale.

Net cash used in operating activities for the first quarter of fiscal 2010 totaled $4.4 million which was primarily due to our net loss during this period of $0.9 million, an increase in our prepaid expenses to suppliers and other assets of $3.9 million, a decrease in advances from customers of $1.3 million, a decrease in other payables of $1.6 million, an increase in accounts receivable (including related party) of $0.6 million, and a decrease in taxes payable of $0.6 million.  These amounts were partially offset by a decrease in accounts receivable and other assets-related parties of $1.9 million, a decrease in inventory of $0.2 million, and our non-cash charges in depreciation and amortization of $0.5 and stock-based compensation of $0.2 million, respectively.

Cash Provided by (Used in) Investing Activities

Net cash used in investing activities for the first quarter of fiscal 2011 totaled $1.0 million, which was primarily attributable to an increase of $1.3 million in purchases of property and equipment, partially offset by $0.3 million in net proceeds received from our sales of marketable securities available-for-sale.

Net cash provided by investing activities for the first quarter of fiscal 2010 totaled $0.5 million.  The net cash provided by investing activities for the first quarter of fiscal 2010 was a result of proceeds from the sales of marketable securities available sale of $0.7 million, partially offset by an increase in loans receivable – related party of $0.2 million.

Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities for the first quarter of fiscal 2011 totaled $2.1 million, which was primarily due to a decrease of $4.5 million in restricted cash, an increase of $0.3 million in capital contributions from non-controlling interest owners, and $0.1 million in net proceeds we received from exercises of our common stock options, which were partially offset by a decrease of $2.8 million in loans payable.

Net cash provided by financing activities for the first quarter of fiscal 2010 totaled $0.2 million. We received $0.3 million in proceeds from loans payable and $0.2 million in proceeds from the sale of common stock and the exercise warrants to purchase our common stock. These items were partially offset by $0.4 million in loan payments to related parties.

Series A Preferred Stock and Related Dividends

In February 2008, we completed a private placement (“Series A Preferred Stock Offer”) whereby we sold to accredited investors 12,950 shares of our Series A Convertible Preferred Stock (“Series A Preferred Stock”) together with common stock purchase warrants to purchase an aggregate of 1,850,000 shares of our common stock. At closing, we received gross proceeds of $12,950,000 with net proceeds of $11.5 million. The Series A Preferred Stock had a stated value per share of $1,000, carried an 8% per annum dividend rate payable quarterly in arrears, and was originally set to be convertible into our common stock at $7.00 per share. The dividends are payable in cash or shares of our common stock, at our option, subject to certain provisions. As of June 30, 2008, holders of our Series A Preferred Stock converted 11,944 shares out of the 12,950 shares of the Series A Preferred Stock.

On June 15, 2009, our Series A Preferred Stock was reset to be convertible into our common stock at a new conversion price of $1.85 per share from $7.00 per share set on its original offer as of February 11, 2008. Furthermore, due to our recent registered offer of our common stock with Rodman & Renshaw, effective December 30, 2010, each Series A Preferred Stock was reset again to be readily convertible into 556 shares of our common stock at the current conversion price of $1.80 per share.

In first quarter of fiscal 2011, we paid $20,130 of ordinary dividends in the form of 11,911 shares of our common stock at the average price of $1.69 per share. Due to our Series A Preferred Stock conversion price resets, in the first quarter of fiscal 2011, we recognized a one-time deemed dividend of $0.6 million, to account for the cumulative effects of the embedded beneficial conversion options in our Series A Preferred Stock as a reduction to our retained earnings. Additionally, we also recorded a one-time deemed dividend of $0.1 million as a reduction to our retained earnings, to account for the cumulative effects of an increase in the fair market value extended to our preferred stockholders whose warrants to purchase our common stock were beneficially reset from the original conversion price of $8.00 per share to $1.80 per share.

As of December 31 2010 only 1,006.25 shares of Series A Preferred remained outstanding.

Noncontrolling Interest

As of December 31, 2010, our consolidated balance sheet reflects a total noncontrolling interest of $20.5 million which represents the equity portion of our subsidiaries held by noncontrolling shareholders. The following table provides information regarding the noncontrolling interest by segment:

Segment	December 31, 2010	September 30, 2010
Magnesium segment	$16,829,200	$16,741,614
Basic Materials segment	3,710,862	3,258,934
Consulting segment	-	-
Total	$20,540,062	$20,000,548

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

A summary of significant accounting policies is included in Note 1 to the unaudited consolidated financial statements included in this quarterly report. Management believes that the application of these policies on a consistent basis enables us to provide useful and reliable financial information about our operating results and financial condition.

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

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results when ultimately realized could differ from those estimates. Significant estimates in fiscal 2011 and fiscal 2010 include the allowance for doubtful accounts of accounts receivable, stock-based compensation, and the useful life of property, plant and equipment.

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

Most, but not all, of our financial instruments are carried at fair value, including, all of our cash equivalents, investments classified as available for sale securities and assets held for sale and are carried at fair value, with unrealized gains and losses, net of tax. Most, but not all of our valuation measurements are based on Level 1 measurements.

Marketable Securities

We make valuations of the carrying amount of our Marketable Securities Available-for-Sale quarterly pursuant to ASC 320 (SFAS 115), “Investments – Debt and Equity Securities”. For marketable securities which have a readily determinable and active quoted price, such as from NASDAQ, NYSE Amex, the Over the Counter Bulletin Board, and the Pink Sheets, we classify such securities as “Marketable Securities Available-for-Sale”, and record the changes in fair value as an unrealized gain/(loss) in the equity section of our balance sheet as Other Comprehensive income (OCI). We make an analysis at the least on an annual basis to determine if and when such unrealized (loss) has become other than temporary, and reclassify it as a realized (loss) into our current period’s net income/(loss). This determination is based on a number of factors, including but not limited to (i) the percentage of the decline, (ii) the severity of the decline in relation to the enterprise/market conditions, and (iii) the duration of the decline.

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

Most of securities (exclusive of preferred stock and common stock purchase warrants) we receive from our clients as compensation are restricted for resale. Our policy is to liquidate securities received as compensation when market conditions are favorable for sale. Since these securities are often restricted, we are unable to liquidate them until the restriction is removed. We recognize revenue for common stock based on the fair value at the time common stock is granted and for common stock purchase warrants based on the Black-Scholes valuation model. For Marketable Securities Available-for-Sale, any unrealized gain or loss is recognized as an element of comprehensive income based on changes in the fair value of the security as quoted on an exchange or an inter-dealer quotation system. Once liquidated, any realized gain or loss on the sale of Marketable Securities Available-for-Sale is reflected in our net income for the period in which the security is liquidated.

Comprehensive income

We follow ASC 205, “Presentation of Financial Statements,” and ASC 220 (SFAS 130), “Reporting Comprehensive Income,” to recognize the elements of comprehensive income. Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive income for the first quarter of fiscal  2011 and the same period of fiscal 2010 included net income, foreign currency translation adjustments, unrealized gains or losses on marketable securities available for sale, net of income taxes, and unrealized gains or losses on marketable securities available for sale-related party, net of income taxes.

Impairment of long-lived assets

In accordance with ASC 360-10 (SFAS 144), “Impairment or Disposal of Long-Lived Assets”, we periodically review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. We recognize an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the estimated fair value and the book value of the underlying asset. We did not record any impairment charges during the first quarter of 2011 and 2010, respectively.

Subsidiaries Available for Sale

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

Cautionary Note Regarding Forward-Looking Information and Factors That May Affect Future Results

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This Quarterly Report on Form 10-Q and other written and oral statements that we make from time to time contain such forward-looking statements that set out anticipated results based on management’s plans and assumptions regarding future events or performance. We have tried, wherever possible, to identify such statements by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will” and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results of current and anticipated sales efforts, expenses, the outcome of contingencies, such as legal proceedings, and financial results. A list of factors that could cause our actual results of operations and financial condition to differ materially is set forth below, and these factors are discussed in greater detail under Item 1A – “Risk Factors” of our 2010 Annual Report on Form 10-K:

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, or CEO, and our Chief Financial Officer, CFO, to allow timely decisions regarding required disclosure. Management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2010. Based on that evaluation solely as a result of continuing material weaknesses in our internal control over financial reporting identified in our Annual Report on Form 10-K for the fiscal year ended September 30, 2010, our management, including our CEO and CFO, concluded that our internal control over financial reporting were not effective as of December 31, 2010.

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

A “significant deficiency” is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of a registrant’s financial reporting.  And, a “material weakness” is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements would not be prevented or detected on a timely basis. We expect the material weakness will be remediated by the end of fiscal 2011. Until such time, however, as these material weaknesses in our internal control over financial reporting are remediated, we expect to have continuing material weaknesses in our internal control over financial reporting.

Changes in Internal Control

There were no changes in our internal control over financial reporting identified in connection with the evaluation of our controls performed during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

A discussion discussing legal proceedings can be found under Item 3, “Legal Proceedings”, in our fiscal 2010 Annual Report on Form 10-K. There has been no material change in our Legal Proceedings from those previously discussed in the fiscal 2010 Annual Report on Form 10-K.

Item 1A.	Risk Factors

Risk factors describing the major risks to our business can be found under Item 1A, “Risk Factors”, in our fiscal 2010 Annual Report on Form 10-K.  There has been no material change in our risk factors from those previously discussed in the fiscal 2010 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

 None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	(Removed and Reserved).

Item 5.	Other Information.

 On February 14, 2011, we entered into an “At-the-Market” Program Agreement (the “Agreement”), with Global Hunter Securities, LLC (“Global Hunter Securities”), under which we may sell an aggregate of up to $7,136,274 in gross proceeds of our common stock from time to time through Global Hunter Securities, as the agent for the offer and sale of the common stock. Global Hunter Securities may sell the common stock by any method permitted by law, including sales deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act of 1933, including without limitation sales made directly on NASDAQ Global Market, on any other existing trading market for the common stock or to or through a market maker. Global Hunter Securities may also sell the common stock in privately negotiated transactions, subject to our prior approval. We will pay Global Hunter Securities a commission equal to 4% of the gross proceeds of the sales price of all common stock sold through it as sales agent under the Agreement.  The Agreement may be terminated by either party at any time except with respect to any pending sale of our common stock by Global Hunter Securities.

The summary of the terms of the Agreement is qualified in its entirety by the text of the Agreement, a copy of which is attached to this Form 10-Q as Exhibit 10.56.

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

4.3
Form of $2.00 Common Stock Purchase Warrant (incorporated herein by reference to Exhibit 4.3 as part of the Company’s Form 8-K as filed with the Commission on January 4, 2011 (Commission File No. 000-233694)).

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
Form of Restricted Stock Agreement for awards to Directors under the Company’s 2008 Non-Executive Stock Incentive Plan (incorporated herein by reference to Exhibit10.27 filed as a part of the Company?痵 Form 10-Q filed with the Commission on August 8, 2008 (Commission File No. 001-33694)).

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

10.53
Amendment dated October 28, 2010 to Equity Transfer Agreement dated July 13, 2010 entered into among CDI China, Inc., Pine Capital Enterprises, Inc., Taiyuan Yiwei Magnesium Industry Co., Ltd. and Taiyuan Ruiming Yiwei Magnesium  Industry Co., Ltd. (incorporated herein by reference to Exhibit 10.53 as part of the Company’s Form 10-K as filed with the Commission on December 23, 2010 (Commission File No. 001-33694)).

10.54
Engagement Letter dated December 30, 2010 between China Direct Industries, Inc. and Rodman & Renshaw, LLC (incorporated herein by reference to Exhibit 10.54 as part of the Company’s Form 8-K as filed with the Commission on January 4, 2011 (Commission File No. 001-33694)).

10.55
Form of Securities Purchase Agreement dated December 30, 2010 (incorporated herein by reference to Exhibit 10.55 as part of the Company’s Form 8-K as filed with the Commission on January 4, 2011 (Commission File No. 001-33694)).

10.56	*	“At-the-Market” Program Agreement between China Direct Industries, Inc. and Global Hunter Securities, LLC dated February 14, 2011.
31.1	*	Section 302 Certificate of Chief Executive Officer.
31.2	*	Section 302 Certificate of Principal Financial and Accounting Officer.
32.1	*	Section 906 Certificate of Chief Executive Officer and Principal Financial and Accounting Officer.

+	Management contract or compensatory plan or arrangement.
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA DIRECT, INC.

Date: February 14, 2011	By: /s/ Yuejian (James) Wang
Yuejian (James) Wang,
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: February 14, 2011	By: /s/ Andrew X Wang
Andrew X Wang
Chief Financial Officer
(Principal Financial and Accounting Officer)