Form 10-Q
period 2011-03-31
China Direct Industries, Inc.
filed 2011-05-16
CIK 1088787

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[√]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 35,313,390 shares of common stock were issued and outstanding as of May 12, 2011.

i

INDEX OF CERTAIN DEFINED TERMS USED IN THIS REPORT

When used in this report the terms:

•	“China Direct Industries”, “we”, “us” or "our” refers to China Direct Industries, Inc., a Florida corporation, and our subsidiaries;
•	“CDI China”, refers to CDI China, Inc., a Florida corporation, and a wholly owned subsidiary of China Direct Industries; and
•	“PRC” refers to the People’s Republic of China.

    Magnesium Segment

•	“Chang Magnesium", refers to Taiyuan Changxin Magnesium Co., Ltd., a company organized under the laws of the PRC and a 51% owned subsidiary of CDI China;
•	“Chang Trading”, refers to Taiyuan Changxin YiWei Trading Co., Ltd., a company organized under the laws of the PRC and a wholly owned subsidiary of Chang Magnesium;
•	“Excel Rise”, refers to Excel Rise Technology Co., Ltd., a Brunei company and a wholly owned subsidiary of Chang Magnesium;
•	“CDI Magnesium”, refers to CDI Magnesium Co., Ltd., a Brunei company and a 51% owned subsidiary of Capital One Resources;
•	“Asia Magnesium”, refers to Asia Magnesium Corporation Limited, a company organized under the laws of Hong Kong and a wholly owned subsidiary of Capital One Resource;
•	“Golden Magnesium" refers to Shanxi Gu County Golden Magnesium Co., Ltd., a company organized under the laws of the PRC and a 52% owned subsidiary of Asia Magnesium;
•	“Pan Asia Magnesium”, refers to Pan Asia Magnesium Co., Ltd., a company organized under the laws of the PRC and a 51% owned subsidiary of CDI China;
•
“Baotou Changxin Magnesium”, refers to Baotou Changxin Magnesium Co., Ltd., a company organized under the laws of the PRC, a 51% owned subsidiary of CDI China, and a 39% owned subsidiary of Excel Rise. Effectively China Direct holds a 70.9% interest;

•	“IMG” or “International Magnesium Group”, refers to International Magnesium Group, Inc., a Florida corporation and a 100% owned subsidiary of China Direct Industries; and
•	“IMTC” or “International Magnesium Trading”, refers to International Magnesium Trading Corp., a company organized under the laws of Brunei and a 100% owned subsidiary of IMG.
•	“Ruiming Magnesium”, refers to Taiyuan Ruiming Yiwei Magnesium Co., Ltd., a company organized under the laws of the PRC and an 80% majority owned subsidiary of CDI China.

    Basic Materials Segment

•	“Lang Chemical”, refers to Shanghai Lang Chemical Co., Ltd., a company organized under the laws of the PRC and a 51% owned subsidiary of CDI China;
•	“CDI Jingkun Zinc”, refers to CDI Jingkun Zinc Industry Co., Ltd., a company organized under the laws of the PRC and a 95% owned subsidiary of CDI Shanghai Management;
•	“CDI Jixiang Metal”, refers to CDI Jixiang Metal Co., Ltd., a company organized under the laws of the PRC and a wholly owned subsidiary of CDI China;
•	“CDI Metal Recycling”, refers to Shanghai CDI Metal Recycling Co., Ltd., a company organized under the laws of the PRC and an 83% owned subsidiary of CDI Shanghai Management;
•	“CDI Beijing”, refers to CDI (Beijing) International Trading Co., Ltd., a company organized under the laws of the PRC and a 51% owned subsidiary of CDI Shanghai Management; and
•	“CDII Trading”, refers to CDII Trading, Inc., a Florida corporation and a 100% owned subsidiary of China Direct Industries.

    Consulting Segment

•	“China Direct Investments”, refers to China Direct Investments, Inc., a Florida corporation, and a wholly owned subsidiary of China Direct;
•	“CDI Shanghai Management”, refers to CDI Shanghai Management Co., Ltd., a company organized under the laws of the PRC and a wholly owned subsidiary of CDI China; and
•	“Capital One Resource”, refers to Capital One Resource Co., Ltd., a Brunei company, and a wholly owned subsidiary of CDI Shanghai Management.

ii

PART 1 - FINANCIAL INFORMATION

Item 1.	Financial Statements.

CHINA DIRECT INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2011	September 30, 2010
ASSETS	(Unaudited)
Current Assets:
Cash and cash equivalents	$9,434,042	$10,110,818
Marketable securities available for sale	12,806,973	2,221,290
Marketable securities available for sale-related parties	334,521	672,735
Accounts receivables, net of allowance of $289,597 and $214,701, respectively	20,042,890	15,235,983
Accounts, loans and other receivables, and prepaid expenses - related parties	8,229,764	7,680,222
Inventories, net	9,628,413	6,372,925
Prepaid expenses and other current assets, net	11,213,182	8,552,369
Current assets of discontinued operations	51,345	51,345
Restricted cash, current	427,531	5,091,023
Total current assets	72,168,661	55,988,710
Property, plant and equipment, net	37,141,282	37,512,261
Intangible assets	179,175	194,541
Property use rights, net	2,242,187	1,970,585
Long-lived assets of discontinued operations	196,078	196,078
Total assets	$111,927,383	$95,862,175

LIABILITIES AND EQUITY
Current Liabilities:
Loans payable-short term	$2,423,635	$5,613,532
Accounts payable and accrued expenses	9,976,539	11,250,879
Accounts and other payables-related parties	8,034,734	3,973,704
Advances from customers and deferred revenue	2,205,131	2,797,315
Other liabilities	3,073,997	1,073,926
Taxes payable	1,232,300	877,840
Current liabilities of discontinued operations	49,538	80,000
Total liabilities	26,995,874	25,667,196

CHINA DIRECT INDUSTRIES INC. EQUITY
Series A Convertible Preferred Stock: $.0001 par value, stated value $1,000 per share; 10,000,000 authorized, 1,006 shares outstanding at September 30, 2010 and March 31, 2011.	1,006,250	1,006,250
Common Stock: $.0001 par value; 35,267,096 and 31,657,244 shares outstanding, respectively	3,527	3,166
Additional paid-in capital	69,749,929	65,032,845
Accumulated other comprehensive income	7,100,609	1,795,387
Accumulated deficit	(14,882,056)	(17,643,217)
Total China Direct Industries, Inc. stockholders' equity	62,978,259	50,194,431
Noncontrolling interests	21,953,250	20,000,548
Total equity	84,931,509	70,194,979
Total liabilities and equity	$111,927,383	$95,862,175

The accompanying notes are an integral part of these unaudited financial statements.

CHINA DIRECT INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended March 31,		For the six months ended March 31,
	2011	2010	2011	2010

Revenues	$40,670,183	$21,223,422	$86,433,072	$41,034,154
Revenues-related parties	1,597,830	2,147,104	1,604,543	4,588,900
Total revenues	42,268,013	23,370,526	88,037,615	45,623,054
Cost of revenues	39,042,825	21,376,375	78,281,381	41,804,685
Gross profit	3,225,188	1,994,151	9,756,234	3,818,369

Operating income (expenses):
Selling, general, and administrative	3,212,630	2,469,306	6,814,911	5,262,809
Other operating income-related party	(102,872)	-	(102,872)	-
Other operating expense (income)	19,782	-	(355,198)	-
Total Operating income (expenses)	95,648	(475,155)	3,399,393	(1,444,440)
Other (expenses) income:
Other income (expense):	93,842	(53,920)	265,361	48,485
Interest (expense) income	(59,297)	4,614	(67,044)	3,614
Realized (loss) income on investment securities available for sale	(261,557)	2,066,497	(379,969)	2,101,188
Total other (expenses) income	(227,012)	2,017,191	(181,652)	2,153,287
(Loss) income from continuing operations before income taxes	(131,364)	1,542,036	3,217,741	708,847
Income tax expense	(140,925)	(15,206)	(67,641)	(54,924)
Net (loss) income	(272,289)	1,526,830	3,150,100	653,923
Net loss attributable to noncontrolling interests-continuing operations	278,664	130,354	322,111	18,746
Net income attributable to China Direct Industries	$6,375	$1,657,184	$3,472,211	$672,669

Deduct dividends on Series A Preferred Stock:
Preferred stock dividend	(20,130)	(20,125)	(40,260)	(60,308)
Deemed dividend - beneficial conversion feature	-	-	(600,693)	-
Dividend - warrant valuation	-	-	(76,705)	-
Net income attributable to common stockholders	$(13,755)	$1,637,059	$2,754,553	$612,361

Basic and diluted income per common share
Basic	$(0.00)	$0.06	$0.08	$0.02
Diluted	$(0.00)	$0.06	$0.08	$0.02
Basic weighted average common shares outstanding	34,728,413	28,594,256	33,257,657	27,981,440
Diluted weighted average common shares outstanding	34,728,413	29,057,018	33,257,657	28,444,202

The accompanying notes are an integral part of these unaudited financial statements.

CHINA DIRECT INDUSTRIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EQUITY
For the six months ended March 31, 2011
(Unaudited)

	Preferred Stock Amount	Common Stock Amount	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total China Direct Shareholders' Equity	Noncontrolling Interest	Total
Balance, September 30, 2010	$1,006,250	$3,166	$65,032,845	$(17,643,217)	$1,795,387	$50,194,431	$20,000,548	$70,194,979
Dividends paid to preferred stockholders	-	2	40,258	(40,260)	-	-	-	-
Public offering	-	222	3,771,280	-	-	3,771,502	-	3,771,502
Ruiming acquisition	-	77	(77)	-	-	-	-	-
Restricted stock award-employees	-	45	213,389	-	-	213,434	-	213,434
Restricted stock award-consultants	-	1	31,314	-	-	31,315	-	31,315
Restricted stock award-board of directors	-	6	51,606	-	-	51,612	-	51,612
Stock option exercised	-	8	103,194	-	1.00	103,203	-	103,203
Noncontrolling interest of acquired entities	-	-	-	-	-	-	2,274,812	2,274,814
Comprehensive income (loss)
Net earnings	-	-	-	3,472,211	-	3,472,211	(322,111)	$3,150,100
Other comprehensive income
Changes in cumulative foreign currency translation	-	-	-	-	978,955	978,955	-	978,955
Unrealized gain on marketable securities available for sale	-	-	-	-	4,326,266	4,326,266	-	4,326,266
Deemed dividends adjustment	-	-	-	(677,398)	-	(677,398)	-	(677,398)
Deemed dividends - warrants adjustment	-	-	506,120	-		506,120	-	506,120
Reclassification adjustment for welfare benefit included in other comprehensive income	-	-	-	6,607		6,607	-	6,607
Total other comprehensive income	-	-	-	-	-	-	-	$5,140,550
Total comprehensive income	-	-	-	-	-	$-	-	$8,290,650
Balance, March 31, 2011	$1,006,250	$3,527	$69,749,929	$(14,882,056)	$7,100,609	$62,978,259	$21,953,250	$84,931,509

CHINA DIRECT INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the six months ended March 31,
	2011	2010
OPERATING ACTIVITIES:
Net income	$3,150,100	$653,924
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,910,931	1,128,648
Allowance for bad debt	137,492	(528,911)
Stock based compensation	368,248	517,472
Realized loss (gain) on investments in marketable securities	379,969	(2,101,208)
Gain on preferred stock revaluation	(159,467)	-
Fair value of marketable securities received for services	(6,852,529)	(1,737,248)
Fair value of marketable securities paid for services	314,815	177,830
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(2,645,447)	(1,507,712)
Accounts receivable and other assets-related parties	(549,542)	1,647,046
Inventories	(3,255,488)	(1,857,858)
Accounts receivable	(4,944,399)	(1,630,245)
Accounts payable and accrued expenses	(1,274,340)	(568,861)
Accounts and other payable - related parties	4,061,031	374,503
Advances from customers	(592,184)	(20,160)
Other payables	2,312,258	(2,320,140)
CASH USED IN OPERATING ACTIVITIES	(7,638,552)	(7,772,920)

INVESTING ACTIVITIES
Repayment of loans	-	(276,605)
Proceeds from the sale of marketable securities available for sale	818,456	5,758,313
Increase in property use right	(270,827)
Purchases of property, plant and equipment	(1,493,649)	(95,547)
CASH (USED IN) PROVIDED BY INVESTING ACTIVITES	(946,020)	5,386,161

FINANCING ACTIVITIES
Decrease in restricted cash	4,663,493	5,541
Payments/proceeds from loans payable	(3,189,897)	431,866
Increase in loans payable-related party	-	(399,629)
Net proceeds from sale of stocks and exercise of warrants/options	3,771,502	4,955,845
Capital contributions from noncontrolling interest owners	1,710,909	-
Cash dividend payment to preferred stock holders	-	(20,125)
CASH PROVIDED BY FINANCING ACTIVITIES	6,956,007	4,973,498

EFFECT OF EXCHANGE RATE ON CASH	951,789	(365,843)
Net (decrease) increase in cash	(676,776)	2,220,896
Cash and equivalents, beginning of the period	10,110,818	12,851,310
Cash and equivalents, end of the period	$9,434,042	$15,072,206
Supplemental disclosures of cash flow information:
Preferred stock dividend paid in our common stock	$40,260	$60,308
Deemed dividend - beneficial conversion feature	$600,693	$-
Dividend - warrant valuation	$76,705	$-

The accompanying notes are an integral part of these unaudited financial statements.

CHINA DIRECT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011

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

In our Magnesium segment, currently our largest segment by revenues and assets, we produce, sell and distribute pure magnesium ingots, magnesium powder and magnesium scraps.  In our Basic Materials segment, we sell and distribute a variety of products, including industrial grade synthetic chemicals, steel products, non ferrous metals, recycled materials, and industrial commodities.  This segment also includes our zinc ore mining property which has not commenced operations.

In our Consulting segment, we provide a suite of consulting services to U.S. public companies that operate primarily in China.  The consulting fees we charge vary based upon the scope of the services we provide.

We have defined various periods that are covered in this report as follows:

•	“fiscal 2011” – October 1, 2010 through September 30, 2011
•	“first quarter of fiscal 2011” – October 1, 2010 through December 31, 2010
•	“second quarter of fiscal 2011” – January 1, 2011 through March 31, 2011
•	“first six months of fiscal 2011” – October 1, 2010 through March 31, 2011
•	“fiscal 2010” — October 1, 2009 through September 30, 2010.
•	“first quarter of fiscal 2010” – October 1, 2009 through December 31, 2009
•	“second quarter of fiscal 2010” – January 1, 2010 through March 31, 2010
•	“first six months of fiscal 2010” – October 1, 2009 through March 31, 2010
•	“2009 transition period” — January 1, 2009 through September 30, 2009.
•	“fiscal 2008” — January 1, 2008 through December 31, 2008.

Basis of Presentation

Our interim consolidated financial statements are unaudited. We prepared the consolidated financial statements in accordance with U.S. generally accepted accounting principles for interim financial statements and pursuant to U.S. Securities and Exchange Commission (“SEC”) rules for interim reporting. In the opinion of management, we included all adjustments that are necessary for the fair presentation of our financial position, results of operations, and cash flows for the interim periods presented. Except as disclosed herein, such adjustments are of a normal and recurring nature. Results for the first six months of the year may not necessarily be indicative of full year results. It is suggested that these consolidated financial statements be read in conjunction with the audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2010 and our Quarterly Reports on Form 10-Q for interim periods.

CHINA DIRECT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011

Summary of Significant Accounting Policies

Concentration of Credit Risks

Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash and trade accounts receivable. We deposit our cash with high credit quality financial institutions in the United States and China.  As of March 31, 2011, we had no bank deposits in the United States that exceeded federally insured limits.  At March 31, 2011, we had deposits of $4,489,308 banks in China.  In China, there is no equivalent federal deposit insurance as in the United States, so the amounts held in banks in China are not insured. We have not experienced any losses in such bank accounts through March 31, 2011.

At March 31, 2011 and September 30, 2010, bank deposits by geographic area were as follows:

Country	March 31, 2011		September 30, 2010
United States	4,944,734	52%	4,851,329	48%
China	4,489,308	48%	5,259,489	52%
Total cash and cash equivalents	9,434,042	100%	10,110,818	100%

In an effort to mitigate any potential risk, we periodically evaluate the credit quality of the financial institutions at which we hold deposits, both in the United States and China.

Foreign Currency Translation

The accompanying consolidated financial statements are presented in United States dollars. The functional currency of our Chinese subsidiaries is Renminbi (“RMB”), the official currency of the People’s Republic of China. Capital accounts of the consolidated financial statements are translated into United States dollars from RMB at their historical exchange rates when the capital transactions occurred. Assets and liabilities are translated at the exchange rates as of the balance sheet dates. Income and expenditures are translated at the average exchange rates for the six month periods ended March 31, 2011 and 2010. A summary of the conversion rates for the periods presented is as follows:

	March 31, 2011	March 31, 2010	September 30, 2010
Period end RMB: U.S. dollar exchange rate	6.5501	6.8361	6.6981
Average fiscal-year-to-date RMB: U.S. dollar exchange rate	6.6103	6.8360	6.8214

RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through PRC authorized institutions.  No representation is made that RMB amounts could have been, or could be, converted into United States dollars at the rates applied in the translation.

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

CHINA DIRECT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011

Marketable Securities

Marketable Securities that we receive from our clients as compensation are generally restricted for sale under Federal securities laws. Our policy is to liquidate securities received as compensation when market conditions are favorable for sale. Since these securities are often restricted, we are unable to liquidate them until the restriction is removed. We recognize revenue for the common stock we receive as compensation based on the fair value at the time the common stock is granted or at the time service has been rendered and for common stock purchase warrants based on the Black-Scholes valuation model. Pursuant to ASC Topic 320, “Investments –Debt and Equity Securities” our marketable securities have a readily determinable and active quoted price, such as from NASDAQ, NYSE Amex, the Over the Counter Bulletin Board, and the OTC Markets Group (formerly known as the Pink Sheets) and any unrealized gain or loss is recognized as an element of comprehensive income based on changes in the fair value of the security as quoted on an exchange or an inter-dealer quotation system. Once liquidated, any realized gain or loss on the sale of marketable securities is reflected in our net income for the period in which the security was liquidated.

We perform an analysis of our marketable securities at least on an annual basis to determine if any of these securities have become other than temporarily impaired. If we determine that the decline in fair value is other than temporary we recognize the amount of the impairment as a realized loss into our current period net income (loss). This determination is based on a number of factors, including but not limited to (i) the percentage of the decline, (ii) the severity of the decline in relation to the enterprise/market conditions, and (iii) the duration of the decline.

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

We adopted ASC Subtopic 815-40 on December 31, 2010 and reclassified certain warrants we issued in connection with our February 2008 series A convertible preferred stock offering as a liability rather than as stockholders’ equity and recognized the changes in fair value in earnings. The balance of the derivative liabilities as of March 31, 2011 was $11,811 which is classified as other liabilities on our consolidated balance sheet. The cumulative unrealized gain on the change in fair value was $159,467. See Note 11 – Capital Stock – Reclassification of Derivative Liabilities for more details.

Accrual of Environmental Obligations

ASC Section 410-30-25 “Recognition” of environmental obligations requires the accrual of a liability if both of the following conditions are met:

a.
Information available before the financial statements are issued or are available to be issued indicates that it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements.

b.	The amount of the loss can be reasonably estimated.

As of March 31, 2011, we do not have any environmental remediation obligations, nor do we have any asset retirement obligations under ASC 410. Furthermore, we do not have any environmental remediation loss contingencies requiring recognition or disclosure in our financial statements.

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
March 31, 2011

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

NOTE 2 – EARNINGS PER SHARE

Under the provisions of ASC Topic 260, “Earnings Per Share,” basic income (loss) per common share is computed by dividing income (loss) available to common shareholders by the weighted average number of shares of common stock outstanding for the periods presented. Diluted income (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the income of the company, subject to anti-dilution limitations. For the three months and six months ended March 31, 2011, the effect of stock options, warrants and restricted stock awards is anti-dilutive.  Accordingly, basic and diluted income (loss) per share is the same for both periods presented.

The following table sets forth the computation of basic and diluted income (loss) per share for the three and six months ended March 31, 2011 and 2010 (unaudited):

	For three months ended March 31,		For six months ended March 31,
	2011	2010	2011	2010

NUMERATOR:
Net income attributable to China Direct Industries Inc.	$6,375	$1,657,184	$3,472,211	$672,669
Series A preferred stock:
Preferred stock dividend	(20,130)	(20,125)	(40,259)	(60,308)
Deemed dividend - beneficial conversion feature	-	-	(600,693)	-
Dividend - warrant valuation	-	-	(76,705)	-
Numerator for basic EPS, net (loss) income attributable to common stockholders (A)	$(13,755)	$1,637,059	$2,754,554	$612,361
DENOMINATOR (1):
Denominator for basic and diluted earnings per share-weighted average number of common shares outstanding ( B)	34,728,413	28,594,256	33,257,657	27,981,440
Stock awards, options, and warrants (1) (2)	-	462,762	-	462,762
Denominator for diluted earnings per share-adjusted weighted average numbers of common shares outstanding (C)	34,728,413	29,057,018	33,257,657	28,444,202
Basic and Diluted Income per Common Share:
Income per share-basic and diluted (A)/( B)	$(0.00)	$0.06	$0.08	$0.02
Income per share-basic and diluted (A)/( C)	$(0.00)	$0.06	$0.08	$0.02

(1)
Securities are not included in the denominator in periods when anti-dilutive.  We excluded 2,292,980 options to acquire our common stock, 6,264,942 common stock purchase warrants and 175,155 shares of restricted common stock awarded as of March 31, 2011 as their effect was anti-dilutive.

(2)	The number of outstanding shares of restricted stock awards and warrants included were 435,814 and 26,948, respectively, for the three month and six month periods ended March 31, 2010.

CHINA DIRECT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011

NOTE 3 – COMPREHENSIVE INCOME

Comprehensive income is comprised of net income and other comprehensive income or loss. Other comprehensive income or loss refers to revenue, expenses, gains and losses that under US GAAP are included in comprehensive income but excluded from net income as these amounts are recorded directly as adjustments to stockholders’ equity.

Our other comprehensive income (loss) consists of currency translation adjustments, unrealized gain (loss) on marketable securities available for sale. The following table sets forth the computation of comprehensive income for the three and six months ended March 31, 2011 and 2010, respectively (unaudited):

	For three months ended March 31,		For six months ended March 31,
	2011	2010	2011	2010

Net (loss) income	$(272,289)	$1,526,830	$3,150,100	$653,923
Other comprehensive income (loss), net of tax
Changes in foreign currency translation	744,548	(147,143)	1,536,506	192,234
Unrealized gain on marketable securities availible for sale	3,423,130	1,878,670	3,946,297	1,645,554
Reclassification adjustment for loss (gain) included in net income	261,557	(2,066,498)	379,969	(2,101,189)
Total other comprehensive income (loss)	4,429,235	(334,971)	5,862,772	(263,401)
Comprehensive income	4,156,946	1,191,859	9,012,872	390,522
Comprehensive loss attributable to the noncontrolling interests	278,664	130,354	322,111	18,746
Foreign currency translation (gain) loss - noncontrolling interests	(283,373)	288,408	(557,551)	(95,416)
Comprehensive income attributable to China Direct Industries, Inc.	$4,152,237	$1,610,621	$8,777,432	$313,852

      The total accumulated other comprehensive income as of March 31, 2011 and September 30, 2010 was $7,100,309 and $1,795,387, respectively. The accumulated foreign currency translation gain as of March 31, 2011 and September 30, 2010 was $4,041,734 and $3,062,779, respectively. The accumulated unrealized gain (loss) on marketable securities available for sale as of March 31, 2011 and September 30, 2010 was $3,166,231 and ($1,160,035), respectively. The accumulated loss resulting from sale of subsidiaries as of March 31, 2011 and September 30, 2010 was $107,357.

NOTE 4 – MARKETABLE SECURITIES

Marketable securities available for sale and marketable securities available for sale-related party at March 31, 2011 and September 30, 2010 consist of the following:

Company	March 31, 2011	% of Total	September 30, 2010	% of Total
	(Unaudited)
China America Holdings, Inc.	$277,128	2%	$950,250	33%
China Logistics Group, Inc.	849,393	6%	515,625	18%
Dragon International Group Corp.	22,816	0%	22,815	1%
China Armco Metals, Inc.	-	0%	277,600	10%
Sunwin International Neutraceuticals, Inc.	-	0%	455,000	16%
Dragon Capital Group Corp.	334,521	3%	672,735	23%
China Education International, Inc.	11,657,636	89%	-	0%
Marketable securities available for sale	$13,141,494	100%	$2,894,025	100%

CHINA DIRECT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011

On December 31, 2010, we received a total of 4,740,694 shares of China Education International, Inc., formerly known as USChina Channel, Inc. (“USCC”) common stock as the stock-based payment for consulting services we provided to USCC in connection with USCC’s acquisition of China Education Schools, Ltd. In connection with the consulting service, we also paid $170,000 to acquire 758,124 shares of USCC’s common stock in a private sale. We accounted for this class of securities as marketable securities available for sale. Pursuant to ASC Topic 820, “Fair Value Measurement”, we used the quoted price for the USCC’s securities to value the shares of USCC’s common stock and recognized $4,977,728 or $1.05 per share as our consulting service revenue for the three months ended December 31, 2010.

Invictus Advisory Services, Inc., USCC and our company entered into a Consulting and Management Agreement as of December 31, 2010 whereby we agreed to perform certain consulting and business advisory services for USCC, including advising USCC on financing matters, assistance with acquisitions, and coordination of SEC filings.  The term of the agreement is for one year, beginning January 1, 2011.  On February 15, 2011, Invictus transferred to us on behalf of USCC a total of 600,000 shares of USCC’s common stock previously issued to Invictus as payment for our services.  The 600,000 shares of USCC’s common stock we received were fully vested and non-forfeitable at the time of transfer and were valued at $1,800,000.

For the six months ended March 31, 2011, the total fair value of USCC’s common stock we received for services was $6,852,529. We transferred shares of USCC’s common stock with a value of $283,500 to Animus Advisory Group, Inc. as a fee for its work for us in connection with work we performed for USCC. As of March 31, 2011, the aggregated carrying value of the USCC common stock was $11,657,636. The USCC common stock is quoted in the over the counter market system, but restricted and cannot be readily sold by us absent a registration of those securities under the Securities Act of 1933 (the “Securities Act”) or the availability of an exemption from the registration requirements under the Securities Act. Our policy is to liquidate the securities we receive as compensation on a regular basis.  As these securities are often restricted, we are unable to liquidate them until the restriction is removed.  Unrealized gains or losses on marketable securities available for sale are recognized on a periodic basis as an element of comprehensive income based on changes in the fair value of the security. Once liquidated, realized gains or losses on the sale of marketable securities available for sale and marketable securities available for sale-related party are reflected in our net income for the period in which the security was liquidated.

The investments in marketable securities available for sale-related party totaled $334,521 and $672,735 at March 31, 2011 and September 30, 2010, respectively and are comprised solely of the securities of Dragon Capital Group Corp. (“Dragon Capital”).  Mr. Lisheng (Lawrence) Wang, the CEO and Chairman of the Board of Dragon Capital, is the brother of Dr. James Wang, our CEO and Chairman of the Board of Directors. These securities were issued by Dragon Capital as compensation for consulting services.  Dragon Capital is a non-reporting company whose securities are quoted on the OTC Pink Tier of the OTC Markets Group.  As such, under Federal securities laws, securities of Dragon Capital generally cannot be resold by us absent a registration of those securities under the Securities Act.

NOTE 5 - INVENTORIES

Inventories at March 31, 2011 and September 30, 2010 consisted of the following:

	March 31, 2011	September 30, 2010
	(Unaudited)
Raw materials	$3,183,406	$3,478,947
Finished goods	6,445,007	2,893,978
Total Inventory	$9,628,413	$6,372,925

Due to the nature of our business and the short duration of the manufacturing process for our products, there is no material work in progress inventory at March 31, 2011 and September 30, 2010.

CHINA DIRECT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011

NOTE 6 - PREPAID EXPENSES AND OTHER CURRENT ASSETS

At March 31, 2011 and September 30, 2010, prepaid expenses and other current assets, consisted of the following:

Description	March 31, 2011	September 30, 2010
	(Unaudited)
Prepayments to vendors for merchandise that had not yet been shipped or services that had not been performed	$6,345,735	$4,469,249
Prepaid expenses (1)	2,471,433	$2,546,278
Other receivables (2)	1,457,012	911,217
Loans receivable	939,002	608,904
Security deposits	-	16,721
Total	11,213,182	8,552,369

（1）
For the fiscal year ended September 30, 2010, prepayments to vendors for merchandise that had not yet been shipped or services that had not been performed included $2,546,278 non-trade related prepaid expenses.  We reclassified the amount to prepaid expenses to better reflect the nature of the item.

（2）
Other receivables as of March 31, 2011 include a prepaid cost for Baotou Changxin Magnesium land use rights. Baotou Changxin Magnesium owns and operates a magnesium facility capable of producing 20,000 metric tons of pure magnesium per year located on approximately 406,000 square feet of land located in the Shiguai district of Baotou city, in Inner Mongolia. Baotou Changxin Magnesium occupies this land pursuant to an asset acquisition agreement entered into with Baotou Sanhe Magnesium Co., Ltd. to acquire the land use rights for this property, among other assets.  Since the land use right has yet to be transferred from Baotou Sanhe Magnesium Co. to Baotou Changxin Magnesium, the land use right balance of $1,111,885 is included in other receivables.  The land use right expires in May 2045.

NOTE 7 - PROPERTY, PLANT AND EQUIPMENT

At March 31, 2011 and September 30, 2010, property, plant and equipment, consisted of the following:

Property, Plant and Equipment
Description	Useful Life	March 31, 2011	September 30, 2010
		(Unaudited)
Building	10-40 years	$15,374,937	$14,978,242
Manufacturing equipment	5-10 year	19,050,608	18,650,462
Office equipment and furniture	3-5 year	53,103	470,238
Autos and trucks	5 year	1,015,634	995,963
Construction in progress	N/A	8,393,464	7,716,777
Total		43,887,747	42,811,682
Less: accumulated depreciation		(7,164,049)	(5,299,421)
Property, Plant and Equipment, Net		$36,723,698	$37,512,261

For the six months ended March 31, 2011 and 2010, depreciation expense totaled $1,864,627 and $1,104,512, respectively.

CHINA DIRECT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011

NOTE 8 - PROPERTY USE RIGHTS

For the six months ended March 31, 2011 and 2010, amortization expense of the property use rights totaled $46,304 and $24,136, respectively. Property use rights, net of accumulated amortization, consisting of mining and property use rights, amounted to $2,242,187 and $1,970,585 at March 31, 2011 and September 30, 2010, respectively. During the six months ended March 31, 2011, our subsidiary Shanxi Gu County Golden Magnesium Industry Co., Ltd. (“Golden Magnesium”) paid an additional $270,827 for governmental fees required to complete the transfer of the land use right to Golden Magnesium.

In connection with our acquisition of CDI Jixiang Metal Co., Ltd. (“CDI Jixiang”) in December 2007, we acquired mining rights to 51 acres of land located in the Yong shun Kaxi Lake Mining area of China.  We began the process of obtaining a 5-year renewal for these mining rights in early 2010 as the current lease expired in October 2009. The receipt of the renewal has been delayed due to changes in the Chinese government procedures in granting such renewals. At no time subsequent to October 2009 have we had any indication that the mining rights would not ultimately be renewed. Based on our periodic evaluation of its long-lived assets, we have concluded that none of the assets related to CDI Jixiang are impaired.

NOTE 9 - LOANS PAYABLE

The majority of our loans payable are borrowed for general working capital purposes. Loans payable at March 31, 2011 and September 30, 2010 consisted of the following:

	March 31,	September 30,
Description	2011	2010
	(Unaudited)
Lang Chemical loan from Bank of Shanghai. Due on February 20, 2011. 5.31% annual interest rate. Guaranteed by China Investment Guarantor Co. Ltd.	$-	$447,888

Lang Chemical loan from China Mingsheng Bank. Due on May 26, 2011. 6.638% annual interest rate. Guaranteed by Chen Jingdong.	702,279	686,762

CDI Beijing non-interest bearing loan from Beijing Mingshang Investment Guarantee Co. Ltd. Due on August 31, 2011. Guaranteed by Chi Chen.	-	4,478,882

CDI China, Inc. (“CDI China”) loan from Sunwin Tech Group, Inc. Due on December 31, 2011. 3% annual interest rate. Secured by pledge of CDI China assets.	500,000	-

Lang Chemical loan from Industrial and Commercial Bank of China. Due on October 15, 2011. 5.576% annual interest rate. Guaranteed by Zhu Qian and Chen Jingdong.	305,339	-

CDI Beijing loan from Bank of Hongzhou. Due on October 21, 2011. 6.672% annual interest rate. Guaranteed by Chi Chen.	916,017	-

Total	2,423,635	5,613,532
Less: Current Portion	(2,423,635)	(5,613,532)

Loans payable, long-term	$-	$-

      We plan to renew the loan from China Mingsheng Bank due on May 26, 2011 up on it's maturity.

CHINA DIRECT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011

NOTE 10 - RELATED PARTY TRANSACTIONS

List of Related Parties

We have specified the following persons and entities as related parties with ending balances as of March 31, 2011and September 30, 2010:


Yuwei Huang, is executive vice president of our Magnesium segment, a member of the board of directors, chief executive officer and chairman of Chang Magnesium, chairman of Baotou Changxin Magnesium, chairman of YiWei Magnesium, and chief executive officer and vice chairman of Golden Magnesium;

	Taiyuan YiWei Magnesium Industry Co., Ltd., a company organized under the laws of the PRC (“YiWei Magnesium”), is a minority interest owner in Chang Magnesium;
	Lifei Huang, is the daughter of Yuwei Huang; Suihuan Huang is the sister of Yuwei Huang;
	Lifei Huang, is a registered representative of Pine Capital Enterprises Inc., a company organized under the laws of the Cayman Islands (“Pine Capital”);
	Lifei Huang, is a registered representative of Wheaton Group Corp., a company organized under the laws of Brunei Darussalam (“Wheaton??;
	LuCheng Haixu Magnesium Co., Ltd., a company organized under the laws of the PRC (“Haixu Magnesium”), is legally represented by an officer of Chang Magnesium;
	Lingshi Xinghai Magnesium Co., Ltd., a company organized under the laws of the PRC (“Xinghai Magnesium”), is legally represented by an officer of Chang Magnesium;
	NanTong Langyuan Chemical Co., Ltd., a company organized under the laws of the PRC (“NanTong Chemical”), is owned by Jingdong Chen and Qian Zhu, the minority interest owners of Lang Chemical;
	Jingdong Chen, is vice president of our Basic Materials segment and chief executive officer of Lang Chemical;
	Qian Zhu, is chief financial officer of Lang Chemical. Jingdong Chen and Qian Zhu are husband and wife;
	Chen Chi is vice president of our Basic Materials Segment and minority interest owner of CDI Beijing; and
	Zhongmen International Investments Co., Ltd., a company organized under the laws of the PRC (“Zhongmen International”), is legally represented by an officer of CDI Beijing.

As of March 31, 2011, accounts, loans, and other receivables and prepaid expenses- related parties were $8,229,764 and consist of Accounts receivable – related party of $1,236,071, Prepaid expenses – related parties of $3,406,370, Loans receivable – related parties of $1,061,235, and Due from related parties of $2,526,088 as set forth below:

Accounts Receivable – related parties

At March 31, 2011, we reported accounts receivable – related parties of $1,236,071 comprised of the following:

	$682,630 due Baotou Changxin Magnesium from YiWei Magnesium for inventory provided;
	$4,740 due Chang Magnesium from Wheaton for inventory provided;
	$57,935 due Chang Magnesium from Pine Capital for inventory provide;
	$147,031 due Ruiming Magnesium from YiWei Magnesium for inventory provided; and
	$343,735 due Golden Magnesium from YiWei Magnesium for inventory provided.

At September 30, 2010, we reported accounts receivable – related parties of $2,119,582 comprised of the following:

	$834,758 due Baotou Changxin Magnesium from YiWei Magnesium for inventory provided;
	$4,635 due Chang Magnesium from Wheaton for inventory provided; and
	$1,280,189 due Golden Magnesium from YiWei Magnesium for inventory provided.

CHINA DIRECT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011

Prepaid Expenses – related parties

At March 31, 2011, we reported prepaid expenses – related parties of $3,406,370 comprised of the following:

	$76,343 prepaid by Chang Magnesium to Haixu Magnesium for future delivery of inventory;
	$2,545,244 prepaid by Chang Magnesium to YiWei Magnesium for future delivery of inventory;
	$109,148 prepaid by IMTC to YiWei Magnesium for future delivery of inventory;
	$520,000 prepaid by IMTC to Wheaton for future delivery of inventory;
	$29,824 prepaid by Golden Magnesium to YiWei Magnesium for future delivery of inventory; and
	$125,811 prepaid by Ruiming Magnesium to YiWei Magnesium for future delivery of inventory.

       At September 30, 2010, we reported prepaid expenses – related parties of $3,982,163 comprised of the following:

	$204,536 prepaid by Baotou Changxi Magnesium to YiWei Magnesium for future delivery of inventory;
	$74,656 prepaid by Chang Magnesium to Haixu Magnesium for future delivery of inventory;
	$120,838 prepaid by Chang Magnesium to Xinghai Magnesium for future delivery of inventory;
	$3,217,076 prepaid by Chang Magnesium to YiWei Magnesium for future delivery of inventory,
	$4,544 prepaid by Golden Magnesium to Senrun Coal for future delivery of coke gas for fuel;
	$120 prepaid by Golden Magnesium to YiWei Magnesium for future delivery of inventory; and
	$360,393 prepaid by IMTC to YiWei Magnesium for future delivery of inventory.

Loans Receivable – related parties

At March 31, 2011, we reported loan receivables – related parties of $1,061,235 comprised of the following:

	$1,044,441 due Lang Chemical from NanTong Chemical for funds advanced for working capital purposes; and
	$16,794 due Chen Chi from CDI Beijing for funds advanced for working capital purposes.

At September 30, 2010,  we reported loan receivables – related parties of $1,528,911 comprised of the following:

	$1,324,309 due Lang Chemical from NanTong Chemical for funds advanced for working capital purposes;
	$74,648 due Chen Chi from CDI Beijing for funds advanced for working capital purposes;
	$119,437 due Baotou Changxi Magnesium from Haixu Magnesium for funds advanced for working capital purposes; and
	$10,517 due Ruiming Magnesium from YiWei Magnesium for funds advanced for working capital purposes.

Due from related parties
	At March 31, 2011, we reported due from related parties of $2,526,088 comprised of the following: $152,670 due Baotou Changxi Magnesium from YiWei Magnesium for working capital purposes;
	$1,911,929 due Chang Magnesium from YiWei Magnesium for working capital purposes;
	$122 due Golden Magnesium from Yiwei Magnesium for working capital purposes;
	$412,207 due Ruiming Magnesium from Haixu Magnesium for working capital purposes; and
	$49,160 due CDI Beijing from Zhongmen International for working capital purposes.

At September 30, 2010,  we reported due from related parties of $49,566 comprised of the following:

	$49,566 due CDI Beijing from Zhongmen International for working capital purposes.

As of March 31, 2011, Accounts and other payables – related parties were $8,034,734 which consist of Accounts payable – related parties of $1,623,010, Loans payable – related parties of $628,998, and Due to related parties of $5,782,726 as set forth below:

CHINA DIRECT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011

Accounts Payable – related parties

At March 31, 2011, we reported accounts payable – related party of $1,623,010 comprised of the following:

	$15,477 due from Baotou Changxi Magnesium to Haixu Magnesium for purchases of goods;
	$1,449,348 due from IMTC to Pine Capital for purchases of goods; $156,658 due from IMTC to Yiwei Magnesium for purchases of goods; and
	$1,527 due from Golden Magnesium to Xinghai Magnesium for purchases of goods.

At September 30, 2010, we reported accounts payable – related party of $40,558 comprised of the following:

	$12,200 due from Chang Magnesium to Pine Capital for purchases of goods;
	$15,135 due from Baotou Changxi Magnesium to Haixu Magnesium for purchases of goods;
$11,396 due from Golden Magnesium to YiWei Magnesium for purchases of goods;
	$1,493 due from Golden Magnesium to Haixu Magnesium for purchases of goods; and
$334 due from Golden Magnesium to Xinghai Magnesium for purchases of goods.

Loan Payable – related parties

At September March 31, 2011, we reported loan payable – related parties of $628,998 comprised of the following:

	$628,998 due to Zhu Qian for funds advanced for working capital of Lang Chemical.

At September 30, 2010 we reported loan payable – related parties of $60,990 comprised of the following:

	$60,990 due to Pine Capital for funds advanced for working capital of Golden Magnesium.

Due to related parties

At March 31, 2011, we reported due to related parties balance of $5,782,726 comprised of the following:


$3,176,659 due to YiWei Magnesium for the balance of the purchase price for Ruiming Magnesium;
$2,178,593 due YiWei Magnesium for working capital of Ruiming Magnesium; and
$427,474 due to Suihuan Huang for working capital of Ruiming Magnesium.

At September 30, 2010, we reported due to related parties balance of $3,872,157 comprised of the following:

	$3,872,157 due to YiWei Magnesium for the balance of the purchase price for Ruiming Magnesium.

NOTE 11 – CAPITAL STOCK

Preferred Stock and Related Dividends

We have 10,000,000 shares of preferred stock, par value $.0001, authorized, of which we designated 12,950 as our Series A Convertible Preferred Stock in February 2008.  At March 31, 2011 and September 30, 2010 there were 1,006 shares of Series A Convertible Preferred Stock outstanding. The Series A Convertible Preferred Stock has a stated value per share of $1,000, carries an 8% per annum dividend rate payable quarterly in arrears and is convertible into common stock at $1.80 per share after giving effect to a price reduction in connection with a December 30, 2010 offering of our securities. During the six months ended March 31, 2011, we paid $40,260 ordinary dividends in the form of 26,290 shares of our common stock. During the six months ended March 31, 2010, we paid $60,308 in the form of 29,255 shares of our common stock and cash of $20,125, respectively.

CHINA DIRECT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011

On February 11, 2008, we entered into a Securities Purchase Agreement with accredited investors to sell 12,950 shares of our Series A Preferred Stock which was convertible into common stock at $7.00 per share. This class of preferred stock carries an embedded contingent beneficial conversion option that allows the conversion price to reset, contingent upon certain future transactional events. As of May 31, 2009, only 1,006 shares of our Series A Preferred Stock were issued and outstanding. On June 15, 2009, we registered a direct offer of our common stock at $1.85 per share, and therefore as provided under the original Securities Purchase Agreement, we should have accounted for this conversion price reduction from $7.00 to $1.85 per share as additional intrinsic values beneficially extended to this class of stockholders in the three month interim period ended June 30, 2009, in which the first conversion price reset occurred. We made a determination that even if we retrospectively applied the adjustments to reflect such accounting changes to the prior periods, the net effect would be immaterial from both a quantitative and qualitative standpoint.

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

Reclassification of Derivative Liabilities

As of March 31, 2011 the Series A Preferred stockholders held an aggregate of 143,750 common stock purchase warrants, which contained a downside ratchet provision, that would allow the exercise price of these warrants to reset, contingent upon certain future transactional events. The terms of these warrants provide that if we sell common stock at a price per share less than the then exercise price of the warrants then we are required to reduce the exercise price of those warrants to the lower price of the subsequent sale. On June 15, 2009, we registered a direct offering of our common stock, which reduced the exercise price of the 143,750 warrants to purchase our common stock from $8.00 to $1.85 per share. On December 30, 2010, we entered into an engagement letter with Rodman & Renshaw for the sale of our common stock at $1.80 per share, which again reset the exercise price of the aforementioned warrants from $1.85 to $1.80 per share.

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

As of December 31, 2010, the carrying mount of $66,973 reflected the then current fair value of the derivative liabilities.  As of March 31, 2011, the balance of the derivative liabilities was $11,811.

CHINA DIRECT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011

Inputs used in making the above determinations included:

	2009
	June 30	September 30	December 31
Value of per common share	$1.72	$1.57	$1.18
Expected time to exercise (year)	2	1.75	1.5
Expected volatility	130%	127%	102%
Risk-free interest rate	1.11%	0.81%	1.14%
Dividend yield	0%	0%	0%

	2010				March 31, 2011
	March 31	June 30	September 30	December 31
Value of per common share	$1.54	$1.14	$1.21	$1.51	$ 1.38
Expected time to exercise (year)	1.25	1	0.75	0.5	0.25
Expected volatility	103%	78%	75%	90	75%
Risk-free interest rate	1.14%	0.32%	0.27%	0.19	0.09%
Dividend yield	0%	0%	0%	0	0%

Common Stock

We have 1,000,000,000 shares of common stock, par value $.0001, authorized. At March 31, 2011 and September 30, 2010 there were 35,267,096 and 31,657,244 shares of common stock issued and outstanding, respectively.

On December 30, 2010 we entered agreements with accredited investors to sell 2,222,224 shares of our common stock at $1.80 per share and warrants to purchase up to 777,778 of common stock. The registered offering was carried out under the terms of the December 30, 2010 engagement letter we entered into with Rodman & Renshaw, LLC (“Rodman & Renshaw”). The gross proceeds of this offering were $4,000,003 with offering expense of $228,501. We received the net proceeds of $3,771,502 on January 4, 2011. The warrants that are deemed as indexed to our own stock pursuant to ASC 815 have an exercise price of $2.00 per share and become exercisable beginning 183 days following the date they were issued for a period ending on the fifth anniversary of the initial exercise date. We intend to use the proceeds from this offering for general working capital purposes.

During the six months ended March 31, 2011, we issued a total of 3,609,852 shares of our common stock comprised of:  2,222,224 shares to accredited investors in connection with the December 30, 2010 agreement discussed above, 769,231 shares to Pine Capital as part of the purchase price for our acquisition of an 80% interest in Ruiming Magnesium, 26,290 shares to pay dividends on 1,006 shares of our series A preferred stock, 80,000 shares in connection with the exercise of stock options; 58,500 shares to members of our board of directors as compensation, 6,000 shares issued for consulting services, and 447,607 were issued to employees as compensation.

Stock Incentive Plans

The following table sets forth our stock incentive plan activities during the six months ended March 31, 2011 and changes during the period is as follows:

Description	Shares underlying options	Weighted average exercise price
Outstanding at September 30, 2010	2,372,980	$10.83
Exercised	(80,000)	1.29
Outstanding at March 31, 2011	2,292,980	$15.14
Exercisable at March 31, 2011	2,292,980	$15.87

        As of March 31, 2011, we had 2,292,980 shares underlying options outstanding and exercisable. The aggregate intrinsic value of these options at March 31, 2011 and September 30, 2010 was zero.

CHINA DIRECT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011

On June 2, 2010 we modified the exercise price of options to purchase 80,000 shares of our common stock previously awarded to David Stein, our former chief operating officer, from $5.00 per share to $1.29 per share as compensation for consulting and advisory services provided by Mr. Stein. The total additional stock-based compensation expense as a result of the modification was $32,604. On December 30, 2010, David Stein exercised his option to purchase the 80,000 shares.

The weighted average remaining contractual life and weighted average exercise price of options outstanding at March 31, 2011, for selected exercise price ranges, are as follows:

Exercise Price	Number of options outstanding	Weighted average remaining contractual life (Years)	Weighted average exercise price	Number of options Exercisable	Weighted average remaining contractual life (Years)	Weighted average exercise price
$2.00	120,000	1.17	$2.00	-	-	-
2.25	400	3.56	2.25	400	3.56	$2.25
2.50	44,000	0.03	2.50	44,000	0.03	2.50
5.00	106,000	0.03	5.00	106,000	0.03	5.00
7.50	637,000	1.76	7.50	637,000	1.76	7.50
10.00	625,000	2.76	10.00	625,000	2.76	10.00
15.00	500	2.19	15.00	500	2.19	15.00
30.00	760,000	1.83	30.00	760,000	1.83	30.00
$56.25	80	3.67	56.25	80	3.67	56.25
	2,292,980	1.91	$15.14	2,172,980	1.95	$15.87

Common Stock Purchase Warrants

In connection with our December 30, 2010 offering of our securities, we issued common stock purchase warrants (the “Warrants”) to purchase up to 777,778 shares of our common stock upon closing of the offering which occurred on January 4, 2011.

The Warrants are exercisable beginning six months after the issuance date at an exercise price of $2.00 per share until July 4, 2016. The Warrants may become exercisable on a cashless basis if we fail to maintain the effectiveness of our registration statement.  The exercise price and number of shares issuable upon exercise are subject to adjustment in the event of stock splits or dividends, business combinations, rights offerings, sale of assets or other similar transactions.  The Warrants are not exercisable to the extent that (a) the number of shares of our common stock beneficially owned by the holder, and (b) the number of shares of our common stock issuable upon the exercise of the Warrants would result in the beneficial ownership by holder of more than 4.99% of our then outstanding common stock. This ownership limitation can be increased to 9.99% by the holder upon 61 days notice to us.

A summary of the status of our outstanding common stock purchase warrants granted as of March 31, 2011 and changes during the period is as follows:

	Shares underlying warrants	Weighted average exercise price
Outstanding at September 30, 2010	5,499,664	$6.92
Additions	777,778	2.00
Expired	(12,500)	11.00
Outstanding at March 31, 2011	6,264,942	6.30
Exercisable at March 31, 2011	5,487,164	$6.91

CHINA DIRECT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011

Exercise Price		Number of Warrants outstanding	Weighted average remaining contractual life (Years)	Weighted average exercise price	Warrants Exercisable	Weighted average remaining contractual life (Years)	Weighted average exercise price
	$1.88	1,025,278	4.30	$1.88	247,500	1.28	$1.52
	2.31	1,351,352	3.72	2.31	1,351,352	3.72	2.31
	2.50	50,000	0.67	2.50	50,000	0.67	2.50
	4.00	50,000	0.42	4.00	50,000	0.42	4.00
	8.00	1,906,250	1.87	8.00	1,906,250	1.87	8.00
	10.00	1,882,062	0.45	10.00	1,882,062	0.45	10.00
$		6,264,942	2.22	$6.30	5,487,164	1.79	$6.91

NOTE 12 - SEGMENT INFORMATION

Our reportable segments are strategic business units that offer different products and services.  Each segment is managed and reported separately based on the fundamental differences in their operations.  Condensed consolidated information with respect to these reportable segments after giving effect to the discontinuance of the operations of Pan Asia Magnesium for the three and six months ended March 31, 2011 and 2009 are as follows:

For the three months ended March 31, 2011 (Unaudited):

(in thousands)	Magnesium	Basic Materials	Consulting	Discontinued Operations	Consolidated
Revenues	$22,665	$16,411	$1,594	$-	$40,670
Revenues - related party	1,598			-	1,598
Total revenues	$24,263	$16,411	$1,594	$-	$42,268
Interest (expense) income	$(1)	$(67)	$8	$-	$(60)
Net (loss) income	$(220)	$407	$(181)	$-	$6
Segment assets	$68,444	$23,609	$19,627	$247	$111,927

For the six months ended March 31, 2011 (Unaudited):

(in thousands)	Magnesium	Basic Materials	Consulting	Discontinued Operations	Consolidated
Revenues	$43,947	$35,593	$6,893	$-	$86,433
Revenues - related party	1,605	-	-	-	1,605
Total revenues	$45,552	$35,593	$6,893	$-	$88,038
Interest income (expense)	$-	$(93)	$26	$-	$(67)
Net (loss) income	$(527)	$376	$3,623	$-	$3,472
Segment assets	$68,444	$23,609	$19,627	$247	$111,927

For the three months ended March 31, 2010 (Unaudited):

(in thousands)	Magnesium	Basic Materials	Consulting	Discontinued Operations	Consolidated
Revenues	$7,638	$12,360	$1,225	$-	$21,223
Revenues - related party	2,148	-	-	-	2,148
Total revenues	$9,786	$12,360	$1,225	$-	$23,371
Interest income (expense)	$1	$(40)	$43	$-	$4
Net (loss) income	$(223)	$(31)	$1,911	$-	$1,657
Segment assets	$48,295	$15,601	$18,991	$247	$83,134

CHINA DIRECT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011

For the six months ended March 31, 2010 (Unaudited):

(in thousands)	Magnesium	Basic Materials	Consulting	Discontinued Operations	Consolidated
Revenues	$13,490	$25,751	$1,793	$-	$41,034
Revenues - related party	4,589	-	-		4,589
Total revenues	$18,079	$25,751	$1,793		$45,623
Interest income (expense)	$2	$(81)	$83		$4
Net (loss) income	$(229)	$(27)	$929		$673
Segment assets	$48,295	$15,601	$18,991	$247	$83,134

NOTE 13 - FOREIGN OPERATIONS

As of March 31, 2011 and 2010 the majority of our revenues and assets are associated with subsidiaries located in the PRC.  Assets at March 31, 2011 and revenues for the three and six months ended March 31, 2011 and 2010 were as follows (Unaudited):

       For three months ended March 31, 2011(Unaudited):

(in thousands)	United States	People’s Republic of China	Total
Revenues	$3,656	$37,014	$40,670
Revenues – related party	-	1,598	1,598
Total revenues	$3,656	$38,612	$42,268
Identifiable assets at March 31, 2011	$21,683	$90,244	$111,927

       For the six months ended March 31, 2011(Unaudited):

(in thousands)	United States	People’s Republic of China	Total
Revenues	$8,954	$77,479	$86,433
Revenues – related party	-	1,605	1,605
Total revenues	$8,954	$79,084	$88,038
Identifiable assets at March 31, 2011	$21,683	$90,244	$111,927

       For three months ended March 31, 2010 (Unaudited):

(in thousands)	United States	People’s Republic of China	Discontinued Operations	Total
Revenues	$1,465	$19,758	$-	$21,223
Revenues – related party	-	2,148	-	2,148
Total revenues	$1,465	$21,906	$-	$23,371
Identifiable assets at March 31, 2010	$18,180	$64,707	$247	$83,134

        For the six months ended March 31, 2010 (Unaudited):

(in thousands)	United States	People’s Republic of China	Discontinued Operations	Total
Revenues	$1,793	$39,241	$-	$41,034
Revenues – related party	-	4,589	-	4,589
Total revenues	$1,793	$43,830	$-	$45,623
Identifiable assets at March 31, 2010	$18,180	$64,707	$247	$83,134

The discontinued operations columns in the tables above include our investment in CDI Magnesium which are displayed as a reconciliation item.  See Note 16 - Discontinued Operations in the notes to our financial statements include in our Form 10-K for the fiscal year ended September 30, 2010.

CHINA DIRECT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011

NOTE 14 – INCOME TAXES

Our income (loss) in the U.S. is subject to applicable U.S. Federal, State, and Local tax statues.  Our income (loss) in China is subject to taxation in the Peoples Republic of China concerning Foreign Investment Enterprises and Foreign Enterprises and local income tax laws (the “PRC Income Tax Laws). Pursuant to the PRC Income Tax Laws, unless special tax incentives are granted, all enterprises in China are subject to taxation at a statutory rate of 25%.  Our income (loss) in Brunei is exempt from Brunei Darussalam income tax.

The components of income (loss) for the six months ended March 31, 2011 and 2010 before income tax consisted of the following:

Description	March 31, 2011	March 31, 2010

U.S. Operations	$1,988,141	$(713,835)
China Operations	(52,445)	(462,131)
Brunei Operations	1,282,045	1,884,813
Total income (loss)	$3,217,741	$708,847

The tax (expense) and benefit for income taxes for the six months ended March 31, 2011 and 2010 are composed of the following:

Description	March 31, 2011	March 31, 2010

Current:
Federal	$(35,000)	-
State	-	-
Chinese Operations	(32,641)	(54,924)
Total benefit	(67,641)	(54,924)
Deferred:
Federal	-	-
State	-	-
Total provision	-	-
Grand total	$(67,641)	$(54,924)

The table below summarizes the reconciliation of our income tax benefit (expense) computed at the federal statutory rate and the actual tax provision for the six months ended March 31, 2011.

Description	March 31, 2011

Income tax (expense) benefit provision at Federal statutory rate	$1,126,209
State income tax (expense) benefit, net of Federal (expense) benefit	115,839
Effect of reduced foreign income tax rates	(699,781)
Reduction of net operating loss carry forward	(474,626)
Income tax expense	$67,641

We have recorded a current Federal tax provision for an expected Alternative Minimum Tax liability for the six months ended March 31, 2011.  We have recorded a current Chinese tax provision for Chinese income tax accrued for the six months ended March 31, 2011.

In the three month period ended December 31, 2010 we incorrectly recorded $73,284 in income tax benefit that we reversed in the three month period ended March 31, 2011 as we determined that China reduced tax rates no longer were available to us.  We evaluated, on a quantitative and qualitative basis, the materiality of this error on our current and prior year financial statements, and deemed it to be immaterial.

CHINA DIRECT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011

The significant components of the Company’s net deferred tax assets and liabilities consisted of the following as of March 31:

	2011	2010

Non-current tax assets and liabilities:
Net operating loss carry forwards	3,191,088	4,266,942
Valuation allowance	(3,191,088)	(4,266,942)
Net deferred tax assets	$-	$-

U.S. GAAP requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management has determined that a full valuation allowance of approximately $3,191,088 and $4,266,942 against its net deferred taxes is necessary as of March 31, 2011 and 2010, respectively.  Therefore, our deferred tax asset is zero.

At March 31, 2011 and 2010, the Company had approximately $ 9,200,000 and $12,200,00 of U.S. net operating loss carry-forwards remaining, which will expire beginning in 2026. The IRS is currently auditing our consolidated income tax return for 2008. We expect the audit to be completed in the second quarter of 2011.

NOTE 15 - COMMITMENTS AND CONTINGENCIES

Contingencies

Pan Asia Magnesium

On November 19, 2010, our subsidiary CDI China, Inc. (“CDI China”) filed an Application for Arbitration with the China International Economic and Trade Arbitration Commission Beijing Office at 6/F, CCOIC Building, No.2 Huapichang Hutong, Xicheng District, Beijing, 10035, China, The case (No. (2010) CIETAC Beijing [021100]) was filed against Shanxi Jinyang Coal & Coke (Group) Co., Ltd. and Tian Runlian seeking to terminate the November 1, 2007 Joint Venture Agreement entered into among CDI China, Shanxi Jinyang Coal & Coke (Group) Co., Ltd. (“Shanxi Jinyang Coal”) and Tian Runlian (“Runlian”) to form Pan Asia Magnesium, Ltd. (“Pan Asia”). Shanxi Jinyang Coal and Runlian are the noncontrolling shareholders of our subsidiary Pan Asia Magnesium

The application for arbitration alleges that Shanxi Jinyang Coal and Runlian breached the November 1, 2007 Joint Venture Agreement, among other things, and seeks termination of the Joint Venture Agreement, arbitration fees and legal fees from Shanxi Jinyang Coal and Runlian. If the arbitration panel rules in our favor, termination of the Joint Venture Agreement would result in the dissolution of Pan Asia Magnesium in addition to the other remedies sought in that proceeding.

On December 21, 2010 we withdrew the application for the arbitration in conjunction with our discussions with a third party to sell our 51% ownership in Pan Asia Magnesium.  While we are in the final stages of entering into a contract to sell our interest in Pan Asia Magnesium, there is no assurance we will be able to complete the sale or the amounts we may ultimately realize, if any.  Consequently, we could re-file our application for arbitration at any time.

        Although we intend to sell our interest in Pan Asia Magnesium or pursue an arbitration action if we are unable to sell this interest and cannot predict the outcome of either, we recorded a $7.4 million contingent loss from discontinued operations reflecting our entire investment in Pan Asia Magnesium in September 2009 and accrued $.3 million in estimated legal fees for litigation on this matter. Litigation is subject to inherent uncertainties and unfavorable rulings could occur. An unfavorable ruling if we pursue an arbitration action could include monetary damages against us. Were an unfavorable ruling to occur, there exists the possibility of a material adverse impact on the business or results of operations for the period in which the ruling occurs or future periods.

CHINA DIRECT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011

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

In accordance with FASB ASC 450-20-50, when applicable, we will record an accrual for contingencies when it is probable that a liability will be incurred and the amount of loss can be reasonably estimated.  In addition to the matters described in this report, we are involved in or subject to, or may become involved in or subject to, routine litigation, claims, disputes, proceedings and investigations in the ordinary course of business, which in management’s opinion will not have a material adverse effect on the financial condition, cash flows or results of operations.

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

The consideration transferred for the 80% interest in Ruiming Magnesium (the “Consideration”) is a total of approximately $6,451,677 subject to certain post closing conditions and is comprised of (i) $2,428,864 in cash, (ii) 769,231 shares of our common stock valued at $846,154, (iii) an assignment of a portion of our interest in Excel Rise in the amount of $2,367,038, and (iv) contingent consideration of approximately $809,621 in the form of cash or our common stock.  The contingent consideration is earned upon Ruiming Magnesium achieving revenues of RMB 61.2 million (approximately $9.2 million) for the fiscal year ending September 30, 2011 with an EBITDA (earnings before interest, taxes, depreciation and amortization) target of no less than RMB 1,200 (approximately $177) per metric ton of production. In addition to the contingent consideration, Pine Capital and Yiwei Magnesium collectively are entitled to receive a cash payment of approximately $809,621 or 622,172 shares of our common stock in the event Ruiming Magnesium achieves revenues of more than RMB 100 million (approximately $14.7 million) during its fiscal year ending September 30, 2011 with EBITDA of no less than RMB 1,200 (approximately $177) per metric ton of production during that fiscal year.  The payment of these shares as part of the contingent consideration is subject to shareholder approval. Since the conditions under which the 769,231 shares of our common stock to be issued had not occurred as of March 31, 2011, $846,154 of the purchase price was classified as additional paid in capital on our consolidated balance sheet.

NOTE 16 – SUBSEQUENT EVENTS

Litigation

On April 12, 2011, Sunskar Ltd. (“Sunskar”) filed a petition against China Direct Industries, Inc. in the U.S. District Court for the Southern District of New York (Case No. 11CV2499) to compel us to arbitration. The petition alleges that we breached an agreement that was allegedly agreed to by our subsidiary CDII Trading, Inc. for the charter of a vessel owned by Sunskar. We and our subsidiary dispute the existence of any binding obligation to Sunskar. The petition seeks an order of the Court appointing an arbitrator on our behalf and directing us to proceed to arbitration as provided for in accordance with the Federal Arbitration Act, 9 U.S.C. §1, et seq. and New York Convention, 9 U.S.C. §201, et. seq. In addition, Sunskar claims damages in excess of $1,000,000 as a result of our alleged breach of the agreement. We believe that this claim is totally without merit and we intend to vigorously defend ourselves against the claim.

CHINA DIRECT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011

Acquisition of Beauty East International, Ltd.

On May 6, 2011 our wholly owned subsidiary, CDI China, Inc., (“CDI China”), entered into a Stock Transfer Agreement (the “Agreement”) with Kong Tung and Hui Dong, the sole shareholders of Beauty East International Ltd., a Honk Kong company (“Beauty East”) to acquire the 100% interest they own in Beauty East for RMB 39,659,400.50 (approximately $6,099,107) (the “Purchase Price”) payable by way of issuance of 4,879,280 shares of our unregistered common stock, par value $.0001 per share (the “Acquisition Shares”). Kong Tung, a 50% shareholder of Beauty East, is the General Manager of Golden Magnesium and a member of its Board of Directors. The number of acquisition shares was determined using the exchange rate announced by Bank of China on the date the Agreement was signed by all of the parties and a price of $1.25 per share of our common stock. The Agreement was approved by our Board of Directors on April 27, 2011.  Beauty East owns a 48% interest in Golden Magnesium and we own the remaining 52% interest.

The purchase price for Beauty East is payable by delivery of 2,439,640 shares of our common stock within 10 days of the execution of the Agreement and 2,439,640 shares of our common stock within 10 days after the completion of the transfer of the 100% ownership interest in Beauty East to CDI China and completion of certain conditions set forth in Sections 4.2 and 4.3 of the Agreement.

In connection with its approval of the acquisition of Beauty East and in recognition of the importance of the Magnesium segment on our business and the contributions Mr. Tung can make on our strategic direction, our Board of Directors appointed Mr. Tung as a member of our Board of Directors effective upon execution of the Agreement.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the information contained in our unaudited consolidated financial statements and the notes thereto appearing elsewhere herein and in conjunction with the Management's Discussion and Analysis set forth in our Annual Report on Form 10-K for the twelve month period ended September 30, 2010.

Change in Fiscal Year End

Effective August 13, 2009, we changed our fiscal year end from December 31 to September 30. We have defined various periods that are covered in this report as follows:

•	“fiscal 2011” – October 1, 2010 through September 30, 2011
•	“first quarter of fiscal 2011” – October 1, 2010 through December 31, 2010
•	“second quarter of fiscal 2011” – January 1, 2011 through March 31, 2011
•	“first six months of fiscal 2011” – October 1, 2010 through March 31, 2011
•	“fiscal 2010” — October 1, 2009 through September 30, 2010.
•	“first quarter of fiscal 2010” – October 1, 2009 through December 31, 2009
•	“second quarter of fiscal 2010” – January 1, 2010 through March 31, 2010
•	“first six months of fiscal 2010” – October 1, 2009 through March 31, 2010
•	“2009 transition period” — January 1, 2009 through September 30, 2009.
•	“fiscal 2008” — January 1, 2008 through December 31, 2008.

As such, we are currently on a fiscal year ending September 30, and the three month period ended March 31, 2011, is our second quarter of fiscal 2011.

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

As of March 31, 2011, our Magnesium segment represents our largest segment by assets and revenues. We manufacture and sell pure magnesium and related by-products. We also purchase and resell magnesium products manufactured by third parties. Magnesium is the lightest and strongest of the structural metals; it is one fourth the weight of steel, two fifth the weight of titanium and two thirds the weight of aluminum. Magnesium is used in a variety of markets and applications due to the physical and mechanical properties of the element and its alloys. Magnesium ingots are the feedstock for the manufacturing process of titanium and aluminum alloying. Magnesium powder and granules are used as a desulphurizer that removes sulfur in the production process of steel. Also, various types of magnesium alloys which are produced from the pure magnesium ingots we make are used in aircraft, automobile parts, and in electronic equipment such as computers, cameras and cellular phones.

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

Our Performance

 We experienced the continued growth in our revenues for the second quarter of fiscal 2011 compared to the same period of fiscal 2010. Revenues in the second quarter of fiscal 2011 totaled $42.3 million, an increase of $18.9 million or 80.9%, compared to the same period of fiscal 2010, as a result of an increase in revenues across all of our business segments, including $14.5 million within our Magnesium segment, $4.0 million within our Basic Materials segment, and $0.4 million within our Consulting segment. The revenue increase in our Magnesium segment was primarily driven by increased sales volume and a 13.5% increase in our average sales price per metric ton compared to the prior period in fiscal 2010. The revenue increase in our Basic Materials segment was the result of increased sales of steel products and related construction materials from orders under previously disclosed supply contracts totaling $2.6 million, and a $2.0 million iron ore shipment, partially offset by a decrease of $0.5 million due to weaker demand for our sale of specialty chemicals. The revenue increase in our Consulting segment was primarily the result of higher fees associated with consulting services we provided to a new client partially offset by a reduction in fees due to the expiration of a client services contract. Consulting revenue varies depending on the timing and nature of services we provide to a particular client.

Operating income for our second quarter of fiscal 2011 was $96,000 as compared to an operating loss of ($480,000) in the second quarter of fiscal 2010 and our net loss for the second quarter of fiscal 2011 was $0.3 million inclusive of $864,000 in depreciation expenses (largely from our magnesium segment) and a realized loss of $260,000 from the sale of marketable securities. This compares to net income in the second quarter of fiscal 2010 of $1.7 million inclusive of a gain of $2.1 million from the sale of marketable securities partially offset by depreciation of $584,000. Our operations in the second quarter of fiscal 2011 resulted in earnings per common share of $0.0 per basic and diluted share as compared to earnings per common share of $0.06 per basic and diluted share in the second quarter of fiscal 2010.  For the first six months of fiscal 2011 we recorded net income of $3.2 million or earnings per common share of $0.08 per basic and diluted share on 33.3 million weighted average shares as compared to net income of $710,000 or earnings per common share of $0.02 per basic and diluted share on 28.0 million weighted average shares in the comparable period in fiscal 2010.

Our Magnesium segment sold and distributed 9,194 metric tons of magnesium, including 748 metric tons of magnesium powder, generating revenues of $24.3 million in the second quarter of fiscal 2011, compared to the sales and distribution of 4,215 metric tons on revenues of $9.8 million in the same period of fiscal 2010, an increase of $14.5 million, or 147.9%. Our Basic Materials segment generated revenues of $16.4 million in the second quarter of fiscal 2011 compared to $12.4 million in the same period of fiscal 2010, an increase of $4.1 million, or 32.8%. And, finally, our Consulting segment generated revenues of $1.6 million in the second quarter of fiscal 2011 compared to $1.2 million in the same period of fiscal 2010, an increase of $0.4 million, or 30.1%.

Our gross profit in the second quarter of fiscal 2011 amounted to $3.2 million, an increase of $1.2 million, or 61.7%, compared to the same period in fiscal 2010. However, our gross margins decreased slightly to 7.6% in the second quarter of fiscal 2011 as compared to 8.5% in the same period of fiscal 2010, primarily as the result of a decrease of 1.19 percentage points in our gross margins within our Magnesium segment, partially offset by an increase of 9.99 and 1.99 percentage points in our gross margins within our Consulting segment and Basic Materials segment, respectively. The decrease in margins within our magnesium segment was affected by several factors including a $10.3 million increase in distribution sales reflecting a shift in our sales mix due to production limitations caused by the lingering effects of government imposed power restrictions and the diversion of waste gas resources due to extreme cold weather conditions.  Gross margins in production were also negatively affected by higher costs of ferrosilicon (a key component in the productions of magnesium ingots), higher fuel and transportation costs, and higher depreciation costs associated with our July 2010 Ruiming Magnesium acquisition and our production facilities currently not operating at full capacity. The improved margin in our Consultant segment was primarily attributable to an increase in fees associated with consulting services we provided to a new client, a reduction in professional fees now paid by a client based on a new consulting agreement, partially offset by an increase in costs directly associated with these services. The margin increase in our Basic Materials segment was primarily attributable to higher gross margins from a shipment of iron ore as part of our commodity trading businesses partially offset by higher input costs in our specialty chemical business.

Selling, general and administrative expenses increased $0.7 million or 30.1% in the second quarter of fiscal 2011 compared to the same period of fiscal 2010, with an increase of $0.4 million and $0.3 million in selling costs, general and administrative expenses, respectively. This increase was primarily attributable to an increase of $0.6 million and $0.2 million in general administrative expenses and selling costs within our Magnesium segment, and an increase of $0.2 million and $0.1 million in selling costs and general administrative expenses within our Basic Materials segment, which were partially offset by a decrease of $0.4 million in general and administrative expenses within our Consulting segment.

We recognized an unrealized gain of $0.1 million to account for changes in fair values of derivative liabilities for our warrants we previously issued, which we reclassified as derivative liabilities, with changes in fair value recognized into our net earnings. We also recognized a realized loss of $0.3 million in the second quarter of fiscal 2011 for the sales of marketable securities we received for our consulting services compared to a realized gain of $2.1 million in the same period of fiscal 2010.

Our Outlook

For the second half of fiscal 2011, we intend to continue to integrate and streamline our PRC based subsidiaries and look to opportunistically grow internally and through strategic acquisitions as global economic conditions improve. At March 31, 2011 we had $45.2 million of working capital including $9.4 million in cash and cash equivalents. While this amount is believed sufficient to meet our current operating cash needs, we expect to seek additional capital to finance the strategic expansion of our magnesium production holdings and finance our cash needs in our basic materials segment.

Magnesium segment. Our average magnesium ingot sales price on an ex-works basis during the second quarter of fiscal 2011 was approximately $2,639 per metric ton. This price improved from the average price of $2,377 per metric ton in the first quarter of fiscal 2011, and was up approximately 13.5% from an average sales price of $2,325 in the second quarter of fiscal 2010.Our sales volume increased at a rate of 147.9% compared to the same period of fiscal 2010. These trends reflect our belief that as worldwide demand accelerates prices will begin to rise in response.  In addition, we believe that demand from the global aerospace, automotive and consumer electronics sectors will fuel additional demand for magnesium ingots and other lightweight metals that are made with magnesium.

In anticipation of continuing increases in worldwide demand for our magnesium products we completed an upgrade of our Baotou Changxin Magnesium facility to utilize in fueling its furnaces for either more energy efficient waste gas produced by nearby coke generating plants or gas supplied by our own coal fueled generators. We commenced the start-up of this facility in April 2011 and expect to commence production in the third quarter of 2011 enabling us to reach annual production capacity of 24,000 metric tons.

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

Basic Materials Segment. In the second quarter of fiscal 2011 total revenues from our steel and construction material sales increased $2.6 million, or 186.8%, with an increase of 2.06 percentage points in gross margins, partially offset by a slight decrease of $0.5 million in the sales of specialty chemicals and 0.82 percentage points in gross margins due to higher input costs and lower than expected customer demand. In addition, we delivered a shipment of iron ore as part of our commodity trading businesses and recorded $2.0 million in sales revenues which positively contributed to an overall increase in gross margins within this segment. We expect to deliver additional shipments of iron ore under our agreement with our Mexican supplier in fiscal 2011 including a recently completed shipment in the third quarter of fiscal 2011 of approximately 18,000 metric tons. In addition, we believe that continued economic growth in the Chinese domestic market will lead to increasing sales in this segment.

We continue to evaluate strategic alternatives for our zinc ore mine and development stage aluminum recycling business including the partial or full sale of our interest in these businesses. Presently we do not have a timetable for when or if these businesses will be sold.

Consulting Segment. We have been actively marketing our advisory services in China as the U.S. capital market continues to recover. Management expects to add new consulting clients and complete additional transactions during the balance of fiscal 2011 through these enhanced marketing efforts. These efforts include sponsoring trade symposiums, investment forums, and forming strategic alliances with the industry and trade associations under the auspices of the Chinese Government, such as the China Private Enterprises Association, to introduce the U.S. equity market and its advantages to potential clients in China. We believe that expected revenues from our current pipeline of prospects, coupled with expected revenues from our new and existing clients will more than offset the loss of revenues from the expiration of one of our client services contracts.

Management believes that the demand for our advisory services from China’s small and medium sized private companies will increase during the balance of fiscal 2011 as more companies seek to access the U.S. equity markets. We will particularly focus our efforts on those companies with potential for growth and profitability, which are in need of business development expertise and capital. In addition to the potential transaction fees, we also anticipate receiving additional client fees generated from our ongoing annual service contracts. Management expects that revenues from such transactions and activities-based fees will be sufficient to support our advisory operations in the U.S. in fiscal 2011. Overall, Management foresees our Consulting segment to become an important revenue and earnings driver for our future growth in the years to come.

RESULTS OF OPERATIONS

The results discussed below are for the three and six months ended March 31, 2011 and 2010.  For comparative purposes, we are comparing the three and six months ended March 31, 2011 to the three and six months ended March 31, 2010.

Consolidated revenues and operating expenses by segment during the three and six months ended March 31, 2011 and 2010 are as follows:

Consolidated Revenues

	For the Three Months Ended March 31,
	2011		2010
(Dollars in thousands)	Unaudited		Unaudited
	Revenues	% of Revenues	Revenues	% of Revenues	% increase (decrease)
Magnesium segment	$24,263	57%	$9,786	42%	148%
Basic materials segment	16,411	39%	12,360	53%	33%
Consulting segment	1,594	4%	1,225	5%	30%
Total consolidated	$42,268	100%	$23,371	100%	81%

	For the Six Months Ended March 31,
	2011		2010
(Dollars in thousands)	Unaudited		Unaudited
	Revenues	% of Revenues	Revenues	% of Revenues	% increase (decrease)
Magnesium segment	$45,552	52%	$18,079	40%	152%
Basic materials segment	35,593	40%	25,751	56%	38%
Consulting segment	6,893	8%	1,793	4%	285%
Total consolidated	$88,038	100%	$45,623	100%	93%

        Total consolidated revenues during the second quarter of fiscal 2011 amounted to $42.3 million, an increase of 80.9% compared to the three months ended March 31, 2010 as the result of an increase in revenues across all of our market segments. This revenue increase affected all of our segments, including increases in revenues of $14.5 million within our Magnesium segment, $4.0 million within our Basic Materials segment, and $0.4 million within our Consulting segment. Total consolidated revenues for the first six months of fiscal 2011 amounted to $88.0 million compared to $45.6 million for the same period of fiscal 2010.

Consolidated Operating Income and Expenses

	For the Three Months Ended March 31,
	2011		2010
(Dollars in thousands)	Unaudited		Unaudited
	Amount	% of Revenues	Amount	% of Revenues	% increase (decrease)
Revenues	$42,268	100%	$23,371	100%	81%
Cost of revenues	39,043	92%	21,377	91%	83%
Gross profit	3,225	8%	1,994	9%	62%
Net operating expenses	3,129	7%	2,469	11%	27%
Operating Income (loss)	$96	-%	$(475)	(2)%	-%

	For the Six Months Ended March 31,
	2011		2010
(Dollars in thousands)	Unaudited		Unaudited
	Amount	% of Revenues	Amount	% of Revenues	% increase (decrease)
Revenues	$88,038	100%	$45,623	100%	93%
Cost of revenues	78,282	89%	41,805	92%	87%
Gross profit	9,756	11%	3,818	8%	156%
Net operating expenses	6,357	7%	5,263	12%	21%
Operating Income (loss)	$3,399	4%	$(1,445)	(4)%	-%

        Total consolidated operating income for the second quarter of fiscal 2011 amounted to $0.1 million compared to a consolidated operating loss of $0.5 million in the same period of fiscal 2010. This increase was primarily attributable to an increase of $1.2 million in gross profit, partially offset by an increase of $0.7 million in total operating expenses. Total consolidated operating income for the first six months of fiscal 2011 amounted to $3.4 million compared to a total operating loss of $1.4 million for the same period of fiscal 2010. This improvement in our consolidated operating results was primarily due to an increase of $5.9 million in gross profit, partially offset by an increase of $1.1 million in total operating expenses.

Cost of revenues for the second quarter of fiscal 2011 totaled $39.0 million, an increase of 82.6% compared to the same period of fiscal 2010 primarily as the result of an increase of 80.5% in sales revenues and higher overall input costs. Cost of revenues for the first six months of fiscal 2011 totaled $78.3 million, an increase of 87.3% compared to the same period of fiscal 2010, primarily due to a 92.8% increase in consolidated revenues.

        Gross profit for the second quarter of fiscal 2011 increased $1.2 million, or a gross margin of 7.6% compared to a gross margin of 8.5% in the same period of fiscal 2010. The increase in gross profit and decrease in gross margin reflected lower gross margins in our magnesium segment due to a shift in sales mix from magnesium we produced to distribution sales. Our gross profit for the first six months of fiscal 2011 increased $5.9 million, a gross margin of 11.1% compared to a gross profit margin of 8.4% in the same period of fiscal 2010. This increase in both gross profit and gross margin was primarily attributable to an increase in consolidated sales and higher gross margins in our Basic Materials and Consulting segments, partially offset by a decrease of 1.7 percentage points in gross margin within our Magnesium segment.

Total operating expenses for the second quarter of fiscal 2011 amounted to $3.1 million, an increase of 26.7% compared to the same period of fiscal 2010 due to an increase of $0.7 million and $0.4 million within our Magnesium segment and Basic Materials segment, respectively, partially offset by a decrease of $0.4 million within our Consulting segment. Total operating expenses for the first six months of fiscal 2011 amounted to $6.4 million, an increase of 20.8% compared to the same period of fiscal 2010, primarily due to an increase of $1.7 million and $0.5 million in general and administrative as well as selling costs within our Magnesium segment and Basic Materials segment, respectively, partially offset by a bad debt recovery of $0.5 million within our Magnesium segment, and a decrease of $0.7 million in general and administrative expenses within our Consulting segment.

Segment Information

 A summary of our operating results, by segment, for the three and six months ended March 31, 2011 and 2010 is as follows:

Magnesium Segment Operating Results

Total Revenues – Total magnesium segment revenues for the second quarter of fiscal 2011 increased $14.5 million or 147.9% compared to the same period of fiscal 2010. Total segment revenues for the first six months of fiscal 2011 increased $27.5 million, or an increase of 152.0% compared to the same period of fiscal 2010. These increases were primarily due to increased sales volume and a 13.5% increase in our average sales price per metric ton over the same period of fiscal 2010. We distributed approximately 9,194 metric tons of magnesium at an average selling price of $2,639 per metric ton in the second quarter of fiscal 2011 compared to 4,215 metric tons of magnesium at an average selling price of $2,325 per metric ton in the same period of fiscal 2010.

Revenues – Related Party for the second quarter of fiscal 2011 decreased $0.6 million or 29.5% compared to the same period of fiscal 2010. And, Revenues – Related Party for the first six months of fiscal 2011 decreased $3.0 million or 65.0% compared to the same period of fiscal 2010. These decreases were primarily a result of our efforts to align end customer sales with producing entities.

Gross Profit – Gross profit for the second quarter of fiscal 2011 increased $0.2 million with a gross margin of 2.4%, compared to that of 3.6% in the same period of fiscal 2010. Gross profit for the first six months of fiscal 2011 increased $0.3 million, with a gross margin of 2.3% compared to that of 4.0% in the same period of fiscal 2010. The increase in gross profit was primarily the result of an increase in sales for the second quarter and the first six months of fiscal 2011 compared to the same periods of fiscal 2010. The decrease in gross margin was primarily a result of a $10.3 million increase in distribution sales reflecting a shift in our sales mix due to production limitations caused by the lingering effects of government imposed power restrictions and the diversion of waste gas resources due to extreme cold weather conditions in the second quarter of fiscal 2011. Gross margins were also negatively affected by higher costs of ferrosilicon (a key component in the productions of magnesium ingots), higher fuel and transportation costs, and higher depreciation costs associated with our July 2010 Ruiming Magnesium acquisition and our production facilities currently not operating at full capacity.

Operating Expenses – Segment operating expenses for the second quarter of fiscal 2011 increased $0.7 million, with net operating expenses which amounted to 4.2% of our total revenues compared to that of 3.7% in the same period of fiscal 2010. This increase was primarily a result of an increase of $0.6 million in utilities, payroll, maintenance, and depreciation expenses due to our July 2010 acquisition of Ruiming Magnesium, the resumption of manufacturing activities at our Chang Magnesium facility, an increase of $0.2 million in selling expenses, proportionate to an increase of $14.5 million in sales revenues, partially offset by a cost recovery of $0.1 million in processing fees from customers. Operating expenses for the first six months of fiscal 2011 totaled $2.1 million, an increase of $1.3 million compared to the same period of fiscal 2010 as the result of an increase of $1.4 million in payroll, utilities, maintenance and other operating related expenses and depreciation costs, and an increase of $0.3 million in selling costs associated with an increase of $27.5 million in sales revenues, which were partially offset by a cost recovery of $0.5 million in process fees previously expensed from certain key customers.

Basic Materials Segment Operating Results

Revenues – Basic materials segment revenues for the second quarter of fiscal 2011 totaled $16.4 million, an increase of 32.8% compared to the same period of fiscal 2010. This increase was primarily a result of an increase of $2.6 million in our sale of steel products and related construction materials from orders under previously disclosed supply contracts, and a $2.0 million iron ore shipment, partially offset by a decrease of $0.5 million due to weaker demand for our sale of specialty chemicals. The basic materials segment revenues for the first six months of fiscal 2011 totaled $35.6 million, an increase of 38.2% compared to the same period of fiscal 2010. This increase was primarily a result of an increase of $5.1 million and $2.8 million in our sale of steel and related construction materials and specialty chemicals, respectively, partially aided a $2.0 million increase in sales of iron ore in the second quarter of fiscal 2011.

Gross Profit – Gross profit for the second quarter of fiscal 2011 increased $0.5 million, with a gross margin of 6.6% compared to 4.6% in the same period of fiscal 2010. This increase in both gross profit and gross margin was primarily a result of $2.0 million in sales of iron ore, and an increase of $0.1 million in gross profit and 2.1 percentage point increase in gross margin from our sale of steel products and related construction materials, partially offset by a decrease of $0.1 million in gross profit and 0.8 percentage point decrease in gross margin from our sale of specialty chemicals. Gross profit for the first six months of fiscal 2011 increased $0.7 million, with a gross margin of 6.2% compared to that of 5.9% for the same period of fiscal 2010. This increase in gross profit and a slight increase in gross margin reflected the same changes as discussed above.

Operating Expenses –Operating expenses for the second quarter of fiscal 2011 increased $0.4 million, with net operating expenses which amounted to 4.6% of our total basic materials segment revenues compared to that of 3.2% in the same period of fiscal 2010. This increase was primarily a result of an increase of $0.2 million in selling and marketing related expenses for our international sales expansion efforts, and an additional increase of $0.1 million in utilities, transportation, and other general and administrative related expenses.

Consulting Segment Operating Results

Revenues – Consulting segment revenues for the second quarter of fiscal 2011 increased $0.4 million or 30.1% compared to the same period of fiscal 2010. In addition, consulting segment revenues for the first six months of fiscal 2011 increased $5.1 million or 284.5% compared to the same period of fiscal 2010. These increases were primarily attributable to $4.9 million in fees associated with consulting services we provided to a new client partially offset by a reduction in fees due to the expiration of a client services contract.

Gross Profit – Gross profit for the second quarter of fiscal 2011 increased $0.5 million with a gross margin of 97.7% compared to that of 87.8% in same period of fiscal 2010. This increase was primarily a result of an increase of $0.4 million in consulting service revenues and a reduction in professional fees now paid by a client based on a new consulting agreement. Gross profit for the first six months of fiscal 2011 increased $4.9 million, with a gross margin of 94.3% compared to that of 88.3% in the same period of fiscal 2010 primarily as a result of an increase of $4.9 million in fees associated with consulting services we provided to a new client partially offset by a $0.4 million increase in costs directly associated with these services.

Operating Expenses –Operating expenses consisted of both U.S. and China based consulting related general and administrative expenses as well as our U.S.-based corporate head-offices’ operating and related expenses. Operating expenses for the second quarter of fiscal 2011 decreased $0.4 million, with net operating expenses which amounted to 84.1% of our total consulting segment revenues compared to 140.0% of consulting segment revenues in the same period of fiscal 2010. Operating expenses for the first six months of 2011 decreased $0.7 million, with net operating expenses amounting to 38.1% of total consulting segment revenues compared to 183.0% in the same period of fiscal 2010. This decrease was primarily a result of a decrease of $0.5 million in stock-based compensation and $0.3 million in consulting and auditing fees, partially offset by an increase of $0.1 million in our payroll expenses.

Total Other Income (Expense)

Total other expenses for the second quarter of fiscal 2011 amounted to $0.2 million compared to total other income of $2.2 million in the same period of fiscal 2010. We recognized a realized loss of $0.2 million in the second quarter of fiscal 2011 on the sales of marketable securities available-for-sale we received as fees from our consulting clients, compared to a realized gain of $2.1 million on the sales of marketable securities we recognized in the same period of fiscal 2010. Total other expenses for the first six months of fiscal 2011 amounted to $0.2 million compared to total other income of $2.2 million in the same period of fiscal 2010. This change was primarily a result of our recognition of a realized loss of $0.4 million on the sales of marketable securities available-for-sale, $0.1 million in interest expenses, partially offset by our recognition of an unrealized gain of $0.3 million on changes in fair value of derivative liabilities for our company’s warrants we previously issued, compared to a realized gain of $2.1 million on the sales of marketable securities recognized in the same period of fiscal 2010.

Income Tax Expense

Income tax expense for the second quarter of fiscal 2011 totaled $0.1 million or a decrease of 23.8% compared to the same period of fiscal 2010. This decrease was primarily a result of a net loss we incurred from our sales and distributions of magnesium, steel related construction materials, a decrease of $0.2 million in taxable income from our sales of specialty chemicals in China, and a decrease of $1.4 million in taxable income from our Consulting segment, partially offset by an increase of $0.4 million in taxable income from our commodity trading business. Income tax expense in the second quarter of fiscal 2011 included a $73,284 adjustment for an income tax benefit of the same amount we recorded in the first quarter of fiscal 2011 that we determined will not be realized. Income tax expense for the first six months of fiscal 2011 totaled $67,641 compared to $54,924 in the same period of fiscal 2010.

Net Income (Loss)

Net loss for the second quarter of fiscal 2011 totaled $0.3 million compared to net income of $1.5 million in the same period of fiscal 2010. Our net loss, despite higher sales revenues, was primarily a result of an increase in net operating expenses of $0.7 million, the recognition of a realized loss of $0.3 million on the sales of marketable securities available-for-sales instead of a realized gain of $2.1 million on the sales of marketable securities recognized in the same period of fiscal 2010. Net income for the first six months of fiscal 2011 totaled $3.2 million compared to $0.7 million in the same period of fiscal 2010. This increase was primarily a result of higher margin consulting fees we received within our Consulting segment and our sale of iron ore in our basic materials segment.

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

As a result of these translations, we reported a foreign currency translation gain of $0.7 million for the second quarter of fiscal 2011, including $0.3 million attributable to noncontrolling interest owners, compared to a gain of $0.2 million in the same period of fiscal 2010. We reported a foreign currency translation gain of $1.5 million for the first six months of fiscal 2011, including $0.6 million attributable to noncontrolling interest owners, compared to a gain of $0.2 million in the same period of fiscal 2010. This non-cash gain had the effect of increasing our reported comprehensive income. See “Note 3 - Comprehensive Income” included in the Notes to our unaudited consolidated financial statements appearing elsewhere in this report.

Unrealized Gain (Loss) on Marketable Securities Available for Sale, Net of Income Tax

The unrealized gain on marketable securities available-for-sale, net of income taxes, for the second quarter of fiscal 2011 totaled $3.9 million compared to an unrealized loss of $0.2 million in the same period of fiscal 2010. The unrealized gain on marketable securities available-for-sale, net of income taxes, for the first six months of fiscal 2011 totaled $4.3 million compared to an unrealized loss of $0.5 million in the same period of fiscal 2010. These changes reflect any increase or decrease in the fair market value (FMV) of securities received from our client companies for consulting services.

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

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash. As of March 31, 2011 our working capital totaled $45.2 million compared to $30.3 million as of September 30, 2010.  We rely upon cash generated from our operations, advances from related parties, capital raised through equity sales to fund our operations and borrowings. Our cash balance as of March 31, 2011 totaled $9.4 million, a decrease of $0.7 million compared to the balance at September 30, 2010, primarily as a result of an increase in accounts receivable, inventories and purchases of property and equipment, partially offset by the net proceeds we received from the sale of our common stock.

The continued implementation of our business model, which includes providing investment capital to augment the growth of our portfolio companies, the operation of our commodity trading business and to expand our business through new acquisitions, will in all likelihood require additional capital and the issuance of additional shares of our common stock. In addition, during fiscal 2011, we plan to use our magnesium holdings as a basis to raise capital and expand our magnesium holdings by acquiring additional operations owned or controlled by Yuwei Huang, an executive officer and director of our company, as contemplated in a non-binding letter of intent we have entered into with Mr. Huang during our 2009 transition period.  While we do not anticipate any difficulties in raising the additional capital as needed, we do not presently have any firm commitment from any third parties and it is possible that we may not be able to raise the capital upon terms acceptable to us.  In that event, we would be forced to postpone certain of our expansion plans until the capital markets are more readily accessible.

Our registration statement on Form S-3, declared effective by the SEC on August 1, 2008, permits us to sell, on a delayed or continuous basis until August 2011, shares of our common stock or other securities along with certain selling shareholders at an offering price not to exceed $70,000,000 at any time pursuant to a registration statement that we filed pursuant to Rule 415 under the Securities Act of 1933. The amount of our common stock which we or the selling shareholders are permitted to sell pursuant to the registration statement is limited to no more than one third of the aggregate market value, during the period of 12 calendar months prior to the sale, of the voting and non-voting common equity held by non-affiliates of our company. Subject to this limitation and taking into account previous sales of our securities under this registration statement of $18,848,184, as of March 31, 2011 we have a balance of $51,151,816 which we are permitted to sell under this registration statement prior to its expiration in August 2011.

The following table provides certain selected balance sheet comparisons between March 31, 2011 and September 30, 2010:

(Amounts in thousands)	March 31, 2011	September 30, 2010	Increase / (decrease)	% Increase / (decrease)
Cash	$9,434	$10,111	$(677)	(7)%
Marketable securities	12,807	2,221	10,586	477%
Accounts and notes receivable, net	20,043	15,236	4,807	32%
Accounts receivable – related party	8,230	7,680	550	7%
Inventories, net	9,628	6,373	3,255	51%
Prepaid expenses and other assets	11,213	8,552	2,661	31%
Total current assets	72,169	55,989	16,180	29%
Property and equipment, net	37,141	37,512	(371)	(1)%
Total assets	111,927	95,862	16,065	17%

Accounts payable and accrued expenses	9,977	11,251	(1,274)	(11)%
Accounts and other payable – related party	8,035	3,973	4,062	102%
Advances from customers	2,205	2,797	(592)	(21)%
Other liabilities	3,074	1,074	2,000	186%
Loans payable – short terms	2,424	5,614	(3,190)	(57)%
Total current liabilities	$26,996	$25,667	$1,329	5%

We maintain cash balances in the United States and China. At March 31, 2011 and September 30, 2010, bank deposits by geographic area, were as follows:

Country	March 31, 2011		September 30, 2010
United States	$4,944,734	52%	$4,851,329	48%
China	4,489,308	48%	5,259,489	52%
Total cash and cash equivalents	$9,434,042	100%	$10,110,818	100%

 As of March 31, 2011, a substantial portion of our cash balance, 48%, was in the form of RMB held in bank accounts at financial institutions located in the PRC. Cash held in banks in the PRC is not insured. The value of cash on deposit in China of $4.5 million at March 31, 2011 has been converted based on the exchange rate as of March 31, 2011. In 1996, the Chinese government introduced regulations, which relaxed restrictions on the conversion of the RMB; however restrictions still remain, including but not limited to restrictions on foreign invested entities. Foreign invested entities may only buy, sell or remit foreign currencies after providing valid commercial documents at only those banks authorized to conduct foreign exchanges. Furthermore, the conversion of RMB for capital account items, including direct investments and loans, is subject to PRC government approval. Chinese entities are required to establish and maintain separate foreign exchange accounts for capital account items. We cannot be certain Chinese regulatory authorities will not impose more stringent restrictions on the convertibility and outflow of RMB, especially with respect to foreign exchange transactions. Accordingly, cash on deposit in banks in the PRC is not readily deployable by us for purposes outside of China.

Current assets as of March 31, 2011 totaled $72.2 million, an increase of 28.9%, compared to September 30, 2010. This increase was primarily a result of an increase of $10.6 million in our net investment in marketable securities available-for-sale, derived mainly from consulting services fees we received from a client, after adjustments on changes in fair values; a net increase of $4.8 million in accounts and notes receivable, and a net increase of $2.7 million in prepaid expenses for inventories to our third party suppliers, partially offset by a decrease of $4.7 million in restricted cash due to the early retirement of a short-term loan within our Basic Materials segment.

A summary of total assets by segment at March 31, 2011 and at September 30, 2010 is as follows:

(Amounts in thousands)	March 31, 2011	September 30, 2010
Magnesium segment	$68,444	$62,415
Basic Materials segment	23,609	22,988
Consulting segment	19,627	10,212
Discontinued Operations	247	247
Total	$111,927	$95,862

The following table provides detail of selected balance sheet items by segment as of March 31, 2011:

	Magnesium	Basic Materials	Consulting	Discontinued Operations	Consolidated
Accounts and notes receivable	$8,901	10,981	161		20,043
Accounts and other receivable – related party	7,120	1,110			8,230
Inventories, net	6,490	3,138			9,628
Prepaid expenses and other current assets	6,767	2,347	2,099		11,213
Total current assets	32,388	20,303	19,427	51	72,169

Accounts payable and accrued expenses	5,496	3,973	508		9,977
Loans payable – short term		1,924	500		2,424
Accounts and other payable – related party	7,406	629			8,035
Advances from customers and deferred revenues	1,189	566	450		2,205
Other Payable	249	2,802	23		3,074
Total current liabilities	$11,721	10,532	4,728		26,981

Our total assets increased by $16.1 million as of March 31, 2011 compared to September 30, 2010.   Magnesium segment total assets increased by $6.0 million as of March 31, 2011 compared to September 30, 2010 primarily as the result of an increase of $4.4 million in advance to suppliers for raw materials and inventories, 2.4 million in net inventories, $2.1 million in net accounts and notes receivable, and $1.4 million in other receivables, partially offset by a decrease of $3.9 million in prepaid expenses. Basic Material segment total assets increased by $0.6 million as of March 31, 2011 compared to September 30, 2010, primarily as the result of an increase of $3.3 million in accounts receivable, $0.9 million in inventories, and $0.5 million in prepaid expenses, $0.3 million in cash and cash equivalent, and $0.3 million in other receivable, partially offset by a decrease of $4.7 million in restricted cash. Consulting segment total assets increased by $9.4 million as of March 31, 2011 compared to September 30, 2010, primarily as the result of an increase of $10.6 million in our investment in marketable securities available-for-sale, partially offset by a decrease of $1.2 million in cash.

Our accounts and notes receivable net of allowances for doubtful accounts as of March 31, 2011 totaled $20.0 million, an increase of $4.8 million compared to September 30, 2010, primarily due to an increase of $3.3 million in our Basic Materials segment and $2.3 million in our Magnesium segment, in conjunction with an increase in sales within these segments, partially offset by a decrease of $0.7 million in notes receivable. Our Magnesium and Basic Materials segments generally offer payment terms of 90 days to their credit-worthy customers.

Inventories as of March 31, 2011 totaled $9.6 million, an increase of $3.3 million compared to September 30, 2010, primarily due to an increase of $2.4 million and $0.9 million within our Magnesium segment and Basic Materials segment, respectively.

Prepaid expenses and other current assets consist of prepayments to vendors for inventory, other receivables, loans receivable, VAT tax refunds, and security deposits.  Prepaid expenses and other current assets as of March 31, 2011 totaled $11.2 million, an increase of $2.7 million compared to September 30, 2010, primarily due to an increase of $4.4 million in advance to suppliers and $0.5 million in other receivables within our Magnesium segment, and an increase of $0.8 million in advance to suppliers and $0.3 million in other receivables within our Basic Materials segment, partially offset by a decrease of $3.4 million in prepaid expenses.

Accounts and other receivables – related party consists of accounts receivable – related party, advance to suppliers – related party, other receivables - related party and loan receivables – related party, covering trade receivables, cash advance for inventories, and working capital loans extended to the related parties in the ordinary course of business. Accounts and other receivables – related party as of March 31, 2011 totaled $8.2 million, an increase of $0.5 million or 7.2% compared to September 30, 2010, primarily due to an increase of $2.2 million in other receivables – related party within our Magnesium segment, partially offset by a decrease of $1.3 million in accounts receivable – related party and advance to suppliers – related party within our Magnesium segment, and $0.3 million in loans receivable – related party within our Basic Materials segment.

Accounts payable and accrued expenses represent payables associated with the general operation of each segment, including accrued payrolls and advances from customers representing prepayments for products, which have not yet been shipped. Accounts payable and accrued expenses as of March 31, 2011 totaled $10.0 million, a decrease of $1.3 million compared to September 30, 2011.

Accounts and other payable – related party represent payables owed to related parties for transactions occurring in the ordinary course of business or for working capital advances. Accounts and other payable – related party as of March 31, 2011 totaled $8.0 million, an increase of $4.1 million compared to September 30, 2010, primarily due to an increase of $2.6 million in other payable – related party and $1.6 million in accounts payable – related party within our Magnesium segment.

Advances from customers and deferred revenues represent prepayments for products or services, which have not yet been shipped or provided. Advances from customers as of March 31, 2011 totaled $1.8 million, a decrease of $1.0 million compared to September 30, 2010, reflecting the completion of our product deliveries within our Basic Materials segment. Deferred revenues represents considerations received for products and services yet to be rendered. We carried $0.5 million in deferred revenues as of March 31, 2011 within our Consulting segment, an increase of $0.4 million compared to September 30, 2010.

Consolidated Statement of Cash Flows

Our net decrease in cash totaled $0.7 million, including $7.6 million used in operating activities, $1.0 million used investing activities, partially offset by $7.0 million provided by financing activities as well as $0.9 million due to a positive effect of exchange rate on cash.

Cash Provided by (Used in) Operating Activities

Cash used in operating activities for the first six month of fiscal 2011 totaled $7.6 million, primarily due to an increase of $6.9 million in marketable securities received for services and on changes in fair value of the said underlying securities, $4.9 million in accounts receivable, $3.3 million in inventories, $2.6 million in prepaid expenses and other assets, which were partially offset by a decrease of $4.2 million in accounts and other payable – related party, $2.3 million in other payables, and a net income of $3.2 million, including $0.4 million in stock based compensation.

 Cash used in operating activities for the first six months of fiscal 2010 totaled $7.8 million, which primarily included the realized gain on the sale of marketable securities of $2.1 million, the fair value of securities received for services of $1.7 million, an increase in inventories of $1.9 million, an increase in prepaid expenses and other assets of $1.5 million, a decrease in other payables of $1.8 million, an increase in accounts receivable of $1.6 million, a decrease in taxes payable of $0.7 million, a decrease in accounts payable and accrued expenses of $0.6 million, and a decrease in allowance for bad debt of $0.5 million. These outflows were partially offset by a decrease in prepaid expenses – related party of $1.4 million, net income of $0.7 million, an increase in accounts payable - related parties of $0.4 million, as well as the non-cash items of depreciation and amortization of $1.1 million, and the stock based compensation of $0.5 million.

Cash Provided by (Used in) Investing Activities

Cash used in investing activities for the first six months of fiscal 2011 totaled $1.0 million, primarily as the result of an increase of $1.8 million in purchases of plant, property, and equipment, partially offset by $0.8 million in net proceeds from the sale of marketable securities available-for-sale.

Cash provided by investing activities for the first six months of fiscal 2010 totaled $5.4 million, which is primarily comprised of proceeds from the sale of marketable securities of $5.8 million, partially offset by repayment of loans of $0.3 million and purchases in plant, property, and equipment of $0.1 million.

Cash Provided by (Used in) Financing Activities

Cash provided by financing activities for the first six months of fiscal 2011 totaled $7.0 million, primarily due to a decrease of $4.7 million in restricted cash, an increase of $3.8 million in net proceeds from the issuance of our common stock, an increase of $1.7 million in additional capital contributions from noncontrolling interest owners, partially offset by a decrease of $3.2 million in loans payable due to the early retirement of a loan obligation within our Basic Materials segment.

Cash provided by financing activities for the first six months of fiscal 2011 totaled $5.0 million, which primarily comprised of proceeds from our sale of our common stock of $4.5 million, the exercise of our warrants of $0.3 million, and an increase in loans payable of $0.4 million, partially offset by a reduction in due to related parties of $0.4 million.

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

In the first six months of fiscal 2011, we paid $40,260 of ordinary dividends in the form of 26,290 shares of our common stock at the average price of $1.53 per share. Due to our Series A Preferred Stock conversion price resets, in the first six months of fiscal 2011, we recognized a one-time deemed dividend of $0.6 million, to account for the cumulative effects of the embedded beneficial conversion options in our Series A Preferred Stock as a reduction to our retained earnings. Additionally, we also recorded a one-time deemed dividend of $0.1 million as a reduction to our retained earnings, to account for the cumulative effects of an increase in the fair market value extended to our preferred stockholders whose warrants to purchase our common stock were beneficially reset from the original conversion price of $8.00 per share to $1.80 per share.

As of March 31 2011 only 1,006.25 shares of Series A Preferred remained outstanding.

Non-controlling Interest

At March 31, 2011, our consolidated balance sheet reflects a total noncontrolling interest of $22.3 million which represents the equity portion of our subsidiaries held by non-controlling interest holders. The following table provides information regarding the non-controlling interests by segment:

Segment	March 31, 2011	September 30, 2010
Magnesium segment	$18,271,221	$16,741,614
Basic Materials segment	3,682,029	3,258,934
Consulting segment		-
Total	$21,953,250	$20,000,548

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

Comprehensive income

We follow ASC 205, “Presentation of Financial Statements,??and ASC 220 (SFAS 130), “Reporting Comprehensive Income,” to recognize the elements of comprehensive income. Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive income includes net income, foreign currency translation adjustments, unrealized gains or losses on marketable securities available for sale, net of income taxes, and unrealized gains or losses on marketable securities available for sale-related party, net of income taxes.

Impairment of long-lived assets

In accordance with ASC 360-10 (SFAS 144), “Impairment or Disposal of Long-Lived Assets”, we periodically review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. We recognize an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the estimated fair value and the book value of the underlying asset. We did not record any impairment charges during the first six months of 2011 and 2010, respectively.

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

Acquisitions

We account for acquisitions using the acquisition method of accounting in accordance with ASC 805 (SFAS 141R), Business Combinations. In each of our acquisitions for the periods presented, we determined that fair values were equivalent to the acquired historical carrying costs.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, or CEO, and our Chief Financial Officer, CFO, to allow timely decisions regarding required disclosure. Management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2011. Based on that evaluation solely as a result of continuing material weaknesses in our internal control over financial reporting identified in our Annual Report on Form 10-K for the fiscal year ended September 30, 2010, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were not effective as of March 31, 2011.

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

A “significant deficiency” is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of a registrant’s financial reporting.  And, a “material weakness” is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company?痵 annual or interim financial statements would not be prevented or detected on a timely basis. We expect the material weakness will be remediated by the end of fiscal 2011. Until such time, however, as these material weaknesses in our internal control over financial reporting are remediated, we expect to have continuing material weaknesses in our internal control over financial reporting, disclosure controls and related procedures.

Remediation of Material Weakness in Internal Control Over Financial Reporting

In our Annual Report on Form 10-K for the year ended September 30, 2010 we set forth our remediation actions and committed to a remediation plan in addressing the aforementioned significant deficiencies and/or material weaknesses.

We believe the following actions we have taken and are taking will be sufficient to remediate the material weaknesses described above:

•
Upon completion of the evaluation of Ufida NC, an enterprise-wide financial software system, we are in the early stages of implementing this system that we initially plan to roll out for testing in phases prior to the end of fiscal 2011. We expect that this system will enhance our management and reporting capabilities and standardize the process and access to financial reports in a timely manner in our magnesium segment; and

•	We will continue to conduct ongoing reviews of our internal control over financial reporting.

Although we have initiated some actions meant to address the material weaknesses identified in our Form 10-K for the fiscal year ended September 30, 2010 as noted above, we believe that these actions did not result in any significant changes in our internal control over financial reporting in the quarter ended March 31, 2011. In addition, a substantial improvement needs to be made throughout the remainder of fiscal 2011 in order to achieve our overall remediation target and objectives. Management believes, however, the actions described above and as set forth in our Annual Report on Form 10-K, when completed, will remediate the material weaknesses we have identified and strengthen our internal control over financial reporting. As we work towards improvement of our internal control over financial reporting and implement the remediation measures identified above, we may supplement or modify these remediation measures.

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

Changes in Internal Control

There were no changes identified in connection with our internal control over financial reporting during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

On April 12, 2011, Sunskar Ltd. (“Sunskar”) filed a Petition to Compel us to Arbitration in the U.S. District Court for the Southern District of New York (Case No. 11CV2499). The petition alleges that we breached an agreement for the charter of a vessel owned by Sunskar. We and our subsidiary dispute the existence of any binding obligation to Sunskar. The petition seeks an order of the Court appointing an arbitrator on our behalf and directing us to proceed to arbitration as provided for in accordance with the Federal Arbitration Act, 9 U.S.C. §1, et seq. and New York Convention, 9 U.S.C. §201, et. seq. In addition, Sunskar claims damages in excess of $1,000,000 as a result of our alleged breach of the agreement. We believe that this claim is totally without merit and we intend to vigorously defend ourselves against the allegations.

In addition to the matter discussed above, a discussion of other legal proceedings can be found under Item 3, “Legal Proceedings”, in our fiscal 2010 Annual Report on Form 10-K. Other than as stated above, there has been no material change in our Legal Proceedings from those previously discussed in the fiscal 2010 Annual Report on Form 10-K.

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
Form of Restricted Stock Agreement for Non-Executive Officer awards under the Company??s 2008 Non-Executive Stock Incentive Plan (incorporated herein by reference to Exhibit 10.26 filed as a part of the Company’s Form 10-Q filed with the Commission on August 8, 2008 (Commission File No. 001-33694)).

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

10.53
Amendment dated October 28, 2010 to Equity Transfer Agreement dated July 13, 2010 entered into among CDI China, Inc., Pine Capital Enterprises, Inc., Taiyuan Yiwei Magnesium Industry Co., Ltd. and Taiyuan Ruiming Yiwei Magnesium  Industry Co., Ltd. (incorporated herein by reference to Exhibit 10.53 as part of the Company?痵 Form 10-K as filed with the Commission on December 23, 2010 (Commission File No. 001-33694)).

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

10.56		“At-the-Market” Program Agreement between China Direct Industries, Inc. and Global Hunter Securities, LLC dated February 14, 2011.
10.57
Stock Transfer Agreement dated May 6, 2011 between CDI China, Inc. and Kong Tung and Hui Dong (Incorporated herein by reference to Exhibit 10,1 as part of the Company’s Form 8-K as filed with the Commission on May 12, 2011.

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

CHINA DIRECT INDUSTRIES, INC.

Date: May 16, 2010	By: /s/ Yuejian (James) Wang
Yuejian (James) Wang,
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: May 16, 2010	By: /s/ Andrew X Wang
Andrew X Wang
Chief Financial Officer
(Principal Financial and Accounting Officer)