Form 10-Q
period 2011-06-30
China Direct Industries, Inc.
filed 2011-08-15
CIK 1088787

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[√]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.         Yes [√] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [ X ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ]	Smaller reporting company	[√]
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [  ] No [√]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 40,334,892 shares of common stock were issued and outstanding as of August 12, 2011.

i

INDEX OF CERTAIN DEFINED TERMS USED IN THIS REPORT

When used in this report the terms:

•	“China Direct Industries”, “we”, “us” or "our” refers to China Direct Industries, Inc., a Florida corporation, and our subsidiaries;
•	“CDI China”, refers to CDI China, Inc., a Florida corporation, and a wholly owned subsidiary of China Direct Industries; and
•	“PRC” refers to the People’s Republic of China.

 Magnesium Segment

•	“Chang Magnesium", refers to Taiyuan Changxin Magnesium Co., Ltd., a company organized under the laws of the PRC and a 51% owned subsidiary of CDI China;
•	“Chang Trading”, refers to Taiyuan Changxin YiWei Trading Co., Ltd., a company organized under the laws of the PRC and a wholly owned subsidiary of Chang Magnesium;
•	“Excel Rise”, refers to Excel Rise Technology Co., Ltd., a Brunei company and a wholly owned subsidiary of Chang Magnesium;
•	“CDI Magnesium”, refers to CDI Magnesium Co., Ltd., a Brunei company and a 51% owned subsidiary of Capital One Resources;
•	“Asia Magnesium”, refers to Asia Magnesium Corporation Limited, a company organized under the laws of Hong Kong and a wholly owned subsidiary of Capital One Resource;
•	“Golden Magnesium" refers to Shanxi Gu County Golden Magnesium Co., Ltd., a company organized under the laws of the PRC and a 100% owned subsidiary of Asia Magnesium;
•	“Pan Asia Magnesium”, refers to Pan Asia Magnesium Co., Ltd., a company organized under the laws of the PRC and a 51% owned subsidiary of CDI China;
•
“Baotou Changxin Magnesium”, refers to Baotou Changxin Magnesium Co., Ltd., a company organized under the laws of the PRC, a 51% owned subsidiary of CDI China, and a 39% owned subsidiary of Excel Rise. Effectively China Direct holds a 70.9% interest;

•	“IMG” or “International Magnesium Group”, refers to International Magnesium Group, Inc., a Florida corporation and a 100% owned subsidiary of China Direct Industries;
•	“IMTC” or “International Magnesium Trading”, refers to International Magnesium Trading Corp., a company organized under the laws of Brunei and a 100% owned subsidiary of IMG;
•	“Ruiming Magnesium”, refers to Taiyuan Ruiming Yiwei Magnesium Co., Ltd., a company organized under the laws of the PRC and an 80% majority owned subsidiary of CDI China; and
•	“Beauty East”， refers to Beauty East International, Ltd., a Hong Kong company and a 100% subsidiary of CDI China.

 Basic Materials Segment

•	“Lang Chemical”, refers to Shanghai Lang Chemical Co., Ltd., a company organized under the laws of the PRC and a 51% owned subsidiary of CDI China;
•	“CDI Jingkun Zinc”, refers to CDI Jingkun Zinc Industry Co., Ltd., a company organized under the laws of the PRC and a 95% owned subsidiary of CDI Shanghai Management;
•	“CDI Jixiang Metal”, refers to CDI Jixiang Metal Co., Ltd., a company organized under the laws of the PRC and a wholly owned subsidiary of CDI China;
•	“CDI Metal Recycling”, refers to Shanghai CDI Metal Recycling Co., Ltd., a company organized under the laws of the PRC and an 83% owned subsidiary of CDI Shanghai Management;
•	“CDI Beijing”, refers to CDI (Beijing) International Trading Co., Ltd., a company organized under the laws of the PRC and a 51% owned subsidiary of CDI Shanghai Management; and
•	“CDII Trading”, refers to CDII Trading, Inc., a Florida corporation and a 100% owned subsidiary of China Direct Industries.

 Consulting Segment

•	“China Direct Investments”, refers to China Direct Investments, Inc., a Florida corporation, and a wholly owned subsidiary of China Direct;
•	“CDI Shanghai Management”, refers to CDI Shanghai Management Co., Ltd., a company organized under the laws of the PRC and a wholly owned subsidiary of CDI China; and
•	“Capital One Resource”, refers to Capital One Resource Co., Ltd., a Brunei company, and a wholly owned subsidiary of CDI Shanghai Management.

ii

PART 1 - FINANCIAL INFORMATION

Item 1.	Financial Statements.

CHINA DIRECT INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2011	September 30, 2010
ASSETS	(unaudited)
Current Assets:
Cash and cash equivalents	$10,263,787	$10,110,818
Marketable securities available for sale	19,693,322	2,221,290
Marketable securities available for sale-related parties	436,267	672,735
Accounts and notes receivables, net of allowance of $303,165 and $214,701, respectively	25,887,544	15,235,983
Accounts, loans and other receivables, and prepaid expenses - related parties	9,049,536	7,680,222
Inventories, net	12,137,739	6,372,925
Prepaid expenses and other current assets, net	12,490,941	8,552,369
Current assets of discontinued operations	51,345	51,345
Restricted cash, current	1,129,583	5,091,023
Total current assets	91,140,064	55,988,710
Property, plant and equipment, net	36,819,805	37,512,261
Intangible assets	171,576	194,541
Property use rights, net	2,229,511	1,970,585
Other long-term assets	62,914	-
Long-lived assets of discontinued operations	196,078	196,078
Total assets	$130,619,948	$95,862,175

LIABILITIES AND EQUITY
Current Liabilities:
Loans payable-short term	$2,681,649	$5,613,532
Accounts payable and accrued expenses	20,515,470	11,250,879
Accounts and other payables-related parties	5,082,646	3,973,704
Advances from customers and deferred revenue	3,217,304	2,797,315
Other liabilities	2,398,111	1,073,926
Taxes payable	606,583	877,840
Current liabilities of discontinued operations	49,538	80,000
Total liabilities	34,551,301	25,667,196

CHINA DIRECT INDUSTRIES INC. EQUITY
Series A Convertible Preferred Stock: $.0001 par value, stated value $1,000 per share; 10,000,000 authorized, 1,006 shares outstanding at September 30, 2010 and June 30, 2011.	1,006,250	1,006,250
Common Stock: $.0001 par value; 40,248,583 and 31,657,244 authorized and outstanding, respectively	4,025	3,166
Additional paid-in capital	75,983,627	65,032,845
Accumulated other comprehensive income	13,915,150	1,795,387
Accumulated deficit	(10,595,627)	(17,643,217)
Total China Direct Industries, Inc. stockholders' equity	80,313,425	50,194,431
Noncontrolling interests	15,755,222	20,000,548
Total equity	96,068,647	70,194,979
Total liabilities and equity	$130,619,948	$95,862,175

The accompanying notes are an integral part of these unaudited financial statements.

CHINA DIRECT INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the three months ended June 30,		For the nine months ended June 30,
	2011	2010	2011	2010

Revenues	$55,154,956	$29,987,583	$141,588,028	$71,021,737
Revenues-related parties	1,860,644	1,956,931	3,465,187	6,545,831
Total revenues	57,015,600	31,944,514	145,053,215	77,567,568
Cost of revenues	49,457,823	29,984,123	127,739,204	71,788,808
Gross profit	7,557,777	1,960,391	17,314,011	5,778,760

Operating income (expenses):
Selling, general, and administrative	3,006,256	3,304,123	9,821,167	8,566,932
Other operating income-related party	(3,919)	-	(106,791)	-
Other operating expense (income)	1,180	-	(354,018)	-
Operating income (expenses)	4,554,260	(1,343,732)	7,953,653	(2,788,172)
Other (expenses) income:
Other (expense) income:	(178,469)	(43,961)	86,892	4,524
Interest (expense) income	(119,025)	37,332	(186,069)	40,944
Realized income (loss) on investment securities available for sale	-	33,155	(379,969)	2,134,344
Total other (expenses) income	(297,494)	26,526	(479,146)	2,179,812
Income (loss) from continuing operations before income taxes	4,256,766	(1,317,206)	7,474,507	(608,360)
Income tax expense	(53,078)	(7,378)	(120,719)	(62,302)
Net income (loss)	4,203,688	(1,324,584)	7,353,788	(670,662)
Net (income) loss attributable to noncontrolling interests-continuing operations	102,870	240,167	424,981	258,913
Net income (loss) attributable to China Direct Industries	$4,306,558	$(1,084,417)	$7,778,769	$(411,749)

Deduct dividends on Series A Preferred Stock:
Preferred stock dividend	(20,130)	(20,125)	(60,390)	(80,433)
Deemed dividend - beneficial conversion feature	-	-	(600,693)	-
Dividend - warrant valuation	-	-	(76,705)	-
Net income attributable to common stockholders	$4,286,428	$(1,104,542)	$7,040,981	$(492,182)

Basic and diluted income per common share
Basic	$0.11	$(0.04)	$0.20	$(0.02)
Diluted	$0.11	$(0.04)	$0.20	$(0.02)
Basic weighted average common shares outstanding	37,567,331	28,828,887	34,694,215	28,940,495
Diluted weighted average common shares outstanding	38,250,045	28,828,887	34,818,040	28,940,495

The accompanying notes are an integral part of these unaudited financial statements.

CHINA DIRECT INDUSTRIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EQUITY
For the nine months ended June 30, 2011
(unaudited)

	Preferred Stock Issued	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Noncontrolling interests	Total Equity
Balance, September 30, 2010	$1,006,250	$3,166	$65,032,845	$(17,643,217)	$1,795,387	$20,000,548	$70,194,979

Dividends paid to preferred stockholders	-	4	60,386	(60,390)	-	-	-
Public offering	-	222	3,771,280	-	-	-	3,771,502
Acquisition of noncontrolling interests	-	565	6,049,137	-	-	(4,517,779)	1,531,923
Additional paid-in capital - noncontrolling interests	-	0	-	-	-	302,489	302,489
Restricted Stock Award - Employees	-	50	358,604	-	-	-	358,654
Restricted Stock Award - Board of Directors	-	9	51,603	-	-	-	51,612
Restricted Stock Award - Consultants	-	1	38,647	-	-	-	38,648
Stock Option exercised	-	8	103,193		-	-	103,201
Net earnings (loss)	-	-	-	7,778,768	-	(424,980)	7,353,788
Changes in cumulative foreign currency translation	-	-	-	-	1,349,002	394,944	1,743,946
Unrealized gain on marketable securities available for sale	-	-	-	-	10,770,761	-	10,770,761
Deemed dividends adjustment	-	-	(55,161)	(677,398)	-	-	(732,559)
Dividends - warrants adjustment	-	-	573,093	-	-	-	573,093
Reclassification adjustment for welfare benefit included in other comprehensive income	-	-	-	6,609	-	-	6,609
Balance, June 30, 2011	1,006,250	4,025	75,983,627	(10,595,628)	13,915,150	15,755,222	96,068,647

The accompanying notes are an integral part of these unaudited financial statements.

CHINA DIRECT INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For nine months ended June 30,
	2011	2010
OPERATING ACTIVITIES:
Net income (loss)	$7,353,788	$(670,662)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	2,934,788	1,741,893
Allowance for bad debt	25,868	(618,697)
Stock based compensation	410,267	871,842
Realized loss (gain) on investments in marketable securities	379,969	(2,134,344)
Gain on preferred stock revaluation	(159,467)	-
Fair value of marketable securities received for services	(18,157,734)	(2,053,560)
Fair value of securities paid for services	6,370,148	225,063
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(3,978,520)	(1,640,322)
Accounts receivable and other assets-related parties	(1,369,314)	1,186,849
Inventories	(5,764,814)	(1,428,633)
Accounts receivable	897,777	(3,178,458)
Accounts payable and accrued expenses	3,216,591	1,879,378
Accounts and other payable - related parties	1,108,942	218,036
Advances from customers	(120,011)	(1,019,563)
Other payables	1,022,466	(2,986,526)
CASH USED IN OPERATING ACTIVITIES	(5,829,256)	(9,607,704)

INVESTING ACTIVITIES:
Proceeds from the sale of marketable securities available for sale	818,456	5,874,760
Purchases of property, plant and equipment	(2,242,333)	(561,079)
Increase in property use rights	(258,926)	-
CASH (USED IN) PROVIDED BY INVESTING ACTIVITES	(1,682,803)	5,313,681

FINANCING ACTIVITIES:
Decrease in restricted cash	3,961,441	120,144
(Payments of) proceeds from loans payable	(2,931,883)	322,255
Proceeds from sale of stocks and exercise of warrants/options	3,874,702	4,955,818
Cash dividend payment to preferred stock holders	-	(20,124)
Capital contribution from noncontrolling interest owners	1,710,909	-
CASH PROVIDED BY FINANCING ACTIVITIES	6,615,169	5,378,093

EFFECT OF EXCHANGE RATE ON CASH	1,049,859	462,322
Net increase in cash	152,969	1,546,392
Cash and equivalents, beginning of the period	10,110,818	12,851,310
Cash and equivalents of continuing operations, end of the period	$10,263,787	$14,397,702
Supplemental disclosures of cash flow information:
Preferred dividend paid in our common stock	$60,390	$80,433
Deemed dividend - beneficial conversion feature	$600,693	$-
Dividend - warrant valuation	$76,705	$-

The accompanying notes are an integral part of these unaudited financial statements.

CHINA DIRECT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business and Organization

China Direct Industries, Inc., a Florida corporation and its subsidiaries are referred to in this report as “we”, “us”, “our”, or “China Direct Industries.”

We are a U.S. based company that sources, produces and distributes industrial products in China and the Americas.  We also provide business and financial consulting services to public and private American and Chinese businesses.  We operate in three identifiable segments, as defined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 280, “Segment Reporting:” Magnesium, Basic Materials and Consulting.  Beginning in 2006 we established our Magnesium and Basic Materials segments which have grown through acquisitions of controlling interests in Chinese private companies.  We consolidate these acquisitions as either wholly or majority owned subsidiaries.  Through our U.S. based industrial commodities business, established in 2009, we source, finance, manage logistics, and sell industrial commodities from North and South America for ultimate distribution in China.

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

In our Consulting segment, we provide business and financial consulting services to U.S. public companies that operate primarily in China.  The consulting fees we charge vary based upon the scope of the services we provide.

We have defined various periods that are covered in this report as follows:

•	“fiscal 2011” – October 1, 2010 through September 30, 2011
•	“fiscal 2010” — October 1, 2009 through September 30, 2010.

Basis of Presentation

Our interim consolidated financial statements are unaudited. We prepared the consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the U.S. Securities and Exchange Commission (“SEC”) rules for interim reporting. In the opinion of management, we included all adjustments that are necessary for the fair presentation of our financial position, results of operations, and cash flows for the interim periods presented. Except as disclosed herein, such adjustments are of a normal and recurring nature. Results for the first nine months of the fiscal year may not necessarily be indicative of full year results. It is suggested that these consolidated financial statements be read in conjunction with the audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2010 and our Quarterly Reports on Form 10-Q for interim periods.

Summary of Significant Accounting Policies

Concentration of Credit Risks

Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash, trade accounts receivable and notes receivables. We deposit our cash with high credit quality financial institutions in the United States and China.  As of June 30, 2011, we had no bank deposits in the United States that exceeded federally insured limits.  At June 30, 2011, we had bank deposits of $5,866,219 in China.  In China, there is no equivalent federal deposit insurance as in the United States, so the amounts held in banks in China are not insured. We have not experienced any losses in such bank accounts through June 30, 2011.

At June 30, 2011 and September 30, 2010, bank deposits by geographic area were as follows:

Country	June 30, 2011		September 30, 2010
United States	4,397,568	43%	4,851,329	48%
China	5,866,219	57%	5,259,489	52%
Total cash and cash equivalents	10,263,787	100%	10,110,818	100%

In an effort to mitigate any potential risk, we periodically evaluate the credit quality of the financial institutions at which we hold deposits, both in the United States and China.

CHINA DIRECT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

A significant portion of our revenues during the three month period ended June 30, 2011 were comprised of a note receivable in the principal amount of $11,075,206  that is convertible into shares of common stock of the issuer and a receivable of $500,000 that we received from to a client as consulting fees whose ability to pay is dependent upon the success of its business and the industry in which it operates. Concentrations of credit risk with respect to trade accounts and notes receivables is, however, limited as the payment terms due to generally short payment terms.  We also perform ongoing credit evaluations of our clients to help further reduce credit risk.

Foreign Currency Translation

Our reporting currency is the U.S. dollar. The functional currency of the parent company is the U.S. dollar and the functional currency of our Chinese subsidiaries is the Renminbi (“RMB”), the official currency of the People’s Republic of China. Capital accounts of the consolidated financial statements are translated into United States dollars from RMB at their historical exchange rates when the capital transactions occurred. Assets and liabilities are translated at the exchange rates as of the balance sheet dates. Income and expenditures are translated at the average exchange rates for the nine month period ended June 30, 2011 and the fiscal year ended September 30, 2010. A summary of the conversion rates for the periods presented is as follows:

	June 30, 2011	September 30, 2010
Period end RMB: U.S. dollar exchange rate	6.4630	6.6981
Average fiscal-year-to-date RMB: U.S. dollar exchange rate	6.5710	6.8214

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

Most of our financial instruments are carried at fair value, including, all of our cash and cash equivalents, accounts and notes receivable, prepayments and other current assets, accounts payable, taxes payable, accrued expenses and other current liabilities, investments classified as available for sale securities and assets held for sale, with unrealized gains or losses recognized as Other Comprehensive Income (OCI), net of tax. Virtually all of our valuation measurements are Level 1 measurements.

Marketable Securities

Marketable Securities that we receive from our clients as compensation are generally restricted for sale under Federal securities laws. Our policy is to liquidate securities received as compensation when market conditions are favorable for sale. Since these securities are often restricted, we are unable to liquidate them until the restriction is removed. We recognize revenue for the common stock we receive as compensation based on the fair value at the time the common stock is granted or at the time service has been rendered and for common stock purchase warrants based on the Black-Scholes valuation model. Pursuant to ASC Topic 320, “Investments –Debt and Equity Securities” our marketable securities have a readily determinable and active quoted price, such as from NASDAQ, NYSE Euronext, the Over the Counter Bulletin Board, and the OTC Markets Group (formerly known as the Pink Sheets) and any unrealized gain or loss is recognized as an element of comprehensive income based on changes in the fair value of the security as quoted on an exchange or an inter-dealer quotation system. Once liquidated, any realized gain or loss on the sale of marketable securities is reflected in our net income for the period in which the security was liquidated.

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

CHINA DIRECT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

Derivative Warrant Liabilities

ASC Subtopic 815-40 (formerly EITF 07-5), “Contracts in Entity’s Own Equity,” requires that entities recognize as derivative liabilities the derivative instruments, including certain derivative instruments embedded in other contracts that are not indexed to an entity’s’ own stock. Pursuant to the provisions of ASC Section 815-40-15, an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. The adoption of ASC Subtopic 815-40 has affected the accounting for (i) certain freestanding warrants that contain exercise price adjustment features and (ii) convertible bonds issued by foreign subsidiaries with a strike price denominated in a foreign currency. In the case of any such warrants and convertible bonds, ASC Subtopic 815-40 provides that such warrants and bonds are to be treated as a liability at fair value with changes in fair value recognized in earnings.

We adopted ASC Subtopic 815-40 on December 31, 2010 and reclassified certain warrants we issued in connection with our February 2008 series A convertible preferred stock offering as a liability rather than as stockholders’ equity and recognized the changes in fair value in earnings. The balance of the derivative liabilities as of June 30, 2011 was zero as the warrants expected time to exercise expired on June 30, 2011. The cumulative unrealized gain on the change in fair value was $159,467. See Note 11 – Capital Stock – Reclassification of Derivative Liabilities for more details.

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

As of June 30, 2011, we do not have any environmental remediation obligations, nor do we have any asset retirement obligations under ASC 410. Furthermore, we do not have any environmental remediation loss contingencies requiring recognition or disclosure in our financial statements.

Recent Pronouncements

Comprehensive Income

Accounting Standards Update (“ASU”) No. 2011-05 amends FASB Codification Topic 220 on comprehensive income (1) to eliminate the current option to present the components of other comprehensive income in the statement of changes in equity, and (2) to require presentation of net income and other comprehensive income (and their respective components) either in a single continuous statement or in two separate but consecutive statements. These amendments do not alter any current recognition or measurement requirements in respect of items of other comprehensive income.

The amendments in this Update are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Earlier adoption is permitted, because compliance with the amendments is already permitted. We will start to adopt this guidance in our 2012 fiscal year.

Business Combinations

In January 2011, ASU No. 2010-29 clarified that pro forma revenue and earnings for a business combination occurring in the current year should be presented as though the business combination occurred as of the beginning of the year or, if comparative statements are presented, as though the business combination took place as of the beginning of the comparative year.

The disclosures required of public entities in respect of a business combination occurring during the current reporting period called for in ASC Section 805-10-50 have been amended as follows:


If comparative financial statements are not presented, pro forma revenue and earnings of the combined entity should be based on the assumption that the business combination took place as of the beginning of the current year.

CHINA DIRECT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011


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


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

NOTE 2 – EARNINGS PER SHARE

Under the provisions of ASC Topic 260, “Earnings Per Share,” basic income (loss) per common share is computed by dividing income (loss) available to common shareholders by the weighted average number of shares of common stock outstanding for the periods presented. Diluted income (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the income of the company, subject to anti-dilution limitations. For the three and nine months ended June 30, 2010, the effect of stock options, warrants and restricted stock awards is anti-dilutive.  Accordingly, basic and diluted income (loss) per share is the same for both periods presented.

The following table sets forth the computation of basic and diluted income (loss) per share for the three and nine months ended June 30, 2011 and 2010 (unaudited):
See comment about defined term

	For three months ended June 30,		For nine months ended June 30，
	2011	2010	2011	2010
Earnings attributable to Shareholders' equity	$4,286,428	$(1,104,542)	$7,040,981	$(492,182)
Effect of series A preferred stock dividends	20,130	-	-	-
Earnings attributable to Shareholders' equity-assuming dilution	$4,306,558	$(1,104,542)	$7,040,981	$(492,182)

Average common shares outstanding	37,567,331	28,828,887	34,694,215	28,940,495
Effect of dilutive securities （1）
Unvested stock-based compensation（2）	123,825	-	123,825	-
Series A preferred stock （2）	558,889	-	-	-
Average common shares outstanding-assuming dilution	38,250,045	28,828,887	34,818,040	28,940,495

Basic earning per common share	$0.11	$(0.04)	$0.20	$(0.02)
Diluted earings per common share	$0.11	$(0.04)	$0.20	$(0.02)

Comments for table above
(1)
Securities are not included in the denominator in periods when anti-dilutive.  We excluded 2,142,980 shares of our common stock issuable upon exercise of options and 6,264,942 shares of our common stock issuable upon exercise of warrants as of June 30, 2011 as their effect was anti-dilutive.

(2)	We excluded 558,889 shares of our common stock that are issuable upon conversion of our series A preferred stock as its effect was anti-dilutive.

CHINA DIRECT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

NOTE 3 – COMPREHENSIVE INCOME

Comprehensive income is comprised of net income and other comprehensive income or loss.  Other comprehensive income or loss refers to revenue, expenses, gains and losses that under U.S. GAAP are included in comprehensive income but excluded from net income as these amounts are recorded directly as an adjustment to stockholders’ equity. Other comprehensive income consists of currency translation adjustments, unrealized loss on marketable securities available for sale, net of taxes and unrealized loss on marketable securities available for sale-related parties, net of taxes.

CHINA DIRECT INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	For three months ended June 30,		For nine months ended June 30,
	2011	2010	2011	2010

Net income (loss)	$4,203,688	(1,324,584)	7,353,788	(670,662)
Other comprehensive income:
Foreign currency translation adjustments
Foreign currency translation during period	(187,504)	171,878	1,349,002	277,861
Foreign currency translation adjustments	(187,504)	171,878	1,349,002	277,861

Unrealized gains on securities
Unrealized holding gains/(loss) arising during period	6,444,495	(377,382)	10,770,761	(833,018)
Unrealized gains (loss) on Securities	6,444,495	(377,382)	10,770,761	(833,018)
Other comprehensive income	6,256,991	(205,504)	12,119,763	(555,157)
Comprehensive income	10,460,679	(1,530,088)	19,473,551	(1,225,819)
Comprehensive income attributable to the noncontrolling interest	102,870	240,167	424,981	258,913
Comprehensive income (loss) attributable to common stockholders	$10,563,549	(1,289,921)	19,898,532	(966,906)

The following table shows the accumulated other comprehensive income balances as of June 30, 2011.

	Foreign Currency Items	Unrealized Gains on Securities	Sales of a subsidiary	Accumulated Other Comprehensive Income
Beginning balance	$3,062,779	(1,160,035)	(107,357)	$1,795,387
Current-period change	$1,349,002	$10,770,761	$-	$12,119,763
Ending balance	$4,411,781	$9,610,726	$-107,357	$13,915,150

NOTE 4 – ACCOUNTS AND NOTES RECEIVABLE

        Accounts and notes receivables includes a convertible promissory note in the principal amount of $11,075,206 (the “Convertible Note”) due from China America Holdings, Inc. (“CAAH”) that we received as payment for certain consulting services we provided to CAAH related to its acquisition of a Chinese tile manufacturer that was completed on June 30, 2011. The Convertible Note bears interest at the rate of 3% per annum and will automatically convert into 1,538,223 shares of CAAH’s common stock upon the completion of, and after giving effect to, a 400 for 1 reverse stock split (the “Reverse Stock Split”) CAAH is in the process of completing in connection with its June 30, 2011 acquisition. We own approximately 15.5% of CAAH’s common stock without regard to the 1,538,223 shares of common stock we expect to receive after CAAH’s proposed Reverse Stock Split. CAAH issued the Convertible Note to us because the number of shares they agreed to pay us for these services exceeded its authorized shares of common stock at June 30, 2011. Accounts and notes receivables also reflects $500,000 of cash that CAAH agreed to pay us, in addition to the Convertible Note, for our services related to its June 30, 2011 acquisition.  The $500,000 of cash is payable to us when CAAH receives the proceeds under a note receivable that is due to CAAH on December 31, 2011.  We determined the fair value of the Convertible Note by multiplying the number of shares issuable upon conversion of the Convertible Note prior to giving effect to the Reverse Stock Split by the closing price of CAAH’s common stock on June 30, 2011. We recognized revenue of $11,575,206 at June 30, 2011 in connection with these services.

CHINA DIRECT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

We determined the fair value of the Convertible Note by multiplying the number of shares issuable upon conversion of the Convertible Note prior to giving effect to a 400 for 1 reverse stock split times the closing price of CAAH’s common stock on the closing of the acquisition target. We recognized revenue of $11,575,206 at June 30, 2011 in connection with these services.

NOTE 5 – MARKETABLE SECURITIES

Marketable securities available for sale and marketable securities available for sale-related party at June 30, 2011 and September 30, 2010 consist of the following:

Company	June 30, 2011	% of Total	September 30, 2010	% of Total
	(unaudited)
China America Holdings, Inc.	$1,293,947	6%	$950,250	33%
China Logistics Group, Inc.	590,106	3%	515,625	18%
Dragon International Group Corp.	22,815	1%	22,815	1%
China Armco Metals, Inc.	-	0%	277,600	10%
Sunwin International Neutraceuticals, Inc.	300,000	1%	455,000	15%
Dragon Capital Group Corp.	436,267	2%	672,735	23%
China Education International, Inc.	17,486,454	87%	-	0%
Marketable securities availabe for sale	$20,129,589	100%	$2,894,025	100%

On December 31, 2010, we received a total of 4,740,694 shares of China Education International, Inc. (“CEII”), formerly known as USChina Channel, Inc. common stock as the stock-based payment for consulting services we provided to CEII in connection with CEII’s acquisition of China Education Schools, Ltd. In connection with this transaction, we also paid $170,000 to acquire 758,124 shares of CEII’s common stock in a private sale. We accounted for this class of securities as marketable securities available for sale. Pursuant to ASC Topic 820, “Fair Value Measurement”, we used the quoted price for the CEII’s securities to value the shares of CEII’s common stock and recognized $4,977,728 or $1.05 per share as our consulting service revenue for the nine months ended June 30, 2011.

Invictus Advisory Services, Inc. (“Invictus”), CEII and our company entered into a Consulting and Management Agreement as of December 31, 2010 whereby we agreed to perform certain consulting and business advisory services for CEII, including advising CEII on financing matters, assistance with acquisitions, and coordination of SEC filings.  The term of the agreement is for one year, beginning January 1, 2011.  On February 15, 2011, Invictus transferred to us on behalf of CEII a total of 600,000 shares of CEII’s common stock previously issued to Invictus as payment for our services.  The 600,000 shares of CEII’s common stock we received were fully vested and non-forfeitable at the time of transfer and were valued at $1,800,000. We recognized revenue of $1,500,000 for the nine months ended June 30, 2011. The balance of deferred revenue was $300,000 as of June 30, 2011.

For the nine months ended June 30, 2011, the total fair value of CEII’s common stock we received for services was $6,477,729. We transferred shares of CEII’s common stock with a value of $283,500 to Animus Advisory Group, Inc. as a fee for its work for us in connection with work we performed for CEII. As of June 30, 2011, the aggregated carrying value of the CEII common stock was $17,486,454. The CEII common stock is quoted in the over the counter market system, but is restricted and cannot be readily sold by us absent a registration of those securities under the Securities Act of 1933 (the “Securities Act”) or the availability of an exemption from the registration requirements under the Securities Act. Our policy is to liquidate the securities we receive as compensation on a regular basis.  As these securities are often restricted, we are unable to liquidate them until the restriction is removed.  Unrealized gains or losses on marketable securities available for sale are recognized on a periodic basis as an element of comprehensive income based on changes in the fair value of the security. Once liquidated, realized gains or losses on the sale of marketable securities available for sale and marketable securities available for sale-related party are reflected in our net income for the period in which the security was liquidated.

The investments in marketable securities available for sale-related party totaled $436,267 and $672,735 at June 30, 2011 and September 30, 2010, respectively and are comprised solely of the securities of Dragon Capital Group Corp. (“Dragon Capital”).  Mr. Lisheng (Lawrence) Wang, the CEO and Chairman of the Board of Dragon Capital, is the brother of Dr. James Wang, our CEO and Chairman of the Board of Directors. These securities were issued by Dragon Capital as compensation for consulting services.  Dragon Capital is a non-reporting company whose securities are quoted on the OTC Pink Tier of the OTC Markets Group.  As such, under Federal securities laws, securities of Dragon Capital generally cannot be resold by us absent a registration of those securities under the Securities Act.

CHINA DIRECT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

NOTE 6 - INVENTORIES

Inventories at June 30, 2011 and September 30, 2010 consisted of the following:

	June 30, 2011	September 30, 2010
	(Unaudited)
Raw materials	$3,628,399	$3,478,947
Finished goods	8,509,340	2,893,978
Total Inventory	$12,137,739	$6,372,925

Due to the nature of our business and the short duration of the manufacturing process for our products, there is no material work in progress inventory at June 30, 2011 and September 30, 2010.

NOTE 7 - PREPAID EXPENSES AND OTHER CURRENT ASSETS

Description	June 30, 2011	September 30, 2010
	(Unaudited)
Prepayments to vendors for merchandise that had not yet been shipped or services that had not been performed	$5,572,930	$4,469,249
Prepaid expenses	2,722,397	$2,546,278
Other receivables	2,728,195	911,217
Loans receivable	1,467,419	608,904
Security deposits	-	16,721
Total	12,490,941	8,552,369

For the fiscal year ended September 30, 2010, prepayments to vendors for merchandise that had not yet been shipped or services that had not been performed included $2,546,278 non-trade related prepaid expenses.  We reclassified the amount to prepaid expenses to better reflect the nature of the item. Prepaid expenses as of June 30, 2011 also include a prepayment for Baotou Changxin Magnesium land use rights. Baotou Changxin Magnesium owns and operates a magnesium facility capable of producing 20,000 metric tons of pure magnesium per year located on approximately 406,000 square feet of land located in the Shiguai district of Baotou city, in Inner Mongolia. Baotou Changxin Magnesium occupies this land pursuant to an asset acquisition agreement entered into with Baotou Sanhe Magnesium Co., Ltd. to acquire the land use rights for this property, among other assets.  Since the land use right has yet to be transferred from Baotou Sanhe Magnesium Co. to Baotou Changxin Magnesium, the land use right balance of $1,126,870 is included in prepaid expenses.  The land use right expires in May 2045.

NOTE 8 - PROPERTY, PLANT AND EQUIPMENT

At June 30, 2011 and September 30, 2010, property, plant and equipment, consisted of the following:

Property, Plant and Equipment
Description	Useful Life	June 30, 2011	September 30, 2010
		(unaudited)
Building	10-40 years	$16,111,379	$14,978,242
Manufacturing equipment	5-10 year	19,329,738	18,650,462
Office equipment and furniture	3-5 year	494,935	470,238
Autos and trucks	5 year	1,041,872	995,963
Construction in progress	N/A	7,991,559	7,716,777
Total		44,969,483	42,811,682
Less: accumulated depreciation		(8,149,678)	(5,299,421)
Property, Plant and Equipment, Net		$36,819,805	$37,512,261

For the nine months ended June 30, 2011 and 2010, depreciation expense totaled $2,850,257 and $1,709,919, respectively.

Included in property and equipment is construction-in-progress which consisted of factory improvements and machinery pending installation and includes the costs of construction, machinery and equipment.  No provision for depreciation is made on construction-in-progress until such time as the relevant assets are completed and ready for their intended use.

CHINA DIRECT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

NOTE 9 - PROPERTY USE RIGHTS

For the nine months ended June 30, 2011 and 2010, amortization expense of the property use rights totaled $54,659 and $31,974, respectively. Property use rights, net of accumulated amortization, consisting of mining and property use rights, amounted to $2,229,511 and $1,970,585 at June 30, 2011 and September 30, 2010, respectively. During the nine months ended June 30, 2011, our subsidiary Shanxi Gu County Golden Magnesium Industry Co., Ltd. (“Golden Magnesium”) paid an additional $270,827 for governmental fees required to complete the transfer of the land use right to Golden Magnesium.

In connection with our acquisition of CDI Jixiang Metal Co., Ltd. (“CDI Jixiang”) in December 2007, we acquired mining rights to 51 acres of land located in the Yong shun Kaxi Lake Mining area of China.  In July 2009, CDI Jixiang Metal submitted an application to the Ministry of Land Resources of Yongshun County to begin the process of obtaining a 5-year renewal for these mining rights as the current lease expired in October 2009.  This application was approved by the Ministry of Land Resources of Yongshun County and was forward to the Ministry of Land Resources of Hunan Province with a recommendation that the application be approved.  During the review of the application by the Ministry of Land Resources of Hunan Province a discrepancy in the requested depth of the mine was noted as the depth requested by CDI Jixiang Metal depth was greater than the depth specified in the original permit. In December 2010, CDI Jixiang Metal acknowledged the discrepancy and requested that the application be considered using the previously approved mining depth.  In addition, during the Ministry of Land Resources of Hunan Province review, it was determined that CDI Jixiang’s application required submission of reports on mining reserves, mining development and utilization program, environmental geological assessment, and land reclamation plan. These reports were then submitted to the Ministry of Land Resources of Hunan Province and are awaiting approval by government appointed experts. Ministry of Land Resources of Hunan Province has advised CDI Jixiang Metal that a new mining permit will be issued once the reports are approved which are expected to approved in the next several months. Based on these circumstances, we believe that the mining rights will ultimately be renewed. Based on our periodic evaluation of our long-lived assets, we have concluded that none of the assets related to CDI Jixiang are impaired.

NOTE 10 - LOANS PAYABLE

Our loans payable reflect borrowings for general working capital purposes. Loans payable at June 30, 2011 and September 30, 2010 consisted of the following:

Description	June 30, 2011	September 30, 2010
	(Unaudited)
Lang Chemical loan from Bank of Shanghai. Due on February 20, 2011. 5.31% annual interest rate. Guaranteed by China Investment Guarantor Co. Ltd.	$-	$447,888

Lang Chemical loan from China Mingsheng Bank. Due on May 26, 2011. 6.638% annual interest rate. Guaranteed by Chen Jingdong.	-	686,762

CDI Beijing non-interest bearing loan from Beijing Mingshang Intestment Guarantee Co. Ltd. Due on August 31, 2011. Guaranteed by Chi Chen.	-	4,478,882

CDI China loan from Sunwin Tech Group, Inc. Due on December 31, 2011. 3% annual interest rate. Secured by pledge of CDI China assets.	500,000	-

Lang Chemical loan from China Mingsheng Bank. Due on May 16, 2012. 6.941% annual interest rate. Guaranteed by Zhu Qian and Chen Jingdong.	711,744	-

Lang Chemical loan from Bank of Shanghai. Due on March 22, 2012. 6.666% annual interest rate. Guaranteed by China Investment Guarantor Co. Ltd. and Zhu Qian.	541,544	-

CDI Beijing loan from Bank of Hongzhou. Due on October 21, 2011. 6.672% annual interest rate. Guranteed by Chi Chen.	928,361	-

Total	2,681,649	5,613,532
Less: Current Portion	(2,681,649)	(5,613,532)

Loans payable, long-term	$-	$-

CHINA DIRECT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

NOTE 11 - RELATED PARTY TRANSACTIONS

List of Related Parties

We have specified the following persons and entities as related parties with ending balances as of June 30, 2011and September 30, 2010:

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

As of June 30, 2011, accounts, loans, and other receivables and prepaid expenses- related parties were $9,049,536 and were comprised of accounts receivable – related party of $1,182,257, Prepaid expenses – related parties of $4,601,160, Loans receivable – related parties of $1,505,820, and Due from related parties of $1,760,299 as set forth below:

Accounts Receivable – related parties

At June 30, 2011, accounts receivable – related parties of $1,182,257 was comprised of the following:

	$645,412 due Baotou Changxin Magnesium from YiWei Magnesium for inventory provided;
	$4,803 due Chang Magnesium from Wheaton for inventory provided;
	$58,716 due Chang Magnesium from Pine Capital for inventory provide;
	$355,998 due Chang Magnesium from YiWei Magnesium for inventory provided; and
	$117,328 due Golden Magnesium from YiWei Magnesium for inventory provided.

At September 30, 2010, accounts receivable – related parties of $2,119,582 was comprised of the following:

	$834,758 due Baotou Changxin Magnesium from YiWei Magnesium for inventory provided;
	$4,635 due Chang Magnesium from Wheaton for inventory provided; and
	$1,280,189 due Golden Magnesium from YiWei Magnesium for inventory provided.

Prepaid Expenses – related parties

At June 30, 2011, prepaid expenses – related parties of $4,601,160 was comprised of the following:

	$77,372 prepaid by Chang Magnesium to Haixu Magnesium for future delivery of inventory;
	$2,854,698 prepaid by Chang Magnesium to YiWei Magnesium for future delivery of inventory;
	$1,149,090 prepaid by IMTC to Pine Capital for future delivery of inventory; and
	$520,000 prepaid by IMTC to Wheaton for future delivery of inventory.

CHINA DIRECT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

At September 30, 2010, prepaid expenses – related parties of $3,982,163 was comprised of the following:

	$204,536 prepaid by Baotou Changxi Magnesium to YiWei Magnesium for future delivery of inventory;
	$74,656 prepaid by Chang Magnesium to Haixu Magnesium for future delivery of inventory;
	$120,838 prepaid by Chang Magnesium to Xinghai Magnesium for future delivery of inventory;
	$3,217,076 prepaid by Chang Magnesium to YiWei Magnesium for future delivery of inventory,
	$4,544 prepaid by Golden Magnesium to Senrun Coal for future delivery of coke gas for fuel;
	$120 prepaid by Golden Magnesium to YiWei Magnesium for future delivery of inventory; and
	$360,393 prepaid by IMTC to YiWei Magnesium for future delivery of inventory.

Loans Receivable – related parties

At June 30, 2011, loan receivables – related parties of $1,505,820 was comprised of the following:

	$1,488,800 due Lang Chemical from NanTong Chemical for funds advanced for working capital purposes; and
	$17,020 due Chen Chi from CDI Beijing for funds advanced for working capital purposes.

At September 30, 2010, loan receivables – related parties of $1,528,911 was comprised of the following:

	$1,324,309 due Lang Chemical from NanTong Chemical for funds advanced for working capital purposes;
	$74,648 due Chen Chi from CDI Beijing for funds advanced for working capital purposes;
	$119,437 due Baotou Changxi Magnesium from Haixu Magnesium for funds advanced for working capital purposes; and
	$10,517 due Ruiming Magnesium from YiWei Magnesium for funds advanced for working capital purposes.

Due from related parties

At June 30, 2011, due from related parties of $1,760,299 was comprised of the following:

	$154,727 due Baotou Changxi Magnesium from YiWei Magnesium for working capital purposes;
	$502,862 due Chang Magnesium from Xinghai Magnesium for working capital purposes;
	$600,938 due Chang Magnesium from Yiwei Magnesium for working capital purposes;
	$451,950 due Ruiming Magnesium from Xinghai Magnesium for working capital purposes; and
	$49,822 due CDI Beijing from Zhongmen International for working capital purposes.

At September 30, 2010, due from related parties of $49,566 was comprised of the following:

$49,566 due CDI Beijing from Zhongmen International for working capital purposes.

As of June 30, 2011, accounts and other payables – related parties were $5,082,646 consisting of Accounts payable – related parties of $858,907, Loans payable – related parties of $637,475, and Due to related parties of $3,586,264 as set forth below:

Accounts Payable – related parties

At June 30, 2011, accounts payable – related party of $858,907 was comprised of the following:

	$15,687 due from Baotou Changxi Magnesium to Haixu Magnesium for purchases of goods;
	$841,327 due from Chang Magnesium to Xinghai Magnesium for purchases of goods;
$346 due from Golden Magnesium to Xinghai Magnesium for purchases of goods; and
	$1,547 due from Golden Magnesium to Haixu Magnesium for purchases of goods.

At September 30, 2010, accounts payable – related party of $40,558 was comprised of the following:

	$12,200 due from Chang Magnesium to Pine Capital for purchases of goods;
	$15,135 due from Baotou Changxi Magnesium to Haixu Magnesium for purchases of goods;
$11,396 due from Golden Magnesium to YiWei Magnesium for purchases of goods;
	$1,493 due from Golden Magnesium to Haixu Magnesium for purchases of goods; and
$334 due from Golden Magnesium to Xinghai Magnesium for purchases of goods.

CHINA DIRECT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

Loan Payable – related parties

At June 30, 2011, the loan payable – related parties of $637,475 reflected the balance due to Zhu Qian for funds advance to Lang Chemical for working capital.

At September 30, 2010, the loan payable – related parties of $60,990 reflected the balance due to Pine Capital for funds advanced to Golden Magnesium for working capital.

Due to related parties

At June 30, 2011, due to related parties balance of $3,586,264 was comprised of the following:


$3,176,659 due to YiWei Magnesium for the balance of the purchase price for Ruiming Magnesium;
$387,881 due YiWei Magnesium for working capital of Ruiming Magnesium;
$9,953 due to Yuwei Huang for working capital of Chang Magnesium; and
$11,771 due to Kong Tung for working capital of Golden Magnesium.

At September 30, 2010, due to related parties balance of $3,872,157 was comprised of the balance due to Yiwei Magnesium for the purchase price of Ruiming Magnesium.

Restricted cash, current

At September 30, 2010 our current restricted cash was $5,091,023. Restricted cash was principally comprised of the cash proceeds of a $4,478,882 loan to CDI Beijing from Beijing Mingshang Investment Guarantee Co., Ltd. (the “Beijing Mingshang Loan”). The proceeds from this loan were pledged as collateral for a loan from Fushun Bank of Northern China (the “Fushun Bank Loan”) to an unrelated third-party trading partner of CDI Beijing, who is also a strategic business associate of Chi Chen, the General Manager of CDI Beijing and an owner of a 49% noncontrolling interest in that company. The Fushun Bank Loan was used for the borrower's working capital. Subsequently, Mr. Chen pledged his own personal assets as collateral for the Beijing Mingshang Loan. As a result, the removal of the restrictions on this cash and the repayment of this loan were completed within the second quarter of fiscal 2011.

NOTE 12 – CAPITAL STOCK

Preferred Stock and Related Dividends

We have 10,000,000 shares of preferred stock, par value $.0001, authorized, of which we designated 12,950 as our Series A Convertible Preferred Stock in February 2008.  At June 30, 2011 and September 30, 2010 there were 1,006 shares of Series A Convertible Preferred Stock outstanding. The Series A Convertible Preferred Stock has a stated value per share of $1,000, carries an 8% per annum dividend rate payable quarterly in arrears and is convertible into common stock at $1.80 per share after giving effect to a price reduction in connection with a December 30, 2010 offering of our securities. During the nine months ended June 30, 2011, we paid $60,390 of ordinary dividends in the form of 43,533 shares of our common stock. During the nine months ended June 30, 2010, we paid dividends of $60,304 in the form of 45,876 shares of our common stock and cash of $20,125.

On February 11, 2008, we entered into a Securities Purchase Agreement with accredited investors to sell 12,950 shares of our Series A Preferred Stock which was convertible into common stock at $7.00 per share. This class of preferred stock carries an embedded contingent beneficial conversion option that allows the conversion price to reset, contingent upon certain future transactional events. As of May 31, 2009, 1,006 shares of our Series A Preferred Stock were issued and outstanding. On June 15, 2009, we registered a direct offer of our common stock at $1.85 per share, and therefore as provided under the original Securities Purchase Agreement, we should have accounted for this conversion price reduction from $7.00 per share to $1.85 per share as additional intrinsic value beneficially extended to this class of stockholders during the 2009 transition when the first conversion price reset occurred. We made a determination that even if we retrospectively applied the adjustments to reflect such accounting changes to the prior periods, the net effect would be immaterial from both a quantitative and qualitative standpoint.

ASC 470-20 provides that upon the resolution of the contingency, a corresponding adjustment is required to account for and recognize the excess number of shares to be received multiplied by the stock price on the original commitment date as additional intrinsic economic benefits extended to this class of shareholders. Based on the facts and circumstances in our case, the re-measurement for this contingent beneficial conversion option amounted to $600,693, representing the remaining undiscounted portion of the net proceeds allocated to the outstanding 1,006 shares of Series A Preferred Stock in the original offer. As of December 31, 2010, we recorded a total discount of $600,693 to account for the additional intrinsic values for the outstanding 1,006 shares of Series A Preferred Stock, accreted the full amount immediately as this class of preferred stock does not have a stated redemption date or finite life, and recognized it as a one-time deemed dividend and a reduction to our retained earnings with a corresponding increase to additional paid-in capital.

CHINA DIRECT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

Reclassification of Derivative Liabilities

As of June 30, 2011 the Series A Preferred stockholders held an aggregate of 143,750 common stock purchase warrants, which contained a downside ratchet provision, that would allow the exercise price of these warrants to reset, contingent upon certain future transactional events. The terms of these warrants provide that if we sell common stock at a price per share less than the then exercise price of the warrants then we are required to reduce the exercise price of those warrants to the lower price of the subsequent sale. On June 15, 2009, we registered a direct offering of our common stock, which reduced the exercise price of the 143,750 warrants to purchase our common stock from $8.00 to $1.85 per share. On December 30, 2010, we entered into an engagement letter with Rodman & Renshaw for the sale of our common stock at $1.80 per share, which again reset the exercise price of the aforementioned warrants from $1.85 to $1.80 per share.

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

As of December 31, 2010, the carrying amount of $66,973 reflected the then current fair value of the derivative liabilities.  The fair value of the derivative liabilities of $11,811 was reclassified to additional paid-in capital on June 30, 2011 as the expected term of the warrants expired.

Inputs used in making the above determinations included:

	2009
	June 30	September 30	December 31
Value of per common share	$1.72	$1.57	$1.18
Expected time to exercise (year)	2	1.75	1.5
Expected volatility	130%	127%	102%
Risk-free interest rate	1.11%	0.81%	1.14%
Dividend yield	0%	0%	0%

	2010				2011
	March 31	June 30	September 30	December 31	March 31
Value of per common share	$1.54	$1.14	$1.21	$1.51	$ 1.38
Expected time to exercise (year)	1.25	1	0.75	0.5	0.25
Expected volatility	103%	78%	75%	90	75%
Risk-free interest rate	1.14%	0.32%	0.27%	0.19	0.09%
Dividend yield	0%	0%	0%	0	0%

Common Stock

We have 1,000,000,000 shares of common stock, par value $.0001, authorized. At June 30, 2011 and September 30, 2010 there were 37,808,943 and 31,657,244 shares of common stock issued and outstanding, respectively.

CHINA DIRECT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

On December 30, 2010 we entered agreements with accredited investors to sell 2,222,224 shares of our common stock at $1.80 per share and warrants to purchase up to 777,778 of common stock. The registered offering was carried out under the terms of the December 30, 2010 engagement letter we entered into with Rodman & Renshaw, LLC (“Rodman & Renshaw”). The gross proceeds of this offering were $4,000,003 with offering expense of $228,501. We received the net proceeds of $3,771,502 on January 4, 2011. The warrants that are deemed as indexed to our own stock pursuant to ASC 815 have an exercise price of $2.00 per share and become exercisable beginning 183 days following the date they were issued for a period ending on the fifth anniversary of the initial exercise date. We are using the proceeds from this offering for general working capital purposes.

On May 6, 2011 CDI China, Inc., our wholly owned subsidiary, entered into a Stock Transfer Contract with Mr. Kong Tung, a member of our board of directors, and Mr. Hui Dong, his son, both of whom are the sole shareholders of Beauty East International, Ltd. (“Beauty East”), a Hong Kong company. Beauty East owns a 48% interest in our Golden Magnesium subsidiary. CDI China acquired 100% of Beauty East in exchange for 4,879,280 shares of our unregistered common stock, an equivalent of RMB 39,659,401 (approximately $6,099,107).The number of shares we agreed to issue was determined using the exchange rate announced by Bank of China on the date the agreement was signed by all of the parties. At the closing date the total value of the stock shares transferred was $6,147,893 or $1.26 per share.

During the nine months ended June 30, 2011, we issued a total of 6,151,699 shares of our common stock comprised of:  2,222,224 shares to accredited investors in connection with the December 30, 2010 agreement discussed above, 1,219,820 shares to Mr. Kong Tung and 1,219,820 shares to Mr. Hui Dong as part of the purchase price for the Stock Transfer Contract, 769,231 shares to Pine Capital as part of the purchase price for our acquisition of an 80% interest in Ruiming Magnesium, 43,533 shares to pay dividends on 1,006 shares of our series A preferred stock, 80,000 shares in connection with the exercise of stock options; 87,750 shares to members of our board of directors as compensation, 6,000 shares issued for consulting services, and 503,321 were issued to employees as compensation.

Stock Incentive Plans

The following table sets forth our stock incentive plan activities during the nine months ended June 30, 2011 and changes during the period is as follows:

Description	Shares underlying options	Weighted average exercise price
Outstanding at September 30, 2010	2,372,980	$14.83
Exercised	(80,000)	1.29
Expired	(44,000)	2.50
Expired	(106,000)	5.00
Outstanding at June 30, 2011	2,142,980	$15.90
Exercisable at June 30, 2011	2,142,980	$15.90

As of June 30, 2011, we had 2,142,980 shares underlying options outstanding and exercisable. The aggregate intrinsic value of these options at June 30, 2011 and September 30, 2010 was zero.

On June 2, 2010 we modified the exercise price of options to purchase 80,000 shares of our common stock previously awarded to David Stein, our former chief operating officer, from $5.00 per share to $1.29 per share as compensation for consulting and advisory services provided by Mr. Stein. The total additional stock-based compensation expense as a result of the modification was $32,604. On December 30, 2010, Mr. Stein exercised his option to purchase the 80,000 shares and we received proceeds of $103,201.

CHINA DIRECT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

The weighted average remaining contractual life and weighted average exercise price of options outstanding at June 30, 2011, for selected exercise price ranges, are as follows:

Exercise Price	Number of options outstanding	Weighted average remaining contractual life (Years)	Weighted average exercise price	Number of options Exercisable	Weighted average remaining contractual life (Years)	Weighted average exercise price
2.00	120,000	0.92	2.00	120,000	0.92	2.00
2.25	400	3.31	2.25	400	3.31	2.25
7.50	637,000	1.51	7.50	637,000	1.51	7.50
10.00	625,000	2.51	10.00	625,000	2.51	10.00
15.00	500	1.94	15.00	500	1.94	15.00
30.00	760,000	1.58	30.00	760,000	1.58	30.00
56.25	80	3.42	56.25	80	3.42	56.25
	2,142,980	1.79	$15.90	2,142,980	1.79	$15.90

Common Stock Purchase Warrants

In connection with our December 30, 2010 offering of our securities, we issued common stock purchase warrants (the “Warrants”) to purchase up to 777,778 shares of our common stock upon closing of the offering which occurred on January 4, 2011.

The Warrants are exercisable beginning six months after the issuance date at an exercise price of $2.00 per share until July 4, 2016. The Warrants may become exercisable on a cashless basis if we fail to maintain the effectiveness of our registration statement.  The exercise price and number of shares issuable upon exercise are subject to adjustment in the event of stock splits or dividends, business combinations, rights offerings, sale of assets or other similar transactions.  The Warrants are not exercisable to the extent that (a) the number of shares of our common stock beneficially owned by the holder, and (b) the number of shares of our common stock issuable upon the exercise of the Warrants would result in the beneficial ownership by the holder of more than 4.99% of our then outstanding common stock. This ownership limitation can be increased to 9.99% by the holder upon 61 days notice to us.

A summary of the status of our outstanding common stock purchase warrants granted as of June 30, 2011 and changes during the period is as follows:

	Shares underlying warrants	Weighted average exercise price
Outstanding at September 30, 2010	5,499,664	6.92
Additions	777,778	2.00
Expired	(12,500)	11.00
Outstanding at June 30, 2011	6,264,942	6.30
Exercisable at June 30, 2011	5,487,164	$6.91

Exercise Price		Number of Warrants outstanding	Weighted average remaining contractual life (Years)	Weighted average exercise price	Warrants Exercisable	Weighted average exercise price	Weighted average remaining contractual life (Years)
	$1.88	1,025,278	4.05	$1.88	247,500	$1.03	1.52
	2.31	1,351,352	3.47	2.31	1,351,352	3.47	2.31
	2.50	50,000	0.42	2.50	50,000	0.42	2.50
	4.00	50,000	0.17	4.00	50,000	0.17	4.00
	8.00	1,906,250	1.62	8.00	1,906,250	1.62	8.00
	10.00	1,882,062	0.20	10.00	1,882,062	0.20	10.01
$		6,264,942	1.97	$6.30	5,487,164	$1.54	6.91

CHINA DIRECT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

NOTE 13 - SEGMENT INFORMATION

Our reportable segments are strategic business units that offer different products and services.  Each segment is managed and reported separately based on the fundamental differences in their operations.  Condensed consolidated information with respect to these reportable segments after giving effect to the discontinuance of the operations of Pan Asia Magnesium for the three and nine months ended June 30, 2011 and 2010 are as follows:

For the three months ended June 30, 2011 (unaudited):

(in thousands)	Magnesium	Basic Materials	Consulting	Discontinued Operations	Consolidated
Revenues	$23,162	$20,188	$11,805	$-	$55,155
Revenues - related party	1,861	-	-	-	1,861
Total revenues	$25,023	$20,188	$11,805	$-	$57,016
Interest (expense) income	$(11)	$(112)	$4	$-	$(119)
Net (loss) income	$(334)	$81	$4,457	$-	$4,204
Segment assets	$67,834	$25,059	$37,480	$247	$130,620

For the nine months ended June 30, 2011 (unaudited):

(in thousands)	Magnesium	Basic Materials	Consulting	Discontinued Operations	Consolidated
Revenues	$67,109	$55,781	$18,698	$-	$141,588
Revenues - related party	3,465	-	-	-	3,465
Total revenues	$70,574	$55,781	$18,698	$-	$145,053
Interest (expense) income	$(10)	$(206)	$30	$-	$(186)
Net (loss) income	$(1,227)	$501	$8,080	$-	$7,354
Segment assets	$67,834	$25,059	$37,480	$247	$130,620

For the three months ended June 30, 2010 (unaudited):

(in thousands)	Magnesium	Basic Materials	Consulting	Discontinued Operations	Consolidated
Revenues	$12,364	$16,942	$682	$-	$29,988
Revenues - related party	1,957	-	-	-	1,957
Total revenues	$14,321	$16,942	$682	$-	$31,945
Interest (expense) income	$(2)	$(9)	$48	$-	$37
Net (loss) income	$(389)	$(294)	$(401)	$-	$(1,084)
Segment assets	$51,093	$17,247	$15,138	$247	$83,725

For the nine months ended June 30, 2010 (unaudited):

(in thousands)	Magnesium	Basic Materials	Consulting	Discontinued Operations	Consolidated
Revenues	$25,854	$42,693	$2,475	$-	$71,022
Revenues - related party	6,546	-	-		6,546
Total revenues	$32,400	$42,693	$2,475		$77,568
Interest income (expense)	$1	$(91)	$131		$41
Net (loss) income	$(618)	$(322)	$528		$(412)
Segment assets	$51,093	$17,247	$15,138	$247	$83,725

CHINA DIRECT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

NOTE 14 - FOREIGN OPERATIONS

As of June 30, 2011 and 2010 the majority of our revenues and assets are associated with subsidiaries located in the PRC.  Assets at June 30, 2011 and revenues for the three and nine months ended June 30, 2011 and 2010 were as follows (Unaudited):

    For three months ended June 30, 2011(unaudited):

	For three months ended June 30, 2011
(in thousands)	United States	People’s Republic of China	Total
Revenues	$14,098	$41,057	$55,155
Revenues – related party	-	1,861	1,861
Total revenues	$14,098	$42,918	$57,016
Identifiable assets at June 30, 2011	$47,898	$82,722	$130,620

For the nine months ended June 30, 2011(unaudited):

	For the nine months ended June 30, 2011
(in thousands)	United States	People’s Republic of China	Total
Revenues	$23,052	$118,536	$141,588
Revenues – related party	-	3,465	3,465
Total revenues	$23,052	$122,001	$145,053
Identifiable assets at June 30, 2011	$47,898	$82,722	$130,620

    For three months ended June 30, 2010 (unaudited):

	For three months ended June 30, 2010
(in thousands)	United States	People’s Republic of China	Discontinued Operations	Total
Revenues	$682	$29,306	$-	$29,988
Revenues – related party	-	1,957	-	1,957
Total revenues	$682	$31,263	$-	$31,945
Identifiable assets at June 30, 2010	$15,746	$67,732	$247	$83,725

     For the nine months ended June 30, 2010 (unaudited):

	For the nine months ended June 30, 2010
(in thousands)	United States	People’s Republic of China	Discontinued Operations	Total
Revenues	$2,475	$68,546	$-	$71,021
Revenues – related party	-	6,546	-	6,546
Total revenues	$2,475	$75,092	$-	$77,567
Identifiable assets at June 30, 2010	$15,746	$67,732	$247	$83,725

The discontinued operations columns in the tables above include our investment in CDI Magnesium which is displayed as a reconciliation item.  See Note 16 - Discontinued Operations in the notes to our financial statements include in our Form 10-K for the fiscal year ended September 30, 2010.

NOTE 15 – INCOME TAXES

Our income (loss) in the U.S. is subject to applicable U.S. Federal, State, and Local tax statues.  Our income (loss) in China is subject to taxation in the Peoples Republic of China concerning Foreign Investment Enterprises and Foreign Enterprises and local income tax laws (the “PRC Income Tax Laws). Pursuant to the PRC Income Tax Laws, unless special tax incentives are granted, all enterprises in China are subject to taxation at a statutory rate of 25%.  Our income in Brunei is exempt from Brunei Darussalam income tax.

CHINA DIRECT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

The components of income (loss) for the nine month periods ended June 30, 2011 and 2010 before income tax consisted of the following:

Description	June 30, 2011	June 30, 2010

U.S. Operations	$2,997,604	$(1,441,726)
China Operations	(1,749,557)	(967,226)
Brunei Operations	6,226,460	1,800,592
Total income (loss)	$7,474,507	$(608,360)

The tax expense for income taxes for the nine month periods ended June 30, 2011 and 2010 are composed of the following:

Description	June 30, 2011		June 30, 2010

Current:
Federal	$	$(48,978)	-
State		-	-
Chinese Operations		(71,741)	(62,302)
Total benefit		$(120,719)	$(62,302)
Deferred:
Federal		-	-
State		-	-
Total provision
Grand total	$	$(120,719)	$(62,302)

The table below summarizes the reconciliation of our income tax expense (benefit) computed at the federal statutory rate and the actual tax provision for the nine months ended June 30, 2011.

Description	June 30, 2011

Income tax expense provision at Federal statutory rate	$$2,616,077
State income tax expense, net of Federal (expense) benefit	269,082
Effect of reduced foreign income tax rates	(1,700,393)
Reduction of net operating loss carry forward	(1,064,047))
Income tax expense	$120,719

We have recorded a current Federal tax provision for an expected Alternative Minimum Tax liability for the nine months ended June 30, 2011.  We have recorded a current Chinese tax provision for Chinese income tax accrued for the nine months ended June 30, 2011.

The significant components of the Company’s net deferred tax assets and liabilities consisted of the following as of June 30, 2011 and 2010:

	June 30,
	2011	2010

Non-current tax assets and liabilities:
Net operating loss carry forwards	$2,798,188	$4,507,099
Valuation allowance	(2,798,188)	(4,507,099)
Net deferred tax assets	$-	$-

CHINA DIRECT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

U.S. GAAP requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management has determined that a full valuation allowance of approximately $2,798,226 and $4,507,009 against its net deferred taxes is necessary as of June 30, 2011 and 2010, respectively.  Therefore, our deferred tax asset is zero.

At June 30, 2011 and 2010, we had approximately $8,000,000 and $12,900,000 of U.S. net operating loss carry-forwards remaining, which will expire beginning in 2026. The IRS is currently auditing our consolidated income tax return for 2008. We expect the audit to be completed in the first quarter of 2012.

NOTE 16 - COMMITMENTS AND CONTINGENCIES

Pan Asia Magnesium

As discussed in Note 17, Subsequent Events, we have entered into a contract to sell our 51% interest in Pan Asia Magnesium (the “Pan Asia Interest”). We recorded an impairment charge encompassing the entire balance of our investment in Pan Asia Magnesium of $7,362,039 when we discontinued this operation on September 29, 2009. Our discontinuance of this operation was a result of a dispute with Shanxi Jinyang Coal and Coke Group Co., Ltd. (“Shanxi Jinyang”) and Ms. Runlian Tian, the noncontrolling shareholders of Pan Asia Magnesium, and its Chairman of the Board of Directors, Haixin Zhao.  If we are unable to complete the sale of the Pan Asia Interest, we will evaluate our other options related to our investment in Pan Asia Magnesium.  Although there can be no assurances, we believe that if we are able to complete the sale of our interest in Pan Asia Magnesium, it would lead to a resolution of any claims of ours and the noncontrolling shareholders of Pan Asia Magnesium have against the other.   See Note 17 – Subsequent Events.

NOTE 17 – SUBSEQUENT EVENTS

Effective on August 8, 2011, CDI China entered into a Stock Transfer Agreement (the “Agreement”) with Bloomgain Investment Limited, a British Virgin Islands company (“Bloomgain”), an unrelated party. Under the terms of the Agreement, CDI China agreed to sell its 51% ownership interest in Pan Asia Magnesium to Bloomgain for approximately $3,047,582.35 (RMB 20,000,000) payable in cash at closing. Bloomgain has deposited the purchase price of $3,047,582.35 with Citibank Hong Kong Branch as the escrow agent under the terms of the Agreement pending disbursement upon closing of the transaction. The Agreement was amended pursuant to Addendums I and II dated March 7, 2011, Addendum III dated June 23, 2011 and Addendum IV dated August 8, 2011.  Closing of the transaction is subject to various conditions as provided for in Section 4 of the Agreement, as amended, and includes completion of due diligence by Bloomgain, governmental approval of the transfer of the 51% ownership interest in Pan Asia Magnesium, issuance of a new business license and completion of various conditions set forth in Section III of Addendum I.  If the conditions set forth in Section 4.1 of the Agreement are not satisfied or waived by Bloomgain prior to September 15, 2011, Bloomgain may terminate the Agreement.

In conjunction with the Agreement, we have agreed that we will not pursue any legal actions regarding Pan Asia Magnesium and will release Mr. Zhao Haixin, Shanxi Jinyang Coal and Coke Group Co. Ltd. and Mrs. Runlian Tian from any future claims that may have resulted from our dispute with them regarding Pan Asia Magnesium.

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

We are currently on a fiscal year ending September 30. We have defined various periods that are covered in this report as follows:

•	“fiscal 2011” – October 1, 2010 through September 30, 2011
•	“second quarter of fiscal 2011” – January 1, 2011 through March 31, 2011
•	“third quarter of fiscal 2011” – April 1, 2011 through June 30, 2011
•	“nine month period ended June 30, 2011” – October 1, 2010 through June 30, 2011
•	“fiscal 2010” — October 1, 2009 through September 30, 2010.
•	“third quarter of fiscal 2010” – April 1, 2010 through June 30, 2010
•	“nine month period ended June 30, 2010” – October 1, 2009 through June 30, 2010

OVERVIEW OF OUR PERFORMANCE AND OPERATIONS
Our Business

We are a U.S. based company that sources, produces and distributes industrial commodities in China and the Americas. We also provide business and financial consulting services to public and private companies primarily operating in China. We operate in three identifiable segments, Magnesium, Basic Materials, and Consulting, in accordance with ASC Topic 280, “Disclosure about segments of an Enterprise and Related Information”. We established our Magnesium and Basic Materials segments in China beginning in 2006 and have grown through acquisitions of controlling interests in Chinese private companies. We consolidate these acquisitions as either our wholly or majority owned subsidiaries. Through our U.S. based industrial commodities business, established in 2009, we source, finance, manage logistics, and sell industrial commodities from North and South America for ultimate distribution in China.

As of June 30, 2011, our Magnesium segment represents our largest segment by assets and revenues. We manufacture and sell pure magnesium and related by-products. We also purchase and resell magnesium products manufactured by third parties. Magnesium is the lightest and strongest of the structural metals; it is one fourth the weight of steel, two fifths the weight of titanium and two thirds the weight of aluminum. Magnesium is used in a variety of markets and applications due to the physical and mechanical properties of the element and its alloys. Magnesium ingots are the feedstock for the manufacturing process of titanium and aluminum alloying. Magnesium powder and granules are used as a desulphurizer that removes sulfur in the production process of steel. Also, various types of magnesium alloys which are produced from the pure magnesium ingots we make are used in aircraft, automobile parts, and in electronic equipment such as computers, cameras and cellular phones.  In August, 2011 we agreed to sell our 51% ownership interest in Pan Asia Magnesium Bloomgain Investment Limited, a British Virgin Islands company (“Bloomgain”), an unrelated party for approximately $3,047,582.35 (RMB 20,000,000) payable in cash at closing. Closing of the transaction is subject to various conditions and includes completion of due diligence by Bloomgain, governmental approval of the transfer of the 51% ownership interest in Pan Asia Magnesium, issuance of a new business license and completion of other conditions provided for in the agreement which must satisfied or waived by Bloomgain prior to September 15, 2011.

Our Basic Materials segment engages in the sale and distribution of basic resources within China and the global purchase and sale of industrial commodities which includes mineral ores and non-ferrous metals. In this segment we sell and distribute a variety of products in China including (i) industrial grade synthetic chemicals, (ii) steel products (iii) nonferrous metals, and (iv) recycled materials. Additionally, within this segment we hold the rights to mining properties which we are seeking to sell.

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

Our Performance

 We experienced the continued revenue growth for the third quarter of fiscal 2011 compared to the same period of fiscal 2010. Revenues in the third quarter of fiscal 2011 totaled $57.0 million, an increase of $25.1 million or 78.5%, compared to the same period of fiscal 2010, as a result of an increase in revenues across all of our business segments, including $11.1 million within our Consulting segment, $10.7 million within our Magnesium segment, and $3.3 million within our Basic Materials segment. The revenue increase in our Consulting segment was primarily driven by higher fees earned for consulting services we provided to two new clients. The revenue increase in our Magnesium segment was primarily driven by a 51.6% increase in sales volume and a 10.3% increase in our average sales price per metric ton compared to the prior period in fiscal 2010. The revenue increase in our Basic Materials segment was a result of $2.3 million in revenues generated from our U.S. based industrial commodities business, and an increase of $2.3 million from sales of specialty industrial chemicals, partially offset by a reduction of $1.3 million in sales of steel products and related construction materials due to a reduction in customer orders related to a slowing in China’s urban infrastructure expansion.

Operating income for our third quarter of fiscal 2011 totaled $4.6 million as compared to an operating loss of $1.3 million in the third quarter of fiscal 2010; and our net income for the third quarter of fiscal 2011 totaled $4.2 million compared to net loss of $1.3 million in the third quarter of fiscal 2010. Our operations in the third quarter of fiscal 2011 resulted in income of $0.11 per basic and diluted share as compared to a loss of $0.04 per basic and diluted share in the third quarter of fiscal 2010. We recorded income of $0.20 per basic and diluted share in the nine month period ended June 30, 2011 compared to net loss of $0.02 per basic and diluted share in the same period of fiscal 2010.

Our Magnesium segment sold and distributed 9,049 metric tons of magnesium, including 1,051 metric tons of magnesium powder, generating revenues of $25.0 million in the third quarter of fiscal 2011, compared to the sales and distribution of 5,967 metric tons on revenues of $14.3 million in the same period of fiscal 2010, an increase of $10.7 million, or 74.7%. Our Basic Materials segment generated revenues of $20.2 million in the third quarter of fiscal 2011 compared to $16.9 million in the same period of fiscal 2010, an increase of $3.3 million, or 19.2%. And, finally, our Consulting segment generated revenues of $11.8 million in the third quarter of fiscal 2011 compared to $0.7 million in the same period of fiscal 2010, an increase of $11.1 million.

Our gross profit in the third quarter of fiscal 2011 totaled $7.6 million, an increase of $5.6 million, or 285.5%, compared to the same period in fiscal 2010. Our gross margins increased to 13.3% in the third quarter of fiscal 2011 as compared to 6.1% in the same period of fiscal 2010, primarily as a result of an increase of $5.2 million in gross profit within our Consulting segment, an increase of $0.4 million in gross profit or 1.3 percentage points in gross margins within our Basic Materials segment, partially offset by a decrease 1.7 percentage points in gross margins within our Magnesium segment. Gross margins in our magnesium segment were negatively affected by higher depreciation costs associated with our July 2010 acquisition of Ruiming Magnesium,  low utilization rates at our recently restarted production facilities as well as higher energy and higher labor costs partially offset by an increase in both average unit pricing and shipping volumes. The improved gross margins within our Consultant segment was primarily attributable to an increase in fees associated with consulting services we provided to a new client, partially offset by costs associated with those services.

Selling, general and administrative expenses decreased $0.3 million or 9.0% in the third quarter of fiscal 2011 compared to the same period of fiscal 2010, primarily due to a reduction of $0.3 million in selling related expenses within our Magnesium segment, and $0.1 million in general and administrative expenses within our Consulting segment, partially offset by an increase of $0.1 million in selling expenses related to specialty industrial chemicals within our Basic Materials segment.

Our Outlook

For the remainder of fiscal 2011, we intend to continue to grow our magnesium production internally and through strategic acquisitions as the global demand for magnesium products improves. We also intend expand the operations of our U.S. based industrial commodities business to meet current market demand and to streamline our other PRC based subsidiaries. At June 30, 2011 we had $56.6 million of working capital including $10.3 million in cash and cash equivalents. While this amount is believed sufficient to meet our current operating cash needs, we expect to finance our acquisitions and operations through a combination of issuance of additional shares of our common stock, borrowings and cash flow from operations.

Magnesium segment. Our average magnesium ingot sales price on an ex-works basis during the third quarter of fiscal 2011 was approximately $2,765 per metric ton. This price improved from the average price of $2,639 per metric ton in the second quarter of fiscal 2011, and was up approximately 10.3% from the average price of $2,400 per metric ton in the third quarter of fiscal 2010. Our sales volume in the third quarter of fiscal 2011 increased at a rate of 51.6% compared to the same period of fiscal 2010. These trends reflect our belief that as worldwide demand accelerates, prices will begin to rise in response.  In addition, we believe that demand from the global aerospace, automotive and consumer electronics sectors will fuel additional demand for magnesium ingots and other lightweight metals that are made with magnesium.

In anticipation of continuing increases in worldwide demand for our magnesium products we completed an upgrade of our Baotou Changxin Magnesium facility to utilize as fuel for its furnaces either more energy efficient waste gas produced by nearby coke generating plants or gas supplied by our own coal fueled generators. We commenced the start-up of this facility in April 2011 and commenced production in the middle of the third quarter of fiscal 2011. This facility has an annual production capacity of 24,000 metric tons. In May, 2011, we acquired the remaining 48% interest in Golden Magnesium making it a wholly owned subsidiary. This facility has annual production capacity to produce 12,000 metric tons. Furthermore, as part of our ongoing consolidation plan, we are in the late stage negotiations and completion of due diligence to acquire two additional magnesium production facilities that would add an additional 32,000 metric tons of annual magnesium production to this segment.

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

Basic Materials Segment. In the third quarter of fiscal 2011 total revenues of specialty industrial chemical sales increased $2.3 million, or 20.8%, with an increase of 2.4 percentage points in gross margins, and $2.3 million in iron ores sales, partially offset by a decrease of $1.3 million in construction-related steel product sales coupled with a decrease of 1.3 percentage points in gross margins due to a reduction in customer orders related to a slowing in China’s urban infrastructure expansion. In the third quarter of fiscal 2011, we sold $2.3 million of iron ore to China from our Mexican supplier and we expect to make additional shipments of iron ore from Mexico as well as South America in the fourth quarter of fiscal 2011 and into fiscal 2012. We believe that our efforts in securing new sources of supply in our industrial commodities business will lead to further sales increase within this segment in the coming quarters.

We continue to evaluate strategic alternatives for our zinc ore mine and development stage aluminum recycling business including the partial or full sale of our interest in these businesses. Presently we do not have a timetable for when or if these businesses will be sold.

Consulting Segment. In the third quarter of fiscal 2011 total revenues from our Consulting segment increased $11.1 million, primarily due to higher fees we earned from consulting and advisory services we provided to a new client company. Management believes that the demand for our business and financial consulting services from China’s small and medium sized private companies will increase during the balance of fiscal 2011 and into 2012 as more companies seek to access the U.S. equity markets. We have been actively marketing our advisory services in China and expect to add new consulting clients and complete additional transactions through these enhanced marketing efforts coupled with increases in demand. We will particularly focus our efforts on those companies with potential for growth and profitability which are in need of business development expertise and capital. These efforts include sponsoring trade symposiums, investment forums, and forming strategic alliances with the industry and trade associations under the auspices of the Chinese Government, such as the China Private Enterprises Association, to introduce the U.S. equity market and its advantages to potential clients in China.

In addition to potential transaction fees, we also anticipate receiving additional client fees generated from our ongoing annual service contracts. Management expects that revenues from transactional and activity–based fees from our existing clients and our current pipeline of prospects will be sufficient to support our advisory operations in the U.S. throughout the remainder of fiscal 2011 and beyond. Overall, Management foresees our Consulting segment will remain an important revenue and earnings driver for our future growth in the years to come.

RESULTS OF OPERATIONS

The results discussed below are for the three and nine month periods ended June 30, 2011 and 2010.  For comparative purposes, we are comparing the three and nine month periods ended March 31, 2011 to the three and nine month periods ended June 30, 2010.

Consolidated revenues and operating expenses by segment during the three and nine month periods ended June 30, 2011 and 2010 are as follows:

Consolidated Revenues

	For the Three Months Ended June 30,
	2011		2010
(Dollars in thousands)	Unaudited		Unaudited
	Revenues	% of Revenues	Revenues	% of Revenues	% increase (decrease)
Magnesium segment	$25,023	44%	14,321	45%	75%
Basic materials segment	20,188	35%	16,942	53%	19%
Consulting segment	11,805	21%	682	2%	1,631%
Total consolidated	$57,016	100%	31,945	100%	79%

	For the Nine Months Ended June 30,
	2011		2010
(Dollars in thousands)	Unaudited		Unaudited
	Revenues	% of Revenues	Revenues	% of Revenues	% increase (decrease)
Magnesium segment	$70,574	49%	32,400	42%	118%
Basic materials segment	55,781	38%	42,693	55%	31%
Consulting segment	18,698	13%	2,475	3%	655%
Total consolidated	$145,053	100%	77,568	100%	87%

     Total consolidated revenues during the third quarter of fiscal 2011 amounted to $57.0 million, an increase of $25.1 million, 78.5% compared to the three months ended June 30, 2010. This revenue increase affected all of our segments, including increases in revenues of $11.1 million within our Consulting segment, $10.7 million within our Magnesium segment, and $3.3 million within our Basic Materials segment. Total consolidated revenues for the first nine months of fiscal 2011 amounted to $145.1 million compared to $77.6 million for the same period of fiscal 2010.

Consolidated Operating Income and Expenses

	For the Three Months Ended June 30,
	2011		2010
(Dollars in thousands)	Unaudited		Unaudited
	Amount	% of Revenues	Amount	% of Revenues	% increase(decrease)
Revenues	$57,016	100%	31,945	100%	79%
Cost of revenues	49,458	87%	29,985	94%	65%
Gross profit	7,558	13%	1,960	6%	286%
Net operating expenses	3,004	5%	3,304	10%	9%
Operating Income (loss)	$4,554	8%	(1,344)	(4)%
..

	For the Nine Months Ended June 30,
	2011		2010
(Dollars in thousands)	Unaudited		Unaudited
	Amount	% of Revenues	Amount	% of Revenues	% increase (decrease)
Revenues	$145,053	100%	77,568	100%	87%
Cost of revenues	127,739	88%	71,789	93%	78%
Gross profit	17,314	12%	5,779	7%	200%
Net operating expenses	9,360	7%	8,567	11%	9%
Operating Income (loss)	$7,954	5%	(2,788)	(4)%	%

Consolidated Operating Income and Expenses

	For the Three Months Ended June 30,
	2011		2010
(Dollars in thousands)	Unaudited		Unaudited
	Amount	% of Revenues	Amount	% of Revenues	% increase (decrease)
Revenues	$57,016	100%	31,945	100%	79%
Cost of revenues	49,458	87%	29,985	94%	65%
Gross profit	7,558	13%	1,960	6%	286%
Net operating expenses	3,004	5%	3,304	10%	9%
Operating Income (loss)	$4,554	8%	(1,344)	(4)%	%

	For the Nine Months Ended June 30,
	2011		2010
(Dollars in thousands)	Unaudited		Unaudited
	Amount	% of Revenues	Amount	% of Revenues	% increase (decrease)
Revenues	$145,053	100%	77,568	100%	87%
Cost of revenues	127,739	88%	71,789	93%	78%
Gross profit	17,314	12%	5,779	7%	200%
Net operating expenses	9,360	7%	8,567	11%	9%
Operating Income (loss)	$7,954	6%	(2,788)	(4)%	%

Total consolidated operating income for the third quarter of fiscal 2011 amounted to $4.6 million compared to a consolidated operating loss of $1.3 million in the same period of fiscal 2010. This increase was primarily attributable to an increase of $25.1 million in total revenues and $5.6 million in gross profit, which was further aided by a reduction of $0.3 million in our selling, general and administrative expenses. Total consolidated operating income for the nine month period ended June 30, 2011 amounted to $8.0 million compared to a total operating loss of $2.8 million for the same period of fiscal 2010. This improvement in our consolidated operating results was primarily due to an increase of $67.5 million in total revenues, $11.5 million in gross profit, partially offset by an increase of $0.8 million in net operating expenses.

Cost of revenues for the third quarter of fiscal 2011 totaled $49.5 million, an increase of 64.9% compared to the same period of fiscal 2010 primarily as a result of an increase of 78.5% in sales revenues and higher overall input costs. Cost of revenues for the nine month period ended June 30, 2011 totaled $127.7 million, an increase of   77.9% compared to the same period of fiscal 2010, primarily due to a 87.0% increase in consolidated revenues.

   Gross profit for the third quarter of fiscal 2011 increased $5.6 million, or a gross margin of 13.3% compared to a gross margin of 6.1% in the same period of fiscal 2010. The increase in both gross profit and gross margins was primarily due to an $11.1 million gross profit increase attributable to our Consulting segment, and a 1.3 percentage point gross margin improvement within our Basic Materials segment, partially offset by a 1.8 percentage point gross margin decrease within our Magnesium segment. The lower gross margins reflected within our magnesium segment was due to a shift in sales mix from magnesium we produced to distribution sales. Our gross profit for the nine month period ended June 30, 2011 increased $11.5 million, or a gross margin of 11.9% compared to 7.4% in the same period of fiscal 2010. This increase in both gross profit and gross margin was primarily attributable to an increase in consolidated sales revenues across all of our market segments, higher gross profit attributable to our Consulting segment, and higher gross margins attributable to our Basic Materials, partially offset by a 0.7 percentage point gross margin decrease within our Magnesium segment.

Net operating expenses for the third quarter of fiscal 2011 totaled $3.0 million, an increase of 9.0% compared to the same period of fiscal 2010 due to a $0.3 million decrease in selling expenses within our Magnesium segment, and a $0.1 million decrease in general and administrative expenses within our Consulting segment, partially offset by a $0.1 million increase in selling expenses within our Basic Materials segment.

Segment Information

 A summary of our operating results, by segment, for the three and nine month periods ended June 30, 2011 and 2010 is as follows:

Magnesium Segment Operating Results

Revenues –magnesium segment revenues for the third quarter of fiscal 2011 increased $10.7 million or 74.7% compared to the same period of fiscal 2010. We sold approximately 9,049 metric tons of magnesium at an average selling price of $2,765 per metric ton in the third quarter of fiscal 2011 compared to 5,967 metric tons of magnesium at an average selling price of $2,400 per metric ton in the same period of fiscal 2010. Total segment revenues for the nine month period ended June 30, 2011 increased $38.2 million, or an increase of 117.8% compared to the same period of fiscal 2010. These increases were primarily due to a 99% increase in sales volumes, including 1,051 metric tons of  magnesium powder sold by Ruiming Magnesium which we acquired in July 2010, and an 11.1% increase in our average sales price per metric ton over the same period of fiscal 2010.

Revenues – Related Party for the third quarter of fiscal 2011 decreased $0.1 million or 4.9% compared to the same period of fiscal 2010. And, Revenues – Related Party for the nine month period ended June 30, 2011 decreased $3.1 million or 47.1% compared to the same period of fiscal 2010. These decreases were primarily a result of our efforts to align end customer sales with producing entities.

Gross Profit – Gross profit for the third quarter of fiscal 2011 remained flat at $0.6 million, with a gross margin of 2.5%, a decrease of 1.8 percentage points compared to 4.3% in the same period of fiscal 2010. The decrease in gross margins was mainly attributable to $0.9 million in depreciation expenses associated with our July 2010 acquisition of Ruiming Magnesium and low utilization rates as we restarted production at previously idled facilities, an increase of $0.6 million compared to the third quarter of fiscal 2010. Prior to inclusion of depreciation expenses, our gross margins were 6.0% for the third quarter of fiscal 2011, a decrease of 0.3 percentage points compared to 6.3% in the same period in fiscal 2010. Gross margins were also negatively impacted, to a lesser extent, by higher energy and labor costs.

Gross profit for the nine month period ended June 30, 2011 increased $0.3 million. The increase in gross profit was primarily a result of an increase in revenues. Gross margins were 2.5% or a decrease of 1.8% compared to 4.3% in the same period of fiscal 2010. The decrease in gross margins was primarily a result of depreciation expenses associated with our July 2010 acquisition of Ruiming Magnesium and low utilization rates as we restarted production at previously idled facilities increasing depreciation by $1.1 million to $1.9 million as well as a $33.3 million increase in lower margin revenues from distribution sales, reflecting a shift in our sales mix due to production limitations caused by the lingering effects of government imposed power restrictions during the first six months of fiscal 2011. Prior to inclusion of depreciation, our gross margins decreased to 4.9% for the nine month period of fiscal 2011, a decrease of 1.7 percentage points compared to 6.6% in the same period in fiscal 2010.

Operating Expenses – Segment operating expenses for the third quarter of fiscal 2011 decreased $0.3 million, with operating expenses which amounted to 3.0% of our total revenues compared to 7.1% in the same period of fiscal 2010. This decrease was primarily due to a $0.3 million decrease in selling related expenses while general and administrative expenses remained flat. Operating expenses for the nine month period ended June 30, 2011 totaled $2.8 million, an increase of $1.0 million compared to the same period of fiscal 2010 as a result of an increase of $1.4 million in payroll, utilities, maintenance and other operating related expenses and $0.3 million in depreciation expense, partially offset by a cost recovery of $0.5 million in previously expensed process fees from certain key customers.  Depreciation expense totaled $1.2 million for the nine month period ended June 30, 2011 as compared to $0.9 million in the same period in fiscal 2010.

Basic Materials Segment Operating Results

Revenues – Basic materials segment revenues for the third quarter of fiscal 2011 totaled $20.2 million, an increase of 19.2% compared to the same period of fiscal 2010. This increase was primarily a result of $2.3 million in iron ore sales, an increase of $2.3 in revenues from specialty industrial chemical distribution sales, partially offset by a sales decrease of $1.3 million of construction related steel products due to a reduction in customer orders related to a slowing in China’s urban infrastructure expansion. Segment revenues for the nine month period ended June 30, 2011 totaled $55.8 million, an increase of 30.7% compared to the same period of fiscal 2010. This increase was primarily a result of a revenue increase of $5.0 million in sales of specialty industrial chemicals in China and $3.8 million in construction related steel products, and partially aided by $4.3 million in sales of iron ore.

Gross Profit – Gross profit for the third quarter of fiscal 2011 increased $0.4 million, with a gross margin of 6.0% compared to 4.7% in the same period of fiscal 2010. These increases were primarily due to an increase of 19.2% in segment revenues versus an increase of 17.5% in cost of revenues and included $2.3 million in higher margin iron ore sales, and a 2.4 percentage point margin increase from our specialty chemical distribution, partially offset by a (1.3) percentage point margin decrease from our construction related steel distribution in China. Gross profit for the nine month period ended June 30, 2011 was $3.4 million, an increase of 48% compared to the $2.3 million in gross profit recorded in the same period in fiscal 2010, due to increased revenue from sales of specialty industrial chemicals, construction related steel products and the commencement of sales from our industrial commodities business. Gross margins the nine month period ended June 30, 2011 were 6.1%, a percentage point improvement 0.7 percentage point increase compared to the same period in fiscal 2010. The increase in gross margins was primarily due to higher margin iron ore sales.

Operating Expenses –Operating expenses for the third quarter of fiscal 2011 increased $0.1 million, with net operating expenses amounting to 5.0% of our total basic materials segment revenues compared to 5.4% in the same period of fiscal 2010. This increase in expenses was primarily a result of an increase of $0.1 million in selling and marketing related expenses for our specialty industrial chemical distribution. Operating expenses for the nine month period increased $0.6 million, with net operating expenses amounting to 4.8% of our total basic materials segment revenues compared to of 5.0% in the same period of fiscal 2010.  The increase in expenses was due to $0.3 million and $0.2 million in selling expenses from our construction related steel products and specialty chemicals businesses, respectively.

Consulting Segment Operating Results

Revenues – Consulting segment revenues for the third quarter of fiscal 2011 increased $11.1 million compared to the same period of fiscal 2010. In addition, consulting segment revenues for the first nine months of fiscal 2011 increased $16.2 million compared to the same period of fiscal 2010. These increases were primarily attributable to $18.1 million in fees we earned for consulting services provided to two new client companies, partially offset by a reduction in fees due to the expiration of a client services contract.

Gross Profit – Gross profit for the third quarter of fiscal 2011 increased $5.2 million with a gross margin of 48.4% compared to 80.1% in same period of fiscal 2010. The gross profit increase was primarily due to an increase of $11.1 million in consulting service revenues.  The decrease in the gross margin is primarily due to $6.0 million in costs associated with transactional business completed in the third quarter of fiscal 2011. Gross profit for the first nine months of fiscal 2011 increased $10.0 million compared to the same period of fiscal 2010, primarily due to an increase of $16.2 million in consulting service revenues provided to two new client companies, partially offset by a reduction in fees due to the expiration of a client service contract.

       Operating Expenses –Operating expenses consisted of both U.S. and China based consulting related general and administrative expenses as well as operating and related expenses for our U.S.-based corporate head-office. Operating expenses for the third quarter of fiscal 2011 decreased $0.1 million and for the nine month period ended June 30, 2011 decreased $0.8 million. These decreases were primarily a result of a decrease of $0.8 million in general and administrative expenses, which included a reduction of $0.6 million in stock-based compensation and $0.2 million in consulting expenses.

Net operating expenses for the third quarter of fiscal 2011 totaled $3.0 million, an increase of 9.0% compared to the same period of fiscal 2010 due to a $0.3 million decrease in selling expenses within our Magnesium segment, and a $0.1 million decrease in general and administrative expenses within our Consulting segment, partially offset by a $0.1 million increase in selling expenses within our Basic Materials segment.

Income Tax Expense

Income tax expenses for the third quarter of fiscal 2011 totaled $53,078, or an increase of $45,700 compared to the same period of fiscal 2010. This increase was primarily a result of an increase of $24,547 in income tax expenses due to an increase of taxable income attributable to our Basic Materials segment, $13,978 in alternative minimum tax (net of the deferred tax assets) paid within our Consulting segment, and $7,175 in tax expenses for taxable income and minimum tax obligations incurred at one of our China-based magnesium production facility and Taiyuan representative offices within our Magnesium segment. Income tax expenses for the nine month period ended June 30, 2011 totaled $120,719 compared to $62,302 in the same period of fiscal 2010.

Net Income (Loss)

Net income for the third quarter of fiscal 2011 totaled $4.2 million compared to a net loss of $1.3 million in the same period of fiscal 2010. Our net income was primarily a result of an increase in $25.1 million in total revenues, and $5.6 million in gross profit, including an increase of $5.2 million and $0.4 million attributable from our Consulting segment and Basic Materials segment, respectively; a reduction of $0.3 million in net operating expenses, partially offset by an increase of $0.3 million in total other expenses. Net income for the nine month period ended June 30, 2011 totaled $7.4 million compared to net loss of $0.7 million in the same period of fiscal 2010. This increase was primarily a result of higher margined consulting fees we received within our Consulting segment and iron ore sales revenues within our basic materials segment.

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

As a result of these translations, we reported a foreign currency translation loss of $0.2 million for the third quarter of fiscal 2011 compared to a foreign currency translation gain of $0.2 million in the same period of fiscal 2010. We reported a foreign currency translation gain of $1.4 million for the nine month period ended June 30, 2011 compared to a foreign currency translation gain of $0.4 million in the same period of fiscal 2010. This non-cash gain (loss) had the effect of increasing or decreasing our reported comprehensive income. See “Note 3 - Comprehensive Income” included in the Notes to our unaudited consolidated financial statements appearing elsewhere in this report.

Unrealized Gain (Loss) on Marketable Securities Available for Sale, Net of Income Tax

The unrealized gain on changes in fair value of marketable securities available-for-sale, net of income taxes, for the third quarter of fiscal 2011 totaled $6.4 million compared to an unrealized loss of $0.4 million in the same period of fiscal 2010. The unrealized gain on changes in fair value of marketable securities available-for-sale, net of income taxes, for the nine month period ended June 30, 2011 totaled $10.8 million compared to an unrealized loss of $0.8 million in the same period of fiscal 2010. These changes reflect any increase or decrease in the fair market value (FMV) of securities received from our client companies for consulting services.

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

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash. As of June 30, 2011 our working capital totaled $56.6 million compared to $30.3 million as of September 30, 2010.  We rely upon cash generated from our operations, advances from related parties, capital raised through equity sales to fund our operations and borrowings. Our cash balance as of June 30, 2011 totaled $10.3 million, an increase of $0.2 million compared to the balance at September 30, 2010, primarily as a result of an increase of $3.9 million in net proceeds from sales of our common stock, and $1.7 million in capital contribution from noncontrolling interest owners, partially offset by $5.0 million cash used in operating activities.

As part of our ongoing Magnesium segment consolidation plan, in May 2011, we acquired the remaining 48% noncontrolling interest in Golden Magnesium, a production facility for RMB 39,659,400 (approximately $6.1 million)  payable by way of issuance of 4,879,280 shares of our unregistered common stock, valued at $1.25 per share. In addition, we are in the late stage negotiations and completion of due diligence to acquire two additional magnesium production facilities that would add an additional 32,000 metric tons of annual magnesium production to this segment.  These magnesium facilities are owned or controlled by Yuwei Huang, an executive officer and director of our company and Kong Tung, a director of our company.

In all likelihood, our contemplated acquisitions and the continued implementation of our business model, which includes providing investment capital to augment the growth of our subsidiaries and the operation of our industrial commodities business, will require additional capital through borrowings and/or the issuance of additional shares of our common stock.

While we do not anticipate any difficulties in borrowing or raising the additional capital as needed, we do not presently have any firm commitment from any third parties and it is possible that we may not be able to raise the capital upon terms acceptable to us.  In that event, we would be forced to postpone certain of our expansion plans until the capital markets are more readily accessible.

The following table provides certain selected balance sheet comparisons between June 30, 2011 and September 30, 2010:

(Amounts in thousands)	June 30, 2011	September 30, 2010	Increase / (decrease)	% Increase / (decrease)
	Unaudited
Cash	$10,264	$10,111	$153	2%
Marketable securities	19,693	2,221	17,472	787%
Accounts and notes receivable, net	25,888	15,236	10,652	70%
Accounts receivable – related party	9,050	7,680	1,370	18%
Inventories, net	12,138	6,373	5,765	91%
Prepaid expenses and other assets	12,491	8,552	3,939	46%
Total current assets	91,140	55,989	35,151	63%
Property and equipment, net	36,820	37,512	(692)	(2)%
Total assets	130,620	95,862	34,758	36%

Accounts payable and accrued expenses	20,516	11,251	9,265	82%
Accounts and other payable – related party	5,083	3,974	1,109	28%
Advances from customers	3,217	2,797	420	15%
Other payables	2,398	1,074	1,324	123%
Loans payable – short terms	2,682	5,614	(2,932)	(52)%
Total current liabilities	$34,551	$25,667	$8,884	35%

We maintain cash balances in the United States and China. At June 30, 2011 and September 30, 2010, bank deposits by geographic area, were as follows:

Country	June 30, 2011		September 30, 2010
	Unaudited
United States	$4,398	43%	$4,851,329	48%
China	5,866	57%	5,259,489	52%
Total cash and cash equivalents	$10,264	100%	$10,110,818	100%

 As of June 30, 2011, a substantial portion of our cash balance, 57%, was in the form of RMB held in bank accounts at financial institutions located in the PRC. Cash held in banks in the PRC is not insured. The value of cash on deposit in China of $5.9 million at June 30, 2011 has been converted based on the exchange rate as of June 30, 2011. In 1996, the Chinese government introduced regulations, which relaxed restrictions on the conversion of the RMB; however restrictions still remain, including but not limited to restrictions on foreign invested entities. Foreign invested entities may only buy, sell or remit foreign currencies after providing valid commercial documents at only those banks authorized to conduct foreign exchanges. Furthermore, the conversion of RMB for capital account items, including direct investments and loans, is subject to PRC government approval. Chinese entities are required to establish and maintain separate foreign exchange accounts for capital account items. We cannot be certain Chinese regulatory authorities will not impose more stringent restrictions on the convertibility and outflow of RMB, especially with respect to foreign exchange transactions. Accordingly, cash on deposit in banks in the PRC is not readily deployable by us for purposes outside of China.

Current assets as of June 30, 2011 totaled $91.1 million, an increase of 62.8%, compared to September 30, 2010. This increase was primarily a result of an increase of $17.5 million in our net investment in marketable securities available-for-sale, derived mainly from consulting services fees we received from two new clients, after adjustments on changes in fair values; a net increase of $10.7 million in accounts and notes receivable, and a net increase of $5.8 million in inventories, and 3.9 million in prepaid expenses and other current assets, partially offset by a decrease of $4.0 million in restricted cash due to the early retirement of a short-term loan within our Basic Materials segment.

A summary of total assets by segment at June 30, 2011 and at September 30, 2010 is as follows:

(Amounts in thousands)	June 30, 2011	September 30, 2010
	Unaudited
Magnesium segment	$67,834	$62,415
Basic Materials segment	25,059	22,988
Consulting segment	37,480	10,212
Discontinued Operations	247	247
Total	$130,620	$95,862

The following table provides detail of selected balance sheet items by segment as of June 30, 2011:

	Magnesium	Basic Materials	Consulting	Discontinued Operations	Consolidated
	Unaudited
Accounts and notes receivable	$2,204	12,171	11,513	-	25,888
Investment in marketable securities available for sale	-	-	19,693	-	19,693
Accounts and other receivable – related party	7,494	1,556	-	-	9,050
Inventories, net	9,026	3,112	-	-	12,138
Prepaid expenses and other current assets	8,603	1,656	2,232	-	12,491
Total current assets	32,090	21,707	37,292	51	91,140
	-	-	-	-	-
Accounts payable and accrued expenses	7,774	6,286	6,455	-	20,515
Loans payable – short term	-	-	-	-	-
Accounts and other payable – related party	1,269	637	3,177	-	5,083
Advances from customers and deferred revenues	1,706	971	540	-	3,217
Other Payable	141	2,243	14	-	2,398
Total current liabilities	$10,935	12,845	10,771	-	34,551

Our total assets increased by $34.8 million as of June 30, 2011 compared to September 30, 2010.  Magnesium segment total assets increased by $5.4 million as of June 30, 2011 compared to September 30, 2010 primarily as the result of an increase of $4.8 million in inventories, $4.6 million in advance to suppliers, $1.9 million in cash and cash equivalent, $1.8 million in other receivables, and $1.4 million in other receivables – related party, partially offset by a decrease of $4.3 million in accounts receivable, and $4.0 million in prepaid expenses. Basic Material segment total assets increased by $2.1 million as of June 30, 2011 compared to September 30, 2010, primarily as the result of an increase of $4.4 million in accounts receivable, $1.1 million in restricted cash – current portion, $1.0 million in advance to suppliers, and $0.8 million in inventories, partially offset by a decrease of $5.1 million in non-current restricted cash. Consulting segment total assets increased by $27.3 million as of June 30, 2011 compared to September 30, 2010, primarily as the result of an increase of $17.5 million in our investment in marketable securities available-for-sale, $11.4 million in accounts receivable, partially offset by a decrease of $1.8 million in cash.

Inventories as of June 30, 2011 totaled $12.1 million, an increase of $5.7 million compared to September 30, 2010, primarily due to an increase of $4.9 million and $0.8 million within our Magnesium segment and Basic Materials segment, respectively.

Prepaid expenses and other current assets consist of prepayments to vendors for inventory, other receivables, loans receivable, VAT tax refunds, and security deposits.  Prepaid expenses and other current assets as of June 30, 2011 totaled $12.5 million, an increase of $3.9 million compared to September 30, 2010, primarily due to an increase of $4.6 million in advance to suppliers and $1.8 million in other receivables within our Magnesium segment, and an increase of $1.0 million in advance to suppliers and $0.2 million in other receivables within our Basic Materials segment, partially offset by a decrease of $4.0 million in prepaid expenses.

Accounts and other receivables – related party consists of accounts receivable – related party, advance to suppliers – related party, other receivables - related party and loan receivables – related party, covering trade receivables, cash advance for inventories, and working capital loans extended to the related parties in the ordinary course of business. Accounts and other receivables – related party as of June 30, 2011 totaled $9.1 million, an increase of $1.4 million or 17.8% compared to September 30, 2010, primarily due to an increase of $1.4 million in other receivables – related party within our Magnesium segment.

Accounts payable and accrued expenses represent payables associated with the general operation of each segment. Accounts payable and accrued expenses as of June 30, 2011 totaled $20.5 million, an increase of $9.3 million compared to September 30, 2011.

Accounts and other payable – related party represent payables owed to related parties for transactions occurring in the ordinary course of business or for working capital advances. Accounts and other payable – related party as of June 30, 2011 totaled $5.1 million, an increase of $1.1 million compared to September 30, 2010, primarily due to an increase of $0.8 million in accounts payable – related party and $0.4 million in other payable – related party within our Magnesium segment, an increase of $0.6 million in loan payable – related party within our Basic Materials segment, partially offset by a decrease of $0.7 million in other payable – within our Consulting segment.

Advances from customers and deferred revenues represent prepayments for products or services, which have not yet been shipped or provided. Advances from customers as of June 30, 2011 totaled $3.2 million, an increase of $0.4 million compared to September 30, 2010. Deferred revenues represents considerations received for products and services yet to be rendered. We carried $0.5 million in deferred revenues as of June 30, 2011 within our Consulting segment compared to $0.1 million as of September 30, 2010.

Consolidated Statement of Cash Flows

Our net cash increase totaled $0.2 million, including $6.6 million provided by financing activities, and $1.1 million provided by a positive effect of exchange rate on cash, partially offset by $5.8 million used in operating activities, and $1.7 million used in investing activities.

Cash Provided by (Used in) Operating Activities

Cash used in operating activities for the nine month period ended June 30, 2011 totaled $5.8 million, primarily comprised of $18.2 million as a non-cash adjustment to net income for marketable securities available for sale we received for our consulting services, a decrease of $5.8 million used for inventories, and $4.0 million used for prepaid expenses and other assets. Such cash outflows were partially offset by an increase of $7.4 million in net income, $9.2 million as a non-cash adjustment to net income including $6.4 million of marketable securities we paid for services, and $2.9 million in depreciation cost; as well as an increase of $3.2 million in our accounts payable and accrued expenses, $1.1 million in accounts and other payable – related party, and $1.0 million in other payable.

 Cash used in operating activities for the nine month period ended June 30, 2010 totaled $9.6 million, which primarily included an increase of $3.2 million in accounts receivable, $2.1 million on changes in fair value of marketable securities received for services, $1.6 million in prepaid expenses and other assets, and $0.6 million in allowance for bad debts, as well as $2.1 million in realized gains on sales of marketable securities available for sale, and $0.7 million in net loss. These outflows were partially offset by an increase of $1.9 million in accounts payable, and $0.2 million on changes in fair value of marketable securities paid for services, as well as non-cash items of $1.7 million in depreciation and amortization, and $0.9 million in stock based compensation.

Cash Provided by (Used in) Investing Activities

Cash used in investing activities for the nine month period ended June 30, 2011 totaled $1.6 million, primarily as a result of $2.2 million used for purchases of plant, property, and equipment, and $0.3 million used for property use rights, partially offset by $0.8 million provided by net proceeds from the sales of marketable securities available-for-sale.

Cash provided by investing activities for the nine month period ended June 30, 2010 totaled $5.3 million, which was primarily comprised of $5.9 million provided from our sales of marketable securities, partially offset by $0.6 million used for our purchase of plant, property, and equipment.

Cash Provided by (Used in) Financing Activities

Cash provided by financing activities for the nine month period ended June 30, 2011 totaled $6.6 million, primarily due to an increase of $4.0 million provided by a release from our restricted cash account, $3.9 million provided by net proceeds from the sales of our common stock, and $1.7 million provided by capital contributions from our noncontrolling interest owners, partially offset by a decrease of $2.9 million used to pay down our loans payable.

Cash provided by financing activities for the nine month period ended June 30, 2011 totaled $5.4 million, which primarily comprised of $4.7 million provided by net proceeds from the sales of our common stock, $0.3 million provided by the exercise of our warrants, $0.3 million provided by an increase of loans payable, and $0.1 million provided by a decrease of restricted cash.

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

In the nine month period ended June 30, 2011, we paid $60,390 of ordinary dividends in the form of 43,533 shares of our common stock at the average price of $1.39 per share. Due to our Series A Preferred Stock conversion price resets, in the nine month period ended June 30, 2011, we recognized a one-time deemed dividend of $0.6 million, to account for the cumulative effects of the embedded beneficial conversion options in our Series A Preferred Stock as a reduction to our retained earnings. Additionally, we also recorded a one-time deemed dividend of $0.1 million as a reduction to our retained earnings, to account for the cumulative effects of an increase in the fair market value extended to our preferred stockholders whose warrants to purchase our common stock were beneficially reset from the original conversion price of $8.00 per share to $1.80 per share.

As of June 30 2011 only 1,006 shares of Series A Preferred remained outstanding.

Non-controlling Interest

At June 30, 2011, our consolidated balance sheet reflects a total noncontrolling interest of $15.8 million which represents the equity portion of our subsidiaries held by non-controlling interest holders. The following table provides information regarding the non-controlling interests by segment:

Segment	June 30, 2011	September 30, 2010
Magnesium segment	$12,008,625	$16,741,614
Basic Materials segment	3,746,597	3,258,934
Consulting segment		-
Total	$15,755,222	$20,000,548

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

Comprehensive income

We follow ASC 205, “Presentation of Financial Statements, and ASC 220 (SFAS 130), “Reporting Comprehensive Income,” to recognize the elements of comprehensive income. Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive income includes net income, foreign currency translation adjustments, unrealized gains or losses on marketable securities available for sale, net of income taxes, and unrealized gains or losses on marketable securities available for sale-related party, net of income taxes.

Impairment of long-lived assets

In accordance with ASC 360-10 (SFAS 144), “Impairment or Disposal of Long-Lived Assets”, we periodically review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. We recognize an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the estimated fair value and the book value of the underlying asset. We did not record any impairment charges during the nine month periods ended June 30, 2011 and 2010, respectively.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, or CEO, and our Chief Financial Officer, CFO, to allow timely decisions regarding required disclosure. Management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2011. Based on that evaluation solely as a result of continuing material weaknesses in our internal control over financial reporting identified in our Annual Report on Form 10-K for the fiscal year ended September 30, 2010, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were not effective as of June 30, 2011.

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

We believe the following actions we have taken and are taking will be sufficient to remediate the material weaknesses described above:

•
We will continue to conduct ongoing corporate-wide accounting and internal control training for our China-based accounting personnel, including our global accounting training session to be held from August 31 to September 4, 2011;

•
We are in the early stages of a phased implementation of Ufida NC financial management software modules, part of a corporate-wide enterprise resources planning system. We are currently testing the completed implementation of this system at Golden Magnesium and plan to roll out implementation at our additional magnesium facilities upon completion of testing.  After fully implementing this system in our Magnesium segment which is expected by the end of 2011, we expect that this system will enhance our management and reporting capabilities and standardize the process and access to financial reports in a timely manner in our magnesium segment; and

•	We will continue to conduct ongoing reviews of our internal control over financial reporting.

Although we have initiated some actions meant to address the material weaknesses identified in our Form 10-K for the fiscal year ended September 30, 2010 as noted above, we believe that these actions did not result in any significant changes in our internal control over financial reporting in the quarter ended June 30, 2011. In addition, a substantial improvement needs to be made throughout the remainder of fiscal 2011 and into fiscal 2012 in order to achieve our overall remediation target and objectives. Management believes, however, the actions described above and as set forth in our Annual Report on Form 10-K, when completed, will remediate the material weaknesses we have identified and strengthen our internal control over financial reporting. As we work towards improvement of our internal control over financial reporting and implement the remediation measures identified above, we may supplement or modify these remediation measures.

Our management believes that our disclosure controls and procedures provide a reasonable level of assurance of achieving their objections. Our management does not expect, however, that our disclosure controls and procedures or internal financial controls will prevent all errors or fraud. A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

Changes in Internal Control

There were no changes identified in connection with our internal control over financial reporting during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

On April 12, 2011, Sunskar Ltd. (“Sunskar”) filed a Petition to Compel us to Arbitration in the U.S. District Court for the Southern District of New York (Case No. 11CV2499). The petition alleges that China Direct breached an agreement for the charter of a vessel owned by Sunskar. The petition seeks an order of the Court appointing an arbitrator on our behalf and directing us to proceed to arbitration as provided for in accordance with the Federal Arbitration Act, 9 U.S.C. §1, et seq. and New York Convention, 9 U.S.C. §201, et. seq. In addition, Sunskar claims damages in excess of $1,000,000 as a result of our alleged breach of the agreement. On May 20, 2011 we filed an answer and memorandum of law in support of our answer to the petition to compel arbitration disputing the existence of any binding obligation to Sunskar. On June 6, 2011 Sunskar filed a reply and memorandum of law in opposition to our answer. On July 1, 2011 the Court issued a scheduling order instructing the parties to pursue settlement negotiations under the supervision of the Magistrate Judge and setting dates for filing of an amended petition by Sunskar and response dates to that petition. On July 8, 2011, Sunskar filed an amended petition for order compelling arbitration to add our wholly owned subsidiary CDII Trading, Inc. (“CDII Trading”) as a party.  On July 29, 2011 CDII Trading filed a memorandum of law in opposition to Sunskar’s amended petition and on August 4, 2011 Sunskar filed its reply memorandum of law in support of its amended petition disputing the existence of any binding obligation to Sunskar. We believe that Sunskar’s claim is totally without merit and we intend to continue to vigorously defend ourselves against the allegations.

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
Option Agreement dated August 16, 2006 between China Direct, Inc. and Dr. Yuejian (James) Wang (incorporated herein by reference to Exhibit 10.1 filed as a part of the Company?痵 Form S-8 filed with the Commission on November 11, 2007 (Commission File No. 333-147603)).

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

10.57
Stock Transfer Agreement dated May 6, 2011 between CDI China, Inc. and Kong Tung and Hui Dong (Incorporated herein by reference to Exhibit 10,1 as part of the Company’s Form 8-K as filed with the Commission on May 12, 2011).

10.58
Stock Transfer Agreement dated March 7, 2011 between CDI China, Inc. and Bloomgain Investment Limited (Incorporated herein by reference to Exhibit 10.1 as part of the Company’s Form 8-K as filed with the Commission on August 11, 2011 (Commission File No. 001-33694)).

10.59
Amendment I dated March 7, 2011 to Stock Transfer Agreement between CDI China, Inc. and Bloomgain Investment Limited (Incorporated herein by reference to Exhibit 10.2 as part of the Company’s Form 8-K as filed with the Commission on August 11, 2011 (Commission File No. 001-33694)).

10.60
Amendment II dated March 7, 2011 to Stock Transfer Agreement between CDI China, Inc. and Bloomgain Investment Limited (Incorporated herein by reference to Exhibit 10.3 as part of the Company’s Form 8-K as filed with the Commission on August 11, 2011 (Commission File No. 001-33694)).

10.61
Amendment III dated June 23, 2011 to Stock Transfer Agreement between CDI China, Inc. and Bloomgain Investment Limited (Incorporated herein by reference to Exhibit 10.4 as part of the Company’s Form 8-K as filed with the Commission on August 11, 2011 (Commission File No. 001-33694)).

10.62
Amendment IV dated August 8, 2011 to Stock Transfer Agreement between CDI China, Inc. and Bloomgain Investment Limited (Incorporated herein by reference to Exhibit 10.5 as part of the Company’s Form 8-K as filed with the Commission on August 11, 2011 (Commission File No. 001-33694)).

31.1	*	Section 302 Certificate of Chief Executive Officer.
31.2	*	Section 302 Certificate of Principal Financial and Accounting Officer.
32.1	*	Section 906 Certificate of Chief Executive Officer and Principal Financial and Accounting Officer.
101	**	Interactive Data Files

+	Management contract or compensatory plan or arrangement.
*	Filed herewith.
**	To be filed by within the earlier of 30 days from the due date or filing date of this report pursuant to the grace period provided for the filing of the first interactive data exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA DIRECT INDUSTRIES, INC.

Date: August 15, 2011	By: /s/ Yuejian (James) Wang
Yuejian (James) Wang,
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: August 15, 2011	By: /s/ Andrew X Wang
Andrew X Wang
Chief Financial Officer
(Principal Financial and Accounting Officer)