Form 10-K
period 2011-09-30
China Direct Industries, Inc.
filed 2011-12-23
CIK 1088787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
(Mark One)
Form 10-K

☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended September 30, 2011
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  ☐ Yes ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. $40,463,624 on March 31, 2011.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 40,614,416 shares of common stock are issued and outstanding as of December 16, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

INDEX OF CERTAIN DEFINED TERMS USED IN THIS REPORT

We have defined various periods that are covered in this report as follows:

•	“fiscal 2012” — October 1, 2011 through September 30, 2012.
•	“fiscal 2011” — October 1, 2010 through September 30, 2011.
•	“fiscal 2010” — October 1, 2009 through September 30, 2010.

When used in this report the terms:

•	"China Direct Industries”, "we”, "us” or “our” refers to China Direct Industries, Inc., a Florida corporation, and our subsidiaries;
•	“CDI China”, refers to CDI China, Inc., a Florida corporation, and a wholly owned subsidiary of China Direct; and
•	“PRC” refers to the People’s Republic of China.

Magnesium Segment

•	“Chang Magnesium", refers to Taiyuan Changxin Magnesium Co., Ltd., a company organized under the laws of the PRC and a 51% owned subsidiary of CDI China;
•	“Chang Trading”, refers to Taiyuan Changxin YiWei Trading Co., Ltd., a company organized under the laws of the PRC and a wholly owned subsidiary of Chang Magnesium;
•	“Excel Rise”, refers to Excel Rise Technology Co., Ltd., a Brunei company and a wholly owned subsidiary of Chang Magnesium;
•	“CDI Magnesium”, refers to CDI Magnesium Co., Ltd., a Brunei company and a former 51% owned subsidiary of Capital One Resources;
•	“Asia Magnesium”, refers to Asia Magnesium Corporation Limited, a company organized under the laws of Hong Kong and a wholly owned subsidiary of Capital One Resource;
•	“Golden Magnesium" refers to Shanxi Gu County Golden Magnesium Co., Ltd., a company organized under the laws of the PRC and a 100% owned subsidiary of Asia Magnesium;
•	“Pan Asia Magnesium”, refers to Pan Asia Magnesium Co., Ltd., a company organized under the laws of the PRC and a former 51% owned subsidiary of CDI China;
•
“Baotou Changxin Magnesium”, refers to Baotou Changxin Magnesium Co., Ltd., a company organized under the laws of the PRC, a 51% owned subsidiary of CDI China, and a 39% owned subsidiary of Excel Rise. Effectively China Direct holds a 70.9% interest;

•	“IMG” or “International Magnesium Group”, refers to International Magnesium Group, Inc., a Florida corporation and a 100% owned subsidiary of China Direct Industries;
•	“IMTC” or “International Magnesium Trading”, refers to International Magnesium Trading Corp., a company organized under the laws of Brunei and a 100% owned subsidiary of IMG;
•	“Ruiming Magnesium”, refers to Taiyuan Ruiming Yiwei Magnesium Co., Ltd., a company organized under the laws of the PRC and an 80% majority owned subsidiary of CDI China; and
•	“Beauty East”，refers to Beauty East International, Ltd., a Hong Kong company and a 100% subsidiary of CDI China.

Basic Materials Segment

•	“Lang Chemical”, refers to Shanghai Lang Chemical Co., Ltd. a company organized under the laws of the PRC and a 51% owned subsidiary of CDI China;
•	“CDI Jingkun Zinc”, refers to CDI Jingkun Zinc Industry Co., Ltd., a company organized under the laws of the PRC and a 95% owned subsidiary of CDI Shanghai Management;
•	“CDI Jixiang Metal”, refers to CDI Jixiang Metal Co., Ltd., a company organized under the laws of the PRC and a wholly owned subsidiary of CDI China;
•
“CDI Metal”, refers to Shanghai CDI Metal Material Co., Ltd. (a/k/a Shanghai CDI Metal Recycling Co., Ltd.), a company organized under the laws of the PRC and a wholly owned subsidiary of CDI Shanghai Management; and

•	“CDI Beijing” refers to CDI (Beijing) International Trading Co., Ltd., a company organized under the laws of the PRC and a 51% owned subsidiary of CDI Shanghai Management.
•	“CDII Trading” refers to CDII Trading, Inc., a Florida corporation and a 100% owned subsidiary of China Direct Industries.

Consulting Segment

•	“China Direct Investments”, refers to China Direct Investments, Inc., a Florida corporation, and a wholly owned subsidiary of China Direct;
•	“CDI Shanghai Management”, refers to CDI Shanghai Management Co., Ltd., a company organized under the laws of the PRC and a wholly owned subsidiary of CDI China; and
•	“Capital One Resource”, refers to Capital One Resource Co., Ltd., a Brunei company, and a wholly owned subsidiary of CDI Shanghai Management.

ii

PART I

ITEM 1.	BUSINESS.

Overview

We are a U.S. based company that sources, produces and distributes industrial products in China and the Americas. We also provide business and financial consulting services to public and private American and Chinese businesses. We operate in three identifiable business segments: Magnesium, Basic Materials and Consulting. Beginning in 2006, we established our Magnesium and Basic Materials segments which have grown through acquisitions of controlling interests of Chinese private companies. We consolidate these acquisitions as either our wholly or majority owned subsidiaries. Through our U.S. based industrial commodities business, established in 2009, we source, finance, manage logistics, and sell industrial commodities from North and South America for ultimate distribution in China. We are a U.S. company that manages a portfolio of Chinese entities and also provide consulting services to Chinese businesses.

In our Magnesium segment, our largest segment in revenues and total assets, we produce, sell and distribute pure magnesium ingots, magnesium powder and scraps.

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

Corporate Initiatives

In fiscal 2011 management moved forward with several corporate initiatives to strengthen our Magnesium Segment in China and diversify our revenue base internationally.  In our Magnesium Segment, we continued with management’s consolidation plan of magnesium facilities owned or controlled by Yuwei Huang, general manager of our Magnesium segment and member of our board of directors, in our effort to become the industry leader in the production and distribution of pure magnesium products.  In May 2011 we acquired the remaining 48% non-controlling interest in Golden Magnesium, making it a wholly owned subsidiary of our company. In September of 2011 we entered into a definitive agreement, subject to shareholder approval, to acquire 100% of Golden Trust Magnesium Industry Co., Ltd. and 80% of Lingshi Xinghai Magnesium Industry Co., Ltd.  Additionally, in September 2011, we sold our 51% interest in Pan Asia Magnesium, our only magnesium operation unaffiliated with Mr. Huang, for $3.05 million in cash.  As a result of the implementation of our consolidation plan and improvements in demand for our magnesium products throughout fiscal 2011, we were able to achieve a 95% improvement in revenues in this segment as compared to fiscal 2010, including reaching profitability in the three month period ended September 30, 2011 where we recorded net income attributable to China Direct Industries of approximately $243,000. Management expects our annual magnesium ingot production capacity to reach 80,000 metric tons upon completion of these acquisitions and our annual magnesium powder production capacity to remain at 10,000 metric tons. Management intends to rationalize our overall magnesium operations to achieve effective utilization rates based on magnesium demand trends throughout the course of fiscal 2012.

In our Basic Materials segment we commenced sales from our U.S. based industrial commodities business.  We established operations in Mexico, Chili and Bolivia where we entered into contracts with local operators and producers to secure supplies of iron ore. Throughout the course of fiscal 2011 we have established domestic logistics and materials processing capabilities and a relationship with a leading European logistics and trading solutions company to sell our sourced iron ore for delivery into China. We have also worked with our suppliers and local governmental authorities to obtain the necessary permits and approvals to process and export iron ore on a continuous basis in these countries.  We believe we are well positioned to progressively build revenue from these operations throughout fiscal 2012 and for the foreseeable future.  We are also evaluating potential strategic alternatives for non-core assets in this segment including but not limited to possible sale.

In our Consulting segment we have increased our marketing efforts in the U.S. and in China.  These efforts include our recently launched marketing initiative for our new One-Stop China ValueTM  program. This program is designed to implement a broad range of strategies to enhance and maximize shareholder value for China-based U.S. listed companies. We primarily focus our marketing efforts on companies with good corporate governance, management integrity, and the potential for growth and profitability. Other marketing plans include sponsoring trade symposiums, investment forums, and forming strategic alliances with industry and trade associations under the auspices of the Chinese Government. We believe these efforts will lead to additional clients and create significant growth in this segment in the coming years.

Magnesium Segment

We operate four magnesium facilities in China that produce and/or distribute pure magnesium ingots, powders and scraps. In fiscal 2011 revenues from this segment were $99.9 million, including revenues of $6.6 million from related parties, and represented 53.2% of our total consolidated revenues. In fiscal 2010 revenues from this segment were $51.1 million, including revenues of $7.4 million from related parties, and represented 45.3% of our total consolidated revenues.

We produced, sold and distributed approximately 36,637 metric tons of magnesium products in fiscal 2011. Through our acquisition of Ruiming Magnesium we produced and sold 3,484 metric tons of magnesium powders. As of September 30, 2011, we have total annual magnesium ingot production capacity of 50,000 metric tons and annual magnesium powder production capacity of 10,000 metric tons. In fiscal 2011 our average selling price of magnesium was approximately $2,703 per metric ton as compared to $2,348 per metric ton in fiscal 2010.

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

The exploitation of waste gas as energy is an important element to our Magnesium segment in light of the regulations implemented by the PRC to control industrial pollution. In April 2008, the PRC amended the Energy Conservation Law, previously adopted in 1997 which regulates national standards on energy conservation. The amendment establishes per unit energy consumption quotas for magnesium smelting, effective as of June 2008. Companies failing to meet the new environmental protection standards may be subject to penalties, in the form of fines and/or suspension. Our facilities have obtained a license from the appropriate provincial environmental protection administrations permitting them to produce magnesium. In addition, on March 7, 2011, the Ministry of Industry and Information Technology (MIIT) of the People’s Republic of China published new conditions for the magnesium industry setting standards for the layout, production capacity and environmental protection for the industry and to accelerate industry restructuring, enhance environmental protection, regulate investment and prevent redundant construction. The new conditions require existing producers to have annual production capacity of at least 15,000 metric tons per year. If an existing producer wishes to apply for renovation or expansion of its production, it will need to have a production capacity of at least 20,000 metric tons per year.  Any new magnesium producers must have a planned capacity of at least 50,000 metric tons per year.  In addition, new magnesium refining projects will be prohibited in areas 1 kilometer from drinking water sources, basic farmland protection areas, natural reserves, scenic spots and other areas that require strict environmental quality. See Item 1. Business – Government Regulation – Environment.

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

As of September 30, 2011, our available annual production capacity is approximately 50,000 metric tons of magnesium and 10,000 tons of magnesium powder as set forth in the table below:

	Capacity (In metric tons)
Facility	Magnesium Ingot	Magnesium Powder
Baotou Changxin Magnesium	24,000
Chang Magnesium	10,000
Golden Magnesium	12,000
Ruiming Magnesium	4,000	10,000
Totals	50,000	10,000

Sources and Availability of Raw Materials

We obtain dolomite and ferrosilicon, the primary raw materials used to produce pure magnesium and waste gas used to fuel our magnesium producing furnaces from a variety of sources including mining companies, coke refineries who produce waste gas as a by-product in the production of coke, washing coal, coal tar, sulfur, ammonium sulfate and benzene. We have a fixed price supply agreement for a specified quantity of waste gas for our Golden Magnesium facility which expires in August 2027. In fiscal 2011, Pine Capital Enterprise Inc., a related party accounted for over 10% of the purchases of finished goods for resale and raw materials used in our Magnesium segment. We purchase dolomite and ferrosilicon on a purchase order basis from local suppliers at market prices based on our production requirements.

Although we experienced short term shortages of electricity and coke gas during portions of fiscal 2010 and fiscal 2011 at some of our magnesium facilities due to government imposed power restrictions and the diversion of waste gas resources due to extreme cold weather conditions, we believe we will have access to sufficient electricity, dolomite, ferrosilicon and coke gas to meet our needs for the foreseeable future as the government imposed energy restrictions expire and demand for coke increases.  See Item 1A – Risk Factors - Fluctuations in the cost or availability of electricity, coke, coal and/or natural gas would lead to higher manufacturing costs, thereby reducing our margins and limiting our cash flows from operations.

Proposed Acquisition of Golden Trust Magnesium and Lingshi Magnesium

In anticipation of continuing increases in worldwide demand for our magnesium products, in August 2011 we entered into a series of agreements (the “Transfer Agreements”) to acquire a 100% ownership interest in Golden Trust Magnesium Industry Co., Ltd. (“Golden Trust”) and an 80% ownership interest in Lingshi Xinghai Magnesium Industry Co., Ltd. (“Lingshi Magnesium”) from entities owned or controlled by Yuwei Huang, a director and executive officer of our company and Kong Tung, a director of our company.  Golden Trust and Lingshi Magnesium have a combined pure magnesium production capacity of 32,000 metric tons per year.  We agreed to pay an aggregate of $26,705,070 to acquire these companies payable $4,802,530 in cash or proceeds from repayment of our intercompany loans, $2,210,291 in cash or our common stock, $14,996,165 in shares of our common stock and $4,696,085 by way of assignment of our interest in a subsidiary of ours, Excel Rise.  If all $17,206,456 of the purchase price is paid in shares of our common stock (18,188,642 shares), these shares will represent 31.1% of the total post closing shares of our company. Completion of this acquisition is subject to our shareholders’ approval of the issuance of our common stock under the Transfer Agreements. Although either party may terminate the Transfer Agreements if the transaction does not close by December 31, 2011, the parties are in discussions to extend the closing date while we seek the required regulatory and shareholder approval.  In addition, in connection with our proposed acquisition of Golden Trust and Lingshi Magnesium, we plan on entering into a management agreement with Messrs. Huang and Tung to provide management services to the Golden Trust and Lingshi Magnesium and our other magnesium operations (the “Management Agreement”). The Management Agreement provides for the payment to Mr. Huang of an annual salary of RMB 2,400,000 (approximately US $375,000) and he and his management team are entitled to earn up to 960,000 shares of our common stock. Mr. Tung will be entitled to receive an annual salary of RMB 1,200,000 (approximately US $187,000) and he and his management team will be entitled to earn up to 480,000 Shares of the Company’s common stock.  The shares of our common stock will be awarded by us upon achievement of the performance benchmark and other performance criteria set forth in the Management Agreement.  The term of the Management Agreement will be three years.

Basic Materials Segment

In our Basic Materials segment, our primary business focus is selling and distributing a variety of products in Asia including industrial grade synthetic chemicals, steel products, non ferrous metals, recycled materials and industrial commodities. This segment also includes our zinc mining property. In fiscal 2011 our Basic Materials segment generated revenues of $69.0 million, representing approximately 36.7% of our total consolidated revenues. In fiscal 2010 revenues from this segment were $58.8 million and represented 52% of our total consolidated revenues.

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

In July 2009, we launched our industrial industrial commodities business to engage in the global purchase and sale of industrial commodities. These commodities include mineral ores, non-ferrous metals, scrap metals, rare metals, petrochemicals, and other related commodities. In fiscal 2011 we have entered into agreements with suppliers in Mexico and parts of South America for the ongoing supply of iron ore for sale to our customers in China. We also market products from our other business units as well as some of our consulting clients by leveraging our relationships with buyers in China and abroad with worldwide suppliers we source. In fiscal 2011, we have entered into supply agreements in three countries.

Zinc Ore Mining.   We are in the process of renewing our lease for the mining rights to approximately 51 acres located in the Yongshun Kaxi Lake Mining area which is known to hold zinc ore. The mining rights we obtained from the Ministry of Land and Resources in 2004 allow for the mining of an aggregate of 10,000 metric tons of zinc ore per year expired in October 2009. See Note 9 – Property Use Rights to our financial statements included in this report. We have not commenced amortization of the acquisition costs for the mining rights as it has not started operations. We have no other mining rights and consequently do not have any history, positive or negative, regarding renewals of mining rights.

Due to a number of factors including the global economic downturn beginning in 2008, we did not commence operations or establish a reserve on the property.  Management believes that its resources can be better utilized in its other businesses and is currently evaluating strategic alternatives for its zinc ore mine including acquisition of additional rights to adjacent mining sites and the partial or full sale of its interest in this business. Presently we do not have a timetable for when or if this business will be expended or sold.

Sources and Availability of Raw Materials

We obtain the industrial chemicals and steel related products which we distribute primarily from a variety of sources including manufacturers in China. We purchase these chemicals and steel related products on a fixed price supply agreement for a specified quantity for a specified period of time and on a spot basis at market prices based on our orders we receive or anticipated demand. In fiscal 2011, we have one supplier that accounted for over 10% of the purchases of chemicals we resell, Shanghai Wujing Chemical Co., Ltd. and three suppliers of steel related products, Jiu Rui Long (Beijing) Trading Co., Ltd., Beijing Bo Xing Tong Da Material Trade, Co., Ltd., Beijing Jiu Ding Ao Ye Trading Co., Ltd. We believe we will have access to sufficient supply of the chemicals and steel related products we sell for the foreseeable future.

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

Our consulting fees vary based upon the scope of the services to be rendered. Historically, a significant portion of the fees we earned have been paid in the form of our clients’ securities. We classify these securities as investments in marketable securities available-for-sale or investment in marketable securities available for sale-related party. We value these securities at fair market value at the time of receipt for the purposes of our revenue recognition. Primarily all of the securities we receive as compensation are from small public companies and are typically restricted as to resale under Federal securities laws.

We have been actively marketing our advisory services in China and expect to add new consulting clients and complete additional transactions through these enhanced marketing efforts coupled with increasing demand from PRC companies seeking to list, or currently trading on, U.S. equity markets. We have and will continue to focus our efforts on those companies with potential for growth and profitability which are in need of business development and public relations expertise and capital. These efforts include sponsoring trade symposiums, investment forums, formation of strategic alliances with the industry and trade associations under the auspices of the Chinese government and our recently launched One-Stop China ValueTM program to help enhance shareholder value and provide essential corporate services.

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

EMPLOYEES

As of November 30, 2011 we have approximately 1,578 full time employees, including 18 employees in the United States and 1,560 employees in the PRC. We believe we have good working relationships with our employees. We are currently not a party to any collective bargaining agreements.

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

Executive Officers of the Company

The following sets forth the names and ages of each of our executive officers as of September 30, 2011 and the positions they hold:

Name	Age	Position with the Company
Yuejian (James) Wang, Ph.D	49	Chairman, President and Chief Executive Officer
Andrew X. Wang	49	Executive Vice President and Chief Financial Officer
Yuwei Huang	57	Executive Vice President - Magnesium
Lazarus Rothstein	53	Executive Vice President, General Counsel and Secretary

Each of our executive officers holds office for such term as may be determined by our board of directors. Set forth below is a brief description of the business experience of each of our executive officers.

Yuejian (James) Wang, Ph.D. has served as our CEO and Chairman of the board of directors since August 2006. Dr. Wang, a co-founder of China Direct Investments, has served as its CEO and Chairman of its board of directors since its inception in January 2005. Dr. Wang has also been a member of the board of directors of CIIC Investment Banking Services (Shanghai) Company Limited from since June 2004 to 2007. From 2001 to 2004, he was President and Chairman of the board of directors of Genesis Pharmaceuticals, Inc. (formerly Genesis Technology Group, Inc.). From 2000 until 2001, Dr. Wang was President, Chief Operating Officer and director of China Net & Technologies, Inc., a technology firm. From 2000 until 2001, Dr. Wang was Vice President, Chief Operating Officer and director of Ten Sleep Corporation, a California-based integrated Internet company that acquired and licensed technology, identified, acquired and developed development-stage technology and service entities and focused on the internet infrastructure market-PC, application-ready devices. From January 2000 until November 2000, Dr. Wang was President of Master Financial Group, Inc., a St. Paul, Minnesota-based company which was a wholly-owned subsidiary of Ten Sleep Corporation that provided consulting services for small private and public entities in the area of corporate finance, investor relations and business management. Between 1997 and 2000, Dr. Wang was a research scientist and Assistant Professor, Lab Director at the University of Minnesota, School of Medicine. Dr. Wang received a Bachelor of Science degree from the University of Science and Technology of China in He Fei, China in 1985, a Master of Science Degree from the Shanghai Second Medical University, Shanghai, China in 1988, and his Ph.D. degree from the University of Arizona in 1994.

Yuwei Huang has served as as a member of our board of directors since January 2009 and our Executive Vice President – Magnesium since February 2009 and as Chief Executive Officer of our subsidiary, Chang Magnesium, since June 2006. Mr. Huang is responsible for the operations of Chang Magnesium. Mr. Huang also serves as General Manager of Taiyuan YiWei Magnesium Industry Co., Ltd. (“YiWei Magnesium”) since founding the company in 1999 and serves in various positions with its affiliated entities including Vice Chairman of Shanxi Golden Trust YiWei Magnesium Industry Co., Ltd. since 2002, Vice Chairman of Taiyuan Qingcheng YiWei Magnesium Industry Co., Ltd. since 2001, Vice Chairman and General Manager of Taiyuan Minwei Magnesium Industry Co., Ltd. since 2000, General Manager of Taiyuan YiWei Magnesium Factory since 1998 and Chairman of Shangxi NiChiMen YiWei Magnesium Co., Ltd. since 1994. YiWei Magnesium, a minority owner of Chang Magnesium, owns interests in seven subsidiary magnesium factories, a magnesium alloy factory and a magnesium powder desulphurization reagent factory, all located in China.

Andrew X. Wang has served as our Executive Vice President and Chief Financial Officer since December 2009 and from August of 2009 through early December 2009 as a consultant to us.  As a consultant, Mr. Wang was responsible for overseeing the financial management of our subsidiaries in China. Prior to joining, from 2006 to 2008, Mr. Wang served as International Accounting and Project Manager for Healthways, Inc. (NASDAQ: HWAY) a multinational company where he oversaw general ledger accounting, month-end closing, foreign currency translations, consolidation, and financial reporting over all subsidiaries and controlled entities outside the United States. From 2002 to 2006, Mr. Wang served as International Finance Manager for Adtran, Inc, (NASDAQ: ADTN), a telecommunication and network equipment manufacturer, where his responsibilities included overhauling and overseeing all global accounting and financial reporting, taxation, trade finance, banking, foreign currency transactions, and other treasury operations. Mr. Wang held various financial and business development positions from 1986 through 2002, with an emphasis on global operations. Mr. Wang received a Masters Degree in Business Administration from Pepperdine University in 2001, and a Bachelor of Arts Degree from the University of Southern California in 1986. Mr. Wang is also a Certified Public Accountant.

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

Kong Tung, age 58, has been a member of our board of directors since May 2011 and the president and a member of the board of directors of Golden Magnesium since 2008.  Since 2003, Mr. Tung has served as the president of Golden Trust which owns and operates a magnesium production facility in China.  Mr. Tung has been the president of Beauty East since 1995 and its chairman since 1999. Beauty East owns a 48% interest in Golden Magnesium. Mr. Tung graduated from Shanxi University, China in 1978 with a degree in engineering.

Huaqin (Kim) Chen, age 55, has served as our Controller and Internal Audit Manager since April 2009 and as our Principal Financial and Accounting Officer from May 2009 to December 2009. From January 2001 to March 2009, Ms. Chen was the Assistant Controller at International Paper Company where she was responsible for financial reporting, analysis and budgeting, internal controls, domestic and international audits, supervision of accounts receivable and payables, payroll and project managers and the establishment of the financial controls over a Hong Kong based business. From January 1992 to November 2000, Ms. Chen held various corporate accounting positions. From August 1980 through December 1989, Ms. Chen was an Assistant Professor of English at Shanghai International Studies University in China where she received a Bachelors of Arts Degree in English and Literature in 1980. Ms. Chen also received a Masters in Business Administration with a Concentration in Accounting and Finance from Winthrop University, Rock Hill, South Carolina in 1992.

Jingdong Chen, age 43, has served as chief executive officer of Lang Chemical since co-founding the company in 1998. Mr. Chen is also a minority owner of Lang Chemical. Since our acquisition of Lang Chemical in November 2006, Mr. Chen has served as the General Manager, responsible for the daily operations. Mr. Chen has in excess of 10 years of experience operating in the chemical industry in China. From 1990 to July 1996, Mr. Chen was sales manager for Shanghai Chemical Industry Sales Corporation and from August 1996 to September 1998 he was Vice General Manager for Vinda Group in the Shanghai Branch, a paper manufacture in China. Mr. Chen received a master’s degree from East China Normal University in 1990. Mr. Chen is the spouse of Ms. Qian Zhu.

Chi Chen, age 40, has served as as general manager and chairman of CDI Beijing since September 2008 and as vice president of our Basic Materials segment from September 2008 to February 2010. From 2004 to 2008 Mr. Chen served as general manager and chairman of Beijing Kaiyuan Tongbao Trading Co., Ltd., a steel and lumber distribution company. From 2002 to 2004, Mr. Chen served as chairman of Beijing Putaoyuan Investment Consulting Co., Ltd., a real estate company. From 2000 to 2002 Mr. Chen served as the general manager of Beijing Guohuan Exhibition Center, a property management company. From 1997 to 2000 Mr. Chen served as China’s Chief Representative for the Western Caroline Trading Co., Ltd., a food distribution company. From 1993 to 1997 Mr. Chen served as chairman of Baotou Dongfu Industry Co., Ltd. a lumber distribution company. Mr. Chen holds a Bachelor degree from Fuzhou University.

Richard Galterio, age 48, has served as Vice President – Investor Relations of China Direct since February 2009 and from February 2007 to January 2009 Executive Vice President. His responsibilities include corporate development and communications as well as the management of all public and investor relations for China Direct, subsidiaries and client companies. Mr. Galterio has over 16 years of experience in investment banking with a focus on early stage companies. Mr. Galterio served as COO of Skyebanc, Inc., a FINRA member broker/dealer from 2005 to 2007. Prior to that position, he served as Director of Private Equity for vFinance Investments, Inc., a FINRA member broker/dealer from 2001 to 2005. Mr. Galterio had been engaged by vFinance Investments, Inc. since the acquisition of First Level Capital in 2000, a company co-founded by Mr. Galterio in September of 1998. Mr. Galterio served as Compliance and Operations Director for First Level Capital from 1998 to 2000. Prior to First Level Capital, Mr. Galterio was Managing Director of Commonwealth Associates from 1994 to 1998 where his responsibilities included branch management and compliance. Mr. Galterio was a member of the board of directors of Spare Backup, Inc. (OTCBB: SPBU) from June of 2003 to September of 2008. Mr. Galterio has a Bachelor of Science degree in Business Administration and Psychology from Villanova University.

COMPETITION

Our subsidiaries and the business segments they operate in face unique challenges and extensive competition.

Magnesium segment. The magnesium market in China is dominated by several large manufacturers. Our main competitors in the industry are Tongxiang Magnesium Co., Ltd., Yingguang Magnesium Co., Ltd. and YiWei Magnesium, a related party. Production costs associated with the energy needed to fuel the magnesium refinery, raw material costs and availability of labor are a significant challenge facing all producers. We believe we are competitive with other local magnesium producers because all of our production facilities are located in close geographic proximity to coke refineries who, when in production, supply waste gas that fuels our magnesium refineries. We believe that competitors with refineries that use coal as the sole source of fuel for production will face continued pressure from environmental regulation and higher energy costs that may limit their ability to operate in the future. Effective January 2008, a 10% export tariff on magnesium was imposed that equally impacted the profit margins of all China based producers and has somewhat affected our competitive advantage over non-China based magnesium producers. In addition, we are unable to compete on price in the U.S. market because the U.S. imposes significant import duties on magnesium imported from China.

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

Consulting segment. The services we offer in our Consulting segment competes with the services offered by many entities and individuals seeking to take advantage of the growing need of Chinese entities seeking management advice in order to obtain access to U.S. capital markets for their expansion. This competition ranges from large management consulting firms and investment banks that offer a broad range of consulting and financial services, to small companies and independent contractors that provide specialized services. Many of the firms prospecting these clients are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Furthermore, we acknowledge we are competing with firms that may possess greater financial, marketing, technical, human and other resources. We believe that we compete primarily on the basis of our ability to offer a wider range of value-added services than our competitors. In light of the current global economic environment and a continuation of the downturn in the global capital markets and concerns of China based companies, we believe it is difficult for smaller companies with operations based in China to attract interest in the financial community, make acquisitions and increase revenues and profitability. These factors impact our clients’ ability to pay the management fees needed to meet the costs of providing the services needed to comply with U.S. securities laws which our competitors may be able to provide at lower rates.

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

Environment. We are currently subject to numerous Chinese provincial and local laws and regulations relating to the protection of the environment which are highly relevant to our Magnesium, and Basic Materials segments. These laws continue to evolve and are becoming increasingly stringent. The ultimate impact of complying with such laws and regulations is not always clearly known or determinable because regulations under some of these laws have not yet been promulgated or are undergoing revision. In fiscal 2011 we did not spend any funds related to compliance with environmental regulations.

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

On March 7, 2011, the Ministry of Industry and Information Technology (MIIT) of the People’s Republic of China published new conditions for the magnesium industry setting standards for the layout, production capacity and environmental protection for the industry and to accelerate industry restructuring, enhance environmental protection, regulate investment and prevent redundant construction.

The new conditions require existing producers to have annual production capacity of at least 15,000 metric tons per year. If an existing producer wishes to apply for renovation or expansion of its production, it will need to have a production capacity of at least 20,000 metric tons per year.  Any new magnesium producers must have a planned capacity of at least 50,000 metric tons per year.  In addition, new magnesium refining projects will be prohibited in areas 1 kilometer from drinking water sources, basic farmland protection areas, natural reserves, scenic spots and other areas that require strict environmental quality.

There remains some uncertainty as to how this regulation will be interpreted or implemented. If MIIT or another PRC regulatory agency subsequently determines that we are not in compliance with these conditions, we may incur substantial costs or liabilities that could reduce our overall profitability. The capital requirements and other expenditures that may be necessary to comply with environmental requirements could have a material adverse effect on our business, financial condition, results of operations.

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

We believe our operations in the PRC comply with the current environmental protection requirements and the March 7, 2011 regulations regarding minimum production capacity. We are not subject to any admonition, penalty, investigations or inquiries imposed by the environmental regulators, nor are we subject to any claims or legal proceedings to which we are named as a defendant for violation of any environmental laws and regulations.

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

Our material acquisitions over the past three fiscal years and dispositions are as follows:

CDI Magnesium. In February 2007, CDI China acquired a 51% interest in CDI Magnesium in exchange for 25,000 shares of our common stock valued at $100,000. The fair value of our common stock was based on its value of $4.00 per share on February 6, 2007. Since its inception, CDI Magnesium had no operations and on October 10, 2009 its board of directors elected to dissolve the company and distribute its assets to its shareholders or otherwise dispose of the assets upon agreement among its shareholders. Beginning with our financial statements for the fiscal year ended September 30, 2009, we will treat CDI Magnesium as a discontinued operation. We dissolved CDI Magnesium as of September 30, 2011 and wrote off our investment of $100,000 in the company in fiscal 2011 upon completion of our sale of our 51% interest in Pan Asia Magnesium discussed below.

Pan Asia Magnesium. In September 2007, CDI China acquired a 51% interest in Pan Asia Magnesium in exchange for an aggregate investment of $7.4 million. We began presenting our interest in Pan Asia Magnesium as a discontinued operation beginning with our financial statements for the fiscal year ended September 30, 2009 as a result of a dispute with its former non controlling shareholder and recorded a $7.4 million impairment charge against our investment in Pan Asia Magnesium.  On September 15, 2011 we completed the sale of our 51% ownership interest in Pan Asia Magnesium to Bloomgain Investment Limited, a British Virgin Islands company (“Bloomgain”), an unrelated party for $3,047,582 in cash.

Baotou Changxin Magnesium. In February 2008, CDI China acquired a 51% interest in Baotou Changxin Magnesium in exchange for $7,084,000. Excel Rise, a wholly owned subsidiary of Chang Magnesium, acquired a 39% interest in Baotou Changxin Magnesium in exchange for $5,417,000. Accordingly, China Direct holds a 70.9% interest in Baotou Changxin Magnesium.

CDI Metal. In February 2008, CDI Shanghai Management invested $347,222 to acquire an 83% interest in CDI Metal. In July 2011, CDI Shanghai Management acquired the remaining 17% non controlling interest in CDI Metal from its former non controlling shareholder in exchange for the forgiveness of a loan from CDI Metal to such shareholder in the principal amount of RMB 100,000 (approximately $76,585).

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

Ruiming Magnesium. On July 13, 2010, we entered into an Equity Transfer Agreement (the “Equity Transfer Agreement”) with Pine Capital and Yiwei Magnesium to acquire an 80% interest in Ruiming Magnesium effective as of July 1, 2010, for RMB 44,880,000 (approximately $6,451,677) comprised of (i) $2,428,864 in cash, (ii) 769,231 shares of our common stock valued at $846,154, and (iii) an assignment of a portion of our interest in Excel Rise in the amount of $2,367,038. The remaining 20% interest in Ruiming Magnesium is owned by Pine Capital.  Yuwei Huang, our executive vice president – magnesium and member of our board of directors, owns or controls Pine Capital and Yiwei Magnesium.

Golden Magnesium. On May 6, 2011 CDI China entered into a Stock Transfer Contract with Mr. Kong Tung, a member of our board of directors, and Mr. Hui Dong, his son, both of whom are the sole shareholders of Beauty East. Prior to our acquisition of Beauty East, it owned a 48% interest in our Golden Magnesium subsidiary. CDI China acquired 100% of Beauty East in exchange for 4,879,280 shares of our unregistered common stock, an equivalent of RMB 39,659,401 (approximately $6,099,107). At the closing date the total value of the shares of our common stock transferred was $6,147,893 or $1.26 per share. We now own a 100% interest in Golden Magnesium.

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

The metals industry is highly cyclical. The length and magnitude of industry cycles have varied over time and by product, but generally reflect changes in macroeconomic conditions, levels of industry capacity and availability of usable raw materials. The overall levels of demand for our magnesium and magnesium-based products reflect fluctuations in levels of end-user demand, which depend in large part on general macroeconomic conditions worldwide which then impact the level of production in the PRC. For example, many of the principal uses of magnesium and magnesium-related products are for the production of structural metal, steel and aluminum manufacturing, production of alloys used in aircraft and automobile parts, the manufacture of electronic equipment such as computers, cameras, and cellular phones and the use of magnesium powder in flares, flashes and pyrotechnics. The market for these products are heavily dependent on general economic conditions, including the availability of affordable energy sources, employment levels, interest rates, consumer confidence and construction demand. These cyclical shifts in our customers’ industries tend to result in significant fluctuations in demand and pricing for our products. As a result, in periods of recession or low economic growth, metals companies, including ours, have generally tended to under-perform compared to other industries. We generally have high fixed costs, so changes in industry demand that impact our production volume also can significantly impact our profit margins and our overall financial condition. Economic downturns in the worldwide economy or a prolonged decline in demand in our Magnesium segment has had a negative impact on our operations and a continuation or further deterioration of current economic conditions could have a negative impact on our future financial condition or results of operations.

Changes in the prices of magnesium and magnesium-related products will have a significant impact on our operating results and financial condition.

We derive a substantial portion of our revenue from the sale of magnesium and magnesium-based products. Changes in the market price of magnesium impact the selling prices of our products, and therefore our profitability is significantly affected by decreased magnesium prices. Market prices of magnesium are dependent upon supply and demand and a variety of factors over which we have little or no control, including:

•	world economic conditions;
•	availability and relative pricing of metal substitutes;
•	labor costs;
•	energy prices;
•	environmental laws and regulations;
•	weather; and
•	import and export restrictions.

Declines in the price of magnesium and higher production costs have had a negative impact on our operations since commencing in September 2008, and f could have a negative impact on our future financial condition or results of operations. Market conditions beyond our control determine the prices for our products, and the price for any one or more of our products may fall below our production costs, requiring us to either incur short-term losses. Furthermore, the decline in the price of zinc and zinc related products resulted in us delaying completion of construction of our planned zinc ore mining and production facility.. Consequently, we continue to evaluate our strategic alternatives for these operations including the partial or full sale of our interest in this business, the launch of operations in fiscal 2012, or seeking potential joint venture partners to operate the business. Market prices for magnesium may decrease even further, and therefore our operating results may be significantly harmed.

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

In fiscal 2011, our five largest customers (exclusive of related parties) in our Magnesium segment were responsible for approximately 54% of our total revenues in this segment and approximately 29 % of our total consolidated revenues. These customers purchase products from us on a spot or short term contract basis and may choose not to continue to purchase our products. A loss of order volumes from any major customer, including a related party, or a significant reduction in their purchase orders could negatively affect our financial condition and results of operations by lowering sales volumes, increasing costs and lowering profitability.

If we fail to implement our expansion plans, our financial condition and results of operations could be materially and adversely affected.

An important part of our strategy is to grow our business by acquiring additional production facilities for magnesium and magnesium related products by acquiring Golden Trust and Lingshi Magnesium (the “Magnesium Acquisitions”). In addition, the operation of our industrial commodities business may require a significant cash investment to finance purchases of commodities we intend to sell. We will need to issue additional financing to implement our expansion strategy to acquire additional magnesium production facilities and finance the operations of our industrial commodities business.  We may not have access to the funding required for these plans on acceptable terms. Our expansion plans may also suffer significant delays as a result of a variety of factors, such as legal and regulatory requirements, either of which could prevent us from completing our plans as currently expected. Our expansion plans may also result in other unanticipated adverse consequences, such as the diversion of management’s attention from our existing operations. In addition, even if we can implement our strategy, expansion in the magnesium and industrial commodities market, increased sales to various industries, including the automobile industry may not materialize to the extent we expect, or at all, resulting in unutilized magnesium production capacity and unrecoverable expenses and investments in our trading business. Any failure to successfully implement our business strategy, including for any of the above reasons, could materially and adversely affect our financial condition and results of operations. We may, in addition, decide to alter or discontinue certain aspects of our business strategy at any time.

The acquisition of the Golden Trust and Lingshi Magnesium may not be accretive and may cause dilution to the combined company's earnings per share, which may negatively impact the price of our common stock following the completion of the transaction.

Management currently anticipates that Golden Trust and Lingshi Magnesium will make a positive contribution to our cash flow and earnings in the fiscal year ended September 30, 2013 if we are able to obtain an extension of the closing date beyond the current deadline of December 31, 2011 and obtain the required regulatory and shareholder approval to complete this transaction. This expectation is based on preliminary estimates and assumes realization of expected market demand and certain synergies expected to be realized by combining certain administrative aspects of our existing magnesium operations with those of Golden Trust and Lingshi Magnesium during such time. Such estimates and assumptions could materially change due to worldwide economic conditions, additional unanticipated operational costs, the failure to realize any or all of the benefits expected in connection with the acquisition or other factors beyond our control. All of these factors could delay, decrease or eliminate the expected accretive effect of the acquisitions and cause resulting dilution to our earnings per share or to the price of our common stock.

The number of our Shares to be issued to complete the Magnesium Acquisitions will not be adjusted for changes in the market price of the Shares.

The number of shares of our common stock to complete the **Magnesium Acquisitions is a fixed number of shares of our common stock valued at $0.946 per share. The number of shares will not be adjusted for subsequent changes in the market price of our common stock. None of the parties to the Transfer Agreements may terminate the agreements because of changes in the market price of our common stock. Consequently, the specific dollar value of our common stock to be received by the sellers of Golden Magnesium and Lingshi Magnesium will depend on the market value of our common stock at the time of closing of the Magnesium Acquisitions. We cannot assure you that the value of our common stock to be issued to complete the Magnesium Acquisitions will not decline before or after the completion of the transaction.

Some of our directors and executive officers may have interests in the Magnesium Acquisitions that may differ from the interests of our shareholders.

Some of our directors may have interests in the Magnesium Acquisitions that may be different from, or adverse to, the interests of our shareholders. Yuwei Huang, a member of our board of directors and an executive vice president, currently owns 1,169,231 shares of our common stock (approximately 2.9%).   Kong Tung, a member of our board of directors and general manager of our subsidiary Golden Magnesium, currently owns 1,315,020 shares of our common stock (approximately 3.2%). Messrs. Huang and Tung, own, control or have a significant ownership interest in Golden Trust and Lingshi Magnesium and will receive compensation under the Management Agreement.  Under the terms of the Management Agreement, Mr. Huang is entitled to an annual salary of ¥2,400,000 (approximately $375,000) and he and his management team are entitled to earn up to 960,000 Shares of our common stock. Mr. Tung is entitled to an annual salary of ¥1,200,000 (approximately $187,000) during the three year term of this agreement and he and his management team are entitled to earn up to 480,000 Shares of our common stock.  The shares of our common stock shall be awarded by our upon achievement of the performance benchmark and other performance criteria set forth in the Management Agreement.

The terms of the Transfer Agreements and Management Agreement were not arrived at as a result of arms-length negotiations and no fairness opinion in connection with the Transfer Agreement was obtained.

Messrs. Huang and Tung, together with members of their families, are the principal equity owners of Lingshi Magnesium and Golden Trust. See “Item 13. Certain Relationships and Related Transactions, and Director Independence. – List of Related Parties.” While the Transfer Agreements and the Management Agreement were approved and deemed fair and reasonable by our Audit Committee which is comprised of independent directors, the Transfer Agreements and Management Agreement were not negotiated on an arms-length basis as a result of Messrs. Huang and Tung’s interest in the Golden Trust and Lingshi Magnesium.  While the Transfer Agreements and Management Agreement have been approved by the Audit Committee consisting solely of independent directors, there are no assurances that the terms of the Transfer Agreements and Management Agreement are as favorable to us as it might have obtained in arms-length negotiations with unrelated third parties supported by a fairness opinion as to the Transfer Agreements.

 Integration of Golden Trust, Lingshi Magnesium and China Direct may be difficult and expensive to achieve.

The acquisition of Golden Trust and Lingshi Magnesium involves the integration of companies that have previously operated independently. The integration will be a complex, time consuming and expensive process and may materially harm the respective businesses of  Golden Trust, Lingshi Magnesium and our if not completed in a timely and efficient manner. We may not be able to integrate the operations, financial and accounting systems of Golden Trust and Lingshi Magnesium without encountering difficulties, including possible unanticipated costs, failure to retain key employees, the diversion of management attention or failure to implement the financial software system we are presently implementing at our other magnesium segment companies. In addition, following the acquisition, Golden Trust and Lingshi Magnesium may not realize the increased revenues and cost savings that they expect to achieve or that would justify the investment made.

Because Chinese law governs the Transfer Agreements and Management Agreement, we may not be able to enforce our rights within the PRC or elsewhere, which may limit the remedies otherwise available to us and damage our business.

The Transfer Agreements and Management Agreement are governed by PRC laws and regulations. The PRC legal system is a civil law system based on written statutes. Unlike common law systems, prior court decisions have limited precedential value. We cannot assure you that it will be able to enforce these agreements or that remedies will be available outside of the PRC.  The system of laws and the enforcement of existing laws and contracts in the PRC may not be as certain in implementation and interpretation as in the United States.  Although disputes under the Transfer Agreements are subject to arbitration before the China International Economic and Trade Arbitration Commission in Beijing, China, we cannot predict the outcome of any litigation with any degree of certainty. The inability to enforce or obtain a remedy under the Transfer Agreements and the Management Agreement as a result of a dispute could divert management’s time from the operation of our business, require it to expend funds attempting to settle disputes, limit the time our management would otherwise devote to the operation of our business, and, on a collective basis, have a material adverse effect on our business, financial condition and results of operations.

The value of the equity securities we accept as compensation is subject to adjustment which could result in losses to us in future periods.

In our Consulting segment, historically we have accepted equity securities of our clients as compensation for services. These securities are reflected on our balance sheet as “investment in marketable securities available for sale”. At the end of each period, we evaluate the carrying value of the marketable securities for a decrease in value. We evaluate the company underlying these marketable securities to determine whether a decline in fair value below the amortized cost basis is other than temporary. If the decline in fair value is judged to be “other- than- temporary”, the cost basis of the individual security is shall be written down to fair value as a new cost basis and the amount of the write-down is charged to earnings.  Any future impairments would adversely affect our operating results for the corresponding periods in that we would be required to reduce the carrying value of these investments. In addition, if we are unable to liquidate these securities, we will be required to write off the investments which would adversely affect our financial position.

We need additional financing to fund acquisitions and our operations which we may not be able to obtain on acceptable terms. Additional capital raising efforts in future periods may be dilutive to our then current shareholders or result in increased interest expense in future periods.

We may need to raise additional working capital to fund expected growth in our Magnesium segment and our industrial commodities business. Our future capital requirements depend on a number of factors, including our operations, the financial condition of an acquisition target and its need for capital, our ability to finance our purchases of commodities with financial instruments provided by buyers, grow revenues from other sources, and our ability to manage the growth of our business and our ability to control our expenses. Also, if we raise additional capital through the issuance of debt, this will result in increased interest expense. If we raise additional capital through the issuance of equity or convertible debt securities, the percentage ownership of our company held by existing shareholders will be reduced and those shareholders may experience significant dilution. As we will generally not be required to obtain the consent of our shareholders before entering into acquisition transactions, shareholders are dependent upon the judgment of our management in determining the number of, and characteristics of, stock issued as consideration in an acquisition. In addition, new securities may contain certain rights, preferences or privileges that are senior to those of our common stock. We cannot assure you that we will be able to raise the working capital as needed in the future on terms acceptable to us, if at all, as the current capital markets have been adversely affected by the severe liquidity crisis. If we do not raise capital as needed, we will be unable to operate our business or fully implement our acquisition expansion strategy.

We are dependent on certain key personnel and the loss of these key personnel could have a material adverse effect on our business, financial condition and results of operations.

Our success is, to a certain extent, attributable to the management, sales and marketing, and operational expertise of key personnel of our subsidiaries in the PRC who perform key functions in the operation of our business as well as our U.S. based management team. We do not exercise any substantive day to day supervision over the activities of key members of our the PRC based management team which includes Yuwei Huang, Kong Tung, Jingdong Chen, and Chen Chi. The loss of one or more of these key employees or our chief executive officer, Dr. Wang could have a material adverse effect upon our business, financial condition and results of operations.

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results. As a result, current and potential shareholders could lose confidence in our financial reporting, which would harm our business and the trading price of our stock.

Our management has determined that as of September 30, 2011, we did not maintain effective internal controls over financial reporting based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework as a result of identified significant deficiencies in our internal control over financial reporting related to (i) a lack of an integrated financial accounting system; (ii) and a lack of qualified accounting personnel who have sufficient knowledge in dealing with the complex U.S. GAAP accounting and financial issues in our cross border operations. A significant deficiency weakness is a is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of a registrant’s financial reporting.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. For a detailed description of these significant deficiency and our remediation efforts and plans, see “Part II — Item 9A — Controls and Procedures.” If the result of our remediation of the identified significant deficiency is not successful, or if additional significant deficiencies are identified in our internal control over financial reporting, our management will be unable to report favorably as to the effectiveness of our internal control over financial reporting and/or our disclosure controls and procedures, and we could be required to further implement expensive and time-consuming remedial measures and potentially lose investor confidence in the accuracy and completeness of our financial reports which could have an adverse effect on our stock price and potentially subject us to litigation.

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

We currently have several inter-company loans between our PRC subsidiaries and PRC based client companies totaling approximately $8.3 million and we may continue to enter into inter-company and client based financing arrangements to meet our internal capital needs and those of our client companies. PRC laws generally do not permit companies that do not possess a financial service business license to extend loans directly to other companies, including affiliates, without proceeding through a financial agency. The enforcement of these restrictions remains unpredictable, and government authorities may declare these loans void, require the forfeiture of any interest paid and levy fines or other penalties upon the parties involved, among other remedies.

From time to time we engage in related party transactions. There are no assurances that these transactions are fair to our company.

From time to time our subsidiaries enter into transactions with related parties which include purchases from or sales to a related party, advancing related parties significant sums as prepayments for future goods or services and working capital and the payment of fees for consulting services, among other transactions. In December 2009 we adopted a related person transaction policy which will require the pre-approval of the board of directors pre-approval or ratification of transactions between us or one or more of our subsidiaries and any related person involving an amount in excess of $120,000. Consistent with this policy, the independent members of our Board of Directors approved our purchase of the 48% noncontrolling interest of Golden Magnesium from a company owned or controlled by Mr. Tung, a director of our company and the purchase of Golden Trust and Lingshi Magnesium, subject to shareholder approval of the issuance of our common stock as partial consideration for these acquisitions.  Golden Trust and Lingshi Magnesium are owned by entities owned or controlled by Mr. Huang, our Executive Vice President – Magnesium and a director of our company and Mr. Tung. Notwithstanding this policy, we cannot assure you that in every instance the terms of the transactions with related parties are on terms as fair as we might receive from or extend to third parties.

Yuwei Huang, our Executive Vice President – Magnesium, an officer of several of our magnesium subsidiaries and a director of our company, his daughter Lifei Huang and Kong Tung is also an owner and executive officer of several companies which directly compete with our magnesium business.

Mr. Yuwei Huang who serves as our Executive Vice President – Magnesium, an executive officer of several of our Magnesium segment subsidiaries and a director of our company and his daughter Lifei Huang who is the General Manager of International Magnesium Trading are also the principal owners and executive officers of a competitor of ours, YiWei Magnesium. YiWei Magnesium, a minority owner of two of our Magnesium segment subsidiaries, owns interests in several other PRC based magnesium factories, a magnesium alloy factory and a magnesium powder desulphurization reagent factory including Lingshi Magnesium which we agreed to acquire in August 2011. In addition, Lianling Dong is the sister of Kong Tung, a director of our company and general manager of Golden Trust. Due to Mr. Huang, Ms. Huang and Ms. Dong’s interest in our competitors and Messrs. Huang and Tung’s management position with our company, there are certain inherent conflicts of interest and there can be no assurances that our business and operations will not be adversely impacted as a result of these conflicts.

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

We have historically accepted securities as payment for our services and will likely continue to do so in the future, but only to the extent that it does not cause us to become classified as an investment company under the Investment Company Act 1940. To the extent that we are required to reduce the amount of securities we accept as payment for our consulting services to avoid becoming an investment company, our future revenues from our business consulting services may substantially decline if our clients cannot pay our fees in stock or securities. A reduction in the amount of our consulting fees will materially adversely effect our financial condition and results of operations in future periods. Any future change in our fee structure for our consulting services could also severely limit our ability to attract business consulting clients in the future.

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

Our Basic Materials segment, if and when mining operations commence, will be engaged in the mining and processing of zinc ore. These operations will be subject to risks and hazards inherent in the mining industry, including, but not limited to, ground fall, flooding, environmental hazards and the discharge of toxic chemicals, explosions and other accidents, unanticipated variations in grade and other geological problems, water conditions, surface or underground conditions, metallurgical and other processing problems, mechanical equipment performance problems, the lack of availability of materials and equipment, the occurrence of accidents, labor force disruptions, force majeure factors, unanticipated transportation costs, and weather conditions. Any of these risks could result in work stoppages, delays in production, the development of properties, production commencement dates and production quantities, increased production costs and rates, damage to or destruction of mines and other production facilities, injury or loss of life, damage to property, environmental damage, and possible legal liability for such damages. As of the date of this report, we have not established a reserve on this property. Furthermore, we are evaluating our strategic alternatives related to this business including the partial or full sale of our interest, the launch of operations in fiscal 2012 or seeking a potential joint venture partner to operate this business.

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

We cannot predict what effect the interpretation of existing or new Chinese laws or regulations may have on our business. If the relevant authorities find us to be in violation of Chinese laws or regulations, they would have broad discretion in dealing with such a violation, including, without limitation: levying fines; revoking our business and other licenses; requiring that we restructure our ownership or operations; and requiring that we discontinue any portion or all of our business. The PRC does not have a well-developed, consolidated body of laws governing foreign investment enterprises. As a result, the administration of laws and regulations by government agencies may be subject to considerable discretion and variation, and may be subject to influence by external forces unrelated to the legal merits of a particular matter. The PRC’s regulations and policies with respect to foreign investments are evolving. Definitive regulations and policies with respect to such matters as the permissible percentage of foreign investment and permissible rates of equity returns have not yet been published. Statements regarding these evolving policies have been conflicting and any such policies, as administered, are likely to be subject to broad interpretation and discretion and to be modified, perhaps on a case-by-case basis. The uncertainties regarding such regulations and policies present risks which may affect our ability to achieve our stated business objectives. Also, if we are unable to enforce any legal rights we may have under our agreements or otherwise with the noncontrolling shareholders of our subsidiaries, our ability to control their operations could be limited. Any significant limitation on our ability to control the operations of our subsidiaries could result in a loss of our investment which could have a material adverse effect on our business, financial condition and results of operations.

We are subject to environmental and safety regulations, which may increase our compliance costs and reduce our overall profitability.

We are subject to the requirements of environmental and occupational safety and health laws and regulations in the PRC. In addition, in March 2011, the MIIT announced new conditions regarding magnesium producers in an effort to, among other things, moderate the environmental impact of magnesium production. These initiatives include, but are not limited to minimum annual production capacity requirements and standards for environmental quality and discharge of pollutants in the PRC, see “Item 1. Business – Government Regulation – Environment” and potential forced shutdown of inefficient or small producers with capacity of less than 15,000 tons annually. While we believe that we are in compliance with all applicable governmental regulations, we may incur substantial costs or liabilities in connection with these requirements that could reduce our overall profitability. The capital requirements and other expenditures that may be necessary to comply with environmental requirements could increase and become a significant expense and have a material adverse effect on our business, financial condition, and results of operations.

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

We cannot assure you that we will be able to capitalize on these economic reforms, assuming the reforms continue. Because our business model is dependent in large part upon the continued economic reform and growth in the PRC, any change in Chinese government policy could materially adversely affect our ability to continue to implement our business model. The PRC’s economy has experienced significant growth in the past decade, but such growth has been uneven across geographic and economic sectors and has recently been slowing. Even if the Chinese government continues its policies of economic reform, there are no assurances that economic growth in that country will continue or that we will be able to take advantage of these opportunities in a fashion that will provide financial benefit to us.

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

Because a substantial portion of our revenues are in the form of Renminbi (RMB), the main currency used in the PRC, any future restrictions on currency exchanges may limit our ability to use revenue generated in RMB to fund any future business activities outside the PRC or to make dividend or other payments in U.S. Dollars. Although the Chinese government introduced regulations in 1996 to allow greater convertibility of the RMB for current account transactions, significant restrictions still remain, including primarily the restriction that foreign-invested enterprises may only buy, sell or remit foreign currencies, after providing valid commercial documents, at those banks authorized to conduct foreign exchange business. In addition, conversion of RMB for capital account items, including direct investment and loans, is subject to government approval in the PRC, and companies are required to open and maintain separate foreign exchange accounts for capital account items. At September 30, 2011 our PRC subsidiaries had approximately $8.6 million on deposit in banks in the PRC, which represented approximately 69% of our cash. We cannot be certain that we could have ready access to that cash should we wish to transfer it to bank accounts outside the PRC nor can we be certain that the Chinese regulatory authorities will not impose more stringent restrictions on the convertibility of the RMB, especially with respect to foreign exchange transactions.

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

On December 12, 2011, we received a letter, the Notification Letter, from the NASDAQ OMX Group notifying us that we no longer meet NASDAQ’s requirements for continued listing on the NASDAQ Global Market under NASDAQ Listing Rule 5450(a)(1), the Bid Price Rule, because the minimum bid price of our common stock did not equal or exceed $1.00 at least once over a period of 30 consecutive trading days prior to the date of NASDAQ’s letter. The NASDAQ’s explained that under NASDAQ Listing Rule 5810(c)(3)(A), we will be afforded 180 calendar days, or until June 11, 2012, to regain compliance with the Bid Price Rule. To regain compliance, the closing bid price of our common stock must meet or exceed $1.00 per share for at least 10 consecutive business days. If we do not regain compliance by June 11, 2012, NASDAQ will provide written notification to us that our common stock will be subject to delisting from the NASDAQ Capital Market. We may, however, be eligible for an additional grace period of 180 calendar days if we satisfy the continued listing requirement for market value of publicly held shares and all other initial listing standards (with the exception of the Bid Price Rule) for listing on the NASDAQ Capital Market, and submit a timely notification to NASDAQ of our intention to cure the deficiency during the second compliance period, by effecting a reverse stock split, if necessary, which would need to be approved by our stockholders.

While we believe we will be able to comply with the NASDAQ requirements in the applicable time periods, no assurances can be made that we will in fact be able to comply and that our common stock will remain listed on NASDAQ. If we are not able to comply with the NASDAQ requirements in the applicable time periods, our common stock will be delisted from NASDAQ. A delisting of our common stock would adversely affect the market liquidity of our common stock, our ability to obtain financing for the continuation of our operations and harm our business.

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

Our principal executive offices are located in Deerfield Beach, Florida. We lease approximately 12,600 square feet of office space for an annual expense of approximately $358,000 under a lease agreement which expires in January 2019.

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

Golden Magnesium owns and operates a magnesium facility capable of producing 12,000 metric tons of pure magnesium per year located on approximately 1,068,117 square feet of land located in Yueyang, of Gu County, in the Shanxi Province, China. The land use rights expire in January 2061.

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

CDI Jixiang Metal holds the zinc ore mining rights to approximately 51 acres of land located in the Yongshun Kaxi Lake Mining area, obtained in 2004 from the Ministry of Land and Resources. We are in the process of renewing the lease for these mining rights as the current lease expired in October 2009. We are in the process of renewing the lease for these mining rights.  See Note 9 – Property Use Rights to our financial statements included in this report. In addition, we have a land lease agreement with a Yanjing County Government agency for approximately 96,000 square feet of land on which expires on January 12, 2016. We have paid $7,878 for 10 years rent through January 2016 under this land lease agreement. As of the date of this report, mining operations have not commenced, we have not established a reserve on this property and we do not have a timetable for when we may sell these assets.

CDI Metal operates from a 14,000 square foot manufacturing and office space located at 1258 Nangang Road, Nanhui District, Shanghai, China. The term of the lease is from January 1, 2008 to December 31, 2017 for a commitment of approximately $17,000 annually.

CDI China leases an approximately 1,350 square foot office in Taiyuan, China for an annual expense of approximately $15,700 pursuant to a lease agreement that will expire in December 2011.  We closed this office as part of our consolidation of our Magnesium segment administrative offices in Taiyuan, China with the administrative offices of YiWei Magnesium.

CDI Beijing leases an approximately 2,009 square foot office space located in Beijing, China for an annual expense of approximately $25,726 that expires in June 2014.

CDI Shanghai Management leases approximately 2,981 square feet of office space in Shanghai for an annual expense of approximately $105,182 (RMB 686,700) per year. The lease expires on December 31, 2012.

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

On November 3, 2011, the Court issued an order granting Sunskar’s petition to compel arbitration against CDI Trading, denied the petition to compel arbitration against China Direct and stayed the federal court action pending completion of the arbitration. On December 5, 2011, we received confirmation that a three member arbitration panel under the Maritime Arbitration Rules has been appointed in New York.

See Note 17 ?C Commitments and Contingencies in our audited consolidated financial statements included in this report.

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

	High	Low
Fiscal 2010 (12 Months):
October 1, 2009 to December 31, 2009	$1.56	$1.16
January 1, 2010 to March 31, 2010	1.87	1.54
April 1, 2010 to June 30, 2010	1.59	1.11
July 1, 2010 to September 30, 2010	$1.34	$0.92

Fiscal 2011 (12 Months):
October 1, 2010 to December 31, 2010	$2.22	$1.10
January 1, 2011 to March 31, 2011	1.83	1.17
April 1, 2011 to June 30, 2011	1.42	0.85
July 1, 2011 to September 30, 2011	$1.17	$0.76

As of December 16, 2011 there were approximately 19 shareholders of record of our common stock. The number of record holders does not include beneficial owners of common stock whose shares are held in the names of banks, brokers, nominees or other fiduciaries.

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

Not applicable for a smaller reporting company.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

The following discussion and analysis of our consolidated financial condition and results of operations for the fiscal year ended September 30, 2011September 30, 2010, and for the transition period ended September 30, 2009, should be read in conjunction with the consolidated financial statements and other information presented in this Annual Report on Form 10-K.

We have defined various periods that are covered in this report as follows:

•	“fiscal 2012” — October 1, 2011 through September 30, 2012
•	“fiscal 2011” — October 1, 2010 through September 30, 2011
•	“fourth quarter of fiscal 2011” – July 1, 2011 through September 30, 2011
•	“fiscal 2010” — October 1, 2009 through September 30, 2010.

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

As of September 30, 2011, our Magnesium segment represents our largest segment by assets and revenues. We manufacture and sell pure magnesium and related by-products sourced and produced in China. We also purchase and resell magnesium products sourced and produced in China by third parties. We do not engage in the use of “conflict minerals,” which are not necessary to the functionality or production of our magnesium products, nor do we manufacture or contract to manufacture our products from Democratic Republic of the Congo or adjoining countries. Magnesium is the lightest and strongest of the structural metals; it is one fourth the weight of steel, two fifths the weight of titanium and two thirds the weight of aluminum. Magnesium is used in a variety of markets and applications due to the physical and mechanical properties of the element and its alloys. Magnesium ingots are the feedstock for the manufacturing process of titanium and aluminum alloying. Magnesium powder and granules are used as a desulphurizer that removes sulfur in the production process of steel. Also, various types of magnesium alloys which are produced from the pure magnesium ingots we make are used in aircraft, automobile parts, and in electronic equipment such as computers, cameras and cellular phones.

Our Basic Materials segment engages in the sale and distribution of basic resources within China and the global purchase and sale of industrial commodities which includes mineral ores and non-ferrous metals. In this segment we sell and distribute a variety of products in China including industrial grade synthetic chemicals, steel products and nonferrous metals. Additionally, within this segment we hold the rights to mining properties and are considering the acquisition of additional rights to adjacent mining sites and the partial or full sale of our interest in this business.

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

Our Performance

We experienced significant revenue growth in fiscal 2011. Total revenues in fiscal 2011 amounted to $187.8 million, an increase of $75.1 million compared to fiscal 2010, as a result of an increase in revenues across all of our business segments, specifically an increase of $48.7 million within our Magnesium segment, $16.2 million within our Consulting segment, and $10.1 million within our Basic Materials segment. During fiscal 2011, our Magnesium segment produced, sold or distributed approximately 36,637 metric tons of magnesium products, including 3,484 metric tons of magnesium powder and 467 metric tons of magnesium alloys, generating revenues of $99.9 million compared to the production, sale and distribution of approximately 21,786 metric tons and revenues of $51.1 million in fiscal 2010. During fiscal 2011, our Basic Materials segment generated revenues of $68.9 million compared to $58.8 million in fiscal 2010. Also during fiscal 2011, our Consulting segment generated revenues of $19.0 million compared to $2.8 million in fiscal 2010.

Our gross profit in fiscal 2011 totaled $19.5 million, an increase of $12.3 million, or 171.1%, compared to fiscal 2010, primarily as a result of an increase of $10.2 million in gross profit within our Consulting segment, $1.4 million within our Magnesium segment, and $0.7 million within our Basic Materials segment, respectively. At the same time, we experienced a decline in gross margins within our business segments, specifically a margin contraction of 18.6 percentage points within our Consulting segment due to higher one-time transactional costs associated with services provided to two new client companies while gross margins remained flat within our Magnesium and Basic Materials segment, respectively, due to higher input costs, including labor, raw materials, and non-cash depreciation related costs.

Total net operating expenses increased $1.6 million in fiscal 2011 compared to fiscal 2010, primarily as a result of an increase of $1.4 million within our Magnesium segment, and $0.8 million within our Basic Materials segment, partially offset by a decrease of $0.6 million within our Consulting segment in selling, general and administrative expenses.

In fiscal 2011, we recognized a realized loss of $0.4 million on certain marketable securities available for sale in fiscal 2011 compared to a realized gain of $2.1 recorded in fiscal 2010. In fiscal 2011, we recognized a gain of $3.1 million on disposal of discontinued operations for an all cash sale transaction to divest our 51% ownership interest in Pan Asia Magnesium, to Bloomgain Investment Limited (“Bloomgain”), an unrelated British Virgin Islands company. This gain was partially offset by a disposal loss of $0.1 million from discontinued operations, upon the completion of our unwinding of CDI Magnesium.

Our Outlook

During fiscal 2011, the overall economic environment improved, helping us to achieve strong growth in our business. However, we still face a number of challenges in continuing the growth of our business, which is primarily tied to the overall health of the global economy. For fiscal 2012, we plan to continue adding our magnesium production capacity internally and through the planned strategic acquisition of Golden Trust and Lingshi Magnesium which have a combined production capacity of 32,000 metric tons per year. We also intend to expand the operations of our U.S. based industrial commodities business to meet current market demand and streamline our other PRC based subsidiaries. At September 30, 2011 we had $44.8 million of working capital including $12.6 million in cash and cash equivalents.

China’s growth rate slowed to approximately 9.4% in the quarter ending September 30, 2011, the lowest rate within the last two years as the European debt crisis and weaker demand has put the global economic recovery in jeopardy and pushed China’s export-driven manufacturing activities to its lowest levels in the past three years. Furthermore, China’s housing market and particularly its real estate construction market experienced a significant correction due to a tighter regulatory environment, bank lending curbs, and slower demand during the fiscal period.  In response to this slowdown, China’s Central Bank cut the nation’s commercial banks’ reserve requirement ratio by 0.5 percentage point, the first such cut since December 2008, in order to provide additional liquidity for commercial lending. This represents a significant shift in China’s economic policy signaling that China has put economic growth at the top of its agenda, rather than concerns about inflation.

Magnesium segment. According to the International Magnesium Association (IMA), an industry trade group, from January to September, 2011 China’s domestic magnesium exports totaled approximately 316,000 metric tons, up 9.7% compared to the same period of 2010. Our average magnesium sales price over fiscal 2011 was $2,703 per metric ton, which incrementally improved over the course of the year compared to an average magnesium sales price of $2,348 in fiscal 2010. The overall trend reflected an improved worldwide demand pattern, characterized by a gradual increase in prices throughout fiscal 2011, driven by an increased demand from the global aerospace, automotive and consumer electronics sectors. This was followed by a softening in overall demand beginning in October 2011 mostly due to renewed concerns over the European debt crisis and a slowdown in China’s manufacturing activities. We also began limited production at our Baotou Changxin Magnesium facility in May of 2011 after completing an upgrade to enable the facility to utilize either more energy efficient waste gas or coal to fuel its furnaces and to increase its annual production capacity to 24,000 metric tons. In October of 2011 we temporarily halted production at this facility as part of our rationalization plan to achieve more effective utilization rates based on current magnesium demand trends. In fiscal 2011 we also tested new techniques and production methods in producing magnesium alloys at Chang Magnesium, and produced 403 metric tons of magnesium alloys in fiscal 2011 including 262 metric tons completed in the fourth quarter of fiscal 2011.

On August 30, 2011 we entered into a series of agreements to acquire a 100% ownership interest in Golden Trust and an 80% ownership interest in Lingshi Magnesium Industry for an aggregate of $26.7 million. Additionally, on September 15, 2011 we completed $3.1 million all cash sale of our 51% ownership interest in Pan Asia Magnesium, a discontinued operation, to Bloomgain Investment Limited (“Bloomgain”), an unrelated British Virgin Islands company. The disposition of Pan Asia was part of management’s overall plan to focus its Magnesium segment operations on the management of facilities previously owned or controlled by Yuwei Huang, a member of our board of directors and Executive Vice President within our Magnesium segment.

            Based on the current trends and quoting activities, and indications from the economic activities worldwide, management believes that magnesium demand and prices are poised to further consolidate in the first half of fiscal 2012 and will begin to increase progressively beginning in the second half of fiscal 2012. In management’s view, the long term industry trends for magnesium are very favorable and we intend to continue with our plan to further streamline and consolidate our own production capacity through both internal fiscal control and the planned strategic acquisition of Golden Trust and Lingshi Magnesium, to position ourselves as the future leader in the production and distribution of magnesium products.

Basic Materials Segment. In fiscal 2011 we experienced stronger demand than in fiscal 2010 in this segment due to strength in our end markets in China. However, the overall domestic market for our products began to soften in the fourth quarter of fiscal 2011, resulting in a weaker pricing environment in both our specialty chemicals and construction steel sales. For fiscal 2011, total revenues from our specialty chemical sales increased $6.5 million largely driven by sales in the first three quarters of fiscal 2011 while related gross margins remained relatively flat compared to fiscal 2010. For fiscal 2011, total revenues from our construction steel sales and gross margins decreased $0.7 million and 0.3 of a percentage point, respectively, compared to fiscal 2010, primarily due to a tightening regulatory environment and a slowdown in China urban real estate development. Our industrial commodities business began contributing to revenues in fiscal 2011 as we began product shipments of iron ore to China from Mexico.

In fiscal 2011, we sold $4.3 million of iron ore sourced from Mexico which contributed to higher gross margins in this segment. In the fourth quarter of fiscal 2011, we experienced delays in completing additional shipments out of Mexico due a longer than expected timeframe to receive environmental permits needed to process the iron ore to meet our customer’s specifications. Subsequent to the end of fiscal 2011 we received the required environmental permits and expect revenue from iron ore shipments sourced from Mexico will ramp throughout fiscal 2012. We also entered into agreements to source iron ore in Chile and Bolivia in fiscal 2011. Our operations in Chile experienced shipping delays due to a longer than expected timeframe to receive port authority approval to export the iron ore. The required approval was received in the first quarter of fiscal 2012. In Bolivia, we established logistics and materials processing capabilities late in fiscal 2011, and additionally, we are working with several suppliers with an engineering specialist to further strengthen our sourcing capabilities. We believe revenue from iron ore shipments sourced from Chile and Bolivia will ramp throughout fiscal 2012 and that our efforts in securing new sources of supply in this business will lead to further sales increase within this segment in fiscal 2012.

       Consulting Segment. In fiscal 2011 total revenues from our Consulting segment increased $16.2 million, primarily due to higher fees we earned from consulting and advisory services provided to two new client companies. Management believes that demand for our services from PRC companies seeking to list, or currently trading on, U.S. equity markets will remain strong in fiscal 2012. In the fourth quarter of fiscal 2011, we launched a marketing initiative for our new One-Stop China ValueTM  program in an effort to capitalize on the current environment. This program is designed to implement a broad range of strategies to enhance and maximize shareholder value for China-based U.S. listed companies. We primarily focus our marketing efforts on companies with good corporate governance, management integrity, and the potential for growth and profitability. Other marketing plan includes sponsoring trade symposiums, investment forums, and forming strategic alliances with industry and trade associations under the auspices of the Chinese Government.

In addition to potential transaction fees, we also anticipate receiving additional client fees generated from our ongoing annual service contracts. Management expects that revenues from transactional and activity–based fees from our existing clients and our current pipeline of prospects will be sufficient to support our advisory operations in the U.S. Overall Management foresees our Consulting segment will remain an important revenue and earnings driver for our future growth in the years to come.

RESULTS OF OPERATIONS

Total Consolidated Revenues

Total Consolidated revenues and operating expenses by segment for fiscal 2011 and fiscal 2010 are as follows:

	Twelve Months Ended September 30
	2011		2010

(Dollars in thousands)	Revenues	% of Revenues	Revenues	% of Revenues	% Increase (Decrease)
Magnesium segment	$99,880	53%	$51,145	45%	95%
Basic Materials segment	68,927	37%	58,829	52%	17%
Consulting segment	19,007	10%	2,769	3%	586%
Total Consolidated Revenues	$187,814	100%	$112,743	100%	67%

Total consolidated revenues for fiscal 2011 amounted to $187.8 million, an increase of 66.6% compared to fiscal 2010 as a result of increases in revenues across all of our segments, particularly within our Magnesium and consulting segments.

Summary of Selected Financial Information

	Twelve Months Ended September 30, 2011		Twelve Months Ended September 30, 2010

(Dollars in thousands)	Amount	%	Amount		%	% Increase (Decrease)
Total Revenues	$187,814	100%		$112,743	100%	67%
Cost of revenues	168,342	90%		105,560	94%	59%
Gross profit	19,472	10%		7,183	6%	171%
Total net operating (expenses)	12,944	7%		11,374	10%	14%
Operating income (loss)	$6,527	3%	$	(4,191)	(4)%	n/a
Net income (loss) attributable to common stockholders	$9,239	5%		$(3,314)	(3)%	n/a

Total revenues for fiscal 2011 increased $75.1 million or 66.6% compared to fiscal 2010 as a result of an increase of $48.7 million within our Magnesium segment, $16.2 million within our Consulting segment, and $10.1 million within our Basic Materials segment.

Cost of revenues in fiscal 2011 increased $62.8 million or 59.5% compared to fiscal 2010 as a result of a cost of revenue increase of $47.3 million or 95.8% within our Magnesium segment, $9.4 million or 16.9% within our Basic Materials segment, and $6.1 million within our Consulting segment.

Total net operating (expenses) increased $1.6 million in fiscal 2011 compared to fiscal 2010, primarily as a result of an increase of $1.4 million in operating expenses net of other operating income within our Magnesium segment, $0.8 million in selling, general and administrative expenses within our Basic Materials segment, partially offset by a decrease of $0.6 million in general and administrative expenses within our Consulting segment.

Total consolidated operating income for fiscal 2011 amounted to $6.5 million compared to total consolidated operating loss of $4.2 million for fiscal 2010 as a result of an increase in total consolidated revenues of $75.1 million, an increase in gross profit of $12.3 million and gross margins of 4.0 percentage points, partially offset by an increase of net operating expenses of $1.6 million.

Net income (loss) attributable to common stockholders in fiscal 2011 totaled $9.2 million compared to a loss of $3.3 million in fiscal 2011 primarily as a result of an increase in total consolidated operating income of $10.6 million, income from discontinued operations, net of tax related to the sale of our 51% interest in Pan Asia Magnesium for $3.1 million, partially offset by an increase in total other expenses of $1.2 million, primarily due to a lack of $2.1 million in one-time realized gain in fiscal 2010 on the sale of our marketable securities available-for-sale, and an increase in income tax expense of $0.1 million. Net income in the fourth quarter of fiscal 2011 attributable to China Direct Industries was $1.5 million. After the inclusion of accumulated accounting adjustments (see Note 12 - Capital Stock for details), net income attributable to common stockholders in the fourth quarter of fiscal 2011 was $2.2 million as compared to a loss of ($2.8 million) recorded in the fourth quarter of fiscal 2010.

Segment Information

A summary of our operating results, by segment, for fiscal 2011, and fiscal 2010, are as follows:

Magnesium Segment
	Twelve Months Ended September 30,		Increase (Decrease)
	2011	2010
(Dollars in thousands)
Revenues	$93,295	$43,789	49,506
Revenues - related party	6,585	7,356	(771)
Total revenues	99,880	51,145	48,735
Cost of revenues	96,690	49,391	47,299
Gross profit (loss)	3,190	1,754	1,436
Total operating expenses	4,055	2,651	1,404
Operating income (loss)	$(865)	$(897)	32

Basic Materials Segment
	Twelve Months Ended September 30,		Increase (Decrease)
(Dollars in thousands)	2011	2010

Total revenues	$68,927	$58,829	$10,098
Cost of revenues	65,135	55,734	9,401
Gross profit	3,792	3,095	697
Total operating expenses	3,663	2,921	742
Operating income (loss)	$129	$174	(45)

Consulting Segment
	Twelve Months Ended September 30,		Increase (Decrease)
(Dollars in thousands)	2011	2010

Total revenues	$19,007	$2,769	$16,238
Cost of revenues	6,517	435	6,082
Gross profit	12,490	2,334	10,156
Total operating expenses	5,226	5,802	576
Operating income (loss)	$7,264	$(3,468)	10,732

Magnesium Segment Operating Results

Total Revenues. Magnesium segment revenues for fiscal 2011 totaled $99.9 million including related party revenues, an increase of $48.7 million or 95.3% compared to fiscal 2010, primarily as a result of an increase in international demand, with a 15.1% increase in our average magnesium sales price, and a 68.2% increase in our sales volumes.

Revenues – Related Party. Revenues – Related Party totaled $6.6 million including $5.8 million of magnesium revenues and $0.8 million of processing service revenues, in fiscal 2011, a decrease of $0.8 million or 10.5% compared to fiscal 2010, primarily as a result of our ability to place customer orders directly with supplying entities rather than through related party entities.

Gross Profit. Gross profit in fiscal 2011 totaled $3.2 million, an increase of $1.4 million or 81.9% with gross margins of 3.2% compared to 3.4% of fiscal 2010. The improvement in gross profit was primarily as a result of 68.2% increase in our total sales volume compared to fiscal 2010, with total revenues increased 95.3%, partially offset by a decrease in gross profit margins by 0.2 of a percentage point.  Gross profits were inclusive of $2.5 million in depreciation expenses in fiscal 2011 as compared to $1.3 million in fiscal 2010.  The $1.2 million increase in depreciation expenses was primarily related to the low utilization rates as we restarted production at previously idle facilities and the acquisition of Ruiming Magnesium. Prior to depreciation, our gross profit margin was 5.7% for fiscal 2011and and 6.1% for fiscal 2010.

Operating Expenses. Net operating expenses in fiscal 2011 totaled $4.1 million, an increase of $1.4 million or 53.0% compared to fiscal 2010, primarily as a result of an increase of $1.7 million in operating costs primarily as a result of a $1.2 million increase in operating costs at Ruiming Magnesium inclusive of $1.0 million of depreciation related expenses, and a $0.4 million increase in operating costs at Golden Magnesium.

Basic Materials segment

Revenues. In fiscal 2011, revenues in the Basic Materials segment totaled $68.9 million, an increase of $10.1 million or 17.2% compared to fiscal 2010, primarily as a result of an increase of $6.5 million in our industrial chemical sales and $4.3 million in our iron ore sales, partially offset by a decrease of $0.7 million in construction related steel sales due to a reduced demand in a slower China urban infrastructure expansion.

Gross Profit. In fiscal 2011 our gross profit within this segment totaled $3.8 million, an increase of $0.7 million or 22.5% while our gross margins remained relatively flat at 5.5% compared to fiscal 2010, primarily due to an increase of $10.1 million in revenues with higher gross margins from our iron ore sales while gross margins from our specialty industrial chemical and construction steel sales remained relatively flat.

Operating Expenses. In fiscal 2011 our operating expenses within this segment totaled $3.7 million, an increase of $0.7 million compared to fiscal 2010, primarily as a result of a litigation cost accrual and additional selling and commission expenses.

Consulting segment

Revenues. In fiscal 2011 the Consulting segment revenues totaled $19.0 million, an increase of $16.2 million or compared to fiscal 2010. These increases were primarily attributable to $18.1 million in fees we earned for consulting services provided to two new client companies, partially offset by a reduction in fees due to the expiration of two client service contracts. Our revenues within this segment primarily consist of consulting and advisory service fees we received from certain publicly traded U.S. companies with their primary business operations located in the PRC, and we receive a fixed number of shares of their marketable securities or fees from those client companies, including both recurring and one-time transaction fees for services we provide to them.

Gross Profit. In fiscal 2011 our gross profit within this segment totaled $12.5 million or an increase of $10.2 million compared to fiscal 2010, which was primarily due to an increase of $16.2 million in consulting service revenues. In fiscal 2011 our gross margins were 65.7%, a decrease of 19 percentage points, primarily due to $6.0 million in transactional costs associated with services provided to a new client company in the third quarter of fiscal 2011.

Operating Expenses. In fiscal 2011 our operating expenses within this segment totaled $5.2 million, a decrease of $0.6 million or 9.9% compared to fiscal 2010. Our operating expenses within this segment include general and administrative expenses for both our U.S. headquarters and China-based operations, and executive management. The decrease of operating expenses in fiscal 2011 was primarily due to a reduction of $0.4 million in stock based compensation and $0.3 million in consulting fees, partially offset by an increase in travel related expenses.

Total Other Income (Expense)

Total other expense in fiscal 2011 amounted to $0.5 million compared to total other income of $0.7 million in fiscal 2010, an increase of $1.2 million, primarily due to a realized loss of $0.4 million recognized in fiscal 2011 on sale of our marketable securities available-for-sale compared to a realized gain of $2.1 million on sale of our marketable securities available-for-sale incurred in fiscal 2010, partially offset by the absence of a $1.3 million impairment charge incurred in fiscal 2010.

Income Tax (Expense) Benefit

Income tax expenses for fiscal 2011totaled $0.2 million compared to an income tax expense of $0.06 million for fiscal 2010, primarily attributable to our US-sourced taxable income within our Consulting segment and China-sourced taxable income within our Basic Materials segment.

Net Income (Loss) from Continuing Operations

Net Income from continuing operations for fiscal 2011 totaled $5.8 million compared to net loss of $3.6 million in fiscal 2010. This operating improvement was primarily due to an increase of $75.1 million in total revenues, $12.3 million in gross profit, resulting in a $10.7 million increase in total operating income, partially offset by a $1.2 million increase in total other expense.

Discontinued Operations

Gain on disposal of discontinued operations, net of tax, totaled $3.0 million in fiscal 2011, which was primarily attributable to a one-time gain we recognized on the sale of our 51% interest in Pan Asia Magnesium for $3.0 million , including the reversal of $0.1 million in unamortized litigation costs we previously accrued, partially offset by a $0.1 impairment loss incurred in connection with the dissolution of CDI Magnesium. There was no gain or loss reported from our discontinued operations in fiscal 2010.

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

As a result of these translations, we reported a foreign currency translation gain of $2.8 million in fiscal 2011 compared to $1.3 million in fiscal 2010. This non-cash gain had the effect of increasing our reported total comprehensive income. This item is discussed in further detail in Note 3 – Comprehensive Income in our notes to consolidated financial statements included in this report.

Unrealized Gain/(Loss) on Marketable Securities Available for Sale, Net of Income Tax

Unrealized loss on marketable securities available for sale net of income taxes for fiscal 2011 totaled $4.2 million compared to unrealized loss of $0.9 million in fiscal 2010 due to changes in the fair value of marketable securities available-for-sale we received from our client companies for consulting services.

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

Total Comprehensive Income (Loss)

Total comprehensive income in fiscal 2011 totaled $7.5 million compared to total comprehensive loss of $3.2 million in fiscal 2010, primarily as a result of $8.9 million in net income, partially offset by $1.4 million in Total Other Comprehensive Loss, including an unrealized gain of $2.8 million in foreign currency translations and an unrealized loss of $4.2 million on changes in fair value of our marketable securities available-for-sale.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate amounts of cash to meet its needs for cash. At September 30, 2011 our working capital totaled $44.8 million compared to $30.3 million at September 30, 2010.

Our cash balance at September 30, 2011 totaled $12.6 million, an increase of $2.5 million compared to September 30, 2010. During fiscal 2011 we received cash inflow of $3.8 million from the sale of 2,222,233 shares of our common stock, at a price of $1.80 per share, $3.1 million on disposal of our 51% interest in Pan Asia Magnesium, a discontinued operation, $1.7 million in contributions from our noncontrolling interest owners, and $0.9 million from net cash proceeds on sale of our marketable securities available-for-sale, before considering a $2.7 million positive effect of exchange rate on cash. The cash inflow was partially offset by cash outflow of $6.8 million used in operating activities, and $3.4 million for capital expenditures in investing activities.

During fiscal 2011, we executed our original plan to use our magnesium holdings as a basis to raise capital and expand our magnesium holdings by acquiring the remaining 48% noncontrolling interest in Golden Magnesium, a production facility for approximately $6.1 million, payable by way of issuance of 4,879,280 shares of our unregistered common stock, valued at $1.25 per share. Additionally, on August 30, 2011 we entered into a series of agreements to acquire a 100% ownership interest in Golden Trust and an 80% ownership interest in Lingshi Magnesium for an aggregate of $26.7 million in a combination of cash, our common stock and other assets. Completion of this acquisition is subject to our shareholders’ approval of the issuance of our common stock under the agreements to acquire these companies. Although either party may terminate these agreements if the transaction does not close by December 31, 2011, the parties are in discussions to extend the closing date while we seek the required regulatory and shareholder approval. These magnesium facilities are owned or controlled by Yuwei Huang, an executive officer and director of our company and Kong Tung, a director of our company.

We may need to raise additional working capital to fund expected growth in our Magnesium segment and our industrial commodities business. While we do not anticipate any difficulties in raising the additional capital as needed we do not presently have any firm commitment from any third parties and it is possible that we may not be able to raise the capital upon terms acceptable to us.  In addition, delisting of our securities from trading by NASDAQ could adversely affect the market liquidity of our common stock and our ability to obtain financing. In that event, our ability to grow may be limited until the capital markets are more readily accessible.

The use of internet technologies has substantially increased the vulnerability of information systems, including a fast growing threat on the Internet for the theft of sensitive corporate data. Inadequate cyber network security increases the opportunity for manipulation, falsification, or alteration of our sensitive corporate records, including accounting data. Unauthorized or inappropriate access to accounting information may make it difficult to ensure that valid and accurate transactions are recorded, processed, and reported. During fiscal 2011, we employed two IT service providers in the United States and China to safeguard our cyber security, including detecting system vulnerability and enhancing our cyber security, including maintaining access and password policies, digital signatures, disk locks, firewalls, digital certificates and other control measures, to prevent any potential organized cyber attack against our networks and computer systems. A cyber security attack may present an adverse effect, which may temporarily interrupt our computer networks, business operations, and delay management’s ability to record, access and report accurate and relevant financial information in a timely manner to the user groups. In fiscal 2011, we did not incur any incident of a cyber-security related breach, and believe our current cyber security expenditures to be adequate. In fiscal 2012, we plan to continue maintaining our cyber security measures and deployment, and do not anticipate cyber security-related costs will pose any adverse material impact on our liquidity and financial condition in the near future.

The following table provides certain selected balance sheet comparisons between September 30, 2011 and September 30, 2010:

(Dollars in Thousands)	September 30, 2011	September30, 2010	Increase /(Decrease)
Cash	$12,563	$10,111	$2,452
Marketable securities	8,293	2,221	6,072
Accounts receivable, net	20,428	15,236	5,192
Accounts and other receivable – related party	9,598	7,680	1,918
Inventories, net	9,626	6,373	3,253
Prepaid expenses and other assets	14,389	8,552	5,837
Total current assets	76,987	55,989	20,998
Property and equipment, net	36,874	37,512	(638)
Total assets	116,335	95,862	20,473

Accounts payable and accrued expenses	15,469	11,251	4,218
Accounts and other payable - related party	4,590	3,974	616
Advances from customers	3,821	2,797	1,024
Other payables	4,316	1,074	3,242
Notes payable – short terms	2,657	5,614	(2,957)
Total current liabilities	$32,203	$25,667	$6,536

We maintain cash and cash equivalents in the United States and China. At September 30, 2011 and September 30, 2010, bank deposits by geographic area (reclassified to reflect discontinued operations), was as follows:

Country	September 30, 2011		September 30, 2010
United States	$3,909,095	31%	$4,851,329	48%
China	8,654,031	69%	5,259,489	52%
Total cash and cash equivalents	$12,563,126	100%	$10,110,818	100%

As of September 30, 2011, a substantial portion of our cash balance, 69%, was in the form of RMB held in bank accounts at financial institutions located in the PRC as compared to 52% as of September 30, 2010, due to our current magnesium expansion plan in China. Cash held in banks in the PRC is not insured. The value of cash on deposit in China of $8.7 million at September 30, 2011 has been converted based on the exchange rate as of September 30, 2011. In 1996, the Chinese government introduced regulations, which relaxed restrictions on the conversion of the RMB; however restrictions still remain, including but not limited to restrictions on foreign invested entities. Foreign invested entities may only buy, sell or remit foreign currencies after providing valid commercial documents at only those banks authorized to conduct foreign exchanges. Furthermore, the conversion of RMB for capital account items, including direct investments and loans, is subject to PRC government approval. Chinese entities are required to establish and maintain separate foreign exchange accounts for capital account items. We cannot be certain Chinese regulatory authorities will not impose more stringent restrictions on the convertibility and outflow of RMB, especially with respect to foreign exchange transactions. Accordingly, cash on deposit in banks in the PRC is not readily deployable by us for purposes outside of China.

Current assets as of September 30, 2011 totaled $77.0 million, an increase of 37.5% compared to September 30, 2010. Current liabilities as of September 30, 2011 totaled $32.2 million, reflecting an increase of 25.5% from our September 30, 2010 balance.

A summary of total assets by segment and discontinued operations at September 30, 2011 and at September 30, 2010 is as follows:

(Dollars in thousands)	September 30, 2011	September 30, 2010
Magnesium segment	$65,321	$62,415
Basic Materials segment	31,287	22,988
Consulting segment	19,727	10,212
Discontinued Operations	-	247
Total	$116,335	$95,862

The following table provides detail of selected balance sheet items by segment as of September 30, 2011:

(Dollars in thousands)	Magnesium	Basic Materials	Consulting	Consolidated
Investment in marketable securities available-for-sale	$-	$-	$8,293	$8,293
Accounts receivable	2,739	13,497	4,192	20,428
Accounts and other receivable – related party	8,205	1,383	11	9,599
Inventories, net	5,650	3,976	-	9,626
Prepaid expenses and other current assets	6,767	5,401	2,221	14,389
Total current assets	29,657	27,880	19,450	76,987

Accounts payable and accrued expenses	4,813	8,187	2,469	15,469
Loans payable – short term	-	2,207	450	2,657
Accounts and other payable – related party	1,013	400	3,177	4,590
Advances from customers and deferred revenues	625	2,926	270	3,821
Other payables	61	4,236	19	4,316
Total current liabilities	$7,170	$18,637	$6,396	$32,203

Our marketable securities available-for-sale as of September 30, 2011 totaled $8.3 million, an increase of $6.1 million compared to September 30, 2010, primarily due to $7.3 million in shares we received from China Education International, Inc. in fiscal 2011, based on their fair market value on the measurement date, for our consulting services provided to this new client company, partially offset by a $1.2 million decrease in the carrying value of other marketable securities available- for-sale we held.

Our accounts receivable as of September 30, 2011 totaled $20.4 million, an increase of $5.2 million compared to September 30, 2010, primarily as a result of an increase of $5.3 million in accounts receivable net of allowance for doubtful accounts within our Basic Materials segment, $4.0 million in accounts receivable for consulting services provided to a new client company within our Consulting segment, partially offset by a decrease of $3.7 million and $0.4 million in net accounts receivables and notes receivable, respectively, within our Magnesium segment. Our Consulting segment generally receives a full payment in advance for consulting services to be provided, primarily in the form of our client company’s common stock. For transactions in which we advise a new client company on entering into the U.S. public market for the first time, it may take some additional time for us to receive our transaction fees due to the necessary compliance and regulatory filing process. Our Basic Materials and Magnesium segments generally offer payment terms to its customers of 90 days.

Inventories as of September 30, 2011 totaled $9.6 million, an increase of $3.3 million compared to September 30, 2010, primarily as a result of an increase of $1.7 million within our Basic Materials segment and $1.6 million within our Magnesium segment due to increased production to meet customer demand.

Prepaid expenses and other current assets consist of prepayments to vendors for inventory, other receivables, loans receivable, VAT tax refunds, and security deposits. Prepaid expenses and other current assets as of September 30, 2011 totaled $14.4 million, an increase of $5.8 million compared to September 30, 2010, primarily due to an increase of $4.9 million in prepayments to suppliers of raw materials within our Basic Material segment, and an increase of $0.9 million in advances for working capital to client companies within our Consulting segment.

Accounts payable and accrued expenses represent payables associated with the general operations within each segment, including accrued payrolls. Accounts payable and accrued expenses as of September 30, 2011 totaled $15.5 million, an increase of $4.2 million compared to September 30, 2010, primarily as a result of an increase of $4.6 million within our Basic Materials segment and 2.2 million for consulting transaction related fees payable within our Consulting segment, partially offset by a decrease of $2.6 million, including $1.5 million in deferred compensation, within our Magnesium segment.

Accounts and other payable – related party represent payables owed to the related parties for transactions occurred in the ordinary course of business or other financial events. As of September 30, 2011, accounts and other payable – related party totaled $4.6 million, an increase of $0.6 million compared to September 30, 2010, primarily as a result of an increase of $0.9 million within our Magnesium segment, and $0.4 million within our Basic Materials segment, partially offset by $0.7 million within our Consulting segment.

Advances from customers and deferred revenues represent prepayments for products or services, which have not yet been shipped or provided. Advances from customers and deferred revenues as of September 30, 2011 totaled $3.8 million, an increase of $1.0 million compared to September 30, 2010, primarily as a result of an increase of $1.4 million in advance from customers within our Basic Materials segment, and $0.2 million in deferred revenues, partially offset by a decrease of $0.6 million in advance from customers within our Magnesium segment.

Consolidated Statement of Cash Flows

In fiscal 2011, our net increase in cash totaled $2.5 million, which was comprised of $6.2 million provided by financing activities, $2.7 million provided by the effect of prevailing exchange rate on our cash position, and $0.4 million provided by investing activities, partially offset by $6.8 million used in operating activities.

In fiscal 2010, our net decrease in cash totaled $2.7 million, which was comprised of $11.9 million used in operating activities, partially offset by $5.0 million provided by financing activities, $2.7 million provided by investing activities and the effect of prevailing exchange rate provided on our cash position of $1.4 million.

Cash Used in Operating Activities

Net cash used in operating activities during fiscal 2011 totaled $6.8 million, which primarily consisted of adjustments to reconcile non-cash items, including $18.5 million in fair value of non-cash marketable securities we received for consulting services provided to our client companies, and cash outflow of $5.9 million in prepaid expenses and other assets, $3.3 million in inventories, and a decrease of $1.9 million in accounts receivable and other assets – related party, which were partially offset by cash inflow of $8.8 million from our net income, $6.4 million in fair value of non-cash market securities we paid for services, an increase of $3.4 million in other payables, and $3.8 in depreciation and amortization costs.

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

Cash (Used in) Provided by Investing Activities

Net cash provided by investing activities during fiscal 2011 totaled $0.4 million, primarily as a result of cash inflow of $3.1 million on disposal of our discontinued operations, and $0.8 million on sale of our marketable securities available-for-sale, partially offset by cash outflow of $3.4 million on purchases of property, plant, and equipment from our continuing operations.

Net cash provided by investing activities during fiscal 2010 totaled $2.7 million, primarily as a result of $5.9 million in proceeds from our sales of marketable securities available for sale, partially offset by $1.5 million we paid in cash for our acquisition of an 80% interest in Ruiming Magnesium, and $1.8 million of our capital expenditures in property, plant, and equipment.

Cash Provided by Financing Activities

            Net cash provided by financing activities during fiscal 2011 totaled $6.2 million, primarily as a result of cash inflow of $3.9 million in net proceeds from our sales of stock and warrant exercises, $1.7 million in cash contribution from our noncontrolling interest owners, and a decrease of $3.5 million in restricted cash, partially offset by cash outflow of $3.0 million for payment of outstanding loans.

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

In 2008, holders of our Series A Preferred Stock converted 11,944 shares out of the 12,950 shares of the Series A Preferred Stock. As of September 30 2011, 1,006.25 shares of Series A Preferred remained outstanding. In fiscal 2011 we paid dividends of $80,515, including $60,390 in the form of our common shares at an average of $1.24 per share and $20,125 in cash.

Noncontrolling Interest

At September 30, 2011, our consolidated balance sheet reflects a total noncontrolling interest of $15.7 million, of which $12.0 million was attributable to our Magnesium segment after giving effect to our May 2011 acquisition of a 48% interest in Golden Magnesium for $6.1 million in exchange for 4,879,280 shares of our unregistered common stock valued at approximately $6.1 million, and $3.7 million in our Basic Materials segment.

The following table provides information regarding the noncontrolling interest by segment:

Segment	September 30, 2011	September 30, 2010
Magnesium segment	$12,002,000	$16,741,614
Basic Materials segment	3,716,281	3,258,934
Consulting segment	-	-
Total	$15,718,281	$20,000,548

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

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results when ultimately realized could differ from those estimates. Significant estimates in the fiscal 2011 and fiscal 2010 include the allowance for doubtful accounts of accounts receivable, stock-based compensation, and the useful life of property, plant and equipment.

Fair Value of Financial Instruments

We follow ASC 820, “Fair Value Measurements and Disclosures,” as amended by Financial Accounting Standards Board (FASB) Financial Staff Position (FSP) No. 157 and related guidance. Those provisions relate to our financial assets and liabilities carried at fair value and our fair value disclosures related to financial assets and liabilities. ASC 820 defines fair value, expands related disclosure requirements and specifies a hierarchy of valuation techniques based on the nature of the inputs used to develop the fair value measures. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, assuming the transaction occurs in the principal or most advantageous market for that asset or liability.

There are three levels of inputs to fair value measurements - Level 1, meaning the use of quoted prices for identical instruments in active markets; Level 2, meaning the use of quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active or are directly or indirectly observable; and Level 3, meaning the use of unobservable inputs. We use Level 1 inputs for our fair value measurements whenever there is an active market, with actual quotes, market prices, and observable inputs on the measurement date. We use Level 2 inputs for our fair value measurements whenever there are quoted prices for similar securities in an active market or quoted prices for identical securities in an inactive market. And, we use observable market data whenever available.

Marketable Securities

Our marketable securities available-for-sale are carried at fair value. We make fair value measurements for the carrying amount of the marketable securities available-for-sale quarterly pursuant to ASC 820, “Fair Value Measurements and Disclosures,” as amended by Financial Accounting Standards Board (FASB) Financial Staff Position (FSP) No. 157 and related guidance. And, we record an unrealized gain/(loss) on changes in fair value of such marketable securities in the equity section of our balance sheet as Other Comprehensive Income (OCI), pursuant to ASC 320, “Investments – Debt and Equity Securities”. We make an analysis at the least on an annual basis to determine if and when such unrealized (loss) has become other than temporarily impaired, and reclassify it as a realized (loss) into our current period’s net income/(loss). This determination is based on a number of factors, including but not limited to (i) the percentage of the decline, (ii) the severity of the decline in relation to the enterprise/market conditions, and (iii) the duration of the decline. It’s further discussed in Note 2 of our financial statements included in this report.

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

All securities (exclusive of preferred stock and common stock purchase warrants) received from our clients as compensation are quoted either on the Over the Counter Bulletin Board or the Pink Sheets. The securities are typically restricted as to resale. Our policy is to liquidate securities received as compensation when market conditions are favorable for sale. As these securities are often restricted, we are unable to liquidate these securities until the restriction is removed. We recognize revenue for common stock based on the fair value at the time common stock is granted and for common stock purchase warrants based on the Black-Scholes valuation model. Unrealized gains or losses on marketable securities available-for-sale and on marketable securities available-for-sale - related party are recognized as an element of comprehensive income based on changes in the fair value of the security as quoted on an exchange or an inter-dealer quotation system. Once liquidated, a realized gain or lose on the sales of marketable securities available-for-sale and marketable securities available-for-sale - related party is reflected in our net income for the period in which the securities are liquidated.

Comprehensive income

We follow ASC 205, “Presentation of Financial Statements,” and ASC 220, “Reporting Comprehensive Income,” to recognize the elements of comprehensive income. Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive income for fiscal 2011 and fiscal 2010 included net income, foreign currency translation adjustments, unrealized gains or losses on marketable securities available for sale, net of income taxes, and unrealized gains or losses on marketable securities available for sale-related party, net of income taxes.

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

Cautionary Note Regarding Forward-Looking Information and Factors That May Affect Future Results

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This Annual Report on Form 10-K and other written and oral statements that we make from time to time contain such forward-looking statements that set out anticipated results based on management’s plans and assumptions regarding future events or performance. We have tried, wherever possible, to identify such statements by using words such as “anticipate,??“estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will” and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results of current and anticipated sales efforts, expenses, the outcome of contingencies, such as legal proceedings, and financial results. A list of factors that could cause our actual results of operations and financial condition to differ materially is set forth below, and these factors are discussed in greater detail under Item 1A – “Risk Factors” in this report:

•	Fluctuations in the pricing and availability of magnesium and in levels of customer demand.
•	Changes in the prices of magnesium and magnesium-related products.
•	Our ability to implement our expansion plans for growing our business through increased magnesium production capacity and acquisitions and development of our industrial commodities business.
•	Fluctuations in the cost or availability of coke gas and coal.
•	Loss of orders from any of our major customers.
•	Impact of proposed acquisition of Golden Trust and Lingshi Magnesium and interest of our directors and executive officers in such transaction.
•	Our ability to effectively integrate our acquisitions and to manage our growth and our inability to fully realize any anticipated benefits of acquired business.
•	The value of the equity securities we accept as compensation is subject to adjustment which could result in losses to us in future periods.
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
•
Yuwei Huang, our executive vice president – magnesium, director and an officer of several of our magnesium subsidiaries his daughter Lifei Huang and Kong Tung is also an owner and executive officer of several companies which directly compete with our magnesium business.

•	The impact of a loss of our land use rights.
•	Our ability to comply with the United States Foreign Corrupt Practices Act which could subject us to penalties and other adverse consequences.
•	Limits under the Investment Company Act of 1940 on the value of securities we can accept as payment for our business consulting services.
•	Our acquisition efforts in future periods may be dilutive to our then current shareholders.
•	The risks and hazards inherent in the mining industry on the operations of our basic materials segment.
•	Our inability to enforce our rights due to policies regarding the regulation of foreign investments in the PRC.
•	The impact of environmental and safety regulations, which may increase our compliance costs and reduce our overall profitability.
•	The effect of changes resulting from the political and economic policies of the Chinese government on our assets and operations located in the PRC.
•	The impact of Chinese economic reform policies.
•	The influence of the Chinese government over the manner in which our Chinese subsidiaries must conduct our business activities.
•	The impact on future inflation in the PRC on economic activity in the PRC.
•	The impact of any natural disasters and health epidemics in China.
•	The impact of labor laws in the PRC may adversely affect our results of operations.
•	The limitation on our ability to receive and use our revenues effectively as a result of restrictions on currency exchange in the PRC.
•	Fluctuations in the value of the RMB.
•	Delisting of our securities from trading by NASDAQ.
•	The market price for shares of our common stock has been and may continue to be highly volatile and subject to wide fluctuations.

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

Our financial statements are contained in pages F-1 through F- 35, which appear at the end of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

            We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), to allow timely decisions regarding required disclosure. Management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2011. Based on that evaluation solely as a result of the significant deficiencies in our internal control over financial reporting identified in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were not effective as of June 30, 2011.

The specific significant deficiencies identified by our management were as follows:

•	A lack of a fully integrated corporate-wide financial accounting system,
•	A lack of qualified accounting personnel who have sufficient knowledge in dealing with the complex U.S. GAAP accounting and financial issues in our cross border operations.

A “significant deficiency” is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of a registrant’s financial reporting.  And, a “material weakness” is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements would not be prevented or detected on a timely basis. We expect the significant deficiencies will be remediated by the end of fiscal 2012. Until such time, however, as these significant deficiencies in our internal control over financial reporting are remediated, we expect to have continuing weaknesses in our internal control over financial reporting, disclosure controls and related procedures.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that, due to the significant deficiencies described above, our internal control over financial reporting was not effective as of September 30, 2011.

Remediation of Significant Deficiencies and Material Weakness in Internal Control Over Financial Reporting

We believe the following actions we have taken and are taking will be sufficient to remediate the significant deficiencies described above:

▪
Since 2009 we held annual corporate-wide accounting training sessions; and in fiscal 2011 we conducted our annual accounting training session in Sanya, China, and will continue to conduct ongoing corporate-wide accounting and internal control training for our accounting personnel.

▪	We have implemented an internal review process over financial reporting to review all recent accounting pronouncements and verify that the accounting treatment indentified in such report have been fully implemented and confirmed by our independent registered public accountants;
▪
We are in the early stage of a phased corporate-wide implementation of Ufida NC Enterprise Resources Planning (ERP) system. In August, 2011, we completed our first phase implementation at Golden Magnesium. Currently we are in the process of rolling out this implementation at additional magnesium facilities starting November, 2011.  Upon its full completion within our Magnesium segment anticipated in late 2012, this system will enhance our management and reporting capabilities, standardize process and management’s access to financial reports in a timely manner; and

▪
In fiscal 2011, we conducted a targeted internal audit within our Magnesium segment in China, and will continue to augment ongoing reviews and supervisions of our internal control over financial reporting.

Through our increased awareness and remediation efforts, we have remediated a material weakness identified in our Form 10-K for the fiscal year ended September 30, 2010, and believe that our actions have resulted in an improvement in our internal control over financial reporting in fiscal 2011. Specifically, we initiated an earlier phase of corporate-wide ERP implementation, conducted ongoing US GAAP trainings, and through our internal reviews and improved control procedures, we identified certain prior accounting errors and made appropriate error corrections and disclosures, to prevent potential future material misstatements. In addition, we plan to make improvement throughout fiscal 2012 to achieve our overall remediation target and objectives. Management believes that the actions described above will remediate the remaining significant deficiencies we have identified. As we work towards improvement of our internal control over financial reporting and implement the remediation measures, we may supplement or modify these remediation measures as appropriate.

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

Changes in Internal Control

There were no changes in our internal control over financial reporting identified in connection with the evaluation of our controls performed during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Set forth below are the names and ages of our directors and their principal occupations at present and for at least the past five years. Our directors are elected to serve until the next annual meeting of stockholders and until their respective successors have been duly elected and qualified. Our executive officers are appointed by our Board and serve until their successors have been duly appointed and qualified. There are, to our knowledge, no agreements or understandings by which these individuals were so selected. No family relationships exist between any directors or executive officers, as such term is defined in Item 402 of Regulation S-K promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Board has adopted independence standards for directors that conform to the standards required by the Nasdaq Marketplace Rule for listed companies. Based on our independence standards, the Board has affirmatively determined that all of its directors other than Yuejian (James) Wang, Ph.D, Yuwei Huang and Kong Tung are independent.

Name	Age	Position with the Company
Yuejian (James) Wang, Ph.D	49	Chief Executive Officer, President and Chairman of Board
Yuwei Huang	57	Executive Vice President – Magnesium and Director
David M. Barnes	68	Director
Sheldon Steiner	78	Director
Philip Y. Shen, Ph.D.	67	Director
Adam Wasserman	47	Director
Kong Tung	58	Director

Business Experience of Directors

Dr. Wang has served as our CEO and Chairman of the board since August 2006. Dr. Wang, a co-founder of China Direct Investments, has served as its CEO and Chairman of its board since its inception in January 2005. Dr. Wang has also been a member of the board of CIIC Investment Banking Services (Shanghai) Company Limited from June 2004 to 2007. From 2001 to 2004, he was President and Chairman of the board of Genesis Pharmaceuticals, Inc. (formerly Genesis Technology Group, Inc.). From 2000 until 2001, Dr. Wang was President, Chief Operating Officer and director of China Net & Technologies, Inc., a technology firm. From 2000 until 2001, Dr. Wang was Vice President, Chief Operating Officer and director of Ten Sleep Corporation, a California-based integrated Internet company that acquired and licensed technology, identified, acquired and developed development-stage technology and service entities and focused on the internet infrastructure market-PC, application-ready devices. From January 2000 until November 2000, Dr. Wang was President of Master Financial Group, Inc., a St. Paul, Minnesota-based company which was a wholly-owned subsidiary of Ten Sleep Corporation that provided consulting services for small private and public entities in the area of corporate finance, investor relations and business management. Between 1997 and 2000, Dr. Wang was a research scientist and Assistant Professor, Lab Director at the University of Minnesota, School of Medicine. Dr. Wang received a Bachelor of Science degree from the University of Science and Technology of China in He Fei, China in 1985, a Master of Science Degree from the Shanghai Second Medical University, Shanghai, China in 1988, and his Ph.D. degree from the University of Arizona in 1994.

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

Mr. Barnes is a certified public accountant and has been a member of our board since April 2007. Mr. Barnes is the chairman of our audit committee and serves on our compensation committee, nominating committee and corporate governance committee. Mr. Barnes brings over 45 years experience working with both public and private companies. Since December 2008, Mr. Barnes has been the President and since February 2009 has been the Chief Executive Officer and Chairman of the Board of Directors of MDwerks, Inc. (OTCBB:MDWK). Mr. Barnes had served as the audit committee chairman and a member of the compensation committee of the board of MDwerks, Inc. from November 2005 until December 2008. MDwerks, Inc. which ceased operations in January 2011 marketed digital pens and associated software and customer service. Since October 2010, Mr. Barnes has been the Chief Financial Officer of Kat Gold Holdings Corp. (OTCBB:BVIG), a natural resources exploration stage company, formed for the purpose of locating, mining and selling gold and other precious metal properties. From April 1996 through July 2006, Mr. Barnes served as Executive Vice President, Chief Financial Officer and a director of Solar Thin Films, Inc. (OTCBB:SLTZ) (formerly American United Global, Inc., (OTCBB:AUGB). From 2002 to February 2009, Mr. Barnes was a consultant to management of numerous companies.  In this role, from May 2006 to November 2007, Mr. Barnes was Chief Financial Officer and a director of Cyber Defense Systems, Inc. (OTCBB:CYDF), a designer and builder of manned and unmanned surveillance airships. From March 2006 to June 2008, Mr. Barnes was the Chief Financial Officer of Neah Power Systems, Inc. (OTCBB:NPWS), a developer of porous silicon based fuel cells. In addition, Mr. Barnes was a director of Echometrics, Inc. (formerly Searchhelp, Inc.) from April 2005 to February 2009 (OTCBB:EHMI), Thinkpath, Inc. from May 2005 to February 2009 (OTCBB:THPHF) and Medical Solutions Management, Inc. from December 2007 to December 2008 (OTCBB: MSMT). Thinkpath, Inc. filed for protection under Chapter 11 of the U.S. Bankruptcy code in March 2008. Mr. Barnes began his career as an auditor for the accounting firm of Laventhol & Horwath and is a graduate of C.W. Post College.

With his prior experience in accounting and as the chief financial officer and other executive positions with both private and public companies, Mr. Barnes brings our board significant financial, accounting and business expertise.

            Mr. Steiner has been a member of our board since April 2007. Mr. Steiner is Chairman of the compensation committee and a member of the audit committee and nominating and corporate governance committee.  Mr. Steiner has over 52 years of both public and private accounting experience. From October 2008 to February 2010, Mr. Steiner served as a member of the board of directors of MDwerks, Inc. (OTCBB:MDWK).  From 2003 to 2005 Mr. Steiner served as a managing director for American Express Tax and Business Services, Inc. From 2003 to 2007 Mr. Steiner was a principal of Millward & Co. CPAs. From 2006 to 2007 Mr. Steiner was a managing director of RSM McGladrey.  Mr. Steiner currently serves as a Senior Vice President at Valley Bank in south Florida and is a member of the Fort Lauderdale Chamber of Commerce Trustees and the Broward Economic Development Council.  He is a graduate of the City College of New York.

With his prior accounting and management experience with both private and public companies, Mr. Steiner brings our board significant financial, accounting and business expertise.

Dr. Shen possesses over three decades of high level experience in international sales and marketing, manufacturing, mergers/acquisitions, cross border investment, combined with his cultural background and fluency in Chinese dialects.  For more than the past 20 years, Dr. Shen has held numerous positions with Leggett and Platt, Inc., a Fortune 500 Company that manufactures a broad variety of engineered components and products for customers worldwide.  Prior to his retirement at Leggett and Platt, Inc., Dr. Shen held the position of president of its Asia Pacific operations where he was responsible for business development, sales and marketing, sourcing and manufacturing, mergers and acquisitions, licensing and cross-cultural negotiations in the company’s Asia Pacific region.  Since his retirement in 2008, Dr. Shen has been engaged in international consulting representing clients in the area of cross-border investment and marketing.  In addition, since 2004, Dr. Shen has published a monthly publication, China Insights, which reports on a variety of topics important to business development and bi-directional trade.  Dr. Shen earned a Ph.D. degree in biochemistry from Western Michigan University in 1971.

With his vast experience in international business and cross-border investments with companies operating worldwide, particularly in Asia, Dr. Shen provides our board with significant business and executive level management expertise.

Mr. Wasserman has served as a member of our board since January 2010.  Since November 1999, Mr. Wasserman has been the chief executive officer of CFO Oncall, Inc. and CFO Oncall Asia, Inc. (collectively “CFO Oncall”), a Weston, Florida based provider of accounting services specializing in Securities and Exchange Commission financial reporting, budgeting and planning, mergers and acquisitions, audit preparation services, accounting, automated systems, banking relations and internal controls. Through CFO Oncall, Mr. Wasserman has served as the chief financial officer of a number of private and publicly held companies including Transax International Limited since May 2005, Gold Horse International, Inc. from July 2007 to September 2011, Oriental Dragon Corp. since July 2010 and Apps Genius Corp. since February 2011. From June 1991 to November 1999 Mr. Wasserman was a Senior Audit Manager at American Express Tax and Business Services, in Fort Lauderdale, Florida where his responsibilities included supervising, training and evaluating senior accounting staff members, work paper review, auditing, maintaining client relations, preparation of tax returns and financial statements. From September 1986 to May 1991, Mr. Wasserman was employed by Deloitte & Touche, LLP where his assignments included public and private company audits and Securities and Exchange Commission reporting, tax preparation and planning, management consulting, systems design, staff instruction and recruiting. Mr. Wasserman is a member of the American Institute of Certified Public Accountants, a director, treasurer and executive board member of the Gold Coast Venture Capital Association and is a director and audit committee member of the publicly held company Bohai Pharmaceuticals Group, Inc. since July 2010. Mr. Wasserman holds a Bachelor of Science Degree from the State University of New York at Albany.

With his prior accounting experience with both private and public companies and in particular, his experience working with companies with significant operations in China, Mr. Wasserman brings our board significant financial and accounting expertise.

Mr. Tung has served as a member of our board of since May 2011 and has been the president and a member of the board of directors of Golden Magnesium since 2008.  Since 2003, Mr. Tung has served as the president of Golden Trust which owns and operates a magnesium production facility in China.  Mr. Tung has been the president of Beauty East since 1995 and its chairman since 1999. Beauty East owns a 48% interest in Golden Magnesium. Mr. Tung graduated from Shanxi University, China in 1978 with a degree in engineering.

With his prior experience in the management and operation of a magnesium production facility in China, Mr. Huang provides our board with technical and operational expertise as well as the benefit of his significant knowledge of all aspects of the production and sale of magnesium and various related products.

Executive Officers

Executive officers of our company, and their ages as of the date of this report, are as follows:

Name	Age	Position with the Company
Yuejian (James) Wang, Ph.D	49	Chairman, President and Chief Executive Officer
Yuwei Huang	57	Executive Vice President - Magnesium
Andrew X. Wang	49	Executive Vice President and Chief Financial Officer
Lazarus Rothstein	53	Executive Vice President, General Counsel and Secretary

            See section entitled “Item 1. Business – Employees – Executive Officers of the Company”, for a brief description of the business experience and educational background of Dr. Wang and Messrs. Huang, Wang and Rothstein.

Compliance with Section 16(a) of the Exchange Act

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(d) of the Securities Exchange Act of 1934 during the fiscal year ended September 30, 2010 and Forms 5 and amendments thereto furnished to us with respect to the fiscal year ended September 30, 2010, as well as any written representation from a reporting person that no Form 5 is required, we are not aware that any officer, director or 10% or greater shareholder failed to file on a timely basis, as disclosed in the aforementioned Forms, reports required by Section 16(a) of the Securities Exchange Act of 1934 during the fiscal year ended September 30, 2011 with the exception of one Form 4 filing by Kong Tung in connection with one acquisition of stock a Form 4 filing in connection with his appointment as a director of our company, one Form 4 filing by Lazarus Rothstein in connection with two stock compensation awards, one Form 4 filing by Yuejian (James) Wang in connection with one stock compensation award, and one Form 4 filing by Andrew X. Wang in connection with one stock compensation award. Each of these reports were inadvertently filed late.

Board Committees

The board has standing audit, compensation and nominating and corporate governance committees. Information concerning the current membership and function of each committee is as follows:

Board of Directors Committee Membership
Director	Audit Committee Member	Compensation Committee Member	Nominating and Governance Committee Member
Yuejian (James) Wang, Ph.D.
David Barnes	X(1)	X	X
Sheldon Steiner	X	X(1)	X(1)
Yuwei Huang
Philip Y. Shen, Ph.D.	X	X	X
Adam Wasserman	X
———————
(1)	Denotes Chairman.

Audit Committee. The audit committee is responsible to the board for the areas of audit and compliance, and oversees our financial reporting process, including monitoring the integrity of the financial statements and the independence and performance of the registered public accounting firm and supervises our compliance with legal and regulatory requirements. The current members of the audit committee are Messrs. Barnes (Chairman), Steiner and Wasserman and Dr. Shen. The board has determined that each of Messrs. Barnes, Steiner and Wasserman are “audit committee financial experts” as defined under Securities and Exchange Commission rules. The board has affirmatively determined that none of the members of the audit committee have a material relationship with us that would interfere with the exercise of independent judgment and each of the members of the audit committee are “independent” as defined in Rule 5605(a)(2) of the Nasdaq Marketplace Rules. The audit committee held 14 meetings during fiscal 2011.

Compensation Committee. The compensation committee is responsible for establishing and reviewing our compensation and employee benefit policies.  The members of the compensation committee are Messrs. Steiner (Chairman) and Barnes and Dr. Shen, each of whom are “independent” directors within the meaning of the applicable Securities and Exchange Commission and Nasdaq Marketplace Rules.

The compensation committee reviews and recommends to the board for approval the compensation for our Chief Executive Officer and all of our other executive officers, including salaries, bonuses and grants of awards under, and administration of, our equity incentive plans.  The compensation committee, among other things, reviews and recommends to the board employees to whom awards will be made under our equity incentive plans, determines the number of options or shares of restricted common stock to be awarded, and the time, manner of exercise and other terms of the awards. During fiscal 2011 the compensation committee took action by written consent one time.

Compensation Committee Interlocks and Insider Participation. During fiscal 2011, each of Messrs. Steiner and Barnes and Dr. Shen were the members of the compensation committee; Mr. Steiner served as the Chairman of the committee.

Each of Messrs. Steiner and Barnes and Dr. Shen:

•	was not, during the fiscal year ended September 30, 2011, an officer or employee of our company,
•	was not formerly an officer or employee of our company, or
•	did not have any relationship requiring disclosure by us under Certain Relationships and Related Transactions appearing in Item 13 of this report.

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

The nominating and corporate governance committee received no security holder recommendations for nomination to the board in connection with the annual meeting of shareholders. Drs. Wang and Shen and Messrs. Barnes, Steiner, Huang, Wasserman and Tung are incumbent directors standing for reelection.

During fiscal 2011 the nominating and corporate governance committee met one time.

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

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by this item will be contained in our Proxy Statement and is incorporated herein by this reference.

Summary Compensation Table

The following table summarizes all compensation recorded by us in fiscal 2011 and fiscal 2010:

•	our principal executive officer or other individual serving in a similar capacity during fiscal 2011;
•	our two most highly compensated executive officers other than our principal executive officer who were serving as executive officers at September 30, 2011 whose compensation exceed $100,000; and
•	up to two additional individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer at September 30, 2011.

For definitional purposes these individuals are sometimes referred to as the “named executive officers” as that term is defined under Rule 3b-7 of the Securities Exchange Act of 1934. The value attributable to any stock or option awards is computed in accordance with ASC Topic 718 (formerly FAS 123R).  None of our named executive officers received compensation in the form of Non-Equity Incentive Plan Compensation, Nonqualified Deferred Compensation Earnings, or any other forms of compensation in excess of the $10,000 in the aggregate in fiscal 2011 and fiscal 2010.  The amounts reflected in columns (d) and (e) represent the dollar amount recognized for financial statement reporting purposes with respect to fiscal 2011 and fiscal 2010 for the fair value of securities granted in each respective year in accordance with ASC Topic 718. Pursuant to Securities and Exchange Commission rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions.  Our methodology, including its underlying estimates and assumptions used in calculating these values, is set forth in Note 2 to our audited financial statements included in our annual report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended September 30, 2011. These amounts reflect our accounting expense for these awards, and do not correspond to the actual value that may be realized upon exercise.

Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Total ($) (j)
Yuejian (James) Wang, Ph.D. (1)	2011	537,500	-	40,592	-	602,286
	2010	487,500	-	193,461	-	680,961

Andrew X. Wang (2)	2011	204,500	-	30,500	-	235,000
	2010	161,802	-	15,556	-	177,358

Lazarus Rothstein (3)	2011	207,000	-	55,319	-	241,984
	2010	180,000	-	50,851	-	230,851

Footnotes to Summary Compensation Table.
———————
(1)
Dr. Wang has served as our Chief Executive Officer, President and Chairman since January 2009. From August 2006 through December 2008 Dr. Wang served as Chief Executive Officer. The amounts in column (e) represent the grant date fair value of the following awards in (i) fiscal 2011 of 26,882 shares of stock granted on December 31, 2010 and (ii) fiscal 2010: 213,700 shares of stock granted on February 26, 2010 and 31,450 shares granted on April 27, 201. All awards were made pursuant to the 2008 Executive Stock Incentive Plan.

(2)
Mr. Wang was appointed as our Chief Financial Officer on December 23, 2009 and from August of 2009 through December 2009 was a consultant to us.  The amounts in column (e) represent the grant date fair value of 11,729 shares of stock granted during fiscal 2010.  All awards were made pursuant to the 2008 Executive Stock Incentive Plan and the 2008 Non Executive Stock Incentive Plan.

(3)
Mr. Rothstein has served as Executive Vice President, General Counsel and Secretary since February 2009 and as Vice President, General Counsel and Secretary since April 2008. The amounts reflected in column (e) represent the grant date fair value of the following awards in (i) fiscal 2011 of 14,516 shares awarded on December 31, 2010 and 20,000 shares of restricted stock awarded on February 1, 2011 that vest, 10,000 shares on February 15, 2012, 5,000 shares on May 15, 2012 and 5,000 shares on August 15, 2012 and (ii) fiscal 2010: 16,985 shares of restricted stock awarded on April 27, 2010 which vested on May 17, 2010 and 10,000 shares of common stock awarded on May 18, 2010.  All awards were made pursuant to the 2008 Executive Stock Incentive Plan.

Outstanding Equity Awards at Year End

The following table provides information concerning unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding at September 30, 2010:

	OPTION AWARDS					STOCK AWARDS
Name (a)	Number of Securities Underlying Unexercised options (#) (b)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock that have not Vested (#) (g)(1)	Market Value of Shares or Units of Stock that have not Vested ($) (h)(2)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or other Rights that have not Vested ($) (j)
Yuejian (James) Wang	500,000			7.50	1/1/2013	-	-	-	-
	500,000			10.00	1/1/2014	-	-

Andrew X. Wang	-	-	-	-	-	-	-	-	-

Lazarus Rothstein	-	-	-	-	-	20,0000	$33,400	-	-

(1)	This column reflects the number of shares of our restricted common stock awarded to the respective named executive officer that had not yet vested as of September 30, 2011.
(2)
Determined based on the closing market price of our common stock on February 1, 2011, the date of award. The shares will vest as follows: 10,000 on February 15, 2012, 5,000 on May 15, 2012 and 5,000 on August 15, 2012.

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

On December 31, 2010, based on the approval of our Compensation Committee, Dr. Wang was awarded 26,882 shares of our restricted common stock which vested on February 17, 2011.

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

Effective December 23, 2009, Andrew Wang, was appointed as our Executive Vice President and Chief Financial Officer.  We agreed to pay Mr. Wang an annual base salary of $160,000 payable in cash plus an aggregate of $60,000 payable in quarterly payments of $15,000 in cash or our common stock at our option, on March 21, 2010, June 21, 2010, September 21, 2010 and December 21, 2010 during the term of his employment. If a quarterly payment is made in stock, the number of shares to be issued on the date of each award will be computed by dividing $15,000 by the closing price of our common stock on the date we grant the stock. In addition, Mr. Wang is entitled to participate in our health, dental and life insurance plan.

On April 27, 2010, based on the approval of our Compensation Committee, Mr. Wang was awarded a bonus of 5,035 shares of our restricted common stock which vested on May 17, 2010.

Effective January 1, 2011, we agreed to pay Mr. Wang an annual base salary of $160,000 payable in cash plus an aggregate of $80,000 payable in quarterly payments of $20,000 in cash or our common stock at our option, on March 31, 2011, June 20, 2011, September 30, 2011 and December 31, 2011. If quarterly payments are made in stock, the number of shares to be issued on the date of each award will be computed by dividing $20,000 by the closing price of our common stock on the date such payment is due. In addition, Mr. Wang is entitled to participate in our health, dental and life insurance plan.

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

Lazarus Rothstein has served as our Executive Vice President, General Counsel and Secretary since February 2009 and as Vice President, General Counsel and Secretary since April 2008. Effective January 1, 2009, Mr. Rothstein’s annual base salary was $180,000 per year, is entitled to certain discretionary bonuses in fiscal 2010 and fiscal 2011 and to participate in our health, dental and life insurance plan and receives a cellular telephone allowance. On April 2, 2009, Mr. Rothstein was awarded 10,000 shares of our common stock as a discretionary bonus and on April 27, 2010, was awarded a bonus of 16,985 shares of our restricted common stock which vested on May 17, 2010 and 10,000 shares were awarded on May 18, 2010. The shares of our restricted common stock were subject to the terms and conditions of our restricted stock award agreement as approved by our compensation committee.

On December 31, 2010, based on the approval of our Compensation Committee, Mr. Rothstein was awarded 14,516 shares of our restricted common stock which vested on February 17, 2011. Effective as of January 1, 2011, Mr. Rothstein’s annual base salary was $220,000 per year and included an award of 20,000 shares of our restricted common stock which vest 10,000 shares on February 15, 2012, 5,000 shares on May 15, 2012 and 5,000 shares on August 15, 2012, respectively.  In addition, Mr. Rothstein is entitled to certain discretionary bonuses in fiscal 2011, participation in our health, dental and life insurance plan and receives a cellular telephone allowance.

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

Director Compensation

The board’s general policy on director compensation is that compensation for non-employee directors should consist of both cash and equity based compensation. The following table summarizes the compensation paid by us to our directors during fiscal 2011.

Director Compensation Table for fiscal 2011(1)

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (2)	Total ($)
Yuejian (James) Wang (3)	-	-	-
Yuwei Huang (3) (4)	-	-	-
Kong Tung (3) (5)	-	-	-
David Barnes	$41,928	$-	$41,928
Sheldon Steiner	$30,000	$-	$30,000
Philip Y. Shen	$30,000	$-	$30,000
Adam Wasserman	$24,000	$-	$24,000

(1)
No members of the board received compensation in the form of option awards, Non-Equity Incentive Plan Compensation, Nonqualified Deferred Compensation Earnings, or any other forms of Compensation in excess of the $10,000 in the aggregate in fiscal 2011.

(2)	There were no stock awards to directors in fiscal 2011.

(3)
In accordance with our board’s general policy directors who are full time employees (currently Dr. Wang and Messrs. Huang and Tung) are not paid for board service in addition to their regular employee compensation.

(4)
Mr. Huang has served as Executive Vice President – Magnesium since February 2009 and as Chief Executive Officer of our subsidiary Chang Magnesium since June 2006.  In fiscal 2011 Mr. Huang’s base salary from our subsidiaries was $162,380. In fiscal 2010 Mr. Huang’s base salary from our subsidiaries was $306,592.

(5)	Mr. Tung did not receive any compensation from us an employee during fiscal 2011. Mr. Tung became a director of our company in May 2011.

Director Compensation for fiscal 2011

On June 3, 2010 the board approved the following annual compensation for non-employee directors.

Name	Annual Retainer ($)	Restricted Stock Award (Shares)
David Barnes(1)	$34,000	31,000
Sheldon Steiner	$30,000	31,000
Philip Y. Shen	$30,000	31,000
Adam Wasserman	$24,000	24,000

(1) Audit committee chairman.

The annual retainer covers all board meetings and includes attendance fees. The annual retainers are paid in quarterly installments in advance for the period from May 28, 2010 through May 27, 2011.  The restricted common stock vests equally over four quarters on August 28, 2010, November 28, 2010, February 28, 2011 and May 28, 2011 but only if the director is still a director of our company at the time of vesting.  The shares of restricted stock which have not vested hold voting rights and are eligible for the payment of dividends, if the board were to declare dividends on our common stock.  The grant of restricted stock is made in addition to the directors’ annual cash retainers.

Director Compensation for fiscal 2012

On November 17, 2011 the board approved the following annual compensation for non-employee directors (currently all directors other than Dr. Wang and Messrs. Huang and Tung).

Name	Annual Retainer	Stock Award (Shares)
David Barnes(1)	$33,000	45,500
Sheldon Steiner	$29,000	45,500
Philip Y. Shen	$29,000	45,500
Adam Wasserman	$29,000	45,500

(1) Audit Committee chairman.

The cash retainer will cover all board meetings and includes attendance fees for the period from December 1, 2011 through September 30, 2012 (the “Service Period”). The cash retainer may be paid no less frequently than in advance quarterly installments of $8,250 for the periods from December 1, 2011 through August 31, 2012, a payment of $2,750 on September 1, 2012 and a one-time payment of $1,500 upon adoption of this compensation plan for Messrs. Steiner and Wasserman and Dr. Shen and quarterly payments of $9,350 over the same quarterly period, a payment of $3,250 on September 1, 2012 and a one-time payment of $1,700 for Mr. Barnes who serves as the chairman of the Company’s Audit Committee.  The stock awards for all board members will be paid as follows: an aggregate of 28,450 shares of the Company’s restricted common stock will vest over the Service Period as follows: 8,525 shares on March 1, 2012, 8,525 shares on June 1, 2012, 8,525 shares on September 1, 2012 and 2,875 shares on October 1, 2012 but only if the director is still a director of our company at the time of vesting.  An additional 17,050 shares of our common stock shall be issuable to each non-employee director as compensation for the period from June 1, 2011 through November 30, 2011.  The shares of restricted stock which have not vested hold voting rights and are eligible for the payment of dividends, if the board of directors were to declare dividends on our common stock.  The grant of stock is made in addition to the directors’ cash retainers and supersedes the stock award for the period from June 1, 2011 to November 30, 2011 payable under the director compensation plan adopted by our board of directors on June 3, 2010.  We may pay the non-employee directors cash in lieu of issuing shares of our common stock if the average volume weighted average price (VWAP) of our common stock over the 10 trading days prior to the date shares are issuable by us to the non-employee director (the “10 Day VWAP”) is less than $2.00 per share.  The amount of cash payable by us in lieu of issuing shares to non-employee directors shall be computed by multiplying the number of shares issuable to the non-employee director by the 10 Day VWAP.

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

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Plan category(1)
Plans approved by our shareholders:
2006 Equity Plan	12,000	$7.50	9,988,000
2008 Executive Stock Incentive Plan	-	-	628,303
2008 Non-Executive Stock Incentive Plan	-	-	1,086,161
Plans not approved by shareholders:
2006 Stock Plan	-	$-	189,605

(1)
For a description of each of the Plans listed in this table, see “Note 12 – Capital Stock – Stock Incentive Plans” to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011, as filed with the Securities and Exchange Commission.

Principal Shareholders

At December 16, 2011 we had 40,614,416 shares of common stock issued and outstanding. The following table sets forth information known to us as of January 26, 2011 relating to the beneficial ownership of shares of our common stock by:

•	each person who is known by us to be the beneficial owner of more than 5% of our outstanding common stock;
•	each director and nominee;
•	each named executive officer; and
•	all named executive officers and directors as a group.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership (2)	Percentage of Class (2)
Yuejian (James) Wang (3)	5,447,032	13.1%
Kong Tung (4)	1,315,020	3.2%
Yuwei Huang (5)	1,169,231	2.9%
Andrew X. Wang (6)	48,129	*
Lazarus Rothstein (7)	36,501	*
David Barnes (6)	7,750	*
Sheldon Steiner (6)	87,775	*
Philip Shen (6)	102,080	*
Adam Wasserman (6)	57,717	*
All directors and executive officers as a group (nine persons)	8,271,235	20.0%
          ———————
         *represents less than 1%

(1)	Except as otherwise noted below, the address of each of the persons shown in the above table is c/o China Direct Industries, Inc., 431 Fairway Drive, Suite 200, Deerfield Beach, Florida 33441.

(2)
Includes, where applicable, shares of common stock issuable upon the exercise of options to acquire common stock held by such person that may be exercised within 60 days after December 16, 2011. Also includes unvested shares of restricted stock as to which such person has voting power but no dispositive power. Unless otherwise indicated, the Company believes that all persons named in the table above have sole voting power and/or investment power with respect to all shares of common stock beneficially owned by them.

(3)
The number of shares beneficially owned by Dr. Wang includes: 422,032 shares of common stock presently outstanding; 4,000,000 shares of common stock held by Dragon Fund Management LLC ("Dragon Fund"), an entity in which Dr. Wang owns 1% of the membership interests and holds 50% of the voting control; 25,000 shares of common stock held by Wang Management, LLC, an entity in which Dr. Wang holds 50% of the voting control; options to purchase 500,000 shares of common stock at an exercise price of $7.50 expiring on January 1, 2013; options to purchase 500,000 shares of common stock at an exercise price of $10.00 expiring on January 1, 2014. Dr. Wang disclaims beneficial ownership of our common stock owned by Dragon Fund and Wang Management, LLC except to the extent of his pecuniary interest in these entities.

(4)	The number of shares beneficially owned by Mr. Tung includes 1,315,020 shares of common stock presently outstanding and owned directly by Mr. Tung.

(5)
The number of shares beneficially owned by Mr. Huang includes 400,000 shares of common stock presently outstanding and owned directly by Mr. Huang, 769,231 shares of common stock presently outstanding and owned by Pine Capital, a company which is owned or controlled by Mr. Huang and excludes: up to an additional 1,244,344 shares of our common stock Pine Capital may receive pursuant to an Equity Transfer Agreement CDI China entered into with Pine Capital and Yiwei Magnesium  in connection with its July 2010 purchase of an 80% interest in Ruiming Magnesium.

(6)	The number of shares beneficially owned does not include any shares that may be issued in the future as compensation in lieu of cash, payable at our option.

(7)
The number of shares beneficially owned by Mr. Rothstein includes 16,501 shares of our common stock presently outstanding and 20,000 shares of our restricted common stock which vests 10,000 shares on February 15, 2012 and  5,000 shares on May 15, 2012 and 5,000 shares on August 15, 2012.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this item will be contained in our Proxy Statement and is incorporated herein by this reference.

Transactions with Related Persons

From time to time we engage in transactions with related parties.  The following is a summary of the related party transactions reflected on our consolidated balance sheet at September 30, 2011 and Note 11 to our consolidated financial statements for the fiscal year ended September 30, 2011.

List of Related Parties

We have specified the following persons and entities as related parties with ending balances as of September 30, 2011 and September 30, 20010:

•
Yuwei Huang, is executive vice president of our Magnesium segment, a member of the board of directors, chief executive officer and chairman of Chang Magnesium, chairman of Baotou Changxin Magnesium, chairman of YiWei Magnesium, chief executive officer and vice chairman of Golden Magnesium, a beneficial owner of a 13.75% interest in Golden Trust that is held by Baotou Chang, as Trustee, a beneficial owner of a 100% interest in Taiyuan Yiwei Magnesium Industry Co., Ltd.;;

•	Taiyuan YiWei Magnesium Industry Co., Ltd., a company organized under the laws of the PRC (“YiWei Magnesium”), is a minority interest owner in Chang Magnesium;

•	Lifei Huang, is the daughter of Yuwei Huang;
•
Lifei Huang, holds a 100% interest in Pine Capital Enterprises Inc., a company organized under the laws of the Cayman Islands (“Pine Capital”) and is Pine Capital’s registered representative and an 18.52% interest in Marvelous Honor;

•	Lifei Huang, is a registered representative of Wheaton Group Corp., a company organized under the laws of Brunei Darussalam (“Wheaton”);
•	Xumin Cui, is the son-in-law of Yuwei Huang and who holds an 18.52% interest in Marvelous Honor and a beneficial owner of a 13.75% interest in Golden Trust that is held by Baotou Chang, as Trustee;
•	Shuihuan Huang, is the sister of Yuwei Huang;
•	Kong Tung, a member of the board of directors, and chairman of Golden Magnesium and Beauty East;
•	Lianling Dong, the sister of Kong Tung who holds a 31.59% interest in Marvelous Honor;
•	LingShi County Yihong Magnesium Co., Ltd., a company organized under the laws of the PRC (“Yihong Magnesium”), is legally represented by an officer of Chang Magnesium;
•	LuCheng Haixu Magnesium Co., Ltd., a company organized under the laws of the PRC (“Haixu Magnesium”), is legally represented by an officer of Chang Magnesium;
•	LuCheng Xinghai Magnesium Co., Ltd., a company organized under the laws of the PRC (“Xinghai Magnesium”), is legally represented by an officer of Chang Magnesium;
•	NanTong Langyuan Chemical Co., Ltd., a company organized under the laws of the PRC (“NanTong Chemical”), is owned by Jingdong Chen and Qian Zhu, the minority interest owners of Lang Chemical;
•	Jingdong Chen, is vice president of our Basic Materials segment and chief executive officer of Lang Chemical;
•	Chi Chen is vice president of our Basic Materials Segment and minority interest owner of CDI Beijing;
•	Zhongmen International Investments Co., Ltd., a company organized under the laws of the PRC (“Zhongmen International”), is legally represented by an officer of CDI Beijing;

As of September 30, 2011, Accounts, loans, and other receivables and prepaid expenses- related parties were $9,598,583 and were comprised of accounts receivable – related party of $1,211,079, Prepaid expenses – related parties of $2,687,928, Loans receivable – related parties of $1,320,324, and Due from related parties of $4,379,252 as set forth below:

Accounts Receivable – related parties

At September 30, 2011, accounts receivable – related parties of $1,211,079 was comprised of the following:

•	$364,705 due Baotou Changxin Magnesium from YiWei Magnesium for inventory provided;
•	$4,860 due Chang Magnesium from Wheaton for inventory provided;
•	$296,156 due Chang Magnesium from YiWei Magnesium for inventory provided; and $545,358 due Ruiming Magnesium from YiWei Magnesium for inventory provided.

At September 30, 2010, accounts receivable – related parties of $2,119,582 was comprised of the following:

•	$834,758 due Baotou Changxin Magnesium from YiWei Magnesium for inventory provided;
•	$4,635 due Chang Magnesium from Wheaton for inventory provided; and
•	$1,280,189 due Golden Magnesium from YiWei Magnesium for inventory provided.

Prepaid Expenses – related parties

At September 30, 2011, prepaid expenses – related parties of $2,687,928 was comprised of the following:

•	$2,654,384 prepaid by Chang Magnesium to YiWei Magnesium for future delivery of inventory; and
•	$33,544 prepaid by Ruiming Magnesium to Yiwei Magnesium for future delivery of inventory.

At September 30, 2010, prepaid expenses – related parties of $3,982,163 was comprised of the following:

•	$204,536 prepaid by Baotou Changxi Magnesium to YiWei Magnesium for future delivery of inventory;
•	$74,656 prepaid by Chang Magnesium to Haixu Magnesium to for future delivery of inventory;
•	$120,838 prepaid by Chang Magnesium to Xinghai Magnesium to for future delivery of inventory;
•	$3,217,076 prepaid by Chang Magnesium to YiWei Magnesium to for future delivery of inventory;
•	$4,544 prepaid by Golden Magnesium to Senrun Coal for future delivery of coke gas for fuel;
•	$120 prepaid by Golden Magnesium to YiWei Magnesium for future delivery of inventory; and
•	$360,393 prepaid by IMTC to YiWei Magnesium for future delivery of inventory.

Loans Receivable – related parties

At September 30, 2011, loan receivables – related parties of $1,320,324 were due Lang Chemical from NanTong Chemical for funds advanced for working capital purposes.

   At September 30, 2010, loan receivables – related parties of $1,528,911 was comprised of the following:

•	$1,324,309 due Lang Chemical from NanTong Chemical for funds advanced for working capital purposes;
•	$74,648 due Chi Chen from CDI Beijing for funds advanced for working capital purposes;
•	$119,437 due Xing Hai from Baotou Changxi Magnesium for funds advanced for working capital purposes; and
•	$10,517 due YiWei Magnesium from Ruiming Magnesium for funds advanced for working capital purposes.

Due from related parties

At September 30, 2011, due from related parties of $4,379,252 was comprised of the following:

•	$78,266 due Baotou Changxi Magnesium from YiWei Magnesium for working capital purposes;
• 	$118,954 due Baotou Changxi Magnesium from YiHong Magnesium for working capital purposes;
• 	$3,850,151 due Chang Magnesium from YiWei Magnesium for working capital purposes;
• 	$3,130 due Chang Magnesium from Shuihuan Huang for working capital purposes;
• 	$12,000 due IMTC from YuWei Huang for working capital purposes;
• 	$42,263 due Ruiming Magnesium from YiWei Magnesium for working capital purposes;
• 	$200,924 due Ruiming Magnesium from YiHong Magnesium for working capital purposes;
• 	$10,951 due CDI Shanghai from YiWei Magnesium for working capital purpose; and
•	$62,613 due CDI Beijing from Zhongmen International for working capital purposes.

At September 30, 2010, due from related parties of $49,566 was due CDI Beijing from Zhongmen International for working capital purposes.

As of September 30, 2011, Accounts and other payables – related parties were $4,590,045 which consist of Accounts payable – related parties of $896,878, Advanced from customer – related parties of $9,685, and Due to related parties of $3,683,482 as set forth below:

Accounts Payable – related parties

At September 30, 2011, accounts payable – related party of $896,878 was comprised of the following:

•	$142,479 due from Golden Magnesium to YiWei Magnesium for purchases of goods; and
•	$754,399 due from IMTC to Pine Capital for purchases of goods.

At September 30, 2010, accounts payable – related party of $40,558 was comprised of the following:

•	$12,200 due from Chang Magnesium to Pine Capital for purchases of goods;
•	$15,135 due from Baotou Changxi Magnesium to Haixu Magnesium for purchases of goods;
•	$11,396 due from Golden Magnesium to YiWei Magnesium for purchases of goods;
•	$1,493 due from Golden Magnesium to Haixu Magnesium for purchases of goods; and
•	$334 due from Golden Magnesium to Xing Hai Magnesium for purchases of goods.

Loan Payable – related parties

At September 30, 2011, we had no loan payable – related parties.

At September 30, 2010, loan payable – related parties of $60,990 was due Pine Capital for funds advanced for working capital of Golden Magnesium.

Due to related parties

At September 30, 2011, due to related parties balance of $3,683,482 was comprised of the following:

•	$9,953 due to Yuwei Huang for the working capital of Chang Magnesium;
•	$97,089 due to Kong Tung for the working capital of Beauty East;
•	$399,781 due to Chi Chen for the working capital of CDI Beijing; and
•	$3,176,659 due to YiWei Magnesium for the balance of the purchase price for Ruiming Magnesium.

At September 30, 2010, due to related parties balance of $3,872,157 was due to YiWei Magnesium for the balance of the purchase price for Ruiming Magnesium.

Restricted Cash, current

 At September 30, 2011, we had no restricted cash from related parties.

 At September 30, 2010, our current restricted cash was $5,091,023. Restricted cash was principally comprised of the cash proceeds of a $4,478,882 loan to CDI Beijing from Beijing Mingshang Investment Guarantee Co., Ltd. (the “Beijing Mingshang Loan”). The proceeds from this loan were pledged as collateral for a loan from Fushun Bank of Northern China (the “Fushun Bank Loan”) to an unrelated third-party trading partner of CDI Beijing, who is also a strategic business associate of Chi Chen, the General Manager of CDI Beijing and an owner of a 49% noncontrolling interest in that company. The Fushun Bank Loan was used for the borrower's working capital. Subsequently, Mr. Chen pledged his own personal assets as collateral for the Beijing Mingshang Loan. As a result, the removal of the restrictions on this cash and the repayment of this loan were completed within the second quarter of fiscal 2011.

On May 6, 2011 CDI China entered into a Stock Transfer Contract with Mr. Tung and Mr. Hui Dong, his son, both of whom are the sole shareholders of Beauty East. Prior to our acquisition of Beauty East, it owned a 48% interest in our Golden Magnesium subsidiary. CDI China acquired 100% of Beauty East in exchange for 4,879,280 shares of our unregistered common stock, an equivalent of RMB 39,659,401 (approximately $6,099,107).The number of shares we agreed to issue was determined using the exchange rate announced by Bank of China on the date the agreement was signed by all of the parties. At the closing date the total value of the shares of our common stock transferred was $6,147,893 or $1.26 per share.

In August 2011 we entered into a series of agreements (the “Transfer Agreements”) to acquire a 100% ownership interest in Golden Trust Magnesium Industry Co., Ltd. (“Golden Trust”) and an 80% ownership interest in Lingshi Xinghai Magnesium Industry Co., Ltd. (“Lingshi Magnesium”) from entities owned or controlled by Yuwei Huang, a director and executive officer of our company and Kong Tung, a director of our company.  We agreed to pay an aggregate of $26,705,070 to acquire these companies payable $4,802,530 in cash or proceeds from repayment of our intercompany loans, $2,210,291 in cash or our common stock, $14,996,165 in shares of our common stock and $4,696,085 by way of assignment of our interest in a subsidiary of ours, Excel Rise.  If all $17,206,456 of the purchase price is paid in shares of our common stock (18,188,642 shares), these shares will represent 31.1% of the total post closing shares of our company. Completion of this acquisition is subject our shareholders’ approval of the issuance of our common stock under the agreements to acquire these companies. Although either party may terminate the Transfer Agreements if the transaction does not close by December 31, 2011, the parties are in discussions to extend the closing date while we seek the required regulatory and shareholder approval.

In addition, in connection with our proposed acquisition of Golden Trust and Lingshi Magnesium, we plan on entering into a management agreement with Messrs. Huang and Tung to provide management services to the Golden Trust and Lingshi Magnesium and our other magnesium operations (the “Management Agreement”). The Management Agreement provides for the payment to Mr. Huang of an annual salary of RMB 2,400,000 (approximately US $375,000) and he and his management team are entitled to earn up to 960,000 shares of our common stock. Mr. Tung will be entitled to receive an annual salary of RMB 1,200,000 (approximately US $187,000) and he and his management team will be entitled to earn up to 480,000 Shares of the Company’s common stock.  The shares of our common stock will be awarded by us upon achievement of the performance benchmark and other performance criteria set forth in the Management Agreement.  The term of the Management Agreement will be three years.

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

During fiscal 2011, the audit committee has reviewed and approved the aforedescribed related party transactions.

Director Independence

The board has determined that all of its members, other than Dr. Wang and Messrs. Huang and Tung were “independent” during fiscal 2011 and that other than these directors, all other director nominees are “independent” as that term is defined in the Nasdaq Marketplace Rules.  Dr. Wang and Messrs. Huang Tung are not considered independent because they are executive officers of our company.   As required under applicable Nasdaq Marketplace Rules, our independent directors meet regularly in executive session at which only they are present.

Also, see “Item 10 - Directors, Executive Officers and Corporate Governance – Board Committees” included in this report for a discussion on the independence of the members of the Audit Committee, Compensation Committee and Nomination and Governance Committee.

Board of Directors Meetings and Attendance

During fiscal 2011, our board held 6 meetings and acted by unanimous written consent one time.  No incumbent director attended during their term, either in person or via telephone, fewer than 75% of the total meetings of the board and at least 75% of the total meetings of the committees of the board on which such director served.   It is our policy that directors should make every effort to attend the annual meeting of shareholders.  Drs. Wang and Shen and Messrs. Barnes, Steiner, Wasserman and Huang were present at our annual shareholders meeting held on April 22, 2011.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this item will be contained in our Proxy Statement and is incorporated herein by this reference.

Fees and Services

The following table shows the fees that were billed for the audit and other services provided by Sherb & Co., LLP for the fiscal years ended September 30, 2011 and September 30, 2010.

	2011	2010
Audit Fees	$258,000	$262,747
Audit-Related Fees	120,000	67,224
Tax Fees	-	-
Other Fees	8,500	79,597
Total	$$386,500	$409,568

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

Other Fees – This category consists of fees for the audits on the financial statements of our client companies and all other miscellaneous items.

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

Consistent with these policies and procedures, all audit services and non-audit services and all fees associated with such services performed by our independent registered public accounting firm in the fiscal year ended September 30, 2011 and the fiscal year ended December 31, 2010 were pre-approved by the chairperson of the audit committee and ratified by the audit committee or approved by the full audit committee.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	1.	Financial Statements

The consolidated financial statements and Report of Independent Registered Public Accounting Firm are listed in the “Index to Financial Statements and Schedules” on page F - 1 and included on pages F - 2 through F – 35.

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

10.3	+
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

10.5
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

10.6
Asia Magnesium Ownership Transfer Agreement dated July 1, 2007 between Jiang Dong and Capital One Resource Co., Ltd. (incorporated herein by reference to Exhibit 10.2 as part of the Company’s Quarterly Report on Form 10-QSB for the period ended June 30, 2007 filed with the Commission on August 8, 2007 (Commission File No. 000-26415)).

10.7
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

10.8
Stock Purchase Agreement dated August 24, 2007 between CDI China, Inc., China Direct, Inc. and Sense Holdings, Inc. (incorporated herein by reference to Exhibit 10.1 as part of the Company’s Current Report on Form 8-K filed with the Commission on August 28, 2007 (Commission File No. 000-26415)).

10.9
Joint Venture Agreement dated September 28, 2007 among Shanxi Jinyang Coal And Coke Group Co., Ltd., Runlian Tian and CDI China, Inc. (incorporated herein by reference to Exhibit 10.1 as part of the Company’s Quarterly Report on Form 10-QSB for the period ended September 30, 2007 filed with the Commission on November 14, 2007 (Commission File No. 000-26415)).

10.10
Securities Purchase Agreement dated February 11, 2008 (incorporated herein by reference to Exhibit 10.19 as part of the Company’s Current Report on Form 8-K filed with the Commission on February 12, 2008 (Commission File No. 001-33694)).

10.11
Registration Rights Agreement dated February 11, 2008 (incorporated herein by reference to Exhibit 10.20 as part of the Company’s Current Report on Form 8-K filed with the Commission on February 12, 2008 (Commission File No. 001-33694)).

10.12	+
Option Agreement dated August 16, 2006 between China Direct, Inc. and David Stein (incorporated herein by reference to Exhibit 10.3 filed as a part of the Company’s Form S-8 filed with the Commission on November 11, 2007 (Commission File No. 333-147603)).

10.13	+
Employment Agreement dated August 7, 2008 between China Direct, Inc. and Dr. Yuejian (James) Wang (incorporated herein by reference to Exhibit 10.22 filed as a part of the Company’s Form 10-Q filed with the Commission on August 8, 2008 (Commission File No. 001-33694)).

10.14	+
Form of Restricted Stock Agreement for Executive Officer awards under the Company’s 2008 Executive Stock Incentive Plan (incorporated herein by reference to Exhibit 10.25 filed as a part of the Company’s Form 10-Q filed with the Commission on August 8, 2008 (Commission File No. 001-33694)).

10.15	+
Form of Restricted Stock Agreement for Non-Executive Officer awards under the Company??s 2008 Non-Executive Stock Incentive Plan (incorporated herein by reference to Exhibit 10.26 filed as a part of the Company’s Form 10-Q filed with the Commission on August 8, 2008 (Commission File No. 001-33694)).

10.16	+
Form of Restricted Stock Agreement for awards to Directors under the Company’s 2008 Non-Executive Stock Incentive Plan (incorporated herein by reference to Exhibit10.27 filed as a part of the Company’s Form 10-Q filed with the Commission on August 8, 2008 (Commission File No. 001-33694)).

10.17
Joint Venture Agreement entered into between CDI Shanghai Management Co., Ltd. and Chi Chen dated September 20, 2008 (incorporated herein by reference to Exhibit 10.28 filed as a part of the Company’s Form 10-Q filed with the Commission on August 8, 2008 (Commission File No. 001-33694)).

10.18	+
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

10.19	+
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

10.21
Baotou Changxin Magnesium Co., Ltd. Articles of Association dated January 31, 2008 (incorporated herein by reference to Exhibit 3.1 as part of the Company’s Current Report on Form 8-K filed with the Commission on February 26, 2008 (Commission File No. 001-33694)).

10.22
Investment Framework Agreement dated as of April 26, 2008 by and between Baotou Xinjin Magnesium Co., Ltd. and CDI China, Inc. (incorporated herein by reference to Exhibit 10.18 as part of the Company’s Current Report on Form 8-K filed with the Commission on May 1, 2008 (Commission File No. 001-33694)).

10.23
Lease Agreement dated August 21, 2007 between 431 Fairway Associates, LLC and China Direct, Inc. (incorporated herein by reference to Exhibit 10.37 filed as a part of the Company’s Form 10-K filed with the Commission on March 31, 2009 (Commission File No. 001-33694)).

10.24	+
Consulting Agreement dated January 23, 2009 between China Direct, Inc. and Marc Siegel (incorporated herein by reference to Exhibit 10.1 as part of the Company’s Current Report on Form 8-K filed with the Commission on January 26, 2009 (Commission File No. 001-33694)).

10.25	+
Separation and Severance Agreement dated January 23, 2009 between China Direct, Inc. and Marc Siegel (incorporated herein by reference to Exhibit 10.2 as part of the Company’s Current Report on Form 8-K filed with the Commission on January 26, 2009 (Commission File No. 001-33694)).

10.26
Stock Purchase Agreement dated January 23, 2009 between China Direct, Inc. and Marc Siegel (incorporated herein by reference to Exhibit 10.3 as part of the Company’s Current Report on Form 8-K filed with the Commission on January 26, 2009 (Commission File No. 001-33694)).

10.27
Lock-Up Agreement dated January 23, 2009 between China Direct, Inc. and Marc Siegel (incorporated herein by reference to Exhibit 10.4 as part of the Company’s Current Report on Form 8-K filed with the Commission on January 26, 2009 (Commission File No. 001-33694)).

10.28	+
Compensation Arrangements with Philip Y. Shen, Ph.D. effective January 26, 2009 (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Commission on January 26, 2009 (Commission File No. 001-33694)).

10.29	+
Amendment dated January 23, 2009 to Yuejian (James) Wang, Ph.D.’s Employment Agreement (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Commission on January 26, 2009 (Commission File No. 001-33694)).

10.30	+
Severance Agreement dated May 23, 2008 between China Direct, Inc. and Lazarus Rothstein (incorporated herein by reference to Exhibit 10.46 as part of the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 14, 2009 (Commission File No. 001-33694)).

10.31
Form of Securities Purchase Agreement dated as of March 23, 2009 between the Company and the Purchasers (incorporated herein by reference to Exhibit 10.1 as part of the Company’s Current Report on Form 8-K filed with the Commission on June 17, 2009 (Commission File No. 001-33694)).

10.32
Continuous Offering Program Agreement dated October 14, 2009 between China Direct Industries, Inc. and Rodman & Renshaw, LLC (incorporated herein by reference to Exhibit 10.1 as part of the Company’s Current Report on Form 8-K filed with the Commission on October 15, 2009 (Commission File No. 001-33694)).

10.33	+
Letter Agreement between China Direct Industries, Inc. and Andrew Wang dated as of December 23, 2009 (incorporated herein by reference to Exhibit 10.1 as part of the Company’s Current Report on Form 8-K filed with the Commission on December 23, 2009 (Commission File No. 001-33694)).

10.33	+
Separation Agreement between China Direct Industries, Inc. and Andrew Wang dated as of December 23, 2009 (incorporated herein by reference to Exhibit 10.2 as part of the Company’s Current Report on Form 8-K filed with the Commission on December 23, 2009 (Commission File No. 001-33694)).

10.34
Equity Transfer Agreement dated July 13, 2010 entered into among CDI China, Inc., Pine Capital Enterprises, Inc., Taiyuan Yiwei Magnesium Industry Co., Ltd. and Taiyuan Ruiming Yiwei Magnesium Industry Co., Ltd. (incorporated herein by reference to Exhibit 10.1 as part of the Company’s Current Report on Form 8-K filed with the Commission on July 15, 2010 (Commission File No. 001-33694)).

10.35
Amendment dated July 20, 2010 to Equity Transfer Agreement dated July 13, 2010 entered into among CDI China, Inc., Pine Capital Enterprises, Inc., Taiyuan Yiwei Magnesium Industry Co., Ltd. and Taiyuan Ruiming Yiwei Magnesium  Industry Co., Ltd.

10.36
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

10.37
Engagement Letter dated December 30, 2010 between China Direct Industries, Inc. and Rodman & Renshaw, LLC (incorporated herein by reference to Exhibit 10.54 as part of the Company’s Form 8-K as filed with the Commission on January 4, 2011 (Commission File No. 001-33694)).

10.38
Form of Securities Purchase Agreement dated December 30, 2010 (incorporated herein by reference to Exhibit 10.55 as part of the Company’s Form 8-K as filed with the Commission on January 4, 2011 (Commission File No. 001-33694)).

10.39		“At-the-Market” Program Agreement between China Direct Industries, Inc. and Global Hunter Securities, LLC dated February 14, 2011.
10.40
Stock Transfer Agreement dated May 6, 2011 between CDI China, Inc. and Kong Tung and Hui Dong (Incorporated herein by reference to Exhibit 10,1 as part of the Company’s Form 8-K as filed with the Commission on May 12, 2011).

10.41
Stock Transfer Agreement dated March 7, 2011 between CDI China, Inc. and Bloomgain Investment Limited (Incorporated herein by reference to Exhibit 10.1 as part of the Company’s Form 8-K as filed with the Commission on August 11, 2011 (Commission File No. 001-33694)).

10.42
Amendment I dated March 7, 2011 to Stock Transfer Agreement between CDI China, Inc. and Bloomgain Investment Limited (Incorporated herein by reference to Exhibit 10.2 as part of the Company’s Form 8-K as filed with the Commission on August 11, 2011 (Commission File No. 001-33694)).

10.43
Amendment II dated March 7, 2011 to Stock Transfer Agreement between CDI China, Inc. and Bloomgain Investment Limited (Incorporated herein by reference to Exhibit 10.3 as part of the Company’s Form 8-K as filed with the Commission on August 11, 2011 (Commission File No. 001-33694)).

10.44
Amendment III dated June 23, 2011 to Stock Transfer Agreement between CDI China, Inc. and Bloomgain Investment Limited (Incorporated herein by reference to Exhibit 10.4 as part of the Company’s Form 8-K as filed with the Commission on August 11, 2011 (Commission File No. 001-33694)).

10.45
Amendment IV dated August 8, 2011 to Stock Transfer Agreement between CDI China, Inc. and Bloomgain Investment Limited (Incorporated herein by reference to Exhibit 10.5 as part of the Company’s Form 8-K as filed with the Commission on August 11, 2011 (Commission File No. 001-33694)).

10.46
Equity Transfer Contract dated August 30, 2011 among CDI China, Inc., Marvelous Honor Holding Inc., Lianling Dong, Ping Liu, Jianzhong Ju, Lifei Huang, Xumin Cui, Golden Trust Magnesium Industry Co. Ltd. and Kong Tung (Incorporated herein by reference to Exhibit 10.1 as part of the Company’s Form 8-K as filed with the Commission on September 6, 2011 (Commission File No. 001-33694)).

10.47
Equity Transfer Contract dated August 30, 2011 among CDI China, Inc.; Mr. Yuwei Huang, Mr. Xumin Cui; and Golden Trust Magnesium Industry Co. Ltd. (Incorporated herein by reference to Exhibit 10.2 as part of the Company’s Form 8-K as filed with the Commission on September 6, 2011 (Commission File No. 001-33694)).

10.48
Equity Transfer Contract dated August 30, 2011 among Taiyuan Ruiming Yiwei Magnesium Industry Co. Ltd., Taiyuan Yiwei Magnesium Industry Co., Ltd., Lingshi Xinghai Magnesium Industry Co. Ltd., China Direct Industries, Inc., Pine Capital Enterprises, Inc. and Yuwei Huang (Incorporated herein by reference to Exhibit 10.3 as part of the Company’s Form 8-K as filed with the Commission on September 6, 2011 (Commission File No. 001-33694)).

10.49	+
Management Agreement  dated August 30, 2011 among China Direct Industries, Inc., CDI China Inc., Yuwei Huang and Kong Tung (Incorporated herein by reference to Exhibit 10.4 as part of the Company’s Form 8-K as filed with the Commission on September 6, 2011 (Commission File No. 001-33694)).

10.50	*	Third Amendment to Lease between 431 Fairway Associates, LLC and China Direct Industries, Inc. dated November 29, 2011.
14.1
Code of Business Conduct and Ethics (incorporated herein by reference to Exhibit 14.1 as part of the Company’s Annual Report on Form 10-K for year ended December 31, 2007 filed with the Commission on March 31, 2008 (Commission File No. 001-33694)).

21.1	*	Subsidiaries of the registrant.
23.1	*	Consent of Sherb & Co., LLP.
31.1	*	Section 302 Certificate of Chief Executive Officer.
31.2	*	Section 302 Certificate of Principal Financial and Accounting Officer.
32.1	*	Section 906 Certificate of Chief Executive Officer and Principal Financial and Accounting Officer.
101.INS	**	XBRL INSTANCE DOCUMENT
101.SCH	**	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL	**	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF	**	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB	**	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE	**	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE
+		Management contract or compensatory plan or arrangement.
*		Filed herewith.
**		In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this Annual Report on Form 10-Q shall be deemed “furnished” and not “filed”.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA DIRECT INDUSTRIES, INC.

Date: December 22, 2011	By:	/s/ Yuejian (James) Wang
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

Signature	Title	Date

/s/ Yuejian (James) Wang	Chief Executive Officer, President and Chairman (Principal Executive Officer)	December 22, 2011
Yuejian (James) Wang

/s/ Andrew X. Wang	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	December 22, 2011
Andrew X. Wang

/s/ Yuwei Huang	Executive Vice President - Magnesium, Director	December 22, 2011
Yuwei Huang

/s/ David Barnes	Director	December 22, 2011
David Barnes

/s/ Sheldon Steiner	Director	December 22, 2011
Sheldon Steiner

/s/ Philip Y. Shen	Director
Philip Y. Shen, Ph.D		December 22, 2011

/s/ Adam Wasserman	Director
Adam Wasserman		December 22, 2011

/s/ Kong Tung	Director
Kong Tung		December 22, 2011

CHINA DIRECT INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 2011 AND 2010

SHERB & CO., LLP	7900 Glades Road, Suite 540 Boca Raton, FL 33431 Tel: 561.886.4200 Fax: 561.886.3330 Offices in New York and Florida
Certified Public Accountants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
China Direct Industries, Inc.

We have audited the accompanying consolidated balance sheets of China Direct Industries, Inc (the "Company") and subsidiaries as of September 30, 2011 and 2010 and the related consolidated statements of operations and comprehensive income, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China Direct Industries, Inc. and subsidiaries as of September 30, 2011 and 2010 and the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Sherb & Co., LLP
Certified Public Accountants

Boca Raton, Florida
December 22, 2011

CHINA DIRECT INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of September 30, 2011 and September 30, 2010

	2011	2010
ASSETS
Current Assets:
Cash and cash equivalents	$12,563,126	$10,110,818
Marketable securities available for sale	8,292,837	2,221,290
Marketable securities available for sale-related parties	542,386	672,735
Accounts and notes receivables, net of allowance of $276,069 and $214,701, respectively	20,428,217	15,235,983
Accounts, loans and other receivables, and prepaid expenses - related parties	9,598,583	7,680,222
Inventories, net	9,625,774	6,372,925
Prepaid expenses and other current assets, net	14,389,065	8,552,369
Current assets of discontinued operations	-	51,345
Restricted cash, current	1,547,159	5,091,023
Total current assets	76,987,147	55,988,710
Property, plant and equipment, net	36,873,988	37,512,261
Intangible assets	163,447	194,541
Property use rights, net	2,252,445	1,970,585
Other long-term assets	58,192	-
Long-lived assets of discontinued operations	-	196,078
Total assets	$116,335,219	$95,862,175
LIABILITIES AND EQUITY
Current Liabilities:
Loans payable-short term	$2,657,091	$5,613,532
Accounts payable and accrued expenses	15,468,902	11,250,879
Accounts and other payables-related parties	4,590,045	3,973,704
Advances from customers and deferred revenue	3,821,208	2,797,315
Other liabilities	4,315,858	1,073,926
Taxes payable	1,349,611	877,840
Current liabilities of discontinued operations	-	80,000
Total current liabilities	32,202,715	25,667,196
Long-term liabilities	107,231	-
Total Liabilities	32,309,946	25,667,196

CHINA DIRECT INDUSTRIES INC. EQUITY
Series A Convertible Preferred Stock: $.0001 par value, stated value $1,000 per share; 10,000,000 authorized, 1,006 shares outstanding at September 30, 2011and 2010.	1,006,250	1,006,250
Common Stock: $.0001 par value; 1,000,000,000 authorized; 40,353,828 and 31,657,244 issued and outstanding as of September 30, 2011 and 2010, respectively	4,035	3,166
Additional paid-in capital	75,279,087	65,032,845
Accumulated other comprehensive income	128,943	1,795,387
Accumulated deficit	(8,111,323)	(17,643,217)
Total China Direct Industries, Inc. stockholders' equity	68,306,992	50,194,431
Noncontrolling interests	15,718,281	20,000,548
Total equity	84,025,273	70,194,979
Total liabilities and equity	$116,335,219	$95,862,175

CHINA DIRECT INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the fiscal year ended September 30, 2011 and 2010

	2011	2010

Revenues	$181,228,389	$105,386,688
Revenues-related parties	6,585,372	7,356,529
Total revenues	187,813,761	112,743,217
Cost of revenues	168,341,956	105,560,695
Gross profit	19,471,805	7,182,522

Operating (expenses) income:
Selling, general, and administrative	(13,130,277)	(11,374,137)
Other operating income-related party	107,483	-
Other operating income	78,393	-
Total operating expenses	(12,944,401)	(11,374,137)
Operating income (loss)	6,527,404	(4,191,615)
Other (expenses) income:
Other expense	(11,659)	(20,986)
Interest (expense) income	(94,136)	43,546
Other impairment charges	-	(1,282,546)
Realized (loss) income on investment securities available for sale	(383,715)	2,140,781
Realized loss on other than temporary impairment	-	(205,342)
Total other (expense) income	(489,510)	675,453
Income (loss) from continuing operations before income taxes	6,037,894	(3,516,162)
Income tax expense	(189,380)	(56,674)
Net income (loss) from continuing operations	5,848,514	(3,572,836)
Net income from discontinued operations-gain on disposal	2,997,120	-
Net income (loss)	8,845,634	(3,572,836)
Net loss attributable to noncontrolling interests-continuing operations	473,864	358,911
Net income (loss) attributable to China Direct Industries	$9,319,498	$(3,213,925)

Deduct dividends on Series A Preferred Stock:
Preferred stock dividend	(80,515)	(100,558)
Net income (loss) attributable to common stockholders	$9,238,983	$(3,314,483)

Basic and diluted income (loss) per common share
Basic	$0.26	$(0.11)
Diluted	$0.25	$(0.11)
Basic weighted average common shares outstanding	36,113,013	29,574,749
Diluted weighted average common shares outstanding	36,793,851	29,574,749

The accompanying notes are an integral part of these audited financial statements.

CHINA DIRECT INDUSTRIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
For the fiscal years ended September 30, 2011 and 2010

	Preferred Stock Issued	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total Equity
Balance, September 30, 2009	$1,006,250	$2,719	$57,492,756	$(14,328,732)	$1,902,221	$18,249,198	$64,324,411

Dividends paid to preferred stockholders	-	6	80,427	(100,558)	-	-	(20,125)
Public offering	-	319	5,026,120	-	-	-	5,026,439
Acquisition	-	-	-	-	-	1,612,919	1,612,919
Restricted Stock Award - Employees	-	66	920,294	-	-	-	920,360
Restricted Stock Award - Board of Directors	-	11	127,384	-	-	-	127,395
Restricted Stock Award - Consultants	-	18	225,045	-	-	-	225,063
Stock Option exercised	-	-	18,292	-	-	-	18,292
Stock warrants exercised	-	26	296,374				296,400
Net earnings (loss)	-	-	-	(3,213,926)	-	(358,911)	(3,572,837)
Changes in cumulative foreign currency translation	-	-	-	-	824,451	497,342	1,321,793
Unrealized gain on marketable securities available for sale	-	-	-	-	(931,285)	-	(931,285)
APIC shares subscribed	-	-	846,154	-	-	-	846,154
Balance, September 30, 2010	1,006,250	3,166	65,032,845	(17,643,217)	1,795,387	20,000,548	70,194,979

Dividends paid to preferred stockholders	-	4	60,386	(80,515)	-	-	(20,125)
Public offering	-	222	3,771,280	-	-	-	3,771,502
Acquisition of noncontrolling interests	-	565	6,057,321	-	-	(4,454,373)	1,603,513
Additional paid-in capital - noncontrolling interests	-	-	-	-	-	230,874	230,874
Discontinued operations	-	-	-	-	-	(96,761)	(96,761)
Restricted Stock Award - Employees	-	60	559,330	-	-	-	559,390
Restricted Stock Award - Board of Directors	-	9	57,542	-	-	-	57,551
Restricted Stock Award - Consultants	-	1	42,497	-	-	-	42,498
Stock Option exercised	-	8	103,191	-	-	-	103,199
Net earnings (loss)	-	-	-	9,319,498	-	(473,863)	8,845,635
Changes in cumulative foreign currency translation	-	-	-	-	2,282,667	511,856	2,794,523
Unrealized gain on marketable securities available for sale	-	-	-	-	(3,898,269)	-	(3,898,269)
Retained earnings adjustment cumulative effects	-	-	-	242,178	-	-	242,178
APIC adjustments cumulative effects	-	-	(405,305)	-	-	-	(405,305)
Statutory common welfare fund	-	-	-	(109)	-	-	(109)
Reclassification for statutory common welfare included in other comprehensive income	-	-	-	50,842	(50,842)	-	-
Balance, September 30, 2011	$1,006,250	$4,035	$75,279,087	$(8,111,323)	$128,943	$15,718,281	$84,025,273

The accompanying notes are an integral part of these audited financial statements.

CHINA DIRECT INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the fiscal year ended September 30, 2011 and 2010

	2011	2010
OPERATING ACTIVITIES:
Net income (loss)	$8,845,634	$(3,572,836)
Net income from discontinued operations-gain on disposal	(2,997,120)	-
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	3,771,997	2,633,182
Allowance for bad debt	61,368	(531,085)
Stock based compensation	616,941	1,066,047
Realized loss (gain) on investments in marketable securities	383,715	(1,935,439)
Investment impairments	-	1,282,546
Gain on warrants revaluation	(55,897)	-
Fair value of marketable securities received for services	(18,510,799)	(2,346,560)
Fair value of securities paid for services	6,373,998	225,063
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(5,894,888)	(3,456,807)
Accounts receivable and other assets-related parties	(1,918,361)	1,963,499
Inventories	(3,252,849)	(184,785)
Accounts receivable	(1,471,583)	(6,082,044)
Accounts payable and accrued expenses	2,202,023	3,081,874
Accounts and other payable - related parties	616,341	(1,080,826)
Advances from customers	1,023,893	(83,244)
Other payables	3,443,703	(2,873,877)
CASH USED IN CONTINUING OPERATING ACTIVITIES	(6,761,884)	(11,895,292)

INVESTING ACTIVITIES:
Gross Proceeds from the sale of marketable securities available for sale	846,894	5,925,476
Purchases of property, plant and equipment	(3,384,490)	(1,788,505)
Cash used in Ruiming acquisition	-	(1,455,461)
Cash paid for China American Holdings Co.	(170,000)	-
Cash used in continuing operations	(2,707,596)	2,681,510
Reversal of prior period litigation accrual-discontinued operations	49,538	-
Proceeds received from sale of discontinued operations	3,047,582	-
CASH PROVIDED BY INVESTING ACTIVITES	389,524	2,681,510

DECREASE (INCREASE) IN FINANCING ACTIVITIES:
Decrease (increase) in restricted cash	3,543,865	(4,368,699)
Gross payments of/proceeds from loans payable	(2,956,441)	4,092,531
Gross proceeds from sale of stock and exercise of warrants/options	3,874,702	5,322,839
Cash dividend payment to preferred stockholders	(20,125)	(20,125)
Capital contribution from noncontrolling interest owners	1,710,909	-
CASH PROVIDED BY FINANCING ACTIVITIES	6,152,910	5,026,546

EFFECT OF EXCHANGE RATE ON CASH	2,671,758	1,446,744
Net increase (decrease) in cash	2,452,308	(2,740,492)
Cash and cash equivalents, beginning of the period	10,110,818	12,851,310
Cash and cash equivalents, end of the period	$12,563,126	$10,110,818
Supplemental disclosures of cash flow information:
Preferred dividend paid in our common stock	$(80,515)	$(100,558)

The accompanying notes are an integral part of these audited financial statements.

CHINA DIRECT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 and 2010

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business and Organization

China Direct Industries, Inc., a Florida corporation and its subsidiaries are referred to in this report as “we”, “us”, “our”, or “China Direct Industries.”

We are a U.S. based company that sources, produces and distributes industrial products in China and the Americas.  We also provide business and financial consulting services to public and private American and Chinese businesses.  We operate in three identifiable segments, as defined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codifications (“ASC”) 280, “Segment Reporting:” Magnesium, Basic Materials and Consulting.  Beginning in 2006, we established our Magnesium and Basic Materials segments which have grown through acquisitions of controlling interests in Chinese private companies.  We consolidate these acquisitions as either wholly or majority owned subsidiaries.  Through our U.S. based industrial commodities business, established in 2009, we source, finance, manage logistics, and sell industrial commodities from North and South America for ultimate distribution in China. We also manage a portfolio of Chinese entities and provide consulting services to Chinese businesses.

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

Basis of Presentation

We have defined various periods that are covered in this report as follows:

-	“fiscal 2012” – October 1, 2011 through September 30, 2012
-	“fiscal 2011” – October 1, 2010 through September 30, 2011
-	“fiscal 2010” – October 1, 2009 through September 30, 2010.

Our consolidated financial statements presented include 100% of the operations of Golden Magnesium after giving effect to our acquisition of a 48% interest in this company. See Note 12 – Capital Stock for more details.

In fiscal 2011, we settled our dispute with noncontrolling interest owners of Pan Asia Magnesium, a 51% owned subsidiary of CDI China. On September 15, 2011, through CDI China, our wholly owned subsidiary, we completed the sale of our ownership interest in Pan Asia Magnesium, to Bloomgain Investment Limited, a British Virgin Islands company (“Bloomgain”), an unrelated party, for $3,047,582. Pan Asia Magnesium was presented as discontinued operations on our balance sheet as of September 30, 2009 when our Board of Directors committed to a plan to sell our controlling interest in this entity. As of September 30, 2011, our subsidiary, Capital One Resource, dissolved CDI Magnesium, a discontinued operation, and as a result, we wrote off $100,000 as an impairment cost upon the disposition of our discontinued operations. See Note 16 – Discontinued Operations for more details.

Summary of Significant Accounting Policies

Consolidation

The consolidated financial statements include the accounts of China Direct Industries, Inc., as well as our wholly owned and controlled majority owned subsidiaries, including those operating outside the United States, and are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).  All significant intercompany balances and transactions are eliminated in consolidation.  We account for investments in which we exercise significant influence under the equity method of accounting.   Noncontrolling interest in subsidiaries consists of the equity interest of noncontrolling investors in consolidated subsidiaries of China Direct Industries.

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

CHINA DIRECT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 and 2010

Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Significant estimates in fiscal 2011 and fiscal 2010 include the valuation of investments available-for-sale, the allowance for doubtful accounts receivable, the allowance for obsolete inventory, the fair value of stock-based compensation, and the useful life of property, plant and equipment.

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

We group property plant and equipment into similar groups of assets and estimate the useful life of each group of assets; see Note 8 – Property, Plant and Equipment for further information on asset groups and estimated useful lives.

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

Restricted cash, current

Restricted cash is cash not available for immediate use. Depending on when cash is expected to be used, we classify restricted cash as a current (short-term) or non-current (long-term) asset. In cases when restricted cash is expected to be used within one year after the balance sheet date, it is classified as a current asset. However, if restricted cash is not expected to be used within one year after the balance sheet date, it is classified as a non-current asset. As of September 30, 2011 and 2010 our current restricted cash was $1,547,159 and 5,091,023, respectively. Substantially, all of our restricted cash is pledged as collateral for loans See Note 11 – Related Party Transactions.

Concentration of Credit Risks

Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash, trade accounts receivable and notes receivables. We deposit our cash with high credit quality financial institutions in the United States and China.  As of September 30, 2011, we had no bank deposits in the United States that exceeded federally insured limits.  At September 30, 2011, we had deposits of $8,654,031in banks in China.  In China, there is no equivalent federal deposit insurance as in the United States, so the amounts held in banks in China are not insured. We have not experienced any losses in such bank accounts through September 30, 2011.

CHINA DIRECT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 and 2010

At September 30, 2011 and September 30, 2010, bank deposits by geographic area were as follows:

Country	September 30, 2011		September 30, 2010
United States	3,909,095	31%	4,851,329	48%
China	8,654,031	69%	5,259,489	52%
Total cash and cash equivalents	12,563,126	100%	10,110,818	100%

In an effort to mitigate any potential risk, we periodically evaluate the credit quality of the financial institutions at which we hold deposits, both in the United States and China.

Accounts Receivable

Accounts receivable are reported at net realizable value. We have established an allowance for uncollectible accounts based upon factors pertaining to the credit risks of specific customers and clients, historical trends, aging of the receivable and other information.  Delinquent accounts are written off when it is determined that the amounts are uncollectible.  At September 30, 2011 and September 30, 2010, allowances for uncollectible accounts were $276,069 and $214,701, respectively.

Inventories

Inventories, consisting of raw materials and finished goods, are stated at the lower of cost or market utilizing the weighted average method. Inventories as of September 30, 2011 and September 30, 2010 were $9,625,774 and $6,372,925, respectively. Due to the nature of our business and the short duration of the manufacturing process of our products, there was no material work-in-process inventory at September 30, 2011 and September 30, 2010.

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

Most of our financial instruments are carried at fair value, including, all of our cash equivalents, accounts and notes receivable, prepayments and other current assets, accounts payable, taxes payable, accrued expenses and other current liabilities, investments classified as available-for-sale securities and assets held for sale, with unrealized gains or losses recognized as Other Comprehensive Income (OCI), net of tax. We use Level 1 inputs for our fair value measurements whenever there is an active market, with actual quotes, market prices, and observable inputs.

Marketable Securities

Marketable Securities that we receive from our clients as compensation are generally restricted for sale under Federal securities laws. Our policy is to liquidate securities received as compensation when market conditions are favorable for sale. Since these securities are often restricted, we are unable to liquidate them until the restriction is removed. We recognize revenue for the common stock we receive as compensation based on the fair value at the time the common stock is granted or at the time service has been rendered and for common stock purchase warrants based on the Black-Scholes valuation model. Pursuant to ASC Topic 320, “Investments –Debt and Equity Securities” our marketable securities have a readily determinable quoted price, such as from NASDAQ, NYSE Euronext, the Over the Counter Bulletin Board, and the OTC Markets Group (formerly known as the Pink Sheets) and any unrealized gain or loss is recognized as an element of comprehensive income based on changes in the fair value of the security as quoted on an exchange or an inter-dealer quotation system. Once liquidated, any realized gain or loss on the sale of marketable securities is reflected in our net income for the period in which the securities are liquidated.

CHINA DIRECT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 and 2010

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

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of (i) prepayments to vendors for merchandise that had not yet been shipped, (ii) other prepaid expenses, (iii) loans receivable and (iv) other receivables.  At September 30, 2011 and 2010, prepaid expenses and other current assets were $14,389,065 and $8,552,369, respectively.

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

Advances from Customers and Deferred Revenues

Advances from customers represent (i) prepayments to us for merchandise that had not yet been shipped to customers, and (ii) the fair value of securities received as compensation which will be amortized over the term of the respective consulting agreement.  We will recognize these advances as revenues as customers take delivery of the goods or when the services have been rendered, in compliance with our revenue recognition policy.  Advances from customers totaled $3,551,208 and $2,727,915, at September 30, 2011 and September 30, 2010, respectively while deferred revenue totaled $270,000 and $69,400, respectively.

Comprehensive Income (loss)

We follow ASC 220, “Comprehensive Income” to recognize the elements of comprehensive income (loss). Comprehensive income (loss) is comprised of net income (loss) and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders.  Our comprehensive income (loss) for fiscal 2011 and 2010 included net income (loss), foreign currency translation adjustments, unrealized loss on marketable securities available-for-sale, net of income taxes, and unrealized loss on marketable securities available-for-sale-related party, net of income taxes.  See Note 3 – Comprehensive Income.

Shipping Costs

Shipping costs are included in selling, general and administrative expenses and totaled $1,844,158 and 1,471,434 for fiscal 2011 and fiscal 2010, respectively.

Foreign Currency Translation

CHINA DIRECT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 and 2010

The accompanying consolidated financial statements are presented in United States dollars.  The functional currency of our Chinese subsidiaries is the Renminbi (“RMB”), the official currency of the People’s Republic of China,.  Capital accounts of the consolidated financial statements are translated into United States dollars from RMB at their historical exchange rates when the capital transactions occurred.  Assets and liabilities are translated at the exchange rates as of the balance sheet date.  Income and expenditures are translated at the average exchange rates for the twelve month periods ended September 30, 2011 and September 30, 2010, respectively.  A summary of the conversion rates for the periods presented is as follows:

	September 30, 2011	September 30, 2010
Period end RMB: U.S. dollar exchange rate	6.3885	6.6981
Average fiscal-year-to-date RMB: U.S. dollar exchange rate	6.5287	6.8214

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through PRC authorized institutions.  No representation is made that the RMB amounts could have been, or could be, converted into United States dollars at the rates applied in the translation.

Impairment of Long-Lived Assets

In accordance with ASC 360, “Property, Plant, and Equipment”, we periodically review our long-lived assets, including goodwill and other intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable.  We recognize an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset.  The amount of impairment is measured as the difference between the estimated fair value and the book value of the underlying asset.  We did not record any impairment charges on property, plant and equipment during fiscal 2011 and fiscal 2010.

Subsidiaries Held for Sale

Long-lived assets are classified as held for sale when certain criteria are met.  These criteria include: management’s commitment to a plan to sell the assets; the availability of the assets for immediate sale in their present condition; an active program to locate buyers and other actions to sell the assets has been initiated; the sale of the assets is probable and their transfer is expected to qualify for recognition as a completed sale within one year; the assets are being marketed at reasonable prices in relation to their fair value; and it is unlikely that significant changes will be made to the plan to sell the assets.  We measure long-lived assets to be disposed of by sale at the lower of carrying amount or fair value, less associated costs to sell.  At September 30, 2011, we do not have subsidiaries held for sale.

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

Basic and Diluted Earnings per Share

Under the provisions of ASC 260, “Earnings Per Share,” basic income (loss) per common share is computed by dividing income (loss) available to common shareholders by the weighted average number of shares of common stock outstanding for the periods presented.  Diluted income (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the income of the company, subject to anti-dilution limitations.  In order to comply with U.S. GAAP, we use the treasury stock method when computing the diluted income (loss) per share.  The number of incremental shares included in diluted income (loss) per share is computed using the average market price of our common stock during the reporting period.

CHINA DIRECT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 and 2010

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

Currently, we recognize the revenue from the equity securities received from our clients upon completion of the services performed or as otherwise provided for in our agreements with our clients. We use the grant date as the measurement date in accordance with ASC 605.

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

As of September 30, 2011, we do not have any environmental remediation obligations, nor do we have any asset retirement obligations under ASC 410. Furthermore, we do not have any environmental remediation loss contingencies requiring recognition or disclosure in our financial statements.

CHINA DIRECT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 and 2010

Recent Pronouncements

Intangibles – Goodwill and Other

In September 2011, the FASB issued Accounting Standards Update (ASU) 2011-08, “Intangibles ?C Goodwill and Other.” This guidance provides an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit, as described in paragraph 350-20-35-4. This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company will adopt the provisions of this guidance in its first quarter of fiscal 2012.

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

The amendments in this Update are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Earlier adoption is permitted, because compliance with the amendments is already permitted. We will adopt this guidance in fiscal 2012.

Fair Value Measurements:

In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS” to amend the accounting and disclosure requirements on fair value measurements. The new guidance limits the highest-and-best-use measure to nonfinancial assets, permits certain financial assets and liabilities with offsetting positions in market or counterparty credit risks to be measured at a net basis, and provides guidance on the applicability of premiums and discounts. Additionally, the new guidance expands the disclosures on Level 3 inputs by requiring quantitative disclosure of the unobservable inputs and assumptions, as well as a description of the valuation processes and the sensitivity of the fair value to changes in unobservable inputs. Other than requiring additional disclosures, we do not anticipate material impacts on our financial statements upon adoption. This ASU is effective for interim and annual periods beginning after December 15, 2011.

Accounting for Decreases in Ownership of a Subsidiary:

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

CHINA DIRECT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 and 2010

The following table sets forth the computation of basic and diluted loss per share for fiscal 2011 and 2010:

	2011	2010
Net income (loss) allocable to common shareholders for basic income (loss) per share:
Continuing operations	$6,241,863.00	$(3,314,483)
Discontinuing operations	2,997,120	-
Earnings (loss) attributable to common shareholders	$9,238,983	$(3,314,483)
Plus: preferred stock dividends	80,515	-
Effect of assumed conversions	80,515	-
Earnings (loss) available to common stockholders + assumed conversions	$9,319,498	$(3,314,483)

Weighted average common shares outstanding	36,113,013	29,574,749
Plus: incremental shares from assumed conversions
Convertible preperred stock	558,889	-
Unvested stock-based compensation	121,949	-
Dilutive potential common shares	680,838	-
Adjusted weighted-average shares	36,793,851	29,574,749

Net income (loss) per common share - basic:
Net income (loss) from continuing operations	$0.17	$(0.11)
Net income (loss) from discontinued operations	$0.09	$-
Net income (loss) per common share - basic	$0.26	$(0.11)
Net income (loss) per common share - diluted:
Net income (loss) from continueing operations	$0.17	$(0.11)
Net income (loss) from discontinued operations	$0.08	$-
Net income (loss) per common share - diluted	$0.25	$(0.11)

(1) Securities are not included in the denominator in periods when anti-dilutive. We excluded 2,142,980 shares of our common stock issuable upon exercise of options and 4,229,130 shares of our common stock issuable exercise of warrants as of September 30, 2011 as their effect was anti-dilutive. We did not add any dilutive shares to the denominator for fiscal 2010 as we had a loss.

NOTE 3 – COMPREHENSIVE INCOME

Comprehensive income is comprised of net income and other comprehensive income or loss. Other comprehensive income or loss refers to revenue, expenses, gains and losses that under US GAAP are included in comprehensive income but excluded from net income as these amounts are recorded directly as adjustments to stockholders’ equity.

On July 13, 2011, CDI Metal’s shareholders reached a resolution to change the ownership restructure whereas Mr. Weiyi Zhou, a 16.67% noncontrolling interest owner, agreed to transfer his ownership interest in CDI Metal to CDI Shanghai Management, free of considerations, as an equity transaction between owners. As a result, $17,920 of Accumulative Other Comprehensive Income (“AOCI”) previously attributable to noncontrolling interest owner was reclassified as attributable to the parent entity. On May 6, 2011, CDI China acquired 100% of Beauty East that had 48% ownership in Golden Magnesium. As a result of the acquisition, $684,559 of AOCI previously attributable to noncontolling interest owner was also reclassified as attributable to the parent entity.

CHINA DIRECT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 and 2010

Our other comprehensive income consists of currency translation adjustments, unrealized loss on marketable securities available-for-sale, net of taxes and unrealized loss on marketable securities available-for-sale-related party, net of taxes. The following table sets forth the computation of comprehensive income (loss) for fiscal 2011 and fiscal 2010, respectively:

CHINA DIRECT INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
	2011	2010

Net income (loss) from continuing operations	$5,848,515	$(3,572,836)
Net gain from discontinued operations	2,997,120	-
Other comprehensive income:
Foreign currency translation adjustments	2,794,522	1,321,793
Unrealized losses on securities	(3,898,269)	(931,285)
Other comprehensive income	7,741,888	(3,182,328)
Comprehensive income
Net loss attributable to noncontrolling interests	(473,864)	358,911
Foreign currency translation adjustments - noncontrolling interests	(511,856)	(497,342)
Comprehensive income (loss) attributable to common stockholders	$6,756,168	$(3,320,759)

The following table shows the accumulated other comprehensive income balance as of September 30, 2011.

	Foreign Currency Items	Unrealized Gains on Securities	Accumulated Other Comprehensive Income
Balance at September 30, 2009	$2,130,971	$(228,750)	$1,902,221
Period change	824,451	(931,285)	(106,834)
Balance at September 30, 2010	$2,955,422	$(1,160,035)	$1,795,387
Current-period change	2,282,670	(3,898,269)	(1,615,599)
Reclassification	-	(50,842)	(50,842)
Balance at September 30, 2011	$5,238,092	$(5,109,146)	$128,943

NOTE 4 – ACCOUNTS AND NOTES RECEIVABLE

Accounts and notes receivables include a convertible promissory note in the principal amount of $11,075,206 (the “Convertible Note”) due from China America Holdings, Inc. (“CAAH”) that we received as payment for certain consulting services we provided to CAAH related to its acquisition of a Chinese tile manufacturer that was completed on June 30, 2011. The Convertible Note bears interest at the rate of 3% per annum and will automatically convert into 1,538,223 shares of CAAH’s common stock upon the completion of, and after giving effect to, a 400 for 1 reverse stock split (the “Reverse Stock Split”) CAAH is in the process of completing in connection with its June 30, 2011 acquisition. We own approximately 15.5% of CAAH’s common stock without regard to the 1,538,223 shares of common stock we expect to receive after CAAH’s proposed Reverse Stock Split. CAAH issued the Convertible Note to us because the number of shares they agreed to pay us for these services exceeded its authorized shares of common stock at June 30, 2011. Accounts and notes receivables also reflect $500,000 of cash that CAAH agreed to pay us, in addition to the Convertible Note, for our services related to its June 30, 2011 acquisition. The $500,000 of cash is payable to us when CAAH receives the proceeds under a note receivable that is due to CAAH on December 31, 2011. We determined the fair value of the Convertible note by multiplying the number of shares issuable upon conversion of the Convertible Note prior to giving effect to the Reverse Stock Split by the closing price of CAAH’s common stock on June 30, 2011. We recognized revenue of $11,575,206 and cost of revenue of $6,048,000 at June 30, 2011 in connection with these services. $6,048,000 was the fair value of 840,000 of CAAH’s shares we agreed to transfer to a subcontractor.

At September 30, 2011, the fair value of the Convertible Note was $3,691,735. We reduced the notes receivable and booked $7,383,470 as other comprehensive loss. The fair value of accounts payable to our subcontractor was $2,016,000 at September 30, 2011. We reduced the accounts payable and booked $4,032,000 as other comprehensive income.

CHINA DIRECT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 and 2010

NOTE 5 – MARKETABLE SECURITIES AVAILABLE-FOR-SALE

Marketable securities available-for-sale and marketable securities available-for-sale-related party as of September 30, 2011 and September 30, 2010 consist of the following financial instruments:

Company	September 30, 2011	% of Total	September 30, 2010	% of Total

China America Holdings, Inc.	$426,791	5%	$950,250	33%
China Logistics Group, Inc.	196,208	2%	515,625	18%
Dragon International Group Corp.	22,816	0%	22,815	1%
China Armco Metals, Inc.	-	0%	277,600	10%
Sunwin International Neutraceuticals, Inc.	361,000	4%	455,000	15%
Dragon Capital Group Corp.	542,386	6%	672,735	23%
China Education International, Inc.	7,286,022	82%	-	0%
Marketable securities available for sale	$8,835,223	100%	$2,894,025	100%

All the securities, including preferred stock, common stock, and common stock purchase warrants, were received from our clients as consulting fees.  We categorize the securities as investments in marketable securities available for sale or investments in marketable securities available-for-sale-related parties.  These securities (exclusive of preferred stock and common stock purchase warrants) are quoted either on an exchange or on the over the counter market system.  Some of the securities are restricted and cannot be readily sold by us absent a registration of those securities under the Securities Act of 1933 (the “Securities Act”) or the availability of an exemption from the registration requirements under the Securities Act.  Our policy is to liquidate the securities on a regular basis.  As these securities are often restricted, we are unable to liquidate them until the restriction is removed.  Unrealized gains or losses on marketable securities available-for-sale and on marketable securities available-for-sale-related party are recognized on a periodic basis as an element of comprehensive income based on changes in the fair value of the security.  Once liquidated, realized gains or losses on the sale of marketable securities available-for-sale and marketable securities available-for-sale-related party are reflected in our net income for the period in which the security was liquidated.

Our marketable securities available-for-sale are carried at fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. There are three levels of inputs to fair value measurements - Level 1, quoted prices for identical instruments in active markets; Level 2, quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active or are directly or indirectly observable; and Level 3, unobservable inputs.

In certain cases, the inputs we use to measure fair value may fall into different levels of the fair value hierarchy. We use Level 1 inputs for our fair value measurements whenever there is an active market, with actual quotes, market prices, and observable inputs. We use Level 2 inputs for our fair value measurements whenever there are quoted prices for similar securities in an active market or quoted prices for identical securities in an inactive market. And, we use observable market data whenever available.

The availability of observable inputs can vary from marketable securities to marketable securities and is affected by a wide variety of factors, including the type of marketable securities we receive and whether the marketable securities are new and not yet established in the markets, a lack of activities and liquidity of the markets, and other characteristics particular to the financial instruments. To the extent that valuation is based on models or inputs that are less observable or unobservable in the markets, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by management in determining fair value is greatest for marketable securities categorized outside Level 1 and 2 inputs of the fair value hierarchy.

CHINA DIRECT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 and 2010

The tables below show the categories and carrying values of our marketable securities available-for-sale with different levels of inputs we used in the fair value hierarchy for the periods of fiscal 2011 and 2010:

	2011
	Level 1	Level 2	Total

China Education International, Inc.	$-	$7,286,022	$7,286,022
Other available-for-sale securities	1,549,201	-	1,549,201
Total	$1,549,201	$7,286,022	$8,835,223

	2010
	Level 1	Level 2	Total

Available-for-sale securities	$2,894,025	-	$2,894,025
Total	$2,894,025	-	$2,894,025

Consideration in Determination of an Inactive Market

Under different market conditions, fair value is determined differently. When a market is inactive, there is a significant decrease in the volume and level of activity for our marketable securities available-for-sale in relation to normal market activity for the same or similar financial instruments.

The following is a list of key factors we consider in determining if a market is inactive for the underlying marketable securities available-for-sale :

There are few recent transactions.
Price quotations are not based on current information.
Price quotations vary substantially, either over time or among market makers.
Indices demonstrably fail to show correlation with indications of fair value.
A significant increase in implied liquidity risk premiums, yields, or performance indicators.
A wide bid–ask spread or significant increase in the bid–ask spread.
A significant decline or absence of a market for new issuances.
A lack of publicly released information.

Valuation Techniques for Level 2 Inputs

Many marketable securities in markets that are not active have relevant bid and ask prices that can be observed. Bid prices reflect the highest price that a party is willing to pay for an asset. Ask prices represent the lowest price that a party is willing to accept for an asset. For marketable securities available-for-sale whose inputs are based on a bid-ask range our accounting policy allows for the use of the price within the bid-ask spread as the most representative of fair value, or the mid-market pricing as an alternative practical expedient for fair value measurements within a bid-ask spread.

On December 31, 2010, we received a total of 4,740,694 shares of China Education International, Inc. (“CEII”), formerly known as USChina Channel, Inc. common stock as the stock-based payment for consulting services we provided to CEII in connection with CEII’s acquisition of China Education Schools, Ltd. In connection with this transaction, we also paid $170,000 to acquire 758,124 shares of CEII’s common stock in a private sale. We accounted for this class of securities as marketable securities available-for-sale. Pursuant to ASC Topic 820, “Fair Value Measurement”, we used the quoted price of $1.05 per share for the CEII’s securities as the basis to value the shares of CEII’s common stock we received, and recognized $4,977,728 as our consulting service revenues in fiscal 2011.

CHINA DIRECT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 and 2010

Invictus Advisory Services, Inc. (“Invictus”), CEII and our company entered into a Consulting and Management Agreement at December 31, 2010 whereby we agreed to perform certain consulting and business advisory services for CEII, including advising CEII on financing matters, assistance with acquisitions, and coordination of SEC filings.  The term of the agreement is for one year, beginning January 1, 2011.  On February 15, 2011, Invictus transferred to us on behalf of CEII a total of 600,000 shares of CEII’s common stock previously issued to Invictus as payment, 400,000 for our services in connection with CEII’s acquisition of China Education Schools and 200,000 shares of CEII’s common stock for consulting services we provide from January 1, 2011 to December 31, 2011. All 600,000 shares we received were fully vested and non-forfeitable at the time of transfer and were valued at $1,800,000. We recognized revenue of $1,650,000 for fiscal 2011. The balance of deferred revenue was $150,000 as of September 30, 2011.

For fiscal 2011, the total fair value of CEII’s common stock we received for services was $6,627,728. We transferred shares of CEII’s common stock with a value of $283,500 to Animus Advisory Group, Inc. as considerations for its work performed for us in connection with services we provided to CEII. The CEII common stock is quoted in the over the counter market system, but is restricted and cannot be readily sold by us absent of a registration of those securities under the Securities Act 1933. As of September 30, 2011, the aggregated carrying value of the CEII common stock totaled $7,286,022 measured using Level 2 inputs, at the fair value of $1.25 per share. It was based on the price within the quoted bid and ask spread, directly observable in an inactive market on the measurement date..

The investments in marketable securities available-for-sale-related party totaled $542,386 and $672,735 as of September 30, 2011and September 30, 2010, respectively which were comprised solely of the securities of Dragon Capital Group Corp. (“Dragon Capital??.  Mr. Lisheng (Lawrence) Wang, the CEO and Chairman of the Board of Dragon Capital, is the brother of Dr. James Wang, our CEO and Chairman of the Board of Directors.  These securities were issued by Dragon Capital as compensation for our consulting services.  Dragon Capital is a non-reporting company whose securities are quoted on the Pink Sheets.  As such, under Federal securities laws, securities of Dragon Capital generally cannot be resold by us absent a registration of those securities under the Securities Act of 1933.  Dragon Capital does not intend to register the securities.

Under the guidance of ASC320, “Investments”, we periodically evaluate our marketable securities to determine whether a decline in their value is other than temporary.  Management utilizes criteria such as the magnitude and duration of the decline, in addition to the reasons underlying the decline, to determine whether the loss in value is other than temporary.  The term “other-than-temporary” is not intended to indicate that the decline is permanent.  It indicates that the prospects for a near term recovery of value are not necessarily favorable, or that there is a lack of evidence to support fair values equal to, or greater than, the carrying value of the investment.  Once a decline in value is determined to be other than temporary, the value of the security is reduced and a corresponding impairment charge to earnings is recognized.  In this assessment for various securities at September 30, 2011 and September 30, 2010, the guidance in ASC 320, “the Investment-Debt and Equity Securities,” is carefully followed.  In accordance with Section 325-35-33, when an entity has decided to sell an impaired available-for-sale security and the entity does not expect the fair value of the security to fully recover before the expected time of sale, the security shall be deemed other-than-temporarily impaired in the period in which the decision to sell is made.  However, an entity shall recognize an impairment loss when the impairment is deemed other than temporary impairment even if a decision to sell has not been made.

For fiscal 2011, we had no loss related to other than temporary impairment while for fiscal 2010 we had a loss related to other than temporary impairment of $205,342.  The realized (loss) and gain on sale of marketable securities available-for-sale in fiscal 2011 and fiscal 2010 was $(383,715) and $2,140,781, respectively.

CHINA DIRECT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 and 2010

Marketable securities available-for-sale and marketable securities available-for-sale-related party are either valued at the date received or at the date when services are rendered. The fair market values as of September 30, 2011 and 2010 are as follows:

		For the Year Ended September 30, 2011
	September 30, 2010	Fair value received/sold	Cost basis adjustment for other than temporary impairment	Unrealized loss	September 30, 2011

Investment in marketable securities available for sale	$2,221,290	$6,044,166	$-	$27,381	$8,292,837
Investment in marketable securities available for sale - related party	672,735	388,455	-	(518,804)	542,386
Total Investment in securities available for sale	$2,894,025	$6,432,621	$-	$(491,423)	$8,835,223

		For the Year Ended September 30, 2010
Description	September 30, 2009	Amount received/sold	Cost basis adjustment for other than temporary impairment	Unrealized loss	September 30, 2010

Investment in marketable securities available-for-sale	$4,984,350	$(1,980,343)	$(205,342)	$(577,375)	$2,221,290
Investment in marketable securities available-for-sale-related party	604,686	246,523	-	(178,474)	672,735
Total Investment in securities available-for-sale	$5,589,036	$(1,733,820)	$(205,342)	$(755,849)	$2,894,025

NOTE 6 - INVENTORIES

Inventories at September 30, 2011 and September 30, 2010 consisted of the following:

	2011	2010

Raw materials	$3,061,481	$3,478,947
Finished goods	6,564,293	2,893,978
Total Inventory	$9,625,774	$6,372,925

Due to the nature of our business and the short duration of the manufacturing process for our products, there is no material work in progress inventory at September 30, 2011 and September 30, 2010.

CHINA DIRECT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 and 2010

NOTE 7 - PREPAID EXPENSES AND OTHER CURRENT ASSETS

At September 30, 2011 and September 30, 2010, prepaid expenses and other current assets, consisted of the following:

Description	September 30, 2011	September 30, 2010

Prepayments to vendors for merchandise that had not yet been shipped or services that had not been performed	$6,519,123	$4,469,249
Prepaid expenses	2,448,248	2,546,278
Other receivables	3,865,525	911,217
Loans receivable	1,537,420	608,904
Security deposits	18,749	16,721
Total	$14,389,065	$8,552,369

Other receivables include prepaid cost for Baotou Changxin Magnesium’s land use rights. Baotou Changxin Magnesium owns and operates a magnesium facility capable of producing 24,000 metric tons of pure magnesium per year on approximately 406,000 square feet of land located in the Shiguai district of Baotou city, Inner Mongolia. The land use rights are valued at $1,140,011 as of September 30, 2011. Baotou Changxin Magnesium occupies this land pursuant to an asset acquisition agreement entered into with Baotou Sanhe Mangesium Co., Ltd. to acquire the land use rights for this property, among other assets.  Since the land use right is yet to be transferred from Baotou Sanhe Magnesium Co. to Baotou Changxin Magnesium, the cost of $1,140,011 is accounted for as prepaid expenses.  The company has not started amortizing the land use right prepaid as of September 30, 2011. The land use right expires in May 2045.

NOTE 8 - PROPERTY, PLANT AND EQUIPMENT

At September 30, 2011 and September 30, 2010, property, plant and equipment, consisted of the following:

Property, Plant and Equipment
Description	Useful Life	September 30, 2011	September 30, 2010

Building	10-40 years	$14,260,280	$14,978,242
Manufacturing equipment	5-10 year	21,535,796	18,650,462
Office equipment and furniture	3-5 year	646,244	470,238
Autos and trucks	5 year	1,187,281	995,963
Construction in progress	N/A	8,295,743	7,716,777
Total		45,925,344	42,811,682
Less: accumulated depreciation		(9,051,356)	(5,299,421)
Property, Plant and Equipment, Net		$36,873,988	$37,512,261

For fiscal 2011 and fiscal 2010, depreciation expense totaled $3,751,936 and $2,594,145, respectively.

NOTE 9 - PROPERTY USE RIGHTS

Property use rights, net of accumulated amortization, consist of both mining and property use rights. Our property use rights totaled $2,252,445 and $1,970,585 as of September 30, 2011 and September 30, 2010, respectively. During fiscal 2011, our subsidiary Shanxi Gu County Golden Magnesium Industry Co., Ltd. (“Golden Magnesium”) paid an additional $270,827 for governmental fees required to obtain the land use rights for approximately 24.5 acres of land located in Yueyan, Gu County, Shanxi Province, China. The land use rights expire in 2061 and land use rights amortization expense during fiscal 2011 was $71,359.

CHINA DIRECT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 and 2010

In connection with our acquisition of CDI Jixiang Metal Co., Ltd. (“CDI Jixiang”) in December 2007, we acquired mining rights to 51 acres of land located in the Yong shun Kaxi Lake Mining area of China. The mining rights we obtained from the Ministry of Land and Resources (the “County Government Agency”) in 2004 are valued at $531,297 as of September 30, 2011 and allow for the mining of an aggregate of 10,000 metric tons of zinc ore per year. Due to a number of factors including the global economic downturn beginning in 2008, we did not commence operations, amortize the cost for the mining rights or establish a reserve on the property.  We are in the process of renewing the mining permit for these rights which expired in October 2009. We believe that the zinc mining permit held by CDI Jixiang will receive the required county and provincial levels of government approval of its renewal application. This expectation is based on the submission of an application for renewal and conversations with government regulators regarding the status of its application as noted below:

Generally, a zinc mining permit requires the approval of the Ministry of Land Resources of Yongshun County (the “County Government Agency”) and the Ministry of Land Resources of Hunan Province (the “Provincial Government Agency”). In July 2009 CDI Jixiang Metal submitted an application to the County Government Agency to extend the term of the mining license for a period of two years from the date of approval of the renewal application. This application was approved by the County Government Agency and was forward to the Provincial Government Agency with a recommendation from the County Government Agency that the application be approved.

During the review of the application by the Provincial Government Agency a discrepancy in the requested depth of the mine was noted as the depth requested by CDI Jixiang Metal depth was greater than the depth specified in the original permit. In December 2010, CDI Jixiang Metal acknowledged the discrepancy and requested that the application be considered using the previously approved mining depth. In addition, during the Provincial Government Agency review, it was determined that CDI Jixiang’s application required submission of reports on mining reserves, mining development and utilization program, environmental geological assessment, and land reclamation plan. These reports were then submitted to the Provincial Government Agency. The Provincial Government Agency has advised CDI Jixiang Metal that it has approved the issuance of a new mining permit that will be issued upon payment of the applicable government fees.

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

Ruiming Magnesium owns and operates a magnesium facility located on two parcels of land aggregating to approximately 414,308 square feet located in Shagou Village, Yangqu County of Taiyuan City Shanxi Province, China. Ruiming Magnesium occupies this land pursuant to two land use rights issued by the Chinese government one of which is held by Ruiming Magnesium and one held by Shanxi Tongbao Investment Group Co., Ltd. The land use rights held by Shanxi Tongbao Investment Group Co., Ltd. will be transferred to Ruiming Magnesium pursuant to the terms of the Equity Transfer Agreement dated July 13, 2010 entered into among CDI China, Inc., Pine Capital Enterprises, Inc., Taiyuan Yiwei Magnesium Industry Co., Ltd. and Taiyuan Ruiming Yiwei Magnesium Industry Co., Ltd. The transfer of the land use right requires the payment of certain taxes. Once the tax transaction is completed, the land use right can be transferred to Ruiming Magnesium. As of September 30, 2011, the company has not received the tax bill from the Inland Revenue Department. The land use rights held by Ruiming Magnesium covers approximately 208,534 square feet of land, expires in February 2052 and is valued at $453,529.  The land use rights held by Shanxi Tongbao Investment Group Co., Ltd. covers approximately 205,774 square feet of land, expires in February 2052, and is valued at $449,920. The land use rights amortization expense during fiscal 2011 was $22,604.

CHINA DIRECT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 and 2010

NOTE 10 - LOANS PAYABLE

Loans payable at September 30, 2011 and September 30, 2010 consisted of the following:

	September 30,	September 30,
Description	2011	2010

Lang Chemical loan from Bank of Shanghai. Due on February 20, 2011. 5.31% annual interest rate. Guaranteed by China Investment Guarantor Co. Ltd.	$-	$447,888

Lang Chemical loan from China Mingsheng Bank. Due on May 26, 2011. 6.638% annual interest rate. Guaranteed by Chen Jingdong.	-	686,762

CDI Beijing non-interest bearing loan from Beijing Mingshang Investment Guarantee Co. Ltd. Due on August 31, 2011. Guaranteed by Chi Chen.	-	4,478,882

CDI China loan from Sunwin Tech Group, Inc. Due on December 31, 2011. 3% annual interest rate. Secured by pledge of CDI China assets.	450,000	-

Lang Chemical loan from China Mingsheng Bank. Due on May 16, 2012. 6.941% annual interest rate. Guaranteed by Zhu Qian and Chen Jingdong.	720,044	-

Lang Chemical loan from Bank of Shanghai. Due on March 22, 2012. 6.666% annual interest rate. Guaranteed by China Investment Guarantor Co. Ltd. and Zhu Qian.	547,859	-

CDI Beijing loan from Bank of Hangzhou. Due on October 21, 2011. 6.672% annual interest rate. Guranteed by Chi Chen （1 ）	939,188	-

Total	2,657,091	5,613,532
Less: Current Portion	(2,657,091)	(5,613,532)

Loans payable, long-term	$-	$-

(1) CDI Beijing’s short-term loan from Bank of Hongzhou due on October 21, 2011 was paid in full.

CHINA DIRECT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 and 2010

NOTE 11 - RELATED PARTY TRANSACTIONS

List of Related Parties

We have specified the following persons and entities as related parties with ending balances as of September 30, 2011 and September 30, 2010:

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
Lifei Huang, is the daughter of Yuwei Huang;
Lifei Huang, is a registered representative of Pine Capital Enterprises Inc., a company organized under the laws of the Cayman Islands (“Pine Capital”);

Lifei Huang, is a registered representative of Wheaton Group Corp., a company organized under the laws of Brunei Darussalam (“Wheaton”);
Shuihuan Huang, is the sister of Yuwei Huang;
Kong Tung, a member of the board of directors, and chairman of Golden Magnesium and Beauty East;

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
Chi Chen is vice president of our Basic Materials Segment and minority interest owner of CDI Beijing;
Zhongmen International Investments Co., Ltd., a company organized under the laws of the PRC (“Zhongmen International”), is legally represented by an officer of CDI Beijing;

As of September 30, 2011, Accounts, loans, and other receivables and prepaid expenses- related parties were $9,598,583 and were comprised of accounts receivable – related party of $1,211,079, Prepaid expenses – related parties of $2,687,928, Loans receivable – related parties of $1,320,324, and Due from related parties of $4,379,252 as set forth below:

Accounts Receivable – related parties

At September 30, 2011, accounts receivable – related parties of $1,211,079 were comprised of the following:

$364,705 due Baotou Changxin Magnesium from YiWei Magnesium for inventory provided;
$4,860 due Chang Magnesium from Wheaton for inventory provided;
$296,156 due Chang Magnesium from YiWei Magnesium for inventory provided; and
$545,358 due Ruiming Magnesium from YiWei Magnesium for inventory provided.

At September 30, 2010, accounts receivable – related parties of $2,119,582 were comprised of the following:

$834,758 due Baotou Changxin Magnesium from YiWei Magnesium for inventory provided;
$4,635 due Chang Magnesium from Wheaton for inventory provided; and
$1,280,189 due Golden Magnesium from YiWei Magnesium for inventory provided.

Prepaid Expenses – related parties

At September 30, 2011, prepaid expenses – related parties of $2,687,928 were comprised of the following:

$2,654,384 prepaid by Chang Magnesium to YiWei Magnesium for future delivery of inventory; and
$33,544 prepaid by Ruiming Magnesium to Yiwei Magnesium for future delivery of inventory.

CHINA DIRECT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 and 2010

At September 30, 2010, prepaid expenses – related parties of $3,982,163 were comprised of the following:

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

Loans Receivable – related parties

At September 30, 2011, loan receivables – related parties of $1,320,324 were due Lang Chemical from NanTong Chemical for funds advanced for working capital purposes.

At September 30, 2010, loan receivables – related parties of $1,528,911 were comprised of the following:

$1,324,309 due Lang Chemical from NanTong Chemical for funds advanced for working capital purposes;
$74,648 due Chi Chen from CDI Beijing for funds advanced for working capital purposes;
$119,437 due Xing Hai from Baotou Changxi Magnesium for funds advanced for working capital purposes; and
$10,517 due YiWei Magnesium from Ruiming Magnesium for funds advanced for working capital purposes.

Due from related parties

At September 30, 2011, due from related parties of $4,379,252 was comprised of the following:

$78,266 due Baotou Changxi Magnesium from YiWei Magnesium for working capital purposes;
$118,954 due Baotou Changxi Magnesium from YiHong Magnesium for working capital purposes;
$3,850,151 due Chang Magnesium from YiWei Magnesium for working capital purposes;
$3,130 due Chang Magnesium from Shuihuan Huang for working capital purposes;
$12,000 due IMTC from YuWei Huang for working capital purposes;
$42,263 due Ruiming Magnesium from YiWei Magnesium for working capital purposes;
$200,924 due Ruiming Magnesium from YiHong Magnesium for working capital purposes;
$10,951 due CDI Shanghai from YiWei Magnesium for working capital purpose; and
$62,613 due CDI Beijing from Zhongmen International for working capital purposes.

At September 30, 2010, due from related parties of $49,566 was due CDI Beijing from Zhongmen International for working capital purposes.

As of September 30, 2011, Accounts and other payables – related parties were $4,590,045 which consist of Accounts payable – related parties of $896,878, Advanced from customer – related parties of $9,685, and Due to related parties of $3,683,482 as set forth below:

Accounts Payable – related parties

At September 30, 2011, accounts payable – related party of $896,878 was comprised of the following:

$142,479 due from Golden Magnesium to YiWei Magnesium for purchases of goods; and
$754,399 due from IMTC to Pine Capital for purchases of goods.

At September 30, 2010, accounts payable – related party of $40,558 was comprised of the following:

$12,200 due from Chang Magnesium to Pine Capital for purchases of goods;
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

CHINA DIRECT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 and 2010

Loan Payable – related parties

At September 30, 2011, we had no loan payable – related parties.

At September 30, 2010, loan payable – related parties of $60,990 was due Pine Capital for funds advanced for working capital of Golden Magnesium.

Due to related parties

At September 30, 2011, due to related parties balance of $3,683,482 was comprised of the following:

$9,953 due to Yuwei Huang for the working capital of Chang Magnesium;
$97,089 due to Kung Tong for the working capital of Beauty East;
$399,781 due to Chi Chen for the working capital of CDI Beijing; and
$3,176,659 due to YiWei Magnesium for the balance of the purchase price for Ruiming Magnesium.

At September 30, 2010, due to related parties balance of $3,872,157 was due to YiWei Mangnesum for the balance of the purchase price for Ruiming Magnesium.

Restricted Cash, current

 As of September 30, 2011, we had no restricted cash from related parties.

 At September 30, 2010, our current restricted cash was $5,091,023. Restricted cash was principally comprised of the cash proceeds of a $4,478,882 loan to CDI Beijing from Beijing Mingshang Investment Guarantee Co., Ltd. (the “Beijing Mingshang Loan”). The proceeds from this loan were pledged as collateral for a loan from Fushun Bank of Northern China (the “Fushun Bank Loan”) to an unrelated third-party trading partner of CDI Beijing, who is also a strategic business associate of Chi Chen, the General Manager of CDI Beijing and an owner of a 49% noncontrolling interest in that company. The Fushun Bank Loan was used for the borrower's working capital for this business which CDI Beijing had no interest in. Subsequently, Mr. Chen pledged his own personal assets as collateral for the Beijing Mingshang Loan. As a result, the removal of the restrictions on this cash and the repayment of this loan were completed within the second quarter of fiscal 2011.

NOTE 12 – CAPITAL STOCK

Preferred Stock and Related Dividends

We have 10,000,000 authorized shares of preferred stock, par value $.0001, of which we issued 12,950 shares on February 11, 2008, designated as Series A Convertible Preferred Stock (the “Preferred Stock”) together with common stock purchase warrants to purchase an aggregate of 1,850,000 shares of our common stock at an exercise price of $8.00 per share, subject to adjustment as discussed below (the “Warrants”). At closing, we received gross proceeds of $12,950,000 (the “Offering”). The Preferred Stock has a stated value per share of $1,000, carries an 8% per annum dividend rate payable quarterly in arrears and, at the time it was issued, is convertible into our common stock at $7.00 per share, subject to adjustments. In addition, the Preferred Stock may be redeemed by us if, after August 12, 2008, (i) the closing price of our common stock exceeds $9.80 for any fifteen days out of a twenty consecutive trading day period and (ii) we have not had any equity condition failures as provided for in the Preferred Stock certificate of designations.

As of December 31, 2008, 11,944 shares of the Preferred Stock were redeemed upon conversion into our common stock leaving a balance of 1,006 shares outstanding. In addition, in May 2008, 100,000 Warrants were exercised at a price of $8.00 per share. As of January 1, 2009, we had outstanding 1,906,250 Warrants at an exercise price of $8.00 per share that were issued to the purchasers of the Preferred Stock who converted their shares and 143,750 Warrants that were held by the holders of the Preferred Stock who did not convert their shares (the “Remaining Warrants”). The 1,906,250 Warrants are not subject the Anti-Dilution Rights discussed below and are therefore not subject to derivative liability treatment under EITF 07-05.

The conversion price of the Preferred Stock and the exercise price of the Remaining Warrants are subject to adjustment if we issue or sell shares of our common stock for a consideration per share less than the conversion or exercise price then in effect, or issue options, warrants or other securities convertible or exchangeable for shares of our common stock at a conversion or exercise price less than the conversion price of the Preferred Stock or exercise price of the Warrants then in effect. If either of these events should occur, the conversion or exercise price, as the case may be, is reduced to the lowest price at which these securities were issued or are exercisable. We refer to these clauses as the “Anti-Dilution Rights”. The Anti-Dilution Rights of the beneficial conversion feature make the conversion option not indexed to the company’s own stock, and therefore requires the conversion feature along with the Remaining Warrants to be treated as derivative liabilities as provided under EITF 07-05 (effective January 1, 2009).

CHINA DIRECT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 and 2010

On June 15, 2009, we completed a registered direct offering of our common stock at $1.85 per share and, pursuant to the Anti-Dilution Rights, reduced the conversion price under the Preferred Stock from $7.00 to $1.85 and the exercise price for the remaining Warrants from $8.00 to $1.85 per share (the “June 2009 Registered Direct Offering”). On December 30, 2010, we registered a direct offering of our common stock at $1.80 per share and, pursuant to the Anti-Dilution Rights, reduced the conversion price under the Preferred Stock and the exercise price for the remaining Warrants from $1.85 to $1.80 per share (the “December 2010 Registered Direct Offering”).

As of September 30, 2011 and September 30, 2010 there were 1,006 shares of Series A Convertible Preferred Stock outstanding. The dividends are payable in cash or shares of our common stock at our option subject to certain provisions. If paid in shares of common stock, the stock shall be valued at the lower of the conversion price or the average of the weighted average price of the 10 consecutive trading days immediately preceding the dividend date. During fiscal 2011, we paid $60,390 of ordinary dividends in the form of 48,533 shares of our common stock and $20,125 in cash. During fiscal 2010, we paid $80,433 of ordinary dividends in the form of 62,698 shares of our common stock and $20,125 in cash.

Treatment of Accounting Errors

In October, 2011, we determined that our previously reported financial statements contained accounting errors, which would require corrections. Specifically, we determined that we (i) failed to account for the cumulative effects of the adoption of EITF 07-5 as of January 1, 2009 for both the embedded down-ratchet conversion option in our Series A Preferred Stock and the Series A Stock Purchase Warrants as derivative liabilities, (ii) incorrectly recognized the one-time deemed dividends for the embedded Series A conversion options in our interim financial statements of fiscal 2011, and (iii) incorrectly applied our assumption for the ‘time to exercise’ input of the fair value calculation of the warrants, which was shorter than the actual contractual term of five (5) years also in our interim financial statements of fiscal 2011. After carefully considering the extent and magnitude of these errors and weighing their materiality for the affected interim and annual periods and their financial impact from both a quantitative and qualitative standpoint, we determined the errors to be immaterial, and decided to make these corrections as cumulative adjustments in our financial statements on Form 10-K for the fiscal year ended September 30, 2011. In addition, the reversal of the one-time deemed dividends of $677,398 recorded in our interim financial statements for the period ended December 31, 2010 results in an increase of $0.02 per share attributable to China Direct shareholders on both the basic and diluted basis.

            The cumulative effects of these accounting correction entries are shown in the table below:

For the Twelve Months ended September 30, 2011
Accounting Adjustments for Corrections of Errors
	Debit	Credit
Additional paid in capital (APIC)	$923,236
Current Loss Adjustment	$103,570
Reversal of Deemed Dividends – Retained Earnings		$677,398
Fair Value of Conversion Option Derivative liabilities		$69,295
Fair Value of Derivative liabilities – Warrants		$37,936
Cumulative Effects -Retained Earnings		$242,177

Common Stock

We have 1,000,000,000 shares of common stock, par value $.0001, authorized. At September 30, 2011 there were 40,353,828 shares of common stock issued and outstanding and there were 31,657,244 shares of common stock issued and outstanding at September 30, 2010.

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

CHINA DIRECT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 and 2010

On May 6, 2011 CDI China, Inc., our wholly owned subsidiary, entered into a Stock Transfer Contract with Mr. Kong Tung, a member of our board of directors, and Mr. Hui Dong, his son, both of whom are the sole shareholders of Beauty East, a Hong Kong company. Beauty East owns a 48% interest in our Golden Magnesium subsidiary. Under the contract, CDI China acquired 100% of Beauty East in exchange for 4,879,280 shares of our unregistered common stock, an equivalent of RMB 39,659,401 (approximately $6,099,107).The number of acquisition shares was determined using the exchange rate announced by Bank of China on the date of the Agreement was signed by all of the parties. At the closing date the total value of the shares transferred was $6,147,893 or $1.26 per share.

During fiscal 2011, we issued a total of 8,696,584 shares of our common stock comprised of:  2,222,224 shares to accredited investors in connection with the December 30, 2010 offering of our securities, 2,439,640 shares to Mr. Kong Tung and 2,439,640 shares to Mr. Hui Dong as part of the purchase price to acquire Beauty East, 769,231 shares to Pine Capital as part of the purchase price for July 2010 acquisition of an 80% interest in Ruiming Magnesium, 48,533 shares to pay dividends on 1,006 shares of our series A preferred stock, 80,000 shares in connection with the exercise of stock options; 87,750 shares to members of our board of directors as compensation, 12,000 shares issued for consulting services, and 597,566 shares issued to employees as compensation.

During fiscal 2010, we issued a total of 4,467,525 shares of our common stock comprised of:  62,698 shares to pay dividends on 1,006 shares of our series A preferred stock; 3,191,000 shares sold in an “at-the-market” offering; 183,454 shares to consultants for fees; 105,472 shares to board members as compensation, 260,000 shares in connection with the exercise of warrants exercised at a price of $1.14 per share, and 664,901 were issued to employees as compensation.

For fiscal 2011 and the 2010, stock-based compensation expense amounted to $659,439 and $1,291,111, respectively.  For fiscal 2011 and the 2010, the fair value of securities paid for services was $42,498 and $225,063, respectively.
Stock Incentive Plans

On August 16, 2006, our board of directors authorized the 2006 Equity Plan (the “2006 Equity Plan”) covering 10,000,000 shares of our common stock, which was approved by a majority of our shareholders on August 16, 2006. At September 30, 2011 and 2010 there were options outstanding to purchase an aggregate of 12,000 and 56,000 shares, respectively of common stock outstanding under the 2006 Equity Plan at exercise prices ranging from $7.50 and $2.50 per share.

On October 19, 2006, our board of directors authorized the 2006 Stock Plan (the “2006 Stock Plan”) covering 2,000,000 shares of our common stock. As the 2006 Stock Plan was not approved by our shareholders prior to October 19, 2007, we may no longer award incentive stock options under the 2006 Stock Plan and any incentive stock options previously awarded under the 2006 Stock Plan were converted into non-qualified options upon terms and conditions determined by the board of directors, as nearly as is reasonably practicable in their sole determination, to the terms and conditions of the incentive stock options being so converted. At September 30, 2011, there were no options outstanding while there were options outstanding to purchase an aggregate of 106,000 shares of common stock outstanding under the 2006 Stock Plan at exercise prices of $5.00 per share.

On April 25, 2008, our board of directors adopted the 2008 Executive Stock Incentive Plan covering 1,000,000 shares of our common stock, which was approved by a majority vote of our shareholders on May 30, 2008. As of September 30, 2011 and 2010, 74,527 and 277,170 shares had been issued under this plan, respectively.

On April 25, 2008, our board of directors adopted the 2008 Non-Executive Stock Incentive Plan covering 3,000,000 shares of our common stock, which was approved by a majority vote of our shareholders on May 30, 2008. As of September 30, 2011 and 2010 we granted 505,568 and 425,855 shares of restricted stock, respectively.

CHINA DIRECT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 and 2010

The following table sets forth our stock option activities during fiscal 2011 and fiscal 2010:

Description	Shares underlying options	Weighted average exercise price
Outstanding and exercisable at September 30, 2009	3,655,670	$10.83
Converted to Restricted Stock Award	(953,940)	4.49
Cancelled	(40,000)	3.75
Adjusted	(288,750)	1.14
Outstanding and exercisable at September 30, 2010	2,372,980	$14.83
Exercised	(80,000)	1.29
Expired	(44,000)	2.50
Expired	(106,000)	5.00
Outstanding and Exercisable at September 30, 2011	2,142,980	$15.90

As of September 30, 2011, we had 2,142,980 shares underlying options outstanding and exercisable. The aggregate intrinsic value of these options at September 30, 2011 was zero.

On February 8, 2011 we modified the exercise price of options to purchase 120,000 shares of our common stock previously awarded to David Stein, our former chief operating officer, from $5.00 per share to $2.00 per share as compensation for consulting and advisory services provided by Mr. Stein. The total additional stock-based compensation expense as a result of the modification was $31,315.

On June 2, 2010 we modified the exercise price of options to purchase 80,000 shares of our common stock previously awarded to David Stein from $5.00 per share to $1.29 per share as compensation for consulting and advisory services provided by Mr. Stein. The total additional stock-based compensation expense as a result of the modification was $32,604. On December 30, 2010, Mr. Stein exercised his option to purchase the 80,000 shares and we received proceeds of $103,199.

The remaining contractual life and exercise price of options outstanding and exercisable at September 30, 2011 are as follows:

Number of options outstanding and exercisable	Exercise price	Remaining contractual life (Years)
120,000	$2.00	0.67
400	$2.25	3.60
637,000	$7.50	1.25
625,000	$10.00	2.26
500	$15.00	1.69
760,000	$30.00	1.33
80	$56.25	3.17
2,142,980	$15.90

Common Stock Purchase Warrants

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

CHINA DIRECT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 and 2010

As of September 30, 2011 the Series A Preferred stockholders held an aggregate of 143,750 common stock purchase warrants, which contained a downside ratchet provision, that would allow the exercise price of these warrants to reset, contingent upon certain future transactional events. The terms of these warrants provide that if we sell common stock at a price per share less than the then exercise price of the warrants then we are required to reduce the exercise price of those warrants to the lower price of the subsequent sale. On June 15, 2009, we registered a direct offering of our common stock, which reduced the exercise price of the 143,750 warrants to purchase our common stock from $8.00 to $1.85 per share. On December 30, 2010, we entered into an engagement letter with Rodman & Renshaw for the sale of our common stock at $1.80 per share, which again reset the exercise price of the aforementioned warrants from $1.85 to $1.80 per share.

A summary of the status of our outstanding common stock purchase warrants granted as of September 30, 2011 and changes during the period is as follows:

	Shares underlying warrants	Weighted averager exercise price
Outstanding and exerciable at September 30, 2009	5,834,664	$6.92
Adjustment	75,000	5.00
Exercised	(260,000)	1.14
Expired	(150,000)	10.50
Outstanding and exercisable at September 30, 2010	5,499,664	$6.92
Additions	777,778	1.80
Expired	(25,000)	11.00
Expired	(1,869,562)	10.00
Expired	(50,000)	4.00
Expired	(103,750)	1.14
Outstanding and exercisable at September 30, 2011	4,229,130	$4.80

The following information applies to all warrants outstanding and exercisable at September 30, 2011.

Number of Warrants outstanding and exercisable	Exercise Price	Remaining contractual life (Years)
143,750	$1.80	0.36
777,778	$2.00	5.83
1,351,352	$2.31	3.21
50,000	$2.50	0.17
1,906,250	$8.00	1.37
4,229,130

NOTE 13 - SEGMENT INFORMATION

Operating Segments

Our reportable segments are strategic business units that offer different products and services.  Each segment is managed and reported separately based on the fundamental differences in their operations.  The principal products and services provided by each segment are summarized below:

Magnesium Segment – In our Magnesium Segment, we produce, sell and distribute pure magnesium ingots, magnesium powder and magnesium scraps.

Basic Materials Segment - In our Basic Materials segment, we sell and distribute a variety of products, including industrial grade synthetic chemicals, steel products, non ferrous metals, recycled materials, and industrial commodities.  This segment also includes our zinc ore mining property which has not commenced operations.

Consulting Segment - In our Consulting segment, we provide business and financial consulting services to U.S. public companies that operate primarily in China.

CHINA DIRECT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 and 2010

The following information is presented in accordance with ASC 280, “Segment Reporting, Disclosure about segments of an Enterprise and Related Information.”  During fiscal 2011, we operated in three reportable business segments as follows:

Magnesium segment:

•	Chang Magnesium；
•	Chang Trading；
•	Excel Rise；
•	Asia Magnesium；
•	Golden Magnesium；
•	Baotou Changxin Magnesium；
•	IMG；
•	International Magnesium Trading；
•	Ruiming Magnesium；and
•	Beauty East.

Basic Materials segment:

•	Lang Chemical;
•	Jingkun Zinc;
•	Jixiang Metal;
•	CDI Metal Recycling;
•	CDI Beijing; and
•	CDII Trading.

Consulting segment:

•	China Direct Investments;
•	CDI Shanghai Management; and
•	Capital One Resource.

Segment revenues were as follows during the periods presented:

(in thousands)	2011		2010
Magnesium	$99,880	(1)	$51,145	(1)
Basic Materials	68,927		58,829
Consulting	19,007		2,769
Total revenue	$187,814		$112,743

(1)We had revenue from related parties of $6,585,372 and $7,356,529 during fiscal 2011 and 2010, respectively.

Operating profit (loss) by segment for fiscal 2011 and 2010 were as follows:

(in thousands)	2011	2010
Magnesium	$(1,064)	$(1,610)
Basic Materials	(438)	(362)
Consulting	7,351	(1,601)
(Loss) Earnings from continuing operations	$5,849	$(3,573)
Gain from discontinued operations	2,997	-
Equity earnings (loss), net of taxes	$8,846	$(3,573)

     Total assets by segment were as follows as of September 30, 2011

(in thousands)	2011	2010
Magnesium	$65,321	$62,415
Basic Materials	31,287	22,988
Consulting	19,727	10,212
Discontinued Operations	-	247
Total assets	$116,335	$95,862

CHINA DIRECT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 and 2010

Geographic Information

Revenues for fiscal 2011 and 2010, classified by the major geographic areas in which our customers are located, were as follows:

(in thousands)	2011		2010
United States	$17,665		$3,588
People's Republic of China	170,149	(1)	109,155	(1)
Total Revenues	$187,814		$112,743

(1)Revenues from related parties totaled $6,585,372 and $7,356,529 during fiscal 2011 and 2010, respectively.

Long-lived assets as of September 30, 2011 and 2010, classified by the major geographic areas, were as follows:

(in thousands)	2011	2010
United States	$129	$189
People's Republic of China	39,219	44,775
Total	$39,348	$44,964

Major Customers Information

Revenues from one major customer in our Magnesium Segment represented $19,219,385 or 10.2% of our total consolidated revenues in fiscal 2011.

NOTE 14 – INCOME TAXES

Our income (loss) in the U.S. is subject to applicable Federal, State, and Local tax statues.  Our income (loss) in China is subject to taxation in the Peoples Republic of China concerning Foreign Investment Enterprises and local income tax laws (the “PRC Income Tax Laws). Pursuant to the PRC Income Tax Laws, unless special tax incentives are granted, all enterprises in China are subject to taxation at a statutory rate of 25%.  Our income (loss) in Brunei is exempt from Brunei Darussalam income tax.

The components of income (loss) for fiscal 2011 and fiscal 2010 before income tax consisted of the following:

Decscripton	September 30, 2011	September 30, 2010

U.S. Operations	$6,622,852	$(3,308,829)
China Operations	(1,860,256)	(207,334)
Brunei Operations	4,272,686
Total income (loss)	$9,035,282	$(3,516,163)

The tax (expense) and benefit for income taxes for the fiscal, 2011 and 2010 are composed of the following:

Description	September 30, 2011	September 30, 2010

Current:
Federal	$(78,985)	25,000-
State	-	-
Chinese Operations	(110,395)	(81,675)
Total benefit	(189,380)	(56,675)
Deferred:
Federal	-	-
State	-	-
Total provision	-	-
Grand total	$(189,380)	$(56,675)

CHINA DIRECT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 and 2010

The table below summarizes the reconciliation of our income tax benefit (expense) computed at the federal statutory rate and the actual tax provision for fiscal 2011 and fiscal 2010 as follows:

Description	2011	2010

Income tax expense (benefit) provision at Federal statutory rate	$3,162,349	$1,230,657
State income tax (expense) benefit, net of Federal (expense) benefit	325,270	126,582
Effect of reduced foreign income tax rates	(931,198)	(196,905)
Reduction of net operating loss carry forward	(2,367,041)	(150,095)
Increase in valuation account		(1,066,914)
Income tax (expense) benefit	$189,380	$(56,675)

We have recorded a current Federal tax provision for an expected Alternative Minimum Tax liability for fiscal 2011.  We have recorded a current Chinese tax provision for Chinese income tax accrued for the fiscal 2011.

Our Chinese subsidiaries formed prior to January 1, 2008, qualify as foreign investment enterprises (“FIE”s) operating in China and were granted a special tax exemption period.  In the first two years that an FIE became profitable in China, it was fully exempt from Chinese corporate tax, and in the following three years it is entitled to a 50% reduction in tax.  This tax holiday expires December 31, 2012, after which time our Chinese subsidiaries would be subject to the income tax at the Chinese statutory rate of 25%. As of September 30, 2011 the aggregate dollar value of these tax benefits was zero, and was zero per basic and fully diluted share of common stock.

The significant components of the Company’s net deferred tax assets and liabilities consisted of the following as of September 30:

Description	2011	2010

Non-current tax assets and liabilities:
Net operating loss carryforwards	$770,724	$2,069,872
Valuation allowance	(770,724)	(2,069,872)
Net deferred tax assets	$-	$-

U.S. GAAP requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management has determined that a full valuation allowance of approximately $770,724 and $2,069,872 against its net deferred taxes is necessary as of September 30, 2011 and 2010, respectively. Therefore, the Company’s net deferred tax asset is zero.

At September 30, 2011 and 2010, the Company had approximately $2,202,000 and $5,914,000 of U.S. net operating loss carryforwards remaining, which will expire beginning in 2026. The IRS is currently auditing our consolidated income tax return for 2008. We expect the audit to be completed in 2012.  Per conference with the IRS, we anticipate a audit result of a reduction to our net operating loss carryforward of approximately $4.5 million and we have reflected this reduction to our 2010 carryforward amount.

CHINA DIRECT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 and 2010

NOTE 15 - STATUTORY RESERVES

We are required to make appropriations to statutory surplus reserve, based on after-tax net income determined in accordance with generally accepted accounting principles of the People’s Republic of China (the “PRC GAAP”).  Appropriation to the statutory surplus reserve should be at least 10% of the after tax net income determined in accordance with the PRC GAAP until the reserve is equal to 50% of the entities’ registered capital or members’ equity.  For fiscal 2011 and fiscal 2010, statutory reserve activity for the magnesium segment is as follows and is included in retained earnings:

	Chang Magnesium	Golden Magnesium	Lang Chemical	CDI Beijing	Total
Balance – September 30, 2009	$741,456	$136,139	$35,053	$22,820	$935,468
(Reduction) Addition to statutory reserves	(57,643)	32,431	10,741	15,266	796
Balance – September 30, 2010	$683,813	$168,570	$45,794	$38,086	$936,264
(Reduction) Addition to statutory reserves	(668,086)	33,550	22,163	(15,130)	27,802
Balance – September 30, 2011	$15,727	$202,120	$67,957	$22,956	$964,066

The following subsidiaries of China Direct in China had an accumulated deficit and no statutory reserves were on their books as of September 30, 2011:

CDI Shanghai Management;
Ruiming Magnesium;
CDI China (Taiyuan Representative Office);
Baotou Changxin Magnesium;
CDI Metal;
Jixiang Metal; and
Jingkun Zinc.

NOTE 16 – DISCONTINUED OPERATIONS

Subsidiaries Held for Sale

Pan Asia Magnesium was presented as discontinued operations on our balance sheet as of September 30, 2009 when our Board of Directors committed to a plan to sell our interest in this company, a 51% owned subsidiary of CDI China, as a result of our dispute with the noncontrolling interest owners, and we recorded $7,362,039 as an impairment to reduce the carrying amount of our investment in Pan Asia Magnesium to zero and determined that such amount was both probable and reasonably estimable. In connection with our legal efforts to resolve the dispute mentioned above, we also accrued $300,000 in litigation costs. In fiscal 2011, we amicably settled our dispute with the noncontrolling interest owners of Pan Asia Magnesium, and on September 15, 2011, through CDI China, we completed the sale of our 51% ownership interest in Pan Asia Magnesium to Bloomgain Investment Limited, a British Virgin Islands company (“Bloomgain”), an unrelated party, for $3,047,582.35 in cash pursuant to the terms of a Stock Transfer Agreement. We also reversed the remaining balance of $49,538 from our previously accrued litigation costs, and recognized it as Other Income-Discontinued Operations.

As of September 30, 2011, we dissolved CDI Magnesium, a discontinued operation held for sale and a 51% owned subsidiary of Capital One Resources,. After transferring $50,835 in cash to eliminate the intercompany balance at the parent level and reclassification of noncontrolling interest, we deemed the remaining assets of $100,000 attributable to China Direct shareholders to be impaired. As a result, we recognized an impairment loss of $100,000 upon the disposition of our discontinued operations in fiscal 2011.

CHINA DIRECT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 and 2010

The following tables set forth the comparative balance sheet components of CDI Magnesium as of September 30, 2011 and 2010.

Summarized Balance Sheet of Discontinued Operations
	September 30，2011	September 30，2010
(in thousands)	CDI Magnesium	CDI Magnesium

Current assets	$-	$51
Long-lived assets	$-	$196
Provisional reserve	$-	$-
Current liabilities	$-	$
Equity	$-	$150
Non-controlling interest	$-	$97

NOTE 17 - COMMITMENTS AND CONTINGENCIES

Leases

We entered into an office lease agreement for our corporate offices in Deerfield Beach, Florida at an annual rent expense of $234,936. The term of this lease was from March 1, 2008 through February 28, 2013. Under the terms of a November 29, 2011 amendment to this lease, we leased an additional 6,039 square feet, giving us a total square footage of twelve thousand six hundred (12,600) square feet. Annual rent is $357,827 subject to certain increases each year. The term of the lease is from February 2012 to January 2019.

CDI Shanghai Management entered into an office lease agreement with an annual lease expense of $105,846. The term of the lease is from January 1, 2012 through December 31, 2012.

 CDI Metal Recycling operates from a 14,000 square foot manufacturing and office space located at 1258 Nangang Road, Nanhui District, Shanghai, China. The term of the lease is from January 2008 to December 2017 for a commitment of approximately $20,769 annually that shall not increase more than 5% - 10% every three years.

CDI Beijing leases approximately 2,009 square foot office space located in Beijing, China for an annual expense of approximately $26,291 pursuant to a lease that expires in June 2014.

CDI China leases an approximately 1,350 square foot office in Taiyuan, China for an annual expense of approximately $15,700 pursuant to a lease agreement that will expire in December 2011.

Future minimum rental payments required under the leases as discussed herein are as follows:

Period	Total
Period Ended September 30, 2012	$413,617
Period Ended September 30, 2013	428,510
Period Ended September 30, 2014	436,031
Period Ended September 30, 2015	436,038
Period Ended September 30, 2016	456,750
Total	$2,170,947

Thereafter	$436,038

CHINA DIRECT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 and 2010

Contingencies

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

On November 3, 2011, the Court issued an order granting Sunskar’s petition to compel arbitration against CDI Trading, denied the petition to compel arbitration against China Direct and stayed the federal court action pending completion of the arbitration. On December 5, 2011, we received confirmation that a three member arbitration panel under the Maritime Arbitration Rules has been appointed in New York.

As of September 30, 2011, we recorded an accrual for this legal contingency based on the probabilities of a potential outcome. However, we cannot predict the ultimate outcome of the arbitration. And, in the event that the arbitration ultimately awards Sunskar the full claimed amount, it may have an adverse effect on our financial and liquidity position in future periods.

NOTE 18 – SUBSEQUENT EVENTS

In August 2011 we entered into a series of agreements to acquire a 100% ownership interest in Golden Trust Magnesium Industry Co., Ltd. (“Golden Trust”) and an 80% ownership interest in Lingshi Xinghai Magnesium Industry Co., Ltd. (“Lingshi Magnesium”) from entities owned or controlled by Yuwei Huang, a director and executive officer of our company and Kong Tung, a director of our company.  Completion of these acquisitions is subject to our shareholders’ approval. Although either party may terminate these agreements if the transaction does not close by December 31, 2011, the parties are in discussions to extend the closing date while we seek the required regulatory and shareholder approval.

Under the aforementioned agreements, we agreed to pay an aggregate of $26,705,070 to acquire these companies payable $4,802,530 in cash or proceeds from repayment of our intercompany loans, $2,210,291 in cash or our common stock, $14,996,165 in shares of our common stock and $4,696,085 by way of assignment of our interest in Excel Rise.  If all $17,206,456 of the purchase price is paid in shares of our common stock (18,188,642 shares), these shares will represent 31.1% of the total post closing shares of our company.