Form 10-Q
period 2011-12-31
China Direct Industries, Inc.
filed 2012-02-14
CIK 1088787

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[√]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.         Yes [√] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ]	Smaller reporting company	[√]
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [  ] No [√]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 40,766,419 shares of common stock were issued and outstanding as of February 13, 2012.

i

INDEX OF CERTAIN DEFINED TERMS USED IN THIS REPORT

We have defined various periods that are covered in this report as follows:

•	“fiscal 2012” — October 1, 2011 through September 30, 2012.
•	“fiscal 2011” — October 1, 2010 through September 30, 2011.

When used in this report the terms:

•	"China Direct Industries”, "China Direct", "we”, "us” or “our” refers to China Direct Industries, Inc., a Florida corporation, and our subsidiaries;
•	“CDI China”, refers to CDI China, Inc., a Florida corporation, and a wholly owned subsidiary of China Direct; and
•	“PRC” refers to the People’s Republic of China.

Magnesium Segment

•	“Chang Magnesium", refers to Taiyuan Changxin Magnesium Co., Ltd., a company organized under the laws of the PRC and a 51% owned subsidiary of CDI China;
•	“Chang Trading”, refers to Taiyuan Changxin YiWei Trading Co., Ltd., a company organized under the laws of the PRC and a wholly owned subsidiary of Chang Magnesium;
•	“Excel Rise”, refers to Excel Rise Technology Co., Ltd., a Brunei company and a wholly owned subsidiary of Chang Magnesium;
•	“Asia Magnesium”, refers to Asia Magnesium Corporation Limited, a company organized under the laws of Hong Kong and a wholly owned subsidiary of Capital One Resource;
•	“Golden Magnesium" refers to Shanxi Gu County Golden Magnesium Co., Ltd., a company organized under the laws of the PRC and a wholly owned subsidiary of CDI China;
•
“Baotou Changxin Magnesium”, refers to Baotou Changxin Magnesium Co., Ltd., a company organized under the laws of the PRC, a 51% owned subsidiary of CDI China, and a 39% owned subsidiary of Excel Rise. Effectively China Direct holds a 70.9% interest;

•	“IMG” or “International Magnesium Group”, refers to International Magnesium Group, Inc., a Florida corporation and a wholly owned subsidiary of China Direct Industries;
•	“IMTC” or “International Magnesium Trading”, refers to International Magnesium Trading Corp., a company organized under the laws of Brunei and a wholly owned subsidiary of IMG;
•	“Ruiming Magnesium”, refers to Taiyuan Ruiming Yiwei Magnesium Co., Ltd., a company organized under the laws of the PRC and an 80% majority owned subsidiary of CDI China; and
•	“Beauty East”，refers to Beauty East International, Ltd., a Hong Kong company and a wholly owned subsidiary of CDI China.

Basic Materials Segment

•	“Lang Chemical”, refers to Shanghai Lang Chemical Co., Ltd. a company organized under the laws of the PRC and a 51% owned subsidiary of CDI China;
•	“CDI Jingkun Zinc”, refers to CDI Jingkun Zinc Industry Co., Ltd., a company organized under the laws of the PRC and a 95% owned subsidiary of CDI Shanghai Management;
•	“CDI Jixiang Metal”, refers to CDI Jixiang Metal Co., Ltd., a company organized under the laws of the PRC and a wholly owned subsidiary of CDI China;
•
“CDI Metal”, refers to Shanghai CDI Metal Material Co., Ltd. (a/k/a Shanghai CDI Metal Recycling Co., Ltd.), a company organized under the laws of the PRC and a wholly owned subsidiary of CDI Shanghai Management; and

•	“CDI Beijing” refers to CDI (Beijing) International Trading Co., Ltd., a company organized under the laws of the PRC and a 51% owned subsidiary of CDI Shanghai Management.
•	“CDII Trading” refers to CDII Trading, Inc., a Florida corporation and a wholly owned subsidiary of China Direct Industries.

Consulting Segment

•	“China Direct Investments”, refers to China Direct Investments, Inc., a Florida corporation, and a wholly owned subsidiary of China Direct;
•	“CDI Shanghai Management”, refers to CDI Shanghai Management Co., Ltd., a company organized under the laws of the PRC and a wholly owned subsidiary of CDI China; and
•	“Capital One Resource”, refers to Capital One Resource Co., Ltd., a Brunei company, and a wholly owned subsidiary of CDI Shanghai Management.

ii

PART 1 – FINANCIAL INFORMATION
Item 1.  Financial Statements.

CHINA DIRECT INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three months ended
	December 31, 2011	December 31, 2010

Revenues	$36,364,466	$45,762,889
Revenues-related parties	547,431	6,713
Total revenues	36,911,897	45,769,602
Cost of revenues	31,314,543	39,238,556
Gross profit	5,597,354	6,531,046
Operating (expenses) income:
Selling, general, and administrative	(3,420,273)	(3,602,281)
Other operating income	-	374,980
Total operating expenses	(3,420,273)	(3,227,301)
Operating income	2,177,081	3,303,745
Other income (expenses):
Other income	483,710	171,519
Interest income (expense)	59,009	(7,747)
Realized gain (loss) on available-for-sale securities	14,256	(118,412)
Total other income	556,975	45,360
Income before income taxes	2,734,056	3,349,105
Income tax benefit	7,456	73,284
Net income	2,741,512	3,422,389
Net loss attributable to noncontrolling interests	389,192	43,447
Net income attributable to China Direct Industries	$3,130,704	$3,465,836

Deduct dividends on Series A Preferred Stock:
Preferred stock dividend	(20,130)	(20,130)
Net income attributable to common stockholders	$3,110,574	$3,445,706
COMPREHENSIVE INCOME:
Net income	$2,741,512	$3,422,389
Foreign currency translation adjustments	514,983	791,958
Unrealized gains on available-for-sale securities	3,208,566	404,754
Comprehensive income	$6,465,061	$4,619,101
Net loss attributable to noncontrolling interests	389,192	43,447
Foreign currency translation adjustments - noncontrolling interests	(52,931)	(274,178)
Comprehensive income attributable to China Direct Industries	$6,801,322	$4,388,370
Preferred stock dividend	(20,130)	(20,130)
Comprehensive income attributable to common stockholders	$6,781,192	$4,368,240

Basic and diluted income per common share
Basic	$0.08	$0.11
Diluted	$0.08	$0.11
Basic weighted average common shares outstanding	40,565,910	31,818,874
Diluted weighted average common shares outstanding	41,126,275	31,818,874

The accompanying notes are an integral part of these consolidated financial statements.

CHINA DIRECT INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2011	September 30, 2011
ASSETS	(Unaudited)
Current Assets:
Cash and cash equivalents	$6,092,506	$12,563,126
Marketable securities available for sale (Note 4)	11,418,140	8,292,837
Marketable securities available for sale-related parties (Note 4)	212,238	542,386
Accounts and notes receivables, net of allowance of $266,508 and $276,069, respectively (Note 5)	22,297,006	20,428,217
Accounts, loans and other receivables, and prepaid expenses - related parties (Note 10)	11,566,473	9,598,583
Inventories, net (Note 6)	12,271,818	9,625,774
Prepaid expenses and other current assets, net (Note 7)	16,648,414	14,389,065
Restricted cash, current	1,644,404	1,547,159
Total current assets	82,150,999	76,987,147
Property, plant and equipment, net (Note 8)	36,320,715	36,873,988
Intangible assets	153,271	163,447
Property use rights, net	2,235,665	2,252,445
Other long-term assets	289,690	58,192
Total assets	$121,150,340	$116,335,219
LIABILITIES AND EQUITY
Current Liabilities:
Loans payable-short term (Note 9)	$2,846,515	$2,657,091
Accounts payable and accrued expenses	15,527,101	15,468,902
Accounts and other payables-related parties (Note10)	4,108,852	4,590,045
Advances from customers and deferred revenue	2,097,811	3,821,208
Other liabilities	4,859,190	4,315,858
Taxes payable	543,512	1,349,611
Total current liabilities	29,982,981	32,202,715
Long-term liabilities	32,501	107,231
Total Liabilities	30,015,482	32,309,946

TOTAL EQUITY
Series A Convertible Preferred Stock: $.0001 par value, stated value $1,000 per share; 10,000,000 authorized, 1,006 shares outstanding at December 31 and September 30, 2011. (Note 11)	1,006,250	1,006,250
Common Stock: $.0001 par value; 1,000,000,000 authorized; 40,652,582 and 40,353,828 issued and outstanding as of December 31 and September 30, 2011, respectively (Note 11)	4,065	4,035
Additional paid-in capital	75,729,218	75,279,087
Accumulated other comprehensive income	3,799,562	128,943
Accumulated deficit	(5,000,604)	(8,111,323)
Total China Direct Industries, Inc. stockholders' equity	75,538,491	68,306,992
Noncontrolling interests (Note 12)	15,596,367	15,718,281
Total equity	91,134,858	84,025,273
Total liabilities and equity	$121,150,340	$116,335,219

The accompanying notes are an integral part of these consolidated financial statements.

CHINA DIRECT INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended
	December 31, 2011	December 31, 2010
OPERATING ACTIVITIES:
Net income	$2,741,512	$3,422,389
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	985,501	1,010,572
Allowance for bad debt	9,562	-
Stock based compensation	321,159	122,081
Realized (gain) loss on investments in marketable securities	(14,256)	118,412
Gain on derivative liabilities revaluation	(74,730)	(104,305)
Fair value of marketable securities received for services	(5,191,364)	(5,201,329)
Fair value of securities paid for services	129,000	-
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(2,555,452)	(3,817,534)
Accounts receivable and other assets-related parties	(1,967,890)	79,409
Inventories	(2,646,043)	(2,098,160)
Accounts receivable	3,337,741	(911,868)
Accounts payable and accrued expenses	58,200	(1,261,941)
Accounts and other payable - related parties	(481,193)	4,497,855
Advances from customers	(1,723,397)	(918,597)
Other payables	(853,770)	859,794
CASH USED IN OPERATING ACTIVITIES	(7,925,420)	(4,203,221)

INVESTING ACTIVITIES:
Gross Proceeds from the sale of marketable securities available for sale	459,381	284,863
Purchases of property, plant and equipment	(405,273)	(1,317,572)
CASH PROVIDED BY (USED IN) INVESTING ACTIVITES	54,108	(1,032,709)

FINANCING ACTIVITIES:
(increase) decrease in restricted cash	(97,245)	4,470,878
Loans payable	189,424	(2,754,114)
Gross proceeds from sale of stock and exercise of warrants/options	-	103,200
Cash dividend payment to preferred stockholders	(20,130)	-
Capital contribution from noncontrolling interest owners	214,348	302,489
CASH PROVIDED BY FINANCING ACTIVITIES	286,397	2,122,453

EFFECT OF EXCHANGE RATE ON CASH	1,114,295	1,080,096
Net decrease in cash	(6,470,620)	(2,033,381)
Cash and cash equivalents, beginning of the period	12,563,126	10,110,818
Cash and cash equivalents, end of the period	$6,092,506	$8,077,437
Supplemental disclosures of cash flow information:
Preferred dividend paid	$20,130	$20,130

The accompanying notes are an integral part of these consolidated financial statements.

CHINA DIRECT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

NOTE 1 – ORGANIZATION, BASIS OF PRESENTATION, SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business and Organization

China Direct Industries, Inc., a Florida corporation and its subsidiaries are referred to in this report as “we”, "us”, "our”, or “China Direct Industries.”

We are a U.S. based company that sources, produces and distributes industrial products in Asia, Europe, Australia, and the Americas. We also provide business and financial consulting services to public and private American and Chinese businesses. We operate in three identifiable segments, as defined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 280, “Segment Reporting:” Magnesium, Basic Materials and Consulting. Beginning in 2006 we established our Magnesium and Basic Materials segments which have grown through acquisitions of controlling interests in Chinese private companies. We consolidate these acquisitions as either wholly or majority owned subsidiaries. Through our U.S. based industrial commodities business, established in 2009, we source, finance, manage logistics, and sell industrial commodities from North and South America for ultimate distribution in China.

In our Magnesium segment, currently our largest segment by revenues and assets, we produce, sell and distribute pure magnesium ingots, magnesium powder and magnesium scraps. In our Basic Materials segment, we sell and distribute a variety of products, including industrial grade synthetic chemicals, steel products, non ferrous metals, recycled materials, and industrial commodities. This segment also includes our zinc ore mining property which has not commenced operations. In our Consulting segment, we provide business and financial consulting services to U.S. public companies that operate primarily in China. The consulting fees we charge vary based upon the scope of the services.

Basis of Presentation

           Our interim consolidated financial statements are unaudited. We prepared the consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the U.S. Securities and Exchange Commission (“SEC”) rules for interim reporting. We included all adjustments that are necessary for the fair presentation of our financial position, results of operations, and cash flows for the interim periods presented. Except as disclosed herein, such adjustments are of a normal and recurring nature. Results for the first three months of the fiscal year 2012 may not necessarily be indicative of full year results. It is suggested that these consolidated financial statements be read in conjunction with the audited financial statements and the notes included in our 2011 Annual Report on Form 10-K for the fiscal year ended September 30, 2011.

Summary of Significant Accounting Policies

Foreign Currency Translation

Our reporting currency is the U.S. dollar. The functional currency of the parent company is the U.S. dollar and the functional currency of our Chinese subsidiaries is the Renminbi (“RMB”), the official currency of the People’s Republic of China. Capital accounts of the consolidated financial statements are translated into United States dollars from RMB at their historical exchange rates when the capital transactions occurred. Assets and liabilities are translated at the exchange rates as of the balance sheet dates. Income and expenditures are translated at the average exchange rates for the three months ended December 31, 2011 and 2010. A summary of the conversion rates for the periods presented is as follows:

	December 31, 2011	September 30, 2011	December 31, 2010
Period end RMB: U.S. dollar exchange rate	6.3523	6.3885	6.6118
Average fiscal-year-to-date RMB: U.S. dollar exchange rate	6.3535	6.5287	6.6670

CHINA DIRECT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

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

Marketable Securities

Marketable Securities that we receive from our clients as compensation are generally restricted for sale under Federal securities laws. Our policy is to liquidate securities received as compensation when market conditions are favorable for sale. Since these securities are often restricted, we are unable to liquidate them until the restriction is removed. We recognize revenue for the securities we receive as compensation based on the fair value at the time the securities are granted or at the time service has been rendered and for common stock purchase warrants based on the Black-Scholes valuation model. Pursuant to ASC Topic 320, “Investments –Debt and Equity Securities” our marketable securities have a readily determinable and active quoted price, such as from NASDAQ, NYSE Euronext, the Over the Counter Bulletin Board, and the OTC Markets Group (formerly known as the Pink Sheets) and any unrealized gain or loss is recognized as an element of comprehensive income based on changes in the fair value of the security as quoted on an exchange or an inter-dealer quotation system. Once liquidated, any realized gain or loss on the sale of marketable securities is reflected in our net income for the period in which the security was liquidated.

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

Derivative Warrant Liabilities

ASC Subtopic 815-40 , “Contracts in Entity’s Own Equity,” requires that entities recognize as derivative liabilities the derivative instruments, including certain derivative instruments embedded in other contracts that are not indexed to an entity’s’ own stock. Pursuant to the provisions of ASC Section 815-40-15, an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. The adoption of ASC Subtopic 815-40 has affected the accounting for (i) certain freestanding warrants that contain exercise price adjustment features and (ii) convertible bonds issued by foreign subsidiaries with a strike price denominated in a foreign currency. In the case of any such warrants and convertible bonds, ASC Subtopic 815-40 provides that such warrants and bonds are to be treated as a liability at fair value with changes in fair value recognized in earnings.

CHINA DIRECT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

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

As of December 31, 2011, we do not have any environmental remediation obligations, nor do we have any asset retirement obligations under ASC 410. Furthermore, we do not have any environmental remediation loss contingencies requiring recognition or disclosure in our financial statements.

Recent Accounting Pronouncements

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

The amendments in this Update are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. We adopted this guidance in our first quarter of fiscal 2012.

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

CHINA DIRECT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

NOTE 2 - EARNINGS PER SHARE

Under the provisions of ASC 260, “Earnings Per Share,” basic earnings per common share (“EPS”) is computed by dividing earnings available to common shareholders by the weighted average number of shares of common stock outstanding for the periods presented. Diluted earnings per common share is computed assuming that all potentially dilutive securities, including “in-the-money” stock options, were converted into common shares at the beginning of each period. A reconciliation of the amounts included in the computation of basic earnings per common share, and diluted earnings per common share is as follows:

	For the three months ended December 31,
	2011	2010
	(Unaudited)	(Unaudited)
Earnings attributable to common shareholders	$3,110,574	$3,445,706
Plus: preferred stock dividends	20,130	20,130
Effect of assumed conversions	20,130	20,130
Earnings available to common stockholders plus assumed conversions	$3,130,704	$3,465,836

Weighted average common shares outstanding	40,565,910	31,818,874
Plus: incremental shares from assumed conversions (1)
Convertible preferred stock	558,889	-
Unvested stock-based compensation	1,476	-
Dilutive potential common shares	560,365	-
Adjusted weighted-average shares	41,126,275	31,818,874

Net income per common share - basic:	$0.08	$0.11	(2)
Net income per common share - diluted:	$0.08	$0.11	(2)

(1) Securities are not included in the denominator in periods when anti-dilutive. We excluded 2,142,980 and 2,292,980 shares of our common stock issuable upon exercise of options and 4,179,130 and 5,499,664 shares of our common stock issuable upon exercise of warrants as of December 31, 2011 and 2010, respectively, as their effect was anti-dilutive.

(2) The increase in the earnings per share for the three months ended December 31, 2010 resulted from a correction of prior year accounting errors related to the conversion price change of the preferred stock and the exercise price change of the remaining warrants (See Note 12 – CAPITAL STOCK in Form 10-K for the fiscal year ended September 30, 2011.)

NOTE 3 – ACCUMULATED OTHER COMPREHENSIVE INCOME

Our other comprehensive income consists of currency translation adjustments, unrealized loss on available-for-sale marketable securities and unrealized loss on available-for-sale marketable securities-related party. The following table shows the accumulated other comprehensive income balance as of December 31, 2011.

	Foreign Currency Items	Unrealized Gains on Securities	Accumulated Other Comprehensive Income
Balance at September 30, 2011	$5,238,092	$(5,109,146)	$128,943
Current-period change (Unaudited)	462,052	3,208,566	3,670,619
Balance at December 31, 2011	$5,700,144	$(1,900,580)	$3,799,562

CHINA DIRECT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

NOTE 4 – AVAILABLE-FOR-SALE MARKETABLE SECURITIES

Available-for-sale marketable securities and available-for-sale marketable securities-related party as of December 31, 2011 and September 30, 2011 consist of the following financial instruments:

Company	December 31, 2011	% of Total	September 30, 2011	% of Total
	(unaudited)
Ziyang Ceramics Corp. (1)	$354,852	3%	$426,791	5%
China Logistics Group, Inc.	197,148	2%	196,208	2%
Dragon International Group Corp.	22,816	0%	22,816	0%
Decor Products Internationa, Inc.	47,500	0%	-	0%
Sunwin International Neutraceuticals, Inc.	123,500	1%	361,000	4%
Dragon Capital Group Corp.	212,238	2%	542,386	6%
China Education International, Inc.	10,491,874	90%	7,286,022	83%
Others	180,450	2%	-	0%
Marketable securities available for sale	$11,630,378	100%	$8,835,223	100%

(1)  China American Holdings, Inc. changed its name to Ziyang Ceramics Corp. on January 27, 2012.

Our available-for-sale marketable securities are carried at fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. There are three levels of inputs to fair value measurements - Level 1, quoted prices for identical instruments in active markets; Level 2, quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active or are directly or indirectly observable; and Level 3, unobservable inputs. All our available-for-sale marketable securities were measured using Level 1 inputs for the period ended December 31, 2011.

The investments in marketable securities available for sale-related party totaled $212,238 and $542,386 at December 31 and September 30, 2011, respectively and are comprised solely of the securities of Dragon Capital Group Corp. (“Dragon Capital”).  Mr. Lisheng (Lawrence) Wang, the CEO and Chairman of the Board of Dragon Capital, is the brother of Dr. James Wang, our CEO and Chairman of the Board of Directors. These securities were issued by Dragon Capital as compensation for consulting services.  Dragon Capital is a non-reporting company whose securities are quoted on the OTC Pink Tier of the OTC Markets Group.  As such, under Federal securities laws, securities of Dragon Capital generally cannot be resold by us absent a registration of those securities under the Securities Act.

NOTE 5 – ACCOUNTS AND NOTES RECEIVABLE

Accounts and notes receivable include a note receivable obtained in connection with the settlement of a lawsuit we filed seeking repayment of a loan from a former client. The total settlement amount was $373,902 at December 31, 2011, of which $243,968 was classified as other long-term assets and included in our balance sheet for the period ended December 31, 2011. Accounts and notes receivable also include available-for-sale securities receivable. These receivables are carried at fair market value. Unrealized gains or loss on these receivables are recognized on a quarterly basis as an element of comprehensive income based on changes in the fair market value of the securities underlying the receivables. At December 31, 2011, the fair value of  available-for-sale securities receivable was $7,886,525. The table below presents the details on the accounts and notes receivable:

Accounts and notes receivable	December 31, 2011	% of Total	September 30, 2011	% of Total
	(Unaudited)
Available-for-sale securities receivable	$7,886,525	35%	$3,691,735	18%
Notes receivable	921,751	4%	364,718	2%
Other trade receivable	13,755,238	61%	16,647,833	80%
Total accounts and notes receivable	$22,563,514	100%	$20,704,286	100%
Allowance for uncollectible accounts	(266,508)		(276,069)
Net accounts and notes receivable	$22,297,006		$20,428,217

CHINA DIRECT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

NOTE 6 - INVENTORIES

Inventories at December 31, 2011 and September 30, 2011 consisted of the following:

	December 31, 2011	September 30, 2011
	(Unaudited)
Raw materials	$6,101,323	$3,061,481
Finished goods	6,170,495	6,564,293
Total Inventory	$12,271,818	$9,625,774

Due to the nature of our business and the short duration of the manufacturing process for our products, there is no material work in progress inventory at December 31, 2011 and September 30, 2011.

NOTE 7 - PREPAID EXPENSES AND OTHER CURRENT ASSETS

At December 31, 2011 and September 30, 2011, prepaid expenses and other current assets consisted of the following:

Description	December 31, 2011	September 30, 2011
	(Unaudited)
Prepayments to vendors for merchandise that had not yet been shipped or services that had not been performed	$8,179,652	$6,519,123
Prepaid expenses	2,755,054	2,448,248
Other receivables	4,077,432	3,865,525
Loans receivable	1,617,420	1,537,420
Security deposits	18,856	18,749
Total	$16,648,414	$14,389,065

Prepaid expenses include prepaid cost for Baotou Changxin Magnesium’s land use rights. Baotou Changxin Magnesium owns and operates a magnesium facility capable of producing 24,000 metric tons of pure magnesium per year on approximately 406,000 square feet of land located in the Shiguai district of Baotou city, Inner Mongolia. The land use rights are valued at $1,140,011 as of December 31, 2011. Baotou Changxin Magnesium occupies this land pursuant to an asset acquisition agreement entered into with Baotou Sanhe Mangesium Co., Ltd. to acquire the land use rights for this property, among other assets.  Since the land use right is yet to be transferred from Baotou Sanhe Magnesium Co. to Baotou Changxin Magnesium, the cost of $1,140,011 is accounted for as prepaid expenses.  The company has not started amortizing the land use right prepaid as of December 31, 2011. The land use right expires in May 2045.

NOTE 8 - PROPERTY, PLANT AND EQUIPMENT

At December 31, 2011 and September 30, 2011, property, plant and equipment consisted of the following:

Property, Plant and Equipment
Description	Useful Life	December 31, 2011	September 30, 2011
		(unaudited)
Building	10-40 years	$14,350,042	$14,260,280
Manufacturing equipment	5-10 year	21,688,815	21,535,796
Office equipment and furniture	3-5 year	664,249	646,244
Autos and trucks	5 year	1,193,955	1,187,281
Construction in progress	N/A	8,436,935	8,295,743
Total		46,333,996	45,925,344
Less: accumulated depreciation		(10,013,281)	(9,051,356)
Property, Plant and Equipment, Net		$36,320,715	$36,873,988

For the three months ended December 31, 2011 and 2010, depreciation expense totaled $958,545 and $1,010,572, respectively.

CHINA DIRECT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

NOTE 9 - LOANS PAYABLE

Loans payable at December 31, 2011 and September 30, 2011 consisted of the following:

Description	December 31, 2011	September 30, 2011
	(unaudited)

CDI China loan from Sunwin Tech Group, Inc. Due on December 31, 2012. 3% annual interest rate. Secured by pledge of CDI China assets.	312,000	450,000
Lang Chemical loan from China Mingsheng Bank. Due on May 16, 2012. 6.941% annual interest rate. Guaranteed by Zhu Qian and Chen Jingdong.	724,147	720,044
Lang Chemical loan from Bank of Shanghai. Due on March 22, 2012. 6.666% annual interest rate. Guaranteed by China Investment Guarantor Co. Ltd. and Zhu Qian.	550,982	547,859
CDI Beijing loan from Bank of Hangzhou. Due on October 21, 2011. 6.672% annual interest rate. Guranteed by Chi Chen	-	939,188
Lang Chemical loan from China Merchants Bank. Due on October 20, 2012. 8.590% annual interest rate. Guaranteed by Zhu Qian.	1,259,386	-
Total	2,846,515	2,657,091
Less: Current Portion	(2,846,515)	(2,657,091)
Loans payable, long-term	$-	$-

NOTE 10 - RELATED PARTY TRANSACTIONS

List of Related Parties

We have specified the following persons and entities as related parties with ending balances as of December 31, 2011 and September, 2011:

·
Yuwei Huang, is executive vice president of our Magnesium segment, a member of the board of directors, chief executive officer and chairman of Chang Magnesium, chairman of Baotou Changxin Magnesium, chairman of YiWei Magnesium, and chief executive officer and vice chairman of Golden Magnesium;

·	Taiyuan YiWei Magnesium Industry Co., Ltd., a company organized under the laws of the PRC (“YiWei Magnesium”), is a minority interest owner in Chang Magnesium;
·	Lifei Huang, is the daughter of Yuwei Huang;
·	Lifei Huang, is a registered representative of Pine Capital Enterprises Inc., a company organized under the laws of the Cayman Islands (“Pine Capital”);
·	Lifei Huang, is a registered representative of Wheaton Group Corp., a company organized under the laws of Brunei Darussalam (“Wheaton”);
·	Shuihuan Huang, is the sister of Yuwei Huang;
·	Kong Tung, a member of the board of directors, and chairman of Golden Magnesium and Beauty East;

CHINA DIRECT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

·	LingShi County Yihong Magnesium Co., Ltd., a company organized under the laws of the PRC (“Yihong Magnesium”), is legally represented by an officer of Chang Magnesium;
·	LuCheng Haixu Magnesium Co., Ltd., a company organized under the laws of the PRC (“Haixu Magnesium”), is legally represented by an officer of Chang Magnesium;
·	Lingshi Xinghai Magnesium Co., Ltd., a company organized under the laws of the PRC (“Lingshi Xinghai Magnesium”), is legally represented by an officer of Chang Magnesium;
·	NanTong Langyuan Chemical Co., Ltd., a company organized under the laws of the PRC (“NanTong Chemical”), is owned by Jingdong Chen and Qian Zhu, the minority interest owners of Lang Chemical;
·	Jingdong Chen, is vice president of our Basic Materials segment and chief executive officer of Lang Chemical;
·	Chi Chen is vice president of our Basic Materials Segment and minority interest owner of CDI Beijing;
·	Zhongmen International Investments Co., Ltd., a company organized under the laws of the PRC (“Zhongmen International”), is legally represented by an officer of CDI Beijing;

As of December 31, 2011, Accounts, loans, and other receivables and prepaid expenses- related parties were $11,566,473 and were comprised of accounts receivable – related party of $1,554,210, Prepaid expenses – related parties of $3,788,533, and Due from related parties of $6,223,730 as set forth below:

Accounts Receivable – related parties

At December 31, 2011, accounts receivable – related parties of $1,554,210 were comprised of the following:

$403,452 due Baotou Changxin Magnesium from YiWei Magnesium for inventory provided;
$4,887 due Chang Magnesium from Wheaton for inventory provided;
$731,215 due Chang Magnesium from YiWei Magnesium for inventory provided; and
$414,656 due Ruiming Magnesium from YiWei Magnesium for inventory provided.

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

Prepaid Expenses – related parties

At December 31, 2011, prepaid expenses – related parties of $3,788,533 were comprised of the following:

$3,599,546 prepaid by Chang Magnesium to YiWei Magnesium for future delivery of inventory;
$157,423 prepaid by YiHong Magnesium to YiWei Magnesium for future delivery of inventory; and
$31,564 prepaid by Ruiming Magnesium to Yiwei Magnesium for future delivery of inventory.

At September 30, 2011, prepaid expenses – related parties of $2,687,928 were comprised of the following:

$2,654,384 prepaid by Chang Magnesium to YiWei Magnesium for future delivery of inventory; and
$33,544 prepaid by Ruiming Magnesium to Yiwei Magnesium for future delivery of inventory.

CHINA DIRECT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

Loans Receivable – related parties

At December 31, 2011, we had no loan receivables – related parties.

At September 30, 2011, loan receivables – related parties of $1,320,324 were due Lang Chemical from NanTong Chemical for funds advanced for working capital purposes.

Due from related parties

At December 31, 2011, due from related parties of $6,223,730 was comprised of the following:

$26,301 due Baotou Changxi Magnesium from YiWei Magnesium for working capital purposes;
$111,760 due Baotou Changxi Magnesium from YiHong Magnesium for working capital purposes;
$4,242,317 due Chang Magnesium from YiWei Magnesium for working capital purposes;
$300,678 due Chang Magnesium from YiHong Magnesium for working capital purposes;
$12,000 due IMTC from YuWei Huang for working capital purposes;
$182,611 due Ruiming Magnesium from YiWei Magnesium for working capital purposes;
$1,276,599 due Golden Magnesium from YiWei Magnesium for working capital purposes;
$11,013 due CDI Shanghai from YiWei Magnesium for working capital purpose; and
$60,451 due CDI Beijing from Zhongmen International for working capital purposes.

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

As of December 31, 2011, Accounts and other payables – related parties were $4,108,852 which consist of Accounts payable – related parties of $226,186, and Due to related parties of $3,882,666 as set forth below:

Accounts Payable – related parties

At December 31, 2011, accounts payable – related party of $226,186 was due from IMTC to Pine Capital for purchases of goods.

At September 30, 2011, accounts payable – related party of $896,878 was comprised of the following:

$142,479 due from Golden Magnesium to YiWei Magnesium for purchases of goods; and
$754,399 due from IMTC to Pine Capital for purchases of goods.

Due to related parties

At December 31, 2011, due to related parties balance of $3,882,666 was comprised of the following:

$9,953 due to Yuwei Huang for the working capital of Chang Magnesium;
$102,111 due to Kung Tong for the working capital of Beauty East;
$195,976 due to NanTong Chemical for the working capital of Lang Chemical;
$397,967 due to Chi Chen for the working capital of CDI Beijing; and
$3,176,659 due to YiWei Magnesium for the balance of the purchase price for Ruiming Magnesium.

CHINA DIRECT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

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

NOTE 11 – CAPITAL STOCK

Preferred Stock and Related Dividends

During the three months ended December 31, 2011, we paid $20,130 of ordinary dividends in cash. During the three months ended December 31, 2010, we paid $20,130 of ordinary dividends in the form of 11,911 shares of our common stock.

Derivative liabilities

As of December 31, 2011, the carrying amounts of the derivative liabilities for preferred stock conversion option and warrants were $24,711 and $7,790, respectively. As of September 30, 2011, the carrying amounts of the derivative liabilities for conversion option and warrants were $69,295 and $37,936, respectively. The fair value of derivative liabilities is included in other liabilities, and the net change in fair value during the period is included in operating expenses. Inputs used in making the determination are as follows:

	December 31, 2011	September 30, 2011
Inputs for conversion option valuation – covered call
Asset price on valuation date	$0.76	$1.01
Exercise price	$9.80	$9.80
Estimated years to exercise	6.16	6.5
Expected volatility factor	106%	93%
Risk free rate	1.09%	1.31%

Inputs for conversion option valuation – short call
Asset price on valuation date	$0.76	$1.01
Exercise price	$1.80	$1.80
Estimated years to exercise	6.16	6.5
Expected volatility factor	106%	93%
Risk free rate	1.09%	1.31%

Inputs for warrant valuation
Asset price on valuation date	$0.76	$1.01
Exercise price	$1.80	$1.80
Estimated years to exercise	1.12	1.5
Expected volatility factor	72%	93%
Risk free rate	0.12%	0.19%

Common Stock

During the three months ended December 31, 2011, we issued a total of 298,754 shares of our common stock comprised of:  34,100 shares to members of our board of directors as compensation, 153,000 shares to consultants for services, and 111,654 shares to employees as compensation.

During the three months ended December 31, 2010, we issued a total of 308,777 shares of our common stock comprised of: 11,911 shares to pay dividends on our series A preferred stock; 29,250 share to members of our board of directors as compensation, 3,000 shares to consultants for services; 184,616 shares to employees as compensation.

During the three months ended December 31, 2011 and 2010, stock-based compensation expense amounted to $321,160 and $122,081, respectively. During the three months ended December 31, 2011, the fair value of securities paid for consulting services was $129,000; during the three months ended December 31, 2010, there was no stock-based compensation paid for consulting services.

CHINA DIRECT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

Common Stock Purchase Warrants

A summary of the status of our outstanding common stock purchase warrants granted as of December 31, 2011 and changes during the period as follows:

	Shares underlying warrants	Exercise price
Outstanding and exercisable at September 30, 2011	4,229,130
Expired	(50,000)	$2.50
Outstanding and exercisable at December 31, 2011	4,179,130

The following information applies to all warrants outstanding and exercisable at December 31, 2011:

Number of Warrants outstanding and exercisable	Exercise Price	Remaining contractual life (Years)
143,750	$1.80	1.12
777,778	$2.00	5.58
1,351,352	$2.31	2.96
1,906,250	$8.00	1.12
4,179,130

NOTE 12 – NONCONTROLLING INTEREST

As of December 31, 2011 and September 30, 2011, our consolidated balance sheets reflected total non-controlling interest of $15,596,367 and $15,718,281, respectively, which represent the equity portion of our subsidiaries held by non-controlling interest shareholders in two of our segments, as follows:

Segment	December 31, 2011	September 30, 2011

Magnesium Segment	$11,783,017	$12,002,000.00
Basic Materials Segment	3,813,350	3,716,281
Total	$15,596,367	$15,718,281

NOTE 13 - SEGMENT INFORMATION

Revenues by segment for the three months ended December 31, 2011 and 2010, as follows:

	2011	2010
Magnesium(1)	$17,977,559	$21,288,764
Basic Materials	13,767,912	19,181,960
Consulting	5,166,426	5,298,878
Total revenue	$36,911,897	$45,769,602

(1)We had revenue from related parties of $547,431 and $6,713 during the three months ended December 31, 2011 and 2010, respectively.

CHINA DIRECT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

Operating income (loss) by segment  for the three months ended December 31, 2011 and 2010:

	2011	2010
Magnesium	$(871,191)	$(579,346)
Basic Materials	(312,240)	223,123
Consulting	3,360,512	3,659,968
Total operating income	$2,177,081	$3,303,745

Total assets by segment as of December 31, 2011 and September 30, 2011 were as follows:

	December 31, 2011	September 30, 2011
Magnesium	$65,495,062	$65,321,257
Basic Materials	30,043,896	31,286,610
Consulting	25,611,382	19,727,352
Total assets	$121,150,340	$116,335,219

Geographic Information

Revenues for the three months ended December 31, 2011 and 2010, classified by the major geographic areas in which our customers are located, were as follows:

	2011	2010
People's Republic of China	$20,127,381	$24,384,898
Other Asian countries	4,085,878	1,052,843
Australia	1,950,329	5,138,574
Europe	1,008,779	2,065,614
North America	8,426,514	12,771,525
South America	1,313,016	356,148
Total Revenues	$36,911,897	$45,769,602

Total of long-term assets as of December 31, 2011 and September 30, 2011, classified by the major geographic areas, were as follows:

	December 31, 2011	September 30, 2011
People's Republic of China	$38,887,199	$39,219,251
South America	29,552	$34,166
United States of America	82,590	94,654
Total	$38,999,341	$39,348,071

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

CHINA DIRECT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

The components of income (loss) for the three months ended December 31, 2011 and 2010 before income tax consisted of the following:

Description	December 31, 2011	December 31, 2010

U.S. Operations	$2,255,782	$1,460,778
China Operations	(1,046,106)	(507,288)
Brunei Operations	1,524,381	2,395,617
Total income	$2,734,057	$3,349,107

The income tax (expense) and benefit for income taxes for the three months ended December 31, 2011 and 2010 were composed of the following:

Description	December 31, 2011	December 31, 2010

Current:
Federal	$(25,000)	$(20,000)
State	-	-
Chinese Operations	32,456	93,284
Total benefit	7,456	73,284
Deferred:
Federal	-	-
State	-	-
Total provision	-	-
Income tax benefit	$7,456	$73,284

The table below summarizes the reconciliation of our income tax benefit computed at the federal statutory rate and the actual tax provision for the three months ended December 31, 2011 and 2010, as follows:

	Three months ended
Description	December 31, 2011	December 31, 2010

Income tax expense (benefit) provision at Federal statutory rate	$(956,920)	$(1,172,187)
State income tax (expense) benefit, net of Federal (expense) benefit	(98,426)	(120,568)
Effect of reduced foreign income tax rates	878,188	187,550
Reduction of net operating loss carry forward	184,614	685,648
Increase in valuation account	0	492,841
Income tax benefit	$7,456	$73,284

We have recorded a current Federal tax provision for an expected Alternative Minimum Tax liability for the three months ended December 31, 2011. We have recorded a current Chinese tax provision for Chinese income tax accrued for the three months ended December 31, 2011.

Our Chinese subsidiaries formed prior to January 1, 2008, qualify as foreign invested enterprises (“FIE”s) operating in China and were granted a special tax exemption period. In the first two years that an FIE became profitable in China, it was fully exempt from Chinese corporate tax, and in the following three years it is entitled to a 50% reduction in tax.This tax holiday expires December 31, 2012, after which time our Chinese subsidiaries would be subject to the income tax at the Chinese statutory rate of 25%. As of December 31, 2011 the aggregate dollar value of these tax benefits was zero per basic and fully diluted share of common stock.

CHINA DIRECT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

The significant components of our net deferred tax assets and liabilities consisted of the following as of December 31, 2011 and 2010:

	December 31, 2011	December 31, 2010

Non-current tax assets and liabilities:
Net operating loss carryforwards	-	1,604,000
Valuation allowance	-	(1,604,000)
Net deferred tax assets	$-	$-

U.S. GAAP requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, we have determined that a full valuation allowance of approximately $0 and $1,604,000 against its net deferred taxes was necessary as of December 31, 2011 and 2010, respectively.

At December 31, 2011 and 2010, we had approximately $0 and $4,582,000 of cumulative U.S. net operating loss carryforwards remaining, which will expire in 2026. The IRS is currently auditing our consolidated income tax return for 2008. We expect the audit to be completed in 2012. Based on recent conferences with the IRS, we anticipate a reduction in our net operating loss carryforward of approximately $4.5 million, and have reflected the reduction in the 2010 carryforward amount.

NOTE 15 - COMMITMENTS AND CONTINGENCIES

Contingencies

On April 12, 2011, Sunskar Ltd. (“Sunskar") filed a petition to compel us to Arbitration in the U.S. District Court for the Southern District of New York (Case No. 11CV2499). The petition alleges that China Direct Industries breached an agreement for the charter of a vessel owned by Sunskar. The petition seeks an order of the Court appointing an arbitrator on our behalf and directing us to proceed to arbitration as provided for in accordance with the Federal Arbitration Act, 9 U.S.C. §1, et seq. and New York Convention, 9 U.S.C. §201, et. seq. In addition, Sunskar claims damages in excess of $1,000,000 as a result of our alleged breach of the agreement. On May 20, 2011 we filed an answer and memorandum of law in support of our answer to the petition to compel arbitration disputing the existence of any binding obligation to Sunskar. On June 6, 2011 Sunskar filed a reply and memorandum of law in opposition to our answer. On July 8, 2011, Sunskar filed an amended petition for order compelling arbitration to add our wholly owned subsidiary CDII Trading, Inc. (“CDII Trading”) as a party.  On July 29, 2011 CDII Trading filed a memorandum of law in opposition to Sunskar’s amended petition and on August 4, 2011 Sunskar filed its reply memorandum of law in support of its amended petition disputing the existence of any binding obligation to Sunskar.

On November 3, 2011, the Court issued an order granting Sunskar’s petition to compel arbitration against CDII Trading, denied the petition to compel arbitration against China Direct Industries and stayed the federal court action pending completion of the arbitration. On December 5, 2011, we received confirmation that a three member arbitration panel (the “Panel”) under the Maritime Arbitration Rules has been appointed in New York.

On December 20, 2011 Sunskar filed with the Panel a preliminary claims statement and emergency request for pre-award security and partial final award seeking a partial final award of Sunskar’s attorney’s fees and costs incurred in the District Court action of $67,845 and damages, attorney’s fees and arbitration costs of $1,077,308 (the “Arbitration Claim”).  On January 10, 2012, CDII Trading served its reply and affirmative defenses to the Arbitration Claim disputing Sunskar’s claim for damages and seeking a hearing on Sunskar’s damage claims, among other relief. On February 8, 2012, the Panel found that Sunskar had presented a prima facie case of repudiation of contract and its entitlement to damages against CDII Trading. The Panel noted Sunskar’s claim for damages, interest, fees and costs exceeds $1 million and directed CDII Trading to post security in the amount of $850,000 in a form reasonably acceptable to Sunskar no later than March 9, 2012 as a source of funds in the event Sunskar is successful on the merits. Although the ultimate outcome of the Arbitration Claim is inherently unpredictable, we believe that the amount of the security is not indicative of CDII Trading's potential liability.

CHINA DIRECT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

As of December 31, 2011, we have accrued for this legal contingency based on the probabilities of a potential outcome. However, we cannot predict the ultimate outcome of the arbitration. In the event that the arbitration ultimately awards Sunskar the full claimed amount, it may have an adverse effect on our financial and liquidity position in future periods.

NOTE 16 – SUBSEQUENT EVENTS

CDI China has entered into a series of agreements on August 30, 2011, as amended on January 12, 2012, (the “Equity Transfer Agreements”), pursuant to which at closing we will acquire from certain related parties a 100% ownership interest in Golden Trust Magnesium Industry Co., Ltd. and an 80% ownership interest in Lingshi Xinghai Magnesium Industry Co., Ltd. for an aggregate purchase price of $26,705,070 payable as follows:

•           $6,493,047 in cash or proceeds from repayment of our intercompany loans,
•           $2,210,291 in cash or shares of our common stock,
•           $13,305,647 in shares of ours common stock, and
•           $4,696,085 by way of assignment of our interest in our subsidiary Excel Rise.

Pursuant to the proxy statement we filed with the SEC on January 25, 2012, we are holding a special meeting of our shareholders on February 29, 2012 for the purposes of seeking approval to issue the shares of our common stock which are partial consideration under the Equity Transfer Agreement. At this special meeting we are also seeking shareholder approval to amend  our articles of incorporation to change our name from China Direct Industries, Inc. to CD International Enterprises, Inc. If our shareholders approve the issuance of the shares at the special meeting, we expect to close the Equity Transfer Agreements as soon as practicable following the special meeting.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the information contained in our unaudited consolidated financial statements and footnotes in this report and also in conjunction with our fiscal 2011 Annual Report on Form 10-K, for the year ended September 30, 2011.

OVERVIEW OF OUR OPERATIONS AND PERFORMANCE
Our Business

We are a U.S. company that manages a portfolio of Chinese entities. We also provide consulting services to Chinese businesses. We operate in three identifiable segments: Magnesium, Basic Materials, and Consulting.

Historically, our Magnesium segment has represented our largest segment by assets and revenues. We manufacture and sell pure magnesium and related by-products sourced and produced in China. We also purchase and resell magnesium products sourced and produced in China by third parties. Magnesium is the lightest and strongest of the structural metals; it is one fourth the weight of steel, two fifths the weight of titanium and two thirds the weight of aluminum. Magnesium is used in a variety of markets and applications due to the physical and mechanical properties of the element and its alloys. Magnesium ingots are the feedstock for the manufacturing process of titanium and aluminum alloying. Magnesium powder and granules are used as a desulphurizer that removes sulfur in the production process of steel. Additionally, various types of magnesium alloys which are produced from the pure magnesium ingots are used in aircraft, automobile parts, and in electronic equipment such as computers, cameras and cellular phones.

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

Our Consulting segment provides services to Chinese entities seeking access to the U.S. capital markets. These services include general business consulting, Chinese regulatory advice, translation services, formation of entities in the PRC, coordination of professional resources, mergers and acquisitions, strategic alliances and partnerships, advice on effective means of accessing U.S. capital markets, coordination of Sarbanes-Oxley compliance, and corporate asset evaluations.

Overall Performance

Revenues

Revenues in the first quarter of fiscal 2012 amounted to $36.9 million, a decrease of $8.9 million, or 19.4%,  as compared to the same period in fiscal 2011, as a result of a decrease in revenues across all of our market segments, including $3.3 million, or 15.6%, within our Magnesium segment, $5.4 million, or 28.2%, within our Basic Materials segment, and $ 0.1 million, or 2.5%, within our Consulting segment.

Revenues by Segment

During the first quarter of fiscal 2012, our Magnesium segment sold and distributed approximately 6,345 metric tons of magnesium, including 347 metric tons of magnesium powder, generating revenues of $18.0 million, as compared to 9,337 metric tons, including 802 metric tons of magnesium powder, on revenues of $21.3 million in the same period of fiscal 2011. The average selling price of our magnesium in this quarter increased by 24.3% while volume decreased by 32.0%, resulting in lower revenues. The decrease in volume was largely a result of our decision to build inventory and reduce trading activity in the quarter in anticipation of a strengthening in demand and prices for magnesium in 2012. Our Basic Materials segment generated revenues of $13.8 million in the first quarter of fiscal 2012, as compared to $19.2 million in the same period of fiscal 2011, a decrease of $5.4 million, primarily due to lower sales volumes from our construction steel related products due to reduced demand caused by slower construction expansion and tightened credit conditions in China impacting our customers' ability to obtain financing to purchase our products. The Consulting segment generated revenues of $5.2 million in the first quarter of fiscal 2012, as compared to $5.3 million in the same period of fiscal 2011, primarily due to transactional fees related to the addition of a new consulting client, offset by slightly lower recurring service fees from existing clients. Consulting revenue varies depending on the timing and nature of services we provide to a particular client.

Gross Profit

Our gross profit in the first quarter of fiscal 2012 amounted to $5.6 million, a decrease of $0.9 million, or 14.3%, as compared to the same period in fiscal 2011. Our gross profit margin increased to 15.2% in the first quarter of fiscal 2012, as compared to 14.3% in the same period of fiscal 2011, primarily due to an increase of approximately 5.0 percentage points in our gross profit margin within our Consulting segment, partially offset by a decrease of approximately 1.3 and 3.2 percentage points in gross margins within our Magnesium segment and Basic Materials segment, respectively. The improved margin in our Consulting segment was primarily due to fees generated from a new client we acquired during the first quarter of fiscal 2012 for consulting services rendered in connection with a reverse acquisition, coupled with lower costs of revenues for this segment. Gross margin was lower for our Magnesium segment primarily due to lower revenues coupled with non-cash depreciation related costs, and higher production costs in raw materials and labor. The gross margin for our Basic Materials segment was negatively impacted during the first quarter of fiscal 2012 by lower sales revenues from our CDI Beijing subsidiary that sells and distributes steel related products, including reinforcing steel bars and other industrial related commodities, primarily due to tightened credit conditions in China impacting our customers' ability to obtain financing to purchase our products.

Total Operating Expenses

Total operating expenses , net of other operating income, increased $0.2 million, or 6.0%, in the first quarter of fiscal 2012 as compared to the same period in fiscal 2011. In the first quarter of fiscal 2011 we collected $0.4 million from a customer for manufacture processing fees we previously discharged as a bad debt within our Magnesium segment and recognized it as other operating income with no comparable other operating income for first quarter of fiscal 2012. After exclusion of the $0.4 million other operating income for the first quarter of fiscal 2011, our comparative operating expenses for both quarterly periods, comprised of general, selling and administrative expenses, decreased by $0.2 million primarily due to an increase of $0.4 million in our Consulting segment for general and administrative expenses, offset by a decrease of $0.3 million in our Magnesium segment and $0.3 million in our Basic Materials segment for selling, general and administrative expenses.

Net income

Net income in the first quarter of fiscal 2012 amounted to $2.7 million as compared to $3.4 million in the same period for fiscal 2011, primarily due to a decrease in consolidated operating income of $1.1 million, partially offset by an increase in other income of $0.5 million, primarily due to $0.1 million in realized gain in the first quarter of fiscal 2012 on the sale of our marketable securities available-for-sale, and $0.4 million increase from a previously written off on accounts receivable that was settled by our CDI Shanghai Management subsidiary with a former client.

Our Outlook

During the first quarter of fiscal 2012, the overall economic environment continued to improve, but certain segments of our business, primarily our Basic Materials segment, and to some extent our Magnesium segment, struggled with slower customer demand and a declining trend in prices due to tightened credit conditions in China impacting customer financing needs to purchase our products as well as domestic competitors in the magnesium industry liquidating inventories to raise cash balances prior to calendar 2011 year end. However, we still face a number of challenges in continuing the growth of our business, which is primarily tied to the overall health of the global economy. For the remaining quarters in fiscal 2012, we plan to continue adding our magnesium production capacity internally and through the planned strategic acquisitions of Golden Trust and Lingshi Xinghai Magnesium which have a combined production capacity of 32,000 metric tons per year in anticipation of improving markets in the coming years. We also intend to realign our investments in our Basic Material segment as we shift our business focus to the expansion of our industrial commodities sourcing and distribution business in the Americas. We have deployed approximately $3.3 million in the Americas as of the end of the first quarter of fiscal 2012 to begin to meet current market demand.

China’s Gross Domestic Product growth rate slowed to approximately 8.9% in the quarter ending December 31, 2011 as compared to the same period in 2010, the lowest rate within the last two years as the European debt crisis and weaker demand has put the global economic recovery in jeopardy and pushed China’s export-driven manufacturing activities to its lowest levels in the past three years. Furthermore, China’s housing market and particularly its real estate construction market experienced a significant correction due to a tighter regulatory environment, bank lending curbs, and slower demand during the fiscal period. In response to this slowdown, China’s Central Bank cut the nation’s commercial banks’ reserve requirement ratio by 0.5 percentage point, the first such cut since December 2008, in order to provide additional liquidity for commercial lending. This represents a significant shift in China’s economic policy signaling that China has put economic growth at the top of its agenda, rather than concerns about inflation.

Magnesium segment.

According to the International Magnesium Association (IMA), an industry trade group, from January to December of 2011 China’s domestic magnesium exports totaled approximately 400,000 metric tons, up 4.2%, as compared to the same period in 2010. Our average magnesium sales price over the first quarter of fiscal 2012 was approximately $2,833 per metric ton compared to an average magnesium sales price of approximately $2,279 over the first quarter of fiscal 2011. Magnesium prices incrementally improved over the course of fiscal 2011 reflecting an improved worldwide demand pattern, characterized by a gradual increase in prices driven by an increased demand from the global aerospace, automotive and consumer electronics sectors. This was followed by a softening in overall demand beginning in October 2011, which has continued through the first quarter of fiscal 2012, mostly due to renewed concerns over the European debt crisis, tightening credit availability in China forcing domestic competitors to liquidate inventory to raise cash balances and a general slowdown in China?痵 manufacturing activities. As a result, we decreased our sales activities and built inventory in the quarter in anticipation of an improvement in demand in the second half of calendar 2012.

In August of 2011, we entered into a series of agreements to acquire up to a 100% ownership interest in Golden Trust and an 80% ownership interest in Lingshi Xinghai Magnesium for an aggregate of $26.7 million in a combination of cash, our common stock and other assets. Completion of this acquisition is subject to our shareholders’ approval of the issuance of our common stock under the agreements to acquire these companies. The closing of the Golden Trust and Lingshi Xinghai Magnesium transactions and the shareholders' meeting to approve the issuance of our common stock under the agreements with these companies is scheduled for February 29, 2012. These magnesium facilities are owned or controlled by Yuwei Huang, an executive officer and director of our company and Kong Tung, a director of our company. Golden Trust and Lingshi Xinghai Magnesium operate magnesium production facilities and we believe that the acquisition of these production facilities will position us to become one of the largest magnesium producers in China with annual production capacity of 82,000 metric tons of magnesium and 10,000 tons of magnesium powder. In addition, we anticipate the acquisitions will provide synergistic benefits through coordinated sales and administrative functions and accretive earnings.

Based on the current trends and quoting activities, and indications from the economic activities worldwide, we believe that magnesium demand and prices will begin to increase progressively in the second half of calendar 2012 and into 2013. Further, we believe that the long term industry trends for magnesium are favorable and will allow us to rapidly ramp up our production to capitalize on expected growth. We intend to continue with our plan to further streamline and consolidate our own production capacity through both internal fiscal control and the planned strategic acquisition of Golden Trust and Lingshi Xinghai Magnesium as discussed above.

Basic Materials Segment.

During the first quarter of fiscal 2012, we experienced lower demand than in the first quarter of fiscal 2011  primarily due to tightened credit conditions in China impacting our customers' ability to obtain financing to purchase our products. However, the overall domestic market for our products continued to soften in the first quarter of fiscal 2012, resulting in a weaker business environment in both our specialty chemicals and construction steel related sales. For the first quarter of fiscal 2012, revenues from our specialty chemical sales and gross margins remained relatively flat compared to the same period in fiscal 2011. For the first quarter of fiscal 2012, total revenues for this segment decreased by 28.2%, and gross profit decreased by 67.1%, as compared to the same period in fiscal 2011, primarily due to a reduction in construction steel related sales as a result of tightened credit environment affecting our customers' ability to obtain financing to purchase products and a slowdown in China urban real estate development.

Starting in the last quarter of fiscal 2011, we experienced delays in completing additional shipments out of Mexico due to a longer than expected timeframe to receive environmental permits needed to process the iron ore to meet our customer’s specifications. During the first quarter of fiscal 2012, we applied for the required environmental permits and expect revenue from iron ore shipments sourced from Mexico. Our operations in Chile experienced shipping delays due to a longer than expected time frame to receive port authority approval to export the iron ore. The required approval was received in the first quarter of fiscal 2012. In Bolivia, we established logistics and materials processing capabilities during the first quarter of fiscal 2012. We are working now with several suppliers and an engineering specialist to further strengthen our sourcing capabilities.

As of December 31, 2011, we have invested approximately $3.3 million in our operations in Mexico and South America through advances to suppliers of iron ore produced in Mexico, Bolivia and Chile for expected shipments in fiscal 2012. We believe revenues from iron ore product shipments sourced from Chile and Bolivia will ramp up during coming quarters of fiscal 2012, and that our efforts in securing new sources of supply in this commodity business will lead to further sales increase within this segment during the last half of fiscal 2012.

Consulting Segment.

During the first quarter of fiscal 2012 total revenues from our Consulting segment decreased by 2.5%, as compared to the same period in fiscal 2011, primarily due to lower fees we earned from consulting and advisory services provided to existing clients, partially offset by transaction fees from a new client. We believe that demand for our services from PRC companies seeking to list, or currently trading on, U.S. equity markets will remain strong in fiscal 2012. In September of 2011, we launched a marketing initiative for our new One-Stop China ValueTM  program in an effort to capitalize on the current environment. This program is designed to implement a broad range of strategies to enhance and maximize shareholder value for China-based U.S. listed companies. We primarily focus our marketing efforts on companies with good corporate governance, management integrity, and the potential for growth and profitability. Other marketing plans include sponsoring trade symposiums, investment forums, and forming strategic alliances with industry and trade associations under the auspices of the Chinese Government.

In addition to potential transaction fees, we also anticipate receiving additional client fees generated from our ongoing annual service contracts and the addition of prospective clients during the remaining quarters of fiscal 2012. We expect that revenues from transactional and activity–based fees from our existing clients and our current pipeline of prospects will be sufficient to support our advisory operations in the U.S. We foresee our Consulting segment will remain an important revenue and earnings driver for our future growth in the years to come.

RESULTS OF OPERATIONS

The results discussed below are for our first quarter of fiscal 2012 as compared to same period in fiscal 2011.

Consolidated Revenues

	Three Months Ended December 31,
	2011		2010
(Dollars in thousands)	Revenues	% of Revenues	Revenues	% of Revenues	%increase (decrease)
Magnesium segment	$17,978	49%	$21,289	47%	(15.6%)
Basic Materials segment	13,768	37%	19,182	42%	(28.2%)
Consulting segment	5,166	14%	5,299	11%	(2.5%)
Total Consolidated Revenues	$36,912	100%	$45,770	100%	(19.4%)

Summary of Selected Consolidated Financial Information

	Three Months Ended December 31,
	2011		2010
(Dollars in thousands)	Amount	% of Revenues	Amount	% of Revenues	% Increase (Decrease)
Revenues	$36,912	100%	$45,770	100%	(19.4%)
Cost of revenues	31,315	85%	39,239	86%	(20.2%)
Gross profit	5,597	15%	6,531	14%	(14.3%)
Other operating income	-	-	(375)	1%	n/a
Total operating expenses	3,420	9%	3,602	8%	(5.1%)
Total operating income	$2,177	6%	$3,304	7%	(34.1%)

Revenues for the first quarter of fiscal 2012 decreased by $8.9 million, or 19.4%, to $36.9 million, as compared to the same period in fiscal 2011, as a result of a decrease of $3.3 million, or 15.6%, within our Magnesium segment, $5.4 million, or 28.2%, within our Basic Materials segment , and $0.2 million, or 2.5%, within our Consulting segment.

Cost of revenues in the first quarter of 2012 decreased $7.9 million, or 20.2%, as compared to the same period in fiscal 2011, driven primarily by lower sales volume in Magnesium and Basic Materials segments. Cost of revenue decreased by $3.0 million, or 14.4%, in our Magnesium segment, $4.6 million, or 25.8%, in our Basic Materials segment, and $0.3 million, or 75.1%, in our Consulting segment. As a result of cost of revenues decreases, our consolidated gross profit margin improved to 15.2% for the first quarter ended in fiscal 2012 as compared to 14.3% for the same period in fiscal 2011.

Operating expenses, excluding other operating income, is comprised of selling, general and administrative expenses, and decreased by $0.2 million, or 5.1%, in the first quarter of fiscal 2012, as compared to the same period in fiscal 2011, primarily due to a decrease of $0.3 million in our Magnesium segment and $0.3 million for our Basic Materials segment for selling, general and administrative expenses, partially offset by an increase of $0.4 million in our Consulting segment.

Operating income for the first quarter of fiscal 2012 amounted to $2.2 million, a decrease of $1.1 million, or 34.1%, as compared to the same period in fiscal 2011, primarily due to a decrease in consolidated revenues of $8.9 million, and a decrease in cost of revenues of $7.9 million, with higher gross margin of 15.2% as a result of lower cost of revenues.

Segment Information

A summary of our comparative operating results by segment for first quarter of fiscal 2012 and 2011, follows:

Magnesium Segment	Three months ended December 31,		Increase (Decrease)
(Dollars in thousands)	2011	2010

Total revenues	$17,978	$21,289	$(3,311)
Cost of revenues	17,837	20,848	(3,011)
Gross profit	141	441	(300)
Total operating expenses	1,013	1,021	(8)
Operating income (loss)	$(872)	$(580)	$(292)

Basic Materials Segment	Three months ended December 31,		Increase (Decrease)
(Dollars in thousands)	2011	2010

Total revenues	$13,768	$19,182	$(5,414)
Cost of revenues	13,390	18,037	(4,647)
Gross profit	378	1,145	(767)
Total operating expenses	690	922	(232)
Operating income (loss)	$(312)	$223	$(535)

Consulting Segment	Three months ended December 31,		Increase (Decrease)
(Dollars in thousands)	2011	2010

Total revenues	$5,166	$5,299	$(133)
Cost of revenues	88	355	(267)
Gross profit	5,078	4,944	134
Total operating expenses	1,718	1,284	434
Operating income (loss)	$3,360	$3,660	$(300)

Analysis of Operating Results by Segment

Magnesium Segment

Revenues. Magnesium segment revenues for the first quarter of fiscal 2012 amounted to $18.0 million, including related party revenues, a decrease of $3.3 million, or 15.6%, as compared to the same period in fiscal 2011, primarily due to a decrease in sales volume, as previously discussed.

Gross Profit. Gross profit in the first quarter of fiscal 2012 amounted to $0.1 million, a decrease of $0.3 million, or 67.9%, with a gross profit margin of 0.79%, as compared to 2.1% for same period in fiscal 2011. The decline in gross profit was primarily due to a 32.0% decrease in our sales volume, while revenues decreased 15.6%,  for first quarter of fiscal 2012 as compared to the same period in fiscal 2011. Gross profits were inclusive of approximately $0.5 million in depreciation expenses included in production costs in the first quarter of fiscal 2012 and 2011. Excluding the depreciation expense, our gross profit margin was 3.3% for the first quarter of fiscal 2012 and 4.4% for the same period in fiscal 2011.

Operating Expenses. Operating expenses in the first quarter of fiscal 2012 amounted to $1.0 million, with no comparable increase when compared to the same period in fiscal 2011.

Basic Materials segment

Revenues. Basic Materials segment revenues for the first quarter of fiscal 2012 amounted to $13.8 million, a decrease of $5.4 million, or 28.2%, as compared to the same period in fiscal 2011, primarily due to a decrease of $5.4 million in our construction related steel sales, as previously discussed.

Gross Profit. Gross profit for the first quarter of fiscal 2012 amounted to $0.4 million, a decrease of $0.8 million, or 67.1% while our gross margin decreased to 2.7% as compared to 6.0% for the same period in fiscal 2011. The decrease in gross profit was primarily due to a decrease of $5.4 million in revenues, offset by a reduction of cost of revenues of $4.6 million primarily due to tightened credit conditions in China impacting our customers' ability to obtain financing to purchase our products as previously discussed.

Operating Expenses. Operating expenses for the first quarter of fiscal 2012 amounted to $0.7 million, a decrease of $0.2 million, or 25.2%, as compared to the same period in fiscal 2011, primarily due to lower selling and general and administrative expenses.

Consulting segment

Revenues. Consulting segment revenues for the first quarter of fiscal 2012 amounted to $5.2 million, a decrease of $0.1 million, as compared to the same period in fiscal 2011, primarily due to transactional fees related to the addition of a new consulting client, offset by slightly lower recurring service fees from existing clients, as previously discussed. Our revenues primarily consist of consulting and advisory service fees we received from certain publicly traded U.S. companies with their primary business operations located in the PRC, and we receive a fixed number of shares of their marketable securities or fees from those client companies, including both recurring and one-time transaction fees for services we provide to clients.

Gross Profit. Gross profit for the first quarter of fiscal 2012 amounted to $5.1 million, or an increase of $0.1million, as compared to the same period in fiscal 2011, primarily due to a decrease of $0.3 million in cost of service revenues. In the first quarter of fiscal 2012, our gross margins were 98.3%, an increase of 5.0 percentage points, primarily due to a reduction of costs associated with recurring consulting services.

Operating Expenses. Operating expenses for the first quarter of fiscal 2012 amounted to $1.7 million, an increase of $0.4 million, or 33.7%, as compared to the same period in fiscal 2011, primarily due to travel related and general and administrative expenses incurred in serving our client base for both our U.S. headquarters and China-based operations, and executive management.

COMPARATIVE EBITDA BY SEGMENT FOR FIRST QUARTER OF FISCAL 2012 AND 2011

 We consider earnings before income taxes, depreciation and amortization , commonly referred to as EBITDA,  an important measure to estimate our enterprise and shareholder values as a whole and of our core segments, and for allocating capital resources within segments in order to maximize our operating profits and cash flow. In addition, analysts, investors and creditors may use EBITDA when analyzing our financial condition and cash generating ability.

EBITDA from operations is defined as net income (loss) from operations plus interest expense, income tax expense, depreciation, and amortization of intangibles, net, less interest income and income tax benefit. EBITDA from operations is a non-GAAP measure used by management to measure operating performance, and we believe it is a useful indicator in assessing investment requirements and financing business expansion in our core segments. Because EBITDA from continuing operations is not calculated identically by all companies, our calculation may not be comparable to similarly titled measures of other companies.

RECONCILIATION OF NET INCOME FROM OPERATIONS TO EBITDA
(Unaudited)
	Three Months Ended December 31,
(Dollars in thousands)	2011	2010	Increase (Decrease)	% change
NN Net income from operations	$2,742	$3,422	$(680)	(19.9%)
Interest expense ( income), net	(59)	8	(67)	n/m
Income tax benefit	(7)	(73)	66	n/m
Depreciation	958	984	(26)	(2.6%)
Amortization	27	27	-	-

EBITDA from operations	$3,661	$4,368	$(707)	(16.2%)

By Segment:

Magnesium	$39	$317	$(278)	(87.7%)
Basic Materials	(342)	210	(552)	n/m
Consulting	3,964	3,841	123	3.2%
EBITDA from operations	$3,661	$4,368	$(707)	(16.2%)
n/m= not meaningful

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. As of December 31, 2011 our working capital totaled $52.2 million, for an increase of $7.4 million, or 16.5%, as compared to $44.8 million as of September 30, 2011. We rely upon cash generated from our operations, advances from related parties and capital raised through equity sales to fund our operations.

Our cash balance as of December 31, 2011 amounted to $6.1 million, a decrease of $6.5 million, as compared to September 30, 2011. During the first quarter of fiscal 2012, we had cash outflow of $7.9 million used in operating activities and $0.4 million for capital expenditures in investing activities, offset by cash inflows of $0.3 million, of which $0.2 million was from capital contribution from non-controlling interest owners, and $0.2 million from proceeds of loan payable offset by $0.1 million allocated to restricted cash, and $0.5 million from net cash proceeds on sale of marketable securities available-for-sale, before considering a $1.1 million positive effect of exchange rate on cash.

As of December 31, 2011, we had advanced to suppliers approximately $3.3 million for iron ore in Bolivia, Chile and Mexico, which we expect to ship and turn into revenues and cash during the coming quarters of fiscal 2012, as we ramp up sales of iron ore from the Latin America region in our Basic Materials segment. Additionally, in January 2012 we received $1.6 million from a consulting client for repayment of a loan with accrued interest, and collected on a receivable for transaction related services provided to the client.

We may need to raise additional working capital to fund expected growth in our Magnesium segment and our industrial commodities business. While we do not anticipate any difficulties in raising the additional capital as needed, we do not presently have any firm commitment from any third parties and it is possible that we may not be able to raise the capital on terms acceptable to us. In addition, delisting of our securities from trading by NASDAQ could adversely affect the market liquidity of our common stock and our ability to obtain financing. In that event, our ability to grow may be limited until the capital markets are more readily accessible.

We maintain cash and cash equivalents in the United States and China. At December 31, 2011 and September 30, 2011, bank deposits by geographic area, were as follows (dollars in thousands):

Country	December 31, 2011		September 30, 2011
United States	$1,868	30.6%	$3,909	31.1%
China	4,225	69.4%	8,654	68.9%
Total cash and cash equivalents	$6,093	100.0%	$12,563	100.0%

As of December 31, 2011, a substantial portion of our cash balance, 69.4%, was in the form of RMB held in bank accounts at financial institutions located in the PRC. Cash held in banks in the PRC is not insured. The value of cash on deposit in China of $4.2 million at December 31, 2011 has been converted based on the exchange rate as of December 31, 2011.

 In 1996, the Chinese government introduced regulations, which relaxed restrictions on the conversion of the RMB; however, restrictions still remain, including but not limited to restrictions on foreign invested entities. Foreign invested entities may only buy, sell or remit foreign currencies after providing valid commercial documents at only those banks authorized to conduct foreign exchanges. Furthermore, the conversion of RMB for capital account items, including direct investments and loans, is subject to PRC government approval. Chinese entities are required to establish and maintain separate foreign exchange accounts for capital account items. We cannot be certain Chinese regulatory authorities will not impose more stringent restrictions on the convertibility and outflow of RMB, especially with respect to foreign exchange transactions. Accordingly, cash on deposit in banks in the PRC is not readily deployable by us for purposes outside of China.

Analysis of Cash Flows

In the first quarter of fiscal 2012, our net decrease in cash amounted to $6.5 million, which was comprised of $7.9 million used in operating activities offset by $0.3 million provided by financing activities, $1.1 million provided by the favorable effect of prevailing exchange rate on our cash position, and $0.1 million provided by investing activities.

Cash Used in Operating Activities

Net cash used in operating activities for the first quarter of fiscal 2012 amounted to $7.9 million. The decrease was primarily due to an increase of $2.6 million in raw materials inventory for our magnesium segment due to lower shipment and sales of magnesium ingots and powder, an increase of $2.6 million in prepaid expenses and other assets primarily in our magnesium segment and also for iron ore in South America and Mexico for our Basic Materials segments, an increase of $2.0 million in accounts receivable and other assets-related parties in our magnesium segment, and a reconciliation of non-cash revenues of $5.2 million in fair value of equity securities received for consulting services we provided to our clients which was partially offset by $3.3 million in accounts receivable primarily related to our Consulting segment.

Net cash used in operating activities for the first quarter of fiscal 2011 amounted to $4.2 million. It was primarily due to an increase of $3.8 million in prepaid expenses and other assets, $2.1 million in inventories, and $0.9 million in accounts receivable, a decrease of $1.3 million in accounts payable and accrued expenses, and $0.9 million in advances from customers, and a reconciliation of non-cash revenues of $5.2 million in fair value of equity securities received for services we provided to our clients, which were partially offset by an increase of $4.5 million in accounts and other payable-related party, $3.4 million in net income, and a reconciliation of non-cash charges of $1.0 million in depreciation and amortization, $0.1 million in stock based compensation, and $0.1 million in realized loss on the sales of marketable securities available-for-sale.

Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities for the first quarter of fiscal 2012 amounted to $0.1 million, which was primarily attributable to proceeds from sales of marketable securities available-for-sale of $0.5 million within our Consulting segment, offset by $0.4 million in purchases of property and equipment primarily for the Magnesium segment.

Net cash used in investing activities for the first quarter of fiscal 2011 amounted to $1.0 million, which was primarily attributable to an increase of $1.3 million in purchases of property and equipment, partially offset by $0.3 million in net proceeds received from our sales of marketable securities available-for-sale.

Cash Provided by Financing Activities

Net cash provided by financing activities for the first quarter of fiscal 2012 amounted to $0.3 million primarily due to net proceeds from loans of $0.2 million offset by an increase in restricted cash of $0.1 million, coupled with an increase of $0.2 million in capital contribution from non-controlling interest owners.

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

Series A Preferred Stock and Related Dividends

As of December 31, 2011, 1,006 shares of Series A Preferred remained outstanding. During the first quarter of fiscal 2012 we paid dividends of $20,130 in cash.

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

A summary of significant accounting policies are discussed in further detail in the notes to the unaudited consolidated financial statements appearing in this quarterly report on Form 10-Q. We believe that the application of these policies on a consistent basis enables us to provide useful and reliable financial information about our operating results and financial condition.

Revenue Recognition

We follow the guidance of ASC 605, "Revenue Recognition,” and the Securities and Exchange Commission's Staff Accounting Bulletin (“SAB”) No. 104 and SAB Topic 13 for revenue recognition. In general, we record revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results when ultimately realized could differ from those estimates. Significant estimates in the first quarter of fiscal 2012 and the same period in 2011 include the allowance for doubtful accounts of accounts receivable, stock-based compensation, and the useful life of property, plant and equipment.

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

All securities (exclusive of preferred stock and common stock purchase warrants) received from our clients as compensation are quoted either on the Over the Counter Bulletin Board or the Pink Sheets. The securities are typically restricted as to resale. Our policy is to liquidate securities received as compensation when market conditions are favorable for sale. As these securities are often restricted, we are unable to liquidate these securities until the restriction is removed. We recognize revenue for common stock based on the fair value at the time common stock is granted and for common stock purchase warrants based on the Black-Scholes valuation model. Unrealized gains or losses on marketable securities available-for-sale and on marketable securities available-for-sale - related party are recognized as an element of comprehensive income based on changes in the fair value of the security as quoted on an exchange or an inter-dealer quotation system. Once liquidated, a realized gain or loss on the sales of marketable securities available-for-sale and marketable securities available-for-sale - related party is reflected in our net income for the period in which the securities are liquidated.

Comprehensive income

We follow ASC 205, “Presentation of Financial Statements,” and ASC 220, “Reporting Comprehensive Income,” to recognize the elements of comprehensive income. Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive income for the first quarter of fiscal 2012 and 2011 included net income, foreign currency translation adjustments, unrealized gains or losses on available-for-sale marketable securities, net of income taxes, and unrealized gains or losses on available-for-sale marketable securities -related party, net of income taxes.

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

Cautionary Note Regarding Forward-Looking Information and Factors That May Affect Future Results

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This Quarterly Report on Form 10-Q and other written and oral statements that we make from time to time contain such forward-looking statements that set out anticipated results based on management’s plans and assumptions regarding future events or performance. We have tried, wherever possible, to identify such statements by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will” and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results of current and anticipated sales efforts, expenses, the outcome of contingencies, such as legal proceedings, and financial results. A list of factors that could cause our actual results of operations and financial condition to differ materially is set forth below, and these factors are discussed in greater detail under Item 1A – “Risk Factors” of our 2011 Annual Report on Form 10-K:

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, or CEO, and our Chief Financial Officer, CFO, to allow timely decisions regarding required disclosure. Management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2011. Based on that evaluation solely as a result of continuing significant deficiencies in our internal control over financial reporting identified in our 2011 Annual Report on Form 10-K for the fiscal year ended September 30, 2011, our management, including our CEO and CFO, concluded that our internal control over financial reporting were not effective as of December 31, 2011.

The specific significant deficiencies identified by our management were as follows:

•	A lack of a fully integrated corporate-wide financial accounting system,
•	A lack of qualified accounting personnel who have sufficient knowledge in dealing with the complex U.S. GAAP accounting and financial issues in our cross border operations.

A “significant deficiency” is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of a registrant’s financial reporting.  A “material weakness” is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements would not be prevented or detected on a timely basis. We expect the significant deficiencies will be remediated by the end of fiscal 2012. Until such time, however, as these significant deficiencies in our internal control over financial reporting are remediated, we expect to have significant deficiencies in our internal control over financial reporting, disclosure controls and related procedures.

Remediation of Significant Deficiencies in Internal Control Over Financial Reporting

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

▪
We are in the early stage of a phased corporate-wide implementation of Ufida NC Enterprise Resources Planning (ERP) system. In August, 2011, we completed our first phase implementation at Golden Magnesium. Currently we are in the process of rolling out this implementation at additional magnesium facilities during fiscal 2012.  Upon its full completion within our Magnesium segment anticipated in late 2012, this system will enhance our management and reporting capabilities, standardize process and management’s access to financial reports in a timely manner; and

▪
In fiscal 2011, we conducted a targeted internal audit within our Magnesium segment in China, and will continue to augment ongoing reviews and supervisions of our internal control over financial reporting.

We believe that the actions described above will remediate the remaining significant deficiencies we have identified. As we work towards improvement of our internal control over financial reporting and implement the remediation measures, we may supplement or modify these remediation measures as appropriate.

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

Changes in Internal Control

There were no changes in our internal control over financial reporting identified in connection with the evaluation of our controls performed during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

On April 12, 2011, Sunskar Ltd. (“Sunskar”) filed a petition to compel us to Arbitration in the U.S. District Court for the Southern District of New York (Case No. 11CV2499). The petition alleges that China Direct Industries breached an agreement for the charter of a vessel owned by Sunskar. The petition seeks an order of the Court appointing an arbitrator on our behalf and directing us to proceed to arbitration as provided for in accordance with the Federal Arbitration Act, 9 U.S.C. §1, et seq. and New York Convention, 9 U.S.C. §201, et. seq. In addition, Sunskar claims damages in excess of $1,000,000 as a result of our alleged breach of the agreement. On May 20, 2011 we filed an answer and memorandum of law in support of our answer to the petition to compel arbitration disputing the existence of any binding obligation to Sunskar. On June 6, 2011 Sunskar filed a reply and memorandum of law in opposition to our answer. On July 8, 2011, Sunskar filed an amended petition for order compelling arbitration to add our wholly owned subsidiary CDII Trading, Inc. (“CDII Trading”) as a party.  On July 29, 2011 CDII Trading filed a memorandum of law in opposition to Sunskar’s amended petition and on August 4, 2011 Sunskar filed its reply memorandum of law in support of its amended petition disputing the existence of any binding obligation to Sunskar.

On November 3, 2011, the Court issued an order granting Sunskar’s petition to compel arbitration against CDII Trading, denied the petition to compel arbitration against China Direct Industries and stayed the federal court action pending completion of the arbitration. On December 5, 2011, we received confirmation that a three member arbitration panel (the “Panel”) under the Maritime Arbitration Rules had been appointed in New York.

On December 20, 2011 Sunskar filed with the Panel a preliminary claims statement and emergency request for pre-award security and partial final award seeking a partial final award of Sunskar’s attorney’s fees and costs incurred in the District Court action of $67,845 and damages, attorney’s fees and arbitration costs of $1,077,308 (the “Arbitration Claim”). On January 10, 2012, CDII Trading served its reply and affirmative defenses to the Arbitration Claim disputing Sunskar’s claim for damages and seeking a hearing on Sunskar’s damage claims, among other relief. On February 8, 2012, the Panel found that Sunskar had presented a prima facie case of repudiation of contract and its entitlement to damages against CDII Trading. The Panel noted Sunskar’s claim for damages, interest, fees and costs exceeds $1 million and directed CDII Trading to post security in the amount of $850,000 in a form reasonably acceptable to Sunskar no later than March 9, 2012 as a source of funds in the event Sunskar is successful on the merits. Although the ultimate outcome of the Arbitration Claim is inherently unpredictable, we believe that the amount of the security is not indicative of CDII Trading's potential liability.

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

Risk factors describing the major risks to our business can be found under Item 1A, “Risk Factors”, in our fiscal 2011 Annual Report on Form 10-K.  There has been no material change in our risk factors from those previously discussed in the fiscal 2011 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On October 1, 2011, we issued 150,000 shares of our common stock valued at $0.86 per share for a total of $129,000 to Bespoke Growth Partners, Inc. for corporate communication services provided during the quarter ended December 31, 2011. These shares of our common stock were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933. In addition, the recipient of our shares was a sophisticated investor and had access to information normally provided in a prospectus regarding us. In addition, the recipient of the shares had the necessary investment intent as required by Section 4(2) since it agreed to allow us to include a legend on the shares stating that such shares are restricted pursuant to Rule 144 of the 1933 Securities Act. These restrictions ensure that these shares would not be immediately redistributed into the market and therefore not be part of a "public offering." Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act of 1933 for the above transaction.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures

None

Item 5.	Other Information.

Item 6.	Exhibits

Exhibit No.	Description of Exhibits

Exhibit No.		Description
10.51
Equity Transfer Contract Amendment dated January 12, 2012 among CDI China, Inc., Marvelous Honor Holding Inc., Lianling Dong, Ping Liu, Jianzhong Ju, Lifei Huang, Xumin Cui, Golden Trust Magnesium Industry Co. Ltd. and Kong Tung (incorporated herein by reference to Exhibit 10.1 as part of the Company’s Current Report on Form 8-K filed with the Commission on January 13, 2011 (Commission File No. 000-26415)).

10.52
Equity Transfer Contract Amendment dated January 12, 2012 among CDI China, Inc.; Mr. Yuwei Huang, Mr. Xumin Cui; and Golden Trust Magnesium Industry Co. Ltd. (incorporated herein by reference to Exhibit 10.2 as part of the Company’s Current Report on Form 8-K filed with the Commission on January 13, 2011 (Commission File No. 000-26415)).

10.53
Equity Transfer Contract Amendment dated January 12, 2012 among Taiyuan Ruiming Yiwei Magnesium Industry Co. Ltd., Taiyuan Yiwei Magnesium Industry Co., Ltd., Lingshi Xinghai Magnesium Industry Co. Ltd., China Direct Industries, Inc., Pine Capital Enterprises, Inc. and Yuwei Huang. (incorporated herein by reference to Exhibit 10.3 as part of the Company’s Current Report on Form 8-K filed with the Commission on January 13, 2011 (Commission File No. 000-26415)).

31.1	*	Section 302 Certificate of Chief Executive Officer.
31.2	*	Section 302 Certificate of Principal Financial and Accounting Officer.
32.1	*	Section 906 Certificate of Chief Executive Officer and Principal Financial and Accounting Officer.
101.INS	**	XBRL INSTANCE DOCUMENT
101.SCH	**	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL	**	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF	**	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB	**	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE	**	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE
*		Filed herewith.
**		In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed”.

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA DIRECT INDUSTRIES, INC.

Date: February 14, 2012	By: /s/ Yuejian (James) Wang
Yuejian (James) Wang,
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: February 14, 2012	By: /s/ Hernan Grant Welch
Hernan Grant Welch
Chief Financial Officer
(Principal Financial and Accounting Officer)