Form 10-Q
period 2012-03-31
CD INTERNATIONAL ENTERPRISES, INC.
filed 2012-05-10
CIK 1088787

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to ____________

Commission file number: 001-33694

CD INTERNATIONAL ENTERPRISES, INC.
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.         Yes [✓] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [✓ ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ]	Smaller reporting company	[✓]
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [  ] No [✓]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 48,001,080 shares of common stock were issued and outstanding as of May 7, 2012.

i

Cautionary Note Regarding Forward-Looking Information and Factors That May Affect Future Results

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This Quarterly Report on Form 10-Q and other written and oral statements that we make from time to time contain such forward-looking statements that set out anticipated results based on management’s plans and assumptions regarding future events or performance. We have tried, wherever possible, to identify such statements by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will” and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results of current and anticipated sales efforts, expenses, the outcome of contingencies, such as legal proceedings, and financial results. A list of factors that could cause our actual results of operations and financial condition to differ materially is set forth below, and these factors are discussed in greater detail under Item 1A – “Risk Factors” of our 2011 Annual Report on Form 10-K and in Item 1A. of this reqport:

•	Delisting of our common stock by The Nasdaq.
•	Continued global economic weakness is expected to reduce demand for our products in each of our segments.
•	Fluctuations in the pricing and availability of magnesium and in levels of customer demand.
•	Changes in the prices of magnesium and magnesium-related products.
•	Our ability to implement our expansion plans for growing our business through increased magnesium production capacity and acquisitions and development of our commodity trading business.
•	Fluctuations in the cost or availability of coke gas and coal.
•	Loss of orders from any of our major customers.
•	The value of the equity securities we accept as compensation is subject to adjustment which could result in losses to us in future periods.
•	Our ability to effectively integrate our acquisitions and to manage our growth and our inability to fully realize any anticipated benefits of acquired business.
•
Our need for additional financing which we may not be able to obtain on acceptable terms, the dilutive effect additional capital raising efforts in future periods may have on our current shareholders and the increased interest expense in future periods related to additional debt financing.
Adverse outcome of the bankruptcy of CDII Trading

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

INDEX OF CERTAIN DEFINED TERMS USED IN THIS REPORT

We have defined various periods that are covered in this report as follows:

•	“fiscal 2012” — October 1, 2011 through September 30, 2012.
•	“fiscal 2011” — October 1, 2010 through September 30, 2011.

We used in this report the terms:

•	"CD International”, "we”, "us” or “our” refers to CD International Enterprises, Inc., a Florida corporation formerly known as China Direct Industries, Inc., and our subsidiaries;
•	“CDI China”, refers to CDI China, Inc., a Florida corporation, and a wholly owned subsidiary of CD International; and
•	“PRC” refers to the People’s Republic of China.

Magnesium Segment

•	“Chang Magnesium", refers to Taiyuan Changxin Magnesium Co., Ltd., a company organized under the laws of the PRC and a 51% owned subsidiary of CDI China;
•	“Chang Trading”, refers to Taiyuan Changxin YiWei Trading Co., Ltd., a company organized under the laws of the PRC and a wholly owned subsidiary of Chang Magnesium;
•	“Asia Magnesium”, refers to Asia Magnesium Corporation Limited, a company organized under the laws of Hong Kong and a wholly owned subsidiary of Capital One Resource;
•	“Golden Magnesium" refers to Shanxi Gu County Golden Magnesium Co., Ltd., a company organized under the laws of the PRC and a 100% owned subsidiary of CDI China;
•	“Baotou Changxin Magnesium”, refers to Baotou Changxin Magnesium Co., Ltd., a company organized under the laws of the PRC, a 51% owned subsidiary of CDI China;
•	“IMG” or “International Magnesium Group”, refers to International Magnesium Group, Inc., a Florida corporation and a 100% owned subsidiary of CD International Industries;
•	“IMTC” or “International Magnesium Trading”, refers to International Magnesium Trading Corp., a company organized under the laws of Brunei and a 100% owned subsidiary of IMG;
•	“Ruiming Magnesium”, refers to Taiyuan Ruiming Yiwei Magnesium Co., Ltd., a company organized under the laws of the PRC and an 80% majority owned subsidiary of CDI China;
•	“Beauty East”，refers to Beauty East International, Ltd., a Hong Kong company and a wholly owned subsidiary of CDI China.
•	“Marvelous Honor”，refers to Marvelous Honor Holdings Inc., a Brunei company and a wholly owned subsidiary of CDI China.
•	“Golden Trust”，refers to Golden Trust Magnesium Industry Co., Ltd.，a company organized under the laws of the PRC and a wholly owned subsidiary of CDI China; and
•	“Lingshi Magnesium”，refers to Lingshi Xinghai Magnesium Industry Co., Ltd.，a company organized under the laws of the PRC and a wholly owned subsidiary of Ruiming Magnesium.

Basic Materials Segment

•	“Lang Chemical”, refers to Shanghai Lang Chemical Co., Ltd. a company organized under the laws of the PRC and a 51% owned subsidiary of CDI China;
•	“CDI Jingkun Zinc”, refers to CDI Jingkun Zinc Industry Co., Ltd., a company organized under the laws of the PRC and a 95% owned subsidiary of CDI Shanghai Management;
•	“CDI Jixiang Metal”, refers to CDI Jixiang Metal Co., Ltd., a company organized under the laws of the PRC and a wholly owned subsidiary of CDI China;
•
“CDI Metal”, refers to Shanghai CDI Metal Material Co., Ltd. (a/k/a Shanghai CDI Metal Recycling Co., Ltd.), a company organized under the laws of the PRC and a wholly owned subsidiary of CDI Shanghai Management; and

•	“CDI Beijing” refers to CDI (Beijing) International Trading Co., Ltd., a company organized under the laws of the PRC and a 51% owned subsidiary of CDI Shanghai Management.
•	“CDII Trading” refers to CDII Trading, Inc., a Florida corporation and a 100% owned subsidiary of CD International Industries.

Consulting Segment

•	“China Direct Investments”, refers to China Direct Investments, Inc., a Florida corporation, and a wholly owned subsidiary of CD International;
•	“CDI Shanghai Management”, refers to CDI Shanghai Management Co., Ltd., a company organized under the laws of the PRC and a wholly owned subsidiary of CDI China; and
•	“Capital One Resource”, refers to Capital One Resource Co., Ltd., a Brunei company, and a wholly owned subsidiary of CDI Shanghai Management.

PART 1 – FINANCIAL INFORMATION
Item 1.  Financial Statements.

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	For three months ended		For six months ended
	March 31, 2012	March 31, 2011	March 31, 2012	March 31, 2011

Revenues	$41,918,335	$40,670,183	$78,282,802	$86,433,072
Revenues-related parties	23,568	1,597,830	570,999	1,604,543
Total revenues	41,941,903	42,268,013	78,853,801	88,037,615
Cost of revenues	35,386,469	39,042,825	66,701,012	78,281,381
Gross profit	6,555,434	3,225,188	12,152,789	9,756,234
Operating (expenses) income:
Selling, general, and administrative	(2,735,309)	(3,212,630)	(6,155,582)	(6,814,911)
Other operating income-related party	-	102,872	-	102,872
Other operating (expense) income	-	(19,782)	-	355,198
Total operating expenses	(2,735,309)	(3,129,540)	(6,155,582)	(6,356,841)
Operating income	3,820,125	95,648	5,997,207	3,399,393
Other (expenses) income:
Other (expense) income	(216,909)	93,842	266,801	265,361
Interest income (expense)	21,002	(59,297)	80,012	(67,044)
Realized loss on available-for-sale securities	(31,318)	(261,557)	(17,062)	(379,969)
Total other (expenses) income	(227,225)	(227,012)	329,751	(181,652)
Income (loss) before income taxes	3,592,900	(131,364)	6,326,958	3,217,741
Income tax expense	(1,630,766)	(140,925)	(1,623,309)	(67,641)
Net income (loss)	1,962,134	(272,289)	4,703,649	3,150,100
Net loss attributable to noncontrolling interests	47,453	278,664	436,646	322,111
Net income attributable to CD International	$2,009,587	$6,375	$5,140,295	$3,472,211

Deduct dividends on Series A Preferred Stock:
Preferred stock dividend	(20,130)	(20,130)	(40,260)	(40,260)
Net income (loss) attributable to common stockholders	$1,989,457	$(13,755)	$5,100,035	$3,431,951
COMPREHENSIVE(LOSS) INCOME :
Net income (loss)	$1,962,134	$(272,289)	$4,703,649	$3,150,100
Foreign currency translation adjustments	(399,353)	744,548	115,630	1,536,506
Unrealized (loss) gains on available-for-sale securities	(1,972,195)	3,423,130	1,236,371	3,946,297
Reclassification adjustment for loss included in net income	-	261,557		379,969
Comprehensive (Loss) income	$(409,414)	$4,156,946	$6,055,650	$9,012,872
Net loss attributable to noncontrolling interests	47,453	278,664	436,646	322,111
Foreign currency translation adjustments - noncontrolling interests	142,474	(283,373)	89,543	(557,551)
Comprehensive (loss) income attributable to CD International	$(219,487)	$4,152,237	$6,581,839	$8,777,432
Preferred stock dividend	(20,130)	(20,130)	(40,260)	(40,260)
Comprehensive (loss) income attributable to common stockholders	$(239,617)	$4,132,107	$6,541,579	$8,737,172

Basic and diluted income per common share
Basic	$0.05	$(0.00)	$0.12	$0.10
Diluted	$0.05	$(0.00)	$0.12	$0.10
Basic weighted average common shares outstanding	41,493,611	34,728,413	41,027,226	33,257,657
Diluted weighted average common shares outstanding	42,174,672	34,728,413	41,708,287	33,257,657

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2012	September 30, 2011
ASSETS	(Unaudited)
Current Assets:
Cash and cash equivalents	$12,480,503	$12,563,126
Available-for-sale Marketable securities (Note 6)	6,987,414	8,292,837
Available- for- sale-Marketable securities-related parties (Note 6)	330,148	542,386
Accounts and notes receivables, net of allowance of $267,803 and $276,069, respectively (Note 7)	31,431,741	20,428,217
Accounts, loans and other receivables, and prepaid expenses - related parties (Note 12)	2,109,153	9,598,583
Inventories, net (Note 8)	18,716,914	9,625,774
Prepaid expenses and other current assets, net (Note 9)	19,514,155	14,389,065
Restricted cash, current	1,433,078	1,547,159
Total current assets	93,003,106	76,987,147
Property, plant and equipment, net (Note 10)	62,718,969	36,873,988
Intangible assets	144,916	163,447
Property use rights, net	4,223,840	2,252,445
Other long-term assets	485,603	58,192
Total assets	$160,576,434	$116,335,219
LIABILITIES AND EQUITY
Current Liabilities:
Loans payable-short term (Note 11)	$2,308,134	$2,657,091
Accounts payable and accrued expenses	17,322,903	15,468,902
Accounts and other payables-related parties (Note12)	23,039,102	4,590,045
Advances from customers and deferred revenue	4,856,694	3,821,208
Other liabilities (Note 13)	8,687,353	4,315,858
Taxes payable	2,598,201	1,349,611
Total current liabilities	58,812,387	32,202,715
Long-term liabilities	33,141	107,231
Total Liabilities	58,845,528	32,309,946

TOTAL EQUITY
Series A Convertible Preferred Stock: $.0001 par value, stated value $1,000 per share; 10,000,000 authorized, 1,006 shares outstanding at March 31, 2012 and September 30, 2011. (Note 14)	1,006,250	1,006,250
Common Stock: $.0001 par value; 1,000,000,000 authorized; 47,975,385 and 40,353,828 issued and outstanding as of March 31, 2012 and September 30, 2011, respectively (Note 14)	4,798	4,035
Additional paid-in capital	82,901,957	75,279,087
Accumulated other comprehensive income	1,570,487	128,943
Accumulated deficit	(3,016,287)	(8,111,323)
Total CD International stockholders' equity	82,467,205	68,306,992
Non-controlling interests (Note 15)	19,263,701	15,718,281
Total equity	101,730,905	84,025,273
Total liabilities and equity	$160,576,434	$116,335,219

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For six months ended
	March 31, 2012	March 31, 2011
OPERATING ACTIVITIES:
Net income	$4,703,649	$3,150,100
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,519,445	1,910,931
Allowance for bad debt	8,266	137,492
Stock based compensation	412,668	368,248
Realized (gain) loss on investments in marketable securities	(83,403)	379,969
Gain on derivative liabilities revaluation	(74,090)	(159,467)
Fair value of marketable securities received for services	(10,863,173)	(6,852,529)
Fair value of marketable securities paid for services	484,660	314,815
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(3,729,432)	(2,645,447)
Accounts receivable and other assets-related parties	8,920,577	(549,542)
Inventories	(4,045,477)	(3,255,488)
Accounts receivable	789,867	(4,944,399)
Accounts payable and accrued expenses	(609,127)	(1,274,340)
Accounts and other payable - related parties	135,797	4,061,031
Advances from customers	98,157	(592,184)
Other payables	1,257,846	2,312,258
CASH USED IN OPERATING ACTIVITIES	(1,073,770)	(7,638,552)

INVESTING ACTIVITIES:
Cash acquired from acquisition	1,808,881	-
Gross Proceeds from the sale of marketable securities available for sale	606,393	818,456
Increase in property use right	-	(270,827)
Purchases of property, plant and equipment	(1,109,155)	(1,493,649)
CASH PROVIDED BY (USED IN) INVESTING ACTIVITES	1,306,119	(946,020)

FINANCING ACTIVITIES:
Decrease in restricted cash	114,081	4,663,493
Loans payable	(348,957)	(3,189,897)
Gross proceeds from sale of stock and exercise of warrants/options	-	3,771,502
Cash dividend payment to preferred stockholders	(20,130)	-
Capital contribution from noncontrolling interest owners	214,348	1,710,909
CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(40,658)	6,956,007

EFFECT OF EXCHANGE RATE ON CASH	(274,314)	951,789
Net decrease in cash	(82,623)	(676,776)
Cash and cash equivalents, beginning of the period	12,563,126	10,110,818
Cash and cash equivalents, end of the period	$12,480,503	$9,434,042
Supplemental disclosures of cash flow information:
Preferred dividend paid in our common stock	$20,130	$40,260

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012

NOTE 1 – ORGANIZATION, BASIS OF PRESENTATION, SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business and Organization

CD International Enterprises, Inc., a Florida corporation and its subsidiaries are referred to in this report as “we”, “us”, “our”, or “CD International.”

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

In our Magnesium segment, currently our largest segment by revenues and assets, we produce, sell and distribute pure magnesium ingots, magnesium powder and magnesium alloy.  In our Basic Materials segment, we sell and distribute a variety of products, including industrial grade synthetic chemicals, steel products, non ferrous metals, recycled materials, and industrial commodities.  This segment also includes our zinc ore mining property which has not commenced operations. In our Consulting segment, we provide business and financial consulting services to U.S. public companies that operate primarily in China.  The consulting fees we charge vary based upon the scope of the services.

Name change

We changed our name from China Direct Industries, Inc. to CD International Enterprises, Inc. on January 23, 2012 to more accurately reflect our business operations and our efforts to expand our sourcing, processing, and distribution business in Mexico and South America.

Basis of Presentation

Our interim consolidated financial statements are unaudited. We prepared the consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the U.S. Securities and Exchange Commission (“SEC”) rules for interim reporting. We included all adjustments that are necessary for the fair presentation of our financial position, results of operations, and cash flows for the interim periods presented. These  adjustments are of a normal and recurring nature, with exceptions disclosed in this report. Results for the first six months of the fiscal year 2012 may not necessarily be indicative of full year results. It is suggested that these consolidated financial statements be read in conjunction with the audited financial statements and the notes included in our 2011 Annual Report on Form 10-K for the fiscal year ended September 30, 2011.

Summary of Significant Accounting Policies

Foreign Currency Translation

Our reporting currency is the U.S. dollar. The functional currency of the parent company is the U.S. dollar and the functional currency of our Chinese subsidiaries is the Renminbi (“RMB”), the official currency of the People’s Republic of China. Capital accounts of the consolidated financial statements are translated into United States dollars from RMB at their historical exchange rates when the capital transactions occurred. Assets and liabilities are translated at the exchange rates as of the balance sheet dates. Income and expenditures are translated at the average exchange rates for the six months ended March 31, 2012 and 2011. A summary of the conversion rates for the periods presented is as follows:

	March 31, 2012	September 30, 2011	March 31, 2011
Period end RMB: U.S. dollar exchange rate	6.3122	6.3885	6.5501
Average fiscal-year-to-date RMB: U.S. dollar exchange rate	6.3257	6.5287	6.6103

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012

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

Marketable Securities

Marketable Securities that we receive from our clients as compensation are generally restricted for sale under Federal securities laws. Our policy is to liquidate securities received as compensation when market conditions are favorable for sale. Since these securities are often restricted, we are unable to liquidate them until the restriction is removed. We recognize revenue for the securities we receive as compensation based on the fair value at the time the securities are granted or at the time service has been rendered and for common stock purchase warrants based on the Black-Scholes valuation model. Pursuant to ASC Topic 320, “Investments –Debt and Equity Securities” our marketable securities have a readily determinable and active quoted price, such as from  the Over the Counter Bulletin Board, and the OTC Markets Group (formerly known as the Pink Sheets) and any unrealized gain or loss is recognized as an element of comprehensive income based on changes in the fair value of the security as quoted on an exchange or an inter-dealer quotation system. Once liquidated, any realized gain or loss on the sale of marketable securities is reflected in our net income for the period in which the security was liquidated.

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

 Accrual of Environmental Obligations

ASC Section 410-30-25 “Recognition” of environmental obligations requires the accrual of a liability if both of the following conditions are met:

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012

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

Business Combinations

Business combinations are accounted for under the purchase method of accounting. Under the purchase method, assets and liabilities of the business acquired are recorded at their estimated fair values as of the date of acquisition with any excess of the cost of the acquisition over the fair value of the net tangible and intangible assets acquired recorded as goodwill. Results of operations of the acquired business are included in the income statement from the date of acquisition.

Goodwill and Intangibles

Goodwill represents the excess of the cost of businesses acquired over the fair value of the net assets acquired. Other intangible assets represent purchased assets that also lack physical substance but can be distinguished from goodwill because of contractual or other legal rights or because the asset is capable of being sold or exchanged either on its own or in combination with a related contract, asset, or liability. Goodwill is reviewed for impairment at least annually or on an interim basis if an event occurs or circumstances change that would more likely than not reduce the carrying amount. Goodwill is allocated into two reporting units. Fair value for each reporting unit is estimated using stock price multiples or revenue multiples. Intangible assets that have finite lives are amortized over their estimated useful lives and are subject to impairment testing. All of our other intangible assets have finite lives and are amortized on a straight-line basis over varying periods not exceeding eight years.

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

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012

NOTE 2 - EARNINGS PER SHARE

Under the provisions of ASC 260, “Earnings Per Share,” basic earnings per common share (“EPS”) is computed by dividing earnings available to common shareholders by the weighted average number of shares of common stock outstanding for the periods presented. Diluted earnings per common share is computed assuming that all potentially dilutive securities, including convertible preferred stock, unvested restricted stock and  “in-the-money” stock options, were converted into common shares at the beginning of each period. A reconciliation of the amounts included in the computation of basic earnings per common share, and diluted earnings per common share is as follows (unaudited):

	For three months ended March 31,		For six months ended March 31,
	2012	2011	2012	2011

Net Income (loss) to common stockholders	$1,989,457	$(13,755)	$5,100,035	$3,431,951
Plus: preferred stock dividends	20,130	20,130	40,260	40,260
Net Income to common stockholders plus assumed conversions	$2,009,587	$6,375	$5,140,295	$3,472,211

Basic weighted average common shares outstanding	41,493,611	34,728,413	41,027,226	33,257,657
Plus: incremental shares from assumed conversions (1)
Convertible preferred stock	558,889	-	558,889	-
Unvested stock-based compensation	122,172	-	122,172	-
Dilutive potential common shares	681,061	-	681,061	-
Diluted weighted-average common shares outstanding	42,174,672	34,728,413	41,708,287	33,257,657

Net income per common share – basic :	$0.05	$(0.00)	$0.12	$0.10	(2)
Net income per common share – diluted:	$0.05	$0.00	$0.12	$0.10	(2)

(1) Securities are not included in the denominator in periods when anti-dilutive. We excluded 2,142,980 and 2,292,980 shares of our common stock issuable upon exercise of stock options and 4,179,130 and 6,264,942 shares of our common stock issuable upon exercise of warrants as of March 31, 2012 and 2011, respectively, as their effect was anti-dilutive.

(2) The increase in the earnings per share for the six months ended March 31, 2011 resulted from a correction of prior year accounting errors related to the conversion price change of the preferred stock and the exercise price change of the remaining warrants (See Note 14 – CAPITAL STOCK in Form 10-K for the fiscal year ended September 30, 2011).

NOTE 3 –CHANGE IN ACCOUNTING PRINCIPLE AND METHOD OF DEPRECIATION

In the second quarter of fiscal 2012, we changed our depreciation method applied to our Magnesium Segment production from the straight line method to the units of production method of depreciation.

The straight line method of depreciation for our magnesium segment did not reflect the economics of our magnesium production operations and the proper allocation of cost to the production cycle. The units of production method of depreciation is a preferable accounting method, in accordance with ASC 250-10-45, for fixed assets related to the magnesium production cycle, under which periodic depreciation expenses are calculated based on the actual production as a percentage of the total capacity.

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012

The unaudited comparative effect of the change in accounting method and its impact on key components of our statement of operations is described below for the three and six months ended March 31, 2012 and 2011:

	For three months ended March 31, 2012		For six months ended March 31, 2012
	As reported	Straight- line	As reported	Straight- line
Revenues	$41,941,903	$41,941,903	$78,853,801	$78,853,801
Cost of revenues	35,386,469	36,138,320	66,701,012	67,452,863
Gross profit	$6,555,434	$5,803,583	$12,152,789	$11,400,938
Operating income	$3,820,125	$3,068,274	$5,997,207	$5,245,356
Net income	$1,962,134	$1,210,283	$4,703,649	$3,951,798
Net income to common stockholders	$1,989,457	$1,237,606	$5,100,035	$4,348,184

Basic and diluted income per common share:
Basic	$0.05	$0.03	$0.12	$0.11
Diluted	$0.05	$0.03	$0.12	$0.10
Basic weighted average common shares outstanding	41,493,611	41,493,611	41,027,226	41,027,226
Diluted weighted average common shares outstanding	42,174,672	42,174,672	41,708,287	41,708,287

	For three months ended March 31, 2011		For six months ended March 31, 2011
	Units of production	As reported (straight-line)	Units of production	As reported (straight-line)
Revenues	$42,268,013	$42,268,013	$88,037,615	$88,037,615
Cost of revenues	38,625,177	39,042,825	77,428,362	78,281,381
Gross profit	$3,642,836	$3,225,188	$10,609,253	$9,756,234
Operating income	$495,296	$95,648	$4,252,412	$3,399,393
Net income (loss)	$127,359	$(272,289)	$4,003,119	$3,150,100
Net income (loss) to common stockholders	$385,893	$(13,755)	$4,284,970	$3,431,951

Basic and diluted income per common share:
Basic	$0.01	$(0.00)	$0.13	$0.10
Diluted	$0.01	$(0.00)	$0.13	$0.10
Basic weighted average common shares outstanding	34,728,413	34,728,413	33,257,657	33,257,657
Diluted weighted average common shares outstanding	34,728,413	34,728,413	33,257,657	33,257,657

NOTE 4 – ACQUISITION OF LINGSHI MAGNESIUM AND GOLDEN TRUST

Following our February 29, 2012 special meeting of shareholders, we completed the acquisition of all of the issued and outstanding capital stock of Golden Trust Magnesium Industry Co., Ltd., a Chinese company (“Golden Trust”) and an 80% ownership interest in Lingshi Xinghai Magnesium Industry Co., Ltd., a Chinese company (“Lingshi Magnesium”) for an aggregate purchase price of $26,705,070 payable as follows:

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012

•	$6,493,047 in proceeds from repayment of our intercompany loans,
•	$15,515,938 in shares of our common stock, with approximately $6,652,823 paid within 15 business days following the closing of the acquisitions and the balance $8,863,115 payable within 15 business days following satisfaction of certain post closing conditions which include the delivery of technical information, financial statements and other information. The value of these shares which are payable following the satisfaction of the post-closing conditions, which had not been met at March 31, 2012, are included in other payables – related parties (See Note 12) in the amount of $8,266,058 and $597,057 included in Other Liabilities (See Note 13); and
•	$4,696,085 by way of assignment of our interest in our subsidiary Excel Rise.

Golden Trust owns and operates a pure magnesium ingot production facility located on approximately 502,000 square feet of land in Xiaoyi City, Shanxi Province, China capable of producing up to 20,000 metric tons of pure magnesium per year. Lingshi Magnesium owns and operates a pure magnesium ingot production facility located on approximately 902,000 square feet of land in Jin Zhong City, Shanxi Province, China, capable of producing up to 12,000 metric tons of pure magnesium per year.

As of March 31, 2012, the consolidated balance sheet includes the net assets at fair value of Lingshi Magnesium and Golden Trust which were acquired by us as of the closing date on February 29, 2012.

The following table summarizes the assets acquired and liabilities assumed by CD International at the acquisition date (unaudited).

	Lingshi Xinghai	Golden Trust

Current assets	$4,779,690	$6,358,048
Property, plant and equipment and other long term assets	16,755,467	11,833,150
Total identifiable assets	21,535,157	18,191,198

Current liabilities	3,554,969	5,511,768
Total identifiable liabilities	3,554,969	5,511,768
Total identifiable net assets	$17,980,188	$12,679,430
Net assets acquired (A)	$14,384,150	$12,679,430

(A) The fair value of non-controlling interest of Lingshi Xinghai, which represents 20% of total equity, was $3,596,038 at the acquisition date, based on the fair value appraisal provided by independent third party, which conducted the appraisal based on market prices.

The tables below provide the pro forma condensed financial statements of operations (unaudited) to give effect to the acquisition of Lingshi Magnesium and Golden Trust for the three and six months ended March 31, 2012.

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012

For three months ended March 31, 2012:

		Acquisition of
	CD International (excluding acquisitions)	Lingshi Xinghai	Golden Trust	Pro Forma Adjustments		Pro Forma (Consolidated)
	(unaudited)	(unaudited)	(unaudited)	(unaudited)		(unaudited)
Total revenues	$38,227,648	$3,163,831	$6,786,339	$(1,973,134)	A	$46,204,684
Cost of revenues	31,773,667	3,110,334	6,630,125	(1,973,134)		39,540,992
Gross profit	$6,453,981	$53,497	$156,214	$-		$6,663,692
Operating income (loss)	$3,826,571	$2,614	$(18,991)	$-		$3,810,194
Net income (loss)	$1,963,348	$7,385	$(11,072)	$-		$1,959,661
Net income (loss) to common stockholders	$1,956,186	$5,908	$(11,072)	$-		$1,951,022

Basic and diluted income per common share:
Basic	$0.05					$0.04
Diluted	$0.05					$0.04
Basic weighted average common shares outstanding	41,493,611			9,369,043		50,862,654
Diluted weighted average common shares outstanding	42,174,672			9,369,043		51,543,715

(A) Represents elimination of inter-company sales from Lingshi and Golden Trust to CDII subsidiaries.

For six months ended March 31, 2012:

		Acquisition of
	CD International (excluding acquisitions)	Lingshi Xinghai	Golden Trust	Pro Forma Adjustments		Pro Forma (Consolidated)
	(unaudited)	(unaudited)	(unaudited)	(unaudited)		(unaudited)
Total revenues	$75,571,915	$5,334,338	$10,785,025	$(2,494,056)	A	$89,197,222
Cost of revenues	63,520,580	5,163,513	10,507,347	(2,494,056)		76,697,384
Gross profit	$12,051,335	$170,825	$277,678	$-		$12,499,838
Operating income (loss)	$6,003,652	$39,659	$(82,738)	$-		$5,960,573
Net income	$4,702,861	$46,586	$4,095	$-		$4,753,542
Net income to common stockholders	$5,134,346	$37,269	$4,095	$-		$5,175,710

Basic and diluted income per common share:
Basic	$0.13					$0.10
Diluted	$0.12					$0.10
Basic weighted average common shares outstanding	41,027,226			9,369,043		50,396,269
Diluted weighted average common shares outstanding	41,708,287			9,369,043		51,077,330

(A) Represents elimination of inter-company sales from Lingshi and Golden Trust to CDII subsidiaries.

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012

For three months ended March 31, 2011:

		Acquisition of
	CD International (excluding acquisitions)	Lingshi Xinghai	Golden Trust	Pro Forma Adjustments		Pro Forma (Consolidated)
	(unaudited)	(unaudited)	(unaudited)	(unaudited)		(unaudited)
Total revenues	$42,268,013	$2,734,503	$6,434,183	$(1,375,302)	(A)	$50,061,397
Net (loss) income	$(272,289)	$4,585	$55,397			$(212,307)

(A) Represents elimination of inter-company sales from Lingshi and Golden Trust to CDII subsidiaries.

For six months ended March 31, 2011:

		Acquisition of
	CD International (excluding acquisitions)	Lingshi Xinghai	Golden Trust	Pro Forma Adjustments		Pro Forma (Consolidated)
	(unaudited)	(unaudited)	(unaudited)	(unaudited)		(unaudited)

Total revenues	$88,037,615	$6,007,396	$12,246,470	$(2,701,110)	(A)	$103,590,371
Net income	$3,150,100	$67,960	$64,796			$3,282,856

(A) Represents elimination of inter-company sales from Lingshi and Golden Trust to CDII subsidiaries.

NOTE 5 – ACCUMULATED OTHER COMPREHENSIVE INCOME

Our other comprehensive income consists of currency translation adjustments and unrealized gain on available-for-sale marketable securities. The following table shows the accumulated other comprehensive income balance as of March 31, 2012.

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Available for Sale Securities	Accumulated Other Comprehensive Income
Balance at September 30, 2011	$5,238,089	$(5,109,146)	$128,943
Current-period change (Unaudited)	205,173	1,236,371	1,441,544
Balance at March 31, 2012	$5,443,262	$(3,872,775)	$1,570,487

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012

NOTE 6 - AVAILABLE-FOR-SALE MARKETABLE SECURITIES

Available-for-sale marketable securities and available-for-sale marketable securities-related party as of March 31, 2012 and September 30, 2011 consist of the following financial instruments:

Company	March 31, 2012	% of Total	September 30, 2011	% of Total
	(unaudited)
Ziyang Ceramics Corp. (1)	$509,103	7%	$426,791	5%
China Logistics Group, Inc.	196,828	3%	196,208	2%
Dragon International Group Corp.	22,816	0%	22,816	0%
Decor Products International, Inc.	23,750	0%	-	0%
Sunwin Stevia International Inc. (2)	-	0%	361,000	4%
Dragon Capital Group Corp.	330,148	5%	542,386	6%
China Education International, Inc.	5,828,318	80%	7,286,022	83%
Linkwell Corporation	225,000	3%	-	0%
Others	181,599	2%	-	0%
Marketable securities available for sale	$7,317,562	100%	$8,835,223	100%

(1)  China American Holdings, Inc. changed its name to Ziyang Ceramics Corp. on January 27, 2012.

(2)  Sunwin International Neutraceuticals, Inc. changed its name to Sunwin Stevia International, Inc. on April 20, 2012.

Our available-for-sale marketable securities are carried at fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. There are three levels of inputs to fair value measurements - Level 1, quoted prices for identical instruments in active markets; Level 2, quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active or are directly or indirectly observable; and Level 3, unobservable inputs. All our available-for-sale marketable securities were measured using Level 1 inputs for the periods ended March 31, 2012. For the period ended September 30, 2011, all our available -for-sale marketable securities were measured using Level 1 inputs, except for the valuation of securities for China Education International where we used Level 2 inputs.

The investments in available-for-sale marketable securities-related party totaled $330,148 and $542,386 at March 31, 2012 and September 30, 2011, respectively and are comprised solely of the securities of Dragon Capital Group Corp. (“Dragon Capital”).  Mr. Lisheng (Lawrence) Wang, the CEO and Chairman of the Board of Dragon Capital, is the brother of Dr. James Wang, our CEO and Chairman of the Board of Directors. These securities were issued by Dragon Capital as compensation for consulting services. Dragon Capital is a non-reporting company whose securities are quoted on the OTC Pink Tier of the OTC Markets Group.  As such, under Federal securities laws, securities of Dragon Capital generally cannot be resold by us absent a registration of those securities under the Securities Act.

NOTE 7 – ACCOUNTS AND NOTES RECEIVABLE

Accounts and notes receivable include a note receivable obtained in connection with the settlement of a lawsuit we filed seeking repayment of a loan from a former client. The total settlement amount was $373,902 at December 31, 2011. In January, 2012, we received a payment of $38,766. At March 31, 2012 the balance of the settlement was $337,565, $245,553 of which was classified as other long-term assets in our balance sheet for the period ended March 31, 2012. Accounts and notes receivable also include available-for-sale securities receivable. These receivables are carried at fair market value. Unrealized gains or loss on these receivables are recognized on a quarterly basis as an element of comprehensive income based on changes in the fair market value of the securities underlying the receivables. At March 31, 2012 and September 30, 2011, the fair value of available-for-sale securities receivable was $16,151,162 and $3,691,735, respectively. The table below presents the details on the accounts and notes receivable:

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012

Accounts and notes receivable	March 31, 2012	% of Total	September 30, 2011	% of Total
	(Unaudited)
Available-for-sale securities receivable	$16,151,162	51%	$3,691,735	18%
Notes receivable	635,737	2%	364,718	2%
Other trade receivables	14,912,645	47%	16,647,833	80%
Total accounts and notes receivable	$31,699,544	100%	$20,704,286	100%
Allowance for uncollectible accounts	(267,803)		(276,069)
Net accounts and notes receivable	$31,431,741		$20,428,217

NOTE 8 – INVENTORIES

Inventories at March 31, 2012 and September 30, 2011 consisted of the following:

	March 31, 2012	September 30, 2011
	(Unaudited)
Raw materials	$5,628,544	$3,061,481
Finished goods	13,088,370	6,564,293
Total Inventory	$18,716,914	$9,625,774

Due to the nature of our business and the short duration of the manufacturing process for our products, there is no material work in progress inventory at March 31, 2012 and September 30, 2011.

NOTE 9 - PREPAID EXPENSES AND OTHER CURRENT ASSETS

At March 31, 2012 and September 30, 2011, prepaid expenses and other current assets, consisted of the following:

Description	March 31, 2012	September 30, 2011
	(Unaudited)
Prepayments to vendors for merchandise that had not yet been shipped or services that had not been performed	$10,803,314	$6,519,123
Prepaid expenses	3,617,377	2,448,248
Other receivables	4,607,119	3,865,525
Loans receivable	467,596	1,537,420
Security deposits	18,749	18,749
Total	$19,514,155	$14,389,065

Prepaid expenses include prepaid cost for Baotou Changxin Magnesium’s land use rights. Baotou Changxin Magnesium owns and operates a magnesium facility capable of producing 20,000 metric tons of pure magnesium per year on approximately 406,000 square feet of land located in the Shiguai district of Baotou city, Inner Mongolia. The land use rights are valued at $1,140,011 as of March 31, 2012. Baotou Changxin Magnesium occupies this land pursuant to an asset acquisition agreement entered into with Baotou Sanhe Magnesium Co., Ltd. to acquire the land use rights for this property, among other assets.  Since the land use right is yet to be transferred from Baotou Sanhe Magnesium Co. to Baotou Changxin Magnesium, the cost of $1,140,011 is accounted for as prepaid expenses.  The company has not started amortizing the land use right prepaid as of March 31, 2012. The land use right expires in May 2045.

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012

NOTE 10 - PROPERTY, PLANT AND EQUIPMENT

At March 31, 2012 and September 30, 2011, property, plant and equipment consisted of the following:

Property, Plant and Equipment
Description	Useful Life	March 31, 2012	September 30, 2011
		(unaudited)
Building	10-40 years	$24,341,070	$14,260,280
Manufacturing equipment	5-10 year	38,046,264	21,535,796
Office equipment and furniture	3-5 year	713,322	646,244
Autos and trucks	5 year	1,273,221	1,187,281
Construction in progress	N/A	8,789,577	8,295,743
Total		73,163,454	45,925,344
Less: accumulated depreciation		(10,444,485)	(9,051,356)
Property, Plant and Equipment, Net		$62,718,969	$36,873,988

For the six months ended March 31, 2012 and 2011, depreciation expense totaled $1,387,010 and $1,864,627, respectively.

NOTE 11 - LOANS PAYABLE

Loans payable at March 31, 2012 and September 30, 2011 consisted of the following:

Description	March 31, 2012	September 30, 2011
	(unaudited)

CDI China loan from Sunwin Tech Group, Inc. Due on December 31, 2012. 3% annual interest rate. Secured by pledge of CDI China assets.	$312,000	$450,000

Lang Chemical loan from China Mingsheng Bank. Due on May 16, 2012. 6.941% annual interest rate. Guaranteed by Zhu Qian and Chen Jingdong.	728,747	720,044

Lang Chemical loan from Bank of Shanghai. Due on March 22, 2012. 6.666% annual interest rate. Guaranteed by China Investment Guarantor Co. Ltd. and Zhu Qian.	-	547,859

CDI Beijing loan from Bank of Hangzhou. Due on October 21, 2011. 6.672% annual interest rate. Guaranteed by Chi Chen	-	939,188

Lang Chemical loan from China Merchants Bank. Due on October 20, 2012. 8.590% annual interest rate. Guaranteed by Zhu Qian.	1,267,387	-
Total	$2,308,134	$2,657,091
Less: Current Portion	(2,308,134)	(2,657,091)

Loans payable, long-term	$-	$-

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012

NOTE 12 - RELATED PARTY TRANSACTIONS

List of Related Parties

We have specified the following persons and entities as related parties with ending balances as of March 31, 2012 and September, 2011:

•
Yuwei Huang, is executive vice president of our Magnesium segment, a member of the board of directors, chief executive officer and chairman of Chang Magnesium, chairman of Baotou Changxin Magnesium, chairman of YiWei Magnesium, and chief executive officer and vice chairman of Golden Magnesium;

• 	Taiyuan Yiwei Magnesium Industry Co., Ltd., a company organized under the laws of the PRC (“Yiwei Magnesium”), is a minority interest owner in Chang Magnesium;
• 	Lifei Huang, is the daughter of Yuwei Huang;
• 	Lifei Huang, is a registered representative of Pine Capital Enterprises Inc., a company organized under the laws of the Cayman Islands (“Pine Capital”);
• 
Lifei Huang, is a registered representative of Wheaton Group Corp., a company organized under the laws of Brunei Darussalam (“Wheaton”);
Shuihuan Huang, is the sister of Yuwei Huang;
Kong Tung, a member of the board of directors, and chairman of Golden Magnesium, Beauty East, and Golden Trust;

• 	LingShi County Yihong Magnesium Co., Ltd., a company organized under the laws of the PRC (“Yihong Magnesium”), is legally represented by an officer of Chang Magnesium;
•
Excel RiseTechnology Co., Ltd., a company organized under the laws of Brunei Darussalam (“Excel Rise”), is owned by Yiwei Magnesium Industry Co., Ltd. (Yiwei Magnesium”), an entity owned or controlled by Mr. Huang;

• 	Lucheng Haixu Magnesium Co., Ltd., a company organized under the laws of the PRC (“Haixu Magnesium”), is legally represented by an officer of Chang Magnesium;
• 	NanTong Langyuan Chemical Co., Ltd., a company organized under the laws of the PRC (“NanTong Chemical”), is owned by Jingdong Chen and Qian Zhu, the minority interest owners of Lang Chemical;
• 	Jingdong Chen, is vice president of our Basic Materials segment and chief executive officer of Lang Chemical;
• 	Chi Chen is vice president of our Basic Materials Segment and minority interest owner of CDI Beijing;
• 	Zhongmen International Investments Co., Ltd., a company organized under the laws of the PRC (“Zhongmen International”), is legally represented by an officer of CDI Beijing;

As of March 31, 2012, accounts, loans, and other receivables and prepaid expenses- related parties were $2,109,153, consisting of accounts receivable – related party of $443,456, prepaid to suppliers – related parties of $24,818, and other receivables-related parties of $1,640,879 as set forth below:

Accounts Receivable – related parties

At March 31, 2012, accounts receivable – related parties of $443,456 were comprised of the followings:

-	$397,205 due Baotou Changxin Magnesium from Yiwei Magnesium for inventory provided;
-	$4,918 due Chang Magnesium from Wheaton for inventory provided; and
-	$41,333 due Ruiming Magnesium from Yihong Magnesium for inventory provided.

At September 30, 2011, accounts receivable – related parties of $1,211,079 were comprised of the followings:

-	$364,705 due Baotou Changxin Magnesium from Yiwei Magnesium for inventory provided;
-	$4,860 due Chang Magnesium from Wheaton for inventory provided;
-	$296,156 due Chang Magnesium from Yiwei Magnesium for inventory provided; and
-	$545,358 due Ruiming Magnesium from Yiwei Magnesium for inventory provided.

Prepaid Expenses – related parties

At March 31, 2012, prepaid expenses – related parties was $24,818 by Ruiming Magnesium to YiWei Magnesium for future delivery of inventory.

At September 30, 2011, prepaid expenses – related parties of $2,687,928 were comprised of the followings:

-	$2,654,384 prepaid by Chang Magnesium to Yiwei Magnesium for future delivery of inventory; and
-	$33,544 prepaid by Ruiming Magnesium to Yiwei Magnesium for future delivery of inventory.

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012

Loans Receivable – related parties

At March 31, 2012, we had no loan receivables – related parties.

At September 30, 2011, loan receivables – related parties of $1,320,324 were due Lang Chemical from NanTong Chemical for funds advanced for working capital purposes.

Other Receivables- related parties

At March 31, 2012, other receivables-related parties of $1,640,879 were comprised of the followings:

-	$112,471 due Baotou Changxi Magnesium from Yihong Magnesium for working capital purposes;
-	$220,785 due Chang Magnesium from Yiwei Magnesium for working capital purposes;
-	$12,000 due IMTC from Yuwei Huang for working capital purposes;
-	$840,753 due Xinghai Magnesium from Yiwei Magnesium for working capital purposes;
-	$272,771 due Xinghai Magnesium from Yihong Magnesium for working capital purposes;
-	$114,927 due Lang Chemical from Nantong Chemical for working capital purpose; and
-	$67,172 due CDI Beijing from Zhongmen International for working capital purposes.

At September 30, 2011, other receivables-related parties of $4,379,252 were comprised of the followings:

-	$78,266 due Baotou Changxi Magnesium from Yiwei Magnesium for working capital purposes;
-	$118,954 due Baotou Changxi Magnesium from Yihong Magnesium for working capital purposes;
-	$3,850,151 due Chang Magnesium from Yiwei Magnesium for working capital purposes;
-	$3,130 due Chang Magnesium from Shuihuan Huang for working capital purposes;
-	$12,000 due IMTC from YuWei Huang for working capital purposes;
-	$42,263 due Ruiming Magnesium from Yiwei Magnesium for working capital purposes;
-	$200,924 due Ruiming Magnesium from Yihong Magnesium for working capital purposes;
-	$10,951 due CDI Shanghai from YiWei Magnesium for working capital purpose; and
-	$62,613 due CDI Beijing from Zhongmen International for working capital purposes.

As of March 31, 2012, accounts and other payables – related parties were $23,039,102, consisting of accounts payable – related parties of $2,260,850, advance from customer – related parties of $207,933 and other payables- related parties of $20,570,319 as set forth below:

Accounts Payable – related parties

At March 31, 2012, accounts payable – related party of $2,260,850 were comprised of the followings:

-	$186,939 due from Chang Magnesium to Yihong Magnesium for purchases of goods;
-	$1,798,717 due from IMTC to Wheaton for purchases of goods;
-	$141,101 due from Golden Magnesium to Yiwei Magnesium for purchases of goods; and
-	$134,093 due from Xinghai Magnesium to Yiwei Magnesium for purchases of goods.

At September 30, 2011, accounts payable – related party of $896,878 were comprised of the followings:

-	$142,479 due from Golden Magnesium to Yiwei Magnesium for purchases of goods; and
-	$754,399 due from IMTC to Pine Capital for purchases of goods.

Advance from Customers – related parties

At March 31, 2012, advance from customers – related party was $207,933 from Pine Capital for the sales order of Chang Magnesium.

At September 30, 2011, we have no advance from customers – related parties.

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012

Other Payables- related parties

At March 31, 2012, other payables- related party of $20,570,319 was comprised of the followings:

-	$2,086,835 due to Excel Rise for the working capital of Chang Magnesium;
-	$4,658,605 due to Excel Rise for the working capital of Baotou Changxi Magnesium;
-	$97,089 due to Kung Tong for the working capital of Beauty East;
-	$146,631 due to Pine Capital for the working capital of Beauty East;
-	$2,182,657 due to Pine Capital for the working capital of IMTC;
-	$1,888,311 due to Yiwei Magnesium for working capital of IMTC;
-	$31,685 due to Yiwei Magnesium for working capital of Xinghai Magnesium;
-	$400,494 due to Chi Chen for the working capital of CDI Beijing;
-	$8,266,058 due to shareholders of Golden Trust and Lingshi Magnesium for the balance of the purchase price for the acquisition of the companies; and
-	$811,954 due to Yiwei Magnesium for the balance of the purchase prices for Ruiming Magnesium.

At September 30, 2011, due to related parties balance of $3,683,482 were comprised of the following:

-	$9,953 due to Yuwei Huang for the working capital of Chang Magnesium;
-	$97,089 due to Kung Tong for the working capital of Beauty East;
-	$399,781 due to Chi Chen for the working capital of CDI Beijing; and
-	$3,176,659 due to Yiwei Magnesium for the balance of the purchase price for Ruiming Magnesium.

NOTE 13 – OTHER LIABILITIES

Other liabilities included the following as of March 31, 2012 and September 30, 2011:

Account	March 31, 2012	September 30, 2011
	(unaudited)
Other short-term loans	$5,280,689	$4,315,858
Payables for acquisitions	2,422,324	-
Accrued salary payable	964,210	-
Accrued dividend payable	20,130	-
Total other liabilities	$8,687,353	$4,315,858

NOTE 14 – CAPITAL STOCK

Preferred Stock and Related Dividends

During the six months ended March 31, 2012, we paid $20,130 of ordinary dividends in cash and $20,130 in the form of 25,696 shares of our common stock. During the six months ended March 31, 2011, we paid $40,260 of ordinary dividends in the form of 26,290 shares of our common stock.

Derivative liabilities

As of March 31, 2012, the carrying amounts of the derivative liabilities for preferred stock conversion option and warrants were $30,007 and $3,134, respectively. As of September 30, 2011, the carrying amounts of the derivative liabilities for conversion option and warrants were $69,295 and $37,936, respectively. The fair value of derivative liabilities is included in other liabilities, and the net change in fair value during the period is included in operating expenses. Inputs used in making the determination are as follows:

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012

	March 31, 2012	September 30, 2011
Inputs for conversion option valuation – covered call
Asset price on valuation date	$0.76	$1.01
Exercise price	9.80	$9.80
Estimated years to exercise	5.92	6.5
Expected volatility factor	91%	93%
Risk free rate	1.33%	1.31%

Inputs for conversion option valuation – short call
Asset price on valuation date	$0.76	$1.01
Exercise price	$1.80	$1.80
Estimated years to exercise	5.92	6.5
Expected volatility factor	91%	93%
Risk free rate	1.33%	1.31%

Inputs for warrant valuation
Asset price on valuation date	$0.76	$1.01
Exercise price	$1.80	$1.80
Estimated years to exercise	0.87	1.5
Expected volatility factor	64%	93%
Risk free rate	0.17%	0.19%

Common Stock

During the six months ended March 31, 2012, we issued a total of 7,621,557 shares of our common stock comprised of 7,032,583 shares paid as part of the consideration of Golden Trust and Lingshi Magnesium acquisition, 68,200 shares to members of our board of directors as compensation, 251,212 shares to consultants for services, and 269,562 shares to employees as compensation.

During the six months ended March 31, 2012 and 2011, stock-based compensation expense amounted to $412,668 and $368,248, respectively. During the six months ended March 31, 2012 and 2011, the fair value of securities paid for consulting services was $484,660 (including $281,688 of our available for sale marketable securities from Linkwell Corporation) and $314,815, respectively.

Common Stock Purchase Warrants

A summary of the status of our outstanding common stock purchase warrants granted as of March 31, 2012 and changes during the period was as follows:

	Shares underlying warrants	Exercise price
Outstanding and exercisable at September 30, 2011	4,229,130
Expired	(50,000)	$2.50
Outstanding and exercisable at March 31, 2012	4,179,130

 The following information applies to all warrants outstanding and exercisable at March 31, 2012:

Number of Warrants outstanding and exercisable	Exercise Price	Remaining contractual life (Years)
143,750	$1.80	0.87
777,778	$2.00	4.26
1,351,352	$2.31	2.71
1,906,250	$8.00	0.87
4,179,130

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012

NOTE 15 – NONCONTROLLING INTERESTS

As of March 31, 2012 and September 30, 2011, our consolidated balance sheets reflected total non-controlling interest of $19,263,701 and $15,718,281, respectively, which represent the equity portion of our subsidiaries held by noncontrolling interests shareholders in two of our segments, as follows:

Segment	March 31, 2012	September 30, 2011
	(unaudited)
Magnesium Segment	$15,424,803	$12,002,000
Basic Materials Segment	3,838,898	3,716,281
Total	$19,263,701	$15,718,281

NOTE 16 - SEGMENT INFORMATION

Revenues by segment for the three and six months ended March 31, 2012 and 2011 were as follows (unaudited):

	For three months ended March 31,		For six months ended March 31,
	2012	2011	2012	2011
Magnesium (1)	$25,870,727	$24,262,795	$43,848,287	$45,551,557
Basic Materials	10,456,974	16,410,887	24,224,885	35,592,847
Consulting	5,614,202	1,594,331	10,780,629	6,893,211
Total revenue	$41,941,903	$42,268,013	$78,853,801	$88,037,615

(1) We had revenue from related parties of $570,999 and $1,604,543 during the six months ended March 31, 2012 and 2011, respectively. We had revenue from related parties of $23,568 and $1,597,830 during three months ended March 31, 2012 and 2011, respectively.

Net income (loss) to CD International by segment for the three and six months ended March 31, 2012 and 2011 follows (unaudited):

	For three months ended March 31,		For six months ended March 31,
	2012	2011	2012	2011
Magnesium	$(353,365)	$(435,145)	$(1,000,054)	$(741,902)
Basic Materials	(172,718)	259,452	(494,693)	227,851
Consulting	2,535,670	182,068	6,635,042	3,986,262
Total net income	$2,009,587	$6,375	$5,140,295	$3,472,211

Total assets by segment as of March 31, 2012 and September 30, 2011 follows:

	March 31, 2012	September 30, 2011
	(unaudited)
Magnesium	$103,675,627	$65,321,257
Basic Materials	26,181,067	31,286,610
Consulting	30,719,740	19,727,352
Total assets	$160,576,434	$116,335,219

Geographic Information

Revenues for the three and six months ended March 31, 2012 and 2011, classified by the major geographic areas in which our customers are located follows (unaudited):

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012

	For three months ended March 31,		For six months ended March 31,
	2012	2011	2012	2011
People's Republic of China	$18,481,368	$26,206,175	$38,608,750	$50,591,073
Other Asian countries	3,458,472	2,281,578	7,544,350	3,334,421
Australia	2,506,820	2,558,309	4,457,149	7,696,883
Europe	3,818,306	1,506,996	4,827,085	3,572,610
North America	9,690,836	7,996,230	18,117,350	20,767,756
South America	3,986,101	1,718,725	5,299,117	2,074,872
Total Revenues	$41,941,903	$42,268,013	$78,853,801	$88,037,615

Total of long-term assets as of March 31, 2012 and September 30, 2011, classified by the major geographic areas, follows:

	March 31, 2012	September 30, 2011
	(unaudited)
People's Republic of China	$67,390,723	$39,219,251
South America	26,959	34,166
United States of America	155,646	94,654
Total	$67,573,328	$39,348,071

NOTE 17 – INCOME TAXES

Our income (loss) in the U.S. is subject to applicable Federal, State, and Local tax statutes.  Our income (loss) in China is subject to taxation in the PRC concerning Foreign Investment Enterprises and local income tax laws (the “PRC Income Tax Laws). Pursuant to the PRC Income Tax Laws, unless special tax incentives are granted, all enterprises in China are subject to taxation at a statutory rate of 25%. Our income (loss) in Brunei is exempt from Brunei Darussalam income tax.

The components of income (loss) for the six months ended March 31, 2012 and 2011 before income tax consisted of the following:

Description	March 31, 2012	March 31, 2011

U.S. Operations	$6,206,676	$1,878,141
China Operations	(1,659,368)	(1,177,010)
Brunei Operations	1,779,650	2,516,610
Total income before income taxes	$6,326,958	$3,217,741

The income tax expense for the six months ended March 31, 2012 and 2011 follows:

Description	March 31, 2012	March 31, 2011

Current:
Federal	$1,475,000	35,000
State	150,000	-
Chinese Operations	(1,691)	32,641
Total income tax expense	1,623,309	67,641
Deferred:
Federal	-	-
State	-	-

Provision for income tax expense	$1,623,309	$67,641

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012

The table below summarizes the reconciliation of our income tax expense computed at the federal statutory rate and the actual tax provision (effective income tax rate) for the six months ended March 31, 2012 and 2011, as follows:

Description	2012	2011

Income tax expense (benefit) provision at Federal statutory rate	35.0%	35.0%
State income tax expense (benefit), net of Federal income tax expense (benefit)	3.6	3.6
Effect of reduced foreign income tax rates	(0.7)	(16.1)
Reduction of net operating loss carry forward	(12.2)	(20.4)

Effective income tax rate	$25.7%	2.1%

We have recorded a current Federal and State tax provision for an expected tax liability for the six months ended March 31, 2012. We have recorded a current Chinese tax benefit for Chinese income tax accrued for the six months ended March 31, 2012.

The significant components of the Company’s net deferred tax assets and liabilities consisted of federal net operating loss carryforwards. As of March 31, 2012 and 2011 these were $0 and $1,383,000, respectively. U.S. GAAP requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management has determined that a full valuation allowance of approximately $0 and $1,383,000 against its net deferred taxes is necessary as of March 31, 2012 and 2011, respectively. Therefore, the Company’s net deferred tax asset is zero at March 31, 2012 and 2011, respectively.

At March 31, 2012 and 2011, the Company had approximately $0 and $3,952,000 of U.S. net operating loss carryforwards remaining, which will expire beginning in 2029. The IRS is currently auditing our consolidated income tax return for 2008. We expect the audit to be completed in 2012. Based on our discussions with the U.S. International Revenue Service (IRS), we anticipate a reduction of our net operating loss carryforward of approximately $4.5 million and we have reflected this reduction to our 2011 carryforward amount.

NOTE 18 - COMMITMENTS AND CONTINGENCIES

Contingencies

On April 12, 2011, Sunskar Ltd. (“Sunskar”) filed a petition to compel us to Arbitration in the U.S. District Court for the Southern District of New York (Case No. 11CV2499) (the “New York District Court Litigation”). The petition alleges that CD Industries breached an agreement for the charter of a vessel owned by Sunskar. The petition seeks an order of the Court appointing an arbitrator on our behalf and directing us to proceed to arbitration as provided for in accordance with the Federal Arbitration Act, 9 U.S.C. §1, et seq. and New York Convention, 9 U.S.C. §201, et. seq. In addition, Sunskar claims damages in excess of $1,000,000 as a result of our alleged breach of the agreement. On July 8, 2011, Sunskar filed an amended petition for order compelling arbitration to add our wholly owned subsidiary CDII Trading, Inc. (“CDII Trading”) as a party.  On November 3, 2011, the Court issued an order granting Sunskar’s petition to compel arbitration against CDII Trading, denied the petition to compel arbitration against CD Industries and stayed the federal court action pending completion of the arbitration. On December 5, 2011, we received confirmation that a three member arbitration panel (the “Panel”) under the Maritime Arbitration Rules had been appointed in New York.

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

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012

On March 8, 2012, CDII Trading and Alex Friedberg filed a complaint in the Circuit Court of the 17th Judicial District in and for Broward County, Florida (Case No. CACE12006711) against David Christian Wold, Sunskar and Skaarup Shipping Corporation alleging that they made fraudulent misrepresentations to CDII Trading and Friedberg and that Wold made negligent misrepresentation to CDII Trading and Friedberg in regards to the charter of a vessel owned by Sunskar.  On March 28, 2012 this case was removed to the U.S. District Court for the Southern District of Florida (Case No. 12-60547-CIV-DIMITROULEAS/SNOW).  The defendants in this case have filed a motion to dismiss or to compel arbitration and stay the action or, alternatively, for transfer of venue to the New York District Court Litigation.

On March 9, 2012, CDII Trading filed a voluntary petition in the United States Bankruptcy Court in the Southern District of Florida for relief under Chapter 11 of title 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the case In re CDII Trading, Inc., Case No. 12-15810 JKO (the “Bankruptcy Filing”).  CDII Trading’s filing of its voluntary petition operated as a stay of the continuation of the Arbitration Claim and the New York District Court Litigation.  On April 11, 2012 the Chapter 11 bankruptcy case was converted to a case under Chapter 7 of the Bankruptcy Code. Neither our company nor any of our other subsidiaries (collectively, the “Non-Filing Entities”) were part of the Bankruptcy Filing.

 As of March 31, 2011, we have accrued for this legal contingency based on the probabilities of a potential outcome. However, we cannot predict the ultimate outcome of these legal proceedings. In the event that the bankruptcy court ultimately awards Sunskar the full claimed amount, that claim, along with bankruptcy administrative fees and costs, may have an adverse effect on our financial and liquidity position in future periods.

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

OVERVIEW OF OUR OPERATIONS AND PERFORMANCE
Our Business

We are a U.S. company that manages a portfolio of entities in China and the Americas. We also provide business and financial consulting services to public and private American and Chinese businesses. We operate in three identifiable segments: Magnesium, Basic Materials, and Consulting.

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

Our Basic Materials segment engages in the sale and distribution of basic resources within China and the global purchase and sale of industrial commodities which includes mineral ores and non-ferrous metals. In this segment we sell and distribute a variety of products in China including industrial grade synthetic chemicals, steel products and nonferrous metals. Additionally, within this segment we hold the rights to mining properties and are considering the partial or full sale of our interest in this business.

Our Consulting segment provides services to public and private American and Chinese entities seeking access to the U.S. and Chinese capital markets. These services include general business consulting, Chinese regulatory advice, translation services, formation of entities in the PRC, coordination of professional resources, mergers and acquisitions, strategic alliances and partnerships, advice on effective means of accessing U.S. capital markets, coordination of Sarbanes-Oxley compliance, and corporate asset evaluations.

Recent Acquisitions and Corporate Name Change

On February 29, 2012 a special meeting of shareholders approved the issuance of our common stock, CD International completed the acquisition of 100% of Golden Trust and 80% of Lingshi Magnesium for an aggregate purchase price of $26.7 million paid by a combination of $6.5 million in cash or assignment of intercompany loans, $15.5 million in shares of our common stock, and $4.7 million by way of transferring our interest in our Excel Rise subsidiary.

Golden Trust and Lingshi Magnesium are both engaged in the production of pure magnesium ingots. We have added approximately 20,000 metric tons of annual production capacity from Golden Trust and approximately 12,000 metric tons of annual production capacity from Lingshi Magnesium, bringing our total magnesium production capacity to approximately 90,000 metric tons. We believe we are now one of the largest magnesium producers in the world. In conjunction with the acquisition of Golden Trust and Lingshi Magnesium, we also entered into a Management Agreement with Yuwei Huang and Kong Tung, members of our Board of Directors, to consolidate and manage the business operations for all of our magnesium production facilities.

In addition, our shareholders approved an amendment to our articles of incorporation to change our corporate name from China Direct Industries, Inc. to CD International Enterprises, Inc.

RESULTS of OPERATIONS

        Revenues

Revenues in the second quarter of fiscal 2012 decreased slightly by 0.8%,  as compared to the same period in fiscal 2011, despite robust increases in revenues of 6.6%, within our Magnesium segment, and 252% within our Consulting segment, primarily due to a decrease in revenues of 36.3% within our Basic Materials segment. For the first six months of fiscal 2012, our revenues decreased 10.4%, as compared to the same period in fiscal 2011, as a result of a decrease in revenues of 31.9%, within our Basic Materials segment and 3.7% within our Magnesium segment which was partially offset by increases in revenues of 56.4% within our Consulting segment.

        Revenues by Segment

Our Magnesium segment sold and distributed approximately 9,329 metric tons of magnesium, including 278 metric tons of magnesium powder, generating revenues of $25.9 million for the second quarter of fiscal 2012, as compared to 9,194 metric tons, including 748 metric tons of magnesium powder, on revenues of $24.3 million in the same period of fiscal 2011. The average selling price of our magnesium in the second quarter of fiscal 2012 increased by 5.1% while volume increased slightly by 1.5%, resulting in higher revenues for the quarter. During the quarter we continued to build inventory and reduced trading activity in anticipation of a strengthening in demand and prices for magnesium in 2012. For the first six months of fiscal 2012, our Magnesium segment sold and distributed approximately 15,674 metric tons of magnesium, generating revenues of $43.8 million, as compared to 18,522 metric tons on revenues of $45.6 million in the same period of fiscal 2011. The average selling price of our magnesium for the first six months of fiscal 2012 increased by 13.8% while volume decreased by 15.4%, resulting in a decreased of 3.7% in sales revenues.

Our Basic Materials segment generated revenues of $10.5 million in the second quarter of fiscal 2012 and $24.2 million for the first six months of fiscal 2012, as compared to $16.4 million and $35.6 million, respectively, for the same periods in fiscal 2011. The decrease in revenues of $6.0 million and $11.4 million for the second quarter and first six months of fiscal 2012, respectively, were primarily due to lower sales volumes from our construction steel related products due to reduced demand caused by slower construction expansion and tightened credit conditions in China impacting our customers' ability to obtain financing to purchase our products.

Our Consulting segment generated revenues of $5.6 million, for a $4.0 million increase in the second quarter of fiscal 2012, as compared to $1.6 million in the same period of fiscal 2011, primarily due to transactional fees related to the addition of a new consulting client. For the first six months of fiscal 2012, our consulting revenues increased by 56.4%, to $10.8 million, as compared to the same period in fiscal 2011, primarily due to the addition of two new clients. Consulting revenue varies depending on the timing and nature of services we provide to a particular client.

       Gross Profit

Our gross profit in the second quarter of fiscal 2012 amounted to $6.6 million, an increase of $3.3 million, or 103%, as compared to the same period in fiscal 2011. For the first six months of fiscal 2012 our gross profit amounted to $12.2 million, an increase of $2.4 million, or 24.6%, as compared to same period in fiscal 2011. Our gross profit margin increased to 15.6% in the second quarter of fiscal 2012 and to15.4% for the first six months of fiscal 2012, as compared to 7.6% and 11.1%, respectively, for the same periods in fiscal 2011. The increases in gross profit were primarily due to decreases of approximately 9.4% and 14.8% for the second quarter and first six months of fiscal 2012, respectively, in our cost of revenues, including lower depreciation expense in the magnesium segment due to a change in accounting methods from the straight line to the units of production method of depreciation. Gross margin was lower for our Magnesium segment primarily due to higher production costs in raw materials and labor.

The gross profit and margins for our Basic Materials segment was negatively impacted during both the second quarter and first six months of fiscal 2012 by lower sales revenues from our CDI Beijing subsidiary that sells and distributes steel related products, including reinforcing steel bars and other industrial related commodities, primarily due to tightened credit conditions in China impacting our customers' ability to obtain financing to purchase our products.

Our gross margins for the Consulting segment for the second quarter of fiscal 2012 decreased slightly to 95.6% from 97.7% for the same period in 2011, primarily due to higher transactional costs for the quarter included in cost of revenues. For the six months of fiscal 2012, our gross margin improved to 96.6% from 94.3% for the same period in fiscal 2011, primarily due higher consulting revenues and a slight decrease in transactional costs over the six month period.

        Total Operating Expenses

Total operating expenses, net of other operating income, decreased by $0.4 million, or 12.6%, in the second quarter of fiscal 2012, as compared to the same period in fiscal 2011. For the first six months of fiscal 2012, our operating expenses, net, decreased by 3.2% to $6.2 million, as compared to the same period in fiscal 2011. The decreases in both of these periods were primarily due to lower selling expenses in Basic Materials and Magnesium segments. During the first six months of fiscal 2011, we collected approximately $0.4 million from a customer for manufacture processing fees we previously discharged as a bad debt within our Magnesium segment and recognized it as other operating income with no comparable other operating income for the second quarter and first six months of fiscal 2012.

        Income Taxes

Federal income taxes for the second quarter and six months ended March 31, 2012 amounted to $1.6 million based on an effective tax rate of 25.7%, as compared to less than $68,000, or an effective tax rate of 2.1%, for the same period in fiscal 2011 primarily due to increase in earnings from U.S. operations in the Consulting segment.

        Net income

Net income in the second quarter of fiscal 2012 amounted to $2.0 million as compared to a net loss of $0.3 million for the same period in fiscal 2011, primarily due to an increase of $3.6 million in gross profit and consolidated operating income, offset by income taxes of $1.6 million. Net income for the first six months of fiscal 2012 amounted to $4.7 million, as compared to $3.2 million for the same period in fiscal 2011, primarily due to an increase of $2.6 million in gross profit and consolidated operating income, $0.5 million increase in other income, offset by income taxes of $1.6 million.

Our Outlook

A significant portion of our business and operations are in China and, accordingly, its national economy plays a significant role in our results of operations. China’s gross domestic product growth rate slowed to approximately 8.1% during first calendar quarter of 2012 as compared to the same period in 2011, the lowest rate since the second calendar quarter of 2009 as the European debt crisis and weaker demand has put the global economic recovery in jeopardy and pushed China’s export-driven manufacturing activities to its lowest levels in the past three years. Furthermore, China’s housing market and particularly its real estate construction market experienced a significant correction due to a tighter regulatory environment, bank lending curbs, and slower demand during the fiscal period. In response to this slowdown, China’s Central Bank cut the nation’s commercial banks’ reserve requirement ratio by 0.5 percentage point, the first such cut since December 2008, in order to provide additional liquidity for commercial lending. This represents a significant shift in China’s economic policy signaling that China has put economic growth at the top of its agenda, rather than concerns about inflation.

During the second quarter of fiscal 2012, the overall economic environment continued to improve, but our Basic Materials segment continued to struggle with slower customer demand due to tightened credit conditions in China impacting customer financing needs to purchase our products as well as domestic competitors in the magnesium industry liquidating inventories to raise cash balances prior to calendar 2011 year end. We still face a number of challenges in continuing the growth of our business, which is primarily tied to the overall health of the global economy. During the remaining quarters of fiscal 2012, we also intend to realign our investments, and streamline our operations in China, in our Basic Materials segment, as we shift our business and strategic focus in this segment to the expansion of our industrial commodities sourcing and distribution business in the Americas.

Two additional events during the balance of fiscal 2012 have the ability to adversely impact our overall business and operations. The Nasdaq Stock Market has notified us of its intent to delist our common stock. We have appealed this decision and a hearing is set for June 14, 2012 which has stayed the delisting pending the hearing. We are unable at this time to speculate as to the outcome of the hearing. If we are not successful, our common stock is subject to immediate delisting and will thereafter be quoted in the over-the-counter market. This occurrence will make our ability to raise capital in future periods much more difficult and will adversely impact our shareholders’ liquidity in our common stock. The second event is the pending bankruptcy of our CDII Trading subsidiary which is described in greater detail later in this section. We are unable at this time to quantify the ultimate financial impact on our company of this bankruptcy.

        Magnesium segment.

According to the International Magnesium Association (IMA), an industry trade group, from January 2011 to December of 2011 China’s domestic magnesium exports totaled approximately 400,000 metric tons, up 4.2%, as compared to the same period in 2010. Our average magnesium sales price over the second quarter of fiscal 2012 was approximately $2,773 per metric ton compared to an average magnesium sales price of approximately $2,639 for the second quarter of fiscal 2011. Magnesium prices incrementally improved over the course of fiscal 2011 reflecting an improved worldwide demand pattern, characterized by a gradual increase in prices driven by an increased demand from the global aerospace, automotive and consumer electronics sectors. This was followed by a softening in overall demand beginning in October 2011, which has continued through the second quarter of fiscal 2012, mostly due to renewed concerns over the European debt crisis, tightening credit availability in China forcing domestic competitors to liquidate inventory to raise cash balances and a general slowdown in China manufacturing activities. As a result, we decreased our sales activities and built inventory in the quarter in anticipation of an improvement in demand in the second half of calendar 2012. During the second quarter of fiscal 2012, we also completed pending acquisitions which added to our magnesium production capacity internally to a total production capacity of 32,000 metric tons per year.

On February 29, 2012 we closed on the acquisition of 100% ownership interest in Golden Trust and an 80% ownership interest in Lingshi Xinghai Magnesium for an aggregate of $26.7 million in a combination of cash, our common stock and other assets. Magnesium operate magnesium production facilities and we believe that the acquisition of these production facilities will position us to become one of the largest magnesium producers in China with annual production capacity of 82,000 metric tons of magnesium and 10,000 tons of magnesium powder. In addition, we anticipate the acquisitions will provide synergistic benefits through coordinated sales and administrative functions and accretive earnings.

During the second quarter of 2012, we changed our depreciation method in the magnesium segment from straight-line to units of production to better reflect the allocation of costs to the production cycle given the production capacity available and capital investment committed to this segment. Our gross profit margins in the magnesium segment will better reflect the economics of our production cycle, and our depreciation expense will be allocated to actual units produced and production costs generated by this segment.

Based on the current trends and quoting activities, and indications from the economic activities worldwide, we believe that magnesium demand and prices will begin to increase progressively in the second half of calendar 2012 and into 2013. Further, we believe that the long term industry trends for magnesium are favorable and will allow us to rapidly ramp up our production to capitalize on expected growth. We intend to continue with our strategic plan to further streamline and consolidate our own production capacity.

        Basic Materials Segment.

During both the second quarter and first six months of fiscal 2012, we experienced much lower demand than over the same periods in fiscal 2011 primarily due to tightened credit conditions in China impacting our customers' ability to obtain financing to purchase our products. Furthermore, the overall domestic market for our products continued to soften in the second quarter of fiscal 2012, resulting in a weaker business environment in both our specialty chemicals and construction steel related sales. For the second quarter of fiscal 2012, revenues from our specialty chemical sales and gross margins remained relatively flat compared to the same period in fiscal 2011. As a result of the continued softness in the domestic market in China for our specialty chemicals and steel related products, we are currently evaluating the realignment of our capital in these businesses toward our iron ore sourcing and distributions business in the Americas in order to maximize our revenues and cash flow in this segment over the remaining quarters of fiscal 2012 and in future years.

        Starting in the last quarter of fiscal 2011, we experienced delays in completing a shipment out of Mexico due to a longer than expected timeframe to receive environmental permits needed to process the iron ore to meet our customer’s specifications and necessary export approvals. During the second quarter of fiscal 2012, we applied for and received the required environmental permits to process iron ore, however, we are still waiting for the approval to export. We are also exploring opportunities for domestic sales. Our operations in Chile experienced shipping delays due to a longer than expected time frame to receive port authority approval to export the iron ore. During the quarter we also worked to establish new relationships with suppliers/exporters. One of our suppliers/exporters received port authority approval for shipment during this quarter and we expect to begin revenue generation in the second quarter of calendar 2012. In Bolivia, we established new relationships with a supplier and are working with an engineering specialist to further strengthen our sourcing capabilities

        Consulting Segment.

We believe that demand for services offered by companies such as our will remain strong in fiscal 2012. In September of 2011, we launched a marketing initiative for our new One-Stop China Value™  program in an effort to capitalize on the current environment. This program is designed to implement a broad range of strategies to enhance and maximize shareholder value for China-based U.S. public companies. Other marketing plans include sponsoring trade symposiums, investment forums, and forming strategic alliances with industry and trade associations.

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

Summary of Selected Consolidated Financial Information

	Three Months Ended March 31,
	2012		2011
(Dollars in thousands)	Amount	% of Revenues	Amount	% of Revenues	% Increase (Decrease)
Magnesium segment	$25,871	62%	$24,263	57%	7%
Basic Materials segment	10,457	25%	16,411	39%	(36%)
Consulting segment	5,614	13%	1,594	4%	252%
Consolidated Revenues	$41,942	100%	$42,268	100%	(1%)
Cost of revenues	35,387	84%	39,043	92%	(9%)
Gross profit	6,555	16%	3,225	8%	103%

Total operating expenses	2,735	7%	3,129	7%	(13%)
Total operating income	$3,820	9%	$96	1%

	Six Months Ended March 31,
	2012		2011
(Dollars in thousands)	Amount	% of Revenues	Amount	% of Revenues	% Increase (Decrease)
Magnesium segment	$43,848	56%	$45,552	52%	(4%)
Basic Materials segment	24,225	31%	35,593	40%	(32%)
Consulting segment	10,781	13%	6,893	8%	56%
Consolidated Revenues	$78,854	100%	$88,038	100%	(10%)
Cost of revenues	66,701	85%	78,282	89%	(15%)
Gross profit	12,153	15%	9,756	11%	25%
Other operating income	-	-	-	-	-
Total operating expenses	6,156	8%	6,357	7%	(3%)
Total operating income	$5,997	8%	$3,399	4%	76%

Analysis of Operating Results by Segment

A summary of our comparative operating results by segment for three months and six months ended March 31 2012 and 2011, follows:

Magnesium Segment	Three months ended March 31,		Increase (Decrease)
(Dollars in thousands)	2012	2011

Total revenues	$25,871	$24,263	$1,608
Cost of revenues	25,191	23,253	1,938
Gross profit	680	1,010	(330)
Total operating expenses	826	1,030	(204)
Operating income (loss)	$(146)	$(20)	$(126)

Magnesium Segment	Six months ended March 31,		Increase (Decrease)
(Dollars in thousands)	2012	2011

Total revenues	$43,848	$45,552	$(1,704)
Cost of revenues	43,026	44,519	(1,493)
Gross profit	822	1,033	(211)
Total operating expenses	1,839	2,051	(212)
Operating income (loss)	$(1,017)	$(1018)	$1

Basic Materials Segment	Three months ended March 31,		Increase (Decrease)
(Dollars in thousands)	2012	2011

Total revenues	$10,457	$16,411	$(5,954)
Cost of revenues	9,919	15,336	(5,417)
Gross profit	538	1,075	(537)
Total operating expenses	467	758	(291)
Operating income	$71	$317	$(246)

Basic Materials Segment	Six months ended March 31,		Increase (Decrease)
(Dollars in thousands)	2012	2011

Total revenues	$24,225	$35,593	$(11,368)
Cost of revenues	23,309	33,372	(10,063)
Gross profit	916	2,221	(1,305)
Total operating expenses	1,157	1,681	(524)
Operating income (loss)	$(241)	$540	$(781)

Consulting Segment	Three months ended March 31,		Increase (Decrease)
(Dollars in thousands)	2012	2011

Total revenues	$5,614	$1,594	$4,020
Cost of revenues	277	36	241
Gross profit	5,337	1,558	3,779
Total operating expenses	1,442	1,341	101
Operating income	$3,895	$217	$3,678

Consulting Segment	Six months ended March 31,		Increase (Decrease)
(Dollars in thousands)	2012	2011

Total revenues	$10,781	$6,893	$3,888
Cost of revenues	366	391	(25)
Gross profit	10,415	6,502	3,913
Total operating expenses	3,159	2,625	534
Operating income	$7,256	$3,877	$3,379

Magnesium Segment

Revenues. Magnesium segment revenues for the second quarter of fiscal 2012 amounted to $25.9 million, including related party revenues, an increase of $1.6 million, or 7.0%, as compared to the same period in fiscal 2011, primarily due to an increase in price of 5.1% and slight increase in sales volume of 1.5%, as previously discussed. For the first six months of fiscal 2012 our magnesium revenues decreased by $1.7 million to $43.8 million, primarily due to a decrease of 15.4% in sales volume during the first three months of fiscal 2012.

Gross Profit. Gross profit in the second quarter of fiscal 2012 amounted to $0.7 million, a decrease of $0.3 million, with a gross profit margin of 2.6%, as compared to 4.2% for same period in fiscal 2011. The decrease in gross profit for the second quarter of fiscal 2012 was primarily due to a 7.0% increase in sales revenue offset by a cost of revenue increase of 8.3%, including lower depreciation expense from a change to units of production method to better reflect allocation of costs in the production cycle, as compared to the same period in fiscal 2011. Gross profit for the first six months of fiscal 2012 decreased to $0.8 million, or 20.4%, while gross profit margin was 1.9%, as compared to 2.3% for the same period in fiscal 2011, primarily due to lower sales revenues, as previously discussed.

Operating Expenses. Operating expenses in the second quarter of fiscal 2012 decreased by $0.2million, or 19.8%, as compared to the same period in fiscal 2011 primarily due lower selling, general and administrative expenses. For the first six months of fiscal 2012, our operating expenses decreased by $0.2 million, or 10.3%, as compared to the same period in fiscal 2011primarily due to lower selling, general and administrative expenses.

Basic Materials segment

Revenues. Basic Materials segment revenues for the second quarter of fiscal 2012 amounted to $10.5 million, a decrease of $6.0 million, or 36.3%, as compared to the same period in fiscal 2011, primarily due to a decrease of $4.0 million in our construction related steel sales, as previously discussed. For the first six months of fiscal 2012, our basic materials revenues decreased to $24.2 million, or 31.9%, primarily due to a decrease of $9.2 million in revenues from our steel related products business, as previously discussed.

Gross Profit. Gross profit for the second quarter of fiscal 2012 amounted to $0.5 million, a decrease of $0.5 million, or 50.0% while our gross margin decreased to 5.2% as compared to 6.6% for the same period in fiscal 2011. The decrease in gross profit was primarily due to a decrease of $5.9 million in revenues, offset by a reduction of cost of revenues of $5.4million primarily due to tightened credit conditions in China impacting our customers' ability to obtain financing to purchase our products as previously discussed. Gross profit for the first six months of fiscal 2012 decreased to $0.9 million, or58.7%, while gross margin decreased to 3.8% as compared to 6.2% for the same period in fiscal 2011 primarily due to a decrease of $11.4 million in sales revenues, as previously discussed.

Operating Expenses. Operating expenses for the second quarter of fiscal 2012 amounted to $0.5 million, a decrease of $0.3 million, or 38.3%, as compared to the same period in fiscal 2011, primarily due to lower selling and general and administrative expenses. For the first six months of fiscal 2012, our operating expenses decreased to $1.2 million, or 31.1%, primarily due to lower selling expenses.

Consulting segment

Revenues. Consulting segment revenues for the second quarter of fiscal 2012 amounted to $5.6 million, an increase of $4.0 million, as compared to the same period in fiscal 2011, primarily due to transactional fees related to the addition of a new consulting client. Consulting revenues for the first six months of fiscal 2012 increased by $3.9 million, or 56.4%, primarily due to fees associated with two new consulting clients. Our revenues primarily consist of consulting and advisory service fees we received from certain publicly traded U.S. companies with their primary business operations located in the PRC, and we receive a fixed number of shares of their marketable securities or fees from those client companies, including both recurring and one-time transaction fees for services we provide to clients.

Gross Profit. Gross profit for the second quarter of fiscal 2012 amounted to $5.3 million, or an increase of $3.8 million, as compared to the same period in fiscal 2011, primarily due to an increase in service revenues. In the second quarter of fiscal 2012, gross margin was 95.1%, for a slight decrease of 3.0 percentage points, primarily due to an increase in transactional costs associated with recurring consulting services. Gross profit for the first six months of fiscal 2012 increased to $10.4 million, or 60.2% increase, while gross margin was 96.6%, for an increase of 2.3 percentage points over the same period in fiscal 2011.

Operating Expenses. Operating expenses for the second quarter of fiscal 2012 amounted to $1.4 million, an increase of $0.1 million, or 7.5%, as compared to the same period in fiscal 2011, primarily due to travel related and general and administrative expenses incurred in serving our client base for both our U.S. headquarters and China-based operations, and executive management. For the first six months of fiscal 2012 our operating expenses increased to $3.2 million, or 20.3%, primarily due to higher general and administrative expenses, including additional consulting staff, incurred in serving our client base.

Comparative EBITDA by Segment

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

RECONCILIATION OF NET INCOME FROM OPERATIONS TO EBITDA
(Unaudited)

	Three Months Ended March 31,
(Dollars in thousands)	2012	2011	Increase (Decrease)	% change
Net income (loss) from operations	$3,562	$(272)	$3,834	n/m
Interest expense ( income), net	(21)	59	(80)	(135%)
Income tax benefit	31	141	(110)	(78%)
Depreciation	428	881	(453)	(51%)
Amortization	130	19	111	n/m

EBITDA from operations	$4,130	$828	$3,302	n/m

By Segment:

Magnesium	$43	$342	$(299)	(87%)
Basic Materials	(106)	268	(374)	(140%)
Consulting	4,193	218	3,975	n/m
EBITDA from operations	$4,130	$828	$3,302	n/m

n/m= not meaningful

	Six Months Ended March 31,
(Dollars in thousands)	2012	2011	Increase (Decrease)	% change
Net income from operations	$6,304	$3,150	$3,154	100%
Interest expense ( income), net	(80)	67	(147)	n/m
Income tax benefit	23	68	(45)	(66%)
Depreciation	1,387	1,865	(478)	(26%)
Amortization	157	46	111	n/m

EBITDA from operations	$7,791	$5,195	$2,595	50%

By Segment:

Magnesium	$82	$658	$(576)	(88%)
Basic Materials	(448)	478	(926)	n/m
Consulting	8,157	4,059	4,098	101%
EBITDA from operations	$7,791	$5,195	$2,596	50%

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. As of March 31, 2012 our working capital totaled $34.1 million, for a decrease of $10.6 million, as compared to $44.8 million as of September 30, 2011. We rely upon cash generated from our operations, advances from related parties and capital raised through equity sales to fund our operations.

Our cash balance as of March 31, 2012 amounted to $12.5 million, a decrease of $0.1 million, as compared to September 30, 2011. During the first six months of fiscal 2012, we had cash outflow of $1.1 million used in operating activities and $1.1 million for capital expenditures in investing activities, offset by cash inflows of $2.0 million from cash acquired in acquisitions, $0.2 million from capital contribution from non-controlling interest owners, $0.1 million released from restricted cash, and $0.6 million from net cash proceeds on sale of marketable securities available-for-sale, offset by $0.3 million in payments of loans payable, before considering a $0.3 million unfavorable effect of exchange rate on cash.

On March 9, 2012, our commodity trading subsidiary, CDII Trading filed for voluntary bankruptcy protection under Chapter 11in the United States Bankruptcy Court for the Southern District of Florida. On April 11, 2012, the Bankruptcy Judge issued an order converting the case under Chapter 11 to a case under Chapter 7 which would require liquidation of this subsidiary. For the second quarter of fiscal 2012, CDII Trading had a net operating loss of $0.2 million which was included in our consolidated statement of operations. We do not expect this bankruptcy filing to have a material impact on our consolidated financial position and operations since this subsidiary has assets of approximately $1.1 million, and liabilities of $1.9 million with accumulated deficit of $0.8 million as of March 31, 2012. CDII Trading's assets are comprised primarily of prepayments to suppliers of iron ore minerals, and it uses loans from other affiliates to fund these prepayments and its operations for the iron ore minerals. However, due to the legal uncertainties surrounding this bankruptcy case and counter claims filed at this time, we cannot predict with any degree of certainty the legal outcome and cannot estimate the ultimate liquidity impact of this bankruptcy on our financial position -See Note18.

We may need to raise additional working capital to fund expected growth in our Magnesium segment and our industrial commodities business. While we do not anticipate any difficulties in raising the additional capital as needed, we do not presently have any firm commitment from any third parties and it is possible that we may not be able to raise the capital on terms acceptable to us. As previously discussed, delisting of our common stock from trading by NASDAQ would cause significant material adverse consequences, including adversely affect the market liquidity of our common stock and our ability to obtain financing for the growth of our business. In that event, our ability to grow may be severely limited until the capital markets are more readily accessible.

We maintain cash and cash equivalents in the United States and China. At March 31, 2012 and September 30, 2011, bank deposits by geographic area, were as follows (dollars in thousands):

Country	March 31, 2012		September 30, 2011
United States	$1,510	12.1%	$3,909	31.1%
China	10,970	87.9%	8,654	68.9%
Total cash and cash equivalents	$12,480	100.0%	$12,563	100.0%

As of March 31, 2012, a substantial portion of our cash balance, 87.9%, was in the form of RMB held in bank accounts at financial institutions located in the PRC. Cash held in banks in the PRC is not insured. The value of cash on deposit in China of $11.0 million at March 31, 2012 has been converted based on the exchange rate as of March 31, 2012.

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

Analysis of Cash Flows

In the first six months of fiscal 2012, our net decrease in cash amounted to $0.1million, which was comprised of $1.1 million used in operating activities offset by $1.5million provided by investing activities, less than $41,000 used in financing activities, reduced by $0.3 million from the unfavorable effect of prevailing exchange rate on our cash position.

Cash Used in Operating Activities

Net cash used in operating activities for the first six months of fiscal 2012 amounted to $1.1 million. The decrease was primarily due to an increase of $4.0 million in raw materials inventory for our magnesium segment due to lower shipment and sales of magnesium ingots and powder, excluding inventory acquired in acquisitions, an increase of $3.7 million in prepaid expenses and other assets primarily in our magnesium segment and also for iron ore in South America and Mexico for our Basic Materials segments, and a reconciliation of non-cash revenues of $10.9 million in fair value of equity securities received for consulting services we provided to our clients which was partially offset by $8.9 million in accounts receivable primarily related to our Consulting segment.

Net cash used in operating activities for the first six month of fiscal 2011 totaled $7.6 million, primarily due to an increase of $6.9 million in marketable securities received for services and on changes in fair value of the underlying securities, $4.9 million in accounts receivable, $3.3 million in inventories, $2.6 million in prepaid expenses and other assets, which were partially offset by a decrease of $4.2 million in accounts and other payable – related party, $2.3 million in other payables, and a net income of $3.2 million, including $0.4 million in stock based compensation.

Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities for the first six months of fiscal 2012 amounted to $1.3 million, which was primarily due to $1.8 million in cash acquired from acquisitions of Golden Trust and Lingshi Magnesium, and $0.6 million from sales of marketable securities available-for-sale of $0.6 million within our Consulting segment, offset by $1.1 million in purchases of property and equipment primarily for the Magnesium segment.

Net cash used in investing activities for the first six months of fiscal 2011 amounted to $1.0 million, primarily as the result of an increase of $1.8 million in purchases of plant, property, and equipment, partially offset by $0.8 million in net proceeds from the sale of marketable securities available-for-sale.

Cash (Used In) Provided by Financing Activities

Net cash used in financing activities for the first six months of fiscal 2012 amounted to approximately $41,000 primarily due to $0.3 million in payment of loans offset by a decrease in restricted cash of $0.1 million, coupled with an increase of $0.2 million in capital contribution from non-controlling interest owners.

Net cash provided by financing activities for the first six months of fiscal 2011 totaled $7.0 million, primarily due to a decrease of $4.7 million in restricted cash, an increase of $3.8 million in net proceeds from the issuance of our common stock, an increase of $1.7 million in additional capital contributions from noncontrolling interest owners, partially offset by a decrease of $3.2 million in loans payable due to the early retirement of a loan obligation within our Basic Materials segment.

Series A Preferred Stock and Related Dividends

As of March 31, 2012, 1,006 shares of Series A Preferred remained outstanding. During the first six months of fiscal 2012 we paid dividends of $20,130 in cash.

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

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results when ultimately realized could differ from those estimates. Significant estimates in the second quarter of fiscal 2012 and the same period in 2011 include the allowance for doubtful accounts of accounts receivable, stock-based compensation, and the useful life of property, plant and equipment.

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

All securities (exclusive of preferred stock and common stock purchase warrants) received from our clients as compensation are quoted either on the Over the Counter Bulletin Board or the OTC Markets (formerly known as the Pink Sheets). The securities are typically restricted as to resale. Our policy is to liquidate securities received as compensation when market conditions are favorable for sale. As these securities are often restricted, we are unable to liquidate these securities until the restriction is removed. We recognize revenue for common stock based on the fair value at the time common stock is granted and for common stock purchase warrants based on the Black-Scholes valuation model. Unrealized gains or losses on marketable securities available-for-sale and on marketable securities available-for-sale - related party are recognized as an element of comprehensive income based on changes in the fair value of the security as quoted on an exchange or an inter-dealer quotation system. Once liquidated, a realized gain or loss on the sales of marketable securities available-for-sale and marketable securities available-for-sale - related party is reflected in our net income for the period in which the securities are liquidated.

Comprehensive income

We follow ASC 205, “Presentation of Financial Statements,” and ASC 220, “Reporting Comprehensive Income,” to recognize the elements of comprehensive income. Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive income for the second quarter of fiscal 2012 and 2011 included net income, foreign currency translation adjustments, unrealized gains or losses on available-for-sale marketable securities, net of income taxes, and unrealized gains or losses on available-for-sale marketable securities -related party, net of income taxes.

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

Long-Lived Assets Held for Sale

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, or CEO, and our Chief Financial Officer, CFO, to allow timely decisions regarding required disclosure. Our management believes that our disclosure controls and procedures provide a reasonable level of assurance of achieving their objectives. Our management does not expect, however, that our disclosure controls and procedures will prevent all errors or fraud. A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

Management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2012. Based on that evaluation solely as a result of continuing significant deficiencies in our internal control over financial reporting identified in our 2011 Annual Report on Form 10-K for the fiscal year ended September 30, 2011, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were not effective as of March 31, 2012.

The specific significant deficiencies in our internal control over financial reporting identified by our management at September 30, 2011 were as follows:

•	A lack of a fully integrated corporate-wide financial accounting system,
•	A lack of qualified accounting personnel who have sufficient knowledge in dealing with the complex U.S. GAAP accounting and financial issues in our cross border operations.

A “significant deficiency” is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of a registrant’s financial reporting.  A “material weakness” is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements would not be prevented or detected on a timely basis. We expect the significant deficiencies will be remediated by the end of fiscal 2012. Until such time, however, as these significant deficiencies in our internal control over financial reporting are remediated, we expect to have significant deficiencies in our disclosure controls and procedures.

Changes in Internal Control

There were no changes in our internal control over financial reporting identified in connection with the evaluation of our controls performed during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

On April 12, 2011, Sunskar Ltd. (“Sunskar”) filed a petition to compel us to Arbitration in the U.S. District Court for the Southern District of New York (Case No. 11CV2499) (the “New York District Court Litigation”). The petition alleges that CD Industries breached an agreement for the charter of a vessel owned by Sunskar. The petition seeks an order of the Court appointing an arbitrator on our behalf and directing us to proceed to arbitration as provided for in accordance with the Federal Arbitration Act, 9 U.S.C. §1, et seq. and New York Convention, 9 U.S.C. §201, et. seq. In addition, Sunskar claims damages in excess of $1,000,000 as a result of our alleged breach of the agreement. On July 8, 2011, Sunskar filed an amended petition for order compelling arbitration to add our wholly owned subsidiary CDII Trading as a party.  On November 3, 2011, the Court issued an order granting Sunskar’s petition to compel arbitration against CDII Trading, denied the petition to compel arbitration against CD Industries and stayed the federal court action pending completion of the arbitration. On December 5, 2011, we received confirmation that a three member arbitration panel (the “Panel”) under the Maritime Arbitration Rules had been appointed in New York.

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

On March 8, 2012, CDII Trading and Alex Friedberg filed a complaint in the Circuit Court of the 17th Judicial District in and for Broward County, Florida (Case No. CACE12006711) against David Christian Wold, Sunskar and Skaarup Shipping Corporation alleging that they made fraudulent misrepresentations to CDII Trading and Friedberg and that Wold made negligent misrepresentation to CDII Trading and Friedberg in regards to the charter of a vessel owned by Sunskar. On March 28, 2012 this case was removed to the U.S. District Court for the Southern District of Florida (Case No.12-60547-CIV-DIMITROULEAS/SNOW). The defendants in this case have filed a motion to dismiss or to compel arbitration and stay the action or, alternatively, for transfer of venue to the New York District Court Litigation.

On March 9, 2012, CDII Trading filed a voluntary petition in the United States Bankruptcy Court in the Southern District of Florida for relief under Chapter 11 of title 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the case In re CDII Trading, Inc., Case No. 12-15810 JKO. CDII Trading’s filing of its voluntary petition operated as a stay of the continuation of the Arbitration Claim and the New York District Court Litigation. On April 11, 2012 the Chapter 11 bankruptcy case was converted to a case under Chapter 7 of the Bankruptcy Code. Neither our company nor any of our other subsidiaries (collectively, the “Non-Filing Entities”) were part of the Bankruptcy Filing.

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

Risk factors describing the major risks to our business can be found under Item 1A, “Risk Factors”, in our fiscal 2011 Annual Report on Form 10-K for the year ended September 30, 2011.  Except as provided for below, there has been no material change in our risk factors from those previously discussed in the fiscal 2011 Annual Report on Form 10-K:
Delisting of our common stock from trading by the Nasdaq Stock Market could adversely affect the market liquidity of our common stock and trading price of our company and our ability to obtain financing

As previously disclosed in a Current Report on Form 8-K filed on April 27, 2012, we received a letter from The NASDAQ Stock Market LLC (“Nasdaq”) on April 23, 2012 stating that the staff of Nasdaq (the “Staff”) believes that the continued listing of our securities on Nasdaq is no longer warranted based on public interest concerns and their assertion that manipulative trading activity occurred in our common stock (the “Nasdaq Letter”).

We have requested a hearing before an independent NASDAQ Hearings Panel. NASDAQ has advised us that the hearing will be held on June 14, 2012, and that the delisting action will be stayed and our common stock will continue to be listed on the NASDAQ Global Market pending the issuance of a final decision by the Panel following the hearing. Nasdaq generally advises issuers that the Panel intends to issue its decision in up to 30 calendar days following the hearing date. No assurance can be given that the Panel will grant our request for continued listing.

Also, we previously disclosed in a Current Report on Form 8-K filed on December 14, 2011 the receipt of a letter from Nasdaq informing us that Nasdaq would delist our common stock as a result of our failure to comply with the $1.00 per share minimum bid price requirement set forth in Nasdaq Listing Rule 5450(a)(1) prior to June 11, 2012. As of the date of this Report on Form 8-K, we have not regained compliance with the minimum bid price requirement under Listing Rule 5450(a)(1).

A delisting of our common stock would cause significant material adverse consequences, including adversely affecting the market liquidity of our common stock and our ability to obtain financing for the growth of our operations.

If we are not successful in maintaining the listing of our common stock on Nasdaq, it is likely that our common stock would be quoted in the over the counter market. As a consequence, our share price could be negatively affected and our shareholders would likely find it more difficult to dispose of, or to obtain accurate quotations as to the prices of our common stock. In addition, if our common stock is delisted and it trades at less than $5.00, it would be considered a "penny stock," and trading in our common stock would be subject to the requirements of Rule 15g-9 under the Exchange Act. Under this rule, broker/dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements. The broker/dealer must make an individualized written suitability determination for the purchaser and receive the purchaser's written consent prior to the transaction. SEC regulations also require additional disclosure in connection with any trades involving a "penny stock," including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and its associated risks. These requirements severely limit the liquidity of securities in the secondary market because few broker or dealers are likely to undertake these compliance activities.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On January 10, 2012, we issued 20,000 shares of our common stock valued at $0.82 per share for a total of $16,390 to Bespoke Growth Partners, Inc. for corporate communication services provided during the quarter ended March 31, 2012.

On January 19, 2012, we issued 78,212 shares of our common stock valued at $0.92 per share for a total of $71,955 to Zhidong Zhao for legal services provided during the quarter ended March 31, 2012.

On March 21, 2012, we issued the following shares of our common stock: 1,534,365 shares to Lianling Dong, 631,140 shares to Ping Liu, 899,824 shares to Lifei Huang, 1,501,727 to Xumin Cui and 2,465,527 to Yuwei Huang. These shares were issued as part of the purchase price for our acquisition of all of the issued and outstanding capital stock of Golden Trust and Lingshi, as previously reported in our Current Report on Form 8-K filed on March 6, 2012.

These shares of our common stock were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933. In addition, the recipients of our shares were sophisticated investors and had access to information normally provided in a prospectus regarding us. In addition, the recipients of these shares had the necessary investment intent as required by Section 4(2) since they agreed to allow us to include a legend on the shares stating that such shares are restricted pursuant to Rule 144 of the 1933 Securities Act. These restrictions ensure that these shares would not be immediately redistributed into the market and therefore not be part of a "public offering." Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act of 1933 for the above transaction.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures

None

Item 5.	Other Information.

Item 6.	Exhibits

Exhibit No.		Description
10.51
Equity Transfer Contract Amendment dated January 12, 2012 among CDI China, Inc., Marvelous Honor Holding Inc., Lianling Dong, Ping Liu, Jianzhong Ju, Lifei Huang, Xumin Cui, Golden Trust Magnesium Industry Co. Ltd. and Kong Tung (incorporated herein by reference to Exhibit 10.1 as part of the Company’s Current Report on Form 8-K filed with the Commission on January 13, 2012.

10.52
Equity Transfer Contract Amendment dated January 12, 2012 among CDI China, Inc.; Mr. Yuwei Huang, Mr. Xumin Cui; and Golden Trust Magnesium Industry Co. Ltd. (incorporated herein by reference to Exhibit 10.2 as part of the Company’s Current Report on Form 8-K filed with the Commission on January 13, 2012.

10.53
Equity Transfer Contract Amendment dated January 12, 2012 among Taiyuan Ruiming Yiwei Magnesium Industry Co. Ltd., Taiyuan Yiwei Magnesium Industry Co., Ltd., Lingshi Xinghai Magnesium Industry Co. Ltd., China Direct Industries, Inc., Pine Capital Enterprises, Inc. and Yuwei Huang. (incorporated herein by reference to Exhibit 10.3 as part of the Company?痵 Current Report on Form 8-K filed with the Commission on January 13, 2012.

31.1	*	Section 302 Certificate of Chief Executive Officer.
31.2	*	Section 302 Certificate of Principal Financial and Accounting Officer.
32.1	*	Section 906 Certificate of Chief Executive Officer and Principal Financial and Accounting Officer.
101.INS	**	XBRL INSTANCE DOCUMENT
101.SCH	**	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL	**	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF	**	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB	**	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE	**	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE
*		Filed herewith.
**		In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this Quarterly Report on Form 10-Q shall be deemed “furnished??and not “filed”.

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CD INTERNATIONAL ENTERPRISES, INC.

Date: May 10, 2012	By: /s/ Yuejian (James) Wang
Yuejian (James) Wang,
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2012	By: /s/ Hernan Grant Welch
Hernan Grant Welch
Chief Financial Officer
(Principal Financial and Accounting Officer)