Form 10-Q
period 2012-06-30
CD INTERNATIONAL ENTERPRISES, INC.
filed 2012-08-14
CIK 1088787

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.         Yes [√ ] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [✓ ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ]	Smaller reporting company	[✓]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [  ] No [✓]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 49,033,194 shares of common stock were issued and outstanding as of August 10, 2012.

i

Cautionary Note Regarding Forward-Looking Information and Factors That May Affect Future Results

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”)  and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This Quarterly Report on Form 10-Q and other written and oral statements that we make from time to time contain such forward-looking statements that set out anticipated results based on management’s plans and assumptions regarding future events or performance. We have tried, wherever possible, to identify such statements by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will” and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results of current and anticipated sales efforts, expenses, the outcome of contingencies, such as legal proceedings, and financial results. A list of factors that could cause our actual results of operations and financial condition to differ materially is set forth below, and these factors are discussed in greater detail under Item 1A – “Risk Factors” of our 2011 Annual Report on Form 10-K, our subsequent filings with the Securities and Exchange Commission and in Item 1A. of this report:

•	Delisting of our common stock by The NASDAQ Stock Market.
•	Continued global economic weakness is expected to reduce demand for our products in each of our segments.
•	Fluctuations in the pricing and availability of magnesium and in levels of customer demand.
•	Changes in the prices of magnesium and magnesium-related products.
•	Our ability to implement our expansion plans for growing our business through increased magnesium production capacity and acquisitions and development of our commodity trading business.
•	Fluctuations in the cost or availability of coke gas and coal.
•	Loss of orders from any of our major customers.
•	The value of the equity securities we accept as compensation is subject to adjustment which could result in losses to us in future periods.
•	Our ability to effectively integrate our acquisitions and to manage our growth and our inability to fully realize any anticipated benefits of acquired business.
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

PART 1 – FINANCIAL INFORMATION
Item 1.  Financial Statements.

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	For three months ended		For nine months ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011

Revenues	$37,138,265	$55,154,956	$115,421,066	$141,588,028
Revenues-related parties	136,377	1,860,644	707,376	3,465,187
Total revenues	37,274,642	57,015,600	116,128,442	145,053,215
Cost of revenues	36,160,662	49,457,823	102,861,674	127,739,204
Gross profit	1,113,980	7,557,777	13,266,768	17,314,011
Operating (expenses) income:
Selling, general, and administrative	(3,435,013)	(3,006,256)	(9,590,595)	(9,821,167)
Other operating (expense) income-related party	-	(248,407)	-	106,791
Other operating income	-	251,146	-	354,018
Total operating expenses	(3,435,013)	(3,003,517)	(9,590,595)	(9,360,358)
Operating (loss) income	(2,321,033)	4,554,260	3,676,173	7,953,653
Other (expenses) income:
Other income (expense)	325,316	(178,469)	592,117	86,892
Interest expense	(437,152)	(119,025)	(357,140)	(186,069)
Realized loss on available-for-sale securities	(13,912)	-	(30,974)	(379,969)
Total other (expenses) income	(125,748)	(297,494)	204,003	(479,146)
(Loss) income before income taxes	(2,446,781)	4,256,766	3,880,176	7,474,507
Income tax (benefit) expense	(692,644)	53,078	930,665	120,719
Net (loss) income	(1,754,137)	4,203,688	2,949,511	7,353,788
Net loss to noncontrolling interests	392,205	102,870	828,851	424,981
Net (loss) income to CD International	$(1,361,932)	$4,306,558	$3,778,362	$7,778,769

Deduct dividends on Series A Preferred Stock:
Preferred stock dividend	(20,130)	(20,130)	(60,390)	(60,390)
Net (loss) income to common stockholders	$(1,382,062)	$4,286,428	$3,717,972	$7,718,379
COMPREHENSIVE (LOSS) INCOME :
Net (loss) income	$(1,754,137)	$4,203,688	$2,949,511	$7,353,788
Foreign currency translation adjustments	361,053	(100,000)	476,683	1,743,945
Unrealized (loss) gains on available-for-sale securities	(3,113,830)	6,444,495	(1,877,459)	10,770,761

Comprehensive (Loss) income	$(4,506,914)	$10,548,183	$1,548,735	$19,868,494
Net loss to noncontrolling interests	392,205	102,870	828,851	424,981
Foreign currency translation adjustments - noncontrolling interests	(105,199)	(87,504)	(15,655)	(394,943)
Comprehensive (loss) income to CD International	$(4,219,908)	$10,563,549	$2,361,931	$19,898,532
Preferred stock dividend	(20,130)	(20,130)	(60,390)	(60,390)
Comprehensive (loss) income to common stockholders	$(4,240,038)	$10,543,419	$2,301,541	$19,838,142

Basic and diluted (loss) income per common share:
Basic	$(0.03)	$0.11	$0.09	$0.22
Diluted	$(0.03)	$0.11	$0.08	$0.22
Basic weighted average common shares outstanding	48,111,759	37,567,331	43,380,118	34,694,215
Diluted weighted average common shares outstanding	48,111,759	38,250,045	47,383,843	34,818,040

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2012	September 30, 2011
ASSETS	(Unaudited)
Current Assets:
Cash and cash equivalents	$4,137,934	$12,563,126
Available-for-sale Marketable securities (Note 5)	13,103,813	8,292,837
Available- for- sale-Marketable securities-related parties (Note 5)	212,238	542,386
Accounts and notes receivables, net of allowance of $267,910 and $276,069, respectively (Note 6)	20,350,307	20,428,217
Accounts, loans and other receivables, and prepaid expenses - related parties (Note 11)	1,682,013	9,598,583
Inventories, net (Note 7)	19,382,493	9,625,774
Prepaid expenses and other current assets, net (Note 8)	21,233,429	14,389,065
Restricted cash, current	2,132,840	1,547,159
Total current assets	82,235,067	76,987,147
Property, plant and equipment, net (Note 9)	62,543,351	36,873,988
Intangible assets	138,134	163,447
Property use rights, net	4,219,871	2,252,445
Other long-term assets	427,593	58,192
Total assets	$149,564,016	$116,335,219
LIABILITIES AND EQUITY
Current Liabilities:
Loans payable-short term (Note 10)	$3,523,172	$2,657,091
Accounts payable and accrued expenses	12,906,885	15,468,902
Accounts and other payables-related parties (Note11)	19,085,323	4,590,045
Advances from customers and deferred revenue	2,999,786	3,821,208
Other liabilities (Note 12)	11,865,251	4,315,858
Taxes payable	1,305,006	1,349,611
Total current liabilities	51,685,423	32,202,715
Long-term liabilities	13,990	107,231
Total Liabilities	51,699,413	32,309,946

TOTAL EQUITY
Series A Convertible Preferred Stock: $.0001 par value, stated value $1,000 per share; 10,000,000 authorized, 1,006 shares issued and outstanding at June 30, 2012 and September 30, 2011 (Note 13)	1,006,250	1,006,250
Common Stock: $.0001 par value; 1,000,000,000 authorized; 48,218,090 and 40,353,828 issued and outstanding as of June 30, 2012 and September 30, 2011, respectively. (Note 13)	4,821	4,035
Additional paid-in capital	83,177,643	75,279,087
Accumulated other comprehensive income (Note 14)	(1,287,489)	128,943
Accumulated deficit	(4,391,590)	(8,111,323)
Total CD International stockholders' equity	78,509,635	68,306,992
Non-controlling interests (Note 15)	19,354,968	15,718,281
Total equity	97,864,603	84,025,273
Total liabilities and equity	$149,564,016	$116,335,219

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For nine months ended
	June 30, 2012	June 30, 2011
OPERATING ACTIVITIES:
Net income	$2,949,511	$7,353,788
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	2,197,073	2,934,788
Allowance for bad debt	8,159	25,868
Stock based compensation	813,930	410,267
Realized loss on investments in marketable securities	30,974	379,969
Gain on derivative liabilities revaluation	(93,241)	(159,467)
Fair value of marketable securities received for services	(10,737,043)	(18,157,734)
Fair value of marketable securities paid for services	338,976	6,370,148
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(4,850,908)	(3,978,520)
Accounts receivable and other assets-related parties	10,174,416	(1,369,314)
Inventories	(3,617,562)	(5,764,814)
Accounts receivable	2,170,191	897,777
Accounts payable and accrued expenses	(4,853,956)	3,216,591
Accounts and other payable - related parties	(3,422,962)	1,108,942
Advances from customers	(1,230,771)	(120,011)
Other payables	2,983,348	1,022,466
NET CASH USED IN OPERATING ACTIVITIES	(7,139,865)	(5,829,256)

INVESTING ACTIVITIES:
Cash acquired from acquisition	1,808,881	-
Cash paid for acquisition	(4,454,487)	-
Gross Proceeds from the sale of marketable securities available for sale	893,176	818,456
Purchases of property, plant and equipment	(1,506,124)	(2,501,259)
NET CASH USED IN INVESTING ACTIVITIES	(3,258,554)	(1,682,803)

FINANCING ACTIVITIES:
(Increase) decrease in restricted cash	(585,681)	3,961,441
Loans payable	866,081	(2,931,883)
Gross proceeds from sale of stock and exercise of warrants/options	-	3,874,702
Cash dividend payment to preferred stockholders	(20,130)	-
Capital contribution from noncontrolling interest owners	214,348	1,710,909
NET CASH PROVIDED BY FINANCING ACTIVITIES	474,618	6,615,169

EFFECT OF EXCHANGE RATE ON CASH	1,498,609	1,049,859
Net (decrease) increase in cash	(8,425,192)	152,969
Cash and cash equivalents, beginning of the period	12,563,126	10,110,818
Cash and cash equivalents, end of the period	$4,137,934	$10,263,787
Supplemental disclosures of cash flow information:
Preferred dividend paid in our common stock	$40,260	$60,390

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012

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

Name change

We changed our name from China Direct Industries, Inc. to CD International Enterprises, Inc. on February 29, 2012 to more accurately reflect our business and operations and our efforts to expand our sourcing, processing, and distribution business in Mexico and South America.

Basis of Presentation

Our interim consolidated financial statements are unaudited. We prepared the consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the U.S. Securities and Exchange Commission (“SEC”) rules for interim reporting. We included all adjustments that are necessary for the fair presentation of our financial position, results of operations, and cash flows for the interim periods presented. These  adjustments are of a normal and recurring nature, with exceptions disclosed in this report. Results for the first nine months of the fiscal year 2012 may not necessarily be indicative of full year results. It is suggested that these consolidated financial statements be read in conjunction with the audited financial statements and the notes included in our 2011 Annual Report on Form 10-K for the fiscal year ended September 30, 2011.

Summary of Significant Accounting Policies

Foreign Currency Translation

Our reporting currency is the U.S. dollar. The functional currency of the parent company is the U.S. dollar and the functional currency of our Chinese subsidiaries is the Renminbi (“RMB”), the official currency of the People’s Republic of China. Capital accounts of the consolidated financial statements are translated into United States dollars from RMB at their historical exchange rates when the capital transactions occurred. Assets and liabilities are translated at the exchange rates as of the balance sheet dates. Income and expenditures are translated at the average exchange rates for the nine months ended June 30, 2012 and 2011. A summary of the conversion rates for the periods presented is as follows:

	June 30, 2012	September 30, 2011	June 30, 2011
Period end RMB: U.S. dollar exchange rate	6.3089	6.3885	6.4630
Average fiscal-year-to-date RMB: U.S. dollar exchange rate	6.3197	6.5287	6.5710

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012

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

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012

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

     As of June 30, 2012, we do not have any environmental remediation obligations, nor do we have any asset retirement obligations under ASC 410. Furthermore, we do not have any environmental remediation loss contingencies requiring recognition or disclosure in our financial statements.

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

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012

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

	For three months ended June 30,		For nine months ended June 30,
	2012	2011	2012	2011

Net (Loss) income to common stockholders	$(1,382,062)	$4,286,428	$3,717,972	$7,718,379
Plus: preferred stock dividends	-	20,130	60,390	60,390
Net (Loss) income to common stockholders plus assumed conversions	$(1,382,062)	$4,306,558	$3,778,362	$7,778,769

Basic weighted average common shares outstanding	48,111,759	37,567,331	43,380,118	34,694,215
Plus: incremental shares from assumed conversions (1)
Convertible preferred stock	-	558,889	558,889	-
Unvested stock-based compensation	-	123,825	25,477	123,825
Shares subscribed for acquisition	-	-	3,419,359	-
Dilutive potential common shares	-	682,714	4,003,725	123,825
Diluted weighted-average common shares outstanding	48,111,759	38,250,045	47,383,843	34,818,040
Net (Loss) income per common share – basic :	$(0.03)	$0.11	$0.09	$0.22	(2)
Net (Loss) income per common share – diluted:	$(0.03)	$0.11	$0.08	$0.22	(2)

(1) Securities are not included in the denominator in periods when anti-dilutive. We excluded 2,022,980 and 2,142,980 shares of our common stock issuable upon exercise of stock options and 4,179,130 and 6,264,942 shares of our common stock issuable upon exercise of warrants as of June 30, 2012 and 2011, respectively, as their effect was anti-dilutive.

(2) The $0.02 increase in the earnings per share for the nine months ended June 30, 2011 resulted from a correction of prior year accounting errors related to the conversion price change of the preferred stock and the exercise price change of the remaining warrants (See Note 14 – CAPITAL STOCK in Form 10-K for the fiscal year ended September 30, 2011).

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

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012

The unaudited comparative effect of the change in accounting method and its impact on key components of our statement of operations is described below for the three and nine months ended June 30, 2012 and 2011:

	For three months ended June 30, 2012		For nine months ended June 30, 2012
	As reported	Straight- line	As reported	Straight- line
Revenues	$37,274,642	$37,274,642	$116,128,442	$116,128,442
Cost of revenues	$36,160,662	$36,502,957	$102,861,674	$103,955,820
Gross profit	$1,113,980	$771,685	$13,266,768	$12,172,622
Operating (Loss) income	$(2,321,033)	$(2,663,329)	$3,676,173	$2,582,027
Net (Loss) income	$(1,754,137)	$(2,663,327)	$2,949,511	$1,855,366
Net (Loss) income to common stockholders	$(1,382,062)	$(1,724,356)	$3,717,972	$2,623,827

Basic and diluted (loss) income per common share:
Basic	$(0.03)	$(0.04)	$0.09	$0.06
Diluted	$(0.03)	$(0.04)	$0.08	$0.06
Basic weighted average common shares outstanding	48,111,759	48,111,759	43,380,118	43,380,118
Diluted weighted average common shares outstanding	48,111,759	48,111,759	47,383,843	47,383,843

	For three months ended June 30, 2011		For nine months ended June 30, 2011
	Units of production	As reported (straight-line)	Units of production	As reported (straight-line)
Revenues	$57,015,600	$57,015,600	$145,053,215	$145,053,215
Cost of revenues	$49,008,965	$49,457,823	$126,434,415	$127,739,204
Gross profit	$8,006,635	$7,557,777	$18,618,800	$17,314,011
Operating income	$5,003,118	$4,554,260	$9,258,442	$7,953,653
Net income	$4,652,546	$4,203,558	$8,658,577	$7,353,788
Net income to common stockholders	$4,735,286	$4,286,428	$9,023,168	$7,718,379

Basic and diluted income per common share:
Basic	$0.13	$0.11	$0.26	$0.22
Diluted	$0.12	$0.11	$0.26	$0.22
Basic weighted average common shares outstanding	37,567,331	37,567,331	34,694,215	34,694,215
Diluted weighted average common shares outstanding	38,250,045	38,250,045	34,818,040	34,818,040

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
•
$15,515,938 in shares of our common stock, with approximately $6,652,823 paid within 15 business days following the closing of the acquisitions and the balance $8,863,115 payable within 15 business days following satisfaction of certain post closing conditions which include the delivery of technical information, financial statements and other information. The value of these shares which are payable following the satisfaction of the post-closing conditions, which had not been met at June 30, 2012, are included in other payables – related parties (See Note 11) in the amount of $8,266,058 and $597,057 included in Other Liabilities (See Note 12); and

•	$4,696,085 by way of assignment of our interest in our subsidiary Excel Rise.

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012

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

As of June 30, 2012, the consolidated balance sheet includes the net assets at fair value of Lingshi Magnesium and Golden Trust which were acquired by us as of the closing date on February 29, 2012.

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

The tables below provide the pro forma condensed financial statements of operations (unaudited) to give effect to the acquisition of Lingshi Magnesium and Golden Trust for the three and nine months ended June 30, 2012.

For three months ended June 30, 2012:

		Acquisition of
	CD International (excluding acquisitions)	Lingshi Xinghai	Golden Trust	Pro Forma Adjustments		Pro Forma (Consolidated)
	(unaudited)	(unaudited)	(unaudited)	(unaudited)		(unaudited)
Total revenues	$28,491,925	$3,015,289	$6,738,804	$(971,376)	A	$37,274,642
Cost of revenues	27,893,800	2,960,229	6,278,009	(971,376)		36,160,662
Gross profit	$598,125	$55,060	$460,795	$-		$1,113,980
Operating (loss) income	$(2,455,629)	$(86,613)	$221,209	$-		$(2,321,033)
Net (loss) income	$(1,839,115)	$(90,382)	$175,361	$-		$(1,754,137)
Net (loss) income to common stockholders	$(1,475,826)	$(72,306)	$166,069	$-		$(1,382,062)

Basic and diluted loss per common share:
Basic	$(0.03)					$(0.02)
Diluted	$(0.03)					$(0.02)
Basic weighted average common shares outstanding	48,111,759			9,369,043		57,480,802
Diluted weighted average common shares outstanding	48,111,759			9,369,043		57,480,802

(A) Represents elimination of inter-company sales from Lingshi and Golden Trust to CDII subsidiaries.

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012

For nine months ended June 30, 2012:

		Acquisition of
	CD International (excluding acquisitions)	Lingshi Xinghai	Golden Trust	Pro Forma Adjustments		Pro Forma (Consolidated)
	(unaudited)	(unaudited)	(unaudited)	(unaudited)		(unaudited)
Total revenues	$103,067,795	$8,349,627	$17,523,829	$(3,465,432)	(A)	$125,475,819
Cost of revenues	90,418,336	8,123,742	16,785,356	(3,465,432)	(A)	111,862,002
Gross profit	$12,649,459	$225,885	$738,473	$-		$13,613,817
Operating income (loss)	$3,548,023	$(46,954)	$138,470	$-		$3,639,539
Net income	$2,865,746	$(43,796)	$179,456	$-		$3,001,406
Net income (loss) to common stockholders	$3,678,650	$(35,037)	$170,164	$-		$3,813,777

Basic and diluted income per common share:
Basic	$0.08					$0.07
Diluted	$0.08					$0.07
Basic weighted average common shares outstanding	43,380,118			9,369,043		52,749,161
Diluted weighted average common shares outstanding	43,964,484			9,369,043		56,752,886

(A) Represents elimination of inter-company sales from Lingshi and Golden Trust to CDII subsidiaries.

For three months ended June 30, 2011:

		Acquisition of
	CD International (excluding acquisitions)	Lingshi Xinghai	Golden Trust	Pro Forma Adjustments		Pro Forma Consolidated)
	(unaudited)	(unaudited)	(unaudited)	(unaudited)		(unaudited)
Total revenues	$57,015,600	$4,820,986	$6,987,260	$(1,771,237)	(A)	$67,052,610
Net income	$4,203,688	$6,909	$127,375			$4,337,972

(A) Represents elimination of inter-company sales from Lingshi and Golden Trust to CDII subsidiaries.

For nine months ended June 30, 2011:

		Acquisition of
	CD International (excluding acquisitions)	Lingshi Xinghai	Golden Trust	Pro Forma Adjustments		Pro Forma (Consolidated)
	(unaudited)	(unaudited)	(unaudited)	(unaudited)		(unaudited)
Total revenues	$145,053,215	$10,828,382	$19,233,731	$(4,509,317)	(A)	$170,606,011
Net income	$7,353,788	$74,869	$192,171			$7,620,828

(A) Represents elimination of inter-company sales from Lingshi and Golden Trust to CDII subsidiaries.

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012

NOTE 5 - AVAILABLE-FOR-SALE MARKETABLE SECURITIES

Available-for-sale marketable securities and available-for-sale marketable securities-related party as of June 30, 2012 and September 30, 2011 consisted of the following:

Company	June 30, 2012	% of Total	September 30, 2011	% of Total
	(unaudited)
Ziyang Ceramics Corp. (1)	$3,768,591	28%	$426,791	5%
China Logistics Group, Inc.	112,610	1%	196,208	2%
Dragon International Group Corp.	22,816	0%	22,816	0%
Decor Products International, Inc.	35,625	0%	-	0%
Sunwin Stevia International Inc. (2)	-	0%	361,000	4%
Dragon Capital Group Corp.	212,238	2%	542,386	6%
China Education International, Inc.	8,742,479	66%	7,286,022	83%
Linkwell Corporation	240,000	2%	-	0%
Others	181,692	1%	-	0%
Marketable securities available for sale	$13,316,051	100%	$8,835,223	100%

(1)  China American Holdings, Inc. changed its name to Ziyang Ceramics Corp. on January 27, 2012.

(2)  Sunwin International Neutraceuticals, Inc. changed its name to Sunwin Stevia International, Inc. on April 20, 2012.

Our available-for-sale marketable securities are carried at fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. There are three levels of inputs to fair value measurements - Level 1, quoted prices for identical instruments in active markets; Level 2, quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active or are directly or indirectly observable; and Level 3, unobservable inputs. All our available-for-sale marketable securities were measured using Level 1 inputs for the periods ended June 30, 2012. For the period ended September 30, 2011, all our available -for-sale marketable securities were measured using Level 1 inputs, except for the valuation of securities for China Education International where we used Level 2 inputs.

The investments in available-for-sale marketable securities-related party totaled $212,238 and $542,386 at June 30, 2012 and September 30, 2011, respectively and are comprised solely of the securities of Dragon Capital Group Corp. (“Dragon Capital”).  Mr. Lisheng (Lawrence) Wang, the CEO and Chairman of the Board of Dragon Capital, is the brother of Dr. James Wang, our CEO and Chairman of the Board of Directors. These securities were issued by Dragon Capital as compensation for consulting services. Dragon Capital is a non-reporting company whose securities are quoted on the OTC Pink Tier of the OTC Markets Group.  As such, under Federal securities laws, securities of Dragon Capital generally cannot be resold by us absent a registration of those securities under the Securities Act.

NOTE 6 – ACCOUNTS AND NOTES RECEIVABLE

Accounts and notes receivable include a note receivable obtained in connection with the settlement of a lawsuit we filed seeking repayment of a loan from a former client. The total settlement amount was $373,902 at December 31, 2011. In January, 2012, we received a payment of $38,766. At June 30, 2012 the balance of the settlement was $337,565, of which $245,553 was classified as other long-term assets in our balance sheet for the period ended June 30, 2012. Accounts and notes receivable also include available-for-sale securities receivable. These receivables are carried at fair market value. Unrealized gains or loss on these receivables are recognized on a quarterly basis as an element of comprehensive income based on changes in the fair market value of the securities underlying the receivables. At June 30, 2012 and September 30, 2011, the fair value of available-for-sale securities receivable was $5,763,351 and $3,691,735, respectively. The table below presents the details on the accounts and notes receivable:

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012

Accounts and notes receivable	June 30, 2012	% of Total	September 30, 2011	% of Total
	(Unaudited)
Available-for-sale securities receivable	$5,763,351	28%	$3,691,735	18%
Notes receivable	940,413	4%	364,718	2%
Other trade receivables	13,914,453	68%	16,647,833	80%
Total accounts and notes receivable	$20,618,217	100%	$20,704,286	100%
Allowance for uncollectible accounts	(267,910)		(276,069)
Net accounts and notes receivable	$20,350,307		$20,428,217

NOTE 7 – INVENTORIES

Inventories at June 30, 2012 and September 30, 2011 consisted of the following:

	June 30, 2012	September 30, 2011
	(Unaudited)
Raw materials	$4,827,669	$3,061,481
Finished goods	14,554,824	6,564,293
Total Inventory	$19,382,493	$9,625,774

Due to the nature of our business and the short duration of the manufacturing process for our products, there is no material work in progress inventory at June 30, 2012 and September 30, 2011.

NOTE 8 - PREPAID EXPENSES AND OTHER CURRENT ASSETS

At June 30, 2012 and September 30, 2011, prepaid expenses and other current assets, consisted of the following:

Description	June 30, 2012	September 30, 2011
	(Unaudited)
Prepayments to vendors for merchandise that had not yet been shipped or services that had not been performed	$10,200,682	$6,519,123
Prepaid expenses	3,927,729	2,448,248
Other receivables	6,511,269	3,865,525
Loans receivable	575,000	1,537,420
Security deposits	18,749	18,749
Total	$21,233,429	$14,389,065

Prepaid expenses include prepaid cost for Baotou Changxin Magnesium’s land use rights. Baotou Changxin Magnesium owns and operates a magnesium facility capable of producing 20,000 metric tons of pure magnesium per year on approximately 406,000 square feet of land located in the Shiguai district of Baotou city, Inner Mongolia. The land use rights are valued at $1,140,011 as of June 30, 2012. Baotou Changxin Magnesium occupies this land pursuant to an asset acquisition agreement entered into with Baotou Sanhe Magnesium Co., Ltd. to acquire the land use rights for this property, among other assets.  Since the land use right is yet to be transferred from Baotou Sanhe Magnesium Co. to Baotou Changxin Magnesium, the cost of $1,140,011 is accounted for as prepaid expenses.  The company has not started amortizing the land use right prepaid as of June 30, 2012. The land use right expires in May 2045.

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012

NOTE 9 - PROPERTY, PLANT AND EQUIPMENT

At June 30, 2012 and September 30, 2011, property, plant and equipment consisted of the following:

Property, Plant and Equipment
Description	Useful Life	June 30, 2012	September 30, 2011
		(unaudited)
Building	10-40 years	$23,932,087	$14,260,280
Manufacturing equipment	5-10 year	38,526,750	21,535,796
Office equipment and furniture	3-5 year	714,343	646,244
Autos and trucks	5 year	1,291,612	1,187,281
Construction in progress	N/A	9,199,403	8,295,743
Total		73,664,195	45,925,344
Less: accumulated depreciation		(11,120,844)	(9,051,356)
Property, Plant and Equipment, Net		$62,543,351	$36,873,988

For the nine months ended June 30, 2012 and 2011, depreciation expense amounted to $2,063,370 and $2,850,257, respectively.

NOTE 10 - LOANS PAYABLE

Loans payable at June 30, 2012 and September 30, 2011 consisted of the following:

Description	June 30, 2012	September 30, 2011
	(unaudited)

CDI China loan from Sunwin Tech Group, Inc. Due on December 31, 2012. 3% annual interest rate. Secured by pledge of CDI China assets.	$194,541	$450,000

Lang Chemical loan from China Mingsheng Bank. Due on May 16, 2012. 6.941% annual interest rate. Guaranteed by Zhu Qian and Chen Jingdong.	-	720,044

Lang Chemical loan from Bank of Shanghai. Due on March 22, 2012. 6.666% annual interest rate. Guaranteed by China Investment Guarantor Co. Ltd. and Zhu Qian.	-	547,859

CDI Beijing loan from Bank of Hangzhou. Due on October 21, 2011. 6.672% annual interest rate. Guaranteed by Chi Chen	-	939,188

Lang Chemical loan from China Merchants Bank. Due on October 20, 2012. 8.590% annual interest rate. Guaranteed by Zhu Qian.	1,268,050	-

Lang Chemical loan from China Merchants Bank. Due on May 10, 2013. 8.659% annual interest rate. Guaranteed by Zhu Qian.	317,012	-

Lang Chemical loan from Mingsheng Bank. Due on May 07, 2013. 8.528% annual interest rate. Guaranteed by Zhu Qian.	1,268,050	-

Lang Chemical loan from Shanghai Bank. Due on May 20, 2013. 6.56% annual interest rate. Guaranteed by Zhu Qian.	475,519	-
Total	$3,523,172	$2,657,091
Less: Current Portion	(3,523,172)	(2,657,091)

Loans payable, long-term	$-	$-

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
NOTE 11 - RELATED PARTY TRANSACTIONS

List of Related Parties

We have specified the following persons and entities as related parties with ending balances as of June 30, 2012 and September, 2011:

●
Yuwei Huang, our executive vice president of our Magnesium segment, and a member of our board of directors, is chairman of YiWei Magnesium, and chief executive officer and vice chairman of Golden Magnesium;

●	Taiyuan Yiwei Magnesium Industry Co., Ltd., a company organized under the laws of the PRC (“Yiwei Magnesium”), is a minority interest owner in Chang Magnesium;
●	Lifei Huang, is the daughter of Yuwei Huang;
●	Lifei Huang, is a registered representative of Pine Capital Enterprises Inc., a company organized under the laws of the Cayman Islands (“Pine Capital”);
●
Lifei Huang, is a registered representative of Wheaton Group Corp., a company organized under the laws of Brunei Darussalam (“Wheaton”);
Shuihuan Huang, is the sister of Yuwei Huang;
Kong Tung, a member of the board of directors, and chairman of Golden Magnesium, Beauty East, and Golden Trust;

●	LingShi County Yihong Magnesium Co., Ltd., a company organized under the laws of the PRC (“Yihong Magnesium”), is legally represented by an officer of Chang Magnesium;
●
Excel RiseTechnology Co., Ltd., a company organized under the laws of Brunei Darussalam (“Excel Rise”), is owned by Yiwei Magnesium Industry Co., Ltd. (Yiwei Magnesium”), an entity owned or controlled by Mr. Huang;

●	Lucheng Haixu Magnesium Co., Ltd., a company organized under the laws of the PRC (“Haixu Magnesium”), is legally represented by an officer of Chang Magnesium;
●	NanTong Langyuan Chemical Co., Ltd., a company organized under the laws of the PRC (“NanTong Chemical”), is owned by Jingdong Chen and Qian Zhu, the minority interest owners of Lang Chemical;
●	Jingdong Chen, is vice president of our Basic Materials segment and chief executive officer of Lang Chemical;
●	Chi Chen is vice president of our Basic Materials Segment and minority interest owner of CDI Beijing;
●	Zhongmen International Investments Co., Ltd., a company organized under the laws of the PRC (“Zhongmen International”), is legally represented by an officer of CDI Beijing;

As of June 30, 2012, accounts, loans, and other receivables and prepaid expenses- related parties were $1,682,013, consisting of accounts receivable – related party of $4,921, prepaid to suppliers – related parties of $191,558, and other receivables-related parties of $1,485,534 as set forth below:

Accounts Receivable – related parties

At June 30, 2012 and September 30, 2011, accounts receivable – related parties for inventory provided were $4,921 and $1,211,079, respectively, as follows:

CD International Subsidiary	Related Party	June 30, 2012	September 30, 2011
		(unaudited)
Baotou Changxin Magnesium	Yiwei Magnesium	$-	$364,705
Chang Trading	Wheaton	4,921	4,860
Chang Magnesium	Yiwei Magnesium	-	296,156
Ruiming Magnesium	Yihong Magnesium	-	545,358
Total Accounts Receivable-related parties		$4,921	$1,211,079

Prepaid Expenses – related parties

At June 30, 2012 and September 30, 2011, prepaid expenses – related parties for future delivery of inventory were $191,558 and $2,687,928, respectively, as follows:

CD International Subsidiary	Related Party	June 30, 2012	September 30, 2011
		(unaudited)
Ruiming Magnesium	Yiwei Magnesium	$34,716	$33,544
Chang Trading	Xinghai Magnesium	156,842	2,654,384
Total Prepaid Expenses-related parties		$191,558	$2,687,928

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
Loans Receivable – related parties

At June 30, 2012 and September 30, 2011, loan receivables – related parties for working capital purposes were zero and $1,320,324, respectively, as follows:

CD International Subsidiary	Related Party	June 30, 2012	September 30, 2011
		(unaudited)
Lang Chemical	Nantong Chemical	$-	$1,320,324

Total Loans Receivable-related parties		$-	$1,320,324

Other Receivables- related parties

At June 30, 2012 and September 30, 2011, other receivables-related parties for working capital purposes were $1,485,534 and $4,379,252, respectively, as follows:

CD International Subsidiary	Related Party	June 30, 2012	September 30, 2011
		(unaudited)
Baotou Changxin Magnesium	Yihong Magnesium	$-	$118,954
Baotou Changxin Magnesium	Yiwei Magnesium	-	78,266
Chang Magnesium	Yiwei Magnesium	252,369	3,850,151
Chang Magnesium	Shuihuan Huang	-	3,130
IMTC	Yuwei Huang	-	12,000
Ruiming Magnesium	Yiwei Magnesium	44,382	42,263
Ruiming Magnesium	Yihong Magnesium	62,508	200,924
CDI Shanghai	Yiwei Magnesium	-	10,951
CDI Beijing	Zhongmen International	67,207	62,613
Xinghai Magnesium	Yiwei Magnesium	761,939	-
Xinghai Magnesium	Yihong Magnesium	-	-
Lang Chemical	Nantong Chemical	297,129	-
Total Other Receivable-related parties		$1,485,534	$4,379,252

As of June 30, 2012, accounts and other payables – related parties were $19,085,323, consisting of accounts payable – related parties of $1,726,588, advance from customer – related parties of $49,390 and other payables- related parties of $17,309,345 as set forth below:

Accounts Payable – related parties

At June 30, 2012 and September 30, 2011, accounts payable – related party for purchases of goods were $1,726,588 and $896,878, respectively, as follows:

CD International Subsidiary	Related Party	June 30, 2012	September 30, 2011
		(unaudited)
IMTC	Pine Capital	$-	$754,399
Baotou Magnesium	Yiwei Magnesium	36,702	-
Baotou Magnesium	Haixu Magnesium	16,069	-
Golden Magnesium	Yiwei Magnesium	141,175	142,479
IMTC	Wheaton	1,458,433	-
Lingshi Xinghai Magnesium	Yihong Magnesium	36,157	-
Baotou Magnesium	Yihong Magnesium	38,052	-

Total Accounts Payable-related parties		$1,726,588	$896,878

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012

 Advance from Customers – related parties

At June 30, 2012 and September 30, 2011, advance from customers – related party for the working capital purposes were $49,390 and $0, respectively, as follows:

CD International Subsidiary	Related Party	June 30, 2012	September 30, 2011
		(unaudited)
Chang Trading	Pine Capital	$49,390	$-

Total Advance from Customers-related parties		$49,390	$-

Other Payables- related parties

At June 30, 2012 and September 30, 2011, other payables- related party for working capital purposes were $17,309,345 and $3,683,482, respectively, as follows:

CD International Subsidiary	Related Party	June 30, 2012	September 30, 2011
		(unaudited)
Beauty East	Kung Tong	$-	$97,089
CDI Beijing	Chi Chen	400,704	399,781
Chang Magnesium	Yuwei Huang	-	9,953
CDII	Yiwei Magnesium	8,266,058	3,176,659
Baotou Magnesium	Excel Rise	4,661,041	-
Chang Trading	Yiwei Magnesium	60,232	-
Chang Magnesium	Excel Rise	961,122	-
IMTC	Pine Capital	1,713,162	-
IMTC	Yiwei Magnesium	1,003,170	-
Beauty East	Kong Tung	97,089	-
Beauty East	Pine Capital	146,767	-
		-	-
Total Other Payables-related parties		$17,309,345	$3,683,482

NOTE 12 – OTHER LIABILITIES

        Other liabilities included the following as of June 30, 2012 and September 30, 2011:

Account	June 30, 2012	September 30, 2011
	(unaudited)
Other short-term loans	$8,525,261	$4,208,627
Payables for acquisitions	2,287,572	-
Accrued salary payable	1,018,298	-
Derivative liabilities	13,990	107,231
Accrued dividend payable	20,130	-
Total other liabilities	$11,865,251	$4,315,858

NOTE 13 – CAPITAL STOCK

Preferred Stock and Related Dividends

During the nine months ended June 30, 2012, we paid $20,130 of ordinary dividends in cash and $40,260 in the form of 87,641 shares of our common stock on our Series A convertible preferred stock. During the nine months ended June 30, 2011, we paid $60,390 of ordinary dividends in the form of 43,533 shares of our common stock on our Series A convertible preferred stock.

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012

Derivative liabilities

As of June 30, 2012, the carrying amounts of the derivative liabilities for preferred stock conversion option and warrants were $11,711 and $2,279, respectively. As of September 30, 2011, the carrying amounts of the derivative liabilities for conversion option and warrants were $69,295 and $37,936, respectively. The fair value of derivative liabilities is included in other liabilities, and the net change in fair value during the period is included in operating expenses. Inputs used in making the determination are as follows:

	June 30, 2012	September 30, 2011
Inputs for conversion option valuation – covered call
Asset price on valuation date	$0.32	$1.01
Exercise price	$9.80	$9.80
Estimated years to exercise	5.67	6.5
Expected volatility factor	99%	93%
Risk free rate	0.92%	1.31%

Inputs for conversion option valuation – short call
Asset price on valuation date	$0.32	$1.01
Exercise price	$1.80	$1.80
Estimated years to exercise	5.67	6.5
Expected volatility factor	99%	93%
Risk free rate	0.92%	1.31%

Inputs for warrant valuation
Asset price on valuation date	$0.32	$1.01
Exercise price	$1.80	$1.80
Estimated years to exercise	0.62	1.5
Expected volatility factor	135%	93%
Risk free rate	0.16%	0.19%

Common Stock

During the nine months ended June 30, 2012, we issued a total of 7,864,262 shares of our common stock comprised of : 7,032,583 shares paid as part of the consideration of Golden Trust and Lingshi Magnesium acquisition, 68,200 shares to members of our board of directors as compensation, 431,706 shares to consultants for services, 306,078 shares to employees as compensation, and 25,695 share to pay dividends on 1,006 shares of our series A preferred stock.

During the nine months ended June 30, 2011, we issued a total of 6,151,699 shares of our common stock comprised of: 2,222,224 shares to accredited investors, 1,219,820 shares to Mr. Kong Tung and 1,219,820 shares to Mr. Hui Dong as part of the purchase price for our acquisition of Beauty East, 769,231 shares to Pine Capital as part of the purchase price for our acquisition price for our acquisition of an 80% interest in Ruiming Magnesium, 43,533 shares to pay dividends on 1,006 shares of our Series A convertible preferred stock, 80,000 shares in connection with the exercise of stock options; 87,850 shares to members of our board of directors as compensation, 6,000 shares issued for consulting services, and 503,321 were issued to employees as compensation.

Stock Incentive Plans

The following table sets forth our stock option activities as of June 30, 2012 and changes during the period were as follows:

Description	Shares underlying options	Weighted average exercise price
Outstanding and exercisable at September 30, 2011	2,142,980	$15.90
Expired	(120,000)	2.00
Outstanding and Exercisable at June 30, 2012	2,022,980	$16.73

As of June 30, 2012, we had 2,022,980 shares underlying options outstanding and exercisable.

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012

The remaining contractual life and exercise price of options outstanding and exercisable at June 30, 2012 are as follows:

Number of Options outstanding and exercisable	Exercise Price	Remaining contractual life (Years)
400	$2.25	2.31
637,000	$7.50	0.50
625,000	$10.00	1.51
500	$15.00	0.94
760,000	$30.00	0.58
80	$56.25	2.42
2,022,980	$16.73	0.84

Common Stock Purchase Warrants

A summary of the status of our outstanding common stock purchase warrants granted as of June 30, 2012 and changes during the period were as follows:

	Shares underlying warrants	Exercise price
Outstanding and exercisable at September 30, 2011	4,229,130
Expired	(50,000)	$2.50
Outstanding and exercisable at June 30, 2012	4,179,130	$4.83

 The following information applies to all warrants outstanding and exercisable at June 30, 2012:

Number of Warrants outstanding and exercisable	Exercise Price	Remaining contractual life (Years)
143,750	$1.80	0.62
777,778	$2.00	4.01
1,351,352	$2.31	2.46
1,906,250	$8.00	0.62
4,179,130	$4.83	1.85

NOTE 14 – ACCUMULATED OTHER COMPREHENSIVE INCOME

Our other comprehensive income consists of currency translation adjustments and unrealized gain on available-for-sale marketable securities. The following table shows the accumulated other comprehensive income balance as of June 30, 2012.

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Available for Sale Securities	Accumulated Other Comprehensive Income
Balance at September 30, 2011	$5,238,089	$(5,109,146)	$128,943
Current-period change (Unaudited)	461,028	(1,877,460)	(1,416,432)
Balance at June 30, 2012	$5,699,117	$(6,986,606)	$(1,287,489)

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012

NOTE 15 – NONCONTROLLING INTERESTS

As of June 30, 2012 and September 30, 2011, our consolidated balance sheets reflected total non-controlling interest of $19,263,701 and $15,718,281, respectively, which represent the equity portion of our subsidiaries held by noncontrolling interests shareholders in two of our segments, as follows:

Segment	June 30, 2012	September 30, 2011
	(unaudited)
Magnesium Segment	$15,496,794	$12,002,000
Basic Materials Segment	3,858,174	3,716,281
Total	$19,354,968	$15,718,281

NOTE 16 - SEGMENT INFORMATION

Revenues by segment for the three and nine months ended June 30, 2012 and 2011 were as follows (unaudited):

	For three months ended June 30,		For nine months ended June 30,
	2012	2011	2012	2011
Magnesium (1)	$26,539,758	$25,022,544	$70,388,045	$70,574,101
Basic Materials	10,649,100	20,187,730	34,873,984	55,780,579
Consulting	85,784	11,805,326	10,866,413	18,698,535
Total revenue	$37,274,642	$57,015,600	$116,128,442	$145,053,215

(1) We had revenue from related parties of $136,377 and $1,860,644 during three months ended June 30, 2012 and 2011, respectively. We had revenue from related parties of $707,376 and $3,465,187 during the nine months ended June 30, 2012 and 2011, respectively.

Net income (loss) to CD International by segment for the three and nine months ended June 30, 2012 and 2011 follows (unaudited):

	For three months ended June 30,		For nine months ended June 30,
	2012	2011	2012	2011
Magnesium	$(754,045)	$(70,823)	$(1,754,099)	$(812,725)
Basic Materials	(394,467)	(16,249)	(889,159)	211,603
Consulting	(213,420)	4,393,630	6,421,620	8,379,891
Net (loss) income attributable to CD International	$(1,361,932)	$4,306,558	$3,778,362	$7,778,769

Total assets by segment as of June 30, 2012 and September 30, 2011 follows:

	June 30, 2012	September 30, 2011
	(unaudited)
Magnesium	$96,792,470	$65,321,257
Basic Materials	27,071,591	31,286,610
Consulting	25,699,955	19,727,352
Total assets	$149,564,016	$116,335,219

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012

Geographic Information

Revenues for the three and nine months ended June 30, 2012 and 2011, classified by the major geographic areas in which our customers are located follows (unaudited):

	For three months ended June 30,		For nine months ended June 30,
	2012	2011	2012	2011
People's Republic of China	$24,363,498	$26,691,315	$62,972,247	$77,282,386
Other Asian countries	11,350,366	9,947,431	18,894,716	13,281,852
Australia	-	-	4,457,149	7,696,883
Europe	-	-	4,827,085	3,572,610
North America	1,560,778	19,691,922	19,678,128	40,459,678
South America	-	684,932	5,299,117	2,759,806
Total Revenues	$37,274,642	$57,015,600	$116,128,442	$145,053,215

Total of long-term assets as of June 30, 2012 and September 30, 2011, classified by the major geographic areas, follows:

	June 30, 2012	September 30, 2011
	(unaudited)
People's Republic of China	$67,169,143	$39,219,251
South America	23,375	34,166
United States of America	136,431	94,654
Total	$67,328,949	$39,348,071

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

The components of income (loss) for the nine months ended June 30, 2012 and 2011 before income tax consisted of the following:

Description	June 30, 2012	June 30, 2011

U.S. Operations	$4,968,826	$2,997,604
China Operations	(2,651,655)	(1,749,557)
Brunei Operations	1,562,955	6,226,460
Total income before income taxes	$3,880,176	$7,474,507

The income tax expense for the nine months ended June 30, 2012 and 2011 follows:

Description	June 30, 2012	June 30, 2011

Current:
Federal	$828,000	48,978
State	80,000	-
Chinese Operations	22,665	71,741
Total income tax expense	930,665	120,719
Deferred:
Federal	-	-
State	-	-

Provision for income tax expense	$930,665	$120,719

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012

The table below summarizes the reconciliation of our income tax expense computed at the federal statutory rate and the actual tax provision (effective income tax rate) for the nine months ended June 30, 2012 and 2011, as follows:

Description	2012	2011

Income tax expense (benefit) provision at Federal statutory rate	35.0%	35.0%
State income tax expense (benefit), net of Federal income tax expense (benefit)	3.6%	3.6%
Effect of reduced foreign income tax rates	10.8%	(23.1)%
Reduction of net operating loss carry forward	(25.4)%	(13.9)%

Effective income tax rate	24.0%	1.6%

We have recorded a current Federal and State tax provision for an expected tax liability for the nine months ended June 30, 2012. We have recorded a current Chinese tax benefit for Chinese income tax accrued for the nine months ended June 30, 2012.

The significant components of our  net deferred tax assets and liabilities consisted of federal net operating loss carryforwards. U.S. GAAP requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management has determined that a full valuation allowance of approximately $0 and $1,270,000 against its net deferred taxes is necessary as of June 30, 2012 and 2011, respectively. Therefore, our net deferred tax asset is zero at June 30, 2012 and 2011, respectively.

At June 30, 2012 and 2011, we had approximately $0 and $3,629,000 of U.S. net operating loss carryforwards remaining, which will expire beginning in 2029. The Internal Revenue Service (IRS) is currently auditing our consolidated income tax return for 2008. We expect the audit to be completed in 2012. Based on our discussions with the U.S. IRS, we anticipate a reduction of our net operating loss carryforward of approximately $3.7 million and we have reflected this reduction in our 2011 carryforward amount.

For the three months ended June 30, 2012, we reported a net loss before income taxes of $2,446,781 which resulted in an income tax benefit of approximately $692,644.

NOTE 18 - COMMITMENTS AND CONTINGENCIES

Our wholly owned subsidiary CDII Trading and our company are involved in the following litigation with Sunskar, Ltd. and its agents (“Sunskar”):

Sunskar filed a petition, as amended, to compel our company and CDII Trading to arbitration in accordance with the Federal Arbitration Act, 9 U.S.C. §1, et seq. and New York Convention, 9 U.S.C. §201, et. seq. in the U.S. District Court for the Southern District of New York (Case No. 11CV2499) (the “New York District Court Litigation”). The petition alleges that CD Industries and CDII Trading breached an agreement for the charter of a vessel owned by Sunskar and seeks damages in excess of $1,000,000 as a result of our alleged breach of the agreement. On November 3, 2011, the Court issued an order granting Sunskar’s petition to compel arbitration against CDII Trading, denied the petition to compel arbitration against CD Industries and stayed the federal court action pending completion of the arbitration.

A maritime arbitration proceeding was brought by Sunskar against CDII Trading in New York, New York under the Maritime Arbitration Rules seeking an award of Sunskar’s attorney’s fees and costs incurred in the District Court action of $67,845 and damages and attorney’s fees and arbitration costs of $1,077,308 (the “Arbitration Claim”). On February 8, 2012, the panel in the arbitration proceeding found that Sunskar had presented a prima facie case of repudiation of contract and its entitlement to damages against CDII Trading. The panel noted Sunskar’s claim for damages, interest, fees and costs exceeds $1 million and directed CDII Trading to post security in the amount of $850,000 in a form reasonably acceptable to Sunskar no later than March 9, 2012 as a source of funds in the event Sunskar is successful on the merits.

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012

CDII Trading and Alex Friedberg filed an action against David Christian Wold, Sunskar and Skaarup Shipping Corporation in the U.S. District Court for the Southern District of Florida (Case No.12-60547-CIV-DIMITROULEAS/SNOW) alleging that they made fraudulent and negligent misrepresentations to CDII Trading and Friedberg in regards to the charter of a vessel owned by Sunskar. On May 23, 2012 the District Court entered an order approving CDII Trading’s notice of voluntary dismissal without prejudice in this case and on August 9, 2012 the District Court granted the defendants motion to dismiss or to compel arbitration and stay the action or, alternatively, for transfer of venue to the New York District Court Litigation and dismissed the case without prejudice if Mr. Friedberg seeks to file an amended complaint on or before August 17, 2012.  In the event Mr. Friedberg does not file an amended complaint, the Court will dismiss the action with prejudice and close the case. The Court will retain jurisdiction to entertain a motion for sanctions.

On March 9, 2012, CDII Trading filed a voluntary petition in the United States Bankruptcy Court in the Southern District of Florida for relief under Chapter 11 of title 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the case In re CDII Trading, Inc., Case No. 12-15810 JKO (the “Bankruptcy Case”). CDII Trading’s filing of its voluntary petition operated as a stay of the continuation of the New York District Court Litigation and the Arbitration Claim. On April 11, 2012 the Chapter 11 bankruptcy case was converted to a case under Chapter 7 of the Bankruptcy Code. On July 3, 2012 the Trustee in the Bankrupt Case filed a motion to approve a June 10, 2012 conditional settlement agreement (the “Settlement Agreement”) entered into between the Trustee on behalf of CDII Trading on the one hand and CDI China, Inc., International Magnesium Group, Inc., China Direct Investments, Inc. and CD International Enterprises, Inc., on the other hand (the “CD Affiliates”).  Under the terms of the Settlement Agreement, the CD Affiliates, jointly and severally, agreed to pay the Trustee $700,000.00, of which, $100,000 was paid upon execution of the Settlement Agreement, $400,000 is payable within 3 business days of the date the Settlement Agreement is approved by the Bankruptcy Court (the “Approval Date”) and $200,000 is payable in six consecutive monthly installments of $33,333.33 beginning on the last day of the month following the Approval Date. Under the terms of the Settlement Agreement, the CD Affiliates will be released of all claims of the Trustee regarding the Bankruptcy Case and will acquire all of CDII Trading’s assets. In the event the CD Affiliates fail to make any payment due under the Settlement Agreement, the Trustee shall be entitled to a judgment of $3,243,000 against the CD Affiliates, jointly and severally. The effectiveness of the Settlement Agreement is conditioned upon its approval by the Bankruptcy Court and the issuance of a bar order against Sunskar, Ltd. and Skaarup Shipping Corporation and their employees, attorney, agents or assigns in any action by them against the CD Affiliates.  The Settlement Agreement also requires the CD Affiliates to provide the Trustee with access to all of the books and records of the CD Affiliates, the Trustee to use commercially reasonable best efforts to obtain Bankruptcy Court approval of the Settlement Agreement and the CD Affiliates to use commercially reasonable best efforts to cooperate with the Trustee.  The Bankruptcy Court has set a hearing date of August 20, 2012 to consider the Trustee’s motion to accept the Settlement Agreement. Except as provided for in the Settlement Agreement, neither our company nor any of our other subsidiaries (collectively, the “Non-Filing Entities”) were part of the Bankruptcy Case.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the information contained in our unaudited consolidated financial statements and footnotes in this report and also in conjunction with our fiscal 2011 Annual Report on Form 10-K, for the year ended September 30, 2011 and our subsequent filings with the Securities and Exchange Commission.

OVERVIEW OF OUR OPERATIONS
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

Our Basic Materials segment engages in the sale and distribution of basic resources within China and the global purchase and sale of industrial commodities which includes mineral ores and non-ferrous metals. In this segment we also sell and distribute a variety of products in China including industrial grade synthetic chemicals, steel products and nonferrous metals. Additionally, within this segment we hold the rights to mining properties and are considering the partial or full sale of our interest in this business.

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

Our Outlook

A significant portion of our business and operations are in China and, accordingly, its national economy plays a significant role in our results of operations. China’s gross domestic product growth (GDP) rate slowed to approximately 7.6%  in the second calendar quarter of 2012, down from 8.1% in the first quarter, as compared to the same period in calendar 2011, which is the lowest rate since the second calendar quarter of 2009 as the European debt crisis and weaker demand has put the global economic recovery in jeopardy and pushed China’s export-driven manufacturing activities to its lowest levels in the past three years. The share of GDP growth from investment for the second quarter of calendar 2012, which includes spending on big ticket infrastructure and property projects, came in at 49.4%, down from 53.2% in the same period in 2011. Furthermore, China’s housing market and particularly its real estate construction market experienced a significant correction due to a tighter regulatory environment, bank lending curbs, and slower demand during fiscal 2012. In response to this slowdown, China’s Central Bank cut the nation’s commercial banks’ reserve requirement ratio by 0.5 percentage point, the first such cut since December 2008, and in June 2012 cut the interest rate twice, in order to provide additional liquidity for commercial lending. This represents a significant shift in China’s economic policy signaling that China has put economic growth at the top of its agenda, rather than concerns about inflation.

During the third quarter of fiscal 2012, the overall economic environment, particularly in China, showed no improvement, and our Basic Materials segment continued to struggle with slower customer demand due to tightened credit conditions in China impacting customer financing needs to purchase our products. We still face a number of challenges in continuing the growth of our business, which is primarily tied to the overall health of the global economy. During the last quarter of fiscal 2012 and into fiscal 2013, we also intend to realign our investments, and streamline and restructure our operations in China, in our Basic Materials segment, as we shift our business and strategic focus in the Basic Materials segment to the expansion of our industrial commodities sourcing and distribution business in the Americas.

Two additional events during the balance of fiscal 2012 have the ability to adversely impact our overall business and operations. The NASDAQ Stock Market notified us of the delisting of our common stock. Our common stock was delisted on July 11, 2012 and is now quoted in the over-the-counter market on the OTCQB Tier of the OTC Markets. This occurrence will make our ability to raise capital in future periods much more difficult and will adversely impact our shareholders’ liquidity in our common stock. The second event is the bankruptcy of our CDII Trading subsidiary which is described in greater detail in our Note18 and in our Liquidity and Capital Resources section later in this section.

 Information on trends impacting our reporting segments follows:

  Magnesium segment.

According to statistics by the General Administration of Customs in China, as published by China Minor Metals , China's export of magnesium and product, fell by approximately 31,000 metric tons in May of 2012, down 9.6% on a year to year basis. The May figure was 10.6% lower than the volume in April of 2012 and is the third consecutive month to see a decline. During the period January 2012 to May 2012, exports totaled approximately 165,000 metric tons, down 5.5% as compared to the same period in 2011.The May 2012 exports were valued at $96.1 million, down 8.1% from May 2011 and down 8.0% from April 2012.For the first five months of calendar 2012, the value of exports stood at $501.6 million, down 3.41% from the same period in calendar 2011.

Our average magnesium sales price over the third quarter of fiscal 2012 was approximately $2,793 per metric ton compared to an average magnesium sales price of approximately $2,765 per metric ton for the third quarter of fiscal 2011. Magnesium prices incrementally improved over the course of fiscal 2011 reflecting an improved worldwide demand pattern, characterized by a gradual increase in prices driven by an increased demand from the global aerospace, automotive and consumer electronics sectors. This was followed by a softening in overall demand beginning in October 2011, which has continued through the third quarter of fiscal 2012, mostly due to renewed concerns over the European debt crisis, tightening credit availability in China forcing domestic competitors to liquidate inventory to raise cash balances and a general slowdown in China manufacturing activities. As a result, we built additional inventory in the quarter in anticipation of an improvement in demand in the second half of calendar 2012.

Based on the current trends and quoting activities, and indications from the economic activities worldwide, we believe that magnesium demand and prices will begin to increase progressively in the second half of calendar 2012 and into 2013. Further, we believe that the long term industry trends for magnesium are favorable and will allow us to rapidly ramp up our production to capitalize on expected growth during fiscal 2013. We intend to continue with our strategic plan to further streamline and consolidate our own production capacity.

     Basic Materials Segment.

During both the third quarter and first nine months of fiscal 2012, we experienced much lower demand than over the same periods in fiscal 2011 primarily due to tightened credit conditions in China impacting our customers' ability to obtain financing to purchase our products. Furthermore, the overall domestic market for our products in the Basic Material segment continued its downtrend in the third quarter of fiscal 2012, resulting in a weaker business environment in both our specialty chemicals and construction steel related sales. For the third quarter of fiscal 2012, revenues from our specialty chemical sales and gross margins were much lower as compared to the same period in fiscal 2011. As a result of the substantial economic slowdown and lack of new sales in the domestic market in China for our specialty chemicals and steel related products, we are currently evaluating the realignment of our capital in these businesses toward our iron ore sourcing and distributions business in the Americas in order to maximize our revenues and cash flow in this segment in fiscal 2013 and in future years.

     In the first quarter of fiscal 2012, we experienced delays in completing a shipment out of Mexico due to a longer than expected timeframe to receive environmental permits needed to process the iron ore to meet our customer’s specifications and necessary export approvals. During the second quarter of fiscal 2012, we applied for and received the required environmental permits to process iron ore, however, we are still waiting for the approval to export. We are also exploring opportunities for domestic sales. Our operations in Chile experienced shipping delays due to a longer than expected timeframe to receive port authority approval to export the iron ore. During the third quarter of fiscal 2012 we also worked to establish new relationships with suppliers/exporters. One of our suppliers/exporters received port authority approval for shipment during the quarter and we expect to begin revenue generation during fiscal 2013. In Bolivia, we established new relationships with a supplier and are working with an engineering specialist to further strengthen our sourcing capabilities and a logistics provider to meet our inland transportation needs.

     Consulting Segment.

We believe demand for our consulting services will remain strong in fiscal 2013. In September of 2011, we launched a marketing initiative for our new One-Stop China Value™  program in an effort to capitalize on the current environment. This program is designed to implement a broad range of strategies to enhance and maximize shareholder value for China-based U.S. public companies. Other marketing plans include sponsoring trade symposiums, investment forums, and forming strategic alliances with industry and trade associations.

In addition to potential transaction fees, we also anticipate receiving additional client fees generated from our ongoing annual service contracts and the addition of prospective clients during fiscal 2013. We expect that revenues from transactional and activity–based fees from our existing clients and our current pipeline of prospects will be sufficient to support our advisory operations in the U.S. We foresee our Consulting segment will remain an important revenue and earnings driver for our future growth in the years to come.

RESULTS of OPERATIONS

Summary of Selected Consolidated Financial Information

The following tables provide certain data on our consolidated results of operations for the three and nine months ended June 30, 2012 and 2011:

	Three Months Ended June 30,
	2012		2011
(Dollars in thousands)	Amount	% of Revenues	Amount	% of Revenues	% Increase (Decrease)
Magnesium segment	$26,540	71%	$25,023	44%	6%
Basic Materials segment	10,649	29%	20,188	35%	(47%)
Consulting segment	86	0%	11,805	21%	(99%)
Consolidated Revenues	$37,275	100%	$57,016	100%	(35%)
Cost of revenues	36,161	97%	49,458	87%	(27%)
Gross profit	1,114	3%	7,558	13%	(85%)

Total operating expenses	3,435	9%	3,004	5%	14%
Total operating (loss) income	$(2,321)	(6%)	$4,554	8%	(151%)

	Nine Months Ended June 30,
	2012		2011
(Dollars in thousands)	Amount	% of Revenues	Amount	% of Revenues	% Increase (Decrease)
Magnesium segment	$70,388	61%	$70,574	49%	0%
Basic Materials segment	34,874	30%	55,781	38%	(37%)
Consulting segment	10,866	9%	18,698	13%	(42%)
Consolidated Revenues	$116,128	100%	$145,053	100%	(20%)
Cost of revenues	102,862	89%	127,739	88%	(19%)
Gross profit	13,266	11%	17,314	12%	(23%)
Other operating income	-	-	-	-
Total operating expenses	9,591	8%	9,360	7%	2%
Total operating income	$3,675	3%	$7,954	5%	(54%)

Analysis of Operating Results by Segment

A summary of our comparative operating results by segment for three months and nine months ended June 30, 2012 and 2011, follows:

Magnesium Segment	Three months ended June 30,		Increase (Decrease)
(Dollars in thousands)	2012	2011

Total revenues	$26,540	$25,023	$1,517
Cost of revenues	25,705	24,395	1,310
Gross profit	835	628	207
Total operating expenses	1,524	752	772
Operating (loss)	$(689)	$(124)	$(565)

Magnesium Segment	Nine months ended June 30,		Increase (Decrease)
(Dollars in thousands)	2012	2011

Total revenues	$70,388	$70,574	$(186)
Cost of revenues	68,732	68,914	(182)
Gross profit	1,656	1,660	(4)
Total operating expenses	3,363	2,803	560
Operating (loss)	$(1,707)	$(1,143)	$(564)

Basic Materials Segment	Three months ended June 30,		Increase (Decrease)
(Dollars in thousands)	2012	2011

Total revenues	$10,649	$20,188	$(9,539)
Cost of revenues	10,181	18,972	(8,791)
Gross profit	468	1,216	(748)
Total operating expenses	489	1,001	(512)
Operating (loss) income	$(21)	$215	$(236)

Basic Materials Segment	Nine months ended June 30,		Increase (Decrease)
(Dollars in thousands)	2012	2011

Total revenues	$34,874	$55,781	$(20,907)
Cost of revenues	33,490	52,344	(18,854)
Gross profit	1,384	3,437	(2,053)
Total operating expenses	1,646	2,681	(1,035)
Operating (loss) income	$(262)	$756	$(1,018)

Consulting Segment	Three months ended June 30,		Increase (Decrease)
(Dollars in thousands)	2012	2011

Total revenues	$86	$11,805	$(11,719)
Cost of revenues	275	6,091	(5,816)
Gross profit	(189)	5,714	(5,903)
Total operating expenses	1,423	1,251	172
Operating (loss) income	$(1,612)	$4,463	$(6,075)

Consulting Segment	Nine Months ended June 30,		Increase (Decrease)
(Dollars in thousands)	2012	2011

Total revenues	$10,866	$18,698	$(7,832)
Cost of revenues	640	6,481	(5,841)
Gross profit	10,226	12,217	(1,991)
Total operating expenses	4,582	3,876	706
Operating income	$5,644	$8,341	$(2,697)

Consolidated Revenues

Revenues in the third quarter of fiscal 2012 decreased by 34.6%, as compared to the same period in fiscal 2011, primarily due to a 47.3% decrease in revenues from the Basic Materials segment resulting from economic slowdown in China and a substantial drop in sales coupled with no revenues from the Consulting segment due to the cyclical nature of the consulting business during the quarter, offset by a 6% increase in revenues from our Magnesium segment. For the first nine months of fiscal 2012, our revenues decreased by 19.9%, as compared to the same period in fiscal 2011 as a result of a decrease in revenues of 37.5% within our Basic Materials segment and a decrease in revenues of 41.9% within our Consulting segment, where our revenues from the addition of two new clients in the first two quarters of fiscal 2012 were approximately half of the revenues earned during the comparable period in fiscal 2011 based on the scope of consulting services rendered, and essentially flat revenues in our Magnesium segment.

Revenues by Segment

Our Magnesium segment sold and distributed approximately 8,894 metric tons of magnesium, including 128 metric tons of magnesium powder, generating revenues of $26.5 million for the third quarter of fiscal 2012, as compared to 9,049 metric tons, including 1,051metric tons of magnesium powder, for revenues of $25.0 million in the same period of fiscal 2011. The average selling price of our magnesium for ingot and powder sales, excluding processing fees, in the third quarter of fiscal 2012 increased by 1.0% while volume decreased by 1.7%, resulting in slightly higher revenues for the quarter. Included in the $26.5 million for the third quarter of fiscal 2012 was approximately $1.7 million in processing fees which is a new source of revenue in this quarter for the Magnesium segment. If we consider the processing fees into the average selling price for our magnesium, our average sales price for the third quarter of fiscal 2012 would have increased by approximately 8.0%. During the quarter we continued to build inventory and reduced trading activity in anticipation of a strengthening in demand and prices for magnesium in second half of calendar 2012. For the first nine months of fiscal 2012, our Magnesium segment sold and distributed approximately 24,568 metric tons of magnesium, generating revenues of $70.4 million, as compared to 27,580 metric tons on revenues of $70.6 million in the same period of fiscal 2011. The average selling price, excluding processing fees, for our Magnesium segment for the first nine months of fiscal 2012 increased by 8.9% while volume decreased by 10.9%, resulting in a decrease of less than 0.3% in sales revenues.

Our Basic Materials segment generated revenues of $10.6 million in the third quarter of fiscal 2012 and $34.9 million for the first nine months of fiscal 2012, as compared to $20.2 million and $55.8 million, respectively, for the same periods in fiscal 2011. The decrease in revenues of $9.5 million and $20.9 million for the third quarter and first nine months of fiscal 2012, respectively, were primarily due to lower sales volumes from our construction steel related products due to reduced demand caused by slower construction expansion and tightened credit conditions in China impacting our customers' ability to obtain financing to purchase our products.

Our Consulting segment revenues primarily consist of consulting and advisory service fees we received from certain publicly traded U.S. companies with their primary business operations located in the PRC, and we receive a fixed number of shares of their marketable securities or fees from those client companies, including both recurring and one-time transaction fees for services we provide to clients. Consulting segment revenues vary from period to period depending upon the timing, nature and scope of services we provide to a particular client. Our Consulting segment generated less than $0.1 million in revenues during the third quarter of fiscal 2012, as compared to $11.8 million in the same period of fiscal 2011, because there were no new client additions during the quarter as opposed to new clients added during the same period in fiscal 2011. Both of our two new clients in fiscal 2012 were added during the first and second quarter of fiscal 2012. For the first nine months of fiscal 2012, our consulting revenues decreased by 41.9%, to $10.9 million, as compared to the same period in fiscal 2011, primarily due to the scope of consulting and transactional services provided to the two new clients when compared with the additional consulting services rendered to new clients during the same period in fiscal 2011.

Consolidated Gross Profit

Our gross profit in the third quarter of fiscal 2012 decreased 85.3% as compared to the same period in fiscal 2011. For the first nine months of fiscal 2012 our gross profit decreased 23.4% as compared to same period in fiscal 2011. Our gross profit margin decreased to 3.0% in the third quarter of fiscal 2012 and to 11.4% for the first nine months of fiscal 2012, as compared to 13.3% and 11.9%, respectively, for the same periods in fiscal 2011. The decrease in gross profit was primarily due to decreases in our sales revenues from our Basic Materials segment.

Gross Profit by Segment

Gross profit in the third quarter of fiscal 2012 for our Magnesium segment increased 33.1% from the comparable period in fiscal 2011, with a gross profit margin of 3.1% as compared to 2.5% for same period in fiscal 2011. The increase in gross profit for the third quarter of fiscal 2012 was primarily due to a 6.1% increase in sales revenue offset by a cost of revenue increase of 5.4%, including lower depreciation expense from a change to units of production method to reflect allocation of costs in the production cycle, as compared to the same period in fiscal 2011. As described in Note 3 to the consolidated financial statements appearing elsewhere in this report, during the second quarter of 2012, we changed our depreciation method in the Magnesium segment from straight-line to units of production to better reflect the allocation of costs to the production cycle given the production capacity available and capital investment committed to this segment. We believe that the resulting change in our gross profit margins in the Magnesium segment will better reflect the economics of our production cycle, and our depreciation expense will be allocated to actual units produced and production costs generated by this segment. Gross profit for the first nine months of fiscal 2012 decreased by 0.2% from the comparable period in fiscal 2011, while gross profit margin remained the same at 2.4%, for both periods in fiscal 2012 and 2011, primarily due to slightly lower sales revenues, as previously discussed.

The gross profit and margins for our Basic Materials segment was negatively impacted during both the third quarter and first nine months of fiscal 2012 by lower sales revenues from our CDI Beijing subsidiary that sells and distributes steel related products, including reinforcing steel bars and other industrial related commodities, primarily due to tightened credit conditions in China impacting our customers' ability to obtain financing to purchase our products.

Gross profit in our Consulting segment for the third quarter of fiscal 2012 was not comparable to the same period in fiscal 2011, primarily due to timing and scope of consulting services derived from additions of new clients and the impact of fees derived from marketable securities received for such services, as discussed above. Gross profit in our Consulting segment for the first nine months of fiscal 2012 decreased 16.3% while the gross margin improved to 94.1%, for an increase of 29.0 percentage points over the same period in fiscal 2011 primarily due to lower cost of revenues for this segment during the first nine months of fiscal 2012.

Total Operating Expenses

Total operating expenses, net of other operating income, increased by $0.4 million, or 14.4%, in the third quarter of fiscal 2012, as compared to the same period in fiscal 2011. For the first nine months of fiscal 2012, our operating expenses, net, increased by 2.5% to $9.6 million, as compared to the same period in fiscal 2011. The increases in both of these periods were primarily due to higher general and administrative expenses in the Consulting and Magnesium segments. During the first nine months of fiscal 2011, we collected approximately $0.4 million from a customer for manufacture processing fees we previously discharged as a bad debt within our Magnesium segment and recognized it as other operating income with no comparable other operating income for the third quarter and first nine months of fiscal 2012.

Operating Expenses by Segment

Operating expenses in our Magnesium segment during the third quarter of fiscal 2012 increased by $0.8 million as compared to the same period in fiscal 2011 primarily due to higher selling, general and administrative expenses resulting from the additions of the costs associated with Golden Trust and Lingshi Magnesium and higher employee benefit expenses. For the first nine months of fiscal 2012, operating expenses in this segment increased by 20.0%, as compared to the same period in fiscal 2011 primarily due to higher selling, general and administrative expenses as a result of these acquisitions.

Operating expenses in our Basic Materials segment for the third quarter of fiscal 2012 decreased 51.2% and 38.6%, respectively, as compared to the same periods in fiscal 2011, primarily due to lower selling, general and administrative expenses resulting from much lower sales demand for products.

Operating expenses in our Consulting segment for the third quarter of fiscal 2012 increased 13.7% as compared to the same period in fiscal 2011, primarily due to travel related and general and administrative expenses incurred in serving our client base for both our U.S. headquarters and China-based operations, and executive management. For the first nine months of fiscal 2012 our operating expenses increased 18.2% as compared to the same period in fiscal 2011 primarily due to higher general and administrative expenses incurred in serving our current client base and prospecting for new clients. Operating expenses in our Consulting segment also include our general corporate operating expenses.

Income Taxes

Federal income taxes for the three and nine months ended June 30, 2012 amounted to a $0.7 million tax benefit and an income tax expense of $0.9 million, respectively. For the first nine months of fiscal 2012 our effective tax rate was approximately 24.0%, as compared to 1.6%, for the same period in fiscal 2011.

Net (loss) income

Net loss in the third quarter of fiscal 2012 amounted to $1.8 million as compared to net income of $4.2 million for the same period in fiscal 2011, primarily due to a decrease of $6.9 million in consolidated operating income partially offset by an income tax benefit of $0.7 million. Net income for the first nine months of fiscal 2012 amounted to $3.0 million, as compared to $7.4 million for the same period in fiscal 2011, primarily due to a decrease of $4.3 million in consolidated operating income and  income tax expense of $0.9 million.

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

RECONCILIATION OF NET INCOME FROM OPERATIONS TO EBITDA
(Unaudited)

	Three Months Ended June 30,
(Dollars in thousands)	2012	2011	Increase (Decrease)	% change
Net (loss) income from operations	$(1,754)	$4,204	$(5,958)	(142%)
Interest expense, net	437	119	318	267%
Income tax (benefit) expense	(693)	53	(746)	n/m
Depreciation	677	990	(313)	(32%)
Amortization	-	86	(86)	(100%)

EBITDA from operations	$(1,333)	$5,452	$(6,785)

By Segment:

Magnesium	$(384)	$204	$(588)	(289%)
Basic Materials	(300)	839	(1,139)	(177%)
Consulting	(649)	4,409	(5,058)	(115%)
EBITDA from operations	$(1,333)	$5,452	$(6,785)

n/m= not meaningful

	Nine Months Ended June 30,
(Dollars in thousands)	2012	2011	Increase (Decrease)	% change
Net income from operations	$2,949	$7,354	$(4,405)	(60%)
Interest expense, net	357	186	171	92%
Income tax expense	931	121	810	n/m
Depreciation	2,063	2,850	(787)	(28%)
Amortization	157	132	25	19%

EBITDA from operations	$6,457	$10,643	$(4,186)

By Segment:

Magnesium	$(302)	$1,500	$(1,802)	(120%)
Basic Materials	(749)	676	(1,425)	(211%)
Consulting	7,508	8,467	(959)	(11%)
EBITDA from operations	$6,457	$10,643	$(4,186)

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. As of June 30, 2012 our working capital amounted to $30.6 million, for a decrease of $14.2 million, as compared to $44.8 million as of September 30, 2011. We rely upon cash generated from our operations, advances from related parties and capital raised through equity sales to fund our operations. Other than the amounts required to fund the settlement agreement we entered into in the bankruptcy case involving CDII Trading discussed below, we do not anticipate any major capital expenditures and expect that our working capital and cash flow from operations will be sufficient to sustain our operations over the next twelve months.

Our cash balance as of June 30, 2012 amounted to $4.1 million, a decrease of $8.4 million, as compared to September 30, 2011. During the first nine months of fiscal 2012, we had cash outflow of $7.1 million used in operating activities, and $6.0 million for new acquisitions and capital expenditures in investing activities offset by cash inflows of $1.8 million from cash acquired in acquisitions, and $0.9 million from net cash proceeds on sale of marketable securities available-for-sale coupled with net cash provided by financing activities of $0.5 million, before considering a $1.5 million non-cash favorable effect of exchange rate on cash.

Certain events may have a negative impact on our liquidity position during coming quarters:

On March 9, 2012, our commodity trading subsidiary, CDII Trading, filed for voluntary bankruptcy protection under Chapter 11 in the United States Bankruptcy Court for the Southern District of Florida. On April 11, 2012, the bankruptcy judge issued an order converting the case under Chapter 11 to a case under Chapter 7 which would require liquidation of this subsidiary. For the third quarter of fiscal 2012 and nine months ended June 30, 2012, CDII Trading had a net operating loss of $0.1 million and $0.3 million, respectively, which was included in our consolidated statement of operations. We do not expect this bankruptcy filing to have a material impact on our consolidated financial position and operations since this subsidiary has assets of approximately $1.1 million, and liabilities of $2.3 million with accumulated deficit of $1.2 million as of June 30, 2012. CDII Trading's assets are comprised primarily of prepayments to suppliers of iron ore minerals, and it uses loans from other affiliates to fund these prepayments and its operations for the iron ore minerals. A settlement agreement was reached on June 10, 2012 subject to Bankruptcy Court approval which is expected on August 20, 2012. However, prior to approval the Bankruptcy Court will conduct hearings with all parties, which may prolong the approval date based on the claims filed, including those related to the Sunskar litigation discussed in Note 18 to our consolidated financial statements appearing elsewhere herein. Except as provided for in the settlement agreement discussed in Note 18, neither our company nor any of our other subsidiaries were part of the Bankruptcy Case. Assuming approval of the settlement agreement by the Bankruptcy Court, we estimate the liquidity impact of the bankruptcy agreement at this time to be approximately $700,000, excluding legal expenses, which we have established a reserve in our consolidated financial statements. The ultimate outcome of the bankruptcy and litigation claims proceedings related to Sunskar cannot be predicted at this time, and thus the ultimate liquidity impact resulting from closure of the legal claims cannot be estimated.

In addition, as disclosed later in this report, delisting of our common stock from The NASDAQ Stock Market was a trigger event under the designations, rights and preferences of our Series A convertible preferred stock which entitles the holders to require us to redeem the shares for cash upon notice to us. The redemption price is the greater of two formulas at the option of the holder(s). Any amounts we are required to pay will have the effect of reducing our working capital in future periods.

We may need to raise additional working capital to fund expected growth in our Magnesium segment and our industrial commodities business. Following the delisting of our common stock NASDAQ in July 2012 our common stock is now quoted in the over-the-counter markets on the OTCQB Tier of the OTC Markets. The OTC Markets is an inter-dealer, over-the-counter market that provides generally significantly less liquidity than The NASDAQ Stock Market or any other national or regional exchange. Securities traded on the OTC Markets typically have fewer market makers and are not followed by analysts. The SEC's order handling rules, which apply to NASDAQ-listed securities, do not apply to securities quoted on the OTC Markets. The quotation of our shares on the OTC Markets may result in a less liquid market available for existing and potential shareholders to trade shares of our common stock, could depress the trading price of our common stock and could have a long-term adverse impact on our ability to raise capital in the future. In that event, our ability to grow may be severely limited until the capital markets are more readily accessible.

We maintain cash and cash equivalents in the United States and China. At June 30, 2012 and September 30, 2011, bank deposits by geographic area, were as follows (dollars in thousands):

Country	June 30, 2012		September 30, 2011
United States	$0.551	13.3%	$3,909	31.1%
China	3.587	86.7%	8,654	68.9%
Total cash and cash equivalents	$4.138	100.0%	$12,563	100.0%

As of June 30, 2012, a substantial portion of our cash balance, 86.7%, was in the form of RMB held in bank accounts at financial institutions located in the PRC. Cash held in banks in the PRC is not insured. The value of cash on deposit in China of $3.6 million at June 30, 2012 has been converted based on the exchange rate as of June 30, 2012.

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

Analysis of Cash Flows

In the first nine months of fiscal 2012, our net decrease in cash amounted to $8.4 million, which was comprised of $7.1million used in operating activities, $3.3 million used in investing activities, offset by $0.5 million provided by financing activities and $1.5 million from non-cash favorable effect of prevailing exchange rate on our cash position.

Cash Used in Operating Activities

Net cash used in operating activities for the first nine months of fiscal 2012 amounted to $7.1 million. The decrease was primarily due to an increase of $3.6 million in raw materials inventory for our Magnesium segment due to lower shipment and sales of magnesium ingots and powder, excluding inventory acquired in acquisitions, an increase of $4.8 million in accounts payable due to purchases on account, an increase of $4.8 million in prepaid expenses and other assets primarily in our Magnesium segment and also for iron ore in South America for our Basic Materials segments, and a reconciliation of non-cash revenues of $10.7 million in fair value of equity securities received for consulting services we provided to our clients which was partially offset by $2.1 million in accounts receivable primarily related to our Consulting segment, and $10.2 due to collections on accounts receivable, including related parties, in the Magnesium segment.

Net cash used in operating activities for the nine month period ended June 30, 2011 amounted to $5.8 million, primarily comprised of $18.2 million as a non-cash adjustment to net income for marketable securities available for sale we received for our consulting services, a decrease of $5.8 million used for inventories, and $4.0 million used for prepaid expenses and other assets. The cash outflows were partially offset by an increase of $7.4 million in net income, $9.2 million as a non-cash adjustment to net income including $6.4 million of marketable securities we paid for services, and $2.9 million in depreciation cost, an increase of $3.2 million in our accounts payable and accrued expenses, $1.1 million in accounts and other payable – related party, and $1.0 million in other payable.

Cash Used in Investing Activities

Net cash used in investing activities for the first nine months of fiscal 2012 amounted to $3.3 million, which was primarily due to $4.5 million paid for Magnesium segment acquisitions and $1.5 million for purchases of property and equipment in the Magnesium segment, partially offset by $1.8 million in cash acquired from acquisitions of Golden Trust and Lingshi Magnesium, and $0.9 million from sales of marketable securities available-for-sale within our Consulting segment,.

Net cash used in investing activities for the nine month period ended June 30, 2011 amounted to $1.7 million, primarily as a result of $2.5 million used for purchases of plant, property, and equipment, partially offset by $0.8 million provided by net proceeds from the sales of marketable securities available-for-sale.

Cash Provided by Financing Activities

Net cash provided by financing activities for the first nine months of fiscal 2012 amounted to approximately $0.5 million primarily due to $0.9 million in loans proceeds and an increase of $0.2 million in capital contribution from non-controlling interest owners, partially offset by an increase in restricted cash of $0.6 million.

Net cash provided by financing activities for the nine month period ended June 30, 2011 amounted to $6.6 million, primarily due to an increase of $4.0 million provided by a release from our restricted cash account, $3.9 million provided by net proceeds from the sales of our common stock, and $1.7 million provided by capital contributions from our non-controlling interest owners, partially offset by a decrease of $2.9 million used to pay down our loans payable.

Series A Preferred Stock and Related Dividends

As of June 30, 2012, 1,006 shares of Series A Preferred remained outstanding. During the first nine months of fiscal 2012 we paid dividends of $20,130 in cash and $40,260 in the form of 87,641 shares of our common stock. In addition, the July 11, 2012 delisting of our common stock from the NASDAQ Stock Market constituted a “trigger event” in the designations, rights and preferences of this series of stock which entitled the holders to redeem the preferred stock at a premium or, in lieu thereof, require us to reduce the conversion price-See Part II, Item 3.

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

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results when ultimately realized could differ from those estimates. Significant estimates in the third quarter of fiscal 2012 and the same period in 2011 include the allowance for doubtful accounts of accounts receivable, stock-based compensation, and the useful life of property, plant and equipment.

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

In January 2009, the FASB issued FSP EITF 99-20-1 (ASC 325-40) to amend the impairment guidance in EITF Issue No. 99-20 in order to achieve more consistent determination of whether other-than-temporary impairment has occurred. This FSP amended EITF 99-20 to more closely align the other-than-temporary impairment guidance therein to the guidance in ASC 320, 10-35-31. Retrospective application to a prior interim or annual period is prohibited.

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

Comprehensive income

We follow ASC 205, “Presentation of Financial Statements,” and ASC 220, “Reporting Comprehensive Income,” to recognize the elements of comprehensive income. Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive income for the third quarter of fiscal 2012 and 2011 included net income, foreign currency translation adjustments, unrealized gains or losses on available-for-sale marketable securities, net of income taxes, and unrealized gains or losses on available-for-sale marketable securities -related party, net of income taxes.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act of 1934 that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, or CEO, and our Chief Financial Officer, CFO, to allow timely decisions regarding required disclosure. Our management believes that our disclosure controls and procedures provide a reasonable level of assurance of achieving their objectives. Our management does not expect, however, that our disclosure controls and procedures will prevent all errors or fraud. A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

Management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2012. Based on that evaluation solely as a result of continuing significant deficiencies in our internal control over financial reporting identified in our 2011 Annual Report on Form 10-K for the fiscal year ended September 30, 2011, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were not effective as of June 30, 2012.

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

Changes in Internal Control

There were no changes in our internal control over financial reporting identified in connection with the evaluation of our controls performed during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

Our wholly owned subsidiary CDII Trading and our company are involved in the following litigation with Sunskar, Ltd. and its agents (“Sunskar”):

Sunskar filed a petition, as amended, to compel our company and CDII Trading to arbitration in accordance with the Federal Arbitration Act, 9 U.S.C. §1, et seq. and New York Convention, 9 U.S.C. §201, et. seq. in the U.S. District Court for the Southern District of New York (Case No. 11CV2499) (the “New York District Court Litigation”). The petition alleges that CD Industries and CDII Trading breached an agreement for the charter of a vessel owned by Sunskar and seeks damages in excess of $1,000,000 as a result of our alleged breach of the agreement. On November 3, 2011, the Court issued an order granting Sunskar’s petition to compel arbitration against CDII Trading, denied the petition to compel arbitration against CD Industries and stayed the federal court action pending completion of the arbitration.

A maritime arbitration proceeding was brought by Sunskar against CDII Trading in New York, New York under the Maritime Arbitration Rules seeking an award of Sunskar’s attorney’s fees and costs incurred in the District Court action of $67,845 and damages and attorney’s fees and arbitration costs of $1,077,308 (the “Arbitration Claim”). On February 8, 2012, the panel in the arbitration proceeding found that Sunskar had presented a prima facie case of repudiation of contract and its entitlement to damages against CDII Trading. The panel noted Sunskar’s claim for damages, interest, fees and costs exceeds $1 million and directed CDII Trading to post security in the amount of $850,000 in a form reasonably acceptable to Sunskar no later than March 9, 2012 as a source of funds in the event Sunskar is successful on the merits.

CDII Trading and Alex Friedberg filed an action against David Christian Wold, Sunskar and Skaarup Shipping Corporation in the U.S. District Court for the Southern District of Florida (Case No.12-60547-CIV-DIMITROULEAS/SNOW) alleging that they made fraudulent and negligent misrepresentations to CDII Trading and Friedberg in regards to the charter of a vessel owned by Sunskar. On May 23, 2012 the District Court entered an order approving CDII Trading’s notice of voluntary dismissal without prejudice in this case and on August 9, 2012 the District Court granted the defendants motion to dismiss or to compel arbitration and stay the action or, alternatively, for transfer of venue to the New York District Court Litigation and dismissed the case without prejudice if Mr. Friedberg seeks to file an amended complaint on or before August 17, 2012.  In the event Mr. Friedberg does not file an amended complaint, the Court will dismiss the action with prejudice and close the case. The Court will retain jurisdiction to entertain a motion for sanctions.

On March 9, 2012, CDII Trading filed a voluntary petition in the United States Bankruptcy Court in the Southern District of Florida for relief under Chapter 11 of title 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the case In re CDII Trading, Inc., Case No. 12-15810 JKO (the “Bankruptcy Case”). CDII Trading’s filing of its voluntary petition operated as a stay of the continuation of the New York District Court Litigation and the Arbitration Claim. On April 11, 2012 the Chapter 11 bankruptcy case was converted to a case under Chapter 7 of the Bankruptcy Code. On July 3, 2012 the Trustee in the Bankrupt Case filed a motion to approve a June 10, 2012 conditional settlement agreement (the “Settlement Agreement”) entered into between the Trustee on behalf of CDII Trading on the one hand and CDI China, Inc., International Magnesium Group, Inc., China Direct Investments, Inc. and CD International Enterprises, Inc., on the other hand (the “CD Affiliates”). Under the terms of the Settlement Agreement, the CD Affiliates, jointly and severally, agreed to pay the Trustee $700,000.00, of which, $100,000 was paid upon execution of the Settlement Agreement, $400,000 is payable within 3 business days of the date the Settlement Agreement is approved by the Bankruptcy Court (the “Approval Date”) and $200,000 is payable in six consecutive monthly installments of $33,333.33 beginning on the last day of the month following the Approval Date. Under the terms of the Settlement Agreement, the CD Affiliates will be released of all claims of the Trustee regarding the Bankruptcy Case and will acquire all of CDII Trading’s assets. In the event the CD Affiliates fail to make any payment due under the Settlement Agreement, the Trustee shall be entitled to a judgment of $3,243,000 against the CD Affiliates, jointly and severally. The effectiveness of the Settlement Agreement is conditioned upon its approval by the Bankruptcy Court and the issuance of a bar order against Sunskar, Ltd. and Skaarup Shipping Corporation and their employees, attorney, agents or assigns in any action by them against the CD Affiliates.  he Settlement Agreement also requires the CD Affiliates to provide the Trustee with access to all of the books and records of the CD Affiliates, the Trustee to use commercially reasonable best efforts to obtain Bankruptcy Court approval of the Settlement Agreement and the CD Affiliates to use commercially reasonable best efforts to cooperate with the Trustee. The Bankruptcy Court has set a hearing date of August 20, 2012 to consider the Trustee’s motion to accept the Settlement Agreement. Except as provided for in the Settlement Agreement, neither our company nor any of our other subsidiaries were part of the Bankruptcy Case.

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

The delisting of our common stock from The NASDAQ Stock Market will likely have adverse consequence to the liquidity and trading price of our common stock in future periods.

On July 11, 2012, our common stock began trading on the OTCQB tier of the OTC Markets following the NASDAQ Listing Qualifications Panel’s July 9, 2012 determination to delist our common stock from The NASDAQ Stock Market based upon public interest concerns.  The OTC Markets is an inter-dealer, over-the-counter market that provides generally significantly less liquidity than The NASDAQ Stock Market or any other national or regional exchange. Securities traded on the OTC Markets typically have fewer market makers and are not followed by analysts. The SEC's order handling rules, which apply to NASDAQ-listed securities, do not apply to securities quoted on the OTC Markets. The quotation of our shares on the OTC Markets may result in a less liquid market available for existing and potential shareholders to trade shares of our common stock, could depress the trading price of our common stock and could have a long-term adverse impact on our ability to raise capital in the future.

In addition, since our common stock trades at less than $5.00, it may be considered a "penny stock," and trading in our common stock is subject to the requirements of Rule 15g-9 under the Exchange Act. Under this rule, broker/dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements. The broker/dealer must make an individualized written suitability determination for the purchaser and receive the purchaser's written consent prior to the transaction. SEC regulations also require additional disclosure in connection with any trades involving a "penny stock," including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and its associated risks. These requirements severely limit the liquidity of securities in the secondary market because few broker or dealers are likely to undertake these compliance activities.

If the Bankruptcy Court does not approve the settlement agreement in the CDII Trading bankruptcy, or if we fail to honor the terms of the settlement agreement, our financial condition in future periods could be material adversely impacted.

Under the terms of the settlement agreement we entered into July 2012 with the trustee in the CDII Trading bankruptcy, we agreed to pay the trustee $700,000, of which, $100,000 was paid upon execution of the settlement agreement, $400,000 is payable within three business days of the date the settlement agreement is approved by the Bankruptcy Court and $200,000 is payable in six consecutive equal monthly installments beginning on the last day of the month following the date the settlement agreement is approved. We have reserved $700,000 in our financial statements at June 30, 2012 to provide for the balance of these possible payments. In the event the we fail to make any payments when due under the settlement agreement assuming it is approved, the trustee will be entitled to a judgment of $3,243,000 against us. The effectiveness of the settlement agreement is conditioned upon its approval by the Bankruptcy Court and the issuance of a bar order against Sunskar, Ltd. and Skaarup Shipping Corporation and their employees, attorney, agents or assigns in any action by them against us. The Bankruptcy Court has set a hearing date of August 20, 2012 to consider the trustee’s motion to accept the settlement agreement. If the Bankruptcy Court were to fail to approve the settlement agreement, and if the court were to award Sunskar, Ltd. the full amount of its claims, that amount, together with the bankruptcy administrative fees and costs, would have a material adverse effect on our financial condition in future periods. In addition, if the settlement agreement is approved, of which there are no assurances, and we should fail to honor the terms of the agreement, we could be subject to a judgment and additional costs and fees associated with this matter which would also have a material adverse effect on our financial condition in future periods.

If we are required to redeem our outstanding shares of Series A convertible preferred stock, our liquidity will be adversely impacted in future periods.

Following the July 2012 delisting of our common stock from The NASDAQ Stock Market, the holders of the shares of our Series A convertible preferred stock with a stated value of $1,006,250 were entitled to notice of such event, which is referred to as a “trigger event” in the designations, rights and preferences of this series of stock. This trigger event entitles the holders to request that we redeem the shares at a price per share equal to the sum of :

•           the greater of (a) 125% of the conversion amount and (b) the product of (i) the conversion rate in effect at the time as the holder delivers a notice of redemption to us and (ii) the greatest closing sale price of the common stock beginning on the date immediately preceding such event of default and ending on the date the holder delivers the notice of redemption,

•           the make-whole additional amount per preferred share being redeemed; and

•           default interest at the rate of 1.5% per month.

We do not know if any holder will exercise its right to require us to redeem the shares of Series A convertible preferred stock, or, if a redemption is exercised and we do not redeem the shares, require us to adjust the conversion price of the Series A convertible preferred stock. At the holder’s option, the holder may also choose to continue to hold the shares of Series A convertible preferred stock so as to take advantage of the 8% annual dividend or convert the shares into shares of our common stock. In the event we are required to redeem the shares of Series A convertible preferred stock our liquidity in future periods will be materially and adversely impacted. If the holders choose to convert the shares into shares of our common stock, the issuance of the shares will be dilutive to our existing common stockholders.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On June 6, 2012, we issued 180,494 shares of our common stock valued at $0.35 per share for a total of $63,173 to Zhidong Zhao for legal services provided. These shares of our common stock were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act. In addition, the recipient of our shares was a sophisticated investor and had access to information normally provided in a prospectus regarding us. In addition, the recipient of these shares had the necessary investment intent as required by Section 4(2) since he agreed to allow us to include a legend on the shares stating that such shares are restricted pursuant to Rule 144 of the Securities Act of 1933. These restrictions ensure that these shares would not be immediately redistributed into the market and therefore not be part of a "public offering." Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act of 1933 for the above transaction.

Item 3.	Defaults Upon Senior Securities.

Following the July 2012 delisting of our common stock from The NASDAQ Stock Market, the holders of the shares of our Series A convertible preferred stock with a stated value of $1,006,250 were entitled to notice of such event, which is referred to as a “trigger event” in the designations, rights and preferences of this series of stock. This trigger event entitles the holders to request that we redeem the shares at a price per share equal to the sum of:

•           the greater of (a) 125% of the conversion amount and (b) the product of (i) the conversion rate in effect at the time as the holder delivers a notice of redemption to us and (ii) the greatest closing sale price of the common stock beginning on the date immediately preceding such event of default and ending on the date the holder delivers the notice of redemption, and

•           the make-whole additional amount per preferred share being redeemed; and

•           default interest at the rate of 1.5% per month.

If we do not pay the redemption price within five business days of the receipt of notice from the holders of their election to redeem the shares, the holders may, in lieu of redemption, require us to adjust the conversion price of the Series A convertible preferred stock from the current price of $1.80 per share to an amount equal to the lesser of (a) the conversion price in effect on the date the redemption notice is delivered to us and (b) the lowest weighted average price of our common stock during the period beginning on the date the redemption notice is delivered to us and ending on date the notice requiring us to adjust the conversion price of the shares is delivered to us.

We did not timely provide this notice, but such notice has subsequently been delivered to the holders. We do not know if any holder will exercise its right to require us to redeem the shares of Series A convertible preferred stock, or, if we do not redeem the shares, or require us to adjust the conversion price of the Series A convertible preferred stock. At the holder’s option, the holder may also choose to continue to hold the shares of Series A convertible preferred stock so as to take advantage of the 8% annual dividend or convert the shares into shares of our common stock.

Item 4.	Mine Safety Disclosures

Not applicable to our company.

Item 5.	Other Information.

Item 6.	Exhibits.

Exhibit No	Description
3.2	Bylaws, as amended (incorporated herein by reference to Exhibit 3.2 filed as a part of the Company’s Form 10-Q filed with the Commission on August 8, 2008 (Commission File No. 001-33694)).
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
Form of Restricted Stock Agreement for awards to Directors under the Company’s 2008 Non-Executive Stock Incentive Plan (incorporated herein by reference to Exhibit 10.27 filed as a part of the Company’s Form 10-Q filed with the Commission on August 8, 2008 (Commission File No. 001-33694)).

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

10.34	+
Separation Agreement between China Direct Industries, Inc. and Andrew Wang dated as of December 23, 2009 (incorporated herein by reference to Exhibit 10.2 as part of the Company’s Current Report on Form 8-K filed with the Commission on December 23, 2009 (Commission File No. 001-33694)).

10.35
Equity Transfer Agreement dated July 13, 2010 entered into among CDI China, Inc., Pine Capital Enterprises, Inc., Taiyuan Yiwei Magnesium Industry Co., Ltd. and Taiyuan Ruiming Yiwei Magnesium Industry Co., Ltd. (incorporated herein by reference to Exhibit 10.1 as part of the Company’s Current Report on Form 8-K filed with the Commission on July 15, 2010 (Commission File No. 001-33694)).

10.36
Amendment dated July 20, 2010 to Equity Transfer Agreement dated July 13, 2010 entered into among CDI China, Inc., Pine Capital Enterprises, Inc., Taiyuan Yiwei Magnesium Industry Co., Ltd. and Taiyuan Ruiming Yiwei Magnesium Industry Co., Ltd.

10.37
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

10.38
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

10.40		“At-the-Market” Program Agreement between China Direct Industries, Inc. and Global Hunter Securities, LLC dated February 14, 2011.
10.41
Stock Transfer Agreement dated May 6, 2011 between CDI China, Inc. and Kong Tung and Hui Dong (Incorporated herein by reference to Exhibit 10,1 as part of the Company?痵 Form 8-K as filed with the Commission on May 12, 2011).

10.42
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

10.50	+
Management Agreement dated August 30, 2011 among China Direct Industries, Inc., CDI China Inc., Yuwei Huang and Kong Tung (Incorporated herein by reference to Exhibit 10.4 as part of the Company’s Form 8-K as filed with the Commission on September 6, 2011 (Commission File No. 001-33694)).

10.51
Third Amendment to Lease between 431 Fairway Associates, LLC and China Direct Industries, Inc. dated November 29, 2011 (incorporate herein by reference to Exhibit 10.50 as part of the Company’s Annual Report on Form 10-K filed with the Commission on December 23, 2011).

10.52
Equity Transfer Contract Amendment dated January 12, 2012 among CDI China, Inc., Marvelous Honor Holding Inc., Lianling Dong, Ping Liu, Jianzhong Ju, Lifei Huang, Xumin Cui, Golden Trust Magnesium Industry Co. Ltd. and Kong Tung (incorporated herein by reference to Exhibit 10.1 as part of the Company’s Current Report on Form 8-K filed with the Commission on January 13, 2012).

10.53
Equity Transfer Contract Amendment dated January 12, 2012 among CDI China, Inc.; Mr. Yuwei Huang, Mr. Xumin Cui; and Golden Trust Magnesium Industry Co. Ltd. (incorporated herein by reference to Exhibit 10.2 as part of the Company?痵 Current Report on Form 8-K filed with the Commission on January 13, 2012).

10.54
Equity Transfer Contract Amendment dated January 12, 2012 among Taiyuan Ruiming Yiwei Magnesium Industry Co. Ltd., Taiyuan Yiwei Magnesium Industry Co., Ltd., Lingshi Xinghai Magnesium Industry Co. Ltd., China Direct Industries, Inc., Pine Capital Enterprises, Inc. and Yuwei Huang. (incorporated herein by reference to Exhibit 10.3 as part of the Company’s Current Report on Form 8-K filed with the Commission on January 13, 2012).

10.55
Equity Transfer Contract Amendment No. 2 dated June 30, 2012 among CDI China, Inc., Marvelous Honor Holding Inc., Lianling Dong, Ping Liu, Jianzhong Ju, Lifei Huang, Xumin Cui, Golden Trust Magnesium Industry Co. Ltd. and Kong Tung (incorporated by reference to Exhibit 10.1 of the Company’s Report of Form 8-K filed with the Commission on July 6, 2012).

10.56
Equity Transfer Contract Amendment No. 2 dated June 30, 2012 among CDI China, Inc.; Mr. Yuwei Huang, Mr. Xumin Cui; Golden Trust Magnesium Industry Co. Ltd. and Baotou Changxin Magnesium Co., Ltd. (incorporated by reference to Exhibit 10.2 of the Company’s Report of Form 8-K filed with the Commission on July 6, 2012).

10.57
Equity Transfer Contract Amendment No. 2 dated June 30, 2012 among Taiyuan Ruiming Yiwei Magnesium Industry Co. Ltd., Taiyuan Yiwei Magnesium Industry Co., Ltd., Lingshi Xinghai Magnesium Industry Co. Ltd., CD International Enterprises, Inc., Pine Capital Enterprises, Inc. and Yuwei Huang. (incorporated by reference to Exhibit 10.3 of the Company’s Report of Form 8-K filed with the Commission on July 6, 2012).

10.58	+	CD International Enterprises, Inc. 2012 Compensation Plan (incorporated by reference to Exhibit 4.4 of the Company’s Report of Form 8-K filed with the Commission on July 20, 2012).
10.59	+	CD International Enterprises, Inc. 2008 Executive Stock Incentive Plan, as Amended (incorporated by reference to Annex A of the Company’s Proxy Statement filed with the Commission on April 18, 2012).
10.60	+
CD International Enterprises, Inc. 2008 Non-Executive Stock Incentive Plan, as Amended (incorporated by reference to Annex B of the Company’s Proxy Statement filed with the Commission on April 18, 2012).

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

CD INTERNATIONAL ENTERPRISES, INC.

Date: August 14, 2012	By: /s/ Yuejian (James) Wang
Yuejian (James) Wang,
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2012	By: /s/ Hernan Grant Welch
Hernan Grant Welch
Chief Financial Officer
(Principal Financial and Accounting Officer)