Form 10-K
period 2012-09-30
CD INTERNATIONAL ENTERPRISES, INC.
filed 2012-12-31
CIK 1088787

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended September 30, 2012

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

Securities registered under Section 12(g) of the Act:
Common stock, par value $0.0001 per share
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).☒Yes☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  ☐ Yes ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. $37,900,000 on March 30, 2012.
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date, there are 52,989,007 shares of common stock are issued and outstanding as of December 19, 2012.

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

We used in this report "CD International”, "we”, "us” or “our” refers to CD International Enterprises, Inc., a Florida corporation, and our subsidiaries, “fiscal 2012” refers to the year ended September 30, 2012, “fiscal 2011” refers to the year ended September 30, 2012 and “fiscal 2013” refers to the year ending September 30, 2013.  The information which appears on our web site at www.cdii.net is not part of this report.

i

Cautionary Note Regarding Forward-Looking Information and Factors That May Affect Future Results

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”)  and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act”). The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This report and other written and oral statements that we make from time to time contain such forward-looking statements that set out anticipated results based on management’s plans and assumptions regarding future events or performance. We have tried, wherever possible, to identify such statements by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will” and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results of current and anticipated sales efforts, expenses, the outcome of contingencies, such as legal proceedings, and financial results. A list of factors that could cause our actual results of operations and financial condition to differ materially is set forth below, and these factors are discussed in greater detail under Item 1A – “Risk Factors” of this report:

•	Our ability to continue as a going concern.
•	Continued global economic weakness is expected to reduce demand for our products in each of our segments.
•	Fluctuations in the pricing and availability of magnesium and in levels of customer demand.
•	Changes in the prices of magnesium and magnesium-related products.
•	Our ability to implement our expansion plans for growing our business through increased magnesium production capacity and acquisitions and development of our commodity trading business.
•	Fluctuations in the cost or availability of coke gas and coal.
•	Loss of orders from any of our major customers.
•	The value of the equity securities we accept as compensation is subject to adjustment which could result in losses to us in future periods.
•
Our need for additional financing which we may not be able to obtain on acceptable terms, the dilutive effect additional capital raising efforts in future periods may have on our current shareholders and the increased interest expense in future periods related to additional debt financing.

•	Adverse outcome of the bankruptcy of our subsidiary CDII Trading, Inc. (“CDII Trading”).
•	Our dependence on certain key personnel.
•	Difficulties we have in establishing adequate management, cash, legal and financial controls in the PRC.
•	Our ability to maintain an effective system of internal control over financial reporting.
•
The lack various legal protections in certain agreements to which we are a party and which are material to our operations which are customarily contained in similar contracts prepared in the United States.

•	Potential impact of PRC regulations on our intercompany loans.
•	Our ability to assure that related party transactions are fair to our company.
•	The scope of our related party transactions and potential conflicts of interest arising from these transactions.
•	The impact of a loss of our land use rights.
•	Our ability to comply with the United States Foreign Corrupt Practices Act which could subject us to penalties and other adverse consequences.
•	Limits under the Investment Company Act of 1940 on the value of securities we can accept as payment for our business consulting services.
•	Our acquisition efforts in future periods may be dilutive to our then current shareholders.
•	Our inability to enforce our rights due to policies regarding the regulation of foreign investments in the PRC.
•	The impact of environmental and safety regulations, which may increase our compliance costs and reduce our overall profitability.
•	The effect of changes resulting from the political and economic policies of the Chinese government on our assets and operations located in the PRC.
•	The impact of Chinese economic reform policies.
•	The influence of the Chinese government over the manner in which our Chinese subsidiaries must conduct our business activities.
•	The impact on future inflation in the PRC on economic activity in the PRC.
•	The impact of any natural disasters and health epidemics in China.
•	The impact of labor laws in the PRC may adversely affect our results of operations.
•	The limitation on our ability to receive and use our revenues effectively as a result of restrictions on currency exchange in the PRC.
•	Fluctuations in the value of the RMB may have a material adverse effect on your investment.
•
The market price for shares of our common stock has been and may continue to be highly volatile and subject to wide fluctuations and the impact of penny stock rules on the liquidity of our common stock.

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

ii

Index of Certain Defined Terms Used in this Report

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

Basic Materials Segment

•
“Lang Chemical”, refers to Shanghai Lang Chemical Co., Ltd. a company organized under the laws of the PRC and a 51% owned subsidiary of CDI China which we disposed of in the fourth quarter of fiscal 2012;

•	“CDI Jingkun Zinc”, refers to CDI Jingkun Zinc Industry Co., Ltd., a company organized under the laws of the PRC and a 95% owned subsidiary of CDI Shanghai Management;
•	“CDI Jixiang Metal”, refers to CDI Jixiang Metal Co., Ltd., a company organized under the laws of the PRC and a wholly owned subsidiary of CDI China;
•
“CDI Metal”, refers to Shanghai CDI Metal Material Co., Ltd. (a/k/a Shanghai CDI Metal Recycling Co., Ltd.), a company organized under the laws of the PRC and a wholly owned subsidiary of CDI Shanghai Management; and

•
“CDI Beijing” refers to CDI (Beijing) International Trading Co., Ltd., a company organized under the laws of the PRC and a 51% owned subsidiary of CDI Shanghai Management, which we disposed of in the fourth quarter of fiscal 2012.

•	“CDII Trading” refers to CDII Trading, Inc., a Florida corporation and a 100% owned subsidiary of CD International Industries.
•	"CDII Minerals" refers to CDII Minerals, Inc., a Florida corporation and a 100% owned subsidiary of CD International Industries.

Consulting Segment

•	“China Direct Investments”, refers to China Direct Investments, Inc., a Florida corporation, and a wholly owned subsidiary of CD International;
•	“CDI Shanghai Management”, refers to CDI Shanghai Management Co., Ltd., a company organized under the laws of the PRC and a wholly owned subsidiary of CDI China; and
•	“Capital One Resource”, refers to Capital One Resource Co., Ltd., a Brunei company, and a wholly owned subsidiary of CDI Shanghai Management.

iii

PART I

ITEM 1.	BUSINESS.

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

We operate our business in three segments. Our Magnesium segment, which is our largest segment in revenues and total assets, produces, sells and distributes pure magnesium ingots, magnesium powder and alloys. Our Basic Materials segment sells and distributes industrial commodities. Our Consulting segment provides business and financial consulting services to U.S. public companies that operate primarily in China.

Our corporate headquarters are in Deerfield Beach, Florida which houses the U.S. executive and administrative team that guides our overall operations. Our U.S. office employs both English and Chinese speaking business and accounting staff and our legal and other executive management. These professionals focus on due diligence, business development, finance, accounting and compliance with the reporting requirements of the Securities and Exchange Commission (“SEC”) and other applicable laws in the U.S. and the People’s Republic of China (“PRC”).

Corporate Initiatives

Management has moved forward with several corporate initiatives to strengthen our Magnesium Segment in China and diversify our revenue base internationally.  In our Magnesium Segment, we continued with management’s consolidation plan of magnesium facilities owned or controlled by Yuwei Huang, general manager of our Magnesium segment and member of our board of directors, in our effort to become the industry leader in the production and distribution of pure magnesium products.  In May 2011 we acquired the remaining 48% non-controlling interest in Golden Magnesium, making it a wholly owned subsidiary of our company. Additionally, in September 2011, we sold our 51% interest in Pan Asia Magnesium, our only magnesium operation unaffiliated with Mr. Huang, for $3.05 million in cash. In February 2012 we acquired 100% of Golden Trust and 80% of Lingshi Magnesium. As a result of the implementation of our consolidation plan and improvements in demand for our magnesium products throughout fiscal 2012, we were able to achieve a 3.5%increase in revenues in this segment as compared to fiscal 2011.Golden Trust and Lingshi Magnesium are both engaged in the production of pure magnesium ingots. We have added approximately 20,000 metric tons of annual production capacity from Golden Trust and approximately 12,000 metric tons of annual production capacity from Lingshi Magnesium, bringing our total magnesium production capacity to approximately 70,000 metric tons.

In our Basic Materials segment we commenced sales from our U.S. based industrial commodities business.  We established operations in Mexico, Chile and Bolivia where we entered into contracts with local operators and producers to secure supplies of iron ore. Throughout the course of fiscal 2012 we have established domestic logistics and materials processing capabilities and a relationship with a leading European logistics and trading solutions company to sell our sourced iron ore for delivery into China. We have also worked with our suppliers and local governmental authorities to obtain the necessary permits and approvals to process and export iron ore on a continuous basis in these countries.  We believe we are well positioned to start to build revenue from these operations in fiscal 2013.

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

MAGNESIUM SEGMENT

We currently operate four magnesium facilities in China that produce and/or distribute pure magnesium ingots, powders and scraps. In fiscal 2012 revenues from this segment were $102.2 million, including revenues of $0.9 million from related parties, and represented 89.5% of our total consolidated revenues. In fiscal 2011revenues from this segment were $99.9 million, including revenues of $6.6 million from related parties, and represented 53.2% of our total consolidated revenues.

We produced, sold and distributed approximately 36,808 metric tons of magnesium products in fiscal 2012. Through our February 2012 acquisitions of Golden Trust and Lingshi Magnesium, we produced and sold 1,073 metric tons of magnesium powders in fiscal 2012. As of September 30, 2012, we have total annual magnesium ingot production capacity of 70,000 metric tons and annual magnesium powder production capacity of 10,000 metric tons. In fiscal 2012 our average selling price of magnesium was approximately $2,696 per metric ton as compared to $2,703 per metric ton in fiscal 2011.  In fiscal 2012, sales to our four largest customers, inclusive of related parties, in our Magnesium segment were responsible for approximately 35% of our total revenues in this segment and approximately 31% of our total consolidated revenues. We do not have any contracts with these customers and there are no assurances we will retain their business in future periods.

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

The exploitation of waste gas as energy is an important element to our Magnesium segment in light of the regulations implemented by the PRC to control industrial pollution. In April 2008, the PRC amended the Energy Conservation Law, previously adopted in 1997 which regulates national standards on energy conservation. The amendment establishes per unit energy consumption quotas for magnesium smelting, effective as of June 2008. Companies failing to meet the new environmental protection standards may be subject to penalties, in the form of fines and/or suspension. Our facilities have obtained a license from the appropriate provincial environmental protection administrations permitting them to produce magnesium. In addition, on March 7, 2011, the Ministry of Industry and Information Technology (MIIT) of the PRC published new conditions for the magnesium industry setting standards for the layout, production capacity and environmental protection for the industry and to accelerate industry restructuring, enhance environmental protection, regulate investment and prevent redundant construction. The new conditions require existing producers to have annual production capacity of at least 15,000 metric tons per year. If an existing producer wishes to apply for renovation or expansion of its production, it will need to have a production capacity of at least 20,000 metric tons per year.  Any new magnesium producers must have a planned capacity of at least 50,000 metric tons per year.  In addition, new magnesium refining projects will be prohibited in areas one kilometer from drinking water sources, basic farmland protection areas, natural reserves, scenic spots and other areas that require strict environmental quality.

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

We obtain dolomite and ferrosilicon, the primary raw materials used to produce pure magnesium and waste gas used to fuel our magnesium producing furnaces from a variety of sources including mining companies, coke refineries who produce waste gas as a by-product in the production of coke, washing coal, coal tar, sulfur, ammonium sulfate and benzene. We have a fixed price supply agreement for a specified quantity of waste gas for our Golden Magnesium facility which expires in August 2027. In fiscal 2012, Pine Capital Enterprise Inc., a related party, accounted for over 10% of the purchases of finished goods for resale and raw materials used in our Magnesium segment. We purchase dolomite and ferrosilicon on a purchase order basis from local suppliers at market prices based on our production requirements.

Although we experienced short term shortages of electricity and coke gas during portions of fiscal 2011 and fiscal 2012 at some of our magnesium facilities due to government imposed power restrictions and the diversion of waste gas resources due to extreme cold weather conditions, we believe we will have access to sufficient electricity, dolomite, ferrosilicon and coke gas to meet our needs for the foreseeable future as the government imposed energy restrictions expire and demand for coke increases.

BASIC MATERIALS SEGMENT

In our Basic Materials segment, our primary business focus is selling and distributing a variety of products in Asia including industrial grade synthetic chemicals, steel products, non ferrous metals, recycled materials and industrial commodities. This segment also includes our zinc mining property, which was discontinued in the fourth quarter of fiscal 2012. In fiscal 2012 our Basic Materials segment had negligible revenues from operations and during the fourth quarter of fiscal 2012 we sold Lang Chemical and CDI Beijing, the two main subsidiaries in this segment, as discussed below, and realigned our investments into industrial commodities trading and distribution in the Americas. In fiscal 2012, continuing revenues from the Basic Materials segment were $0.8 million, representing less than 1% of our total consolidated revenues, which primarily reflects the sale of Lang Chemical and CDI Beijing. In fiscal 2011 our Basic Materials segment generated revenues of $69.0 million, representing approximately 36.7% of our total consolidated revenues.

We act as a third party agent in the sale and distribution of industrial chemicals which are employed as raw materials in the production of a variety of finished products such as paint, glue, plastics, textiles, leather goods as well as various medical products. We sell and distribute four primary product categories of industrial grade synthetic chemicals, glacial acetic acid and acetic acid derivatives, acrylic acid and acrylic ester, vinyl acetate-ethylene and polyvinyl alcohol. We also sell and distribute steel-related products including reinforcing steel bars and other industrial related commodities.

In July 2009, we launched our industrial commodities business to engage in the global purchase and sale of industrial commodities. These commodities include mineral ores, non-ferrous metals, scrap metals, rare metals, petrochemicals, and other related commodities. In fiscal 2011 we have entered into agreements with suppliers in Mexico and parts of South America for the ongoing supply of iron ore for sale to our customers in China. We also market products from our other business units as well as some of our consulting clients by leveraging our relationships with buyers in China and abroad with worldwide suppliers we source. In fiscal 2011, we have entered into supply agreements in three countries.

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

We have been actively marketing our advisory services in China and expect to add new consulting clients and complete additional transactions through these enhanced marketing efforts coupled with increasing demand from PRC companies seeking to list, or currently trading on, U.S. equity markets. We have and will continue to focus our efforts on those companies with potential for growth and profitability which are in need of business development and public relations expertise and capital. These efforts include sponsoring trade symposiums, investment forums, formation of strategic alliances with the industry and trade associations under the auspices of the Chinese government and in fiscal 2011 we launched One-Stop China ValueTM program to help enhance shareholder value and provide essential corporate services.

In addition to potential transaction fees, we also anticipate receiving additional client fees generated from our ongoing annual service contracts.

EMPLOYEES

As of December 19, 2012 we have approximately 610 full time employees, including 17 employees in the United States and 593 employees in the PRC. We believe we have good working relationships with our employees. We are currently not a party to any collective bargaining agreements.

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

Magnesium segment. The magnesium market in China is dominated by several large manufacturers. Our main competitors in the industry are Huaying Magnesium Group, Fugu Magnesium Group, and YiWei Magnesium, a related party. Production costs associated with the energy needed to fuel the magnesium refinery, raw material costs and availability of labor are a significant challenge facing all producers. We believe we are competitive with other local magnesium producers because all of our production facilities are located in close geographic proximity to coke refineries who, when in production, supply waste gas that fuels our magnesium refineries. We believe that competitors with refineries that use coal as the sole source of fuel for production will face continued pressure from environmental regulation and higher energy costs that may limit their ability to operate in the future. Effective January 2008, a 10% export tariff on magnesium was imposed that equally impacted the profit margins of all China based producers and has somewhat affected our competitive advantage over non-China based magnesium producers. In addition, we are unable to compete on price in the U.S. market because the U.S. imposes significant import duties on magnesium imported from China.

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

INTELLECTUAL PROPERTY

We have registered the trademarks “China Direct”, “Your Direct Link to China” and “CDI” in the United States. We do not consider the protection of our trademarks and brand names to be important to our business.

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

In September 2006, the Ministry of Commerce promulgated the Regulations on Foreign Investors' Mergers and Acquisitions of Domestic Enterprises (“M&A Regulations”) in an effort to better regulate foreign investment in the PRC. The M&A Regulations were adopted in part as a needed codification of certain joint venture formation and operating practices, and also in response to the government's increasing concern about protecting domestic companies in perceived key industries and those associated with national security, as well as the outflow of well-known trademarks, including traditional Chinese brands.

As a U.S. based company doing business in the PRC, we seek to comply with all PRC laws, rules and regulations and pronouncements, and endeavor to obtain all necessary approvals from applicable PRC regulatory agencies such as the Ministry of Commerce, the State Assets Supervision and Administration Commission, the State Administration for Taxation, the State Administration for Industry and Commerce, the China Securities Regulatory Commission), and the State Administration of Foreign Exchange .

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

Currency.

The value of the Renminbi (“RMB”), the main currency used in the PRC, fluctuates and is affected by, among other things, changes in the PRC’s political and economic conditions. The conversion of RMB into foreign currencies such as the U.S. dollar have been generally based on rates set by the People’s Bank of China, which are set daily based on the previous day’s interbank foreign exchange market rates and current exchange rates on the world financial markets. The currency exchange and fund transfers are regulated by China’s State Administration of Foreign Exchange, which sets the relevant laws, regulations, and carries out the supervision of currency exchanges and cross border transfers of related funds, and imposes restrictions and regulatory controls over such exchanges and transfers.

Environment.

We are currently subject to numerous Chinese provincial and local laws and regulations relating to the protection of the environment which are highly relevant to our Magnesium, and Basic Materials segments. These laws continue to evolve and are becoming increasingly stringent. The ultimate impact of complying with such laws and regulations is not always clearly known or determinable because regulations under some of these laws have not yet been promulgated or are undergoing revision. In fiscal 2012 we did not spend any funds related to compliance with environmental regulations.

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

On March 7, 2011, the Ministry of Industry and Information Technology (MIIT) of the PRC published new conditions for the magnesium industry setting standards for the layout, production capacity and environmental protection for the industry and to accelerate industry restructuring, enhance environmental protection, regulate investment and prevent redundant construction.

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

Regulation of the chemical industry in the PRC is monitored by The Ministry of China Chemical Industry. Industry participants are governed by the Industrial Chemical Control Law issued by the Ministry of China Chemical Industry. The Shanghai provincial government issues licenses for the distribution of chemical products in the PRC. We believes we are in substantial compliance with all provisions of those PRC registrations, inspections and licenses and have no reason to believe the necessary licenses will not be renewed as required by the applicable rules of the Central Government and Shanghai City.

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

Between 1999 and 2005 we operated a number of small, start up or development stage businesses. In October 2005, we became a shell company and began a search for a business combination candidate.

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

In September 2007, we acquired a 51% interest in Pan Asia Magnesium in exchange for an aggregate investment of $7.4 million. We began presenting our interest in Pan Asia Magnesium as a discontinued operation beginning with our financial statements for the fiscal year ended September 30, 2009 as a result of a dispute with its former non-controlling shareholder and recorded a $7.4 million impairment charge against our investment in Pan Asia Magnesium.  On September 15, 2011 we completed the sale of our 51% ownership interest in Pan Asia Magnesium to Bloomgain Investment Limited, a British Virgin Islands company, an unrelated party for $3,047,582 in cash.

In February 2008, we acquired a 51% interest in Baotou Changxin Magnesium in exchange for $7,084,000 and an additional 39% interest in Baotou Changxin Magnesium in exchange for $5,417,000. Accordingly, we hold a 70.9% interest in Baotou Changxin Magnesium. As described elsewhere herein, in September 2012 we discontinued the operations of Baotou Changxin Magnesium.

In February 2008, we invested $347,222 to acquire an 83% interest in Shanghai CDI Metal. In July 2011, we acquired the remaining 17% non-controlling interest in CDI Metal from its former non-controlling shareholder in exchange for the forgiveness of a loan from CDI Metal to such shareholder in the principal amount of RMB 100,000 (approximately $76,585).

In June 2008, we entered into an agreement to form CDI Beijing. Under the terms of the Agreement, we acquired a 51% interest in CDI Beijing for approximately $1.5 million.  On December 30, 2009, the shareholders of CDI Beijing agreed to limit their capital contributions to the $2.9 million they already contributed and waived their requirement to contribute additional capital including our obligation to contribute $2,200,000 by September 30, 2009.

On July 13, 2010, we entered into an equity transfer agreement with Pine Capital Enterprises, Inc. (“Pine Capital”) and Taiyuan Yiwei Magnesium Industry Co., Ltd. (“Yiwei Magnesium”) to acquire an 80% interest in Taiyuan Ruiming Yiwei Magnesium Co. Ltd. (“Ruiming Magnesium”) effective as of July 1, 2010, for RMB 44,880,000 (approximately $6,451,677) comprised of $2,428,864 in cash, 769,231 shares of our common stock valued at $846,154, and an assignment of a portion of our interest in Excel Rise Technology, Ltd. (“Excel Rise”) in the amount of $2,367,038. The remaining 20% interest in Ruiming Magnesium is owned by Pine Capital.  Yuwei Huang, our executive vice president – magnesium and member of our board of directors, owns or controls Pine Capital and Yiwei Magnesium.

On May 6, 2011 we entered into a stock transfer contract with Mr. Kong Tung, a member of our board of directors, and Mr. Hui Dong, his son, both of whom were the shareholders of our subsidiary Beauty East prior to our acquisition of that company. We acquired 100% of Beauty East in exchange for 4,879,280 shares of our common stock valued at $6,147,893 or $1.26 per share.

On February 29, 2012 we completed the acquisition of 100% of Golden Trust and 80% of Lingshi Magnesium for an aggregate purchase price of $26.7 million paid by a combination of $6.5 million in cash or assignment of intercompany loans, $15.5 million in shares of our common stock, and $4.7 million by way of transferring our interest in our Excel Rise subsidiary. In conjunction with the acquisition of Golden Trust and Lingshi Magnesium, we also entered into a Management Agreement with Messrs. Yuwei Huang and Kong Tung, members of our board of directors, to consolidate and manage the business operations for all of our magnesium production facilities.

On September 28, 2012, we sold our 51% interest in Lang Chemical for an aggregate purchase price of approximately $1.2 million, with $600,000 tendered at closing and the balance payable over a year with annual interest of 6% per year payable in quarterly installments. We acquired our stake in Lang Chemical in 2006 for approximately $700,000.  Lang Chemical represented substantially most of the assets in our Basic Materials segment and approximately 29% of our consolidated revenues for the nine months ended June 30, 2012. This disposition is consistent with our strategy to streamline our investment and assets in China committed to this segment due to poor performance over the past year and realign our investments to our industrial commodities business in the Americas to maximize our profits and cash flow over the next fiscal year and beyond.

On October 8, 2012, we sold our 51% interest in CDI Beijing for $1.6 million pursuant to the terms of an equity transfer agreement by and among CDI Shanghai, CDI Beijing and Chi Chen and Huijuan Chen. Mr. Chen served as vice president of our Basic Materials segment and was a minority owner of CDI Beijing.CDI Beijing contributed approximately $800,000 in revenues for the nine months ended June 30, 2012. We anticipate a de minimis loss on the disposition based on the carrying value of our 51% equity interest in CDI Beijing. We expect that the sale of CDI Beijing will enable us to focus our operations in China solely on the magnesium production and distribution operations, and also to further realign our investments to our industrial commodities business in South America.

ITEM 1A.	RISK FACTORS.

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

Risks Related To Our Business

Our auditors have raised substantial doubts as to our ability to continue as a going concern.

Our financial statements have been prepared assuming we will continue as a going concern. For fiscal 2012 we reported a net loss of $53.3 million which is primarily attributable to the impact of discontinued operations and one-time impairments. This, among others operational and working capital deficit issues, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. There are no assurances that we will be able to return to profitable operations in the future or that we will not recognize additional write-offs in future periods which will adversely impact our financial results.

Our revenues declined in fiscal 2012 and there are no assurances they will return to historic levels.

Our revenues from continuing operations declined 6.6% in fiscal 2012 from fiscal 2011 which is primarily attributable to declines in revenues from our Basic Materials and Consulting segments offset by a very modest growth in revenues from our Magnesium segment. Our ability to increase our revenues across all segments in fiscal 2013 and beyond is dependent upon general economic growth in our markets, our ability to effectively compete and access to sufficient capital.  There are no assurances we will be successful in increasing our revenues in future periods.

We reported losses for fiscal 2012 and our gross profit margins are not sufficient to enable us to report profitable operations.

Our comprehensive loss for fiscal 2012 was $30.27 million. We reported an operating loss of $7.8 million in fiscal 2012 which is primarily attributable to one time charges of $7.7 million. However, our gross profit was only marginally greater than our operating expenses. In addition to an operating loss, as a result of one time charges associated with impairments and realized losses on securities we accept as partial compensation for services in our Consulting segment, we reported a loss from continuing operations of $10.6 million.  Lastly, during the fourth quarter of fiscal 2012 we discontinued the operations of three subsidiaries and sold a fourth subsidiary at a loss and reported a loss from discontinued operations of $20.5 million.  While we expect that these events will improve our financial results in future periods, until such time as we are able to significantly increase our gross profit our ability to report profitable operations could be adversely impacted.

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

Declines in the price of magnesium and higher production costs have had a negative impact on our operations since commencing in September 2008, and could have a negative impact on our future financial condition or results of operations. Market conditions beyond our control determine the prices for our products, and the price for any one or more of our products may fall below our production costs, requiring us to either incur short-term losses. In addition, our ability to pay our operating expenses and satisfy our obligations as they become due are adversely impacted by the declining margins in our Magnesium segment.

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

During the fourth quarter of fiscal 2010 and the first quarter of fiscal 2011 the Chinese authorities mandated a significant reduction of energy usage and instituted “rolling brownouts” in an effort to meet the targets for energy consumption and emissions set by the 11th Five Year Plan (2006-2010).  This policy resulted in a one month shut down of production at our Golden Magnesium facility because our electrical supply was interrupted. In addition, we were unable to restart production at Baotou Changxin Magnesium because our coke gas supplier temporarily ceased production due to a lack of demand for coke which led, in part, to our decision to discontinue the operations of this subsidiary. These shut downs will reduce our production at Golden Magnesium, reducing our revenues and potentially impacting our ability to deliver products to our customers.  Any continuation of these restrictions will adversely impact our results of operations in future periods.  We are also unable to predict at this time whether additional energy policies will be adopted by the Chinese government that could adversely impact our operations in future periods.

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

In fiscal 2012, our four largest customers, inclusive of related parties, in our Magnesium segment were responsible for approximately 35% of our total revenues in this segment and approximately 31% of our total consolidated revenues. These customers purchase products from us on a spot or short term contract basis and may choose not to continue to purchase our products. A loss of order volumes from any major customer, including a related party, or a significant reduction in their purchase orders could negatively affect our financial condition and results of operations by lowering sales volumes, increasing costs and lowering profitability.

If we fail to implement our expansion plans, our financial condition and results of operations could be materially and adversely affected.

An important part of our strategy is to grow our business by acquiring additional production facilities for magnesium and magnesium related products. In addition, the operation of our industrial commodities business may require a significant cash investment to finance purchases of commodities we intend to sell. We will need to issue additional financing to implement our expansion strategy to acquire additional magnesium production facilities and finance the operations of our industrial commodities business.  We may not have access to the funding required for these plans on acceptable terms. Our expansion plans may also suffer significant delays as a result of a variety of factors, such as legal and regulatory requirements, either of which could prevent us from completing our plans as currently expected. Our expansion plans may also result in other unanticipated adverse consequences, such as the diversion of management’s attention from our existing operations. In addition, even if we can implement our strategy, expansion in the magnesium and industrial commodities market, increased sales to various industries, including the automobile industry may not materialize to the extent we expect, or at all, resulting in unutilized magnesium production capacity and unrecoverable expenses and investments in our trading business. Any failure to successfully implement our business strategy, including for any of the above reasons, could materially and adversely affect our financial condition and results of operations. We may, in addition, decide to alter or discontinue certain aspects of our business strategy at any time.

The value of the equity securities we accept as compensation is subject to adjustment which could result in losses to us in future periods.

In our Consulting segment, historically we have accepted equity securities of our clients as compensation for services. These securities are reflected on our balance sheet as “marketable securities available for sale”. At the end of each period, we evaluate the carrying value of the marketable securities for a decrease in value. We evaluate the company underlying these marketable securities to determine whether a decline in fair value below the amortized cost basis is other than temporary. If the decline in fair value is judged to be “other- than- temporary”, the cost basis of the individual security is shall be written down to fair value as a new cost basis and the amount of the write-down is charged to earnings.  As a result of these policies, during the fourth quarter of fiscal 2012 we recognized a one-time impairment of $17.3 million related to the carrying value of these marketable equity securities. In addition, we also recorded a one-time loss of $6.1 million as a result of significant declines in the market value of other receivable marketable securities. Any future additional impairments would adversely affect our operating results for the corresponding periods in that we would be required to reduce the carrying value of these investments. In addition, if we are unable to liquidate these securities, we will be required to write off the investments which would adversely affect our financial position.

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

Our success is, to a certain extent, attributable to the management, sales and marketing, and operational expertise of key personnel of our subsidiaries in the PRC who perform key functions in the operation of our business as well as our U.S. based management team. We do not exercise any substantive day to day supervision over the activities of key members of our the PRC based management team which includes Yuwei Huangand Kong Tung. The loss of one or more of these key employees or our chief executive officer, Dr. Wang, could have a material adverse effect upon our business, financial condition and results of operations.

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results. As a result, current and potential shareholders could lose confidence in our financial reporting, which would harm our business and the trading price of our stock.

As described later in this report, our management has determined that as of September 30, 2012, we did not maintain effective internal controls over financial reporting based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework as a result of identified significant deficiencies in our internal control over financial reporting. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of a registrant’s financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. If the result of our remediation of the identified significant deficiency is not successful, or if additional significant deficiencies are identified in our internal control over financial reporting, our management will be unable to report favorably as to the effectiveness of our internal control over financial reporting and/or our disclosure controls and procedures, and we could be required to further implement expensive and time-consuming remedial measures and potentially lose investor confidence in the accuracy and completeness of our financial reports which could have an adverse effect on our stock price and potentially subject us to litigation.

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

We currently have several inter-company loans between our PRC subsidiaries and PRC based client companies totaling approximately $23.1 million at September 30, 2012 and we may continue to enter into inter-company and client based financing arrangements to meet our internal capital needs and those of our client companies. PRC laws generally do not permit companies that do not possess a financial service business license to extend loans directly to other companies, including affiliates, without proceeding through a financial agency. The enforcement of these restrictions remains unpredictable, and government authorities may declare these loans void, require the forfeiture of any interest paid and levy fines or other penalties upon the parties involved, among other remedies.

From time to time we engage in related party transactions. There are no assurances that these transactions are fair to our company.

From time to time our subsidiaries enter into transactions with related parties which include purchases from or sales to a related party, advancing related parties significant sums as prepayments for future goods or services and working capital and the payment of fees for consulting services, among other transactions. In December 2009 we adopted a related person transaction policy which will require the pre-approval of the board of directors pre-approval or ratification of transactions between us or one or more of our subsidiaries and any related person involving an amount in excess of $120,000. Consistent with this policy, the independent members of our Board of Directors approved our purchase of the 48% noncontrolling interest of Golden Magnesium from a company owned or controlled by Mr. Tung, a director of our company and the purchase of Golden Trust and Lingshi Magnesium, subject to shareholder approval of the issuance of our common stock as partial consideration for these acquisitions.  In addition, our daily operations in the PRC involve a number of related party transactions in the ordinary course of the business of these subsidiaries.  Notwithstanding this policy, we cannot assure you that in every instance the terms of the transactions with related parties are on terms as fair as we might receive from or extend to third parties.

Yuwei Huang, our Executive Vice President – Magnesium, an officer of several of our magnesium subsidiaries and a director of our company, is also an owner and executive officer of several companies which directly compete with our magnesium business.

Mr. Yuwei Huang who serves as our Executive Vice President – Magnesium, an executive officer of several of our Magnesium segment subsidiaries and a director of our company and his daughter Lifei Huang who is the General Manager of International Magnesium Trading are also the principal owners and executive officers of a competitor of ours, YiWei Magnesium. YiWei Magnesium owns interests in several other PRC based magnesium-related businesses Due to Mr. Huang’s interest in our competitors and his management position with our company, there are certain inherent conflicts of interest and there can be no assurances that our business and operations will not be adversely impacted as a result of these conflicts.

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

We are subject to the requirements of environmental and occupational safety and health laws and regulations in the PRC. In addition, in March 2011, the MIIT announced new conditions regarding magnesium producers in an effort to, among other things, moderate the environmental impact of magnesium production. These initiatives include, but are not limited to minimum annual production capacity requirements and standards for environmental quality and discharge of pollutants in the PRC and potential forced shutdown of inefficient or small producers with capacity of less than 15,000 tons annually. While we believe that we are in compliance with all applicable governmental regulations, we may incur substantial costs or liabilities in connection with these requirements that could reduce our overall profitability. The capital requirements and other expenditures that may be necessary to comply with environmental requirements could increase and become a significant expense and have a material adverse effect on our business, financial condition, and results of operations.

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

Because a substantial portion of our revenues are in the form of RMB, any future restrictions on currency exchanges may limit our ability to use revenue generated in RMB to fund any future business activities outside the PRC or to make dividend or other payments in U.S. dollars. Although the Chinese government introduced regulations in 1996 to allow greater convertibility of the RMB for current account transactions, significant restrictions still remain, including primarily the restriction that foreign-invested enterprises may only buy, sell or remit foreign currencies, after providing valid commercial documents, at those banks authorized to conduct foreign exchange business. In addition, conversion of RMB for capital account items, including direct investment and loans, is subject to government approval in the PRC, and companies are required to open and maintain separate foreign exchange accounts for capital account items. At September 30, 2011 our PRC subsidiaries had approximately $3.0 million on deposit in banks in the PRC, which represented approximately 86% of our cash. We cannot be certain that we could have ready access to that cash should we wish to transfer it to bank accounts outside the PRC nor can we be certain that the Chinese regulatory authorities will not impose more stringent restrictions on the convertibility of the RMB, especially with respect to foreign exchange transactions.

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

In addition, the stock market in general, and the market for companies with  PRC based operations in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the affected companies. These broad market and industry factors may materially harm the market price of our common stock, regardless of our operating performance. In the past, following periods of volatility in the market price of a company’s securities, securities class-action litigation has often been instituted against that company. Such litigation, if instituted against us, could result in substantial costs and a diversion of management’s attention and resources, which could have a material adverse effect on our business, financial condition and results of operations.

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

Due to recent Chinese accounting scandals, the price of our common stock might fluctuate significantly and if our stock price drops sharply, we may be subject to shareholder litigation, which could cause our stock price to fall further.

In the past year, there have been well-publicized accounting problems at several U.S.-listed Chinese companies that have resulted in significant drops in the trading prices of their shares and, in some cases, have led to the resignation of outside auditors, trading halts or share delistings by NASDAQ or the New York Stock Exchange, and investigations by the Division of Enforcement of the Securities and Exchange Commission. The scandals have had a broad effect on Chinese companies with shares listed or quoted in the United States.  Because a substantial portion of our operations are based in the PRC, past or future accounting scandals in other Chinese companies could have a material adverse effect on the market for shares of our common stock and the interest of investors in our company or generally in PRC companies. In this event, the fluctuations in the market prices of our common stock could result in decreased liquidity and/or declining stock prices unrelated to our results of operation or business.

Our common stock is quoted in the over the counter market on the OTC Markets.

Our common stock is quoted in the over-the-counter market on the OTC Markets.  The OTC Markets (formerly, the Pink Sheets) offers a quotation service to companies that are unable to list their securities on an exchange or for companies, such as ours, whose securities are not listed on an exchange or quoted on the OTC Bulletin Board.  The requirements for quotation on the OTC Markets are less regulated than those of the OTC Bulletin Board or an exchange.  Because our common stock is quoted on the OTC Markets, it is possible that even fewer brokers or dealers would be interested in making a market in our common stock which further adversely impacts its liquidity.

The tradability of our common stock could be limited under the penny stock regulations which may cause the holders of our common stock difficulty should they wish to sell the shares.

Because the quoted price of our common stock is less than $5.00 per share, our common stock could be considered a “penny stock,” and trading in our common stock could be subject to the requirements of Rule 15g-9 under the Securities Exchange Act of 1934.  Under this rule, broker/dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements. The broker/dealer must make an individualized written suitability determination for the purchaser and receive the purchaser’s written consent prior to the transaction.SEC regulations also require additional disclosure in connection with any trades involving a “penny stock,” including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and its associated risks. These requirements severely limit the liquidity of securities in the secondary market because few broker or dealers are likely to undertake these compliance activities and this limited liquidity will make it more difficult for an investor to sell his shares of our common stock in the secondary market should the investor wish to liquidate the investment.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

Not applicable to a smaller reporting company.

ITEM 2.	PROPERTIES.

Our principal executive offices are located in Deerfield Beach, Florida. We lease approximately 12,600 square feet of office space for an annual expense of approximately $358,000 under a lease agreement which expires in January 2019.

Our subsidiary Chang Magnesium owns a magnesium facility capable of producing 10,000 metric tons of pure magnesium per year located on approximately 250,000 square feet of land located in the Aluminum & Magnesium Industrial Park in Yangqu County, of the Shangxi Province, China. The land use rights are owned by Taiyuan Sanding Coal Gasification Co., Ltd. and Chang Magnesium has been granted the land use rights through 2020 at no cost. In March2012 we ceased production at this facility and impaired it as discussed later in this report.

Our Golden Magnesium subsidiary owns and operates a magnesium facility capable of producing 12,000 metric tons of pure magnesium per year located on approximately 1,068,117 square feet of land located in Yueyang, of Gu County, in the Shanxi Province, China. The land use rights expire in January 2061.

Our Baotou Changxin Magnesium subsidiary owns and operates a magnesium facility capable of producing 24,000 metric tons of pure magnesium per year located on approximately 406,000 square feet of land located in the Shiguai district of Baotou city, in Inner Mongolia. Baotou Changxin Magnesium occupies this land pursuant to an asset acquisition agreement entered into with Baotou Sanhe Magnesium Co., Ltd. to acquire the land use rights for this property, among other assets. The land use rights expire in May 2045.In September 2012 we discontinued Baotou Changxin Magnesium’s operations.  The value of this facility is reflected on our balance sheet at September 30, 2012 under assets held for sale.

Our DEI Jixiang Metal subsidiary has a land lease agreement with a Yanjing County Government agency for approximately 96,000 square feet of land on which expires on January 12, 2016. We have paid $7,878 for 10 years rent through January 2016 under this land lease agreement.

Our CDI Metal subsidiary operates from a 14,000 square foot manufacturing and office space located at 1258 Nangang Road, Nanhui District, Shanghai, China. The term of the lease is from January 1, 2008 to December 31, 2017 for a commitment of approximately $17,000 annually.

Our CDI Beijing subsidiary leases an approximately 2,009 square foot office space located in Beijing, China for an annual expense of approximately $25,726 that expires in June 2014.

Our subsidiary CDI Shanghai Management leases approximately 2,981 square feet of office space in Shanghai for an annual expense of approximately $105,182 (RMB 686,700) per year. The lease expires on December 31, 2012.

Our Ruiming Magnesium subsidiary owns and operates a magnesium facility located on approximately a total of 414,308 square feet of land located in Shagou Village, Yangqu County of Taiyuan City Shanxi Province, China. Ruiming Magnesium occupies the land on which this facility is located pursuant to two land use rights agreements one of which is held by Ruiming Magnesium and one held by Shanxi Tongbao Investment Group Co., Ltd. The land use agreement held by Shanxi Tongbao Investment Group Co., Ltd. will be transferred to Ruiming Magnesium pursuant to the terms of the Equity Transfer Agreement dated July 13, 2010 entered into among CDI China, Inc., Pine Capital Enterprises, Inc., Taiyuan Yiwei Magnesium Industry Co., Ltd. and Taiyuan Ruiming Yiwei Magnesium Industry Co., Ltd. The land use rights agreement held by Ruiming Magnesium covers approximately 208,534 square feet of land and expires in February 2052.  The land use rights agreement held by Shanxi Tongbao Investment Group Co., Ltd. covers approximately 205,774 square feet of land and expires in February 2052.

Our Golden Trust Magnesium subsidiary owns and operates a magnesium facility capable of producing 20,000 metric tons of pure magnesium per year located on approximately 502,000 square feet of land located in the Loudong Industrial Park of Xiaoyi City, Shanxi Province in China. There are no land use rights or land leases on this facility.
Our Lingshi Magnesium subsidiary owns and operates a magnesium facility capable of producing 12,000 metric tons of pure magnesium per year located on approximately 902,000 square feet of land located in Zhijiazhuang Village of Lingshi County in Shanxi Province, China. Lingshi Magnesium occupies this land pursuant to an approval from the Jinyang Municipal Government. The land use rights expire in May 2045.

ITEM 3.	LEGAL PROCEEDINGS.

Our wholly owned subsidiary CDII Trading and our company are involved in the following litigation with Sunskar, Ltd. and its agents (“Sunskar”):

Sunskar filed a petition, as amended, to compel our company and CDII Trading to arbitration in accordance with the Federal Arbitration Act, 9 U.S.C. §1, et seq. and New York Convention, 9 U.S.C. §201, et. seq. in the U.S. District Court for the Southern District of New York (Case No. 11CV2499) (the “New York District Court Litigation”). The petition alleges that CD International and CDII Trading breached an agreement for the charter of a vessel owned by Sunskar and seeks damages in excess of $1,000,000 as a result of our alleged breach of the agreement. On November 3, 2011, the Court issued an order granting Sunskar’s petition to compel arbitration against CDII Trading, denied the petition to compel arbitration against CD International and stayed the federal court action pending completion of the arbitration.

A maritime arbitration proceeding was brought by Sunskar against CDII Trading in New York, New York under the Maritime Arbitration Rules seeking an award of Sunskar’s attorney’s fees and costs incurred in the New York District Court Litigation of $67,845 and damages and attorney’s fees and arbitration costs of $1,077,308 (the “Arbitration Claim”). On February 8, 2012, the panel in the arbitration proceeding found that Sunskar had presented a prima facie case of repudiation of contract and its entitlement to damages against CDII Trading. The panel noted Sunskar’s claim for damages, interest, fees and costs exceeds $1 million and directed CDII Trading to post security in the amount of $850,000 in a form reasonably acceptable to Sunskar no later than March 9, 2012 as a source of funds in the event Sunskar is successful on the merits.

On March 8, 2012, CDII Trading and Alex Friedberg filed an action against David Christian Wold, Sunskar and Skaarup Shipping Corporation in the U.S. District Court for the Southern District of Florida (Case No.12-60547-CIV-DIMITROULEAS/SNOW) alleging that they made fraudulent and negligent misrepresentations to CDII Trading and Friedberg in regards to the charter of a vessel owned by Sunskar. On May 23, 2012 the District Court entered an order approving CDII Trading’s notice of voluntary dismissal without prejudice in this case and on August 9, 2012 the District Court granted the defendants motion to dismiss the case as to Mr. Friedberg’s claims. The Court retained jurisdiction to entertain a motion for sanctions.

On March 9, 2012, CDII Trading filed a voluntary petition in the United States Bankruptcy Court in the Southern District of Florida (the “Bankruptcy Court”) for relief under Chapter 11 of title 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the case In re CDII Trading, Inc., Case No. 12-15810 JKO (the “Bankruptcy Case”). CDII Trading’s filing of its voluntary petition operated as a stay of the continuation of the New York District Court Litigation and the Arbitration Claim. On April 11, 2012 the Chapter 11 bankruptcy case was converted to a case under Chapter 7 of the Bankruptcy Code.

On September 24, 2012 the Bankruptcy Court entered an order (the “Order Approving Settlement Agreement”) approving a June 10, 2012 settlement agreement, as amended on August 23, 2012 (collectively, the “Settlement Agreement”) among CD International Enterprises, Inc. and its subsidiaries, CDI China, Inc., China Direct Investments, Inc., and International Magnesium Group, Inc. (collectively, the “CD Affiliates”) and Sonya Salkin, the Trustee on behalf of CDII Trading in the Bankruptcy Case. Under the terms of the Settlement Agreement, the CD Affiliates, jointly and severally, agreed to purchase all of the assets of CDII Trading which includes all contractual rights to purchase iron ore and any surplus property in the estate after a final determination and payment of creditor claims. The CD Affiliates also retained all their rights to object and contest the claims filed in the Bankruptcy Case, including the claims of Sunskar, Ltd. and Trafigura Beheer, N.V. The Settlement Agreement also provides for a release of all claims of the Trustee regarding the Bankruptcy Case against the CD Affiliates. In exchange for these rights, the CD Affiliates agreed to pay the estate in Bankruptcy Case $1,200,000, of which, $695,833.33 has been paid and a balance of $504,166.67 is payable in 11 consecutive monthly installments of $45,833.33 on December 31, 2012 and each consecutive month thereafter until paid. Should the CD Affiliates be successful in any efforts to object and contest any of the claims, currently totaling $1.34 million, any monies remaining in the estate after payment of claims and administrative costs shall be returned to the CD Affiliates. There can be no assurance, however, that the CD Affiliates will be successful in their efforts to object to these claims. In the event the CD Affiliates fail to make any payment due or default under any term or condition under the Settlement Agreement, subject to a cure period, the Trustee shall be entitled to a judgment of $3,243,000 against the CD Affiliates, jointly and severally.

In addition, on October 9, 2012, the Bankruptcy Court entered a temporary bar order (the “Temporary Bar Order”) that, subject to certain exclusions provided for in the order, prohibits any person from taking any legal action against the CD Affiliates for all matters arising out of any involvement of the CD Affiliates in transactions, acts, or events in any manner related to CDII Trading or its bankruptcy estate including those actions in the nature of alter ego or “veil piercing” which belong to the Trustee. The Temporary Bar Order remains in effect until (i) an uncured default by the CD Affiliates under the Settlement Agreement, (ii) the final adjudication of Sunskar’s claim, or (iii) a subsequent order of the Bankruptcy Court, whichever occurs first.

In October 2012, Sunskar filed a Notice of Appeal of the Order Approving Settlement Agreement and the Temporary Bar Order.

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

ITEM 4.	MINE SAFETY DISCLOSURE.

Not applicable to our operations.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock has been quoted in the over-the-counter markets on the OTCQB Tier of the OTC Markets  under the symbol CDII since July 2012, and prior to that our common stock was listed on NASDAQ Global Market from May 1, 2008 until July 2012. The following table sets forth the reported high and low closing prices for our common stock as reported on the Nasdaq Global Market and on the OTCQB for the periods presented. These prices do not include retail mark-ups, markdowns or commissions, and may not necessarily represent actual transactions.

	High	Low

Fiscal 2011
First quarter	$2.22	$1.10
Second quarter	$1.83	$1.17
Third quarter	$1.42	$0.85
Fourth quarter	$1.17	$0.76

Fiscal 2012
First quarter	$1.08	$0.68
Second quarter	$1.00	$0.75
Third quarter	$0.84	$0.26
Fourth quarter	$0.35	$0.18

As of December 19, 2012 there were approximately 22 shareholders of record of our common stock. The number of record holders does not include beneficial owners of common stock whose shares are held in the names of banks, brokers, nominees or other fiduciaries.

Transfer Agent

Our transfer agent is Computershare Trust Company, Inc. which is located at 350 Indiana Street Suite 800, Golden, CO 80401. The phone number is (303) 262-0600 and its website is www.computershare.com.

Dividends

We have never paid cash dividends on our common stock. Payment of dividends will be within the sole discretion of our Board of Directors, subject to any preference rights of our Series A Convertible Preferred Stock, and will depend, among other factors, upon our earnings, capital requirements and our operating and financial condition. In addition, under Florida law, we may declare and pay dividends on our capital stock either out of our surplus, as defined in the relevant Florida statutes, or if there is no such surplus, out of our net profits for the year in which the dividend is declared and/or the preceding year. If, however, the capital of our company computed in accordance with the relevant Florida statutes, has been diminished by depreciation in the value of our property, or by losses, or otherwise, to an amount less than the aggregate amount of the capital represented by the issued and outstanding stock of all classes having a preference upon the distribution of assets, we are prohibited from declaring and paying out of such net profits and dividends upon any shares of our capital stock until the deficiency in the amount of capital represented by the issued and outstanding stock of all classes having a preference upon the distribution of assets shall have been repaired.

Recent Sales Of Unregistered Securities

On June 6, 2012, we issued 180,494 shares of our common stock valued at $0.35 per share for a total of $63,173 to Zhidong Zhao for legal services provided. On September 12, 2012, we issued an additional 740,000 shares of our common stock valued at $0.20 per share for a total of $148,000 to Mr. Zhao for legal services provided. These shares of our common stock were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act. In addition, the recipient a sophisticated investor and had access to information normally provided in a prospectus regarding us.

ITEM 6.	SELECTED FINANCIAL DATA.

Not applicable for a smaller reporting company.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

The following discussion and analysis of our consolidated financial condition and results of operations for the fiscal years ended September 30, 2012 and September 30, 2011, should be read in conjunction with the consolidated financial statements and other information presented in this Annual Report on Form 10-K.

OVERVIEW OF OUR OPERATIONS

Our Business

We are a U.S. company that manages a portfolio of entities in China and the Americas. We also provide business and financial consulting services to public and private American and Chinese businesses. We operate in three identifiable segments: Magnesium, Basic Materials, and Consulting.

Historically, our Magnesium segment has represented our largest segment by assets and revenues. We manufacture and sell pure magnesium and related by-products sourced and produced in China. We also purchase and resell magnesium products sourced and produced in China by third parties. Magnesium is the lightest and strongest of the structural metals; it is one fourth the weight of steel, two fifths the weight of titanium and two thirds the weight of aluminum. Magnesium is used in a variety of markets and applications due to the physical and mechanical properties of the element and its alloys. Magnesium ingots are the feedstock for the manufacturing process of titanium and aluminum alloying. Magnesium powder and granules are used as a desulphurizer that removes sulfur in the production process of steel. Additionally, various types of magnesium alloys which are produced from the pure magnesium ingots are used in aircraft, automobile parts, and in electronic equipment such as computers, cameras and cellular phones.  As described elsewhere herein, in February 29, 2012, we completed the acquisition of 100% of Golden Trust and 80% of Lingshi Magnesium. Golden Trust and Lingshi Magnesium are both engaged in the production of pure magnesium ingots. We have added approximately 20,000 metric tons of annual production capacity from Golden Trust and approximately 12,000 metric tons of annual production capacity from Lingshi Magnesium, bringing our total magnesium production capacity to approximately 90,000 metric tons. Additionally, and as discussed elsewhere herein, in September 2012 we impaired two magnesium facilities, Baotou Changxin Magnesium and Chang Magnesium due to continuous operating stoppages resulting from high cost of production and poor market economic conditions.

Our Basic Materials segment engages in the sale and distribution of basic resources within China and the global purchase and sale of industrial commodities in the Americas which includes mineral ores and non-ferrous metals. As described elsewhere in this report, in September 2012 we sold our majority interest in Lang Chemical and in October 2012 we sold our interest in CDI Beijing. While revenues in prior periods from CDI Beijing were not material to our operations, Lang Chemical’s assets represented substantially all of the assets in this segment. This disposition is consistent with our strategy to streamline our investment and assets in China committed to this segment due to poor performance over the past fiscal year and realign our investments to our industrial commodities business in the Americas to maximize our profits and cash flow over the next fiscal year and beyond.

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

OUR OUTLOOK

A significant portion of our business and operations are in China and, accordingly, its national economy plays a significant role in our results of operations. China’s gross domestic product growth (GDP) rate slowed to approximately 7.4% in the third quarter of calendar year 2012, down from 7.6%  in the second calendar quarter of 2012, and down from 8.1% in the first quarter, as compared to the same period in calendar 2011, which is the lowest rate since the second calendar quarter of 2009 as the European debt crisis and weaker demand has put the global economic recovery in jeopardy and pushed China’s export-driven manufacturing activities to its lowest levels in the past three years. The 7.4% GDP growth in the third calendar quarter of 2012 reflected a combination of weak demand from abroad, flagging investment at home, and insufficient spending by China's households to pick up the slack. Furthermore, China’s housing market and particularly its real estate construction market experienced a significant correction due to a tighter regulatory environment, bank lending curbs, and slower demand during fiscal 2012. In response to this slowdown, China’s Central Bank cut the nation’s commercial banks’ reserve requirement ratio by 0.5 percentage point, the first such cut since December 2008, and in June 2012 cut the interest rate twice, in order to provide additional liquidity for commercial lending. This represents a significant shift in China’s economic policy signaling that China has put economic growth at the top of its agenda, rather than concerns about inflation.

China's import fell 2.6% year-on-year in August 2012 while exports grew a lackluster 2.7% over the same period. The poor export growth reading in August of 2012 confirmed the weakness of the export sector in China's economy. Profits at China's major industrial enterprises fell more steeply in August 2012, extending the decline into a fifth straight month as earnings were dragged down by the continued slowdown in economic growth and rising labor costs.

During fiscal 2012, the overall economic environment, particularly in China, showed no improvement, and our Basic Materials segment continued to struggle with slower customer demand due to tightened credit conditions in China impacting customer financing needs to purchase our products. We still face a number of challenges in continuing the growth of our business, which is primarily tied to the overall health of the global economy. During this fourth quarter of fiscal 2012 and into fiscal 2013, we also intend to realign our investments, and streamline and restructure our operations in China, in our Basic Materials segment, as we shift our business and strategic focus in the Basic Materials segment to the expansion of our industrial commodities sourcing and distribution business in the Americas. As discussed above, we sold our 51% interest in Lang Chemical for $1.2 million in late September of 2012 and in October 2012 we also sold our 51% interest in CDI Beijing for $1.6 million as part of our streamline steps and restructuring strategy to redirect our investments to our industrial commodities in the Americas so as to maximize our profits and cash flow during the coming years.

Two additional events during fiscal 2012 have the ability to adversely impact our overall business and operations. The NASDAQ Stock Market notified us of the delisting of our common stock. Our common stock was delisted on July 11, 2012 and is now quoted in the over-the-counter market on the OTCQB Tier of the OTC Markets. This occurrence will make our ability to raise capital in future periods much more difficult and will adversely impact our shareholders’ liquidity in our common stock. The second event is the bankruptcy of our CDII Trading subsidiary which is described in greater detail elsewhere in this report.

Information On Trends Impacting Our Reporting Segments Follows:

Magnesium segment.

According to the International Magnesium Association (IMA), an industry trade group, from January 2012 to July 2012 (most recent available data) China’s domestic magnesium exports totaled approximately 228,000 metric tons, down12.2% compared to the same period in 2011. This downward trend has persisted for the past three quarters of 2012. Furthermore, according to statistics by the General Administration of Customs in China, as published by China Minor Metals, China's export of magnesium products fell by approximately 31,000 metric tons in May of 2012, down 9.6% on a year to year basis. The May figure was 10.6% lower than the volume in April 2012 and was the third consecutive month to see a decline. In recent months, particularly in the months of October 2012and November 2012, we have seen some improvement in the export growth as China continues to emerge from its economic slowdown during the past year.

During fiscal 2012, our Magnesium segment produced, sold or distributed approximately 36,808 metric tons of magnesium products, including 853 metric tons of magnesium powder, generating revenues of $102.2 million. During fiscal 2011, our Magnesium segment produced, sold or distributed approximately 36,637 metric tons of magnesium products, including 3,484 metric tons of magnesium powder, generating revenues of $98.8 million.

Our average magnesium sales price over fiscal 2012 was approximately $2,696 per metric ton, compared to an average magnesium sales price of approximately $2,703 per metric ton for fiscal 2011. Magnesium prices incrementally improved over the course of fiscal 2011 reflecting an improved worldwide demand pattern during the first three quarters of calendar 2011, characterized by a gradual increase in prices driven by an increased demand from the global aerospace, automotive and consumer electronics sectors. This was followed by a softening in overall demand beginning in October 2011, which has continued through the fourth quarter of fiscal 2012, mostly due to renewed concerns over the European debt crisis, tightening credit availability in China forcing domestic competitors to liquidate inventory to raise cash balances and a general slowdown in China manufacturing activities. As a result, we built additional inventory in the quarter in anticipation of an improvement in demand in the fourth quarter of calendar 2012 and into 2013. Additionally, we impaired two magnesium facilities, Baotou Changxin Magnesium and Chang Magnesium, in the fourth quarter of 2012for a total of $21.0millionin impairment charges, $3.8 million charge to operations for Chang Magnesium and $17.2 million to discontinued operations for Baotou Changxin Magnesium. The Baotou Changxin Magnesium facility was reported separately under discontinued operations in our consolidated financial statements appearing elsewhere in this report since this facility will no longer be used in the future.

Based on the current trends and quoting activities, and indications from the economic activities worldwide, we believe that magnesium demand and prices will begin to increase progressively in the last quarter of calendar 2012 and into 2013. Further, we believe that the long term industry trends for magnesium are favorable and will allow us to rapidly ramp up our production to capitalize on expected growth during fiscal 2013. We intend to continue with our strategic plan to further streamline and consolidate our own production capacity subject to the availability of additional capital.

Basic Materials Segment.

During fiscal 2012, we experienced much lower demand for our products in this segment in our China market sector, primarily due to tightened credit conditions in China impacting our customers' ability to obtain financing to purchase our products. Furthermore, the overall domestic market for our products in the Basic Material segment continued its downtrend during fiscal 2012, resulting in a weaker business environment in both our specialty chemicals and construction steel related sales. For fiscal 2012, there were basically nominal revenues from our specialty chemical and steel related product ssales and gross margins which were netted with related costs and included in discontinued operations as compared to the same period in fiscal 2011. Our comparative financials for fiscal 2012 and 2011 have been adjusted to reclassify from this segment operations into discontinued operations the disposition of Lang Chemical and CDI Beijing which were our main subsidiaries in the Basic Materials segment.

As a result of the substantial economic slowdown and lack of new sales in the domestic market in China for our specialty chemicals and steel related products, we disposed of the two main subsidiaries in the fourth quarter of fiscal 2012, which have negatively impacted this segment over fiscal 2012, namely Lang Chemical and CDI Beijing, as previously discussed, and have further realigned our capital investment in these businesses toward our industrial commodities and distribution business in the Americas in order to maximize our revenues, gross profit, and cash flow in this segment in fiscal 2013 and in future years.

In fiscal 2012, we experienced delays in completing a shipment out of Mexico due to a longer than expected timeframe to receive environmental permits needed to process the iron ore to meet our customer’s specifications and necessary export approvals. During the second quarter of fiscal 2012, we applied for and received the required environmental permits to process iron ore, however, we are still waiting for the approval to export. We are also exploring opportunities for domestic sales. Our operations in Chile experienced shipping delays due to a longer than expected timeframe to receive port authority approval to export the iron ore. During the third quarter of fiscal 2012 we also worked to establish new relationships with suppliers/exporters. One of our suppliers/exporters received port authority approval for shipment during the fourth quarter and we expect to begin revenue generation during fiscal 2013. In Bolivia, we established new relationships with a supplier and are working with an engineering specialist to further strengthen our sourcing capabilities and a logistics provider to meet our inland transportation needs.

In fiscal 2013 and future years, the Basic Material segment will be driven by our industrial commodities business in South America. Our China market presence in chemicals and steel related construction products have been disposed as of the end of fiscal 2012, as previously discussed.

Consulting Segment.

We believe demand for our consulting services will improve in fiscal 2013. In September of 2011, we launched a marketing initiative for our new One-Stop China Value™  program in an effort to capitalize on the current environment. This program is designed to implement a broad range of strategies to enhance and maximize shareholder value for China-based U.S. public companies. Other marketing plans include sponsoring trade symposiums, investment forums, and forming strategic alliances with industry and trade associations.

GOING CONCERN

Our financial statements have been prepared assuming we will continue as a going concern. For fiscal 2012 we reported a net loss of $53.3 which is primarily attributable to the impact of discontinued operations primarily related to Basic Materials and Magnesium segments and one-time impairment charges in the Magnesium and Consulting segments. This, among other operational issues, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

RESULTS OF OPERATIONS

As described elsewhere in this report, during the fourth quarter of 2012 we sold our interests in Lang Chemical and CDI Beijing and discontinued the operations of CDI Jingkun Zinc and CDI Jixiang Metal, all of which were part of our Basic Materials segment. In addition, in the fourth quarter of 2012, we discontinued the operations of Baotou Changxin Magnesium which was part of our Magnesium segment and also took an impairment charge for Chang Magnesium. The results of operations of each of these entities, and all related costs of revenues and operating expenses, for fiscal 2012 and 2011 are included in discontinued operations appearing on consolidated statements of operations and comprehensive income (loss) appearing later in this report.

Summary of Selected Consolidated Financial Information

	Twelve Months Ended September 30,
	2012		2011
(Dollars in thousands)	Amount	% of Revenues	Amount	% of Revenues	% Increase (Decrease)
Magnesium segment	$102,229	90%	$98,820	81%	3%
Basic Materials segment	0.8	0%	4,294	3%	(100%)
Consulting segment	11,828	10%	19,007	16%	(38%)
Consolidated Revenues	$114,058	100%	$122,121	100%	(7%)
Cost of revenues	102,528	90%	105,630	86%	(3%)
Gross profit	11,530	10%	16,491	14%	(30%)

Total operating expenses	19,859	17%	9,558	8%	107%
Total operating (loss) income	$(8,329)	(7%)	$6,933	6%	(220%)

Analysis of Operating Results by Segment

A summary of our comparative operating results by segment for the twelve months ended September 30, 2012 and 2011, follows:

Magnesium Segment	Twelve months ended September 30,		Increase (Decrease)
(Dollars in thousands)	2012	2011

Total revenues	$102,229	$98,820	$3,409
Cost of revenues	100,924	95,420	5,504
Gross profit	1,305	3,400	(2,095)
Total operating expenses	8,864	3,417	5,447
Operating (loss)	$(7,559)	$(18)	$(7,541)

Basic Materials Segment	Twelve months ended September 30,		Increase (Decrease)
(Dollars in thousands)	2012	2011

Total revenues	$0.8	$4,294	$(4,293)
Cost of revenues	0.6	3,692	(3,691)
Gross profit	0.2	602	(602)
Total operating expenses	1,491	915	576
Operating (loss) income	$(1,491)	$(313)	$(1,178)

Consulting Segment	Twelve months ended September 30,		Increase (Decrease)
(Dollars in thousands)	2012	2011

Total revenues	$11,828	$19,007	$(7,179)
Cost of revenues	1,604	6,517	(4,913)
Gross profit	10,224	12,490	(2,266)
Total operating expenses	9,505	5,226	4,279
Operating income	$719	$7,264	$(6,545)

Consolidated Revenues

Revenues in fiscal 2012 decreased by 6.6%, as compared to fiscal 2011, primarily due to basically no revenues from the Basic Materials segment resulting from economic slowdown in China and a substantial drop in sales, including the fact that both of the main subsidiaries in Basic Materials segment were sold in the fourth quarter of 2012 to realign investment resources for the future, coupled with a decrease of 37.7% in revenues from the Consulting segment due to the cyclical nature of the consulting business and the lack of new clients over the past two fiscal quarters of fiscal 2012, offset by a 3.5% increase in revenues from our Magnesium segment.

Revenues by Segment

Our Magnesium segment sold and distributed approximately 36,808 metric tons of magnesium, including 853 metric tons of magnesium powder, generating revenues of $102.2 million for fiscal 2012, as compared to 36,637 metric tons, including 3,484 metric tons of magnesium powder, for revenues of $98.8 million for fiscal 2011, after adjustment for discontinued operations on a comparative basis shown separately in our statement of operations. The average selling price of our magnesium for ingot and powder sales for fiscal 2012, excluding processing fees increased slightly by 0.2% while volume increased by 0.5%, resulting in slightly higher revenues for fiscal year 2012. Included in the $102.2 million for fiscal 2012 was approximately $3.0 million in processing fees which is a new source of revenue for the Magnesium segment. During the quarter we reduced trading activity in anticipation of a strengthening in demand and prices for magnesium in the last quarter of calendar 2012 and into 2013.

Our Basic Materials segment generated nominal revenues in fiscal 2012 as compared to $4.2 million for fiscal 2011. The decrease of 100% in revenues for fiscal 2012 was primarily due to much lower sales volumes from our construction steel related products due to reduced demand caused by slower construction expansion and tightened credit conditions in China impacting our customers' ability to obtain financing to purchase our products. We disposed of the two main subsidiaries in this segment in the last quarter of fiscal 2012, and included the dispositions in our discontinued operations.

Our Consulting segment revenues primarily consist of consulting and advisory service fees we received from certain publicly traded U.S. companies with their primary business operations located in the PRC. We receive a fixed number of shares of their marketable securities or fees from those client companies, including both recurring and one-time transaction fees for services provided to clients. Consulting segment revenues vary from period to period depending upon the timing, nature and scope of services we provide to a particular client. Our Consulting segment generated $11.8 million in revenues during fiscal 2012, as compared to $19.0 million in fiscal 2011, primarily due to lack of new client additions during the last two quarters of fiscal 2012 as opposed to new clients added during the same period in fiscal 2011, coupled with a reduction in scope of consulting and transactional services provided to the new clients during fiscal 2012.

Consolidated Gross Profit

Our consolidated gross profit in fiscal 2012 decreased by 30.0% as compared to fiscal 2011. Our consolidated gross profit margin decreased to 10.1% in fiscal 2012, as compared to 13.5% in fiscal 2011. The decrease in gross profit was primarily due to basically no sales revenues from our Basic Materials segment, coupled with a 61.6% decrease in gross profit within our Magnesium segment and an 18.1% decrease in gross profit from our Consulting segment.

Gross Profit by Segment

Gross profit in fiscal 2012 for our Magnesium segment decreased by $2.1 million, or 61.6%, over fiscal 2011, with a gross profit margin of 1.3% as compared to 3.4% in fiscal 2011. The decrease in gross profit for fiscal 2012 was primarily due to an increase in sales revenues of 3.5%, offset by a 5.8% increase in cost of revenues, including lower depreciation expense from a change to units of production method to reflect allocation of costs in the production cycle, as compared to fiscal 2011. As described in Note 3 to the consolidated financial statements appearing elsewhere in this report, during the second quarter of 2012, we changed our depreciation method in the Magnesium segment from straight-line to units of production to better reflect the allocation of costs to the production cycle given the production capacity available and capital investment committed to this segment.

Our gross profit in our Basic Materials segment for fiscal 2012 was negligible as compared to a gross profit of $0.6 million for fiscal 2011.The gross profit and margins for our Basic Materials segment was negatively impacted during the entire fiscal 2012 by substantially lower sales revenues from Lang Chemical and our CDI Beijing subsidiary that sells and distributes steel related products, including reinforcing steel bars and other industrial related commodities, primarily due to tightened credit conditions in China impacting our customers' ability to obtain financing to purchase our products. Both of these subsidiaries were discontinued during the fourth quarter of fiscal 2012.

Gross profit in our Consulting segment for fiscal 2012 was $10.2million with a margin of 86.4%, as compared to $12.5 million with a margin of 65.7% for fiscal 2011. The increase in gross profit was primarily due to lower cost of revenues in serving our clients.

Total Operating Expenses

Total operating expenses, net of other operating income, increased by $10.3 million, or 107.0%, in fiscal 2012, as compared to fiscal 2011. The increase was primarily due to a write off for prepaid expenses to suppliers in our Basic Materials and Consulting segments of $4.0 million, an impairment charge for the Chang Magnesium facility of $3.8 million, and $2.4 million in higher general and administrative expenses in the Consulting and Magnesium segments. During fiscal 2011, we also collected approximately $0.4 million from a customer for manufacture processing fees we previously discharged as a bad debt within our Magnesium segment and recognized it as other operating income with no comparable other operating income for fiscal 2012.

Operating Expenses by Segment

Operating expenses in our Magnesium segment during fiscal 2012 increased by $5.4 million, as compared to fiscal 2011, primarily due an impairment charge of $3.8 million for the Chang Magnesium facility and higher selling, general and administrative expenses resulting from the additions of the costs associated with Golden Trust and Lingshi Magnesium and higher employee benefit expenses.

Operating expenses in our Basic Materials segment for fiscal 2012 increased 63.0% as compared to fiscal 2011, primarily due to a $0.9 million write off of prepaid expenses to suppliers offset by lower selling, general and administrative expenses resulting from lower sales demand for products and the disposition of two of our main subsidiaries in this segment, as previously discussed.

Operating expenses in our Consulting segment for fiscal 2012 increased 81.9% as compared to fiscal 2011, primarily due to a write off of $2.8 million for prepaid expenses to suppliers and general and administrative expenses, including write off of receivable securities of $0.8 million, and higher travel expenses incurred in serving our client base for both our U.S. headquarters and China-based operations, and executive management. Operating expenses in our Consulting segment also include our general corporate operating expenses.

Impairment losses

In the fourth quarter of fiscal 2012, we impaired two magnesium facilities, Baotou Changxin Magnesium and Chang Magnesium, and recorded a charge of approximately $3.8 million to operating expenses for the Chang Magnesium impairment, and $14.8 million for Baotou Changxin Magnesium which is included separately in discontinued operations, to reflect the impairment of these facilities. The remaining assets of Baotou Changxin Magnesium have been transferred to assets held for sale on our consolidated balance sheet appearing later in this report. We also impaired the assets of CDI Jingkun and CDI Jixiang Metal, subsidiaries in our Basic Materials segment, and discontinued the operations of these entities, and thus recorded an impairment loss of approximately $2.1million, and transferred these assets to held for sale.

During the fourth quarter of fiscal 2012 we also recognized an impairment of $17.3 million related to the value of marketable equity securities we held for resale due to limitations in the marketability and liquidity of those securities under the current market conditions and Federal securities laws, which severely limited realization of our carrying value of these securities which represented securities we accepted as compensation for services by our Consulting segment.  During the fourth quarter of fiscal 2012 we also recognized an impairment of $6.1 million associated with the value of shares we received from two other Consulting clients as compensation for services we rendered as a result of the significant decline in the market value of those shares.

Income Taxes

Income tax expense for fiscal years 2012 and 2011amounted to $0.1 million and $0.1 million, respectively. For the fiscal year 2012 our effective tax rate was approximately 0% due to operating losses, as compared to 2.1%, for fiscal 2011.

Net (Loss) Income from Continuing Operations

Net loss from continuing operations for fiscal 2012 amounted to $32.8 million as compared to net income of $6.8 million for fiscal 2011. The loss for fiscal 2012 was primarily due to a decrease in operating income of $15.2 million, and $10.3 million in higher operating expenses, which included one-time write off of advances to suppliers of $4.0 million, impairment charges of $3.8 million for Chang Magnesium facility, impairment charges of $6.1 million for receivable marketable securities, and impairment charges for marketable securities available-for-sale of $17.3 million.

Discontinued Operations

Losses from discontinued operations amounted to $20.5 million in fiscal 2012 primarily due to the sale and disposition of our specialty chemical subsidiary Lang Chemical and construction steel commodities related subsidiary CDI Beijing, and to the impairment of three other subsidiaries, namely Baotou Changxin Magnesium, CDI Jingkun Zinc, CDI Jixiang Metal, as previously discussed.

Gain on disposal of discontinued operations, net of tax, totaled $3.0 million in fiscal 2011, which was primarily attributable to a one-time gain we recognized on the sale of our 51% interest in Pan Asia Magnesium for $3.0 million, including the reversal of $0.1 million in unamortized litigation costs we previously accrued, partially offset by a $0.1 impairment loss incurred in connection with the dissolution of CDI Magnesium.

Net (loss) income

Net loss for fiscal 2012 amounted to $53.3 million as compared to net income of $8.8 million for fiscal 2011, primarily due to a decrease of $15.3 million in consolidated operating income, which included non-cash impairment losses of $3.8 million, and $20.5 million in losses from discontinued operations.

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

RECONCILIATION OF NET INCOME FROM OPERATIONS TO EBITDA
(Unaudited)

	Twelve Months Ended September 30,
(Dollars in thousands)	2012	2011	Increase (Decrease)	% change
Net (loss) income from continuing operations	$(32,808,450)	$5,848,514	$(38,656,964)	(661%)
Interest expense, net	303,113	94,136	208,977	222%
Income tax (benefit) expense	123,596	189,380	(65,784)	(35%)
Depreciation	2,374,528	3,751,936	(1,377,408)	(37%)
Amortization	164,116	20,061	144,055	718%

EBITDA from continuing operations	$(29,843,097)	$9,904,027	$(39,747,124)

By Segment:

Magnesium	$(5,633,967)	$2,802,367	$(8,436,334)	(301%)
Basic Materials	(2,324,900)	(437,674)	(1,887,226)	431%
Consulting	(21,884,230)	7,539,334	(29,423,564)	(390%)
EBITDA from continuing operations	$(29,843,097)	$9,904,027	$(39,747,124)

n/m= not meaningful

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. As of September 30, 2012 we had a working capital deficit of $0.4 million, for a decrease of $45.2 million, as compared to $44.8 million as of September 30, 2011. We rely upon cash generated from our operations, advances from related parties and capital raised through equity sales to fund our operations. In November of 2012, we also established two credit facilities of up to $2.8 million based on receivable and inventory financing from our IMG subsidiary to expand ongoing magnesium and commodities distribution businesses. As of December 20, 2012, we have drawn $0.8 million under these facilities. Other than the amounts required to fund the settlement agreement we entered into in the bankruptcy case involving CDII Trading discussed earlier in this report, we do not anticipate any major capital expenditures. As a result of the working capital deficit and the operating losses incurred, our cash flow from operations is not expected to be sufficient to sustain our operations and satisfy our obligations as they become due.

Our cash balance as of September 30, 2012 amounted to $3.4 million, a decrease of $9.1 million, as compared to September 30, 2011. During fiscal 2012, we had cash outflow of $7.6 million used in operating activities, and $5.9 million for new acquisitions and capital expenditures in investing activities offset by cash inflows of $1.8 million from cash acquired in acquisitions, and $2.2 million from net cash proceeds on sale of marketable securities available-for-sale coupled with net cash provided by financing activities of $3.1 million, before considering a $2.7 million non-cash unfavorable effect of exchange rate on cash.

Our marketable securities available-for-sale as of September 30, 2012 totaled $0.4million, a decrease of $7.8 million as compared to September 30, 2011, primarily due to a write off certain marketable securities during the fourth quarter of fiscal 2012, namely China Logistics Group, Inc. for $0.8 million, Dragon International Group, Inc. for $22,816, Dragon Capital Group Corp. for $1.1 million, China Education International Inc. for $7.1 million, Ziyang Ceramics Corp. for $8.3 million, from our portfolio due to limitations in the marketability and liquidity of those securities under the current market conditions, which severely limited realization of our carrying value. Our write off of these marketable securities-available-for-sale resulted in a total loss of approximately $17.3 million during fiscal 2012. We expect to evaluate the carrying value of the remaining marketable equity securities we are holding for sale in subsequent periods and may elect to take additional impairments on these values.

Short-term loans at September 30, 2012 includes $1,400,000 owed under secured promissory notes bearing interest at the rate of 1% per month which mature between December 2012 and February 2013. As collateral for these obligations, we have pledged an aggregate of 5,829,115 shares of common stock of China Education International, Inc. which we received as compensation for consulting services rendered by us.

Our accounts receivable as of September 30, 2012 amounted to $11.2 million, a decrease of $9.2 million as compared to September 30, 2011, primarily due to a decrease of $15.5 million in accounts receivable net of allowance for doubtful accounts within our Basic Materials and Consulting segments, offset by an increase of $4.6 million in accounts receivable within our Magnesium segment. Our Consulting segment generally receives full payment in advance for consulting services to be provided, primarily in the form of our client company’s common stock. For transactions in which we advise a new client company on entering into the U.S. public market for the first time, it may take some additional time for us to receive our transaction fees due to the necessary compliance and regulatory filing process. Our Basic Materials and Magnesium segments generally offer payment terms to its customers of 90 days.

Inventories as of September 30, 2012 amounted to $5.7 million, a decrease of $3.9 million as compared to September 30, 2011, primarily as a result of a decrease of $3.9 million within our Basic Materials segment.

Prepaid expenses and other current assets consist of prepayments to vendors for inventory, other receivables, loans receivable, VAT tax refunds, and security deposits. Prepaid expenses and other current assets as of September 30, 2012 amounted to $5.9 million, a decrease of $8.5 million as compared to September 30, 2011, primarily due to a $4.0 million write off of prepayments to suppliers within our Basic Materials and Consulting segments.

Accounts payable and accrued expenses represent payables associated with the general operations within each segment, including accrued payrolls. Accounts payable and accrued expenses as of September 30, 2012 amounted to $5.2 million, a decrease of $10.2 million as compared to September 30, 2011, primarily due to a decrease of $7.2 million within our Basic Materials segment due to no purchases and the disposition of main subsidiaries in this segment, and a $1.7 million decrease within our Magnesium segment.

Accounts and other payable – related party represent payables owed to the related parties for transactions occurred in the ordinary course of business or other financial events. As of September 30, 2012, accounts and other payable – related party amounted to $12.6 million, an increase of $8.0 million as compared to September 30, 2011, primarily due to an increase of $8.0 million within our Magnesium segment for acquisitions of two magnesium facilities during fiscal 2012.

Advances from customers and deferred revenues represent prepayments for products or services, which have not yet been shipped or provided. Advances from customers and deferred revenues as of September 30, 2012 amounted to $1.4 million and $0.3million, respectively, a decrease of $2.1 million primarily in advance from customers, as compared to September 30, 2011, primarily due to a decrease in advances from customers within our Basic Material segment resulting from lack of sales and the disposition of the main subsidiaries in this segment, Lang Chemical and CDI Beijing.

Certain events may have a negative impact on our liquidity position during fiscal 2013:

On March 9, 2012, our commodity trading subsidiary, CDII Trading, filed for voluntary bankruptcy protection under Chapter 11 in the United States Bankruptcy Court for the Southern District of Florida. On April 11, 2012, the bankruptcy judge issued an order converting the case under Chapter 11 to a case under Chapter 7 which would require liquidation of this subsidiary.

During fiscal 2012, CDII Trading had a net operating loss of $0.5 million, which was included in our consolidated statement of operations. We do not expect this bankruptcy filing to have a material impact on our consolidated financial position and operations since this subsidiary has assets of approximately $1.2 million, and liabilities of $3.2 million with accumulated deficit of approximately $2.0 million as of September 30, 2012. CDII Trading's assets are comprised primarily of prepayments to suppliers of iron ore minerals, and it uses loans from other affiliates to fund these prepayments and its operations for the iron ore minerals. A settlement agreement was reached on June 10, 2012 subject to Bankruptcy Court approval. On August 23, 2012 an amendment to the settlement agreement was executed by all parties which was subject to Bankruptcy Court hearings and approval on September 19, 2012. On September 24, 2012, the Bankruptcy Court issued an order approving the June 10, 2012 settlement agreement as amended. Under the terms of the amended settlement agreement, the CD Affiliates jointly and severally, agreed to purchase all of the assets of CDII Trading which includes all contractual rights to purchase iron ore and any surplus property in the estate after a final determination and payment of creditor claims. As a result of the approval of the amended settlement agreement by the Bankruptcy Court, we estimate the liquidity impact of the bankruptcy agreement at this time to be approximately $1,200,000, excluding legal expenses, which we have reserve for in our consolidated financial statements as described in greater detail in Note 21 to our consolidated financial statements appearing later in this report. The ultimate outcome of the bankruptcy and any possible future litigation claims proceedings related to Sunskar's claims cannot be predicted at this time, and thus the ultimate liquidity impact resulting from closure of all legal claims cannot be estimated.

In addition, the delisting of our common stock from The NASDAQ Stock Market in July 2012 was a trigger event under the designations, rights and preferences of our Series A convertible preferred stock which entitles the holders to require us to redeem the shares for cash upon notice to us. The redemption price is the greater of two formulas at the option of the holder(s). As of December 20, 2012, no holder of shares of our Series A convertible preferred stock has requested the redemption of such shares.  Any amounts we are required to pay in future periods will have the effect of reducing our working capital in future periods.

Our short term loans of $1.4 million mature by March 31, 2013. While we intend to extend the maturity date for these loans, we have not entered into any agreements with the lenders for such an extension.  In the event we are unable to extend the term of these loans, or we are unable to repay these obligations when due, we may have to seek additional financing, and no assurances can be given that such financing would be available on a timely basis, on terms that are acceptable or at all. Failure to meet the repayment or other obligations of our existing debt on or before its due date could materially adversely affect our business, results of operations and financial condition and threaten our financial viability.

We may need to raise additional working capital to fund expected growth in our Magnesium and Basic Materials segments. Following the delisting of our common stock NASDAQ in July 2012 our common stock is now quoted in the over-the-counter markets on the OTCQB Tier of the OTC Markets. The OTC Markets is an inter-dealer, over-the-counter market that provides generally significantly less liquidity than The NASDAQ Stock Market or any other national or regional exchange. Securities traded on the OTC Markets typically have fewer market makers and are not followed by analysts. The SEC's order handling rules, which apply to NASDAQ-listed securities, do not apply to securities quoted on the OTC Markets. The quotation of our shares on the OTC Markets may result in a less liquid market available for existing and potential shareholders to trade shares of our common stock, could depress the trading price of our common stock and could have a long-term adverse impact on our ability to raise capital in the future. In that event, our ability to grow may be severely limited until the capital markets are more readily accessible. In addition, while a U.S.-based company, a substantial portion of our operations are located in the PRC.  The accounting scandals involving PRC-based companies during the past year could further hinder our ability to raise capital, even thought we have not been a subject of any inquiry.

We maintain cash and cash equivalents in the United States and China. At September 30, 2012 and September 30, 2011, bank deposits by geographic area, were as follows (dollars in thousands):

Country	September 30, 2012		September 30, 2011
United States	$468	14%	$3,909	31.1%
China	2,969	86%	8,654	68.9%
Total cash and cash equivalents	$3,438	100.0%	$12,563	100.0%

As of September 30, 2012, a substantial portion of our cash balance, 86%, was in the form of RMB held in bank accounts at financial institutions located in the PRC. Cash held in banks in the PRC is not insured. The value of cash on deposit in China of $3.0 million at September 30, 2012 has been converted based on the exchange rate as of September 30, 2012.

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

Analysis of Cash Flows

In fiscal 2012, our net decrease in cash amounted to $9.1 million, which was comprised of $7.6 million used in operating activities, $1.9 million used in investing activities, offset by $3.1million provided by financing activities and $2.7 million from non-cash favorable effect of prevailing exchange rate on our cash position.

Cash Used in Operating Activities

Net cash used in operating activities for fiscal 2012 amounted to $7.6 million. The decrease was primarily due to a net loss of $53.3 million offset by non-cash item charges for impairment of long lived asset of $21.0 million primarily with our Basic Materials and Magnesium segments and impairment losses on marketable securities of $23.3 million within our Consulting segment, further offset by an increase of $7.5 million in accounts payable due to purchases on account, and a reconciliation of non-cash revenues of $10.7 million in fair value of equity securities received for consulting services we provided to our clients which was partially offset by $4.0 million in write off charges for advances to suppliers and prepaid commissions within our Basic Materials and Consulting segments.

Net cash used in operating activities during fiscal 2011 totaled $6.8 million, which primarily consisted of adjustments to reconcile non-cash items, including $18.5 million in fair value of non-cash marketable securities we received for consulting services provided to our client companies, and cash outflow of $5.9 million in prepaid expenses and other assets, $3.3 million in inventories, and a decrease of $1.9 million in accounts receivable and other assets – related party, which were partially offset by cash inflow of $8.8 million from our net income, $6.4 million in fair value of non-cash market securities we paid for services, an increase of $3.4 million in other payables, and $3.8 million in depreciation and amortization costs.

Cash (Used in)/ Provided by Investing Activities

Net cash used in investing activities for fiscal 2012 amounted to $1.9 million, which was primarily due to $4.4 million paid for Magnesium segment acquisitions and $1.5 million for purchases of property and equipment in the Magnesium segment, partially offset by $1.8 million in cash acquired from acquisitions of Golden Trust and Lingshi Magnesium, and $2.2 million from sales of marketable securities available-for-sale within our Consulting segment.

Net cash provided by investing activities during fiscal 2011 totaled $0.4 million, primarily as a result of cash inflow of $3.1 million on disposal of our discontinued operations, and $0.8 million on sale of our marketable securities available-for-sale, partially offset by cash outflow of $3.4 million on purchases of property, plant, and equipment from our continuing operations.

Cash Provided by Financing Activities

Net cash provided by financing activities for fiscal 2012 amounted to approximately $3.1 million primarily due to $1.5million decrease in restricted cash, an increase in loan payables of $1.4 million, and an increase of $0.2 million in capital contribution from non-controlling interest owners.

Net cash provided by financing activities during fiscal 2011 totaled $6.2 million, primarily as a result of cash inflow of $3.9 million in net proceeds from our sales of stock and warrant exercises, $1.7 million in cash contribution from our non-controlling interest owners, and a decrease of $3.5 million in restricted cash, partially offset by cash outflow of $3.0 million for payment of outstanding loans.

Series A Convertible Preferred Stock and Related Dividends

As of September30, 2012, 1,006 shares of Series A convertible preferred stock remained outstanding. During fiscal 2012 we paid dividends of $20,130 in cash and $40,260 in the form of 87,641 shares of our common stock. In addition, the July 11, 2012 delisting of our common stock from the NASDAQ Stock Market constituted a “trigger event” in the designations, rights and preferences of this series of stock which entitled the holders to redeem the preferred stock at a premium or, in lieu thereof, require us to reduce the conversion price.

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

A summary of significant accounting policies are discussed in further detail in the notes to the consolidated financial statements appearing in this report. We believe that the application of these policies on a consistent basis enables us to provide useful and reliable financial information about our operating results and financial condition.

Revenue Recognition

We follow the guidance of Accounting Standards Codification (ASC) 605, "Revenue Recognition,” and the Securities and Exchange Commission's Staff Accounting Bulletin (SAB) No. 104 and SAB Topic 13 for revenue recognition. In general, we record revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results when ultimately realized could differ from those estimates. Significant estimates in fiscal 2012 and fiscal 2011 include the allowance for doubtful accounts of accounts receivable, stock-based compensation, and the useful life of property, plant and equipment.

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

Marketable Securities

Our marketable securities available-for-sale are carried at fair value. We make fair value measurements for the carrying amount of the marketable securities available-for-sale quarterly pursuant to ASC 820, “Fair Value Measurements and Disclosures,” as amended by FASBFSP No. 157 and related guidance. We record an unrealized gain/(loss) on changes in fair value of such marketable securities in the equity section of our balance sheet as Other Comprehensive Income (OCI), pursuant to ASC 320, “Investments – Debt and Equity Securities”. We make an analysis at the least on an annual basis to determine if and when such unrealized (loss) has become other than temporarily impaired, and reclassify it as a realized (loss) into our current period’s net income/(loss). This determination is based on a number of factors, including but not limited to (i) the percentage of the decline, (ii) the severity of the decline in relation to the enterprise/market conditions, and (iii) the duration of the decline.

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

Comprehensive income

We follow ASC 205, “Presentation of Financial Statements,” and ASC 220, “Reporting Comprehensive Income,” to recognize the elements of comprehensive income. Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive income for the fiscal 2012 and fiscal 2011 included net income, foreign currency translation adjustments, unrealized gains or losses on available-for-sale marketable securities, net of income taxes, and unrealized gains or losses on available-for-sale marketable securities -related party, net of income taxes.

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

Our financial statements are contained in pages F-1 through F- 37, which appear at the end of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in the Exchange Act that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2012. Based on that evaluation solely as a result of the significant deficiencies in our internal control over financial reporting identified in our Annual Report on Form 10-K for the fiscal year ended September 30, 2012, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were not effective as of September 30, 2012.

The specific significant deficiencies identified by our management were as follows:

▪
A lack of a fully integrated corporate-wide financial accounting system, including lack of internal control over securities portfolio management and evaluation and lack of business reporting procedures,

▪	Failure to obtain approval of the board of directors prior to the issuance of shares of common stock, including failure to obtain board approval for grants under our various stock compensation plans,
▪	A lack of qualified accounting personnel who have sufficient knowledge in dealing with the complex U.S. GAAP accounting and financial issues in our cross border operations.

A “significant deficiency” is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of a registrant’s financial reporting.  And, a “material weakness” is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements would not be prevented or detected on a timely basis. We expect the significant deficiencies will be remediated by the end of fiscal 2013. Until such time, however, as these significant deficiencies in our internal control over financial reporting are remediated, we expect to have continuing weaknesses in our internal control over financial reporting, disclosure controls and related procedures.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that, due to the significant deficiencies described above, our internal control over financial reporting was not effective as of September 30, 2012.

Remediation of Significant Deficiencies and Material Weakness in Internal Control Over Financial Reporting

We believe the following actions we have taken and are taking will be sufficient to remediate the significant deficiencies described above:

▪
Since 2009 we held annual corporate-wide accounting training sessions; and we conducted our annual accounting training session in Sanya, China, and will continue to conduct ongoing corporate-wide accounting and internal control training for our accounting personnel.

▪
We have implemented an internal review process over financial reporting to review all recent accounting pronouncements and verify that the accounting treatment identified in such report have been fully implemented and confirmed by our independent registered public accountants;

▪
We are in the early stage of a phased corporate-wide implementation of Ufida NC Enterprise Resources Planning (ERP) system. In August, 2011, we completed our first phase implementation at Golden Magnesium. Currently we are in the process of implementation at additional magnesium facilities.  Upon its full completion within our Magnesium segment anticipated in late 2013, this system will enhance our management and reporting capabilities, standardize process and management’s access to financial reports in a timely manner; and

▪
In fiscal 2012, we conducted a targeted internal audit within our Magnesium segment in China, and will continue to augment ongoing reviews and supervisions of our internal control over financial reporting.

Through our increased awareness and remediation efforts, we believe that our actions have resulted in an improvement in our internal control over financial reporting in fiscal 2012. Specifically, we initiated an earlier phase of corporate-wide ERP implementation, conducted ongoing US GAAP trainings, and through our internal reviews and improved control procedures, we identified certain prior accounting errors and made appropriate error corrections and disclosures, to prevent potential future material misstatements. In addition, we plan to make improvement throughout fiscal 2013 to achieve our overall remediation target and objectives. Management believes that the actions described above will remediate the remaining significant deficiencies we have identified in fiscal 2013. As we work towards improvement of our internal control over financial reporting and implement the remediation measures, we may supplement or modify these remediation measures as appropriate.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the fourth quarter of fiscal 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Executive officers and directors

The following table provides information on our executive officers and directors:

Name	Age	Position with the Company
Yuejian (James) Wang, Ph.D	50	Chief Executive Officer, President and Chairman of Board
Yuwei Huang	58	Executive Vice President – Magnesium and director
Hernan Grant Welch	63	Executive Vice President and Chief Financial Officer,and director
Adam Wasserman	48	Director
Kong Tung	59	Director, President of Golden Magnesium and President of Golden Trust

Yuelian (James) Wang, Ph.D. Dr. Wang has served as our CEO and Chairman of the board since August 2006. Dr. Wang, a co-founder of China Direct Investments, has served as its CEO and Chairman of its board since its inception in January 2005. Dr. Wang has also been a member of the board of CIIC Investment Banking Services (Shanghai) Company Limited from June 2004 to 2007. From 2001 to 2004, he was President and Chairman of the board of Genesis Pharmaceuticals, Inc. (formerly Genesis Technology Group, Inc.). From 2000 until 2001, Dr. Wang was President, Chief Operating Officer and director of China Net & Technologies, Inc., a technology firm. From 2000 until 2001, Dr. Wang was Vice President, Chief Operating Officer and director of Ten Sleep Corporation, a California-based integrated Internet company that acquired and licensed technology, identified, acquired and developed development-stage technology and service entities and focused on the internet infrastructure market-PC, application-ready devices. From January 2000 until November 2000, Dr. Wang was President of Master Financial Group, Inc., a St. Paul, Minnesota-based company which was a wholly-owned subsidiary of Ten Sleep Corporation that provided consulting services for small private and public entities in the area of corporate finance, investor relations and business management. Between 1997 and 2000, Dr. Wang was a research scientist and Assistant Professor, Lab Director at the University of Minnesota, School of Medicine. Dr. Wang received a Bachelor of Science degree from the University of Science and Technology of China in He Fei, China in 1985, a Master of Science Degree from the Shanghai Second Medical University, Shanghai, China in 1988, and his Ph.D. degree from the University of Arizona in 1994.

As the founder and Chief Executive Officer of our company, Dr. Wang brings our board his considerable experience in corporate finance in the U.S. capital markets and identifying and acquiring China based companies poised for growth.   He also brings the experience of managing a company with operations in the U.S. and China.

Yuwei Huang. Mr. Huang has served as our Executive Vice President – Magnesium since February 2009 and as Chief Executive Officer of our subsidiary, Chang Magnesium, since June 2006. Mr. Huang also serves as General Manager of YiWei Magnesium since founding the company in 1999 and serves in various positions with its affiliated entities including Vice Chairman of Shanxi Golden Trust YiWei Magnesium Industry Co., Ltd. since 2002, Vice Chairman of Taiyuan Qingcheng YiWei Magnesium Industry Co., Ltd. since 2001, Vice Chairman and General Manager of Taiyuan Minwei Magnesium Industry Co., Ltd. since 2000, General Manager of Taiyuan YiWei Magnesium Factory since 1998 and Chairman of Shangxi NiChiMen YiWei Magnesium Co., Ltd. since 1994. YiWei Magnesium, a minority owner of Chang Magnesium, owns interests in seven magnesium factories, a magnesium alloy factory and a magnesium powder desulphurization reagent factory, all located in China.

With his extensive experience in developing and operating a variety of businesses engage in the production of magnesium and related products in China,  Mr. Huang provides our board with technical and operational expertise as well as the benefit of his significant knowledge of all aspects of the production and sale of magnesium and various related products.

Hernan Grant Welch. Mr. Welch has served as a member of our board since August 2012and has served as our Executive Vice President and Chief Financial Officer since January 2012. During 2011, he served as our Vice President of Finance and SEC Reporting. Prior to joining, Mr. Welch was Director of SEC Reporting and SOX Compliance for Core-Mark International,from2007 to 2009, a NASDAQ listed international logistics services and distribution company. Prior to his position at Core-Mark, Mr. Welch was the Director of Financial Accounting and SEC Reporting for Longview Fibre Company, a NYSE public company engaged in forestry management and operations from 2006 until its privatization in 2007. Mr. Welch was also Director of Financial Reporting for Iowa Telecom, from 2004 to 2006, where he managed the financial reporting process and the company’s initial public offering on the NYSE. From 2002 to 2004, Mr. Welch was Director of Finance and SEC Reporting for Accuimage Diagnostics, Inc., a medical diagnostic software company serving multinational clients domestically, in Europe and Asia. From 1999 to 2002, Mr. Welch was Vice President of Finance and SEC Reporting of Equus Entertainment, Inc., a NASDAQ listed entertainment, gaming and real estate company, serving multinational locations in the Caribbean and Latin America. Prior to his public company experience, Mr. Welch was an audit and consulting partner with three major international accounting firms from 1996 to 1999 with Ernst & Young International, CPAs, from 1989 to 1996 with KPMG International, from 1980 to 1989 with Deloitte and Touche (formerly Deloitte, Haskins and Sells) where he started his professional career. Mr. Welch is a Certified Public Accountant with a Bachelors of Science degree in Economics and Accounting (cum laude) from Fordham University, a Masters Degree in Business Administration in Finance from New York University’s Stern School of Business, and a Juris Doctor in Corporate Law from George Washington University.

With his prior public accounting experience as an Audit Partner for over 20 years, and his extensive experience in financial management, planning and analysis with both private and public companies, and in particular, his SEC reporting experience with publicly held companies, Mr. Welch brings our board significant financial and accounting expertise.

Adam Wasserman. Mr. Wasserman has served as a member of our board since January 2010.  Since November 1999, Mr. Wasserman has been the chief executive officer of CFO Oncall, Inc. and CFO Oncall Asia, Inc. (collectively “CFO Oncall”), a Weston, Florida based provider of accounting services specializing in Securities and Exchange Commission financial reporting, budgeting and planning, mergers and acquisitions, audit preparation services, accounting, automated systems, banking relations and internal controls. Through CFO Oncall, Mr. Wasserman has served as the chief financial officer of a number of private and publicly held companies including Transax International Limited since May 2005, Gold Horse International, Inc. from July 2007 to September 2011, Oriental Dragon Corp. since July 2010 and Apps Genius Corp. since February 2011. From June 1991 to November 1999 Mr. Wasserman was a Senior Audit Manager at American Express Tax and Business Services, in Fort Lauderdale, Florida where his responsibilities included supervising, training and evaluating senior accounting staff members, work paper review, auditing, maintaining client relations, preparation of tax returns and financial statements. From September 1986 to May 1991, Mr. Wasserman was employed by Deloitte & Touche, LLP where his assignments included public and private company audits and Securities and Exchange Commission reporting, tax preparation and planning, management consulting, systems design, staff instruction and recruiting. Mr. Wasserman is a member of the American Institute of Certified Public Accountants, a director, treasurer and executive board member of the Gold Coast Venture Capital Association and is a director and audit committee member of the publicly held company Bohai Pharmaceuticals Group, Inc. since July 2010. Mr. Wasserman holds a Bachelor of Science Degree from the State University of New York at Albany.

With his prior accounting experience with both private and public companies and in particular, his experience working with companies with significant operations in China, Mr. Wasserman brings our board significant financial and accounting expertise.

Kong Tung. Mr. Tung has served as a member of our board of since May 2011 and has been the president and a member of the board of directors of our subsidiary Golden Magnesium  since 2008.  Since 2003, Mr. Tung has also served as the president of Golden Trust.  Mr. Tung has been the president of Beauty East since 1995 and its chairman since 1999. Mr. Tung graduated from Shanxi University, China in 1978 with a degree in engineering.

With his prior experience in the management and operation of a magnesium production facility in China, Mr. Huang provides our board with technical and operational expertise as well as the benefit of his significant knowledge of all aspects of the production and sale of magnesium and various related products.

Our directors are elected to serve until the next annual meeting of shareholders and until their respective successors have been duly elected and qualified. Our executive officers are appointed by our Board and serve until their successors have been duly appointed and qualified.

Advisory Board to the Board of Directors

In August 2012, as part of a realignment plan to maximize their contributions to our company while reducing overall expenses, our former directors David Barnes, Sheldon Steiner and Philip Y. Shen, Ph.D. informed us of their intention to decline to stand for re-election to our board of directors at our August 3, 2012 annual meeting of shareholders in order to become non-director members of a newly formed advisory board. The advisory board members will report to our board of directors and our Chief Executive Officer and will meet at least once each quarter to render advice on operations. Their term of their current engagement is from August 4, 2012 through July 31, 2013. Each member of the advisory board will receive 40,000 shares of our common stock issued under our 2012 Equity Incentive Plan and payable on each of the following dates during the term of their term: August 15, 2012, November 15, 2012, February 15, 2013 and May 15, 2013.

The following individuals are members of the advisory board to our board of directors:

David Barnes.  Mr. Barnes was a member of our board of directors from April 2007 until August 2012 and previously served as the chairman of our audit committee and as a member of the compensation committee, nominating committee and corporate governance committee. Mr. Barnes, a certified public accountant, brings over 45 years experience working with both public and private companies. Since December 2008, Mr. Barnes has been the President and since February 2009 has been the Chief Executive Officer and Chairman of the Board of Directors of MDwerks, Inc. (OTCBB:MDWK). Mr. Barnes had served as the audit committee chairman and a member of the compensation committee of the board of MDwerks, Inc. from November 2005 until December 2008. MDwerks, Inc. which ceased operations in January 2011 marketed digital pens and associated software and customer service. Since October 2010, Mr. Barnes has been the Chief Financial Officer of Kat Gold Holdings Corp. (OTCBB:BVIG), a natural resources exploration stage company, formed for the purpose of locating, mining and selling gold and other precious metal properties. From April 1996 through July 2006, Mr. Barnes served as Executive Vice President, Chief Financial Officer and a director of Solar Thin Films, Inc. (OTCBB:SLTZ) (formerly American United Global, Inc., (OTCBB:AUGB). From 2002 to February 2009, Mr. Barnes was a consultant to management of numerous companies. In this role, from May 2006 to November 2007, Mr. Barnes was Chief Financial Officer and a director of Cyber Defense Systems, Inc. (OTCBB:CYDF), a designer and builder of manned and unmanned surveillance airships. From March 2006 to June 2008, Mr. Barnes was the Chief Financial Officer of Neah Power Systems, Inc. (OTCBB:NPWS), a developer of porous silicon based fuel cells. In addition, Mr. Barnes was a director of Echometrics, Inc. (formerly Searchhelp, Inc.) from April 2005 to February 2009 (OTCBB:EHMI), Thinkpath, Inc. from May 2005 to February 2009 (OTCBB:THPHF) and Medical Solutions Management, Inc. from December 2007 to December 2008 (OTCBB: MSMT). Thinkpath, Inc. filed for protection under Chapter 11 of the U.S. Bankruptcy code in March 2008. Mr. Barnes began his career as an auditor for the accounting firm of Laventhol & Horwath and is a graduate of C.W. Post College.

Sheldon Steiner.  Mr. Steiner was a member of our board of directors from April 2007 until August 2012 and previously served as the chairman of our compensation committee and as a member of the audit and nominating committee and corporate governance committees. Mr. Steiner has over 52 years of both public and private accounting experience. From October 2008 to February 2010, Mr. Steiner served as a member of the board of directors of MDwerks, Inc. (OTCBB:MDWK). From 2003 to 2005 Mr. Steiner served as a managing director for American Express Tax and Business Services, Inc. From 2003 to 2007 Mr. Steiner was a principal of Millward & Co. CPAs. From 2006 to 2007 Mr. Steiner was a managing director of RSM McGladrey. Mr. Steiner currently serves as a Senior Vice President at Valley Bank in south Florida and is a member of the Fort Lauderdale Chamber of Commerce Trustees and the Broward Economic Development Council. He is a graduate of the City College of New York.

Philip Y. Shen, Ph.D.  Dr. Shen was a member of our board of directors from January 2009 until August 2012 and previously served as a member of the audit and compensation committees. Dr. Shen possesses over three decades of high level experience in international sales and marketing, manufacturing, mergers/acquisitions, cross border investment, combined with his cultural background and fluency in Chinese dialects. For more than the past 20 years, Dr. Shen has held numerous positions with Leggett and Platt, Inc., a Fortune 500 Company that manufactures a broad variety of engineered components and products for customers worldwide. Prior to his retirement at Leggett and Platt, Inc., Dr. Shen held the position of president of its Asia Pacific operations where he was responsible for business development, sales and marketing, sourcing and manufacturing, mergers and acquisitions, licensing and cross-cultural negotiations in the company’s Asia Pacific region. Since his retirement in 2008, Dr. Shen has been engaged in international consulting representing clients in the area of cross-border investment and marketing. In addition, since 2004, Dr. Shen has published a monthly publication, China Insights, which reports on a variety of topics important to business development and bi-directional trade. Dr. Shen earned a Ph.D. degree in biochemistry from Western Michigan University in 1971.

Key employees

We employ certain individuals who, while not executive officers, make significant contributions to our business and operations and hold various positions within our subsidiaries.

Richard Galterio, age 49, has served as Vice President – Investor Relations of our company since February 2009 and from February 2007 to January 2009 Executive Vice President. His responsibilities include corporate development and communications as well as the management of all public and investor relations for our company and our client companies. Mr. Galterio has over 16 years of experience in investment banking with a focus on early stage companies. Mr. Galterio served as Chief Operating Officer of Skyebanc, Inc., a FINRA member broker/dealer from 2005 to 2007. Prior to that position, he served as Director of Private Equity for vFinance Investments, Inc., a FINRA member broker/dealer from 2001 to 2005. Mr. Galterio had been engaged by vFinance Investments, Inc. since the acquisition of First Level Capital in 2000, a company co-founded by Mr. Galterio in September of 1998. Mr. Galterio served as Compliance and Operations Director for First Level Capital from 1998 to 2000. Prior to First Level Capital, Mr. Galterio was Managing Director of Commonwealth Associates from 1994 to 1998 where his responsibilities included branch management and compliance. Mr. Galterio was a member of the board of directors of Spare Backup, Inc. (OTCBB: SPBU) from June of 2003 to September of 2008. Mr. Galterio has a Bachelor of Science degree in Business Administration and Psychology from Villanova University.

Andrew Goldrich, age 51, has served as our Vice President of Operations since January 2007 and as a consultant to the Company from December 2006 to January 2007. Mr. Goldrich is responsible for all internal operations at our US headquarters in Deerfield Beach, Florida including day to day decision making relating to our US and China subsidiaries as well as the advisory division for client companies. In addition, Mr. Goldrich oversees our mineral trading operations in the Americas which are conducted through our Basic Materials segment. Prior to joining our company, Mr. Goldrich was the founder and Executive Vice President and Chief Financial Officer of Sense Holdings, Inc. a publicly held biometrics company based in Fort Lauderdale, Florida from July 1998 to December 2006. Prior to forming Sense Holdings, Inc., Mr. Goldrich was the founder, Executive Vice President and Director of Sales and Marketing of Sassy Knitting Mills, Inc. and International Knitting Mills, LLC., a New York based women's apparel manufacturer. Mr. Goldrich graduated from the Warrington College of Business at the University of Florida in 1982 with a Bachelor of Science degree in Business Administration.

Jeff Li, age 42, has served as our Controller since August 2012, from January 2012 to August 2012 he served as our SEC Reporting Director, and from February 2010 to January 2012 he served as an Accounting Manager in our Corporate Division. Prior to joining us Mr. Li was a Principal Accountant with Bristol-Myers Squibb and also served as Senior Auditor for Deloitte and Touche from 2007 to 2010. Mr. Li has an MBA degree from Penn State University and a Bachelors of Arts in Economics from Xiamen University in China. Mr. Li is also a Certified Public Accountant.

Board Leadership Structure and Board’s Role in Risk Oversight

Our Chief Executive Officer also serves as the Chairman of our board of directors and we have not designated any of our independent directors as a “lead director.” Our board of directors believes that by combining the role of Chairman with the Chief Executive Officer, the Board may gain valuable perspective that combines the operational experience of a member of management with the oversight focus of a member of the Board.

Risk is inherent with every business, and how well a business manages risk can ultimately determine its success. We face a number of risks, including credit risk, interest rate risk, liquidity risk, operational risk, strategic risk and reputation risk. Management is responsible for the day-to-day management of the risks we face, while the Board, as a whole and through its committees, has responsibility for the oversight of risk management. In its risk oversight role, the board of directors has the responsibility to satisfy itself that the risk management processes designed and implemented by management are adequate and functioning as designed. To do this, our board of directors meet regularly with management to discuss strategy and risks we face.

Board Committees

The board has standing audit, compensation and nominating and corporate governance committees. Information concerning the current membership and function of each committee is as follows:

Board of Directors Committee Membership
Director	Audit Committee Member	Compensation Committee Member	Nominating and Governance Committee Member
Yuejian (James) Wang, Ph.D.
Kong Tung			✓
Yuwei Huang			✓
Hernan Grant Welch	✓	✓	✓
Adam Wasserman	✓(1)	✓(1)

 (1)           Denotes Chairman.

Audit Committee. The audit committee is responsible to the board for the areas of audit and compliance, and oversees our financial reporting process, including monitoring the integrity of the financial statements and the independence and performance of the registered public accounting firm and supervises our compliance with legal and regulatory requirements. The current members of the audit committee are Messrs. Wasserman (Chairman), and Welch The board has determined that each of Messrs. Wasserman and Welch are “audit committee financial experts” as defined under Securities and Exchange Commission rules.

Compensation Committee. The compensation committee is responsible for establishing and reviewing our compensation and employee benefit policies.  The members of the compensation committee are Messrs. Wasserman (Chairman) and Welch..

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

Nominating and Governance Committee. The nominating and corporate governance committee was formed:

•
to assist the board by identifying individuals qualified to become board members, and to recommend for selection by the board the director nominees to stand for election for the next annual meeting of our shareholders;

•	to recommend to the board director nominees for each committee of the board;
•	to oversee the evaluation of the board and management, and
•	to develop and recommend to the board a set of corporate governance guidelines and enhancements to the Code of Business Conduct and Ethics.

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

Among the factors that the committee will consider when evaluating proposed nominees are their knowledge and experience in business matters, finance, capital markets and mergers and acquisitions.  The committee may request references and additional information from the candidate prior to reaching a conclusion.  The committee is under no obligation to formally respond to recommendations, although as a matter of practice, every effort is made to do so.

Code of Ethics and Committee Charters

Our board of directors has also adopted a formal code of conduct that applies to all of our employees, officers and directors. The latest copy of our Code of Business Conduct and Ethics, as well as the charters of the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee of the board are available in the “Investor Relations – Corporate Governance” section of our website at www.cdii.net.  Any person may obtain a copy of the Code of Business Conduct and Ethics, without charge, by writing to CD International Enterprises, Inc., 431 Fairway Drive, Suite 200, Deerfield Beach, FL 33441, Attention: Corporate Secretary.

Compliance with Section16(a) of the Exchange Act

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(d) of the Exchange Act during fiscal 2012 and Forms 5 and amendments thereto furnished to us with respect to fiscal 2012, as well as any written representation from a reporting person that no Form 5 is required, we are not aware that any officer, director or 10% or greater shareholder failed to file on a timely basis, as disclosed in the aforementioned forms, reports required by Section 16(a) of the Exchange Act during fiscal 2012 with the exception of Mr. Andrew X. Wang, our former Chief Financial Officer, failed to timely file one report reporting three dispositions.

ITEM 11.	EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table summarizes all compensation recorded by us in fiscal 2012 and fiscal 2011:

•	our principal executive officer or other individual serving in a similar capacity during fiscal 2012;
•	our two most highly compensated executive officers other than our principal executive officer who were serving as executive officers at September 30, 2012 whose compensation exceed $100,000; and
•	up to two additional individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer at September 30, 2012.

For definitional purposes these individuals are sometimes referred to as the “named executive officers” as that term is defined under Rule 3b-7 of the Securities Exchange Act of 1934. The value attributable to any stock or option awards is computed in accordance with ASC Topic 718.  None of our named executive officers received compensation in the form of Non-Equity Incentive Plan Compensation, Nonqualified Deferred Compensation Earnings, or any other forms of compensation in excess of the $10,000 in the aggregate in fiscal 2012 and fiscal 2011. The amounts reflected in columns (d) and (e) represent the dollar amount recognized for financial statement reporting purposes with respect to fiscal 2012 and fiscal 2011 for the fair value of securities granted in each respective year in accordance with ASC Topic 718. Pursuant to Securities and Exchange Commission rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions.  Our methodology, including its underlying estimates and assumptions used in calculating these values, is set forth in Note 15 to our consolidated financial statements appearing elsewhere in this report. These amounts reflect our accounting expense for these awards, and do not correspond to the actual value that may be realized upon exercise.

SUMMARY COMPENSATION TABLE
Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compen-sation ($) (g)	Non-qualified Deferred Compen-sation Earnings ($) (h)	All Other Compen-sation ($) (i)	Total ($) (j)

Yuejian (James) Wang, Ph.D. (1)	2012	528,000	-	22,500	-	-	-	-	550,000
	2011	537,500	-	40,592	-	-	-	-	602,286

Yuwei Huang (2)	2012	549,380	-	-	-	-	-	-	549,380
	2011	162,380	-	-	-	-	-	-	162,380

Kong Tung (3)	2012	193,548	-	-	-	-	-	-	193,548

(1)
Dr. Wang has served as our Chief Executive Officer, President and Chairman since January 2009. The amounts in column (e) represent the grant date fair value of the following awards in (i) fiscal 2012 of 25,000 shares of stock granted on January 10, 2012, and (ii) fiscal 2011 of 26,882 shares of stock granted on December 31, 2010.  All awards were made pursuant to the 2008 Executive Stock Incentive Plan.

(2)
Mr. Huang has served as Executive Vice President – Magnesium since February 2009. Mr. Huang did not receive any compensation for director services.  Mr. Huang’s compensation in fiscal 2012 excludes the compensation we paid for the acqusition of Golden Trust and Lingshi Magnesium.

(3)
Mr. Tung is President of Golden Magnesium and Golden Trust. Mr. Tung did not receive any compensation for director services. Mr. Tung’s compensation in fiscal 2012 excludes the compensation we paid for the acqusition of Golden Trust and Lingshi Magnesium.

Outstanding Equity Awards at Year End

The following table provides information concerning unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding at September 30, 2012:

	OPTION AWARDS					STOCK AWARDS
Name	Number of Securities Underlying Unexercised options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that have not Vested (#)	Market Value of Shares or Units of Stock that have not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or other Rights that have not Vested ($)
Yuejian (James) Wang	500,000	-	-	7.50	1/1/2013	-	-	-	-
	500,000	-	-	10.00	1/1/2014	-	-	-	-

Yuwei Huang	-	-	-	-	-	-	-	-	-

Kung Tung	-	-	-	-	-	-	-	-	-

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

Effective January 6, 2012, Mr. Hernan Grant Welch was appointed as our Executive Vice President and Chief Financial Officer. We agreed to pay Mr. Welch an annual base salary of $130,000 payable in cash plus an aggregate of 65,625 shares of our common stock vesting over quarterly periods, at 16,406 common shares per quarter, on March 25, 2012, June 25, 2012, September 25, 2012 and December 25, 2012, which at the option of the company may be paid in either cash or stock during the term of his employment. If a quarterly payment is made in cash, the amount paid will be determined by multiplying the amount of shares vested, 16,406 per quarter, by the closing bid price for the company's common stock on the date of vesting. Mr. Welch is entitled to discretionary bonuses based on performance. Mr. Welch is also entitled to participate in our health, dental and life insurance plan.

Management Agreement

In conjunction with the acquisition of Golden Trust and Lingshi Magnesium, we entered into a Management Agreement with Yuwei Huang and Kong Tung to manage the business operations of our subsidiaries Lingshi Magnesium, Baotou Changxin Magnesium, Changxin Magnesium, Golden Magnesium and Golden Trust.

Director Compensation

The board’s general policy on director compensation is that compensation for non-employee directors should consist of both cash and equity based compensation. The following table summarizes the compensation paid by us to our directors during fiscal 2012. Messrs. Barnes and Steiner and Dr. Shen resigned from the board in August 2012.

Director Compensation Table (1)

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (2)	Total ($)
Adam Wasserman	$29,000	21,142	$50,142
David Barnes	33,000	22,138	55,138
Sheldon Steiner	29,000	28,958	57,958
Philip Y. Shen, Ph.D	29,000	28,958	57,958

On August 3, 2012 the board approved the following annual compensation for non-employee directors.

Name	Annual Retainer	Stock Award (Shares)
Adam Wasserman		$45,500

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

At December 19, 2012 we had 52,989,007shares of common stock issued and outstanding. The following table sets forth information known to us as of December 19, 2012 relating to the beneficial ownership of shares of our common stock by:

•	each person who is known by us to be the beneficial owner of more than 5% of our outstanding common stock;
•	each director and nominee;
•	each named executive officer; and
•	all named executive officers and directors as a group.

Unless otherwise indicated, the business address of each person listed is in care of 431 Fairway Drive, Suite 200, Deerfield Beach, Florida 33441. The information provided herein is based upon a list of our shareholders and our records with respect to the ownership of warrants and options to purchase securities in our company. The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on that date and all shares of our common stock issuable to that holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by that person at that date which are exercisable within 60 days of that date.  Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent that power may be shared with a spouse.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership	Percentage of Class
Yuejian (James) Wang, Ph.D.	4,647,032	8.76%
Yuwei Huang	8,436,745	15.9%
Kong Tung	1,315,,020	2.5%
Hernan Grant Welch	28,710	0.1%
Adam Wasserman	25,575	0.0%
All directors and executive officers as a group (five persons)	14,453,082	27.26%

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth securities authorized for issuance under any equity compensation plans approved by our shareholders as well as any equity compensation plans not approved by our shareholders as of September 30, 2012.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Plan category
Plans approved by our shareholders:
2006 Equity Plan			10,000,000
2008 Executive Stock Incentive Plan			302,301
2008 Non-Executive Stock Incentive Plan			469,249
Plans not approved by shareholders:
2006 Stock Plan			189,605
2012 Equity Compensation Plan			1,428,712

Equity Compensation Plans

We presently have five equity compensation plans including our 2006 Equity Compensation Plan ("2006 Equity Plan"), our 2006 Stock Compensation Plan ("2006 Stock Plan"), our 2008 Executive Stock Incentive Plan (the “2008 Executive Plan”), our 2008 Non-Executive Stock Incentive Plan (the “2008 Non-Executive Plan”) and our 2012 Equity Compensation Plan (the “2012 Plan”). The purpose of the each of the plans is to advance the interests of our company by providing an incentive to attract, retain and motivate highly qualified and competent persons who are important to us and upon whose efforts and judgment the success of our company is largely dependent, including our officers and directors, key employees, consultants and independent contractors. Other than the 2008 Executive Plan under which grants may only be made to our executive officers, our officers, directors, key employees and consultants are eligible to receive awards under the each of the plans.  Only our employees are eligible to receive incentive options.

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

The board of directors may amend, suspend or terminate any of these plans at any time, except that no amendment can be made which:

•	increases the total number of shares subject to the plan or changes the minimum purchase price therefore (except in either case in the event of adjustments due to changes in our capitalization),
•	affects outstanding options or any exercise right thereunder,
•	extends the term of any option beyond 10 years, or
•	extends the termination date of the plan.

Unless the plan is earlier suspended or terminated by the board of directors, each plan terminates 10 years from the date of the plan's adoption. Any termination of the plan does not affect the validity of any options previously granted thereunder. Generally, the term of each option and the manner in which it may be exercised is determined by the board of directors, provided that no option may be exercisable more than 10 years after the date of its grant and, in the case of an incentive option granted to an eligible employee owning more than 10% of our common stock, no more than five years after the date of the grant.

Generally, plan options granted may either be options qualifying as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), or options that do not so qualify.  Our 2012 Plan does not provide for the grant of incentive options.  Any incentive option granted under the particular plan must provide for an exercise price of not less than 100% of the fair market value of the underlying shares on the date of such grant, but the exercise price of any incentive option granted to an eligible employee owning more than 10% of our common stock must be at least 110% of such fair market value as determined on the date of the grant.  Dependent upon the particular plan, non-qualified options must provide for an exercise price of not less than par value of our common stock on the date of grant up to at least 85% of the fair market value of our common stock on the date of grant.

All plan options are non-assignable and nontransferable, except by will or by the laws of descent and distribution, and during the lifetime of the optionee, may be exercised only by such optionee, except as provided by the Board. If an optionee shall die while our employee or within three months after termination of employment by us because of disability, or retirement or otherwise, such options may be exercised, to the extent that the optionee shall have been entitled to do so on the date of death or termination of employment, by the person or persons to whom the optionee's right under the option pass by will or applicable law, or if no such person has such right, by his executors or administrators. Options are also subject to termination by the Board under certain conditions. In the event of termination of employment because of death while an employee, or because of disability, the optionee's options may be exercised not later than the expiration date specified in the option or one year after the optionee's death, whichever date is earlier, or in the event of termination of employment because of retirement or otherwise, not later than the expiration date specified in the option or one year after the optionee's death, whichever date is earlier. If an optionee's employment by us terminates because of disability and such optionee has not died within the following three months, the options may be exercised, to the extent that the optionee shall have been entitled to do so at the date of the termination of employment, at any time, or from time to time, but not later than the expiration date specified in the option or one year after termination of employment, whichever date is earlier. If an optionee's employment shall terminate for any reason other than death or disability, optionee may exercise the options to the same extent that the options were exercisable on the date of termination, for up to three months following such termination, or on or before the expiration date of the options, whichever occurs first. In the event that the optionee was not entitled to exercise the options at the date of termination or if the optionee does not exercise such options (which were then exercisable) within the time specified herein, the options shall terminate. If an optionee's employment shall terminate for any reason other than death, disability or retirement, all right to exercise the option shall terminate not later than 90 days following the date of such termination of employment, except as otherwise provided under the plan. Non-qualified options are not subject to the foregoing restrictions unless specified by the board of directors.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

As described earlier in this report, in February 2012 we acquired 100% of Golden Trust and 80% of Lingshi Magnesium for an aggregate purchase price of $26.7 million paid by a combination of $6.5 million in cash or assignment of intercompany loans, $15.5 million in shares of our common stock, and $4.7 million by way of transferring our interest in our Excel Rise subsidiary. In conjunction with the acquisition of Golden Trust and Lingshi Magnesium, we also entered into a Management Agreement with Messrs. Yuwei Huang and Kong Tung, members of our board of directors, to consolidate and manage the business operations for all of our magnesium production facilities.

We also engage in a number of transactions with related parties in the ordinary course of our business in the PRC, including:

•
from time to time we sell inventory to related parties, including Yiwei Magnesium and other entities controlled by Mr. Huang. At September 30, 2012 we were owed an aggregate of $29,372 for product delivered and had prepaid expenses for future delivery of inventory of $698,501,

•
from time to time we lend related parties funds for working capital purposes, including companies controlled by Mr. Huang as well as two client companies, including one controlled by the brother of our Chief Executive Officer. These loans are generally unsecure and due on demand. At September 20, 2012 we were owed $2,468,500;

•	from time to time we purchase goods from related parties which are entities controlled by or affiliated with Mr. Huang. At September 30, 2012 we owed these entities $162,074;
•
from time to time we have borrowed funds for working capital from entities affiliated with certain of our officers and directors. These advances are generally non-interest bearing and due on demand.  At September 30, 2012 we owed Mr. Tong $92,665, and companies controlled by Mr. Huang $8,473,979, and

•	from time to time we have entered into loan arrangements with entitles controlled by Mr. Huang. At September 30, 2012 we owed these entities $6,653,591.

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

For purposes of the Related Person Transaction Policy, a "related person" means:

•	any director or executive officer of ours,
•	any nominee for director,
•	any 5% beneficial owner of our common stock,
•	any immediate family member of a director, nominee for director, executive officer or 5% beneficial owner of our common stock, and
•
any firm, corporation, or other entity in which any of these persons is employed or is a partner or principal or in a similar position, or in which such person has a 10% or greater beneficial ownership interest.

The Related Person Transaction Policy will provide that the following types of transactions are deemed to be pre-approved under the policy:

•	transactions that are available to related persons on the same terms as such transactions are available to all employees generally;
•
compensation or indemnification arrangements of any executive officer, other than an individual who is an immediate family member of a related person, if such arrangements have been approved by the board of directors or the compensation committee;

•
transactions in which the related person's interest derives solely from his or her ownership of less than 10% of the equity interest in another person (other than a general partnership interest) that is a party to the transaction;

•
transactions in which the related person's interest derives solely from his or her ownership of a class of our equity securities and all holders of that class of equity securities received the same benefit on a pro rata basis,

•	director compensation arrangements, if such arrangements have been approved by the board of directors or the nominating and corporate governance committee; and
•	any other transaction which is not required to be disclosed as a "related person transaction" under applicable securities regulations.

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

Director Independence

The board has determined that Mr. Wasserman is an “independent” director as that term is defined in the Nasdaq Marketplace Rules.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table shows the fees that were billed for the audit and other services provided by Sherb & Co., LLP for fiscal 2012 and 2011.

	2012	2011
Audit Fees	$242,124		$258,000
Audit-Related Fees	104,335		120,000
Tax Fees	-		-
Other Fees	-		8,500
Total	$346,459	$	$386,500

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

Pre-Approval Policies and Procedure for Audit and Permitted Non-Audit Services

The audit committee has developed policies and procedures regarding the approval of all non-audit services that are to be rendered by our independent registered public accounting firm, as permitted under applicable laws, and the corresponding fees for such services. In situations where the full audit committee is unavailable to pre-approve any permitted non-audit services to be rendered by our independent registered public accounting firm:

•	our chief financial officer will evaluate the proposed engagement to confirm that the engagement is not prohibited by any applicable rules of the Securities and Exchange Commission,
•
following such confirmation by the chief financial officer , the chairperson of the audit committee will determine whether we should engage our independent registered public accounting firm for such permitted non-audit services and, if so, negotiate the terms of the engagement with our independent registered public accounting firm, and

•
the chairperson of the audit committee will report to the full audit committee at its next regularly scheduled meeting about any engagements of our independent registered public accounting firm for permitted non-audit services that have been approved by the chairperson.

Alternatively, after confirmation by the chief financial , the full committee may pre-approve engagements of our independent registered public accounting firm at audit committee meetings.

Consistent with these policies and procedures, all audit services and non-audit services and all fees associated with such services performed by our independent registered public accounting firm in fiscal 2012 were pre-approved by audit committee.

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
3.1
Certificate of Incorporation Incorporated by reference to the Form 10-SB as filed on June 17, 1999 (incorporated herein by reference to Exhibit 3.1 as part of the Company’s Form 10-SB as filed with the Commission on June 17, 1999).

3.2	Bylaws (incorporated herein by reference to Exhibit 3.2 filed as a part of the Company’s Form 10-Q filed with the Commission on August 8, 2008).
3.3
Certificate of Amendment to the Certificate of Incorporation (incorporated herein by reference to Exhibit 3.3 as part of the Company’s Current Report on Form 8-K filed with the Commission on August 17, 2006).

3.4	Certificate of Domestication of China Direct, Inc. (incorporated herein by reference to Exhibit 3.4 as part of the Company’s Current Report on Form 8-K filed with the Commission on June 27, 2007).
3.5
Form of Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock (incorporated herein by reference to Exhibit 3.5 as part of the Company’s Current Report on Form 8-K filed with the Commission on February 12, 2008).

3.6
Articles of Amendment to the Articles of Incorporation of China Direct Industries, Inc. (incorporated herein by reference to Appendix E filed as a part of the Company’s Definitive Proxy Statement filed with the Commission on January 25, 2012).

4.1	Form of common stock purchase warrant (incorporated herein by reference to Exhibit 4.1 as part of the Company’s Current Report on Form 8-K filed with the Commission on February 12, 2008).
4.2	Form of common stock purchase warrant (incorporated herein by reference to Exhibit 10.2 as part of the Company’s Current Report on Form 8-K filed with the Commission on June 17, 2009).
4.3	Form of $2.00 Common Stock Purchase Warrant (incorporated herein by reference to Exhibit 4.3 as part of the Company’s Form 8-K as filed with the Commission on January 4, 2011).

10.1
Equity Transfer Agreement dated September 28, 2012 by and among CDI China, Inc., Black Stone Chemical Limited, Shanghai Lang Chemical Co., Ltd. and Qian Zhu and Jingdong Chen (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 5, 2012).

10.2	+	2005 Equity Compensation Plan (incorporated herein by reference to Exhibit 99.1 as part of the Company’s Registration Statement on Form S-8 filed with the Commission on June 16, 2005).
10.3	+	2006 Equity Compensation Plan (incorporated herein by reference to Exhibit 10.14 as part of the Company’s Current Report on Form 8-K filed with the Commission on August 17, 2006).
10.4	+	2006 Stock Compensation Plan (incorporated herein by reference to Exhibit 10.1 as part of the Company’s Registration Statement on Form S-8 filed with the Commission on October 30, 2006).
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

10.6
Asia Magnesium Ownership Transfer Agreement dated July 1, 2007 between Jiang Dong and Capital One Resource Co., Ltd. (incorporated herein by reference to Exhibit 10.2 as part of the Company’s Quarterly Report on Form 10-QSB for the period ended June 30, 2007 filed with the Commission on August 8, 2007).

10.7
Shangxi Gu County Golden Magnesium Co., Ltd. Investment Agreement Supplement dated May 30, 2007 among Taiyuan YiWei Magnesium Co., Ltd., Asia Magnesium Co., Ltd. and Shanxi Senrun Coal Chemistry Co. Ltd. (incorporated herein by reference to Exhibit 10.3 as part of the Company’s Quarterly Report on Form 10-QSB for the period ended June 30, 2007 filed with the Commission on August 8, 2007).

10.8
Stock Purchase Agreement dated August 24, 2007 between CDI China, Inc., China Direct, Inc. and Sense Holdings, Inc. (incorporated herein by reference to Exhibit 10.1 as part of the Company’s Current Report on Form 8-K filed with the Commission on August 28, 2007).

10.9
Joint Venture Agreement dated September 28, 2007 among Shanxi Jinyang Coal And Coke Group Co., Ltd., Runlian Tian and CDI China, Inc. (incorporated herein by reference to Exhibit 10.1 as part of the Company’s Quarterly Report on Form 10-QSB for the period ended September 30, 2007 filed with the Commission on November 14, 2007).

10.10	*	Secured Promissory Note in the principal amount of $400,000 and Security Agreement each dated May 15, 2012 by and between China Direct Investments, Inc. and China Discovery Investors, Inc.
10.11
Registration Rights Agreement dated February 11, 2008 (incorporated herein by reference to Exhibit 10.20 as part of the Company’s Current Report on Form 8-K filed with the Commission on February 12, 2008).

10.12	+
Option Agreement dated August 16, 2006 between China Direct, Inc. and David Stein (incorporated herein by reference to Exhibit 10.3 filed as a part of the Company’s Form S-8 filed with the Commission on November 11, 2007).

10.13	+
Employment Agreement dated August 7, 2008 between China Direct, Inc. and Dr. Yuejian (James) Wang (incorporated herein by reference to Exhibit 10.22 filed as a part of the Company’s Form 10-Q filed with the Commission on August 8, 2008).

10.14	+	2008 Executive Stock Incentive Plan, as amended (incorporated herein by reference to the definitive Proxy Statement on Schedule 14A as filed with the Commission on April 26, 2012).
10.15	+	2008 Non-Executive Stock Incentive Plan, as amended (incorporated herein by reference to the definitive Proxy Statement on Schedule 14A as filed with the Commission on April 26, 2012).
10.16	+	2012 Equity Compensation Plan (incorporated herein by reference to Exhibit 4.4 filed as a part of the Company’s Current Reporton Form 8-K filed with the Commission on July 20, 2012).
10.17
Joint Venture Agreement entered into between CDI Shanghai Management Co., Ltd. and Chi Chen dated September 20, 2008 (incorporated herein by reference to Exhibit 10.28 filed as a part of the Company’s Form 10-Q filed with the Commission on August 8, 2008).

10.18	+
Form of November 13, 2008 Amendment to Employment Agreements dated August 7, 2008 between China Direct, Inc. and Dr. Yuejian (James) Wang (incorporated herein by reference to Exhibit 10.29 filed as a part of the Company’s Current Report on Form 10-Q for the period ended September 30, 2008).

10.19	+
Option Agreement dated August 16, 2006 between China Direct, Inc. and Dr. Yuejian (James) Wang (incorporated herein by reference to Exhibit 10.1 filed as a part of the Company’s Form S-8 filed with the Commission on November 11, 2007).

10.20
Baotou Changxin Magnesium Co., Ltd. Investment Agreement dated February 20, 2008 among CDI China, Inc., Excel Rise Technology Co., Ltd. and Three Harmony (Australia) Pty, Ltd. (incorporated herein by reference to Exhibit 10.1 as part of the Company’s Current Report on Form 8-K filed with the Commission on February 26, 2008).

10.21
Baotou Changxin Magnesium Co., Ltd. Articles of Association dated January 31, 2008 (incorporated herein by reference to Exhibit 3.1 as part of the Company’s Current Report on Form 8-K filed with the Commission on February 26, 2008).

10.22
Investment Framework Agreement dated as of April 26, 2008 by and between Baotou Xinjin Magnesium Co., Ltd. and CDI China, Inc. (incorporated herein by reference to Exhibit 10.18 as part of the Company’s Current Report on Form 8-K filed with the Commission on May 1, 2008).

10.23
Lease Agreement dated August 21, 2007 between 431 Fairway Associates, LLC and China Direct, Inc. (incorporated herein by reference to Exhibit 10.37 filed as a part of the Company’s Form 10-K filed with the Commission on March 31, 2009).

10.24	+
Consulting Agreement dated January 23, 2009 between China Direct, Inc. and Marc Siegel (incorporated herein by reference to Exhibit 10.1 as part of the Company’s Current Report on Form 8-K filed with the Commission on January 26, 2009).

10.25	*	Secured Promissory Note in the principal amount of $200,000 and Security Agreement each dated August 21, 2012 by and between China Direct Investments, Inc. and Xiangsheng Kong
10.26	*	Secured Promissory Note in the principal amount of $100,000 and Security Agreement each dated August 21, 2012 by and between China Direct Investments, Inc. and Xingyuan Li
10.27	*	Secured Promissory Note in the principal amount of $400,000 and Security Agreement each dated August 21, 2012 by and between China Direct Investments, Inc. and Junzhen Zhang
10.28	+
Compensation Arrangements with Philip Y. Shen, Ph.D. effective January 26, 2009 (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Commission on January 26, 2009 ).

10.29	+
Amendment dated January 23, 2009 to Yuejian (James) Wang, Ph.D.’s Employment Agreement (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Commission on January 26, 2009).

10.30	*	Secured Promissory Note in the principal amount of $300,000 and Security Agreement each dated August 21, 2012 by and between China Direct Investments, Inc. and Weidong Chai
10.31
Equity Transfer Agreement dated October 8, 2012 by and among CDI Shanghai Management Co., Ltd., CDI Beijing International Trading Co., Ltd. and Chi Chen and Huijuan Chen (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 10, 2012).

10.32
Continuous Offering Program Agreement dated October 14, 2009 between China Direct Industries, Inc. and Rodman & Renshaw, LLC (incorporated herein by reference to Exhibit 10.1 as part of the Company’s Current Report on Form 8-K filed with the Commission on October 15, 2009).

10.33	*	Accounts Receivable Purchase Agreement, between IMG and DS-Concept Trade Invest, dated October 10, 2012.
10.34	*	Master Purchase and Sale Agreement between CDII Minerals, and Claro Trade Finance, November 19, 2012.
10.35
Equity Transfer Agreement dated July 13, 2010 entered into among CDI China, Inc., Pine Capital Enterprises, Inc., Taiyuan Yiwei Magnesium Industry Co., Ltd. and Taiyuan Ruiming Yiwei Magnesium Industry Co., Ltd. (incorporated herein by reference to Exhibit 10.1 as part of the Company’s Current Report on Form 8-K filed with the Commission on July 15, 2010).

10.36
Amendment dated October 28, 2010 to Equity Transfer Agreement dated July 13, 2010 entered into among CDI China, Inc., Pine Capital Enterprises, Inc., Taiyuan Yiwei Magnesium Industry Co., Ltd. and Taiyuan Ruiming Yiwei Magnesium Industry Co., Ltd. (incorporated herein by reference to Exhibit 10.53 as part of the Company’s Form 10-K as filed with the Commission on December 23, 2010).

10.37
Engagement Letter dated December 30, 2010 between China Direct Industries, Inc. and Rodman & Renshaw, LLC (incorporated herein by reference to Exhibit 10.54 as part of the Company’s Form 8-K as filed with the Commission on January 4, 2011).

10.38		Form of Securities Purchase Agreement dated December 30, 2010 (incorporated herein by reference to Exhibit 10.55 as part of the Company’s Form 8-K as filed with the Commission on January 4, 2011 ).
10.39
“At-the-Market” Program Agreement between China Direct Industries, Inc. and Global Hunter Securities, LLC dated February 14, 2011 (incorporated herein by reference to Exhibit 10.56 as part of the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2010 as filed with the Commission on February 14, 2011).

10.40
Stock Transfer Agreement dated May 6, 2011 between CDI China, Inc. and Kong Tung and Hui Dong (Incorporated herein by reference to Exhibit 10,1 as part of the Company’s Form 8-K as filed with the Commission on May 12, 2011).

10.41
Stock Transfer Agreement dated March 7, 2011 between CDI China, Inc. and Bloomgain Investment Limited (Incorporated herein by reference to Exhibit 10.1 as part of the Company’s Form 8-K as filed with the Commission on August 11, 2011).

10.42
Amendment I dated March 7, 2011 to Stock Transfer Agreement between CDI China, Inc. and Bloomgain Investment Limited (Incorporated herein by reference to Exhibit 10.2 as part of the Company’s Form 8-K as filed with the Commission on August 11, 2011).

10.43
Amendment II dated March 7, 2011 to Stock Transfer Agreement between CDI China, Inc. and Bloomgain Investment Limited (Incorporated herein by reference to Exhibit 10.3 as part of the Company’s Form 8-K as filed with the Commission on August 11, 2011).

10.44
Amendment III dated June 23, 2011 to Stock Transfer Agreement between CDI China, Inc. and Bloomgain Investment Limited (Incorporated herein by reference to Exhibit 10.4 as part of the Company’s Form 8-K as filed with the Commission on August 11, 2011).

10.45
Amendment IV dated August 8, 2011 to Stock Transfer Agreement between CDI China, Inc. and Bloomgain Investment Limited (Incorporated herein by reference to Exhibit 10.5 as part of the Company’s Form 8-K as filed with the Commission on August 11, 2011).

10.46
Equity Transfer Contract dated August 30, 2011 among CDI China, Inc., Marvelous Honor Holding Inc., Lianling Dong, Ping Liu, Jianzhong Ju, Lifei Huang, Xumin Cui, Golden Trust Magnesium Industry Co. Ltd. and Kong Tung (Incorporated herein by reference to Exhibit 10.1 as part of the Company’s Form 8-K as filed with the Commission on September 6, 2011).

10.47
Equity Transfer Contract dated August 30, 2011 among CDI China, Inc.; Mr. Yuwei Huang, Mr. Xumin Cui; and Golden Trust Magnesium Industry Co. Ltd. (Incorporated herein by reference to Exhibit 10.2 as part of the Company’s Form 8-K as filed with the Commission on September 6, 2011).

10.48
Equity Transfer Contract dated August 30, 2011 among Taiyuan Ruiming Yiwei Magnesium Industry Co. Ltd., Taiyuan Yiwei Magnesium Industry Co., Ltd., Lingshi Xinghai Magnesium Industry Co. Ltd., China Direct Industries, Inc., Pine Capital Enterprises, Inc. and Yuwei Huang (Incorporated herein by reference to Exhibit 10.3 as part of the Company’s Form 8-K as filed with the Commission on September 6, 2011).

10.49	+
Management Agreement  dated August 30, 2011 among China Direct Industries, Inc., CDI China Inc., Yuwei Huang and Kong Tung (Incorporated herein by reference to Exhibit 10.4 as part of the Company’s Form 8-K as filed with the Commission on September 6, 2011).

10.50
Third Amendment to Lease between 431 Fairway Associates, LLC and China Direct Industries, Inc. dated November 29, 2011.(Incorporated herein by reference to Exhibit 10.50 as part of the Company’s Annual Report on Form 10-K for the year ended September 30, 2011 as filed with the Commission on December 23, 2011).

10.51
Equity Transfer Contract Amendment dated January 12, 2012 among CDI China, Inc., Marvelous Honor Holding Inc., Lianling Dong, Ping Liu, Jianzhong Ju, Lifei Huang, Xumin Cui, Golden Trust Magnesium Industry Co. Ltd. and Kong Tung (incorporated herein by reference to Exhibit 10.1 as part of the Company’s Current Report on Form 8-K filed with the Commission on January 13, 2011).

10.52
Equity Transfer Contract Amendment dated January 12, 2012 among CDI China, Inc.; Mr. Yuwei Huang, Mr. Xumin Cui; and Golden Trust Magnesium Industry Co. Ltd. (incorporated herein by reference to Exhibit 10.2 as part of the Company’s Current Report on Form 8-K filed with the Commission on January 13, 2011).

10.53
Equity Transfer Contract Amendment dated January 12, 2012 among Taiyuan Ruiming Yiwei Magnesium Industry Co. Ltd., Taiyuan Yiwei Magnesium Industry Co., Ltd., Lingshi Xinghai Magnesium Industry Co. Ltd., China Direct Industries, Inc., Pine Capital Enterprises, Inc. and Yuwei Huang. (incorporated herein by reference to Exhibit 10.3 as part of the Company’s Current Report on Form 8-K filed with the Commission on January 13, 2011).

10.54
Equity Transfer Contract Amendment No. 2 dated June 30, 2012 among CDI China, Inc., Marvelous Honor Holding Inc., Lianling Dong, Ping Liu, Jianzhong Ju, Lifei Huang, Xumin Cui, Golden Trust Magnesium Industry Co. Ltd. and Kong Tung (incorporated by reference to Exhibit 10.1 as part of the Company’s Current Report on Form 8-K/A filed with the Commissionon July 6, 2012).

10.55
Equity Transfer Contract Amendment No. 2 dated June 30, 2012 among CDI China, Inc.; Mr. Yuwei Huang, Mr. Xumin Cui; Golden Trust Magnesium Industry Co. Ltd. and Baotou Changxin Magnesium Co., Ltd. (incorporated by reference to Exhibit 10.2 as part of the Company’s Current Report on Form 8-K/A filed with the Commissionon July 6, 2012).

10.56
Equity Transfer Contract Amendment No. 2 dated June 30, 2012 among Taiyuan Ruiming Yiwei Magnesium Industry Co. Ltd., Taiyuan Yiwei Magnesium Industry Co., Ltd., Lingshi Xinghai Magnesium Industry Co. Ltd., CD International Enterprises, Inc., Pine Capital Enterprises, Inc. and Yuwei Huang (incorporated by reference to Exhibit 10.3 as part of the Company’s Current Report on Form 8-K/A filed with the Commissionon July 6, 2012 ).

14.1
Code of Business Conduct and Ethics (incorporated herein by reference to Exhibit 14.1 as part of the Company’s Annual Report on Form 10-K for year ended December 31, 2007 filed with the Commission on March 31, 2008 ).

21.1	*	Subsidiaries of the registrant.
23.1	*	Consent of Sherb & Co., LLP
31.1	*	Section 302 Certificate of Chief Executive Officer.
31.2	*	Section 302 Certificate of Chief Financial Officer.
32.1	*	Section 906 Certificate of Chief Executive Officer and Chief Financial Officer.
101.INS	**	XBRL INSTANCE DOCUMENT
101.SCH	**	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL	**	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF	**	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB	**	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE	**	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE
+		Management contract or compensatory plan or arrangement.
*		Filed herewith.
**		In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this Annual Report on Form 10-K shall be deemed “furnished” and not “filed”.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CD INTERNATIONAL ENTERPRISES, INC.

Date: December 28, 2012	By:	/s/ Yuejian (James) Wang
Yuejian (James) Wang, Chief Executive Officer, President and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Yuejian (James) Wang	Chief Executive Officer, President and Chairman (principal executive officer)	December 28, 2012
Yuejian (James) Wang

/s/ Hernan Grant Welch	Executive Vice President and Chief Financial Officer (principal financial and accounting officer) and Director	December 28, 2012
Hernan Grant Welch

/s/ Yuwei Huang	Executive Vice President - Magnesium, Director	December 28, 2012
Yuwei Huang

/s/ Adam Wasserman	Director
Adam Wasserman		December 28, 2012

/s/ Kong Tung	Director
Kong Tung		December 28, 2012

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 2012 AND 2011

SHERB & CO., LLP Certified Public Accountants	7900 Glades Road, Suite 540 Boca Raton, FL 33431 Tel: 561.886.4200 Fax: 561.886.3330 Offices in New York and Florida

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
CD International Enterprises, Inc.

We have audited the accompanying consolidated balance sheets of CD International Enterprises, Inc. and subsidiaries (the "Company") as of September 30, 2012 and 2011 and the related consolidated statements of operations and comprehensive income (loss), equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CD International Enterprises, Inc. and subsidiaries as of September 30, 2012 and 2011 and the results of their operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statement have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred a net loss of approximately $53.3 million in the current year. The Company also has a working capital deficit of approximately $.4 million. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sherb & Co., LLP
Certified Public Accountants

Boca Raton, Florida
December 27, 2012

CD INTERNATIONAL ENTERPRISES, INC., AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the fiscal year ended September 30, 2012 and 2011

	2012	2011

Revenues	$113,119,832	$115,535,600
Revenues-related parties	938,573	6,585,372
Total revenues	114,058,405	122,120,972
Cost of revenues	102,528,127	105,629,767
Gross profit	11,530,278	16,491,205

Operating (expenses) income:
Selling, general, and administrative	(12,088,528)	(9,743,931)
Other operating income-related party	-	107,483
Other operating income	-	78,393
Write off of advance to suppliers	(4,000,000)	-
Impairment loss – magnesium facility	(3,770,858)	-
Total operating expenses	(19,859,386)	(9,558,055)
Operating (loss) income	(8,329,108)	6,933,150
Other (expenses) income:
Other (expense) income	(674,008)	347,345
Interest (expense) income	(303,113)	142,341
Other impairment loss	-	(100,000)
Impairment charges – marketable securities available-for-sale	(17,438,568)	-
Impairment charges – receivable marketable securities available-for-sale	(5,879,566)	-
Realized loss on marketable securities available for sale	(60,491)	(383,715)
Total other (expense) income	(24,355,746)	5,971
(Loss) income from continuing operations before income taxes	(32,684,854)	6,939,121
Income tax expense	123,596	130,857
Net (loss) income from continuing operations	(32,808,450)	6,808,264
Discontinued Operations:
(Loss) income from discontinued operations, net of tax	(19,988,605)	2,997,120
Loss from sale of subsidiaries, net of tax	(534,584)	(959,750)
Total (loss) income from discontinued operations, net of tax	(20,523,189)	2,037,370
Net (loss) income	(53,331,639)	8,845,634
Net loss attributable to non-controlling interests	11,604,401	473,864
Net (loss) income to CD International Enterprises, Inc.	$(41,727,238)	$9,319,498

Deduct dividends on Series A Preferred Stock:
Preferred stock dividend	(60,390)	(80,515)
Net (loss) income allocable to common stockholders	$(41,787,628)	$9,238,983

COMPREHENSIVE (LOSS) INCOME:
Net (loss) income	(53,331,639)	8,845,634
Foreign currency translation adjustments	(119,616)	1,542,669
Unrealized loss on marketable securities available-for-sale	(585,567)	(3,889,269)
Comprehensive (loss) income	$(54,036,822)	$6,499,034

Basic and diluted (loss) income per common share
Basic	$(0.93)	$0.26
Diluted	$(0.93)	$0.25
Basic weighted average common shares outstanding	44,910,655	36,113,013
Diluted weighted average common shares outstanding	44,910,655	36,793,851

 The accompanying notes are an integral part of these audited consolidated financial statements.

CD INTERNATIONAL ENTERPRISES INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of September 30, 2012 and 2011

	2012	2011
ASSETS
Current Assets:
Cash and cash equivalents	$3,437,838	$12,563,126
Marketable securities available for sale (Note 5)	344,252	8,292,837
Marketable securities available for sale-related parties (Note 5)	-	542,386
Accounts and notes receivables, net (Note 6)	11,227,455	20,428,217
Accounts, loans and other receivables, and prepaid expenses - related parties (Note 12)	3,093,231	9,598,583
Inventories, net (Note 7)	5,655,568	9,625,774
Prepaid expenses and other current assets, net (Note 8)	5,889,332	14,389,065
Restricted cash, current	21,954	1,547,159
Assets held for sale (Note 19)	2,746,778	-
Total current assets	32,416,408	76,987,147
Property, plant and equipment, net (Note 9)	40,394,593	36,873,988
Intangible assets	868,625	163,447
Property use rights, net (Note 10)	2,967,818	2,252,445
Other long-term assets	1,172,900	58,192
Total Assets	$77,820,344	$116,335,219
LIABILITIES AND EQUITY
Current Liabilities:
Loans payable-short term (Note 11)	$1,494,952	$2,657,091
Accounts payable and accrued expenses	5,243,279	15,468,902
Accounts and other payables-related parties (Note 12)	12,600,716	4,590,045
Advances from customers	1,414,608	3,551,208
Deferred Revenue	300,708	270,000
Other liabilities (Note 13)	4,286,070	4,315,858
Taxes payable	665,438	1,349,611
Liabilities related to assets held for sale	6,777,451	-
Total current liabilities	32,783,222	32,202,715
Long-term liabilities	-	107,231
Total Liabilities	32,783,222	32,309,946

EQUITY
Series A Convertible Preferred Stock: $.0001 par value, stated value $1,000 per share; 10,000,000 authorized; 1,006 shares issued and outstanding at September 30, 2012and 2011 respectivly.	1,006,250	1,006,250
Common Stock: $.0001 par value; 1,000,000,000 authorized; 51,490,798 and 40,353,828 issued and outstanding as of September 30, 2012 and 2011, respectively (Note 15)	5,149	4,035
Additional paid-in capital	89,792,413	75,279,087
Accumulated other comprehensive income (loss) (Note 14)	(576,240)	128,943
Accumulated deficit	(49,878,821)	(8,111,323)
Total CD International Enterprises, Inc. stockholders' equity	40,348,751	68,306,992
Non-controlling interests (Note 16)	4,688,371	15,718,281
Total Equity	45,037,122	84,025,273
Total Liabilities and Equity	$77,820,344	$116,335,219
The accompanying notes are an integral part of these audited consolidated financial statements.

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
For the fiscal years ended September 30, 2012 and 2011

	Preferred Stock Issued	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Non-controlling Interests	Total Equity
Balance, September 30, 2010	$1,006,250	$3,166	$65,032,845	$(17,643,217)	$1,795,387	$20,000,548	$70,194,979

Dividends paid to preferred stockholders	-	4	60,386	(80,515)	-	-	(20,125)
Public offering	-	222	3,771,280	-	-	-	3,771,502
Acquisition of non-controlling interests	-	565	6,057,321	-	-	(4,454,373)	1,603,513
Additional paid-in capital – non-controlling interests	-	-	-	-	-	230,874	230,874
Discontinued operations	-	-	-	-	-	(96,761)	(96,761)
Restricted Stock Award - Employees	-	60	559,330	-	-	-	559,390
Restricted Stock Award - Board of Directors	-	9	57,542	-	-	-	57,551
Restricted Stock Award - Consultants	-	1	42,497	-	-	-	42,498
Stock Option exercised	-	8	103,191	-	-	-	103,199
Net income (loss)	-	-	-	9,319,498	-	(473,863)	8,845,635
Changes in cumulative foreign currency translation	-	-	-	-	2,282,667	511,856	2,794,523
Unrealized gain on marketable securities available for sale	-	-	-	-	(3,898,269)	-	(3,898,269)
Retained earnings adjustment cumulative effects	-	-	-	242,178	-	-	242,178
APIC adjustments cumulative effects	-	-	(405,305)	-	-	-	(405,305)
Statutory common welfare fund	-	-	-	(109)	-	-	(109)
Reclassification for statutory common welfare included in other comprehensive income	-	-	-	50,842	(50,842)	-	-
Balance, September 30, 2011	1,006,250	4,035	75,279,087	(8,111,323)	128,943	15,718,281	84,025,273

Dividends paid to preferred stockholders	-	9	40,251	(40,260)	-	-	-
Acquisition of non-controlling interests	-	703	9,338,176	-	-	(6,478,008)	2,860,871
Additional paid-in capital – non-controlling interests	-	-	-	-	-	7,300,485	7,300,485
Restricted Stock Award - Employees	-	221	2,822,917	-	-	-	2,823,138
Restricted Stock Award - Board of Directors	-	23	293,788	-	-	-	293,811
Restricted Stock Award - Consultants	-	118	1,507,259	-	-	-	1,507,377
Stock Option exercised	-	40	510,935	-	-		510,975
Net loss	-	-	-	(41,727,238)	-	(11,604,401)	(53,331,639)
Changes in cumulative foreign currency translation	-	-	-		(119,616)	(247,986)	(367,602)
Unrealized gain on marketable securities available for sale	-	-	-		(585,567)	-	(585,567)
		-	-
Balance, September 30, 2012	$1,006,250	$5,149	$89,792,413	$(49,878,821)	$(576,240)	$4,688,371	$45,037,122

The accompanying notes are an integral part of these audited consolidated financial statements.

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the fiscal year ended September 30, 2012 and 2011

	2012	2011
OPERATING ACTIVITIES:
Net (loss) income	$(53,331,639)	$8,845,634
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	2,538,644	3,771,997
Bad debt expense	759,645	61,368
Stock based compensation	3,116,949	616,941
Realized loss on investments in marketable securities	30,974	383,715
Impairment loss on marketable securities available for sale	17,438,568	-
Impairment loss on receivable marketable securities	5,879,566	-
Loss (gain) on disposal of subsidiaries	534,584	(2,997,120)
Gain on warrants revaluation	(95,469)	(55,897)
Write- off charge of advance to suppliers	4,000,000
Fair value of marketable securities received for services	(10,737,043)	(18,510,799)
Fair value of securities paid for services	1,507,377	6,373,998
Impairment charge of long-lived assets	21,023,524
Changes in operating assets and liabilities:
Prepaid expenses and other assets	5,820,639	(5,894,888)
Accounts receivable and other assets-related parties	5,717,411	(1,918,361)
Inventories	5,094,749	(3,252,849)
Accounts receivable	(7,685,016)	(1,471,583)
Accounts payable and accrued expenses	(7,458,373)	2,202,023
Accounts and other payable - related parties	(1,393,869)	616,341
Advances from customers	553,047	1,023,893
Other payables	(938,576)	3,443,703
CASH USED IN CONTINUING OPERATING ACTIVITIES	(7,624,308)	(6,761,884)

INVESTING ACTIVITIES:
Gross proceeds from the sale of marketable securities available for sale	2,246,010	846,894
Purchases of property, plant and equipment	(1,506,124)	(3,384,490)
Cash acquired from acquisition	1,808,881	-
Cash paid for acquisition	(4,454,487)	(170,000)
Cash used in continuing operations	(1,905,720)	(2,707,596)
Reversal of prior period litigation accrual-discontinued operations	-	49,538
Proceeds received from sale of discontinued operations	-	3,047,582
CASH (USED IN)PROVIDED BY INVESTING ACTIVITIES	(1,905,720)	389,524

FINANCING ACTIVITIES:
Decrease in restricted cash	1,525,205	3,543,865
Gross payments of/proceeds from loans payable	1,400,000	(2,956,441)
Gross proceeds from sale of stock and exercise of warrants/options	-	3,874,702
Cash dividend payment to preferred stockholders	(40,260)	(20,125)
Capital contribution from noncontrolling interest owners	214,348	1,710,909
CASH PROVIDED BY FINANCING ACTIVITIES	3,099,293	6,152,910

EFFECT OF EXCHANGE RATE ON CASH	(2,694,553)	2,671,758
Net increase (decrease) in cash	(9,125,288)	2,452,308
Cash and cash equivalents, beginning of the period	12,563,126	10,110,818
Cash and cash equivalents, end of the period	$3,437,838	$12,563,126
Supplemental disclosures of cash flow information:
Dividend paid in cash for preferred stock	$40,260	$80,515

The accompanying notes are an integral part of these audited consolidated financial statements.

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 and 2011

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

In our Magnesium segment, currently our largest segment by revenues and assets, we produce, sell and distribute pure magnesium ingots, magnesium powder and magnesium alloy.  In our Basic Materials segment, we sell and distribute a variety of products, including steel products, non ferrous metals, recycled materials, and industrial commodities.  This segment also includes our zinc ore mining property which has not commenced operations. In our Consulting segment, we provide business and financial consulting services to U.S. public companies that operate primarily in China.  The consulting fees we charge vary based upon the scope of the services.

Name change

We changed our name from China Direct Industries, Inc. to CD International Enterprises, Inc. on February 29, 2012 to more accurately reflect our business and operations and our efforts to expand our sourcing, processing, and distribution business in Mexico and South America.

Basis of Presentation

We have defined various periods that are covered in this report as follows:

-	“fiscal 2013” – October 1, 2012 through September 30, 2013
-	“fiscal 2012” – October 1, 2011 through September 30, 2012
-	“fiscal 2011” – October 1, 2010 through September 30, 2011

We prepared the consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the U.S. Securities and Exchange Commission (“SEC”) rules. We included all adjustments that are necessary for the fair presentation of our financial position, results of operations, and cash flows for the periods presented.

Summary of Significant Accounting Policies

Consolidation

The consolidated financial statements include the accounts of CD International Enterprises, Inc., as well as our wholly owned and controlled majority owned subsidiaries, including those operating outside the United States, and are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).  All significant intercompany balances and transactions are eliminated in consolidation.  We account for investments in which we exercise significant influence under the equity method of accounting.   Non-controlling interest in subsidiaries consists of the equity interest of non-controlling investors in consolidated subsidiaries of CDI China, Inc.

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 and 2011

Non-controlling Interests

Non-controlling interests in our subsidiaries are recorded in accordance with the provisions of ASC 810, “Consolidation” and are reported as a component of equity, separate from the parent company’s equity.  Purchase or sale of equity interests that do not result in a change of control are accounted for as equity transactions.  Results of operations attributable to the non-controlling interests are included in our consolidated results of operations and, upon loss of control, the interest sold, as well as interest retained, if any, will be reported at fair value with any gain or loss recognized in earnings.

Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates in fiscal 2012 and fiscal 2011 include the valuation of investments available-for-sale, the allowance for doubtful accounts receivable, the allowance for obsolete inventory, the fair value of stock-based compensation, and the useful life of property, plant and equipment.

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

Restricted cash, current

Restricted cash is cash not available for immediate use. Depending on when cash is expected to be used, we classify restricted cash as a current (short-term) or non-current (long-term) asset. In cases when restricted cash is expected to be used within one year after the balance sheet date, it is classified as a current asset. However, if restricted cash is not expected to be used within one year after the balance sheet date, it is classified as a non-current asset. As of September 30, 2012 and 2011 our current restricted cash was $21,954 and $1,547,159, respectively. Substantially, all of our restricted cash is pledged as collateral for loans.

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 and 2011

Concentration of Credit Risks

Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash, trade accounts receivable and notes receivables. We deposit our cash with high credit quality financial institutions in the United States and China.  As of September 30, 2012, we had no bank deposits in the United States that exceeded federally insured limits.  At September 30, 2012, we had deposits of $2,969,388 in banks in China.  In China, there is no equivalent federal deposit insurance as in the United States, so the amounts held in banks in China are not insured. We have not experienced any losses in such bank accounts through September 30, 2012.

At September 30, 2012 and 2011, bank deposits by geographic area were as follows:

Country	September 30, 2012		September 30, 2011
United States	$468,450	14%	$3,909,095	31%
China	2,969,388	86%	8,654,031	69%
Total cash and cash equivalents	$3,437,838	100%	$12,563,126	100%

In an effort to mitigate any potential risk, we periodically evaluate the credit quality of the financial institutions at which we hold deposits, both in the United States and China.

Accounts Receivable

Accounts receivable are reported at net realizable value. We have established an allowance for uncollectible accounts based upon factors pertaining to the credit risks of specific customers and clients, historical trends, aging of the receivable and other information.  Delinquent accounts are written off when it is determined that the amounts are uncollectible.  At September 30, 2012 and 2011, allowances for uncollectible accounts were $0 and $276,069, respectively.

Inventories

Inventories, consisting of raw materials and finished goods, are stated at the lower of cost or market utilizing the weighted average method. Inventories as of September 30, 2012 and 2011 were $5,655,568 and $9,625,774, respectively. Due to the nature of our business and the short duration of the manufacturing process of our products, there was no material work-in-process inventory at September 30, 2012 and September 30, 2011.

Fair Value of Financial Instruments

We adopted the provisions of ASC Topic 820, “Fair Value Measurements.”  These provisions relate to our financial assets and liabilities carried at fair value and our fair value disclosures related to financial assets and liabilities.  ASC Topic 820 defines fair value, expands related disclosure requirements and specifies a hierarchy of valuation techniques based on the nature of the inputs used to develop the fair value measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. There are three levels of inputs to fair value measurements - Level 1, meaning the use of quoted prices for identical instruments in active markets; Level 2, meaning the use of quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active or are directly or indirectly observable; and Level 3, meaning the use of unobservable inputs. Observable market data should be used when available.

Most of our financial instruments are carried at fair value, including all of our cash equivalents, accounts and notes receivable, prepayments and other current assets, accounts payable, taxes payable, accrued expenses and other current liabilities, investments classified as available-for-sale securities and assets held for sale, with unrealized gains or losses recognized as Other Comprehensive Income (OCI), net of tax. We use Level 1 inputs for our fair value measurements whenever there is an active market, with actual quotes, market prices, and observable inputs.

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 and 2011

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

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of (i) prepayments to vendors for merchandise that had not yet been shipped, (ii) other prepaid expenses, (iii) loans receivable and (iv) other receivables. At September 30, 2012 and 2011, prepaid expenses and other current assets were $5,889,332 and $14,389,065, respectively.

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

Advances from Customers and Deferred Revenues

Advances from customers represent (i) prepayments to us for merchandise that had not yet been shipped to customers, and (ii) the fair value of securities received as compensation which will be amortized over the term of the respective consulting agreement.  We will recognize these advances as revenues as customers take delivery of the goods or when the services have been rendered, in compliance with our revenue recognition policy.  Advances from customers totaled $1,414,608 and $3,551,208, at September 30, 2012 and 2011, respectively while deferred revenue totaled $300,708 and $270,000, respectively.

Comprehensive income (loss)

We follow ASC 220, “Comprehensive Income” to recognize the elements of comprehensive income (loss). Comprehensive income (loss) is comprised of net income (loss) and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders.  Our comprehensive income (loss) for fiscal 2012 and 2011 included net income (loss), foreign currency translation adjustments, unrealized loss on marketable securities available-for-sale, net of income taxes, and unrealized loss on marketable securities available-for-sale-related party, net of income taxes.  See Note 14 – Accumulated Other Comprehensive Income (loss).

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 and 2011

Shipping Costs

Shipping costs are included in selling, general and administrative expenses and totaled $653,389 and $1,844,158 for fiscal 2012 and fiscal 2011, respectively.

Foreign Currency Translation

The accompanying consolidated financial statements are presented in United States dollars.  The functional currency of our Chinese subsidiaries is the Renminbi (“RMB”), the official currency of the People’s Republic of China. Capital accounts of the consolidated financial statements are translated into United States dollars from RMB at their historical exchange rates when the capital transactions occurred.  Assets and liabilities are translated at the exchange rates as of the balance sheet date.  Income and expenditures are translated at the average exchange rates for the twelve month periods ended September 30, 2012 and September 30, 2011, respectively.  A summary of the conversion rates for the periods presented is as follows:

	September 30, 2012	September 30, 2011
Period end RMB: U.S. dollar exchange rate	6.3190	6.3885
Average fiscal-year-to-date RMB: U.S. dollar exchange rate	6.3198	6.5287

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through PRC authorized institutions.  No representation is made that the RMB amounts could have been, or could be, converted into United States dollars at the rates applied in the translation.

Impairment of Long-Lived Assets

In accordance with ASC 360 “Property, Plant, and Equipment”, we periodically review our long-lived assets, including goodwill and other intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable.  We recognize an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset.  The amount of impairment is measured as the difference between the estimated fair value and the book value of the underlying asset.  We recorded impairment charges on property, plant and equipment on two magnesium facilities, and one zinc facility during fiscal 2012(See Note 20).

Subsidiaries Held for Sale

Long-lived assets are classified as held for sale when certain criteria are met.  These criteria include: management’s commitment to a plan to sell the assets; the availability of the assets for immediate sale in their present condition; an active program to locate buyers and other actions to sell the assets has been initiated; the sale of the assets is probable and their transfer is expected to qualify for recognition as a completed sale within one year; the assets are being marketed at reasonable prices in relation to their fair value; and it is unlikely that significant changes will be made to the plan to sell the assets.  We measure long-lived assets to be disposed of by sale at the lower of carrying amount or fair value, less associated costs to sell.  At September 30, 2012, we had three subsidiaries held for sale (See Note 19).

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

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 and 2011

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

Derivative Warrant Liabilities

ASC Subtopic 815-40, “Contracts in Entity’s Own Equity,” requires that entities recognize as derivative liabilities the derivative instruments, including certain derivative instruments embedded in other contracts that are not indexed to an entity’s’ own stock. Pursuant to the provisions of ASC Section 815-40-15, an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. The adoption of ASC Subtopic 815-40 has affected the accounting for (i) certain freestanding warrants that contain exercise price adjustment features and (ii) convertible bonds issued by foreign subsidiaries with a strike price denominated in a foreign currency. In the case of any such warrants and convertible bonds, ASC Subtopic 815-40 provides that such warrants and bonds are to be treated as a liability at fair value with changes in fair value recognized in earnings.

Recent Accounting Pronouncements

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 and 2011

Intangibles – Goodwill and Other

In July 2012, FASB issued Accounting Standards Update ("ASU") No. 2012-02, Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. ASU No. 2012-02 simplifies the guidance for testing the decline in the realizable value (impairment) of indefinite-lived intangible assets other than goodwill. ASU No. 2012-02 allows an entity the option of first performing a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. The amendments in this ASU are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The adoption of ASU No. 2012-02 will not have a material impact on our consolidated financial statements.

In September 2011, the FASB issued Accounting Standards Update (ASU) 2011-08, “Intangibles, Goodwill and Other.” This guidance provides an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit, as described in paragraph 350-20-35-4. This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. We adopted the provisions of this guidance in its first quarter of fiscal 2012.

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

The amendments in this Update are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. We adopted this guidance in fiscal 2012, as presented in our Statement of Operations and Comprehensive Income (Loss).

Fair Value Measurements:

In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS” to amend the accounting and disclosure requirements on fair value measurements. The new guidance limits the highest-and-best-use measure to nonfinancial assets, permits certain financial assets and liabilities with offsetting positions in market or counterparty credit risks to be measured at a net basis, and provides guidance on the applicability of premiums and discounts. Additionally, the new guidance expands the disclosures on Level 3 inputs by requiring quantitative disclosure of the unobservable inputs and assumptions, as well as a description of the valuation processes and the sensitivity of the fair value to changes in unobservable inputs. Other than requiring additional disclosures, we do not anticipate material impacts on our financial statements upon adoption. This ASU is effective for interim and annual periods beginning after December 15, 2011. We adopted this guidance in fiscal 2012.

A variety of proposed or otherwise potential accounting standards are currently under study by standard setting organizations and various regulatory agencies.  Due to the tentative and preliminary nature of those proposed standards, management has not determined whether implementation of such proposed standards would be material to our consolidated financial statements.

Going Concern

As of September 30, 2012, the Company has incurred a net loss of approximately $53.3 million in the current year. The Company also has a deficit in working capital of $0.4 million and its cash and cash equivalent and its revenues are not currently sufficient and cannot be projected to cover operating expenses in the coming year.  These factors raise substantial doubt as to the ability of the Company to continue as a going concern.  Management’s plans include attempting to raise funds through debt and equity financings, restructure on-going operations to eliminate inefficiencies and continue to sell assets to raise cash and meet operating needs. Management intends to make every effort to identify and develop sources of funds.  There is no assurance that Management’s plans will be successful.

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

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 and 2011

The following table presents the computation of basic and diluted loss per share for fiscal 2012 and 2011:

	2012	2011
Net (loss) income allocable to common shareholders:
Continuing operations	$(29,965,163)	$6,241,863
Discontinued operations	(11,822,465)	2,997,120
Net (loss) income to common shareholders	$(41,787,628)	$9,238,983
Plus: preferred stock dividends	-	80,515

Net (loss) income allocable to common stockholders plus assumed conversions	$(41,787,628)	$9,319,498

Basic weighted average common shares outstanding	44,910,655	36,113,013
Plus: incremental shares from assumed conversions (1)
Convertible preferred stock	-	558,889
Unvested stock-based compensation	-	121,949
Dilutive potential common shares	-	680,838
Dilutive weighted-average shares outstanding	44,910,655	36,793,851

Net (loss) income per common share - basic:
Net income (loss) from continuing operations	$(0.67)	$0.17
Net income (loss) from discontinued operations	$(0.26)	$0.09
Net (loss) income per common share - basic	$(0.93)	$0.26	(2)
Net (loss) income per common share - diluted:
Net income (loss) from continuing operations	$(0.67)	$0.17
Net income (loss) from discontinued operations	$(0.26)	$0.08
Net (loss) income per common share - diluted	$(0.93)	$0.25	(2)

(1) Securities are not included in the denominator in periods when anti-dilutive. We excluded 2,022,980 shares of our common stock issuable upon exercise of options and 4,179,130 shares of our common stock issuable exercise of warrants as of September 30, 2012 as their effect was anti-dilutive. We did not add any dilutive shares to the denominator for fiscal 2012 as we had a loss.

(2) The $0.02 increase in the earnings per share for fiscal 2011 resulted from a correction of prior year accounting errors related to the conversion price change of the preferred stock and the exercise price change of the remaining warrants (See Note 15 – Capital  Stock ).

NOTE 3 – CHANGE IN ACCOUNTING PRINCIPLE AND METHOD OF DEPRECIATION

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

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 and 2011

The comparative effect of the change in accounting method and its impact on key components of our statement of operations is described below for fiscal 2012 and 2011:

	2012		2011
	As reported (Units of production)	Straight- line	As reported (Straight- line)	Units of Production
Revenues	$114,058,405	$114,058,405	$122,120,972	$122,120,972
Cost of revenues	$102,528,127	$101,690,338	$105,629,767	$107,302,546
Gross profit	$11,530,278	$12,368,067	$16,491,205	$14,818,426
Operating (Loss) income	$(8,239,108)	$(9,076,897)	$6,933,150	$8,605,929
Net (loss) income	$(53,331,639)	$(54,169,428)	$8,845,634	$10,518,413
Net (loss) income allocable to common stockholders	$(41,787,628)	$(42,625,417)	$9,238,983	$10,911,762

Basic and diluted (loss) income per common share:
Basic	$(0.93)	$(0.95)	$0.26	$0.30
Diluted	$(0.93)	$(0.95)	$0.25	$0.30
Basic weighted average common shares outstanding	44,910,655	44,910,655	36,113,013	36,113,013
Diluted weighted average common shares outstanding	44,910,655	44,910,655	36,793,851	36,793,851

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
•
$15,515,938 in shares of our common stock, with approximately $6,652,823 paid within 15 business days following the closing of the acquisitions and the balance $8,863,115 payable within 15 business days following satisfaction of certain post closing conditions which include the delivery of technical information, financial statements and other information. The value of these shares which are payable following the satisfaction of the post-closing conditions, which had not been met at September 30, 2012, are included in other payables – related parties (See Note 12) in the amount of $8,266,058 and $597,057 included in Other Liabilities (See Note 13); and

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

As of September 30, 2012, the consolidated balance sheet includes the net assets at fair value of Lingshi Magnesium and Golden Trust which were acquired by us as of the closing date on February 29, 2012.

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 and 2011

The following table summarizes the assets acquired and liabilities assumed by CD International at the acquisition date:

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

The tables below provide the pro forma condensed financial statements of operations (unaudited) to give effect to the acquisition of Lingshi Magnesium and Golden Trust for fiscal 2012 and 2011.

For Fiscal 2012

		Acquisition of
	CD International (excluding acquisitions)	Lingshi Xinghai	Golden Trust	Pro Forma Adjustments	Pro Forma (Consolidated)
	(unaudited)	(unaudited)	(unaudited)	(unaudited)(A)	(unaudited)
Total revenues	$89,115,662	$11,761,294	$25,994,258	$(4,086,137)	$122,785,077
Cost of revenues	78,416,775	11,783,710	24,793,402	(4,086,137)	110,907,750
Gross profit	$10,698,887	$(22,416)	$1,200,856	$	$11,877,327
Operating (loss) income	$(8,217,621)	$(493,623)	$435,503	$-	$(8,275,741)
Net (loss) income	$(53,095,939)	$(490,643)	$306,838	$-	$(53,279,744)
Net (loss) income to common stockholders	$(41,666,536)	$(392,514)	$306,838	$-	$(41,752,212)

Basic and diluted loss per common share:
Basic	$(0.93)				$(0.93)
Diluted	$(0.93)				$(0.93)
Basic weighted average common shares outstanding	44,910,655				44,910,655
Diluted weighted average common shares outstanding	44,910,655				44,910,655

(A) Represents elimination of inter-company sales from Lingshi and Golden Trust to CDII subsidiaries.

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 and 2011

For Fiscal 2011:

		Acquisition of
	CD International (excluding acquisitions)	Lingshi Xinghai	Golden Trust	Pro Forma Adjustments		Pro Forma Consolidated)
				(unaudited)		(unaudited)
Total revenues	$187,813,761	$14,719,895	$27,290,229	$(6,301,519)	(A)	$223,522,366
Net income	$8,845,634	$492,764	$255,643			$9,594,041

(A)	Represents elimination of inter-company sales from Lingshi and Golden Trust to CDII subsidiaries.

NOTE 5 – MARKETABLE SECURITIES AVAILABLE-FOR-SALE

Marketable securities available-for-sale and marketable securities available-for-sale-related party as of September 30, 2012 and 2011 consisted of the following financial instruments:

Company	September 30, 2012	% of Total	September 30, 2011	% of Total

Ziyang Ceramics Corp.	$0	0%	$426,791	5%
China Logistics Group, Inc.	-	-%	196,208	2%
Dragon International Group Corp.	-	-%	22,816	0%
Decor Products International, Inc.	23,752	7%	-	0%
Sunwin Stevia International Inc.	270,000	78%	361,000	4%
Dragon Capital Group Corp. (related party)	-	-%	542,386	6%
China Education International, Inc. (1)(2)	-	-%	7,286,022	82%
Linkwell Corporation	50,500	15%	-	-%
Marketable securities available for sale	$344,252	100%	$8,835,223	100%

(1)
On May 15, 2012, we issued a secured promissory note of $400,000 to China Discovery Investors, Ltd., a Florida company, with 730,000 shares of China Education International, Inc. common stock pledged as collateral.

(2)
On August 21, 2012, we issued four secured promissory notes to four Chinese citizens in an aggregate amount of $1,000,000 for value received. These promissory notes are due on February 29, 2013 and bear an interest rate of 12% per annum. The promissory notes also are secured by 5,099,115 shares of China Education International, Inc. common stock, pledged as collateral for the $1 million. See Note 11-Loans Payable.

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

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 and 2011

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

The investments in marketable securities available-for-sale-related party totaled $0 and $542,386 as of September 30, 2012 and September 30, 2011, respectively, which were comprised solely of the securities of Dragon Capital Group Corp. (“Dragon Capital").  Mr. Lisheng (Lawrence) Wang, the CEO and Chairman of the Board of Dragon Capital, is the brother of Dr. James Wang, our CEO and Chairman of the Board of Directors.  These securities were issued by Dragon Capital as compensation for our consulting services.  Dragon Capital is a non-reporting company whose securities are quoted on the Pink Sheets.  As such, under Federal securities laws, securities of Dragon Capital generally cannot be resold by us absent a registration of those securities under the Securities Act of 1933.  Dragon Capital does not intend to register the securities. As of September 30, 2012 we wrote off these securities and recorded an impairment of $1,061,190.

Under the guidance of ASC320, “Investments”, we periodically evaluate our marketable securities to determine whether a decline in their value is other than temporary.  Management utilizes criteria such as the magnitude and duration of the decline, in addition to the reasons underlying the decline, to determine whether the loss in value is other than temporary.  The term “other-than-temporary” is not intended to indicate that the decline is permanent.  It indicates that the prospects for a near term recovery of value are not necessarily favorable, or that there is a lack of evidence to support fair values equal to, or greater than, the carrying value of the investment.  Once a decline in value is determined to be other than temporary, the value of the security is reduced and a corresponding impairment charge to earnings is recognized.  In this assessment for various securities at September 30, 2012 and 2011, the guidance in ASC 320, “the Investment-Debt and Equity Securities,” is carefully followed.  In accordance with Section 325-35-33, when an entity has decided to sell an impaired available-for-sale security and the entity does not expect the fair value of the security to fully recover before the expected time of sale, the security shall be deemed other-than-temporarily impaired in the period in which the decision to sell is made.  However, an entity shall recognize an impairment loss when the impairment is deemed other than temporary impairment even if a decision to sell has not been made.

For fiscal 2012, we had a loss related to other than temporary impairment of $17,438,566 while for fiscal 2011 we had no loss related to other than temporary impairment.  The table below represents the impairment of marketable securities as of September 30, 2012.

Company	Carrying value before impairment	Accumulated other comprehensive income (loss) before impairment	2012 other than temporary impairment loss	Carrying value after impairment

China Logistics Group, Inc.	$39,841	$745,552	$785,393	-
Dragon International Group Corp.	11,408	11,408	22,816	-
Dragon Capital Group Corp.	235,820	825,370	1,061,190	-
Ziyang Ceramics Corp.	2,777,359	5,492,833	8,270,192
China Education International, Inc.	11,226,325	(4,106,850)	7,119,475
Linkwell Corp.	150,000	80,000	179,500	50,500
Marketable securities available for sale	$14,440,753	$3,048,313	$17,438,566	50,000

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 and 2011

Marketable securities available-for-sale and marketable securities available-for-sale-related party are either valued at the date received or at the date when services are rendered. The fair market values as of September 30, 2012 and 2011 are as follows:

		Fiscal 2012
	September 30, 2011	Fair value received/sold	Cost basis adjustment for other than temporary impairment	Unrealized loss	September 30, 2012

Investment in marketable securities available for sale	$8,292,837	$7,656,730	$(16,377,376)	$772,059	$344,252
Investment in marketable securities available for sale - related party	542,386	-	(1,061,190)	518,804	-
Total Investment in securities available for sale	$8,835,223	$7,656,730	$(17,438,566)	$1,290,863	$344,252

		Fiscal 2011
	September 30, 2010	Fair value received/sold	Cost basis adjustment for other than temporary impairment	Unrealized loss	September 30, 2011

Investment in marketable securities available for sale	$2,221,290	$6,044,166	$-	$27,381	$8,292,837
Investment in marketable securities available for sale - related party	672,735	388,455	-	(518,804)	542,386
Total Investment in securities available for sale	$2,894,025	$6,432,621	$-	$(491,423)	$8,835,223

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 and 2011

NOTE 6 – ACCOUNTS AND NOTES RECEIVABLE

Accounts and notes receivable include a note receivable obtained in connection with the settlement of a lawsuit we filed seeking repayment of a loan from a former client. Accounts and notes receivable also include available-for-sale securities receivable. These receivables are carried at fair market value. Unrealized gains or loss on these receivables are recognized on a quarterly basis as an element of comprehensive income based on changes in the fair market value of the securities underlying the receivables. At September 30, 2012 and 2011, the fair value of available-for-sale securities receivable was $2,189,720 and $3,691,735, respectively. The table below presents the details on the accounts and notes receivable:

Accounts and notes receivable	September 30, 2012	% of Total	September 30, 2011	% of Total

Receivable securities available for sale (2)	$2,189,720	20%	$3,691,735	18%
Notes receivable	1,761,355	15%	364,718	2%
Other trade receivables (1)	7,276,380	65%	16,647,833	80%
Total accounts and notes receivable	$11,227,455	100%	$20,704,286	100%
Allowance for uncollectible accounts	0		(276,069)
Net accounts and notes receivable	$11,227,455		$20,428,217

(1)
In October 2012, we obtained a receivable financing credit facility from a finance organization which provides up to $2.0 million financing by selling and assigning to the finance organization accounts receivables from our magnesium subsidiary we own at a discount of approximately 15% which may fluctuate depending on the receivables assigned as determined by the finance organization. The commission fees on the accounts receivable financing may fluctuate between 1.25% for 30 days to 3.21% for 90 days of the gross amount financed.

(2)
After the balance sheet date of September 30, 2012 and before the filing of this report, the prices of some receivable securities available for sale, primarily common stock of Big Tree Group, Inc (OTC: TNSXD), a Colorado company, and Linkwell Corporation (OTC: LWLL), a Florida company, have declined substantially in value. In accordance with ASC 320, management deemed such impairment other than temporary and took an impairment loss of approximately $6.1 million.

NOTE 7 - INVENTORIES

Inventories at September 30, 2012 and September 30, 2011 consisted of the following:

	2012	2011

Raw materials	$3,255,043	$3,061,481
Finished goods	2,400,525	6,564,293
Total Inventory	$5,655,568	$9,625,774

Due to the nature of our business and the short duration of the manufacturing process for our products, there is no material work in progress inventory at September 30, 2012 and 2011.

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 and 2011

NOTE 8 - PREPAID EXPENSES AND OTHER CURRENT ASSETS

At September 30, 2012 and September 30, 2011, prepaid expenses and other current assets, consisted of the following:

Description	September 30, 2012	September 30, 2011

Prepayments to vendors for merchandise that had not yet been shipped or services that had not been performed	$2,010,003	$6,519,123
Prepaid expenses	1,529,827	2,448,248
Other receivables(1)	2,303,476	3,865,525
Loans receivable	46,026	1,537,420
Security deposits		18,749
Total	$5,889,332	$14,389,065

(1) Other receivables include prepaid cost for Baotou Changxin Magnesium’s land use rights. Baotou Changxin Magnesium owns and operates a magnesium facility capable of producing 24,000 metric tons of pure magnesium per year on approximately 406,000 square feet of land located in the Shiguai district of Baotou city, Inner Mongolia. The land use rights were valued at approximately $1,140,011 as of September 30, 2012 and 2011. Baotou Changxin Magnesium occupies this land pursuant to an asset acquisition agreement entered into with Baotou Sanhe Mangesium Co., Ltd. to acquire the land use rights for this property, among other assets.  Since the land use right is yet to be transferred from Baotou Sanhe Magnesium Co. to Baotou Changxin Magnesium, the cost of $1,140,011 is accounted for as prepaid expenses. No amortization of the land use right prepaid was reflected in fiscals 2012 and 2011. The land use right expires in May 2045. As of September 30, 2012, we impaired the Baotou Changxin Magnesium facility and recorded an impairment charge of approximately $15.2 million, excluding the unamortized land use right.-See Note 20.

NOTE 9 - PROPERTY, PLANT AND EQUIPMENT

At September 30, 2012 and September 30, 2011, property, plant and equipment, consisted of the following:

Property, Plant and Equipment
Description	Useful Life	September 30, 2012	September 30, 2011

Building	10-40 years	$19,817,723	$14,260,280
Manufacturing equipment	5-10 year	25,533,550	21,535,796
Office equipment and furniture	3-5 year	637,693	646,244
Autos and trucks	5 year	576,489	1,187,281
Construction in progress	N/A	505,966	8,295,743
Total		47,071,421	45,925,344
Less: accumulated depreciation		(6,676,828)	(9,051,356)
Property, Plant and Equipment, Net		$40,394,593	$36,873,988

For fiscal 2012 and fiscal 2011, depreciation expense totaled $2,374,528 and $3,751,936, respectively.

NOTE 10 - PROPERTY USE RIGHTS

Property use rights, net of accumulated amortization, totaled $2,967,818 and $2,252,445 as of September 30, 2012 and 2011, respectively. During fiscal 2011, our subsidiary Shanxi Gu County Golden Magnesium Industry Co., Ltd. (“Golden Magnesium”) paid an additional $270,827 for governmental fees required to obtain the land use rights for approximately 24.5 acres of land located in Yueyan, Gu County, Shanxi Province, China. The land use rights expire in 2061 and land use rights amortization expense during fiscal 2012 was $74,123.

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 and 2011

Ruiming Magnesium owns and operates a magnesium facility located on two parcels of land aggregating to approximately 414,308 square feet located in Shagou Village, Yangqu County of Taiyuan City Shanxi Province, China. Ruiming Magnesium occupies this land pursuant to two land use rights issued by the Chinese government one of which is held by Ruiming Magnesium and one held by Shanxi Tongbao Investment Group Co., Ltd. The land use rights held by Shanxi Tongbao Investment Group Co., Ltd. will be transferred to Ruiming Magnesium pursuant to the terms of the Equity Transfer Agreement dated July 13, 2010 entered into among CDI China, Inc., Pine Capital Enterprises, Inc., Taiyuan Yiwei Magnesium Industry Co., Ltd. and Taiyuan Ruiming Yiwei Magnesium Industry Co., Ltd. The transfer of the land use right requires the payment of certain taxes. Once the tax transaction is completed, the land use right can be transferred to Ruiming Magnesium.The land use rights held by Ruiming Magnesium covers approximately 208,534 square feet of land, expires in February 2052 and is valued at $453,529.  The land use rights held by Shanxi Tongbao Investment Group Co., Ltd. covers approximately 205,774 square feet of land, expires in February 2052, and had a net book value of $449,920. The land use rights amortization expense during fiscal 2012 and 2011 was $40,732, and $22,604, respectively.

Lingshi Xinghai Magnesium owns and operates a magnesium facility capable of producing 12,000 metric tons of pure magnesium per year located on approximately 902,000 square feet of land located in Zhijiazhuang Village of Lingshi County in Shanxi Province, China. Lingshi Xinghai Magnesium occupies this land pursuant to an approval from the Jinyang Municipal Government. The land use rights expire in May 2045. As of September 30, 2012, the land use right net book value was $2,061,943. The land use rights amortization expense during fiscal 2012 was $49,261.

NOTE 11 - LOANS PAYABLE

Loans payable at September 30, 2012 and September 30, 2011 consisted of the following:

Description	September 30, 2012	September 30, 2011
China Direct Investments loan from China Discovery Investors, Ltd.. Due on March 31, 2013. 1% monthly interest rate. Secured by 1,529,734 shares of the common stock of China Education International, Inc. See Note 5.	400,000

China Direct Investments loan from four Chinese citizens. Due on February 28, 2013. 12% annual interest rate. Secured by 5,099,115 shares of the common stock of China Education International, Inc. See Note 5.	1,000,000

Taiyuan Ruiming loan from Yuenuan Zhang. Due on June 24, 2013. 12% annual interest rate. No Guaranty.	94,952	-

CDI China loan from Sunwin Tech Group, Inc. Due on December 31, 2011. 3% annual interest rate. Secured by pledge of CDI China assets.	-	450,000

Lang Chemical loan from China Mingsheng Bank. Due on May 16, 2012. 6.941% annual interest rate. Guaranteed by Zhu Qian and Chen Jingdong.	-	720,044

Lang Chemical loan from Bank of Shanghai. Due on March 22, 2012. 6.666% annual interest rate. Guaranteed by China Investment Guarantor Co. Ltd. and Zhu Qian.	-	547,859

CDI Beijing loan from Bank of Hangzhou. Due on October 21, 2011. 6.672% annual interest rate. Guranteed by Chi Chen	-	939,188

Total	1,494,952	2,657,091
Less: Current Portion	(1,494,952)	(2,657,091)
Loans payable, long-term	$-	$-

We intend to renew the loan due to China Discovery Investors when it becomes due.  The December 10, 2012 due date was orally extended by China Discovery Investors to March 31, 2013.

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 and 2011

NOTE 12 - RELATED PARTY TRANSACTIONS

List of Related Parties

We have specified the following persons and entities as related parties with ending balances as of September 30, 2012 and 2011:

▪
Yuwei Huang, our executive vice president of our Magnesium segment, and a member of our board of directors, is chairman of YiWei Magnesium, and chief executive officer and vice chairman of Golden Magnesium;

▪	Taiyuan Yiwei Magnesium Industry Co., Ltd., a company organized under the laws of the PRC (“Yiwei Magnesium”), is a minority interest owner in Chang Magnesium;
▪	Lifei Huang, is the daughter of Yuwei Huang;
▪	Lifei Huang, is a registered representative of Pine Capital Enterprises Inc., a company organized under the laws of the Cayman Islands (“Pine Capital”);
▪	Lifei Huang, is a registered representative of Wheaton Group Corp., a company organized under the laws of Brunei Darussalam (“Wheaton”);
▪	Shuihuan Huang, is the sister of Yuwei Huang;
▪	Kong Tung, a member of the board of directors, and chairman of Golden Magnesium, Beauty East, and Golden Trust;
▪	LingShi County Yihong Magnesium Co., Ltd., a company organized under the laws of the PRC (“Yihong Magnesium”), is legally represented by an officer of Chang Magnesium;
▪
Excel RiseTechnology Co., Ltd., a company organized under the laws of Brunei Darussalam (“Excel Rise”), is owned by Yiwei Magnesium Industry Co., Ltd. (Yiwei Magnesium”), an entity owned or controlled by Mr. Huang;

▪	Lucheng Haixu Magnesium Co., Ltd., a company organized under the laws of the PRC (“Haixu Magnesium”), is legally represented by an officer of Chang Magnesium;
▪	NanTong Langyuan Chemical Co., Ltd., a company organized under the laws of the PRC (“NanTong Chemical”), is owned by Jingdong Chen and Qian Zhu, the minority interest owners of Lang Chemical;
▪	Jingdong Chen, is vice president of our Basic Materials segment and chief executive officer of Lang Chemical;
▪	Chi Chen is vice president of our Basic Materials Segment and minority interest owner of CDI Beijing;
▪	Zhongmen International Investments Co., Ltd., a company organized under the laws of the PRC (“Zhongmen International”), is legally represented by an officer of CDI Beijing;
▪	Lawrence Wang, is the brother of James Wang;
▪	Lawrence Wang, is the CEO and Chinaman of Board of Dragon Capital Group, Corp., ("a company organized under the laws of Nevada, USA, Dragon Capital Group”).

As of September 30, 2012, accounts, loans, and other receivables and prepaid expenses- related parties were $3,093,231consisting of accounts receivable – related party of $29,372, prepaid to suppliers – related parties of $698,500, and other receivables-related parties of $2,365,359 as set forth below:

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 and 2011

Accounts Receivable – related parties

At September 30, 2012 and 2011, accounts receivable – related parties for inventory provided were $29,372 and $1,211,079, respectively, as follows:

CD International Subsidiary	Related Party	September 30, 2012	September 30, 2011

Baotou Changxin Magnesium	Yiwei Magnesium	$-	$364,705
Chang Trading	Wheaton	-	4,860
Chang Magnesium	Yiwei Magnesium	-	296,156
Ruiming Magnesium	Yihong Magnesium	13,309	545,358
Ruiming Magnesium	Yiwei Magnesium	16,063
Total Accounts Receivable-related parties		$29,372	$1,211,079

Prepaid Expenses – related parties

At September 30, 2012 and 2011, prepaid expenses – related parties for future delivery of inventory were $698,501 and $2,687,928, respectively, as follows:

CD International Subsidiary	Related Party	September 30, 2012	September 30, 2011

Ruiming Magnesium	Yiwei Magnesium	$29,943	$33,544
Chang Trading	Xinghai Magnesium	-	2,654,384
IMTC	Pine Capital	668,557	-
Total Prepaid Expenses-related parties		$698,500	$2,687,928

Loans Receivable – related parties

At September 30, 2012 and 2011, loan receivables – related parties for working capital purposes were zero and $1,320,324, respectively, as follows:

CD International Subsidiary	Related Party	September 30, 2012	September 30, 2011

Lang Chemical	Nantong Chemical	$-	$1,320,324

Total Loans Receivable-related parties		$-	$1,320,324

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 and 2011

Other Receivables- related parties

At September 30, 2012 and 2011, other receivables-related parties for working capital purposes were $2,365,359 and $4,379,252, respectively, as follows:

CD International Subsidiary	Related Party	September 30, 2012	September 30, 2011

Baotou Changxin Magnesium	Yihong Magnesium	$-	$118,954
Baotou Changxin Magnesium	Yiwei Magnesium	-	78,266
Chang Magnesium	Yiwei Magnesium	2,318,674	3,850,151
Chang Magnesium	Shuihuan Huang		3,130
IMTC	Yuwei Huang		12,000
Ruiming Magnesium	Yiwei Magnesium	7,913	42,263
Ruiming Magnesium	Yihong Magnesium		200,924
CDI Shanghai	Yiwei Magnesium		10,951
CDI Beijing	Zhongmen International		62,613
Dragon Capital Group Corp	CDI Shanghai	38,772	-
Total Other Receivable-related parties		$2,365,359	$4,379,252

As of September 30, 2012, accounts and other payables – related parties were $12,600,716, consisting of accounts payable – related parties of $162,074, other payables- related parties of $10,438,642 and loan payable – related parties of $2,000,000 as set forth below:

Accounts Payable – related parties

At September 30, 2012 and 2011, accounts payable – related party for purchases of goods were $162,074 and $896,878, respectively, as follows:

CD International Subsidiary	Related Party	September 30, 2012	September 30, 2011

IMTC	Pine Capital	$-	$754,399
Golden Magnesium	Yiwei Magnesium		142,479
IMTC	Wheaton	162,074	-
Total Accounts Payable-related parties		$162,074	$896,878

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 and 2011
Other Payables- related parties

At September 30, 2012 and 2011, other payables- related party for working capital purposes were $10,438,642 and $3,683,482, respectively, as follows:

CD International Subsidiary	Related Party	September 30, 2012	September 30, 2011

Beauty East	Kung Tong	$92,665	$97,089
CDI Beijing	Chi Chen		399,781
Chang Magnesium	Yuwei Huang		9,953
CDII	Yiwei Magnesium	8,266,056	3,176,659
Chang Magnesium	Excel Rise	1,957,987	-
IMTC	Yuwei Huang	121,934	-
Total Other Payables-related parties		$10,438,642	$3,683,482

Loan Payables – related parties

At September 30, 2012 and 2011, loan payables – related party for the working capital purposes were $2,000,000and $0, respectively, as follows:

CD International Subsidiary	Related Party	September 30, 2012	September 30, 2011

IMTC	Yuwei Huang	$2,000,000	$-
Total Loan Payables-related parties		$2,000,000	$-

NOTE 13 – OTHER LIABILITIES

Other liabilities included the following as September 30, 2012 and 2011:

Account	September 30, 2012	September 30, 2011

Other short-term loans	$947,735	$4,208,627
Payables for acquisitions	2,283,916	-
Accrued salary payable	1,025,790	-
Derivative liabilities	8,499	107,231
Accrued dividend payable	20,130	-
Total other liabilities	$4,286,070	$4,315,858

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 and 2011

NOTE 14 - ACCUMULATED OTHER COMPREHENSIVE INCOME

Our other comprehensive income consists of currency translation adjustments and unrealized gain on available-for-sale marketable securities. The following table shows the accumulated other comprehensive income balance as of September 30, 2012:

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Available for Sale Securities	Accumulated Other Comprehensive Income
Balance at September 30, 2011	$5,238,092	$(5,109,146)	$128,943
Current-period change	(119,616)	(585,567)	(705,183)
Balance at September 30, 2012	$5,118,476	$(5,694,713)	$(576,240)

NOTE 15 – CAPITAL STOCK

Preferred Stock and Related Dividends

As of September 30, 2012 and September 30, 2011 there were 1,006 shares of Series A Convertible Preferred Stock outstanding. The dividends are payable in cash or shares of our common stock at our option subject to certain provisions. If paid in shares of common stock, the stock shall be valued at the lower of the conversion price or the average of the weighted average price of the 10 consecutive trading days immediately preceding the dividend date. During fiscal 2012, we paid $80,515 of ordinary dividends in the form of 87,640 shares of our common stock and $40,260 in cash. During fiscal 2011, we paid $60,390 of ordinary dividends in the form of 48,533 shares of our common stock and $20,125 in cash.

Treatment of Accounting Errors in Fiscal 2011

In October, 2011, we determined that our previously reported financial statements contained accounting errors, which would require corrections. Specifically, we determined that we (i) failed to account for the cumulative effects of the adoption of ASC Subtopic 815-40 as of January 1, 2009 for both the embedded down-ratchet conversion option in our Series A Preferred Stock and the Series A Stock Purchase Warrants as derivative liabilities, (ii) incorrectly recognized the one-time deemed dividends for the embedded Series A conversion options in our interim financial statements of fiscal 2011, and (iii) incorrectly applied our assumption for the ‘time to exercise’ input of the fair value calculation of the warrants, which was shorter than the actual contractual term of five (5) years also in our interim financial statements of fiscal 2011. After carefully considering the extent and magnitude of these errors and weighing their materiality for the affected interim and annual periods and their financial impact from both a quantitative and qualitative standpoint, we determined the errors to be immaterial, and decided to make these corrections as cumulative adjustments in our financial statements on Form 10-K for the fiscal year ended September 30, 2011. In addition, the reversal of the one-time deemed dividends of $677,398 recorded in our interim financial statements for the period ended December 31, 2010 resulted in an increase of $0.02 per share attributable to CD International shareholders on both the basic and diluted basis for fiscal 2011.-See Note 2.

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

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 and 2011

Preferred Stock and Related Dividends

During fiscal 2012, we paid $80,515 of ordinary dividends in cash and $40,260 in the form of 87,640 shares of our common stock on our Series A convertible preferred stock. During fiscal 2011, we paid $60,390 of ordinary dividends in the form of 43,533 shares of our common stock and $20,125 in cash on our Series A convertible preferred stock.

Derivative liabilities

As of September 30, 2012, the carrying amounts of the derivative liabilities for preferred stock conversion option and warrants were $8,448 and $51, respectively. As of September 30, 2011, the carrying amounts of the derivative liabilities for conversion option and warrants were $69,295 and $37,936, respectively. The fair value of derivative liabilities is included in other liabilities, and the net change in fair value during the period is included in operating expenses. Inputs used in making the determination were as follows:

	September 30, 2012	September 30, 2011
Inputs for conversion option valuation – covered call
Asset price on valuation date	$0.24	$1.01
Exercise price	$9.80	$9.80
Estimated years to exercise	5.42	6.5
Expected volatility factor	100%	93%
Risk free rate	0.62%	1.31%

Inputs for conversion option valuation – short call
Asset price on valuation date	$0.24	$1.01
Exercise price	$1.80	$1.80
Estimated years to exercise	5.42	6.5
Expected volatility factor	100%	93%
Risk free rate	0.62%	1.31%

Inputs for warrant valuation
Asset price on valuation date	$0.24	$1.01
Exercise price	$1.80	$1.80
Estimated years to exercise	0.37	1.5
Expected volatility factor	119%	93%
Risk free rate	0.10%	0.19%

Common Stock

We have 1,000,000,000 shares of common stock, par value $.0001, authorized. At September 30, 2012 there were 51,490,798 shares of common stock issued and outstanding and there were 40,353,828 shares of common stock issued and outstanding at September 30, 2011.

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

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 and 2011

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

During fiscal 2012, we issued a total of 11,136,970 shares of our common stock comprised of:  7,032,583 shares paid as part of the consideration of Golden Trust and Lingshi Magnesium acquisition, 230,824 shares to members of our board of directors as compensation, 1,180,039 shares to consultants for services rendered, 2,205,884 shares to employees as compensation, 87,640 shares paid as dividends on 1,006 shares of our series A preferred stock, and 400,000 shares issued for options exercised.

Stock Incentive Plans

On August 16, 2006, our board of directors authorized the 2006 Equity Plan (the “2006 Equity Plan”) covering 10,000,000 shares of our common stock, which was approved by a majority of our shareholders on August 16, 2006. At September 30, 2012 and 2011 there were options outstanding to purchase an aggregate of 12,000 shares of common stock outstanding under the 2006 Equity Plan at exercise prices of $7.50 per share.

On October 19, 2006, our board of directors authorized the 2006 Stock Plan (the “2006 Stock Plan”) covering 2,000,000 shares of our common stock. As the 2006 Stock Plan was not approved by our shareholders prior to October 19, 2007, we may no longer award incentive stock options under the 2006 Stock Plan and any incentive stock options previously awarded under the 2006 Stock Plan were converted into non-qualified options upon terms and conditions determined by the board of directors, as nearly as is reasonably practicable in their sole determination, to the terms and conditions of the incentive stock options being so converted. At September 30, 2012 and 2011, there were no options outstanding under the 2006 Stock Plan.

On April 25, 2008, our board of directors adopted the 2008 Executive Stock Incentive Plan covering 1,000,000 shares of our common stock, which was approved by a majority vote of our shareholders on May 30, 2008. As of September 30, 2012 and 2011, 277,170 and 74,527 shares had been issued under this plan, respectively. On August 29, 2011, our board of directors approved, subject to shareholder approval, an amendment to our 2008 Executive Stock Incentive Plan to increase the number of shares of our common stock which may be granted under the plan from 1,000,000 to 2,500,000.

On April 25, 2008, our board of directors adopted the 2008 Non-Executive Stock Incentive Plan covering 3,000,000 shares of our common stock, which was approved by a majority vote of our shareholders on May 30, 2008. As of September 30, 2012 and 2011 we granted 2,643,155 and 505,568 shares of restricted stock, respectively. On August 29, 2011, our board of directors approved, subject to shareholder approval, an amendment to our 2008 Non-Executive Stock Incentive Plan to increase the number of shares of our common stock which may be granted under the plan from 3,000,000 to 4,500,000.

     On July 18, 2012, our board of directors authorized our 2012 Equity Compensation Plan (the “2012 Plan”) covering 5,000,000 shares of common stock.  As of September 30, 2012 we granted 3,571,288 shares of our common stock and restricted stock awards under this plan.
The following table sets forth our stock option activities during fiscal 2012 and fiscal 2011:

Description	Shares underlying options	Weighted average exercise price
Outstanding and exercisable at September 30, 2010	2,372,980	$14.83
Exercised	(80,000)	1.29
Expired	(44,000)	2.50
Expired	(106,000)	5.00
Outstanding and Exercisable at September 30, 2011	2,142,980	$15.90
Expired	(120,000)	2.00
Outstanding and Exercisable at September 30, 2012	2,022,980	$16.73

As of September 30, 2012 and 2011, we had 2,022,980 and 2,142,980 shares underlying options outstanding and exercisable.

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 and 2011

The remaining contractual life and exercise price of options outstanding and exercisable at September 30, 2012 are as follows:

Number of options outstanding and exercisable	Exercise price	Remaining contractual life (Years)
400	$2.25	2.05
637,000	$7.50	0.25
625,000	$10.00	1.26
500	$15.00	0.69
760,000	$30.00	0.33
80	$56.25	2.17
2,022,980	$16.73

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

As of September 30, 2012 the Series A Preferred stockholders held an aggregate of 143,750 common stock purchase warrants, which contained a downside ratchet provision, that would allow the exercise price of these warrants to reset, contingent upon certain future transactional events. The terms of these warrants provide that if we sell common stock at a price per share less than the then exercise price of the warrants then we are required to reduce the exercise price of those warrants to the lower price of the subsequent sale. On June 15, 2009, we registered a direct offering of our common stock, which reduced the exercise price of the 143,750 warrants to purchase our common stock from $8.00 to $1.85 per share. On December 30, 2010, we entered into an engagement letter with Rodman & Renshaw for the sale of our common stock at $1.80 per share, which again reset the exercise price of the aforementioned warrants from $1.85 to $1.80 per share.

A summary of the status of our outstanding common stock purchase warrants granted as of September 30, 2012 and changes during the period is as follows:

	Shares underlying warrants	Weighted average exercise price
Outstanding and exercisable at September 30, 2010	5,499,664	$6.92
Additions	777,778	1.80
Expired	(25,000)	11.00
Expired	(1,869,562)	10.00
Expired	(50,000)	4.00
Expired	(103,750)	1.14
Outstanding and exercisable at September 30, 2011	4,229,130	$4.80
Expired	50,000	2.5
Outstanding and exercisable at September 30, 2012	4,179,130	$4.83

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 and 2011

The following information applies to all warrants outstanding and exercisable at September 30, 2012.

Number of Warrants outstanding and exercisable	Exercise Price	Remaining contractual life (Years)
143,750	$1.80	0.37
777,778	$2.00	3.76
1,351,352	$2.31	2.21
1,906,250	$8.00	0.37
4,179,130

NOTE 16 - NONCONTROLLING INTERESTS

As of September 30, 2012 and 2011, our consolidated balance sheets reflected total non-controlling interest of $4,688,370 and $15,718,281, respectively, which represent the equity portion of our subsidiaries held by non-controlling interests shareholders in two of our segments, as follows:

Segment	September 30, 2012	September 30, 2011

Magnesium Segment	$4,688,109	$12,002,000
Basic Materials Segment	262	3,716,281
Total	$4,688,371	$15,718,281

       In conjunction with the acquisition of Lingshi Xinghai, we transferred our equity interest in Excel Rise to the non-controlling interest holders. As a result, we deconsolidated Excel Rise, including non-controlling interest of $6,478,008. Also, non-controlling interest increased by $7,300,485 due to our acquisition of an 80% interest of Lingshi Xinghai in fiscal 2012.

NOTE 17 - SEGMENT INFORMATION

Revenues by segment for fiscal 2012 and 2011 were as follows:

(Dollars in thousands)	2012	2011
Magnesium (1)	$102,229	$98,820
Basic Materials	0.8	4,294
Consulting	11,828	19,007
Total revenue	$114,058	$122,121

(1) We had revenue from related parties of $938,573 and $6,585,372 during fiscal 2012 and 2011, respectively.

Net income (loss) to CD International by segment for fiscal 2012 and 2011 follows:

	2012	2011
Magnesium	$(14,687,296)	$(569,499)
Basic Materials	(5,155,712)	(458,078)
Consulting	(21,884,230)	10,347,076
Net (loss) income to CD International	$(41,727,238)	$9,319,499

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 and 2011

Total assets by segment as of September 30, 2012 and 2011follows:

	September 30, 2012	September 30, 2011

Magnesium	$68,732,451	$65,321,257
Basic Materials	4,939,191	31,286,610
Consulting	4,148,703	19,727,352
Total assets	$77,820,345	$116,335,219

Geographic Information

Revenues for fiscal 2012 and 2011, classified by the major geographic areas in which our customers are located follows:

	2012	2011

People's Republic of China	$46,339,555	$29,043,179
Other Asian countries	23,513,979	46,555,909
Australia	9,743,455	16,832,571
Europe	12,020,627	5,075,329
North America	22,056,940	20,259,352
South America	383,849	4,354,632
Total Revenues	$114,058,405	$122,120,972

Total of long-term assets as of September 30, 2012 and 2011, classified by the major geographic areas, follows:

	September 30, 2012	September 30, 2011

People's Republic of China	$44,287,682	$39,219,251
South America	19,570	34,166
United States of America	1,096,684	94,654
Total	$45,403,936	$39,348,071

NOTE 18 – INCOME TAXES

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

The components of income (loss) for fiscal 2012 and fiscal 2011 before income tax consisted of the following:

Description	September 30, 2012	September 30, 2011

U.S. Operations	$(24,678,840)	$6,622,852
China Operations	(7,840,109)	(1,860,256)
Brunei Operations	(413,097)	4,272,686
Discontinued Operations	(20,523,189)	-
Total income (loss) before income taxes	$(53,455,235)	$9,035,282

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 and 2011

The income tax expense (benefit) for income taxes for fiscal 2012 and 2011 were as follows:

Description	September 30, 2012	September 30, 2011

Current:
Federal	$-	78,985
State	-	-
Chinese Operations	123,596	110,395
Total provision (benefit)	123,596	189,380
Deferred:
Federal	-	-
Chinese Operations	-	-
Discontinued Operations:
Federal	-	-
Chinese Operations	-	-
Total provision (benefit) for income tax expense	-	-
Grand total	$123,596	$189,380

The table below summarizes the reconciliation of our income tax expense computed at the federal statutory rate and the actual tax provision (effective income tax rate) for fiscal 2012 and 2011, as follows:

Description	2012	2011

Income tax expense (benefit) provision at Federal statutory rate	35.0%	35.0%
State income tax expense (benefit), net of Federal income tax expense (benefit)	3.6%	3.6%
Effect of reduced foreign income tax rates	(35.6)%	(10.3)%
Reduction of net operating loss carry forward	(3.0)%	(26.2)%

Effective income tax rate	(0)%	2.1%

We have recorded a current Chinese tax provision for fiscal 2012. We have recorded a current Federal and a current Chinese tax provision for fiscal 2011.

The significant components of our net deferred tax assets and liabilities consisted of federal net operating loss carry forwards. U.S. GAAP requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management has determined that a full valuation allowance of approximately $1,313,000 and $760,000 against its net deferred taxes is necessary as of September 30, 2012 and 2011, respectively. Therefore, our net deferred tax asset is zero at September 30, 2012 and 2011, respectively.

At September 30, 2012 and 2011, we had approximately $3,750,000 and $2,174,000 of U.S. net operating loss carryforwards remaining, which will expire beginning in 2029. The Internal Revenue Service (IRS) is currently auditing our consolidated income tax return for 2008. We expect the 2008 audit to be completed in 2013. The IRS has proposed an adjustment to our 2008 taxable income due to transfer pricing issue of $10.1 million. However, we have retained an independent accounting firm that has conducted an independent transfer pricing study. As a result of such study, we anticipate that any adjustment would be limited to $3.7 million and we have adjusted our net operating loss accordingly.
Additionally, the IRS has recently informed us that they have opened for examination the years 2009 through 2011.

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 and 2011

NOTE 19 – DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

In the fourth quarter of 2012, we decided to discontinue operations for the following subsidiaries:

●	Lang Chemical
●	CDI Beijing;
●	CDI Jingkun Zinc;
●	CDI Jixiang Metal; and
●	Baotou Changxin Magnesium

On September 28, 2012, through our wholly-owned subsidiary CDI China, we sold our 51% interest in Lang Chemical pursuant to the terms of an Equity Transfer Agreement by and among CDI China, Black Stone Chemical Limited, Lang Chemical and Qian Zhu and Jingdong Chen, the minority owners of Lang Chemical.

Under the terms of the Equity Transfer Agreement, Black Stone Chemical Limited purchased 2% of CDI China’s interest and Mr. Chen and Ms. Zhu, his wife, purchased the remaining 49% interest for an aggregate purchase price of $1,221,532.  Of this amount $600,000 was tendered at closing and the balance is payable over one year at an annual interest rate of 6%. The sale of

Lang Chemical resulted in a loss of $563,055, which was reflected as loss from sale of subsidiaries on the statement of operations.

On October 8, 2012, through our subsidiary CDI Shanghai, we sold our 51% interest in CDI Beijing pursuant to the terms of an Equity Transfer Agreement by and among CDI Shanghai, CDI Beijing and Mr. Chi Chen and Mrs. Huijuan Chen. Mr. Chen serves as vice president of our basic materials segment and is a minority owner of CDI Beijing.

We acquired our stake in CDI Beijing in 2008 for approximately $1.5 million. Under the terms of the Equity Transfer Agreement, Mr. Chen acquired our 51% interest in CDI Beijing for an aggregate purchase price of RMB 10,200,000, or approximately $1,614,000.  The purchase price is payable in five installments from September 30, 2012 to September 30, 2016, with 9% per annum interest accruing on the residual payments beginning on October 1, 2012 and payable on the final installment. The initial payment would be made up of approximately $80,000 in cash and by tendering the value of residential real estate property  that Mr. Chen will transfer to us due prior to December 31, 2012. The real estate value of the property conveyed by Mr. Chen to us will also be offset with management fees of approximately $194,000 CDI Beijing owed to us. Subsequent payments of $317,000 are due on each of September 30, 2013, 2014 and 2015, with the final installment due on September 30, 2016 which would include the balance of total purchase price and all accrued interest. The sale of CDI Beijing resulted in a gain of $28,471, which was reflected as gain from sale of subsidiaries on the statement of operations and comprehensive income.

CDI Jingkun Zinc, located in Hunan Province of China, sells and distributes zinc concentrate to local zinc and zinc alloy refining factories. We established this subsidiary in October 2007 through CDI Shanghai Management. CDI Jingkun Zinc has been inactive since 2007due to poor market conditions. In September 2012, we decided to sell all of our ownership interest of CDI Jingkun Zinc and reclassified assets and liabilities associated with this subsidiary as assets held for sell and liabilities related to assets held for sell.

CDI Jixiang Metal, located in Yongshun County of Hunan Province, manufactures lead and zinc oxide products and distributes zinc and lead concentrate. CDI Jixiang Metal owns the mining rights to approximately 51 acres located in the Yongshun Kaxi Lake Mining area which hold both zinc and lead ores. The mining rights were obtained in 2004 from the Ministry of Land and Resources and allow for the mining of an aggregate of 10,000 metric tons of zinc and lead annually. CDI Jixiang Metal has been inactive since 2007due to poor market conditions. In September 2012, we decided to sell all of our ownership interest of CDI Jixiang Metal and reclassified assets and liabilities associated with this subsidiary as assets held for sell and liabilities related to assets held for sell. See Note 20.

The results of operations from CDI Beijing and Lang Chemical were included in our consolidated statements of operations for fiscal 2012 and 2011, while their assets, liabilities and equity were not reflected on our consolidated balance sheets as of September 30, 2012 as they were deemed sold on the balance sheet date.

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 and 2011

The results of operations from CDI Jingkun Zinc, CDI Jixiang Metal and Baotou Changxing Magnesium were included in our consolidated statements of operations for fiscal 2012 and 2011 as a line item under net loss from discontinued operations. The asset and liabilities associated with the three discontinued operations were reflected as current assets or liabilities held for sale in our balance sheet.

The following table presents the balance sheet components of discontinued operations as of September 30, 2012.

Summarized Balance Sheet of Discontinued Operations
	September 30, 2012
(in thousands)

Current assets		$2,740
Long-lived assets		$2,264
	$
Current liabilities		$8,481
Equity		$(3,181)
Non-controlling interest		$(294)

NOTE 20 – IMPAIRMENT OF LONG-LIVED ASSETS

Chang Magnesium is a manufacturer of magnesium, operating a magnesium plant in Taiyuan China capable of producing 8,000 metric tons of magnesium annually. The long-lived assets at Chang Magnesium consist of plant, equipment and office buildings. Chang Magnesium stopped production in March 2012, due to excessively high production cost, which resulted in continuous loss from operations. We deem it not economically viable for Chang Magnesium to resume full production and maintain profitability in the future based on high cost of production and current market conditions at Chang Mag.

We utilized discounted cash flow method to generate fair value of long-lived assets of Chang Magnesium and determined their fair value was zero at September 30, 2012, which resulted in a impairment loss of $3.8 million reflected as operating loss in the statement of operations and comprehensive income.

The long lived assets of Chang Mag are also reflected in our Magnesium Segment, and have been adjusted for the impairment loss in our Segment Reporting-See Note 17.

Baotou Changxin Magnesium is a producer of magnesium with an annual production capacity of approximately 20,000 metric tons. Baotou Changxin is located in the Inner Mongolia Region of China, Baotou Magnesium stopped production of magnesium in January 2009 through 2011. In May, 2011, Baotou Magnesium resumed production but then stopped operation again 4 months later due to excessively high production cost, which resulted in continuous loss from operations. We deem it not economically viable for Baotou to resume production and maintain earnings and profitability in the future based on current market competition and high cost of production at Baotou Magnesium.

As of September 30, 2012, Baotou Magnesium had total long-lived assets of $14.8 million (exclusive of land use rights of approximately $1.5 million) As a result, the carrying value of long-lived assets was written down to zero, which resulted in a impairment loss of approximately $14.8 million and is reflected as results from discontinued operations for the year ended September 30, 2012.

We determined the fair value of Baotou Magnesium' long lived assets (exclusive of land use rights of approximately $1.5 million) at approximately $ 1 million based on recent bids received in October of 2012.

The long lived assets of Baotou Magnesium are reflected in our Magnesium Segment. The carrying value of Baotou's long-lived assets, after impairment, will be reflected as "Long Lived Assets-Held for Sale," as indicated above, in our balance sheet and have been adjusted in our Segment Reporting Note 17.

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 and 2011

CDI Jixiang Metal was reclassified as held for sale in September 2012-See Note 19. As of September 30, 2012, CDI Jixiang Metal owned approximately $2.1 million of fixed assets that we deemed not recoverable under current market conditions and decided to impair the carrying value of the fixed assets to zero. The long lived assets of CDI Jixiang Metal are reflected in our Basic Material Segment-See Note 17.

NOTE 21 - COMMITMENTS AND CONTINGENCIES

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

Future minimum rental payments required under the leases are as follows:

Period	Total
Period Ended September 30, 2013	428,510
Period Ended September 30, 2014	436,031
Period Ended September 30, 2015	436,038
Period Ended September 30, 2016	456,750
Period Ended September 30, 2017	456,750
Total	$2,214,079

Thereafter	$436,038

Legal Contingencies

Our wholly owned subsidiary CDII Trading and our company are involved in the following litigation with Sunskar, Ltd. and its agents (“Sunskar”):

Sunskar filed a petition, as amended, to compel our company and CDII Trading to arbitration in accordance with the Federal Arbitration Act, 9 U.S.C. §1, et seq. and New York Convention, 9 U.S.C. §201, et. seq. in the U.S. District Court for the Southern District of New York (Case No. 11CV2499) (the “New York District Court Litigation”). The petition alleges that CD International and CDII Trading breached an agreement for the charter of a vessel owned by Sunskar and seeks damages in excess of $1,000,000 as a result of our alleged breach of the agreement. On November 3, 2011, the Court issued an order granting Sunskar’s petition to compel arbitration against CDII Trading, denied the petition to compel arbitration against CD International and stayed the federal court action pending completion of the arbitration.

A maritime arbitration proceeding was brought by Sunskar against CDII Trading in New York, New York under the Maritime Arbitration Rules seeking an award of Sunskar’s attorney’s fees and costs incurred in the New York District Court Litigation of $67,845 and damages and attorney’s fees and arbitration costs of $1,077,308 (the “Arbitration Claim”). On February 8, 2012, the panel in the arbitration proceeding found that Sunskar had presented a prima facie case of repudiation of contract and its entitlement to damages against CDII Trading. The panel noted Sunskar’s claim for damages, interest, fees and costs exceeds $1 million and directed CDII Trading to post security in the amount of $850,000 in a form reasonably acceptable to Sunskar no later than March 9, 2012 as a source of funds in the event Sunskar is successful on the merits.

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 and 2011

On March 8, 2012, CDII Trading and Alex Friedberg filed an action against David Christian Wold, Sunskar and Skaarup Shipping Corporation in the U.S. District Court for the Southern District of Florida (Case No.12-60547-CIV-DIMITROULEAS/SNOW) alleging that they made fraudulent and negligent misrepresentations to CDII Trading and Friedberg in regards to the charter of a vessel owned by Sunskar. On May 23, 2012 the District Court entered an order approving CDII Trading’s notice of voluntary dismissal without prejudice in this case and on August 9, 2012 the District Court granted the defendants motion to dismiss the case as to Mr. Friedberg’s claims. The Court retained jurisdiction to entertain a motion for sanctions.

On March 9, 2012, CDII Trading filed a voluntary petition in the United States Bankruptcy Court in the Southern District of Florida (the “Bankruptcy Court”) for relief under Chapter 11 of title 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the case In re CDII Trading, Inc., Case No. 12-15810 JKO (the “Bankruptcy Case”). CDII Trading’s filing of its voluntary petition operated as a stay of the continuation of the New York District Court Litigation and the Arbitration Claim. On April 11, 2012 the Chapter 11 bankruptcy case was converted to a case under Chapter 7 of the Bankruptcy Code.

On September 24, 2012 the Bankruptcy Court entered an order (the “Order Approving Settlement Agreement”) approving a June 10, 2012 settlement agreement, as amended on August 23, 2012 (collectively, the “Settlement Agreement”) among CD International Enterprises, Inc. and its subsidiaries, CDI China, Inc., China Direct Investments, Inc., and International Magnesium Group, Inc. (collectively, the “CD Affiliates”) and Sonya Salkin, the Trustee on behalf of CDII Trading in the Bankruptcy Case. Under the terms of the Settlement Agreement, the CD Affiliates, jointly and severally, agreed to purchase all of the assets of CDII Trading which includes all contractual rights to purchase iron ore and any surplus property in the estate after a final determination and payment of creditor claims. The CD Affiliates also retained all their rights to object and contest the claims filed in the Bankruptcy Case, including the claims of Sunskar, Ltd. and Trafigura Beheer, N.V. The Settlement Agreement also provides for a release of all claims of the Trustee regarding the Bankruptcy Case against the CD Affiliates. In exchange for these rights, the CD Affiliates agreed to pay the estate in Bankruptcy Case $1,200,000, of which, $695,833.33 has been paid and a balance of $504,1666.67 is payable in eleven consecutive monthly installments of $45,833.33 on December 31, 2012 and each consecutive month thereafter until paid. Should the CD affiliates be successful in any efforts to object and contest any of the claims, currently totaling $1.34 million, any monies remaining in the estate after payment of claims and administrative costs shall be returned to the CD Affiliates. There can be no assurance, however, that the CD Affiliates will be successful in their efforts to object to these claims. In the event the CD Affiliates fail to make any payment due or default under any term or condition under the Settlement Agreement, subject to a cure period, the Trustee shall be entitled to a judgment of $3,243,000 against the CD Affiliates, jointly and severally.

           In addition, on October 9, 2012, the Bankruptcy Court entered a temporary bar order (the “Temporary Bar Order”) that, subject to certain exclusions provided for in the order, prohibits any person from taking any legal action against the CD Affiliates for all matters arising out of any involvement of the CD Affiliates in transactions, acts, or events in any manner related to CDII Trading or its bankruptcy estate including those actions in the nature of alter ego or “veil piercing” which belong to the Trustee. The Temporary Bar Order remains in effect until (i) an uncured default by the CD Affiliates under the Settlement Agreement, (ii) the final adjudication of Sunskar’s claim, or (iii) a subsequent order of the Bankruptcy Court, whichever occurs first.

In October 2012, Sunskar filed a Notice of Appeal of the Order Approving Settlement Agreement and the Temporary Bar Order.

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