Form 10-Q
period 2012-12-31
CD INTERNATIONAL ENTERPRISES, INC.
filed 2013-02-19
CIK 1088787

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.         Yes [✓]No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [✓] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date, there are 55,497,949 shares of common stock are issued and outstanding as of February 14, 2013.

CD INTERNATIONAL ENTERPRISES, INC.
FORM 10-Q
December 31, 2012

i

Cautionary Note Regarding Forward-Looking Information and Factors That May Affect Future Results

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “ Securities Act ”)  and Section 21E of the Securities Exchange Act of 1934, as amended (the " Exchange Act ”). The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This report and other written and oral statements that we make from time to time contain such forward-looking statements that set out anticipated results based on management’s plans and assumptions regarding future events or performance. We have tried, wherever possible, to identify such statements by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will” and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results of current and anticipated sales efforts, expenses, the outcome of contingencies, such as legal proceedings, and financial results. A list of factors that could cause our actual results of operations and financial condition to differ materially is set forth below, and these factors are discussed in greater detail under Item 1A – “Risk Factors” of our Annual Report on Form 10-K for the year ended September 30, 2012, our subsequent filings with the Securities and Exchange Commission and in Item 1A. of this report:

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

PART 1 – FINANCIAL INFORMATION
Item 1.  Financial Statements.

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2012	2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,432,957	$3,437,838
Available-for-sale marketable securities	378,158	344,252
Accounts and notes receivable	4,408,757	11,227,455
Accounts, loans, other receivable and prepaid expenses - related parties	4,771,322	3,093,231
Inventories, net	7,876,970	5,655,568
Prepaid expenses and other current assets, net	7,068,983	5,889,331
Assets held for sale	2,589,035	2,746,778
Restricted cash, current	17,588	21,954

Total current assets	30,543,771	32,416,407

Property, plant and equipment, net	39,957,146	40,394,593
Intangible assets	112,346	112,212
Property use rights, net	3,680,818	3,714,231
Other long-term assets	981,168	1,172,901

Total assets	$75,275,249	$77,820,344

LIABILITIES AND EQUITY
Current liabilities:
Loans payable-short term	$1,495,221	$1,494,952
Accounts payable and accrued expenses	6,929,860	5,243,279
Accounts and other payables-related parties	13,287,600	12,600,716
Advances from customers	885,723	1,414,608
Deferred revenue	216,667	300,708
Other liabilities	2,702,015	4,286,070
Taxes payable	-	665,438
Liabilities related to assets held for sale	6,388,428	6,777,451

Total current liabilities	31,905,514	32,783,222

Total liabilities	31,905,514	32,783,222

EQUITY:
Series A Convertible Preferred Stock: $.0001 par value, stated value $1,000 per share; 10,000,000 authorized, 1,006 shares outstanding at September 30, 2012 and December 31, 2012	1,006,250	1,006,250
Common Stock: $.0001 par value; 1,000,000,000 authorized; 53,189,007 and 51,490,798 issued and outstanding at September 30, 2012 and December 31, 2012, respectively	5,319	5,149
Additional paid-in capital	90,021,457	89,792,413
Accumulated other comprehensive loss	(192,882)	(576,240)
Accumulated deficit	(51,838,349)	(49,878,821)
Total CD International stockholders' equity	39,001,794	40,348,751
Non-controlling interests	4,367,942	4,688,371

Total equity	43,369,736	45,037,122

Total liabilities and equity	$75,275,249	$77,820,344

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CD INTERNATIONAL ENTERPRISES, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	For the Three Months ended December 31,
	2012	2011
Revenues:
Revenues	$16,786,217	$22,596,555
Revenue-related parties	(5,439)	547,431
Total revenues	16,780,778	23,143,986
Cost of revenues	16,724,965	17,922,761
Gross profit	55,813	5,221,225
Operating expenses:
Selling, general, and administrative	2,121,333	2,584,774
Total operating expenses	2,121,333	2,584,774
Operating (loss) income	(2,065,520)	2,636,451
Other income (expenses):
Other income	144,006	538,570
Interest income (expense), net	(189,941)	92,555
Realized gain on available-for-sale marketable securities	129,720	114,281
Total other income (expenses)	83,784	745,406
(Loss) income before income taxes	(1,981,736)	3,381,857
Income tax benefit (expense)	96,852	(31,722)
(Loss) income from continuing operations	(1,884,884)	3,350,135
Discontinued operations:
Loss from discontinued operations, net of tax	(376,485)	(608,623)
Total loss from discontinued operations	(376,485)	(608,623)
Net (loss) income	(2,261,369)	2,741,512
Net loss attributable to noncontrolling interests	321,969	389,192
Net income attributable to CD International	(1,939,400)	3,130,704
Deduct dividends on Series A Preferred Stock	(20,130)	(20,130)
Net (loss) income attributable to common stockholders	$(1,959,530)	$3,110,574

COMPREHENSIVE (LOSS) INCOME:
Net (loss) income	$(2,261,369)	$2,741,512
Foreign currency translation adjustments	252,108	514,983
Unrealized loss gains on available-for-sale securities	475,036	3,208,566
Comprehensive (loss) income	(1,534,223)	6,465,061
Net loss attributable to non-controlling interests	321,969	389,192
Foreign currency translation adjustments - non-controlling interests	(1,542)	(52,931)
Comprehensive (loss) income attributable to CD International	(1,213,795)	6,801,322
Preferred stock dividend	(20,130)	(20,130)
Comprehensive (loss) income attributable to common stockholders	$(1,233,925)	$6,781,192

Basic and diluted net (loss) income per common share - basic:
Net income (loss) from continuing operations	$(0.03)	$0.10
Net loss from discontinued operations	(0.01)	(0.02)
Net Income (Loss) per Common Share	$(0.04)	$0.08
Basic and diluted net (loss) income per common share - diluted:
Net income (loss) from continuing operations	$(0.03)	$0.10
Net loss from discontinued operations	(0.01)	(0.02)
Net Income (Loss) per Common Share	$(0.04)	$0.08
Basic weighted average common shares outstanding	52,469,805	40,565,910
Diluted weighted average common shares outstanding	52,469,805	41,126,275

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months ended December 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(2,261,369)	$2,741,512
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	474,950	540,858
Allowance for bad debt	-	10,197
Stock based compensation	189,084	321,159
Realized (gain) loss on available-for-sale securities	(129,720)	(14,256)
Gain on revaluation of derivative liability	-	(74,730)
Fair value of marketable securities received for services	-	(5,191,364)
Fair value of marketable securities paid for services	-	129,000
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(987,919)	(3,065,786)
Accounts receivable and other assets-related parties	-	(3,290,377)
Inventories	(2,221,402)	(1,646,926)
Accounts receivable	6,420,540	1,623,430
Assets of discontinued operations	-	2,716,844
Accounts payable and accrued expenses	694,140	1,678,240
Accounts and other payable-related parties	686,884	(675,354)
Advances from customers and deferred revenues	(612,927)	230,893
Liabilities of discontinued operations	-	(2,676,950)
Other payables	(2,612,763)	(986,564)
NET CASH USED IN OPERATING ACTIVITIES	(360,502)	(7,630,174)

CASH FLOWS FROM INVESTING ACTIVITIES:
Gross proceeds from sale of available-for-sale securities	271,898	459,381
Purchases of property, plant and equipment	(59,395)	(405,273)
NET CASH PROVIDED BY INVESTING ACTIVITIES	212,503	54,108

CASH FLOWS FROM FINANCING ACTIVITIES:
(Increase) decrease in restricted cash	4,366	(2,518)
Loans payable	-	(138,000)
Gross proceeds from sale of stock and exercise of warrants/options	20,000	-
Cash dividend payment to preferred stockholders	-	(20,130)
Capital contribution from non-controlling interest owners	-	214,348
NET CASH PROVIDED BY FINANCING ACTIVITIES	24,366	53,700

EFFECT OF EXCHANGE RATE ON CASH	118,752	1,051,746

NET DECREASE IN CASH AND CASH EQUIVALENTS	(4,881)	(6,470,620)

CASH AND CASH EQUIVALENTS - beginning of period	3,437,838	12,563,126

CASH AND CASH EQUIVALENTS - end of period	$3,432,957	$6,092,506

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$299,921	$139,340
Cash paid for income taxes, net	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:		-
Preferred dividend paid in common stock	$20,130	$20,130

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

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

In our Magnesium segment, currently our largest segment by revenues and assets, we produce, sell and distribute pure magnesium ingots, magnesium powder and magnesium alloy.  In our Basic Materials segment, we sell and distribute a variety of products, including iron ore products, non-ferrous metals, recycled materials, and industrial commodities.  This segment also includes our zinc ore mining property which has not commenced operations. In our Consulting segment, we provide business and financial consulting services to U.S. public companies that operate primarily in China.  The consulting fees we charge vary based upon the scope of the services.

Name change

We changed our name from China Direct Industries, Inc. to CD International Enterprises, Inc. on February 29, 2012 to more accurately reflect our business and operations and our efforts to expand our sourcing, processing, and distribution business in Mexico and South America.

Basis of Presentation

The accompanying unaudited consolidated financial statements for CD International Enterprises, Inc. and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (the “U.S.”) for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. We included all adjustments that are necessary for the fair presentation of our financial position, results of operations, and cash flows for the periods presented. Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole.

We have defined various periods that are covered in this report as follows:

-	“fiscal 2013” – October 1, 2012 through September 30, 2013
-	“fiscal 2012” – October 1, 2011 through September 30, 2012
-	“fiscal 2011” – October 1, 2010 through September 30, 2011

Going Concern

For the three months ended December 31, 2012, the Company has incurred a net loss of approximately $2.3 million and used cash in operation of $360,502. The Company also has a deficit in working capital of $1.4 million and its cash and cash equivalent and its revenues are not currently sufficient and cannot be projected to cover operating expenses in the coming year.  These factors raise substantial doubt as to the ability of the Company to continue as a going concern.  Management’s plans include attempting to raise funds through debt and equity financings, restructure on-going operations to eliminate inefficiencies and continue to sell assets to raise cash and meet operating needs. Management intends to make every effort to identify and develop sources of funds.  There is no assurance that management’s plans will be successful.

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

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

Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates in fiscal 2013 and fiscal 2012 include the valuation of investments available-for-sale, the allowance for doubtful accounts receivable, the allowance for obsolete inventory, the fair value of stock-based compensation, the useful life of property, plant and equipment, and assumptions used in assessing impairment of long-term assets and assets held for sale.

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

Restricted cash, current

Restricted cash is cash not available for immediate use. Depending on when cash is expected to be used, we classify restricted cash as a current (short-term) or non-current (long-term) asset. In cases when restricted cash is expected to be used within one year after the balance sheet date, it is classified as a current asset. However, if restricted cash is not expected to be used within one year after the balance sheet date, it is classified as a non-current asset. As of December 31, 2012 and September 30, 2012 our current restricted cash was $17,588 and $21,954, respectively. Substantially, all of our restricted cash is pledged as collateral for loans.

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

 Concentration of Credit Risks

Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash, trade accounts receivable and notes receivables. We deposit our cash with high credit quality financial institutions in the United States and PRC. As of December 31, 2012, we had no bank deposits in the United States that exceeded federally insured limits.  At December 31, 2012, we had deposits of $3,266,366 in banks in the PRC.  In the PRC, there is no equivalent federal deposit insurance as in the United States, so the amounts held in banks in the PRC are not insured. We have not experienced any losses in such bank accounts through December 31, 2012.

At December 31, 2012 and September 30, 2012, bank deposits by geographic area were as follows:

Country	December 31, 2012		September 30, 2012
United States	$166,591	5%	$468,450	14%
China	3,266,366	95%	2,969,388	86%
Total cash and cash equivalents	$3,432,957	100%	$3,437,838	100%

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

The financial assets and liabilities carried at fair value on a recurring basis at December 31, 2012 are as follows:

Financial assets and liabilities	Fair Value	Level 1	Level 2	Level 3
Marketable equity securities	$378,158	$378,158	$-	$-
Receivable of marketable equity securities	2,119,169	2,119,169	-	-
Amounts payable using marketable securities receivable	(106,285)	(106,285)	-	-
Derivative warrant liabilities	(2,775)	-	-	(2,775)
	$2,388,267	$2,391,042	$-	$(2,775)

        The financial assets and liabilities carried at fair value on a recurring basis at September 30, 2012 are as follows:

Financial assets and liabilities	Fair Value	Level 1	Level 2	Level 3
Marketable equity securities	$344,252	$344,252	$-	$-
Receivable of marketable equity securities	2,189,720	2,189,720	-	-
Amounts payable using marketable securities receivable	(821,399)	(821,399)	-	-
Derivative warrant liabilities	(8,499)	-	-	(8,499)
	$1,704,074	$1,712,573	$-	$(8,499)

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

Marketable Securities

Marketable securities that we receive from our clients as compensation are generally restricted for sale under Federal securities laws. Our policy is to liquidate marketable securities received as compensation when market conditions are favorable for sale. Since these marketable securities are often restricted, we are unable to liquidate them until the restriction is removed. We recognize revenue for the common stock we receive as compensation based on the fair value at the time the common stock is granted or at the time service has been rendered and for common stock purchase warrants based on the Black-Scholes valuation model. Pursuant to ASC Topic 320, “Investments –Debt and Equity Securities” our marketable securities have a readily determinable quoted price, such as from NASDAQ, NYSE MKT, the Over the Counter Bulletin Board, and the OTC Markets Group (formerly known as the Pink Sheets) and any unrealized gain or loss is recognized as an element of comprehensive income (loss) based on changes in the fair value of the security as quoted on an exchange or an inter-dealer quotation system. Once liquidated, any realized gain or loss on the sale of marketable securities is reflected in our consolidated statement of operations in the period in which the securities are liquidated.

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

Accounts Receivable

Accounts receivable are reported at net realizable value. We have established an allowance for uncollectible accounts based upon factors pertaining to the credit risks of specific customers and clients, historical trends, aging of the receivable and other information.  Delinquent accounts are written off when it is determined that the amounts are uncollectible. There was no allowance for uncollectible accounts at December 31, 2012 and September 30, 2012.

Inventories

Inventories, consisting of raw materials and finished goods, are stated at the lower of cost or market utilizing the weighted average method. Inventories as of December 31, 2012 and September 30, 2012 were $7,876,970 and $5,655,568, respectively. Due to the nature of our business and the short duration of the manufacturing process of our products, there was no material work-in-process inventory at December 31, 2012 and September 30, 2012.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of (i) prepayments to vendors for merchandise that had not yet been shipped, (ii) other prepaid expenses, (iii) loans receivable and (iv) other receivables. At December 31, 2012 and September 30, 2012, prepaid expenses and other current assets were $7,068,983 and $5,889,331, respectively.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost and depreciated on a straight line basis over their estimated useful lives of three to forty years and in the second quarter of fiscal 2012, our Magnesium Segment changed from the straight line method to the units of production method of depreciation (see Note 3). Maintenance and repairs are charged to expense as incurred.  Significant renewals and improvements are capitalized.

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

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

Advances from Customers and Deferred Revenues

Advances from customers represent (i) prepayments to us for merchandise that had not yet been shipped to customers, and (ii) the fair value of securities received as compensation which will be amortized over the term of the respective consulting agreement.  We will recognize these advances as revenues as customers take delivery of the goods or when the services have been rendered, in compliance with our revenue recognition policy.  Advances from customers totaled $885,723 and $1,414,608, at December 31, 2012 and September 30, 2012, respectively while deferred revenue totaled $216,667 and $300,708, respectively.

Comprehensive income (loss)

We follow ASC 220, “Comprehensive Income” to recognize the elements of comprehensive income (loss). Comprehensive income (loss) is comprised of net income (loss) and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders.  Our comprehensive income (loss) for the three months ended December 31, 2012 and 2011 included net income (loss), foreign currency translation adjustments, unrealized gains or losses on marketable securities available-for-sale (non-related and related party), net of income taxes, and unrealized gains or losses on amounts receivable and payable in marketable securities available-for-sale.  See Note 14 – Accumulated Other Comprehensive Income (loss).

Impairment of Long-Lived Assets

In accordance with ASC 360 “Property, Plant, and Equipment”, we periodically review our long-lived assets, including goodwill and other intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable.  We recognize an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset.  The amount of impairment is measured as the difference between the estimated fair value and the book value of the underlying asset.  We recorded impairment charges on property, plant and equipment on two magnesium facilities, and one zinc facility during fiscal 2012.

Assets Held for Sale

Long-lived assets are classified as held for sale when certain criteria are met.  These criteria include: management’s commitment to a plan to sell the assets; the availability of the assets for immediate sale in their present condition; an active program to locate buyers and other actions to sell the assets has been initiated; the sale of the assets is probable and their transfer is expected to qualify for recognition as a completed sale within one year; the assets are being marketed at reasonable prices in relation to their fair value; and it is unlikely that significant changes will be made to the plan to sell the assets.  We measure long-lived assets to be disposed of by sale at the lower of carrying amount or fair value, less associated costs to sell.  At December 31, 2012 and September 30, 2012, we had three subsidiaries held for sale (See Note 19).

Foreign Currency Translation

The accompanying consolidated financial statements are presented in United States dollars.  The functional currency of our U.S. operations is the U.S. dollar and the functional currency of our Chinese subsidiaries is the Renminbi (“RMB”), the official currency of the PRC. Equity accounts in the consolidated financial statements are translated into United States dollars from RMB at their historical exchange rates when the capital transactions occurred.  Assets and liabilities are translated at the exchange rates as of the balance sheet date.  Income and expenditures are translated at the average exchange rates for the three month periods ended December 31, 2012 and December 31, 2011, respectively.  A summary of the conversion rates for the periods presented is as follows:

	December 31, 2012	September 30, 2012	December 31, 2011
Period end RMB: U.S. dollar exchange rate	6.3011	6.3190	6.3523
Average fiscal-year-to-date RMB: U.S. dollar exchange rate	6.2880	6.3198	6.3535

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through PRC authorized institutions.  No representation is made that the RMB amounts could have been, or could be, converted into United States dollars at the rates applied in the translation.

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

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

We applied the provisions of ASC 740-10-50, “Accounting for Uncertainty in Income Taxes,” which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our consolidated financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. The Internal Revenue Service (IRS) is currently auditing our consolidated income tax return for 2008, 2010 and 2011. We expect the audits to be completed in fiscal 2013. The IRS has proposed an adjustment to our 2008, 2011 and 2011 taxable income and penalties of approximately $4.6 million (approximately $3.1 million in income tax and $1.5 million in penalties) primarily related to transfer pricing issues pursuant to Internal Revenue Code (“IRC”) section 482. We have retained an independent accounting firm that has conducted an independent transfer pricing study, an evaluation of the tax basis value of marketable securities received for services, and an analysis of the allocation of the related costs and expenses associated with such revenues. As a result of such study and as a result of net operating tax loss carryforwards, we believe that no income tax or penalties will be assessed against us by the IRS and we intend to vigorously defend our position. If we are unable to defend our position, any such adjustment could have a material effect on the Company’s results of operations and financial position and liquidity.

Basic and Diluted Income (Loss) per Share

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

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

Stock-based Compensation

We account for the grant of stock options, warrants and restricted stock awards in accordance with ASC 718, “Compensation-Stock Compensation.”   ASC 718 requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity based compensation. Pursuant to ASC Topic 505-50, for share-based payments to consultants and other third-parties, compensation expense is determined at the “measurement date.” The expense is recognized over the vesting period of the award. Until the measurement date is reached, the total amount of compensation expense remains uncertain. The Company records compensation expense based on the fair value of the award at the reporting date. The awards to consultants and other third-parties are then revalued, or the total compensation is recalculated, based on the then current fair value, at each subsequent reporting date.

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

Reclassifications

Certain reclassifications have been made to the Company’s consolidated balance as of September 30, 2012 to conform to the current presentation. These reclassifications had no effect on previously reported results of operations or retained earnings.

Recent Accounting Pronouncements

Intangibles – Goodwill and Other

In July 2012, FASB issued Accounting Standards Update ("ASU") No. 2012-02, Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. ASU No. 2012-02 simplifies the guidance for testing the decline in the realizable value (impairment) of indefinite-lived intangible assets other than goodwill. ASU No. 2012-02 allows an entity the option of first performing a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. The amendments in this ASU are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The adoption of ASU No. 2012-02 did not have a material impact on our consolidated financial statements.

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

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

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

            The following table presents the computation of basic and diluted loss per share for the three months ended December 31, 2012 and 2011:

	For the Three Months ended December 31,
	2012	2011
Net (loss) income allocable to common shareholders:
Continuing operations	$(1,562,915)	$3,739,327
Discontinued operations	(376,485)	(608,623)
Net (loss) income allocable to CD International	(1,939,400)	3,130,704
Less: preferred stock dividends	(20,130)	(20,130)
Net (loss) income allocable to common stockholders	$(1,959,530)	$3,110,574

Basic weighted average common shares outstanding	52,469,805	40,565,910
Plus: incremental shares from assumed conversions (1)
Convertible preferred stock	-	558,889
Unvested stock-based compensation	-	1,476

Dilutive weighted-average shares outstanding	52,469,805	41,126,275

Net (loss) income per common share - basic:
Net (loss) income from continuing operations	$(0.03)	$0.10
Net loss from discontinued operations	$(0.01)	$(0.02)
Net (loss) income per common share - basic	$(0.04)	$0.08
Net (loss) income per common share - diluted:
Net (loss) income from continuing operations	$(0.03)	$0.10
Net loss from discontinued operations	$(0.01)	$(0.02)
Net (loss) income per common share - diluted	$(0.04)	$0.08

(1) Securities are not included in the denominator in periods when anti-dilutive. We excluded 2,010,980 shares of our common stock issuable upon exercise of options and 4,179,130 shares of our common stock issuable upon exercise of warrants as of December 31, 2012 as their effect was anti-dilutive. We did not add any dilutive shares to the denominator for the three months ended December 31, 2012 as we had a loss.

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

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

For the three months ended December 31, 2011, the comparative effect of the change in accounting method and its pro forma impact on key components of our statement of operations is described below:

	As reported using the straight-line method	Pro forma results using the units of production method
Revenues	$23,143,986	$23,143,986
Cost of revenues	$17,922,761	$15,849,995
Gross profit	$5,221,225	$7,293,991
Operating income	$2,636,451	$4,709,217
Net income	$2,741,512	$4,814,278
Net income allocable to common stockholders	$3,130,704	$5,203,470

Basic and diluted income per common share:
Basic	$0.08	$0.12
Diluted	$0.08	$0.12

NOTE 4 – ACQUISITION OF LINGSHI MAGNESIUM AND GOLDEN TRUST

Following our February 29, 2012 special meeting of shareholders, we completed the acquisition of all of the issued and outstanding capital stock of Golden Trust and an 80% ownership interest in Lingshi Magnesium for an aggregate purchase price of $26,705,070 payable as follows:

•	$6,493,047 in proceeds from repayment of our intercompany loans,
•
$15,515,938 in shares of our common stock, with approximately $6,652,823 paid within 15 business days following the closing of the acquisitions and the balance $8,863,115 payable within 15 business days following satisfaction of certain post closing conditions which include the delivery of technical information, financial statements and other information. The value of these shares which are payable following the satisfaction of the post-closing conditions, which had not been met at December 31, 2012, are included in other payables – related parties (See Note 12) in the amount of $8,266,058 and $597,057 included in Other Liabilities (See Note 13); and

•	$4,696,085 by way of assignment of our interest in our former subsidiary Excel Rise Technology Co. Ltd.

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

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

As of December 31, 2012, the consolidated balance sheets include the net assets at fair value of Lingshi Magnesium and Golden Trust which were acquired by us as of the closing date on February 29, 2012.

The table below provides the pro forma condensed financial statements of operations (unaudited) to give effect to the acquisition of Lingshi Magnesium and Golden Trust for three months ended December 31, 2011.

		Pro Forma effect related to acquisition of
	CD International (excluding acquisitions)	Lingshi Xinghai	Golden Trust	Pro Forma (Consolidated)
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Total revenues	$23,143,986	$2,170,507	$3,998,686	$29,313,179
Cost of revenues	17,922,761	2,053,179	3,877,222	23,853,162
Gross profit	$5,221,225	$117,328	$121,464	$5,460,017
Operating (loss) income	$3,350,135	$37,045	$(63,748)	$3,323,432
Net (loss) income	$3,130,704	$39,201	$15,166	$3,185,071
Net (loss) income to common stockholders	$3,110,574	$31,361	$15,166	$3,157,101

Basic and diluted income per common share:
Basic	$0.08			$0.08
Diluted	$0.08			$0.08

NOTE 5 – MARKETABLE SECURITIES AVAILABLE-FOR-SALE

Marketable securities available-for-sale and marketable securities available-for-sale-related party as of December 31, 2012 and September 30, 2012 consisted of the following financial instruments:

Company	Security type	December 31, 2012	% of Total	September 30, 2012	% of Total
Decor Products International, Inc.	Common stock	$12,113	3%	$23,752	7%
Sunwin Stevia International Inc.	Common stock	315,545	83%	270,000	78%
Linkwell Corporation	Common stock	50,500	14%	50,500	15%
Marketable securities available for sale		$378,158	100%	$344,252	100%

(1)
On May 15, 2012, we issued a secured promissory note of $400,000 to China Discovery Investors, Ltd., a Florida company, with 730,000 shares of China Education International, Inc. common stock pledged as collateral. Additionally, on August 21, 2012, we issued secured promissory notes to four Chinese citizens in an aggregate amount of $1,000,000 for value received. These promissory notes are due on February 29, 2013 and bear an interest rate of 12% per annum. The promissory notes also are secured by 5,099,115 shares of China Education International, Inc. common stock, pledged as collateral for the $1 million. See Note 11-Loans Payable. In fiscal 2012, we recorded an other than temporary impairment of the fair value of our China Education International, Inc. marketable securities available for sale and the fair value at December 31, 2012 and September 30, 2012 is zero.

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

All the securities, including preferred stock, common stock, and common stock purchase warrants, were received from our clients as consulting fees.  We categorize the securities as investments in marketable securities available for sale or investments in marketable securities available-for-sale-related parties.  These securities (exclusive of preferred stock and common stock purchase warrants) are quoted either in the over the counter market system.  Most of the securities are restricted and cannot be readily sold by us absent a registration of those securities under the Securities Act of 1933 (the “Securities Act”) or the availability of an exemption from the registration requirements under the Securities Act.  Our policy is to liquidate the securities on a regular basis.  As these securities are often restricted, we are unable to liquidate them until the restriction is removed.  Unrealized gains or losses on marketable securities available-for-sale and on marketable securities available-for-sale-related party are recognized on a periodic basis as an element of comprehensive income based on changes in the fair value of the security.  Once liquidated, realized gains or losses on the sale of marketable securities available-for-sale and marketable securities available-for-sale-related party are reflected in our net income for the period in which the security was liquidated.

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

 NOTE 6 – ACCOUNTS AND NOTES RECEIVABLE

Accounts and notes receivable include a note receivable obtained in connection with the settlement of a lawsuit we filed seeking repayment of a loan from a former client. Accounts and notes receivable also include available-for-sale securities receivable. These receivables are carried at fair market value. Unrealized gains or loss on these receivables are recognized on a quarterly basis as an element of comprehensive income based on changes in the fair market value of the securities underlying the receivables. At December 31, 2012 and September 30, 2012, the fair value of receivable of marketable securities available-for-sale was $2,119,169 and $2,189,720, respectively. The table below presents the details on the accounts and notes receivable:

	December 31, 2012	% of Total	September 30, 2012	% of Total
Receivable of marketable securities available for sale	$2,119,169	48%	$2,189,720	20%
Notes receivable	190,443	4%	1,761,355	15%
Other trade receivables (1)	2,099,145	48%	7,276,380	65%
Total accounts and notes receivable	4,408,757	100%	11,227,455	100%
Allowance for uncollectible accounts	-		-
Net accounts and notes receivable	$4,408,757		$11,227,455

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

(1)
In October 2012, we obtained a receivable financing credit facility from a finance organization which provides up to $2.0 million financing by selling and assigning to the finance organization accounts receivables from IMG, a magnesium subsidiary we own. We received advances on the receivables equal to approximately 85% of the amount due assuming a discount of approximately 15% which may fluctuate depending on the receivables assigned as determined by the finance organization and we receive the remaining balance after the finance organization has received the full payments from our clients. The commission fees on the accounts receivable financing may fluctuate between 1.25% for 30 days to 3.21% for 90 days of the gross amount financed.

NOTE 7 - INVENTORIES

Inventories at December 31, 2012 and September 30, 2012 consisted of the following:

	December 31, 2012	September 30, 2012
Raw materials	$4,055,371	$3,255,043
Finished goods	3,821,599	2,400,525
Total Inventory	$7,876,970	$5,655,568

Due to the nature of our business and the short duration of the manufacturing process for our products, there is no material work in progress inventory at December 31, 2012 and September 30, 2012

NOTE 8 - PREPAID EXPENSES AND OTHER CURRENT ASSETS

At December 31, 2012 and September 30, 2012, prepaid expenses and other current assets, consisted of the following:

Description	December 31, 2012	September 30, 2012
Prepayments to vendors for merchandise that had not yet been shipped or services that had not been performed	$3,434,052	$2,010,003
Prepaid expenses	1,214,322	1,529,827
Receivable from sale of discontinued subsidiaries, net of long-term portion	2,338,917	2,303,475
Loans receivable	64,711	46,026
Security deposits	16,981	-
Total	$7,068,983	$5,889,331

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

NOTE 9 - PROPERTY, PLANT AND EQUIPMENT

At December 31, 2012 and September 30, 2012, property, plant and equipment, consisted of the following:

Description	Useful Life	December 31, 2012	September 30, 2012

Building	10-40 years	$19,873,221	$19,817,723
Manufacturing equipment	5-10 year	25,614,022	25,533,550
Office equipment and furniture	3-5 year	632,008	637,693
Autos and trucks	5 year	498,772	576,489
Construction in progress	N/A	386,085	505,966
Total		47,004,108	47,071,421
Less: accumulated depreciation		(7,046,962)	(6,676,828)
Property, Plant and Equipment, Net		$39,957,146	$40,394,593

For the three months ended December 31, 2012 and 2011, depreciation expense totaled $430,894 and $513,902, respectively.

NOTE 10 - PROPERTY USE RIGHTS

There is no private ownership of land in PRC. Land is owned by the government and the government grants land use rights for specified terms.  The following summarizes land use rights acquired by the Company.

Our Golden Magnesium subsidiary owns and operates a magnesium facility capable of producing 12,000 metric tons of pure magnesium per year located on approximately 1,068,117 square feet of land located in Yueyang, of Gu County, in the Shanxi Province, China. During fiscal 2011, Golden Magnesium paid an additional $270,827 for governmental fees required to obtain the land use rights for approximately 24.5 acres of land located in Yueyan, Gu County, Shanxi Province, China. These land use rights expire in 2061. At December 31, 2012, this land use right had a net book value was $716,269.

Ruiming Magnesium owns and operates a magnesium facility located on two parcels of land aggregating to approximately 414,308 square feet located in Shagou Village, Yangqu County of Taiyuan City Shanxi Province, China. Ruiming Magnesium occupies this land pursuant to two land use rights issued by the Chinese government one of which is held by Ruiming Magnesium and one held by Shanxi Tongbao Investment Group Co., Ltd. The land use rights held by Shanxi Tongbao Investment Group Co., Ltd. will be transferred to Ruiming Magnesium pursuant to the terms of the Equity Transfer Agreement dated July 13, 2010 entered into among CDI China, Inc., Pine Capital Enterprises, Inc., Taiyuan Yiwei Magnesium Industry Co., Ltd. and Ruiming Magnesium. The transfer of the land use right requires the payment of certain taxes. Once the tax transaction is completed, the land use right can be transferred to Ruiming Magnesium. The land use rights held by Ruiming Magnesium covers approximately 208,534 square feet of land and expires in February 2052.  The land use rights held by Shanxi Tongbao Investment Group Co., Ltd. covers approximately 205,774 square feet of land and expires in February 2052. At December 31, 2012, these land use rights had an aggregate net book value of $907,335.

Lingshi Magnesium owns and operates a magnesium facility capable of producing 12,000 metric tons of pure magnesium per year located on approximately 902,000 square feet of land located in Zhijiazhuang Village of Lingshi County in Shanxi Province, China. Lingshi Magnesium occupies this land pursuant to an approval from the Jinyang Municipal Government. The land use rights expire in May 2045. At December 31, 2012, this land use right had a net book value was $2,057,214.

For the three months ended December 31, 2012 and 2011, amortization of land use rights amounted to $44,056 and $26,956, respectively.

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

At December 31, 2012 and September 30, 2012, land use rights consisted of the following:

	Leased Period	December 31, 2012	September 30, 2012
Land use rights	30 - 50 years	$4,150,982	$4,144,230
Less: accumulated amortization		(470,164)	(429,999)
Land use rights, net		$3,680,818	$3,714,231

        Amortization of land use rights attributable to future periods is as follows:

Twelve-month periods ending December 31:
2013	$160,660
2014	160,660
2015	160,660
2016	160,660
2017	160,660
Thereafter	2,877,518
$3,680,818

NOTE 11 - LOANS PAYABLE

Loans payable at December 31, 2012 and September 30, 2012 consisted of the following:

Description	December 31, 2012	September 30, 2012
China Direct Investments loan from China Discovery Investors, Ltd. Due on December 31, 2013; 1% monthly interest rate; Secured by 1,529,734 shares of the common stock of China Education International, Inc. See Note 5. (1)	$400,000	$400,000

China Direct Investments loan from four Chinese citizens. Due on February 28, 2013. 12% annual interest rate. Secured by 5,099,115 shares of the common stock of China Education International, Inc. See Note 5.	1,000,000	1,000,000

Taiyuan Ruiming loan from Yuenuan Zhang. Due on June 24, 2013. 12% annual interest rate. Unsecured..	95,221	94,952

Total	1,495,221	1,494,952
Less: current portion	(1,495,221)	(1,494,952)
Loans payable, long-term	$-	$-

(1)
  On January 1, 2013, the Company, China Discovery Investors, Ltd., a related party, and the members of China Discovery Investors entered into an agreement whereby the principal balance and unpaid interest was assigned to the individual members and the due date was extended to December 31, 2013.

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

NOTE 12 - RELATED PARTY TRANSACTIONS

List of Related Parties

We have specified the following persons and entities as related parties with ending balances as of December 31, 2012 and September 30, 2012:

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

▪	Lucheng Haixu Magnesium Co., Ltd., a company organized under the laws of the PRC (“Haixu Magnesium”), is legally represented by an officer of Chang Magnesium;
▪	Lawrence Wang, is the brother of Yuejian (James) Wang, the Company’s Chairman and Chief Executive Officer;
▪	Lawrence Wang is the CEO and Chairman of Board of Dragon Capital Group, Corp., a company organized under the laws of the State of Nevada (“Dragon Capital Group”).
▪	Yuejian (James) Wang is a principal of China Discovery Investors, Ltd.

Accounts, loans, other receivable and prepaid expenses - related parties

As of December 31, 2012 and September 30, 2012, accounts, loans, and other receivables and prepaid expenses- related parties were $4,771,321 and $3,093,231, respectively, and consisted of accounts receivable – related party, prepaid to suppliers – related parties, and other receivables-related parties as set forth below:

Accounts Receivable – related parties

At December 31, 2012 and September 30, 2012, accounts receivable – related parties for inventory provided were zero and $29,372, respectively, as follows:

CD International Subsidiary	Related Party	December 31, 2012	September 30, 2012
Ruiming Magnesium	Yihong Magnesium	$-	$13,309
Ruiming Magnesium	Yiwei Magnesium	-	16,063
Total Accounts Receivable-related parties		$-	$29,372

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

Prepaid Expenses – related parties

At December 31, 2012 and September 30, 2012, prepaid expenses – related parties for future delivery of inventory were $2,039,158 and $698,501, respectively, as follows:

CD International Subsidiary	Related Party	December 31, 2012	September 30, 2012

Ruiming Magnesium	Yiwei Magnesium	$-	$29,943
IMTC	Pine Capital	2,039,158	668,557
Total Prepaid Expenses-related parties		$2,039,158	$698,500

Other Receivables- related parties

At December 31, 2012 and September 30, 2012, other receivables-related parties for working capital purposes were $2,732,163 and $2,365,359, respectively, as follows:

CD International Subsidiary	Related Party	December 31, 2012	September 30, 2012

Chang Magnesium	Yiwei Magnesium	$2,689,217	$2,318,674
Ruiming Magnesium	Yiwei Magnesium	24,315	7,913
Lingshi Magnesium	Yihong Magnesium	2,761	-
CDI Shanghai	Dragon Capital Group Corp	15,870	38,772
Total Other Receivable-related parties		$2,732,163	$2,365,359

Accounts and other payables-related parties

As of December 31, 2012 and September 30, 2012, accounts and other payables – related parties were $13,287,600 and $12,600,716, respectively, and consisted of accounts payable – related parties, other payables- related parties, and loan payable – related parties as set forth below:

Accounts Payable – related parties

At December 31, 2012 and September 30, 2012, accounts payable – related party for purchases of goods were $2,163 and $162,074, respectively, as follows:

CD International Subsidiary	Related Party	December 31, 2012	September 30, 2012
IMTC	Wheaton	$-	$162,074
Golden Trust Magnesium	Yihong Magnesium	2,164	-
Total Accounts Payable-related parties		$2,164	$162,074

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

Other Payables- related parties

At December 31, 2012 and September 30, 2012, other payables- related party were $10,685,435and $10,438,642, respectively, as follows:

CD International Subsidiary	Related Party	December 31, 2012	September 30, 2012

Chang Magnesium	Excel Rise	$1,749,284	$1,957,987
Golden Trust Magnesium	Yiwei Magnesium	333,276	-
Golden Trust Magnesium	Yihong Magnesium	34,915
IMTC	Yuwei Huang	53,933	121,934
Beauty East	Kung Tong	92,665	92,665
Ruiming Magnesium	Yihong Magnesium	50,420
Ruiming Magnesium	Yiwei Magnesium	104,887
CDII	Yiwei Magnesium	8,266,056	8,266,056
Total Other Payables-related parties		$10,685,436	$10,438,642

Loan Payables – related parties

At December 31, 2012 and September 30, 2012, loan payables – related party were $2,600,000 and $2,000,000 respectively, as follows:

CD International Subsidiary	Related Party	December 31, 2012	September 30, 2012

IMTC	Yuwei Huang	$2,600,000	$2,000,000
Total Loan Payables-related parties		$2,600,000	$2,000,000

NOTE 13 – OTHER LIABILITIES

Other liabilities included the following as December 31, 2012 and September 30, 2012:

Account	December 31, 2012	September 30, 2012
Other short-term loans	$354,684	$947,735
Payables for acquisitions	1,914,161	2,283,916
Accrued salary payable	410,265	1,025,790
Derivative liabilities	2,775	8,499
Accrued dividend payable	20,130	20,130
Total other liabilities	$2,702,015	$4,286,070

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

NOTE 14 - ACCUMULATED OTHER COMPREHENSIVE INCOME

Our other comprehensive income consists of currency translation adjustments and unrealized gain on available-for-sale marketable securities. The following table shows the accumulated other comprehensive income balance as of December 31, 2012:

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Available for Sale Securities and marketable securities receivable and payable	Accumulated Other Comprehensive Income
Balance at September 30, 2012	$5,118,476	$(5,694,716)	$(576,240)
Current-period change	(91,678)	475,036	383,358
Balance at December 31, 2012	$5,026,798	$(5,219,680)	$(192,882)

NOTE 15 – CAPITAL STOCK

Preferred Stock and Related Dividends

As of December 31, 2012 and September 30, 2012 there were 1,006 shares of Series A Convertible Preferred Stock outstanding. The dividends are payable in cash or shares of our common stock at our option subject to certain provisions. If paid in shares of common stock, the stock shall be valued at the lower of the conversion price or the average of the weighted average price of the 10 consecutive trading days immediately preceding the dividend date. During the three months ended December 31, 2012, we paid $20,130 of ordinary dividends in the form of 85,297 shares of our common stock. During the three months ended December 31, 2011, we paid $20,130 of ordinary dividends in cash.

Derivative liabilities

As of December 31, 2012, the carrying amounts of the derivative liabilities for preferred stock conversion option and warrants were $2,827 and $0, respectively. As of September 30, 2012, the carrying amounts of the derivative liabilities for preferred stock conversion option and warrants were $8,448 and $51, respectively. The fair value of derivative liabilities is included in other liabilities, and the net change in fair value during the period is included in operating expenses. Inputs used in making the determination were as follows:

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

	December 31, 2012	September 30, 2012
Inputs for conversion option valuation – covered call
Asset price on valuation date	$0.10	$0.24
Exercise price	$9.80	$9.80
Estimated years to exercise	5.18	5.42
Expected volatility factor	100%	100%
Risk free rate	0.72%	0.62%

Inputs for conversion option valuation – short call
Asset price on valuation date	$0.10	$0.24
Exercise price	$1.80	$1.80
Estimated years to exercise	5.18	5.42
Expected volatility factor	100%	100%
Risk free rate	0.72%	0.62%

Inputs for warrant valuation
Asset price on valuation date	$0.10	$0.24
Exercise price	$1.80	$1.80
Estimated years to exercise	0.12	0.37
Expected volatility factor	138%	119%
Risk free rate	0.02%	0.10%

Common Stock

We have 1,000,000,000 shares of common stock, par value $.0001, authorized. At December 31, 2012 there were 53,189,007 shares of common stock issued and outstanding and there were 51,490,798 shares of common stock issued and outstanding at September 30, 2012.

During the three months ended December 31, 2011, we issued a total of 298,754 shares of our common stock comprised of:  34,100 shares to members of our board of directors as compensation, 153,000 shares to consultants for services, and 111,654 shares to employees as compensation.

During the three months ended December 31, 2012, we paid $20,130 of ordinary dividends in the form of 85,297 shares of our common stock.

During the three months ended December 31, 2012, we issued a total of 1,412,912 shares of our common stock comprised of:  80,000 shares to members of our advisory board as compensation, 1,042,978 shares to consultants for services, and 289,934 shares to employees as compensation.

In October 2012, the Company issued 200,000, shares on common stock in connection with the exercise of 200,000 stock options for proceeds of cash of $20,000.

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

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

On April 25, 2008, our board of directors adopted the 2008 Executive Stock Incentive Plan covering 1,000,000 shares of our common stock, which was approved by a majority vote of our shareholders on May 30, 2008. As of December 31, 2012, we issued 697,699 shares had been issued under this plan. On August 29, 2011, our board of directors approved, subject to shareholder approval, an amendment to our 2008 Executive Stock Incentive Plan to increase the number of shares of our common stock which may be granted under the plan from 1,000,000 to 2,500,000.

On April 25, 2008, our board of directors adopted the 2008 Non-Executive Stock Incentive Plan covering 3,000,000 shares of our common stock, which was approved by a majority vote of our shareholders on May 30, 2008. As of December 31, 2012, we issued 2,602,751 shares of restricted stock. On August 29, 2011, our board of directors approved, subject to shareholder approval, an amendment to our 2008 Non-Executive Stock Incentive Plan to increase the number of shares of our common stock which may be granted under the plan from 3,000,000 to 4,500,000.

On July 18, 2012, our board of directors authorized our 2012 Equity Compensation Plan (the “2012 Plan”) covering 5,000,000 shares of common stock.  As of December 31, 2012 we granted 4,208,516 shares of our common stock and restricted stock awards under this plan.

On December 19, 2012, our board of directors authorized our 2008 Executive Incentive Plan New (the “2008 EIP New”) covering 1,500,000 shares of common stock.  As of December 31, 2012 we have not granted any shares of our common stock and restricted stock awards under this plan.

On December 19, 2012, our board of directors authorized our 2008 Non-Executive Incentive Plan New (the “2008 Plan New”) covering 1,500,000 shares of common stock.  As of December 31, 2012 we have not granted any shares of our common stock and restricted stock awards under this plan.

The following table sets forth our stock option activities as of December 31, 2012:

	Number of Option	Weighted Average Exercise Price	Aggregate Intrinsic Value
Balance at September 30, 2012	2,142,980	$15.90
Granted	200,000	0.10
Exercised	(200,000)	0.10
Forfeited or cancelled	(132,000)	2.50
Balance at December 31, 2012	2,010,980	$16.78	-
Options exercisable at December 31, 2012	2,010,980	$16.78	-

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

The remaining contractual life and exercise price of options outstanding and exercisable at December 31, 2012 are as follows:

Number of options outstanding and exercisable	Exercise price	Remaining contractual life (Years)
400	$2.25	1.80
625,000	$7.50	0.01
625,000	$10.00	1.01
500	$15.00	0.44
760,000	$30.00	0.08
80	$56.25	1.92
2,010,980	$16.78

Common Stock Purchase Warrants

A summary of the status of our outstanding common stock purchase warrants granted as of December 31, 2012 and changes during the period is as follows:

	Number of Warrants	Weighted Average Exercise Price	Aggregate Intrinsic Value
Balance at September 30, 2012	4,179,130	$4.83
Granted	-	-
Exercised	-	-
Forfeited or cancelled	-	-
Balance at December 31, 2012	4,179,130	$4.83	-
Warrants exercisable at December 31, 2012	4,179,130	$4.83	-

The following information applies to all warrants outstanding and exercisable at December 31, 2012.

Number of Warrants outstanding and exercisable	Exercise Price	Remaining contractual life (Years)
143,750	$1.80	0.12
777,778	$2.00	3.51
1,351,352	$2.31	1.96
1,906,250	$8.00	0.12
4,179,130

NOTE 16 – NON-CONTROLLING INTERESTS

As of December 31, 2012 and September 30, 2012, our consolidated balance sheets reflected total non-controlling interest of $4,367,942 and $4,688,371, respectively, which represent the equity portion of our subsidiaries held by non-controlling interests shareholders in two of our segments, as follows:

Segment	December 31, 2012	September 30, 2012
Magnesium Segment	$4,367,748	$4,688,109
Basic Materials Segment	194	262
Total	$4,367,942	$4,688,371

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

NOTE 17 - SEGMENT INFORMATION

For the three months ended December 31, 2012 and 2011, the Company operated in three reportable business segments - (1) the Magnesium Segment where we produce, sell and distribute pure magnesium ingots, magnesium powder and magnesium alloy, (2) Basic Materials segment where we sell and distribute of a variety of products, including iron ore products, non-ferrous metals, recycled materials, and industrial commodities, and (3) the Consulting segment where we provide business and financial consulting services to U.S. public companies that operate primarily in China. The Company's reportable segments are strategic business units that offer different products. They are managed separately based on the fundamental differences in their operations.  Information with respect to these reportable business segments for the three months ended December 31, 2012 and 2011 is as follows:

	Three Months Ended December 31,
	2012	2011
Revenues:
Magnesium(1)	$16,569,494	$17,977,560
Basic Materials	23,220	-
Consulting	188,064	5,166,426
	16,780,778	23,143,986
Depreciation:
Magnesium	394,005	470,461
Basic Materials	6,709	6,184
Consulting	30,180	37,257
	430,894	513,902
Interest expense:
Magnesium	208,204	90,255
Basic Materials	42,940	3
Consulting	48,777	49,082
	299,921	139,340
Operating income (loss):
Magnesium	(1,107,618)	(586,404)
Basic Materials	(80,645)	(137,657)
Consulting	(877,257)	3,360,512
	(2,065,520)	2,636,451
Total assets at December 31, 2012 and September 30, 2012 by segment:
Magnesium	$66,526,451	$68,732,451
Basic Materials	2,397,776	4,939,190
Consulting	6,351,022	4,148,703
	$75,275,249	$77,820,344

(1) We had revenue from related parties of $(5,439) and $547,431 during the three months ended December 31, 2012 and 2011, respectively.

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

Geographic Information

Revenues for the three months ended December 31, 2012 and 2011, classified by the major geographic areas in which our customers are located, were as follows:

	2012	2011
PRC	$7,314,972	$6,359,470
Other Asian countries	1,212,796	4,085,878
Australia	490,896	1,950,329
Europe	2,556,894	1,008,779
North America	5,182,000	8,426,514
South America	23,220	1,313,016
Total Revenues	$16,780,778	$23,143,986

Total of long-term assets as of December 31, 2012 and September 30, 2012, classified by the major geographic areas, follows:
	December 31,	September 30,
	2012	2012
PRC	$44,621,865	$45,268,850
South America	13,639	19,570
United States of America	95,974	115,516
Total	$44,731,478	$45,403,936

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

The income tax expense (benefit) for income taxes for the three months ended December 31, 2012 and 2011 were as follows:

	December 31, 2012	December 31, 2011
Current:
Federal	$-	(25,000)
State	-	-
Chinese Operations	96,852	(6,722)
Total current provision (benefit)	96,852	(31,722)

Grand total	$96,852	$(31,722)

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

NOTE 19 – DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

In the fourth quarter of fiscal 2012, we decided to discontinue operations for the following subsidiaries:

●	Lang Chemical
●	CDI Beijing;
●	CDI Jingkun Zinc;
●	CDI Jixiang Metal; and
●	Baotou Changxin Magnesium

On September 28, 2012, through our wholly-owned subsidiary CDI China, we sold our 51% interest in Lang Chemical pursuant to the terms of an Equity Transfer Agreement by and among CDI China, Black Stone Chemical Limited, Lang Chemical and Qian Zhu and Jingdong Chen, the minority owners of Lang Chemical.  Under the terms of the Equity Transfer Agreement, Black Stone Chemical Limited purchased 2% of CDI China’s interest and Mr. Chen and Ms. Zhu, his wife, purchased the remaining 49% interest for an aggregate purchase price of $1,221,532.  Of this amount $600,000 was tendered at closing and the balance is payable over one year at an annual interest rate of 6% , which has been included in prepaid expenses and other current assets. See Note 8.

On October 8, 2012, through our subsidiary CDI Shanghai, we sold our 51% interest in CDI Beijing pursuant to the terms of an Equity Transfer Agreement by and among CDI Shanghai, CDI Beijing and Mr. Chi Chen and Mrs. Huijuan Chen. Mr. Chen served as vice president of our basic materials segment and is a minority owner of CDI Beijing. We acquired our stake in CDI Beijing in 2008 for approximately $1.5 million. Under the terms of the Equity Transfer Agreement, Mr. Chen acquired our 51% interest in CDI Beijing for an aggregate purchase price of RMB 10,200,000, or approximately $1,614,000.  The purchase price is payable in five installments from September 30, 2012 to September 30, 2016, with 9% per annum interest accruing on the residual payments beginning on October 1, 2012 and payable on the final installment. The initial payment would be made up of approximately $80,000 in cash and by tendering the value of residential real estate property that Mr. Chen is in the process of transferring to us. We expect to receive the title to the property in the second quarter of fiscal 2013. The real estate value of the property conveyed by Mr. Chen to us will also be offset with management fees of approximately $194,000 CDI Beijing owed to us. Subsequent payments of $317,000 are due on each of September 30, 2013, 2014 and 2015, with the final installment due on September 30, 2016 which would include the balance of total purchase price and all accrued interest. The amounts receivable has been included in prepaid expenses and other current assets (see note 8).

CDI Jingkun Zinc, located in Hunan Province of China, sells and distributes zinc concentrate to local zinc and zinc alloy refining factories. We established this subsidiary in October 2007 through CDI Shanghai Management. CDI Jingkun Zinc has been inactive since 2007due to poor market conditions. In September 2012, we decided to sell all of our ownership interest of CDI Jingkun Zinc and reclassified assets and liabilities associated with this subsidiary as assets held for sale and liabilities related to assets held for sale.

CDI Jixiang Metal, located in Yongshun County of Hunan Province, manufactures lead and zinc oxide products and distributes zinc and lead concentrate. CDI Jixiang Metal owns the mining rights to approximately 51 acres located in the Yongshun Kaxi Lake Mining area which hold both zinc and lead ores. The mining rights were obtained in 2004 from the Ministry of Land and Resources and allows for the mining of an aggregate of 10,000 metric tons of zinc and lead annually. CDI Jixiang Metal has been inactive since 2007due to poor market conditions. In September 2012, we decided to sell all of our ownership interest of CDI Jixiang Metal and reclassified assets and liabilities associated with this subsidiary as assets held for sale and liabilities related to assets held for sale.

For the three months ended December 31, 2011, the results of operations from CDI Beijing and Lang Chemical were included in our consolidated statements of operations as a discontinued operation, while their assets, liabilities and equity were not reflected on our consolidated balance sheets as of September 30, 2012 and December 31, 2012 as they were sold prior to September 30, 2012.

The results of operations from CDI Jingkun Zinc, CDI Jixiang Metal and Baotou Changxing Magnesium were included in our consolidated statements of operations for the three months ended December 31, 2012 and 2011 as a line item under loss from discontinued operations. The asset and liabilities associated with the three discontinued operations were reflected as current assets or liabilities held for sale in our balance sheets.

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

The following table sets forth for the three months ended December 31, 2012 and 2011 indicated selected financial data of the Company’s discontinued operations.

	For the Three Months Ended December 31,
	2012	2011
Revenues	$-	$13,767,912
Cost of sales	-	13,309,592
Gross profit	-	458,320
Operating and other non-operating expenses	(376,486)	(1,1066,941)
Loss from discontinued operations	$(376,486)	$(608,621)

NOTE 20 - COMMITMENTS AND CONTINGENCIES

Income Tax Matters

The IRS is currently auditing our consolidated income tax return for 2008, 2010 and 2011. We expect the audits to be completed in fiscal 2013. The IRS has proposed an adjustment to our 2008, 2011 and 2011 taxable income and penalties of approximately $4.6 million (approximately $3.1 million in income tax and $1.5 million in penalties) primarily related to transfer pricing issues pursuant to IRC section 482. We have retained an independent accounting firm that has conducted an independent transfer pricing study, an evaluation of the tax basis value of marketable securities received for services, and an analysis of the allocation of the related costs and expenses associated with such revenues. As a result of such study and as a result of net operating tax loss carryforwards, we believe that no income tax or penalties will be accessed against us by the IRS and we intend to vigorously defend our position. If we are unable to defend our position, any such adjustment could have a material effect on the Company’s results of operations and financial position and liquidity.

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

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

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

On September 24, 2012 the Bankruptcy Court entered an order (the “Order Approving Settlement Agreement”) approving a June 10, 2012 settlement agreement, as amended on August 23, 2012 (collectively, the “Settlement Agreement”) among CD International Enterprises, Inc. and its subsidiaries, CDI China, Inc., China Direct Investments, Inc., and International Magnesium Group, Inc. (collectively, the “CD Affiliates”) and Sonya Salkin, the Trustee on behalf of CDII Trading in the Bankruptcy Case. Under the terms of the Settlement Agreement, the CD Affiliates, jointly and severally, purchased all of the assets of CDII Trading which included all contractual rights to purchase iron ore and any surplus property in the estate after a final determination and payment of creditor claims. The CD Affiliates also retained all their rights to object and contest the claims filed in the Bankruptcy Case, including the claims of Sunskar, Ltd. and Trafigura Beheer, N.V. The Settlement Agreement also provides for a release of all claims of the Trustee regarding the Bankruptcy Case against the CD Affiliates. In exchange for these rights, the CD Affiliates agreed to pay the estate in Bankruptcy Case $1,200,000, of which, $787,500 has been paid and a balance of $412,500 is payable in monthly installments of $45,833.33 until paid. Should the CD affiliates be successful in any efforts to object and contest any of the claims, currently totaling $1.34 million, any monies remaining in the estate after payment of claims and administrative costs shall be returned to the CD Affiliates. There can be no assurance, however, that the CD Affiliates will be successful in their efforts to object to these claims. In the event the CD Affiliates fail to make any payment due or default under any term or condition under the Settlement Agreement, subject to a cure period, the Trustee is entitled to a judgment of $3,243,000 against the CD Affiliates, jointly and severally.

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

NOTE 21- SUBSEQUENT EVENTS

On January 17, 2013, we paid $20,130 of dividends on our shares of Series A Convertible Preferred Stock in the form of 180,488 shares of our common stock.

In January and February 2013, we issued 2,128,454 shares of common stock to employees and consultants for services rendered and to be rendered in the future.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

The following discussion and analysis of our consolidated financial condition and results of operations for the three months ended December 31, 2012 and 2011 should be read in conjunction with the consolidated financial statements and other information presented in our Annual Report on Form 10-K for the year ended September 30, 2012 as filed with the Securities and Exchange Commission on December 31, 2012 and with the consolidated financial statements and other information presented in this Quarterly Report on Form 10-Q.

OVERVIEW OF OUR OPERATIONS
Our Business

We are a U.S. company that manages a portfolio of entities in China and the Americas. We also provide business and financial consulting services to public and private American and Chinese businesses. We operate in three identifiable segments: Magnesium, Basic Materials, and Consulting.

Historically, our Magnesium segment has represented our largest segment by assets and revenues. We manufacture and sell pure magnesium and related by-products sourced and produced in China. We also purchase and resell magnesium products sourced and produced in China by third parties. Magnesium is the lightest and strongest of the structural metals; it is one fourth the weight of steel, two fifths the weight of titanium and two thirds the weight of aluminum. Magnesium is used in a variety of markets and applications due to the physical and mechanical properties of the element and its alloys. Magnesium ingots are the feedstock for the manufacturing process of titanium and aluminum alloying. Magnesium powder and granules are used as a desulphurizer that removes sulfur in the production process of steel. Additionally, various types of magnesium alloys which are produced from the pure magnesium ingots are used in aircraft, automobile parts, and in electronic equipment such as computers, cameras and cellular phones.  As described elsewhere herein, in February 2012, we completed the acquisition of 100% of Golden Trust and 80% of Lingshi Magnesium. Golden Trust and Lingshi Magnesium are both engaged in the production of pure magnesium ingots. We have added approximately 20,000 metric tons of annual production capacity from Golden Trust and approximately 12,000 metric tons of annual production capacity from Lingshi Magnesium, bringing our total magnesium production capacity to approximately 90,000 metric tons. Additionally, and as discussed elsewhere herein, in September 2012 we impaired two magnesium facilities, Baotou Changxin Magnesium and Chang Magnesium due to continuous operating stoppages resulting from high cost of production and poor market economic conditions.

Our Basic Materials segment engages in the global purchase and sale of industrial commodities in the Americas which includes mineral ores and non-ferrous metals. As described elsewhere in this report, in September 2012 we sold our majority interest in Lang Chemical and in October 2012 we sold our interest in CDI Beijing. While revenues in prior periods from CDI Beijing were not material to our operations, Lang Chemical’s assets represented substantially all of the assets in this segment. This disposition is consistent with our strategy to streamline our investment and assets in China committed to this segment due to poor performance over the past fiscal year and realign our investments to our industrial commodities business in the Americas to maximize our profits and cash flow in fiscal 2013 and beyond.

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

OUR OUTLOOK

A significant portion of our business and operations are in China and, accordingly, its national economy plays a significant role in our results of operations. China’s gross domestic product growth (GDP) rate slowed to approximately 7.4% in the third quarter of calendar year 2012, down from 7.6%  in the second calendar quarter of 2012, and down from 8.1% in the first quarter, as compared to the same period in calendar 2011, which is the lowest rate since the second calendar quarter of 2009 as the European debt crisis and weaker demand has put the global economic recovery in jeopardy and pushed China’s export-driven manufacturing activities to its lowest levels in the past three years. The 7.4% GDP growth in the third calendar quarter of 2012 reflected a combination of weak demand from abroad, weak domestic investment, and insufficient spending by China's households. Furthermore, China’s housing market and particularly its real estate construction market experienced a significant correction due to a tighter regulatory environment, bank lending curbs, and slower demand during fiscal 2012. In response to this slowdown, China’s Central Bank cut the nation’s commercial banks’ reserve requirement ratio by 0.5 percentage point, the first such cut since December 2008, and in June 2012 cut the interest rate twice, in order to provide additional liquidity for commercial lending. This represents a significant shift in China’s economic policy signaling that China has put economic growth at the top of its agenda, rather than concerns about inflation.

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

During fiscal 2012 and continuing into the first quarter of fiscal 2013 the overall economic environment, particularly in China, showed no improvement, and our Basic Materials segment continued to struggle with slower customer demand due to tightened credit conditions in China impacting customer financing needs to purchase our products. We face a number of challenges in continuing the growth of our business, which is primarily tied to the overall health of the global economy. During the fourth quarter of fiscal 2012, we took certain steps in an effect to realign our investments, and streamline and restructure our operations in China, in our Basic Materials segment, as we shift our business and strategic focus in the Basic Materials segment to the expansion of our industrial commodities sourcing and distribution business in the Americas. As discussed above, we sold our 51% interest in Lang Chemical for $1.2 million in late September 2012 and in October 2012 we also sold our 51% interest in CDI Beijing for $1.6 million as part of our streamline steps and restructuring strategy to redirect our investments to our industrial commodities in the Americas so as to maximize our profits and cash flow during fiscal 2013 and beyond.

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

During the first quarter of fiscal 2013, our Magnesium segment produced, sold or distributed approximately 5,734 metric tons of magnesium products, including 242 metric tons of magnesium powder, generating revenues of $16.57 million. During the first quarter of fiscal 2012, our Magnesium segment produced, sold or distributed approximately 6,345 metric tons of magnesium products, including 347 metric tons of magnesium powder, generating revenues of $17.98 million.

Our average magnesium sales price over the first quarter of fiscal 2013 was approximately $2,720 per metric ton, compared to an average magnesium sales price of approximately $2,833 per metric ton for the first quarter of fiscal 2012. Magnesium prices incrementally improved over the course of fiscal 2011 reflecting an improved worldwide demand pattern during the first three quarters of calendar 2011, characterized by a gradual increase in prices driven by an increased demand from the global aerospace, automotive and consumer electronics sectors. This was followed by a softening in overall demand beginning in October 2011, which has continued through the first quarter of fiscal 2013, mostly due to renewed concerns over the European debt crisis, tightening credit availability in China forcing domestic competitors to liquidate inventory to raise cash balances and a general slowdown in China manufacturing activities. As a result, we built additional inventory during the first quarter of 2013 in anticipation of an improvement demand in in later quaters of 2013.

Based on the current trends and quoting activities, and indications from the economic activities worldwide, we believe that magnesium demand and prices will begin to increase progressively in 2013. We believe that the removal of the 10% export tax on magnesium by Chinese government effective January 1,2013 will also have a positive impact on demand, prices and gross margins in the coming quarters and as a result of that belief we have increased our inventory levels as well as pre-paid expenses in anticipation of an improving enviroment for magnesium. Further, we believe that the long term industry trends for magnesium are favorable and will allow us to rapidly ramp up our production to capitalize on expected growth during the balance of fiscal 2013. We intend to continue with our strategic plan to further streamline and consolidate our own production capacity subject to the availability of additional capital.

Basic Materials Segment.

 As a result of the substantial economic slowdown and lack of new sales in the domestic market in China for our specialty chemicals and steel related products, we disposed of the two main subsidiaries in the fourth quarter of fiscal 2012, and have further realigned our capital investment in these businesses toward our industrial commodities and distribution business in the Americas in an effort to permit us to maximize our revenues, gross profit, and cash flow in this segment in fiscal 2013 and in future years. For the three months ended December 31, 2012 and 2011, we reflected the operations of Lang Chemical and CDI Beijing as a discontinued operation.

As previously disclosed, in fiscal 2012, we experienced delays in completing a shipment out of Mexico due to a longer than expected timeframe to receive environmental permits needed to process the iron ore to meet our customer’s specifications and necessary export approvals. During the second quarter of fiscal 2012, we applied for and received the required environmental permits to process iron ore. However, we do not expect to receive the necessary approval from the Mexican government to export products out of Mexico in the near future and our revenues for the three months ended December 31, 2012 were generated within Mexico. Our operations in Chile experienced shipping delays due to a longer than expected timeframe to receive port authority approval to export the iron ore. During the third quarter of fiscal 2012 we also worked to establish new relationships with suppliers/exporters. One of our suppliers/exporters received port authority approval for shipment during the fourth quarter of fiscal 2012 and we expect to begin revenue generation during fiscal 2013. In Bolivia, we established new relationships with a supplier and are working with an engineering specialist to further strengthen our sourcing capabilities and a logistics provider to meet our inland transportation needs.

Consulting Segment.

        Our Consulting segment revenues primarily consist of consulting and advisory service fees we received from certain publicly traded U.S. companies with their primary business operations located in the PRC. We receive a fixed number of shares of their marketable securities or fees from those client companies, including both recurring and one-time transaction fees for services provided to clients. Consulting segment revenues vary from period to period depending upon the timing, nature and scope of services we provide to a particular client. We believe demand for our consulting services will improve in fiscal 2013. In fiscal 2013, we will continue our marketing initiative for our One-Stop China Value™  program in an effort to capitalize on the current environment. This program is designed to implement a broad range of strategies to enhance and maximize shareholder value for China-based U.S. public companies. Other marketing plans include sponsoring trade symposiums, investment forums, and forming strategic alliances with industry and trade associations.

GOING CONCERN

Our financial statements have been prepared assuming we will continue as a going concern. The report of our independent registered accounting firm on our financial statements for the year ended September 30, 2012 contained a qualification as to our ability to continue as a going concern. For three months ended December 31, 2012, we reported a net loss of approximately $2.3 million and  cash used in operating activities of $360,502, respectively. At December 31, 2012 we had a working capital deficit of $1,361,743 and our revenues for the first quarter of fiscal 2013 declined approximately 28% from the comparable period in fiscal 2012.. These, among other issues, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of these uncertainties.

RESULTS OF OPERATIONS

Presentation of discontinued operations

As described elsewhere in this report, during the fourth quarter of 2012 we sold our interests in Lang Chemical and CDI Beijing and discontinued the operations of CDI Jingkun Zinc and CDI Jixiang Metal, all of which were part of our Basic Materials segment. In addition, in the fourth quarter of 2012, we discontinued the operations of Baotou Changxin Magnesium which was part of our Magnesium segment and also took an impairment charge for Chang Magnesium. The results of operations of each of these entities, and all related costs of revenues and operating expenses, for the first quarter of fiscal 2013 and the first quarter of fiscal 2012 are included in discontinued operations appearing on consolidated statements of operations and comprehensive income (loss) appearing later in this report. As a result, all data presented below is after adjustment for discontinued operations on a comparative basis shown separately in our statement of operations.

Summary of Selected Consolidated Financial Information

	Three Months Ended December 31,
	2012		2011
	Amount	% of Revenues	Amount	% of Revenues	% Increase (Decrease)
Magnesium segment	$16,569,495	99%	$17,977,560	78%	(8)%
Basic Materials segment	23,220	0%	-	0.0%	N/A
Consulting segment	188,063	1%	5,166,426	22%	(96)%
Consolidated Revenues	$16,780,778	100%	$23,143,986	100%	(27)%
Cost of revenues	16,724,965	100%	17,922,761	77%	(7)%
Gross profit	55,813	0.3%	5,221,225	23%	(99)%
Total operating expenses	2,121,333	13%	2,584,774	11%	(18)%
Total operating (loss) income	$(2,065,520)	(12)%	$2,636,451	11%	(178)%

Analysis of Operating Results by Segment

A summary of our comparative operating results by segment for the three months ended December 31, 2012 and 2011 is as follows:

Magnesium Segment	Three months ended December 31,
	2012	2011
Total revenues	$16,569,495	$17,977,559
Cost of revenues	16,501,710	17,834,433
Gross profit	67,785	143,126
Total operating expenses	1,175,402	729,530
Operating loss	$(1,107,617)	$(586,404)

Basic Materials Segment	Three months ended December 31,
	2012	2011
Total revenues	$23,220	$0
Cost of revenues	0	0
Gross profit	23,220	0
Total operating expenses	103,866	137,657
Operating loss	$(80,646)	$(137,657)

	Three months ended December 31,
Consulting Segment	2012	2011

Total revenues	$188,063	$5,166,426
Cost of revenues	223,255	88,328
Gross profit	(35,192)	5,078,098
Total operating expenses	842,065	1,717,586
Operating (loss) income	$(877,257)	$3,360,512

Consolidated Revenues

Revenues in the first quarter of fiscal 2013 decreased by 27.5%, as compared to the first quarter of fiscal 2012, primarily due to a decrease of 96.4% in revenues from the Consulting segment due to the lack of new clients, and 7.8% decrease in revenues from our Magnesium segment.

Revenues by Segment

Our Magnesium segment sold and distributed approximately 5,734 metric tons of magnesium, including 242 metric tons of magnesium powder, generating revenues of $16.57 million for the first quarter of fiscal 2013 (included revenue – related party of $(5,439), as compared to 6,345 metric tons, including 347 metric tons of magnesium powder, for revenues of $17.98 million for the first quarter of fiscal 2012 (including revenue – related party of $547,431), after adjustment for discontinued operations on a comparative basis shown separately in our statement of operations. The average selling price of our magnesium for ingot and powder sales for the first quarter of fiscal 2013, excluding processing fees decreased by 14.4% and volume decreased by 10% resulting in lower revenues for the first quarter of fiscal 2013. The decrease in the average selling price was due to market conditions. Included in the $16.57 million of magnesium segment revenues for the first quarter of fiscal 2013 was approximately $0.97 million in processing fees which is a new source of revenue for the Magnesium segment. During the first quarter of fiscal 2013, our related revenue was $(5.439) was related to an adjustment to revenue that was previously recorded in the fourth quarter of fiscal 2012. We did not have any addition revenue to related party in the first quarter of 2013 to offset this adjustment.

Our Basic Materials segment generated approximately $23,000 in revenues in the first quarter of fiscal 2013 as compared to zero for the first quarter fiscal 2012 and was related to the sale of iron ore within Mexico.

Our Consulting segment revenues primarily consist of consulting and advisory service fees we received from certain publicly traded U.S. companies with their primary business operations located in the PRC. We receive a fixed number of shares of their marketable securities or fees from those client companies, including both recurring and one-time transaction fees for services provided to clients. Consulting segment revenues vary from period to period depending upon the timing, nature and scope of services we provide to a particular client. Our Consulting segment generated $0.19 million in revenues during the first quarter of fiscal 2013, as compared to $5.17 million in the first quarter fiscal 2012, primarily due to lack of new clients. During the first quarter of fiscal 2012, we received marketable securities for services provided to one new client which accounted for 86% of out consulting segment revenue.

Consolidated Gross Profit

Our consolidated gross profit in the first quarter of fiscal 2013 decreased by 99.0% as compared to the first quarter fiscal 2012. Our consolidated gross profit margin decreased to 0% in the first quarter of fiscal 2013, as compared to 23% in the same period of 2012. The decrease in gross profit was primarily due to decrease in the average selling price of our magnesium for ingot and powder sales as discussed above and an approximately 3% increase in our average costs. Additionally, we had a 100% decrease in gross profit from our Consulting segment.

Gross Profit by Segment

Gross profit in the first quarter of fiscal 2013 for our Magnesium segment decreased by $75,000, or 52.6%, compared to the first quarter of fiscal 2012, with a gross profit margin of 0.4% as compared to 0.8% in the first quarter fiscal 2012. The decrease in gross profit for the first quarter of fiscal 2013 was primarily due to a decrease in sales revenues of 7.8%, and a 7.5% increase in cost of revenues.

Our gross profit in our Basic Materials segment for the first quarter of fiscal 2013 was $20,000 as compared to none profit for the first quarter of fiscal 2012.

Gross profit (loss) in our Consulting segment for the first quarter of fiscal 2013 was $(35,000) as compared to $5.08 million with a margin of 98.3% for the first quarter of fiscal 2012. The  2013 period gross loss was attributable to a lack of revenue to offset costs incurred.

Total Operating Expenses

Total operating expenses, net of other operating income, decreased by $0.46 million, or 18%, in the first quarter of fiscal 2013, as compared to the comparable period in 2012. The decrease was primarily due to implementation of general and administrative expenses cost cutting measures in our Consulting segment which decreased by $0.87 million, or 51%. This decrease was offset an increase in operating expense in our Magnesium segment by $0.45 million, or 61.1% as compared to the first quarter of fiscal 2012.

           Operating Expenses by Segment

Operating expenses in our Magnesium segment during the first quarter of fiscal 2013 increased primarily due to the higher selling, general and administrative expenses resulting from the additions of the costs associated with Golden Trust and Lingshi Magnesium, as well as higher employee benefit expenses.

Operating expenses in our Basic Materials segment for the first quarter of fiscal 2013 decreased 24.5% as compared to the first quarter fiscal 2012, primarily due to a $0.11 million decrease in operational fees and a decrease in travel expenses incurred in serving our clients based for South America,

For the first quarter of fiscal 2013, operating expenses in our Consulting segment decreased 51% as compared to the first quarter of fiscal 2012 primarily due to implementation of general and administrative expenses cost cutting measures. During the first quarter of fiscal 2013, as compared to the first quarter of fiscal 2012, we had a decrease in compensation expense to employees and directors fees of approximately $398,000, a decrease in accounting and auditing fees of approximately $183,000 related to acquisition of Golden Trust and Lingshi Xinghai Magnesium in the 2012 period, a decrease in public relations fees of $71,000, a decrease in insurance expense of $41,000 and a decrease in other operating expenses.

(Loss) Income from Continuing Operations

Loss from continuing operations for the first quarter of fiscal 2013 amounted to $1.88 million as compared to income from continuing operations of $3.35 million for the first quarter of fiscal 2012.

    Other Income (Expenses)

For the first quarter of fiscal 2013, other income decrease by $661,600, or 88.9% as compared to the first quarter of fiscal 2012. The decrease was primarily due to a decrease in other income of $394,500 related to the recovery of previously written off other receivables, and an increase in interest expense, net of interest income of $282,000.

Discontinued Operations

For the first quarter of fiscal 2013, loss from discontinued operations decreased by $232,000 as compared to the first quarter of fiscal 2012 primarily due to the sale and disposition of our specialty chemical subsidiary Lang Chemical and CDI Beijing, and to the impairment of three other subsidiaries in the fourth quarter of fiscal 2012, as previously disclosed.

Net (loss) income

Net loss for the first quarter of fiscal 2013 amounted to $2.26 million as compared to net income of $2.74 million for the first quarter of fiscal 2012, due to the factor discussed above.

COMPARATIVE EBITDA BY SEGMENT

We consider earnings before income taxes, depreciation and amortization, commonly referred to as EBITDA, an important measure to estimate our enterprise and shareholder values as a whole and of our core segments, and for allocating capital resources within segments in order to maximize our operating profits and cash flow. In addition, analysts, investors and creditors may use EBITDA when analyzing our financial condition and cash generating ability.

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

RECONCILIATION OF NET INCOME FROM OPERATIONS TO EBITDA
(Unaudited)

	Three Months Ended December 31,
	2012	2011	Increase (Decrease)	% change
Net (loss) income from continuing operations	$(1,884,884)	$3,350,135	$(5,235,019)	(156)%
Interest expense, net	189,941	(92,555)	282,496	(305)%
Income tax (benefit) expense	(96,852)	31,722	(128,574)	(405)%
Depreciation and amortization	474,950	540,858	(65,908)	(12)%
EBITDA from continuing operations	$(1,316,845)	$3,830,160	$(5,147,005)

By Segment:

Magnesium	$(738,150)	$(104,154)	$(633,996)	609%
Basic Materials	(95,462)	(131,492)	36,030	(27)%
Consulting	(483,233)	4,065,806	(4,549,039)	(112)%
EBITDA from continuing operations	$(1,316,845)	$3,830,160	$(5,147,005)

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. As of December 31, 2012 we had a working capital deficit of $1.36 million as compared to a working capital deficit of $0.37 million as of September 30, 2012. We rely upon cash generated from our operations, access under factoring and other lending relationships and advances from related parties to fund our operations. We do not have any commitments for capital expenditures. In addition to funds necessary to pay our operating expenses and satisfy our obligations as they become due, during fiscal 2013 we will require sufficient funds to fund the settlement agreement we entered into in the bankruptcy case involving CDII Trading discussed earlier in this report, as well as to satisfy any obligations which may ultimately be determined that we owe the Internal Revenue Service as described later in this report.. As a result of the working capital deficit and the operating losses incurred, our cash flow from operations is not expected to be sufficient to sustain our operations and satisfy our obligations as they become due.

We maintain cash and cash equivalents in the United States and China. At December 31, 2012 and September 30, 2012, bank deposits by geographic area were as follows:

Country	December 31, 2012		September 30, 2012
United States	$166,591	5%	$468,450	14%
China	3,266,366	95%	2,969,388	86%
Total cash and cash equivalents	$3,432,957	100%	$3,437,838	100%

As of December 31, 2012, a substantial portion of our cash balance, 95%, was in the form of RMB held in bank accounts at financial institutions located in the PRC. Cash held in banks in the PRC is not insured. The value of cash on deposit in China of $3.3 million at December 31, 2012 has been converted based on the exchange rate as of December 31, 2012.

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

Our marketable securities available-for-sale as of December 31, 2012 totaled $378,000 as compared to $344,000 at September 30, 2012, an increase of $34,000. We expect to evaluate the carrying value of the remaining marketable equity securities we are holding for sale in subsequent periods and may elect to take additional impairments on these values.

Our accounts and notes receivable as of December 31, 2012 amounted to $4.41 million, a decrease of $6.8 million or 60.7% as compared to September 30, 2012, primarily due to the collection of open receivable balances a decrease in revenues for the quarter. Our Consulting segment generally receives full payment in advance for consulting services to be provided, primarily in the form of our client company’s common stock. For transactions in which we advise a new client company on entering into the U.S. public market for the first time, it may take some additional time for us to receive our transaction fees due to the necessary compliance and regulatory filing process, and it is possible that at such time, if ever, that we are able to sell the securities we receive as compensation that the funds we receive upon the sale will be equal to the amount of revenue we initially recognized.

Inventories as of December 31, 2012 amounted to $7.9 million, an increase of $2.2 million as compared to September 30, 2012, primarily due to our decrease in revenues and our continuing of production in inventories in anticipation of stronger sales in fiscal 2013.

Prepaid expenses and other current assets consist of prepayments to vendors for inventory, other receivables, loans receivable, VAT tax refunds, and security deposits. Prepaid expenses and other current assets as of December 31, 2012 amounted to $7.1 million, an increase of $1.2 million as compared to September 30, 2012, primarily due to a $1.43 increase in prepayments to suppliers within our magnesium segment.

Short-term loans at December 31, 2012 and September 30, 2012 include $1,400,000 owed under secured promissory notes bearing interest at the rate of 1% per month which mature between February 2013 and December 2013. Included in these obligations is a $400,000 principal amount secured note which is due to a related party. As collateral for these obligations, we have pledged an aggregate of 5,829,115 shares of common stock of China Education International, Inc. which we received as compensation for consulting services rendered by us. As described earlier in this report, during fiscal 2012 we fully impaired the carrying value of these securities as the issuer ceased filing reports with the Securities and Exchange Commission which makes it unlikely we will be able to liquidate these securities in the foreseeable future, if at all.

Accounts payable and accrued expenses represent payables associated with the general operations within each segment, including accrued payrolls. Accounts payable and accrued expenses as of December 31, 2012 amounted to $6.9 million, an increase of $1.7 million as compared to September 30, 2012, primarily due to the non-payment of trade payable related to lack of working capital.

Accounts and other payable – related party represent payables owed to the related parties for transactions occurred in the ordinary course of business or other financial events. As of December 31, 2012, accounts and other payable – related party amounted to $13.3 million, an increase of $687,000 as compared to September 30, 2012.

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

In addition, the delisting of our common stock from The NASDAQ Stock Market in July 2012 was a trigger event under the designations, rights and preferences of our Series A convertible preferred stock which entitles the holders to require us to redeem the shares for cash upon notice to us. The redemption price is the greater of two formulas at the option of the holder(s). As of February 12, 2013, no holder of shares of our Series A convertible preferred stock has requested the redemption of such shares.  Any amounts we are required to pay in future periods will have the effect of reducing our working capital in future periods.

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

The IRS is currently auditing our consolidated income tax return for 2008, 2010 and 2011. We expect the audits to be completed in fiscal 2013. The IRS has proposed an adjustment to our 2008, 2011 and 2011 taxable income and penalties of approximately $4.6 million (approximately $3.1 million in income tax and $1.5 million in penalties) primarily related to transfer pricing issues pursuant to IRC section 482. We have retained an independent accounting firm that has conducted an independent transfer pricing study, an evaluation of the tax basis value of marketable securities received for services, and an analysis of the allocation of the related costs and expenses associated with such revenues. As a result of such study and as a result of net operating tax loss carryforwards, we believe that no income tax or penalties will be accessed against us by the IRS and we intend to vigorously defend our position. If we are unable to defend our position, any such adjustment could have a material effect on the Company’s results of operations and financial position and liquidity.

As set forth above, our working capital is not sufficient to fund our business and operations and pay our obligations as they become due.  Following the delisting of our common stock NASDAQ in July 2012 our common stock is now quoted in the over-the-counter markets on the OTCQB Tier of the OTC Markets. The OTC Markets is an inter-dealer, over-the-counter market that provides generally significantly less liquidity than The NASDAQ Stock Market or any other national or regional exchange. Securities traded on the OTC Markets typically have fewer market makers and are not followed by analysts. The SEC's order handling rules, which apply to NASDAQ-listed securities, do not apply to securities quoted on the OTC Markets. The quotation of our shares on the OTC Markets may result in a less liquid market available for existing and potential shareholders to trade shares of our common stock, could depress the trading price of our common stock and could have a long-term adverse impact on our ability to raise capital in the future. In that event, our ability to grow may be severely limited until the capital markets are more readily accessible. In addition, while a U.S.-based company, a substantial portion of our operations are located in the PRC.  The accounting scandals involving PRC-based companies during the past year could further hinder our ability to raise capital, even thought we have not been a subject of any inquiry. If we are unable to either significantly increase our operations and begin generating operating income or raise capital through the sale of debt or equity securities, we may be forced to cease some or all of our operations. In that event, our shareholders could lose their entire investment in our company.

Analysis of Cash Flows

During the first quarter of fiscal 2013, our net decrease in cash amounted to $4,881, which was comprised of $361,000 used in operating activities offset by $212,500 provided by investing activities, $24,000 provided by financing activities and $119,000 from non-cash favorable effect of prevailing exchange rate on our cash position.

Cash Used in Operating Activities

Net cash used in operating activities for the first quarter of fiscal 2013 amounted to $361,000. The decrease was primarily due to a net loss of $2.3 million adjusted for non-cash items such as depreciation and amortization of $475,000, stock-based compensation and fees of $189,000 and a gain on sale of marketable securities available for sale of $(130,000), and changes in operating assets and liabilities including an increase in prepaid expenses and other assets of $987,000, an increase in inventories of $2.2 million, and an increase in other payables of $2.6 million offset by a decrease in accounts receivables of $6.4 million and an increase in accounts payable and accrued expenses of $0.7 million.

Net cash used in operating activities during the first three of fiscal 2012 totaled $7.6 million, which primarily consisted of adjustments to reconcile non-cash items, including $5.2 million in fair value of non-cash marketable securities we received for consulting services provided to our client companies, and cash outflow of $3.1million in prepaid expenses and other assets, $1.6 million in inventories, and a decrease of $2.7 million in asset of discontinued operations offset an increase of $2.7 million in liabilities of discontinued operations. Cash inflow $1.7 million accounts receivable and other assets – related party, which were partially offset by cash inflow of $2.7 million from our net income.

 Cash Provided by Investing Activities

Net cash used in investing activities for the first quarter of fiscal 2013 amounted to $212,500, which was primarily due to proceeds from sales of marketable securities available-for-sale within our Consulting segment of $272,000 offset by $59,000 paid for purchases of property and equipment in the Magnesium segment.

Net cash used in investing activities for the first quarter of fiscal 2012 amounted to $54,000, which was primarily due to proceeds from sales of marketable securities available-for-sale within our Consulting segment of $459,000 offset by $405,000 paid for purchases of property and equipment in the Magnesium segment.

Cash Provided by Financing Activities

Net cash provided by financing activities for the first quarter of fiscal 2013 amounted to approximately $24,000 primarily due to a $4,000 decrease in restricted cash and proceeds from the exercise of stock options of $20,000.

Net cash provided by financing activities during the first quarter of fiscal 2012 totaled $54,000, primarily as a result of cash inflow of $214,000 from contributions from our non-controlling interest owners offset by an increase in restricted cash of $2,500, $138,000 for payment of outstanding loans and the payment in cash of preferred stock dividends of $20,130.

Series A Convertible Preferred Stock and Related Dividends

As of December 31, 2012, 1,006 shares of Series A convertible preferred stock remained outstanding. During the first quarter of fiscal 2013, we paid dividends of $20,130 in the form of 85,297 shares of our common stock. During fiscal 2012 we paid dividends of $20,130 in cash and $40,260 in the form of 87,641 shares of our common stock. In addition, the July 11, 2012 delisting of our common stock from the NASDAQ Stock Market constituted a “trigger event” in the designations, rights and preferences of this series of stock which entitled the holders to redeem the preferred stock at a premium or, in lieu thereof, may require us to reduce the conversion price.

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

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results when ultimately realized could differ from those estimates. Significant estimates in fiscal 2013 and fiscal 2012 include the valuation of investments available-for-sale, the allowance for doubtful accounts receivable, the allowance for obsolete inventory, the fair value of stock-based compensation, the useful life of property, plant and equipment, and assumptions used in assessing impairment of long-term assets and assets held for sale.

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

Marketable Securities

Marketable securities that we receive from our clients as compensation are generally restricted for sale under Federal securities laws. Our policy is to liquidate marketable securities received as compensation when market conditions are favorable for sale. Since these marketable securities are often restricted, we are unable to liquidate them until the restriction is removed. We recognize revenue for the common stock we receive as compensation based on the fair value at the time the common stock is granted or at the time service has been rendered and for common stock purchase warrants based on the Black-Scholes valuation model. Pursuant to ASC Topic 320, “Investments –Debt and Equity Securities” our marketable securities have a readily determinable quoted price, such as from NASDAQ, NYSE MKT, the Over the Counter Bulletin Board, and the OTC Markets Group (formerly known as the Pink Sheets) and any unrealized gain or loss is recognized as an element of comprehensive income (loss) based on changes in the fair value of the security as quoted on an exchange or an inter-dealer quotation system. Once liquidated, any realized gain or loss on the sale of marketable securities is reflected in our consolidated statement of operations in the period in which the securities are liquidated.

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

Long-Lived Assets Held for Sale

We follow ASC 360-10-45, “Long-Lived Assets Classified as Held for Sale,” and ASC 360-10-15, “ Impairment or Disposal of Long-Lived Assets .” Long-lived assets are classified as held for sale when certain criteria are met. These criteria include management’s commitment to a plan to sell the assets; the availability of the assets for immediate sale in their present condition; an active program to locate buyers and other actions to sell the assets has been initiated; the sale of the assets is probable and their transfer is expected to qualify for recognition as a completed sale within one year; the assets are being marketed at reasonable prices in relation to their fair value; and it is unlikely that significant changes will be made to the plan to sell the assets. We measure long-lived assets to be disposed of by sale at the lower of carrying amount or fair value, less cost to sell.

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

Stock-based Compensation

We account for the grant of stock options, warrants and restricted stock awards in accordance with ASC 718, “Compensation-Stock Compensation.”   ASC 718 requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity based compensation. Pursuant to ASC Topic 505-50, for share-based payments to consultants and other third-parties, compensation expense is determined at the “measurement date.” The expense is recognized over the vesting period of the award. Until the measurement date is reached, the total amount of compensation expense remains uncertain. The Company records compensation expense based on the fair value of the award at the reporting date. The awards to consultants and other third-parties are then revalued, or the total compensation is recalculated, based on the then current fair value, at each subsequent reporting date.

Foreign Currency Translation

The accompanying consolidated financial statements are presented in United States dollars.  The functional currency of our U.S. operations is the U.S. dollar and the functional currency of our Chinese subsidiaries is the Renminbi (“RMB”), the official currency of the PRC. Equity accounts in the consolidated financial statements are translated into United States dollars from RMB at their historical exchange rates when the capital transactions occurred.  Assets and liabilities are translated at the exchange rates as of the balance sheet date.  Income and expenditures are translated at the average exchange rates for the three month periods ended December 31, 2012 and December 31, 2011, respectively.  The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through PRC authorized institutions.  No representation is made that the RMB amounts could have been, or could be, converted into United States dollars at the rates applied in the translation.

Comprehensive income

We follow ASC 205, “Presentation of Financial Statements,” and ASC 220, “Reporting Comprehensive Income, ” to recognize the elements of comprehensive income. Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive income for the fiscal 2012 and fiscal 2011 included net income, foreign currency translation adjustments, unrealized gains or losses on available-for-sale marketable securities, net of income taxes, and unrealized gains or losses on available-for-sale marketable securities -related party, net of income taxes.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to a smaller reporting company.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in the Exchange Act that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure. Management, with the participation of our CEO who also serves as our principal financial and accounting officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2012. Based on that evaluation, our management, including our CEO, concluded that our disclosure controls and procedures were not effective as of September 30, 2012 as a result of material weaknesses in our disclosure controls and procedures.  These material weaknesses are the result of continuing significant deficiencies in our internal control over financial reporting which is described in our Annual Report on Form 10-K for the year ended September 30, 2102..

A “significant deficiency” is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of a registrant’s financial reporting.  And, a “material weakness” is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements would not be prevented or detected on a timely basis. We expect the significant deficiencies in our internal control over financial reporting will be remediated by the end of fiscal 2013. Until such time, however, as the significant deficiencies in our internal control over financial reporting are remediated, we expect to have continuing material weaknesses in our disclosure controls and procedures.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during last fiscal quarter 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

As previously disclosed in our 10-K for the year ended September 30, 2012 as filed with the Securities and Exchange Commission, our wholly owned subsidiary CDII Trading and our company are involved in the following litigation with Sunskar, Ltd. and its agents (“Sunskar”): There have no material changes to this litigation during the current quarter.

Item 1A.	Risk Factors

Risk factors describing the major risks to our business can be found under Item 1A, “Risk Factors”, in our fiscal 2012 Annual Report on Form 10-K for the year ended September 30, 2012.  Except as provided for below, there has been no material change in our risk factors from those previously discussed in the fiscal 2012 Annual Report on Form 10-K:

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended December 31, 2012, we paid $20,130 of ordinary dividends in the form of 85,297 shares of our common stock.

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Mine Safety Disclosures

Not applicable to our company.

Item 5.	Other Information.

None

Item 6.	Exhibits.

Exhibit No		Description
31.1	*	Section 302 Certificate of Chief Executive Officer.
31.2	*	Section 302 Certificate of Principal Financial and Accounting Officer.
32.1	*	Section 906 Certificate of Chief Executive Officer and Principal Financial and Accounting Officer.
101.INS	**	XBRL INSTANCE DOCUMENT
101.SCH	**	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL	**	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF	**	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB	**	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE	**	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

+		Management contract or compensatory plan or arrangement.
*		Filed herewith.
**		In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed”.

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CD INTERNATIONAL ENTERPRISES, INC.

Date: February 15, 2013	By: /s/ Yuejian (James) Wang
Yuejian (James) Wang,
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: February 15, 2013	By: /s/ Yuejian (James) Wang
Yuejian (James) Wang
Chief Financial Officer
(Principal Financial and Accounting Officer)