Form 10-Q
period 2013-03-31
CD INTERNATIONAL ENTERPRISES, INC.
filed 2013-05-21
CIK 1088787

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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
Yes [   ] No [✓]

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date, there are 56,681,465 shares of common stock are issued and outstanding as of May 12, 2013.

CD INTERNATIONAL ENTERPRISES, INC.
FORM 10-Q
March 31, 2013

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

•	Potential impact of PRC regulations on our intercompany loans.
•	Our ability to assure that related party transactions are fair to our company and possible violations of the Sarbanes-Oxley Act of 2002.
•	The scope of our related party transactions and potential conflicts of interest arising from these transactions.
•	The impact of a loss of our land use rights.
•	Our ability to comply with the United States Foreign Corrupt Practices Act which could subject us to penalties and other adverse consequences.
•	Limits under the Investment Company Act of 1940 on the value of securities we can accept as payment for our business consulting services.
•	Our acquisition efforts in future periods may be dilutive to our then current shareholders.
•	Our inability to enforce our rights due to policies regarding the regulation of foreign investments in the PRC.
•	The impact of environmental and safety regulations, which may increase our compliance costs and reduce our overall profitability.
•	The effect of changes resulting from the political and economic policies of the Chinese government on our assets and operations located in the PRC.
•	The impact of Chinese economic reform policies.
•	The influence of the Chinese government over the manner in which our Chinese subsidiaries must conduct our business activities.
•	The impact on future inflation in the PRC on economic activity in the PRC.
•	The impact of any natural disasters and health epidemics in China.
•	The impact of labor laws in the PRC may adversely affect our results of operations.
•	The limitation on our ability to receive and use our revenues effectively as a result of restrictions on currency exchange in the PRC.
•	Fluctuations in the value of the RMB may have a material adverse effect on your investment.
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

Index of Certain Defined Terms Used in this Report

We used in this report the terms:

•	"CD International”, "we”, "us” or “our” refers to CD International Enterprises, Inc., a Florida corporation formerly known as China Direct Industries, Inc., and our subsidiaries;
•	"CDI China”, refers to CDI China, Inc., a Florida corporation, and a wholly owned subsidiary of CD International; and
•	"PRC” refers to the People’s Republic of China.

Magnesium Segment

•	"Chang Magnesium", refers to Taiyuan Changxin Magnesium Co., Ltd., a company organized under the laws of the PRC and a 51% owned subsidiary of CDI China;
•	"Chang Trading”, refers to Taiyuan Changxin YiWei Trading Co., Ltd., a company organized under the laws of the PRC and a wholly owned subsidiary of Chang Magnesium;
•	"Asia Magnesium”, refers to Asia Magnesium Corporation Limited, a company organized under the laws of Hong Kong and a wholly owned subsidiary of Capital One Resource;
•	"Golden Magnesium" refers to Shanxi Gu County Golden Magnesium Co., Ltd., a company organized under the laws of the PRC and a 100% owned subsidiary of CDI China;
•	"Baotou Changxin Magnesium”, refers to Baotou Changxin Magnesium Co., Ltd., a company organized under the laws of the PRC, a 51% owned subsidiary of CDI China;
•	"IMG” or “International Magnesium Group”, refers to International Magnesium Group, Inc., a Florida corporation and a 100% owned subsidiary of CD International Industries;
•	"IMTC” or “International Magnesium Trading”, refers to International Magnesium Trading Corp., a company organized under the laws of Brunei and a 100% owned subsidiary of IMG;
•	"Ruiming Magnesium”, refers to Taiyuan Ruiming Yiwei Magnesium Co., Ltd., a company organized under the laws of the PRC and an 80% majority owned subsidiary of CDI China;
•	"Beauty East”，refers to Beauty East International, Ltd., a Hong Kong company and a wholly owned subsidiary of CDI China.
•	"Marvelous Honor”，refers to Marvelous Honor Holdings Inc., a Brunei company and a wholly owned subsidiary of CDI China.
•	"Golden Trust”，refers to Golden Trust Magnesium Industry Co., Ltd.，a company organized under the laws of the PRC and a wholly owned subsidiary of CDI China; and
•	"Lingshi Magnesium”，refers to Lingshi Xinghai Magnesium Industry Co., Ltd.，a company organized under the laws of the PRC and a wholly owned subsidiary of Ruiming Magnesium.

Basic Materials Segment

•
"Lang Chemical”, refers to Shanghai Lang Chemical Co., Ltd. a company organized under the laws of the PRC and a 51% owned subsidiary of CDI China which we disposed of in the fourth quarter of fiscal 2012;

•	"CDI Jingkun Zinc”, refers to CDI Jingkun Zinc Industry Co., Ltd., a company organized under the laws of the PRC and a 95% owned subsidiary of CDI Shanghai Management;
•	"CDI Jixiang Metal”, refers to CDI Jixiang Metal Co., Ltd., a company organized under the laws of the PRC and a wholly owned subsidiary of CDI China;
•
"CDI Metal”, refers to Shanghai CDI Metal Material Co., Ltd. (a/k/a Shanghai CDI Metal Recycling Co., Ltd.), a company organized under the laws of the PRC and a wholly owned subsidiary of CDI Shanghai Management; and

•
"CDI Beijing” refers to CDI (Beijing) International Trading Co., Ltd., a company organized under the laws of the PRC and a 51% owned subsidiary of CDI Shanghai Management, which we disposed of in the fourth quarter of fiscal 2012.

•	"CDII Trading” refers to CDII Trading, Inc., a Florida corporation and a 100% owned subsidiary of CD International Industries.
•	"CDII Minerals" refers to CDII Minerals, Inc., a Florida corporation and a 100% owned subsidiary of CD International Industries.

Consulting Segment

•	"China Direct Investments”, refers to China Direct Investments, Inc., a Florida corporation, and a wholly owned subsidiary of CD International;
•	"CDI Shanghai Management”, refers to CDI Shanghai Management Co., Ltd., a company organized under the laws of the PRC and a wholly owned subsidiary of CDI China; and
•	"Capital One Resource”, refers to Capital One Resource Co., Ltd., a Brunei company, and a wholly owned subsidiary of CDI Shanghai Management.

PART 1 – FINANCIAL INFORMATION
Item 1.  Financial Statements.

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31	September 30,
	2013	2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$781,026	$3,437,838
Available-for-sale marketable securities	2,014,378	344,252
Accounts and notes receivable	4,556,130	11,227,455
Accounts, loans, other receivable and prepaid expenses - related parties	7,638,701	3,093,231
Inventories, net	7,931,519	5,655,568
Prepaid expenses and other current assets, net	7,790,116	5,889,331
Assets held for sale	3,101,236	2,746,778
Restricted cash, current	20,558	21,954
Total current assets	33,833,664	32,416,407

Property, plant and equipment, net	39,816,936	40,394,593
Intangible assets	102,695	122,212
Property use rights, net	3,668,754	3,714,231
Other long-term assets	998,876	1,172,901
Total assets	$78,420,925	$77,820,344

LIABILITIES AND EQUITY
Current liabilities:
Loans payable-short term	$1,625,721	$1,494,952
Accounts payable and accrued expenses	7,957,886	5,243,279
Accounts and other payables-related parties	15,322,780	12,600,716
Advances from customers	1,139,458	1,414,608
Deferred revenue	54,167	300,708
Other liabilities	2,646,516	4,286,070
Taxes payable	-	665,438
Liabilities related to assets held for sale	6,254,935	6,777,451
Total current liabilities	35,001,463	32,783,222
Total liabilities	35,001,463	32,783,222

EQUITY:
Series A Convertible Preferred Stock: $.0001 par value, stated value $1,000 per share; 10,000,000 authorized, 1,006 shares outstanding at March 31, 2013 and September 30, 2012	1,006,250	1,006,250
Common Stock: $.0001 par value; 1,000,000,000 authorized; 55,577,949 and 51,490,798 issued and outstanding at March 31, 2013 and September 30, 2012, respectively	5,558	5,149
Additional paid-in capital	90,260,787	89,792,413
Accumulated other comprehensive loss	1,308,081	(576,240)
Accumulated deficit	(53,770,027)	(49,878,821)
Total CD International stockholders' equity	38,810,649	40,348,751
Non-controlling interests	4,608,813	4,688,371
Total equity	43,419,462	45,037,122
Total liabilities and equity	$78,420,925	$77,820,344

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CD INTERNATIONAL ENTERPRISES, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	For the Three Months ended March 31,		For the Six Months ended March 31,
	2013	2012	2013	2012
Revenues:
Revenues	$16,967,151	$31,462,032	$33,753,368	$54,058,587
Revenue-related parties	5,439	23,568	-	570,999
Total revenues	16,972,590	31,485,600	33,753,368	54,629,586
Cost of revenues	16,327,448	25,470,017	33,052,413	43,392,778
Gross profit	645,142	6,015,583	700,955	11,236,808
Operating expenses:
Selling, general, and administrative	(2,696,275)	(2,395,972)	(4,817,608)	(4,980,743)
Total operating expenses	(2,696,275)	(2,395,972)	(4,817,608)	(4,980,743)
Operating (loss) income	(2,051,133)	3,619,611	(4,116,653)	6,256,065
Other income (expenses):
Other income	9,534	(50,897)	153,540	487,673
Interest income (expense)	(255,549)	81,355	(445,490)	173,910
Realized gain on available-for-sale marketable securities	(13,686)	(30,878)	116,034	83,403
Total other income (expenses)	(259,700)	(420)	(175,916)	744,986
(Loss) income before income taxes	(2,310,833)	3,619,191	(4,292,569)	7,001,051
Income tax benefit (expense)	(4,548)	(1,600,076)	92,304	(1,631,798)
(Loss) income from continuing operations	(2,315,381)	2,019,115	(4,200,265)	5,369,253
Discontinued operations:
Gain (loss) from discontinued operations, net of tax	614,088	(56,981)	237,603	(665,604)
Net (loss) income	(1,701,293)	1,962,134	(3,962,662)	4,703,649
Net loss attributable to noncontrolling interests	(210,253)	47,454	111,717	436,646
Net (loss) income attributable to CD International	(1,911,546)	2,009,588	(3,850,945)	5,140,295
Deduct dividends on Series A Preferred Stock	(20,130)	(20,130)	(40,260)	(40,260)
Net (loss) income attributable to common stockholders	$(1,931,676)	$1,989,458	$(3,891,205)	$5,100,035
	-
COMPREHENSIVE (LOSS) INCOME:	-
Net (loss) income	$(1,701,293)	$1,962,134	$(3,962,662)	$4,703,649
Foreign currency translation adjustments	(83,693)	(399,353)	168,416	115,630
Unrealized loss gains on available-for-sale securities	1,230,866	(1,972,195)	1,705,902	1,236,371
Comprehensive (loss) income	(554,120)	(409,414)	(2,088,343)	6,055,650
Net loss attributable to non-controlling interests	(210,253)	47,454	111,717	436,646
Foreign currency translation adjustments - non-controlling interests	(30,617)	142,474	(32,159)	89,543
Comprehensive (loss) income attributable to CD International	(794,990)	(219,486)	(2,008,785)	6,581,839
Preferred stock dividend	(20,130)	(20,130)	(40,260)	(40,260)
Comprehensive (loss) income attributable to common stockholders	$(815,120)	$(239,616)	$(2,049,045)	$6,541,579

Basic and diluted net (loss) income per common share - basic:
Net income (loss) from continuing operations	$(0.04)	$0.05	$(0.08)	$0.14
Net loss from discontinued operations	$0.01	$(0.00)	-	$(0.02)
Net Income (Loss) per Common Share	$(0.03)	$0.05	$(0.08)	$0.12
Basic and diluted net (loss) income per common share - diluted:
Net income (loss) from continuing operations	$(0.04)	$0.05	$(0.08)	$0.14
Net loss from discontinued operations	$0.01	$(0.00)	$0.00	$(0.02)
Net Income (Loss) per Common Share	$(0.03)	$0.05	$(0.07)	$0.12
Basic weighted average common shares outstanding	55,378,453	41,493,611	53,908,147	41,027,226
Diluted weighted average common shares outstanding	55,378,453	42,174,672	53,908,147	41,708,287

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months ended March 31,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(3,962,662)	$4,703,649
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	950,819	949,265
Allowance for bad debt	-	8,266
Stock based compensation and fees	408,523	412,668
Realized (gain) loss on available-for-sale securities	(116,034)	(83,403)
Gain on revaluation of derivative liability	5,672	(74,090)
Fair value of marketable securities received for services	-	(10,863,173)
Fair value of marketable securities issued for compensation and services	1,059,695	484,660
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(1,771,394)	(4,322,708)
Accounts receivable and other assets-related parties	(1,062,474)	7,719,739
Inventories	(2,223,019)	(2,671,904)
Accounts receivable	4,062,234	(2,696,502)
Assets of discontinued operations	(330,651)	4,477,090
Accounts payable and accrued expenses	2,018,695	651,459
Accounts and other payable-related parties	(749,087)	135,084
Advances from customers and deferred revenues	(529,155)	1,598,103
Liabilities of discontinued operations	(577,722)	(4,010,683)
Other payables	(1,274,362)	2,508,710
NET CASH USED IN OPERATING ACTIVITIES	(4,090,923)	(1,073,770)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired from acquisition	-	1,808,881
Net proceeds from sale of available-for-sale securities	1,027,856	606,393
Purchases of property, plant and equipment	(21,014)	(562,301)
Purchases of property, plant and equipment - discountinued operations	-	(546,854)
NET CASH PROVIDED BY INVESTING ACTIVITIES	1,006,842	1,306,119

CASH FLOWS FROM FINANCING ACTIVITIES:
(Increase) decrease in restricted cash	1,530	(5,339)
Loans payable	129,975	(138,000)
(Increase) decrease in restricted cash - discountinued operations	-	119,420
Loans payable - discountinued operations	-	(210,957)
Gross proceeds from sale of stock and exercise of warrants/options	20,000	-
Cash dividend payment to preferred stockholders	-	(20,130)
Capital contribution from non-controlling interest owners	-	214,348
NET CASH PROVIDED BY FINANCING ACTIVITIES	151,505	(40,658)

EFFECT OF EXCHANGE RATE ON CASH	275,764	$(274,314)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,656,812)	(82,622)

CASH AND CASH EQUIVALENTS - beginning of period	3,437,838	12,563,126

CASH AND CASH EQUIVALENTS - end of period	$781,026	$12,563,126

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$299,921	$41,315
Cash paid for income taxes, net	$-	$31,789

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Preferred dividend paid in common stock	$40,260	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business and Organization

We are a U.S. based company that sources, produces and distributes industrial products in Asia, Europe, Australia, and the Americas.  We also provide business and financial consulting services to public and private American and Chinese businesses.  We operate in three identifiable segments, as defined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 280, “Segment Reporting:” Magnesium, Basic Materials and Consulting.  Beginning in 2006 we established our Magnesium and Basic Materials segments which have grown through acquisitions of controlling interests in Chinese private companies.  We consolidate these acquisitions as either wholly or majority owned subsidiaries.  Through our U.S. based industrial commodities business, we source, finance, manage logistics, and sell industrial commodities from North and South America for ultimate distribution in China.

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

We have defined various periods that are covered in this report as follows:

-	"fiscal 2013” – October 1, 2012 through September 30, 2013
-	"fiscal 2012” – October 1, 2011 through September 30, 2012
-	"fiscal 2011” – October 1, 2010 through September 30, 2011

Going Concern

For the six months ended March 31, 2013, the Company has incurred a net loss of approximately $3.96 million and used cash in operation of $4.10 million. The Company also has a working capital deficit of $1.17 million and its cash and cash equivalent and its revenues are not currently sufficient and cannot be projected to cover operating expenses in the coming year.  These factors raise substantial doubt as to the ability of the Company to continue as a going concern.  Management’s plans include attempting to raise funds through debt and equity financings, restructure on-going operations to eliminate inefficiencies and continue to sell assets to raise cash and meet operating needs. Management intends to make every effort to identify and develop sources of funds.  There is no assurance that management’s plans will be successful.

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
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013

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

Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates in fiscal 2013 and fiscal 2012 include the valuation of investments available-for-sale, the allowance for doubtful accounts receivable, the allowance for obsolete inventory, the fair value of stock-based compensation, the useful life of property, plant and equipment, and assumptions used in assessing impairment of long-term assets and assets held for sale.

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

Restricted cash, current

Restricted cash is cash not available for immediate use. Depending on when cash is expected to be used, we classify restricted cash as a current (short-term) or non-current (long-term) asset. In cases when restricted cash is expected to be used within one year after the balance sheet date, it is classified as a current asset. However, if restricted cash is not expected to be used within one year after the balance sheet date, it is classified as a non-current asset. As of March 31, 2013 and September 30, 2012 our current restricted cash was $20,558 and $21,954, respectively. Substantially all of our restricted cash is pledged as collateral for loans.

 Concentration of Credit Risks

Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash, trade accounts receivable and notes receivables. We deposit our cash with high credit quality financial institutions in the United States and PRC. As of March 31, 2013, we had no bank deposits in the United States that exceeded federally insured limits.  At March 31, 2013, we had deposits of $377,710 in banks in the PRC.  In the PRC, there is no equivalent federal deposit insurance as in the United States, so the amounts held in banks in the PRC are not insured. We have not experienced any losses in such bank accounts through March 31, 2013.

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 March 31, 2013

At March 31, 2013 and September 30, 2012, bank deposits by geographic area were as follows:

Country	March 31, 2013		September 30, 2012
United States	$403,316	52%	$468,450	14%
PRC	377,710	48%	2,969,388	86%
Total cash and cash equivalents	$781,026	100%	$3,437,838	100%

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

The financial assets and liabilities carried at fair value on a recurring basis at March 31, 2013 are as follows:

Financial assets and liabilities	Fair Value	Level 1	Level 2	Level 3
Marketable equity securities	$2,014,378	$2,014,378	$-	$-
Amounts payable using marketable securities receivable	(67,985)	(67,985)	-	-
Derivative warrant liabilities	(1,877)	-	-	(1,877)
	$1,944,516	$1,946,393	$-	$(1,877)

     The financial assets and liabilities carried at fair value on a recurring basis at September 30, 2012 are as follows:

Financial assets and liabilities	Fair Value	Level 1	Level 2	Level 3
Marketable equity securities	$344,252	$344,252	$-	$-
Receivable of marketable equity securities	2,189,720	2,189,720	-	-
Amounts payable using marketable securities receivable	(821,399)	(821,399)	-	-
Derivative warrant liabilities	(8,499)	-	-	(8,499)
	$1,704,074	$1,712,573	$-	$(8,499)

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013

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

Accounts and Notes Receivable

Accounts and notes receivable are reported at net realizable value. We have established an allowance for uncollectible accounts based upon factors pertaining to the credit risks of specific customers and clients, historical trends, aging of the receivable and other information.  Delinquent accounts are written off when it is determined that the amounts are uncollectible. There was no allowance for uncollectible accounts at March 31, 2013 and September 30, 2012.

Inventories

Inventories, consisting of raw materials and finished goods, are stated at the lower of cost or market utilizing the weighted average method. Inventories as of March 31, 2013 and September 30, 2012 were $7,931,519 and $5,655,568, respectively. Due to the nature of our business and the short duration of the manufacturing process of our products, there was no material work-in-process inventory at March 31, 2013 and September 30, 2012.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of (i) prepayments to vendors for merchandise that had not yet been shipped, (ii) other prepaid expenses, (iii) loans receivable and (iv) other receivables. At March 31, 2013 and September 30, 2012, prepaid expenses and other current assets were $7,790,116 and $5,889,331, respectively.

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
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013

Advances from Customers and Deferred Revenues

Advances from customers represent (i) prepayments to us for merchandise that had not yet been shipped to customers, and (ii) the fair value of securities received as compensation which will be amortized over the term of the respective consulting agreement.  We will recognize these advances as revenues as customers take delivery of the goods or when the services have been rendered, in compliance with our revenue recognition policy.  Advances from customers totaled $1,139,458 and $1,414,608 at March 31, 2013 and September 30, 2012, respectively while deferred revenue totaled $54,167 and $300,708, respectively.

Comprehensive income (loss)

We follow ASC 220, “Comprehensive Income” to recognize the elements of comprehensive income (loss). Comprehensive income (loss) is comprised of net income (loss) and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders.  Our comprehensive income (loss) for the six months ended March 31, 2013 and 2012 included net income (loss), foreign currency translation adjustments, unrealized gains or losses on marketable securities available-for-sale (non-related and related party), net of income taxes, and unrealized gains or losses on amounts receivable and payable in marketable securities available-for-sale.

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

Assets Held for Sale

Long-lived assets are classified as held for sale when certain criteria are met.  These criteria include: management’s commitment to a plan to sell the assets; the availability of the assets for immediate sale in their present condition; an active program to locate buyers and other actions to sell the assets has been initiated; the sale of the assets is probable and their transfer is expected to qualify for recognition as a completed sale within one year; the assets are being marketed at reasonable prices in relation to their fair value; and it is unlikely that significant changes will be made to the plan to sell the assets.  We measure long-lived assets to be disposed of by sale at the lower of carrying amount or fair value, less associated costs to sell.  At March 31, 2013 and September 30, 2012, we had three subsidiaries held for sale (See Note 16).

Foreign Currency Translation

The accompanying consolidated financial statements are presented in United States dollars.  The functional currency of our U.S. operations is the U.S. dollar and the functional currency of our Chinese subsidiaries is the Renminbi (“RMB”), the official currency of the PRC. Equity accounts in the consolidated financial statements are translated into United States dollars from RMB at their historical exchange rates when the capital transactions occurred.  Assets and liabilities are translated at the exchange rates as of the balance sheet date.  Income and expenditures are translated at the average exchange rates for the three and six month periods ended March 31, 2013 and 2012, respectively.  A summary of the conversion rates for the periods presented is as follows:

	March 31, 2013	September 30, 2012	March 31, 2012
Period end RMB: U.S. dollar exchange rate	6.2666	6.3190	6.3122
Average fiscal-year-to-date RMB: U.S. dollar exchange rate	6.2825	6.3198	6.3257

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through PRC authorized institutions.  No representation is made that the RMB amounts could have been, or could be, converted into United States dollars at the rates applied in the translation.

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013

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

We applied the provisions of ASC 740-10-50, “Accounting for Uncertainty in Income Taxes,” which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our consolidated financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. The Internal Revenue Service (IRS) is currently auditing our consolidated income tax return for 2008, 2010 and 2011 (See Note 17).

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

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013

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

In March 2013, the FASB issued ASU 2013-05 “Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity.” ASU 2013-05 addresses the accounting for the cumulative translation adjustment when a parent either sells part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. For public entities, the ASU is effective prospectively for fiscal years, and interim periods, within those years, beginning after December 15, 2013. Early adoption is permitted. The adoption of ASU 2013-05 is not expected to have a material impact on the Company’s consolidated financial statements.

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

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013

The following table presents the computation of basic and diluted loss per share for the three months and six months ended March 31, 2013 and 2012:

	For the Three Months ended March 31,		For the Six Months ended March 31,
	2013	2012	2013	2012
Net (loss) income allocable to common shareholders:
Continuing operations	$(2,315,381)	$2,019,115	$(4,200,265)	$5,369,253
Discontinued operations	614,088	(56,981)	237,603	(665,604)
Net (loss) income to common shareholders	$(1,701,293)	$1,962,134	$(3,962,662)	$4,703,649
Plus: preferred stock dividends	(20,130)	(20,130)	(40,260)	(40,260)

Net (loss) income allocable to common stockholders plus assumed conversions	$(1,931,676)	$1,989,458	$(3,891,205)	$5,100,035

Basic weighted average common shares outstanding	55,378,453	41,493,611	53,908,147	41,027,226
Plus: incremental shares from assumed conversions (1)
Convertible preferred stock	-	558,889	-	558,889
Unvested stock-based compensation	-	122,172	-	122,172

Dilutive weighted-average shares outstanding	55,378,453	42,174,672	53,908,147	41,708,287

Net (loss) income per common share - basic:
Net income (loss) from continuing operations	$(0.04)	$0.05	$(0.08)	$0.14
Net income (loss) from discontinued operations	$0.01	$(0.00)	$0.00	$(0.02)
Net (loss) income per common share - basic	$(0.03)	$0.05	$(0.08)	$0.12
Net (loss) income per common share - diluted:
Net income (loss) from continuing operations	$(0.04)	$0.05	$(0.08)	$0.14
Net income (loss) from discontinued operations	$0.01	$(0.00)	$0.00	$(0.02)
Net (loss) income per common share - diluted	$(0.03)	$0.05	$(0.08)	$0.12

(1) Securities are not included in the denominator in periods when anti-dilutive. We excluded 625,980 shares of our common stock issuable upon exercise of options and 2,129,130 shares of our common stock issuable upon exercise of warrants as of March 31, 2013 as their effect was anti-dilutive. We did not add any dilutive shares to the denominator for the six months ended March 31, 2013 as we had a loss.

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

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013

For the three months and six months ended March 31, 2012, the comparative effect of the change in accounting method and its pro forma impact on key components of our consolidated statement of operations is described below:

	For three months ended March 31, 2012		For six months ended March 31, 2012
	As reported	Straight- line	As reported	Straight- line
Revenues	$31,485,600	$31,485,600	$54,629,586	$54,629,586
Cost of revenues	25,470,017	26,221,868	43,392,778	44,144,629
Gross profit	$6,015,583	$5,263,732	$11,236,808	$10,484,957
Operating income	$3,619,611	$2,867,760	$6,256,065	$5,504,214
Net income	$1,962,134	$1,210,283	$4,703,649	$3,951,798
Net income to common stockholders	$1,989,458	$1,237,606	$5,100,035	$4,348,184

Basic and diluted income per common share:
Basic	$0.05	$0.03	$0.12	$0.11
Diluted	$0.05	$0.03	$0.12	$0.10
Basic weighted average common shares outstanding	41,493,611	41,493,611	41,027,226	41,027,226
Diluted weighted average common shares outstanding	42,174,672	42,174,672	41,708,287	41,708,287

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
•
$15,515,938 in shares of our common stock, with approximately $6,652,823 paid within 15 business days following the closing of the acquisitions and the balance $8,863,115 payable within 15 business days following satisfaction of certain post closing conditions which include the delivery of technical information, financial statements and other information. The value of these shares which are payable following the satisfaction of the post-closing conditions, which had not been met at March 31, 2013, are included in other payables – related parties (See Note 11) in the amount of $8,266,058 and $597,057 included in Other Liabilities (See Note 12); and

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

As of March 31, 2013 and September 30, 2012, the consolidated balance sheets include the net assets at fair value of Lingshi Magnesium and Golden Trust which were acquired by us as of the closing date on February 29, 2012.

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013

The table below provides the pro forma condensed financial statements of operations (unaudited) to give effect to the acquisition of Lingshi Magnesium and Golden Trust for six months ended March 31, 2012.

		Acquisition of
	CD International (excluding acquisitions)	Lingshi Xinghai	Golden Trust	Pro Forma Adjustments	Pro Forma (Consolidated)
	(unaudited)	(unaudited)	(unaudited)	(unaudited)(a)	(unaudited)
Total revenues	$54,629,586	$5,334,338	$10,785,025	$(2,494,056)	$68,254,893
Cost of revenues	43,392,778	5,163,513	10,507,347	(2,494,056)	56,569,582
Gross profit	$11,236,808	$170,825	$277,678	$-	$11,685,311
Operating income (loss)	$6,256,065	$39,659	$(82,738)	$-	$6,212,986
Net income	$4,703,649	$46,586	$4,095	$-	$4,754,330
Net income attributable to common stockholders	$5,100,035	37,269	$4,095	$-	$5,141,399

NOTE 5 – MARKETABLE SECURITIES AVAILABLE-FOR-SALE

Marketable securities available-for-sale and marketable securities available-for-sale-related party as of March 31, 2013 and September 30, 2012 consisted of the following financial instruments:

Company	Security type	March 31, 2013	% of Total	September 30, 2012	% of Total
Decor Products International, Inc.	Common stock	$12,113	1%	$23,752	7%
Sunwin Stevia International Inc.	Common stock	-	-%	270,000	78%
Linkwell Corporation	Common stock	221,190	11%	50,500	15%
Big Tree Group, Inc.	Common stock	1,781,075	88%	-	0%
Marketable securities available for sale		$2,014,378	100%	$344,252	100%

On February 14, 2013, we issued a secured promissory note of $300,000 to Yuejian (James) Wang, the CEO of the Company, with 730,000 shares of China Education International, Inc. common stock pledged as collateral. Additionally, on August 21, 2012, we issued secured promissory notes to four Chinese citizens in an aggregate amount of $1,000,000 for value received. These promissory notes were due on February 29, 2013 and are currently in default and bear an interest rate of 12% per annum. The promissory notes also are secured by 5,099,115 shares of China Education International, Inc. common stock, pledged as collateral for the $1 million. See Note 10-Loans Payable. In fiscal 2012, we recorded an other than temporary impairment of the fair value of our China Education International, Inc. marketable securities available for sale and the fair value at March 31, 2013 and September 30, 2012 is zero.

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
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013

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

In January 2013, we distributed 1.7 million shares of Big Tree Group, Inc. to employees and consultants for compensation and services rendered of which 300,000 shares were distributed James Wang. These marketable securities shares were value at fair market value on the grant date of $0.50 per common shares. Accordingly, during the six months ended March 31, 2013, we recorded compensation expense and consulting of approximately $325,000 and $525,000 respectively.

 NOTE 6 – ACCOUNTS AND NOTES RECEIVABLE

Accounts and notes receivable include a note receivable obtained in connection with the settlement of a lawsuit we filed seeking repayment of a loan from a former client. Accounts and notes receivable also include available-for-sale securities receivable. These receivables are carried at fair market value. Unrealized gains or loss on these receivables are recognized on a quarterly basis as an element of comprehensive income based on changes in the fair market value of the securities underlying the receivables. At March 31, 2013 and September 30, 2012, the fair value of receivable of marketable securities available-for-sale was $0 and $2,189,720, respectively. The table below presents the details on the accounts and notes receivable:

	March 31, 2013	% of Total	September 30, 2012	% of Total
Receivable of marketable securities available for sale	$-	-%	$2,189,720	20%
Notes receivable	398,940	9%	1,761,355	15%
Other trade receivables (1)	4,157,190	91%	7,276,380	65%
Total accounts and notes receivable	4,556,130	100%	11,227,455	100%
Allowance for uncollectible accounts	-		-
Net accounts and notes receivable	$4,556,130		$11,227,455

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

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013

NOTE 7 - INVENTORIES

Inventories at March 31, 2013 and September 30, 2012 consisted of the following:

	March 31, 2013	September 30, 2012
Raw materials	$3,986,142	$3,255,043
Finished goods	3,945,377	2,400,525
Total Inventory	$7,931,519	$5,655,568

Due to the nature of our business and the short duration of the manufacturing process for our products, there is no material work in progress inventory at March 31, 2013 and September 30, 2012

NOTE 8 - PREPAID EXPENSES AND OTHER CURRENT ASSETS

At March 31, 2013 and September 30, 2012, prepaid expenses and other current assets, consisted of the following:

Description	March 31 2013	September 30, 2012
Prepayments to vendors for merchandise that had not yet been shipped or services that had not been performed	$4,170,198	$2,010,003
Prepaid expenses	1,196,405	1,529,827
Receivable from sale of discontinued subsidiaries, net of long-term portion	2,330,107	2,303,475
Loans receivable	93,406	46,026
Total	$7,790,116	$5,889,331

NOTE 9 - PROPERTY, PLANT AND EQUIPMENT

At March 31, 2013 and September 30, 2012, property, plant and equipment, consisted of the following:

Description	Useful Life	March 31, 2013	September 30, 2012

Building	10-40 years	$19,981,082	$19,817,723
Manufacturing equipment	5-10 year	25,768,057	25,533,550
Office equipment and furniture	3-5 year	630,783	637,693
Autos and trucks	5 year	484,636	576,489
Construction in progress	N/A	388,210	505,966
Total		47,252,768	47,071,421
Less: accumulated depreciation		(7,435,832)	(6,676,828)
Property, Plant and Equipment, Net		$39,816,936	$40,394,593

For the six months ended March 31, 2013 and 2012, depreciation expense totaled $856,791 and $816,831, respectively.

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013

NOTE 10 - LOANS PAYABLE

Loans payable at March 31, 2013 and September 30, 2012 consisted of the following:

Description	March 31, 2013	September 30, 2012
China Direct Investments loan from China Discovery Investors, Ltd. Due on December 31, 2012. 1% monthly interest rate. Secured by 1,529,734 shares of the common stock of China Education International, Inc. See Note 5. (1)	$-	$400,000

China Direct Investments loan from Marc Siegel, $92,125 and Richard Galterio $17,850. Due on March 31, 2013 and currently in default. Lenders agree to waive interest. Secured by pledge of CD International Enterprises assets (1).	109,975	-

China Direct Investments loan from four Chinese citizens. Due on default. 12% annual interest rate. Secured by 5,099,115 shares of the common stock of China Education International, Inc. See Note 5.	1,000,000	1,000,000

China Direct Investments loan from Bin Zuo. Due on September 30, 2013. 18% semi-annual interest rate. Secured by pledge of CD International Enterprises assets.	420,000	-

Taiyuan Ruiming loan from Yuenuan Zhang. Due on June 24, 2013. 12% annual interest rate. Unsecured.	95,746	94,952
Total	1,625,721	1,494,952
Less: Current Portion	(1,625,721)	(1,494,952)
Loans payable, long-term	$-	$-

(1)
On February 14, 2013, the Company, China Discovery Investors, Ltd., a related party, and the members of China Discovery Investors entered into an agreement whereby the principal balance and unpaid interest was assigned to the individual members, including Yuejian (James) Wang, the Company’s CEO, and the due date was extended to December 31, 2013.  Mr. Wang is a member of China Discovery Investors, Ltd.

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013

NOTE 11 - RELATED PARTY TRANSACTIONS

List of Related Parties

We have specified the following persons and entities as related parties with ending balances as of March 31, 2013 and September 30, 2012:

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
▪
Excel Rise Technology Co., Ltd., a company organized under the laws of Brunei Darussalam (“Excel Rise”), is owned by Yiwei Magnesium Industry Co., Ltd. (Yiwei Magnesium”), an entity owned or controlled by Mr. Huang;

▪	Taiyuan Jinwei Magnesium Co., Ltd., a company organized under the laws of the PRC ("Taiyuan Jinwei Magnesium”), is legally represented by an officer of Chang Magnesium;
▪	Lawrence Wang, is the brother of Yuejian (James) Wang, the Company’s Chairman and Chief Executive Officer;
▪	Lawrence Wang, is the CEO and Chairman of Board of Dragon Capital Group, Corp., a company organized under the laws of the State of Nevada (“Dragon Capital Group”).
▪	Yuejian (James) Wang is the CEO of the Company and a principal of China Discovery Investors, Ltd. (“James Wang”)
▪	Robert Zhuang, is the CEO of CDI Shanghai Management Co., Ltd and the brother of Yuejian (James) Wang.

Accounts, loans, other receivable and prepaid expenses - related parties

As of March 31, 2013 and September 30, 2012, accounts, loans, and other receivables and prepaid expenses- related parties were $7,638,701 and $3,093,231, respectively, and consisted of accounts receivable – related party, prepaid to suppliers – related parties, and other receivables-related parties as set forth below:

Accounts Receivable – related parties

At March 31, 2013 and September 30, 2012, accounts receivable – related parties for inventory provided were $335,110 and $29,372, respectively, as follows:

CD International Subsidiary	Related Party	March 31, 2013	September 30, 2012
Xinghai Magnesium	Yihong Magnesium	$335,110	$-
Ruiming Magnesium	Yihong Magnesium	-	13,309
Ruiming Magnesium	Yiwei Magnesium	-	16,063
Total Accounts Receivable-related parties		$335,110	$29,372

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013

Prepaid Expenses – related parties

At March 31, 2013 and September 30, 2012, prepaid expenses – related parties for future delivery of inventory were $2,079,955 and $698,500, respectively, as follows:

CD International Subsidiary	Related Party	March 31, 2013	September 30, 2012
Ruiming Magnesium	Yiwei Magnesium	$-	$29,943
IMTC	Pine Capital	2,079,955	668,557
Total Prepaid Expenses-related parties		$2,079,955	$698,500

Other Receivables- related parties

At March 31, 2013 and September 30, 2012, other receivables-related parties for working capital purposes were $5,223,636 and $2,365,359, respectively, as follows:

CD International Subsidiary	Related Party	March 31, 2013	September 30, 2012
Chang Magnesium	Yiwei Magnesium	$4,536,754	$2,318,674
Ruiming Magnesium	Yiwei Magnesium	424,379	7,913
Xinghai Magnesium	Yiwei Magnesium	246,545	-
CDI Shanghai	Dragon Capital Group Corp.	15,958	38,772
Total Other Receivable-related parties		$5,223,636	$2,365,359

Accounts and other payables-related parties

As of March 31, 2013 and September 30, 2012, accounts and other payables – related parties were $15,322,780 and $12,600,716, respectively, and consisted of accounts payable – related parties, other payables- related parties, and loan payable – related parties as set forth below:

Accounts Payable – related parties

At March 31, 2013 and September 30, 2012, accounts payable – related party for purchases of goods were $10,827 and $162,074, respectively, as follows:

CD International Subsidiary	Related Party	March 31, 2013	September 30, 2012
Ruiming Magnesium	Taiyuan Jinwei Magnesium	$8,010	$-
Golden Trust Magnesium	Yiwei Magnesium	2,817	-
IMTC	Wheaton	-	162,074
Total Accounts Payable-related parties		$10,827	$162,074

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013

Other Payables- related parties

At March 31, 2013 and September 30, 2012, other payables- related parties were $10,291,808 and $10,438,642, respectively, as follows:

CD International Subsidiary	Related Party	March 31, 2013	September 30, 2012
Beauty East	Kung Tong	$86,516	$92,665
CDI Metal	Robert Zhuang	28,724	-
Chang Magnesium	Excel Rise	1,758,914	1,957,987
Golden Trust Magnesium	Yiwei Magnesium	71,809	-
Golden Trust Magnesium	Yihong Magnesium	71,809
Ruiming Magnesium	Yiwei Magnesium	7,979	121,934
CDII	Yiwei Magnesium	8,266,057	8,266,056
Total Other Payables-related parties		$10,291,808	$10,438,642

Loan Payables – related parties

At March 31, 2013 and September 30, 2012, loan payables – related parties were $5,020,065 and $2,000,000 respectively, as follows:

CD International Subsidiary	Related Party	March 31, 2013	September 30, 2012
CDII	James Wang	$309,132	$-
IMTC	Yuwei Huang	4,710,933	2,000,000
Total Loan Payables-related parties		$5,020,065	$2,000,000

On February 14, 2013, China Direct Investments issued a secured promissory note of $309,132 to James Wang in connection with the assignment of note payable from China Discovery Investors, whereby the principal balance and unpaid interest was assigned to Mr. Wang. The note is secured by 730,000 share of China Education International, Inc. common stock pledge (See Note 5). This note is due on December 31, 2013 and bears at interest at 12% per annum.

From April 2012 to November 2012, for working capital purpose, IMTC issued unsecured promissory notes totaled $4,600,000 plus unpaid interest of $110,933, to Yuwei Huang. The loan bears interest at 12% per annum and is due on demand.

NOTE 12 – OTHER LIABILITIES

Other liabilities included the following as March 31, 2013 and September 30, 2012:

Account	March 31, 2013	September 30, 2012
Other payables	$387,990	$947,735
Payables for acquisitions	1,904,980	2,283,916
Accrued salary payable	331,539	1,025,790
Derivative liabilities	1,877	8,499
Accrued dividend payable	20,130	20,130
Total other liabilities	$2,646,516	$4,286,070

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013

NOTE 13 – CAPITAL STOCK

Preferred Stock and Related Dividends

As of March 31, 2013 and September 30, 2012 there were 1,006 shares of Series A Convertible Preferred Stock outstanding. The dividends are payable in cash or shares of our common stock at our option subject to certain provisions. If paid in shares of common stock, the stock shall be valued at the lower of the conversion price or the average of the weighted average price of the 10 consecutive trading days immediately preceding the dividend date. During the three months ended March 31, 2013, we paid $20,130 of ordinary dividends in the form of 85,297 shares of our common stock.

Derivative liabilities

As of March 31, 2013, the carrying amounts of the derivative liabilities for preferred stock conversion option and warrants were $1,877 and $0, respectively. As of September 30, 2012, the carrying amounts of the derivative liabilities for preferred stock conversion option and warrants were $8,448 and $51, respectively. The fair value of derivative liabilities is included in other liabilities, and the net change in fair value during the period is included in operating expenses. Inputs used in making the determination were as follows:

	March 31, 2013	September 30, 2012
Inputs for conversion option valuation – covered call
Asset price on valuation date	$0.07	$0.24
Exercise price	$9.80	$9.80
Estimated years to exercise	4.93	5.42
Expected volatility factor	108%	100%
Risk free rate	0.77%	0.62%

Inputs for conversion option valuation – short call
Asset price on valuation date	$0.07	$0.24
Exercise price	$1.80	$1.80
Estimated years to exercise	4.93	5.42
Expected volatility factor	108%	100%
Risk free rate	0.77%	0.62%

Common Stock

We have 1,000,000,000 shares of common stock, par value $.0001, authorized. At March 31, 2013 there were 55,577,949 shares of common stock issued and outstanding and there were 51,490,798 shares of common stock issued and outstanding at September 30, 2012.

During the six months ended March 31, 2013, we paid $40,260 of ordinary dividends on our Series A Convertible Preferred Stock in the form of 265,785 shares of our common stock.

During the six months ended March 31, 2013, we issued a total of 4,087,151 shares of our common stock comprised of: 264,208 shares, valued at $25,789 to members of our advisory board as compensation, 1,624,224 shares, valued at $197,979 to consultants for services, and 1,732,934 shares, valued at $184,757 to employees as compensation.

In October 2012, the Company issued 200,000, shares on common stock in connection with the exercise of 200,000 stock options for proceeds of cash of $20,000.

Stock Incentive Plans

On August 16, 2006, our board of directors authorized the 2006 Equity Plan (the “2006 Equity Plan”) covering 10,000,000 shares of our common stock, which was approved by a majority of our shareholders on August 16, 2006. At March 31, 2013 and September 30, 2012, there were options outstanding to purchase an aggregate of 12,000 shares of common stock outstanding under the 2006 Equity Plan at exercise prices of $7.50 per share.

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013

On October 19, 2006, our board of directors authorized the 2006 Stock Plan (the “2006 Stock Plan”) covering 2,000,000 shares of our common stock. As the 2006 Stock Plan was not approved by our shareholders prior to October 19, 2007, we may no longer award incentive stock options under the 2006 Stock Plan and any incentive stock options previously awarded under the 2006 Stock Plan were converted into non-qualified options upon terms and conditions determined by the board of directors, as nearly as is reasonably practicable in their sole determination, to the terms and conditions of the incentive stock options being so converted. At March 31, 2013 and September 30, 2012, there were no options outstanding under the 2006 Stock Plan.

On April 25, 2008, our board of directors adopted the 2008 Executive Stock Incentive Plan covering 1,000,000 shares of our common stock, which was approved by a majority vote of our shareholders on May 30, 2008. As of March 31, 2013, we granted 747,496 shares had been issued under this plan. On August 29, 2011, our board of directors approved and on August 3, 2012 our shareholders approved an amendment to our 2008 Executive Stock Incentive Plan to increase the number of shares of our common stock which may be granted under the plan from 1,000,000 to 2,500,000.

On April 25, 2008, our board of directors adopted the 2008 Non-Executive Stock Incentive Plan covering 3,000,000 shares of our common stock, which was approved by a majority vote of our shareholders on May 30, 2008. As of March 31, 2013, we issued 2,877,751 shares of restricted stock. On August 29, 2011, our board of directors approved and on August 3, 2012 our shareholders approved an amendment to our 2008 Non-Executive Stock Incentive Plan to increase the number of shares of our common stock which may be granted under the plan from 3,000,000 to 4,500,000.

On July 18, 2012, our board of directors authorized our 2012 Equity Compensation Plan (the “2012 Plan”) covering 5,000,000 shares of common stock.  As of March 31, 2013 we granted 4,896,720 shares of our common stock and restricted stock awards under this plan.

On December 19, 2012, our board of directors authorized our 2008 Executive Incentive Plan New (the “2008 EIP New”) covering 1,500,000 shares of common stock.  As of March 31, 2013 we granted 750,000 shares of our common stock and restricted stock awards under this plan.

On December 19, 2012, our board of directors authorized our 2008 Non-Executive Incentive Plan New (the “2008 Plan New”) covering 1,500,000 shares of common stock.  As of March 31, 2013 we have not granted any shares of our common stock and restricted stock awards under this plan.

The following table sets forth our stock option activities at March 31, 2013 and for the six months ended March 31, 2013:

	Number of Option	Weighted Average Exercise Price	Aggregate Intrinsic Value
Balance at September 30, 2012	2,142,980	$15.90	-
Granted	200,000	0.10	-
Exercised	(200,000)	0.10	-
Forfeited or cancelled	(1,517,000)	18.34	-
Balance at March 31, 2013	625,980	$10.01	-
Options exercisable at March 31, 2013	625,980	$10.01	-

The remaining contractual life and exercise price of options outstanding and exercisable at March 31, 2013 are as follows:

Number of options outstanding and exercisable	Exercise price	Remaining contractual life (Years)
400	$2.25	1.55
625,000	$10.00	0.76
500	$15.00	0.19
80	$56.25	1.67
625,980	$10.01

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013

Common Stock Purchase Warrants

A summary of the status of our outstanding common stock purchase warrants granted as of March 31, 2013 and changes during the period is as follows:

	Number of Warrants	Weighted Average Exercise Price	Aggregate Intrinsic Value
Balance at September 30, 2012	4,179,130	$4.83
Granted	-	-
Exercised	-	-
Forfeited or cancelled	(2,050,000)	7.57
Balance at March 31, 2013	2,129,130	$2.20	-
Warrants exercisable at March 31, 2013	2,129,130	$2.20	-

The following information applies to all warrants outstanding and exercisable at March 31, 2013.

Number of Warrants outstanding and exercisable	Exercise Price	Remaining contractual life (Years)
777,778	$2.00	3.26
1,351,352	$2.31	1.71
2,129,130

NOTE 14 – NON-CONTROLLING INTERESTS

As of March 31, 2013 and September 30, 2012, our consolidated balance sheets reflected total non-controlling interest of $4,608,812 and $4,688,371, respectively, which represent the equity portion of our subsidiaries held by non-controlling interests shareholders in two of our segments, as follows:

Segment	March 31, 2013	September 30, 2012
Magnesium Segment	$4,609,119	$4,688,109
Basic Materials Segment	(306)	262
Total	$4,608,812	$4,688,371

NOTE 15 - SEGMENT INFORMATION

For the three and six months ended March 31, 2013 and 2012, the Company operated in three reportable business segments - (1) the Magnesium Segment where we produce, sell and distribute pure magnesium ingots, magnesium powder and magnesium alloy, (2) Basic Materials segment where we sell and distribute of a variety of products, including iron ore products, non-ferrous metals, recycled materials, and industrial commodities, and (3) the Consulting segment where we provide business and financial consulting services to U.S. public companies that operate primarily in China. The Company's reportable segments are strategic business units that offer different products. They are managed separately based on the fundamental differences in their operations.  Information with respect to these reportable business segments for the three and six months ended March 31, 2013 and 2012 is as follows:

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013

	For the three months ended March 31,		For the six months ended March 31,
Revenues:	2013	2012	2013	2012
Magnesium (1)	$16,390,793	$25,870,727	$32,960,287	$43,848,287
Basic Materials	416,966	670	440,186	670
Consulting	164,831	5,614,203	352,895	10,780,629
Total Revenue:	$16,972,590	$31,485,600	$33,753,368	$54,629,586

	For the three months ended March 31,		For the six months ended March 31,
Depreciation:	2013	2012	2013	2012
Magnesium	$397,627	$239,137	$771,632	$731,636
Basic Materials	6,023	6,320	12,732	12,629
Consulting	22,247	32,217	72,427	72,566
Total Depreciation:	$425,897	$277,674	$856,791	$816,831

	For the three months ended March 31,		For the six months ended March 31,
Interest income (expense)	2013	2012	2013	2012
Magnesium	$(207,543)	$(6,560)	$(348,962)	$(10,883)
Basic Materials	(7,638)	798	(7,475)	1,854
Consulting	(40,368)	87,117	(89,053)	182,939
Total Interest income (expense)	$(255,549)	$81,355	$(445,490)	$173,910

	For the three months ended March 31,		For the six months ended March 31,
Income (loss) from operation	2013	2012	2013	2012
Magnesium	$(477,949)	$(143,165)	$(1,585,567)	$(729,569)
Basic Materials	349,761	(132,559)	269,116	(270,216)
Consulting	(1,922,945)	3,895,335	(2,800,202)	7,255,850
Total income (loss) from operation	$(2,051,133)	$3,619,611	$(4,116,653)	$6,256,065

Total assets at March 31, 2013 and September 30, 2012 by segment:

Magnesium	$69,639,941	$68,732,451
Basic Materials	2,856,940	4,939,190
Consulting	5,924,044	4,148,703
Total assets	$78,420,925	$77,820,344

(1) Revenues from related parties were $0 and $570,999 during the six month ended March 31, 2013 and 2012, respectively. We had revenues from related parties of $5,439 and $23,568 during the three months ended March 31, 2013 and 2012, respectively.

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013

Geographic Information

Revenues for the three months and six months ended March 31, 2013 and 2012, classified by the major geographic areas in which our customers are located, were as follows:

	For the three months ended March 31,		For the six months ended March 31,
	2013	2012	2013	2012
PRC	$7,611,020	$8,025,065	$14,925,992	$14,384,535
Other Asian countries	932,176	3,458,472	2,144,972	7,544,350
Australia	1,777,905	2,506,820	2,268,801	4,457,149
Europe	1,727,908	3,818,306	4,284,802	4,827,085
North America	4,506,615	9,690,836	9,688,615	18,117,350
South America	416,966	3,986,101	440,186	5,299,117
Total Revenues	$16,972,590	$31,485,600	$33,753,368	$54,629,586

Total of long-term assets as of March 31, 2013 and September 30, 2012, classified by the major geographic areas, follows:

	March 31, 2013	September 30, 2012
PRC	$44,491,493	$45,268,850
South America	12,940	19,570
United States of America	82,828	115,516
Total Long-term assets	$44,587,261	$45,403,936

NOTE 16 – DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

In the fourth quarter of fiscal 2012, we decided to discontinue operations for the following subsidiaries:

-	Lang Chemical
-	CDI Beijing;
-	CDI Jingkun Zinc;
-	CDI Jixiang Metal; and
-	Baotou Changxin Magnesium

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

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013

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

For the six months ended March 31, 2012, the results of operations from CDI Beijing and Lang Chemical were included in our consolidated statements of operations as a discontinued operation, while their assets, liabilities and equity were not reflected on our consolidated balance sheets as of September 30, 2012 and March 31, 2013 as they were sold prior to September 30, 2012.

The results of operations from CDI Jingkun Zinc, CDI Jixiang Metal and Baotou Changxing Magnesium were included in our consolidated statements of operations for the three and six months ended March 31, 2013 and 2012 as a line item under loss from discontinued operations. The asset and liabilities associated with the three discontinued operations were reflected as current assets or liabilities held for sale in our balance sheets.

The following table sets forth for the three months and six months ended March 31, 2013 and 2012 indicated selected financial data of the Company’s discontinued operations.

	For the three months ended March 31,		For the six months ended March 31,
	2013	2012	2013	2012
Revenues	$-	$10,456,303	$-	$24,224,215
Cost of sales	-	9,998,642	-	23,308,234
Gross profit	-	457,661	-	915,981
Gain (loss) from discontinued operations, net of tax	208,201	(56,981)	(168,284)	(665,604)
Gain (loss) from disposal, net of tax	405,887		405,887
Gain (loss) from discontinued operations	$614,088	$(56,981)	$237,603	$(665,604)

NOTE 17 - COMMITMENTS AND CONTINGENCIES

Income Tax Matters

The IRS is currently auditing our consolidated income tax return for 2008, 2010 and 2011. We expect the audits to be completed in fiscal 2013. The IRS has proposed an adjustment to our 2008, 2010 and 2011 taxable income and penalties of approximately $4.6 million (approximately $3.1 million in income tax and $1.5 million in penalties) primarily related to transfer pricing issues pursuant to IRC section 482. In May 2013, the case was sent to the Appeals division of the Internal Revenue Service. At present we are in the process of waiting for the Service to assign an examiner to determine the validity of our position as it relates to the transfer pricing issue. We retained an independent accounting firm that has conducted an independent transfer pricing study, an evaluation of the tax basis value of marketable securities received for services, and an analysis of the allocation of the related costs and expenses associated with such revenues. As a result of such study and as a result of net operating tax loss carry forwards, we believe that no income tax or penalties will be accessed against us by the IRS and we intend to vigorously defend our position. If we are unable to defend our position, any such adjustment could have a material effect on the Company’s results of operations and financial position and liquidity.

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013

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

On September 24, 2012 the Bankruptcy Court entered an order (the “Order Approving Settlement Agreement”) approving a June 10, 2012 settlement agreement, as amended on August 23, 2012 (collectively, the “Settlement Agreement”) among CD International Enterprises, Inc. and its subsidiaries, CDI China, Inc., China Direct Investments, Inc., and International Magnesium Group, Inc. (collectively, the “CD Affiliates”) and Sonya Salkin, the Trustee on behalf of CDII Trading in the Bankruptcy Case. Under the terms of the Settlement Agreement, the CD Affiliates, jointly and severally, purchased all of the assets of CDII Trading which included all contractual rights to purchase iron ore and any surplus property in the estate after a final determination and payment of creditor claims. The CD Affiliates also retained all their rights to object and contest the claims filed in the Bankruptcy Case, including the claims of Sunskar, Ltd. and Trafigura Beheer, N.V. The Settlement Agreement also provides for a release of all claims of the Trustee regarding the Bankruptcy Case against the CD Affiliates. In exchange for these rights, the CD Affiliates agreed to pay the estate in Bankruptcy Case $1,200,000, of which, $925,000 has been paid and a balance of $275,000 is payable in monthly installments of $45,833.33 until paid. Should the CD affiliates be successful in any efforts to object and contest any of the claims, currently totaling $1.34 million, any monies remaining in the estate after payment of claims and administrative costs shall be returned to the CD Affiliates. There can be no assurance, however, that the CD Affiliates will be successful in their efforts to object to these claims. In the event the CD Affiliates fail to make any payment due or default under any term or condition under the Settlement Agreement, subject to a cure period, the Trustee is entitled to a judgment of $3,243,000 against the CD Affiliates, jointly and severally.

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

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013

In October 2012, Sunskar filed a Notice of Appeal of the Order Approving Settlement Agreement and the Temporary Bar Order.

In October 2012, CDII Trading was acquired by CDII Minerals, Inc. CDII Minerals owned all of assets and liabilities of CDII Trading and including its contract rights and legal claims.

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

NOTE 18- SUBSEQUENT EVENTS

On April 5, 2013, we paid $20,130 of dividends on our shares of Series A Convertible Preferred Stock in the form of 247,516 shares of our common stock.

In April 2013, we issued 856,000 shares of common stock to employees and consultants for services rendered and to be rendered in the future.

On April 24, 2013, the Company re-negotiated with the shareholders of Golden Trust and Lingshi Xinghai for the second payment of magnesium acquisitions, agreeing upon the following terms:

•
The recalculation of shares due as Second Payment will be based on $.105 per share (the 6-month average closing price of CDII’s common stock from October 23, 2012 to April 22, 2013) instead of $.946 per share.

•
The Company shall issue 41,524 shares of convertible series D preferred stock and RMB 28,766,866 (via Magnesium company cash flow) to the shareholders of Golden Trust and Lingshi Xinghai.  41,524 shares of convertible series D preferred stock can be converted to our common stock at 1:100, and each share of the preferred shares is valued at $10.50 per share.

•	Second Payment shares are to be issued within 15 days after the completion of the conditions set forth on Section 5.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

The following discussion and analysis of our consolidated financial condition and results of operations for the three months and six months ended March 31, 2013 and 2012 should be read in conjunction with the consolidated financial statements and other information presented in our Annual Report on Form 10-K for the year ended September 30, 2012 as filed with the Securities and Exchange Commission on March 31, 2013 and with the consolidated financial statements and other information presented in this Quarterly Report on Form 10-Q.

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

OUR OUTLOOK

A significant portion of our business and operations are in China and, accordingly, its national economy plays a significant role in our results of operations. China’s gross domestic product growth (GDP) rate grow to approximately 7.9% in the fourth quarter of calendar year 2012, up from 7.4% in the third calendar quarter of 2012, and up from 7.6% in the second quarter, as compared to the same period in calendar 2011, thanks to accommodative policy, inventory restocking, faster infrastructure investment and a heating up of the housing market. Although the full year growth of 7.8% is the weakest since 1999, evidence of a burgeoning recovery in exports, stronger than expected industrial output and retail sales, together with robust fixed asset investment, all indicated that Beijing's pro-growth policy mix has gained sufficient traction to underpin a revival without yet igniting inflationary risks. In order to boost the economic growth, China’s Central Bank cut the nation’s commercial banks’ reserve requirement ratio by 0.5 percentage point, the first such cut since December 2008, and in June 2012 cut the interest rate twice, in order to provide additional liquidity for commercial lending. This represents a significant shift in China’s economic policy signaling that China has put economic growth at the top of its agenda, rather than concerns about inflation. China's import fell 2.6% year-on-year in August 2012 while exports grew a lackluster 2.7% over the same period. The poor export growth reading in August of 2012 confirmed the weakness of the export sector in China's economy. Profits at China's major industrial enterprises fell more steeply in August 2012, extending the decline into a fifth straight month as earnings were dragged down by the continued slowdown in economic growth and rising labor costs.

During fiscal 2012 and continuing into the first six months of fiscal 2013 the overall economic environment, particularly in China, showed no improvement, and our Basic Materials segment continued to struggle with slower customer demand due to tightened credit conditions in China impacting customer financing needs to purchase our products. We face a number of challenges in continuing the growth of our business, which is primarily tied to the overall health of the global economy. During the fourth quarter of fiscal 2012, we took certain steps in an effect to realign our investments, and streamline and restructure our operations in China, in our Basic Materials segment, as we shift our business and strategic focus in the Basic Materials segment to the expansion of our industrial commodities sourcing and distribution business in the Americas. As discussed above, we sold our 51% interest in Lang Chemical for $1.2 million in late September 2012 and in October 2012 we also sold our 51% interest in CDI Beijing for $1.6 million as part of our streamline steps and restructuring strategy to redirect our investments to our industrial commodities in the Americas so as to maximize our profits and cash flow during fiscal 2013 and beyond.

Information On Trends Impacting Our Reporting Segments Follows:

Magnesium segment.

According to the International Magnesium Association (IMA), an industry trade group, from January 2012 to December 2012(most recent available data) China's domestic magnesium exports totaled approximately 371,100 metric tons, down 7% compared to the same period in 2011. However, according to statistics by the General Administration of Customs in China, as published by China Minor Metals, the global magnesium demand volume in 2012 reached 745,000 tons, increased by 7.5% over 2011, of which, the aluminum magnesium alloy's demand for magnesium reached 280,000 tons with the year-on-year growth of 14% and automobile die pressed casting demand for magnesium reached 210,000 tons with the growth of 10%. In recent months, particularly in the months of January 2013 and February 2013, China magnesium prices stabilized as supplies increased due to expanded production capacity in 2013 and increased demand due to the improved global economy system.

Our average magnesium sales price over the second quarter of fiscal 2013 was approximately $2,649 per metric ton, compared to an average magnesium sales price of approximately $2,757 per metric ton. Magnesium prices incrementally improved over the course of fiscal 2011 reflecting an improved worldwide demand pattern during the first three quarters of calendar 2011, characterized by a gradual increase in prices driven by an increased demand from the global aerospace, automotive and consumer electronics sectors. This was followed by a softening in overall demand beginning in October 2011, which has continued through the second quarter of fiscal 2013, mostly due to renewed concerns over the European debt crisis, tightening credit availability in China forcing domestic competitors to liquidate inventory to raise cash balances and a general slowdown in China manufacturing activities. As a result of the removal of the 10% export tax on magnesium by Chinese government effective January 1, 2013, we build additional inventory during the second quarter of 2013 in anticipation of an improvement in demand in later quarters of 2013 due to the positive impact of tax removal and the recovery of European car industry.

Basic Materials Segment.

 As a result of the substantial economic slowdown and lack of new sales in the domestic market in China for our specialty chemicals and steel related products, we disposed of the two main subsidiaries in the fourth quarter of fiscal 2012, and have further realigned our capital investment in these businesses toward our industrial commodities and distribution business in the Americas in an effort to permit us to maximize our revenues, gross profit, and cash flow in this segment in fiscal 2013 and in future years. For the three months ended March 31, 2013 and 2011, we reflected the operations of Lang Chemical and CDI Beijing as a discontinued operation.

As previously disclosed, in fiscal 2012, our operations in Chile experienced shipping delays due to a longer than expected timeframe to receive port authority approval to export the iron ore. During the third quarter of fiscal 2012 we also worked to establish new relationships with suppliers/exporters. One of our suppliers/exporters received port authority approval for shipment during the fourth quarter of fiscal 2012. In the second quarter of fiscal 2013, we sold seven thousand metric tons of iron ore and generated revenue of $417,000. In Bolivia, we established new relationships with a supplier and are working with an engineering specialist to further strengthen our sourcing capabilities and a logistics provider to meet our inland transportation needs.

Consulting Segment.

Our Consulting segment revenues primarily consist of consulting and advisory service fees we received from certain publicly traded U.S. companies with their primary business operations located in the PRC. We receive a fixed number of shares of their marketable securities or fees from those client companies, including both recurring and one-time transaction fees for services provided to clients. Consulting segment revenues vary from period to period depending upon the timing, nature and scope of services we provide to a particular client. We don't see any potential of increase of demand for our consulting services in fiscal 2013. In fiscal 2013, we will continue our marketing initiative for our One-Stop China Value™  program in an effort to capitalize on the current environment. This program is designed to implement a broad range of strategies to enhance and maximize shareholder value for China-based U.S. public companies. Other marketing plans include sponsoring trade symposiums, investment forums, and forming strategic alliances with industry and trade associations.

GOING CONCERN

Our consolidated financial statements have been prepared assuming we will continue as a going concern. The report of our independent registered accounting firm on our financial statements for the year ended September 30, 2012 contained a qualification as to our ability to continue as a going concern. For the six months ended March 31, 2013, we reported a net loss of approximately $3.96 million and cash used in operating activities of $4.10 million, respectively. At March 31, 2013 we had a working capital deficit of $1.17 million and our revenues for the second quarter of fiscal 2013 declined approximately 46% from the comparable period in fiscal 2012. These, among other issues, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of these uncertainties.

RESULTS OF OPERATIONS

Presentation of discontinued operations

As described elsewhere in this report, during the fourth quarter of 2012 we sold our interests in Lang Chemical and CDI Beijing and discontinued the operations of CDI Jingkun Zinc and CDI Jixiang Metal, all of which were part of our Basic Materials segment. In addition, in the fourth quarter of 2012, we discontinued the operations of Baotou Changxin Magnesium which was part of our Magnesium segment and also took an impairment charge for Chang Magnesium. The results of operations of each of these entities, and all related costs of revenues and operating expenses, for the first six months of fiscal 2013 and the first six months of fiscal 2012 are included in discontinued operations appearing on consolidated statements of operations and comprehensive income (loss) appearing later in this report. As a result, all data presented below is after adjustment for discontinued operations on a comparative basis shown separately in our statement of operations.

Summary of Selected Consolidated Financial Information

	Three months ended March 31,
	2013		2012
	Amount	% of Revenues	Amount	% of Revenues
Magnesium segment	$16,390,793	97%	$25,870,727	82%
Basic Materials segment	416,966	2.5%	670	0.0%
Consulting segment	164,831	1%	5,614,203	18%
Consolidated Revenues	$16,972,590	100%	$31,485,600	100%
Cost of revenues	16,327,448	96%	25,470,017	81%
Gross profit	645,142	3.8%	6,015,583	19%

Total operating expenses	2,696,275	16%	2,395,972	8%
Total operating (loss) income	$(2,051,133)	(12%)	$3,619,611	11%

	Six months ended March 31,
	2013		2012
	Amount	% of Revenues	Amount	% of Revenues
Magnesium segment	$32,960,287	98%	$43,848,287	80%
Basic Materials segment	440,186	1.3%	670	0.0%
Consulting segment	352,895	1%	10,780,629	20%
Consolidated Revenues	$33,753,368	100%	$54,629,586	100%
Cost of revenues	33,052,413	98%	43,392,778	79%
Gross profit	700,955	2.1%	11,236,808	21%

Total operating expenses	4,817,608	14%	4,980,743	9%
Total operating (loss) income	$(4,116,653)	(12%)	$6,256,065	12%

Consolidated Revenues

Revenues in the second quarter of fiscal 2013 decreased by 46.1%, as compared to the second quarter of fiscal 2012, primarily due to a decrease of 97% in revenues from the Consulting segment due to the lack of new clients, and 37% decrease in revenues from our Magnesium segment. For the six months of fiscal 2013, our revenues decreased 38.2%, as compared to the same period in fiscal 2012, as a result of a decreased in revenues of almost 100% within our Consulting segment and 24.8% within our Magnesium segment.

Analysis of Operating Results by Segment

A summary of our comparative operating results by segment for the three months and six months ended March 31, 2013 and 2012 is as follows:

Magnesium Segment	Three months ended March 31,		Six months ended March 31,
	2013	2012	2013	2012
Total revenues	$16,390,793	$25,870,727	$32,960,287	$43,848,287
Cost of revenues	15,990,080	25,191,948	32,491,790	43,026,381
Gross profit	206,434	678,779	468,497	821,906
Total operating expenses	684,382	821,945	2,054,063	1,551,475
Operating (loss)	$(477,948)	$(143,166)	$(1,585,566)	$(729,569)
)

Basic Materials Segment	Three months ended March 31,		Six months ended March 31,
	2013	2012	2013	2012
Total revenues	$416,966	$670	$440,186	$670
Cost of revenues	-	758	0	758
Gross profit	416,966	(88)	440,186	(88)
Total operating expenses	67,204	132,471	171,070	270,128
Operating income (loss)	$349,762	$(132,559)	$269,116	$(270,216)

Consulting Segment	Three months ended March 31,		Six months ended March 31,
	2013	2012	2013	2012
Total revenues	$164,831	$5,614,203	$352,895	$10,780,629
Cost of revenues	337,368	277,311	560,623	365,639
Gross profit	(172,537)	5,336,892	(207,728)	10,414,990
Total operating expenses	1,750,410	1,441,554	2,592,475	3,159,140
Operating (loss) income	$(1,922,947)	$3,895,338	$(2,800,203)	$7,255,850

Revenues by Segment

Our Magnesium segment sold and distributed approximately 5,959 metric tons of magnesium, including 221 metric tons of magnesium powder, generating revenues of $16.39 million for the second quarter of fiscal 2013 (included revenue – related party of $5,439), as compared to 9,329 metric tons, including 278 metric tons of magnesium powder, for revenues of $25.87 million for the second quarter of fiscal 2012 (including revenue – related party of $23,568).  For the first six months of fiscal 2013, our Magnesium segment sold and distributed approximately 11,693 metric tons and generating revenues of $15.78 million, as compared to 15,674 metric tons on revenue of $43.8 million in the same period of fiscal 2012, after adjustment for discontinued operations on a comparative basis shown separately in our statement of operations. The average sales price of our magnesium for ingot and powder sales for the second quarter of fiscal 2013, excluding processing fees, decreased by 3.9% and volume decreased by 36.1% resulting in lower revenues for the second quarter of fiscal 2013. The average sales price of our magnesium segment for the first six month of fiscal 2013 decreased by 5.3% and volume decreased by 25.4%, resulting in a decrease of 24.8% in sales volume. Included in the $16.39 million of magnesium segment revenues for the second quarter of fiscal 2013 was approximately $0.62 million and for the first six months of fiscal 2013 was about $1.58 million in processing fees which is a new source of revenue for selling reduction tanks for the Magnesium segment. During the second quarter of fiscal 2013, our related party revenue was $5,439 and was related to an adjustment to revenue that was previously recorded in the fourth quarter of fiscal 2012. We did not have any addition revenue to related party in the first six months of fiscal 2013 to offset this adjustment.

Our Basic Materials segment generated approximately $416,966 in revenues in the second quarter and $440,186 in the six months of fiscal 2013, as compared to $670 for the second quarter and the first six months of fiscal 2012 and was related to the sale of iron ore within Chile.

Consulting segment revenues vary from period to period depending upon the timing, nature and scope of services we provide to a particular client. Our Consulting segment generated $0.16 million in revenues during the second quarter and $0.35 million in the first six months of fiscal 2013, as compared to $5.61 million in the second quarter and $10.8 million in the first six months of fiscal 2012, primarily due to lack of new clients. During the second quarter of fiscal 2012, we received marketable securities for services provided to one new client which accounted for 93% of our Consulting segment revenue.

Consolidated Gross Profit

Our consolidated gross profit in the second quarter of fiscal 2013 decreased by 89% and decreased by 94% in the first six months of fiscal 2013, as compared to the same period of fiscal 2012. Our consolidated gross profit margin decreased to 4% in the second quarter and decreased to 2% in the first six months of fiscal 2013, as compared to 19% and 20%  in the same period of 2012. The decrease in gross profit was primarily due to decrease in the average sales price of our magnesium for ingot and powder sales as discussed above and an approximately 3% increase in our average costs. Additionally, we had a 100% decrease in gross profit from our Consulting segment.

Gross Profit by Segment

Gross profit in the second quarter of fiscal 2013 for our Magnesium segment decreased by 41%, and in the first six months of fiscal 2013 decreased by 43% compared to the same periods of fiscal 2012.  The gross profit margin as a percentage of revenues was 2.4% in the second quarter of fiscal 2013 as compared to 1.4% in the second quarter of fiscal 2012, and 2.6% as compared to 1.9% in first six months of fiscal 2013 and fiscal 2012, respectively. The decrease in gross profit for the second quarter of fiscal 2013 was primarily due to a decrease in sales revenues and cost of revenues of 37%, and a 25% decreased in revenue and cost of revenues in the first six months of fiscal 2103.

Gross profit (loss) in our Consulting segment for the second quarter of fiscal 2013 was $(172,537) as compared to $5.34 million with a margin of 95% for the second quarter of fiscal 2012. For the first six months of fiscal 2013, gross profit (loss) in our Consulting segment was $(207,728) as compared to $10.4 million with a margin of 97% in the same period of fiscal 2012. The 2013 period gross loss was attributable to a lack of revenue to offset costs incurred as we continue to provide services to client companies in periods subsequent to the period in which the revenue is recognized.

Total Operating Expenses

Total operating expenses, net of other operating income, increased by 12.5% in the second quarter of fiscal 2013 and decreased 3% in the first six months of fiscal 2013, as compared to the comparable periods in fiscal 2012. The increase was primarily due to our Consulting segment increased of $0.31 million operating expenses in the second quarter and decreased by $0.57 million in the six months of fiscal 2013, as compared to the same period of 2012.

Operating Expenses by Segment

Operating expenses in our Magnesium segment during the first six months of fiscal 2013 increased by 32% primarily due to the higher selling, general and administrative expenses resulting from the additions of the costs associated with Golden Trust, Lingshi Magnesium, and Beauty East, as well as higher employee benefit expenses. For the second quarter of fiscal 2013, operating expenses decreased by 17.0% due to cost cutting measures as a result of a slowdown in production.

Operating expenses in our Basic Materials segment for the second quarter and the first six months of fiscal 2013 decreased 49% and 36% as compared to the same period of fiscal 2012, primarily due to a $65,000[fix number] million and $0.09 million decrease in operational fees and a decrease in travel expenses incurred in serving our clients based for South America in the second quarter and the first six months of fiscal 2013.

For the second quarter of fiscal 2013, operating expenses in our Consulting segment increased 21% as compared to the second quarter of fiscal 2012 primarily due to an increase in compensation and consulting fees related to the distribution of matektable securities to an officer, employees, and consultants of $850,000 million. However, for the first six months of fiscal 2013, operating expenses in our Consulting segment decreased 18% as compared to the first six month of fiscal 2012 primarily due to implementation of general and administrative expenses cost cutting measures. During the first six months of fiscal 2013, as compared to the same period of fiscal 2012, we had a decrease in compensation expense to employees and directors fees of approximately $571,500, a decrease in accounting and auditing fees of approximately $80,000 related to acquisition of Golden Trust and Lingshi Xinghai Magnesium in the 2012 period, a decrease in public relations fees of $147,000, a decrease in insurance expense of $78,000 and a decrease in other operating expenses of $344,000 to offset increased by $575,700 in consulting expenses and legal fees.

    Other Income (Expenses)

For the second quarter of fiscal 2013, other expense was approximately $260,000 as compared to $400 for the second quarter of 2012, a change of $259,300. For the first six months of fiscal 2013, other expense was $176,000 as compared to other income of $745,000, a change of $$921,000compared to the first six months of fiscal 2012. The decrease was primarily due to a decrease in other income related to the recovery of previously written off other receivables, and an increase in interest expense because of increased loan payables, net of interest income of $337,000 and $619,400, respectively in the second quarter and the first six month. In the first six month of fiscal 2013, realized gain on available-for sale marketable securities increased by $116,000 due to $ 515,400 gain on the recovery of previously written off marketable securities to offset $399,400 loss on sale and distribution of marketable securities.

Discontinued Operations

For the second quarter of fiscal 2013, gain from discontinued operations increased primarily due to the sale and disposition of some fixed assets for the impairment of our subsidiaries of Magnesium segment during the fourth quarter of fiscal 2012 as previously disclosed.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. As of March 31, 2013 we had a working capital deficit of $1.17 million as compared to a working capital deficit of $0.37 million as of September 30, 2012. We rely upon cash generated from our operations, access under factoring and other lending relationships and advances from related parties to fund our operations. We do not have any commitments for capital expenditures. In addition to funds necessary to pay our operating expenses and satisfy our obligations as they become due, during fiscal 2013 we will require sufficient funds to fund the settlement agreement we entered into in the bankruptcy case involving CDII Trading discussed earlier in this report, as well as to satisfy any obligations which may ultimately be determined that we owe the Internal Revenue Service as described later in this report.  In addition, we have $1.12 million in loans which are currently past due and an additional $5.54 million which either mature within the next 12 months or are due on demand, including $5.02 million owed to related parties. We do not have the funds necessary to satisfy any of these obligations.  Our Magnesium and Basic Materials segments have operating losses and revenues from our Consulting segment vary greatly from period to period.  Our Consulting segment generally receives full payment in advance for consulting services to be provided over the term of the contract, primarily in the form of our client company’s common stock. For transactions in which we advise a new client company on entering into the U.S. public market for the first time, it may take some additional time for us to receive our transaction fees due to the necessary compliance and regulatory filing process, and it is possible that at such time, if ever, that we are able to sell the securities we receive as compensation that the funds we receive upon the sale will be equal to the amount of revenue we initially recognized.  In addition, revenues from this segment do not provide cash to us to otherwise pay costs associated with delivering those services or otherwise paying our operating expenses until we are able to liquidate those securities, of which there are no assurances.  During the first six months of fiscal 2013, we have also lent related parties $7.64 million which has further adversely impacted our available cash.  As a result of the working capital deficit and the operating losses incurred, our cash flow from operations is not sufficient to sustain our operations and satisfy our obligations as they become due.

We maintain cash and cash equivalents in the United States and China. At March 31, 2013 and September 30, 2012, bank deposits by geographic area were as follows:

Country	March 31, 2013		September 30, 2012
United States	$403,316	52%	$468,450	14%
PRC	377,710	48%	2,969,388	86%
Total cash and cash equivalents	$781,026	100%	$3,437,838	100%

As of March 31, 2013, a substantial portion of our cash balance, 48%, was in the form of RMB held in bank accounts at financial institutions located in the PRC. Cash held in banks in the PRC is not insured. The value of cash on deposit in China of $0.38 million at March 31, 2013 has been converted based on the exchange rate as of March 31, 2013.

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

Our marketable securities available-for-sale as of March 31, 2013 totaled $2,014,378 as compared to $344,000 at September 30, 2012, an increase of $1.67 million. In the second quarter, we received our client’s company common stocks for the last year revenues for our consulting services. We expect to evaluate the carrying value of the remaining marketable equity securities we are holding for sale in subsequent periods and may elect to take additional impairments on these values.

Our accounts and notes receivable as of March 31, 2013 amounted to $4.6 million, a decrease of $6.7 million or 59.4% as compared to September 30, 2012, primarily due to the collection of open receivable balances and a decrease in revenues for the quarter.

Inventories as of March 31, 2013 amounted to $7.9 million, an increase of $2.3 million as compared to September 30, 2012, primarily due to our decrease in revenues and our continuing of production in inventories in anticipation of stronger sales in fiscal 2013.

Prepaid expenses and other current assets consist of prepayments to vendors for inventory, other receivables, loans receivable, VAT tax refunds, and security deposits. Prepaid expenses and other current assets as of March 31, 2013 amounted to $7.8 million, an increase of $1.9 million as compared to September 30, 2012, primarily due to a $1.3 million increase in prepayments to suppliers within our magnesium segment.

Short-term loans at March 31, 2013 and September 30, 2012 include $1,000,000 owed under secured promissory notes bearing interest at the rate of 1% per month which is presently past due. As collateral for these obligations, we have pledged an aggregate of 5,099,115 shares of common stock of China Education International, Inc. which we received as compensation for consulting services rendered by us. As described earlier in this report, during fiscal 2012 we fully impaired the carrying value of these securities as the issuer ceased filing reports with the Securities and Exchange Commission which makes it unlikely we will be able to liquidate these securities in the foreseeable future, if at all.

Accounts payable and accrued expenses represent payables associated with the general operations within each segment, including accrued payrolls. Accounts payable and accrued expenses as of March 31, 2013 amounted to $8.0 million, an increase of $2.7 million as compared to September 30, 2012, primarily due to the non-payment of trade payable related to lack of working capital.

Accounts and other payable – related party represent payables owed to the related parties for transactions occurred in the ordinary course of business or other financial events. As of March 31, 2013, accounts and other payable – related party amounted to $15.3 million, an increase of $2.7 million as compared to September 30, 2012.

Impact of our related party transactions on our company and possible violations of the Sarbanes-Oxley Act of 2002

As described in Note 11 to the Notes to Unaudited Consolidated Financial Statements appearing earlier in this report, we engage in a number of related party transactions, including:

•           purchasing products from related parties,
•           selling products to related parties,
•           making working capital advances to related parties,
•           borrowing funds for working capital from related parties, in some instances secured by our assets,
•           acquiring companies from related parties, and
•           selling companies to related parties,

among others.  During the second quarter of fiscal 2013 we significantly increased the amount of accounts, loans and other receivables and prepaid expenses owed us by related parties, as well as significantly increasing the amount of funds we owed these related parties.  We do not have any independent directors and there are no assurances that the terms of these related party transactions are fair to our company or our shareholders.

In addition, it is possible that working capital advances by us to related parties could be deemed to be in violation of Section 402 of the Sarbanes-Oxley Act of 2002.  However, we have not made a determination as of the date hereof if the advances resulted in a violation of that provision. We expect that the working capital advances made by us to related parties will be repaid. If, however, the amounts are not repaid and/or it was determined that these advances violated the prohibitions of Section 402 from making loans to executive officers or directors, we could be subject to investigation and/or litigation that could involve significant time and costs and may not be resolved favorably. We are unable to predict the extent of the ultimate liability with respect to these transactions. The costs and other effects of any future litigation, government investigations, legal and administrative cases and proceedings, settlements, judgments and investigations, claims and changes in this matter could have a material adverse effect on our financial condition and operating results.

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

In addition, the delisting of our common stock from The NASDAQ Stock Market in July 2012 was a trigger event under the designations, rights and preferences of our Series A convertible preferred stock which entitles the holders to require us to redeem the shares for cash upon notice to us. The redemption price is the greater of two formulas at the option of the holder(s). As of May 20, 2013, no holder of shares of our Series A convertible preferred stock has requested the redemption of such shares.  Any amounts we are required to pay in future periods will have the effect of reducing our working capital in future periods.

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

As set forth above, our working capital is not sufficient to fund our business and operations and pay our obligations as they become due.  We have issued shares of our common stock to employees as compensation for their services in an effort to conserve our cash resources, and we are delaying the payment of our ordinary trade obligations.  Following the delisting of our common stock NASDAQ in July 2012 our common stock is now quoted in the over-the-counter markets on the OTCQB Tier of the OTC Markets. The OTC Markets is an inter-dealer, over-the-counter market that provides generally significantly less liquidity than The NASDAQ Stock Market or any other national or regional exchange. Securities traded on the OTC Markets typically have fewer market makers and are not followed by analysts. The SEC's order handling rules, which apply to NASDAQ-listed securities, do not apply to securities quoted on the OTC Markets. The quotation of our shares on the OTC Markets may result in a less liquid market available for existing and potential shareholders to trade shares of our common stock, could depress the trading price of our common stock and could have a long-term adverse impact on our ability to raise capital in the future. In that event, our ability to grow may be severely limited until the capital markets are more readily accessible. In addition, while a U.S.-based company, a substantial portion of our operations are located in the PRC.  The accounting scandals involving PRC-based companies during the past year could further hinder our ability to raise capital, even thought we have not been a subject of any inquiry. If we are unable to either significantly increase our operations and begin generating operating income or raise capital through the sale of debt or equity securities, we may be forced to cease some or all of our operations. In that event, our shareholders could lose their entire investment in our company.

Analysis of Cash Flows

During the six months of fiscal 2013, our net decrease in cash amounted to $2.66 million, which was comprised of $4.09 million used in operating activities offset by $1.00 million provided by investing activities, $151,000 provided by financing activities and $280,000 from non-cash favorable effect of prevailing exchange rate on our cash position.

Cash Used in Operating Activities

Net cash used in operating activities for the six month of fiscal 2013 amounted to $4.09 million. The decrease was primarily due to a net loss of $3.96 million adjusted for non-cash items such as depreciation and amortization of $0.95 million, stock-based compensation and fees of $0.41 million, $1.06 million in fair value of non-cash marketable securities we received for consulting services provided to our client companies, and a gain on sale of marketable securities available for sale of $(116,000), and changes in operating assets and liabilities including an increase in prepaid expenses and other assets of $1.77 million, an increase in inventories of $2.22 million, an increased in accounts receivable and other assets from the related parties of $1.06 million, an increased in account payable and other payable to related parties of $0.75 million, an increased advanced, and an increase in other payables of $1.27 million offset by a decrease in accounts receivables of $4.01 million and an increase in accounts payable and accrued expenses of $2.02 million.

Net cash used in operating activities during the six months of fiscal 2012 totaled $1.07 million, which primarily consisted of adjustments to reconcile non-cash items, including $10.86 million in fair value of non-cash marketable securities we received for consulting services provided to our client companies, and cash outflow of $4.32 million in prepaid expenses and other assets, $2.67 million in inventories, $2.70 million in accounts receivables, and a decrease of $4.48 million in asset of discontinued operations offset an decrease of $4.01 million in liabilities of discontinued operations. Cash inflow $1.60 million advances from customers, $7.72 million accounts receivable and other assets – related party, which were partially offset by cash inflow of $4.70 million from our net income.

 Cash Provided by Investing Activities

Net cash provided by investing activities for the six months of fiscal 2013 amounted to $1.01 million, which was primarily due to proceeds from sales of marketable securities available-for-sale within our Consulting segment of $1.03 million offset by $21,000 paid for purchases of property and equipment in the Magnesium segment.

Net cash provided by investing activities for the first six month of fiscal 2012 amounted to $1.31 million, which was primarily due to 1.81 million for cash acquired from acquisition and 0.61 million for proceeds from sales of marketable securities available-for-sale within our Consulting segment, offset by $562,000 paid for purchases of property and equipment and $547,000 paid for purchase of property and equipment of discontinued operations in the Magnesium segment.

Cash Provided by Financing Activities

Net cash provided by financing activities for the first six month of fiscal 2013 amounted to approximately $152,000 primarily due to a $130,000 decrease in loan payable and proceeds from the exercise of stock options of $20,000.

Net cash used in financing activities during the first six months of fiscal 2012 totaled $41,000, primarily as a result of cash inflow of $214,000 from contributions from our non-controlling interest owners offset by an increase in restricted cash of $5,340, $138,000 for payment of outstanding loans and the payment in cash of preferred stock dividends of $20,130, a decrease of $119,420 in restricted cash for discontinued operations and an increase of $211,000 in loans payable for discontinued operations .

Series A Convertible Preferred Stock and Related Dividends

As of March 31, 2013, 1,006 shares of Series A convertible preferred stock remained outstanding. During the first six months of fiscal 2013, we paid dividends of $40,260 in the form of 265,785 shares of our common stock. During fiscal 2012 we paid dividends of $20,130 in cash and $40,260 in the form of 87,641 shares of our common stock.

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

Revenue Recognition

We follow the guidance of ASC 605, “Revenue Recognition,” for revenue recognition.  In general, we record revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured.  When our clients??securities are received for our services, we follow the guidance of ASC 505, “Equity-Based Payments to Non-Employees” to measure and recognize our revenue.  ASC Topic 505-30-18 instructs that an entity (grantee or provider) may enter into transactions to provide goods or services in exchange for equity instruments.  The grantee shall measure the fair value of the equity instruments in these transactions using the stock price and other measurement assumptions as of the earlier of either of the following dates, referred to as the measurement date.

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

Foreign Currency Translation

The accompanying consolidated financial statements are presented in United States dollars.  The functional currency of our U.S. operations is the U.S. dollar and the functional currency of our Chinese subsidiaries is the Renminbi (“RMB”), the official currency of the PRC. Equity accounts in the consolidated financial statements are translated into United States dollars from RMB at their historical exchange rates when the capital transactions occurred.  Assets and liabilities are translated at the exchange rates as of the balance sheet date.  Income and expenditures are translated at the average exchange rates for the three and six month periods ended March 31, 2013 and 2012, respectively.  The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through PRC authorized institutions.  No representation is made that the RMB amounts could have been, or could be, converted into United States dollars at the rates applied in the translation.

Comprehensive income

We follow ASC 205, “Presentation of Financial Statements,” and ASC 220, “Reporting Comprehensive Income, ” to recognize the elements of comprehensive income. Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive income for the fiscal 2013 and 2012 included net income, foreign currency translation adjustments, unrealized gains or losses on available-for-sale marketable securities, net of income taxes, and unrealized gains or losses on available-for-sale marketable securities -related party, net of income taxes.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to a smaller reporting company.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in the Exchange Act that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure. Management, with the participation of our CEO who also serves as our principal financial and accounting officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2013. Based on that evaluation, our management, including our CEO, concluded that our disclosure controls and procedures were not effective as a result of material weaknesses in our disclosure controls and procedures.  These material weaknesses include our failure to timely file Current Reports on Form 8-K during the period ended March 31, 2013 as well as continuing significant deficiencies in our internal control over financial reporting which is described in our Annual Report on Form 10-K for the year ended September 30, 2012.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

As previously disclosed in our 10-K for the year ended September 30, 2012 as filed with the Securities and Exchange Commission, our wholly owned subsidiary, CDII Trading, and our company are involved in litigation with Sunskar, Ltd. and its agents (“Sunskar”): There have no material changes to this litigation during the current quarter.

Item 1A.	Risk Factors

Not applicable to a smaller reporting company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On 10/20/2012, we paid $20,130 of ordinary dividends on our Series A Convertible Preferred Stock in the form of 85,297 shares of our common stock.  The recipient was an accredited investor and the issuances were exempt from registration under the Securities Act of 1933 in reliance on exemptions provided by Section 4(2) of that act.

On 1/10/2013, we paid an additional $20,130 of ordinary dividends on our Series A Convertible Preferred Stock in the form of 85,297 shares of our common stock.  The recipient was an accredited investor and the issuances were exempt from registration under the Securities Act of 1933 in reliance on exemptions provided by Section 4(2) of that act.

During the six months ended March 31, 2013, we issued a total of 4,087,151 shares of our common stock comprised of:  184,208 shares, valued at $19,220 to members of our advisory board as compensation, 1,624,224 shares, valued at $204,547 to consultants for services, and 1,732,934 shares, valued at $184,757 to employees as compensation. In April 2013, we issued 856,000 shares of common stock to employees and consultants for services rendered and to be rendered in the future.

On April 5, 2013, we paid $20,130 of dividends on our shares of Series A Convertible Preferred Stock in the form of 247,516 shares of our common stock. The recipient was an accredited investor and the issuances were exempt from registration under the Securities Act of 1933 in reliance on exemptions provided by Section 4(2) of that act.

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Mine Safety Disclosures

Not applicable to our company.

Item 5.	Other Information.

China Direct Investments loan from Bin Zuo. Due on September 30, 2013. 18% semi-annual interest rate. Secured by pledge of CD International Enterprises assets.

On February 14, 2013, China Direct Investments issued a secured promissory note of $309,132 to James Wang in connection with the assignment of note payable from China Discovery Investors, whereby the principal balance and unpaid interest was assigned to Mr. Wang. The note is secured by 730,000 share of China Education International, Inc. common stock pledge (See Note 5). This note is due on December 31, 2013 and bears at interest at 12% per annum.

Item 6.	Exhibits.

Exhibit No		Description
31.1	*	Section 302 Certificate of Chief Executive Officer.
31.2	*	Section 302 Certificate of Principal Financial and Accounting Officer.
32.1	*	Section 906 Certificate of Chief Executive Officer and Principal Financial and Accounting Officer.
101.INS	*	XBRL INSTANCE DOCUMENT
101.SCH	*	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL	*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF	*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB	*	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE	*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

*		Filed herewith.
**		In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed”.

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CD INTERNATIONAL ENTERPRISES, INC.

Date: May 20, 2013	By: /s/ Yuejian (James) Wang
Yuejian (James) Wang,
Chairman and Chief Executive Officer
(principal executive officer, principal financial and accounting officer)