Form 10-Q
period 2013-06-30
CD INTERNATIONAL ENTERPRISES, INC.
filed 2013-09-03
CIK 1088787

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

    Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date, there are 57,164,037 shares of common stock are issued and outstanding as of August 28, 2013.

CD INTERNATIONAL ENTERPRISES, INC.
FORM 10-Q
June 30, 2013

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

•	"CDII Trading” refers to CDII Trading, Inc., a Florida corporation and a 100% owned subsidiary of CD International.
•	"CDII Minerals" refers to CDII Minerals, Inc., a Florida corporation and a 100% owned subsidiary of CD International.
•	“CDII Chile” refers to Inversiones CDII Chile, Ltda, a Chilean corporation and a 100% owned subsidiary of CDII Minerals.

Consulting Segment

•	"China Direct Investments”, refers to China Direct Investments, Inc., a Florida corporation, and a wholly owned subsidiary of CD International;
•	"CDI Shanghai Management”, refers to CDI Shanghai Management Co., Ltd., a company organized under the laws of the PRC and a wholly owned subsidiary of CDI China; and
•	"Capital One Resource”, refers to Capital One Resource Co., Ltd., a Brunei company, and a wholly owned subsidiary of CDI Shanghai Management.

PART 1 – FINANCIAL INFORMATION
Item 1.  Financial Statements.

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2013	2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,004,334	$3,437,838
Available-for-sale marketable securities	700,612	344,252
Accounts and notes receivable	3,592,104	11,227,455
Accounts, loans, other receivable and prepaid expenses - related parties	7,729,090	3,093,231
Inventories, net	6,920,469	5,655,568
Prepaid expenses and other current assets, net	8,025,690	5,889,331
Assets held for sale	4,321,605	2,746,778
Restricted cash, current	20,823	21,954
Total current assets	32,314,727	32,416,407

Property, plant and equipment, net	39,724,285	40,394,593
Intangible assets	93,824	122,212
Property use rights, net	3,705,291	3,714,231
Other long-term assets	1,010,773	1,172,901
Total assets	$76,848,900	$77,820,344

LIABILITIES AND EQUITY
Current liabilities:
Loans payable-short term	$1,627,169	$1,494,952
Accounts payable and accrued expenses	7,936,574	5,243,279
Accounts and other payables-related parties	14,449,201	12,600,716
Advances from customers	1,234,480	1,414,608
Deferred revenue	-	300,708
Other liabilities	2,914,330	4,286,070
Taxes payable	-	665,438
Liabilities related to assets held for sale	6,423,577	6,777,451
Total current liabilities	34,585,331	32,783,222
Total liabilities	34,585,331	32,783,222

EQUITY:
Series A Convertible Preferred Stock: $.0001 par value, stated value $1,000 per share; 10,000,000 authorized, 1,006 shares outstanding at June 30, 2013 and September 30, 2012, resprctively	1,006,250	1,006,250
Common Stock: $.0001 par value; 1,000,000,000 authorized; 56,794,465 and 51,490,798 issued and outstanding at June 30, 2013 and September 30, 2012, resprctively	5,679	5,149
Additional paid-in capital	90,350,427	89,792,413
Accumulated other comprehensive income (loss)	618,777	(576,240)
Accumulated deficit	(54,795,616)	(49,878,821)
Total CD International stockholders' equity	37,185,517	40,348,751
Non-controlling interests	5,078,053	4,688,371
Total equity	42,263,569	45,037,122
Total liabilities and equity	$76,848,900	$77,820,344

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CD INTERNATIONAL ENTERPRISES, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	For the Three Months ended June 30,		For the Nine Months ended June 30,
	2013	2012	2013	2012
Revenues:
Revenues	$18,581,898	$26,489,338	$52,335,266	$80,547,925
Revenue-related parties	-	136,377	-	707,376
Total revenues	18,581,898	26,625,715	52,335,266	81,255,301
Cost of revenues	17,812,263	25,980,164	50,864,676	69,372,942
Gross profit	769,635	645,551	1,470,590	11,882,359
Operating expenses:
Selling, general, and administrative	(2,526,581)	(2,950,356)	(7,344,189)	(7,931,099)
Total operating expenses	(2,526,581)	(2,950,356)	(7,344,189)	(7,931,099)
Operating (loss) income	(1,756,946)	(2,304,805)	(5,873,599)	3,951,260
Other income (expenses):
Other income (expense)	(233,067)	390,430	(147,759)	878,103
Interest income (expense)	(177,935)	(418,118)	(623,425)	(244,208)
Realized gain (loss) on available-for-sale marketable securities	156,006	(13,817)	272,040	69,586
Realized gain on distinguished notes	290,688	-	358,920	-
Total other income (expenses)	35,692	(41,505)	(140,224)	703,481
(Loss) income before income taxes	(1,721,254)	(2,346,310)	(6,013,823)	4,654,740
Income tax benefit (expense)	(137,213)	712,853	(44,909)	(918,945)
(Loss) income from continuing operations	(1,858,467)	(1,633,457)	(6,058,732)	3,735,795
Discontinued operations:
Loss from discontinued operations, net of tax	(62,895)	(120,681)	(231,179)	(786,285)
Gain from disposal, net of tax	1,027,619	-	1,433,506	-
Total gain (loss) from discontinued operations	964,724	(120,681)	1,202,327	(786,285)
Net (loss) income	(893,743)	(1,754,138)	(4,856,405)	2,949,510
Net loss attributable to non-controlling interests	240,858	392,205	352,575	828,851
Net (loss) income attributable to CD International	(652,885)	(1,361,933)	(4,503,830)	3,778,361
Deduct dividends on Series A Preferred Stock	(20,130)	(20,130)	(60,390)	(60,390)
Net (loss) income attributable to common stockholders	$(673,015)	$(1,382,063)	$(4,564,220)	$3,717,971
COMPREHENSIVE (LOSS) INCOME:
Net (loss) income	$(893,743)	$(1,754,138)	$(4,856,405)	$2,949,510
Foreign currency translation adjustments	633,294	361,053	801,710	476,683
Unrealized (loss) gain on available-for-sale securities	(1,322,596)	(3,113,830)	383,306	(1,877,459)
Comprehensive (loss) income	(1,583,045)	(4,506,915)	(3,671,388)	1,548,734
Net loss attributable to non-controlling interests	240,858	392,205	352,575	828,851
Foreign currency translation adjustments - non-controlling interests	(4,949)	(105,199)	(37,108)	(15,655)
Comprehensive (loss) income attributable to CD International	(1,347,135)	(4,219,909)	(3,355,920)	2,361,930
Preferred stock dividend	(20,130)	(20,130)	(60,390)	(60,390)
Comprehensive (loss) income attributable to common stockholders	$(1,367,265)	$(4,240,039)	$(3,416,310)	$2,301,540
Basic and diluted net (loss) income per common share - basic:
Net (loss) income from continuing operations	$(0.03)	$(0.03)	$(0.11)	$0.10
Net income (loss) from discontinued operations	0.02	-	0.02	(0.02)
Net income (loss) per common share	$(0.01)	$(0.03)	$(0.09)	$0.08
Basic and diluted net (loss) income per common share - diluted:
Net (loss) income from continuing operations	$(0.07)	$(0.03)	$(0.11)	$0.10
Net income (loss) from discontinued operations	0.02	(0.00)	0.02	(0.02)
Net income (loss) per common share	$(0.05)	$(0.03)	$(0.08)	$0.08
Basic weighted average common shares outstanding	56,680,014	48,111,759	54,832,103	43,380,118
Diluted weighted average common shares outstanding	56,680,014	48,111,759	54,832,103	47,383,843

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months ended June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(4,856,405)	$2,949,510
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	1,387,649	2,777,543
Allowance for bad debt	-	8,159
Stock based compensation and fees	558,544	813,930
Realized gain on available-for-sale securities	(272,040)	30,974
Gain (loss) on revaluation of derivative liability	5,672	(93,241)
Fair value of marketable securities received for services	-	(10,737,043)
Fair value of marketable securities paid for compansation and services	1,059,695	338,976
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(1,973,416)	(880,718)
Accounts receivable and other assets-related parties	(1,079,042)	10,538,752
Inventories	(1,116,370)	2,912,581
Accounts receivable	5,070,877	13,228,845
Assets of discontinued operations	(1,489,992)	(22,685,485)
Accounts payable and accrued expenses	1,463,866	(9,907,457)
Accounts and other payable-related parties	(1,644,884)	(3,823,666)
Advances from customers and deferred revenues	(504,157)	(3,213,762)
Liabilities of discontinued operations	(507,151)	16,957,762
Other payables	(1,097,670)	(3,208,587)
NET CASH USED IN OPERATING ACTIVITIES	(4,994,824)	(3,992,927)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired from acquisition	-	1,808,881
Cash paid for acquisition	-	(4,454,487)
Net proceeds from sale of available-for-sale securities	1,027,856	893,176
Purchases of property, plant and equipment	(2,793)	(1,506,124)
Purchases of property, plant and equipment - discontinued operations	-	-
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	1,025,063	(3,258,554)

CASH FLOWS FROM FINANCING ACTIVITIES:
(Increase) decrease in restricted cash	1,509	(585,681)
Loans payable	129,975	(2,462,550)
Gross proceeds from sale of stock and exercise of warrants/options	20,000	-
Cash dividend payment to preferred stockholders	(913)	(20,130)
Capital contribution from non-controlling interest owners	-	214,348
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	150,571	(2,854,013)

EFFECT OF EXCHANGE RATE ON CASH	1,385,686	1,680,302
NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,433,504)	(8,425,192)

CASH AND CASH EQUIVALENTS - beginning of period	3,437,838	12,563,126
CASH AND CASH EQUIVALENTS - end of period	$1,004,334	$4,137,934

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$299,921	$41,315
Cash paid for income taxes, net	$-	$31,789
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Preferred dividend paid in common stock	$59,477	$40,260

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIRIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013

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

Going Concern

For the nine months ended June 30, 2013, the Company has incurred a net loss of approximately $4.86 million and used cash in operation of $4.99 million. The Company also has a working capital deficit of $2.27 million and its cash and cash equivalent and its revenues are not currently sufficient and cannot be projected to cover operating expenses in the coming year.  These factors raise substantial doubt as to the ability of the Company to continue as a going concern.  Management’s plans include attempting to raise funds through debt and equity financings, restructure on-going operations to eliminate inefficiencies and continue to sell assets to raise cash and meet operating needs. Management intends to make every effort to identify and develop sources of funds.  There is no assurance that management’s plans will be successful.

Summary of Significant Accounting Policies

Consolidation

The consolidated financial statements include the accounts of CD International Enterprises, as well as our wholly owned and controlled majority owned subsidiaries, including those operating outside the United States, and are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).  All significant intercompany balances and transactions are eliminated in consolidation.  We account for investments in which we exercise significant influence under the equity method of accounting.   Non-controlling interest in subsidiaries consists of the equity interest of non-controlling investors in consolidated subsidiaries of CDI China.

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIRIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013

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

Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates in fiscal 2013 and 2012 include the valuation of investments available-for-sale and receivables of marketable equity securities, the allowance for doubtful on accounts receivable, the allowance for obsolete inventory, the fair value of stock-based compensation, the useful life of property, plant and equipment, and assumptions used in assessing impairment of long-term assets and assets held for sale.

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

Restricted cash, current

Restricted cash is cash not available for immediate use. Depending on when cash is expected to be used, we classify restricted cash as a current (short-term) or non-current (long-term) asset. In cases when restricted cash is expected to be used within one year after the balance sheet date, it is classified as a current asset. However, if restricted cash is not expected to be used within one year after the balance sheet date, it is classified as a non-current asset. As of June 30, 2013 and September 30, 2012 our current restricted cash was $20,823 and $21,954, respectively. Substantially all of our restricted cash is pledged as collateral for loans.

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIRIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013

Concentration of Credit Risks

Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash, trade accounts receivable and notes receivables. We deposit our cash with high credit quality financial institutions in the United States and PRC. As of June 30, 2013, we had no bank deposits in the United States that exceeded federally insured limits.  At June 30, 2013, we had deposits of $894,176 in banks in the PRC.  In the PRC, there is no equivalent federal deposit insurance as in the United States, so the amounts held in banks in the PRC are not insured. We have not experienced any losses in such bank accounts through June 30, 2013.

At June 30, 2013 and September 30, 2012, bank deposits by geographic area were as follows:

Country	June 30, 2013		September 30, 2012
United States	$107,968	11%	$468,450	14%
South America	2,190	<1%	-	-
PRC	894,176	89%	2,969,388	86%
Total cash and cash equivalents	$1,004,334	100%	$3,437,838	100%

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

The financial assets and liabilities carried at fair value on a recurring basis at June 30, 2013 are as follows:

Financial assets and liabilities	Fair Value	Level 1	Level 2	Level 3
Marketable equity securities	$700,612	$700,612	-	$-
Amounts payable using marketable securities receivable	(42,992)	(42,992)	-	-
Derivative warrant liabilities	(1,599)	-	-	(1,599)
	$656,021	$657,620	-	$(1,599)

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIRIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013

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

Marketable Securities

Marketable securities that we receive from our clients as compensation are generally restricted for sale under Federal securities laws. Our policy is to liquidate marketable securities received as compensation when market conditions are favorable for sale. Since these marketable securities are often restricted, we are unable to liquidate them until the restriction is removed. We recognize revenue for the common stock we receive as compensation based on the fair value at the time the common stock is granted or at the time service has been rendered and for common stock purchase warrants based on the Black-Scholes valuation model. Pursuant to ASC Topic 320, “Investments –Debt and Equity Securities” our marketable securities have a readily determinable quoted price, such as from the Over the Counter Bulletin Board, and the OTC Markets Group (formerly known as the Pink Sheets) and any unrealized gain or loss is recognized as an element of comprehensive income (loss) based on changes in the fair value of the security as quoted on an exchange or an inter-dealer quotation system. Once liquidated, any realized gain or loss on the sale of marketable securities is reflected in our consolidated statement of operations in the period in which the securities are liquidated.

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

Accounts and Notes Receivable

Accounts and notes receivable are reported at net realizable value. We have established an allowance for uncollectible accounts based upon factors pertaining to the credit risks of specific customers and clients, historical trends, aging of the receivable and other information. Delinquent accounts are written off when it is determined that the amounts are uncollectible. There was no allowance for uncollectible accounts at June 30, 2013 and September 30, 2012.

Inventories

Inventories, consisting of raw materials and finished goods, are stated at the lower of cost or market utilizing the weighted average method. Inventories as of June 30, 2013 and September 30, 2012 were $6,920,469 and $5,655,568, respectively. Due to the nature of our business and the short duration of the manufacturing process of our products, there was no material work-in-process inventory at June 30, 2013 and September 30, 2012.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of (i) prepayments to vendors for merchandise that had not yet been shipped, (ii) other prepaid expenses, (iii) loans receivable and (iv) other receivables. At June 30, 2013 and September 30, 2012, prepaid expenses and other current assets were $8,025,690 and $5,889,331, respectively.

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIRIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013

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

Advances from Customers and Deferred Revenues

Advances from customers represent (i) prepayments to us for merchandise that had not yet been shipped to customers, and (ii) the fair value of securities received as compensation which will be amortized over the term of the respective consulting agreement.  We will recognize these advances as revenues as customers take delivery of the goods or when the services have been rendered, in compliance with our revenue recognition policy. Advances from customers totaled $1,234,480 and $1,414,608 at June 30, 2013 and September 30, 2012, respectively while deferred revenue totaled $0 and $300,708, respectively.

Comprehensive income (loss)

We follow ASC 220, “Comprehensive Income” to recognize the elements of comprehensive income (loss). Comprehensive income (loss) is comprised of net income (loss) and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Our comprehensive income (loss) for the nine months ended June 30, 2013 and 2012 included net income (loss), foreign currency translation adjustments, unrealized gains or losses on marketable securities available-for-sale (non-related and related party), net of income taxes, and unrealized gains or losses on amounts receivable and payable in marketable securities available-for-sale.

Impairment of Long-Lived Assets

In accordance with ASC 360 “Property, Plant, and Equipment”, we periodically review our long-lived assets, including goodwill and other intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. We recognize an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the estimated fair value and the book value of the underlying asset. We recorded impairment charges on property, plant and equipment on two magnesium facilities, and one zinc facility during fiscal 2012. We did not record impairment charges during the first nine months of  fiscal 2013.

Assets Held for Sale

Long-lived assets are classified as held for sale when certain criteria are met. These criteria include: management’s commitment to a plan to sell the assets; the availability of the assets for immediate sale in their present condition; an active program to locate buyers and other actions to sell the assets has been initiated; the sale of the assets is probable and their transfer is expected to qualify for recognition as a completed sale within one year; the assets are being marketed at reasonable prices in relation to their fair value; and it is unlikely that significant changes will be made to the plan to sell the assets. We measure long-lived assets to be disposed of by sale at the lower of carrying amount or fair value, less associated costs to sell.  At June 30, 2013 and September 30, 2012, we had three subsidiaries held for sale (See Note 15).

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIRIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013

Foreign Currency Translation

The accompanying consolidated financial statements are presented in United States dollars.  The functional currency of our U.S. operations is the U.S. dollar and the functional currency of our Chinese subsidiaries is the Renminbi (“RMB”), the official currency of the PRC. Equity accounts in the consolidated financial statements are translated into United States dollars from RMB at their historical exchange rates when the capital transactions occurred.  Assets and liabilities are translated at the exchange rates as of the balance sheet date.  Income and expenditures are translated at the average exchange rates for the nine month periods ended June 30, 2013 and 2012, and the year ended September 30, 2012, respectively. A summary of the conversion rates for the periods presented is as follows:

	June 30, 2013	September 30, 2012	June 30, 2012
Period end RMB: U.S. dollar exchange rate	6.1732	6.3190	6.3089
Average fiscal-year-to-date RMB: U.S. dollar exchange rate	6.2559	6.3198	6.3197

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

We applied the provisions of ASC 740-10-50, “Accounting for Uncertainty in Income Taxes,” which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our consolidated financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. The Internal Revenue Service (IRS) is currently auditing our consolidated income tax return for 2008, 2010 and 2011 (See Note 16).

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

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIRIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013

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

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIRIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013

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

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIRIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013

The following table presents the computation of basic and diluted loss per share for the three months and nine months ended June 30, 2013 and 2012:

	For the Three Months ended June 30,		For the Nine Months ended June 30,
	2013	2012	2013	2012
Net (loss) income allocable to common shareholders:
Continuing operations	$(1,858,467)	$(1,633,457)	$(6,058,732)	$3,735,795
Discontinued operations	964,724	(120,681)	1,202,327	(786,285)
Net (loss) income to common shareholders	$(673,015)	$(1,382,063)	$(4,564,220)	$3,717,971
Plus: preferred stock dividends	(20,130)	(20,130)	(60,390)	(60,390)

Net (loss) income allocable to common stockholders plus assumed conversions	$(3,395,012)	$(4,240,039)	$(5,444,057)	$2,301,540

Basic weighted average common shares outstanding	56,680,014	48,111,759	54,832,103	43,380,118
Plus: incremental shares from assumed conversions (1)
Convertible preferred stock	-	-	-	558,889
Unvested stock-based compensation	-	-	-	25,447
Shares subscribed for acquisition	-	-	-	3,419,359
Dilutive potential common shares				4,003,725
Dilutive weighted-average shares outstanding	56,680,014	48,111,759	54,832,103	47,383,843

Net (loss) income per common share - basic:
Net income (loss) from continuing operations	$(0.03)	$(0.03)	$(0.11)	$0.09
Net income (loss) from discontinued operations	$0.02	$(0.00)	$0.02	$(0.02)
Net (loss) income per common share - basic	$(0.01)	$(0.03)	$(0.09)	$0.07
Net (loss) income per common share - diluted:
Net income (loss) from continuing operations	$(0.03)	$(0.03)	$(0.11)	$0.08
Net income (loss) from discontinued operations	$0.02	$(0.00)	$0.02	$(0.02)
Net (loss) income per common share - diluted	$(0.01)	$(0.03)	$(0.09)	$0.06

(1) Securities are not included in the denominator in periods when anti-dilutive. We excluded 625,980 shares of our common stock issuable upon exercise of options and 2,129,130 shares of our common stock issuable upon exercise of warrants as of June 30, 2013 as their effect was anti-dilutive. We did not add any dilutive shares to the denominator for the nine months ended June 30, 2013 as we had a loss.

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIRIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013

NOTE -3 – ACQUISITION OF LINGSHI MAGNESIUM AND GOLDEN TRUST

Following our February 29, 2012 special meeting of shareholders, we completed the acquisition of all of the issued and outstanding capital stock of Golden Trust and an 80% ownership interest in Lingshi Magnesium for an aggregate purchase price of $26,705,070 payable as follows:

•	$6,493,047 in proceeds from repayment of our intercompany loans,
•
$15,515,938 in shares of our common stock, with approximately $6,652,823 paid within 15 business days following the closing of the acquisitions and the balance $8,863,115 payable within 15 business days following satisfaction of certain post closing conditions which include the delivery of technical information, financial statements and other information. The value of these shares which are payable following the satisfaction of the post-closing conditions, which had not been met at June 30, 2013, are included in other payables – related parties (See Note 11) in the amount of $8,266,058 and $597,057 included in Other Liabilities (See Note 12); and

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

As of June 30, 2013 and September 30, 2012, the consolidated balance sheets include the net assets at fair value of Lingshi Magnesium and Golden Trust which were acquired by us as of the closing date on February 29, 2012.

The table below provides the pro forma condensed financial statements of operations (unaudited) to give effect to the acquisition of Lingshi Magnesium and Golden Trust for nine months ended June 30, 2012.

For nine months ended June 30, 2012:

		Acquisition of
	CD International (excluding acquisitions)	Lingshi Xinghai	Golden Trust	Pro Forma Adjustments		Pro Forma (Consolidated)
	(unaudited)	(unaudited)	(unaudited)	(unaudited)		(unaudited)
Total revenues	$58,847,277	$8,349,627	$17,523,829	$(3,465,432)	(A)	$81,255,301
Cost of revenues	47,929,276	8,123,742	16,785,356	(3,465,432)	(A)	69,372,942
Gross profit	10,918,001	225,885	738,473	-		11,882,359
Operating income (loss)	3,859,744	(46,954)	138,470	-		3,951,260
Net income	2,813,850	(43,796)	179,456	-		2,949,510
Net income (loss) to common stockholders	$3,582,844	$(35,037)	$170,164	$-		$3,717,971

Basic and diluted income per common share:
Basic	$0.08					$0.07
Diluted	$0.08					$0.07
Basic weighted average common shares outstanding	43,380,118			9,369,043		52,749,161
Diluted weighted average common shares outstanding	43,964,484			9,369,043		56,752,886

(A) Represents elimination of inter-company sales from Lingshi and Golden Trust to CDII subsidiaries.

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIRIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013

NOTE 4 – MARKETABLE SECURITIES AVAILABLE-FOR-SALE

Marketable securities available-for-sale and marketable securities available-for-sale-related party as of June 30, 2013 and September 30, 2012 consisted of the following financial instruments:

Company	Security type	June 30, 2013	% of Total	September 30, 2012	% of Total
Decor Products International, Inc.	Common stock	$12,113	2%	$23,752	7%
Sunwin Stevia International Inc.	Common stock	-	-%	270,000	78%
Linkwell Corporation	Common stock	505,578	72%	50,500	15%
Big Tree Group, Inc.	Common stock	182,921	26%	-	0%
Marketable securities available for sale		$700,612	100%	$344,252	100%

On February 14, 2013, we issued a secured promissory note of $300,000 to Yuejian (James) Wang, the CEO of the Company, with 730,000 shares of China Education International, Inc. common stock pledged as collateral. Additionally, on August 21, 2012, we issued secured promissory notes to four Chinese citizens in an aggregate amount of $1,000,000 for value received. These promissory notes were due on February 29, 2013 and are currently in default and bear an interest rate of 12% per annum. The promissory notes also are secured by 5,099,115 shares of China Education International, Inc. common stock, pledged as collateral for the $1 million. See Note 9-Loans Payable. In fiscal 2012, we recorded an other than temporary impairment of the fair value of our China Education International, Inc. marketable securities available for sale and the fair value at June 30, 2013 and September 30, 2012 is zero.

All marketable securities were received from our clients as consulting fees.  We categorize the securities as investments in marketable securities available for sale or investments in marketable securities available-for-sale-related parties.  These securities (exclusive of preferred stock and common stock purchase warrants) are quoted in the over the counter market.  Most of the securities are restricted and cannot be readily sold by us absent a registration of those securities under the Securities Act of 1933 (the “Securities Act”) or the availability of an exemption from the registration requirements under the Securities Act.  Our policy is to liquidate the securities on a regular basis.  As these securities are often restricted, we are unable to liquidate them until the restriction is removed.  Unrealized gains or losses on marketable securities available-for-sale and on marketable securities available-for-sale-related party are recognized on a periodic basis as an element of comprehensive income based on changes in the fair value of the security.  Once liquidated, realized gains or losses on the sale of marketable securities available-for-sale and marketable securities available-for-sale-related party are reflected in our net income for the period in which the security was liquidated. Our marketable securities available-for-sale are carried at fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. There are three levels of inputs to fair value measurements - Level 1, quoted prices for identical instruments in active markets; Level 2, quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active or are directly or indirectly observable; and Level 3, unobservable inputs.

Under the guidance of ASC320, “Investments”, we periodically evaluate our marketable securities to determine whether a decline in their value is other than temporary.  Management utilizes criteria such as the magnitude and duration of the decline, in addition to the reasons underlying the decline, to determine whether the loss in value is other than temporary.  The term “other-than-temporary” is not intended to indicate that the decline is permanent.  It indicates that the prospects for a near term recovery of value are not necessarily favorable, or that there is a lack of evidence to support fair values equal to, or greater than, the carrying value of the investment.  Once a decline in value is determined to be other than temporary, the value of the security is reduced and a corresponding impairment charge to earnings is recognized.  In this assessment for various securities at June 30, 2013 and September 30, 2012, the guidance in ASC 320, “the Investment-Debt and Equity Securities,” is carefully followed.  In accordance with Section 325-35-33, when an entity has decided to sell an impaired available-for-sale security and the entity does not expect the fair value of the security to fully recover before the expected time of sale, the security shall be deemed other-than-temporarily impaired in the period in which the decision to sell is made.  However, an entity shall recognize an impairment loss when the impairment is deemed other than temporary impairment even if a decision to sell has not been made.

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIRIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013

In January 2013, we distributed 1.7 million shares of Big Tree Group, Inc. to employees and consultants for compensation and services rendered of which 300,000 shares were distributed Yuejian (James) Wang in lieu of cash compensation pursuant to the terms of the June 2012 letter agreement. These marketable securities shares were value at fair market value on the grant date of $0.50 per common shares. Accordingly, during the nine months ended June 30, 2013, we recorded compensation expense and consulting of approximately $325,000 and $525,000 respectively.

NOTE 5 – ACCOUNTS AND NOTES RECEIVABLE

Accounts and notes receivable include a note receivable obtained in connection with the settlement of a lawsuit we filed seeking repayment of a loan from a former client. Accounts and notes receivable also include available-for-sale securities receivable. These receivables are carried at fair market value. Unrealized gains or loss on these receivables are recognized on a quarterly basis as an element of comprehensive income based on changes in the fair market value of the securities underlying the receivables. At June 30, 2013 and September 30, 2012, the fair value of receivable of marketable securities available-for-sale was $0 and $2,189,720, respectively. The table below presents the details on the accounts and notes receivable:

	June 30, 2013	% of Total	September 30, 2012	% of Total
Receivable of marketable securities available for sale	$-	-%	$2,189,720	20%
Notes receivable	265,745	9%	1,761,355	15%
Other trade receivables (1)	3,326,359	91%	7,276,380	65%
Total accounts and notes receivable	3,592,104	100%	11,227,455	100%
Allowance for uncollectible accounts	-		-
Net accounts and notes receivable	$3,592,104		$11,227,455	100%

(1)
In October 2012, we obtained a receivable financing credit facility from a finance organization which provides up to $2.0 million financing by selling and assigning to the finance organization accounts receivables from IMG, a magnesium subsidiary we own. We received advances on the receivables equal to approximately 85% of the amount due assuming a discount of approximately 15% which may fluctuate depending on the receivables assigned as determined by the finance organization and we receive the remaining balance after the finance organization has received the full payments from our clients. The commission fees on the accounts receivable financing may fluctuate between 1.25% for 30 days to 3.21% for 90 days of the gross amount financed. At June 30, 2013, the balance of this receivable financing is zero.

NOTE 6 - INVENTORIES

Inventories at June 30, 2013 and September 30, 2012 consisted of the following:

	June 30, 2013	September 30, 2012
Raw materials	$3,165,687	$3,255,043
Finished goods	3,754,782	2,400,525
Total Inventory	$6,920,469	$5,655,568

Due to the nature of our business and the short duration of the manufacturing process for our products, there is no material work in progress inventory and no impairment reserve at June 30, 2013 and September 30, 2012

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIRIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013

NOTE 7 - PREPAID EXPENSES AND OTHER CURRENT ASSETS

At June 30, 2013 and September 30, 2012, prepaid expenses and other current assets, consisted of the following:

Description	June 30, 2013	September 30, 2012
Prepayments to vendors for merchandise that had not yet been shipped or services that had not been performed	$5,365,149	$2,010,003
Prepaid expenses	791,047	1,529,827
Receivable from sale of discontinued subsidiaries, net of long-term portion	1,869,494	2,303,475
Loans receivable	-	46,026
Total	$8,025,690	$5,889,331

NOTE 8 - PROPERTY, PLANT AND EQUIPMENT

At June 30, 2013 and September 30, 2012, property, plant and equipment, consisted of the following:

Description	Useful Life	June 30, 2013	September 30, 2012

Building	10-40 years	$20,279,138	$19,817,723
Manufacturing equipment	5-10 year	25,836,437	25,533,550
Office equipment and furniture	3-5 year	634,332	637,693
Autos and trucks	5 year	491,186	576,489
Construction in progress	N/A	429,722	505,966
Total		47,670,815	47,071,421
Less: accumulated depreciation		(7,946,530)	(6,676,828)
Property, Plant and Equipment, Net		$39,724,285	$40,394,593

For the nine months ended June 30, 2013 and 2012, depreciation expense totaled $1,109,931 and $2,063,370, respectively.

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIRIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013

NOTE 9 - LOANS PAYABLE

Loans payable at June 30, 2013 and September 30, 2012 consisted of the following:

Description	June 30, 2013	September 30, 2012
China Direct Investments loan from China Discovery Investors, Ltd. Due on December 31, 2012. 1% monthly interest rate. Secured by 1,529,734 shares of the common stock of China Education International, Inc. See Note 5. (1)	$-	$400,000

China Direct Investments loan from Marc Siegel, $92,125 and Richard Galterio $17,850. Due on March 31, 2013 and currently in default. Lenders agree to waive interest. Secured by pledge of certain assets of CD International Enterprises assets.	109,975	-

China Direct Investments loan from four Chinese citizens. Due on default. 12% annual interest rate. Secured by 5,099,115 shares of the common stock of China Education International, Inc. See Note 5.	1,000,000	1,000,000

China Direct Investments loan from Bin Zuo. Due on September 30, 2013. 18% semi-annual interest rate. Secured by pledge of CD International Enterprises all tangible assets.	420,000	-

Taiyuan Ruiming loan from Yuenuan Zhang. Due on June 24, 2013, currently in default. 12% annual interest rate. Unsecured.	97,194	94,952
Total	1,627,169	1,494,952
Less: Current Portion	(1,627,169)	(1,494,952)
Loans payable, long-term	$-	$-

(1)	See Note 10 - Related Party Transactions under Loan Payables – related parties

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIRIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013

NOTE 10 - RELATED PARTY TRANSACTIONS

List of Related Parties

We have specified the following persons and entities as related parties with ending balances as of June 30, 2013 and September 30, 2012:

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

Accounts, loans, other receivable and prepaid expenses - related parties

As of June 30, 2013 and September 30, 2012, accounts, loans, and other receivables and prepaid expenses- related parties were $7,729,090 and $3,093,231, respectively, and consisted of accounts receivable – related party, prepaid to suppliers – related parties, and other receivables-related parties as set forth below:

Accounts Receivable – related parties

At June 30, 2013 and September 30, 2012, accounts receivable – related parties for inventory provided were $0 and $29,372, respectively, as follows:

CD International Subsidiary	Related Party	June 30, 2013	September 30, 2012
Ruiming Magnesium	Yihong Magnesium	$-	$13,309
Ruiming Magnesium	Yiwei Magnesium	-	16,063
Total Accounts Receivable-related parties		$-	$29,372

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIRIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013

Prepaid Expenses – related parties

At June 30, 2013 and September 30, 2012, prepaid expenses – related parties for future delivery of inventory were $2,195,283 and $698,500, respectively, as follows:

CD International Subsidiary	Related Party	June 30, 2013	September 30, 2012
Ruiming Magnesium	Yiwei Magnesium	$3,210	$29,943
IMTC	Pine Capital	2,192,073	668,557
Total Prepaid Expenses-related parties		$2,195,283	$698,500

Other Receivables- related parties

At June 30, 2013 and September 30, 2012, other receivables-related parties for working capital purposes were $5,533,807 and $2,365,359, respectively, as follows:

CD International Subsidiary	Related Party	June 30, 2013	September 30, 2012
Chang Magnesium	Yiwei Magnesium	$1,002,446	$2,318,674
Ruiming Magnesium	Yiwei Magnesium	975,183	7,913
Ruiming Magnesium	CDI Shanghai	12,959	-
Golden Magnesium	Yiwei Magnesium	2,260,254	-
Xinghai Magnesium	Yiwei Magnesium	965,464	-
CDI Shanghai	Dragon Capital Group Corp.	16,199	38,772
Golden Trust	Yiwei Magnesium	301,302	-
Total Other Receivable-related parties		$5,533,807	$2,365,359

Accounts and other payables-related parties

As of June 30, 2013 and September 30, 2012, accounts and other payables – related parties were $14,449,201 and $12,600,716, respectively, and consisted of accounts payable – related parties, other payables- related parties, and loan payable – related parties as set forth below:

Accounts Payable – related parties

At June 30, 2013 and September 30, 2012, accounts payable – related party for purchases of goods were $2,860 and $162,074, respectively, as follows:

CD International Subsidiary	Related Party	June 30, 2013	September 30, 2012
Golden Trust Magnesium	Yihong Magnesium	$2,860	$-
IMTC	Wheaton	-	162,074
Total Accounts Payable-related parties		$2,860	$162,074

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIRIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013

Other Payables- related parties

At June 30, 2013 and September 30, 2012, other payables- related parties were $9,448,050 and $10,438,642, respectively, as follows:

CD International Subsidiary	Related Party	June 30, 2013	September 30, 2012
Beauty East	Kung Tong	$91,318	$92,665
CDI Metal	Robert Zhuang	29,158	-
Chang Magnesium	Excel Rise	1,034,844	1,957,987
Golden Trust Magnesium	Yiwei Magnesium	5,585	-
Ruiming Magnesium	Yiwei Magnesium	21,088	121,934
CDII (1)	Yiwei Magnesium	8,266,057	8,266,056
Total Other Payables-related parties		$9,448,050	$10,438,642

(1)
In connection with the acquisition of all of the issued and outstanding capital stock of Golden Trust and an 80% ownership interest in Lingshi Magnesium, at June 30, 2013 and September 30, 2012, the Company owes $8,266,057 and $82,66,056 to Yiwei Magnesium payable in 8,737,903 shares of our common stock within 15 business days following satisfaction of certain post-closing conditions which include the delivery of technical information, financial statements and other information

On April 24, 2013, the Company re-negotiated with the shareholders of Golden Trust and Lingshi Xinghai for the second payment of magnesium acquisitions, agreeing upon the following terms:

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

As of the date of this report, the terms of any agreement have not been finalized.

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIRIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013

Loans Payable – related parties

At June 30, 2013 and September 30, 2012, loans payable – related parties were $4,998,291 and $2,000,000 respectively, as follows:

CD International Subsidiary	Related Party	June 30, 2013	September 30, 2012
CDII (2)	James Wang	$287,358	$-
IMTC (3)	Yuwei Huang	4,710,933	2,000,000
Total Loans Payable - related parties		$4,998,291	$2,000,000

(2)
(3) In May 2012 we borrowed $400,000 from China Discovery Investors, Ltd., a related party which is affiliated with Dr. Wang, our CEO.  The note was initially due on March 31, 2013, bore 1% monthly interest rate and was secured by 730,000 shares of the common stock of China Education International, Inc. we owned.  We used these proceeds for working capital.  On January 1, 2013, our company, China Discovery Investors, Ltd. and the members of China Discovery Investors, Ltd. entered into an agreement whereby the principal balance and unpaid interest was assigned to the individual members and the due date was extended to December 31, 2013.  On February 14, 2013, our subsidiary China Direct Investments issued a secured promissory note of $309,132 to Dr. Wang in connection with the assignment of note payable from China Discovery Investors, Ltd. whereby the principal balance and unpaid interest was assigned to Dr. Wang. The note, which is secured by a pledge of 730,000 shares of China Education International, Inc. common stock, is due on December 31, 2013 and bears at interest at 12% per annum. From April 2012 to November 2012, for working capital purpose, IMTC issued unsecured promissory notes totaled $4,600,000 plus unpaid interest of $110,933, to Yuwei Huang. The loans bear interest at 12% per annum and are due on demand.

NOTE 11 – OTHER LIABILITIES

Other liabilities included the following as June 30, 2013 and September 30, 2012:

Account	June 30, 2013	September 30, 2012
Other payables	$1,652,155	$947,735
Payables for acquisitions	597,057	2,283,916
Accrued salary payable	643,389	1,025,790
Derivative liabilities	1,599	8,499
Accrued dividend payable	20,130	20,130
Total other liabilities	$2,914,330	$4,286,070

NOTE 12 – CAPITAL STOCK

Preferred Stock and Related Dividends

As of June 30, 2013 and September 30, 2012 there were 1,006 shares of Series A Convertible Preferred Stock outstanding. The dividends are payable in cash or shares of our common stock at our option subject to certain provisions. If paid in shares of common stock, the stock shall be valued at the lower of the conversion price or the average of the weighted average price of the 10 consecutive trading days immediately preceding the dividend date. During the three months ended June 30, 2013, we paid $19,217 of ordinary dividends in the form of 247,516 shares of our common stock. During the nine months ended June 30, 2013, we paid $59,477 of ordinary dividends in the form of 513,301 shares of our common stock.

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIRIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013

Derivative liabilities

As of June 30, 2013, the carrying amounts of the derivative liabilities for preferred stock conversion option and warrants were $1,599 and $0, respectively. As of September 30, 2012, the carrying amounts of the derivative liabilities for preferred stock conversion option and warrants were $8,448 and $51, respectively. The fair value of derivative liabilities is included in other liabilities, and the net change in fair value during the period is included in operating expenses. Inputs used in making the determination were as follows:

	June 30, 2013	September 30, 2012
Inputs for conversion option valuation – covered call
Asset price on valuation date	$0.06	$0.24
Exercise price	$9.80	$9.80
Estimated years to exercise	4.68	5.42
Expected volatility factor	113%	100%
Risk free rate	1.41%	0.62%

Inputs for conversion option valuation – short call
Asset price on valuation date	$0.06	$0.24
Exercise price	$1.80	$1.80
Estimated years to exercise	4.68	5.42
Expected volatility factor	113%	100%
Risk free rate	1.41%	0.62%

Common Stock

We have 1,000,000,000 shares of common stock, par value $.0001, authorized. At June 30, 2013 there were 56,794,465 shares of common stock issued and outstanding and there were 51,490,798 shares of common stock issued and outstanding at September 30, 2012.

In October 2012, the Company issued 200,000, shares on common stock in connection with the exercise of 200,000 stock options for proceeds of cash of $20,000.

During the nine months ended June 30, 2013, we paid $59,477 of ordinary dividends on our Series A Convertible Preferred Stock in the form of 513,301 shares of our common stock.

During the nine months ended June 30, 2013, we issued a total of 4,590,366 shares of our common stock comprised of: 264,208 shares, valued at $25,789 to members of our advisory board as compensation, 2,099,224 shares, valued at $233,379 to consultants for services, 2,226,934 shares, valued at $219,902 to employees as compensation.

Stock Incentive Plans

On August 16, 2006, our board of directors authorized the 2006 Equity Plan (the “2006 Equity Plan”) covering 10,000,000 shares of our common stock, which was approved by a majority of our shareholders on August 16, 2006. At June 30, 2013 and September 30, 2012, there were options outstanding to purchase an aggregate of 12,000 shares of common stock outstanding under the 2006 Equity Plan at exercise prices of $7.50 per share.

On October 19, 2006, our board of directors authorized the 2006 Compensation Stock Plan (the “2006 Stock Plan”) covering 2,000,000 shares of our common stock. As the 2006 Stock Plan was not approved by our shareholders prior to October 19, 2007, we may no longer award incentive stock options under the 2006 Stock Plan and any incentive stock options previously awarded under the 2006 Stock Plan were converted into non-qualified options upon terms and conditions determined by the board of directors, as nearly as is reasonably practicable in their sole determination, to the terms and conditions of the incentive stock options being so converted. At June 30, 2013 and September 30, 2012, there were no options outstanding under the 2006 Stock Plan.

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIRIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013

On April 25, 2008, our board of directors adopted the 2008 Executive Stock Incentive Plan covering 1,000,000 shares of our common stock, which was approved by a majority vote of our shareholders on May 30, 2008. As of June 30, 2013, we granted 747,496 shares had been issued under this plan. On August 29, 2011, our board of directors approved and on August 3, 2012 our shareholders approved an amendment to our 2008 Executive Stock Incentive Plan to increase the number of shares of our common stock which may be granted under the plan from 1,000,000 to 2,500,000.

On April 25, 2008, our board of directors adopted the 2008 Non-Executive Stock Incentive Plan covering 3,000,000 shares of our common stock, which was approved by a majority vote of our shareholders on May 30, 2008. As of June 30, 2013, we have issued 2,877,751 shares of restricted stock under this plan. On August 29, 2011, our board of directors approved and on August 3, 2012 our shareholders approved an amendment to our 2008 Non-Executive Stock Incentive Plan to increase the number of shares of our common stock which may be granted under the plan from 3,000,000 to 4,500,000.

On July 18, 2012, our board of directors authorized our 2012 Equity Compensation Plan (the “2012 Plan”) covering 5,000,000 shares of common stock.  As of June 30, 2013 we have granted 4,896,720 shares of our common stock and restricted stock awards under this plan.

On December 19, 2012, our board of directors authorized our 2008 Executive Incentive Plan New (the “2008 EIP New”) covering 1,500,000 shares of common stock.  As of June 30, 2013 we granted 1,114,917 shares of our common stock and restricted stock awards under this plan.

On December 19, 2012, our board of directors authorized our 2008 Non-Executive Incentive Plan New (the “2008 Plan New”) covering 1,500,000 shares of common stock.  As of June 30, 2013 we have not granted any shares of our common stock and restricted stock awards under this plan.

On June 11, 2013, our board of directors authorized our 2013 Employee and Consultant Stock Incentive and Compensation Plan (the “2013 Plan”) covering 5,000,000 shares of common stock.  As of June 30, 2013 we have not granted any shares of our common stock and restricted stock awards under this plan.

The following table sets forth our stock option activities at June 30, 2013 and for the nine months ended June 30, 2013:

	Number of Option	Weighted Average Exercise Price	Aggregate Intrinsic Value
Balance at September 30, 2012	2,142,980	$15.90	-
Granted	200,000	0.10	-
Exercised	(200,000)	0.10	-
Forfeited or cancelled	(1,517,500)	18.34	-
Balance at June 30, 2013	625,480	$10.01	-
Options exercisable at June 30, 2013	625,480	$10.01	-

The remaining contractual life and exercise price of options outstanding and exercisable at June 30, 2013 are as follows:

Number of options outstanding and exercisable	Exercise price	Remaining contractual life (Years)
400	$2.25	1.30
625,000	$10.00	0.51
80	$56.25	1.42
625,480	$10.01

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIRIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013

Common Stock Purchase Warrants

A summary of the status of our outstanding common stock purchase warrants granted as of June 30, 2013 and changes during the period is as follows:

	Number of Warrants	Weighted Average Exercise Price	Aggregate Intrinsic Value
Balance at September 30, 2012	4,179,130	$4.83
Granted	-	-
Exercised	-	-
Forfeited or cancelled	(2,050,000)	7.57
Balance at June 30, 2013	2,129,130	$2.20	-
Warrants exercisable at June 30, 2013	2,129,130	$2.20	-

The following information applies to all warrants outstanding and exercisable at June 30, 2013.

Number of Warrants outstanding and exercisable	Exercise Price	Remaining contractual life (Years)
777,778	$2.00	3.01
1,351,352	$2.31	1.46
2,129,130

NOTE 13 – NON-CONTROLLING INTERESTS

As of June 30, 2013 and September 30, 2012, our consolidated balance sheets reflected total non-controlling interest of $5,078,053 and $4,688,371, respectively, which represent the equity portion of our subsidiaries held by non-controlling interests shareholders in two of our segments, as follows:

Segment	June 30, 2013	September 30, 2012
Magnesium Segment	$5,078,787	$4,688,109
Basic Materials Segment	(734)	262
Total	$5,078,053	$4,688,371

NOTE 14 - SEGMENT INFORMATION

For the three and nine months ended June 30, 2013 and 2012, the Company operated in three reportable business segments - (1) the Magnesium Segment where we produce, sell and distribute pure magnesium ingots, magnesium powder and magnesium alloy, (2) Basic Materials segment where we sell and distribute of a variety of products, including iron ore products, non-ferrous metals, recycled materials, and industrial commodities, and (3) the Consulting segment where we provide business and financial consulting services to U.S. public companies that operate primarily in China. The Company's reportable segments are strategic business units that offer different products. They are managed separately based on the fundamental differences in their operations.  Information with respect to these reportable business segments for the three and nine months ended June 30, 2013 and 2012 is as follows:

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIRIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013

	For the three months ended June 30,		For the nine months ended June 30,
Revenues:	2013	2012	2013	2012
Magnesium (1)	$18,055,598	$26,539,757	$51,015,885	$70,388,044
Basic Materials	457,995	174	898,181	844
Consulting	68,305	85,784	421,200	10,866,413
Total Revenue:	$18,581,898	$26,625,715	$52,335,266	$81,255,301

	For the three months ended June 30,		For the nine months ended June 30,
Depreciation:	2013	2012	2013	2012
Magnesium	$515,719	$1,933,234	$1,287,351	$2,664,870
Basic Materials	3,257	6,273	15,989	18,902
Consulting	11,882	21,205	84,309	93,771
Total Depreciation:	$530,858	$1,960,712	$1,387,649	$2,777,543

	For the three months ended June 30,		For the nine months ended June 30,
Interest income (expense)	2013	2012	2013	2012
Magnesium	$(137,088)	$(141,242)	$(486.050)	$(152,125)
Basic Materials	7,655	220	180	2,074
Consulting	(48,502)	(277,096)	(137,555)	(94,157)
Total Interest income (expense)	$(177,935)	$(418,118)	$(623,425)	$(244,208)

	For the three months ended June 30,		For the nine months ended June 30,
Income (loss) from operation	2013	2012	2013	2012
Magnesium	$(931,076)	$(569,529)	$(2,516,643)	$(1,299,098)
Basic Materials	(234,681)	(123,612)	34,435	(393,828)
Consulting	(591,189)	(1,611,664)	(3,391,391)	5,644,186
Total income (loss) from operation	$(1,756,946)	$(2,304,805)	$(5,873,599)	$3,951,260

        Total assets at June 30, 2013 and September 30, 2012 by segment:

Magnesium	$69,689,814	$68,732,451
Basic Materials	2,740,338	4,939,190
Consulting	4,418,748	4,148,703
Total assets	$76,848,900	$77,820,344

(1) Revenues from related parties were $0 and $707,376 during the nine month ended June 30, 2013 and 2012, respectively. We had revenues from related parties of $0 and $136,377 during the three months ended June 30, 2013 and 2012, respectively.

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIRIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013

Geographic Information

Revenues for the three months and nine months ended June 30, 2013 and 2012, classified by the major geographic areas in which our customers are located, were as follows:

	For the three months ended June 30,		For the nine months ended June 30,
	2013	2012	2013	2012
PRC	$8,961,361	$13,714,571	$23,887,353	$28,099,106
Other Asian countries	1,614,598	11,350,366	3,759,570	18,894,716
Australia	2,714,985	-	4,983,786	4,457,149
Europe	767,256	-	5,052,058	4,827,085
North America	4,065,702	1,560,778	13,754,317	19,678,128
South America	457,996	-	898,182	5,299,117
Total Revenues	$18,581,898	$26,625,715	$52,335,266	$81,255,301

Total of long-term assets as of June 30, 2013 and September 30, 2012, classified by the major geographic areas, follows:

	June 30, 2013	September 30, 2012
PRC	$44,447,726	$45,268,850
South America	11,458	19,570
United States of America	74,989	115,516
Total Long-term assets	$44,534,173	$45,403,936

NOTE 15 – DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

In the fourth quarter of fiscal 2012, we decided to discontinue operations for the following subsidiaries:

-	Lang Chemical
-	CDI Beijing;
-	CDI Jingkun Zinc;
-	CDI Jixiang Metal; and
-	Baotou Changxin Magnesium

On September 28, 2012, through our wholly-owned subsidiary CDI China, we sold our 51% interest in Lang Chemical pursuant to the terms of an Equity Transfer Agreement by and among CDI China, Black Stone Chemical Limited, Lang Chemical and Qian Zhu and Jingdong Chen, the minority owners of Lang Chemical.  Under the terms of the Equity Transfer Agreement, Black Stone Chemical Limited purchased 2% of CDI China’s interest and Mr. Chen and Ms. Zhu, his wife, purchased the remaining 49% interest for an aggregate purchase price of $1,221,532.  Of this amount $600,000 was tendered at closing and the balance is payable over one year at an annual interest rate of 6% , which has been included in prepaid expenses and other current assets. See Note 7.

On October 8, 2012, through our subsidiary CDI Shanghai, we sold our 51% interest in CDI Beijing pursuant to the terms of an Equity Transfer Agreement by and among CDI Shanghai, CDI Beijing and Mr. Chi Chen and Mrs. Huijuan Chen. Mr. Chen served as vice president of our basic materials segment and is a minority owner of CDI Beijing. We acquired our stake in CDI Beijing in 2008 for approximately $1.5 million. Under the terms of the Equity Transfer Agreement, Mr. Chen acquired our 51% interest in CDI Beijing for an aggregate purchase price of RMB 10,200,000, or approximately $1,614,000.  The purchase price is payable in five installments from September 30, 2012 to September 30, 2016, with 9% per annum interest accruing on the residual payments beginning on October 1, 2012 and payable on the final installment. The initial payment would be made up of approximately $80,000 in cash and by tendering the value of residential real estate property that Mr. Chen is in the process of transferring to us. We expect to receive the title to the property by December 31, 2013. The real estate value of the property conveyed by Mr. Chen to us will also be offset with management fees of approximately $194,000 CDI Beijing owed to us. Subsequent payments of $317,000 are due on each of September 30, 2013, 2014 and 2015, with the final installment due on September 30, 2016 which would include the balance of total purchase price and all accrued interest. The amounts receivable has been included in prepaid expenses and other current assets (see note 7).

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIRIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013

CDI Jingkun Zinc, located in Hunan Province of China, sells and distributes zinc concentrate to local zinc and zinc alloy refining factories. We established this subsidiary in October 2007 through CDI Shanghai Management. CDI Jingkun Zinc has been inactive since 2007 due to poor market conditions. In September 2012, we decided to sell all of our ownership interest of CDI Jingkun Zinc and reclassified assets and liabilities associated with this subsidiary as assets held for sale and liabilities related to assets held for sale.

CDI Jixiang Metal, located in Yongshun County of Hunan Province, manufactures lead and zinc oxide products and distributes zinc and lead concentrate. CDI Jixiang Metal owns the mining rights to approximately 51 acres located in the Yongshun Kaxi Lake Mining area which hold both zinc and lead ores. The mining rights were obtained in 2004 from the Ministry of Land and Resources and allows for the mining of an aggregate of 10,000 metric tons of zinc and lead annually. CDI Jixiang Metal has been inactive since 2007 due to poor market conditions. In September 2012, we decided to sell all of our ownership interest of CDI Jixiang Metal and reclassified assets and liabilities associated with this subsidiary as assets held for sale and liabilities related to assets held for sale.

For the nine months ended June 30, 2012, the results of operations from CDI Beijing and Lang Chemical were included in our consolidated statements of operations as a discontinued operation, while their assets, liabilities and equity were not reflected on our consolidated balance sheets as of September 30, 2012 and June 30, 2013 as they were sold prior to September 30, 2012.

The results of operations from CDI Jingkun Zinc, CDI Jixiang Metal and Baotou Changxing Magnesium were included in our consolidated statements of operations for the three and nine months ended June 30, 2013 and 2012 as a line item under loss from discontinued operations. The asset and liabilities associated with the three discontinued operations were reflected as current assets or liabilities held for sale in our balance sheets.

We utilized discounted cash flow method to generate fair value of long-lived assets of Chang Magnesium and determined their fair value was zero at September 30, 2012. As of September 30, 2012, we recorded an impairment loss for Baotou Magnesium’s total long-lived assets of $14.8 million (exclusive of land use rights of approximately $1.5 million). As a result, the carrying value of long-lived assets was written down to zero, which resulted in a impairment loss of approximately $14.8 million and is reflected as results from discontinued operations for the year ended September 30, 2012. The carrying value of Baotou's long-lived assets, after impairment, will be reflected as "Assets held for Sale," as indicated above, in our balance sheet and have been adjusted in our Segment Reporting Note 14. During the third quarter and the first nine months of fiscal 2013, we realized gain from disposed “Assets held for sale” of Baotou Magnesium approximately $1.03 million and $1.43 million, respectively.

The following table sets forth for the three months and nine months ended June 30, 2013 and 2012 indicated selected financial data of the Company’s discontinued operations.

	For the three months ended June 30,		For the nine months ended June 30,
	2013	2012	2013	2012
Revenues	$-	$10,648,926	$-	$34,873,141
Cost of sales	-	10,180,499	-	33,488,733
Gross profit	-	468,427	-	1,384,408
Gain (loss) from discontinued operations, net of tax	(62,895)	(120,681)	(231,179)	(786,285)
Gain (loss) from disposal, net of tax	1,027,619	-	1,433,506	-
Gain (loss) from discontinued operations	$964,724	$(120,681)	$1,202,327	$(786,285)

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIRIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013

NOTE 16 - COMMITMENTS AND CONTINGENCIES

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

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIRIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013

On September 24, 2012 the Bankruptcy Court entered an order (the “Order Approving Settlement Agreement”) approving a June 10, 2012 settlement agreement, as amended on August 23, 2012 (collectively, the “Settlement Agreement”) among CD International Enterprises, Inc. and its subsidiaries, CDI China, Inc., China Direct Investments, Inc., and International Magnesium Group, Inc. (collectively, the “CD Affiliates”) and Sonya Salkin, the Trustee on behalf of CDII Trading in the Bankruptcy Case. Under the terms of the Settlement Agreement, the CD Affiliates, jointly and severally, purchased all of the assets of CDII Trading which included all contractual rights to purchase iron ore and any surplus property in the estate after a final determination and payment of creditor claims. The CD Affiliates also retained all their rights to object and contest the claims filed in the Bankruptcy Case, including the claims of Sunskar, Ltd. and Trafigura Beheer, N.V. The Settlement Agreement also provides for a release of all claims of the Trustee regarding the Bankruptcy Case against the CD Affiliates. In exchange for these rights, the CD Affiliates agreed to pay the estate in Bankruptcy Case $1,200,000, of which, $1,016,667 has been paid as of June 30, 2013, and a balance of $183,333 is being paid in monthly installments of $45,833.33 until paid. Should the CD affiliates be successful in any efforts to object and contest any of the claims, currently totaling $1.34 million, any monies remaining in the estate after payment of claims and administrative costs shall be returned to the CD Affiliates. There can be no assurance, however, that the CD Affiliates will be successful in their efforts to object to these claims. In the event the CD Affiliates fail to make any payment due or default under any term or condition under the Settlement Agreement, subject to a cure period, the Trustee is entitled to a judgment of $3,243,000 against the CD Affiliates, jointly and severally.

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

NOTE 17- SUBSEQUENT EVENTS

On July 23, 2013, we paid $13,135 of dividends on our shares of Series A Convertible Preferred Stock in the form of 246,905 shares of our common stock.

On July 16, 2013, we issued 122,667 share our common stock, valued at $6,379 to employees as compensation.

On July 18, 2013, we entered a consulting agreement with China Logistics Group, Inc. (“CHLO”) In which we agree to provide consulting services to CHLO in 2012 and 2013, and CHLO agrees to pay us an annual consulting fee of 9,000,000 shares of its common stock for each year.

On July 2, 2013, we entered into a 36-month Employment Agreement (the “New Employment Agreement”) with our Chief Executive Officer, Yuejian (James) Wang, which provides for, among other things, payment of a base salary of $650,000 per year during the term of the agreement, eligibility to receive a discretionary if approved by our board based on a recommendation of the compensation committee, participation in certain health and welfare benefit plans, an automobile allowance and an allowance for use of an email enabled mobile phone. Mr. Wang’s New Employment Agreement, which expires on December 31, 2016, provides that he will serve as our Chief Executive Officer and a member of our Board of Directors. The terms of the New Employment Agreement are substantially similar to his August 2008 Employment Agreement.

Under the New Employment Agreement, if Mr. Wang’s employment is terminated as a result of his death, disability, by us without cause or he resigns within 90 days following a change of control or for “good reason,” in addition to salary and certain other benefits earned prior to termination Mr. Wang will be entitled to receive a single lump sum payment in an amount equal to two times the sum of his then-current annual base salary and the highest annual discretionary bonus and the highest incentive bonus that he was entitled to receive within the three years preceding the date of termination. In addition, Mr. Wang will become fully vested in all outstanding stock incentive awards, will be entitled to certain health and welfare benefits for a period of two years following such termination and payment of additional amounts in the event additional taxes are imposed on the under Section 280G of the Internal Revenue Code.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

The following discussion and analysis of our consolidated financial condition and results of operations for the three months and nine months ended June 30, 2013 and 2012 should be read in conjunction with the consolidated financial statements and other information presented in our Annual Report on Form 10-K for the year ended September 30, 2012 as filed with the Securities and Exchange Commission on December 28, 2012 and with the consolidated financial statements and other information presented in this Quarterly Report on Form 10-Q.

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

Our Basic Materials segment engages in the global purchase and sale of industrial commodities in the Americas which includes mineral ores and non-ferrous metals. As described elsewhere in this report, in September 2012, we sold our majority interest in Lang Chemical and in October 2012, we sold our interest in CDI Beijing. While revenues in prior periods from CDI Beijing were not material to our operations, Lang Chemical’s assets represented substantially all of the assets in this segment. This disposition is consistent with our strategy to streamline our investment and assets in China committed to this segment due to poor performance over the past fiscal year and realign our investments to our industrial commodities business in the Americas to maximize our profits and cash flow in fiscal 2013 and beyond.

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

OUR OUTLOOK

A significant portion of our business and operations are in China and, accordingly, its national economy plays a significant role in our results of operations. According to the latest data provided by China Customs Center, the exports and imports kept a slow increasing trend in the first half year of 2013. In June 2013, the export fell 3.1% from a year earlier, while imports fell 0.7% from a year ago. The external market demand continues to slump, which inhibited the further expansion of China's exports. In the latest "Global Economic Prospects" the World Bank Expected the 2013 global economic growth is going to decrease from the previous 2.4% to 2.2%, with growth in developed countries fell to 1.2% from 1.3% in developing country's growth rate from 5.5% to 5.1%. Weakness in external demand led directly to the decreasing of China export.

Currency exchange rates, labor cost, and other costs of exports continued to rise, which increased the difficulty of exporting. According to Bank for International Settlements, by the end of July 2013 the RMB real effective exchange rate of 112.83, has appreciated by approximately 15% in the past two years. The People's Bank data show that as of June 28, the RMB against the U.S. dollar, euro and Yen appreciated 1.7%, 3.3% and 16.7% respectively in the past year. Meanwhile, domestic labor costs In China continue to increase in the first half of year. Several provinces have raised their minimum wage. According to the survey prepared by China Customs Center there are 70.5% and 59.8% of companies reflects the labor cost rate and foreign currency exchange rate increased in the past quarter.

In order to boost the economic growth, China’s Central Bank has cut the nation’s commercial banks’ reserve requirement ratio by 1.5 percentage point since November 2011, and in June 2012 cut the interest rate twice, in order to provide additional liquidity for commercial lending. This represents a significant shift in China’s economic policy signaling that China has put economic growth at the top of its agenda, rather than concerns about inflation. China's import fell 2.6% year-on-year in August 2012 while exports grew a lackluster 2.7% over the same period. The poor export growth reading in August of 2012 confirmed the weakness of the export sector in China's economy. Profits at China's major industrial enterprises fell more steeply in August 2012, extending the decline into a fifth straight month as earnings were dragged down by the continued slowdown in economic growth and rising labor costs.

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

Information On Trends Impacting Our Reporting Segments Follows:

Magnesium segment.

According to the International Magnesium Association (IMA), an industry trade group, from January to May 2013 (latest available data) China's domestic magnesium exports totaled approximately 175,100 metric tons, up by 6.33% compared to the same period in 2012. However, according to statistics by the General Administration of Customs in China, as published by China Minor Metals, the global magnesium demand volume in 2012 reached 745,000 tons, increased by 7.5% over 2011, of which, the aluminum magnesium alloy's demand for magnesium reached 280,000 tons with the year-on-year growth of 14% and automobile die pressed casting demand for magnesium reached 210,000 tons with the growth of 10%. In recent months, particularly in the months of January 2013 and February 2013, China magnesium prices stabilized as supplies increased due to expanded production capacity in 2013 and increased demand due to the improved global economy system.

Our average magnesium sales price over the third quarter of fiscal 2013 was approximately $2,649 per metric ton, compared to an average magnesium sales price of approximately $2,757 per metric ton. Magnesium prices incrementally improved over the course of fiscal 2011 reflecting an improved worldwide demand pattern during the first three quarters of calendar 2011, characterized by a gradual increase in prices driven by an increased demand from the global aerospace, automotive and consumer electronics sectors. This was followed by a softening in overall demand beginning in October 2011, which has continued through the third quarter of fiscal 2013, mostly due to renewed concerns over the European debt crisis, tightening credit availability in China forcing domestic competitors to liquidate inventory to raise cash balances and a general slowdown in China manufacturing activities. As a result of the removal of the 10% export tax on magnesium by Chinese government effective January 1, 2013, we build additional inventory during the second quarter of 2013 in anticipation of an improvement in demand in later quarters of 2013 due to the positive impact of tax removal and the recovery of European car industry. However, sale price of magnesium also pulled back by approximately 10%, therefore, we were not able to make higher profit. We believe demand from European market will gradually rise and believe magnesium revenues will slightly increase in fiscal 2014.

Basic Materials Segment.

 As a result of the substantial economic slowdown and lack of new sales in the domestic market in China for our specialty chemicals and steel related products, we disposed of the two main subsidiaries in the fourth quarter of fiscal 2012, and have further realigned our capital investment in these businesses toward our industrial commodities and distribution business in the Americas in an effort to permit us to maximize our revenues, gross profit, and cash flow in this segment in fiscal 2013 and in future years. For the nine months ended June 30, 2013 and 2012, we reflected the operations of Lang Chemical and CDI Beijing as a discontinued operation.

As previously disclosed, in fiscal 2012, our operations in Chile experienced shipping delays due to a longer than expected timeframe to receive port authority approval to export the iron ore. During the third quarter of fiscal 2012 we also worked to establish new relationships with suppliers/exporters. One of our suppliers/exporters received port authority approval for shipment during the fourth quarter of fiscal 2012. In the second quarter of fiscal 2013, we sold seven thousand metric tons of iron ore and generated revenue of $417,000. In Bolivia, we established new relationships with a supplier and are working with an engineering specialist to further strengthen our sourcing capabilities and a logistics provider to meet our inland transportation needs. In the third quarter of 2013, we developed a new market in Ecuador and exported 3,430 metric tons iron to China and generated revenue of $422,726.

Consulting Segment.

Our Consulting segment revenues primarily consist of consulting and advisory service fees we received from certain publicly traded U.S. companies with their primary business operations located in the PRC. We receive a fixed number of shares of their marketable securities or fees from those client companies, including both recurring and one-time transaction fees for services provided to clients. Consulting segment revenues vary from period to period depending upon the timing, nature and scope of services we provide to a particular client. We do not see any potential of increase of demand for our consulting services in fiscal 2013. In fiscal 2013, we continue our marketing initiative for our One-Stop China Value™  program in an effort to attract new consulting clients. This program is designed to implement a broad range of strategies to enhance and maximize shareholder value for China-based U.S. public companies. Other marketing plans include possible sponsoring trade symposiums, investment forums, and forming strategic alliances with industry and trade associations.

GOING CONCERN

Our consolidated financial statements have been prepared assuming we will continue as a going concern. The report of our independent registered accounting firm on our consolidated financial statements for the year ended September 30, 2012 contained a qualification as to our ability to continue as a going concern. For the nine months ended June, 2013, we reported a loss from continuing operations of $6.1 million, a net loss of approximately $4.86 million and cash used in operating activities of $4.99 million.

At June 30, 2013 we had a working capital deficit of $2.3 million and our cash has declined 71% from September 30, 2012.  In addition, our revenues for the third quarter of fiscal 2013 and the nine months ended June 30, 2013 declined approximately 30.2% and 36%, respectively, from the comparable periods in fiscal 2012. These, among other issues, raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

RESULTS OF OPERATIONS

Summary of Selected Consolidated Financial Information

	Three months ended June 30,
	2013		2012
	Amount	% of Revenues	Amount	% of Revenues
Magnesium segment	$18,055,598	97%	$26,539,758	100%
Basic Materials segment	457,995	3%	174	<1%
Consulting segment	68,305	<1%	85,784	<1%
Consolidated Revenues	18,581,898	100%	26,625,716	100%
Cost of revenues	17,812,263	96%	25,980,164	98%
Gross profit	769,635	4%	645,552	2%
Total operating expenses	2,526,581	14%	2,950,356	11%
Operating (loss) income	(1,756,946)	(9%)	(2,304,804)	(9%)
(Loss) income from continuing operations	(1,858,467)	(10%)	(1,633,457)	(6%)
Gain (loss) from discontinued operations	964,724	5%	(120.681)	(1%)
Net (loss) income	$(893,743)	(5%)	$(1,754,138)	(7%)

	Nine months ended June 30,
	2013		2012
	Amount	% of Revenues	Amount	% of Revenues
Magnesium segment	$51,015,885	97%	$70,388,045	87%
Basic Materials segment	898,181	2%	844	<1%
Consulting segment	421,200	1%	10,866,413	13%
Consolidated Revenues	52,335,266	100%	81,255,302	100%
Cost of revenues	50,864,676	97%	69,372,942	85%
Gross profit	1,470,590	3%	11,882,360	15%
Total operating expenses	7,344,189	14%	7,931,099	10%
Operating (loss) income	(5,873,599)	(11%)	3,951,261	5%
(Loss) income from continuing operations	(6,058,732)	(11%)	3,735,795	5%
Gain (loss) from discontinued operations	1,202,327	2%	(786,285)	(1%)
Net (loss) income	$(4,856,405)	(9%)	$2,949,510	4%

Consolidated Revenues

Revenues in the third quarter of fiscal 2013 decreased by 30.2%, as compared to the third quarter of fiscal 2012, primarily due to a decrease of 20% in revenues from the Consulting segment due to the lack of new clients, and 32% decrease in revenues from our Magnesium segment. For the nine months of fiscal 2013, our revenues decreased 35.6%, as compared to the same period in fiscal 2012, as a result of a decreased in revenues of 96.1% within our Consulting segment and 27.5% within our Magnesium segment.

Analysis of Operating Results by Segment

A summary of our comparative operating results by segment for the three months and nine months ended June 30, 2013 and 2012 is as follows:

Magnesium Segment	Three months ended June 30,		Nine months ended June 30,
	2013	2012	2013	2012
Total revenues	$18,055,598	$26,539,758	$51,015,885	$70,388,045
Cost of revenues	17,299,303	25,705,216	49,791,093	68,731,597
Gross profit	756,295	834,542	1,224,792	1,656,448
Total operating expenses	1,687,371	1,404,071	3,741,434	2,955,546
Operating (loss)	$(931,076)	$(569,529)	$(2,516,642)	$(1,299,098)

Basic Materials Segment	Three months ended June 30,		Nine months ended June 30,
	2013	2012	2013	2012
Total revenues	$457,995	$174	$898,181	$844
Cost of revenues	507,442	243	507,442	1,001
Gross profit (loss)	(49,447)	(69)	390,739	(157)
Total operating expenses	185,234	123,543	356,304	393,761
Operating income (loss)	$(234,681)	$(123,612)	$34,435	$(393,918)

Consulting Segment	Three months ended June 30,		Nine months ended June 30,
	2013	2012	2013	2012
Total revenues	$68,305	$85,784	$421,200	$10,866,413
Cost of revenues	5,517	274,705	566,149	640,344
Gross profit (loss)	62,788	(188,921)	(144,940)	10,226,069
Total operating expenses	653,976	1,422,742	3,246,451	4,581,882
Operating (loss) income	$(591,188)	$(1,611,663)	$(3,391,391)	$5,644,187

Revenues by Segment

Our Magnesium segment sold and distributed approximately 6,598 metric tons of magnesium, including 192 metric tons of magnesium powder during the third quarter of fiscal 2013, as compared to approximately 8,894 metric tons, including 128 metric tons of magnesium powder, the third quarter of fiscal 2012.  For the first nine months of fiscal 2013, our Magnesium segment sold and distributed approximately 18,483 metric tons as compared to approximately 24,568 metric tons in the same period of fiscal 2012, after adjustment for discontinued operations on a comparative basis shown separately in our statement of operations. The average sales price of our magnesium for ingot and powder sales for the third quarter of fiscal 2013, excluding processing fees, decreased by 9.1% and volume decreased by 25.8% resulting in lower revenues for the third quarter of fiscal 2013. The average sales price of our magnesium segment for the first nine month of fiscal 2013 decreased by 8.2% and volume decreased by 24.7%, resulting in a decrease of 27.5% in sales volume. Included in the $18.1 million of Magnesium segment revenues for the third quarter of fiscal 2013 was approximately $0.8 million, and for the first nine months of fiscal 2013 was about $2.4 million in processing fees which is a new source of revenue for selling reduction tanks for the Magnesium segment.

                We have been experiencing declined revenue due to reduced demand from our existing clients. Also, we have been reducing our sales price by 8-10% in response to competition. Golden Trust and Lingshi Magnesium has been our main revenue stream while Gold Magnesium and Chang Magnesium have been in idling state.

Revenues from  our Basic Materials segment in the third quarter and the first nine months of fiscal 2013 increased significantly from the fiscal 2012 periods principally related to the sale of iron ore within South America. In the third quarter of fiscal 2013,  we further expanded our business in Ecuador and sold 3,430 metric tons of iron ore to clients in China.

Our Consulting segment revenues primarily consist of consulting and advisory service fees we received from certain publicly traded U.S. companies with their primary business operations located in the PRC, and we receive a fixed number of shares of their marketable securities or fees from those client companies, including both recurring and one-time transaction fees for services we provide to clients. Revenue from our Consulting segment declined significantly during the fiscal 2013 periods as compared to the fiscal 2012 period due to lack of new clients.

Consolidated Gross Profit

Our consolidated gross profit margin increased to 4% in the third quarter of fiscal 2013 and decreased to 3% in the first nine months of fiscal 2013, as compared to 2% and 15%, respectively, for the same period of fiscal 2012. The increase in our gross margin for the third quarter of fiscal 2013 is primarily attributable to cut cost in our consulting segment. The decrease in gross profit margin for the nine months ended June 30, 2013 from the comparable period in fiscal 2012 was primarily due to decrease in both average sales price and sales volume of our magnesium for ingot and powder sales as discussed above and an approximately 3% increase in our average costs. Additionally, we had a 100% decrease in gross profit from our Consulting segment.

Gross Profit by Segment

Gross profit in the third quarter of fiscal 2013 for our Magnesium segment decreased by 9%, and in the first nine months of fiscal 2013 decreased by 26% compared to the same periods of fiscal 2012.  The gross profit margin as a percentage of revenues was 4.2% in the third quarter of fiscal 2013 as compared to 3.1% in the third quarter of fiscal 2012, and 2.4% for both the  first nine months of fiscal 2013 and fiscal 2012. The increase in gross profit for the third quarter of fiscal 2013 was primarily due to a decrease in sales revenues and cost of revenues of 32%, and a 27% decreased in revenue and cost of revenues in the first nine months of fiscal 2013.

The gross profit in our Consulting segment for the third quarter of fiscal 2013 was $62,788 as compared to a gross loss of $(188,291) for the third quarter of fiscal 2012. For the first nine months of fiscal 2013, the gross loss in our Consulting segment was $(144,940) as compared to a gross profit of $10.2 million in the same period of fiscal 2012. The 2013 period gross losses were attributable to a lack of revenue to offset costs incurred as we continue to provide services to client companies in periods subsequent to the period in which the revenue is recognized.

Total Operating Expenses

Total operating expenses, net of other operating income, decreased by 14.4% in the third quarter of fiscal 2013 and decreased 7.4% in the first nine months of fiscal 2013, as compared to the comparable periods in fiscal 2012. The decrease was primarily due to our Consulting segment decreased of $0.77 million operating expenses in the third quarter and decreased by $1.33 million in the nine months of fiscal 2013, as compared to the same period of 2012.

Operating Expenses by Segment

Operating expenses in our Magnesium segment during the first nine months of fiscal 2013 increased by 27% primarily due to the higher selling, general and administrative expenses resulting from the additions of the costs associated with Golden Trust, Lingshi Magnesium, and Beauty East, as well as higher employee benefit expenses. For the third quarter of fiscal 2013, operating expenses increased by 20.2% due to Golden Magnesium made a higher compensation payments of approximately $1.07 million to the previous employees for the idling state of production during last fiscal year 2012 and 2013.

Operating expenses in our Basic Materials segment for the third quarter and the first nine months of fiscal 2013 increased by 50% and decreased by 9% as compared to the same period of fiscal 2012, primarily due to the initial set up costs of $100,000 associated with our new subsidiary in Chile in third quarter, and $18,000 and $49,000 decreases in travel expenses incurred in serving our clients based for South America in the third quarter and the first nine months of fiscal 2013.

For the third quarter of fiscal 2013, operating expenses in our Consulting segment decreased by 54% as compared to the third quarter of fiscal 2012 primarily due to an decrease of54% in insurance costs, a decrease of 90% in conference and meeting fees, a decrease of 76% in travel expenses, and a decrease of approximately 60% in employee salary with compensation and office expenses and other operational fees. For the first nine months of fiscal 2013, operating expenses in our Consulting segment decreased by 29% as compared to the first nine month of fiscal 2012 primarily due to implementation of general and administrative expenses cost cutting measures. During the first nine months of fiscal 2013, as compared to the same period of fiscal 2012, we had a decrease in compensation expense to employees and directors fees of approximately $965,000, a decrease in office supply and expense fees of approximated $48,000, a decrease $129,000 in board expenses a decrease in public relations fees of $192,000, a decrease in insurance expense of $120,000 and a decrease in finder fees of $261,000 to offset increased by $460,000 in consulting expenses and legal fees.

Other Income (Expenses)

For the third quarter of fiscal 2013, other income was approximately $36,000 as compared to other expense of $42,000 for the third quarter of 2012, a change of $78,000. For the first nine months of fiscal 2013, other expense was $140,000 as compared to other income of $703,000, a change of $843,000 compared to the first nine months of fiscal 2012. The decrease was primarily due to a decrease in other income related to the recovery of previously written off other receivables, and an increase in interest expense because of increased loan payables, net of interest income of $428,000 and $745,000, respectively in the third quarter and the first nine month. In the first nine month of fiscal 2013, realized gain on available-for sale marketable securities increased by $202,000 due to $ 356,000 gain on the recovery of previously written off marketable and distribution of marketable securities.

Discontinued Operations

As described elsewhere in this report, during the fourth quarter of 2012, we sold our interests in Lang Chemical and CDI Beijing and discontinued the operations of CDI Jingkun Zinc and CDI Jixiang Metal, all of which were part of our Basic Materials segment. In addition, in the fourth quarter of 2012, we discontinued the operations of Baotou Changxin Magnesium which was part of our Magnesium segment and also took an impairment charge for Chang Magnesium. The results of operations of each of these entities, and all related costs of revenues and operating expenses, for the three and nine months ended June 30, 2013 and 2012 are included in discontinued operations appearing on consolidated statements of operations and comprehensive income (loss) appearing in this report. As a result, all data presented below is after adjustment for discontinued operations on a comparative basis shown separately in our consolidated statements of operations.

For the third quarter of fiscal 2013, gain from discontinued operations increased primarily due to the sale and disposition of some fixed assets for the impairment of our subsidiaries of Magnesium segment during the fourth quarter of fiscal 2012 as previously disclosed.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. As of June 30, 2013 we had a working capital deficit of $2.27 million as compared to a working capital deficit of $0.37 million as of September 30, 2012. The decline in our margins is adversely impacting our operations as many of our costs are fixed. We rely upon cash generated from our operations, the sale of our subsidiaries, access under factoring and other lending relationships and advances from related parties to fund our operations. We do not have any commitments for capital expenditures. In addition to funds necessary to pay our operating expenses and satisfy our obligations as they become due, during fiscal 2013 we will require sufficient funds to fund the settlement agreement we entered into in the bankruptcy case involving CDII Trading discussed earlier in this report, as well as to satisfy any obligations which may ultimately be determined that we owe the Internal Revenue Service as described later in this report.  In addition, we have $1.2 million in loans which are currently past due and an additional $0.4 million which either mature within the next 12 months or are due on demand, including $5.0 million owed to related parties. We do not have the funds necessary to satisfy any of these obligations.  Our Magnesium and Basic Materials segments have operating losses and revenues from our Consulting segment vary greatly from period to period.  Our Consulting segment generally receives full payment in advance for consulting services to be provided over the term of the contract, primarily in the form of our client company’s common stock. For transactions in which we advise a new client company on entering into the U.S. public market for the first time, it may take some additional time for us to receive our transaction fees due to the necessary compliance and regulatory filing process, and it is possible that at such time, if ever, that we are able to sell the securities we receive as compensation that the funds we receive upon the sale will be equal to the amount of revenue we initially recognized.  In addition, revenues from this segment do not provide cash to us to otherwise pay costs associated with delivering those services or otherwise paying our operating expenses until we are able to liquidate those securities, of which there are no assurances.  During the first nine months of fiscal 2013, we have also lent related parties $5.47 million which has further adversely impacted our available cash. Lastly, we have significantly increased inventory in our Magnesium segment, including through purchases from related parties, in anticipation of increased demand during 2013 which has not yet materialized.  As a result of the working capital deficit and the operating losses incurred, our cash flow from operations is not sufficient to sustain our operations and satisfy our obligations as they become due.

During fiscal 2013 we have issued an aggregate of 513,301 shares of our common stock valued at $219,902 to employees as compensation for their services in an effort to conserve our cash resources, and we are delaying the payment of our ordinary trade obligations.  While we are actively undertaking efforts to raise additional capital to provide sufficient working capital for our operations, we do not have any firm commitments and our ability to access equity markets is hampered by our financial performance and the quotation of our common stock on the OTC Markets which limits the number of potential investors in our company, as well as the general adverse market conditions experienced by companies who operations are primarily conducted in the PRC.  If we are unable to either significantly increase our operations and begin generating operating income or raise capital through the sale of debt or equity securities, we may be forced to cease some or all of our operations. In that event, our shareholders could lose their entire investment in our company.

We maintain cash and cash equivalents in the United States and China. At June 30, 2013 and September 30, 2012, bank deposits by geographic area were as follows:

Country	June 30, 2013		September 30, 2012
United States	$187,380	19%	$468,450	14%
PRC	816,954	81%	2,969,388	86%
Total cash and cash equivalents	$1,004,334	100%	$3,437,838	100%

As of June 30, 2013, a substantial portion of our cash balance, 81%, was in the form of RMB held in bank accounts at financial institutions located in the PRC. Cash held in banks in the PRC is not insured. The value of cash on deposit in China of $816,954 at June 30, 2013 has been converted based on the exchange rate as of June 30, 2013.

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

Our marketable securities available-for-sale as of June 30, 2013 totaled $700,612 as compared to $344,000 at September 30, 2012, an increase of $0.36 million. In the first nine months of fiscal 2013, we received our client’s company common stocks for the last year revenues for our consulting services. We expect to evaluate the carrying value of the remaining marketable equity securities we are holding for sale in subsequent periods and may elect to take additional impairments on these values.

Our accounts and notes receivable as of June 30, 2013 amounted to $3.6 million, a decrease of $7.6 million or 68.0% as compared to September 30, 2012, primarily due to the collection of open receivable balances and a decrease in revenues for the quarter.  During the third quarter and the first nine months of 2013, we received $290,688 and $358,920 for the distinguished notes, respectively.

Inventories as of June 30, 2013 amounted to $6.9 million, an increase of $1.3 million as compared to September 30, 2012, primarily due to our decrease in revenues and our continuing of production in inventories in anticipation of stronger sales in fiscal 2013.

Prepaid expenses and other current assets consist of prepayments to vendors for inventory, other receivables, loans receivable, VAT tax refunds, and security deposits. Prepaid expenses and other current assets as of June 30, 2013 amounted to $8.0 million, an increase of $2.1 million as compared to September 30, 2012, primarily due to a $1.3 million increase in prepayments to suppliers within our magnesium segment.

Short-term loans at June 30, 2013 and September 30, 2012 include $1,000,000 owed under secured promissory notes bearing interest at the rate of 1% per month which is presently past due. As collateral for these obligations, we have pledged an aggregate of 5,099,115 shares of common stock of China Education International, Inc. which we received as compensation for consulting services rendered by us. As described earlier in this report, during fiscal 2012 we fully impaired the carrying value of these securities as the issuer ceased filing reports with the Securities and Exchange Commission which makes it unlikely we will be able to liquidate these securities in the foreseeable future, if at all.

Accounts payable and accrued expenses represent payables associated with the general operations within each segment, including accrued payrolls. Accounts payable and accrued expenses as of June 30, 2013 amounted to $7.9 million, an increase of $2.7 million as compared to September 30, 2012, primarily due to the non-payment of trade payable related to lack of working capital.

Accounts and other payable – related party represent payables owed to the related parties for transactions occurred in the ordinary course of business or other financial events. As of June 30, 2013, accounts and other payable – related party amounted to $14.4 million, an increase of $1.8 million as compared to September 30, 2012.

Impact of our related party transactions on our company and possible violations of the Sarbanes-Oxley Act of 2002

As described in Note 10 to the Notes to Unaudited Consolidated Financial Statements appearing earlier in this report, we engage in a number of related party transactions, including:

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

During the first nine months of fiscal 2013 we significantly increased the amount of accounts, loans and other receivables and prepaid expenses owed us by related parties, as well as significantly increasing the amount of funds we owed these related parties.  We do not have any independent directors and there are no assurances that the terms of these related party transactions are fair to our company or our shareholders.

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

During fiscal 2012, CDII Trading had a net operating loss of $0.5 million, which was included in our consolidated statement of operations. We do not expect this bankruptcy filing to have a material impact on our consolidated financial position and operations since this subsidiary has assets of approximately $1.2 million, and liabilities of $3.2 million with accumulated deficit of approximately $2.0 million as of September 30, 2012. CDII Trading's assets are comprised primarily of prepayments to suppliers of iron ore minerals, and it uses loans from other affiliates to fund these prepayments and its operations for the iron ore minerals. A settlement agreement was reached on June 10, 2012 subject to Bankruptcy Court approval. On August 23, 2012 an amendment to the settlement agreement was executed by all parties which was subject to Bankruptcy Court hearings and approval on September 19, 2012. On September 24, 2012, the Bankruptcy Court issued an order approving the June 10, 2012 settlement agreement as amended. Under the terms of the amended settlement agreement, the CD Affiliates jointly and severally, agreed to purchase all of the assets of CDII Trading which includes all contractual rights to purchase iron ore and any surplus property in the estate after a final determination and payment of creditor claims. As a result of the approval of the amended settlement agreement by the Bankruptcy Court, we estimate the liquidity impact of the bankruptcy agreement at this time to be approximately $1,200,000, excluding legal expenses, which we have reserve for in our consolidated financial statements as described in greater detail in Note16 to our consolidated financial statements appearing later in this report. The ultimate outcome of the bankruptcy and any possible future litigation claims proceedings related to Sunskar's claims cannot be predicted at this time, and thus the ultimate liquidity impact resulting from closure of all legal claims cannot be estimated.

In addition, the delisting of our common stock from The NASDAQ Stock Market in July 2012 was a trigger event under the designations, rights and preferences of our Series A convertible preferred stock which entitles the holders to require us to redeem the shares for cash upon notice to us. The redemption price is the greater of two formulas at the option of the holder(s). As of August 30, 2013, no holder of shares of our Series A convertible preferred stock has requested the redemption of such shares.  Any amounts we are required to pay in future periods will have the effect of reducing our working capital in future periods.

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

Analysis of Cash Flows

During the first nine months of fiscal 2013, our net decrease in cash amounted to $2.43 million, which was comprised of $4.99 million used in operating activities offset by $1.03 million provided by investing activities, $151,000 provided by financing activities and $1,0 million from non-cash favorable effect of prevailing exchange rate on our cash position.

Cash Used in Operating Activities

Net cash used in operating activities for the first nine months of fiscal 2013 amounted to $4.99 million. The decrease was primarily due to a net loss of $4.86 million adjusted for non-cash items such as depreciation and amortization of $1.39 million, stock-based compensation and fees of $558,500, $1.06 million in fair value of non-cash marketable securities we received for consulting services provided to our client companies, and a gain on sale of marketable securities available for sale of $272,000, and changes in operating assets and liabilities including an increase in prepaid expenses and other assets of $1.97 million, an increase in inventories of $1.12 million, an increased in account payable and other payable to related parties of $1.6 million, an increased advanced from customers and deferred revenues of 0.5 million, and an increase in other payables of $1.10 million offset by a decrease in accounts receivables of $5.07 million, a decrease in accounts receivable and other assets from the related parties of $1.1 million and an increase in accounts payable and accrued expenses of $1.46 million.

Net cash used in operating activities for the first nine months of fiscal 2012 amounted to $3.9 million. The decrease was primarily due to an increase of $2.9 million in raw materials inventory for our Magnesium segment due to lower shipment and sales of magnesium ingots and powder, excluding inventory acquired in acquisitions, an increase of $9.9 million in accounts payable due to purchases on account, an increase of $0.88 million in prepaid expenses and other assets primarily in our Magnesium segment and also for iron ore in South America for our Basic Materials segments, and a reconciliation of non-cash revenues of $10.7 million in fair value of equity securities received for consulting services we provided to our clients which was partially offset by $13.2 million in accounts receivable primarily related to our Consulting segment, and $10.5 due to collections on accounts receivable, including related parties, in the Magnesium segment.

 Cash Provided by Investing Activities

Net cash provided by investing activities for the nine months of fiscal 2013 amounted to $1.0 million, which was primarily due to proceeds from sales of marketable securities available-for-sale within our Consulting segment of $1.03 million offset by $3,000 paid for purchases of property and equipment in the Magnesium segment.

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

Cash Provided by Financing Activities

Net cash provided by financing activities for the first nine months of fiscal 2013 amounted to approximately $151,000 primarily due to a $130,000 decrease in loan payable and proceeds from the exercise of stock options of $20,000.

Net cash provided by financing activities for the first nine months of fiscal 2012 amounted to approximately $2.9 million primarily due to $2.5 million in loans proceeds and an increase of $0.2 million in capital contribution from non-controlling interest owners, partially offset by an increase in restricted cash of $0.6 million.

Series A Convertible Preferred Stock and Related Dividends

As of June 30, 2013, 1,006 shares of Series A convertible preferred stock remained outstanding. During the first nine months of fiscal 2013, we paid dividends of $60,390 in the form of 513,301 shares of our common stock. During fiscal 2012 we paid dividends of $20,130 in cash and $40,260 in the form of 87,641 shares of our common stock.

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

Foreign Currency Translation

The accompanying consolidated financial statements are presented in United States dollars.  The functional currency of our U.S. operations is the U.S. dollar and the functional currency of our Chinese subsidiaries is the Renminbi (“RMB”), the official currency of the PRC. Equity accounts in the consolidated financial statements are translated into United States dollars from RMB at their historical exchange rates when the capital transactions occurred.  Assets and liabilities are translated at the exchange rates as of the balance sheet date.  Income and expenditures are translated at the average exchange rates for the three and nine month periods ended June 30, 2013 and 2012, respectively.  The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through PRC authorized institutions.  No representation is made that the RMB amounts could have been, or could be, converted into United States dollars at the rates applied in the translation.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure. Management, with the participation of our CEO who also serves as our principal financial and accounting officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2013. Based on that evaluation, our management, including our CEO, concluded that our disclosure controls and procedures were not effective as a result of material weaknesses in our disclosure controls and procedures.  These material weaknesses include our failure to timely file this Quarterly Report on Form 10-Q for the period ended June 30, 2013, certain Current Reports on Form 8-K during the three months ended June 30, 2013 as well as the continuing significant deficiencies in our internal control over financial reporting which is described in our Annual Report on Form 10-K for the year ended September 30, 2012.

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

During the nine months ended June 30, 2013, we issued a total of 4,590,366 shares of our common stock comprised of: 264,208 shares, valued at $25,789 to members of our advisory board as compensation, 2,099,224shares, valued at $233,379 to consultants for services, 2,226,934 shares, valued at $219,902 to employees as compensation, 513,301 shares, valued at $59,477 for dividend payments and 200,000 share options for proceeds of cash of $20,000.

On July 23, 2013, we paid $13,135 of dividends on our shares of Series A Convertible Preferred Stock in the form of 246,905 shares of our common stock. The recipient was an accredited investor and the issuances were exempt from registration under the Securities Act of 1933 in reliance on exemptions provided by Section 4(2) of that act.

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Mine Safety Disclosures

Not applicable to our company.

Item 5.	Other Information.

China Direct Investments loan from Bin Zuo. Due on September 30, 2013. 18% semi-annual interest rate. Secured by pledge of CD International Enterprises assets.

On February 14, 2013, China Direct Investments issued a secured promissory note of $309,132 to James Wang in connection with the assignment of note payable from China Discovery Investors, whereby the principal balance and unpaid interest was assigned to Mr. Wang. The note is secured by 730,000 share of China Education International, Inc. common stock pledge (See Note 4). This note is due on December 31, 2013 and bears at interest at 12% per annum.

Item 6.	Exhibits.

Exhibit No	Description
10.56	2013 Employee and Consultant Stock Incentive and Compensation Plan (incorporated by reference to the Current Report on Form 8-K filed on June 14, 2013).
10.57	Secured Promissory Note dated March 13, 2013 between China Direct Investments, Inc., and Bin Zuo*
10.58	Security Agreement dated March 13, 2013 between CD International Enterprises, Inc., and Bin Zuo*
10.59	Letter agreement dated June 27, 2012 by and between CD International Enterprises, Inc. and Yuejian (James) Wang (incorporated by reference to the Current Report on Form 8-K filed on August 6, 2013)
10.60	Employment Agreement dated July 2, 2013 by and between CD International Enterprises, Inc. and Yuejian (James) Wang (incorporated by reference to the Current Report on Form 8-K filed on August 6, 2013)
31.1	Section 302 Certificate of Chief Executive Officer. *
31.2	Section 302 Certificate of Principal Financial and Accounting Officer.*
32.1	Section 906 Certificate of Chief Executive Officer and Principal Financial and Accounting Officer.*
101.INS	XBRL INSTANCE DOCUMENT **
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA **
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE **
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE **
101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE **
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE **

*	Filed herewith.
**	In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed”.

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CD INTERNATIONAL ENTERPRISES, INC.

Date: August 30, 2013	By: /s/ Yuejian (James) Wang
Yuejian (James) Wang,
Chairman and Chief Executive Officer
(principal executive officer, principal financial and accounting officer)