Form 10-K
period 2013-09-30
CD INTERNATIONAL ENTERPRISES, INC.
filed 2015-01-15
CIK 1088787

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended September 30, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐Yes ☒ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).☒Yes☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    ☐Yes   ☒No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter, $2,704,194 on March 31, 2013.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date, there are 60,613,074 shares of common stock are issued and outstanding as of January 12, 2015.

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

Our use in this report of "CD International”, "we”, "us” or “our” refers to CD International Enterprises, Inc., a Florida corporation, and our subsidiaries, “fiscal year 2013” refers to the year ended September 30, 2013, “fiscal year 2012” refers to the year ended September 30, 2012 and “fiscal year 2014” refers to the year ended September 30, 2014.  The information which appears on our web site at www.cdii.net is not part of this report.

i

Cautionary Note Regarding Forward-Looking Information and Factors That May Affect Future Results

This report contains forward-looking statements. The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This report and other written and oral statements that we make from time to time contain such forward-looking statements that set out anticipated results based on management’s plans and assumptions regarding future events or performance. We have tried, wherever possible, to identify such statements by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will” and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results of current and anticipated sales efforts, expenses, the outcome of contingencies, such as legal proceedings, and financial results. A list of factors that could cause our actual results of operations and financial condition to differ materially is set forth below, and these factors are discussed in greater detail under Item 1A – “Risk Factors” and our subsequent filings with the Securities and Exchange Commission:

•	Our ability to continue as a going concern.
•	Continued global economic weakness is expected to reduce demand for our products in each of our segments.
•	Our ability to implement our expansion plans for growing our business through acquisitions and development of our commodity trading business.
•	Loss of orders from any of our major customers.
•	The value of the equity securities we accept as compensation is subject to adjustment which could result in losses to us in future periods.
•
Our need for additional financing which we may not be able to obtain on acceptable terms, the dilutive effect of additional capital raising efforts in future periods may have on our current shareholders and the increased interest expense in future periods related to additional debt financing.

•	Adverse outcome of the bankruptcy of our subsidiary, CDII Trading, Inc. (“CDII Trading”).
•	Our dependence on certain key personnel.
•	Difficulties we have in establishing adequate management, cash, legal and financial controls in the PRC.
•	Our ability to maintain an effective system of internal control over financial reporting.
•
The lack of various legal protections in certain agreements to which we are a party and which are material to our operations which are customarily contained in similar contracts prepared in the United States.

•	Potential impact of PRC regulations on our intercompany loans.
•	Our ability to assure that related party transactions are fair to our company and possible violations of the Sarbanes-Oxley Act of 2002.
•	The scope of our related party transactions and potential conflicts of interest arising from these transactions.
•	The impact of the loss of our land use rights.
•	Our ability to comply with the United States Foreign Corrupt Practices Act which could subject us to penalties and other adverse consequences.
•	Limits under the Investment Company Act of 1940 on the value of securities we can accept as payment for our business consulting services.
•	Our acquisition efforts in future periods may be dilutive to our then current shareholders.
•	Our inability to enforce our rights due to policies regarding the regulation of foreign investments in the PRC.
•	The impact of environmental and safety regulations, which may increase our compliance costs and reduce our overall profitability.
•	The effect of changes resulting from the political and economic policies of the Chinese government on our assets and operations located in the PRC.
•	The impact of Chinese economic reform policies.
•	The influence of the Chinese government over the manner in which our Chinese subsidiaries must conduct our business activities.
•	The impact of future inflation in the PRC on economic activity in the PRC.
•	The impact of any natural disasters and health epidemics in China.
•	The impact of labor laws in the PRC on our results of operations.
•	The limitation on our ability to receive and use our revenues effectively as a result of restrictions on currency exchange in the PRC.
•	Fluctuations in the value of the RMB may have a material adverse effect on our investment.
•	The market price of our common stock has been and may continue to be highly volatile and subject to wide fluctuations and the impact of penny stock rules on the liquidity of our common stock.

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
•
“Excel Rise”, refers to Excel Rise Technology Co., Ltd., a Brunei company and a wholly owned subsidiary of Chang Magnesium. On February 29, 2012, we disposed Excel Rise and assigned $7.1 million of our 51% interest in Excel Rise to our two subsidiaries, $2.4 million to Ruiming Magnesium and $4.7 million to Lingshi Magnesium;

•	“Asia Magnesium”, refers to Asia Magnesium Corporation Limited, a company organized under the laws of Hong Kong and a wholly owned subsidiary of Capital Resource Management;
•
“Golden Magnesium" refers to Shanxi Gu County Golden Magnesium Co., Ltd., a company organized under the laws of the PRC and a 100% owned subsidiary of CDI China, which we disposed of in the fourth quarter of fiscal year 2013;

•	“Baotou Changxin Magnesium”, refers to Baotou Changxin Magnesium Co., Ltd., a company organized under the laws of the PRC, a 51% owned subsidiary of CDI China;
•	“IMTC” or “International Magnesium Trading”, refers to International Magnesium Trading Corp., a company organized under the laws of Brunei and a 100% owned subsidiary of IMG;
•	“Ruiming Magnesium”, refers to Taiyuan Ruiming Yiwei Magnesium Co., Ltd., a company organized under the laws of the PRC and an 80% majority owned subsidiary of CDI China;
•	“Beauty East”, refers to Beauty East International, Ltd., a Hong Kong company and a wholly owned subsidiary of CDI China.
•	“Marvelous Honor”，refers to Marvelous Honor Holdings Inc., a Brunei company and a wholly owned subsidiary of CDI China; and,
•	“Lingshi Magnesium”, refers to Lingshi Xinghai Magnesium Industry Co., Ltd.，a company organized under the laws of the PRC and a wholly owned subsidiary of Ruiming Magnesium.

Basic Materials Segment

•
“Lang Chemical”, refers to Shanghai Lang Chemical Co., Ltd. a company organized under the laws of the PRC and a 51% owned subsidiary of CDI China which we disposed of in the fourth quarter of fiscal year 2012;

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

•
“CDI Beijing” refers to CDI (Beijing) International Trading Co., Ltd., a company organized under the laws of the PRC and a 51% owned subsidiary of CDI Shanghai Management, which we disposed of in the fourth quarter of fiscal year 2012;

•	“CDII Trading” refers to CDII Trading, Inc., a Florida corporation and a 100% owned subsidiary of CD International Industries;
•	"CDII Minerals" refers to CDII Minerals, Inc., a Florida corporation and a wholly owned subsidiary of CD International;
•	"CDII Chile" refers to Inversiones CDII Chile, Ltda., a Chilean company and a wholly owned subsidiary of CDII Minerals;
•	"CDII Peru" refers to CDII Minerals de Peru SAC, a Peruvian company and a 50% owned subsidiary of CDII Minerals; and
•	“IMG” or “International Magnesium Group”, refers to International Magnesium Group, Inc., a Florida corporation and a 100% owned subsidiary of CD International Industries;
•	"CDII Bolivia" refers to Empresa Minera CDII de Bolivia S.A., a Bolivian company and a wholly owned subsidiary of CDII Minerals.

Consulting Segment

•	“China Direct Investments”, refers to China Direct Investments, Inc., a Florida corporation, and a wholly owned subsidiary of CD International;
•	“CDI Shanghai Management”, refers to CDI Shanghai Management Co., Ltd., a company organized under the laws of the PRC and a wholly owned subsidiary of CDI China; and
•
“Capital Resource Management”, refers to Capital Resource Management Co., Ltd., a Brunei company, and a wholly owned subsidiary of CDI Shanghai Management, formerly known as Capital One Resource Co., Ltd.

PART I

ITEM 1.	BUSINESS.

OVERVIEW

We are a U.S. based company that sources and distributes industrial products in Asia, and the Americas. We also provide business and management consulting services to public and private American and Chinese businesses. We used to operate in three identifiable business segments, as defined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 280, “Segment Reporting:” Magnesium, Basic Materials and Consulting. Beginning in 2006, we established our Magnesium and Basic Materials segments which have grown through acquisitions of controlling interests of Chinese private companies. We consolidate these acquisitions as either our wholly or majority owned subsidiaries. Through our U.S. based industrial commodities business, we source, finance, manage logistics, and sell industrial commodities from South America for ultimate distribution in China. We also provide business and management consulting services to public and private American and Chinese businesses.

We currently operate our business in two segments. Our Basic Materials segment sells and distributes industrial commodities, and our Consulting segment provides business and management consulting services to American and Chinese companies that operate primarily in China and the Americas.

Our corporate headquarters are in Deerfield Beach, Florida which houses the U.S. executive and administrative team that guides our overall operations. Our U.S. office employs English, Spanish and Chinese speaking business and accounting staff and our other executive management. These professionals focus on due diligence, business development, marketing, accounting and compliance with the reporting requirements of the Securities and Exchange Commission (“SEC”) and other applicable laws in the U.S. and the People’s Republic of China (“PRC”).

Historically, we had the third segment, Magnesium segment, which represented our largest segment by assets and revenues. On September 30, 2014, we signed a Share Exchange Agreement with Yuwei Huang, a related party, selling our Magnesium Segment to Mr. Huang and in return, Mr. Huang and other parties shall return and cancel 8,325,949 shares of the Company’s common stock held by such parties related to Mr. Huang and have the right to receive 41,524 convertible Series D Preferred Stock within 10 business days. We manufactured and sold pure magnesium and related by-products sourced and produced in China. We also purchased and resold magnesium products sourced and produced in China by third parties.

Corporate Initiatives

In our Basic Materials segment we commenced sales from our U.S. based industrial commodities business.  We established operations in Chile, Peru and Bolivia where we entered into contracts with local operators and producers to secure supplies of iron ore, copper concentrate and other minerals. Throughout the course of fiscal year 2013 we have established domestic logistics and materials processing capabilities and a relationship with a leading European logistics and trading solutions company to sell our sourced iron ore and copper concentrate for delivery into China. We have also worked with our suppliers and local governmental authorities to obtain the necessary permits and approvals to process and export iron ore and copper concentrate on a continuous basis in these countries.  We believe we are well positioned to start to build revenue from these operations in fiscal year 2014.

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

BASIC MATERIALS SEGMENT

In our Basic Materials segment, our primary business focus was selling and distributing a variety of products in Asia including industrial grade synthetic chemicals, steel products, non-ferrous metals, recycled materials and industrial commodities. This segment also included our zinc mining property, which was discontinued in the fourth quarter of fiscal year 2012. In fiscal year 2012, our Basic Materials segment had negligible revenues from operations and during the fourth quarter of fiscal year 2012 we sold Lang Chemical and CDI Beijing, the two main subsidiaries in this segment, as discussed below, and realigned our investments into industrial commodities trading and distribution in the Americas. In fiscal year 2012, continuing revenues from the Basic Materials segment were $0.3 million, representing 5.6% of our total consolidated revenues. In fiscal year 2013 our Basic Materials segment generated revenues of $1.6 million, representing 81% of our total consolidated revenues.

In July 2009, we launched our industrial commodities business to engage in the global purchase and sale of industrial commodities. These commodities include mineral ores, non-ferrous metals, scrap metals, rare metals, petrochemicals, and other related commodities. In fiscal year 2011 we have entered into agreements with suppliers in Mexico and parts of South America for the ongoing supply of iron ore for sale to our customers in China. We also market products from our other business units as well as some of our consulting clients by leveraging our relationships with buyers in China and abroad with worldwide suppliers we source. In fiscal year 2011, we have entered into supply agreements in three countries.

Our Basic Materials segment also engages in the global purchase and sale of industrial commodities in the Americas which includes mineral ores and non-ferrous metals. In September 2012 we sold our majority interest in Shanghai Lang Chemical Co., Ltd., which we refer to as Lang Chemical, and in October 2012 we sold our interest in CDI (Beijing) International Trading Co., Ltd., which we refer to as CDI Beijing. While revenues in prior periods from CDI Beijing were not material to our operations, Lang Chemical’s assets represented substantially all of the assets in this segment. This disposition is consistent with our strategy to streamline our investment and assets in China committed to this segment due to poor performance over the past fiscal years and realign our investments to our industrial commodities business in the Americas to maximize our profits and cash flow in fiscal year 2013 and beyond.

CDII Minerals was incorporated in June 2010. CDII Minerals has a multi-tier operational structure in South America, which includes aggregation, procurement, exportation, and oversight of mining operations. Beginning operations under its predecessor CDII Trading in 2008, CDII Minerals is strategically positioned throughout several countries in South America and has developed the foundation and relationships to expand rapidly. In fiscal year 2013 and 2012, we purchased iron ore in Ecuador, Bolivia and Chile and exported to China. Currently, we are working on expanding our trading business in South America and also looking into various business opportunities with local companies that have good business in South America.

CONSULTING SEGMENT

In our Consulting segment, we provide a suite of consulting services to American and Chinese companies that operate primarily in China and the American. We currently have service contracts with clients who conduct business in China or seek to conduct business within China. We generate revenues by providing consulting services in the areas of capital structures and arrangements, mergers, acquisitions and other business transactions, identifying potential areas of growth, translation services, managing and coordinating all necessary government approvals and licenses in the PRC, marketing services, investor relations services, and coordination of the preparation of required SEC filings.

We have been actively marketing our advisory services in China and expect to add new consulting clients and complete additional transactions through these enhanced marketing efforts coupled with increasing demand from PRC companies seeking to list, or currently trading on, U.S. equity markets. We have and will continue to focus our efforts on those companies with potential for growth and profitability which are in need of business development and public relations expertise and capital. These efforts include sponsoring trade symposiums, investment forums, formation of strategic alliances with the industry and trade associations under the auspices of the Chinese government.

Our Consulting segment revenues primarily consist of consulting and advisory service fees we received from certain publicly traded U.S. companies with their primary business operations located in the PRC. Our consulting fees vary based upon the scope of the services to be rendered. Historically, a significant portion of the fees we earned have been paid in the form of our clients’ securities. We classify these securities as investments in marketable securities available-for-sale or investment in marketable securities available for sale-related party. We receive a fixed number of shares of their marketable securities or fees from those client companies, including both recurring and one-time transaction fees for services provided to clients. Consulting segment revenues vary from period to period depending upon the timing, nature and scope of services we provide to a particular client. In addition to potential transaction fees, we also anticipate receiving additional client fees generated from our ongoing annual service contracts. We will keep our current clients and look for good candidates for IPO in the coming years.

EMPLOYEES

As of September 30, 2013 we have approximately 25 full time employees, including 20 employees in the United States and 5 employees in the PRC. We believe we have good working relationships with our employees. We are currently not a party to any collective bargaining agreements.

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

Consulting segment. The services we offer in our Consulting segment compete with the services offered by many entities and individuals seeking to take advantage of the growing need of Chinese entities seeking management advice in order to obtain access to U.S. capital markets for their expansion. This competition ranges from large management consulting firms and investment banks that offer a broad range of consulting and financial services, to small companies and independent contractors that provide specialized services. Many of the firms prospecting these clients are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Furthermore, we acknowledge we are competing with firms that may possess greater financial, marketing, technical, human and other resources. We believe that we compete primarily on the basis of our ability to offer a wider range of value-added services than our competitors. In light of the current global economic environment and a continuation of the downturn in the global capital markets and concerns of China based companies, we believe it is difficult for smaller companies with operations based in China to attract interest in the financial community, make acquisitions and increase revenues and profitability. These factors impact our clients’ ability to pay the management fees needed to meet the costs of providing the services needed to comply with U.S. securities laws, which our competitors may be able to provide at lower rates.

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

As a U.S. based company doing business in the PRC, we seek to comply with all PRC laws, rules and regulations and pronouncements, and endeavor to obtain all necessary approvals from applicable PRC regulatory agencies such as the Ministry of Commerce, the State Assets Supervision and Administration Commission, the State Administration for Taxation, the State Administration for Industry and Commerce, the China Securities Regulatory Commission, and the State Administration of Foreign Exchange.

Economic Reform Issues.

Since 1979, the Chinese government has reformed its economic systems. Many reforms are unprecedented or experimental; therefore they are expected to be refined and improved. Other political, economic and social factors, such as political changes, changes in the rates of economic growth, unemployment, inflation, or the disparities in per capita wealth among regions in the PRC, could lead to further readjustment of the reform measures. We cannot predict if this refining and readjustment process may negatively affect our operations in future periods, particularly in relation to future policies including but not limited to foreign investment, taxation, inflation and trade.

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

Environment.

We are currently subject to numerous regulations relating to the protection of the environment which are highly relevant to our Basic Materials segments in South America. These laws continue to evolve and are becoming increasingly stringent. The ultimate impact of complying with such laws and regulations is not always clearly known or determinable because regulations under some of these laws have not yet been promulgated or are undergoing revision. In fiscal year 2013 we did not spend any funds related to compliance with environmental regulations.

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

In September 2006, we changed our name to China Direct, Inc. and in June 2007 we redomiciled our company from Delaware to Florida. Subsequent to the transaction with China Direct Investments in August 2006, we have substantially grown our business by acquiring growth-oriented companies in the PRC.

On March 29, 2009 we changed our name to China Direct Industries, Inc. to more accurately reflect our principal business of producing magnesium and distributing basic materials in the PRC.

In February 2007, we acquired a 51% interest in CDI Magnesium in exchange for 25,000 shares of our common stock valued at $100,000. The fair value of our common stock was based on its value of $4.00 per share on February 6, 2007. We dissolved CDI Magnesium as of September 30, 2011 and wrote off our investment of $100,000 in the company in fiscal year 2011 upon completion of our sale of our 51% interest in Pan Asia Magnesium discussed below.

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

 In February 2008, we acquired a 51% interest in Baotou Changxin Magnesium in exchange for $7,084,000 and an additional 39% interest in Baotou Changxin Magnesium in exchange for $5,417,000. Accordingly, we held a 70.9% interest in Baotou Changxin Magnesium. On February 29, 2012, we disposed Excel Rise, which is a shareholder of Baotou Changxin Magnesium. After the disposal, we held 51% interest in Baotou Changxin Magnesium. As described elsewhere herein, in September 2012 we discontinued the operations of Baotou Changxin Magnesium.

In February 2008, we invested $347,222 to acquire an 83% interest in Shanghai CDI Metal. In July 2011, we acquired the remaining 17% non-controlling interest in CDI Metal from its former non-controlling shareholder in exchange for the forgiveness of a loan from CDI Metal to such shareholder in the principal amount of RMB 100,000 (approximately $76,585).

In June 2008, we entered into an agreement to form CDI Beijing. Under the terms of the Agreement, we acquired a 51% interest in CDI Beijing for approximately $1.5 million.  On December 30, 2009, the shareholders of CDI Beijing agreed to limit their capital contributions to the $2.9 million they had already contributed and waived their requirement to contribute additional capital including our obligation to contribute $2,200,000 by September 30, 2009.

On July 13, 2010, we entered into an equity transfer agreement with Pine Capital Enterprises, Inc. (“Pine Capital”) and Taiyuan Yiwei Magnesium Industry Co., Ltd. (“Yiwei Magnesium”) to acquire an 80% interest in Ruiming Magnesium effective as of July 1, 2010, for RMB 44,880,000 (approximately $6,451,677) comprised of $2,428,864 in cash, 769,231 shares of our common stock valued at $846,154, and an assignment of a portion of our interest in Excel Rise in the amount of $2,367,038. The remaining 20% interest in Ruiming Magnesium is owned by Pine Capital.  Yuwei Huang, our executive vice president – magnesium and member of our board of directors, owns or controls Pine Capital and Yiwei Magnesium.

On May 6, 2011 we entered into a stock transfer contract with Mr. Kong Tung, a member of our board of directors, and Mr. Hui Dong, his son, both of whom were the shareholders of our subsidiary Beauty East prior to our acquisition of that company. We acquired 100% of Beauty East in exchange for 4,879,280 shares of our common stock valued at $6,147,893 or $1.26 per share.

On August 29, 2011, we signed the acquisition agreements for 100% of Golden Trust and 80% of Lingshi Magnesium. We subsequently entered into several supplemental agreements and pursuant to the last supplemental agreement, the aggregate purchase price was $26.4 million, to be paid by a combination of $15.0 million in cash or assignment of intercompany loans, $6.7 million in shares of our common stock, and $4.7 million by way of transferring our interest in our Excel Rise subsidiary. As of September 30, 2013, Lingshi Magnesium completed the title transfer and its net assets at fair value are included in our consolidated balance sheets, while the title transfer of Golden Trust was incomplete and certain post closing conditions, including the delivery of technical information, were not met. Therefore our consolidated financial statements do not include Golden Trust.

On February 29, 2012, our shareholders approved an amendment to our articles of incorporation in order to change our corporate name from China Direct Industries, Inc. to CD International Enterprises, Inc.

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

On October 8, 2012, we sold our 51% interest in CDI Beijing for $1.6 million pursuant to the terms of an equity transfer agreement by and among CDI Shanghai Management, CDI Beijing and Chi Chen and Huijuan Chen. Mr. Chi Chen served as vice president of our Basic Materials segment and was a minority owner of CDI Beijing. .

On September 30, 2014, CDI China, Inc. signed the Share Exchange Agreement with Yuwei Huang selling our Magnesium Segment including Lingshi Magnesium to Mr. Huang and in return, Mr. Huang cancelled 8,325,949 shares of CDII common stock held by different individuals related to Mr. Huang and cancel the right to receive 41,524 convertible Series D Preferred Stock within 10 business days.

On September 30, 2014, CD International Enterprises, Inc. signed the Share Exchange Agreement with EM Resource Enterprises, Inc. ("EM"), to acquire 100% of equity ownership of EM from Manuel Mustafa, the sole shareholder, in exchange for a $2 million note payable within two years and 209,375 shares of CDII Series E Convertible Preferred Stock with a total market value of $13.4 million. The preferred stock can be converted to CDII common stock as of October 1, 2017 at a ratio of each share of the preferred stock to 1,000 shares of CDII common stock. The conversion price shall be $0.064 per share, the average closing price of CDII common stock 10 trading days (September 16 to September 29, 2014) prior to September 30, 2014. The preferred stock has no voting rights. The payment of the Note will rely on cash flow of EM operations and/or future financing of CDII.

On January 8, 2015, CD International Enterprises, Inc., EM Resources Enterprises, Inc., and Manuel Mustafa, the President and sole owner of EM, elected not to proceed with and discontinued the merger between the Company and EM. This agreement was terminated without penalty to the Company or EM pursuant to the Acquisition Termination Agreement between the parties dated January 8, 2015 as all parties desired to terminate the Merger Agreements for mutual benefit. The Company returned the 100% equity ownership of EM to Mr. Mustafa for cancelation of the Note and the CDII Shares issued. Mr. Mustafa will remain a consultant to the Company for ongoing and future projects.

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

Our financial statements have been prepared assuming we will continue as a going concern. For fiscal year 2013 and 2012, we reported a net loss of $27.0 million and $90.8 million, respectively, which was primarily attributable to the impact of discontinued operations and one-time impairments. This, among other operational and working capital deficit issues, raises substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. There are no assurances that we will be able to return to profitable operations in the future or that we will not recognize additional write-offs in future periods which will adversely impact our financial results.

Our revenues declined in fiscal year 2013 and there are no assurances they will return to historic levels.

Our revenues from continuing operations declined 67% in fiscal year 2013 from fiscal year 2012 which was primarily attributable to declines in revenues from our Consulting segments offset by a very modest growth in revenues from our Basic Materials segment. Our ability to increase our revenues across all segments in fiscal year 2014 and beyond is dependent upon general economic growth in our markets, our ability to effectively compete and access to sufficient capital.  There are no assurances we will be successful in increasing our revenues in future periods.

We reported losses for fiscal year 2013 and our gross profit margins are not sufficient to enable us to report profitable operations.

Our comprehensive loss attributable to common stockholders for fiscal year 2013 was $25.0 million. We reported a net loss from continuing operations of $11.7 million in fiscal year 2013, which was primarily attributable to $8.1 million loss on revaluation for receivables and payables in the form of available-for-sale marketable securities. However, our gross profit was only marginally greater than our operating expenses. In addition to an operating loss, as a result of one time charges associated with impairments and realized losses on securities we accept as partial compensation for services in our Consulting segment, we reported a loss from continuing operations of $11.7 million. Lastly, during the fourth quarter of fiscal year 2012 we discontinued all magnesium operations in China and sold two subsidiaries of basic material segment at loss and reported a loss from discontinued operations of $63.0 million. While we expect that these events will improve our financial results in future periods, until such time as we are able to significantly increase our gross profit, our ability to report profitable operations could be adversely impacted.

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

In our Consulting segment, historically we have accepted equity securities of our clients as compensation for services. These securities are reflected on our balance sheet as “marketable securities available-for-sale”. At the end of each period, we evaluate the carrying value of the marketable securities for a decrease in value. We evaluate the company underlying these marketable securities to determine whether a decline in fair value below the amortized cost basis is other than temporary. If the decline in fair value is judged to be “other- than- temporary”, the cost basis of the individual security shall be written down to fair value as a new cost basis and the amount of the write-down is charged to earnings.  As a result of these policies, during the fourth quarter of fiscal year 2012 we recognized a one-time impairment of $12.3 million related to the carrying value of these marketable equity securities. In addition, we also recorded a one-time loss of $8.1 million as a result of significant declines in the market value of other receivable marketable securities during the fourth quarter of fiscal year 2013. Any future additional impairment would adversely affect our operating results for the corresponding periods in that we would be required to reduce the carrying value of these investments. In addition, if we are unable to liquidate these securities, we will be required to write off the investments which would adversely affect our financial position.

We need additional financing to fund acquisitions and our operations which we may not be able to obtain on acceptable terms. Additional capital raising efforts in future periods may be dilutive to our then current shareholders or result in increased interest expense in future periods.

We may need to raise additional working capital to fund expected growth in our industrial commodities business. Our future capital requirements depend on a number of factors, including our operations, the financial condition of an acquisition target and its need for capital, our ability to finance our purchases of commodities with financial instruments provided by buyers, our ability to generate revenues from other sources, and our ability to manage the growth of our business and our ability to control our expenses. Also, if we raise additional capital through the issuance of debt, this will result in increased interest expense. If we raise additional capital through the issuance of equity or convertible debt securities, the percentage ownership of our company held by existing shareholders will be reduced and those shareholders may experience significant dilution. As we will generally not be required to obtain the consent of our shareholders before entering into acquisition transactions, shareholders are dependent upon the judgment of our management in determining the number and characteristics of stock issued as consideration in an acquisition. In addition, new securities may contain certain rights, preferences or privileges that are senior to those of our common stock. We cannot assure you that we will be able to raise the working capital as needed in the future on terms acceptable to us, if at all, as the current capital markets have been adversely affected by the severe liquidity crisis. If we do not raise capital as needed, we will be unable to operate our business or fully implement our acquisition expansion strategy.

We are dependent on certain key personnel and the loss of these key personnel could have a material adverse effect on our business, financial condition and results of operations.

Our success is, to a certain extent, attributable to the management, sales and marketing, and operational expertise of key personnel of our subsidiaries in the PRC who perform key functions in the operation of our business as well as our U.S. based management team. We do not exercise any substantive day to day supervision over the activities of key members of the PRC based management team which includes Yuwei Huang and Kong Tung. The loss of one or more of these key employees or our chief executive officer, Dr. Wang, could have a material adverse effect upon our business, financial condition and results of operations.

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results. As a result, current and potential shareholders could lose confidence in our financial reporting, which would harm our business and the trading price of our stock.

As described later in this report, our management has determined that as of September 30, 2013, we did not maintain effective internal controls over financial reporting based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework as a result of identified significant deficiencies and material weakness in our internal control over financial reporting. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than material weakness, yet important enough to merit attention by those responsible for oversight of a registrant’s financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. If the result of our remediation of the identified significant deficiencies and material weakness is not successful, or if additional significant deficiencies are identified in our internal control over financial reporting, our management will be unable to report favorably as to the effectiveness of our internal control over financial reporting and/or our disclosure controls and procedures, and we could be required to further implement expensive and time-consuming remedial measures and potentially lose investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our stock price and potentially subject us to litigation.

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

Risk Related to Doing Business in South America

Substantially all of our mineral businesses are operated in South America and are subject to changes resulting from the political and economic policies of the governments of South American countries.

South America is commonly perceived as a volatile business environment. It’s futile to attempt to challenge this perception, especially since both the historical facts and anecdotal evidence from throughout the nineteenth, twentieth, and beginning of the twenty-first centuries feed this perception. Ranked as the third most unstable region in the world in the post-war era, political instability has been a pervasive problem in South America.

Our financial performance may be negatively affected by regulatory, political, economic and social conditions in South American countries in which we have significant operations or projects. In many of these jurisdictions, we are exposed to various risks such as potential renegotiation, nullification or forced modification of existing contracts, expropriation or nationalization of property, foreign exchange controls, changes in local laws, regulations and policies, political instability, bribery, extortion, corruption, civil strife, acts of war, guerilla activities and terrorism. We also face the risk of having to submit to the jurisdiction of a foreign court or arbitration panel or having to enforce a judgment against a sovereign nation within its own territory.  Actual or potential political or social changes and changes in economic policy may undermine investor confidence, which may hamper investment and thereby reduce economic growth, and otherwise may adversely affect the economic and other conditions under which we operate in ways that could have a materially negative effect on our business.

We could be adversely affected by changes in government policies or trends such as resource nationalism, including the imposition of new taxes or royalties on mining activities.

In the South American countries where we are present, governments may impose new taxes, raise existing taxes and royalty rates, reduce tax exemptions and benefits, request or force renegotiation of tax stabilization agreements or change the basis on which taxes are calculated in a manner that is unfavorable to us. Governments that have committed to provide a stable taxation or regulatory environment may alter those commitments or shorten their duration.

We are also required to meet domestic beneficiation requirements in certain South American countries in which we operate, such as local processing rules, export taxes or restrictions, or charges on unprocessed ores. The imposition of or increase in such taxes or charges can significantly increase the risk profile and costs of operations in those jurisdictions. We and the mining industry are subject to rising trends of resource nationalism in certain countries in which we operate that can result in constraints on our operations, increased taxation or even expropriations and nationalizations.

Disagreements with local communities of South American countries in which we operate could adversely impact our business and reputation.

Disputes with communities where we operate in South America may arise from time to time. Although we contribute to local communities with taxes, royalties, employment and business opportunities and social programs, expectations are complex and involve multiple stakeholders with different and constantly evolving interests. Some of our current and potential operations are located in or near communities that may regard the operation as being detrimental to their circumstances. Community expectations are typically complex with the potential for multiple inconsistent stakeholder views that may be difficult to resolve. Stakeholder opinion and community acceptance can be subject to many influences, for example, related industries, operations of other groups, local, regional or national events in other places where we operate. In the extreme, our operations may be a focus for civil unrest or criminal activity.

Disagreements or disputes with local groups, including indigenous or aboriginal groups, could cause delays or interruptions to our operations, adversely affect our reputation or otherwise hamper our ability to develop our reserves and conduct our operations. Protesters have taken actions to disrupt our operations and projects, and they may continue to do so in the future. Although we engage in active dialogue with all stakeholders and vigorously defend ourselves against illegal acts, future attempts by protesters to harm our operations could adversely affect our business

Our projects are subject to risks that may result in increased costs or delay in their implementation.

We are investing to maintain and further increase our production capacity and logistics capabilities and to expand the scope of the minerals we produce. We regularly review the economic viability of our projects. As a result of this review, we may decide to postpone, suspend or interrupt the implementation of certain projects. Our projects are also subject to a number of risks that may adversely affect our growth prospects and profitability, including the following:

1.	Our efforts to develop projects on schedule may be hampered by a lack of infrastructure, including reliable telecommunications services and power supply.
2.	Suppliers and contractors may fail to meet their contractual obligations to us.
3.	We may face unexpected weather conditions or other force majeure events.
4.	We may fail to obtain the required permits and licenses to build a project, or we may experience delays or higher than expected costs in obtaining them.
5.	Joint ventures, strategic partnerships or non-managed operations may not be successful and may not comply with our standards.
6.	Changes in market conditions or regulations may make a project less profitable than expected at the time we initiated work on it.
7.	There may be accidents or incidents during project implementation.
8.	We may face shortages of skilled personnel.
9.	We may encounter delays or higher than expected costs in obtaining the necessary equipment or services and in implementing new technologies to build and operate a project.

Operational problems could materially and adversely affect our business and financial performance.

Ineffective project management and operational breakdowns might require us to suspend or curtail operations, which could generally reduce our productivity. Operational breakdowns could entail failure of critical plant and machinery. There is no assurance that ineffective project management or other operational problems will not occur. Any damages to our projects or delays in our operations caused by ineffective project management or operational breakdowns could materially and adversely affect our business and results of operations. Our business is subject to a number of operational risks that may adversely affect our results of operations, such as:

•	Adverse mining conditions delaying or hampering our ability to produce the expected quantity of minerals and to meet specifications required by customers, which can trigger price adjustments.
•	Unexpected weather conditions or other force majeure events.
•	Delays or interruptions in the transportation of our products, including with railroads, ports and ships.
•	Labor disputes which commonly occur in South American counties may disrupt our operations from time to time.
•	Tropical diseases, HIV/AIDS and other contagious diseases in regions where some of our development projects are located, which pose health and safety risks to our employees.

•	Changes in market conditions or regulations may affect the economic prospects of an operation and make it inconsistent with our business strategy.
•	Disruptions to or unavailability of critical information technology systems or services resulting from accidents or malicious acts.

Our business is exposed to currency risk caused by the fluctuation in exchange rates.

The great majority of our sales are denominated in US dollars, which is also the currency used for holding surplus cash, financing operations, and presenting external and internal results. Although many costs are incurred in US dollars, significant costs are influenced by the local currencies of the South American countries where we operate, principally the Venezuela Bolivar, Peruvian Sol and Chilean Peso. The normal policy is to avoid hedging of foreign exchange rates, so we are vulnerable to appreciation in the value of other currencies against the US dollar, or to prolonged periods of exchange rate volatility.

Our operations are vulnerable to a range of interruptions, not all of which are covered fully by insurance.

Our insurance does not cover every potential loss associated with our operations and adequate coverage at reasonable rates is not always obtainable. In addition, insurance provision may not fully cover its liability or the consequences of any business interruption. Our business is subject to a number of potential losses that may not be fully covered by insurance, such as:

1. Natural disasters and events - Mining, smelting, refining and infrastructure installations are vulnerable to natural events including earthquakes, drought, flood, fire, storm and the possible effects of climate change.

2. Sustained operational difficulties - We have various operating difficulties, ranging from unexpected geological variations that could result in significant ground or containment failure to breakdown of key capital equipment. Reliable roads, rail networks, ports, power generation and transmission, and water supplies are required to access and conduct our operations. An extended failure of critical system components or malicious actions, including a cybersecurity attack, could result in significant environmental incident, commercial loss or interruption to operations.

3. Major operational failure - Our operations involve chemicals and other substances under high temperature and pressure, with the potential of fire, explosion or other loss of control of the process, leading to a release of hazardous materials. This could occur by accident or a breach of operating standards, and could result in a significant incident.

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

The market price for shares of our common stock has experienced significant price and volume fluctuations in the last few years. Some specific factors that may have a significant effect on the future market price of our shares of common stock include:

•	actual or expected fluctuations in our operating results;
•	variance in our financial performance from the expectations of market analysts;
•	changes in general economic conditions or general conditions in our industry;
•	changes in conditions in the financial markets;
•	announcements of significant acquisitions or contracts by us or our competitors;
•	our inability to raise additional capital;
•	changes in applicable laws or regulations, court rulings and enforcement and legal actions;
•	additions or departures of key management personnel;
•	actions by our shareholders;
•	changes in market prices for our products or for our raw materials; and
•	changes in stock market analyst research and recommendations regarding the shares of our common stock, other comparable companies or our industry generally.

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

We do not know if any holder will exercise its right to require us to redeem the shares of Series A convertible preferred stock, or, if a redemption is exercised and we do not redeem the shares, require us to adjust the conversion price of the Series A convertible preferred stock. At the holder’s option, the holder may also choose to continue to hold the shares of Series A convertible preferred stock so as to take advantage of the 8% annual dividend or convert the shares into shares of our common stock. In the event we are required to redeem the shares of Series A convertible preferred stock, our liquidity in future periods will be materially and adversely impacted. If the holders choose to convert the shares into shares of our common stock, the issuance of the shares will be dilutive to our existing common stockholders.

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

Because the quoted price of our common stock is less than $5.00 per share, our common stock could be considered a “penny stock,” and trading in our common stock could be subject to the requirements of Rule 15g-9 under the Securities Exchange Act of 1934.  Under this rule, broker/dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements. The broker/dealer must make an individualized written suitability determination for the purchaser and receive the purchaser’s written consent prior to the transaction.SEC regulations also require additional disclosure in connection with any trades involving a “penny stock,” including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and its associated risks. These requirements severely limit the liquidity of securities in the secondary market because few brokers or dealers are likely to undertake these compliance activities and this limited liquidity will make it more difficult for an investor to sell his shares of our common stock in the secondary market should the investor wish to liquidate the investment.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

Not applicable to a smaller reporting company.

ITEM 2.	PROPERTIES.

Our principal executive offices are located in Deerfield Beach, Florida. We lease approximately 6,170 square feet of office space for an annual expense of approximately $209,078 under a lease agreement which expires in March 2019.

Our subsidiary CDI Shanghai Management leases approximately 1,500 square feet of office space in Shanghai for an annual expense of approximately $56,257 (RMB350, 592) per year. The lease expires on December 31, 2014.

ITEM 3.	LEGAL PROCEEDINGS

Our wholly owned subsidiaries, China Direct Investments, Inc. (“China Direct”) and Capital One Resource Co., Ltd. (“Capital One”), and our Company are involved in the following litigation with shareholders of Linkwell Corporation, Ltd. and its agents (“Plaintiff”, or “Linkwell”):

On January 9, 2013, Plaintiff filed a petition in the United States District Court for the Southern District of Florida (Case No. 12-cv-62539-WJZ) to complain that Linkwell’s directors (Director Defendants) breached their fiduciary duties to Linkwell and its shareholders by entering into a transaction intended to obscure their “secret transfer” of Linkwell’s valuable subsidiaries to themselves or entities they control or Ecolab, Inc. without fair compensation being paid to Linkwell and by causing Linkwell to file and disseminate materially misleading information.

In addition, Plaintiff contended that the “Non-Director Defendants” – including the Company and its subsidiaries, China Direct and Capital One – aided and abetted those breaches and conspired with the Director Defendants to commit those breaches. The Plaintiff also contended that all defendants were unjustly enriched and are liable for attorney’s fees. China Direct and Capital One are alleged to have acted as consultants who were the “principal moving force” behind the challenged transaction, for which consulting services each is alleged to have received shares of Linkwell stock.

Subsequent to the filing of the initial complaint, Linkwell’s Board of Directors unwound the challenged transaction and the shares received by China Direct and Capital One were returned to Linkwell. The Company, as well as China Direct and Capital One, has denied all liability and intends to contest the matter vigorously.

On February 14, 2014, Metamining, Inc., Metamining Nevada, Inc., Song Qiang Chen, and Ling Li submitted their objections to Linkwell’s affidavit pursuant to Federal Rule of Civil Procedure 37 for payment of expenses including attorney’s fees. The Company has also produced documents and interrogatory responses in response to discovery served by Linkwell. A pretrial conference is scheduled for August 28, 2015. As of June 2014, the Plaintiff claimed that his attorneys’ fees and costs exceeded $1 million.

ITEM 4.	MINE SAFETY DISCLOSURE.

Not applicable to our operations.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is  currently quoted in the over-the-counter markets on the OTC Pink tier of the OTC Markets under the symbol CDII since January, 2013. Our common stock has been quoted in the over-the-counter markets on the OTCQB Tier of the OTC Markets under the symbol CDII since July 2012 to January, 2013, and prior to that our common stock was listed on NASDAQ Global Market from May 1, 2008 until July 2012. The following table sets forth the reported high and low closing prices for our common stock as reported on the Nasdaq and on the OTCQB for the periods presented. These prices do not include retail mark-ups, markdowns or commissions, and may not necessarily represent actual transactions.

	High	Low

Fiscal year 2012
First quarter	$1.07	$0.68
Second quarter	$0.98	$0.76
Third quarter	$0.80	$0.29
Fourth quarter	$0.33	$0.22

Fiscal year 2013
First quarter	$0.23	$0.10
Second quarter	$0.12	$0.07
Third quarter	$0.10	$0.05
Fourth quarter	$0.07	$0.05

As of September 30, 2013, there were approximately 25 shareholders of record of our common stock. The number of record holders does not include beneficial owners of common stock, whose shares are held in the names of banks, brokers, nominees or other fiduciaries.

Transfer Agent

Our transfer agent is Colonial Stock Transfer Co, Inc., which is located at 66 Exchange Place, Ste 100, Salt Lake City, UT 84111. The phone number is (801) 355-5740 and its website is www.colonialstock.com.

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

Recent Sales of Unregistered Securities

On June 6, 2012, we issued 180,494 shares of our common stock valued at $0.35 per share for a total of $63,173 to Zhidong Zhao for legal services provided. On September 18, 2012, we issued an additional 740,000 shares of our common stock valued at $0.20 per share for a total of $148,000 to Mr. Zhao for legal services provided. On November 29, 2012, we issued 365,978 shares of our common stock valued at $0.11 per share for a total of RMB 250,000 (approximately $40,258) to Zhidong Zhao for legal services provided. These shares of our common stock were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act. In addition, the recipient was a sophisticated investor and had access to information normally provided in a prospectus regarding us. On April 16, 2013, we issued 45,000 shares of our common stock valued at $0.10 per share for a total of $4,500 to Jigsaw Capital LLC for consulting services provided. These shares of our common stock were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act. In addition, the recipient was a sophisticated investor and had access to information normally provided in a prospectus regarding us.

ITEM 6.	SELECTED FINANCIAL DATA.

Not applicable for a smaller reporting company.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

The following discussion and analysis of our consolidated financial condition and results of operations for the fiscal years ended September 30, 2013 and 2012, should be read in conjunction with the consolidated financial statements and other information presented in this Annual Report on Form 10-K.

OVERVIEW OF OUR OPERATIONS

Our Business

We are a U.S. company that manages a portfolio of entities in China and the Americas. We also provide business and financial consulting services to public and private American and Chinese businesses. We operate in two identifiable segments: Basic Materials and Consulting.

Our Basic Materials segment engages in the sale and distribution of basic resources within China and the global purchase and sale of industrial commodities in the Americas, which include mineral ores and non-ferrous metals. As described elsewhere in this report, in September 2012, we sold our majority interest in Lang Chemical and our interest in CDI Beijing. These dispositions are consistent with our strategy to streamline our investment and assets in China committed due to poor performance over the past fiscal years and realign our investments to our industrial commodities business in the Americas to maximize our profits and cash flow over the next fiscal years and beyond. We plan to focus at South American market in the upcoming years and have established offices in Chile, Peru Mexico and Bolivia.

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

OUR OUTLOOK

A significant portion of our business and operations are in China and, accordingly, its national economy plays a significant role in our results of operations. China's economy expanded by 7.7% in the first nine months of 2013. Gross domestic product (GDP) growth in the third quarter accelerated to 7.8% from 7.5% in the second quarter. GDP in China expanded 7.4% in the first quarter and 7.5% in the second quarter and 7.3% in the third quarter of 2014. Furthermore, China’s housing market and particularly its real estate construction market experienced a significant correction due to a tighter regulatory environment, bank lending curbs, and slower demand during fiscal year 2013. In response to this slowdown, China’s Central Bank cut the nation’s commercial banks’ reserve requirement ratio by 0.5 percentage point, the first such cut since December 2008, and in June 2012 cut the interest rate twice, in order to provide additional liquidity for commercial lending. This represents a significant shift in China’s economic policy, signaling that China has put economic growth at the top of its agenda, rather than concerns about inflation.

According to Ministry of Commerce of China, in 2013, China’s import and export totaled $4,160 billion with a year-on-year growth of 7.6%. China’s export was $2,210 billion, and its import was $1,950 billion, up by 7.9% and 7.3% respectively, with trade surplus of $259.75 billion. In December 2013, China’s import and export totaled $389.84 billion with a year-on-year growth of 6.2%. China’s export was $207.74 billion, up by 4.3%, and its import was $182.10 billion, up by 8.3%, with trade surplus of $25.64 billion.

During fiscal year 2013 and 2012, the overall economic environment, particularly in China, showed no improvement, and our Basic Materials segment continued to struggle with slower customer demand due to tightened credit conditions in China impacting customer financing needs to purchase our products. We still face a number of challenges in continuing the growth of our business, which is primarily tied to the overall health of the global economy.

Two additional events during fiscal year 2012 have the ability to adversely impact our overall business and operations. The NASDAQ Stock Market notified us of the delisting of our common stock. Our common stock was delisted on July 11, 2012 and is now quoted in the over-the-counter market on the OTCQB Tier of the OTC Markets. This occurrence will make it much more difficult to raise capital in future periods and will adversely impact our shareholders’ liquidity in our common stock. The second event is the bankruptcy of our CDII Trading subsidiary which is described in greater detail elsewhere in this report.

Information On Trends Impacting Our Reporting Segments Follows:

Basic Materials Segment.

As a result of the substantial economic slowdown and lack of new sales in the domestic market in China for our specialty chemicals and steel related products, we disposed of the two main subsidiaries in the fourth quarter of fiscal year 2012, which have negatively impacted this segment over fiscal year 2012, namely Lang Chemical and CDI Beijing, as previously discussed. We further realigned our capital investment in these businesses toward our industrial commodities and distribution business in the Americas in order to maximize our revenues, gross profit, and cash flow in this segment in fiscal year 2013 and in future years.

   Due to surplus of iron ore in Chinese ports, the shutdown of many steel mills in China for environmental reasons, and with an overall lower performing GDP and performance of the Chinese economy, the iron ore price has dropped substantially in the past quarter. Likewise, the major global Iron Ore producers have opened up new mining sites and expect to increase deliveries throughout 2014, creating more supply in the market. We expect the copper market to be steady in 2014, as production keeps pace with exceeding demand and inventories of a number of commodities are not low enough to bolster prices. Manganese ore prices have been stable over the last quarter, creating a solid market for exporters, and we expect market will be stable in 2014.

Consulting Segment.

We believe demand for our consulting services will slightly improve in fiscal year 2014. Since 2011, we launched a marketing initiative for our new One-Stop China Value™ program in an effort to capitalize on the current environment. This program is designed to implement a broad range of strategies to enhance and maximize shareholder value for China-based U.S. public companies. Other marketing plans include sponsoring trade symposiums, investment forums, and forming strategic alliances with industry and trade associations. We have formed strategic alliance with Aegea Inc. to develop Immigrant Investor Program, which is known as the EB-5 program (Employment Based Visa-Category 5). EB-5 sets a minimum investment of $500,000 and foreign investors must be able to prove that their money has created at least 10 jobs for U.S. citizens. In return, the foreign investors get U.S. permanent residence (the “green cards”). Since its inception in 1990, the EB-5 program has generated approximately $6.8 billion in foreign investments in American companies and created at least 50,000 American Jobs. Chinese investors account for an overwhelming 80% of the total EB-5 investment, while South Korea, Taiwan, Mexico and Venezuela make up a large chunk of the rest.

GOING CONCERN

Our financial statements have been prepared assuming we will continue as a going concern. For fiscal year 2013 we reported a net loss of $27.0 million and working capital deficit of $30.3 million which was primarily attributable to the impact of discontinued operations primarily related to and one-time impairment charges in the Consulting segments. These, among other operational issues, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

RESULTS OF OPERATIONS

For the fiscal year 2013 and 2012, subsidiaries included in continuing operations consisted of the following:

•          CDI China, Inc.;
•          International Magnesium Group, Inc.;
•          CDII Minerals, Inc.;
•          CDII Chile, Ltda.;
•          CDII Minerals de Peru SAC;
•          Empresa Minera CDII de Bolivia S.A.;
•          China Direct Investments, Inc.;
•          CDI Shanghai Management Co., Ltd.; and
•          Capital Resource Management Co., Ltd.

Accordingly, we have generated negative gross margins and operating losses, and most of our magnesium facilities ceased the production. Due to these losses, in 2013 and 2012, the Company decided to impair long-lived assets of the magnesium facilities. Results of operations, financial position and cash flows associated with Magnesium segment are separately reported as discontinued operations for all periods presented.

Summary of Selected Consolidated Financial Information

	Twelve Months Ended September 30,
	2013		2012
(Dollars in thousands)	Amount	% of Revenues	Amount	% of Revenues	% Increase (Decrease)

Basic Materials segment	$1,579.7	81%	$333.7	6%	373%
Consulting segment	374.9	19%	5,586.7	94%	(93%)
Consolidated Revenues	$1,954.6	100%	$5,920.4	100%	(67%)
Cost of revenues	1,941.1	99%	1,462.3	25%	33%
Gross profit	13.5	1%	4,458.1	75%	(100%)
Total operating expenses	4,664.7	239%	23,049.9	389%	(80%)
Total loss	$26,953.5	1,379%	$90,795.0	1,534%	(70%)

Analysis of Operating Results by Segment

A summary of our comparative operating results by segment for the twelve months ended September 30, 2013 and 2012, follows:

Basic Materials Segment	Twelve months ended September 30,		Increase (Decrease)
(Dollars in thousands)	2013	2012

Total revenues	$1, 579.7	$333.7	$1,246.0
Cost of revenues	1,576.2	313.1	1,263.1
Gross profit	3.5	20.6	(17.1)
Total operating expenses	987.1	1,731.9	(744.8)
Operating loss	$983.6	$1,711.3	$(727.7)

Consulting Segment	Twelve months ended September 30,		Increase (Decrease)
(Dollars in thousands)	2013	2012

Total revenues	$374.9	$5,586.7	$(5,211.8)
Cost of revenues	364.9	1,149.2	(784.3)
Gross profit	10.0	4,437.5	(4,427.5)
Total operating expenses	3,677.6	21,318.0	(17,640.4)
Operating loss	$3,667.6	$16,880.5	$(13,212.9)

Revenues

Revenues in fiscal year 2013 decreased by 67%, as compared to fiscal year 2012, primarily due to the cyclical nature of the consulting business and the decline of our client companies’ stock price, offset by an increase of approximately $1.2 million from our Basic Materials segment.

Our Basic Materials segment generated $1.6 million revenue in fiscal year 2013, increased by 373% as compared to fiscal year 2012, primarily due to revenues from our developing business in South America. In the first quarter of fiscal year 2013, our operations in Mexico sold 11,000 metric tons of iron ore, priced at $233,000, to a local Mexican company. Our operations in Chile experienced shipping delays due to a longer than expected timeframe to receive port authority approval to export the iron ore. One of our suppliers/exporters received port authority approval for shipment during the fourth quarter of fiscal year 2012. In the second quarter of fiscal year 2013, we sold 7,000 metric tons of iron ore and generated revenue of $417,000. In Bolivia, we established new relationships with a supplier and are working with an engineering specialist to further strengthen our sourcing capabilities and a logistics provider to meet our inland transportation needs. In the third quarter of 2013, we developed a new market in Ecuador and exported 3,430 metric tons iron to China and generated revenue of $422,726. In the fourth quarter of fiscal year 2013, CDII Minerals signed a purchase order with China-Base Ningo Foreign Trade Co., Ltd. (“China Base”). China Base is a trading company located in Ningbo, China. Based on this agreement, China Base agreed to buy approximately the amount of 2,000 metric tons iron ore from CDII Bolivia. CDII Bolivia accomplished and fulfilled the contract with China- Base Ningbo Foreign Trade Co., Ltd. in December 2013, and we are currently in the process of executing the second contract iron ore contract with China-Base.

Our Consulting segment revenues primarily consist of consulting and advisory service fees we received from certain publicly traded U.S. companies with their primary business operations located in the PRC. We receive a fixed number of shares of their marketable securities or fees from those client companies, including both recurring and one-time transaction fees for services provided to clients. Consulting segment revenues vary from period to period depending upon the timing, nature and scope of services we provide to a particular client and performance of our client companies' stock price. Our Consulting segment generated $375,000 in revenues during fiscal year 2013, as compared to $5.6 million in fiscal year 2012, primarily due to the decline of our client companies' stock price which had an negative impact on the fair market value of the marketable securities we received from our client companies as compensation for our consulting service, coupled with a reduction in scope of consulting and transactional services provided to the new clients during fiscal year 2013.

Gross Profit

Our consolidated gross profit in fiscal year 2013 decreased by 100%, as compared to fiscal year 2012. Our consolidated gross profit margin decreased to 0.7% in fiscal year 2013, as compared to 75.0% in fiscal year 2012. The decrease in gross profit was primarily due to a 99.8% decrease in gross profit within our Consulting segment, slightly offset by a slight increase in gross profit of Basic Material segment.

Gross profit in our Basic Materials segment for fiscal year 2013 was $3,500 with a margin of 0.2%, as compared to $20,600 in fiscal year 2012. The decrease in gross profit for fiscal year 2013 was primarily due to the development of our business in South America and the delivery of total 21,430 metric tons of iron ore produced in Mexico, Chile and Ecuador to a major Chinese trading company or local trading company at a lower price. Accordingly, our gross margin will fluctuate if we change the relationship with our customers or vendors and do not meet any of the criteria, pursuant to our revenue recognition policy. Currently, we are not able to quantify this future fluctuation in gross margins.

Gross profit in our Consulting segment for fiscal year 2013 was $9,900 with a margin of 2.5%, as compared to $4.4 million with a margin of 79.4% for fiscal year 2012. The decrease in gross profit was primarily due to lower total revenue generated by the consulting service rendered to our clients.

Total Operating Expenses

Total operating expenses, net of other operating income, decreased by $18.4 million, or 80.0%, in fiscal year 2013, as compared to fiscal year 2012. The decrease was primarily due to a write-off for prepaid expenses to suppliers in our Basic Materials and Consulting segments of $4.0 million in fiscal year 2012, and a decrease by $ 2.4 million in lower general and administrative expenses in the Consulting segment in fiscal year 2013, as compared to fiscal year 2012.

General and administrative expenses in our Consulting segment for fiscal year 2013 decreased 44.1% as compared to fiscal year 2012, primarily due to an expiration of our employment contract with several senior executives and the reduction of our spending on marketing, advertising and travel expenses incurred in serving our client base for both our U.S. headquarters and China-based operations. As compared to fiscal year 2013, during fiscal year 2013, we had a decrease of approximately $866,000 on employee payroll, decrease of $286,000 on consulting service fee and board expenses, decrease of $190,000 on public and investor relation fees, decrease of $141,500 on insurance expenses and decrease of $229,000 on professional development and training expenses.

Other Expenses

In fiscal year 2013, other expense was approximately $7.0 million as compared to other expense of $9.2 million for fiscal year 2012, a change of $2.2 million. As compared to fiscal year 2012, the decrease was primarily due to a decrease of approximately $12.3 million impairment charge on available-for sale marketable securities, and a decrease of $1.8 million change in fair value of derivative liability related to our preferred stock, offset by an increase of approximate $12.7 million for a realized loss on fair value of receivable and payable for marketable securities available-for sale in fiscal year 2013.

Income Taxes

In both fiscal year 2013 and 2012, we do not record income tax, since the loss was significant.

Net Loss from Continuing Operations

Net loss from continuing operations for fiscal year 2013 amounted to $11.7 million as compared to net loss of $27.8 million for fiscal year 2012. The loss for fiscal year 2013 was primarily due to $4.7 million of total operating expenses, and loss on revaluation for receivable and payable of marketable securities available-for sale of $8.1 million.

Discontinued Operations

As described elsewhere in this report, on September 30, 2014, the Company entered into a share exchange agreement to dispose its Magnesium segment as a result of the repositioning of the Company in view of the deterioration of operating results from Magnesium segment. Results of operations, financial position and cash flows associated with Magnesium segment and the entities to be disposed in the Basic Material segment including the following subsidiaries are separately reported as discontinued operations for all periods presented.

•	Asia Magnesium;
•	Beauty East;
•	CDI Jingkun Zinc;
•	CDI Jixiang Metal;
•	Marvelous Honor;
•	Baotou Changxin Magnesium;
•	Lingshi Magnesium;
•	Ruiming Magnesium;
•	Chang Magnesium;
•	Chang Trading;
•	IMTC; and
•	CDI Metal.

In addition to the entities to be disposed, in September 2013, we sold our interests in Golden Magnesium. In September 2012, we sold our equity interest in Lang Chemical and CDI Beijing. In February 2012, we disposed Excel Rise.

During the fourth quarter of fiscal year 2013, we impaired long-lived assets of Ruiming Magnesium. In the fourth quarter of 2012, we impaired the long-lived assets of Baotou Changxin Magnesium, Chang Magnesium and CDI Jixiang Metal.

Total loss from discontinued operations amounted to $15.3 million and $63.0 million in fiscal year 2013 and 2012, respectively, primarily due to a decrease of $74.0 million on loss from discontinued operations and a decrease of $26.3 million on gain on disposal of subsidiaries in China in fiscal year 2013, as compared to fiscal year 2012.We disposed one magnesium subsidiary, Golden Magnesium in fiscal year 2013. In fiscal year 2012, we sold two of our Basic Material subsidiaries, Lang Chemical and CDI Beijing, and we impaired two of our magnesium subsidiaries in China, and one Basic Material subsidiary, as previously discussed.

Net Loss

Net loss for fiscal year 2013 amounted to $27.0 million, as compared to net loss of $90.8 million for fiscal year 2012, primarily due to a decrease of $16.1 million in net loss from continuing operations, which included non-cash impairment losses of $4.7 million, and we also had a decrease of $47.7 million in losses from discontinued operations in fiscal year 2013.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash. As of September 30, 2013 we had a working capital deficit of $30.3 million, as compared to $4.9 million as of September 30, 2012. We rely upon cash generated from our operations, the sale of our subsidiaries, access under factoring and other lending relationships and advances from related parties to fund our operations. We do not have any commitments for capital expenditures. In addition to funds necessary to pay our operating expenses and satisfy our obligations as they become due, during fiscal year 2013, we required sufficient funds to satisfy obligations including $1.1 million in loans which are currently past due and $321,000 owed to related parties. We do not have the funds necessary to satisfy any of these obligations. Our Basic Materials segments has operating losses, and revenues from our Consulting segment vary greatly from period to period.  Our Consulting segment generally receives full payment in advance for consulting services to be provided over the term of the contract, primarily in the form of our client companies’ common stock. For transactions in which we advise a new client company on entering into the U.S. public market for the first time, it may take some additional time for us to receive our transaction fees due to the necessary compliance and regulatory filing process, and it is possible that at such time, if ever, when we are able to sell the securities we receive as compensation, the funds we receive upon the sale will not be equal to the amount of revenue we initially recognized.  In addition, revenues from this segment do not provide cash to pay costs or operating expenses until we are able to liquidate those securities, on which there are no assurances.  As a result of the working capital deficit and the operating losses incurred, our cash flow from operations is not sufficient to sustain our operations and satisfy our obligations as they become due.

Our cash balance as of September 30, 2013 amounted to approximately $186,000, a decrease of $375,000, as compared to September 30, 2012. During fiscal year 2013, we had cash outflow of $5.0 million used in operating activities, including $3.5 million used in continued operating activities and $1.5 million used in discontinued operations. We also had inflows of $331,000 proceeds from sale of investment in CDI Beijing and $1.4 million from net cash proceeds on sale of marketable securities available-for-sale coupled with net cash used in financing activities of $0.1 million.

Our marketable securities available-for-sale as of September 30, 2013 totaled $108,000, a decrease of $186,000 as compared to September 30, 2012, primarily due to a write off of certain marketable securities during the fourth quarter of fiscal year 2013, named ViaDerma, Inc., from our portfolio due to limitations in the marketability and liquidity of those securities under the current market conditions, which severely limited realization of our carrying value. Our write off of this marketable securities available-for-sale resulted in a total loss of $28,500 during fiscal year 2013. We expect to evaluate the carrying value of the remaining marketable equity securities we are holding for sale in subsequent periods.

Our accounts receivable as of September 30, 2013 amounted to $165,000, a decrease of $7.7 million as compared to September 30, 2012, primarily due to a decrease of $7.5 million non-cash loss on impairment charge of fair value of accounts receivable from marketable securities available-for-sale.

Prepaid expenses and other current assets consist of prepayments to vendors for services and inventory, other receivables, loans receivable, VAT tax refunds, and security deposits. Prepaid expenses and other current assets as of September 30, 2013 amounted to $2.6 million, a decrease of $1.4 million as compared to September 30, 2012, primarily due to a $1.2 million collection from the aggregate sales price for our 51% interest in Lang Chemical.

Assets of discontinued operations at September 30, 2013 amounted to $8.7 million, a decrease of $16.5 million as compared to September 30, 2012, primarily due to an impairment loss on long-lived assets of $6.7 million, a decrease of $3.3 million in inventories, a decrease of $2.3 million in cash and a decrease of $1.5 million in notes receivables in discontinued operations, offset by an increase of $1.0 million in accounts receivables in discontinued operations.

Short-term loans at September 30, 2013 include $1.1 million owed under secured promissory notes bearing interest at the rate of 1% per month, which is currently in default. As collateral for these obligations, we have pledged an aggregate of 5,829,115 shares of common stock of China Education International, Inc. which we received as compensation for consulting services rendered by us.

Accounts payable and accrued expenses represent payables associated with the general operations within each segment, including accrued payrolls. Accounts payable and accrued expenses as of September 30, 2013 amounted to $1.2 million, a decrease of $1.0 million as compared to September 30, 2012, primarily due to a decrease of $0.9 million within our Basic Materials segment due to no purchases and the disposition of main subsidiaries in this segment.

Advances from customers and deferred revenues represent prepayments for products or services, which have not yet been shipped or provided. Advances from customers as of September 30, 2013 amounted to $0, a decrease of $0.2 million as compared to September 30, 2012, primarily due to a decrease in advances from customers within our Basic Material segment resulting from lack of sales and the disposition of the main subsidiaries in this segment.

Liabilities of discontinued operations at September 30, 2013 amounted to $38.2 million, an increase of $1.2 million as compared to September 30, 2012, primarily due to a increase of $1.8 million in accounts payable and accrued expenses, an increase of $1.0 million in accounts and other payables of related parties, offset by a decrease of $2.1 million in deferred revenue in discontinued operations.

Certain events may have a negative impact on our liquidity position during fiscal year 2014:

Our short term loans of $1.0 million matured by February 28, 2013, and currently are in default. While we intend to extend the maturity date for these loans, we have not entered into any agreements with the lenders for such an extension.  In the event we are unable to extend the term of these loans, or we are unable to repay these obligations when due, we may have to seek additional financing, and no assurances can be given that such financing would be available on a timely basis, on terms that are acceptable or at all. Failure to meet the repayment or other obligations of our existing debt on or before its due date could materially adversely affect our business, results of operations and financial condition and threaten our financial viability.

We maintain cash and cash equivalents in the United States and China. On September 30, 2013 and September 30, 2012, bank deposits by geographic area, were as follows (dollars in thousands):

Country	September 30, 2013		September 30, 2012
United States	$151,589	81%	$468,062	83%
China	34,573	19%	92,982	17%
Total cash and cash equivalents	$186,162	100.0%	$561,044	100.0%

Analysis of Cash Flows

In fiscal year 2013, our net decrease in cash amounted to $2.7 million, which was comprised of $5.0 million used in operating activities and $1.2 million from non-cash favorable effect of prevailing exchange rate on our cash position, offset by $2.7 million of cash provided by investing activities and $0.8 million of cash provided by financing activities.

Cash Used in Operating Activities

Net cash used in operating activities of continuing operations for fiscal year 2013 amounted to approximately $3.5 million, which was primarily due to a net loss of $27.0 million adjusted by loss from discontinued operations of $15.3 million and non-cash items such as loss on revaluation for receivable and payable marketable securities available-for-sale of $8.1 million, depreciation and amortization of $120,700, stock-based compensation and fees to the employees and the consultants of $700,000, $129,500 in fair value of non-cash marketable securities we received for consulting services provided to our client companies, a gain on revaluation of derivative liability of $257,000, a realized gain on marketable securities available-for-sale of $705,000, offset by an increase of $439,000 in prepaid expense and other current assets, and an increase of $439,000 in prepaid expenses and other current assets, an increase of $310,000 in accounts payable and accrued expenses due to purchases on account, and a decrease of $535,000 in loans, other receivables and prepaid expenses assets for related parties.

Net cash used in continuing operating activities during fiscal year 2012 totaled $6.7million, which primarily due to a net loss of $90.8 million adjusted by loss from discontinued operations of $63.0 million and non-cash items such as an impairment charge on marketable securities available-for-sale of $12.3 million, an impairment loss on prepayment for business acquisitions of $11.9 million, an impairment on loan receivables of $0.5 million, a write-off of advanced to suppliers of $4.0 million, a loss on revaluation of derivative liability of $1.6 million, stock-based compensation to the employees of $0.8 million, stock-based compensation to the third parties for services provided of $0.6 million, expenses of $0.3 million in connection with changes in fair value of non-cash marketable securities we received for consulting services provided to our client companies, an increase of $3.9 million in accounts receivables, a loss on revaluation for receivable and payable of marketable securities available-for-sale of $4.6 million, $0.8 million gain on settlement of existing liabilities, offset by a decrease of $0.8 million in advances from customers and a decrease of $1.3 million in prepaid expense and other assets.

Cash Provided by/ (Used in) Investing Activities

Net cash provided by investing activities of continuing operations for fiscal year 2013 amounted to $1.8 million, which was primarily due to $1.4 million proceeds from sales of marketable securities available-for-sale within our Consulting segment and $0.3 million proceeds from sale of investment in CDI Beijing.

Net cash used in investing activities of continuing operations for fiscal year 2012 amounted to $6.9 million, which was primarily due to $6.8 million paid for acquisitions, $1.7 million paid on disposal of subsidiaries and $0.1 million loan to third parties, offset by $1.0 million proceeds from repayments of loan receivable and $0.8 million proceeds from sales of marketable securities available-for-sale within our Consulting segment.

Cash (Used in)/Provided by Financing Activities

Net cash used in financing activities of continuing operations for fiscal year 2013 amounted to approximately $103,000 primarily due to an increase in proceeds from loans of $420,000, offset by $542,000 proceeds from loans.

Net cash provided by financing activities of continuing operations for fiscal year 2012 amounted to approximately $1.1 million primarily due to an increase in proceeds from loans of $2.0 million, and a $0.4 million borrowing from related parties, offset by a $1.3 million payment on loan payables.

Series A Convertible Preferred Stock and Related Dividends

As of September 30, 2013, 1,006 shares of Series A convertible preferred stock remained outstanding. We paid $912 of ordinary dividends in cash and $72,613 in the form of 760,206 shares of our common stock on our Series A convertible preferred stock. During fiscal year 2012, we paid $40,260 of ordinary dividends in the form of 87,640 shares of our common stock and $20,130 in cash. In addition, the July 11, 2012 delisting of our common stock from the NASDAQ Stock Market constituted a “trigger event” in the designations, rights and preferences of this series of stock, which entitled the holders to redeem the preferred stock at a premium or, in lieu thereof, require us to reduce the conversion price.

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

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results when ultimately realized could differ from those estimates. Significant estimates in fiscal year 2013 and fiscal year 2012 include the allowance for doubtful accounts of accounts receivable, stock-based compensation, and the useful life of property, plant and equipment.

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

Marketable Securities

Our marketable securities available-for-sale are carried at fair value. We make fair value measurements for the carrying amount of the marketable securities available-for-sale quarterly pursuant to ASC 820, “Fair Value Measurements and Disclosures,” as amended by FASBFSP No. 157 and related guidance. We record an unrealized gain/(loss) on changes in fair value of such marketable securities in the equity section of our balance sheet as Other Comprehensive Income (OCI), pursuant to ASC 320, “Investments – Debt and Equity Securities”. We make an analysis at least on an annual basis to determine if and when such unrealized (loss) has become other than temporarily impaired, and reclassify it as a realized (loss) into our current period’s net income/(loss). This determination is based on a number of factors, including but not limited to (i) the percentage of the decline, (ii) the severity of the decline in relation to the enterprise/market conditions, and (iii) the duration of the decline.

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

Comprehensive Income

We follow ASC 205, “Presentation of Financial Statements,” and ASC 220, “Reporting Comprehensive Income,” to recognize the elements of comprehensive income. Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive income for the fiscal year 2013 and fiscal year 2012 included net income, foreign currency translation adjustments, unrealized gains or losses on marketable securities available-for-sale, net of income taxes, and unrealized gains or losses on marketable securities available-for-sale - related party, net of income taxes.

Impairment of Long-Lived Assets

In accordance with ASC 360-10, “Impairment or Disposal of Long-Lived Assets”, we periodically review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. We recognize an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the differences between the discounted future cash flows or estimated fair value and the book value of the underlying asset.

Long-Lived Assets Held for Sale

We follow ASC 360-10-45, “Long-Lived Assets Classified as Held for Sale,” and ASC 360-10-15, “Impairment or Disposal of Long-Lived Assets.” Long-lived assets are classified as held for sale when certain criteria are met. These criteria include management’s commitment to a plan to sell the assets; the availability of the assets for immediate sale in their present condition; an active program to locate buyers and other actions to sell the assets has been initiated; the sale of the assets is probable and their transfer is expected to qualify for recognition as a completed sale within one year; the assets are being marketed at reasonable prices in relation to their fair value; and it is unlikely that significant changes will be made to the plan to sell the assets. We measure long-lived assets to be disposed by sale at the lower of carrying amount or fair value, less cost to sell.

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

Our financial statements are contained in pages F-1 through F-37, which appear at the end of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in the Exchange Act that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Management, with the participation of our CEO, performed evaluations of the effectiveness of our disclosure controls and procedures as of September 30, 2013 and 2012. Based on those evaluations, which identified both significant deficiencies and material weakness in our internal control over financial reporting, our management, including our CEO, concluded that our disclosure controls and procedures were not effective as of September 30, 2013 and 2012.

The specific significant deficiencies identified by our management were as follows:

▪
A lack of a fully integrated corporate-wide financial accounting system, including a lack of internal control over securities portfolio management and evaluation and a lack of business reporting procedures,

▪	Failure to obtain approval of the Board of Directors prior to the issuance of shares of common stock, including failure to obtain board approval for grants under our various stock compensation plans.

        The material weakness identified by our management was as follows:

▪	A lack of qualified accounting personnel who have sufficient knowledge in dealing with the complex U.S. GAAP accounting and financial issues in our cross border operations.

A “significant deficiency” is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of a registrant’s financial reporting.  And, a “material weakness” is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements would not be prevented or detected on a timely basis. We expect the significant deficiencies and material weakness will be remediated by the end of fiscal year 2015. Until such time, however, as these significant deficiencies and material weakness in our internal control over financial reporting are remediated, we expect to have continuing weaknesses in our internal control over financial reporting, disclosure controls and related procedures.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our CEO and CFO, we conducted evaluations of the effectiveness of our internal control over financial reporting based on the framework in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on those evaluations, our management concluded that, due to the significant deficiencies and material weakness described above, our internal control over financial reporting was not effective as of September 30, 2013 and 2012.

Remediation of Significant Deficiencies and Material Weakness in Internal Control over Financial Reporting

Through our increased awareness and remediation efforts, we believe that our actions will result in an improvement in our internal control over financial reporting in fiscal year 2015. Specifically, we plan to initiate a corporate-wide ERP implementation, conduct ongoing US GAAP trainings, and through our internal reviews and improved control procedures, we will identify certain prior accounting errors and make appropriate error corrections and disclosures, to prevent potential future material misstatements. In addition, we plan to make improvement throughout fiscal year 2015 to achieve our overall remediation target and objectives. Management believes that the actions described above will remediate the remaining significant deficiencies and material weakness we have identified in fiscal year 2015. As we work towards improvement of our internal control over financial reporting and implementation of the remediation measures, we may supplement or modify these remediation measures as appropriate.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the fourth quarter of fiscal year 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Executive Officers and Directors

The following table provides information on our executive officers and directors:

Name	Age	Position with the Company
Yuejian (James) Wang, Ph.D.	52	Chief Executive Officer, President and Chairman of Board
Yuwei Huang	59	Executive Vice President – Magnesium and director
Kong Tung	60	Director, President of Golden Magnesium

Yuejian (James) Wang, Ph.D. Dr. Wang has served as our CEO and Chairman of the Board since August 2006. Dr. Wang, a co-founder of China Direct Investments, has served as its CEO and Chairman of its Board since its inception in January 2005. Dr. Wang has also been a member of the Board of CIIC Investment Banking Services (Shanghai) Company, Limited from June 2004 to 2007. From 2001 to 2004, he was President and Chairman of the Board of Genesis Pharmaceuticals, Inc. (formerly Genesis Technology Group, Inc.). From 2000 to 2001, Dr. Wang was President, Chief Operating Officer and director of China Net & Technologies, Inc., a technology firm. From 2000 to 2001, Dr. Wang was Vice President, Chief Operating Officer and director of Ten Sleep Corporation, a California-based integrated Internet company that acquired and licensed technology, identified, acquired and developed development-stage technology and service entities and focused on the internet infrastructure market-PC, application-ready devices. From January 2000 to November 2000, Dr. Wang was President of Master Financial Group, Inc., a St. Paul, Minnesota-based company which was a wholly-owned subsidiary of Ten Sleep Corporation that provided consulting services for small private and public entities in the area of corporate finance, investor relations and business management. Between 1997 and 2000, Dr. Wang was a research scientist, Assistant Professor and Lab Director at the University of Minnesota, School of Medicine. Dr. Wang received a Bachelor of Science degree from the University of Science and Technology of China in He Fei, China in 1985, a Master of Science Degree from the Shanghai Second Medical University, Shanghai, China in 1988, and his Ph.D. degree from the University of Arizona in 1994.

As the founder and Chief Executive Officer of our company, Dr. Wang brings our board his considerable experience in corporate finance in the U.S. capital markets and identifying and acquiring China based companies poised for growth.   He also brings the experience of managing a company with operations in the U.S. and China.

Yuwei Huang. Mr. Huang has served as our Executive Vice President – Magnesium since February 2009 and as Chief Executive Officer of our subsidiary, Chang Magnesium, since June 2006. Mr. Huang also serves as General Manager of YiWei Magnesium since the company was founded in 1999 and serves in various positions with its affiliated entities including Vice Chairman of Shanxi Golden Trust YiWei Magnesium Industry Co., Ltd. since 2002, Vice Chairman of Taiyuan Qingcheng YiWei Magnesium Industry Co., Ltd. since 2001, Vice Chairman and General Manager of Taiyuan Minwei Magnesium Industry Co., Ltd. since 2000, General Manager of Taiyuan YiWei Magnesium Factory since 1998 and Chairman of Shangxi NiChiMen YiWei Magnesium Co., Ltd. since 1994. YiWei Magnesium, a minority owner of Chang Magnesium, owns interests in seven magnesium factories, a magnesium alloy factory and a magnesium powder desulphurization reagent factory, all located in China.

With his extensive experience in developing and operating a variety of businesses engaged in the production of magnesium and related products in China, Mr. Huang provides our board with technical and operational expertise as well as the benefit of his significant knowledge of all aspects of the production and sale of magnesium and various related products.

Kong Tung. Mr. Tung has served as a member of our board since May 2011 and has been the president and a member of the Board of Directors of our subsidiary Golden Magnesium since 2008.  Since 2003, Mr. Tung has also served as the president of Golden Trust.  Mr. Tung has been the president of Beauty East since 1995 and its chairman since 1999. Mr. Tung graduated from Shanxi University, China in 1978 with a degree in engineering.

With his prior experience in the management and operation of a magnesium production facility in China, Mr. Tung provides our board with technical and operational expertise as well as the benefit of his significant knowledge of all aspects of the production and sale of magnesium and various related products.

Our directors are elected to serve until the next annual meeting of shareholders and until their respective successors have been duly elected and qualified. Our executive officers are appointed by our board and serve until their successors have been duly appointed and qualified.

Key Employees

We employ certain individuals who, while are not executive officers, make significant contributions to our business and operations and hold various positions within our subsidiaries.

Shirley (Liang) Xu, Controller. Ms. Xu has served as our Controller since January 2013. Ms. Xu is responsible for all internal control, overseeing general ledger accounting, monthly-end closing, taxation, banking, consolidation and financial reporting over all our subsidiaries. Ms Xu is also responsible for SEC financial reporting for our clients of our Consulting Segment. From February 2011 to December 2012, Ms. Xu served as the Company’s Associate Controller. From October 2007 to January 2011, Ms. Xu served as senior accountant in our US headquarter. Prior to joining the Company, Ms. Xu was an accountant with Dayton Granger Inc. in Fort Lauderdale, FL and also served as financial consultant with ING Group in Hong Kong. Ms. Xu received a BA Degree in Accounting from Ramapo College in New Jersey in 1999 and she also had a BS Degree in Engineering from Tongji University in China in 1991.

Katie (Qingchen) Zhao, MBA, Vice President of Business Development. Ms Zhao has served as Vice President, Business Development of our company since January 2012. Her responsibilities include corporate development, leading due diligence for merge and acquisitions as well as in charge of internal operations at our US headquarters in Deerfield Beach, Florida. Ms Zhao has strong leadership skills and analytical skills and has over 8 years of experience in marketing, business development and project management. Ms. Zhao served as Senior Account Executive from January 2010 to December 2011 and established US distribution channel for our clients in China. From May 2007 to December 2009, Ms Zhao served as our Project Manager and implemented network between our offices in China and the US. Ms Zhao has a Master's degree in Business Administration from Florida Atlantic University.

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

Risk is inherent within every business, and how well a business manages risk can ultimately determine its success. We face a number of risks, including credit risk, interest rate risk, liquidity risk, operational risk, strategic risk and reputation risk. Management is responsible for the day-to-day management of the risks we face, while the Board, as a whole and through its committees, has responsibility for the oversight of risk management. Taking its risk oversight role, the Board of Directors has the responsibility to satisfy itself that the risk management processes designed and implemented by management are adequate and functioning as designed. To do this, our directors meet regularly with management to discuss strategy and risks we face.

Board Committees

The Board has standing nominating and corporate governance committees. Information concerning the current membership and function of each committee is as follows:

Director	Nominating and Governance Committee Member
Yuejian (James) Wang, Ph.D. (1)	✓
Kong Tung	✓
Yuwei Huang	✓

 (1)  Denotes Chairman.

Compliance with Section 16 (a) of the Exchange Act

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(d) of the Exchange Act during fiscal year 2013 and 2012 and Forms 5 and amendments thereto furnished to us with respect to fiscal year 2013 and 2012, as well as any written representation from a reporting person that no Form 5 is required, we are not aware that any officer, director or 10% or greater shareholder failed to file on a timely basis, as disclosed in the aforementioned forms, reports required by Section 16(a) of the Exchange Act during fiscal year 2013 and 2012 with the exception of Mr. Andrew X. Wang, our former Chief Financial Officer, failed to timely file one report reporting three dispositions.

ITEM 11.	EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table summarizes all compensation recorded by us in fiscal year 2013 and fiscal year 2012:

•	our principal executive officer or other individuals serving in a similar capacity during fiscal year 2013;
•	our two most highly compensated executive officers other than our principal executive officer who were serving as executive officers on September 30, 2013 whose compensation exceed $100,000; and
•	up to two additional individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer at September 30, 2013.

For definitional purposes these individuals are sometimes referred to as the “named executive officers” as that term is defined under Rule 3b-7 of the Securities Exchange Act of 1934. The value attributable to any stock or option awards is computed in accordance with ASC Topic 718.  None of our named executive officers received compensation in the form of Non-Equity Incentive Plan Compensation, Nonqualified Deferred Compensation Earnings, or any other forms of compensation in excess of the $10,000 in aggregate in fiscal year 2013 and fiscal year 2012. The amounts reflected in columns (d) and (e) represent the dollar amount recognized for financial statement reporting purposes with respect to fiscal year 2013 and fiscal year 2012 for the fair value of securities granted in each respective year in accordance with ASC Topic 718. Pursuant to Securities and Exchange Commission rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. Our methodology, including its underlying estimates and assumptions used in calculating these values, is set forth in Note 15 to our consolidated financial statements appearing elsewhere in this report. These amounts reflect our accounting expense for these awards, and do not correspond to the actual value that may be realized upon exercise.

SUMMARY COMPENSATION TABLE
Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compen-sation ($) (g)	Non-Qualified Deferred Compen-sation Earnings ($) (h)	All Other Compen-sation ($) (i)	Total ($) (j)

Yuejian (James) Wang, Ph.D. (1)	2013	637,500							637,500
	2012	528,000	-	22,500	-	-	-	-	550,000

Yuwei Huang (2)	2013	549,380							549,380
	2012	549,380	-	-	-	-	-	-	549,380

Kong Tung (3)	2013	0							0
	2012	193,548	-	-	-	-	-	-	193,548

(1)
Dr. Wang has served as our Chief Executive Officer, President and Chairman since January 2009. The amounts in column (e) represent the grant date fair value of the following awards in (i) fiscal year 2012 of 25,000 shares of stock granted on January 10, 2012, and (ii) fiscal year 2011 of 26,882 shares of stock granted on December 31, 2010.  All awards were made pursuant to the 2008 Executive Stock Incentive Plan.

(2)	Mr. Huang has served as Executive Vice President – Magnesium since February 2009. Mr. Huang did not receive any compensation for director services.
(3)	Mr. Tung is President of Golden Magnesium. Mr. Tung did not receive any compensation for director services.

Executive Employment Agreements and Narrative Regarding Executive Compensation

Yuejian (James) Wang

On August 6, 2008, our board approved, based on the recommendation of the compensation committee, an employment agreement with Dr. Wang effective as of August 1, 2008.  Dr. Wang’s August 1, 2008 employment agreement expired on December 31, 2013 and provided, among other things, payment of a base salary which increases annually at fixed amounts, eligibility to receive an annual incentive bonus, a discretionary bonus if approved by our board based on a recommendation of the compensation committee, participation in certain health and welfare benefit plans, an automobile allowance and an allowance for use of an email enabled mobile phone.

Dr. Wang’s August 1, 2008 employment agreement provides that he will serve as our chief executive officer and a member of our board through December 31, 2013 at a base salary of $166,667 from August 1, 2008 through December 31, 2009 and an annual base salary of $450,000 in 2009, $500,000 in 2010, $550,000 in 2011, $600,000 in 2012 and $650,000 in 2013.

Under the August 1, 2008 employment agreement, if Dr. Wang’s employment is terminated as a result of his death, disability, by us without cause or he resigns within 90 days following a change of control or for “good reason”, Dr. Wang will be entitled to receive (in addition to salary and certain other benefits earned prior to termination) a single lump sum payment in an amount equal to two times the sum of his then-current annual base salary and the highest annual discretionary bonus and the highest incentive bonus that he was entitled to receive within the three (3) years preceding the date of termination. In addition, Dr. Wang will become fully vested in all outstanding stock incentive awards, will be entitled to certain health and welfare benefits for a period of two years following such termination and payment of additional amounts, in the event additional taxes are imposed on the under Section 280G of the Internal Revenue Code.

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

On January 23, 2009, Dr. Wang entered into an amendment to his August 1, 2008 employment agreement waiving the annual base salary provided in the employment agreement from October 1, 2008 through December 31, 2008 and the incentive compensation including bonus, if any, due in 2008. All other terms and conditions of the employment agreement remain in full force and effect.

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

Starting from Oct 1, 2013, Dr. Wang's cash salary was reduced from $50,000 to $30,000 per month. In return, the Company will award Dr. Wang 3 million options to purchase the Company stock at $0.05 per share per year, vesting after September 30 of each year. Dr. Wang agrees that, for his unpaid cash salary accrued from January 2012 to September 2013, totaling $405,000, the Company has the option to pay him in a combination of stock and cash. In the event the Company issues the Company’s restricted stock, the common stock will be priced at $0.05 per share as payment. In addition, the Company has an option to pay him with its client company’s shares.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

As of September 30, 2013 we had 58,399,636 shares of common stock issued and outstanding. The following table sets forth information known to us as of September 30, 2013 relating to the beneficial ownership of shares of our common stock by:

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

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percentage of Class
Yuejian (James) Wang, Ph.D.	4,647,032	*	7.96%
Yuwei Huang	8,725,949	**	14.94%
Kong Tung	4,069,205		6.97%

All directors and executive officers as a group (three persons)	17,442,186		29.87%

* Not including the 9 million option shares from 2014 to 2016. Per employment agreement signed on July 2, 2013 and the employment amendment signed on September 30, 2013, Dr. Wang shall receive options to purchase 3 million shares of the Company stock at $0.05 per share per year, vesting after September 30 of each year.

**Not including the 41,524 preferred shares. In November 2013, Yuwei Huang received 41,524 convertible Series D preferred shares as second payment for Golden Trust and Lingshi magnesium acquisition.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth securities authorized for issuance under any equity compensation plans approved by our shareholders as well as any equity compensation plans not approved by our shareholders as of September 30, 2013.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Plan category
Plans approved by our shareholders:
2006 Equity Plan			10,000,000
2008 Executive Stock Incentive Plan			528,707
2008 Non-Executive Stock Incentive Plan			210,249
2013 Plan			11,000,000
Plans not approved by shareholders:
2006 Stock Plan			-
2012 Equity Compensation Plan			103,2870

Equity Compensation Plans

We presently have six equity compensation plans including our 2006 Equity Compensation Plan ("2006 Equity Plan"), our 2006 Stock Compensation Plan ("2006 Stock Plan"), our 2008 Executive Stock Incentive Plan (the “2008 Executive Plan”), our 2008 Non-Executive Stock Incentive Plan (the “2008 Non-Executive Plan”), our 2012 Equity Compensation Plan (the “2012 Plan”) and our 2013 Employee and Consultant Stock Incentive and Compensation Plan (the "2013 Plan"). The purpose of the each of the plans is to advance the interests of our company by providing an incentive to attract, retain and motivate highly qualified and competent persons who are important to us and upon whose efforts and judgment the success of our company is largely dependent, including our officers and directors, key employees, consultants and independent contractors. Other than the 2008 Executive Plan under which grants may only be made to our executive officers, our officers, directors, key employees and consultants are eligible to receive awards under the each of the plans.  Only our employees are eligible to receive incentive options.

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

Unless the plan is earlier suspended or terminated by the Board of Directors, each plan terminates 10 years from the date of the plan's adoption. Any termination of the plan does not affect the validity of any options previously granted thereunder. Generally, the term of each option and the manner in which it may be exercised are determined by the Board of Directors, provided that no option may be exercisable more than 10 years after the date of its grant and, in the case of an incentive option granted to an eligible employee owning more than 10% of our common stock, no more than five years after the date of the grant.

Generally, plan options granted may either be options qualifying as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), or options that do not so qualify.  Our 2012 Plan does not provide the grant of incentive options.  Any incentive option granted under the particular plan must provide an exercise price of not less than 100% of the fair market value of the underlying shares on the date of such grant, but the exercise price of any incentive option granted to an eligible employee owning more than 10% of our common stock must be at least 110% of such fair market value as determined on the date of the grant.  Dependent upon the particular plan, non-qualified options must provide for an exercise price of not less than par value of our common stock on the date of grant up to at least 85% of the fair market value of our common stock on the date of grant.

All plan options are non-assignable and non-transferable, except by will or by the laws of descent and distribution, and during the lifetime of the optionee, may be exercised only by such optionee, except as provided by the Board. If an optionee shall die while being our employee or within three months after termination of employment by us because of disability, or retirement or otherwise, such options may be exercised, to the extent that the optionee shall have been entitled to do so on the date of death or termination of employment, by the person or persons to whom the optionee's right under the option is passed by will or applicable law, or if no such person has such right, by his executors or administrators. Options are also subject to termination by the Board under certain conditions. In the event of termination of employment because of death while being an employee, or because of disability, the optionee's options may be exercised not later than the expiration date specified in the option or one year after the optionee's death, whichever date is earlier, or in the event of termination of employment because of retirement or otherwise, not later than the expiration date specified in the option or one year after the optionee's death, whichever date is earlier. If an optionee's employment by us terminates because of disability and such optionee has not died within the following three months, the options may be exercised, to the extent that the optionee shall have been entitled to do so at the date of the termination of employment, at any time, or from time to time, but not later than the expiration date specified in the option or one year after termination of employment, whichever date is earlier. If an optionee's employment shall terminate for any reason other than death or disability, optionee may exercise the options to the same extent that the options were exercisable on the date of termination, for up to three months following such termination, or on or before the expiration date of the options, whichever occurs first. In the event that the optionee was not entitled to exercise the options at the date of termination or if the optionee does not exercise such options (which were then exercisable) within the time specified herein, the options shall terminate. If an optionee's employment shall terminate for any reason other than death, disability or retirement, all right to exercise the option shall terminate not later than 90 days following the date of such termination of employment, except as otherwise provided under the plan. Non-qualified options are not subject to the foregoing restrictions unless specified by the Board of Directors.

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

Director Independence

None of the Company's directprs is an “independent” director as that term is defined in the Nasdaq Marketplace Rules.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table shows the fees that were billed for the audit and other services provided by Malone-Bailey, LLP for fiscal year 2013 and 2012.

	2013	2012
Audit Fees	$90,000	$90,000
Audit-Related Fees	-	-
Other Fees	-	-
Total	$90,000	$90,000

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

Alternatively, after confirmation by the chief financial officer, the full committee may pre-approve engagements of our independent registered public accounting firm at audit committee meetings.

Consistent with these policies and procedures, all audit services and non-audit services and all fees associated with such services performed by our independent registered public accounting firm in fiscal year 2013 and 2012 were pre-approved by audit committee.

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

10.6
Asia Magnesium Ownership Transfer Agreement dated July 1, 2007 between Jiang Dong and Capital One Management Co., Ltd. (incorporated herein by reference to Exhibit 10.2 as part of the Company’s Quarterly Report on Form 10-QSB for the period ended June 30, 2007 filed with the Commission on August 8, 2007).

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

10.14	+	2008 Executive Stock Incentive Plan, as amended (incorporated herein by reference to the definitive Proxy Statement on Schedule 14A as filed with the Commission on April 26, 2012).
10.15	+	2008 Non-Executive Stock Incentive Plan, as amended (incorporated herein by reference to the definitive Proxy Statement on Schedule 14A as filed with the Commission on April 26, 2012).
10.16	+	2012 Equity Compensation Plan (incorporated herein by reference to Exhibit 4.4 filed as a part of the Company’s Current Report on Form 8-K filed with the Commission on July 20, 2012).
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

10.40
Stock Transfer Agreement dated May 6, 2011 between CDI China, Inc. and Kong Tung and Hui Dong (Incorporated herein by reference to Exhibit 10.1 as part of the Company’s Form 8-K as filed with the Commission on May 12, 2011).

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

10.54
Equity Transfer Contract Amendment No. 2 dated June 30, 2012 among CDI China, Inc., Marvelous Honor Holding Inc., Lianling Dong, Ping Liu, Jianzhong Ju, Lifei Huang, Xumin Cui, Golden Trust Magnesium Industry Co. Ltd. and Kong Tung (incorporated by reference to Exhibit 10.1 as part of the Company’s Current Report on Form 8-K/A filed with the Commission on July 6, 2012).

10.55
Equity Transfer Contract Amendment No. 2 dated June 30, 2012 among CDI China, Inc.; Mr. Yuwei Huang, Mr. Xumin Cui; Golden Trust Magnesium Industry Co. Ltd. and Baotou Changxin Magnesium Co., Ltd. (incorporated by reference to Exhibit 10.2 as part of the Company’s Current Report on Form 8-K/A filed with the Commission on July 6, 2012).

10.56
Equity Transfer Contract Amendment No. 2 dated June 30, 2012 among Taiyuan Ruiming Yiwei Magnesium Industry Co. Ltd., Taiyuan Yiwei Magnesium Industry Co., Ltd., Lingshi Xinghai Magnesium Industry Co. Ltd., CD International Enterprises, Inc., Pine Capital Enterprises, Inc. and Yuwei Huang (incorporated by reference to Exhibit 10.3 as part of the Company’s Current Report on Form 8-K/A filed with the Commission on July 6, 2012).

14.1
Code of Business Conduct and Ethics (incorporated herein by reference to Exhibit 14.1 as part of the Company’s Annual Report on Form 10-K for year ended December 31, 2007 filed with the Commission on March 31, 2008).

21.1	*	Subsidiaries of the registrant.
31.1	*	Section 302 Certificate of Chief Executive Officer.
31.2	*	Section 302 Certificate of Chief Financial Officer.
32.1	*	Section 906 Certificate of Chief Executive Officer and Chief Financial Officer.
101.INS	**	XBRL INSTANCE DOCUMENT
101.SCH	**	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL	**	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF	**	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB	**	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE	**	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE
+		Management contract or compensatory plan or arrangement.
*		Filed herewith.
**		In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this Annual Report on Form 10-K shall be deemed “furnished” and not “filed”.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CD INTERNATIONAL ENTERPRISES, INC.

Date: January 15, 2015	By:	/s/ Yuejian (James) Wang
Yuejian (James) Wang, Chief Executive Officer, President and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Yuejian (James) Wang	Chief Executive Officer, President and Chairman (principal executive officer)	January 15, 2015
Yuejian (James) Wang

/s/ Yuwei Huang	Executive Vice President - Magnesium, Director	January 15, 2015
Yuwei Huang

/s/ Kong Tung	Director
Kong Tung		January 15, 2015

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 2013 AND 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
CD International Enterprises, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of CD International Enterprises, Inc. and Subsidiaries (collectively, the “Company”) as of September 30, 2013 and 2012, and the related consolidated statements of operations and comprehensive income (loss), changes in equity (deficit), and cash flows for the years ended September 30, 2013 and 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CD International Enterprises, Inc. and Subsidiaries as of September 30, 2013 and 2012 and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company suffered losses from operations and has a working capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP
www.MaloneBailey.com
Houston, Texas
January 15, 2015

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of September 30, 2013 and 2012

	September 30,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$186,162	$561,044
Marketable securities availible for sale	107,539	293,750
Accounts receivable	165,300	7,877,295
Loans, other receivable and prepaid expenses - related parties	586,071	49,843
Prepaid expenses and other current assets, net	2,619,248	4,002,317
Assets of discontinued operations	8,699,473	25,217,078
Restricted cash	-	17,556
Total current assets	12,363,793	38,018,883
Property, plant and equipment, net	137,353	275,549
Other long-term assets	-	981,168
Total assets	$12,501,146	$39,275,600

LIABILITIES AND EQUITY (DEFICIT)
Current liabilities:
Loans payable	$1,089,975	$1,102,000
Accounts payable and accrued expenses	1,151,905	2,060,404
Accounts, loans and other payables - related parties	320,939	418,280
Advances from customers	-	249,167
Derivative liabilities	1,398,253	1,654,889
Other liabilities	511,587	360,956
Liabilities of discontinued operations	38,238,416	37,059,156
Total current liabilities	42,711,075	42,904,852
Total liabilities	42,711,075	42,904,852

Equity (deficit):
Series A convertible preferred stock: $.0001 par value, stated value $1,000 per share; 10,000,000 authorized, 1,006 shares issued and outstanding at September 30, 2013 and 2012, respectively	1,006,250	1,006,250
Common stock: $.0001 par value; 1,000,000,000 authorized; 58,399,636 and 51,491,709 issued and outstanding at September 30, 2013 and 2012, respectively	5,840	5,149
Additional paid-in capital	78,004,472	77,212,370
Accumulated other comprehensive income (loss)	(80,000)	132,279
Accumulated deficit	(101,638,114)	(76,808,064)
Total CD International Enterprises, Inc.'s stockholders' equity (deficit)	(22,701,552)	1,547,984
Non-controlling interests	(7,508,377)	(5,177,236)
Total equity (deficit)	(30,209,929)	(3,629,252)
Total liabilities and equity (deficit)	$12,501,146	$39,275,600

The accompanying notes are an integral part of these consolidated financial statements.

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the fiscal years ended September 30, 2013 and 2012

	For the Years Ended September 30,
	2013	2012
Revenues	$1,954,560	$5,920,392
Cost of revenues	1,941,114	1,462,315
Gross profit	13,446	4,458,077

Operating expenses:
Selling, general, and administrative	4,664,712	7,107,050
Write-off of advance to suppliers	-	3,998,269
Impairment loss on prepayment for business acquisition	-	11,944,594
Total operating expenses	4,664,712	23,049,913
Operating loss	(4,651,266)	(18,591,836)
Other income (expenses):
Other income	454,759	281,256
Interest expenses	(362,968)	(149,596)
Interest expenses- related parties	(2,660)	(18,280)
Realized gain (loss) on marketable securities available for sale	733,291	(60,490)
Gain (loss) on revaluation for receivable and payable of marketable securities available for sale	(8,063,303)	4,645,066
Change in fair value of derivative liability	256,635	(1,585,594)
Impairment loss on marketable securities available for sale	(28,500)	(12,310,461)
Total other expenses	(7,012,746)	(9,198,099)
Loss from continuing operations before income taxes	(11,664,012)	(27,789,935)
Income tax expense	-	-
Net loss from continuing operations	(11,664,012)	(27,789,935)

Discontinued operations:
Loss from discontinued operations, net of taxes	(18,977,297)	(92,973,563)
Gain on disposal of subsidiaries	3,687,776	29,968,537
Total loss from discontinued operations, net of taxes	(15,289,521)	(63,005,026)
Net loss	(26,953,533)	(90,794,961)
Less: Net loss attributable to non-controlling interests	(2,204,003)	(40,429,154)
Net loss attributable to CD International Enterprises, Inc.	(24,749,530)	(50,365,807)
Dividends on series A preferred stock	(80,520)	(80,520)
Net loss allocable to common stockholders	$(24,830,050)	$(50,446,327)

COMPREHENSIVE INCOME (LOSS):
Net loss	$(26,953,533)	$(90,794,961)
Foreign currency translation adjustments	(667,714)	73,317
Unrealized gain on marketable securities available for sale	328,297	1,618,550
Comprehensive loss	(27,292,950)	(89,249,728)
Net loss attributable to non-controlling interests	(2,204,003)	(40,429,154)
Foreign currency translation adjustments - non-controlling interests	(127,138)	61,272
Comprehensive loss attributable to CD International Enterprises, Inc.	(24,961,809)	(48,881,846)
Preferred stock dividend	(80,520)	(80,520)
Comprehensive (loss) income attributable to common stockholders	$(25,042,329)	$(48,962,366)

Basic and diluted net (loss) income per common share
Net loss from continuing operations	$(0.21)	$(0.62)
Net loss from discontinued operations	(0.24)	(0.50)
Net loss per common share	$(0.45)	$(1.12)
Basic and diluted net (loss) income per common share - diluted:
Net loss from continuing operations	$(0.21)	$(0.62)
Net loss from discontinued operations	(0.24)	(0.50)
Net loss per common share	$(0.45)	$(1.12)
Basic weighted average common shares outstanding	55,448,933	44,910,655
Diluted weighted average common shares outstanding	55,448,933	44,910,655

The accompanying notes are an integral part of these consolidated financial statements.

CD INTERNATIONAL ENTERPRISES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the fiscal years ended September 30, 2013 and 2012

	Preferred Stock		Common Stock
	Number of shares	Amount	Number of shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests	Total Equity

Balance, September 30, 2011	1,006	$1,006,250	40,354,739	$4,035	$75,279,087	$(26,361,737)	$(1,351,682)	$9,017,595	$57,593,548
									-
Dividends paid to preferred stockholders			87,640	9	40,251	(80,520)	-	-	(40,260)
Common shares issued for acquisition of businesses			7,032,583	703	464,279	-	-	-	464,982
Disposal of subsidiaries			-	-	-	-	-	25,959,416	25,959,416
Non-controlling investor contribution			-	-	-	-	-	213,635	213,635
Restricted stock award - employees			1,659,058	166	550,593	-	-	-	550,759
Restricted stock award - board of directors			230,824	23	89,790	-	-	-	89,813
Restricted stock award - consultants			1,726,865	173	556,410	-	-	-	556,583
Stock option/warrant expenses			-	-	152,000	-	-	-	152,000
Stock option exercised			400,000	40	79,960	-	-	-	80,000
Net loss			-	-	-	(50,365,807)	-	(40,429,154)	(90,794,961)
Changes in cumulative foreign currency translation			-	-	-	-	(134,589)	61,272	(73,317)
Unrealized gain on marketable securities available for sale			-	-	-	-	1,618,550	-	1,618,550

Balance, September 30, 2012	1006	1,006,250	51,491,709	5,149	77,212,370	(76,808,064)	132,279	(5,177,236)	(3,629,252)

Dividends paid to preferred stockholders			760,206	76	72,537	(80,520)	-	-	(7,907)
Restricted stock award - Employees			3,089,601	309	265,793	-	-	-	266,102
Restricted stock award - Consultants			2,858,120	286	283,792	-	-	-	284,078
Stock option exercised			200,000	20	19,980	-	-	-	20,000
Option/warrant expense			-	-	150,000	-	-	-	150,000
Net loss			-	-	-	(24,749,530)	-	(2,204,003)	(26,953,533)
Changes in cumulative foreign currency translation			-	-	-	-	(540,576)	(127,138)	(667,714)
Unrealized gain on marketable securities available for sale			-	-	-	-	328,297	-	328,297

Balance, September 30, 2013	1,006	$1,006,250	58,399,636	$5,840	$78,004,472	$(101,638,114)	$(80,000)	$(7,508,377)	$(30,209,929)

The accompanying notes are an integral part of these consolidated financial statements.

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the fiscal years ended September 30, 2013 and 2012

	For the Years Ended September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(26,953,533)	$(90,794,961)
Loss from discontinued operations	15,289,521	63,005,026
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	120,692	148,603
Other-than-temporary impairment on marketable securities available for sale	28,500	12,310,461
Write-off of advance to suppliers	-	3,998,269
Loss on disposal of property and equipment	22,710	-
Share issued to third parties for services provided	284,078	556,583
Share based compensation- employees	266,102	640,572
Stock option/warrant expenses	150,000	152,000
Realized loss (gain) on marketable securities availible for sale	(733,291)	60,490
Impairment loss on prepayment for business acquisition	-	11,944,594
Marketable securities distributed to employee/consultants for compensation	129,480	-
Loss (gain) on revaluation for receivable and payable of marketable securities availible for sale	8,063,303	(4,645,066)
Gain on settlement of existing liabilities	-	(811,954)
Change in fair value of derivative liability	(256,636)	1,585,594
Impairment on loan receivable	-	551,000
Operating expenses paid with marketable securities	-	267,200
Changes in operating assets and liabilities:
Accounts receivable	(119,260)	(3,867,563)
Prepaid expenses and other current assets, net	438,844	(1,284,583)
Accounts payable and accrued expenses	309,944	297,289
Loans, other receivable and prepaid expenses - related parties	(535,157)	(38,767)
Advances from customers	-	(759,620)
Other liabilities	19,777	2,469
Net cash used in operating activities - continuing operations	(3,474,926)	(6,682,364)
Net cash used in operating activities - discontinued operations	(1,548,846)	(1,923,550)
NET CASH USED IN OPERATING ACTIVITIES	(5,023,772)	(8,605,914)
CASH FLOWS FROM INVESTING ACTIVITIES:
Change in restricted cash	17,779	(1,632)
Cash paid for purchase of property and equipment	(1,686)	(9,444)
Proceeds from repayment of loan receivable	-	1,007,420
Proceeds from disposal of subsidiaries	331,465	-
Loan to third parties	46,026	(142,026)
Cash paid on disposal of subsidiaries	(5,682)	(1,678,840)
Proceeds from sales of marketable securities availible for sale	1,388,270	756,964
Cash paid for acquisition	-	(6,802,530)
Net cash provided by (used in) investing activities - continuing operations	1,776,172	(6,870,088)
Net cash provided by (used in) investing activities - discontinued operations	900,000	493,389
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITES	2,676,172	(6,376,699)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of loan to related party	(30,000)	-
Proceeds from loans	420,000	2,000,000
Borrowings from related parties	30,000	400,000
Proceeds from exercise of warrant	20,000	80,000
Payments of dividend	(912)	(40,250)
Payments on loans payable	(542,000)	(1,348,000)
Net cash provided by (used in) financing activities - continuing operations	(102,912)	1,091,750
Net cash provided by (used in) financing activities - discontinued operations	916,379	7,662,433
NET CASH PROVIDED BY FINANCING ACTIVITIES	813,467	8,754,183

EFFECT OF EXCHANGE RATE ON CASH	(1,175,308)	(214,862)
NET CHANGE IN CASH	(2,709,441)	(6,443,292)
CASH AT THE BEGINNING OF THE YEAR	3,248,617	9,692,229
CASH AT THE END OF THE YEAR	$539,176	$3,248,937
Less: Cash and Cash Equivalents of Discontinued Operations Held for Sale at the End of Year	$(353,014)	$(2,687,893)
CASH AND CASH EQUIVALENTS AT THE END OF YEAR	$186,162	$561,044

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$365,628	$167,876
Income taxes paid	$-	$-
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Receivables in connection with disposal of subsidiaries	$-	$2,815,225
Unrealized gain on marketable securities available for sale	$328,297	$1,618,550
Collection of AR in the form of marketable securities	$121,881	$3,180,254
Payable settled with marketable securities	$-	$687,847
Deferred revenue received in the form of marketable securities	$130,000	$680,000
Settlement of existing liabilities	$-	$2,364,705
Reclassification of intercompany balance to related party balance	$-	$6,610,742

The accompanying notes are an integral part of these consolidated financial statements.

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 and 2012

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business and Organization

CD International Enterprises, Inc. (“CDII”), a Florida corporation and its subsidiaries are referred to in this report as “we”, “us”, “our”, or “CD International.”

We are a U.S. based company that sources, produces and distributes industrial products in Asia and the Americas.  We also provide business and financial consulting services to public and private American and Chinese businesses.  We operate in two identifiable segments, as defined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 280, “Segment Reporting:” Basic Materials and Consulting.  Beginning in 2006 we established our Consulting and Basic Materials segments which grew through acquisitions of controlling interests in Chinese private companies.  We consolidate these acquisitions as either wholly or majority owned subsidiaries. Through our U.S. based industrial commodities business, established in 2009, we source, finance, manage logistics, and sell industrial commodities from North and South America for ultimate distribution in China which has been included in our Basic Materials segment.

In our Basic Materials segment, we source, finance, manage logistics, and sell industrial commodities from North and South America for ultimate distribution in China. In our Consulting segment, we provide business and financial consulting services to U.S. public companies that operate primarily in China. The consulting fees we charge vary based upon the scope of the services.

On September 30, 2014, the Company signed a share exchange agreement with Yuwei Huang (“Mr. Huang”), a related party, selling our Magnesium segment to Mr. Huang and in return, Mr. Huang and other parties shall return and cancel 8,325,949 shares of the Company’s common stock held by such parties related to Mr. Huang and cancel the right to receive 41,524 convertible series D preferred stock within 10 business days. Historically, the Magnesium segment represented our largest segment by revenues and assets. We produced, sold and distributed pure magnesium ingots, magnesium powder and magnesium alloy. Since 2009, the magnesium spot price had not fully recovered to the pre-2009 level and the current spot price is approximately $2,500 per ton FOB China. Accordingly, we have generated negative gross margins and operating losses, and most of our magnesium facilities ceased the production. Due to these losses, in 2013 and 2012, the Company decided to impair long-lived assets of the magnesium facilities. Results of operations, financial position and cash flows associated with Magnesium segment are separately reported as discontinued operations for all periods presented. For additional information, see Note 15 – Discontinued Operations.

For the fiscal year 2013 and 2012, subsidiaries included in continuing operations consisted of the following:

•	CDI China, Inc. (“CDI China”), a wholly owned subsidiary of CDII;
•	International Magnesium Group, Inc. (“IMG”), a wholly owned subsidiary of CDII;
•	CDII Minerals, Inc. (“CDII Minerals”), a wholly owned subsidiary of CDII;
•	CDII Chile, Ltda. (“CDII Chile”), a wholly owned subsidiary of CDII Minerals;
•	CDII Minerals de Peru SAC (“CDII Peru”), a 50% owned subsidiary of CDII Minerals;
•	Empresa Minera CDII de Bolivia S.A. (“CDII Bolivia”), a wholly owned subsidiary of CDII Minerals;
•	China Direct Investments, Inc. (“China Direct Investments”), a wholly owned subsidiary of CDII;
•	CDI Shanghai Management Co., Ltd. (“CDI Shanghai Management”), a wholly owned subsidiary of CDI China; and
•	Capital Resource Management Co., Ltd. (“Capital Resource Management”), a wholly owned subsidiary of CDI Shanghai Management, formerly known as Capital One Resource Co., Ltd.

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 and 2012
Name Change

We changed our name from China Direct Industries, Inc. to CD International Enterprises, Inc. on February 29, 2012 to more accurately reflect our business and operations and our efforts to expand our sourcing, processing, and distribution business in South America.

Basis of Presentation

We have defined various periods that are covered in this report as follows:
-	“fiscal year 2014” – October 1, 2013 through September 30, 2014
-	“fiscal year 2013” – October 1, 2012 through September 30, 2013
-	“fiscal year 2012” – October 1, 2011 through September 30, 2012

We prepared the consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the U.S. Securities and Exchange Commission (“SEC”) rules. We included all adjustments that are necessary for the fair presentation of our financial position, results of operations, and cash flows for the periods presented.

Going Concern

For the fiscal year 2013, the Company has incurred a net loss of approximately $27.0 million and used cash in operation of $5.0 million. The Company also has a working capital deficit of $30.3 million and an accumulated deficit of $101.6 million as of September 30, 2013. The Company’s cash and cash equivalent and revenues are not currently sufficient and cannot be projected to cover operating expenses in the coming year.  These factors raise substantial doubt as to the ability of the Company to continue as a going concern.  Management’s plans include attempting to raise funds through debt and equity financings, restructure on-going operations to eliminate inefficiencies and continue to sell assets to raise cash and meet operating needs. Management intends to make every effort to identify and develop sources of funds.  There is no assurance that management’s plans will be successful.

Summary of Significant Accounting Policies

Consolidation

The consolidated financial statements include the accounts of CDII, as well as our wholly owned and controlled majority owned subsidiaries, including those operating outside the United States, and are prepared in accordance with U.S. GAAP.  All significant intercompany balances and transactions are eliminated in consolidation.  We account for investments in which we exercise significant influence under the equity method of accounting.  Non-controlling interests in subsidiaries consist of the equity interest of non-controlling investors in consolidated subsidiaries of CDI China, Inc.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of consolidated revenue and expenses during the reporting period. Significant estimates include valuation of marketable securities available for sale, allowance for doubtful accounts, write-down in value of inventory, fair value of share-based compensation, the useful lives and impairment of property, plant and equipment, impairment of goodwill, intangible assets and other assets, and fair value of derivative liability.

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 and 2012

We rely on assumptions such as volatility, forfeiture rate, and expected dividend yield when deriving the grant date fair value of share-based compensation as well as the valuation of derivative liability. If an equity award is modified, and we expect the service conditions of the original award will be met, we will adjust our assumptions and estimates as of the modification date and compare the old equity award valued at the modification date with the new equity award valued at the modification date to calculate any incremental cost. We then continue to recognize the original grant date fair value plus any incremental cost over the modified service period.

Our estimate for allowance for uncollectible accounts is based on an evaluation of our outstanding accounts receivable, other receivables, and loans receivable including the aging of amounts due, the financial condition of our specific customers and clients, knowledge of our industry segment, and historical bad debt experience. This evaluation methodology has proven to provide a reasonable estimate of bad debt expense in the past and we intend to continue to employ this approach in our analysis of collectability. However, we are aware that given the current global economic situation, including that of China, meaningful time horizons may change. We intend to enhance our focus on the evaluation of our customers' sustainability and adjust our estimates as may be required.

We group property, plant and equipment into similar groups of assets and estimate the useful life of each group of assets; see Note 7 – Property, Plant and Equipment for further information on asset groups and estimated useful lives.

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

Restricted Cash

Restricted cash is cash not available for immediate use. Depending on when cash is expected to be used, we classify restricted cash as a current (short-term) or non-current (long-term) asset. In cases when restricted cash is expected to be used within one year after the balance sheet date, it is classified as a current asset. However, if restricted cash is not expected to be used within one year after the balance sheet date, it is classified as a non-current asset. As of September 30, 2013 and 2012, our current restricted cash was $0 and $17,556, respectively. Substantially, all of our restricted cash is pledged as collateral for loans.

Concentration of Credit Risks

Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash, trade accounts receivable and notes receivables. We deposit our cash with high credit quality financial institutions in the United States and China.  As of September 30, 2013, we had no bank deposits in the United States that exceeded federally insured limits.  As of September 30, 2013, we had deposits of $34,573 in banks in China. In China, there is no equivalent federal deposit insurance as in the United States, so the amounts held in banks in China are not insured. We have not experienced any losses in such bank accounts through September 30, 2013.

As of September 30, 2013 and 2012, bank deposits by geographic area were as follows:

Country	September 30, 2013		September 30, 2012
United States	$151,589	81%	$468,770	84%
China	34,573	19%	92,274	16%
Total cash and cash equivalents	$186,162	100%	$561,044	100%

In an effort to mitigate any potential risk, we periodically evaluate the credit quality of the financial institutions at which we hold deposits, both in the United States and China.

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 and 2012

Accounts Receivable

Accounts receivable are reported at net realizable value. We have established an allowance for uncollectible accounts based upon factors pertaining to the credit risks of specific customers and clients, historical trends, aging of the receivable and other information.  Delinquent accounts are written off when it is determined that the amounts are uncollectible. As of September 30, 2013 and 2012, allowances for uncollectible accounts were $0.

Fair Value of Financial Instruments

We adopted the provisions of ASC Topic 820, “Fair Value Measurements.”  These provisions relate to our consolidated financial assets and liabilities carried at fair value and our fair value disclosures related to financial assets and liabilities.  ASC Topic 820 defines fair value, expands related disclosure requirements and specifies a hierarchy of valuation techniques based on the nature of the inputs used to develop the fair value measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. There are three levels of inputs to fair value measurements below:

- Level 1, meaning the use of quoted prices for identical instruments in active markets;
- Level 2, meaning the use of quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active or are directly or indirectly observable;
- Level 3, meaning the use of unobservable inputs. Observable market data should be used when available.

The carrying amounts of the Company’s financial instruments, such as cash and cash equivalents, accounts and notes receivable, prepaid expenses and other current assets, accounts payable and accrued expenses, taxes payable, advances from customers, and other current liabilities approximate their fair value due to the short term maturities of these instruments.

The Company’s loans payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at September 30, 2013 and 2012.

Transactions involving related parties cannot be presumed to be carried out on an arm's-length basis, as the requisite conditions of competitive, free-market dealings may not exist. Representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm's-length transactions unless such representations can be substantiated. It is not, however, practical to determine the fair value of amounts due from/to related parties due to their related party nature.

Recurring Fair Value Measurements

The Company uses Level 1 of the fair value hierarchy to measure the fair value of marketable securities and marks the marketable securities available for sale at fair value in the statement of financial position at each balance sheet date and reports the unrealized holding gains and losses for marketable securities available for sale in other comprehensive income (loss) until realized provided the unrealized holding gains and losses is temporary. If the fair value of investment in marketable securities available for sale is less than its cost basis at the balance sheet date of the reporting period for which impairment is assessed, and it is determined that the impairment is other than temporary, then an impairment loss is recognized in earnings equal to the entire difference between the investment’s cost and its fair value at the balance sheet date of the reporting period.

The Company uses Level 3 of the fair value hierarchy to measure the fair value of its derivative preferred stock liabilities and derivative warrant liabilities and revalues the derivative liabilities at every reporting period and recognizes gains or losses in the consolidated statements of operations and comprehensive income (loss) that are attributable to the change in the fair value of derivative liabilities.

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 and 2012

The financial assets and liabilities carried at fair value on a recurring basis at September 30, 2013 are as follows:

Financial assets and liabilities	Fair Value	Level 1	Level 2	Level 3
Marketable equity securities	$107,539	$107,539	$-	$-
Receivable of marketable equity securities	165,300	165,300	-	-
Payable to be settled with marketable securities	(51,000)	(51,000)	-	-
Derivative liabilities	(1,398,253)	-	-	(1,398,253)
	$(1,176,414)	$221,839	$-	$(1,398,253)

The financial assets and liabilities carried at fair value on a recurring basis at September 30, 2012 are as follows:

Financial assets and liabilities	Fair Value	Level 1	Level 2	Level 3
Marketable equity securities	$293,750	$293,750	$-	$-
Receivable of marketable equity securities	7,653,656	7,653,656	-	-
Payable to be settled with marketable securities	(841,796)	(841,796)	-	-
Deferred revenues of marketable equity securities	(249,167)	(249,167)	-	-
Derivative liabilities	(1,654,889)	-	-	(1,654,889)
	$5,201,554	$6,856,443	$-	$(1,654,889)

Marketable Securities

Marketable equity securities that we receive from our customers as compensation are generally restricted for sale under Federal securities laws. Our policy is to liquidate securities received as compensation when market conditions are favorable for sale. Since these securities are often restricted, we are unable to liquidate them until the restriction is removed. Pursuant to ASC Topic 320, “Investments –Debt and Equity Securities”, our marketable securities have a readily determinable quoted price, such as from NASDAQ, NYSE Euronext, the Over the Counter Bulletin Board, and the OTC Markets Group (formerly known as the Pink Sheets) and any unrealized gain or loss is recognized as an element of comprehensive income or loss based on changes in the fair value of securities as quoted on an exchange or an inter-dealer quotation. Once liquidated, any realized gain or loss on the sale of marketable securities is reflected in our statement of operations and comprehensive income (loss) for the period in which the securities are liquidated.

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

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of (i) prepayments to vendors for merchandise that have not yet been shipped, (ii) other prepaid expenses, (iii) loans receivable and (iv) other receivables. As of September 30, 2013 and 2012, prepaid expenses and other current assets were $2,619,248 and $4,002,317, respectively.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost and depreciated on a straight-line basis over their estimated useful lives of three to forty years.  Maintenance and repairs are charged to expense as incurred.  Significant renewals and improvements are capitalized.

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

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 and 2012

Advances from Customers

Advances from customers represent (i) prepayments to us for merchandise that have not yet been shipped to customers, and (ii) the fair value of securities received as compensation which will be amortized over the term of the respective consulting agreement.  We will recognize these advances as revenues as customers take delivery of the goods or when the services have been rendered, in compliance with our revenue recognition policy.  Advances from customers totaled $0 and $249,167 as of September 30, 2013 and 2012, respectively.

Comprehensive Income (Loss)

We follow ASC 220, “Comprehensive Income” to recognize the elements of comprehensive income (loss). Comprehensive income (loss) is comprised of net income (loss) and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders.  Our comprehensive income (loss) for fiscal year 2013 and 2012 included net income (loss), foreign currency translation adjustments, and change in unrealized loss on marketable securities available for sale, net of income taxes.

Foreign Currency Translation

The accompanying consolidated financial statements are presented in United States dollars.  The functional currency of our Chinese subsidiaries is the Renminbi (“RMB”), the official currency of the People’s Republic of China. Capital accounts of the consolidated financial statements are translated into United States dollars from RMB at their historical exchange rates when the capital transactions occurred.  Assets and liabilities are translated at the exchange rates as of the balance sheet date.  Income and expenditures are translated at the average exchange rates for the twelve month periods ended September 30, 2013 and September 30 2012, respectively.  A summary of the conversion rates for the periods presented is as follows:

	September 30, 2013	September 30, 2012
Period end ( RMB: U.S. dollar exchange rate)	6.1364	6.3190
Average fiscal year (RMB: U.S. dollar exchange rate)	6.2320	6.3198

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through PRC authorized institutions.  No representation is made that the RMB amounts could have been, or could be, converted into United States dollars at the rates applied in the translation.

Impairment of Long-Lived Assets

In accordance with ASC 360, “Property, Plant, and Equipment”, we periodically review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable.  We recognize an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset.  The amount of impairment is measured as the difference between the estimated fair value and the book value of the underlying asset.  We recorded impairment charges on property, plant and equipment on our magnesium and other facilities in fiscal year 2013 and 2012.

Impairment loss on long-lived assets from discontinued operations of $6.7 million and $20.9 million was recorded in fiscal year 2013 and 2012, respectively. For discussions on impairments of long-lived assets, refer to Note 15.

Goodwill and Intangible Assets

Under ASC 350, “Intangibles – Goodwill and Other”, the Company is required to perform an annual impairment test of the Company’s goodwill and indefinite-lived intangibles. Annually on each September 30, management assesses the composition of the Company’s assets and liabilities, as well as the events that have occurred and the circumstances that have changed since the most recent fair value determination. If events occur or circumstances change that would more likely than not reduce the fair value of goodwill and indefinite-lived intangibles below their carrying amounts, they will be tested for impairment. The Company will recognize an impairment charge if the carrying value of the asset exceeds the fair value determination. The impairment test that the Company has selected historically consisted of a ten year discounted cash flow analysis including the determination of a terminal value, and requires management to make various assumptions and estimates including revenue growth, future profitability, peer group comparisons, and a discount rate which management believes are reasonable.

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 and 2012

The impairment test involves a two-step approach. Under the first step, the Company determines the fair value of each reporting subsidiary to which goodwill has been assigned. The Company then compares the fair value of each reporting subsidiary to its carrying value, including goodwill. The Company estimates the fair value of each reporting subsidiary by estimating the present value of the reporting subsidiaries' future cash flows. If the fair value exceeds the carrying value, no impairment loss is recognized. If the carrying value exceeds the fair value, the goodwill of the reporting unit is considered potentially impaired and the second step is completed in order to measure the impairment loss.

Under the second step, the Company calculates the implied fair value of goodwill by deducting the fair value of all tangible and intangible net assets, including any unrecognized intangible assets, of the reporting unit from the fair value of the reporting unit, as determined in the first step. The Company then compares the implied fair value of goodwill to the carrying value of goodwill. If the implied fair value of goodwill is less than the carrying value of goodwill, the Company recognizes an impairment loss equal to the difference.

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

For the periods presented, the computation of diluted loss per share equaled basic loss per share as the inclusion of any dilutive instruments would have had an anti-dilutive effect on the earnings per share calculation in the periods presented.

Operating Leases

Leases where substantially all the rewards and risks of ownership of assets remain with the leasing company are accounted for as operating leases. Payments made under operating leases are charged to the consolidated statements of operations on a straight-line basis over the lease period.

Revenue Recognition

We follow the guidance of ASC 605, “Revenue Recognition,” for revenue recognition.  In general, we record revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured.  When our clients’ securities are received for our services, we follow the guidance of ASC 505, “Equity-Based Payments to Non-Employees” to measure and recognize our revenue.  ASC Topic 505-50-30-18 instructs that an entity (grantee or provider) may enter into transactions to provide goods or services in exchange for equity instruments.  The grantee shall measure the fair value of the equity instruments in these transactions using the stock price and other measurement assumptions as of the earlier of either of the following dates, referred to as the measurement date.

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 and 2012

a.
The date the parties come to a mutual understanding of the terms of the equity-based compensation arrangement and a commitment for performance by the grantee to earn the equity instruments (a performance commitment) is reached; and

b.	The date at which the grantee’s performance necessary to earn the equity instruments is complete (that is, the vesting date).

We recognize the revenue from the equity securities received from our clients upon completion of the services performed or as otherwise provided for in our agreements with our clients. We use the grant date as the initial measurement date in accordance with ASC 605.

Stock-based Compensation

We account for the grant of stock options, warrants and restricted stock awards in accordance with ASC 718, “Compensation-Stock Compensation”.  ASC 718 requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity based compensation. Pursuant to ASC Topic 505-50, for share-based payments to consultants and other third-parties, compensation expense is determined at the “measurement date.” The expense is recognized over the vesting period of the award. Until the measurement date is reached, the total amount of compensation expense remains uncertain. The Company records compensation expense based on the fair value of the award at the reporting date. The awards to consultants and other third-parties are then revalued, or the total compensation is recalculated, based on the then current fair value, at each subsequent reporting date.

Derivative Liabilities

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations, in accordance with ASC 815-15, “Derivative and Hedging”. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

ASC Subtopic 815-40, “Contracts in Entity’s Own Equity,” requires that entities recognize as derivative liabilities the derivative instruments, including certain derivative instruments embedded in other contracts that are not indexed to an entity’s’ own stock. Pursuant to the provisions of ASC Section 815-40-15, (formerly FASB Emerging Issues Task Force (“EITF”) Issue No. 07-5: Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock (“EITF 07-5”)), an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions.

Recent Accounting Pronouncements

In February 2013, the FASB issued ASU 2013-02, “Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income” (“ASU 2013-02”). Under ASU 2013-02, an entity is required to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required to be reclassified in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. ASU 2013-02 does not change the current requirements for reporting net income or other comprehensive income in the financial statements. For public entities, the amendments are effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2012. The adoption of ASU 2013-02 is not expected to have a material impact on the Company’s consolidated financial statements.

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 and 2012

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

In July 2013, the FASB issued ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists”. These amendments provide that an unrecognized tax benefit, or a portion thereof, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except to the extent that a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date to settle any additional income taxes that would result from disallowance of a tax position, or the tax law does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, then the unrecognized tax benefit should be presented as a liability. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of ASU 2013-11 is not expected to have a material impact on the Company’s consolidated financial statements.

In April 2014, the FASB issued ASU 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”. The amendments in the ASU change the criteria for reporting discontinued operations while enhancing disclosures in this area. It also addresses sources of confusion and inconsistent application related to financial reporting of discontinued operations guidance in U.S. GAAP. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. In addition, the new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. The amendments in the ASU are effective in the first quarter of 2015 for public organizations with calendar year ends. Early adoption is permitted. The adoption of ASU 2014-08 is not expected to have a material impact on the Company’s consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, “Revenue from contracts with Customers (Topic 606)”. This ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets. This ASU will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance. The ASU also supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition-Construction-Type and Production-Type Contracts. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchanged for those goods or services. The standard is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The adoption of ASU 2014-09 is not expected to have a material impact on the Company’s consolidated financial statements.

In June 2014, the FASB issued ASU 2014-12, “ Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved After the Requisite Service Period”. The amendments in the ASU require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718, Compensation – Stock Compensation, as it relates to awards with performance conditions that affect vesting to account for such awards. The performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The adoption of ASU 2014-12 is not expected to have a material impact on the Company’s consolidated financial statements.

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 and 2012

In August 2014, the FASB issued ASU 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. The amendment in the ASU provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. The amendments in this Update are effective for annual periods and interim periods within those annual periods beginning after December 15, 2016. Earlier adoption is permitted. The adoption of ASU 2014-15 is not expected to have a material impact on the Company’s consolidated financial statements.

NOTE 2 – LOSS PER SHARE

Under the provisions of ASC 260, “Earnings Per Share,” basic loss per common share is computed by dividing net income (loss) attributable to common shareholders by the weighted average number of shares of common stock outstanding for the periods presented. Diluted income (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the income of the company, subject to anti-dilution limitations.

The following table presents the computation of basic and diluted loss per share for fiscal year 2013 and 2012:

	2013	2012
Net loss allocable to common shareholders:
Continuing operations, net of taxes	$(11,664,012)	$(27,789,935)
Discontinued operations, net of taxes	(13,085,518)	(22,575,872)
Net loss allocable to common shareholders	(24,749,530)	(50,365,807)
Less: preferred stock dividends	(80,520)	(80,520)

Net loss allocable to common stockholders less preferred stock dividends	$(24,830,050)	$(50,446,327)

Basic weighted average common shares outstanding	55,448,933	44,910,655
Dilutive weighted average common shares outstanding	55,448,933	44,910,655

Net loss per common share - basic:
Net loss from continuing operations	$(0.21)	$(0.62)
Net loss from discontinued operations	(0.24)	(0.50)
Net loss per common share - basic	$(0.45)	$(1.12)
Net loss per common share - diluted:
Net loss from continuing operations	$(0.21)	$(0.62)
Net loss from discontinued operations	(0.24)	(0.50)
Net loss per common share - diluted	$(0.45)	$(1.12)

Common stock equivalents are not included in the denominator in periods when anti-dilutive. We excluded 12,325,480 shares of our common stock issuable upon exercise of options, 2,129,130 shares of our common stock issuable upon exercise of warrants and 29,191,088 shares issuable upon conversion of series A preferred stock as of September 30, 2013 as their effect was anti-dilutive. We excluded 1,222,980 shares of our common stock issuable upon exercise of options, 4,035,380 shares of our common stock issuable upon exercise of warrants and 6,895,372 shares issuable upon conversion of series A preferred stock as of September 30, 2012 as their effect was anti-dilutive.

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 and 2012

NOTE 3 – ACQUISITION OF LINGSHI MAGNESIUM AND GOLDEN TRUST

On August 29, 2011, the Company entered into two equity transfer agreements to acquire all of the issued and outstanding capital stock of Golden Trust Magnesium Industry Co., Ltd. (“Golden Trust”) and 80% ownership interest in Lingshi Xinghai Magnesium Industry Co., Ltd. (“Lingshi Magnesium”). Subsequently, the Company entered into three supplemental agreements to each of the two equity transfer agreements. Pursuant to the latest supplemental agreements, the aggregate purchase price was $26,395,586, payable as follows:

•
$15,046,676 in cash or in proceeds from repayment of our intercompany loans. As of 9/30/2013, $5,845,079 and $4,909,051 were paid to Golden Trust and Lingshi Magnesium, respectively, and the balance of $2,204,430 and $2,088,115 remained unpaid to Golden Trust and Lingshi Magnesium, respectively;

•
$6,652,825 in 7,032,583 shares of our common stock paid within 15 business days following the closing of the acquisitions, among which $4,320,436 was paid to Golden Trust and $2,332,389 was paid to Lingshi Magnesium in fiscal year 2012;

•	$4,696,085 to Lingshi Magnesium by way of assignment of our interest in our former subsidiary Excel Rise Technology Co. Ltd. The amount was paid in full upon the close of the acquisition.

Golden Trust owns and operates a pure magnesium ingot production facility located on approximately 502,000 square feet of land in Xiaoyi City, Shanxi Province, China, capable of producing up to 20,000 metric tons of pure magnesium per year. Lingshi Magnesium owns and operates a pure magnesium ingot production facility located on approximately 902,000 square feet of land in Jin Zhong City, Shanxi Province, China, capable of producing up to 12,000 metric tons of pure magnesium per year.

Under applicable PRC law, the acquisition of the equity interest in Golden Trust and Lingshi Magnesium must be approved by appropriate foreign investment approval authority, and then registered with a competent branch of the State Administration of Industry and Commerce. Failure to obtain these necessary approvals may delay the transfer of the ownership to the Company.

The Company completed the acquisition of Lingshi Magnesium on August 12, 2013. As a result, the common stock issued for the two acquisitions were revalued using the market prices on the dates when the ownership was transferred, and the fair value of the 7,032,583 shares of common stock issued was determined to be $464,982.

However, while the Company was in the process of obtaining the approval and completing registration, due to the inability to operate economically, Lingshi Magnesium had ceased production and Golden Trust had decreased the production to approximately 40% of its normal capacity. In addition, the two entities incurred losses in the operations. Based on these indicators, the Company decided to impair all of payments made for the above acquisitions and recorded the impairment on prepayment for acquisitions which amounted to $11,944,594 in fiscal year 2012.

Since the Company recorded the impairment on investments in acquisitions mentioned above, the considerations paid for the acquisitions were written down to zero. The following table summarizes the fair value of the assets acquired and liabilities assumed by CD International on the date of the acquisition of Lingshi Magnesium:

Lingshi Magnesium

Current liabilities	$562,110
Total identifiable liabilities	562,110
Total identifiable net assets	$(562,110)
Goodwill	$562,110

As Lingshi Magnesium ceased production before we completed the acquisition, the goodwill related to acquisition of $562,110 was fully impaired as of September 30, 2013.

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 and 2012

As of September 30, 2013, the ownership transfer of Golden Trust was not completed and certain post closing conditions, including the delivery of technical information, was not met. Therefore, we do not consider the acquisition of Golden Trust complete and our consolidated financial statements do not include the assets and liabilities and any operating results of Golden Trust. On March 7, 2014, the Company completed the acquisition of Golden Trust. See Note 18 – Subsequent Event for additional information.

NOTE 4 – MARKETABLE SECURITIES AVAILABLE FOR SALE

Marketable securities available for sale and marketable securities available for sale-related party as of September 30, 2013 and 2012 consisted of the following financial instruments:

Company	September 30, 2013	% of Total	September 30, 2012	% of Total

Big Tree Group, Inc.	$107,539	100%	$-	-
ViaDerma, Inc.	-	-	23,750	8%
Sunwin Stevia International Inc.	-	-	270,000	92%
Marketable securities available for sale	$107,539	100%	$293,750	100%

All the securities were received from our customers as consulting fees.  We categorize the securities as investments in marketable securities available for sale or investments in marketable securities available for sale-related parties.  These securities (exclusive of preferred stock and common stock purchase warrants) are quoted either on an exchange or on the over the counter market system. Some of the securities are restricted and cannot be readily sold by us absent a registration of those securities under the Securities Act of 1933 (the “Securities Act”) or the availability of an exemption from the registration requirements under the Securities Act.  Our policy is to liquidate the securities on a regular basis.  As these securities are often restricted, we are unable to liquidate them until the restriction is removed.  Unrealized gains or losses on marketable securities available for sale and on marketable securities available for sale-related party are recognized on a periodic basis as an element of comprehensive income based on changes in the fair value of the security.  Once liquidated, realized gains or losses on the sale of marketable securities available for sale and marketable securities available for sale-related party are reflected in earnings for the period in which the securities were liquidated.

Our marketable securities available for sale are carried at fair value. Under the guidance of ASC320, “Investments”, we periodically evaluate our marketable securities to determine whether a decline in their value is other than temporary.  Management utilizes criteria such as the magnitude and duration of the decline, in addition to the reasons underlying the decline, to determine whether the loss in value is other than temporary.  The term “other-than-temporary” is not intended to indicate that the decline is permanent.  It indicates that the prospects for a near term recovery of value are not necessarily favorable, or that there is a lack of evidence to support fair values equal to, or greater than, the carrying value of the investment.  Once a decline in value is determined to be other than temporary, the value of the security is reduced and a corresponding impairment charge to earnings is recognized.  In this assessment for various securities at September 30, 2013 and 2012, the guidance in ASC 320, “the Investment-Debt and Equity Securities”, is carefully followed.  In accordance with ASC 320-10-35-33, when an entity has decided to sell an impaired available-for-sale security and the entity does not expect the fair value of the security to fully recover before the expected time of sale, the security shall be deemed other-than-temporarily impaired in the period in which the decision to sell is made.  However, an entity shall recognize an impairment loss when the impairment is deemed other than temporary impairment even if a decision to sell has not been made.

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 and 2012

For fiscal year 2013 and 2012, we had a loss related to other than temporary impairment of $28,500 and $12,310,461, respectively.  The table below represents the impairment of marketable securities as of September 30, 2013 and 2012.

Company	Carrying value before impairment as of September 30, 2012	2013 Accumulated other comprehensive income (loss) before impairment	2013 other than temporary impairment loss	Carrying value after impairment as of September 30, 2013

ViaDerma, Inc.	$23,750	$4,750	$28,500	$-
Marketable securities available for sale	$23,750	$4,750	$28,500	$-

Company	Carrying value before impairment as of September 30, 2011	2012 Accumulated other comprehensive income (loss) before impairment	2012 other than temporary impairment loss	Carrying value after impairment as of September 30, 2012

China Logistics Group, Inc.	$194,348	$591,045	$785,393	$-
Dragon International Group Corp.	22,816	-	22,816	-
Dragon Capital Group Corp.	542,386	518,804	1,061,190	-
Ziyang Ceramics Corp.	413,336	2,873,386	3,286,722	-
China Education International, Inc.	7,286,023	(131,683)	7,154,340	-
Marketable securities available for sale	$8,458,909	$3,851,552	$12,310,461	$-

Marketable securities available-for-sale and marketable securities available-for-sale-related party are either valued at the date received or at the date when services are rendered. The fair market values as of September 30, 2013 and 2012 are as follows:

		Fiscal year 2013
	September 30, 2012	Fair value received/sold	Cost basis adjustment for other than temporary impairment	Unrealized loss	September 30, 2013

Investment in marketable securities available for sale	$293,750	$(486,008)	$(28,500)	$328,297	$107,539
Total Investment in securities available for sale	$293,750	$(486,008)	$(28,500)	$328,297	$107,539

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 and 2012

		Fiscal year 2012
	September 30, 2011	Fair value received/sold	Cost basis adjustment for other than temporary impairment	Unrealized loss	September 30, 2012

Investment in marketable securities available for sale	$8,292,837	$2,150,438	$(11,249,271)	$1,099,746	$293,750
Investment in marketable securities available for sale - related party	542,386	-	(1,061,190)	518,804	-
Total Investment in securities available for sale	$8,835,223	$2,150,438	$(12,310,461)	$1,618,550	$293,750

NOTE 5 – ACCOUNTS RECEIVABLE

Accounts receivable include trade receivables and receivables of marketable securities available for sale. These receivables are carried at fair market value. The changes in the fair market value of the marketable securities underlying the receivables are reflected in earnings for each period. As of September 30, 2013 and 2012, the fair value of receivables of securities available for sale was $165,300 and $7,877,295, respectively. The table below presents the details on the accounts and notes receivable:

Accounts and notes receivable	September 30, 2013	% of Total	September 30, 2012	% of Total

Receivable of equity marketable securities (2)	$165,300	100%	$7,653,656	97%
Other trade receivables (1)	-	-%	223,639	3%
Total accounts receivable	$165,300	100%	$7,877,295	100%
Allowance for uncollectible accounts	-		-
Net accounts receivable	$165,300		$7,877,295

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

(2)
At September 30, 2013, we have $116,550 receivable due from 15,750,000 shares of common stock of China Logistics Group, Inc (OTC: CHLO), and $48,750 due from 37,500,000 shares of common stock of Dragon Capital Group, Corp. (Pink Sheet: DRGV). At September 30, 2012, we have $7,653,656 receivable due from 2,542,743 shares of common stock of Big Tree Group, Inc (OTC: BIGG).

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 and 2012

NOTE 6 - PREPAID EXPENSES AND OTHER CURRENT ASSETS

As of September 30, 2013 and 2012, prepaid expenses and other current assets, consisted of the following:

Description	September 30, 2013	September 30, 2012

Prepayments to vendors for merchandise that had not yet been shipped or services that had not been performed	$12,084	$18,441
Prepaid expenses	503,454	392,012
Receivables from disposal of subsidiaries (1)	1,749,444	1,854,543
Other receivables	354,266	1,737,321
Total	$2,619,248	$4,002,317

(1)
As of September 30, 2012, receivables from disposal of subsidiaries include $1,221,532 and $1,614,179 (of which $981,168 was estimated to be received in longer than one year and classified under other assets-noncurrent) of the aggregate sales price for our 51% equity interest in Shanghai Lang Chemical Co., Ltd. (“Lang Chemical”) and CDI (Beijing) International Trading Co., Ltd. (“CDI Beijing”), respectively. On September 28, 2012, through our wholly-owned subsidiary CDI China, we sold our 51% equity interest in Lang Chemical pursuant to the terms of an equity transfer agreement by and among CDI China, Black Stone Chemical Limited, Lang Chemical, Qian Zhu and Jingdong Chen, the minority owners of Lang Chemical. During fiscal year 2013, we received $600,000 from Black Stone Chemical Limited for partial payment of sales price of $1,221,532. As of September 30, 2013, we have balance of receivable from Black Stone Chemical Limited of $621,532. On September 30, 2012, CDI Shanghai also entered into an equity transfer agreement with CDI Beijing and Chi Chen to transfer our 51% equity interest in CDI Beijing to Chi Chen, the minority owner of CDI Beijing. As of September 30, 2013, we received payment from Chi Chen of $486,267 for the partial payment of aggregate sales price of $1,614,179. We have balance from Chi Chen of $1,127,912.

NOTE 7 - PROPERTY, PLANT AND EQUIPMENT

As of September 30, 2013 and 2012, property, plant and equipment, consisted of the following:

Property, Plant and Equipment
Description	Useful Life	September 30, 2013	September 30, 2012

Building	10-40 years	$258,353	$281,331
Office equipment and furniture	3-5 year	468,834	516,835
Autos and trucks	5 year	51,751	147,193
Total		778,938	945,359
Less: accumulated depreciation		(641,585)	(669,810)
Property, Plant and Equipment, Net		$137,353	$275,549

For fiscal year 2013 and 2012, depreciation expense totaled $120,692 and $148,603, respectively.

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 and 2012

NOTE 8 - LOANS PAYABLE

Loans payable at September 30, 2013 and 2012 consisted of the following:

Description	September 30, 2013	September 30, 2012

China Direct Investments loan from four Chinese citizens. Due on February 28, 2013, currently in default. 12% annual interest rate. Secured by 5,099,115 shares of the common stock of China Education International, Inc., which are deemed worthless	$1,000,000	$1,000,000

CDI China loan from Sunwin Tech Group, Inc. Due on March 30, 2011. 3% annual interest rate. Secured by pledge of CDI China assets.	-	102,000

China Direct Investments loan from Marc Siegel, $72,125 and Richard Galterio $17,850. Due on March 31, 2013 and currently in default. Lenders agree to waive interest. Secured by pledge of certain assets of CD International Enterprises assets.	89,975	-

Total	1,089,975	1,102,000
Less: current portion	(1,089,975)	(1,102,000)
Loans payable, long-term	$-	$-

NOTE 9 - RELATED PARTY TRANSACTIONS

List of Related Parties

We have specified the following persons and entities as related parties with ending balances as of September 30, 2013 and 2012:

-
 Yuwei Huang, our executive vice president of our discontinued magnesium segment, and a member of our board of directors, is chairman of YiWei Magnesium, and chief executive officer and vice chairman of Golden Magnesium;

-	Taiyuan Yiwei Magnesium Industry Co., Ltd. (“Yiwei Magnesium”), a company organized under the laws of the PRC, is a minority interest owner in Chang Magnesium;
-	Shanxi Rixuan Yiwei Magnesium Co., Ltd. (“Rixuan Magnesium”), owned by Yuwei Huang;
-	Taiyuan Golden Magnesium Co., Ltd. (“Taiyuan Golden Magnesium”), owned by Yuwei Huang;
-	Lifei Huang, is the daughter of Yuwei Huang;
-	Pine Capital Enterprises Inc. (“Pine Capital”), a company organized under the laws of the Cayman Islands and of which Lifei Huang is the registered representative;
-	Wheaton Group Corp. (“Wheaton”), a company organized under the laws of Brunei Darussalam and of which Lifei Huang is the registered representative;
-	Xiaowen Zhuang, a management member of CDI Shanghai Management;
-	Kong Tung, a member of the Board of Directors, and chairman of Golden Magnesium, Beauty East, and Golden Trust;
-	Xumin Cui, the son-in-law of Yuwei Huang;
-	Lingshi County Yihong Magnesium Co., Ltd. (“Yihong Magnesium”), a company organized under the laws of the PRC, is legally represented by an officer of Chang Magnesium;
-
 Excel Rise Technology Co., Ltd. (“Excel Rise”), a company organized under the laws of Brunei Darussalam, is owned by Yiwei Magnesium, an entity owned or controlled by Mr. Yuwei Huang; The Company disposed Excel Rise on February 29, 2012;

-	Lingshi Magnesium, a company organized under the laws of the PRC, is legally represented by an officer of Chang Magnesium; Lingshi Magnesium was acquired by the Company on August 12, 2013;
-	Golden Trust, a company organized under the laws of the PRC, is legally represented by an officer of Chang Magnesium;
-	James (Yuejian) Wang, the CEO of our company;
-	China Discovery Investors, Ltd. (“China Discovery”), is a company organized under the laws of the United States. James (Yuejian) Wang is a partner of “China Discovery”;

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 and 2012

-	Lawrence Wang, the brother of James (Yuejian) Wang;
-	Dragon Capital Group, Corp., a company organized under the laws of Nevada, USA, the principal owner of the which is Lawrance Wang; and
-	Mining & Logistics SRL (“Minging & Logistics”), a company organized under the laws of Bolivia, is owned by a management member of CDII Bolivia.

As of September 30, 2013, loans, other receivables and prepaid expenses- related parties were $586,071 consisting of prepaid to suppliers – related parties of $538,187 and other receivables-related parties of $47,884 as set forth below:

Prepaid Expenses – Related Parties

As of September 30, 2013 and 2012, prepaid expenses – related parties for future delivery of inventory were $538,187 and $0, respectively, as follows:

CD International Subsidiary	Related Party	September 30, 2013	September 30, 2012

CDII Minerals	Mining & Logistics	$396,617	$-
CDI Bolivia	Mining & Logistics	141,570	-
Total Prepaid Expenses-related parties		$538,187	$-

Other Receivables- Related Parties

As of September 30, 2013 and 2012, other receivables-related parties for working capital purposes were $47,884 and $49,843, respectively, as follows:

CD International Subsidiary	Related Party	September 30, 2013	September 30, 2012

CDI Chile	Kong Tung	$23,446	$-
CDI Shanghai Management	Lingshi Magnesium	-	5,615
CDI Shanghai Management	Golden Trust Magnesium	11,401	5,456
CDI Shanghai Management	Dragon Capital Group Corp	13,037	38,772
Total Other Receivable-Related Parties		$47,884	$49,843

Loan Payables – Related Parties

As of September 30, 2013 and 2012, loan payables – related party for working capital purposes were $320,939 and $418,280, respectively, as follows:

CD International Subsidiary	Related Party	September 30, 2013	September 30, 2012

CDII	China Discovery	$-	$418,280
CDII	James (Yuejian) Wang	320,939	-
Total Other Receivable-Related Parties		$320,939	$418,280

From time to time, China Direct Investments loan from James (Yuejian) Wang. At September 30, 2013 CDII was due to James Wang totalling $320,939, including aggregate principal loan amount of $300,000 and accrued interest of $20,939. The loans bear interest at 12% per annum with principal of $270,000 due on December 31, 2013, and $30,000 due on September 30, 2014.

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 and 2012

China Direct Investments loan from China Discovery of $400,000, due on December 10, 2012, 1% monthly interest rate. On January 1, 2013, James (Yuejian) Wang, Marc Siegel and Richard Galterio made repayments of total $323,912, $92,125 and $17,850 to pay off this loan and accrued interests for CDII, respectively.

NOTE 10 – OTHER LIABILITIES

Other liabilities included the following as of September 30, 2013 and 2012:

Account	September 30, 2013	September 30, 2012

Accrued salary payable	$424,324	$-
Accrued dividend payable	27,125	20,130
Other payable	60,138	340,826
Total other liabilities	$511,587	$360,956

NOTE 11 – CAPITAL STOCK

Preferred Stock and Related Dividends

As of September 30, 2013 and 2012, there were 1,006 shares of series A convertible preferred stock outstanding. The series A preferred stock has a stated value per share of $1,000, carries an 8% per annum dividend rate payable quarterly in arrears and was initially convertible into our common stock at $7.00 per share. The dividends are payable in cash or shares of our common stock, at our option, subject to certain provisions. The preferred stock holders also held warrants to purchase 143,750 shares of our common stock as of September 30, 2012. The warrant expired on February 11, 2013. The terms of the series A preferred stock and related warrants provide that if we sell common stock at a price per share less than the then exercise price of the warrants or the conversion price of the preferred stock, then we are required to reduce the exercise price of those warrants and the conversion price of the series A convertible preferred stock to the lower price of the subsequent sale. Since we have issued securities at prices lower than the exercise price of the $8.00 per share warrants and the $7.00 per share conversion price of the series A preferred, we reduced the exercise price of those outstanding securities. At September 30, 2013, the exercise price of the warrants and the conversion price of the series A preferred is $0.05.

The dividends are payable in cash or shares of our common stock at our option subject to certain provisions. If paid in shares of common stock, the stock shall be valued at the lower of the conversion price or the average of the weighted average price of the 10 consecutive trading days immediately preceding the dividend date. During fiscal year 2013, we paid $912 of ordinary dividends in cash and $72,613 in the form of 760,206 shares of our common stock on our series A convertible preferred stock. Out of the 760,206 common shares, 85,297 shares were issued for accrued dividend payable of $20,130 as of September 30, 2012, and the remaining 674,909 shares were issued for fiscal year 2013 dividend of $52,483. As of September 30, 2013, accrued dividend payable is $27,125. During fiscal year 2012, we paid $40,260 of ordinary dividends in the form of 87,640 shares of our common stock and $20,130 in cash on our series A convertible preferred stock. Another $20,120 was paid in cash for accrued dividend payable as of September 30, 2011. As of September 30, 2012, accrued dividend payable is $20,130.

Derivative Liabilities

The conversion price of the preferred stock and the exercise price of the warrants are subject to adjustment if we issue or sell shares of our common stock for a consideration per share less than the conversion or exercise price then in effect, or issue options, warrants or other securities convertible or exchangeable for shares of our common stock at a conversion or exercise price less than the conversion price of the preferred stock or exercise price of the warrants then in effect. If either of these events should occur, the conversion or exercise price, as the case may be, is reduced to the lowest price at which these securities were issued or are exercisable. We refer to these clauses as the “Anti-Dilution Rights”. The Anti-Dilution Rights of the beneficial conversion feature make the conversion option not indexed to the company’s own stock, and therefore requires the conversion feature along with the Warrants to be treated as derivative liabilities as provided under EITF 07-05. The Company used maximum value method to determine the fair value of derivative liabilities related to preferred stock conversion option.

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 and 2012

As of September 30, 2013, the carrying amounts of the derivative liabilities for preferred stock conversion option and warrants were $1,398,253. As of September 30, 2012, the carrying amounts of the derivative liabilities for conversion option and warrants were $1,654,889. The net change in fair value during the period is included in change of fair value of derivative liability income of $256,636 during fiscal year 2013 and loss of $1,585,594 during fiscal year 2012.

Common Stock

We have 1,000,000,000 shares of common stock, par value $.0001, authorized. At September 30, 2013, there were 58,399,636 shares of common stock issued and outstanding and there were 51,491,709 shares of common stock issued and outstanding at September 30, 2012.

During fiscal year 2013, we issued a total of 6,907,927 shares of our common stock comprised of: 200,000 shares of common stock in connection with the exercise of 200,000 stock options for proceeds of cash of $20,000, and we paid $72,613 of ordinary dividends on our series A convertible preferred stock in the form of 760,206 shares of our common stock. We also issued 2,858,120 shares to consultants for services, valued at $284,078 and 3,089,601 shares to employees as compensation, valued at $266,102.

During fiscal year 2012, we issued a total of 11,136,970 shares of our common stock comprised of:  7,032,583 shares paid as part of the payment of $464,982 for consideration of Golden Trust and Lingshi Magnesium acquisition, which was treated as acquisition expense. We also issued 230,824 shares, valued at $89,813 to members of our board of directors as compensation; 1,726,865 shares, valued at $556,583, to consultants for services rendered; 1,659,058 shares, valued at $550,759 to employees as compensation; 87,640 shares as $40,260 of the dividends payment on 1,006 shares of our series A preferred stock, and 400,000 shares issued in connection with the exercise of 400,000 stock options exercised for proceeds of cash of $80,000.

Option and Warrants

The following table sets forth our stock option activities during fiscal year 2013 and 2012:

Description	Shares underlying options	Weighted average exercise price
Outstanding and exercisable at September 30, 2011	2,142,980	$15.90
Granted	600,000	0.20
Exercised	(400,000)	0.20
Expired	(120,000)	2.00
Forfeited or cancelled	(1,000,000)	8.75
Outstanding and exercisable at September 30, 2012	1,222,980	$20.55
Granted	12,200,000	0.05
Exercised	(200,000)	0.20
Expired	(897,500)	26,56
Balance at September 30, 2013	12,325,480	$0.15
Outstanding and Exercisable at September 30, 2013	3,325,480	$0.43

As of September 30, 2013 and 2012, we had 12,325,480 and 1,222,980 shares underlying options outstanding and exercisable.

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 and 2012

The remaining contractual life and exercise price of options outstanding and exercisable at September 30, 2013 are as follows:

Number of options outstanding and exercisable	Exercise price	Remaining contractual life (Years)
400	$2.25	1.60
125,000	$10.00	0.26
80	$56.25	1.17
200,000	$0.05	5.00
3,000,000	$0.05	0.21
3,325,480	$0.43

Common Stock Purchase Warrants

A summary of the status of our outstanding common stock purchase warrants granted as of September 30, 2013 and changes during the period is as follows:

	Shares underlying warrants	Weighted average exercise price
Outstanding and exercisable at September 30, 2011	4,229,130	$4.80
Expired	(193,750)	1.98
Outstanding and exercisable at September 30, 2012	4,035,380	$4.94
Expired	(1,906,250)	8.00
Outstanding and exercisable at September 30, 2013	2, 129,130	$2.20

The following information applies to all warrants outstanding and exercisable at September 30, 2013.

Number of Warrants outstanding and exercisable	Exercise Price	Remaining contractual life (Years)
777,778	$2.00	3.83
1,351,352	$2.31	1.21
2,129,130	$2.20

The Company recognized a total of $150,000, and $152,000 stock option/warrant expenses for the years ended September 30, 2013 and 2012, respectively. The value of option/warrant was calculated assuming maximum value.

NOTE 12 – NON-CONTROLLING INTERESTS

As of September 30, 2013 and 2012, our consolidated balance sheets reflected total non-controlling interests of ($7,508,377) and ($5,177,236), respectively, which represent the equity portion of our subsidiaries held by non-controlling investors in two of our segments, magnesium and basic material. During fiscal year 2012, Shanghai Lang Chemical Co., Ltd. (“Lang Chemical”) received contribution from non-controlling investors in the amount of $213,635. In the same year, our non-controlling interest increased by $25,959,416 in connection with the transfer of our equity interest in Lang Chemical and Excel Rise Technology Co., Ltd. (“Excel Rise”). See Note 15 – discontinued operations for additional information.

NOTE 13 - SEGMENT INFORMATION

For fiscal year 2013 and 2012, the Company operated in two reportable business segments - (1) Basic Materials segment where we sell and distribute of a variety of products, including iron ore products, non-ferrous metals, recycled materials, and industrial commodities, and (2) the Consulting segment where we provide business and financial consulting services to U.S. public companies that operate primarily in China. The Company's reportable segments are strategic business units that offer different products. They are managed separately based on the fundamental differences in their operations.  Information with respect to these reportable business segments for the fiscal year 2013 and 2012 are as follows:

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 and 2012

Revenues:	2013	2012
Basic Materials	$1,579,707	$333,712
Consulting	374,853	5,586,680
Total revenue:	$1,954,560	$5,920,392

Depreciation:	2013	2012
Basic Materials	$12,380	$14,415
Consulting	108,312	134,188
Total depreciation:	$120,692	$148,603

Interest expense and interest expense – relate party:	2013	2012
Basic Materials	$147,593	$39,082
Consulting	218,035	128,794
Total interest expense and interest expense – relate party:	$365,628	$167,876

Net loss from continuing operations:	2013	2012
Basic Materials	$150,337	$2,520,301
Consulting	11,513,675	25,269,634
Total net loss from continuing operations:	$11,664,012	$27,789,935

Total tangible assets by segment as of September 30, 2013 and 2012 are as follows:

	September 30, 2013	September 30, 2012
Basic Materials	$9,057	$19,751
Consulting	128,296	255,798
Total assets	$137,353	$275,549

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

The components of operation income (loss) for fiscal year 2013 and 2012 consisted of the following:

Description	September 30, 2013	September 30, 2012

U.S. Operations	$(8,865,185)	$(24,996,084)
China Operations	(344,615)	36,986
Brunei Operations	(2,454,212)	(2,830,837)
Discontinued Operations	(15,289,521)	(63,005,026)
Total Operation loss	$(26,953,533)	$(90,794,961)

We did not incur any income tax expenses from continuing operations for fiscal year 2013 and 2012.

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 and 2012

The significant components of our net deferred tax assets and liabilities consisted of federal net operating loss carry forwards. U.S. GAAP requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management has determined that a full valuation allowance of approximately $11.9 million and $9.0 million against its net deferred taxes is necessary as of September 30, 2013 and 2012, respectively. Therefore, our net deferred tax asset is zero as of September 30, 2013 and 2012, respectively.

As of September 30, 2013 and 2012, we had approximately $34.0 million and $25.8 million of U.S. net operating loss carryforwards remaining, which will expire beginning in 2029. The Internal Revenue Service (IRS) is currently auditing our consolidated income tax return for 2008. The IRS has proposed an adjustment to our 2008 taxable income due to transfer pricing issue of $10.1 million. However, we have retained an independent accounting firm that has conducted an independent transfer pricing study. In May 2013, the case was sent to the Appeals division of the Internal Revenue Service. At present we are in the process of waiting for the Service to assign an examiner to determine the validity of our position as it relates to the transfer pricing issue. As a result of such study, we anticipate that any adjustment would be limited to $5 million.

NOTE 15 – DISCONTINUED OPERATIONS

Subsidiaries To Be Sold

On September 30, 2014, the Company entered into a share exchange agreement to dispose its Magnesium segment as a result of the repositioning of the Company in view of the deterioration of operating results from Magnesium segment. Results of operations, financial position and cash flows associated with Magnesium segment as well as entities to be disposed in Basic Materials segment including the following subsidiaries are separately reported as discontinued operations for all periods presented.

•	Asia Magnesium;
•	Beauty East;
•	CDI Jingkun Zinc;
•	CDI Jixiang Metal;
•	Marvelous Honor;
•	Baotou Changxin Magnesium;
•	Lingshi Magnesium;
•	Ruiming Magnesium;
•	Chang Magnesium;
•	Chang Trading;
•	IMTC; and
•	CDI Metal

Subsidiaries Disposed

(a) Golden Magnesium

On September 28, 2013, through our wholly-owned subsidiary Asia Magnesium Corporation Limited (“Asia Magnesium”) and Beauty East International, Ltd. (“Beauty East”), we sold our 100% equity interest in Shanxi Gu County Golden Magnesium Co., Ltd. (“Golden Magnesium”) pursuant to the terms of two equity transfer agreements, including a 52% equity transfer agreement between Asia Magnesium and Tianjin Zhengtai Xinyuan Trading Co., Ltd. ("Tianjin Trading") and a 48% equity transfer agreement between Beauty East and Tianjin Trading. Under the terms of the equity transfer agreements, Tianjin Trading, an unrelated third party, purchased 100% of our interest in Golden Magnesium for an aggregate purchase price of RMB 14,000,000 (approximately $2,281,468). Of this amount, Asia Magnesium should receive RMB 7,280,000 (approximately $1,186,363), Beauty East should receive RMB 6,720,000 (approximately $1,095,105). The management of the Company determined that the payment was unlikely to be received, and expensed the total amount of RMB14,000,000 in fiscal year 2013. Golden Magnesium owns and operates a magnesium facility capable of producing 12,000 metric tons of pure magnesium per year located on approximately 1.1 million square feet of land located in Yueyang of Gu County in the Shanxi Province, China. The gain on disposal of Golden Magnesium was $3,687,776, which was reported as part of “discontinued operations” for the year ended September 30, 2013.

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 and 2012

(b) Lang Chemical

On September 28, 2012, through our wholly-owned subsidiary CDI China, we sold our 51% equity interest in Lang Chemical pursuant to the terms of an equity transfer agreement by and among CDI China, Black Stone Chemical Limited, Lang Chemical, Qian Zhu and Jingdong Chen, the minority owners of Lang Chemical. Under the terms of the equity transfer agreement, Black Stone Chemical Limited purchased 2% of CDI China’s interest and Jingdong Chen and his wife, Qian Zhu, purchased the remaining 49% interest for an aggregate purchase price of $1,221,532.  Of this amount $600,000 was tendered at closing and the balance is payable over one year at an annual interest rate of 6%. The gain recorded for the disposal of Lang Chemical amounted to $28,394,644 and was reported as part of “discontinued operations” for the year ended September 30, 2012.

(c) CDI (Beijing) International Trading Co., Ltd. ("CDI Beijing")

On September 30, 2012, through our subsidiary CDI Shanghai Management, we sold our 51% equity interest in CDI Beijing pursuant to the terms of an equity transfer agreement by and among CDI Shanghai Management, CDI Beijing, Chi Chen and Huijuan Chen. Chi Chen serves as vice president of our basic materials segment and is a minority owner of CDI Beijing.

We acquired our stake in CDI Beijing in 2008 for approximately $1.5 million. Under the terms of the equity transfer agreement, Chi Chen acquired our 51% equity interest in CDI Beijing for an aggregate purchase price of RMB 10,200,000 (approximately $1,614,000).  The purchase price is payable in five installments from September 30, 2012 to September 30, 2016, with 9% per annum interest accruing on the residual payments beginning on October 1, 2012 and payable on the final installment. The initial payment was made up of approximately $80,000 in cash and by tendering the value of the residential real estate property that Chi Chen agreed to transfer to us. The property was sold on September 30, 2013 and we received total amount of $486,267. The gain related to the disposal of CDI Beijing was $1,573,893 and was reported as part of “discontinued operations” for the year ended September 30, 2012.

(d) Excel Rise

On February 29, 2012, we disposed Excel Rise and assigned $7.1 million of our 51% interest in Excel Rise to our two subsidiaries, $2.4 million to Taiyuan Ruiming Yiwei Magnesium Co., Ltd. (“Ruiming Magnesium”) and $4.7 million to Lingshi Magnesium. As a result, we deconsolidated Excel Rise, including non-controlling interest of $6.9 million. No gain or loss was recorded related to the disposal of Excel Rise. In connection with the disposal, the intercompany payable balance to Excel Rise in the amount of $6,610,742 was reclassified to related party balance.

Impairment of Long-lived Assets of Discontinued Operations

Ruiming Magnesium is a manufacturer of magnesium, operating a magnesium plant in Taiyuan China, capable of producing 8,000 metric tons of magnesium annually. The long-lived assets at Ruiming Magnesium consist of plant, equipment and office buildings. Ruiming Magnesium stopped production in March 2013 due to excessively high production cost, which resulted in continuous loss from operations. We deem it not economically viable for Ruiming Magnesium to resume full production and maintain profitability in the future based on high cost of production and current market conditions at Ruiming Magnesium. As of September 30, 2013, Ruiming Magnesium had total long-lived assets of $6.7 million (including land use rights and intangible assets). As a result, the carrying value of long-lived assets was fully impaired. The impairment loss of approximately $6.7 million was reported as part of “discontinued operations” for the year ended September 30, 2013.

Baotou Changxin Magnesium is a producer of magnesium with an annual production capacity of approximately 20,000 metric tons. Baotou Changxin is located in the Inner Mongolia Region of China, and it stopped production of magnesium in January 2009 through 2011. In May 2011, Baotou Magnesium resumed production but then stopped operation again four months later due to excessively high production cost, which resulted in continuous loss from operations. We deemed it not economically viable for Baotou to resume production and maintain earnings and profitability in the future based on current market competition and high cost of production at Baotou Magnesium. As of September 30, 2012, Baotou Magnesium had total long-lived assets of $14.8 million. As a result, the carrying value of long-lived assets was fully impaired. The impairment loss of approximately $14.8 million was reported as part of “discontinued operations” for the year ended September 30, 2012.

Chang Magnesium is a manufacturer of magnesium, operating a magnesium plant in Taiyuan China, capable of producing 8,000 metric tons of magnesium annually. The long-lived assets at Chang Magnesium consist of plant, equipment and office buildings. Chang Magnesium stopped production in March 2012, due to excessively high production cost, which resulted in continuous loss from operations. We deem it not economically viable for Chang Magnesium to resume full production and maintain profitability in the future based on high cost of production and current market conditions at Chang Magnesium. The Company performed an impairment test on September 30, 2012 utilizing discounted cash flow method to generate fair value of long-lived assets of Chang Magnesium and determined their fair value was zero at September 30, 2012. The impairment loss of $3.5 million was reported as part of “discontinued operations” for the year ended September 30, 2012.

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 and 2012

CDI Jixiang Metal, located in Yongshun County of Hunan Province, manufactures lead and zinc oxide products and distributes zinc and lead concentrate. CDI Jixiang Metal owns the mining rights to approximately 51 acres located in the Yongshun Kaxi Lake Mining area which holds both zinc and lead ores. CDI Jixiang Metal has been inactive since 2007 due to poor market conditions. In September 2012, we decided to sell all of our ownership interest of CDI Jixiang Metal and regrouped assets and liabilities associated with this subsidiary as assets and liabilities held for sale. As of September 30, 2012, CDI Jixiang Metal owned approximately $2.6 million of property, plant and equipment and mining rights that we deemed not recoverable under current market conditions and decided to impair the carrying value of the fixed assets and mining rights to zero.

Summarized Financial Information For Discontinued Operations

After impairment charges, the carrying amounts of the major classes of assets and liabilities of discontinued operations as of September 30, 2013 and September 30, 2012 were as follows:

	September 30,	September 30,
	2013	2012

Assets of discontinued operations:
Cash and cash equivalents	$353,014	$2,687,893
Accounts receivable	2,794,796	1,822,154
Note receivable	-	1,460,674
Accounts, loans, other receivable and prepaid expenses - related parties	3,778,127	7,147,880
Inventories, net	1,082,933	4,364,063
Prepaid expenses and other current assets, net	616,978	890,984
Restricted cash, current	4,398	4,398
Property, plant and equipment, net	27,114	5,804,303
Land use rights	-	1,028,087
Intangible assets	41,950	-
Other long-term assets	163	6,641
Total assets of discontinued operations	$8,699,473	$25,217,078

Liabilities of discontinued operations:
Loans payable-short term	$97,777	$94,952
Accounts payable and accrued expenses	4,120,003	2,314,397
Accounts and other payables-related parties	13,527,674	12,509,691
Advances from customers	6,719,316	6,323,362
Deferred revenue	11,899,391	14,017,258
Other liability	1,560,303	880,205
Accrued salary payable	158,898	686,536
Tax payable	155,054	232,755
Total liabilities of discontinued operations	$38,238,416	$37,059,156

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 and 2012

The following table presents the results of discontinued operations in fiscal year 2013 and 2012:

	For the Twelve Months ended September 30,
	2013	2012

Revenues:
Revenues	$36,439,223	$63,019,204
Revenue-related parties	3,936,987	882,541
Total revenues	40,376,210	63,901,745

Cost of revenues	45,136,342	132,868,819

Loss before income taxes	(18,972,377)	(92,994,569)

Income tax expense	(4,920)	(21,006)

Loss from discontinuing operations	(18,977,297)	(92,973,563)
Gain from disposal, net of taxes	3,687,776	29,968,537
Total Loss from discontinued operations	$(15,289,521)	$(63,005,026)

        As of September 30, 2013 and 2012, the details of accounts, loans, other receivable and prepaid expenses - related parties were as follows:

CD International Subsidiary	Related Party	September 30, 2013	September 30, 2012

Ruiming Magnesium	Yiwei Magnesium	$3,491,397	$-
Ruiming Magnesium	Rixuan Magnesium	44,001	29,944
Ruiming Magnesium	Pine Capital	39,167	-
Ruiming Magnesium	Golden Trust	7,856	-
Ruiming Magnesium	Yihong Magnesium	-	13,309
Ruiming Magnesium	Lingshi Magnesium	-	193,662
Ruiming Magnesium	Taiyuan Golden Magnesium	-	7,913
IMTC	Pine Capital	122,373	3,106,557
Chang Magnesium	Yiwei Magnesium	-	3,329,641
Chang Magnesium	Lingshi Magnesium	-	217,062
Chang Trading	Lingshi Magnesium	-	20,326
Golden Magnesium	Golden Trust	73,333	229,466

Total accounts, loans, other receivable and prepaid expenses - related parties		$3,778,127	$7,147,880

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 and 2012
        As of September 30, 2013 and 2012, the details of accounts and other payables - related parties were as follows:

CD International Subsidiary	Related Party	September 30, 2013	September 30, 2012

Ruiming Magnesium	Rixuan Magnesium	$48,351	$-
Ruiming Magnesium	Golden Trust	1,088,177	-
Chang Magnesium	Yiwei Magnesium	99,407	1,010,967
Chang Magnesium	Excel Rise	-	1,957,987
Chang Magnesium	Golden Trust	150,247	-
Baotou Changxin Magnesium	Excel Rise	4,792,068	4,653,592
Golden Magnesium	Golden Trust	-	72,473
Lingshi Magnesium	CDI Shanghai Management	5,782	-
CDI Metal	Xiaowen Zhuang	29,333	-
Beauty East	Kong Tung	92,536	92,665
IMTC	Wheaton	-	162,074
IMTC	Yuwei Huang	4,321,000	2,000,000
IMTC	Xumin Cui	2,500,000	-
IMTC	Pine Capital	400,773	2,559,933
Total accounts and other payables - related parties		$13,527,674	$12,509,691

         For the years ended September 30, 2013 and 2012, details of revenues from related parties were as follows:

		For the Twelve Months ended September 30,
CD International Subsidiary	Related Party	2013	2012

Ruiming Magnesium	Yihong Magnesium	$21,875	$298,452
Ruiming Magnesium	Pine Capital	3,915,112	-
Ruiming Magnesium	Rixuan Magnesium	-	30,640
Chang Magnesium	Yiwei Magnesium	-	553,449

Total revenues - related parties		$3,936,987	$882,541

NOTE 17 - COMMITMENTS AND CONTINGENCIES

Leases

We signed a lease agreement on September 1, 2013 of approximately 6,170 square feet of office space at 431 Fairway Dr Ste 200, Deerfield Beach FL 33441 for an expense of approximately $209,078 annually. The lease expires on March 31, 2019. Prior to this, we signed a lease agreement in November 2011 of approximately 12,600 square feet of office space at the same location for an annual expense of approximately $357,827 and this lease agreement was replaced by the one signed on September 1, 2013. In fiscal year 2013, our lease expense was $358,764.

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 and 2012

On September 30, 2013, future annual lease payments due pursuant to operating leases amounts to the following:

Fiscal Year Ended September 30,
2014	$265,334
2015	223,142
2016	209,078
2017	209,078
2018	209,078
2019	104,539
Total	$1,220,249

CDI Shanghai Management leases approximately 1,500 square feet of office space in Shanghai for an annual expense of approximately $56,257 (RMB 350,592) per year. The lease expires on December 31, 2014.

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

Legal Contingencies

Our wholly owned subsidiaries, China Direct Investments, Inc. (“China Direct”) and Capital One Resource Co., Ltd. (“Capital One”), and our Company are involved in the following litigation with shareholders of Linkwell Corporation, Ltd. and its agents (“Plaintiff”, or “Linkwell”):

On January 9, 2013, Plaintiff filed a petition in the United States District Court for the Southern District of Florida (Case No. 12-cv-62539-WJZ) to complain that Linkwell’s directors (Director Defendants) breached their fiduciary duties to Linkwell and its shareholders by entering into a transaction intended to obscure their “secret transfer” of Linkwell’s valuable subsidiaries to themselves or entities they control or Ecolab, Inc. without fair compensation being paid to Linkwell and by causing Linkwell to file and disseminate materially misleading information.

In addition, Plaintiff contended that the “Non-Director Defendants” – including the Company and its subsidiaries, China Direct and Capital One – aided and abetted those breaches and conspired with the Director Defendants to commit those breaches. The Plaintiff also contended that all defendants were unjustly enriched and are liable for attorney’s fees. China Direct and Capital One are alleged to have acted as consultants who were the “principal moving force” behind the challenged transaction, for which consulting services each is alleged to have received shares of Linkwell stock.

Subsequent to the filing of the initial complaint, Linkwell’s Board of Directors unwound the challenged transaction and the shares received by China Direct and Capital One were returned to Linkwell. The Company, as well as China Direct and Capital One, has denied all liability and intends to contest the matter vigorously.

On February 14, 2014, Metamining, Inc., Metamining Nevada, Inc., Song Qiang Chen, and Ling Li submitted their objections to Linkwell’s affidavit pursuant to Federal Rule of Civil Procedure 37 for payment of expenses including attorney’s fees. The Company has also produced documents and interrogatory responses in response to discovery served by Linkwell. A pretrial conference is scheduled for August 28, 2015. As of June 2014, the Plaintiff claimed that his attorneys’ fees and costs exceeded $1 million.

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 and 2012
NOTE 18 - SUBSEQUENT EVENTS

On October 9, 2013, we issued a total of 3,000,000 option shares exercisable at $0.05 per share to key employees and consultants as compensation.

On June 12, 2013, our board of directors authorized our 2013 Employee and Consultant Stock Incentive and Compensation Plan (the “2013 Plan”) covering 5,000,000 shares of common stock. On October 14, 2013, our board of directors approved an amendment to the plan to increase the number of shares of our common stock available for grants under the 2013 Plan to 11,000,000 shares.

On October 9, 2013, through our wholly owned subsidiary CDII Minerals, the Company entered into a binding Debt Acknowledgement Agreement with Seawolf Group Mineral Services Expoeraciones, Importaciones S.A., (“SWG”) company incorporated in Chile. Under the terms of this agreement, SWG assumes the debt to CDII Minerals of $2,229,622 resulting from advances made by CDII Minerals as prepayment for iron ore to be procured from mines owned or controlled by SWG in fiscal year 2011 and 2012. SWG is obligated to pay the full amount to CDII Minerals either through the sale of mining properties, payment of a royalty to CDII Minerals for all minerals sold, or through any other method acceptable to CDII Minerals within a seven year timeframe.

On October 15, 2013, we issued 200,000 shares of common stock to Andrew Goldrich, our consultant, as compensation in connection with his exercise of options at $0.05 per share.

On October 17, 2013, we issued 210,000 shares of common stock to our consultants as compensations for the advisory services.

On October 7, 2013, we issued 1,000,000 restricted shares of our common stock valued at $0.09 per share to First Equity Group Inc. as compensation for consulting services. In addition, the recipient is a sophisticated investor and had access to information normally provided in a prospectus regarding us.

On October 22, 2013, we issued 100,000 shares of our common stock valued at $0.13 per share to Patagonia Global Trading, LLC. as compensation for consulting services. In addition, the recipient is a sophisticated investor and had access to information normally provided in a prospectus regarding us.

On November 1, 2013 China Direct Investments and CDI Shanghai Management, both wholly owned subsidiaries of the Company, entered into a Consulting Agreement with Armco Metals Holdings, Inc. (“Armco Metals Holdings”, NYSE MTK: AMCO), pursuant to which we will provide a variety of consulting services to Armco Metals Holdings under the terms of an agreement which expires on October 31, 2014. As compensation for these services, we received 1,000,000 shares of Armco Metals Holdings common stock valued at approximately $400,000. We are responsible for the payment of our fees and costs which we may incur in rendering these services.

On November 26, 2013, we issued 300,000 shares of common stock to Adam Wasserman, our consultant, as compensation.

On March 7, 2014, the Company obtained the title of Golden Trust and the acquisition was considered complete. Due to the low production level and recurring losses, the Company has decided to dispose Golden Trust.

On July 30, 2014, we closed a Senior Secured Revolving Credit Facility Agreement (the “Credit Agreement”) with TCA Global Credit Master Fund, LP (“TCA”), a Cayman Islands limited partnership, which had an effective date of July 30, 2014. Pursuant to the Credit Agreement, TCA agreed to loan us up to a maximum of $5 million for working capital purposes. The initial credit line is $2,000,000 subject to funding in the discretion of TCA. In connection with the closing, an initial take down of $650,000 was funded by TCA. Any increase in the amount of the credit line from the initial amount up to the maximum amount is at the discretion of TCA.

The amounts borrowed pursuant to the Credit Agreement are evidenced by a Revolving Note (the “Revolving Note”) and the repayment of the Revolving Note is secured by a first position security interest in substantially all of our assets in favor of TCA as evidenced by a security agreement. The loan is additionally secured by the pledge of the stock of the Company’s operating subsidiaries. The initial Revolving Note in the amount of $650,000 is due and payable along with interest thereon on January 31, 2015, and bears interest at the rate of 10% per annum. TCA will collect in reserve an amount which is held in a lock box account equal to 20% of the revolving loan commitment on such date.

TCA may convert all or any portion of the outstanding principal, accrued and unpaid interest, and any other sums due and payable under the Revolving Note into shares of our common stock at a conversion price equal to 85% of the lowest daily volume weighted average price of our common stock during the five trading days immediately prior to such applicable conversion date, in each case subject to TCA not being able to beneficially own more than 4.99% of our outstanding common stock upon any conversion.

We have the right to prepay the Revolving Note, in whole or in part. If we prepay the Revolving Note in excess of 80% of the principal within 90 to 180 days prior to the maturity date of the note, we are obligated to pay TCA an amount for liquidated damages and for the costs of being prepared to make funds available under the Credit Agreement equal to 2.5% of the outstanding Revolving Note Commitment.

An event of default under the Credit Agreement as described in that agreement includes (i) any non-payment of the obligations, (ii) material misrepresentations by us in the Credit Agreement or any related document, (iii) a default by us of our obligations under the terms of the Credit Agreement or any other related agreement, (iv) a default by us under any other obligation, (v) a bankruptcy of our company or other assignment for the benefit of creditors, (vi) a judgment against us in excess of a specified amount, (vii) the occurrence of a “Material Adverse Effect” as described in the Credit Agreement, (vii) a change of control of our company, (viii) an impairment of any of the collateral we have pledged, (ix) a material adverse change in our financial condition or value of the collateral, or (x) a determination by TCA that the prospect for the repayment by us of the obligation is impaired. Upon the occurrence of an event of default under the Credit Agreement or the Revolving Note, all amounts become immediately due and payable.

We also agreed to pay TCA various fees during the term of the Credit Agreement, including (i) a commitment fee at closing of the 2% of the initial credit line commitment, (ii) an advisory fee of $100,000, payable in eight monthly installments starting December 31, 2014; (iii) facility fees consisting of our common stock equal to the $175,000; and (iv) asset monitoring and due diligence fees. In total, we paid $50,010 in cash fees, expenses and closing costs in connection with the closing and as such, netted $599,990 in connection with the closing. We also provided TCA with certain make whole rights with regard to our common stock used as fees or upon conversion of the convertible promissory notes.

During the term of the Credit Agreement, we are prohibited from (i) incurring any indebtedness, other than in connection with the Credit Agreement or as otherwise approved by TCA, (ii) making any new investments, (iii) creating any encumbrances on our assets, (iv) making any capital expenditures not in the ordinary course of business or without TCA’s prior consent, (v) permitting a change in control of our company, (vi) repurchase or redeeming any shares, or making any distributions, (vii) affecting any transactions with our affiliates or increasing the salary of our officers, and (vii) certain other actions as described in greater detail in the Credit Agreement.

On July 31, 2014, we issued 3,154,115 restricted shares of our common stock valued at $0.06 per share to TCA for a total of $189,247 for advisory services provided. In addition, the recipient is a sophisticated investor and had access to information normally provided in a prospectus regarding us.

On August 15, 2014, we appointed Colonial Stock Transfer Co, Inc. as our transfer agent. Stock Transfer Co, Inc. is located at 66 Exchange Place, Ste 100, Salt Lake City, UT 84111. The phone number is (801) 355-5740 and its website is www.colonialstock.com.

On September 10, 2014, we issued 825,272 restricted shares of our common stock valued at $0.10 per share to Kashwise Global Funding, Inc. and paid $25,000 in cash as a finder fee. In addition, the recipient is a sophisticated investor and had access to information normally provided in a prospectus regarding us.

On September 12, 2014, we entered into addendums to promissory notes for two secured promissory notes. One was dated February 14, 2013 for the principal amount of $300,000 due by December 31, 2013 and the other was dated September 30, 2013 for the principal amount of $30,000 due by September 30, 2014 with our Chief Executive Officer Yuejian (James) Wang. Under the terms of the addendums, the maturity date for the notes may be extended to September 30, 2015 and the Company shall have the option to repay Yuejian (James) Wang the unpaid principal amounts of the notes and accrued interest owed in (i) cash or (ii) shares of our common stock valued at $0.05 per share. The Board authorized the Company to issue to Yuejian (James) Wang, 7,138,764 shares of CDII common stock as payment for $356,939.18 pursuant to the terms and conditions of the notes and accrued interest, and 1,200,000 shares of CDII common stock as payment for $60,000 as reimbursement for the advances.

On September 12, 2014, the Company's board of directors approved the issuance of 1,360,000 shares of our common stock, valued at 0.05 per share, to Ms. Qingchen Zhao, 510,400 shares of our common stock, valued at 0.05 per share, to Ms. Liang Xu, key employees of the Company, 72,000 shares of our common stock, valued at 0.05 per share, to Ms. Peisha Shen, key employees of the Company, and 42,000 shares of our common stock, valued at 0.05 per share, to Mr. Siqi Wu, key employees of the Company as repayment for salaries owed in years 2012 and 2013. The recipients were sophisticated investors who had access to business and financial information concerning the Company. The issuances were exempt from registration under the Securities Act of 1933, as amended, in reliance exemptions provided by Section 4(a)(2) of that act.

On September 30, 2014, CDI China, Inc. signed a share exchange agreement with Yuwei Huang selling our Magnesium segment to Mr. Huang and in return, Mr. Huang shall cancel 8,325,949 shares of CDII common stock held by different individuals related to Mr. Huang and cancel the right to receive 41,524 convertible series D preferred stock within 10 business days.

On September 30, 2014, the Company signed a share exchange agreement with EM Resource Enterprises, Inc. ("EM"), to acquire 100% of equity ownership of EM from Manuel Mustafa, the sole shareholder in exchange for a $2 million note payable within two years and 209,375 shares of CDII series E convertible preferred stock with a total market value of $13.4 million. As additional security for the repayment of the note, the Company agreed to grant Manuel Mustafa a security interest in all of its assets. The preferred stock can be converted to CDII common stock as of October 1, 2017 at a ratio of each share of the preferred stock to 1,000 shares of CDII common stock. The conversion price shall be $0.064 per share, the average closing price of CDII common stock 10 trading days (September 16 to September 29, 2014) prior to September 30, 2014. The preferred stock has no voting rights. The payment of the note will be relied on cash flow of EM operations and/or future financing of CDII. Manuel Mustafa, President of EM Resource Enterprises, Inc., was appointed as Director of the Board of Directors of the Company and President of CDII Minerals, Inc. Mr. Mustafa shall receive a base salary of $360,000 per annum commencing on October 1, 2014 and ending on September 30, 2017. In addition, Mr. Mustafa shall receive options to purchase 3 million shares of the Company's common stock per year starting October 1, 2014. The options are available to be fully vested as of October 1, 2017. The exercise price shall be the average closing price of CDII common stock 10 trading days prior to Septermber 30, 2014.

On October 9, 2014, we issued 500,000 restricted shares of our common stock valued at $0.06 per share to Bear Creek Capital LLC. as compensation for consulting services rendered by Bear Creek Capital LLC. In addition, the recipient is a sophisticated investor and had access to information normally provided in a prospectus regarding us. In addition, we will issue Bear Creek Capital LLC 250,000 warrants at a cashless strike price of $0.25 per share for 3 years.

On October 9, 2014, we issued 1,000,000 restricted shares of our common stock valued at $0.06 per share to Ross Friedman as a finder fee. In addition, the recipient is a sophisticated investor and had access to information normally provided in a prospectus regarding us.

On January 8, 2015, CD International Enterprises, Inc., EM Resources Enterprises, Inc., and Manuel Mustafa, the President and sole owner of EM, elected not to proceed with and discontinued the merger between the Company and EM. This agreement was terminated without penalty to the Company or EM pursuant to the Acquisition Termination Agreement between the parties dated January 8, 2015 as all parties desired to terminate the Merger Agreements for mutual benefit. The Company returned the 100% equity ownership of EM to Mr. Mustafa for cancelation of the Note and the CDII Shares issued. Mr. Mustafa will remain a consultant to the Company for ongoing and future projects.