Form 10-K
period 2014-09-30
CD INTERNATIONAL ENTERPRISES, INC.
filed 2015-06-12
CIK 1088787

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended September 30, 2014

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐Yes  ☒No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐Yes ☒No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒Yes ☐No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  ☐Yes   ☒No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter, $3,700,970 on March 31, 2014.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date, there are 65,613,074 shares of common stock are issued and outstanding as of June 5, 2015.

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

Our use in this report of "CD International”, "we”, "us” or “our” refers to CD International Enterprises, Inc., a Florida corporation, and our subsidiaries, “fiscal year 2014” refers to the year ended September 30, 2014, “fiscal year 2013” refers to the year ended September 30, 2013 and “fiscal year 2015” refers to the year ended September 30, 2015.  The information which appears on our web site at www.cdii.net is not part of this report.

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

•	Potential impact of PRC regulations on our intercompany loans.
•	Our ability to assure that related party transactions are fair to our company and are not possible violations of the Sarbanes-Oxley Act of 2002.
•	The scope of our related party transactions and potential conflicts of interest arising from these transactions.
•	Our ability to comply with the United States Foreign Corrupt Practices Act which could subject us to penalties and other adverse consequences.
•	Limits under the Investment Company Act of 1940 on the value of securities we can accept as payment for our business consulting services.
•	Our acquisition efforts in future periods may be dilutive to our then current shareholders.
•	Our inability to enforce our rights due to policies regarding the regulation of foreign investments in the PRC.
•	The impact of environmental and safety regulations, which may increase our compliance costs and reduce our overall profitability.
•	The effect of changes resulting from the political and economic policies of the Chinese government on our assets and operations located in the PRC.
•	The impact of Chinese economic reform policies.
•	The influence of the Chinese government over the manner in which our Chinese subsidiaries must conduct our business activities.
•	The impact of future inflation in the PRC on economic activity in the PRC.
•	The impact of any natural disasters and health epidemics in China.
•	The impact of labor laws in the PRC on our results of operations.
•	The limitation on our ability to receive and use our revenues effectively as a result of restrictions on currency exchange in the PRC.
•	Fluctuations in the value of the RMB may have a material adverse effect on our investment.
•	The market price of our common stock has been and may continue to be highly volatile and subject to wide fluctuations and the impact of penny stock rules on the liquidity of our common stock.

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

Magnesium Segment

•
“Chang Magnesium", refers to Taiyuan Changxin Magnesium Co., Ltd., a company organized under the laws of the PRC and a 51% owned subsidiary of CDI China, which we disposed of in the fourth quarter of fiscal year 2014;

•
“Chang Trading”, refers to Taiyuan Changxin YiWei Trading Co., Ltd., a company organized under the laws of the PRC and a wholly owned subsidiary of Chang Magnesium, which we disposed of in the fourth quarter of fiscal year 2014;

•
“Asia Magnesium”, refers to Asia Magnesium Corporation Limited, a company organized under the laws of Hong Kong and a wholly owned subsidiary of Capital Resource, which we disposed of in the fourth quarter of fiscal year 2014;

•
“Golden Magnesium" refers to Shanxi Gu County Golden Magnesium Co., Ltd., a company organized under the laws of the PRC and a 100% owned subsidiary of CDI China, which we disposed of in the fourth quarter of fiscal year 2013;

•
“Baotou Changxin Magnesium”, refers to Baotou Changxin Magnesium Co., Ltd., a company organized under the laws of the PRC, a 51% owned subsidiary of CDI China, which we disposed of in the fourth quarter of fiscal year 2014;

•
“IMTC” or “International Magnesium Trading”, refers to International Magnesium Trading Corp., a company organized under the laws of Brunei and a 100% owned subsidiary of IMG, which we disposed of in the fourth quarter of fiscal year 2014;

•
“Ruiming Magnesium”, refers to Taiyuan Ruiming Yiwei Magnesium Co., Ltd., a company organized under the laws of the PRC and an 80% majority owned subsidiary of CDI China, which we disposed of in the fourth quarter of fiscal year 2014;

•	“Beauty East”, refers to Beauty East International, Ltd., a Hong Kong company and a wholly owned subsidiary of CDI China, which we disposed of in the fourth quarter of fiscal year 2014.
•	“Marvelous Honor”，refers to Marvelous Honor Holdings Inc., a Brunei company and a wholly owned subsidiary of CDI China, which we disposed of in the fourth quarter of fiscal year 2014;
•
 “Lingshi Magnesium”, refers to Lingshi Xinghai Magnesium Industry Co., Ltd.，a company organized under the laws of the PRC and a wholly owned subsidiary of Ruiming Magnesium, which we disposed of in the fourth quarter of fiscal year 2014; and,

•
 “Golden Trust Magnesium”, refers to Golden Trust Magnesium Industry Co., Ltd.，a company organized under the laws of the PRC and a wholly owned subsidiary of CDI China, which we disposed of in the fourth quarter of fiscal year 2014.

Basic Materials/Mineral Trading Segment

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

•	“CDII Trading” refers to CDII Trading, Inc., a Florida corporation and a 100% owned subsidiary of CD International Industries;
•	"CDII Minerals" refers to CDII Minerals, Inc., a Florida corporation and a wholly owned subsidiary of CD International;
•	"CDII Chile" refers to Inversiones CDII Chile, Ltda., a Chilean company and a wholly owned subsidiary of CDII Minerals;
•	"CDII Peru" refers to CDII Minerals de Peru SAC, a Peruvian company and a 50% owned subsidiary of CDII Minerals;
•	“IMG” or “International Magnesium Group”, refers to International Magnesium Group, Inc., a Florida corporation and a 100% owned subsidiary of CD International Industries; and
•	"CDII Bolivia" refers to Empresa Minera CDII de Bolivia S.A., a Bolivian company and a wholly owned subsidiary of CDII Minerals.

Consulting Segment

•	“China Direct Investments”, refers to China Direct Investments, Inc., a Florida corporation, and a wholly owned subsidiary of CD International;
•	“CDI Shanghai Management”, refers to CDI Shanghai Management Co., Ltd., a company organized under the laws of the PRC, and a wholly owned subsidiary of CDI China; and
•	“Capital Resource”, refers to Capital Resource Management Co., Ltd., a Brunei company, and a wholly owned subsidiary of CDI Shanghai Management, formerly known as Capital One Resource Co., Ltd.

iii

PART I

ITEM 1.	BUSINESS.

OVERVIEW

We are a U.S. based company that sources and distributes industrial products in Asia, and the Americas. We also provide business and management consulting services to public and private American and Chinese businesses. We used to operate in three identifiable business segments, as defined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 280, “Segment Reporting:” Magnesium, Basic Materials/Mineral Trading and Consulting. Beginning in 2006, we established our Magnesium and Basic Materials/Mineral Trading segments which have grown through acquisitions of controlling interests of Chinese private companies. We consolidated these acquisitions as either our wholly or majority owned subsidiaries. Through our U.S. based industrial commodities business, we source, finance, manage logistics, and sell industrial commodities from South America for ultimate distribution in China. We also provide business and management consulting services to public and private American and Chinese businesses.

We currently operate our business in two segments, Mineral Trading segment and consulting segment. We used to name “Mineral Trading segment” as “Basic Materials segment”. Basic Materials segment used to include our subsidiaries, Lang Chemial and CDI Beijing.  Since we disposed both subsidiaries on September 30, 2012, we focused on mineral trading business in South America, and we renamed our Basic Materials segment to Mineral Trading segment in fiscal 2014. Our Mineral Trading segment sources and distributes industrial commodities, and our Consulting segment provides business and management consulting services to American and Chinese companies that operate primarily in China and the Americas.

Our corporate headquarters are in Deerfield Beach, Florida, which houses the U.S. executive and administrative team that guides our overall operations. Our U.S. office employs English, Spanish and Chinese speaking business and accounting staff and other executive management. These professionals focus on due diligence, business development, marketing, accounting and compliance with the reporting requirements of the Securities and Exchange Commission (“SEC”) and other applicable laws in the U.S. and the People’s Republic of China (“PRC”).

Historically, we had the third segment, Magnesium segment, which represented our largest segment by assets and revenues. On September 30, 2014, we signed a Share Exchange Agreement with Yuwei Huang, a related party, selling our Magnesium Segment to Mr. Huang and in return, Mr. Huang and other parties have returned and cancelled 8,325,949 shares of the Company’s common stock held by such parties related to Mr. Huang. In addition, 41,524 shares of convertible Series D Preferred Stock were cancelled within 10 business days after the Share Exchange Agreement was signed.

Corporate Initiatives

In our Mineral Trading segment, we commenced sales from our U.S. based industrial commodities business.  We established operations in Chile, Peru and Bolivia where we entered into contracts with local operators and producers to secure supplies of iron ore, copper concentrate and other minerals. Throughout the course of fiscal year 2013 and 2014 we have established domestic logistics and materials processing capabilities and a relationship with a leading European logistics and trading solutions company to sell our sourced iron ore and copper concentrate for delivery into China. We have also worked with our suppliers and local governmental authorities to obtain the necessary permits and approvals to process and export iron ore and copper concentrate on a continuous basis in these countries.

We operate our Mineral Trading segment under our wholly owned subsidiary of CDII Minerals, Inc., which was incorporated in June 2010 in Florida. CDII Minerals has a multi-tier operational structure in South America, which includes aggregation, procurement, exportation, and oversight of mining operations. Beginning operations under its predecessor CDII Trading in 2008, CDII Minerals is strategically positioned throughout several countries in South America and has developed the foundation and relationships to expand rapidly. In fiscal year 2014 and 2013, we purchased iron ore in Ecuador, Bolivia and Chile and exported to China. Currently, we are working on expanding our trading business in South America and also looking into various business opportunities with local companies that have good business in South America.

In order to fulfill a niche market and facilitate smooth transactions, we have strategically placed ourselves between our suppliers in North and South America and our buyers in the PRC.  CDII Minerals arranges all required logistics and processing from the point of production through its final destination including the documentation and permits necessary to export and import the material.

In our Consulting segment, we operate under our wholly owned subsidiary named China Direct Investments, Inc., CDI Shanghai Management, and Capital Resource which provide a suite of consulting services to American and Chinese companies that operate primarily in China and the American. We currently have service contracts with clients who conduct business in China or seek to conduct business within China. We generate revenues by providing consulting services in the areas of capital structures and arrangements, mergers, acquisitions and other business transactions, identifying potential areas of growth, translation services, managing and coordinating all necessary government approvals and licenses in the PRC, marketing services, investor relations services, and coordination of the preparation of required SEC filings.

Our Consulting segment revenues primarily consist of consulting and advisory service fees we received from certain publicly traded U.S. companies with their primary business operations located in the PRC. Our consulting fees vary based upon the scope of the services to be rendered. Historically, a significant portion of the fees we earned have been paid in the form of our clients’ securities. We classify these securities as investments in marketable securities available-for-sale or investment in marketable securities available-for-sale-related party. We receive a fixed number of shares of their marketable securities or fees from those client companies, including both recurring and one-time transaction fees for services provided to clients. Consulting segment revenues vary from period to period depending upon the timing, nature and scope of services we provide to a particular client. In addition to potential transaction fees, we also anticipate receiving additional client fees generated from our ongoing annual service contracts. We will keep our current clients and look for good candidates for an IPO in the coming years.

MINERAL TRADING SEGMENT

The scope of CDII Mineral services include purchasing, financing, logistics, quality control, in addition to conducting comprehensive legal, financial, and technical due diligence on suppliers. In order to fulfill a niche market and facilitate smooth transactions, we have strategically placed ourselves between our suppliers in North and South America and our buyers in China.  CDII Minerals arranges all required logistics and processing from the point of production through its final destination including the documentation and permits necessary to export and import the materials. We continue to strengthen our sources of supply and distribution networks by sourcing materials from independent producers in various regions of North and South America to help meet the growing demands of our customers in China.

CDII Minerals’ diverse presence throughout Latin America allows its partners and clients access to key developing markets. Taking advantage of local expertise and partnerships in each country, CDII Minerals is able to offer unique comprehensive solutions for each commercial transaction that we manage.

In our Mineral Trading segment, our primary business focus was sourcing and distributing a variety of industrial commodities such as iron ore and copper concentrate. In fiscal year 2014, revenues from the Mineral Trading segment were $0.8 million, representing 47% of our total consolidated revenues. In fiscal year 2013 our Mineral Trading segment generated revenues of $1.6 million, representing 81% of our total consolidated revenues.

CDII Minerals was incorporated in June 2010. CDII Minerals has a multi-tier operational structure in South America, which includes aggregation, procurement, exportation, and oversight of mining operations. Beginning operations under its predecessor CDII Trading in 2008, CDII Minerals is strategically positioned throughout several countries in South America and has developed the foundation and relationships to expand rapidly. In fiscal year 2014 and 2013, we purchased iron ore in Ecuador, Bolivia and Chile and exported to China. Currently, we are working on expanding our trading business in South America and also looking into various business opportunities with local companies that have good business in South America.

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

We have been actively marketing our advisory services in China and expect to add new consulting clients and complete additional transactions through these enhanced marketing efforts coupled with increasing demand from PRC companies seeking to list, or are currently trading on, U.S. equity markets. We have and will continue to focus our efforts on those companies with potential for growth and profitability which are in need of business development and public relations expertise and capital. These efforts include sponsoring trade symposiums, investment forums, and formation of strategic alliances with the industry and trade associations under the auspices of the Chinese government.

The scope of our Consulting segment is to offer a comprehensive suite of services tailored to meet the needs of each individual client. A significant component of our competitive advantage lies in the quality of our personnel. Members of our team possess a working knowledge of the unique characteristics of business operations in the Americas and China. Our function is to provide the necessary resources for Chinese entities to invest in the Americas or oversea clients to invest in China.

Our greatest strength lies in the quality of our personnel. Our success in a variety of cross border transactions is proof of our experience and ability to accomplish our goals.

Our organization has the unique ability to identify emerging market opportunities and provide comprehensive solutions or services relevant to conducting international business. Our knowledge of the innate practices of Chinese commerce blended with our experience within the U.S. and the Americas offers a compelling advantage to capitalize on the growth of the Chinese economy as well as other emerging markets such as Peru, Bolivia, Chile and Ecuador.

Our culturally diverse team has the critical edge in generating global commerce opportunities to these small to medium sized emerging companies. We seek to help navigate through what are often confusing cultural and legal challenges. Our team members have strong working knowledge of the unique characteristics of business operations in the U.S., China, and South America. By employing a multicultural team, through our offices in the U.S., Shanghai, and various locations in South America, we possess numerous advantages critical to international business success. Our Consulting segment revenues primarily consist of consulting and advisory service fees we received from certain publicly traded U.S. companies with their primary business operations located in the PRC. Our consulting fees vary based upon the scope of the services to be rendered. Historically, a significant portion of the fees we earned have been paid in the form of our clients’ securities. We classify these securities as investments in marketable securities available-for-sale or investment in marketable securities available-for-sale-related party. We receive a fixed number of shares of their marketable securities or fees from those client companies, including both recurring and one-time transaction fees for services provided to clients. Consulting segment revenues vary from period to period depending upon the timing, nature and scope of services we provide to a particular client. In addition to potential transaction fees, we also anticipate receiving additional client fees generated from our ongoing annual service contracts. We will keep our current clients and look for good candidates for an IPO in the coming years.

Since September 2013, we have been working with different firms to expand our China-based consulting efforts in the EB-5 funding program. EB-5 stands for Employment-based Immigration Fifth Preference. China is now the dominant market for EB-5 investors. The number of Chinese EB-5 applicants, which has been growing since 2008, represented over 80 percent of the 2012 applicant pool that generated a reported $1.8 billion in total investment. Additionally, the vast majority of all EB-5 investments come through commercial real estate projects, whether it is a retail, office space or mixed-use project.

Under the USCIS EB-5 Immigrant Investor Program, certain foreign investors, who can demonstrate that their at-risk investments are creating U.S. jobs, become eligible to apply for conditional lawful permanent residency in the United States. The purpose of the EB-5 program is to help boost the U.S. economy through foreign investment, by creating jobs and providing venture capital. After making the investment, the qualifying investor, their spouse and their unmarried children under the age of 21 years old will receive conditional green cards for two years, at which time the investor and his or her family may be eligible for permanent residency.

EMPLOYEES

As of September 30, 2014 we have approximately 10 full-time employees, including 5 full-time employees in the United States and 5 full-time employees in the PRC. We believe we have good working relationships with our employees. We are currently not a party to any collective bargaining agreements.

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

Mineral Trading Segment. While we believe our subsidiaries in this segment have viable business models, we also recognize that many rival entities possess greater financial and technical resources to compete in these businesses. We compete with a variety of companies, which include global and domestic distribution agents as well as manufacturers. These companies have more capital, longer operating histories, greater brand recognition, larger customer bases and significantly greater financial and marketing resources than us. These competitors may offer a more comprehensive array of products and services than we are able to provide. For these and other reasons, these competitors may achieve greater acceptance in the marketplace than our company, limiting our ability to gain market share and customer loyalty and increase our revenues. We believe that we compete primarily on the basis of price and availability of the products we sell.

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

Environment.

We are currently subject to numerous regulations relating to the protection of the environment which are highly relevant to our Mineral Trading segments in South America. These laws continue to evolve and are becoming increasingly stringent. The ultimate impact of complying with such laws and regulations is not always clearly known or determinable because regulations under some of these laws have not yet been promulgated or are undergoing revision. In fiscal year 2014 we did not spend any funds related to compliance with environmental regulations.

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

In September 2006, we changed our name to China Direct, Inc. and in June 2007 we re-domiciled our company from Delaware to Florida. Subsequent to the transaction with China Direct Investments in August 2006, we have substantially grown our business by acquiring growth-oriented companies in the PRC.

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

On August 29, 2011, we signed the acquisition agreements for 100% of Golden Trust Magnesium and 80% of Lingshi Magnesium. We subsequently entered into several supplemental agreements and pursuant to the last supplemental agreement, the aggregate purchase price was $26.4 million, to be paid by a combination of $15.0 million in cash or assignment of intercompany loans, $6.7 million in shares of our common stock, and $4.7 million by way of transferring our interest in our Excel Rise subsidiary. The Company completed the acquisition of Lingshi Magnesium on August 12, 2013 and the acquisition of Golden Trust Magnesium on March 7, 2014.

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

On October 8, 2012, we sold our 51% interest in CDI Beijing for $1.6 million pursuant to the terms of an equity transfer agreement by and among CDI Shanghai Management, CDI Beijing and Chi Chen and Huijuan Chen. Mr. Chi Chen served as vice president of our Mineral Trading segment and was a minority owner of CDI Beijing. .

On September 30, 2014, CDI China, Inc. signed the Share Exchange Agreement with Yuwei Huang selling our Magnesium segment including Lingshi Magnesium, Baotou Changxin Magnesium, Ruiming Magnesium, Chang Magnesium, Golden Trust Magnesium, and IMTC to Mr. Huang and in return, Mr. Huang cancelled 8,325,949 shares of CDII common stock held by different individuals related to Mr. Huang and cancelled the right to receive 41,524 convertible Series D Preferred Stock within 10 business days.

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

On January 8, 2015, CD International Enterprises, Inc., EM Resources Enterprises, Inc., and Manuel Mustafa, the President and sole owner of EM, elected not to proceed with the merger between the Company and EM. This agreement was terminated without penalty to the Company or EM pursuant to the Acquisition Termination Agreement between the parties dated January 8, 2015 as all parties desired to terminate the Merger Agreements for mutual benefit. The Company returned the 100% equity ownership of EM to Mr. Mustafa for cancelation of the Note and the CDII Shares issued. Mr. Mustafa will remain a consultant to the Company for ongoing and future projects.

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

Our financial statements have been prepared assuming we will continue as a going concern. For fiscal year 2014 and 2013, we reported a loss from continuing operations of $5.2 million and $11.7 million, respectively, which was primarily attributable to the impact of low gross profit and one-time impairments. This, among other operational and working capital deficit issues, raises substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. There are no assurances that we will be able to return to profitable operations in the future or that we will not recognize additional write-offs in future periods which will adversely impact our financial results.

Our revenues declined in fiscal year 2014 and there are no assurances they will return to historic levels.

Our revenues from continuing operations declined by 12% in fiscal year 2014 from fiscal year 2013 which was primarily attributable to declines in revenues from our Consulting segments offset by a very modest growth in revenues from our Mineral Trading segment. Our ability to increase our revenues across all segments in fiscal year 2015 and beyond is dependent upon general economic growth in our markets, our ability to effectively compete and access to sufficient capital.  There are no assurances we will be successful in increasing our revenues in future periods.

We reported losses for fiscal year 2014 and our gross profit margins are not sufficient to enable us to report profitable operations.

Our comprehensive gain attributable to common stockholders for fiscal year 2014 was $15.7 million. We reported a net loss from continuing operations of $5.2 million in fiscal year 2014, which was primarily attributable to $5.3 million selling, general and administrative expenses. While we expect that these events will improve our financial results in future periods, until such time as we are able to significantly increase our gross profit, our ability to report profitable operations could be adversely impacted.

The metals industry is highly cyclical. Fluctuations in the pricing and availability of minerals and in levels of customer demand have historically been severe, and future changes and/or fluctuations could cause us to experience lower sales volumes and revenues, which would negatively impact our profit margins.

The metals industry is highly cyclical. The length and magnitude of industry cycles have varied over time and by product, but generally reflect changes in macroeconomic conditions, levels of industry capacity and availability of usable raw materials. The overall levels of demand for our minerals and minerals-based products reflect fluctuations in levels of end-user demand, which depend in large part on general macroeconomic conditions worldwide which then impact the level of production. The market for these products are heavily dependent on general economic conditions, including the availability of affordable energy sources, employment levels, interest rates, consumer confidence and construction demand. These cyclical shifts in our customers’ industries tend to result in significant fluctuations in demand and pricing for our products. As a result, in periods of recession or low economic growth, metals companies, including ours, have generally tended to under-perform compared to other industries. We generally have high fixed costs, so changes in industry demand that impact our production volume also can significantly impact our profit margins and our overall financial condition. Economic downturns in the worldwide economy or a prolonged decline in demand in our Mineral Trading segment has had a negative impact on our operations and a continuation or further deterioration of current economic conditions could have a negative impact on our future financial condition or results of operations.

The value of the equity securities we accept as compensation is subject to adjustment which could result in losses to us in future periods.

In our Consulting segment, historically we have accepted equity securities of our clients as compensation for services. These securities are reflected on our balance sheet as “marketable securities available-for-sale”. At the end of each period, we evaluate the carrying value of the marketable securities for a decrease in value. We evaluate the company underlying these marketable securities to determine whether a decline in fair value below the amortized cost basis is other than temporary. If the decline in fair value is judged to be “other- than- temporary”, the cost basis of the individual security shall be written down to fair value as a new cost basis and the amount of the write-down is charged to earnings.  As a result of these policies, we recorded a one-time loss of $8.1 million as a result of significant declines in the market value of other receivable marketable securities during the fourth quarter of fiscal year 2013. Any future additional impairment would adversely affect our operating results for the corresponding periods in that we would be required to reduce the carrying value of these investments. In addition, if we are unable to liquidate these securities, we will be required to write off the investments which would adversely affect our financial position.

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

As described later in this report, our management has determined that as of September 30, 2014, we did not maintain effective internal controls over financial reporting based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework as a result of identified significant deficiencies and material weakness in our internal control over financial reporting. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than material weakness, yet important enough to merit attention by those responsible for oversight of a registrant’s financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. If the result of our remediation of the identified significant deficiencies and material weakness is not successful, or if additional significant deficiencies are identified in our internal control over financial reporting, our management will be unable to report favorably as to the effectiveness of our internal control over financial reporting and/or our disclosure controls and procedures, and we could be required to further implement expensive and time-consuming remedial measures and potentially lose investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our stock price and potentially subject us to litigation.

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

The Investment Company Act of 1940 will limit the value of securities we can accept as payment for our business consulting services, which may limit our future revenues.

We have historically accepted securities as payment for our services and will likely continue to do so in the future, but only to the extent that it does not cause us to become classified as an investment company under the Investment Company Act of 1940. To the extent that we are required to reduce the amount of securities we accept as payment for our consulting services to avoid becoming an investment company, our future revenues from our business consulting services may substantially decline if our clients cannot pay our fees in stock or securities. A reduction in the amount of our consulting fees will materially adversely affect our financial condition and results of operations in future periods. Any future change in our fee structure for our consulting services could also severely limit our ability to attract business consulting clients in the future.

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

South America is commonly perceived as a volatile business environment. It’s futile to attempt to challenge this perception, especially since both the historical facts and anecdotal evidence from throughout the nineteenth, twentieth, and beginning of the twenty-first centuries feed this perception. Ranked as the third-most unstable region in the world in the post-war era, political instability has been a pervasive problem in South America.

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

Disagreements or disputes with local groups, including indigenous or aboriginal groups, could cause delays or interruptions to our operations, adversely affect our reputation or otherwise hamper our ability to develop our reserves and conduct our operations. Protesters have taken actions to disrupt our operations and projects, and they may continue to do so in the future. Although we engage in active dialogue with all stakeholders and vigorously defend ourselves against illegal acts, future attempts by protesters to harm our operations could adversely affect our business.

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

Ineffective project management and operational breakdowns might require us to suspend or curtail operations, which could generally reduce our productivity. Operational breakdowns could entail failure of critical plant and machinery. There is no assurance that ineffective project management or other operational problems will not occur. Any damages to our projects or delays in our operations caused by ineffective project management or operational breakdowns could materially and adversely affect our business and results of operations. Our business is subject to a number of operational risks that may adversely affect our results of operations, such as:

·	Adverse mining conditions delaying or hampering our ability to produce the expected quantity of minerals and to meet specifications required by customers, which can trigger price adjustments.
·	Unexpected weather conditions or other force majeure events.
·	Delays or interruptions in the transportation of our products, including with railroads, ports and ships.
·	Labor disputes which commonly occur in South American counties may disrupt our operations from time to time.
·	Tropical diseases, HIV/AIDS and other contagious diseases in regions where some of our development projects are located, which pose health and safety risks to our employees.
·	Changes in market conditions or regulations may affect the economic prospects of an operation and make it inconsistent with our business strategy.
·	Disruptions to or unavailability of critical information technology systems or services resulting from accidents or malicious acts.

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

Our insurance does not cover every potential loss associated with our operations and adequate coverage at reasonable rates is not always obtainable. In addition, insurance provisions may not fully cover our liability or the consequences of any business interruption. Our business is subject to a number of potential losses that may not be fully covered by insurance, such as:

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

Our common stock is quoted in the over-the-counter market on the OTC Markets.  The OTC Markets offers a quotation service to companies that are unable to list their securities on an exchange or for companies, such as ours, whose securities are not listed on an exchange.  The requirements for quotation on the OTC Markets are less regulated than those of an exchange.  Because our common stock is quoted on the OTC Markets, it is possible that even fewer brokers or dealers would be interested in making a market in our common stock, which further adversely impacts its liquidity.

The tradability of our common stock could be limited under the penny stock regulations which may cause the holders of our common stock difficulty should they wish to sell the shares.

Because the quoted price of our common stock is less than $5.00 per share, our common stock could be considered a “penny stock,” and trading in our common stock could be subject to the requirements of Rule 15g-9 under the Securities Exchange Act of 1934.  Under this rule, broker/dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements. The broker/dealer must make an individualized written suitability determination for the purchaser and receive the purchaser’s written consent prior to the transaction. SEC regulations also require additional disclosure in connection with any trades involving a “penny stock,” including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and its associated risks. These requirements severely limit the liquidity of securities in the secondary market because few brokers or dealers are likely to undertake these compliance activities and this limited liquidity will make it more difficult for an investor to sell his shares of our common stock in the secondary market should the investor wish to liquidate the investment.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

Not applicable to a smaller reporting company.

ITEM 2.	PROPERTIES.

Our principal executive offices are located in Deerfield Beach, Florida. We lease approximately 4,694 square feet of office space for an annual expense of approximately $207,108 under an amendment to the lease agreement, which expires in March 2019.

Our subsidiary CDI Shanghai Management leases approximately 1,127 square feet of office space in Shanghai for an annual expense of approximately $17,170 (RMB105,600) per year. The lease expires on September 30, 2015.

ITEM 3.	LEGAL PROCEEDINGS

Our wholly owned subsidiaries, China Direct Investments, Inc. (“China Direct”) and Capital Resource Management Co., Ltd. (“Capital Resource”), and our Company are involved in the following litigation with a shareholder of Linkwell Corporation, Ltd. (“Plaintiff”):

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

In addition, Plaintiff contended that the “Non-Director Defendants” – including the Company and its subsidiaries, China Direct and Capital Resource – aided and abetted those breaches and conspired with the Director Defendants to commit those breaches. The Plaintiff also contended that all defendants were unjustly enriched and are liable for attorney’s fees. China Direct and Capital Resource are alleged to have acted as consultants who were the “principal moving force” behind the challenged transaction, for which consulting services each is alleged to have received shares of Linkwell stock.

Subsequent to the filing of the initial complaint, Linkwell’s Board of Directors unwound the challenged transaction and the shares received by China Direct and Capital Resource were returned to Linkwell. The Company, as well as China Direct and Capital Resource, has denied all liability and intends to contest the matter vigorously.

On February 14, 2014, Metamining, Inc., Metamining Nevada, Inc., Song Qiang Chen, and Ling Li submitted their objections to Linkwell’s affidavit pursuant to Federal Rule of Civil Procedure 37 for payment of expenses including attorney’s fees. The Company has also produced documents and interrogatory responses in response to discovery served by Plaintiff. A pretrial conference is scheduled for August 28, 2015. As of June 2014, the Plaintiff claimed that his attorneys’ fees and costs exceeded $1 million. As of June 12, 2015, the Company has paid to the attorney of the Plaintiff, Wolf Haldenstein Adler Freeman & Herz, LLP, $33,000 for the attorney fees claimed.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable to our operations.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is currently quoted in the over-the-counter markets on the OTC Markets under the symbol CDII since January 2013. Our common stock has been quoted in the over-the-counter markets on the OTCQB Tier of the OTC Markets under the symbol CDII since July 2012 to January 2013, and prior to that our common stock was listed on NASDAQ Global Market from May 1, 2008 until July 2012. The following table sets forth the reported high and low closing prices for our common stock as reported on the OTCQB and the OTC Markets for the periods presented. These prices do not include retail mark-ups, markdowns or commissions, and may not necessarily represent actual transactions.

	High	Low
Fiscal year 2013
First quarter	$0.23	$0.10
Second quarter	$0.12	$0.07
Third quarter	$0.10	$0.05
Fourth quarter	$0.07	$0.05

Fiscal year 2014
First quarter	$0.13	$0.05
Second quarter	$0.11	$0.08
Third quarter	$0.08	$0.05
Fourth quarter	$0.07	$0.04

As of June 5, 2015, there were approximately 29 shareholders of record of our common stock. The number of record holders does not include beneficial owners of common stock, whose shares are held in the names of banks, brokers, nominees or other fiduciaries.

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

Recent Sales of Unregistered Securities

On October 7, 2013, we issued 1,000,000 restricted shares of our common stock valued at $0.09 per share to First Equity Group, Inc. as compensation for consulting services. In addition, the recipient is a sophisticated investor and had access to information normally provided in a prospectus regarding the Company.

On July 31, 2014, we issued 3,154,115 restricted shares of our common stock valued at $0.06 per share to TCA for a total of $175,000 for advisory services provided. In addition, the recipient is a sophisticated investor and had access to information normally provided in a prospectus regarding us.

On September 10, 2014, we issued 825,272 restricted shares of our common stock valued at $0.05 per share to Kashwise Global Funding, Inc. and paid $25,000 in cash as a finder fee. In addition, the recipient is a sophisticated investor and had access to information normally provided in a prospectus regarding us.

The abovesaid sales relied on the exemption from registration afforded by Section 4(a)(2) of the Securities Act; adequate information was provided to offerees; and no general solicitation or advertising was made in connection with the offer or sale of the abovesaid securities.

ITEM 6.	SELECTED FINANCIAL DATA.

Not applicable for a smaller reporting company.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

The following discussion and analysis of our consolidated financial condition and results of operations for the fiscal years ended September 30, 2014 and 2013 should be read in conjunction with the consolidated financial statements and other information presented in this Annual Report on Form 10-K.

OVERVIEW OF OUR OPERATIONS

Our Business

We are a U.S.-based company that sources and distributes industrial products in Asia, and the Americas. We also provide business and management consulting services to public and private American and Chinese businesses. We used to operate in three identifiable business segments, as defined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 280, “Segment Reporting:” Magnesium, Basic Materials/Mineral Trading and Consulting. Beginning in 2006, we established our Magnesium and Basic Materials/Mineral Trading segments which have grown through acquisitions of controlling interests of Chinese private companies. We consolidate these acquisitions as either our wholly or majority owned subsidiaries. Through our U.S. based industrial commodities business, we source, finance, manage logistics, and sell industrial commodities from South America for ultimate distribution in China. We also provide business and management consulting services to public and private American and Chinese businesses.

We used to name “Mineral Trading segment” as “Basic Materials segment”. Basic Materials segment used to cover our subsidiaries, Lang Chemial and CDI Beijing.  Since we disposed both subsidiaries on September 30, 2012, we focused on mineral trading business in South America, and we renamed our Basic Materials segment to Mineral Trading segment in fiscal year 2014. Our Mineral Trading segment engages in the source and distribution of the global purchase and sale of industrial commodities in the Americas, which include mineral ores and non-ferrous metals. We have realigned our investments to our industrial commodities business in the Americas to maximize our profits and cash flow over the past fiscal years of 2014 and 2013. We have focused at the South American market and have established offices in Chile, Peru and Bolivia, but the operation costs were very high and, given the continuing drop of the iron ore market price, we closed offices in Chile and Peru at September 30, 2014.

Our Consulting segment provides services to public and private American and Chinese entities seeking access to the U.S. and Chinese capital markets. These services include general business consulting, Chinese regulatory advice, translation services, formation of entities in the PRC, coordination of professional resources, mergers and acquisitions, strategic alliances and partnerships, advice on effective means of accessing U.S. capital markets, coordination of Sarbanes-Oxley compliance, and corporate asset evaluations. We also provide EB-5 consulting services and look into opportunities to work with local firms for appropriate funding programs.

OUR OUTLOOK

A significant portion of our business and operations are in China and, accordingly, its national economy plays a significant role in our results of operations. China's economy grew 7.4% in 2014 while China's economy expanded by 7.7% in 2013. Furthermore, China’s housing market and particularly its real estate construction market experienced a significant correction due to a tighter regulatory environment, bank lending curbs, and slower demand during fiscal year 2013. In response to this slowdown, China’s Central Bank cut the nation’s commercial banks’ reserve requirement ratio by 0.5 percentage point, the first such cut since December 2008, and in June 2012 cut the interest rate twice, in order to provide additional liquidity for commercial lending. This represents a significant shift in China’s economic policy, signaling that China has put economic growth at the top of its agenda, rather than concerns about inflation. Residential property sales plunged 9.9% on year in the first 10 months of 2014.

According to Ministry of Commerce of China, in 2013, China’s import and export totaled $4,160 billion with a year-on-year growth of 7.6%. China’s export was $2,210 billion, and its import was $1,950 billion, up by 7.9% and 7.3% respectively, with trade surplus of $259.75 billion. In December 2013, China’s import and export totaled $389.84 billion with a year-on-year growth of 6.2%. China’s export was $207.74 billion, up by 4.3%, and its import was $182.10 billion, up by 8.3%, with trade surplus of $25.64 billion. In the first quarter of 2014, China’s import and export totaled US$ 965.88 billion, down 1.0% year-on-year. Export was US$ 491.31 billion, down 3.4% year-on-year, and import was US$ 474.57 billion, up 1.6%, with trade surplus of US$ 16.74 billion, down 59.7%. In March 2014, China’s import and export totaled US$ 332.51 billion, down 9.0% year-on year. Export was US$ 170.11 billion, down 6.6%, and import was US$ 162.40 billion, down 11.3%, with trade surplus of US$ 7.71 billion. According to Ministry of Commerce of China, in 2014 , China’s import and export totaled $4,328 billion (26,400 billion RMB), with a year-on-year growth of 2.3%.  China’s export was $2,359 billion (14,391 billion RMB), up by 4.9% and its import was $2,974 billion (12,042 billion RMB), decreased by 0.9% , with trade surplus of $385 billion (2,349 billion RMB).

During fiscal year 2014 and 2013, the overall economic environment, particularly in China, showed no improvement, and our Mineral Trading segment continued to struggle with slower customer demand due to tightened credit conditions in China impacting customer financing needs to purchase our products. We still face a number of challenges in continuing the growth of our business, which is primarily tied to the overall health of the global economy.

Information On Trends Impacting Our Reporting Segments Follows:

Mineral Trading Segment.

As a result of the substantial economic slowdown and lack of new sales in the domestic market in China for our specialty chemicals and steel related products, we ceased the operations of two subsidiaries in South America in the fourth quarter of fiscal year 2014, which have negatively impacted this segment over fiscal year 2014.

Due to a surplus of iron ore in Chinese ports, the shutdown of many steel mills in China for environmental reasons, and with an overall lower performing GDP and performance of the Chinese economy, the iron ore price has dropped substantially in the past quarter. Likewise, the major global iron ore producers have opened up new mining sites and expect to increase deliveries throughout 2015 creating more supply in the market. We expect the copper market to be steady in 2015, as production keeps pace with exceeding demand and inventories of a number of commodities are not low enough to bolster prices. Manganese ore prices have been stable over the last quarter, creating a solid market for exporters, and we expect the market will be stable in 2015.

Consulting Segment.

We believe demand for our consulting services will slightly improve in fiscal year 2015. Since 2011, we launched a marketing initiative for our new One-Stop China Value™ program in an effort to capitalize on the current environment. This program is designed to implement a broad range of strategies to enhance and maximize shareholder value for China-based U.S. public companies. Other marketing plans include sponsoring trade symposiums, investment forums, and forming strategic alliances with industry and trade associations. We have formed a strategic alliance with Aegea Inc. to develop an Immigrant Investor Program, which is known as the EB-5 program (Employment Based Visa-Category 5). EB-5 sets a minimum investment of $500,000 and foreign investors must be able to prove that their money has created at least 10 jobs for U.S. citizens. In return, the foreign investors get U.S. permanent residence (the “green cards”). Since its inception in 1990, the EB-5 program has generated approximately $6.8 billion in foreign investments in American companies and created at least 50,000 American Jobs. Chinese investors account for an overwhelming 80% of the total EB-5 investment, while South Korea, Taiwan, Mexico and Venezuela make up a large chunk of the rest.

GOING CONCERN

Our financial statements have been prepared assuming we will continue as a going concern. For fiscal year 2014 we reported a net loss of $5.2 million for continued operating and working capital deficit of $7.1 million. These, among other operational issues, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

RESULTS OF OPERATIONS

For the fiscal year 2014 and 2013, subsidiaries included in continuing operations consisted of the following:

·          CDI China, Inc.;
·          International Magnesium Group, Inc.;
·          CDII Minerals, Inc.;
·          CDII Chile, Ltda.;
·          Empresa Minera CDII de Bolivia S.A.;
·          CDII Minerals de Peru SAC;
·          China Direct Investments, Inc.;
·          CDI Shanghai Management Co., Ltd.; and
·          Capital Resource Management Co., Ltd.

Accordingly, we have generated negative gross margins and operating losses, and most of our magnesium facilities ceased production. Due to these losses, in 2013, the Company decided to impair long-lived assets of the magnesium facilities. Results of operations, financial position and cash flows associated with the Magnesium segment are separately reported as discontinued operations for all periods presented.

Summary of Selected Consolidated Financial Information

	Twelve Months Ended September 30,
	2014		2013
(Dollars in thousands)	Amount	% of Revenues	Amount	% of Revenues	% Increase (Decrease)

Mineral Trading segment	$799.7	47%	$1,579.7	81%	(49%)
Consulting segment	914.8	53%	374.9	19%	144%
Consolidated Revenues	$1,714.5	100%	$1,954.6	100%	(12%)
Cost of revenues	1,036.7	60%	1,941.1	99%	(47%)
Gross profit	677.8	40%	13.5	1%	4,921%
Total operating expenses	5,257.0	307%	4,664.7	239%	13%
Net income (loss)	$13,764.2	803%	$(26,953.5)	1,379%	151%

Analysis of Operating Results by Segment

A summary of our comparative operating results by segment for the twelve months ended September 30, 2014 and 2013 follows:

Mineral Trading Segment	Twelve months ended September 30,		Increase (Decrease)
(Dollars in thousands)	2014	2013

Total revenues	$799.8	$1, 579.7	$(779.9)
Cost of revenues	908.4	1,576.2	(667.8)
Gross profit	(108.6)	3.5	(112.1)
Total operating expenses	2,063.9	987.1	1,076.8
Operating Loss	$2,172.5	$983.6	$1,188.9

Consulting Segment	Twelve months ended September 30,		Increase (Decrease)
(Dollars in thousands)	2014	2013

Total revenues	$914.8	$374.9	$539.9
Cost of revenues	128.3	364.9	(236.6)
Gross profit	786.5	10.0	776.5
Total operating expenses	3,193.1	3,677.6	(484.5)
Operating loss	$2,406.6	$3,667.6	$(1,261.0)

Revenues

Revenues in fiscal year 2014 decreased by 12%, as compared to fiscal year 2013, primarily due to downsizing of our Mineral Trading segment operations in South America and the decline of iron ore market price.

Our Mineral Trading segment generated approximately $800,000 revenue in fiscal year 2014, decreased by 49% as compared to fiscal year 2013, primarily due to decrease of revenues from our downsizing business in South America. In South America, we established new relationships with suppliers and are working with an engineering specialist to further strengthen our sourcing capabilities and logistics providers to meet our inland transportation needs. In the fourth quarter of fiscal year 2013, CDII Minerals signed a purchase order with China-Base Ninbo Foreign Trade Co., Ltd. (“China Base”). China Base is a trading company located in Ningbo, China. Based on this agreement, China Base agreed to buy approximately 2,000 metric tons of iron ore from CDII Bolivia. CDII Minerals accomplished and fulfilled the contract with China- Base Ningbo Foreign Trade Co., Ltd. in December 2013. In the fiscal year 2014, we sold 2,700 metric tons of iron ore and about 300 metric tons of copper from South America to China. Due to lack of working capital, in September 2014, we downsized operations of CDII Bolivia, all inventories were sold prior to the closing of the subsidiary.

Our Consulting segment revenues primarily consist of consulting and advisory service fees we received from certain publicly traded U.S. companies with their primary business operations located in the PRC. We receive a fixed number of shares of their marketable securities or fees from those client companies, including both recurring and one-time transaction fees for services provided to clients. Consulting segment revenues vary from period to period depending upon the timing, nature and scope of services we provide to a particular client and performance of our client companies' stock price. Our Consulting segment generated $915,000 in revenues during fiscal year 2014, as compared to $375,000 in fiscal year 2013, primarily due to consulting agreements signed with new clients such as Armco Metals Holdings, Inc., a public company listed on NYSE Market, offset by a decrease in fair market value of marketable securities we received as compensation for our consulting services, due to the declining value of our client companies' stock price, coupled with a reduction in scope of consulting and transactional services provided to the new clients during fiscal year 2014.

Gross Profit

Our consolidated gross profit in fiscal year 2014 increased by 4,921%, as compared to fiscal year 2013. Our consolidated gross profit margin increased to 39.5% in fiscal year 2014, as compared to 0.7% in fiscal year 2013. The increase in gross profit was primarily due to a 7,765% increase in gross profit within our Consulting segment, offset by a decrease in gross profit of Mineral Trading segment.

Gross profit in our Mineral Trading segment for fiscal year 2014 was $(109,000) with a negative margin of 13.6%, as compared to $3,500 in fiscal year 2013. The decrease in gross profit for fiscal year 2014 was primarily due to the continuing drop of the iron ore market price and the delivery of total 2,700 metric tons of iron ore produced in Bolivia to a major Chinese trading company at a lower price. Accordingly, our gross margin will fluctuate if we change the relationship with our customers or vendors and do not meet any of the criteria, pursuant to our revenue recognition policy. Currently, we are not able to quantify this future fluctuation in gross margins.

Gross profit in our Consulting segment for fiscal year 2014 was $786,500 with a margin of 86.0%, as compared to $9,900 with a margin of 2.5% for fiscal year 2013. The increase in gross profit was to the result of lower costs of total revenue since we reduced the costs in professional expenses and we also received marketable securities from our new client company as compensation for our consulting service rendered to our clients.

Total Operating Expenses

Total operating expenses, net of other operating income, increased by $592,000, or 12.7%, in fiscal year 2014, as compared to fiscal year 2013. General and administrative expenses in the Consulting segment and approximately decrease by $484,000, or 13% in fiscal year 2014, as compared to fiscal year 2013. General and administrative expenses in our Mineral Trading segment increased by $1,077,000, or 109%, in fiscal year 2014, as compared to fiscal year 2013. The increase was primarily due to an impairment of advanced operational funds our U.S. headquarter lent to Bolivia and Peru subsidiaries of totaling approximately $1.2 million. As compared to fiscal year 2013, during fiscal year 2014, we also had an increase of $322,000 on consulting service fees, and an increase of $66,000 on public relation fees, offset by a decrease of approximately $528,000 on employee payroll and employee compensation due to expiration of employment contracts, a decrease of $148,000 on office rents since the reduction of our space on rents, a decrease of $69,000 on legal fees, a decrease of $25,000 on auto and truck expenses, such as gas, parking and car rental expenses incurred in serving our client base for both our U.S. headquarters and China-based operations, a decrease of $36,000 on depreciation expenses and a decrease of $10,000 on meal and entertainment expenses.

Other Expenses

In fiscal year 2014, other expense was approximately $620,000 as compared to other expense of $7.0 million for fiscal year 2013, a change of approximately $6.4 million. As compared to fiscal year 2013, the decrease was primarily due to a decrease of approximately $8.0 million in realized loss on fair value of receivable and payable for available-for-sale marketable securities, offset by an increase of $706,000 loss related to the change in fair value of derivative liability related to our preferred stock, and a decrease of approximately $711,000 in realized gain on marketable securities available-for-sale in fiscal year 2014.

Income Taxes

In both fiscal year 2014 and 2013, we did not record income taxes, since we had significant losses in both years.

Net Loss from Continuing Operations

Net loss from continuing operations for fiscal year 2014 amounted to $5.2 million as compared to net loss of $11.7 million for fiscal year 2013. The loss for fiscal year 2014 was primarily due to $5.3 million of operating expenses.

Discontinued Operations

As described elsewhere in this report, on September 30, 2014, the Company entered into a share exchange agreement to dispose of its Magnesium segment as a result of the repositioning of the Company in view of the deterioration of operating results from the Magnesium segment. Results of operations, financial position and cash flows associated with the Magnesium segment, including the following subsidiaries, are separately reported as discontinued operations for all periods presented.

·	Asia Magnesium;
·	Beauty East;
·	Marvelous Honor;
·	Baotou Changxin Magnesium;
·	Lingshi Magnesium;
·	Ruiming Magnesium;
·	Chang Magnesium;
·	Chang Trading;
.	Golden Trust Magnesium; and
·	International Magnesium Trading Corporation;

In addition, in September 2013, we sold our interests in Golden Magnesium. Its results of operations, financial position and cash flows during fiscal year 2013 were reported as discontinued operations accordingly.

In April, 2015, we transferred our equity interests in CDI Jingkun Zinc and CDI Metal to Xiaowen Zhuang, a related party individual. We also sold 100% equity ownership in CDI Jixiang Metal to Dragon Capital Group Corp, a related party company. As a result, results of operations, financial position and cash flows associated with CDI Jingkun Zinc, CDI Metal and CDI Jixiang Metal are also reported as discontinued operations for all periods presented.

Total gain from discontinued operations amounted to $19.0 million in fiscal year 2014 and total loss from discontinued operations amounted to $15.3 million in fiscal year 2013. The gain was primarily due to a decrease of $4.0 million on loss from discontinued operations and an increase of $30.3 million on gain on disposal of magnesium subsidiaries in China in fiscal year 2014, as compared to fiscal year 2013.

Net Gain/Loss

Net gain for fiscal year 2014 amounted to $13.8 million, as compared to net loss of $27.0 million for fiscal year 2013, primarily due to a decrease of $6.5 million in net loss from continuing operations. We had approximately a loss of $55,000 on fair market value for receivable and payable of marketable securities available-for-sale in fiscal year 2014, a decrease of $8.0 million as compared to fiscal year 2013, and we also had a decrease of $4.0 million in losses from discontinued operations, together with an increase of $30.3 million from the gain on disposal of subsidiaries in fiscal year 2014.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash. As of September 30, 2014 we had a working capital deficit of $7.1 million, as compared to $30.3 million as of September 30, 2013. We rely upon cash generated from our operations, the sale of our subsidiaries, access under factoring and other lending relationships and advances from related parties to fund our operations. We do not have any commitments for capital expenditures. In addition to funds necessary to pay our operating expenses and satisfy our obligations as they become due, during fiscal year 2014, we required sufficient funds to satisfy obligations including $1.2 million in loans which are currently past due and $1.0 million owed to related parties. We do not have the funds necessary to satisfy any of these obligations. Our Mineral Trading segment has operating losses, and revenues from our Consulting segment vary greatly from period to period.  Our Consulting segment generally receives full payment in advance for consulting services to be provided over the term of the contract, primarily in the form of our client companies’ common stock. For transactions in which we advise a new client company on entering into the U.S. public market for the first time, it may take some additional time for us to receive our transaction fees due to the necessary compliance and regulatory filing process, and it is possible that at such time, if ever, when we are able to sell the securities we receive as compensation, the funds we receive upon the sale will not be equal to the amount of revenue we initially recognized.  In addition, revenues from this segment do not provide cash to pay costs or operating expenses until we are able to liquidate those securities, on which there are no assurances.  As a result of the working capital deficit and the operating losses incurred, our cash flow from operations is not sufficient to sustain our operations and satisfy our obligations as they become due.

Our cash balance as of September 30, 2014 amounted to approximately $83,000, a decrease of $103,000, as compared to September 30, 2013. During fiscal year 2014, we had cash outflow of $13.2 million used in operating activities, including $2.3 million used in continued operating activities and $10.9 million used in discontinued operations. We had cash inflow of $2.8 million provided by investing activities, including $1.1 million paid in disposal of subsidiaries and $392,000 from net cash proceeds on sale of marketable securities available-for-sale. We also had inflows of $1.1 million from third party loans, $656,000 of borrowing from related party and an outflow of $240,000 for payment on loans payable . The net cash provided by financing activities was $1.5 million from continuing operations, and $8.7 million from discontinued operations.

Our marketable securities available-for-sale as of September 30, 2014 totaled $47,000, a decrease of $60,000 as compared to September 30, 2013, primarily due to liquidation of certain marketable securities for working capital purpose. We did not write off any marketable securities during fiscal 2014.

Our accounts receivable as of September 30, 2014 amounted to $59,000, a decrease of $106,000 as compared to September 30, 2013, primarily due to a 55,000 loss on revaluation of accounts receivable in the form of marketable securities available-for-sale.

Prepaid expenses and other current assets consist of prepayments to vendors for services and inventory, other receivables, loans receivable, VAT tax refunds, and security deposits. Prepaid expenses and other current assets as of September 30, 2014 amounted to $1.0 million, a decrease of $1.6 million as compared to September 30, 2013, primarily due to a $100,000 repayment from our clients for the administration expenses we advanced to them and a $621,500 collection from the sales for our 51% interest in Lang Chemical.

Assets of discontinued operations at September 30, 2014 amounted to zero, a decrease of $8.7 million as compared to September 30, 2013, primarily due to a decrease of $1.1 million in inventories in discontinued operations, a decrease of $2.8 million in accounts and notes receivables, a decrease of $3.8 million in due from related parties, and a decrease of $0.6 million in prepaid expense and other current assets in discontinued operations.

Short-term loans at September 30, 2014 included $1.0 million owed under secured promissory notes bearing interest at the rate of 1% per month, which is currently in default. As collateral for these obligations, we have pledged an aggregate of 5,099,115 shares of common stock of China Education International, Inc., which we received as compensation for consulting services rendered by us. Short-term loans at September 30, 2014 also include $650,000 of loan from TCA Global Credit Master Fund, LP, bearing annual interest at 10%, which is due on July 31, 2015, $200,000 of loan from Draco Resources, Inc., bearing annual interest at 2%, which is currently in default, and $32,125 of loan from Marc Siegel, bearing no interest, which is currently in default.

Accounts payable and accrued expenses represent payables associated with the general operations within each segment, including accrued payrolls. Accounts payable and accrued expenses as of September 30, 2014 amounted to $770,000, a decrease of $382,000 as compared to September 30, 2013, primarily due to a decrease of $434,000 within our Mineral Trading segment due to no purchases or we made all payments to the vendors in cash in this segment.

Advances from customers and deferred revenues represent prepayments for products or services, which have not yet been shipped or provided. Advances from customers as of September 30, 2014 amounted to $423,000, an increase of $423,000 as compared to September 30, 2013, primarily due to an increase in advances from customers within our Mineral Trading segment.

Liabilities of discontinued operations at September 30, 2014 amounted to $1.6 million, an decrease of $36.7 million as compared to September 30, 2013, primarily due to a decrease of $4.1 million in accounts payable and accrued expenses, a decrease of $13.5 million in accounts and other payables of related parties, a decrease of $11.9 million in deferred revenue and a decrease of $6.7 million in advances from customers in discontinued operations.

Certain events may have a negative impact on our liquidity position during fiscal year 2015:

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

We maintain cash and cash equivalents in the United States and China. On September 30, 2014 and 2013, bank deposits by geographic area, were as follows (dollars in thousands):

Country	September 30, 2014		September 30, 2013
United States	$54,034	65%	$151,589	81%
China	28,641	35%	34,573	19%
Total cash and cash equivalents	$82,675	100%	$186,162	100%

Analysis of Cash Flows

In fiscal year 2014, our net decrease in cash amounted to $456,501, which was comprised of $13.2 million used in operating activities and $0.4 million from non-cash unfavorable effect of prevailing exchange rate on our cash position, offset by $2.8 million of cash provided by investing activities and $10.2 million of cash provided by financing activities.

Cash Used in Operating Activities

Net cash used in operating activities of continuing operations for fiscal year 2014 amounted to approximately $2.3 million, which was primarily due to a net gain of $13.8 million adjusted by loss from discontinued operations of $19.0 million and non-cash items such as depreciation and loss on disposal of property and equipment of $50,000, stock-based compensation and fees to the employees and the consultants of $475,000, stock options and warrants issuance to employees and the consultants of $206,500, and impairment loss on fair market value of marketable securities available-for-sale of $450,000, a decrease of $1.2 million in prepaid expense and other current assets, a decrease of $583,000 in loans, other receivables and prepaid expenses from related parties, and an increase of $423,000 in advances from customers, offset by a decrease of $297,000 in accounts payable and accrued expenses due to purchases on account, and a decrease of $216,000 in deferred revenue.

Net cash used in operating activities of continuing operations for fiscal year 2013 amounted to approximately $3.5 million, which was primarily due to a net loss of $27.0 million adjusted by loss from discontinued operations of $15.3 million and non-cash items such as loss on revaluation for receivable and payable marketable securities available-for-sale of $8.1 million, depreciation and amortization of $120,700, stock-based compensation and fees to the employees and the consultants of $700,000, $129,500 loss in fair value of non-cash marketable securities we received for consulting services provided to our client companies, a gain on revaluation of derivative liability of $257,000, a realized gain on marketable securities available-for-sale of $733,000, a decrease of $439,000 in prepaid expense and other current assets, an increase of $310,000 in accounts payable and accrued expenses due to purchases on account, and an increase of $535,000 in loans, other receivables and prepaid expenses assets for related parties.

Cash Used in Investing Activities

Net cash used in investing activities of continuing operations for fiscal year 2014 amounted to $748,000, which was primarily due to $1.1 million cash paid on disposal of subsidiaries, offset by $392,000 proceeds from sales of marketable securities available-for-sale within our Consulting segment.

Net cash provided by investing activities of continuing operations for fiscal year 2013 amounted to $1.8 million, which was primarily due to $1.4 million proceeds from sales of marketable securities available-for-sale within our Consulting segment and $0.3 million proceeds from sale of investment in CDI Beijing.

Cash Provided by Financing Activities

Net cash provided by financing activities of continuing operations for fiscal year 2014 amounted to approximately $1.5 million primarily due to an increase in proceeds from loans of $1.1 million, a $656,000 borrowing from related parties and proceeds from exercise of options of $105,000, offset by a $240,000 payment on loan payables and a $39,000 payment for dividend.

Net cash used in financing activities of continuing operations for fiscal year 2013 amounted to approximately $103,000 primarily due to proceeds from loans of $420,000, offset by $542,000 payments on loans.

Series A Convertible Preferred Stock and Related Dividends

As of September 30, 2014, 1,006 shares of Series A convertible preferred stock remained outstanding. During fiscal year 2014, we paid $39,390 of ordinary dividends in cash and we paid $912 of ordinary dividends in cash and $72,613 in the form of 760,206 shares of our common stock on our Series A convertible preferred stock in fiscal year 2013.

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

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of our financial condition and results of operations are based upon our audited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these audited consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results when ultimately realized could differ from those estimates. Significant estimates in fiscal year 2014 and fiscal year 2013 include valuation of marketable securities available-for-sale, allowance for doubtful accounts, write-down in value of inventory, fair value of share-based compensation, the useful lives and impairment of property, plant and equipment, impairment of goodwill, intangible assets and other assets, and fair value of derivative liability.

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

All securities (exclusive of preferred stock and common stock purchase warrants) received from our clients as compensation are quoted either on the Over the Counter Bulletin Board or the OTC Markets (formerly known as the Pink Sheets). The securities are typically restricted as to resale. Our policy is to liquidate securities received as compensation when market conditions are favorable for sale. As these securities are often restricted, we are unable to liquidate these securities until the restriction is removed. We recognize revenue for common stock based on the fair value at the time common stock is granted and for common stock purchase warrants based on the Black-Scholes valuation model. Unrealized gains or losses on marketable securities available-for-sale and on marketable securities available-for-sale - related party are recognized as an element of comprehensive income based on changes in the fair value of the security as quoted on an exchange or an inter-dealer quotation system. Once liquidated, a realized gain or loss on the sales of marketable securities available-for-sale and marketable securities available-for-sale-related party is reflected in our net income for the period in which the securities are liquidated.

Comprehensive Income

We follow ASC 205, “Presentation of Financial Statements,” and ASC 220, “Reporting Comprehensive Income,” to recognize the elements of comprehensive income. Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive income for the fiscal year 2014 and fiscal year 2013 included net income, foreign currency translation adjustments, unrealized gains or losses on marketable securities available-for-sale, net of income taxes, and unrealized gains or losses on marketable securities available-for-sale-related party, net of income taxes.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in the Exchange Act that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Management, with the participation of our CEO, performed evaluations of the effectiveness of our disclosure controls and procedures as of September 30, 2014 and 2013. Based on those evaluations, which identified both significant deficiencies and material weakness in our internal control over financial reporting, our management, including our CEO, concluded that our disclosure controls and procedures were not effective as of September 30, 2014 and 2013.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our CEO and CFO, we conducted evaluations of the effectiveness of our internal control over financial reporting based on the framework in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on those evaluations, our management concluded that, due to the significant deficiencies and material weakness described above, our internal control over financial reporting was not effective as of September 30, 2014 and 2013.

Remediation of Significant Deficiencies and Material Weakness in Internal Control over Financial Reporting

Through our increased awareness and remediation efforts, we believe that our actions will result in an improvement in our internal control over financial reporting in fiscal year 2015. Specifically, we plan to initiate a corporate-wide ERP implementation, conduct ongoing US GAAP trainings, and through our internal reviews and improved control procedures, we will identify certain prior accounting errors and make appropriate error corrections and disclosures, to prevent potential future material misstatements. In addition, we plan to make improvement throughout fiscal year 2015 to achieve our overall remediation target and objectives. Management believes that the actions described above will remediate the remaining significant deficiencies and material weakness we have identified in fiscal year 2014. As we work towards improvement of our internal control over financial reporting and implementation of the remediation measures, we may supplement or modify these remediation measures as appropriate.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the fourth quarter of fiscal year 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Executive Officers and Directors

The following table provides information on our executive officers and directors:

Name	Age	Position with the Company
Yuejian (James) Wang, Ph.D.	53	Chief Executive Officer, President and Chairman of Board
Yuwei Huang	60	Executive Vice President – Magnesium and director
Kong Tung	61	Director, President of Golden Magnesium

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

Yuwei Huang. Mr. Huang has served as our Executive Vice President – Magnesium since February 2009 and as Chief Executive Officer of our previous subsidiary, Chang Magnesium, since June 2006. Mr. Huang also serves as General Manager of YiWei Magnesium since the company was founded in 1999 and serves in various positions with its affiliated entities including Vice Chairman of Shanxi Golden Trust YiWei Magnesium Industry Co., Ltd. since 2002, Vice Chairman of Taiyuan Qingcheng YiWei Magnesium Industry Co., Ltd. since 2001, Vice Chairman and General Manager of Taiyuan Minwei Magnesium Industry Co., Ltd. since 2000, General Manager of Taiyuan YiWei Magnesium Factory since 1998 and Chairman of Shangxi NiChiMen YiWei Magnesium Co., Ltd. since 1994. YiWei Magnesium, a minority owner of Chang Magnesium, owns interests in seven magnesium factories, a magnesium alloy factory and a magnesium powder desulphurization reagent factory, all located in China.

With his extensive experience in developing and operating a variety of businesses engaged in the production of magnesium and related products in China, Mr. Huang provides our board with technical and operational expertise as well as the benefit of his significant knowledge of all aspects of the production and sale of magnesium and various related products.

Kong Tung. Mr. Tung has served as a member of our board since May 2011 and resigned his position as a Director due to personal health issues on March 26, 2015. Mr. Tung has been the president of our previous subsidiary Golden Magnesium since 2008.  Since 2003, Mr. Tung has also served as the president of Golden Trust Magnesium.  Mr. Tung has been the president of Beauty East since 1995 and its chairman since 1999. Mr. Tung graduated from Shanxi University, China in 1978 with a degree in engineering.

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

Shirley Xu, Controller. Ms. Xu has served as our Controller since January 2013. Ms. Xu is responsible for all internal control, overseeing general ledger accounting, monthly-end closing, taxation, banking, consolidation and financial reporting over all our subsidiaries. Ms Xu is also responsible for SEC financial reporting for our clients of our Consulting segment. From February 2011 to December 2012, Ms. Xu served as the Company’s Associate Controller. From October 2007 to January 2011, Ms. Xu served as senior accountant in our US headquarters. Prior to joining the Company, Ms. Xu was an accountant with Dayton Granger Inc. in Fort Lauderdale, FL and also served as a financial consultant with ING Group in Hong Kong. Ms. Xu received a BA degree in Accounting from Ramapo College in New Jersey in 1999 and she also has a BS degree in Engineering from Tongji University in China in 1991.

Katie Zhao, MBA, Vice President of Business Development. Ms. Zhao has served as Vice President, Business Development of our company since January 2012. Her responsibilities include corporate development, leading due diligence for mergers and acquisitions as well as in charge of internal operations at our US headquarters in Deerfield Beach, Florida. Ms. Zhao has strong leadership skills and analytical skills and has over 8 years of experience in marketing, business development and project management. Ms. Zhao served as Senior Account Executive from January 2010 to December 2011 and established US distribution channels for our clients in China. From May 2007 to December 2009, Ms Zhao served as our Project Manager and implemented networks between our offices in China and the US. Ms. Zhao has a Master's degree in Business Administration from Florida Atlantic University.

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

Board Committees

The Board has standing nominating and corporate governance committees. Information concerning the current membership and function of each committee is as follows:

Director	Nominating and Governance Committee Member
Yuejian (James) Wang, Ph.D. (1)	✓
Kong Tung (2)	✓
Yuwei Huang	✓

(1) Denotes Chairman.
(2) On March 26, 2015, Mr. Kong Tung resigned his position as a Director of CD International Enterprises, Inc. due to personal health issues. Mr. Tung's resignation is not due to any disagreement with the Company on any matter related to operations, policies or practices.

Compliance with Section 16 (a) of the Exchange Act

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(d) of the Exchange Act during fiscal year 2014 and 2013 and Forms 5 and amendments thereto furnished to us with respect to fiscal year 2014 and 2013, as well as any written representation from a reporting person that no Form 5 is required, we are not aware that any officer, director or 10% or greater shareholder failed to file on a timely basis, as disclosed in the aforementioned forms, reports required by Section 16(a) of the Exchange Act during fiscal year 2014 and 2013 with the exception of Mr. Andrew X. Wang, our former Chief Financial Officer, failed to timely file one report reporting three dispositions.

ITEM 11.	EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table summarizes all compensation recorded by us in fiscal year 2014 and fiscal year 2013:

•	our principal executive officer or other individuals serving in a similar capacity during fiscal year 2014;
•	our two most highly compensated executive officers other than our principal executive officer who were serving as executive officers on September 30, 2014 whose compensation exceed $100,000; and
•	up to two additional individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer at September 30, 2014.

For definitional purposes these individuals are sometimes referred to as the “named executive officers” as that term is defined under Rule 3b-7 of the Securities Exchange Act of 1934. The value attributable to any stock or option awards is computed in accordance with ASC Topic 718.  None of our named executive officers received compensation in the form of Non-Equity Incentive Plan Compensation, Nonqualified Deferred Compensation Earnings, or any other forms of compensation in excess of the $10,000 in aggregate in fiscal year 2014 and fiscal year 2013. The amounts reflected in columns (d) and (e) represent the dollar amount recognized for financial statement reporting purposes with respect to fiscal year 2014 and fiscal year 2013 for the fair value of securities granted in each respective year in accordance with ASC Topic 718. Pursuant to Securities and Exchange Commission rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. Our methodology, including its underlying estimates and assumptions used in calculating these values, is set forth in Note 15 to our consolidated financial statements appearing elsewhere in this report. These amounts reflect our accounting expense for these awards, and do not correspond to the actual value that may be realized upon exercise.

SUMMARY COMPENSATION TABLE
Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compen-sation ($) (g)	Non-Qualified Deferred Compen-sation Earnings ($) (h)	All Other Compen-sation ($) (i)	Total ($) (j)

Yuejian (James) Wang, Ph.D. (1)	2014	360,000	-	-	206,548	-	-	-	566,548
	2013	637,500	-	-	-	-	-	-	637,500

Yuwei Huang (2)	2014	196,464	-	-	-	-	-	-	196,464
	2013	549,380	-	-	-	-	-	-	549,380

Kong Tung (3)	2014	-	-	-	-	-	-	-	-
	2013	-	-	-	-	-	-	-	-

(1)
Dr. Wang has served as our Chief Executive Officer, President and Chairman since January 2009.  The amount in column (f) represents the fair value of option awards to Dr. Wang's 9,000,000 shares vest through three years from the beginning of fiscal 2014.

(2)	Mr. Huang has served as Executive Vice President – Magnesium since February 2009. Mr. Huang did not receive any compensation for director services.
(3)	Mr. Tung is President of Golden Magnesium. Mr. Tung did not receive any compensation for director services.

Executive Employment Agreements and Narrative Regarding Executive Compensation

Yuejian (James) Wang

On August 6, 2008, our board approved, based on the recommendation of the compensation committee, an employment agreement with Dr. Wang effective as of August 1, 2008.  Dr. Wang’s August 1, 2008 employment agreement expired on December 31, 2013. On July 2, 2013, Dr. Wang and the Company entered into a new employment agreement for the term of three years. The Agreement provided, among other things, payment of a base salary which increases annually at fixed amounts, eligibility to receive an annual incentive bonus, a discretionary bonus if approved by our board based on a recommendation of the compensation committee, participation in certain health and welfare benefit plans, an automobile allowance and an allowance for use of an email enabled mobile phone.

Dr. Wang’s August 1, 2008 employment agreement provides that he will serve as our chief executive officer and a member of our board through December 31, 2013 at a base salary of $166,667 from August 1, 2008 through December 31, 2009 and an annual base salary of $450,000 in 2009, $500,000 in 2010, $550,000 in 2011, $600,000 in 2012, $650,000 in 2013 and $360,000 in 2014.

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

Starting from Oct 1, 2013, Dr. Wang's cash salary was reduced from $50,000 to $30,000 per month. In return, the Company will award Dr. Wang an annual option to purchase three million shares of the Company’s common stock at $0.05 per share per year, vesting after September 30 of each year. Dr. Wang agrees that, for his unpaid cash salary accrued from January 2012 to September 2013, totaling $405,000, the Company has the option to pay him in a combination of stock and cash. In the event the Company issues the Company’s restricted stock, the common stock will be priced at $0.05 per share as payment. In addition, the Company has an option to pay him with its client company’s shares.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

As of June 5, 2015 we had 65,613,074 shares of common stock issued and outstanding. The following table sets forth information known to us as of June 5, 2015 relating to the beneficial ownership of shares of our common stock by:

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

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percentage of Class
Yuejian (James) Wang, Ph.D.	4,647,032	*	7.08%
Kong Tung	4,069,208		6.20%
All directors and executive officers as a group (two persons)	8,716,240		13.28%

* Not including the 9 million option shares from 2014 to 2016. Per employment agreement signed on July 2, 2013 and the employment amendment signed on September 30, 2013, Dr. Wang shall receive options to purchase 3 million shares of the Company stock at $0.05 per share per year, vesting after September 30 of each year.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth securities authorized for issuance under any equity compensation plans approved by our shareholders as well as any equity compensation plans not approved by our shareholders as of September 30, 2014.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Plan category
Plans approved by our shareholders:
2006 Equity Plan			10,000,000
2008 Executive Stock Incentive Plan			318,707
2008 Non-Executive Stock Incentive Plan			210,249
2013 Plan			10,400,000
Plans not approved by shareholders:
2006 Stock Plan			-
2012 Equity Compensation Plan			103,280

Equity Compensation Plans

We presently have six equity compensation plans including our 2006 Equity Compensation Plan ("2006 Equity Plan"), our 2006 Stock Compensation Plan ("2006 Stock Plan"), our 2008 Executive Stock Incentive Plan (the “2008 Executive Plan”), our 2008 Non-Executive Stock Incentive Plan (the “2008 Non-Executive Plan”), our 2012 Equity Compensation Plan (the “2012 Plan”) and our 2013 Employee and Consultant Stock Incentive and Compensation Plan (the "2013 Plan"). The purpose of the each of the plans is to advance the interests of our company by providing an incentive to attract, retain and motivate highly qualified and competent persons who are important to us and upon whose efforts and judgment the success of our company is largely dependent, including our officers and directors, key employees, consultants and independent contractors. Other than the 2008 Executive Plan under which grants may only be made to our executive officers, our officers, directors, key employees and consultants are eligible to receive awards under each of the plans.  Only our employees are eligible to receive incentive options.

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

From time to time we borrowed funds from related parties for working capital purposes, including from our Chief Executive Officer, and the brother of our Chief Executive Officer. At September 30, 2014 CD International owed to James (Yuejian) Wang, our Chief Executive Officer, a total of $485,464, and CDI Shanghai Management owed to Xiaowen Zhang , the brother of our Chief Executive Officer, a total of $46,152. At September 30, 2014 CD International and CDI Shanghai management also owed to Dragon Capital Group Corp., the company managed by the brother of our Chief Executive Officer, a total of $28,875.

From time to time we have entered into loan agreements with related parties for working capital purposes, including from our Chief Executive Officer, and our directors. These loans are generally unsecured and due on demand. At September 30, 2014 CD International owed James (Yuejian) Wang, our Chief Executive Officer and director, a total of $353,472 including aggregate principal loan amount of $300,000 and accrued interest of $53,472. At September 30, 2014 CD International owed Kong Tung, a director, a total of $669,600 including aggregate principal loan amount of $600,000 and accrued interest of $69,600.

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

Director Independence

None of the Company's directors is an “independent” director as that term is defined in the Nasdaq Marketplace Rules.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table shows the fees that were billed for the audit and other services provided by Malone-Bailey, LLP for fiscal year 2014 and 2013.

	2014	2013
Audit Fees	$120,000	$90,000
Audit-Related Fees	-	-
Other Fees	-	-
Total	$120,000	$90,000

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

Consistent with these policies and procedures, all audit services and non-audit services and all fees associated with such services performed by our independent registered public accounting firm in fiscal year 2014 and 2013 were pre-approved by audit committee.

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

10.6
Asia Magnesium Ownership Transfer Agreement dated July 1, 2007 between Jiang Dong and Capital Resource Management Co., Ltd. (incorporated herein by reference to Exhibit 10.2 as part of the Company’s Quarterly Report on Form 10-QSB for the period ended June 30, 2007 filed with the Commission on August 8, 2007).

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

CD INTERNATIONAL ENTERPRISES, INC.

Date: June 12, 2015	By:	/s/ Yuejian (James) Wang
Yuejian (James) Wang, Chief Executive Officer, President and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Yuejian (James) Wang	Chief Executive Officer, President and Chairman (principal executive officer)	June 12, 2015
Yuejian (James) Wang

/s/ Yuwei Huang	Executive Vice President - Magnesium, Director	June 12, 2015
Yuwei Huang

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 2014 AND 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
CD International Enterprises, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of CD International Enterprises, Inc. and Subsidiaries (collectively, the “Company”) as of September 30, 2014 and 2013, and the related consolidated statements of operations and comprehensive income (loss), changes in equity (deficit), and cash flows for the years ended September 30, 2014 and 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CD International Enterprises, Inc. and Subsidiaries as of September 30, 2014 and 2013 and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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
June 12, 2015

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of September 30, 2014 and 2013

	September 30,
	2014	2013

ASSETS
Current assets:
Cash and cash equivalents	$82,675	$186,162
Marketable securities available-for-sale	47,352	107,539
Accounts receivable	58,900	165,300
Loans, other receivable and prepaid expenses - related parties	3,255	586,071
Prepaid expenses and other current assets, net	991,420	2,619,248
Assets of discontinued operations	-	8,699,473
Inventories	3,877	-
Total current assets	1,187,479	12,363,793
Property, plant and equipment, net	86,682	137,353
Other long-term assets	346,851	-
Total assets	$1,621,012	$12,501,146

LIABILITIES AND EQUITY (DEFICIT)
Current liabilities:
Loans payable	$1,882,125	$1,089,975
Accounts payable and accrued expenses	770,096	1,151,905
Accounts, loans and other payables - related parties	1,583,563	320,939
Advances from customers	422,898	-
Derivative liabilities	1,848,041	1,398,253
Other liabilities	160,819	511,587
Liabilities of discontinued operations	1,600,050	38,238,416
Total current liabilities	8,267,592	42,711,075
Total liabilities	8,267,592	42,711,075

Equity (deficit):
Series A Convertible Preferred Stock: $.0001 par value, stated value $1,000 per share; 10,000,000 authorized, 1,006 shares outstanding at September 30, 2014 and 2013, respectively	1,006,250	1,006,250
Common Stock: $.0001 par value; 1,000,000,000 authorized; 60,847,474 and 58,399,636 issued and outstanding at September 30, 2014 and 2013, respectively	6,084	5,840
Additional paid-in capital	78,346,305	78,004,472
Accumulated other comprehensive loss	(788,955)	(80,000)
Accumulated deficit	(85,215,760)	(101,638,114)
Total CD International Enterprises, Inc's stockholders' deficit	(6,646,076)	(22,701,552)
Non-controlling interests	(504)	(7,508,377)
Total deficit	(6,646,580)	(30,209,929)
Total liabilities and deficit	$1,621,012	$12,501,146

The accompanying notes are an integral part of these consolidated financial statements.

CD INTERNATIONAL ENTERPRISES, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the fiscal years ended September 30, 2014 and 2013

	For the Years Ended September 30,
	2014	2013
Revenues	$1,714,538	$1,954,560
Cost of revenues	1,036,690	1,941,114
Gross profit	677,848	13,446
Operating expenses:
Selling, general, and administrative	5,257,019	4,664,712
Total operating expenses	5,257,019	4,664,712
Operating loss	(4,579,171)	(4,651,266)
Other income (expenses):
Other income	77,604	454,759
Interest expenses	(111,997)	(362,968)
Interest expenses- related parties	(102,133)	(2,660)
Realized gain on marketable securities available-for-sale	21,963	733,291
Loss on revaluation for receivable and payable of marketable securities available-for-sale	(55,385)	(8,063,303)
Change in fair value of derivative liability	(449,788)	256,635
Impairment loss on marketable securities available-for-sale	-	(28,500)
Total other expenses	(619,736)	(7,012,746)
Loss from continuing operations before income taxes	(5,198,907)	(11,664,012)
Income tax expense	-	-
Net loss from continuing operations	(5,198,907)	(11,664,012)
Discontinued operations:
Loss from discontinued operations, net of taxes	(14,986,899)	(18,977,297)
Gain on disposal of subsidiaries, net of taxes	33,949,995	3,687,776
Total income (loss) from discontinued operations, net of taxes	18,963,096	(15,289,521)
Net income (loss)	13,764,189	(26,953,533)
Less: Net loss attributable to non-controlling interests	(2,738,685)	(2,204,003)
Net income (loss) attributable to CD International Enterprises, Inc.	16,502,874	(24,749,530)
Dividends on series A preferred stock	(80,520)	(80,520)
Net income (loss) allocable to common stockholders	$16,422,354	$(24,830,050)
COMPREHENSIVE INCOME (LOSS):
Net income (loss)	$13,764,189	$(26,953,533)
Foreign currency translation adjustments	(591,846)	(667,714)
Unrealized gain (loss) on marketable securities available-for-sale	(112,099)	328,297
Comprehensive income (loss)	13,060,244	(27,292,950)
Net income (loss) attributable to non-controlling interests	(2,738,685)	(2,204,003)
Foreign currency translation adjustments - non-controlling interests	5,010	(127,138)
Comprehensive income (loss) attributable to CD International Enterprises, Inc.	15,793,919	(24,961,809)
Preferred stock dividend	(80,520)	(80,520)
Comprehensive income (loss) attributable to common stockholders	$15,713,399	$(25,042,329)
Basic and diluted net income (loss) per common share - basic:
Net loss from continuing operations	$(0.08)	$(0.21)
Net income (loss) from discontinued operations	0.34	(0.24)
Net income (loss) per common share	$0.26	$(0.46)
Basic and diluted net income (loss) per common share - diluted:
Net loss from continuing operations	$(0.08)	$(0.21)
Net income (loss) from discontinued operations	0.34	(0.24)
Net income (loss) per common share	$0.26	$(0.45)
Basic weighted average common shares outstanding	63,335,816	55,448,933
Diluted weighted average common shares outstanding	63,335,816	55,448,933

The accompanying notes are an integral part of these consolidated financial statements.

CD INTERNATIONAL ENTERPRISES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the fiscal years ended September 30, 2014 and 2013

	Preferred Stock		Common Stock
	Number of shares	Amount	Number of shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests	Total Equity

Balance, September 30, 2012	1,006	1,006,250	51,491,709	5,149	77,212,370	(76,808,064)	132,279	(5,177,236)	(3,629,252)
									-
Dividends paid to preferred stockholders	-	-	760,206	76	72,537	(80,520)	-	-	(7,907)
Restricted stock award - Employees	-	-	3,089,601	309	265,793	-	-	-	266,102
Restricted stock award - Consultants	-	-	2,858,120	286	283,792	-	-	-	284,078
Stock option exercised	-	-	200,000	20	19,980	-	-	-	20,000
Option and warrant expense	-	-	-	-	150,000	-	-	-	150,000
Net loss	-	-	-	-	-	(24,749,530)	-	(2,204,003)	(26,953,533)
Changes in cumulative foreign currency translation	-	-	-	-	-	-	(540,576)	(127,138)	(667,714)
Unrealized gain on marketable securities available-for-sale	-	-	-	-	-	-	328,297	-	328,297

Balance, September 30, 2013	1,006	1,006,250	58,399,636	5,840	78,004,472	(101,638,114)	(80,000)	(7,508,377)	(30,209,929)

Dividends declared to preferred stockholders	-	-	-	-	-	(80,520)	-	-	(80,520)
Common shares cancelled for disposal of subsidiaries	-	-	(8,325,949)	(833)	(498,724)	-	-	-	(499,557)
Restricted stock award - Employees	-	-	1,984,400	198	99,022	-	-	-	99,220
Restricted stock award - Consultants	-	-	5,589,387	559	375,307	-	-	-	375,866
Stock option exercised	-	-	3,200,000	320	159,680	-	-	-	160,000
Option and warrant expense	-	-	-	-	206,548	-	-	-	206,548
Net earnings (loss)	-	-	-	-	-	16,502,874	-	(2,738,685)	13,764,189
Disposal of subsidiaries	-	-	-	-	-	-	-	10,241,548	10,241,548
Changes in cumulative foreign currency translation	-	-	-	-	-	-	(596,856)	5,010	(591,846)
Unrealized loss on marketable securities available-for-sale	-	-	-	-	-	-	(112,099)	-	(112,099)

Balance, September 30, 2014	1,006	1,006,250	60,847,474	6,084	78,346,305	(85,215,760)	(788,955)	(504)	(6,646,580)

The accompanying notes are an integral part of these consolidated financial statements.

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the fiscal years ended September 30, 2014 and 2013

	For the Year Ended September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$13,764,189	(26,953,533)
(Income) loss from discontinued operations	(18,963,096)	15,289,521
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	41,857	120,692
Other-than-temporary impairment on marketable securities available-for-sale	-	28,500
Loss on disposal of property and equipment	8,590	22,710
Share issued to third parties for services provided	375,866	284,078
Share based compensation - employees	99,220	266,102
Stock option and warrant expenses	206,548	150,000
Realized gain on marketable securities available-for-sale	(21,963)	(733,291)
Marketable securities distributed to employee/consultants for compensation	-	129,480
Loss on revaluation for receivable and payable of marketable securities available-for-sale	-	8,063,303
Gain on settlement of accrued expenses with options	(32,152)	-
Change in fair value of derivative liability	449,788	(256,636)
Other loss due to revaluation of accounts receivable and accounts payable	55,386	-
Changes in operating assets and liabilities:
Accounts receivable	(76,775)	(119,260)
Prepaid expenses and other current assets, net	1,190,617	438,844
Advance to suppliers	2,659	-
Inventory	(3,877)	-
Accounts payable and accrued expenses	(296,623)	309,944
Loans, other receivable and prepaid expenses - related parties	582,802	(535,157)
Advances from customers	422,898	-
Other payable – related parties	69,587	-
Deferred revenue	(216,217)	-
Other liabilities	36,306	19,777
Net cash used in operating activities - continuing operations	(2,304,390)	(3,474,926)
Net cash used in operating activities - discontinued operations	(10,850,461)	(1,548,846)
NET CASH USED IN OPERATING ACTIVITIES	(13,154,851)	(5,023,772)

CASH FLOWS FROM INVESTING ACTIVITIES:
Change in restricted cash	-	17,779
Cash paid for purchase of property and equipment	-	(1,686)
Proceeds from disposal of subsidiaries	-	331,465
Loan to third parties	-	46,026
Cash paid on disposal of subsidiaries	(1,139,585)	(5,682)
Proceeds from sales of marketable securities available-for-sale	391,651	1,388,270
Net cash provided by (used in) investing activities - continuing operations	(747,934)	1,776,172
Net cash provided by investing activities - discontinued operations	3,585,267	900,000
NET CASH PROVIDED BY INVESTING ACTIVITES	2,837,333	2,676,172

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of loan to related party	-	(30,000)
Proceeds from loans	1,050,000	420,000
Borrowings from related parties	656,026	30,000
Proceeds from exercise of options	105,000	20,000
Payments of dividend	(39,390)	(912)
Payments on loans payable	(240,000)	(542,000)
Net cash provided by (used in) financing activities - continuing operations	1,531,636	(102,912)
Net cash provided by financing activities - discontinued operations	8,716,605	916,379
NET CASH PROVIDED BY FINANCING ACTIVITIES	10,248,241	813,467

EFFECT OF EXCHANGE RATE ON CASH	(387,224)	(1,175,308)
NET CHANGE IN CASH	(456,501)	(2,709,441)
CASH AT THE BEGINNING OF THE YEAR	539,176	3,248,617
CASH AT THE END OF THE YEAR	$82,675	$539,176
Less: Cash and Cash Equivalents of Discontinued Operations at the End of Year	$-	(353,014)
CASH AND CASH EQUIVALENTS AT THE END OF YEAR	$82,675	$186,162

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$63,743	$365,628
Income taxes paid	$-	$-
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Unrealized gain on marketable securities available-for-sale	$112,099	$328,297
Collection of AR in the form of marketable securities	$126,600	$121,881
Deferred revenue received in the form of marketable securities	$295,000	$130,000
Reclassification of related party balances to intercompany balances in connection with acquisition of subsidiaries	$1,243,477	$-

The accompanying notes are an integral part of these consolidated financial statements.

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014 and 2013

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business and Organization

CD International Enterprises, Inc. (“CDII”), a Florida corporation and its subsidiaries are referred to in this report as “we”, “us”, “our”, or “CD International.”

We are a U.S. based company that sources, produces and distributes industrial products in Asia and the Americas.  We also provide business and financial consulting services to public and private American and Chinese businesses.  We operate in two identifiable segments, as defined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 280, “Segment Reporting:” Mineral Trading and Consulting. We used to name “Mineral Trading segment” as “Basic Materials segment”. Basic Materials segment used to include our subsidiaries, Shanghai Lang Chemical Co., Ltd. ("Lang Chemical") and CDI (Beijing) International Trading Co., Ltd. ("CDI Beijing"). Since we disposed both subsidiaries on September 30, 2012, we focused on mineral trading business in South America, and we renamed our Basic Materials segment to Mineral Trading segment as of now. Beginning in 2006 we established our Consulting and Mineral Trading segments which grew through acquisitions of controlling interests in Chinese private companies.  We consolidate these acquisitions as either wholly or majority owned subsidiaries. Through our U.S. based industrial commodities business, established in 2009, we source, finance, manage logistics, and sell industrial commodities from North and South America for ultimate distribution in China which has been included in our Mineral Trading segment.

In our Mineral Trading segment, we source, finance, manage logistics, and sell industrial commodities from North and South America for ultimate distribution in China. In our Consulting segment, we provide business and financial consulting services to U.S. public companies that operate primarily in China. The consulting fees we charge vary based upon the scope of the services.

On September 30, 2014, the Company signed a share exchange agreement with Yuwei Huang (“Mr. Huang”), a related party, selling our Magnesium segment to Mr. Huang and in return, Mr. Huang and other parties have returned and cancelled 8,325,949 shares of the Company’s common stock held by such parties related to Mr. Huang. In addition, 41,524 shares of convertible series D preferred stock were cancelled within 10 business days after the share exchange agreement was signed. Historically, the Magnesium segment represented our largest segment by revenues and assets. We produced, sold and distributed pure magnesium ingots, magnesium powder and magnesium alloy. Since 2009, the magnesium spot price had not fully recovered to the pre-2009 level and the current spot price is approximately $2,200 per ton FOB China. Accordingly, we have generated negative gross margins and operating losses, and most of our magnesium facilities ceased production. Due to these losses, in 2013 and 2012, the Company decided to impair long-lived assets of the magnesium facilities. Results of operations, financial position and cash flows associated with the Magnesium segment are separately reported as disposed operations for all periods presented. For additional information, see Note 15 – Discontinued Operations.

During fourth quarter of fiscal 2014, the Company ceased the operations in Peru and Bolivia, due to high operation and maintenance cost, and continuous market price drop of the minerals.

For the fiscal year 2014 and 2013, subsidiaries included in continuing operations consisted of the following:

·	CDI China, Inc. (“CDI China"), a wholly owned subsidiary of CDII;
·	International Magnesium Group, Inc. (“IMG"), a wholly owned subsidiary of CDII;
·	CDII Minerals, Inc. (“CDII Minerals"), a wholly owned subsidiary of CDII;
·	CDII Chile, Ltda. (“CDII Chile”), a wholly owned subsidiary of CDII Minerals;
·	Empresa Minera CDII de Bolivia S.A., (“CDII Bolivia"), a wholly owned subsidiary of CDII Minerals;
·	China Direct Investments, Inc. (“China Direct Investments"), a wholly owned subsidiary of CDII;
·	CDI Shanghai Management Co., Ltd. (“CDI Shanghai Management"), a wholly owned subsidiary of CDI China; and
·	Capital Resource Management Co., Ltd. (“Capital Resource Management"), a wholly owned subsidiary of CDI Shanghai Management, formerly known as Capital One Resource Co., Ltd.; and
·	CDII Minerals de Peru SAC, (“CDII Peru"), a Peruvian company and a 50% owned subsidiary of CDII Minerals.

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014 and 2013

Basis of Presentation

We have defined various periods that are covered in this report as follows:

-	“fiscal year 2015” – October 1, 2014 through September 30, 2015
-	“fiscal year 2014” – October 1, 2013 through September 30, 2014
-	“fiscal year 2013” – October 1, 2012 through September 30, 2013

We prepared the consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the U.S. Securities and Exchange Commission (“SEC”) rules. We included all adjustments that are necessary for the fair presentation of our financial position, results of operations, and cash flows for the periods presented.

Going Concern

For the fiscal year 2014, the Company has incurred a net loss from continuing operations of approximately $5.2 million and used cash in operation of $13.2 million. The Company also has a working capital deficit of $7.1 million and an accumulated deficit of $85.2 million as of September 30, 2014. The Company’s cash and cash equivalent and revenues are not currently sufficient and cannot be projected to cover operating expenses in the coming year.  These factors raise substantial doubt as to the ability of the Company to continue as a going concern.  Management’s plans include attempting to raise funds through debt and equity financings and restructure on-going operations to eliminate inefficiencies and develop new business to meet operating needs. Management intends to make every effort to identify and develop sources of funds.  There is no assurance that management’s plans will be successful.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of consolidated revenue and expenses during the reporting period. Significant estimates include valuation of marketable securities available-for-sale, allowance for doubtful accounts, write-down in value of inventory, fair value of share-based compensation, the useful lives and impairment of property, plant and equipment, impairment of goodwill, intangible assets and other assets, and fair value of derivative liability.

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
SEPTEMBER 30, 2014 and 2013

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

Concentration of Credit Risks

Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash, trade accounts receivable and notes receivables. We deposit our cash with high credit quality financial institutions in the United States and China. As of September 30, 2014 and 2013, we had no bank deposits in the United States that exceeded federally insured limits. As of September 30, 2014 and 2013, we had deposits of $28,641 and 34,573 in banks in China, respectively. In China, there is no equivalent federal deposit insurance as in the United States, so the amounts held in banks in China are not insured. We have not experienced any losses in such bank accounts through September 30, 2014.

As of September 30, 2014 and 2013, bank deposits by geographic area were as follows:

Country	September 30, 2014		September 30, 2013
United States	$54,034	65%	$151,589	81%
China	28,641	35%	34,573	19%
Total cash and cash equivalents	$82,675	100%	$186,162	100%

In an effort to mitigate any potential risk, we periodically evaluate the credit quality of the financial institutions at which we hold deposits, both in the United States and China.

Accounts Receivable

Accounts receivable are reported at net realizable value. We have established an allowance for uncollectible accounts based upon factors pertaining to the credit risks of specific customers and clients, historical trends, aging of the receivable and other information.  Delinquent accounts are written off when it is determined that the amounts are uncollectible. As of September 30, 2014 and 2013, allowances for uncollectible accounts were $0.

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

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014 and 2013

The carrying amounts of the Company’s financial instruments, such as cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable and accrued expenses, taxes payable, advances from customers, and other current liabilities approximate their fair value due to the short term maturities of these instruments.

The Company’s loans payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at September 30, 2014 and 2013.

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

Recurring Fair Value Measurements

The Company uses Level 1 of the fair value hierarchy to measure the fair value of marketable securities and marks the marketable securities available for sale at fair value in the statement of financial position at each balance sheet date and reports the unrealized holding gains and losses for marketable securities available-for-sale in other comprehensive income (loss) until realized provided the unrealized holding gains and losses is temporary. If the fair value of investment in marketable securities available-for-sale is less than its cost basis at the balance sheet date of the reporting period for which impairment is assessed, and it is determined that the impairment is other than temporary, then an impairment loss is recognized in earnings equal to the entire difference between the investment’s cost and its fair value at the balance sheet date of the reporting period.

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

The financial assets and liabilities carried at fair value on a recurring basis at September 30, 2014 are as follows:

Financial assets and liabilities	Fair Value	Level 1	Level 2	Level 3
Marketable equity securities	$47,352	$47,352	$-	$-
Receivable of marketable equity securities	58,900	58,900	-	-
Payable to be settled with marketable securities	(55,135)	(55,135)	-	-
Derivative liabilities	(1,848,041)	-	-	(1,848,041)
	$(1,796,924)	$51,117	$-	$(1,848,041)

The financial assets and liabilities carried at fair value on a recurring basis at September 30, 2013 are as follows:

Financial assets and liabilities	Fair Value	Level 1	Level 2	Level 3
Marketable equity securities	$107,539	$107,539	$-	$-
Receivable of marketable equity securities	165,300	165,300	-	-
Payable to be settled with marketable securities	(51,000)	(51,000)	-	-
Derivative liabilities	(1,398,253)	-	-	(1,398,253)
	$(1,176,414)	$221,839	$-	$(1,398,253)

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
SEPTEMBER 30, 2014 and 2013

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

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of (i) prepayments to vendors for merchandise that have not yet been shipped, (ii) other prepaid expenses, (iii) loans receivable and (iv) other receivables. As of September 30, 2014 and 2013, prepaid expenses and other current assets were $991,420 and $2,619,248, respectively.

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

Advances from Customers

Advances from customers represent (i) prepayments to us for merchandise that have not yet been shipped to customers, and (ii) the fair value of securities received as compensation which will be amortized over the term of the respective consulting agreement.  We will recognize these advances as revenues as customers take delivery of the goods or when the services have been rendered, in compliance with our revenue recognition policy.  Advances from customers totaled $422,898 and $0 as of September 30, 2014 and 2013, respectively.

Comprehensive Income (Loss)

We follow ASC 220, “Comprehensive Income” to recognize the elements of comprehensive income (loss). Comprehensive income (loss) is comprised of net income (loss) and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders.  Our comprehensive income (loss) for fiscal year 2014 and 2013 included net income (loss), foreign currency translation adjustments, and change in unrealized gain (loss) on marketable securities available-for-sale, net of income taxes.

Foreign Currency Translation

The accompanying consolidated financial statements are presented in United States dollars.  The functional currency of our Chinese subsidiaries is the Renminbi (“RMB”), the official currency of the People’s Republic of China. Capital accounts of the consolidated financial statements are translated into United States dollars from RMB at their historical exchange rates when the capital transactions occurred.  Assets and liabilities are translated at the exchange rates as of the balance sheet date.  Income and expenditures are translated at the average exchange rates for the twelve month periods ended September 30, 2014 and September 30 2013, respectively.  A summary of the conversion rates for the periods presented is as follows:

	September 30, 2014	September 30, 2013
Period end ( RMB: U.S. dollar exchange rate)	6.1534	6.1364
Average fiscal year (RMB: U.S. dollar exchange rate)	6.1400	6.2320

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014 and 2013

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through PRC authorized institutions.  No representation is made that the RMB amounts could have been, or could be, converted into United States dollars at the rates applied in the translation.

Impairment of Long-Lived Assets

In accordance with ASC 360, “Property, Plant, and Equipment”, we periodically review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable.  We recognize an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset.  The amount of impairment is measured as the difference between the estimated fair value and the book value of the underlying asset.  We recorded impairment charges on property, plant and equipment on our magnesium and other facilities in fiscal year 2014 and 2013.

Impairment loss on long-lived assets from discontinued operations of $0 and $6.7 million was recorded in fiscal year 2014 and 2013, respectively. For discussions on impairments of long-lived assets, refer to Note 15.

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
SEPTEMBER 30, 2014 and 2013

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

For the periods presented, the computation of diluted earnings (loss) per share equaled basic earnings (loss) per share as the inclusion of any dilutive instruments would have had an anti-dilutive effect on the earnings per share calculation in the periods presented.

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

Stock-based Compensation

We account for the grant of stock options, warrants and restricted stock awards in accordance with ASC 718, “Compensation-Stock Compensation”.  ASC 718 requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity based compensation. Pursuant to ASC Topic 505-50, for share-based payments to consultants and other third-parties, compensation expense is determined at the “measurement date". The expense is recognized over the vesting period of the award. Until the measurement date is reached, the total amount of compensation expense remains uncertain. The Company records compensation expense based on the fair value of the award at the reporting date. The awards to consultants and other third-parties are then revalued, or the total compensation is recalculated, based on the then current fair value, at each subsequent reporting date.

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014 and 2013

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

In June 2014, the FASB issued ASU 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved After the Requisite Service Period”. The amendments in the ASU require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718, Compensation – Stock Compensation, as it relates to awards with performance conditions that affect vesting to account for such awards. The performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The adoption of ASU 2014-12 is not expected to have a material impact on the Company’s consolidated financial statements.

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014 and 2013

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

In April 2015, the FASB issued ASU 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs”. The amendments in the ASU are intended to simplify the presentation of debt issuance costs. These amendments require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU.  The amendments in this ASU are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

NOTE 2 – EARNINGS (LOSS) PER SHARE

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

The following table presents the computation of basic and diluted earnings (loss) per share for fiscal year 2014 and 2013:

	2014	2013
Net income (loss) allocable to common shareholders:
Continuing operations, net of taxes	$(5,198,907)	$(11,664,012)
Discontinued operations, net of taxes	21,701,781	(13,085,518)
Net income (loss) allocable to common shareholders	16,502,874	(24,749,530)
Less: preferred stock dividends	(80,520)	(80,520)

Net income (loss) allocable to common stockholders less preferred stock dividends	$16,422,354	$(24,830,050)

Basic weighted average common shares outstanding	63,335,816	55,448,933
Dilutive weighted average common shares outstanding	63,335,816	55,448,933

Net earnings (loss) per common share - basic:
Net loss from continuing operations	$(0.08)	$(0.21)
Net income (loss) from discontinued operations	0.34	(0.24)
Net earnings (loss) per common share - basic	$0.26	$(0.45)
Net earnings (loss) per common share - diluted:
Net loss from continuing operations	$(0.08)	$(0.21)
Net income (loss) from discontinued operations	0.34	(0.24)
Net earnings (loss) per common share - diluted	$0.26	$(0.45)

Common stock equivalents are not included in the denominator in periods when anti-dilutive. We excluded 9,000,480 shares of our common stock issuable upon exercise of options, 2,129,130 shares of our common stock issuable upon exercise of warrants and 30,800,688 shares issuable upon conversion of series A preferred stock as of September 30, 2014 as their effect was anti-dilutive. We excluded 12,325,480 shares of our common stock issuable upon exercise of options, 2,129,130 shares of our common stock issuable upon exercise of warrants and 29,191,088 shares issuable upon conversion of series A preferred stock as of September 30, 2013 as their effect was anti-dilutive.

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014 and 2013

NOTE 3 – ACQUISITION OF LINGSHI MAGNESIUM AND GOLDEN TRUST MAGNESIUM

On August 29, 2011, the Company entered into two equity transfer agreements to acquire all of the issued and outstanding capital stock of Golden Trust Magnesium Industry Co., Ltd. (“Golden Trust Magnesium”) and 80% ownership interest in Lingshi Xinghai Magnesium Industry Co., Ltd. (“Lingshi Magnesium”). Subsequently, the Company entered into three supplemental agreements to each of the two equity transfer agreements. Pursuant to the latest supplemental agreements, the aggregate purchase price was $26,395,586, payable as follows:

•
$15,046,676 in cash or in proceeds from repayment of our intercompany loans. As of September 30, 2013, $5,845,079 and $4,909,051 were paid to Golden Trust Magnesium and Lingshi Magnesium, respectively, and the balance of $2,204,430 and $2,088,115 remained unpaid to Golden Trust Magnesium and Lingshi Magnesium, respectively;

•
$6,652,825 in 7,032,583 shares of our common stock paid within 15 business days following the closing of the acquisitions, among which $4,320,436 was paid to Golden Trust Magnesium and $2,332,389 was paid to Lingshi Magnesium in fiscal year 2012;

•	$4,696,085 to Lingshi Magnesium by way of assignment of our interest in our former subsidiary Excel Rise Technology Co. Ltd. The amount was paid in full upon the close of the acquisition.

Golden Trust Magnesium owns and operates a pure magnesium ingot production facility located on approximately 502,000 square feet of land in Xiaoyi City, Shanxi Province, China, capable of producing up to 20,000 metric tons of pure magnesium per year. Lingshi Magnesium owns and operates a pure magnesium ingot production facility located on approximately 902,000 square feet of land in Jin Zhong City, Shanxi Province, China, capable of producing up to 12,000 metric tons of pure magnesium per year. Both Golden Trust Magnesium and Lingshi Magnesium were related parties before the acquisitions as they were legally represented by an officer of Chang Magnesium. Also see Note 9.

Under applicable PRC law, the acquisition of the equity interest in Golden Trust Magnesium and Lingshi Magnesium must be approved by appropriate foreign investment approval authority, and then registered with a competent branch of the State Administration of Industry and Commerce. Failure to obtain these necessary approvals may delay the transfer of the ownership to the Company.

The Company completed the acquisition of Lingshi Magnesium on August 12, 2013 and the acquisition of Golden Trust Magnesium on March 7, 2014. As a result, the common stock issued for the two acquisitions were revalued using the market prices on the dates when the ownership was transferred, and the fair value of the 7,032,583 shares of common stock issued for acquisitions of Lingshi Magnesium and Golden Trust Magnesium was determined to be $464,982.

However, when the Company was in the process of obtaining the approval and completing registration, due to the inability to operate economically, Lingshi Magnesium had ceased production and Golden Trust Magnesium had decreased the production to approximately 40% of its normal capacity. In addition, the two entities incurred losses in the operations. Based on these indicators, the Company decided to impair all of payments made for the above acquisitions and recorded the impairment on prepayment for acquisitions which amounted to $11,944,594 in fiscal year 2012.

Since the Company recorded the impairment on investments in acquisitions mentioned above, the considerations paid for the acquisitions were written down to zero. The following table summarizes the fair value of the assets acquired and liabilities assumed by CD International on the dates of the acquisitions of Lingshi Magnesium and Golden Trust Magnesium:

	Lingshi Magnesium	Golden Trust Magnesium

Current assets	$-	$3,125,120
Total identifiable assets	$-	$3,125,120

Current liabilities	$562,110	$(3,719,292)
Total identifiable liabilities	562,110	(3,719,292)
Total identifiable net assets	$(562,110)	$(594,172)
Goodwill	$562,110	$594,172

Due to the low production level and recurring losses of Goldeng Trust Magnesium, the goodwill related to acquisition of $594,172 was fully impaired as of September 30, 2014. As Lingshi Magnesium ceased production before we completed the acquisition, the goodwill related to acquisition of $562,110 was fully impaired as of September 30, 2013. In connection with the acquisition of Golden Trust Magnesium, the related party payable balance to Golden Trust Magnesium in the amount of $1,243,477 as of September 30, 2013 was reclassified to intercompany balance.

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014 and 2013

NOTE 4 – MARKETABLE SECURITIES AVAILABLE-FOR-SALE

Marketable securities available-for-sale and marketable securities available-for-sale-related party as of September 30, 2014 and 2013 consisted of the following financial instruments:

Company	September 30, 2014	% of Total	September 30, 2013	% of Total

Big Tree Group, Inc.	$-	-	$107,539	100%
China Logistics Group, Inc.	7,352	16%	-	-
Dragon Capital Group, Corp.	40,000	84%	-	-
Marketable securities available-for-sale	$47,352	100%	$107,539	100%

All the securities were received from our customers as consulting fees. During the year ended September 30, 2014 and 2013, we collected marketable securities originated from accounts receivable for the amount of $126,600 and $121,881, separately, and we collected marketable securities originated from deferred revenue for amount of $295,000 and $130,000, respectively. We categorize the securities as investments in marketable securities available-for-sale or investments in marketable securities available-for-sale-related parties.  These securities are quoted either on an exchange or on the over the counter market system. Some of the securities are restricted and cannot be readily sold by us absent a registration of those securities under the Securities Act of 1933 (the “Securities Act”) or the availability of an exemption from the registration requirements under the Securities Act.  Our policy is to liquidate the securities on a regular basis.  As these securities are often restricted, we are unable to liquidate them until the restriction is removed.  Unrealized gains or losses on marketable securities available-for-sale and on marketable securities available-for-sale-related party are recognized on a periodic basis as an element of comprehensive income based on changes in the fair value of the security. Once liquidated, realized gains or losses on the sale of marketable securities available-for-sale are reflected in earnings for the period in which the securities were liquidated.

Our marketable securities available-for-sale are carried at fair value. Under the guidance of ASC320, “Investments”, we periodically evaluate our marketable securities to determine whether a decline in their value is other than temporary.  Management utilizes criteria such as the magnitude and duration of the decline, in addition to the reasons underlying the decline, to determine whether the loss in value is other than temporary.  The term “other-than-temporary” is not intended to indicate that the decline is permanent.  It indicates that the prospects for a near term recovery of value are not necessarily favorable, or that there is a lack of evidence to support fair values equal to, or greater than, the carrying value of the investment.  Once a decline in value is determined to be other than temporary, the value of the security is reduced and a corresponding impairment charge to earnings is recognized.  In this assessment for various securities at September 30, 2014 and 2013, the guidance in ASC 320, “the Investment-Debt and Equity Securities”, is carefully followed.  In accordance with ASC 320-10-35-33, when an entity has decided to sell an impaired available-for-sale security and the entity does not expect the fair value of the security to fully recover before the expected time of sale, the security shall be deemed other-than-temporarily impaired in the period in which the decision to sell is made.  However, an entity shall recognize an impairment loss when the impairment is deemed other than temporary impairment even if a decision to sell has not been made.

For fiscal year 2014 and 2013, we had a loss related to other than temporary impairment of $0 and $28,500, respectively.  The table below represents the impairment of marketable securities as of September 30, 2013.

Company	Carrying value before impairment as of September 30, 2012	2013 Accumulated other comprehensive income (loss) before impairment	2013 other than temporary impairment loss	Carrying value after impairment as of September 30, 2013

ViaDerma, Inc.	$23,750	$4,750	$28,500	$-
Marketable securities available-for-sale	$23,750	$4,750	$28,500	$-

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014 and 2013

Marketable securities available-for-sale and marketable securities available-for-sale-related party are either valued at the date received or at the date when services are rendered. The fair market values as of September 30, 2014 and 2013 are as follows:

		Fiscal year 2014
	September 30, 2013	Fair value received/sold	Cost basis adjustment for other than temporary impairment	Unrealized loss	September 30, 2014

Investment in marketable securities available-for-sale	$107,539	$51,912	$-	$112,099	$47,352
Total Investment in securities available-for-sale	$107,539	$51,912	$-	$112,099	$47,352

		Fiscal year 2013
	September 30, 2012	Fair value received/sold	Cost basis adjustment for other than temporary impairment	Unrealized gain	September 30, 2013

Investment in marketable securities available-for-sale	$293,750	$(486,008)	$(28,500)	$328,297	$107,539
Total Investment in securities available-for-sale	$293,750	$(486,008)	$(28,500)	$328,297	$107,539

NOTE 5 – ACCOUNTS RECEIVABLE

Accounts receivables consist of receivables of marketable securities available-for-sale. These receivables are carried at fair market value. The changes in the fair market value of the marketable securities underlying the receivables are reflected in earnings for each period. As of September 30, 2014 and 2013, the fair value of receivables of securities available-for-sale was $58,900 and $165,300, respectively.

            At September 30, 2014, we have $18,900 receivable due from 9,000,000 shares of common stock of China Logistics Group, Inc (OTC: CHLO), and $40,000 due from 50,000,000 shares of common stock of Dragon Capital Group, Corp. (Pink Sheet: DRGV). At September 30, 2013, we have $116,550 receivable due from 15,750,000 shares of common stock of China Logistics Group, Inc (OTC: CHLO), and $48,750 due from 37,500,000 shares of common stock of Dragon Capital Group, Corp. (Pink Sheet: DRGV).

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014 and 2013

NOTE 6 - PREPAID EXPENSES AND OTHER CURRENT ASSETS

As of September 30, 2014 and 2013, prepaid expenses and other current assets, consisted of the following:

Description	September 30, 2014	September 30, 2013

Prepayments to vendors for merchandise that had not yet been shipped or services that had not been performed	$9,425	$12,084
Prepaid expenses	21,598	503,454
Receivables from disposal of subsidiaries (1) (2)	958,820	1,749,444
Other receivables	1,577	354,266
Total	$991,420	$2,619,248

(1)
On September 28, 2012, CDI China signed an equity transfer agreement with Black Stone Chemical Limited ("Black Stone"), Shanghai Lang Chemical Co., Ltd. (“Lang Chemical”), Qian Zhu and Jingdong Chen, the minority owners of Lang Chemical, to transfer its 51% equity interest in Lang Chemical to Black Stone, and the aggregate sales price was $1,221,532. As of September 30, 2014 and 2013, we have balance of receivable from Black Stone Chemical Limited of $0 and $621,532, respectively.

(2)
On September 30, 2012, CDI Shanghai Management entered into an equity transfer agreement with CDI Beijing and Chi Chen to transfer its 51% equity interest in CDI Beijing to Chi Chen, the minority owner of CDI Beijing and the aggregate sales price was $1,657,620. As of September 30, 2014 and 2013, we have a total receivable balance from Chi Chen of $1,305,671 and $1,337,323, respectively. On September 30, 2014, as $346,851 of the receivable from Chi Chen was estimated to be received in longer than one year according to an amended repayment schedule, such balance was included in other long-term assets.

NOTE 7 - PROPERTY, PLANT AND EQUIPMENT

As of September 30, 2014 and 2013, property, plant and equipment, consisted of the following:

Property, Plant and Equipment
Description	Useful Life	September 30, 2014	September 30, 2013

Building	10-40 years	$258,353	$258,353
Office equipment and furniture	3-5 year	432,338	468,834
Autos and trucks	5 year	51,751	51,751
Total		742,442	778,938
Less: accumulated depreciation		(655,760)	(641,585)
Property, Plant and Equipment, Net		$86,682	$137,353

For fiscal year 2014 and 2013, depreciation expense totaled $41,857 and $120,692, respectively.

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014 and 2013

NOTE 8 - LOANS PAYABLE

Loans payable at September 30, 2014 and 2013 consisted of the following:

Description	September 30, 2014	September 30, 2013

China Direct Investments loan from four Chinese citizens. Due on February 28, 2013, currently in default. 12% annual interest rate. Secured by 5,099,115 shares of the common stock of China Education International, Inc., which are deemed worthless	$1,000,000	$1,000,000

China Direct Investments loan from Marc Siegel, $72,125 and Richard Galterio $17,850. Due on March 31, 2013 and currently in default. Lenders agree to waive interest. Secured by pledge of certain assets of CD International Enterprises assets.	32,125	89,975

China Direct Investments loan from Draco Resources, Inc. Due on March 18, 2015. 2% annual interest rate. None secured.	200,000	-

CD International Enterprises loan from TCA Global Credit Master Fund, LP. Due on July 31, 2015, currently in default. 10% annual interest rate. Secured by pledge of assets of CD International Enterprises. (1)	650,000	-
Total	1,882,125	1,089,975
Less: current portion	(1,882,125)	(1,089,975)
Loans payable, long-term	$-	$-

(1)
On July 30, 2014, we closed a senior secured revolving credit facility agreement (the “Credit Agreement”) with TCA Global Credit Master Fund, LP (“TCA”), a Cayman Islands limited partnership. Pursuant to the Credit Agreement, TCA agreed to loan us up to a maximum of $5 million for working capital purposes. The initial credit line is $2,000,000 subject to funding in the discretion of TCA. In connection with the closing, an initial take down of $650,000 was funded by TCA. Any increase in the amount of the credit line from the initial amount up to the maximum amount is at the discretion of TCA. On July 31, 2014, we issued 3,154,115 restricted shares of our common stock valued at about $0.06 per share to TCA for a total of $175,000 for advisory services provided.

NOTE 9 - RELATED PARTY TRANSACTIONS

List of Related Parties

We have specified the following persons and entities as related parties with ending balances as of September 30, 2014 and 2013:

-
 Yuwei Huang, our executive vice president of our discontinued magnesium segment, and a member of our board of directors, is chairman of YiWei Magnesium, and chief executive officer and vice chairman of Shanxi Gu County Golden Magnesium Co., Ltd. ("Golden Magnesium");

-	Taiyuan Yiwei Magnesium Industry Co., Ltd. (“Yiwei Magnesium”), a company organized under the laws of the PRC, is a minority interest owner in Taiyuan Changxin Magnesium Co., Ltd. ("Chang Magnesium");
-	Shanxi Rixuan Yiwei Magnesium Co., Ltd. (“Rixuan Magnesium”), owned by Yuwei Huang;
-	Taiyuan Golden Magnesium Co., Ltd. (“Taiyuan Golden Magnesium”), owned by Yuwei Huang;
-	Lifei Huang, is the daughter of Yuwei Huang;
-	Pine Capital Enterprises Inc. (“Pine Capital”), a company organized under the laws of the Cayman Islands and of which Lifei Huang is the registered representative;
-	Wheaton Group Corp. (“Wheaton”), a company organized under the laws of Brunei Darussalam and of which Lifei Huang is the registered representative;
-	Xiaowen Zhuang, a management member of CDI Shanghai Management;
-	Kong Tung, a member of the Board of Directors, and chairman of Golden Magnesium, Beauty East International, Ltd. ("Beauty East"), and Golden Trust Magnesium;
-	Xumin Cui, the son-in-law of Yuwei Huang;

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014 and 2013

-
 Lingshi County Yihong Magnesium Co., Ltd. (“Yihong Magnesium”), a company organized under the laws of the PRC, is legally represented by an officer of Chang Magnesium. Yihong Magnesium is no longer a related party starting from January 1, 2014 as it terminated management agreement with Yiwei Magnesium since then;

-	Lingshi Magnesium, a company organized under the laws of the PRC, is legally represented by an officer of Chang Magnesium; Lingshi Magnesium was acquired by the Company on August 12, 2013;
-	Golden Trust Magnesium, a company organized under the laws of the PRC, is legally represented by an officer of Chang Magnesium; Golden Trust Magnesium was acquired by the Company on March 7, 2014;
-	James (Yuejian) Wang, the CEO of our company;
-	Lawrence Wang, the brother of James (Yuejian) Wang;
-	Dragon Capital Group, Corp. (“Dragon Capital”), a company organized under the laws of Nevada, USA, the principal owner of the which is Lawrance Wang; and
-	Mining & Logistics SRL (“Minging & Logistics”), a company organized under the laws of Bolivia, is owned by a management member of CDII Bolivia.

As of September 30, 2014, other receivables - related party were $3,255 and loan payables and other payables – related parties were $1,583,563 consisting of other payables – related parties of $560,491 and loan payables – related parties of $1,023,072 as set forth below:

Prepaid Expenses – Related Parties

As of September 30, 2014 and 2013, prepaid expenses – related parties for future delivery of inventory were $0 and $538,187, respectively, as follows:

CD International Subsidiary	Related Party	September 30, 2014	September 30, 2013

CDII Minerals	Mining & Logistics	$-	$396,617
CDII Bolivia	Mining & Logistics	-	141,570
Total Prepaid Expenses-related parties		$-	$538,187

Other Receivables- Related Parties

As of September 30, 2014 and 2013, other receivables-related parties for working capital purposes were $3,255 and $47,884, respectively, as follows:

CD International Subsidiary	Related Party	September 30, 2014	September 30, 2013

CDII Chile	Kong Tung	$3,255	$23,446
CDI Shanghai Management	Golden Trust Magnesium	-	11,401
CDI Shanghai Management	Dragon Capital	-	13,037
Total Other Receivable-Related Parties		$3,255	$47,884

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014 and 2013

Other Payables- Related Parties

As of September 30, 2014 and 2013, other payables-related parties for working capital purposes were $560,491 and $0, respectively, as follows:

CD International Subsidiary	Related Party	September 30, 2014	September 30, 2013

China Direct Investments	James (Yuejian) Wang	485,464	-
China Direct Investments	Dragon Capital	19,124	-
CDI Shanghai Management	Xiaowen Zhuang	46,152	-
CDI Shanghai Management	Dragon Capital	9,751	-
Total Other Payable-Related Parties		$560,491	$-

Loan Payables – Related Parties

As of September 30, 2014 and 2013, loan payables – related party for working capital purposes were $1,023,072 and $320,939, respectively, as follows:

CD International Subsidiary	Related Party	September 30, 2014	September 30, 2013

China Direct Investments	Kong Tung	$669,600	$-
China Direct Investments	James (Yuejian) Wang	353,472	320,939
Total Other Receivable-Related Parties		$1,023,072	$320,939

From time to time, China Direct Investments borrowed funds from James (Yuejian) Wang. At September 30, 2014 and 2013, CDII owed James Wang a total of $353,472 and $320,939, including aggregate principal loan amount of $300,000 and accrued interest of $53,472 and $20,939, respectively. The loans bear interest at 12% per annum with principal of $270,000 due on December 31, 2013, and $30,000 due on September 30, 2014. These loans are currently in default.

On April 7, 2014, China Direct Investments borrowed $600,000 from Kong Tung. The loan is due on January 7, 2015 and bears interest rate at 2% per month. At September 30, 2014, China Direct Investments owed Kong Tung a total of $669,600 including aggregate principal loan amount of $600,000 and accrued interest of $69,600.

NOTE 10 – OTHER LIABILITIES

Other liabilities included the following as of September 30, 2014 and 2013:

Account	September 30, 2014	September 30, 2013

Accrued salary payable	$1,368	$424,324
Accrued dividend payable	68,255	27,125
Other payable	91,196	60,138
Total other liabilities	$160,819	$511,587

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014 and 2013

NOTE 11 – CAPITAL STOCK

Preferred Stock and Related Dividends

As of September 30, 2014 and 2013, there were 1,006 shares of series A convertible preferred stock outstanding. The series A preferred stock has a stated value per share of $1,000, carries an 8% per annum dividend rate payable quarterly in arrears and was initially convertible into our common stock at $7.00 per share. The dividends are payable in cash or shares of our common stock, at our option, subject to certain provisions. The preferred stock holders also held warrants to purchase 143,750 shares of our common stock as of September 30, 2012. The warrant expired on February 11, 2013. The terms of the series A preferred stock and related warrants provide that if we sell common stock at a price per share less than the then exercise price of the warrants or the conversion price of the preferred stock, then we are required to reduce the exercise price of those warrants and the conversion price of the series A convertible preferred stock to the lower price of the subsequent sale. Since we have issued securities at prices lower than the exercise price of the $8.00 per share warrants and the $7.00 per share conversion price of the series A preferred, we reduced the exercise price of those outstanding securities. At September 30, 2014 and 2013, the exercise price of the warrants and the conversion price of the series A preferred were $0.05.

The dividends calculated at $80,520 per year are payable in cash or shares of our common stock at our option subject to certain provisions. If paid in shares of common stock, the stock shall be valued at the lower of the conversion price or the average of the weighted average price of the 10 consecutive trading days immediately preceding the dividend date. During fiscal year 2014, we paid $39,390 of ordinary dividends in cash. As of September 30, 2014, accrued dividend payable is $68,255. During fiscal year 2013, we paid $912 of ordinary dividends in cash and $72,613 in the form of 760,206 shares of our common stock on our series A convertible preferred stock. Out of the 760,206 common shares, 85,297 shares were issued for accrued dividend payable of $20,130 as of September 30, 2012, and the remaining 674,909 shares were issued for fiscal year 2013 dividend of $52,483. As of September 30, 2013, accrued dividend payable is $27,125.

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

As of September 30, 2014 and 2013, the carrying amounts of the derivative liabilities for preferred stock conversion option and warrants were $1,848,041 and $1,398,253, respectively. The net change in fair value during the period is included in change of fair value of derivative liability loss of $449,788 during fiscal year 2014 and income of $256,635 during fiscal year 2013.

Common Stock

We have 1,000,000,000 shares of common stock, par value $.0001, authorized. At September 30, 2014, there were 60,847,474 shares of common stock issued and outstanding and there were 58,399,636 shares of common stock issued and outstanding at September 30, 2013.

During fiscal year 2014, we issued a total of 10,773,787 shares of our common stock. 3,200,000 shares of common stock were issued in connection with the exercise of 3,200,000 stock options for proceeds totaling of $160,000, including the actual net cash we received of $105,000, $12,150 in receivables which had been collected in December of 2014, and $75,002 to pay off our debts and accrued liabilities, which resulted in $32,152 in gain on settlement due to the excess of liabilities forgiven. We also issued 5,589,387 shares to consultants for services, valued at $375,866. On September 12, 2014, we granted 1,984,400 shares of common stock to the employees as repayment for salaries owed in the past years, valued at $99,220. On September 30, 2014, we also cancelled 8,325,949 shares of our common stock held by parties related to Mr. Huang which were originally issued for our acquisitions of magnesium facilities. The fair market value for those shares was $499,557 on September 30, 2014.

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014 and 2013

During fiscal year 2013, we issued a total of 6,907,927 shares of our common stock comprised of: 200,000 shares of common stock in connection with the exercise of 200,000 stock options for cash proceeds of $20,000, and we paid $72,613 of ordinary dividends on our series A convertible preferred stock in the form of 760,206 shares of our common stock. We also issued 2,858,120 shares to consultants for services, valued at $284,078 and 3,089,601 shares to employees as compensation, valued at $266,102.

 Option and Warrants

The following table sets forth our stock option activities during fiscal year 2014 and 2013:

Description	Shares underlying options	Weighted average exercise price
Outstanding and exercisable at September 30, 2012	1,222,980	$20.55
Granted	12,200,000	0.05
Exercised	(200,000)	0.20
Expired	(897,500)	26.56
Balance at September 30, 2013	12,325,480	$0.15
Outstanding and Exercisable at September 30, 2013	3,325,480	$0.43
Exercised	(3,200,000)	$0.05
Expired	(125,000)	10.00
Balance at September 30, 2014	9,000,480	0.05
Outstanding and Exercisable at September 30, 2014	3,000,480	0.05

As of September 30, 2014 and 2013, we had 9,000,480 and 12,325,480 shares underlying options outstanding.

The remaining contractual life and exercise price of options outstanding and exercisable at September 30, 2014 are as follows:

Number of options outstanding and exercisable	Exercise price	Remaining contractual life (Years)
400	$2.25	0.60
80	$56.25	0.17
3,000,000	$0.05	3.00
3,000,480	$0.05

Common Stock Purchase Warrants

A summary of the status of our outstanding common stock purchase warrants granted as of September 30, 2014 and changes during the period is as follows:

	Shares underlying warrants	Weighted average exercise price
Outstanding and exercisable at September 30, 2012	4,035,380	$4.94
Expired	(1,906,250)	8.00
Outstanding and exercisable at September 30, 2013	2,129,130	$2.20
Outstanding and exercisable at September 30, 2014	2,129,130	$2.20

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014 and 2013

The following information applies to all warrants outstanding and exercisable at September 30, 2014.

Number of Warrants outstanding and exercisable	Exercise Price	Remaining contractual life (Years)
777,778	$2.00	2.83
1,351,352	$2.31	0.21
2,129,130	$2.20

The Company recognized a total of $206,548, and $150,000 stock option/warrant expenses for fiscal years ended September 30, 2014 and 2013, respectively. The value of option/warrant was calculated using Black Scholes Option Pricing Model based upon the following assumptions: dividend yield of 0%, volatility of 120% - 139%, risk free rate of 0.48% - 1.20%, and an expected term of 2.5 to 4.5 years.

NOTE 12 – NON-CONTROLLING INTERESTS

As of September 30, 2014 and 2013, our consolidated balance sheets reflected total non-controlling interests of ($504) and ($7,508,377), respectively, which represent the equity portion of our subsidiaries held by non-controlling investors in Mineral Trading segment and Magnesium segment. $10,241,548 was removed from non-controlling interests due to the disposal of subsidiaries in the Magnesium segment. See Note 15 – discontinued operations for additional information.

NOTE 13 - SEGMENT INFORMATION

For fiscal year 2014 and 2013, the Company operated in two reportable business segments - (1) Mineral Trading, formerly Bisc Materials segment, where we sell and distribute of a variety of products, including iron ore products, non -ferrous metals, recycled materials, and industrial commodities, and (2) the Consulting segment where we provide business and financial consulting services to U.S. public companies that operate primarily in China. The Company's reportable segments are strategic business units that offer different products. They are managed separately based on the fundamental differences in their operations.  Information with respect to these reportable business segments for the fiscal year 2014 and 2013 are as follows:

Revenues:	2014	2013
Mineral Trading	$799,759	$1,579,707
Consulting	914,779	374,853
Total revenue:	$1,714,538	$1,954,560

Depreciation:	2014	2013
Mineral Trading	4,490	$12,380
Consulting	37,367	108,312
Total depreciation:	$41,857	$120,692

Interest expense and interest expense – relate party:	2014	2013
Mineral Trading	$6,447	$147,593
Consulting	207,683	218,035
Total interest expense and interest expense – relate party:	$214,130	$365,628

Net loss from continuing operations:	2014	2013
Mineral Trading	$2,131,790	$150,337
Consulting	3,067,117	11,513,675
Total net loss from continuing operations:	$5,198,907	$11,664,012

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014 and 2013

Total tangible assets by segment as of September 30, 2014 and 2013 are as follows:

	September 30, 2014	September 30, 2013
Mineral Trading	$3,478	$9,057
Consulting	83,204	128,296
Total assets	$86,682	$137,353

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

The components of income (loss) before income taxes for fiscal year 2014 and 2013 consisted of the following:

Description	September 30, 2014	September 30, 2013

U.S. Operations	$(5,064,971)	$(8,865,185)
China Operations	43,957	(344,615)
Brunei Operations	(177,893)	(2,454,212)
Discontinued Operations	18,963,096	(15,289,521)
Total income (loss) before income taxes	$13,764,189	$(26,953,533)

We did not incur any income tax expenses from continuing operations for fiscal year 2014 and 2013. In fiscal year 2014, the income from discontinued operations was primarily from the gain on disposal of discontinued operations. However, as the Company received nominal considerations for disposal of subsidiaries, the gain on disposal of discontinued operations did not have any income tax implications.

The significant components of our net deferred tax assets and liabilities consisted of federal net operating loss carry forwards. U.S. GAAP requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management has determined that a full valuation allowance of approximately $13.4 million and $11.9 million against its net deferred taxes is necessary as of September 30, 2014 and 2013, respectively. Therefore, our net deferred tax asset is zero as of September 30, 2014 and 2013, respectively.

As of September 30, 2014 and 2013, we had approximately $38.4 million and $34.0 million of U.S. net operating loss carryforwards remaining, which will expire beginning in 2029. The Internal Revenue Service (IRS) is currently auditing our consolidated income tax return for 2008. The IRS has proposed an adjustment to our 2008 taxable income due to transfer pricing issue of $10.1 million. However, we have retained an independent accounting firm that has conducted an independent transfer pricing study. In May 2013, the case was sent to the Appeals division of the Internal Revenue Service. At present we are in the process of waiting for the Service to assign an examiner to determine the validity of our position as it relates to the transfer pricing issue. As a result of such study, we anticipate that any adjustment would be limited to $5 million.

NOTE 15 – DISCONTINUED OPERATIONS

Subsidiaries to be Disposed

In April, 2015, the Company sold its entire 95% equity interest in CDI Jingkun Zinc and 100% equity interest in CDI Metal to Xiaowen Zhuang, a related party individual. The Company also sold its 100% equity interest in CDI Jixiang Metal to Dragon Capital Group Corp, a related party company. As a result, results of operations, financial position and cash flows associated with CDI Jingkun Zinc, CDI Metal and CDI Jixiang Metal are also reported as discontinued operations for all periods presented.

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014 and 2013

Subsidiaries Disposed

On September 30, 2014, the Company entered into a share exchange agreement to dispose its Magnesium segment as a result of the repositioning of the Company in view of the deterioration of operating results from Magnesium segment. The Company sold the Magnesium segment to Mr. Huang and in return, Mr. Huang and other parties have returned and cancelled 8,325,949 shares of the Company’s common stock held by such parties related to Mr. Huang. In addition, 41,524 shares of convertible series D preferred stock were cancelled within 10 business days after the share exchange agreement was signed. Pursuant to the terms of the agreement, the Company sold its 100% equity interest in Asia Magnesium Corporation Limited ("Asia Magnesium"), 100% interest in Beauty East, 100% equity interest in Marvelous Honor Holdings Inc. ("Marvelous Honor"), entire 51% equity interest in Baotou Changxin Magnesium Co., Ltd ("Baotou Changxin Magnesium"), 100% equity interest in Lingshi Magnesium, entire 80% equity interest in Taiyuan Ruiming Yiwei Magnesium Co., Ltd. ("Ruiming Magnesium"), entire 51% equity interest in Chang Magnesium, entire 100% equity interest in Taiyuan Changxin YiWei Trading Co., Ltd. ("Chang Trading"), 100% equity interest in Golden Trust Magnesium, and 100% equity interest in  International Magnesium Trading Corp. ("IMTC"). The Company recorded impairment loss on the assets of the discontinued magnesium operations in the prior fiscal years, as a result, the Company had a gain on disposal of Magnesium segment totaling $33,949,995 in fiscal year 2014, which was reported as part of “discontinued operations” for the year ended September 30, 2014.

On September 28, 2013, through our wholly-owned subsidiary Asia Magnesium and Beauty East, we sold our 100% equity interest in Golden Magnesium pursuant to the terms of two equity transfer agreements, including a 52% equity transfer agreement between Asia Magnesium and Tianjin Zhengtai Xinyuan Trading Co., Ltd. ("Tianjin Trading") and a 48% equity transfer agreement between Beauty East and Tianjin Trading. Under the terms of the equity transfer agreements, Tianjin Trading, an unrelated third party, purchased 100% of our interest in Golden Magnesium for an aggregate purchase price of RMB 14,000,000 (approximately $2,281,468). Of this amount, Asia Magnesium should receive RMB 7,280,000 (approximately $1,186,363), Beauty East should receive RMB 6,720,000 (approximately $1,095,105). The management of the Company determined that the payment was unlikely to be received, and expensed the total amount of RMB14,000,000 in fiscal year 2013. Golden Magnesium owns and operates a magnesium facility capable of producing 12,000 metric tons of pure magnesium per year located on approximately 1.1 million square feet of land located in Yueyang of Gu County in the Shanxi Province, China. The gain on disposal of Golden Magnesium was $3,687,776, which was reported as part of “discontinued operations” for the year ended September 30, 2013.

Impairment of Long-lived Assets of Discontinued Operations

The Company has no impairment of Long-lived Assets of Discontinued Operations in fiscal year 2014.

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
SEPTEMBER 30, 2014 and 2013

Summarized Financial Information for Discontinued Operations

After impairment charges, the carrying amounts of the major classes of assets and liabilities of discontinued operations as of September 30, 2014 and 2013 were as follows:

	September 30,	September 30,
	2014	2013

Assets of discontinued operations:
Cash and cash equivalents	$-	$353,014
Accounts receivable	-	2,794,796
Accounts, loans, other receivable and prepaid expenses - related parties	-	3,778,127
Inventories, net	-	1,082,933
Prepaid expenses and other current assets, net	-	616,978
Restricted cash, current	-	4,398
Property, plant and equipment, net	-	27,114
Intangible assets	-	41,950
Other long-term assets	-	163
Total assets of discontinued operations	$-	$8,699,473

Liabilities of discontinued operations:
Loans payable-short term	$-	$97,777
Accounts payable and accrued expenses	6,920	4,120,003
Accounts and other payables-related parties	29,252	13,527,674
Advances from customers	52,870	6,719,316
Deferred revenue	-	11,899,391
Other liability	1,499,113	1,560,303
Accrued salary payable	11,895	158,898
Tax payable	-	155,054
Total liabilities of discontinued operations	$1,600,050	$38,238,416

The following table presents the results of discontinued operations in fiscal year 2014 and 2013:

	For the Twelve Months ended September 30,
	2014	2013
Revenues:
Revenues	$47,656,268	$36,439,223
Revenue-related parties	-	3,936,987
Total revenues	47,656,268	40,376,210

Cost of revenues	50,478,353	45,136,342

Loss before income taxes	(14,986,899)	(18,972,377)

Income tax expense	-	(4,920)

Loss from discontinuing operations	(14,986,899)	(18,977,297)
Gain from disposal, net of taxes	33,949,995	3,687,776
Total (Loss) Gain from discontinued operations	$18,963,096	$(15,289,521)

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014 and 2013

As of September 30, 2014 and 2013, the details of accounts, loans, other receivable and prepaid expenses - related parties were as follows:

CD International Subsidiary	Related Party	September 30, 2014	September 30, 2013

Ruiming Magnesium	Yiwei Magnesium	$-	$3,491,397
Ruiming Magnesium	Rixuan Magnesium	-	44,001
Ruiming Magnesium	Pine Capital	-	39,167
Ruiming Magnesium	Golden Trust Magnesium	-	81,189
IMTC	Pine Capital	-	122,373

Total accounts, loans, other receivable and prepaid expenses - related parties		$-	$3,778,127

As of September 30, 2014 and 2013, the details of accounts and other payables - related parties were as follows:

CD International Subsidiary	Related Party	September 30, 2014	September 30, 2013

Ruiming Magnesium	Rixuan Magnesium	$-	$48,351
Ruiming Magnesium	Golden Trust Magnesium	-	1,088,177
Chang Magnesium	Yiwei Magnesium	-	99,407
Chang Magnesium	Golden Trust Magnesium	-	150,247
Baotou Changxin Magnesium	Excel Rise	-	4,792,068
Lingshi Magnesium	Yiwei Magnesium	-	5,782
CDI Metal	Xiaowen Zhuang	29,252	29,333
Beauty East	Kong Tung	-	92,536
IMTC	Yuwei Huang	-	4,321,000
IMTC	Xumin Cui	-	2,500,000

Total accounts and other payables - related parties		$29,252	$13,527,674

For the years ended September 30, 2014 and 2013, details of revenues from related parties were as follows:

		For the Twelve Months ended September 30,
CD International Subsidiary	Related Party	2014	2013

Ruiming Magnesium	Yihong Magnesium	$-	$21,875
Ruiming Magnesium	Pine Capital	-	3,915,112
Total revenues - related parties		$-	$3,936,987

NOTE 16 - COMMITMENTS AND CONTINGENCIES

Leases

We signed a lease agreement on September 1, 2013 of approximately 6,170 square feet of office space at 431 Fairway Dr Ste 200, Deerfield Beach FL 33441 for an expense of approximately $209,078 annually. The lease expires on March 31, 2019. On May 1, 2015, we signed an amendment to amend and restate the lease agreement of September 1, 2013,downsizing the office space to 4,694 square feet at the same location for an annual expense of approximately $207,108. In fiscal year 2014 and 2013, our lease expense was $210,515 and $358,764, respectively.

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014 and 2013

CDI Shanghai Management leases approximately 1,500 square feet of office space in Shanghai for an annual expense of approximately $57,100 (RMB 350,592) in fiscal year 2014. On September 25, 2014, CDI Shanghai Management signed a lease for a new office place of approximately 1,127 square feet of office space in Shanghai, for an annual expense of approximately $17,170 (RMB105,600) per year. The lease term begins on October 1, 2014 and expires on September 30, 2015.

On September 30, 2014, future annual lease payments due pursuant to operating leases amounts to the following:

Fiscal Year Ended September 30,

2015	180,412
2016	142,788
2017	157,489
2018	167,356
2019	85,960
Total	$734,005

Income Tax Matters

The IRS is currently auditing our consolidated income tax return for 2008. The IRS has proposed an adjustment to our 2008 taxable income and penalties of approximately $4.6 million (approximately $3.1 million in income tax and $1.5 million in penalties) primarily related to transfer pricing issues pursuant to IRC section 482. In May 2013, the case was sent to the Appeals division of the Internal Revenue Service. At present we are in the process of waiting for the Service to assign an examiner to determine the validity of our position as it relates to the transfer pricing issue and revenue reorganization of restricted stock. We retained an independent accounting firm that has conducted an independent transfer pricing study, an evaluation of the tax basis value of marketable securities received for services, and an analysis of the allocation of the related costs and expenses associated with such revenues. As a result of such study and as a result of net operating tax loss carry forwards, we believe that no income tax or penalties will be accessed against us by the IRS and we intend to vigorously defend our position including an appeal in the U.S. Tax Court. If we are unable to defend our position, any such adjustment could have a material effect on the Company’s results of operations and financial position and liquidity.

Legal Contingencies

Our wholly owned subsidiaries, China Direct Investments, Inc. (“China Direct”) and Capital Resource Management Co., Ltd. (“Capital Resource”), and our Company are involved in the following litigation with a shareholder of Linkwell Corporation, Ltd. (“Plaintiff”):

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

In addition, Plaintiff contended that the “Non-Director Defendants" – including the Company and its subsidiaries, China Direct and Capital Resource – aided and abetted those breaches and conspired with the Director Defendants to commit those breaches. The Plaintiff also contended that all defendants were unjustly enriched and are liable for attorney’s fees. China Direct and Capital Resource are alleged to have acted as consultants who were the “principal moving force” behind the challenged transaction, for which consulting services each is alleged to have received shares of Linkwell common stock.

Subsequent to the filing of the initial complaint, Linkwell’s Board of Directors unwound the challenged transaction and the shares received by China Direct and Capital Resource were returned to Linkwell. The Company, as well as China Direct and Capital Resource, has denied all liability and intends to contest the matter vigorously.

On February 14, 2014, Metamining, Inc., Metamining Nevada, Inc., Song Qiang Chen, and Ling Li submitted their objections to Linkwell’s affidavit pursuant to Federal Rule of Civil Procedure 37 for payment of expenses including attorney’s fees. The Company has also produced documents and interrogatory responses in response to discovery served by Linkwell. A pretrial conference is scheduled for August 28, 2015. As of June 2014, the Plaintiff claimed that his attorneys’ fees and costs exceeded $1 million. As of June 12, 2015, the Company has paid to the attorney of the Plaintiff, Wolf Haldenstein Adler Freeman & Herz, LLP, $33,000 for the attorney fees claimed.

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014 and 2013

NOTE 17 - SUBSEQUENT EVENTS

On October 9, 2014, we issued 500,000 restricted shares of our common stock valued at $0.06 per share to Bear Creek Capital LLC as compensation for consulting services rendered by Bear Creek Capital LLC. In addition, the recipient is a sophisticated investor and had access to information normally provided in a prospectus regarding us. In addition, we will issue Bear Creek Capital LLC 250,000 warrants at a cashless strike price of $0.25 per share for 3 years.

On October 9, 2014, we issued 1,000,000 restricted shares of our common stock valued at $0.06 per share to Ross Friedman as a finder fee. In addition, the recipient is a sophisticated investor and had access to information normally provided in a prospectus regarding us.

On January 21, 2015, we issued 5,000,000 restricted shares of our common stock valued at $0.03 per share to Hui Dong as consulting fees. In addition, the recipient is a sophisticated investor and had access to information normally provided in a prospectus regarding us.

On April 28, 2015, the Company entered into an agreement with Xiaowen Zhuang, a Chinese individual, to transfer its entire 95% equity interst and all liabilities in CDI Jingkun Zinc and 100% equity interest and all liabilities in CDI Metal to Xiaowen Zhuang for a consideration of $0.

On April 30, 2015, the Company entered into an agreement with Dragon Capital Group Corp, to transfer its 100% equity interest and all liabilities in CDI Jixiang Metal for a consideration of $0.

On May 28, 2015, we entered into four stock purchase agreements with four Chinese citizens converting the four promissory notes originally signed on August 21, 2012 in an aggregate amount of $1,000,000 into 20 million shares of CDII common stock at $0.05 per share. The original promissory notes were due on February 28, 2013 and bear an interest rate of 12% per annum.