Form 10-Q
period 2013-12-31
CD INTERNATIONAL ENTERPRISES, INC.
filed 2015-06-26
CIK 1088787

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date, there are 65,613,074 shares of common stock are issued and outstanding as of June 24, 2015.

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

Magnesium Segment

•
“Chang Magnesium", refers to Taiyuan Changxin Magnesium Co., Ltd., a company organized under the laws of the PRC and a 51% owned subsidiary of CDI China, which was to be disposed of in the fourth quarter of fiscal year 2014;

•
“Chang Trading”, refers to Taiyuan Changxin YiWei Trading Co., Ltd., a company organized under the laws of the PRC and a wholly owned subsidiary of Chang Magnesium, which was to be disposed of in the fourth quarter of fiscal year 2014;

•
“Asia Magnesium”, refers to Asia Magnesium Corporation Limited, a company organized under the laws of Hong Kong and a wholly owned subsidiary of Capital Resource Management, which was to be disposed of in the fourth quarter of fiscal year 2014;

•
“Golden Magnesium" refers to Shanxi Gu County Golden Magnesium Co., Ltd., a company organized under the laws of the PRC and a 100% owned subsidiary of CDI China, which was disposed of in the fourth quarter of fiscal year 2013;

•
“Baotou Changxin Magnesium”, refers to Baotou Changxin Magnesium Co., Ltd., a company organized under the laws of the PRC, a 51% owned subsidiary of CDI China, which was to be disposed of in the fourth quarter of fiscal year 2014;

•
“IMTC” or “International Magnesium Trading”, refers to International Magnesium Trading Corp., a company organized under the laws of Brunei and a 100% owned subsidiary of IMG, which was to be disposed of in the fourth quarter of fiscal year 2014;

•
“Ruiming Magnesium”, refers to Taiyuan Ruiming Yiwei Magnesium Co., Ltd., a company organized under the laws of the PRC and an 80% majority owned subsidiary of CDI China, which was to be disposed of in the fourth quarter of fiscal year 2014;

•	“Beauty East”, refers to Beauty East International, Ltd., a Hong Kong company and a wholly owned subsidiary of CDI China, which was to be disposed of in the fourth quarter of fiscal year 2014;
•	“Marvelous Honor”，refers to Marvelous Honor Holdings Inc., a Brunei company and a wholly owned subsidiary of CDI China, which was to be disposed of in the fourth quarter of fiscal year 2014; and
•
 “Lingshi Magnesium”, refers to Lingshi Xinghai Magnesium Industry Co., Ltd.，a company organized under the laws of the PRC and a wholly  owned subsidiary of Ruiming Magnesium, which was to be disposed of in the fourth quarter of fiscal year 2014.

Basic Materials/ Mineral Trading Segment

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

•
“CDI Beijing” refers to CDI (Beijing) International Trading Co., Ltd., a company organized under the laws of the PRC and a 51% owned subsidiary of CDI Shanghai Management, which we disposed of in the fourth quarter of fiscal 2012;

•	“CDII Trading” refers to CDII Trading, Inc., a Florida corporation and a 100% owned subsidiary of CD International Industries;
•	"CDII Minerals" refers to CDII Minerals, Inc., a Florida corporation and a wholly owned subsidiary of CD International;
•	"CDII Chile" refers to Inversiones CDII Chile, Ltda., a Chilean company and a wholly owned subsidiary of CDII Minerals;
•	"CDII Peru" refers to CDII Minerals de Peru SAC, a Peruvian company and a 50% owned subsidiary of CDII Minerals; and
•	"CDII Bolivia" refers to Empresa Minera CDII de Bolivia S.A., a Bolivian company and a wholly owned subsidiary of CDII Minerals; and
•	“IMG” or “International Magnesium Group”, refers to International Magnesium Group, Inc., a Florida corporation and a 100% owned subsidiary of CD International Industries;

Consulting Segment

•	“China Direct Investments”, refers to China Direct Investments, Inc., a Florida corporation, and a wholly owned subsidiary of CD International;
•	“CDI Shanghai Management”, refers to CDI Shanghai Management Co., Ltd., a company organized under the laws of the PRC and a wholly owned subsidiary of CDI China; and
•
“Capital Resource Management”, refers to Capital Resource Management Co., Ltd., a Brunei company, and a wholly owned subsidiary of CDI Shanghai Management, formerly known as Capital One Resource Co., Ltd.

PART 1 – FINANCIAL INFORMATION

Item 1.  Financial Statements.

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of December 31, 2013 and September 30, 2013

	December 31,	September 30,
	2013	2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$374,975	$186,162
Marketable securities available-for-sale	369,100	107,539
Accounts receivable	132,104	165,300
Loans, other receivable and prepaid expenses - related parties	561,684	586,071
Prepaid expenses and other current assets, net	1,506,013	2,619,248
Assets of discontinued operations	6,292,573	8,699,473
Inventories	17,066	-
Total current assets	9,253,515	12,363,793
Property, plant and equipment, net	128,338	137,353
Other long-term assets	676,602	-
Total assets	$10,058,455	$12,501,146

LIABILITIES AND EQUITY (DEFICIT)
Current liabilities:
Loans payable	$1,272,125	$1,089,975
Accounts payable and accrued expenses	601,600	1,151,905
Accounts, loans and other payables - related parties	413,902	320,939
Advances from customers	343,468	-
Derivative liabilities	2,589,720	1,398,253
Other liabilities	882,123	511,587
Liabilities of discontinued operations	44,439,163	38,238,416
Total current liabilities	50,542,101	42,711,075
Total liabilities	50,542,101	42,711,075

Equity (deficit):
Series A convertible preferred stock: $.0001 par value, stated value $1,000 per share; 10,000,000 authorized, 1,006 shares outstanding at December 31, 2013 and September 30, 2013, respectively	1,006,250	1,006,250
Common stock: $.0001 par value; 1,000,000,000 authorized; 63,209,636 and 58,399,636 issued and outstanding at December 31, 2013 and September 30, 2013, respectively	6,321	5,840
Additional paid-in capital	78,377,067	78,004,472
Accumulated other comprehensive income (loss)	428,559	(80,000)
Accumulated deficit	(110,336,755)	(101,638,114)
Total CD International Enterprises, Inc.'s stockholders' deficit	(30,518,558)	(22,701,552)
Non-controlling interests	(9,965,088)	(7,508,377)
Total deficit	(40,483,646)	(30,209,929)
Total liabilities and deficit	$10,058,455	$12,501,146

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CD INTERNATIONAL ENTERPRISES, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the three months ended December 31, 2013 and 2012
(Unaudited)

	For the Three Months Ended December 31,
	2013	2012
Revenues	$380,576	$576,269
Cost of revenues	133,242	610,853
Gross profit	247,334	(34,584)
Operating expenses:
Selling, general, and administrative	1,090,329	1,067,379
Total operating expenses	1,090,329	1,067,379
Operating loss	(842,995)	(1,101,963)
Other income (expenses):
Other income	133,608	214,179
Interest expenses	(16,134)	(62,018)
Interest expenses - related parties	(8,100)	-
Realized gain on marketable securities available-for-sale	94,396	129,720
Loss on revaluation for receivable and payable of marketable securities available-for-sale	(26,329)	(1,396,239)
Change in fair value of devirative liability	(1,191,467)	213,548
Total other expenses	(1,014,026)	(900,810)
Loss from continuing operations before income taxes	(1,857,021)	(2,002,773)
Income tax expense	-	-
Net loss from continuing operations	(1,857,021)	(2,002,773)
Discontinued operations:
Loss from discontinued operations, net of taxes	(9,315,495)	(1,944,602)
Gain on disposal of subsidiaries, net of taxes	-	-
Total loss from discontinued operations, net taxes	(9,315,495)	(1,944,602)
Net loss	(11,172,516)	(3,947,375)
Less: Net loss attributable to non-controlling interests	(2,494,005)	(554,604)
Net loss attributable to CD International Enterprises, Inc.	(8,678,511)	(3,392,771)
Dividends on series A preferred stock	(20,130)	(20,130)
Net loss allocable to common stockholders	$(8,698,641)	$(3,412,901)
COMPREHENSIVE INCOME (LOSS):
Net loss	$(11,172,516)	$(3,947,375)
Foreign currency translation adjustments	611,902	(369,954)
Unrealized gain (loss) on marketable securities available-for-sale	(66,049)	163,232
Comprehensive loss	(10,626,663)	(4,154,097)
Net loss attributable to non-controlling interests	(2,494,005)	(554,604)
Foreign currency translation adjustments - non-controlling interest	37,294	62,673
Comprehensive loss attributable to CD International Enterprises, Inc.	(8,169,952)	(3,662,166)
Preferred stock dividend	(20,130)	(20,130)
Comprehensive loss attributable to common stockholders	$(8,190,082)	$(3,682,296)
Basic and diluted net loss per common share - basic:
Net loss from continuing operations	$(0.03)	$(0.04)
Net loss from discontinued operations	(0.11)	(0.03)
Net loss per common share	$(0.14)	$(0.07)
Basic and diluted net loss per common share - diluted:
Net loss from continuing operations	$(0.03)	$(0.04)
Net loss from discontinued operations	(0.11)	(0.03)
Net loss per common share	$(0.14)	$(0.07)
Basic weighted average common shares outstanding	59,763,716	52,383,214
Diluted weighted average common shares outstanding	59,763,716	52,383,214

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended December 31, 2013 and 2012
(Unaudited)
	For the Three Months Ended December 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,172,516)	$(3,947,375)
Loss from discontinued operations	9,315,495	1,944,602
Adjustments to reconcile net loss to net cash used in operating activities:
Other loss due to revaluation of accounts receivable and accounts payable	26,329	2,595,155
Depreciation	9,435	36,848
Loss on disposal of property and equipment	-	5,627
Share issued to third parties for services provided	161,439	148,630
Share based compensation - employess	-	184,756
Stock option and warrant expenses	51,637	-
Realized gain on marketable securities available-for-sale	(94,396)	(129,720)
Change in fair value of derivative liability	1,191,467	(213,548)
Changes in operating assets and liabilities:
Accounts receivable	(40,529)	(74,845)
Loans, other receivable and prepaid expenses - related parties	24,458	23,060
Prepaid expenses and other current assets, net	456,366	(387,546)
Inventories	(17,066)	-
Accounts payable and accrued expenses	(517,176)	(1,286,400)
Advances from customers	324,264	272,000
Tax payable	(1,588)	-
Other payable - related parties	75,001	-
Other liabilities	68,374	(32,732)
Net cash used in operating activities - continuing operations	(139,006)	(861,488)
Net cash used in operating activities - discontinued operations	(13,290,257)	157,541
NET CASH USED IN OPERATING ACTIVITIES	(13,429,263)	(703,947)
CASH FLOWS FROM INVESTING ACTIVITIES:
Change in restricted cash	-	1,540
Loan to third parties	-	46,026
Proceeds from sales of marketable securities available-for-sale	128,386	259,044
Net cash provided by investing activities - continuing operations	128,386	306,610
Net cash provided by investing activities - discontinued operations	3,577,051	4,398
NET CASH PROVIDED BY INVESTING ACTIVITES	3,705,437	311,008
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans	200,000	-
Borrowings from related parties	9,841	-
Proceeds from exercise of options	105,000	20,000
Payments on loans payable	-	(102,000)
Payments of dividend	(13,130)	-
Net cash provided by financing activities - continuing operations	301,711	(82,000)
Net cash provided by financing activities - discontinued operations	8,608,121	600,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	8,909,832	518,000
EFFECT OF EXCHANGE RATE ON CASH	724,156	(777,462)
NET CHANGE IN CASH	(89,838)	(652,401)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	539,176	3,248,617
Less: Cash and Cash Equivalents of Discontinued Operations at End of Period	74,363	2,317,682
CASH AND CASH EQUIVALENTS AT THE END OF PERIOD	$374,975	$278,534
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$2,376	$14,601
Income taxes paid	$-	$-
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Deferred revenue received in form of marketable securities	$295,000	$-
Unrealized gain on marketable securities available-for-sale	$66,049	$163,232
Collection of AR in the form of marketable securities	$66,600	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business and Organization

CD International Enterprises, Inc. (“CDII”), a Florida corporation and its subsidiaries are referred to in this report as “we”, “us”, “our”, or “CD International.”

We are a U.S. based company that sources, produces and distributes industrial products in Asia and the Americas.  We also provide business and financial consulting services to public and private American and Chinese businesses.  We operate in two identifiable segments, as defined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 280, “Segment Reporting”: Mineral Trading and Consulting. We used to name “Mineral Trading segment” as “Basic Materials segment”. Basic Materials segment used to include our subsidiaries, Shanghai Lang Chemical Co., Ltd. ("Lang Chemical") and CDI (Beijing) International Trading Co., Ltd. ("CDI Beijing"). Since we disposed both subsidiaries on September 30, 2012, we switched our focus on mineral trading business in South America, and we renamed our Basic Materials segment to Mineral Trading segment in fiscal year 2014. Beginning in 2006, we established our Consulting and Mineral Trading segments which grew through acquisitions of controlling interests in Chinese private companies. We consolidate these acquisitions as either wholly or majority owned subsidiaries.

In our Mineral Trading segment, we currently source, finance, manage logistics, and sell industrial commodities from North and South America for ultimate distribution in China. In our Consulting segment, we provide business and financial consulting services to U.S. public companies that operate primarily in China. The consulting fees we charge vary based upon the scope of the services.

On September 30, 2014, the Company signed a share exchange agreement with Yuwei Huang (“Mr. Huang”), a related party, selling our Magnesium segment to Mr. Huang and in return, Mr. Huang and other parties shall return and cancel 8,325,949 shares of the Company’s common stock held by such parties related to Mr. Huang and cancel the right to receive 41,524 convertible series D preferred stock within 10 business days after the share exchange agreement was signed. Historically, the Magnesium segment represented our largest segment by revenues and assets. We produced, sold and distributed pure magnesium ingots, magnesium powder and magnesium alloy. Since 2009, the magnesium spot price had not fully recovered to the pre-2009 level and the current spot price is approximately $2,200 per ton FOB China. Accordingly, we have generated negative gross margins and operating losses, and most of our magnesium facilities ceased production. Due to these losses, in fiscal year 2013 and 2012, the Company decided to impair long-lived assets of the magnesium facilities. Results of operations, financial position and cash flows associated with the Magnesium segment are separately reported as discontinued operations for all periods presented. For additional information, see Note 10 – Discontinued Operations.

For the fiscal year 2014 and 2013, subsidiaries included in continuing operations consisted of the following:

·	CDI China, Inc. (“CDI China”), a wholly owned subsidiary of CDII;
·	International Magnesium Group, Inc. (“IMG”), a wholly owned subsidiary of CDII;
·	CDII Minerals, Inc. (“CDII Minerals”), a wholly owned subsidiary of CDII;
·	CDII Chile, Ltda. (“CDII Chile”), a wholly owned subsidiary of CDII Minerals;
·	CDII Minerals de Peru SAC (“CDII Peru”), a 50% owned subsidiary of CDII Minerals;
·	Empresa Minera CDII de Bolivia S.A. (“CDII Bolivia”), a wholly owned subsidiary of CDII Minerals;
·	China Direct Investments, Inc. (“China Direct Investments”), a wholly owned subsidiary of CDII;
·	CDI Shanghai Management Co., Ltd. (“CDI Shanghai Management”), a wholly owned subsidiary of CDI China; and
·	Capital Resource Management Co., Ltd. (“Capital Resource Management”), a wholly owned subsidiary of CDI Shanghai Management, formerly known as Capital One Resource Co., Ltd.

Basis of Presentation

We have defined various periods that are covered in this report as follows:

·	“fiscal year 2014” – October 1, 2013 through September 30, 2014
·	“fiscal year 2013” – October 1, 2012 through September 30, 2013
·	“fiscal year 2012” – October 1, 2011 through September 30, 2012

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

The consolidated financial statements include the accounts of the Company and its majority owned subsidiaries. All intercompany balances and transactions have been eliminated in the consolidation. Certain information and footnote disclosures normally included in financial statements prepared in conjunction with generally accepted accounting principles have been condensed or omitted as permitted by the rules and regulations of the United States Securities and Exchange Commission (“SEC”), although the Company believes that the disclosures contained in this report are adequate to make the information presented not misleading. The consolidated balance sheet information as of September 30, 2013 was derived from the consolidated audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2013. These consolidated financial statements should be read in conjunction with the annual consolidated audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2013, and other reports filed with the SEC.

The accompanying unaudited interim consolidated financial statements reflect all adjustments of a normal and recurring nature which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim periods presented. The results of operations for these periods are not necessarily comparable to, or indicative of, results of any other interim period or for the fiscal year taken as a whole.

Going Concern

For the three months ended December 31, 2013, the Company has incurred a net loss of approximately $11.2 million and used cash in operation of $13.4 million. The Company also has a working capital deficit of $41.3 million and its cash and cash equivalent and its revenues are not currently sufficient and cannot be projected to cover operating expenses in the coming year.  These factors raise substantial doubt as to the ability of the Company to continue as a going concern.  Management’s plans include attempting to raise funds through debt and equity financings, restructure on-going operations to eliminate inefficiencies and continue to sell assets to raise cash and meet operating needs. Management intends to make every effort to identify and develop sources of funds.  There is no assurance that management’s plans will be successful.

Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of consolidated revenue and expenses during the reporting period. Significant estimates include the valuation of investments available-for-sale, the allowance for doubtful accounts receivable, the allowance for obsolete inventory, the fair value of stock based compensation, the useful life of property, plant and equipment, and the valuation of derivative liability.

We rely on assumptions such as volatility, forfeiture rate, and expected dividend yield when deriving the grant date fair value of share based compensation as well as the valuation of derivative liability. If an equity award is modified, and we expect the service conditions of the original award will be met, we will adjust our assumptions and estimates as of the modification date and compare the old equity award valued at the modification date with the new equity award valued at the modification date to calculate any incremental cost. We then continue to recognize the original grant date fair value plus any incremental cost over the modified service period.

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

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

Concentration of Credit Risks

Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash, trade accounts receivable and notes receivables. We deposit our cash with high credit quality financial institutions in the United States and China.  As of December 31, 2013, we had no bank deposits in the United States that exceeded federally insured limits.  At December 31, 2013, we had deposits of $48,694 in banks in China. In China, there is no equivalent federal deposit insurance as in the United States, so the amounts held in banks in China are not insured. We have not experienced any losses in such bank accounts through December 31, 2013.

At December 31, 2013 and September 30, 2013, bank deposits by geographic area were as follows:

Country	December 31, 2013		September 30, 2013
United States	$326,281	87%	$151,589	81%
China	48,694	13%	34,573	19%
Total cash and cash equivalents	$374,975	100%	$186,162	100%

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

The Company’s loans payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at December 31, 2013 and September 30, 2013.

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

Recurring Fair Value Measurements

The Company uses Level 1 of the fair value hierarchy to measure the fair value of marketable securities and marks the marketable securities available-for-sale at fair value in the statement of financial position at each balance sheet date and reports the unrealized holding gains and losses for marketable securities available-for-sale in other comprehensive income (loss) until realized provided the unrealized holding gains and losses is temporary. If the fair value of investment in marketable securities available-for-sale is less than its cost basis at the balance sheet date of the reporting period for which impairment is assessed, and it is determined that the impairment is other than temporary, then an impairment loss is recognized in earnings equal to the entire difference between the investment’s cost and its fair value at the balance sheet date of the reporting period.

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

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

The financial assets and liabilities carried at fair value on a recurring basis at December 31, 2013 are as follows:

Financial assets and liabilities	Fair Value	Level 1	Level 2	Level 3
Marketable equity securities	$369,100	$369,100	$-	$-
Receivable of marketable equity securities	122,100	122,100	-	-
Payable to be settled with marketable securities	(51,000)	(51,000)	-	-
Derivative liabilities	(2,589,720)	-	-	(2,589,720)
	$(2,149,520)	$440,200	$-	$(2,589,720)

The financial assets and liabilities carried at fair value on a recurring basis at September 30, 2013 are as follows:

Financial assets and liabilities	Fair Value	Level 1	Level 2	Level 3
Marketable equity securities	$107,539	$107,539	$-	$-
Receivable of marketable equity securities	165,300	165,300	-	-
Payable to be settled with marketable securities	(51,000)	(51,000)	-	-
Derivative liabilities	(1,398,253)	-	-	(1,398,253)
	$(1,176,414)	$221,839	$-	$(1,398,253)

Marketable Securities

Marketable securities that we receive from our clients as compensation are generally restricted for sale under Federal securities laws. Our policy is to liquidate securities received as compensation when market conditions are favorable for sale. Since these securities are often restricted, we are unable to liquidate them until the restriction is removed. We recognize revenue for the common stock we receive as compensation based on the fair value at the time the common stock is granted or at the time service has been rendered and for common stock purchase warrants based on the Black-Scholes valuation model. Pursuant to ASC Topic 320, “Investments –Debt and Equity Securities” our marketable securities have a readily determinable quoted price, such as from NASDAQ, NYSE Euronext, the Over the Counter Bulletin Board, and the OTC Markets Group (formerly known as the Pink Sheets) and any unrealized gain or loss is recognized as an element of comprehensive income or loss based on changes in the fair value of the security as quoted on an exchange or an inter-dealer quotation. Once liquidated, any realized gain or loss on the sale of marketable securities is reflected in our statement of operations for the period in which the securities are liquidated.

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

Foreign Currency Translation

The accompanying consolidated financial statements are presented in United States dollars.  The functional currency of our Chinese subsidiaries is the Renminbi (“RMB”), the official currency of the People’s Republic of China. Capital accounts of the consolidated financial statements are translated into United States dollars from RMB at their historical exchange rates when the capital transactions occurred.  Assets and liabilities are translated at the exchange rates as of the balance sheet date.  Income and expenditures are translated at the average exchange rates for the three month periods ended December 31, 2013 and 2012, respectively.  A summary of the conversion rates for the periods presented is as follows:

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

	December 31, 2013	September 30, 2013	December 31, 2012
Period end RMB: U.S. dollar exchange rate	6.1104	6.1364	6.3011
Average fiscal-year-to-date RMB: U.S. dollar exchange rate	6.1232	6.2330	6.2880

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from contracts with Customers (Topic 606)”. This ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets. This ASU will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance. The ASU also supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition-Construction-Type and Production-Type Contracts. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchanged for those goods or services. The standard is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The adoption of ASU 2014-98 is not expected to have a material impact on the Company’s consolidated financial statements.

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

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

NOTE 2 – LOSS PER SHARE

Under the provisions of ASC 260, “Earnings Per Share,” basic loss per common share is computed by dividing net loss attributable to common shareholders by the weighted average number of shares of common stock outstanding for the periods presented. Diluted income (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the income of the company, subject to anti-dilution limitations.

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

The following table presents the computation of basic and diluted loss per share for the three months ended December 31, 2013 and 2012:

	For the Three Months Ended December 31, 2013	For the Three Months Ended December 31, 2012
Net loss allocable to common shareholders:
Continuing operations, net of taxes	$(1,857,021)	$(2,002,773)
Discontinued operations, net of tax	(6,821,490)	(1,389,998)
Net loss allocable to common shareholders	(8,678,511)	(3,392,771)
Less: preferred stock dividends	20,130	20,130
Net loss allocable to common stockholders less preferred stock dividends	$(8,698,641)	$(3,412,901)

Basic weighted average common shares outstanding	59,763,716	52,383,214
Dilutive weighted-average common shares outstanding	59,763,716	52,383,214

Net loss per common share - basic:
Net loss from continuing operations	$(0.03)	$(0.04)
Net loss from discontinued operations	(0.11)	(0.03)
Net loss per common share - basic	$(0.14)	$(0.07)
Net loss per common share - diluted:
Net loss from continuing operations	$(0.03)	$(0.04)
Net loss from discontinued operations	(0.11)	(0.03)
Net loss per common share - diluted	$(0.14)	$(0.07)

Common stock equivalents are not included in the denominator in periods when anti-dilutive. We excluded 9,125,480 shares of our common stock issuable upon exercise of options, 2,129,130 shares of our common stock issuable upon exercise of warrants and 29,596,796 shares issuable upon conversion of series A preferred stock for the three months ended December 31, 2013 as their effect was anti-dilutive. We excluded 885,980 shares of our common stock issuable upon exercise of options, 4,035,380 shares of our common stock issuable upon exercise of warrants and 13,993,598 shares issuable upon conversion of series A preferred stock for the three months ended December 31, 2012 as their effect was anti-dilutive.

NOTE 3 – ACQUISITION OF LINGSHI MAGNESIUM AND GOLDEN TRUST MAGNESIUM

On August 29, 2011, the Company entered into two equity transfer agreements to acquire all of the issued and outstanding capital stock of Golden Trust Magnesium Industry Co., Ltd. (“Golden Trust Magnesium”) and 80% ownership interest in Lingshi Xinghai Magnesium Industry Co., Ltd. (“Lingshi Magnesium”). Subsequently, the Company entered into three supplemental agreements to each of the two equity transfer agreements. Pursuant to the latest supplemental agreements, the aggregate purchase price was $26,395,586, payable as follows:

•
$15,046,676 in cash or in proceeds from repayment of our intercompany loans. As of 9/30/2013, $5,845,079 and $4,909,051 were paid to Golden Trust Magnesium and Lingshi Magnesium, respectively, and the balance of $2,204,430 and $2,088,115 remained unpaid to Golden Trust Magnesium and Lingshi Magnesium, respectively;

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

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

Golden Trust Magnesium owns and operates a pure magnesium ingot production facility located on approximately 502,000 square feet of land in Xiaoyi City, Shanxi Province, China, capable of producing up to 20,000 metric tons of pure magnesium per year. Lingshi Magnesium owns and operates a pure magnesium ingot production facility located on approximately 902,000 square feet of land in Jin Zhong City, Shanxi Province, China, capable of producing up to 12,000 metric tons of pure magnesium per year. Both Golden Trust Magnesium and Lingshi Magnesium were related parties before the acquisitions as they were legally represented by an officer of Taiyuan Changxin Magnesium Co., Ltd. (“Chang Magnesium”). Also see Note 7.

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

However, when the Company was in the process of obtaining the approval and completing registration, due to the inability to operate economically, Lingshi Magnesium had ceased production and the production of Golden Trust Magnesium had decreased to approximately 40% of its normal capacity. In addition, the two entities incurred losses in the operations. Based on these indicators, the Company decided to impair all of payments made for the above acquisitions and recorded the impairment on prepayment for acquisitions which amounted to $11,944,594 in fiscal year 2012.

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

As the ownership transfer of Golden Trust Magnesium was not completed and certain post closing conditions, including the delivery of technical information, was not met until March 7, 2014, we do not consider the acquisition of Golden Trust Magnesium complete and our consolidated financial statements do not include the assets and liabilities and any operating results of Golden Trust Magnesium as of December 31, 2013. On March 7, 2014, the Company completed the acquisition of Golden Trust Magnesium. See Note 12 – Subsequent Event for additional information.

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

NOTE 4 – MARKETABLE SECURITIES AVAILABLE-FOR-SALE

Marketable securities available-for-sale and marketable securities available-for-sale-related party as of December 31, 2013 and September 30, 2013 consisted of the following financial instruments:

Company	December 31, 2013	% of Total	September 30, 2013	% of Total

Big Tree Group, Inc.	$-	-	$107,539	100%
Armco Metals Holdings, Inc.	307,000	83%	-	-
China Logistics Group, Inc.	62,100	17%	-	-
Marketable securities available-for-sale	$369,100	100%	$107,539	100%

All the securities were received from our clients as consulting fees. We categorize the securities as investments in marketable securities available-for-sale or investments in marketable securities available-for-sale-related parties.  These securities are quoted either on an exchange or on the over the counter market system.  Some of the securities are restricted and cannot be readily sold by us absent a registration of those securities under the Securities Act of 1933 (the “Securities Act”) or the availability of an exemption from the registration requirements under the Securities Act.  Our policy is to liquidate the securities on a regular basis.  As these securities are often restricted, we are unable to liquidate them until the restriction is removed.  Unrealized gains or losses on marketable securities available-for-sale and on marketable securities available-for-sale-related party are recognized on a periodic basis as an element of comprehensive income based on changes in the fair value of the security.  Once liquidated, realized gains or losses on the sale of marketable securities available-for-sale and marketable securities available-for-sale-related party are reflected in our net income for the period in which the security was liquidated.

Our marketable securities available-for-sale are carried at fair value. Under the guidance of ASC320, “Investments”, we periodically evaluate our marketable securities to determine whether a decline in their value is other than temporary.  Management utilizes criteria such as the magnitude and duration of the decline, in addition to the reasons underlying the decline, to determine whether the loss in value is other than temporary.  The term “other-than-temporary” is not intended to indicate that the decline is permanent.  It indicates that the prospects for a near term recovery of value are not necessarily favorable, or that there is a lack of evidence to support fair values equal to, or greater than, the carrying value of the investment.  Once a decline in value is determined to be other than temporary, the value of the security is reduced and a corresponding impairment charge to earnings is recognized.  In this assessment for various securities at December 31, 2013 and September 30, 2013, the guidance in ASC 320, “the Investment-Debt and Equity Securities”, is carefully followed.  In accordance with ASC 320-10-35-33, when an entity has decided to sell an impaired available-for-sale security and the entity does not expect the fair value of the security to fully recover before the expected time of sale, the security shall be deemed other-than-temporarily impaired in the period in which the decision to sell is made. However, an entity shall recognize an impairment loss when the impairment is deemed other than temporary impairment even if a decision to sell has not been made.

For the three months ended December 31, 2013 and 2012, we had no loss related to other than temporary impairment.

Marketable securities available-for-sale and marketable securities available-for-sale-related party are either valued at the date received or at the date when services are rendered. The table below provides a summary of the changes in the fair of marketable securities for three months ended December 31, 2013:

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

		For the Three Months Ended December 31, 2013
	September 30, 2013	Fair value received/sold	Cost basis adjustment for other than temporary impairment	Unrealized loss	December 31, 2013

Investment in marketable securities available-for-sale	$107,539	$327,610	$-	$(66,049)	$369,100
Total Investment in securities available-for-sale	$107,539	$327,610	$-	$(66,049)	$369,100

NOTE 5 – ACCOUNTS RECEIVABLE

Accounts receivables include trade receivables and receivables of marketable securities available-for-sale. These receivables are carried at fair market value. The changes in the fair market value of the marketable securities underlying the receivables are reflected in earnings for each period. At December 31, 2013 and September 30, 2013, the fair value of available-for-sale securities receivable was $122,100 and $165,300, respectively. At December 31, 2013, the remaining accounts receivable balance of $10,004 was trade receivable related to mineral trading.

At December 31, 2013, we have $69,975 receivable due from 9,000,000 share common stock of China Logistic, Inc (OTC: CHLO), and $52,125 due from 25,000,000 share common stock of Dragon Capital Group, Corp. (Pink Sheet: DRGV). At September 30, 2013, we have $116,550 receivable due from 15,750,000 shares common stock of China Logistics Group, Inc (OTC: CHLO), and $48,750 due from 37,500,000 shares common stock of Dragon Capital Group, Corp. (Pink Sheet: DRGV).

NOTE 6 - LOANS PAYABLE

Loans payable at December 31, 2013 and September 30, 2013 consisted of the following:

Description	December 31, 2013	September 30, 2013

China Direct Investments loan from four Chinese citizens. Due on February 28, 2013 with 12% annual interest rate, currently in default. Secured by 5,099,115 shares of the common stock of China Education International, Inc., which are deemed worthless (1)	$1,000,000	$1,000,000

China Direct Investments loan from Bin Zuo. Due on April 13, 2014 with 18% semi-annual interest rate. Secured by pledge of CD International Enterprises assets. The Company paid off this loan with accrued interests on April 21, 2014.	200,000	-

China Direct Investments loan from Marc Siegel, $72,125 and Richard Galterio, $17,850. Due on March 31, 2013 and currently in default. Lenders agree to waive interest. Secured by pledge of certain assets of CD International Enterprises assets. The Richard Galterio loan was settled during the three months ended December 31, 2013. The Company paid off the Marc Siegel loan on January 13, 2015.	72,125	89,975

Total	$1,272,125	$1,089,975
Less: current portion	(1,272,125)	(1,089,975)
Loans payable, long-term	$-	$-

(1)
On May 28, 2015, we entered into four stock purchase agreements with four Chinese citizens converting the four promissory notes originally signed on August 21, 2012 in an aggregate amount of $1,000,000 into 20 million shares of CDII common stock at $0.05 per share. See Note 12 – Subsequent Event for additional information.

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

NOTE 7 - RELATED PARTY TRANSACTIONS

List of Related Parties

We have specified the following persons and entities as related parties with ending balances as of December 31, 2013 and September 30, 2013:

-
 Yuwei Huang, our executive vice president of our discontinued magnesium segment, and a member of our board of directors, is chairman of YiWei Magnesium, and chief executive officer and vice chairman of Shanxi Gu Golden Magnesium Co., Ltd. (“Golden Magnesium”);

-	Taiyuan Yiwei Magnesium Industry Co., Ltd. (“Yiwei Magnesium”), a company organized under the laws of the PRC, is a minority interest owner in Chang Magnesium;
-	Shanxi Rixuan Yiwei Magnesium Co., Ltd. (“Rixuan Magnesium”), owned by Yuwei Huang;
-	Taiyuan Golden Magnesium Co., Ltd. (“Taiyuan Golden Magnesium”), owned by Yuwei Huang;
-	Lifei Huang, is the daughter of Yuwei Huang;
-	Pine Capital Enterprises Inc. (“Pine Capital”), a company organized under the laws of the Cayman Islands and of which Lifei Huang is the registered representative;
-	Wheaton Group Corp. (“Wheaton”), a company organized under the laws of Brunei Darussalam and of which Lifei Huang is the registered representative;
-	Xiaowen Zhuang, a management member of CDI Shanghai Management;
-	Kong Tung, a member of the Board of Directors, and chairman of Golden Magnesium, Beauty East, and Golden Trust Magnesium;
-	Xumin Cui, the son-in-law of Yuwei Huang;
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

As of December 31, 2013, other receivables and prepaid expenses- related parties were $561,684 consisting of prepaid to suppliers – related parties of $546,630, and other receivables-related parties of $15,054 as set forth below:

Prepaid Expenses – Related Parties

At December 31, 2013 and September 30, 2013, prepaid expenses – related parties for future delivery of inventory were $546,630 and $538,187, respectively, as follows:

CD International Subsidiary	Related Party	December 31, 2013	September 30, 2013

CDII Minerals	Mining & Logistics	$366,278	$396,617
CDI Bolivia	Mining & Logistics	180,352	141,570
Total Prepaid Expenses-Related Parties		$546,630	$538,187

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

Other Receivables- Related Parties

At December 31, 2013 and September 30, 2013, other receivables-related parties for working capital purposes were $15,054 and $47,884, respectively, as follows:

CD International Subsidiary	Related Party	December 31, 2013	September 30, 2013

CDI Chile	Kong Tung	$6,138	$23,446
CDI Shanghai Management	Xinghai Magnesium	-	11,401
CDI Shanghai Management	Dragon Capital	8,916	13,037
Total Other Receivables-Related Parties		$15,054	$47,884

As of December 31, 2013, loan payables and other payables – related parties were $413,902 consisting of loan payables – related parties of $329,039 and other payables – related parties of $84,863 as set forth below:

Loan Payables – Related Parties

At December 31, 2013 and September 30, 2013, loan payables – related party was for working capital purposes were $329,039 and $320,939, respectively, as follows:

CD International Subsidiary	Related Party	December 31, 2013	September 30, 2013

China Direct Investments	James (Yuejian) Wang	$329,039	$320,939
Total Loan Payables-Related Parties		$329,039	$320,939

From time to time, China Direct Investments borrowed funds from James (Yuejian) Wang. At December 31, 2013 and September 30, 2013, CDII owed James (Yuejian) Wang a total of $329,039 and $320,939, including aggregate principal loan amount of $300,000 and accrued interest of $29,039 and $20,939, respectively. The loans bear interest at 12% per annum with principal of $270,000 due on December 31, 2013, and $30,000 due on September 30, 2014. These loans are currently in default.

Other Payables – Related Parties

At December 31, 2013 and September 30, 2013, other payables – related party for working capital purposes were $84,863 and $0, respectively, as follows:

CD International Subsidiary	Related Party	December 31, 2013	September 30, 2013

CDI Bolivia	Mining & Logistics	$15,001	$-
China Direct Investments	James (Yuejian) Wang	60,000
CDI Shanghai Management	Xiaowen Zhuang	9,862	-
Total Other Payables-Related Parties		$84,863	$-

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

NOTE 8 – CAPITAL STOCK

Preferred Stock and Related Dividends

As of December 31, 2013 and September 30, 2013, there were 1,006 shares of Series A Convertible Preferred Stock outstanding. The Series A Preferred Stock has a stated value per share of $1,000, carries an 8% per annum dividend rate payable quarterly in arrears and was initially convertible into our common stock at $7.00 per share. The dividends are payable in cash or shares of our common stock, at our option, subject to certain provisions. The terms of the Series A preferred stock provide that if we sell common stock at a price per share less than the then conversion price of the preferred stock, then we are required to reduce the conversion price of the series A convertible preferred stock to the lower price of the subsequent sale. Since we have issued securities at prices lower than the exercise price of the $7.00 per share conversion price of the series A preferred, we reduced the exercise price of those outstanding securities. At December 31, 2013, the conversion price of the series A preferred is $0.05.

The dividends calculated at $20,130 per quarter are payable in cash or shares of our common stock at our option subject to certain provisions. If paid in shares of common stock, the stock shall be valued at the lower of the conversion price or the average of the weighted average price of the 10 consecutive trading days immediately preceding the dividend date. During the first quarter of fiscal year 2014, we paid $13,130 of dividends in cash. During the three months ended December 31, 2012, we paid $20,130 in the form of 85,297 shares of our common stock on our series A convertible preferred stock. As of December 31, 2013 and September 30, 2013, accrued dividend payable is $34,125 and $27,125, respectively.

Derivative liabilities

The conversion price of the preferred stock is subject to adjustment if we issue or sell shares of our common stock for a consideration per share less than the conversion or exercise price then in effect, or issue options, warrants or other securities convertible or exchangeable for shares of our common stock at a conversion or exercise price less than the conversion price of the preferred stock then in effect. If either of these events should occur, the conversion price is reduced to the lowest price at which these securities were issued or are exercisable. We refer to these clauses as the “Anti-Dilution Rights”. The Anti-Dilution Rights of the beneficial conversion feature make the conversion option not indexed to the company’s own stock, and therefore requires the conversion feature to be treated as derivative liabilities as provided under EITF 07-05. The Company used maximum value method to determine the fair value of derivative liabilities related to preferred stock conversion option.

       As of December 31, 2013 and September 30, 2013, the carrying amounts of the derivative liabilities for preferred stock conversion option were $2,589,720 and 1,398,253, respectively. The net changes in fair value during the period included in change of fair value of derivative liability were loss of $1,191,467 during the three months ended December 31, 2013 and income of $213,548 during the three months ended December 31, 2012.

Common Stock

We have 1,000,000,000 shares of common stock, par value $.0001, authorized. At December 31, 2013, there were 63,209,636 shares of common stock issued and outstanding and there were 58,399,636 shares of common stock issued and outstanding at September 30, 2013.

During the three months ended December 31, 2013, we issued a total of 4,810,000 shares of our common stock comprised of: 1,610,000 shares to consultants for services, valued at $161,439 and 3,200,000 shares in connection with the exercise of 3,200,000 stock options for proceeds totaling of $160,000, including the actual net cash we received of $105,000, $12,150 in receivables which had been collected in December of 2014, and $42,850 to pay off our debts and accrued liabilities with an amount of $75,002, resulted in $32,152 in gain on settlement due to the excess of liabilities forgiven.

During the three months ended December 31, 2012, we issued a total of 3,141,209 shares of our common stock comprised of:  80,000 shares to members of our advisory board as compensation valued at $8,800; 1,042,978 shares to consultants for services valued at $139,830; 1,732,934 shares to employees as compensation valued at $184,756; and 85,297 shares for dividends of $20,130. The Company also issued 200,000 shares on common stock in connection with the exercise of 200,000 stock options for cash proceeds of $20,000.

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

Option and Warrants

The following table sets forth our stock option activities during the three months ended December 31, 2013:

Description	Shares underlying options	Weighted average exercise price

Balance at September 31, 2013	12,325,480	$0.15
Outstanding and exercisable at September 30, 2013	3,325,480	$0.43
Granted	-	-
Exercised	(3,200,000)	0.05
Balance at December 31, 2013	9,125,480	$0.19
Outstanding and Exercisable at December 31, 2013	125,480	$10.00

As of December 31, 2013 and September 30, 2013, we had 9,125,480 and 12,325,480 shares underlying options outstanding and exercisable.

The remaining contractual life and exercise price of options outstanding and exercisable at December 31, 2013 are as follows:

Number of options outstanding and exercisable	Exercise price	Remaining contractual life (Years)
400	$2.25	1.35
125,000	$10.00	0.01
80	$56.25	0.92
125,480	$10.00

Common Stock Purchase Warrants

A summary of the status of our outstanding common stock purchase warrants granted as of December 31, 2013 and changes during the period is as follows:

	Shares underlying warrants	Weighted average exercise price
Outstanding and exercisable at September 30, 2013	2, 129,130	$2.20
Outstanding and exercisable at December 31, 2013	2, 129,130	$2.20

The following information applies to all warrants outstanding and exercisable at December 31, 2013.

Number of Warrants outstanding and exercisable	Exercise Price	Remaining contractual life (Years)
777,778	$2.00	3.58
1,351,352	$2.31	0.96
2,129,130	$2.20

The Company recognized a total of $51,637 and $0 stock option expenses for the three months ended December 31, 2013 and 2012, respectively. The value of options was calculated using Black Scholes Option Pricing Model based upon the following assumptions: dividend yield of 0%, volatility of 120% - 139%, risk free rate of 0.48% - 1.20%, and an expected term of 2.5 to 4.5 years.

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

NOTE 9 - SEGMENT INFORMATION

For the three months ended December 31, 2013 and 2012, the Company operated in two reportable business segments - (1) Mineral Trading segment, formerly Basic Materials segment, where we sell and distribute of a variety of products, including iron ore products, non-ferrous metals, recycled materials, and industrial commodities, and (2) Consulting segment where we provide business and financial consulting services to U.S. public companies that operate primarily in China. The Company's reportable segments are strategic business units that offer different products. They are managed separately based on the fundamental differences in their operations.  Information with respect to these reportable business segments for the three months ended December 31, 2013 and 2012 are as follows:

Revenues:	For the Three Months Ended December 31, 2013	For the Three Months Ended December 31, 2012
Mineral Trading	$238,492	$413,580
Consulting	142,084	162,689
Total revenue:	$380,576	$576,269

Depreciation:
Mineral Trading	$6,261	$13,532
Consulting	3,174	23,316
Total depreciation:	$9,435	$36,848

Interest expenses and interest expenses – relate parties:
Mineral Trading	$1,442	$13,332
Consulting	22,792	48,686
Total interest expenses and interest expenses – relate parties:	$24,234	$62,018

Net loss from continuing operations:	2013	2012
Mineral Trading	$132,535	$62,758
Consulting	1,724,486	1,940,015
Total net loss from continuing operations:	$1,857,021	$2,002,773

Total tangible assets by segment as of December 31, 2013 and September 30, 2013 are as follows:

	December 31, 2013	September 30, 2013
Mineral Trading	$10,198	$9,057
Consulting	118,140	128,296
Total assets	$128,338	$137,353

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

NOTE 10 – DISCONTINUED OPERATIONS

Subsidiaries to be Disposed

On September 30, 2014, the Company entered into a share exchange agreement to dispose its Magnesium segment as a result of the repositioning of the Company in view of the deterioration of operating results from Magnesium segment. Results of operations, financial position and cash flows associated with Magnesium segment as well as entities to be disposed in Mineral Trading segment including the following subsidiaries are separately reported as discontinued operations for all periods presented.

·	Asia Magnesium
·	Beauty East
·	CDI Jingkun Zinc;
·	CDI Jixiang Metal;
·	Marvelous Honor;
·	Baotou Changxin Magnesium
·	Lingshi Magnesium
·	Ruiming Magnesium;
·	Chang Magnesium;
·	Chang Trading;
·	IMTC; and
·	CDI Metal

Summarized Financial Information for Discontinued Operations

The carrying amounts of the major classes of assets and liabilities of discontinued operations as of December 31, 2013 and September 30, 2013 were as follows:

	December 31,	September 30,
	2013	2013
Assets of discontinued operations:
Cash and cash equivalents	$74,363	$353,014
Accounts receivable	3,631,399	2,794,796
Accounts, loans, other receivable and prepaid expenses - related parties	458,859	3,778,127
Inventories, net	684,842	1,082,933
Prepaid expenses and other current assets, net	1,442,946	616,978
Restricted cash, current	-	4,398
Property, plant and equipment, net	-	27,114
Intangible assets	-	41,950
Other long-term assets	164	163
Total assets of discontinued operations	$6,292,573	$8,699,473

Liabilities of discontinued operations:
Loans payable-short term	$98,193	$97,777
Accounts payable and accrued expenses	2,371,151	4,120,003
Accounts and other payables-related parties	22,193,412	13,527,674
Advances from customers	283,366	6,719,316
Deferred revenue	11,950,024	11,899,391
Other liability	7,141,915	1,560,303
Accrued salary payable	221,495	158,898
Tax payable	179,607	155,054
Total liabilities of discontinued operations	$44,439,163	$38,238,416

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

The following table presents the results of discontinued operations for the three months ended December 31, 2013 and 2012:

	For the Three Months Ended December 31,
	2013	2012

Revenues	$8,950,311	$10,324,364

Cost of revenues	9,643,294	12,397,646

Loss before income taxes	(9,315,495)	(1,944,602)

Income tax expense	-	-

Loss from discontinuing operations	(9,315,495)	(1,944,602)
Gain from disposal, net of taxes	-	-
Total Loss from discontinued operations	$(9,315,495)	$(1,944,602)

NOTE 11 - COMMITMENTS AND CONTINGENCIES

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

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

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

NOTE 12 - SUBSEQUENT EVENTS

On March 7, 2014, the Company obtained the title of Golden Trust Magnesium and the acquisition was considered complete. Due to the low production level and recurring losses, the Company has decided to dispose Golden Trust Magnesium.

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

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

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

On April 28, 2015, the Company entered into an agreement with Xiaowen Zhuang, a Chinese individual, to transfer its entire 95% equity interest and all liabilities in CDI Jingkun Zinc and 100% equity interest and all liabilities in CDI Metal to Xiaowen Zhuang for a consideration of $0.

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

On April 30, 2015, the Company entered into an agreement with Dragon Capital Group Corp to transfer its 100% equity interest and all liabilities in CDI Jixiang Metal for a consideration of $0.

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

The following discussion and analysis of our consolidated financial condition and results of operations for the three months ended December 31, 2013 and 2012 should be read in conjunction with the consolidated financial statements and other information presented in our Annual Report on Form 10-K for the year ended September 30, 2013 as filed with the Securities and Exchange Commission on January 15, 2015 and with the consolidated financial statements and other information presented in this Quarterly Report on Form 10-Q.

OVERVIEW OF OUR OPERATIONS

Our Business

We are a U.S. company that manages a portfolio of entities in China and the Americas. We used to operate in three identifiable business segments, as defined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 280, “Segment Reporting”: Magnesium, Mineral Trading (formerly, Basic Materials) and Consulting. Beginning in 2006, we established our Magnesium and Mineral Trading segments which have grown through acquisitions of controlling interests of Chinese private companies. We consolidate these acquisitions as either our wholly or majority owned subsidiaries. Through our U.S. based industrial commodities business, we source, finance, manage logistics, and sell industrial commodities from South America for ultimate distribution in China. We also provide business and management consulting services to public and private American and Chinese businesses.

We currently operate our business in two segments. Mineral Trading segment and Consulting segment. We used to name “Mineral Trading segment” as “Basic Materials segment”. Basic Materials segment used to include our subsidiaries, Lang Chemical and CDI Beijing.  Since we disposed both subsidiaries on September 30, 2012, we switched the focus to mineral trading business in South America, and we renamed our Basic Materials segment to Mineral Trading segment in fiscal year 2014. Our Mineral Trading segment sources and distributes industrial commodities, and our Consulting segment provides business and management consulting services to American and Chinese companies that operate primarily in China and the Americas.

Our Mineral Trading segment engages in the source and distribution of the global purchase and sale of industrial commodities in the Americas, which include mineral ores and non-ferrous metals. We have realigned our investments to our industrial commodities business in the Americas to maximize our profits and cash flow over the past fiscal year of 2013. We have focused on the South American market and have established offices in Chile, Peru and Bolivia, but the operation costs were very high and, given the continuing drop of the iron ore market price, we closed offices in Chile and Peru on September 30, 2014.

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

OUR OUTLOOK

A significant portion of our business and operations are in China and, accordingly, its national economy plays a significant role in our results of operations. China's economy grew by 7.4% in 2014 while China's economy expanded by 7.7% in 2013. Furthermore, China’s housing market and particularly its real estate construction market experienced a significant correction due to a tighter regulatory environment, bank lending curbs, and slower demand during fiscal 2013. In response to this slowdown, China’s Central Bank cut the nation’s commercial banks’ reserve requirement ratio by 0.5 percentage point, the first such cut since December 2008, and in June 2012 cut the interest rate twice, in order to provide additional liquidity for commercial lending. This represents a significant shift in China’s economic policy signaling that China has put economic growth at the top of its agenda, rather than concerns about inflation. Residential property sales plunged 9.9% on year in the first 10 months of 2014.

According to Ministry of Commerce of China, in 2013, China’s import and export totaled $4,160 billion with a year-on-year growth of 7.6%. China’s export was $2,210 billion, and its import was $2,000 billion, up by 7.9% and 7.3% respectively, with trade surplus of $259.75 billion. In December 2013, China’s import and export totaled $389.84 billion with a year-on-year growth of 6.2%. China’s export was $207.74 billion, up by 4.3%, and its import was $182.10 billion, up by 8.3%, with trade surplus of $25.64 billion. In the first quarter of 2014, China’s import and export totaled US$ 965.88 billion, down 1.0% year-on-year. Export was US$ 491.31 billion, down 3.4% year-on-year, and import was US$ 474.57 billion, up 1.6%, with trade surplus of US$ 16.74 billion, down 59.7%. In March 2014, China’s import and export totaled US$ 332.51 billion, down 9.0% year-on year. Export was US$ 170.11 billion, down 6.6%, and import was US$ 162.40 billion, down 11.3%, with trade surplus of US$ 7.71 billion. According to Ministry of Commerce of China, in 2014 , China’s import and export totaled $4,328 billion (26,400 billion RMB), with a year-on-year growth of 2.3%.  China’s export was $2,359 billion (14,391 billion RMB), up by 4.9% and its import was $2,974 billion (12,042 billion RMB), decreased by 0.9%, with trade surplus of $385 billion (2,349 billion RMB).

The overall economic environment, particularly in China, showed no improvement, and our Mineral Trading segment continued to struggle with lower customer demand due to tightened credit conditions in China impacting customer financing needs to purchase our products in 2014 and 2015. We still face a number of challenges in continuing the growth of our business, which is primarily tied to the overall health of the global economy.

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

Due to surplus of Iron Ore in Chinese ports, the shutdown of many steel mills in China for environmental reasons, and with an overall lower performing GDP and performance of the Chinese economy, the iron ore price has dropped substantially in the past quarter. Likewise, the major global Iron Ore producers have opened up new mining sites and expect to increase deliveries throughout 2015, creating more supply in a market that requires less demand. We expect the copper market to be steady in 2015, due to production is generally seen as keeping pace with exceeding demand and inventories of a number of commodities are not low enough to bolster prices. Manganese Ore prices have been stable over the last quarter, creating a solid market for exporters, and we expect market will be stable in 2015.

Consulting Segment.

We believe demand for our consulting services will slightly improve in fiscal 2015. Since 2011, we launched a marketing initiative for our new One-Stop China Value™  program in an effort to capitalize on the current environment. This program is designed to implement a broad range of strategies to enhance and maximize shareholder value for China-based U.S. public companies. Other marketing plans include sponsoring trade symposiums, investment forums, and forming strategic alliances with industry and trade associations. We have formed strategic alliance with Aegea Inc. to develop Immigrant Investor Program, which is known as the EB-5 program (Employment Based Visa-Category 5). EB-5 sets a minimum investment of $500,000 and foreign investors must be able to prove that their money has created at least 10 jobs for U.S. citizens. In return, the foreign investors get U.S. permanent residence (the “green cards”). Since its inception in 1990, the EB-5 program has generated approximately $6.8 billion in foreign investments in American companies and created at least 50,000 American Jobs. Chinese investors account for an overwhelming 80% of the total EB-5 investment, while South Korea, Taiwan, Mexico and Venezuela make up a large chunk of the rest.

GOING CONCERN

Our financial statements have been prepared assuming we will continue as a going concern. The report of our independent registered accounting firm on our financial statements for the year ended September 30, 2013 contained a qualification as to our ability to continue as a going concern. For the three months ended December 31, 2013, we reported a net loss of approximately $11.2 million and cash used in operating activities of $13.4 million, respectively. At December 31, 2013 we had a working capital deficit of $41.3 million and our revenues for the first quarter of fiscal 2014 declined by approximately 34% from the comparable period in fiscal 2013. These, among other issues, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of these uncertainties.

RESULTS OF OPERATIONS

For the three months ended December 31, 2013 and 2012, subsidiaries included in continuing operations consisted of the following:

• CDI China, Inc
· International Magnesium Group, Inc.
• CDII Minerals, Inc.
• CDII Chile, Ltda.
• CDII Minerals de Peru SAC
• Empresa Minera CDII de Bolivia S.A.
• China Direct Investments, Inc.
• CDI Shanghai Management Co., Ltd.
• Capital Resource Management Co., Ltd.

Accordingly, we have generated negative gross margins and operating losses, and most of our magnesium facilities ceased production. Results of operations, financial position and cash flows associated with Magnesium segment are separately reported as discontinued operations for all periods presented.

Summary of Selected Consolidated Financial Information

	For the Three Months Ended December 31,
	2013		2012
(Dollars in thousands)	Amount	% of Revenues	Amount	% of Revenues	% Increase (Decrease)

Mineral Trading	$238.5	63%	$413.6	72%	(42%)
Consulting segment	142.1	37%	162.7	28%	(13%)
Consolidated Revenues	$380.6	100%	$576.3	100%	(34%)
Cost of revenues	133.2	35%	610.9	106%	(78%)
Gross profit	247.4	65%	(34.6)	(6%)	815%
Total operating expenses	1,090.3	286%	1,067.4	185%	2%
Total loss	$1,857.0	488%	$2,002.8	348%	(7%)

Analysis of Operating Results by Segment

A summary of our comparative operating results by segment for the three months ended December 31, 2013 and 2012 is as follows:

Mineral Trading Segment	For the Three Months Ended December 31,		Increase (Decrease)
(Dollars in thousands)	2013	2012

Total revenues	$238.5	$413.6	$(175.1)
Cost of revenues	132.8	387.6	(254.8)
Gross profit	105.7	26.0	79.7
Total operating expenses	268.1	81.0	187.1
Operating loss	$162.4	$55.0	107.4

Consulting Segment	For the Three Months Ended December 31,		Increase (Decrease)
(Dollars in thousands)	2013	2012

Total revenues	$142.1	$162.7	$(20.6)
Cost of revenues	0.4	223.3	(222.9)
Gross profit	141.7	(60.6)	202.3
Total operating expenses	822.2	986.4	(164.2)
Operating loss	$680.5	$1,047.0	$(366.5)

Revenues

Revenues in the three month ended December 31, 2013 decreased by 34%, as compared to the three month ended December 31, 2012, primarily due to the decreased revenue generated from our consulting segment, offset by an increase of approximately $215,000 from the sales of iron ore.

Our Mineral Trading segment generated approximately $238,000 revenue in the three months ended December 31, 2013, as compared to three months ended at December 31, 2012, decreased by 42%, primarily due to revenues decreased in our business in South America. We closed the business in Mexico operations after, our operations in Mexico finally sold 11,000 metric tons of iron ore, priced at $233,000, to a local Mexican company due to that we could not receive the environmental permits and necessary export approvals in the first quarter of fiscal year 2013. Our operations in Chile experienced shipping delays due to a longer than expected timeframe to receive port authority approval to export the iron ore. In South America, we established new relationships with a supplier and are working with an engineering specialist to further strengthen our sourcing capabilities and a logistics provider to meet our inland transportation needs. In the fourth quarter of fiscal year 2013, CDII Minerals signed a purchase order with China-Base Ninbo Foreign Trade Co., Ltd. (“China Base”). China Base is a trading company located in Ningbo, China. Based on this agreement, China Base agreed to buy approximately 2,000 metric tons of iron ore from CDII Bolivia. CDII Minerals accomplished and fulfilled the contract with China- Base Ningbo Foreign Trade Co., Ltd. in December 2013.

Our Consulting segment revenues primarily consist of consulting and advisory service fees we received from certain publicly traded U.S. companies with their primary business operations located in the PRC. We receive a fixed number of shares of their marketable securities or fees from those client companies, including both recurring and one-time transaction fees for services provided to clients. Consulting segment revenues vary from period to period depending upon the timing, nature and scope of services we provide to a particular client and performance of our client companies' stock price. Our Consulting segment generated approximately $142,000 in revenues during the three months ended December 31, 2013, as compared to $163,000 during the three months ended December 31, 2012, primarily due to the declining value of our client companies' stock, coupled with a reduction in scope of consulting and transactional services provided to the new clients during the three months ended December 31, 2013.

Gross Profit

Our consolidated gross profit in the three months ended December 31, 2013 increased by approximately $282,000 as compared to the three months ended December 31, 2012. Our consolidated gross profit margin increased to 65% in the three months ended December 31, 2013, as compared to gross deficit of 6% during the three months ended December 31, 2012. The increase in gross profit was primarily due to increase in gross profit within both our Consulting segment and Mineral Trading segment.

Gross profit in our Mineral Trading segment for the three months ended December 31, 2013 was $106,000 with a margin of 44%, as compared to gross profit of $26,000 during the three months ended December 31, 2012. The increase in gross margin was primarily due to high sales price in a onetime deal where we sold magnesium product in USA during the three months ended December 31, 2013. The lower gross profit for the three months ended December 31, 2012 was primarily due to the delivery of a total of 21,430 metric tons of iron ore produced in Mexico at low price to local buyers. Accordingly, our gross margin will fluctuate if we change the relationship with our customers or vendors and do not meet any of the criteria, pursuant to our revenue recognition policy. Currently, we are not able to quantify this future fluctuation in gross margins.

Gross profit in our Consulting segment for the three months ended December 31, 2013 was approximately $142,000 with a margin of 99.7%, as compared to a gross deficit of $61,000 with a negative margin of 37% for the three months ended December 31, 2012. The increase in gross profit was primarily due to lower costs generated by the consulting service rendered to our clients.

Total Operating Expenses

Total operating expenses, net of other operating income, increased by approximately $23,000, or 2%, in the three months ended December 31, 2013, as compared to same period in fiscal year 2013. The increase was primarily due to a higher operational expense in our developing business in South America in our Mineral Trading segments, offset by slightly lower general and administrative expenses in the Consulting in the three months ended at December 31, 2013, as compared to the same period in fiscal year 2013.

General and administrative expenses in our Consulting segment for the three months ended December 31, 2013 decreased by approximately $164,000, or 17% as compared to the three months ended December 31, 2012, primarily due to the expiration of our employment contract with several senior executives and the reduction of our spending on travel expenses incurred in serving our client base for both our U.S. headquarters and China-based operations. As compare with the three months ended December 31, 2013 to the same period of fiscal 2013, we had a decrease of approximately $230,000 in employee payroll, a decrease of $47,000 in rents, a decrease of $25,000 in legal fee, and a decrease of $20,000 in depreciation expenses, which were offset by an increase of $106,000 consulting service fee, and an increase of $68,000 on public and investor relation fees.

Other Expenses

In the three months ended December 31, 2013, other expense was approximately $1,014,000 as compared to other expense of $901,000 in the three months ended December 31, 2012. As compared to the three months ended December 31, 2012, we have a decrease of approximately $1.4 million in fair market value of derivative liability related to our preferred stock, and an increase of approximately $1.4 million for loss on revaluation of receivable and payable of marketable securities available-for-sale in the three months ended at December 31, 2013.

Income Taxes

In both three months periods ended December 31, 2013 and 2012, we did not record income tax, since the loss was significant.

Net Loss from Continuing Operations

Net loss from continuing operations for the three months ended December 31, 2013 amounted to $1.9 million as compared to net loss of $2.0 million for the three months ended at December 31, 2012. The loss primarily consisted of $1.1 million in operating expenses and $1.0 million in other expenses.

Discontinued Operations

During the fourth quarter of fiscal 2012, we discontinued the operations of Ruiming Magnesium, IMTC, Asia Magnesium, Baotou Changxin Magnesium, Chang Magnesium and Chang Trading, which were part of our Magnesium segment and also took an impairment charge for Chang Magnesium. In addition, in the fourth quarter of 2012, we discontinued our operations of CDI Jingkun Zinc and CDI Jixiang Metal which was part of our Mineral Trading segment. The loss from discontinued operations for the three months ended December 31, 2013 amounted to approximately $9.3 million, as compared to a loss of $1.9 million from discontinued operations for the three months ended December 31, 2012.

Net loss

Net loss for the three months ended December 31, 2013 amounted to $11.2 million, as compared to net loss of approximately $3.9 million for the three months ended December 31, 2012, primarily due to an increase of $7.4 million in losses from discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash. As of December 31, 2013 we had a working capital deficit of $41.3 million, as compared to $30.3 million as of September 30, 2013. We rely upon cash generated from our operations, the sale of our subsidiaries, access under factoring and other lending relationships and advances from related parties to fund our operations. We do not have any commitments for capital expenditures. In addition to funds necessary to pay our operating expenses and satisfy our obligations as they become due, during the first quarter of fiscal year 2013, we required sufficient funds to satisfy obligations including $1.3 million in loans which are currently past due and $329,000 owed to related parties. We do not have the funds necessary to satisfy any of these obligations. Our Mineral Trading segments have operating losses, and revenues from our Consulting segment vary greatly from period to period. Our Consulting segment generally receives full payment in advance for consulting services to be provided over the term of the contract, primarily in the form of our client companies’ common stock. For transactions in which we advise a new client company on entering into the U.S. public market for the first time, it may take some additional time for us to receive our transaction fees due to the necessary compliance and regulatory filing process, and it is possible that at such time, if ever, when we are able to sell the securities we receive as compensation, the funds we receive upon the sale will be equal to the amount of revenue we initially recognized.  In addition, revenues from this segment do not provide cash to pay costs or operating expenses until we are able to liquidate those securities, on which there are no assurances.  As a result of the working capital deficit and the operating losses incurred, our cash flow from operations is not sufficient to sustain our operations and satisfy our obligations as they become due.

Our cash balance as of December 31, 2013 amounted to approximately $375,000, an increase of $189,000, as compared to September 30, 2013. During the first quarter of fiscal year 2014, we had cash outflow of $13.4 million used in operating activities, including $139,000 used in continued operating activities and $13.3 million used in discontinued operations. We also had inflows from financial activities of $200,000 loan we borrowed from third parties and $10,000 from related parties, coupled with $105,000 proceeds from option exercise. Cash provided by investing activities totaled $128,000, which was resulted from net cash proceeds on sale of marketable securities available-for-sale.

Our marketable securities available-for-sale as of December 31, 2013 approximately totaled $369,000, an increase of $262,000 as compared to September 30, 2013. We received marketable securities for services provided to clients in our Consulting segment in the first quarter of fiscal year 2014.

Our accounts receivable as of December 31, 2013 amounted to $132,000, a decrease of $33,000 as compared to September 30, 2013, primarily due to the decrease of non-cash loss on impairment charge of fair value of accounts receivable from marketable securities available-for-sale.

Prepaid expenses and other current assets consist of prepayments to vendors for services and inventory, other receivables, loans receivable, VAT tax refunds, and security deposits. Prepaid expenses and other current assets as of December 31, 2013 amounted to $1.5 million, a decrease of $1.1 million as compared to September 30, 2013, primarily due to collection of the proceeds from disposal of subsidiaries and $676,602 was reclassified from current assets to long-term assets at December 31, 2013.

Assets of discontinued operations at December 31, 2013 amounted to $6.3 million, a decrease of $2.4 million as compared to September 30, 2013, primarily due to a decrease of $3.3 million in related party transactions of account receivables, loan receivables and other receivables, offset by an increase of $837,000 in accounts receivables in discontinued operations, and an increase of $826,000 in prepaid expenses and other current assets in discontinued operations.

Short-term loans at December 31, 2013 include $1.0 million owed under secured promissory notes bearing interest at the rate of 1% per month, which is currently in default. As collateral for these obligations, we have pledged an aggregate of 5,099,115 shares of common stock of China Education International, Inc. which we received as compensation for consulting services rendered by us. Short-term loans at December 31, 2013 also include $200,000 of loan from Bin Zuo bearing semi-annual interest at 18%, which is due in April 2014, and $72,125 of loan from Marc Siegel, bearing no interest, which is currently in default.

Accounts payable and accrued expenses represent payables associated with the general operations within each segment, including accrued payrolls. Accounts payable and accrued expenses as of December 31, 2013 amounted to $602,000, a decrease of $550,000 as compared to September 30, 2013, primarily due to decreased travel and other general and administration expenses.

Advances from customers and deferred revenues represent prepayments for products or services, which have not yet been shipped or provided. Advances from customers as of December 31, 2013 amounted to $343,000 which increased by100%, as compared to September 30, 2013, primarily due to an increase in advances from customers within our Mineral Trading segment for sales contract of iron ore in South America.

Liabilities of discontinued operations at December 31, 2013 amounted to $44.4 million, an increase of $6.2 million as compared to September 30, 2013, primarily due to an increase of $8.6 million in accounts and other payables of related parties, and an increase of $5.6 million in other liabilities, offset by a decrease of $1.7 million in accounts payable and accrued expenses, a decrease of $6.4 million in advance to customers in discontinued operations.

Certain events may have a negative impact on our liquidity position during fiscal year 2014:

 Our short term loans of $1.0 million matured by February 28, 2013, and currently are in default. While we intend to extend the maturity date for these loans, we have not entered into any agreements with the lenders for such extension.  In the event we are unable to extend the term of these loans, or we are unable to repay these obligations when due, we may have to seek additional financing, and no assurances can be given that such financing would be available on a timely basis, on terms that are acceptable or at all. Failure to meet the repayment or other obligations of our existing debt on or before its due date could materially adversely affect our business, results of operations and financial condition and threaten our financial viability.

We maintain cash and cash equivalents in the United States and China. At December 31, 2013 and September 30, 2013, bank deposits by geographic area, were as follows (dollars in thousands):

Country	December 31, 2013		September 30, 2013
United States	$326,281	87%	$151,589	81%
China	48,694	13%	34,573	19%
Total cash and cash equivalents	$374,975	100%	$186,162	100%

Analysis of Cash Flows

In first quarter of fiscal year 2014, our net decrease in cash amounted to $89,800, which was comprised of $13,429,300 used in operating activities, $3,705,400 provided by investing activities, $8,909,800 provided by financing activities and $724,200 from non-cash favorable effect of prevailing exchange rate on our cash position.

Cash Provided by (Used) in Operating Activities

Net cash used in operating activities of continuing operations for first quarter of fiscal year 2014 amounted to approximately $139,000, which was primarily due to a net loss of $11.2 million adjusted by loss from discontinued operations of $9.3 million and non-cash items such as loss on revaluation for accounts receivable and accounts payable of $26,000, depreciation of $9,400, $161,400 in fair value of marketable securities we received for consulting services provided to our client companies, a loss on revaluation of derivative liability of $1.2 million, an increase of $324,000 in advance from customers, offset by an increase of $40,000 in accounts receivable, a decrease of $517,000 in accounts payable and accrued expenses.

Net cash used in operating activities of continuing operations for the first quarter of fiscal year 2013 amounted to approximately $861,000, which was primarily due to a net loss of $3.9 million adjusted by income from discontinued operations of $1.9 million and non-cash items such as loss on revaluation for accounts receivable and accounts payable of $2.6 million, depreciation of $36,800, stock-based compensation to the employees and the consultants of $185,000, $148,000 in fair value of marketable securities we received for consulting services provided to our client companies, offset by a gain on revaluation of derivative liability of $214,000, a realized gain on marketable securities available-for-sale of $130,000, an increase of $272,000 in advance from customers, offset by an increase of $75,000in accounts receivable, a decrease of $1.3 million in accounts payable and accrued expenses.

Cash Provided by Investing Activities

Net cash provided by investing activities of continuing operations for the first quarter of fiscal year 2014 amounted to $128,000, as a result of proceeds from sales of marketable securities available-for-sale.

Net cash provided by investing activities of continuing operations during the first quarter of fiscal year 2013 totaled $307,000, primarily as a result of $259,000 from proceeds from sales of marketable securities, and $46,000 loan to third parties.

Cash Provided by Financing Activities

Net cash provided by financing activities of continuing operations for the first quarter of fiscal year 2014 amounted to approximately $302,000 primarily due to an increase of $105,000 proceeds from exercise of warrants, $10,000 from borrowing from related parties, and $200,000 borrowings from loans.

Net cash used in financing activities of continuing operations for the first quarter of fiscal year 2013 amounted to approximately $82,000, primarily due to $102,000 repayment of short-term debt offset by $20,000 proceeds from loans.

Series A Convertible Preferred Stock and Related Dividends

As of December 31, 2013, 1,006 shares of Series A convertible preferred stock remained outstanding. During the first quarter of fiscal year 2014, we paid $13,130 of accrued ordinary dividends in cash on our Series A convertible preferred stock. During the first quarter of fiscal year 2013, we paid dividends of $20,130 in the form of 85,297 shares of our common stock.

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

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results when ultimately realized could differ from those estimates. Significant estimates in fiscal 2013 and fiscal 2014 include valuation of marketable securities available-for-sale, allowance for doubtful accounts, write-down in value of inventory, fair value of share-based compensation, the useful lives and impairment of property, plant and equipment, impairment of goodwill, intangible assets and other assets, and fair value of derivative liability.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in the Exchange Act that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Management, with the participation of our CEO , performed an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2013. Based on that evaluation solely as a result of the significant deficiencies in our internal control over financial reporting identified in our Annual Report on Form 10-Q for the fiscal year ended December 31, 2013, our management, including our CEO, concluded that our disclosure controls and procedures were not effective as of December 31, 2013.

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

A “significant deficiency” is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of a registrant’s financial reporting.  And, a “material weakness” is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements would not be prevented or detected on a timely basis. We expect the significant deficiencies will be remediated by the end of fiscal 2015. Until such time, however, as these significant deficiencies in our internal control over financial reporting are remediated, we expect to have continuing weaknesses in our internal control over financial reporting, disclosure controls and related procedures.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that, due to the significant deficiencies described above, our internal control over financial reporting was not effective as of December 31, 2013.

Remediation of Significant Deficiencies and Material Weakness in Internal Control over Financial Reporting

Through our increased awareness and remediation efforts, we believe that our actions will result in an improvement in our internal control over financial reporting in fiscal 2015. Specifically, we will plan initiating a corporate-wide ERP implementation, conduct ongoing US GAAP trainings, and through our internal reviews and improved control procedures, we will identify certain prior accounting errors and make appropriate error corrections and disclosures, to prevent potential future material misstatements. In addition, we plan to make improvement throughout fiscal 2015 to achieve our overall remediation target and objectives. Management believes that the actions described above will remediate the remaining significant deficiencies we have identified in fiscal 2015. As we work towards improvement of our internal control over financial reporting and implement the remediation measures, we may supplement or modify these remediation measures as appropriate.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the first quarter of fiscal 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our principal executive offices are located in Deerfield Beach, Florida. We lease approximately 4,694 square feet of office space for an annual expense of approximately $207,108 under a lease agreement which expires in March 2019.

Our subsidiary CDI Shanghai Management leases approximately 1,127 square feet of office space in Shanghai for an annual expense of approximately $17,170 (RMB 105,600) per year. The lease expires on September 30,2015.

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

ITEM 4.	MINE SAFETY DISCLOSURE.

Not applicable to our operations.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit No.	Description of Exhibit

31.1	*	Section 302 Certificate of Chief Executive Officer.
31.2	*	Section 302 Certificate of Chief Financial Officer.
32.1	*	Section 906 Certificate of Chief Executive Officer and Chief Financial Officer.
101.INS	**	XBRL INSTANCE DOCUMENT
101.SCH	**	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL	**	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF	**	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB	**	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE	**	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE
+		Management contract or compensatory plan or arrangement.
*		Filed herewith.
**		In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this Annual Report on Form 10-K shall be deemed “furnished” and not “filed”.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CD INTERNATIONAL ENTERPRISES, INC.

Date: June 24, 2015	By:	/s/ Yuejian (James) Wang
Yuejian (James) Wang, Chief Executive Officer, President and Chairman