Form 10-Q
period 2014-03-31
CD INTERNATIONAL ENTERPRISES, INC.
filed 2015-07-17
CIK 1088787

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date, there are 65,613,074 shares of common stock are issued and outstanding as of July 16, 2015.

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

•
“Golden Trust Magnesium”, refers to Golden Trust Magnesium Industry Co., Ltd., a company organized under the laws of the PRC and a wholly owned subsidiary of CDI China, which we disposed of in the fourth quarter of fiscal year 2014.

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

PART 1 – FINANCIAL INFORMATION

Item 1.  Financial Statements.

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of March 31, 2014 and September 30, 2013

	March 31,	September 30,
	2014	2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$121,034	$186,162
Marketable securities available-for-sale	494,252	107,539
Accounts receivable	95,999	165,300
Loans, other receivables and prepaid expenses - related parties	186,870	586,071
Prepaid expenses and other current assets, net	1,610,004	2,619,248
Assets of discontinued operations	8,458,867	8,699,473
Inventories	17,066	-
Total current assets	10,984,092	12,363,793
Property, plant and equipment, net	112,087	137,353
Other long-term assets	670,947	-
Total assets	$11,767,126	$12,501,146

LIABILITIES AND EQUITY (DEFICIT)
Current liabilities:
Loans payable	$1,472,125	$1,089,975
Accounts payable and accrued expenses	620,125	1,151,905
Accounts, loans and other payables - related parties	411,165	320,939
Advances from customers	381,547	-
Derivative liabilities	2,249,526	1,398,253
Other liabilities	1,226,822	511,587
Liabilities of discontinued operations	48,177,053	38,238,416
Total current liabilities	54,538,363	42,711,075
Total liabilities	54,538,363	42,711,075

Equity (deficit):
Series A convertible preferred stock: $.0001 par value, stated value $1,000 per share; 10,000,000 authorized, 1,006 shares outstanding at March 31, 2014 and September 30, 2013, respectively	1,006,250	1,006,250
Common Stock: $.0001 par value; 1,000,000,000 authorized; 63,209,636 and 58,399,636 issued and outstanding at March 31, 2014 and September 30, 2013, respectively	6,321	5,840
Additional paid-in capital	78,428,704	78,004,472
Accumulated other comprehensive income (loss)	613,445	(80,000)
Accumulated deficit	(113,260,736)	(101,638,114)
Total CD International Enterprises, Inc.'s stockholders' deficit	(33,206,016)	(22,701,552)
Non-controlling interests	(9,565,221)	(7,508,377)
Total deficit	(42,771,237)	(30,209,929)
Total liabilities and deficit	$11,767,126	$12,501,146

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CD INTERNATIONAL ENTERPRISES, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Three and Six Months Ended March 31, 2014 and 2013
(Unaudited)

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2014	2013	2014	2013
Revenues	$541,311	$733,694	$921,887	$1,309,963
Cost of revenues	549,044	416,766	682,286	1,027,619
Gross profit (loss)	(7,733)	316,928	239,601	282,344
Operating expenses:
Selling, general, and administrative	1,166,264	931,462	2,256,593	1,998,841
Total operating expenses	1,166,264	931,462	2,256,593	1,998,841
Operating loss	(1,173,997)	(614,534)	(2,016,992)	(1,716,497)
Other income (expenses):
Other income	60,533	149,639	194,142	363,817
Interest expenses	(24,933)	(43,277)	(41,067)	(105,295)
Interest income (expenses) - related parties	(8,100)	16,529	(16,200)	16,529
Realized gain (loss) on marketable securities available-for-sale	(1,070)	262,116	93,325	391,836
Loss on revaluation for receivable and payable of marketable securities available-for-sale	(54,851)	(6,313,301)	(81,180)	(7,709,540)
Change in fair value of derivative liability	340,194	(1)	(851,273)	213,548
Total other income (expenses)	311,773	(5,928,295)	(702,253)	(6,829,105)
Loss from continuing operations before income taxes	(862,224)	(6,542,829)	(2,719,245)	(8,545,602)
Income tax expense	-	-	-	-
Net loss from continuing operations	(862,224)	(6,542,829)	(2,719,245)	(8,545,602)
Discontinued operations:
Loss from discontinued operations, net of income taxes	(1,743,931)	(2,259,681)	(11,059,426)	(4,204,283)
Total loss from discontinued operations, net of income taxes	(1,743,931)	(2,259,681)	(11,059,426)	(4,204,283)
Net loss	(2,606,155)	(8,802,510)	(13,778,671)	(12,749,885)
Less: Net income (loss) attributable to non-controlling interests	297,696	(621,312)	(2,196,309)	(1,175,916)
Net loss attributable to CD International Enterprises, Inc.	(2,903,851)	(8,181,198)	(11,582,362)	(11,573,969)
Dividends on series A preferred stock	(20,130)	(20,130)	(40,260)	(40,260)
Net loss allocable to common stockholders	$(2,923,981)	$(8,201,328)	$(11,622,622)	$(11,614,229)
COMPREHENSIVE INCOME (LOSS):
Net loss	$(2,606,155)	$(8,802,510)	$(13,778,671)	$(12,749,885)
Foreign currency translation adjustments	41,742	295,750	653,644	(74,204)
Unrealized gain on marketable securities available-for-sale	105,850	1,803,253	39,801	1,966,485
Comprehensive loss	(2,458,563)	(6,703,507)	(13,085,226)	(10,857,604)
Net income (loss) attributable to non-controlling interests	297,696	(621,312)	(2,196,309)	(1,175,916)
Foreign currency translation adjustments - non-controlling interests	102,171	(38,086)	139,465	24,587
Comprehensive loss attributable to CD International Enterprises, Inc.	(2,858,430)	(6,044,109)	(11,028,382)	(9,706,275)
Preferred stock dividend	(20,130)	(20,130)	(40,260)	(40,260)
Comprehensive loss attributable to common stockholders	$(2,878,560)	$(6,064,239)	$(11,068,642)	$(9,746,535)
Basic and diluted net loss per common share - basic:
Net loss from continuing operations	$(0.01)	$(0.12)	$(0.04)	$(0.16)
Net loss from discontinued operations	(0.03)	(0.03)	(0.14)	(0.06)
Net loss per common share	$(0.04)	$(0.15)	$(0.18)	$(0.22)
Basic and diluted net loss per common share - diluted:
Net loss from continuing operations	$(0.01)	$(0.12)	$(0.04)	$(0.16)
Net loss from discontinued operations	(0.03)	(0.03)	(0.14)	(0.06)
Net loss per common share	$(0.04)	$(0.15)	$(0.18)	$(0.22)
Basic weighted average common shares outstanding	63,209,636	55,415,517	62,133,977	53,882,704
Diluted weighted average common shares outstanding	63,209,636	55,415,517	62,133,977	53,882,704

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended March 31, 2014 and 2013
(Unaudited)

	For the Six Months Ended March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(13,778,671)	$(12,749,885)
Loss from discontinued operations	11,059,426	4,204,283
Adjustments to reconcile net loss to net cash used in operating activities:
Other loss due to revaluation of accounts receivable and accounts payable	25,194	2,509,127
Depreciation	23,241	60,538
Loss on disposal of property and equipment	1,699	6,971
Share issued to third parties for services provided	161,439	223,768
Share based compensation - employees	-	211,861
Stock option and warrant expenses	103,274	-
Realized gain on marketable securities available-for-sale	(93,325)	(391,836)
Change in fair value of derivative liability	851,273	(235,685)
Marketable securities distributed to employees/consultants for compensation	-	129,480
Changes in operating assets and liabilities:
Accounts receivable	(77,068)	5,450,464
Loans, other receivable and prepaid expenses - related parties	399,268	28,727
Prepaid expenses and other current assets, net	345,822	760,037
Inventories	(17,066)	-
Accounts payable and accrued expenses	(496,005)	(1,364,979)
Other payable - related parties	74,026	-
Advances from customers	381,547	-
Other liabilities	405,224	(173,848)
Net cash used in operating activities - continuing operations	(630,702)	(1,330,977)
Net cash used in operating activities - discontinued operations	(12,081,335)	(3,521,317)
NET CASH USED IN OPERATING ACTIVITIES	(12,712,037)	(4,852,294)
CASH FLOWS FROM INVESTING ACTIVITIES:
Change in restricted cash	-	1,525
Proceeds from repayment of loan receivable	-	46,026
Proceeds from sales of marketable securities available-for-sale	168,013	1,027,856
Net cash provided by investing activities - continuing operations	168,013	1,075,407
Net cash provided by investing activities - discontinued operations	3,579,214	5
NET CASH PROVIDED BY INVESTING ACTIVITES	3,747,227	1,075,412
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans	400,000	420,000
Proceeds from exercise of options	105,110	20,000
Payments on loans payable	-	(102,000)
Payments of dividend	(26,260)	-
Net cash provided by financing activities - continuing operations	478,850	338,000
Net cash provided by financing activities - discontinued operations	9,667,097	1,200,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	10,145,947	1,538,000
EFFECT OF EXCHANGE RATE ON CASH	(937,828)	(425,661)
NET CHANGE IN CASH	243,309	(2,664,543)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	539,176	3,248,617
Less: Cash and Cash Equivalents of Discontinued Operations at End of Period	661,451	152,038
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$121,034	$432,036
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$8,345	$27,905
Income taxes paid	$-	$-
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Unrealized gain on marketable securities available-for-sale	$39,801	$1,966,487
Collection of AR in the form of marketable securities	$126,600	$121,881
Deferred revenue received in form of marketable securities	$295,000	$130,000
Liabilities reclassification from related parties to intercompany due to acquisition of Golden Trust	$1,247,642	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014

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
March 31, 2014

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

Going Concern

For the six months ended March 31, 2014, the Company has incurred a net loss of approximately $13.8 million and used cash in operation of $12.7 million. The Company also has a working capital deficit of $43.6 million and its cash and cash equivalents and its revenues are not currently sufficient and cannot be projected to cover operating expenses in the coming year.  These factors raise substantial doubt as to the ability of the Company to continue as a going concern.  Management’s plans include attempting to raise funds through debt and equity financings, restructure on-going operations to eliminate inefficiencies and continue to sell assets to raise cash and meet operating needs. Management intends to make every effort to identify and develop sources of funds.  There is no assurance that management’s plans will be successful.

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

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014

Concentration of Credit Risks

Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash, trade accounts receivable and notes receivables. We deposit our cash with high credit quality financial institutions in the United States and China.  As of March 31, 2014, we had no bank deposits in the United States that exceeded federally insured limits.  At March 31, 2014, we had deposits of $20,195 in banks in China. In China, there is no equivalent federal deposit insurance as in the United States, so the amounts held in banks in China are not insured. We have not experienced any losses in such bank accounts through March 31, 2014.

At March 31, 2014 and September 30, 2013, bank deposits by geographic area were as follows:

Country	March 31, 2014		September 30, 2013
United States	$100,839	83%	$151,589	81%
China	20,195	17%	34,573	19%
Total cash and cash equivalents	$121,034	100%	$186,162	100%

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

The Company’s loans payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at March 31, 2014 and September 30, 2013.

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
March 31, 2014

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

The financial assets and liabilities carried at fair value on a recurring basis at March 31, 2014 are as follows:

Financial assets and liabilities	Fair Value	Level 1	Level 2	Level 3
Marketable equity securities	$494,252	$494,252	$-	$-
Receivable of marketable equity securities	70,750	70,750	-	-
Payable to be settled with marketable securities	(56,468)	(56,468)	-	-
Derivative liabilities	(2,249,526)	-	-	(2,249,526)
	$(1,740,992)	$508,534	$-	$(2,249,526)

The financial assets and liabilities carried at fair value on a recurring basis at September 30, 2013 are as follows:

Financial assets and liabilities	Fair Value	Level 1	Level 2	Level 3
Marketable equity securities	$107,539	$107,539	$-	$-
Receivable of marketable equity securities	165,300	165,300	-	-
Payable to be settled with marketable securities	(51,000)	(51,000)	-	-
Derivative liabilities	(1,398,253)	-	-	(1,398,253)
	$(1,176,414)	$221,839	$-	$(1,398,253)

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

Foreign Currency Translation

The accompanying consolidated financial statements are presented in United States dollars.  The functional currency of our Chinese subsidiaries is the Renminbi (“RMB”), the official currency of the People’s Republic of China. Capital accounts of the consolidated financial statements are translated into United States dollars from RMB at their historical exchange rates when the capital transactions occurred.  Assets and liabilities are translated at the exchange rates as of the balance sheet date.  Income and expenditures are translated at the average exchange rates for the three and six months periods ended March 31, 2014 and 2013, respectively.  A summary of the conversion rates for the periods presented is as follows:

	March 31, 2014	September 30, 2013	March 31, 2013
Period end RMB: U.S. dollar exchange rate	6.1619	6.1364	6.2666
Average fiscal-year-to-date RMB: U.S. dollar exchange rate	6.1195	6.2330	6.2825

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014

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
March 31, 2014

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

The following table presents the computation of basic and diluted loss per share for the three months and six months ended March 31, 2014 and 2013:

	For the Three Months Ended March 31, 2014	For the Three Months Ended March 31, 2013	For the Six Months Ended March 31, 2014	For the Six Months Ended March 31, 2013
Net loss allocable to common shareholders:
Continuing operations, net of income taxes	$(862,224)	$(6,542,829)	$(2,719,245)	$(8,545,602)
Discontinued operations, net of income taxes	(2,041,627)	(1,638,369)	(8,863,117)	(3,028,367)
Net loss allocable to common shareholders	(2,903,851)	(8,181,198)	(11,582,362)	(11,573,969)
Less: preferred stock dividends	20,130	20,130	40,260	40,260
Net loss allocable to common stockholders less preferred stock dividends	$(2,923,981)	$(8,201,328)	$(11,622,622)	$(11,614,229)

Basic weighted average common shares outstanding	63,209,636	55,415,517	62,133,977	53,882,704
Dilutive weighted average common shares outstanding	63,209,636	55,415,517	62,133,977	53,882,704

Net loss per common share - basic:
Net loss from continuing operations	$(0.01)	$(0.12)	$(0.04)	$(0.16)
Net loss from discontinued operations	(0.03)	(0.03)	(0.14)	(0.06)
Net loss per common share - basic	$(0.04)	$(0.15)	$(0.18)	$(0.22)
Net loss per common share - diluted:
Net loss from continuing operations	$(0.01)	$(0.12)	$(0.04)	$(0.16)
Net loss from discontinued operations	(0.03)	(0.03)	(0.14)	(0.06)
Net loss per common share - diluted	$(0.04)	$(0.15)	$(0.18)	$(0.22)

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014

Common stock equivalents are not included in the denominator in periods when anti-dilutive. We excluded 9,000,480 shares of our common stock issuable upon exercise of options, 2,129,130 shares of our common stock issuable upon exercise of warrants and 29,993,683 shares issuable upon conversion of series A preferred stock as of March 31, 2014 as their effect was anti-dilutive. We excluded 125,980 shares of our common stock issuable upon exercise of options, 2,129,130 shares of our common stock issuable upon exercise of warrants and 20,274,345 shares issuable upon conversion of series A preferred stock as of March 31, 2013 as their effect was anti-dilutive.

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

Since the Company recorded the impairment on investments in acquisitions mentioned above, the considerations paid for the acquisitions were written down to zero. The following table summarizes the fair value of the assets acquired and liabilities assumed by CD International on the date of the acquisition of Lingshi Magnesium and Golden Trust Magnesium:

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014

	Lingshi Magnesium	Golden Trust Magnesium

Current assets	$-	$3,125,120
Total identifiable assets	$-	$3,125,120

Current liabilities	$562,110	$(3,719,292)
Total identifiable liabilities	562,110	(3,719,292)
Total identifiable net assets	$(562,110)	$(594,172)
Goodwill	$562,110	$594,172

Due to the low production level and recurring losses of Golden Trust Magnesium, the goodwill related to acquisition of $594,172 was fully impaired during the three months ended March 31, 2014. As Lingshi Magnesium ceased production before we completed the acquisition, the goodwill related to acquisition of $562,110 was fully impaired as of September 30, 2013. In connection with the acquisition of Golden Trust Magnesium, the related party payable balance to Golden Trust Magnesium in the amount of $1,247,642 as of September 30, 2013 was reclassified to intercompany balance.

NOTE 4 – MARKETABLE SECURITIES AVAILABLE-FOR-SALE

Marketable securities available-for-sale and marketable securities available-for-sale-related party as of March 31, 2014 and September 30, 2013 consisted of the following financial instruments:

Company	March 31, 2014	% of Total	September 30, 2013	% of Total

Big Tree Group, Inc.	$-	-	$107,539	100%
Armco Metals Holdings, Inc.	390,000	79%	-	-
Dragon Capital Group, Corp.	85,000	17%	-	-
China Logistics Group, Inc.	19,252	4%	-	-
Marketable securities available-for-sale	$494,252	100%	$107,539	100%

All the securities were received from our clients as consulting fees. During the six months ended March 31, 2014 and 2013, we collected marketable securities originated from accounts receivable for the amount of $126,600 and $121,881, separately, and we collected marketable securities originated from deferred revenue for amount of $295,000 and $130,000 respectively. We categorize the securities as investments in marketable securities available-for-sale or investments in marketable securities available-for-sale-related parties.  These securities are quoted either on an exchange or on the over the counter market system.  Some of the securities are restricted and cannot be readily sold by us absent a registration of those securities under the Securities Act of 1933 (the “Securities Act”) or the availability of an exemption from the registration requirements under the Securities Act.  Our policy is to liquidate the securities on a regular basis.  As these securities are often restricted, we are unable to liquidate them until the restriction is removed.  Unrealized gains or losses on marketable securities available-for-sale and on marketable securities available-for-sale-related party are recognized on a periodic basis as an element of comprehensive income based on changes in the fair value of the security.  Once liquidated, realized gains or losses on the sale of marketable securities available-for-sale and marketable securities available-for-sale-related party are reflected in our net income for the period in which the security was liquidated.

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014

Our marketable securities available-for-sale are carried at fair value. Under the guidance of ASC320, “Investments”, we periodically evaluate our marketable securities to determine whether a decline in their value is other than temporary. Management utilizes criteria such as the magnitude and duration of the decline, in addition to the reasons underlying the decline, to determine whether the loss in value is other than temporary. The term “other-than-temporary” is not intended to indicate that the decline is permanent. It indicates that the prospects for a near term recovery of value are not necessarily favorable, or that there is a lack of evidence to support fair values equal to, or greater than, the carrying value of the investment. Once a decline in value is determined to be other than temporary, the value of the security is reduced and a corresponding impairment charge to earnings is recognized. In this assessment for various securities at March 31, 2014 and September 30, 2013, the guidance in ASC 320, “the Investment-Debt and Equity Securities”, is carefully followed. In accordance with ASC 320-10-35-33, when an entity has decided to sell an impaired available-for-sale security and the entity does not expect the fair value of the security to fully recover before the expected time of sale, the security shall be deemed other-than-temporarily impaired in the period in which the decision to sell is made. However, an entity shall recognize an impairment loss when the impairment is deemed other than temporary impairment even if a decision to sell has not been made.

For the six months ended March 31, 2014 and 2013, we had no loss related to other than temporary impairment.

Marketable securities available-for-sale and marketable securities available-for-sale-related party are either valued at the date received or at the date when services are rendered. The table below provides a summary of the changes in the fair of marketable securities for six months ended March 31, 2014:

		For the Six Months Ended March 31, 2014
	September 30, 2013	Fair value received/sold	Cost basis adjustment for other than temporary impairment	Unrealized gain	March 31, 2014

Investment in marketable securities available-for-sale	$107,539	$346,912	$-	$39,801	$494,252
Total Investment in securities available-for-sale	$107,539	$346,912	$-	$39,801	$494,252

NOTE 5 – ACCOUNTS RECEIVABLE

Accounts receivables include trade receivables and receivables of marketable securities available-for-sale. These receivables are carried at fair market value. The changes in the fair market value of the marketable securities underlying the receivables are reflected in earnings for each period. At March 31, 2014 and September 30, 2013, the fair value of available-for-sale securities receivable was $70,750 and $165,300, respectively. At March 31, 2014, a balance of $18,757 accounts receivable was trade receivables related to mineral trading and the remaining $6,492 was receivables for consulting services provided.

At March 31, 2014, we have a $49,500 receivable due from 9,000,000 shares of common stock of China Logistic, Inc (OTC: CHLO), and $21,250 due from 12,500,000 shares of common stock of Dragon Capital Group, Corp. (Pink Sheet: DRGV). At September 30, 2013, we have $116,550 receivable due from 15,750,000 shares of common stock of China Logistics Group, Inc (OTC: CHLO), and $48,750 due from 37,500,000 shares of common stock of Dragon Capital Group, Corp. (Pink Sheet: DRGV).

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014

NOTE 6 - LOANS PAYABLE

Loans payable at March 31, 2014 and September 30, 2013 consisted of the following:

Description	March 31, 2014	September 30, 2013

China Direct Investments loan from four Chinese citizens. Due on February 28, 2013 with 12% annual interest rate, currently in default. Secured by 5,099,115 shares of the common stock of China Education International, Inc., which are deemed worthless (1)	$1,000,000	$1,000,000

China Direct Investments loan from Bin Zuo. Due on April 13, 2014 with 18% semi-annual interest rate. Secured by pledge of CD International Enterprises assets. The Company paid off this loan with accrued interests on April 21, 2014.	200,000	-

China Direct Investments loan from Marc Siegel, $72,125 and Richard Galterio, $17,850. Due on March 31, 2013 and currently in default. Lenders agree to waive interest. Secured by pledge of certain assets of CD International Enterprises assets. The Richard Galterio loan was settled during the three months ended December 31, 2013. The Company paid off the Marc Siegel loan on January 13, 2015.	72,125	89,975

China Direct Investments loan from Draco Resources, Inc. Due on March 18, 2015 with 2% annual interest rate. None secured.	200,000	-
Total	$1,472,125	$1,089,975
Less: current portion	(1,472,125)	(1,089,975)
Loans payable, long-term	$-	$-

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

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014

NOTE 7 - RELATED PARTY TRANSACTIONS

List of Related Parties

We have specified the following persons and entities as related parties with ending balances as of March 31, 2014 and September 30, 2013:

-
Yuwei Huang, our executive vice president of our discontinued magnesium segment, and a member of our board of directors, is chairman of YiWei Magnesium, and chief executive officer and vice chairman of Shanxi Gu Golden Magnesium Co., Ltd. (“Golden Magnesium")

-	Taiyuan Yiwei Magnesium Industry Co., Ltd. (“Yiwei Magnesium"), a company organized under the laws of the PRC, is a minority interest owner in Chang Magnesium;
-	Shanxi Rixuan Yiwei Magnesium Co., Ltd. (“Rixuan Magnesium"), owned by Yuwei Huang;
-	Taiyuan Golden Magnesium Co., Ltd. (“Taiyuan Golden Magnesium"), owned by Yuwei Huang;
-	Lifei Huang, is the daughter of Yuwei Huang;
-	Pine Capital Enterprises Inc. (“Pine Capital”), a company organized under the laws of the Cayman Islands and of which Lifei Huang is the registered representative;
-	Wheaton Group Corp. (“Wheaton”), a company organized under the laws of Brunei Darussalam and of which Lifei Huang is the registered representative;
-	Xiaowen Zhuang, a management member of CDI Shanghai Management;
-	Kong Tung, a member of the Board of Directors, and chairman of Golden Magnesium, Beauty East, and Golden Trust Magnesium;
-	Xumin Cui, the son-in-law of Yuwei Huang;
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

As of March 31, 2014, other receivables and prepaid expenses- related parties were $186,870 consisting of prepaid to suppliers – related parties of $180,352, and other receivables-related parties of $6,518 as set forth below:

Prepaid Expenses – Related Parties

At March 31, 2014 and September 30, 2013, prepaid expenses – related parties for future delivery of inventory were $180,352 and $538,187, respectively, as follows:

CD International Subsidiary	Related Party	March 31, 2014	September 30, 2013

CDII Minerals	Mining & Logistics	$-	$396,617
CDI Bolivia	Mining & Logistics	180,352	141,570
Total Prepaid Expenses-Related Parties		$180,352	$538,187

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014

Other Receivables- Related Parties

At March 31, 2014 and September 30, 2013, other receivables-related parties for working capital purposes were $6,518 and $47,884, respectively, as follows:

CD International Subsidiary	Related Party	March 31, 2014	September 30, 2013

CDI Chile	Kong Tung	$6,518	$23,446
CDI Shanghai Management	Xinghai Magnesium	-	11,401
CDI Shanghai Management	Dragon Capital	-	13,037
Total Other Receivables-Related Parties		$6,518	$47,884

As of March 31, 2014, loan payables and other payables – related parties were $411,165 consisting of loan payables – related parties of $337,139 and other payables – related parties of $74,026 as set forth below:

Loan Payables – Related Parties

At March 31, 2014 and September 30, 2013, loan payables – related party was for working capital purposes were $337,139 and $320,939, respectively, as follows:

CD International Subsidiary	Related Party	March 31, 2014	September 30, 2013

China Direct Investments	James (Yuejian) Wang	$337,139	$320,939
Total Loan Payables-Related Parties		$337,139	$320,939

From time to time, China Direct Investments borrowed funds from James (Yuejian) Wang. At March 31, 2014 and September 30, 2013, CDII owed James (Yuejian) Wang a total of $337,139 and $320,939, including aggregate principal loan amount of $300,000 and accrued interest of $37,139 and $20,939, respectively. The loans bear interest at 12% per annum with principal of $270,000 due on December 31, 2013, and $30,000 due on September 30, 2014. These loans are currently in default.

Other Payables – Related Parties

At March 31, 2014 and September 30, 2013, other payables – related party for working capital purposes were $74,026 and $0, respectively, as follows:

CD International Subsidiary	Related Party	March 31, 2014	September 30, 2013

CDI Bolivia	Mining & Logistics	$15,001	$-
China Direct Investments	James (Yuejian) Wang	59,025
Total Other Payables-Related Parties		$74,026	$-

NOTE 8 – CAPITAL STOCK

Preferred Stock and Related Dividends

As of March 31, 2014 and September 30, 2013, there were 1,006 shares of series A convertible preferred stock outstanding. The series A preferred stock has a stated value per share of $1,000, carries an 8% per annum dividend rate payable quarterly in arrears and was initially convertible into our common stock at $7.00 per share. The dividends are payable in cash or shares of our common stock, at our option, subject to certain provisions. The terms of the Series A preferred stock provide that if we sell common stock at a price per share less than the then conversion price of the preferred stock, then we are required to reduce the conversion price of the series A convertible preferred stock to the lower price of the subsequent sale. Since we have issued securities at prices lower than the exercise price of the $7.00 per share conversion price of the series A preferred, we reduced the exercise price of those outstanding securities. At March 31, 2014, the conversion price of the series A preferred is $0.05.

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014

The dividends calculated at $20,130 per quarter are payable in cash or shares of our common stock at our option subject to certain provisions. If paid in shares of common stock, the stock shall be valued at the lower of the conversion price or the average of the weighted average price of the 10 consecutive trading days immediately preceding the dividend date. During the six months ended March 31, 2014, we paid $26,260 of dividends in cash. During the six months ended March 31, 2013, we paid $40,260 in the form of 265,785 shares of our common stock on our series A convertible preferred stock. As of March 31, 2014 and September 30, 2013, accrued dividend payable is $41,125 and $27,125, respectively.

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

As of March 31, 2014 and September 30, 2013, the carrying amounts of the derivative liabilities for preferred stock conversion option were $2,249,526 and 1,398,253, respectively. The net changes in fair value during the period included in change of fair value of derivative liability were income of $340,194 and loss of $851,273 during the three and six months ended March 31, 2014, and income of $22,137 and $213,548 during the three and six months ended March 31, 2013, respectively.

Common Stock

We have 1,000,000,000 shares of common stock, par value $.0001, authorized. At March 31, 2014, there were 63,209,636 shares of common stock issued and outstanding and there were 58,399,636 shares of common stock issued and outstanding at September 30, 2013.

During the six months ended March 31, 2014, we issued a total of 4,810,000 shares of our common stock comprised of: 1,610,000 shares to consultants for services, valued at $161,439 and 3,200,000 shares in connection with the exercise of 3,200,000 stock options for proceeds totaling of $160,000, including the actual net cash we received of $105,000, $12,150 in receivables which had been collected in December of 2014, and $42,850 to pay off our debts and accrued liabilities with an amount of $75,002, resulted in $32,152 in gain on settlement due to the excess of liabilities forgiven.

During the six months ended March 31, 2013, we issued a total of 4,468,151 shares of our common stock comprised of:  1,888,432 shares to consultants for services valued at $223,768; 2,113,934 shares to employees as compensation valued at $211,861; and 265,785 shares for dividends of $40,260. The Company also issued 200,000 shares of common stock in connection with the exercise of 200,000 stock options for cash proceeds of $20,000.

Option and Warrants

The following table sets forth our stock option activities during the three months ended March 31, 2014:

Description	Shares underlying options	Weighted average exercise price

Balance at September 31, 2013	12,325,480	$0.15
Outstanding and exercisable at September 30, 2013	3,325,480	$0.43
Granted	-	-
Expired	(125,000)	10.00
Exercised	(3,200,000)	0.05
Balance at March 31, 2014	9,000,480	$0.05
Outstanding and Exercisable at March 31, 2014	480	$11.25

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014

As of March 31, 2014 and September 30, 2013, we had 9,000,480 and 12,325,480 shares underlying options outstanding and exercisable.

The remaining contractual life and exercise price of options outstanding and exercisable at March 31, 2014 are as follows:

Number of options outstanding and exercisable	Exercise price	Remaining contractual life (Years)
400	$2.25	1.1
80	$56.25	0.67
480	$11.25

Common Stock Purchase Warrants

A summary of the status of our outstanding common stock purchase warrants granted as of March 31, 2014 and changes during the period is as follows:

	Shares underlying warrants	Weighted average exercise price
Outstanding and exercisable at September 30, 2013	2, 129,130	$2.20
Outstanding and exercisable at March 31, 2014	2, 129,130	$2.20

The following information applies to all warrants outstanding and exercisable at March 31, 2014.

Number of Warrants outstanding and exercisable	Exercise Price	Remaining contractual life (Years)
777,778	$2.00	3.33
1,351,352	$2.31	0.71
2,129,130	$2.20

The Company recognized a total of $103,274 and $0 stock option expenses for the six months ended March 31, 2014 and 2013, respectively. The value of options was calculated using Black Scholes Option Pricing Model based upon the following assumptions: dividend yield of 0%, volatility of 120% - 139%, risk free rate of 0.48% - 1.20%, and an expected term of 2.5 to 4.5 years.

NOTE 9 - SEGMENT INFORMATION

For the three and six months ended March 31, 2014 and 2013, the Company operated in two reportable business segments - (1) Mineral Trading segment, formerly Basic Materials segment, where we sell and distribute of a variety of products, including iron ore products, non-ferrous metals, recycled materials, and industrial commodities, and (2) Consulting segment where we provide business and financial consulting services to U.S. public companies that operate primarily in China. The Company's reportable segments are strategic business units that offer different products. They are managed separately based on the fundamental differences in their operations.  Information with respect to these reportable business segments for the three and six months ended March 31, 2014 and 2013 are as follows:

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014

Revenues:	For the Three Months Ended March 31, 2014	For the Three Months Ended March 31, 2013	For the Six Months Ended March 31, 2014	For the Six Months Ended March 31, 2013
Mineral Trading	$224,748	$650,126	$463,240	$1,063,706
Consulting	316,563	83,568	458,647	246,257
Total revenue:	$541,311	$733,694	$921,887	$1,309,963

Depreciation:
Mineral Trading	$4,205	$3,279	$10,466	$16,811
Consulting	9,601	20,411	12,775	43,727
Total depreciation:	$13,806	$23,690	$23,241	$60,538

Interest expenses and interest expenses – relate parties:
Mineral Trading	$5,947	$12,042	$7,389	$25,374
Consulting	27,086	14,706	49,878	63,392
Total interest expenses and interest expenses – relate parties:	$33,033	$26,748	$57,267	$88,766

Net income (loss) from continuing operations:
Mineral Trading	$(632,925)	$385,859	$(765,460)	$323,101
Consulting	(229,299)	(6,928,688)	(1,953,785)	(8,868,703)
Total net loss from continuing operations:	$(862,224)	$(6,542,829)	$(2,719,245)	$(8,545,602)

Total tangible assets by segment as of March 31, 2014 and September 30, 2013 are as follows:

	March 31, 2014	September 30, 2013
Mineral Trading	$6,020	$9,057
Consulting	106,067	128,296
Total assets	$112,087	$137,353

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
March 31, 2014

·	Baotou Changxin Magnesium
·	Lingshi Magnesium
·	Ruiming Magnesium;
·	Chang Magnesium;
·	Chang Trading;
·	IMTC; and
·	CDI Metal

Summarized Financial Information for Discontinued Operations

The carrying amounts of the major classes of assets and liabilities of discontinued operations as of March 31, 2014 and September 30, 2013 were as follows:

	March 31,	September 30,
	2014	2013
Assets of discontinued operations:
Cash and cash equivalents	$661,453	$353,014
Accounts receivable	6,451,093	2,794,796
Accounts, loans, other receivable and prepaid expenses - related parties	4,460	3,778,127
Inventories, net	446,029	1,082,933
Prepaid expenses and other current assets, net	895,670	616,978
Restricted cash, current	-	4,398
Property, plant and equipment, net	-	27,114
Intangible assets	-	41,950
Other long-term assets	162	163
Total assets of discontinued operations	$8,458,867	$8,699,473

Liabilities of discontinued operations:
Loans payable-short term	$97,373	$97,777
Accounts payable and accrued expenses	5,396,945	4,120,003
Accounts and other payables-related parties	22,569,104	13,527,674
Advances from customers	462,387	6,719,316
Deferred revenue	11,850,148	11,899,391
Other liability	7,324,820	1,560,303
Accrued salary payable	398,919	158,898
Tax payable	77,357	155,054
Total liailities of discontinued operations	$48,177,053	$38,238,416

The following table presents the results of discontinued operations for the three and six months ended March 31, 2014 and 2013:

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2014	2013	2014	2013
Revenues	$9,808,688	$10,003,512	$18,758,999	$20,327,876
Cost of revenues	10,906,281	11,723,840	20,549,575	24,121,486
Loss before income taxes	(1,743,931)	(2,259,681)	(11,059,426)	(4,204,283)
Income tax expense	-	-	-	-

Loss from discontinued operations	(1,743,931)	(2,259,681)	(11,059,426)	(4, 204,283)
Gain (loss) from disposal, net of taxes	-	-	-	-
Total Loss from discontinued operations	$(1,743,931)	$(2,259,681)	$(11,059,426)	$(4, 204,283)

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014

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

On February 14, 2014, Metamining, Inc., Metamining Nevada, Inc., Song Qiang Chen, and Ling Li submitted their objections to Linkwell’s affidavit pursuant to Federal Rule of Civil Procedure 37 for payment of expenses including attorney’s fees. The Company has also produced documents and interrogatory responses in response to discovery served by Linkwell. A pretrial conference is scheduled for August 28, 2015. As of June 2014, the Plaintiff claimed that his attorneys’ fees and costs exceeded $1 million. As of the filing date, the Company has paid to the attorney of the Plaintiff, Wolf Haldenstein Adler Freeman & Herz, LLP, $33,000 for the attorney fees claimed.

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
March 31, 2014

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
March 31, 2014

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

The following discussion and analysis of our consolidated financial condition and results of operations for the three and six months ended March 31, 2014 and 2013 should be read in conjunction with the consolidated financial statements and other information presented in our Annual Report on Form 10-K for the year ended September 30, 2013 as filed with the Securities and Exchange Commission on January 15, 2015 and with the consolidated financial statements and other information presented in this Quarterly Report on Form 10-Q.

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

Our Mineral Trading segment engages in the source and distribution of the global purchase and sale of industrial commodities in the Americas, which include mineral ores and non-ferrous metals. We have realigned our investments to our industrial commodities business in the Americas to maximize our profits and cash flow over the past fiscal year of 2013. We have focused on the South American market and have established offices in Chile, Peru and Bolivia, but the operation costs were very high and, given the continuing drop of the iron ore market price, we closed offices in Bolivia and Peru on September 30, 2014.

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

Information On Trends Impacting Our Reporting Segments Follows:

Mineral Trading Segment.

As a result of the substantial economic slowdown and lack of new sales in the domestic market in China for our specialty chemicals and steel related products, we disposed of the two main subsidiaries in the fourth quarter of fiscal year 2012, which have negatively impacted this segment over fiscal year 2012, namely Lang Chemical and CDI Beijing, as previously discussed, and have further realigned our capital investment in these businesses toward our industrial commodities and distribution business in the Americas in order to maximize our revenues, gross profit, and cash flow in this segment in fiscal year 2013 and in future years.

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

GOING CONCERN

Our financial statements have been prepared assuming we will continue as a going concern. The report of our independent registered accounting firm on our financial statements for the year ended September 30, 2013 contained a qualification as to our ability to continue as a going concern. For the six months ended March 31, 2014, we reported a net loss of approximately $13.8 million and cash used in operating activities of $12.7 million, respectively. At March 31, 2014 we had a working capital deficit of $43.6 million and our revenues for the three and six months ended March 31, 2014 declined by approximately 26% and 30%, respectively, from the comparable periods in fiscal year 2013. These, among other issues, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of these uncertainties.

RESULTS OF OPERATIONS

For the three and six months ended March 31, 2014 and 2013, subsidiaries included in continuing operations consisted of the following:

·             CDI China, Inc.
·             International Magnesium Group, Inc.
·             CDII Minerals, Inc.
·             CDII Chile, Ltda.
·             CDII Minerals de Peru SAC
·             Empresa Minera CDII de Bolivia S.A.
·             China Direct Investments, Inc.
·             CDI Shanghai Management Co., Ltd.
·             Capital Resource Management Co., Ltd.

Accordingly, we have generated negative gross margins and operating losses, and most of our magnesium facilities ceased production. Results of operations, financial position and cash flows associated with Magnesium segment are separately reported as discontinued operations for all periods presented.

Summary of Selected Consolidated Financial Information

	For the Three Months Ended March 31,
	2014		2013
(Dollars in thousands)	Amount	% of Revenues	Amount	% of Revenues	% Increase (Decrease)

Mineral Trading	$224.7	42%	$650.1	89%	(65%)
Consulting segment	316.6	58%	83.6	11%	279%
Consolidated Revenues	$541.3	100%	$733.7	100%	(26%)
Cost of revenues	549.0	101%	416.8	57%	32%
Gross profit	(7.7)	(1%)	316.9	43%	(102%)
Total operating expenses	1,166.3	215%	931.5	127%	25%
Total loss	$862.2	159%	$6,542.8	892%	(87%)

	For the Six Months Ended March 31,
	2014		2013
(Dollars in thousands)	Amount	% of Revenues	Amount	% of Revenues	% Increase (Decrease)

Mineral Trading	$463.2	50%	$1,063.7	81%	(56%)
Consulting segment	458.6	50%	246.3	19%	86%
Consolidated Revenues	$921.9	100%	$1,310.0	100%	(30%)
Cost of revenues	682.3	74%	1,027.6	78%	(34%)
Gross profit	239.6	26%	282.4	22%	(15%)
Total operating expenses	2,256.6	245%	1,998.8	153%	13%
Total loss	$2,719.2	295%	$8,545.6	652%	(68%)

Analysis of Operating Results by Segment

A summary of our comparative operating results by segment for the three and six months ended March 31, 2014 and 2013 is as follows:

Mineral Trading Segment	Three months ended March 31,		Six months ended March 31,
(Dollars in thousands)	2014	2013	2014	2013
Total revenues	$224.7	$650.1	$463.2	$1,063.7
Cost of revenues	466.7	253.6	599.5	641.2
Gross profit	(242.0)	396.5	(136.3)	422.5
Total operating expenses	401.9	47.2	670.0	128.2
Operating income (loss)	$(643.9)	$349.3	$(806.3)	$294.3

Consulting Segment	Three months ended March 31,		Six months ended March 31,
(Dollars in thousands)	2014	2013	2014	2013
Total revenues	$316.6	$83.6	$458.6	$246.3
Cost of revenues	82.3	163.2	82.7	386.5
Gross profit	234.3	(79.6)	375.9	(140.2)
Total operating expenses	764.3	884.2	1,586.6	1,870.6
Operating loss	$(530.0)	$(963.8)	$(1,210.7)	$(2,010.8)

Revenues

Revenues in the three months ended March 31, 2014 decreased by 26%, as compared to the three months ended March 31, 2013, primarily due to the decreased revenue of approximately $425,000 generated from our Mineral Trading segment, offset by an increase of approximately $233,000 in revenue generated from our consulting segment for provide consulting service to our clients in the three months ended March 31, 2014. Revenue in the six months ended March 31, 2014 decreased by 30%, as compared to the six months ended March 31, 2013, also primarily due to a decrease of approximately $600,000 in revenues generated from our Mineral Trading segment, offset by an increase of approximately $212,000 in revenue generated from our consulting segment during the comparable periods in fiscal year 2013.

Our Mineral Trading segment generated approximately $225,000 and $463,000 for the three and six months ended March 31, 2014, decreased by 65% and 56%, respectively, as compared to the same periods in 2013, primarily due to revenues decreased in our business in South America. We closed the business in Mexico operations after we finally sold the 11,000 metric tons of iron ore held in Mexico, priced at $233,000, to a local Mexican company due to that we could not receive the environmental permits and necessary export approvals in the first quarter of fiscal year 2013. Our operations in Chile experienced shipping delays due to a longer than expected timeframe to receive port authority approval to export the iron ore. In South America, we established new relationships with a supplier and are working with an engineering specialist to further strengthen our sourcing capabilities and a logistics provider to meet our inland transportation needs. In the fourth quarter of fiscal year 2013, CDII Minerals signed a purchase order with China-Base Ninbo Foreign Trade Co., Ltd. (“China Base”). China Base is a trading company located in Ningbo, China. Based on this agreement, China Base agreed to buy approximately 2,000 metric tons of iron ore from CDII Bolivia. CDII Minerals accomplished and fulfilled the contract with China- Base Ningbo Foreign Trade Co., Ltd. in March 2014.

Our Consulting segment revenues primarily consist of consulting and advisory service fees we received from certain publicly traded U.S. companies with their primary business operations located in the PRC. We receive a fixed number of shares of their marketable securities or fees from those client companies, including both recurring and one-time transaction fees for services provided to clients. Consulting segment revenues vary from period to period depending upon the timing, nature and scope of services we provide to a particular client and performance of our client companies' stock price. Our Consulting segment generated approximately $317,000 and $459,000 in revenues during the three and six months ended March 31, 2014, as compared to $84,000 and $246,000 during the three and six months ended March 31, 2013, primarily due to marketable securities received for services provided to new clients during the three months ended March 31, 2014.

Gross Profit

Our consolidated gross profit in the three and six months ended March 31, 2014 decreased by 102% and 15%, respectively, as compared to the three and six months ended March 31, 2013. Our consolidated gross deficit was 1% and gross margin was 26% in the three and six months ended March 31, 2014, respectively, as compared to the gross profit margin of 43% and 22% during the three and six months ended March 31, 2013. The decrease in gross profit was primarily due to higher cost of goods sold and decrease in gross profit within both our Consulting segment and Mineral Trading segment.

Gross deficit in our Mineral Trading segment for the three and six months ended March 31, 2014 was $242,000 and $136,000 with a negative margin of 108% and 29%, as compared to gross profit of $397,000 and $423,000 with a margin of 61% and 40% during the three months ended March 31, 2013, respectively. The decrease in gross margin was primarily due to low sales price and less quantity of iron ores sold in South America during the three and six months ended March 31, 2014. The lower gross profit for the six months ended March 31, 2013 was primarily due to the delivery of a total of 21,430 metric tons of iron ore produced in Mexico at low price to local buyers. Accordingly, our gross margin will fluctuate if we change the relationship with our customers or vendors and fail to meet the criteria for revenue recognition, pursuant to our revenue recognition policy. Currently, we are unable to quantify this future fluctuation in gross margins.

Gross profit in our Consulting segment for the three and six months ended March 31, 2014 was approximately $234,000 and $376,000, respectively, with margins of 74% and 82%, as compared to a gross deficit of $80,000 and $140,000 with a negative margin of 95% and 57% for the three and six months ended March 31, 2013. The increase in gross profit was primarily due to lower costs generated by the consulting service rendered to our clients.

Total Operating Expenses

Total operating expenses, net of other operating income, increased by approximately $235,000 and $258,000, or 25% and 13%, respectively, in the three and six months ended March 31, 2014, as compared to same period in fiscal year 2013. The increase was primarily due to a higher operational expense in our developing business in South America in our Mineral Trading segments, offset by slightly lower general and administrative expenses in the Consulting segment in the three and six months ended at March 31, 2014, as compared to the same period in fiscal year 2013.

General and administrative expenses in our Consulting segment for the six months ended March 31, 2014 decreased by approximately $284,000, or 15% as compared to the six months ended March 31, 2013, primarily due to the expiration of our employment contract with several senior executives and the reduction of our spending on travel expenses incurred in serving our client base for both our U.S. headquarters and China-based operations. As compared with the six months ended March 31, 2014 to the same period of fiscal year 2013, we had a decrease of approximately $209,000 in employee compensation and payroll, a decrease of $73,000 in rents, a decrease of $57,000 in legal fee, a decrease of $64,000 in impairment expense, and a decrease of $24,000 in depreciation expense, which were offset by an increase of $75,000 consulting service fee, and an increase of $68,000 on public and investor relation fees.

General and administrative expenses in our Mineral Trading segment for the six months ended March 31, 2014 increased by approximately $542,000, or 423% as compared to the six months ended March 31, 2013, primarily due to the increased set up fees including traveling expenses, office rents, employee and consulting expenses in Chile and Bolivia offices in the six months ended March 31, 2014.

Other Income and Expenses

In the three months ended March 31, 2014, other income was approximately $312,000 as compared to other expense of $6.0 million in the three months ended March 31, 2013. In the six months ended March 31, 2014, other expense was approximately $702,000 as compared to $6.8 million in the six months ended March 31, 2013. Comparing to the six months ended March 31, 2013, we have a decrease of approximately $1.1 million in fair market value of derivative liability related to our preferred stock, and a decrease of approximately $7.6 million for loss on revaluation of receivable and payable of marketable securities available-for-sale for the six months ended at March 31, 2014.

Income Taxes

In both six months periods ended March 31, 2014 and 2013, we did not record income tax, since the loss was significant.

Net Loss from Continuing Operations

Net loss from continuing operations for the three and six months ended March 31, 2014 amounted to $862,000 and $2.7 million, respectively, as compared to net loss of $6.5 million and $8.6 million for the three and six months ended at March 31, 2013. The loss for the three months ended March 31, 2014 consisted of approximately $1.2 million operating expenses and approximately $312,000 other income. The loss for the six months ended March 31, 2014 primarily consisted of approximately $2.0 million operating expenses and approximately $702,000 other expenses.

Discontinued Operations

During the fourth quarter of fiscal 2012, we discontinued the operations of Ruiming Magnesium, IMTC, Asia Magnesium, Baotou Changxin Magnesium, Chang Magnesium and Chang Trading, which were part of our Magnesium segment and also took an impairment charge for Chang Magnesium. In addition, in the fourth quarter of 2012, we discontinued our operations of CDI Jingkun Zinc and CDI Jixiang Metal which was part of our Mineral Trading segment. The loss from discontinued operations for the three and six months ended March 31, 2014 amounted to approximately $1.7 million and $11.1 million, respectively, as compared to a loss of $2.3 million and $4.2 million from discontinued operations for the three and six months ended March 31, 2013.

Net loss

Net loss for the three and six months ended March 31, 2014 amounted to $2.6 million and $13.8 million, as compared to net loss of approximately $8.9 million and $12.7 million for the three and six months ended March 31, 2013, respectively, primarily due to a decrease of $516,000 and an increase of $6.9 million in losses from discontinued operations for the three and six months ended March 31, 2014.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash. As of March 31, 2014 we had a working capital deficit of $43.6 million, as compared to $30.3 million as of September 30, 2013. We rely upon cash generated from our operations, the sale of our subsidiaries, access under factoring and other lending relationships and advances from related parties to fund our operations. We do not have any commitments for capital expenditures. In addition to funds necessary to pay our operating expenses and satisfy our obligations as they become due, during the three and six months ended March 31, 2014, we required sufficient funds to satisfy obligations including $1.0 million in loans which are currently past due and $337,000 owed to related parties. We do not have the funds necessary to satisfy any of these obligations. Our Mineral Trading segments have operating losses, and revenues from our Consulting segment vary greatly from period to period. Our Consulting segment generally receives full payment in advance for consulting services to be provided over the term of the contract, primarily in the form of our client companies’ common stock. For transactions in which we advise a new client company on entering into the U.S. public market for the first time, it may take some additional time for us to receive our transaction fees due to the necessary compliance and regulatory filing process, and it is possible that at such time, if ever, when we are able to sell the securities we receive as compensation, the funds we receive upon the sale will be equal to the amount of revenue we initially recognized.  In addition, revenues from this segment do not provide cash to pay costs or operating expenses until we are able to liquidate those securities, on which there are no assurances.  As a result of the working capital deficit and the operating losses incurred, our cash flow from operations is not sufficient to sustain our operations and satisfy our obligations as they become due.

Our cash balance as of March 31, 2014 amounted to approximately $121,000, a decrease of $65,000, as compared to September 30, 2013. During the six months ended March 31, 2014, we had cash outflow of $12.7 million used in operating activities, including $631,000 used in continued operating activities and $12.1 million used in discontinued operations. We also had inflows from financial activities of $400,000 in loans we borrowed from third parties, coupled with $105,000 proceeds from exercise of options. Cash provided by investing activities totaled $168,000, which resulted from net cash proceeds on sale of marketable securities available-for-sale.

Our marketable securities available-for-sale as of March 31, 2014 totaled approximately $494,000, an increase of $387,000 as compared to September 30, 2013. We received marketable securities for services provided to clients in our Consulting segment during the six months ended March 31, 2014.

Our accounts receivable as of March 31, 2014 amounted to $96,000, a decrease of $69,000 as compared to September 30, 2013, primarily due to the decrease of fair market value on accounts receivable from marketable securities available-for-sale.

Prepaid expenses and other current assets consist of prepayments to vendors for services and inventory, other receivables, loans receivable, VAT tax refunds, and security deposits. Prepaid expenses and other current assets as of March 31, 2014 amounted to $1.6 million, a decrease of $1.0 million as compared to September 30, 2013, primarily due to collection of proceeds from disposal of subsidiaries and $670,947 was reclassified from current assets to long-term assets on March 31, 2014.

Assets of discontinued operations on March 31, 2014 amounted to $8.5 million, a decrease of $241,000 as compared to September 30, 2013, primarily due to a decrease of $3.8 million in related party transactions of account receivables, loan receivables and other receivables, a decreased of $637,000 in inventories, and a decreased of $69,000 in fixed assets and intangible assets, offset by an increase of $3.7 million in accounts receivables in discontinued operations, and an increase of $279,000 in prepaid expenses and other current assets in discontinued operations.

Short-term loans at March 31, 2014 included $1.0 million owed under secured promissory notes bearing interest at the rate of 1% per month, which is currently in default. Short-term loans at March 31, 2014 also include $200,000 of loan from Bin Zuo bearing semi-annual interest at 18%, which is due in April 2014. Short-term loans at March 31, 2014 also include $200,000 of loan from Draco Resources, Inc. bearing annual interest at 2%, which is due March 18, 2015, and $72,125 of loan from Marc Siegel, bearing no interest, which is currently in default.

Accounts payable and accrued expenses represent payables associated with the general operations within each segment, including accrued payrolls. Accounts payable and accrued expenses as of March 31, 2014 amounted to $620,000, a decrease of $532,000 as compared to September 30, 2013, primarily due to decreased travel and other general and administration expenses.

Advances from customers and deferred revenues represent prepayments for products or services, which have not yet been shipped or provided. Advances from customers as of March 31, 2014 amounted to $382,000 which increased by 100%, as compared to September 30, 2013, primarily due to an increase in advances from customers within our Mineral Trading segment for sales contract of iron ore in South America.

Liabilities of discontinued operations at March 31, 2014 amounted to $48.2 million, an increase of $9.9 million as compared to September 30, 2013, primarily due to an increase of $1.3 million in accounts payable and accrued expenses, an increase of $9.0 million in accounts and other payables of related parties, and an increase of $5.8 million in other liabilities, offset by a decrease of $6.5 million in advance from customers in discontinued operations.

Certain events may have a negative impact on our liquidity position during fiscal year 2014:

 Our short term loans of $1.0 million matured by February 28, 2013, and are currently in default. While we intend to extend the maturity date for these loans, we have not entered into any agreements with the lenders for such extension.  In the event we are unable to extend the term of these loans, or we are unable to repay these obligations when due, we may have to seek additional financing, and no assurances can be given that such financing would be available on a timely basis, on terms that are acceptable or at all. Failure to meet the repayment or other obligations of our existing debt on or before its due date could materially adversely affect our business, results of operations and financial condition and threaten our financial viability.

We maintain cash and cash equivalents in the United States and China. At March 31, 2014 and September 30, 2013, bank deposits by geographic area, were as follows (dollars in thousands):

Country	March 31, 2014		September 30, 2013
United States	$100,839	83%	$151,589	81%
China	20,195	17%	34,573	19%
Total cash and cash equivalents	$121,034	100%	$186,162	100%

Analysis of Cash Flows

In the first six months of fiscal year 2014, our net decrease in cash amounted to $238,000, which was comprised of $12,483,260 used in operating activities, $3,747,227 provided by investing activities, $9,917,170 provided by financing activities and $937,828 from non-cash unfavorable effect of prevailing exchange rate on our cash position.

Cash Used in Operating Activities

Net cash used in operating activities of continuing operations for the first six months of fiscal year 2014 amounted to approximately $631,000, which was primarily due to a net loss of $13.8 million adjusted by loss from discontinued operations of $11.1 million and non-cash items such as loss due to revaluation of accounts receivable and accounts payable of $25,000, depreciation of $23,000, stock-based compensation to the consultants and the employees of $265,000, a loss on revaluation of derivative liability of $851,000, an increase of $382,000 in advance from customers, a decrease of $399,000 in other receivable and prepaid expenses from related parties, a decrease of $346,000 in prepaid expenses and other current assets and an increase of $405,000 in other liabilities, offset by an increase of $77,000 in accounts receivable, a decrease of $496,000 in accounts payable and accrued expenses and a realized gain on sale of marketable securities available-for-sale of $93,000.

Net cash used in operating activities of continuing operations for the first six months of fiscal year 2013 amounted to approximately $1.3 million, which was primarily due to a net loss of $12.7 million adjusted by income from discontinued operations of $4.2 million and non-cash items such as loss due to revaluation of accounts receivable and accounts payable of $2.5 million, depreciation of $61,000, stock-based compensation to the employees and the consultants of $565,000, a decrease of $5.5 million in accounts receivable, a decrease of $760,000 in prepaid expenses and other current assets, offset by a gain on revaluation of derivative liability of $236,000, a realized gain on marketable securities available-for-sale of $392,000, a decrease of $1.4 million in accounts payable and accrued expenses and a decrease of $174,000 in other liabilities.

Cash Provided by Investing Activities

Net cash provided by investing activities of continuing operations for the first six months of fiscal year 2014 amounted to $168,000, as a result of proceeds from sales of marketable securities available-for-sale.

Net cash provided by investing activities of continuing operations during the first six months of fiscal year 2013 totaled $1.1 million, primarily as a result of $1.0 million from proceeds from sales of marketable securities available-for-sale, and $46,000 from proceeds from repayment of loan receivable.

Cash Provided by Financing Activities

Net cash provided by financing activities of continuing operations for the first six months of fiscal year 2014 amounted to approximately $479,000, primarily due to $105,000 proceeds from exercise of option, $400,000 proceeds from loans, offset by $26,260 payments for dividend.

Net cash provided by financing activities of continuing operations for the first six months of fiscal year 2013 amounted to approximately $338,000, primarily due to $20,000 proceeds from exercise of options and $420,000 proceeds from loans, offset by $102,000 payments on loans payable.

Series A Convertible Preferred Stock and Related Dividends

As of March 31, 2014, 1,006 shares of Series A convertible preferred stock remained outstanding. During the first six months in fiscal year 2014, we paid $26,260 of accrued ordinary dividends in cash on our Series A convertible preferred stock. During the first six months in fiscal year 2013, we paid dividends of $40,260 in the form of 265,785 shares of our common stock.

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

Comprehensive income

We follow ASC 205, “Presentation of Financial Statements,” and ASC 220, “Reporting Comprehensive Income,” to recognize the elements of comprehensive income. Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive income for the fiscal year 2014 and fiscal year 2013 included net income, foreign currency translation adjustments, unrealized gains or losses on available-for-sale marketable securities, net of income taxes, and unrealized gains or losses on marketable securities available-for-sale - related party, net of income taxes.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in the Exchange Act that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Management, with the participation of our CEO , performed an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2014. Based on that evaluation solely as a result of the significant deficiencies in our internal control over financial reporting identified in our Annual Report on Form 10-Q for the fiscal year ended March 31, 2014, our management, including our CEO, concluded that our disclosure controls and procedures were not effective as of March 31, 2014.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that, due to the significant deficiencies described above, our internal control over financial reporting was not effective as of March 31, 2014.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the first six months of fiscal 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None.

ITEM 1A.	RISK FACTORS.

Not applicable to a smaller reporting company.

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

CD INTERNATIONAL ENTERPRISES, INC.

Date: July 17, 2015	By:	/s/ Yuejian (James) Wang
Yuejian (James) Wang, Chief Executive Officer, President and Chairman

Date: July 17, 2015	By:	/s/ Yuejian (James) Wang
Yuejian (James) Wang, Chief Financial Officer