Form 10-Q
period 2014-06-30
CD INTERNATIONAL ENTERPRISES, INC.
filed 2015-08-06
CIK 1088787

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date, there are 65,613,074 shares of common stock are issued and outstanding as of August 4, 2015.

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

PART 1 – FINANCIAL INFORMATION

Item 1.  Financial Statements.

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of June 30, 2014 and September 30, 2013

	June 30,	September 30,
	2014	2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$27,413	$186,162
Marketable securities available-for-sale (including $60,000 from related parties)	70,852	107,539
Accounts receivable (including $30,000 from related parties)	69,493	165,300
Loans, other receivables and prepaid expenses - related parties	186,870	586,071
Prepaid expenses and other current assets, net	1,588,121	2,619,248
Assets of discontinued operations	6,934,522	8,699,473
Inventories	17,066	-
Total current assets	8,894,337	12,363,793
Property, plant and equipment, net	100,575	137,353
Other long-term assets	671,678	-
Total assets	$9,666,590	$12,501,146

LIABILITIES AND EQUITY (DEFICIT)
Current liabilities:
Loans payable	$1,252,125	$1,089,975
Accounts payable and accrued expenses	634,554	1,151,905
Accounts, loans and other payables - related parties	1,075,864	320,939
Advances from customers	524,298	-
Derivative liabilities	1,823,699	1,398,253
Other liabilities	864,193	511,587
Liabilities of discontinued operations	48,502,002	38,238,416
Total current liabilities	54,676,735	42,711,075
Total liabilities	54,676,735	42,711,075

Equity (deficit):
Series A convertible preferred stock: $.0001 par value, stated value $1,000 per share; 10,000,000 authorized, 1,006 shares outstanding at June 30, 2014 and September 30, 2013, respectively	1,006,250	1,006,250
Common stock: $.0001 par value; 1,000,000,000 authorized; 63,209,636 and 58,399,636 issued and outstanding at June 30, 2014 and September 30, 2013, respectively	6,321	5,840
Additional paid-in capital	78,480,341	78,004,472
Accumulated other comprehensive income (loss)	438,766	(80,000)
Accumulated deficit	(115,287,622)	(101,638,114)
Total CD International Enterprises, Inc.'s stockholders' deficit	(35,355,944)	(22,701,552)
Non-controlling interests	(9,654,201)	(7,508,377)
Total deficit	(45,010,145)	(30,209,929)
Total liabilities and deficit	$9,666,590	$12,501,146

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CD INTERNATIONAL ENTERPRISES, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Three and Nine Months Ended June 30, 2014 and 2013
(Unaudited)

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2014	2013	2014	2013
Revenues	$213,035	$574,927	$1,134,922	$1,884,890
Cost of revenues	30,677	579,690	712,963	1,607,309
Gross profit (loss)	182,358	(4,763)	421,959	277,581
Operating expenses:
Selling, general, and administrative	817,029	817,493	3,073,622	2,816,334
Total operating expenses	817,029	817,493	3,073,622	2,816,334
Operating loss	(634,671)	(822,256)	(2,651,663)	(2,538,753)
Other income (expenses):
Other income	5,533	287,482	199,675	651,299
Interest expenses	(6,942)	(68,746)	(48,009)	(174,041)
Interest income (expenses) - related parties	(41,767)	(8,226)	(57,967)	8,303
Realized gain (loss) on marketable securities available-for-sale	(71,362)	156,005	21,963	547,841
Gain (loss) on revaluation for receivable and payable of marketable securities available-for-sale	44,536	26,852	(36,644)	(7,682,688)
Change in fair value of derivative liability	425,827	104,877	(425,446)	318,425
Total other income (expenses)	355,825	498,244	(346,428)	(6,330,861)
Loss from continuing operations before income taxes	(278,846)	(324,012)	(2,998,091)	(8,869,614)
Income tax expense	-	-	-	-
Net loss from continuing operations	(278,846)	(324,012)	(2,998,091)	(8,869,614)
Discontinued operations:
Loss from discontinued operations, net of income taxes	(1,790,330)	(1,260,325)	(12,849,756)	(5,464,608)
Total loss from discontinued operations, net of income taxes	(1,790,330)	(1,260,325)	(12,849,756)	(5,464,608)
Net loss	(2,069,176)	(1,584,337)	(15,847,847)	(14,334,222)
Less: net income (loss) attributable to non-controlling interests	(62,420)	291,669	(2,258,729)	(884,247)
Net loss attributable to CD International Enterprises, Inc.	(2,006,756)	(1,876,006)	(13,589,118)	(13,449,975)
Dividends on series A preferred stock	(20,130)	(20,130)	(60,390)	(60,390)
Net loss allocable to common stockholders	$(2,026,886)	$(1,896,136)	$(13,649,508)	$(13,510,365)

COMPREHENSIVE INCOME (LOSS):
Net loss	$(2,069,176)	$(1,584,337)	$(15,847,847)	$(14,334,222)
Foreign currency translation adjustments	(46,278)	209,360	607,366	135,156
Unrealized gain (loss) on marketable securities available-for-sale	(128,401)	(1,598,151)	(88,600)	368,334
Comprehensive loss	(2,243,855)	(2,973,128)	(15,329,081)	(13,830,732)
Net income (loss) attributable to non-controlling interests	(62,420)	291,669	(2,258,729)	(884,247)
Foreign currency translation adjustments - non-controlling interests	(26,560)	475,412	112,905	499,999
Comprehensive loss attributable to CD International Enterprises, Inc.	(2,154,875)	(3,740,209)	(13,183,257)	(13,446,484)
Preferred stock dividend	(20,130)	(20,130)	(60,390)	(60,390)
Comprehensive loss attributable to common stockholders	$(2,175,005)	$(3,760,339)	$(13,243,647)	$(13,506,874)
Basic and diluted net loss per common share - basic:
Net loss from continuing operations	$(0.00)	$(0.01)	$(0.05)	$(0.16)
Net loss from discontinued operations	(0.03)	(0.03)	(0.17)	(0.08)
Net loss per common share	$(0.03)	$(0.04)	$(0.22)	$(0.24)
Basic and diluted net loss per common share - diluted:
Net loss from continuing operations	$(0.00)	$(0.01)	$(0.05)	$(0.16)
Net loss from discontinued operations	(0.03)	(0.03)	(0.17)	(0.08)
Net loss per common share	$(0.03)	$(0.04)	$(0.22)	$(0.24)
Basic weighted average common shares outstanding	63,209,636	56,426,333	62,492,530	54,730,580
Diluted weighted average common shares outstanding	63,209,636	56,426,333	62,492,530	54,730,580

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended June 30, 2014 and 2013
(Unaudited)
	For the Nine Months Ended June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(15,847,847)	(14,334,222)
Loss from discontinued operations	12,849,756	5,464,608
Adjustments to reconcile net loss to net cash used in operating activities:
Other loss due to revaluation of accounts receivable and accounts payable	36,644	2,479,999
Depreciation	34,749	75,193
Loss on disposal of property and equipment	1,785	10,352
Share issued to third parties for services provided	161,439	259,138
Share based compensation - employees	-	229,131
Stock option and warrant expenses	154,911	-
Marketable securities distributed to employees/consultants for compensation	-	129,480
Change in fair value of derivative liability	425,446	(318,425)
Realized gain on marketable securities available-for-sale	(21,963)	(547,841)
Changes in operating assets and liabilities:		-
Accounts receivable (including accounts receivable from related parties)	(61,968)	5,342,135
Loans, other receivable and prepaid expenses - related parties	399,210	28,850
Prepaid expenses and other current assets, net	368,906	994,166
Inventories	(17,066)	-
Accounts payable and accrued expenses	(439,821)	(1,470,065)
Advances from customers	524,298	-
Accounts, loans and other payables - related parties	59,591	-
Other liabilities	35,142	(95,791)
Net cash used in operating activities - continuing operations	(1,336,788)	(1,753,292)
Net cash used in operating activities - discontinued operations	(12,991,588)	(1,621,714)
NET CASH USED IN OPERATING ACTIVITIES	(14,328,376)	(3,375,006)
CASH FLOWS FROM INVESTING ACTIVITIES:
Change in restricted cash	-	1,508
Payment for purchase of property and equipment	-	(1,686)
Proceeds from repayment of loan receivable	-	46,026
Proceeds from sales of marketable securities available-for-sale	391,651	1,183,861
Net cash provided by investing activities - continuing operations	391,651	1,229,709
Net cash provided by investing activities - discontinued operations	3,241,547	-
NET CASH PROVIDED BY INVESTING ACTIVITES	3,633,198	1,229,709
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans	400,000	420,000
Borrowings from related parties	637,495	-
Proceeds from exercise of options	105,000	20,000
Payments on loans payable	(220,000)	(102,000)
Payments on loans payable - related parties	-	(30,000)
Payments of dividend	(39,390)	(912)
Net cash provided by financing activities - continuing operations	883,105	307,088
Net cash provided by (used in) financing activities - discontinued operations	10,389,337	(398,491)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	11,272,442	(91,403)
EFFECT OF EXCHANGE RATE ON CASH	(951,149)	(698,009)
NET CHANGE IN CASH	(373,885)	(2,934,709)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	539,176	3,248,617
Less: Cash and Cash Equivalents of Discontinued Operations at End of Period	(137,878)	(182,877)
CASH AND CASH EQUIVALENTS AT THE END OF PERIOD	$27,413	$131,031
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$45,319	$29,751
Income taxes paid	$-	$-
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Unrealized gain on marketable securities available-for-sale	$88,600	$368,334
Collection of AR in the form of marketable securities	$126,600	$121,881
Deferred revenue received in the form of marketable securities	$295,000	$130,000
Liabilities reclassification from related parties to intercompany due to acquisition of Golden Trust	$1,247,642	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business and Organization

CD International Enterprises, Inc. (“CDII”), a Florida corporation and its subsidiaries are referred to in this report as “we”, “us”, “our”, or “CD International.”

We are a U.S. based company that sources, produces and distributes industrial products in Asia and the Americas.  We also provide business and financial consulting services to public and private American and Chinese businesses.  We operate in two identifiable segments, as defined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 280, “Segment Reporting”: Mineral Trading and Consulting. We used to name “Mineral Trading segment” as “Basic Materials segment”. Basic Materials segment used to include our subsidiaries, Shanghai Lang Chemical Co., Ltd. ("Lang Chemical") and CDI (Beijing) International Trading Co., Ltd. ("CDI Beijing"). Since we disposed of both subsidiaries on September 30, 2012, we switched our focus on mineral trading business in South America, and we renamed our Basic Materials segment to Mineral Trading segment in fiscal year 2014. Beginning in 2006, we established our Consulting and Mineral Trading segments which grew through acquisitions of controlling interests in Chinese private companies. We consolidate these acquisitions as either wholly or majority owned subsidiaries.

In our Mineral Trading segment, we currently source, finance, manage logistics, and sell industrial commodities from North and South America for ultimate distribution in China. In our Consulting segment, we provide business and financial consulting services to U.S. public companies that operate primarily in China. The consulting fees we charge vary based upon the scope of the services.

On September 30, 2014, the Company signed a share exchange agreement with Yuwei Huang (“Mr. Huang”), a related party, selling our Magnesium segment to Mr. Huang and in return, Mr. Huang and other parties shall return and cancel 8,325,949 shares of the Company’s common stock held by such parties related to Mr. Huang and cancel the right to receive 41,524 convertible series D preferred stock within 10 business days after the share exchange agreement was signed. Historically, the Magnesium segment represented our largest segment by revenues and assets. We produced, sold and distributed pure magnesium ingots, magnesium powder and magnesium alloy. Since 2009, the magnesium spot price had not fully recovered to the pre-2009 level and the current spot price is approximately $2,200 per ton FOB China. Accordingly, we have generated negative gross margins and operating losses, and most of our magnesium facilities ceased production. Due to these losses, in fiscal year 2013 and 2012, the Company decided to impair long-lived assets of the magnesium facilities. Results of operations, financial position and cash flows associated with the Magnesium segment are separately reported as discontinued operations for all periods presented. For additional information, see Note 10.

For the fiscal years 2014 and 2013, subsidiaries included in continuing operations consisted of the following:

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
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014

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

Going Concern

For the nine months ended June 30, 2014, the Company has incurred a net loss of approximately $15.8 million and used cash in operation of $14.3 million. The Company also has a working capital deficit of $45.8 million and its cash and cash equivalents and its revenues are not currently sufficient and cannot be projected to cover operating expenses in the coming year.  These factors raise substantial doubt as to the ability of the Company to continue as a going concern.  Management’s plans include attempting to raise funds through debt and equity financings, restructure on-going operations to eliminate inefficiencies and continue to sell assets to raise cash and meet operating needs. Management intends to make every effort to identify and develop sources of funds.  There is no assurance that management’s plans will be successful.

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

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014

Concentration of Credit Risks

Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash and accounts receivable. We deposit our cash with high credit quality financial institutions in the United States and China.  As of June 30, 2014, we had no bank deposits in the United States that exceeded federally insured limits.  At June 30, 2014, we had deposits of $6,793 in banks in China. In China, there is no equivalent federal deposit insurance as in the United States, so the amounts held in banks in China are not insured. We have not experienced any losses in such bank accounts through June 30, 2014.

At June 30, 2014 and September 30, 2013, bank deposits by geographic area were as follows:

Country	June 30, 2014		September 30, 2013
United States	$20,620	75%	$151,589	81%
China	6,793	25%	34,573	19%
Total cash and cash equivalents	$27,413	100%	$186,162	100%

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

The carrying amounts of the Company’s financial instruments, such as cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable and accrued expenses, advances from customers, and other current liabilities approximate their fair value due to the short term maturities of these instruments.

The Company’s loans payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at June 30, 2014 and September 30, 2013.

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

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014

The Company uses Level 3 of the fair value hierarchy to measure the fair value of its derivative preferred stock liabilities and revalues the derivative liabilities at every reporting period and recognizes gains or losses in the consolidated statements of operations and comprehensive income (loss) that are attributable to the change in the fair value of derivative liabilities.

The financial assets and liabilities carried at fair value on a recurring basis at June 30, 2014 are as follows:

Financial assets and liabilities	Fair Value	Level 1	Level 2	Level 3
Marketable equity securities	$70,852	$70,852	$-	$-
Receivable of marketable equity securities	57,900	57,900	-	-
Payable to be settled with marketable securities	(56,468)	(56,468)	-	-
Derivative liabilities	(1,823,699)	-	-	(1,823,699)
	$(1,751,415)	$72,284	-	$(1,823,699)

The financial assets and liabilities carried at fair value on a recurring basis at September 30, 2013 are as follows:

Financial assets and liabilities	Fair Value	Level 1	Level 2	Level 3
Marketable equity securities	$107,539	$107,539	$-	$-
Receivable of marketable equity securities	165,300	165,300	-	-
Payable to be settled with marketable securities	(51,000)	(51,000)	-	-
Derivative liabilities	(1,398,253)	-	-	(1,398,253)
	$(1,176,414)	$221,839	$-	$(1,398,253)

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

Foreign Currency Translation

The accompanying consolidated financial statements are presented in United States dollars.  The functional currency of our Chinese subsidiaries is the Renminbi (“RMB”), the official currency of the People’s Republic of China. Capital accounts of the consolidated financial statements are translated into United States dollars from RMB at their historical exchange rates when the capital transactions occurred.  Assets and liabilities are translated at the exchange rates as of the balance sheet date.  Income and expenditures are translated at the average exchange rates for the three and nine months periods ended June 30, 2014 and 2013, respectively.  A summary of the conversion rates for the periods presented is as follows:

	June 30, 2014	September 30, 2013	June 30, 2013
Period end RMB: U.S. dollar exchange rate	6.1552	6.1364	6.1732
Average fiscal-year-to-date RMB: U.S. dollar exchange rate	6.1341	6.2330	6.2559

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014

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

ASC Subtopic 815-40, “Contracts in Entity’s Own Equity,” requires that entities recognize as derivative liabilities the derivative instruments, including certain derivative instruments embedded in other contracts that are not indexed to an entity’s own stock. Pursuant to the provisions of ASC Section 815-40-15, (formerly FASB Emerging Issues Task Force (“EITF”) Issue No. 07-5: Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock (“EITF 07-5”)), an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions.

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
June 30, 2014

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

In July 2015, The FASB has issued ASU 2015-11, “Simplifying the Measurement of Inventory”. The amendments in ASU 2015-11 require an entity to measure in scope inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. The amendments do not apply to inventory that is measured using last-in, first-out (LIFO) or the retail inventory method. The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out (FIFO) or average cost. For public business entities, the amendments are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. The amendments should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The adoption of ASU 2015-11 is not expected to have a material impact on the Company’s consolidated financial statements.

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

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014

The following table presents the computation of basic and diluted loss per share for the three months and nine months ended June 30, 2014 and 2013:

	For the Three Months Ended June 30, 2014	For the Three Months Ended June 30, 2013	For the Nine Months Ended June 30, 2014	For the Nine Months Ended June 30, 2013
Net loss allocable to common shareholders:
Continuing operations, net of income taxes	$(278,846)	$(324,012)	$(2,998,091)	$(8,869,614)
Discontinued operations, net of income taxes	(1,727,910)	(1,551,994)	(10,591,027)	(4,580,361)
Net loss allocable to common shareholders	(2, 006,756)	(1,876,006)	(13,589,118)	(13,449,975)
Less: preferred stock dividends	20,130	20,130	60,390	60,390
Net loss allocable to common stockholders less preferred stock dividends	$(2,026,886)	$(1,896,136)	$(13,649,508)	$(13,510,365)

Basic weighted average common shares outstanding	63,209,636	56,426,333	62,492,530	54,730,580
Dilutive weighted average common shares outstanding	63,209,636	56,426,333	62,492,530	54,730,580

Net loss per common share - basic:
Net loss from continuing operations	$(0.00)	$(0.01)	$(0.05)	$(0.16)
Net loss from discontinued operations	(0.03)	(0.03)	(0.17)	(0.08)
Net loss per common share - basic	$(0.03)	$(0.04)	$(0.22)	$(0.24)
Net loss per common share - diluted:
Net loss from continuing operations	$(0.00)	$(0.01)	$(0.05)	$(0.16)
Net loss from discontinued operations	(0.03)	(0.03)	(0.17)	(0.08)
Net loss per common share - diluted	$(0.03)	$(0.04)	$(0.22)	$(0.24)

Common stock equivalents are not included in the denominator in periods when anti-dilutive. We excluded 9,000,480 shares of our common stock issuable upon exercise of options, 2,129,130 shares of our common stock issuable upon exercise of warrants and 30,394,981 shares issuable upon conversion of series A preferred stock as of June 30, 2014 as their effect was anti-dilutive. We excluded 125,480 shares of our common stock issuable upon exercise of options, 2,129,130 shares of our common stock issuable upon exercise of warrants and 20,560,986 shares issuable upon conversion of series A preferred stock as of June 30, 2013 as their effect was anti-dilutive.

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
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014

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

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014

NOTE 4 – MARKETABLE SECURITIES AVAILABLE-FOR-SALE (INCLUDING $60,000 FROM RELATED PARTIES)

Marketable securities available-for-sale and marketable securities available-for-sale-related party as of June 30, 2014 and September 30, 2013 consisted of the following financial instruments:

Company	June 30, 2014	% of Total	September 30, 2013	% of Total

Big Tree Group, Inc.	$-	-	$107,539	100%
Dragon Capital Group, Corp.	60,000	85%	-	-
China Logistics Group, Inc.	10,852	15%	-	-
Marketable securities available-for-sale	$70,852	100%	$107,539	100%

All the securities were received from our clients as consulting fees. During the nine months ended June 30, 2014 and 2013, we collected marketable securities originated from accounts receivable in the cost of $126,600 and $121,881, separately, and we collected marketable securities originated from deferred revenue in the cost of $295,000 and $130,000, respectively. We categorize the securities as investments in marketable securities available-for-sale or investments in marketable securities available-for-sale-related parties.  These securities are quoted either on an exchange or on the over the counter market system.  Some of the securities are restricted and cannot be readily sold by us absent a registration of those securities under the Securities Act of 1933 (the “Securities Act”) or the availability of an exemption from the registration requirements under the Securities Act.  Our policy is to liquidate the securities on a regular basis.  As these securities are often restricted, we are unable to liquidate them until the restriction is removed.  Unrealized gains or losses on marketable securities available-for-sale and on marketable securities available-for-sale-related party are recognized on a periodic basis as an element of comprehensive income based on changes in the fair value of the security.  Once liquidated, realized gains or losses on the sale of marketable securities available-for-sale and marketable securities available-for-sale-related party are reflected in our net income for the period in which the security was liquidated.

The investments in available-for-sale marketable securities-related party totaled $60,000 and $0 at June 30, 2014 and September 30, 2013, respectively and are comprised solely of the securities of Dragon Capital Group Corp. (“Dragon Capital”).  Mr. Lisheng (Lawrence) Wang, the CEO and Chairman of the Board of Dragon Capital, is the brother of James (Yuejian) Wang, the CEO of the Company. These securities were issued by Dragon Capital as compensation for consulting services. Dragon Capital is a non-reporting company whose securities are quoted on the OTC Pink Tier of the OTC Markets Group.  As such, under Federal securities laws, securities of Dragon Capital generally cannot be resold by us absent a registration of those securities under the Securities Act.

Our marketable securities available-for-sale are carried at fair value. Under the guidance of ASC320, “Investments”, we periodically evaluate our marketable securities to determine whether a decline in their value is other than temporary. Management utilizes criteria such as the magnitude and duration of the decline, in addition to the reasons underlying the decline, to determine whether the loss in value is other than temporary. The term “other-than-temporary” is not intended to indicate that the decline is permanent.  It indicates that the prospects for a near term recovery of value are not necessarily favorable, or that there is a lack of evidence to support fair values equal to, or greater than, the carrying value of the investment.  Once a decline in value is determined to be other than temporary, the value of the security is reduced and a corresponding impairment charge to earnings is recognized.  In this assessment for various securities at June 30, 2014 and September 30, 2013, the guidance in ASC 320, “the Investment-Debt and Equity Securities”, is carefully followed.  In accordance with ASC 320-10-35-33, when an entity has decided to sell an impaired available-for-sale security and the entity does not expect the fair value of the security to fully recover before the expected time of sale, the security shall be deemed other-than-temporarily impaired in the period in which the decision to sell is made. However, an entity shall recognize an impairment loss when the impairment is deemed other than temporary impairment even if a decision to sell has not been made.

For the nine months ended June 30, 2014 and 2013, we had no loss related to other than temporary impairment.

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014

Marketable securities available-for-sale and marketable securities available-for-sale-related party are either valued at the date received or at the date when services are rendered. The table below provides a summary of the changes in the fair of marketable securities for nine months ended June 30, 2014:

		For the Nine Months Ended June 30, 2014
	September 30, 2013	Fair value received/sold	Cost basis adjustment for other than temporary impairment	Unrealized loss	June 30, 2014

Investment in marketable securities available-for-sale	$107,539	$51,913	$-	$88,600	$70,852
Total Investment in securities available-for-sale	$107,539	$51,913	$-	$88,600	$70,852

NOTE 5 – ACCOUNTS RECEIVABLE (INCLUDING $30,000 FROM RELATED PARTIES)

Accounts receivables include trade receivables and receivables of marketable securities available-for-sale. The receivables of marketable securities are carried at fair market value. The changes in the fair market value of the marketable securities underlying the receivables are reflected in earnings for each period. At June 30, 2014 and September 30, 2013, the fair value of available-for-sale securities receivable was $57,900 and $165,300, respectively. At June 30, 2014, the Company also had trade receivable balance of $11,593 related to mineral trading.

At June 30, 2014, we have a $27,900 receivable due from 9,000,000 shares of common stock of China Logistic, Inc (OTC: CHLO), and $30,000 due from 25,000,000 shares of common stock of Dragon Capital Group, Corp. (Pink Sheet: DRGV). At September 30, 2013, we have $116,550 receivable due from 15,750,000 shares of common stock of China Logistics Group, Inc (OTC: CHLO), and $48,750 due from 37,500,000 shares of common stock of Dragon Capital Group, Corp. (Pink Sheet: DRGV). Dragon Capital Group, Corp. (Pink Sheet: DRGV) is a related party as Mr. Lisheng (Lawrence) Wang, the CEO and Chairman of the Board of Dragon Capital, is the brother of James (Yuejian) Wang, the CEO of the Company.

NOTE 6 - LOANS PAYABLE

Loans payable at June 30, 2014 and September 30, 2013 consisted of the following:

Description	June 30, 2014	September 30, 2013

China Direct Investments loan from four Chinese citizens. Due on February 28, 2013 with 12% annual interest rate, currently in default. Secured by 5,099,115 shares of the common stock of China Education International, Inc., which are deemed worthless (1)	$1,000,000	$1,000,000

China Direct Investments loan from Marc Siegel, $72,125 and Richard Galterio, $17,850. Due on March 31, 2013 and currently in default. Lenders agree to waive interest. Secured by pledge of certain assets of CD International Enterprises assets. The Richard Galterio loan was settled during the three months ended December 31, 2013. The Company paid off the Marc Siegel loan on January 13, 2015.	52,125	89,975

China Direct Investments loan from Draco Resources, Inc. Due on March 18, 2015 with 2% annual interest rate. None secured.	200,000	-
Total	1,252,125	1,089,975
Less: current portion	(1,252,125)	(1,089,975)
Loans payable, long-term	$-	$-

(1)
On May 28, 2015, we entered into four stock purchase agreements with four Chinese citizens converting the four promissory notes originally signed on August 21, 2012 in an aggregate amount of $1,000,000 into 20 million shares of CDII common stock at $0.05 per share. See Note 12.

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014

NOTE 7 - RELATED PARTY TRANSACTIONS

List of Related Parties

We have specified the following persons and entities as related parties with ending balances as of June 30, 2014 and September 30, 2013:

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

-	Lingshi Magnesium, a company organized under the laws of the PRC, is legally represented by an officer of Chang Magnesium; Lingshi Magnesium was acquired by the Company on August 12, 2013;
-	Golden Trust Magnesium, a company organized under the laws of the PRC, is legally represented by an officer of Chang Magnesium; Golden Trust Magnesium was acquired by the Company on March 7, 2014;
-	James (Yuejian) Wang, the CEO of our company;
-	Lawrence Wang, the brother of James (Yuejian) Wang;
-	Dragon Capital Group, Corp. (“Dragon Capital”), a company organized under the laws of Nevada, U.S., the principal owner is Lawrance Wang; and
-	Mining & Logistics SRL (“Minging & Logistics”), a company organized under the laws of Bolivia, is owned by a management member of CDII Bolivia.

As of June 30, 2014, other receivables and prepaid expenses- related parties were $186,870 consisting of prepaid to suppliers – related parties of $180,352, and other receivables-related parties of $6,518 as set forth below:

Prepaid Expenses – Related Parties

At June 30, 2014 and September 30, 2013, prepaid expenses – related parties for future delivery of inventory were $180,352 and $538,187, respectively, as follows:

CD International Subsidiary	Related Party	June 30, 2014	September 30, 2013

CDII Minerals	Mining & Logistics	$-	$396,617
CDI Bolivia	Mining & Logistics	180,352	141,570
Total Prepaid Expenses-Related Parties		$180,352	$538,187

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014

Other Receivables- Related Parties

At June 30, 2014 and September 30, 2013, other receivables-related parties for working capital purposes were $6,518 and $47,884, respectively, as follows:

CD International Subsidiary	Related Party	June 30, 2014	September 30, 2013

CDI Chile	Kong Tung	$6,518	$23,446
CDI Shanghai Management	Dragon Capital	-	24,438
Total Other Receivables-Related Parties		$6,518	$47,884

As of June 30, 2014, loan payables and other payables – related parties were $1,075,864 consisting of loan payables – related parties of $978,906 and other payables – related parties of $96,958 as set forth below:

Loan Payables – Related Parties

At June 30, 2014 and September 30, 2013, loan payables – related party was for working capital purposes were $978,906 and $320,939, respectively, as follows:

CD International Subsidiary	Related Party	June 30, 2014	September 30, 2013

China Direct Investments	Kong Tung	$633,600	$-
China Direct Investments	James (Yuejian) Wang	345,306	320,939
Total Loan Payables-Related Parties		$978,906	$320,939

On April 7, 2014, China Direct Investments borrowed $600,000 from Kong Tung. The loan is due on January 7, 2015 and bears interest rate at 2% per month. At June 30, 2014, China Direct Investments owed Kong Tung a total of $633,600 including aggregate principal loan amount of $600,000 and accrued interest of $33,600.

From time to time, China Direct Investments borrowed funds from James (Yuejian) Wang. At June 30, 2014 and September 30, 2013, CDII owed James (Yuejian) Wang a total of $345,306 and $320,939, including aggregate principal loan amount of $300,000 and accrued interest of $45,306 and $20,939, respectively. The loans bear interest at 12% per annum with principal of $270,000 due on December 31, 2013, and $30,000 due on September 30, 2014. These loans are currently in default.

Other Payables – Related Parties

At June 30, 2014 and September 30, 2013, other payables – related party for working capital purposes were $96,958 and $0, respectively, as follows:

CD International Subsidiary	Related Party	June 30, 2014	September 30, 2013

CDI Bolivia	Mining & Logistics	$15,001	$-
CDI Shanghai Management	Dragon Capital	9,748	-
CDI Shanghai Management	Xiaowen Zhuang	27,619	-
China Direct Investments	James (Yuejian) Wang	44,590	-
Total Other Payables-Related Parties		$96,958	$-

 The Company also had accounts receivable and marketable securities available-for-sale with related parties. See Note 4 and Note 5.

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014

NOTE 8 – CAPITAL STOCK

Preferred Stock and Related Dividends

As of June 30, 2014 and September 30, 2013, there were 1,006 shares of series A convertible preferred stock outstanding. The series A preferred stock has a stated value per share of $1,000, carries an 8% per annum dividend rate payable quarterly in arrears and was initially convertible into our common stock at $7.00 per share. The dividends are payable in cash or shares of our common stock, at our option, subject to certain provisions. The terms of the Series A preferred stock provide that if we sell common stock at a price per share less than the then conversion price of the preferred stock, then we are required to reduce the conversion price of the series A convertible preferred stock to the lower price of the subsequent sale. Since we have issued securities at prices lower than the exercise price of the $7.00 per share conversion price of the series A preferred, we reduced the exercise price of those outstanding securities. At June 30, 2014, the conversion price of the series A preferred is $0.05.

The dividends calculated at $20,130 per quarter are payable in cash or shares of our common stock at our option subject to certain provisions. If paid in shares of common stock, the stock shall be valued at the lower of the conversion price or the average of the weighted average price of the 10 consecutive trading days immediately preceding the dividend date. During the nine months ended June 30, 2014, we paid $39,390 of dividends in cash. During the nine months ended June 30, 2013, we paid $912 of dividends in cash and $59,478 in the form of 513,301 shares of our common stock on our series A convertible preferred stock. As of June 30, 2014 and September 30, 2013, accrued dividend payable is $48,125 and $27,125, respectively.

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

As of June 30, 2014 and September 30, 2013, the carrying amounts of the derivative liabilities for preferred stock conversion option were $1,823,699 and 1,398,253, respectively. The net changes in fair value during the period included in change of fair value of derivative liability were income of $425,827 and loss of $425,446 during the three and nine months ended June 30, 2014, and income of $104,877 and $318,425 during the three and nine months ended June 30, 2013, respectively.

Common Stock

We have 1,000,000,000 shares of common stock, par value $.0001, authorized. At June 30, 2014, there were 63,209,636 shares of common stock issued and outstanding and there were 58,399,636 shares of common stock issued and outstanding at September 30, 2013.

During the nine months ended June 30, 2014, we issued a total of 4,810,000 shares of our common stock comprised of: 1,610,000 shares to consultants for services, valued at $161,439 and 3,200,000 shares in connection with the exercise of 3,200,000 stock options for a consideration of $160,000, including the actual net cash receipts of $105,000, $12,150 in receivables which was subsequently collected in December of 2014, and $42,850 to settle our debts and accrued liabilities for an amount of $75,002, resulting in $32,152 gain on settlement due to the excess of liabilities forgiven.

During the nine months ended June 30, 2013, we issued a total of 5,426,334 shares of our common stock comprised of:  2,363,432 shares to consultants for services valued at $259,138; 2,349,601 shares to employees as compensation valued at $229,131; and 513,301 shares for dividends of $59,478. The Company also issued 200,000 shares of common stock in connection with the exercise of 200,000 stock options for cash proceeds of $20,000.

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014

Option and Warrants

The following table sets forth our stock option activities during the nine months ended June 30, 2014:

Description	Shares underlying options	Weighted average exercise price

Balance at September 30, 2013	12,325,480	$0.15
Outstanding and exercisable at September 30, 2013	3,325,480	$0.43
Granted	-	-
Expired	(125,000)	10.00
Exercised	(3,200,000)	0.05
Balance at June 30, 2014	9,000,480	$0.05
Outstanding and Exercisable at June 30, 2014	480	$11.25

As of June 30, 2014 and September 30, 2013, we had 9,000,480 and 12,325,480 shares underlying options outstanding.

The remaining contractual life and exercise price of options outstanding and exercisable at June 30, 2014 are as follows:

Number of options outstanding and exercisable	Exercise price	Remaining contractual life (Years)
400	$2.25	0.85
80	$56.25	0.42
480	$11.25

Common Stock Purchase Warrants

A summary of the status of our outstanding common stock purchase warrants granted as of June 30, 2014 and changes during the period is as follows:

	Shares underlying warrants	Weighted average exercise price
Outstanding and exercisable at September 30, 2013	2, 129,130	$2.20
Outstanding and exercisable at June 30, 2014	2, 129,130	$2.20

The following information applies to all warrants outstanding and exercisable at June 30, 2014.

Number of Warrants outstanding and exercisable	Exercise Price	Remaining contractual life (Years)
777,778	$2.00	3.08
1,351,352	$2.31	0.46
2,129,130	$2.20

The Company recognized a total of $154,911 and $0 stock option expenses for the nine months ended June 30, 2014 and 2013, respectively. The value of options was calculated using Black Scholes Option Pricing Model based upon the following assumptions: dividend yield of 0%, volatility of 120% - 139%, risk free rate of 0.48% - 1.20%, and an expected term of 2.5 to 4.5 years.

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014

NOTE 9 - SEGMENT INFORMATION

For the three and nine months ended June 30, 2014 and 2013, the Company operated in two reportable business segments - (1) Mineral Trading segment, formerly Basic Materials segment, where we sell and distribute of a variety of products, including iron ore products, non-ferrous metals, recycled materials, and industrial commodities, and (2) Consulting segment where we provide business and financial consulting services to U.S. public companies that operate primarily in China. The Company's reportable segments are strategic business units that offer different products. They are managed separately based on the fundamental differences in their operations.  Information with respect to these reportable business segments for the three and nine months ended June 30, 2014 and 2013 are as follows:

	For the Three Months Ended June 30, 2014	For the Three Months Ended June 30, 2013	For the Nine Months Ended June 30, 2014	For the Nine Months Ended June 30, 2013
Revenues:
Mineral Trading	$5,976	$524,455	$469,216	$1,588,161
Consulting	207,059	50,472	665,706	296,729
Total revenue:	$213,035	$574,927	$1,134,922	$1,884,890

Depreciation:
Mineral Trading	$1,989	$3,257	$12,455	$20,068
Consulting	9,519	11,398	22,294	55,125
Total depreciation:	$11,508	$14,655	$34,749	$75,193

Interest expenses and interest expenses – relate parties:
Mineral Trading	$515	$1,385	$7,904	$26,759
Consulting	48,194	75,587	98,072	138,979
Total interest expenses and interest expenses – relate parties:	$48,709	$76,972	$105,976	$165,738

Net income (loss) from continuing operations:
Mineral Trading	$(222,494)	$(264,720)	$(987,954)	$58,381
Consulting	(56,353)	(59,292)	(2,010,138)	(8,927,995)
Total net loss from continuing operations:	$(278,747)	$(324,012)	$(2,998,092)	$(8,869,614)

Total tangible assets by segment as of June 30, 2014 and September 30, 2013 are as follows:

	June 30, 2014	September 30, 2013
Mineral Trading	$4,031	$9,057
Consulting	96,544	128,296
Total assets	$100,575	$137,353

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014

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

Summarized Financial Information for Discontinued Operations

The carrying amounts of the major classes of assets and liabilities of discontinued operations as of June 30, 2014 and September 30, 2013 were as follows:

	June 30,	September 30,
	2014	2013
Assets of discontinued operations:
Cash and cash equivalents	$137,879	$353,014
Accounts and notes receivable	4,640,516	2,794,796
Accounts, loans, other receivable and prepaid expenses - related parties	454,858	3,778,127
Inventories, net	278,740	1,082,933
Prepaid expenses and other current assets, net	1,422,367	616,978
Restricted cash, current	-	4,398
Property, plant and equipment, net	-	27,114
Intangible assets	-	41,950
Other long-term assets	162	163
Total assets of discontinued operations	$6,934,522	$8,699,473

Liabilities of discontinued operations:
Loans payable - short term	$97,479	$97,777
Accounts payable and accrued expenses	4,012,326	4,120,003
Accounts and other payables - related parties	23,415,545	13,527,674
Advances from customers	734,438	6,719,316
Deferred revenue	12,252,989	11,899,391
Other liability	7,114,197	1,560,303
Accrued salary payable	741,941	158,898
Tax payable	133,087	155,054
Total liabilities of discontinued operations	$48,502,002	$38,238,416

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014

The following table presents the results of discontinued operations for the three and nine months ended June 30, 2014 and 2013:

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2014	2013	2014	2013
Revenues	$13,387,572	$9,972,827	$32,146,571	$30,300,703
Cost of revenues	14,324,587	11,098,719	34,981,757	35,220,205
Loss before income taxes	(1,790,330)	(1,260,325)	(12,849,756)	(5,464,608)
Income tax expense	-	-	-	-
Loss from discontinued operations	(1,790,330)	(1,260,325)	(12,849,756)	(5,464,608)
Gain (loss) from disposal, net of taxes	-	-	-	-
Total loss from discontinued operations	$(1,790,330)	$(1,260,325)	$(12,849,756)	$(5,464,608)

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
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014

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

On April 28, 2015, TCA Global Credit Master Fund, LP. ("TCA") filed a complaint/petition in the Circut Court of for the 17th Judicial Circuit in and for Broward County, Florida. (Case No. 15-007210). The complaint/petition alleges that the Company is in 1) breach of credit facility agreement by CD International Enterprises, Inc.; 2) foreclosure of security interest against CD International Enterprises, Inc., CDI China, Inc., China Direct Investments, Inc., CDII Minerals, Inc. International Magnesium Group, Inc., and James (Yuejian) Wang; 3) breach of revolving convertible promissory note by CD International Enterprises, Inc.; 4) breach of guaranty against James (Yuejian) Wang and CDI China, Inc., China Direct Investments, Inc., CDII Minerals, Inc. International Magnesium Group, Inc.; 5) fraudulent misrepresentation as to CD International and James (Yuejian) Wang; and 6) negligent misrepresentation as to CD International Enterprises, Inc. and James (Yuejian). The Company denies such allegations. The company will vigorously defend and enter a counter claim against TCA in violation of Florida Usury Laws. The Company has proposed a settlement and has recorded all the liabilities related to the loans and interest.

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

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014

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

On January 5, 2015, we entered into a purchase agreement of a convertible promissory note with Yewen Xi, a Chinese investor, for the principal amount of $500,000 at 12% annual interest rate, due by December 31, 2015. Yewen Xi shall have the right to convert the outstanding principal amount and interest into common stock of CDII at the fixed conversion price of $0.03 per share.

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

On April 28, 2015, TCA Global Credit Master Fund, LP. ("TCA") filed a complaint/petition in the Circut Court of for the 17th Judicial Circuit in and for Broward County, Florida. (Case No. 15-007210). The complaint/petition alleges that the Company is in 1) breach of credit facility agreement by CD International Enterprises, Inc.; 2) foreclosure of security interest against CD International Enterprises, Inc., CDI China, Inc., China Direct Investments, Inc., CDII Minerals, Inc. International Magnesium Group, Inc., and James (Yuejian) Wang; 3) breach of revolving convertible promissory note by CD International Enterprises, Inc.; 4) breach of guaranty against James (Yuejian) Wang and CDI China, Inc., China Direct Investments, Inc., CDII Minerals, Inc. International Magnesium Group, Inc.; 5) fraudulent misrepresentation as to CD International and James (Yuejian) Wang; and 6) negligent misrepresentation as to CD International Enterprises, Inc. and James (Yuejian). The Company denies such allegations. The company will vigorously defend and enter a counter claim against TCA in violation of Florida Usury Laws. The Company has proposed a settlement and has recorded all the liabilities related to the loans and interest.

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

On June 1, 2015, we entered into a purchase agreement of a convertible promissory note with Yewen Xi, a Chinese investor, for the principal amount of $200,000 at 12% annual interest rate, due by May 31, 2016. Yewen Xi shall have the right to convert the outstanding principal amount and interest into common stock of CDII at the fixed conversion price of $0.01 per share.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

The following discussion and analysis of our consolidated financial condition and results of operations for the three and nine months ended June 30, 2014 and 2013 should be read in conjunction with the consolidated financial statements and other information presented in our Annual Report on Form 10-K for the year ended September 30, 2013 as filed with the Securities and Exchange Commission on January 15, 2015 and with the consolidated financial statements and other information presented in this Quarterly Report on Form 10-Q.

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

We currently operate our business in two segments, Mineral Trading segment and Consulting segment. We used to name “Mineral Trading segment” as “Basic Materials segment”. Basic Materials segment used to include our subsidiaries, Lang Chemical and CDI Beijing. Since we disposed of both subsidiaries on September 30, 2012, we switched our focus to mineral trading business in South America, and we renamed our Basic Materials segment to “Mineral Trading segment” in fiscal year 2014. Our Mineral Trading segment sources and distributes industrial commodities, and our Consulting segment provides business and management consulting services to American and Chinese companies that operate primarily in China and the Americas.

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

According to Ministry of Commerce of China, in 2013, China’s import and export totaled $4,160 billion with a year-on-year growth of 7.6%. China’s export was $2,210 billion, and its import was $2,000 billion, up by 7.9% and 7.3% respectively, with trade surplus of $259.75 billion. In December 2013, China’s import and export totaled $389.84 billion with a year-on-year growth of 6.2%. China’s export was $207.74 billion, up by 4.3%, and its import was $182.10 billion, up by 8.3%, with trade surplus of $25.64 billion. In the first quarter of 2014, China’s import and export totaled US$ 965.88 billion, down 1.0% year-on-year. Export was US$ 491.31 billion, down 3.4% year-on-year, and import was US$ 474.57 billion, up 1.6%, with trade surplus of US$ 16.74 billion, down 59.7%. In June 2014, China’s import and export totaled US$ 342.01 billion, up 6.4% year-on year. Export was US$ 186.79 billion, up 7.2%, and import was US$ 155.22 billion, up 5.5%, with trade surplus of US$ 31.56 billion. According to Ministry of Commerce of China, in 2014, China’s import and export totaled $4,328 billion (26,400 billion RMB), with a year-on-year growth of 2.3%.  China’s export was $2,359 billion (14,391 billion RMB), up by 4.9% and its import was $2,974 billion (12,042 billion RMB), and decreased by 0.9%, with trade surplus of $385 billion (2,349 billion RMB).

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

GOING CONCERN

Our financial statements have been prepared assuming we will continue as a going concern. The report of our independent registered accounting firm on our financial statements for the year ended September 30, 2013 contained a qualification as to our ability to continue as a going concern. For the nine months ended June 30, 2014, we reported a net loss of approximately $15.8 million and cash used in operating activities of $14.3 million, respectively. At June 30, 2014 we had a working capital deficit of $45.8 million and our revenues for the three and nine months ended June 30, 2014 declined by approximately 63% and 40%, respectively, from the comparable periods in fiscal year 2013. These, among other issues, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of these uncertainties.

RESULTS OF OPERATIONS

For the three and nine months ended June 30, 2014 and 2013, subsidiaries included in continuing operations consisted of the following:

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

Summary of Selected Consolidated Financial Information

	For the Three Months Ended June 30,
	2014		2013
(Dollars in thousands)	Amount	% of Revenues	Amount	% of Revenues	% Increase (Decrease)
Mineral Trading	$6.0	3%	$524.5	91%	(99%)
Consulting segment	207.0	97%	50.4	9%	311%
Consolidated Revenues	213.0	100%	574.9	100%	(63%)
Cost of revenues	30.7	14%	579.7	101%	(95%)
Gross profit (loss)	182.3	86%	(4.8)	(1%)	3,898%
Total operating expenses	817.1	384%	817.5	142%	0%
Total loss	$278.9	131%	$324.0	56%	(14)%

	For the Nine Months Ended June 30,
	2014		2013
(Dollars in thousands)	Amount	% of Revenues	Amount	% of Revenues	% Increase (Decrease)
Mineral Trading	$469.2	41%	$1,588.2	84%	(70%)
Consulting segment	665.7	59%	296.7	16%	124%
Consolidated Revenues	1,134.9	100%	1,884.9	100%	(40%)
Cost of revenues	713.0	63%	1,607.3	85%	(56%)
Gross profit	421.9	37%	277.6	15%	52%
Total operating expenses	3,073.7	271%	2,816.3	149%	9%
Total loss	$2,998.1	264%	$8,869.6	471%	(66)%
Analysis of Operating Results by Segment

A summary of our comparative operating results by segment for the three and nine months ended June 30, 2014 and 2013 is as follows:

Mineral Trading Segment	Three months ended June 30,		Nine months ended June 30,
(Dollars in thousands)	2014	2013	2014	2013
Total revenues	$6.0	$524.5	$469.2	$1,588.2
Cost of revenues	0.1	574.2	599.6	1,215.4
Gross profit (loss)	5.9	(49.7)	(130.4)	372.8
Total operating expenses	228.0	213.6	898.0	341.8
Operating income (loss)	$(222.1)	$(263.3)	$(1,028.4)	31.0

Consulting Segment	Three months ended June 30,		Nine months ended June 30,
(Dollars in thousands)	2014	2013	2014	2013
Total revenues	$207.0	$50.4	$665.7	$296.7
Cost of revenues	30.7	5.5	113.4	392.0
Gross profit	176.3	44.9	552.3	(95.3)
Total operating expenses	589.1	603.9	2,175.7	2,474.5
Operating (loss) income	$(412.8)	$(559.0)	$(1,623.4)	$(2,569.8)

Revenues

Revenues in the three months ended June 30, 2014 decreased by 63%, as compared to the three months ended June 30, 2013, primarily due to the decreased revenue of approximately $519,000 generated from our Mineral Trading segment, offset by an increase of approximately $157,000 in revenue generated from our consulting segment for provide consulting service to our clients in the three months ended June 30, 2014. Revenue in the nine months ended June 30, 2014 decreased by 40%, as compared to the nine months ended June 30, 2013, also primarily due to a decrease of approximately $1,119,000 in revenues generated from our Mineral Trading segment, offset by an increase of approximately $369,000 in revenue generated from our consulting segment during the comparable periods in fiscal year 2013.

Our Mineral Trading segment generated approximately $6,000 and $469,000 for the three and nine months ended June 30, 2014, decreased by 99% and 70%, respectively, as compared to the same periods in 2013, primarily due to revenues decreased in our business in South America. We closed the business in Mexico operations after we finally sold the 11,000 metric tons of iron ore held in Mexico, priced at $233,000, to a local Mexican company due to that we could not receive the environmental permits and necessary export approvals in the first quarter of fiscal year 2013. Our operations in Chile experienced shipping delays due to a longer than expected timeframe to receive port authority approval to export the iron ore. In South America, we established new relationships with a supplier and are working with an engineering specialist to further strengthen our sourcing capabilities and a logistics provider to meet our inland transportation needs. In the fourth quarter of fiscal year 2013, CDII Minerals signed a purchase order with China-Base Ningbo Foreign Trade Co., Ltd. (“China Base”). China Base is a trading company located in Ningbo, China. Based on this agreement, China Base agreed to buy approximately 2,000 metric tons of iron ore from CDII Bolivia. CDII Minerals accomplished and fulfilled the contract with China- Base Ningbo Foreign Trade Co., Ltd. in March 2014. Our Mineral Trading segment also exported 130 metric tons of copper from South America to China and generated revenue of approximately $148,000 in calendar year of 2014.

Our Consulting segment revenues primarily consist of consulting and advisory service fees we received from certain publicly traded U.S. companies with their primary business operations located in the PRC. We receive a fixed number of shares of their marketable securities or fees from those client companies, including both recurring and one-time transaction fees for services provided to clients. Consulting segment revenues vary from period to period depending upon the timing, nature and scope of services we provide to a particular client and performance of our client companies' stock price. Our Consulting segment generated approximately $207,000 and $666,000 in revenues during the three and nine months ended June 30, 2014, as compared to $50,000 and $297,000 during the three and nine months ended June 30, 2013, primarily due to marketable securities received for services provided to new clients during the calendar year of 2014.

Gross Profit

Our consolidated gross profit in the three and nine months ended June 30, 2014 increased by 3898% and 52%, respectively, as compared to the three and nine months ended June 30, 2013. Our consolidated gross margin was 86% and 37% for the three and nine months ended June 30, 2014, respectively, as compared to a negative margin of 1% and a gross margin of 15% during the three and nine months ended June 30, 2013. The increase in gross profit was primarily due to lower cost of goods sold on the increased revenue for our Consulting segment.

Gross profit (loss) in our Mineral Trading segment for the three and nine months ended June 30, 2014 was $6,000 and $(130,000) with a margin of 98% and (28%), as compared to gross profit (loss) of ($50,000) and $373,000 with a margin of (10%) and 23% during the three months ended June 30, 2013, respectively. The increase in gross margin was primarily due to lower cost during the three month ended June 30, 2014. The decrease in gross margin was primarily due to low sales price and less quantity of iron ores and copper sold in South America during the nine months ended June 30, 2014. The higher gross profit for the nine months ended June 30, 2013 was primarily due to the delivery of a total of 21,430 metric tons of iron ore produced in Mexico at low price to local buyers, the gross profit for the three month ended June 30, 2013 decreased due to accrued port fees and discounted sales prices due to quality issues. Accordingly, our gross margin will fluctuate if we change the relationship with our customers or vendors and fail to meet the criteria for revenue recognition, pursuant to our revenue recognition policy. Currently, we are unable to quantify this future fluctuation in gross margins.

Gross profit in our Consulting segment for the three and nine months ended June 30, 2014 was approximately $176,000 and $552,000, respectively, with margins of 85% and 83%, as compared to a gross profit of $45,000 and gross deficit of $95,000 with a margin of 89% and negative margin of 32% for the three and nine months ended June 30, 2013. The increase in gross profit was primarily due to lower costs generated by the consulting service rendered to our clients.

Total Operating Expenses

Total operating expenses, net of other operating income, increased by approximately $nil and $257,000, or 0% and 9%, respectively, in the three and nine months ended June 30, 2014, as compared to same period in fiscal year 2013. The increase was primarily due to a higher operational expense in our developing business in South America in our Mineral Trading segments, offset by slightly lower general and administrative expenses in the Consulting segment in the three and nine months ended at June 30, 2014, as compared to the same period in fiscal year 2013.

General and administrative expenses in our Consulting segment for the nine months ended June 30, 2014 decreased by approximately $299,000, or 12% as compared to the nine months ended June 30, 2013, primarily due to the expiration of our employment contract with several senior executives and the reduction of our spending on travel expenses incurred in serving our client base for both our U.S. headquarters and China-based operations. As compared with the nine months ended June 30, 2014 to the same period of fiscal year 2013, we had a decrease of approximately $188,000 in employee compensation and payroll, a decrease of $120,000 in rents, a decrease of $63,000 in legal fee, a decrease of $64,000 in impairment expense, and a decrease of $28,000 in depreciation expense, which were offset by an increase of $41,000 consulting service fee, an increase of $35,000 travel expense, an increase of $15,000 in office expense and an increase of $76,000 on public and investor relation fees.

General and administrative expenses in our Mineral Trading segment for the nine months ended June 30, 2014 increased by approximately $556,000, or 1,627% as compared to the nine months ended June 30, 2013, primarily due to the increased set up fees including traveling expenses, office rents, employee and consulting expenses in Chile and Bolivia offices in the nine months ended June 30, 2014.

Other Income and Expenses

In the three months ended June 30, 2014, other income was approximately $356,000 as compared to other income of $498,000 in the three months ended June 30, 2013. In the nine months ended June 30, 2014, other expense was approximately $346,000 as compared to $6.3 million in the nine months ended June 30, 2013. Comparing to the nine months ended June 30, 2013, we have a decrease of approximately $744,000 in fair market value of derivative liability related to our preferred stock, and a decrease of approximately $7.6 million for loss on revaluation of receivable and payable of marketable securities available-for-sale for the nine months ended at June 30, 2014.

Income Taxes

In both nine months periods ended June 30, 2014 and 2013, we did not record income tax, since the loss was significant.

Net Loss from Continuing Operations

Net loss from continuing operations for the three and nine months ended June 30, 2014 amounted to $279,000 and $3.0 million, respectively, as compared to net loss of $324,000 and $8.9 million for the three and nine months ended at June 30, 2013. The loss for the three months ended June 30, 2014 consisted of approximately $817,000 operating expenses and offset approximately $356,000 other income. The loss for the nine months ended June 30, 2014 primarily consisted of approximately $3.1 million operating expenses and approximately $346,000 other expenses.

Discontinued Operations

During the fourth quarter of fiscal 2012, we discontinued the operations of Ruiming Magnesium, IMTC, Asia Magnesium, Baotou Changxin Magnesium, Chang Magnesium and Chang Trading, which were part of our Magnesium segment and also took an impairment charge for Chang Magnesium. In addition, in the fourth quarter of 2012, we discontinued our operations of CDI Jingkun Zinc and CDI Jixiang Metal which was part of our Mineral Trading segment. The loss from discontinued operations for the three and nine months ended June 30, 2014 amounted to approximately $1.8 million and $12.8 million, respectively, as compared to a loss of $1.3 million and $5.5 million from discontinued operations for the three and nine months ended June 30, 2013.

Net loss

Net loss for the three and nine months ended June 30, 2014 amounted to $2.1 million and $15.8 million, as compared to net loss of approximately $1.6 million and $14.3 million for the three and nine months ended June 30, 2013, respectively, primarily due to  increases of $530,000 and $7.4 million in losses from discontinued operations for the three and nine months ended June 30, 2014.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash. As of June 30, 2014 we had a working capital deficit of $45.8 million, as compared to $30.3 million as of September 30, 2013. We rely upon cash generated from our operations, the sale of our subsidiaries, access under factoring and other lending relationships and advances from related parties to fund our operations. We do not have any commitments for capital expenditures. In addition to funds necessary to pay our operating expenses and satisfy our obligations as they become due, during the three and nine months ended June 30, 2014, we required sufficient funds to satisfy obligations including $1.0 million in loans which are currently past due and $345,000 owed to related parties. We do not have the funds necessary to satisfy any of these obligations. Our Mineral Trading segments have operating losses, and revenues from our Consulting segment vary greatly from period to period. Our Consulting segment generally receives full payment in advance for consulting services to be provided over the term of the contract, primarily in the form of our client companies’ common stock. For transactions in which we advise a new client company on entering into the U.S. public market for the first time, it may take some additional time for us to receive our transaction fees due to the necessary compliance and regulatory filing process, and it is possible that at such time, if ever, when we are able to sell the securities we receive as compensation, the funds we receive upon the sale will be equal to the amount of revenue we initially recognized.  In addition, revenues from this segment do not provide cash to pay costs or operating expenses until we are able to liquidate those securities, on which there are no assurances.  As a result of the working capital deficit and the operating losses incurred, our cash flow from operations is not sufficient to sustain our operations and satisfy our obligations as they become due.

Our cash balance as of June 30, 2014 amounted to approximately $27,000, a decrease of $159,000, as compared to September 30, 2013. During the nine months ended June 30, 2014, we had cash outflow of $14.3 million used in operating activities, including $1.3 million used in continued operating activities and $13.0 million used in discontinued operations. We also had inflows from financial activities of $400,000 in loans we borrowed from third parties and $637,000 in loan we borrowed from the related party, coupled with $105,000 proceeds from exercise of options. Cash provided by investing activities totaled $392,000, which resulted from net cash proceeds on sale of marketable securities available-for-sale.

Our marketable securities available-for-sale as of June 30, 2014 totaled approximately $71,000, a decrease of $37,000 as compared to September 30, 2013. We sold some of marketable securities available-for-sale after we received marketable securities for services provided to clients in our Consulting segment during the nine months ended June 30, 2014.

Our accounts receivable as of June 30, 2014 amounted to $69,000, a decrease of $96,000 as compared to September 30, 2013, primarily due to the collection of account receivable and the decrease of fair market value on accounts receivable from marketable securities available-for-sale.

Prepaid expenses and other current assets consist of prepayments to vendors for services and inventory, other receivables, loans receivable, VAT tax refunds, and security deposits. Prepaid expenses and other current assets as of June 30, 2014 amounted to $1.6 million, a decrease of $1.0 million as compared to September 30, 2013, primarily due to collection of proceeds from disposal of subsidiaries and $671,678 was reclassified from current assets to long-term assets on June 30, 2014.

Assets of discontinued operations on June 30, 2014 amounted to $6.9 million, a decrease of $1.8 million as compared to September 30, 2013, primarily due to a decrease of $3.3 million in related party transactions of account receivables, loan receivables and other receivables, a decrease of $804,000 in inventories, and a decrease of $69,000 in fixed assets and intangible assets, offset by an increase of $1.8 million in accounts receivables in discontinued operations, and an increase of $805,000 in prepaid expenses and other current assets in discontinued operations.

Short-term loans at June 30, 2014 included $1.0 million owed under secured promissory notes bearing interest at the rate of 1% per month, which is currently in default. Short-term loans at June 30, 2014 also include $200,000 of loan from Draco Resources, Inc. bearing annual interest at 2%, which is due March 18, 2015, and $52,125 of loan from Marc Siegel, bearing no interest, which is currently in default. We returned $200,000 for the short-term loan of $200,000 with the accrued interests of $36,000 to Bin Zuo on the maturity date.

Accounts payable and accrued expenses represent payables associated with the general operations within each segment, including accrued payrolls. Accounts payable and accrued expenses as of June 30, 2014 amounted to $635,000, a decrease of $517,000 as compared to September 30, 2013, primarily due to decreased travel and other general and administration expenses.

Advances from customers and deferred revenues represent prepayments for products or services, which have not yet been shipped or provided. Advances from customers as of June 30, 2014 amounted to $524,000 which increased by 100%, as compared to September 30, 2013, primarily due to an increase in advances from customers within our Mineral Trading segment for sales contract of iron ore in South America.

Liabilities of discontinued operations at June 30, 2014 amounted to $48.5 million, an increase of $10.4 million as compared to September 30, 2013, primarily due to an increase of $9.9 million in accounts and other payables of related parties, an increase of $5.6 million in other liabilities, and an increase of $583,000 in accrued salary payable, offset by a decrease of $6.0 million in advance from customers in discontinued operations.

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

We maintain cash and cash equivalents in the United States and China. At June 30, 2014 and September 30, 2013, bank deposits by geographic area, were as follows (dollars in thousands):

Country	June 30, 2014		September 30, 2013
United States	$20,620	75%	$151,589	81%
China	6,793	25%	34,573	19%
Total cash and cash equivalents	$27,413	100%	$186,162	100%

Analysis of Cash Flows

In the first nine months of fiscal year 2014, our net decrease in cash amounted to $159,000, which was comprised of $14,328,376 used in operating activities, $3,633,198 provided by investing activities, $11,272,552 provided by financing activities and $951,259 from non-cash unfavorable effect of exchange rate on our cash position.

Cash Used in Operating Activities

Net cash used in operating activities of continuing operations for the first nine months of fiscal year 2014 amounted to approximately $1,337,000, which was primarily due to a net loss of $15.8 million adjusted by loss from discontinued operations of $12.8 million and non-cash items such as loss due to revaluation of accounts receivable and accounts payable of $37,000, depreciation of $35,000, stock-based compensation to the consultants and stock option and warrant expenses of $316,000, a loss on revaluation of derivative liability of $425,000, an increase of $524,000 in advance from customers, a decrease of $399,000 in other receivable and prepaid expenses from related parties, and a decrease of $369,000 in prepaid expenses and other current assets, offset a decrease of $440,000 in accounts payable and accrued expenses, an increase of $62,000 in accounts receivable, and a realized gain on sale of marketable securities available-for-sale of $22,000.

Net cash used in operating activities of continuing operations for the first nine months of fiscal year 2013 amounted to approximately $3.4 million, which was primarily due to a net loss of $14.3 million adjusted by loss from discontinued operations of $5.5 million and non-cash items such as loss due to revaluation of accounts receivable and accounts payable of $2.5 million, depreciation of $75,000, stock-based compensation to the employees and the consultants of $618,000, a decrease of $5.3 million in accounts receivable, a decrease of $994,000 in prepaid expenses and other current assets, offset by a gain on revaluation of derivative liability of $318,000, a realized gain on marketable securities available-for-sale of $548,000, a decrease of $1.5 million in accounts payable and accrued expenses and a decrease of $96,000 in other liabilities.

Cash Provided by Investing Activities

Net cash provided by investing activities of continuing operations for the first nine months of fiscal year 2014 amounted to $392,000, as a result of proceeds from sales of marketable securities available-for-sale.

Net cash provided by investing activities of continuing operations during the first nine months of fiscal year 2013 totaled $1.2 million, primarily as a result of $1.2 million from proceeds from sales of marketable securities available-for-sale, and $46,000 from proceeds from repayment of loan receivable.

Cash Provided by Financing Activities

Net cash provided by financing activities of continuing operations for the first nine months of fiscal year 2014 amounted to approximately $883,000, primarily due to $105,000 proceeds from exercise of option, $637,000 borrowing from related parties and $400,000 proceeds from borrowing loans, offset by $39,390 payments for dividend and $220,000 repayment of short-term loan.

Net cash provided by financing activities of continuing operations for the first nine months of fiscal year 2013 amounted to approximately $308,000, primarily due to $20,000 proceeds from exercise of options and $420,000 proceeds from loans, offset by $102,000 payments on loans payable.

Series A Convertible Preferred Stock and Related Dividends

As of June 30, 2014, 1,006 shares of Series A convertible preferred stock remained outstanding. During the first nine months in fiscal year 2014, we paid $26,260 of accrued ordinary dividends in cash on our Series A convertible preferred stock. During the first nine months in fiscal year 2013, we paid dividends of $40,260 in the form of 265,785 shares of our common stock.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in the Exchange Act that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Management, with the participation of our CEO , performed an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2014. Based on that evaluation solely as a result of the significant deficiencies in our internal control over financial reporting identified in our Annual Report on Form 10-Q for the fiscal year ended June 30, 2014, our management, including our CEO, concluded that our disclosure controls and procedures were not effective as of June 30, 2014.

The specific significant deficiencies identified by our management were as follows:

•
A lack of a fully integrated corporate-wide financial accounting system, including lack of internal control over securities portfolio management and evaluation and lack of business reporting procedures,

•
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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that, due to the significant deficiencies described above, our internal control over financial reporting was not effective as of June 30, 2014.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the first nine months of fiscal 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On April 28, 2015, TCA Global Credit Master Fund, LP. ("TCA") filed a complaint/petition in the Circut Court of for the 17th Judicial Circuit in and for Broward County, Florida. (Case No. 15-007210). The complaint/petition alleges that the Company is in 1) breach of credit facility agreement by CD International Enterprises, Inc.; 2) foreclosure of security interest against CD International Enterprises, Inc., CDI China, Inc., China Direct Investments, Inc., CDII Minerals, Inc. International Magnesium Group, Inc., and James (Yuejian) Wang; 3) breach of revolving convertible promissory note by CD International Enterprises, Inc.; 4) breach of guaranty against James (Yuejian) Wang and CDI China, Inc., China Direct Investments, Inc., CDII Minerals, Inc. International Magnesium Group, Inc.; 5) fraudulent misrepresentation as to CD International and James (Yuejian) Wang; and 6) negligent misrepresentation as to CD International Enterprises, Inc. and James (Yuejian). The Company denies such allegations. The company will vigorously defend and enter a counter claim against TCA in violation of Florida Usury Laws. The Company has proposed a settlement and has recorded all the liabilities related to the loans and interest.

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

CD INTERNATIONAL ENTERPRISES, INC.

Date: August 6, 2015	By:	/s/ Yuejian (James) Wang
Yuejian (James) Wang, Chief Executive Officer, President and Chairman

Date: August 6, 2015	By:	/s/ Yuejian (James) Wang
Yuejian (James) Wang, Chief Financial Officer