Form 10-Q
period 2014-12-31
CD INTERNATIONAL ENTERPRISES, INC.
filed 2015-08-17
CIK 1088787

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

or

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date, there are 65,613,074 shares of common stock are issued and outstanding as of August 14, 2015.

As used in this report "CD International", "we", "us", "our" or "Company" refers to CD International Enterprises, Inc., a Florida corporation, and our subsidiaries, "fiscal year 2014" refers to the year ended September 30, 2014, "fiscal year 2013" refers to the year ended September 30, 2013 and "fiscal year 2015" refers to the year ending September 30, 2015.  The information which appears on our web site at www.cdii.net is not part of this report.

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
•
Our ability to assure that related party transactions are fair to our company and possible violations of the Sarbanes-Oxley Act of 2002 or the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010.

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

Index of Certain Defined Terms Used in this Report

We used in this report the terms:

•	"CD International", "we", "us", "our" or "Company" refers to CD International Enterprises, Inc., a Florida corporation formerly known as China Direct Industries, Inc., and our subsidiaries;
•	“CDI China”, refers to CDI China, Inc., a Florida corporation, and a wholly owned subsidiary of CD International; and
•	“PRC” refers to the People’s Republic of China.

Mineral Trading Segment

•	“CDI Jingkun Zinc”, refers to CDI Jingkun Zinc Industry Co., Ltd., a company organized under the laws of the PRC and a 95% owned subsidiary of CDI Shanghai Management, which we disposed in April 2015;
•	“CDI Jixiang Metal”, refers to CDI Jixiang Metal Co., Ltd., a company organized under the laws of the PRC and a wholly owned subsidiary of CDI China, which we disposed in April 2015;
•
“CDI Metal”, refers to Shanghai CDI Metal Material Co., Ltd. (a/k/a Shanghai CDI Metal Recycling Co., Ltd.), a company organized under the laws of the PRC and a wholly owned subsidiary of CDI Shanghai Management, which we disposed in April 2015;

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

Magnesium Segment disposed of in the fourth quarter of fiscal year 2014

•
“Chang Magnesium", refers to Taiyuan Changxin Magnesium Co., Ltd., a company organized under the laws of the PRC and a 51% owned subsidiary of CDI China, which was disposed of in the fourth quarter of fiscal year 2014;

•
“Chang Trading”, refers to Taiyuan Changxin YiWei Trading Co., Ltd., a company organized under the laws of the PRC and a wholly owned subsidiary of Chang Magnesium, which was disposed of in the fourth quarter of fiscal year 2014;

•
“Asia Magnesium”, refers to Asia Magnesium Corporation Limited, a company organized under the laws of Hong Kong and a wholly owned subsidiary of Capital Resource Management, which was disposed of in the fourth quarter of fiscal year 2014;

•
“Golden Magnesium" refers to Shanxi Gu County Golden Magnesium Co., Ltd., a company organized under the laws of the PRC and a 100% owned subsidiary of CDI China, which was disposed of in the fourth quarter of fiscal year 2013;

•
“Baotou Changxin Magnesium”, refers to Baotou Changxin Magnesium Co., Ltd., a company organized under the laws of the PRC, a 51% owned subsidiary of CDI China, which was disposed of in the fourth quarter of fiscal year 2014;

•
“IMTC” or “International Magnesium Trading”, refers to International Magnesium Trading Corp., a company organized under the laws of Brunei and a 100% owned subsidiary of IMG, which was disposed of in the fourth quarter of fiscal year 2014;

•
“Ruiming Magnesium”, refers to Taiyuan Ruiming Yiwei Magnesium Co., Ltd., a company organized under the laws of the PRC and an 80% majority owned subsidiary of CDI China, which was disposed of in the fourth quarter of fiscal year 2014;

•	“Beauty East”, refers to Beauty East International, Ltd., a Hong Kong company and a wholly owned subsidiary of CDI China, which was disposed of in the fourth quarter of fiscal year 2014;
•	“Marvelous Honor”，refers to Marvelous Honor Holdings Inc., a Brunei company and a wholly owned subsidiary of CDI China, which was disposed of in the fourth quarter of fiscal year 2014; and
•
 “Lingshi Magnesium”, refers to Lingshi Xinghai Magnesium Industry Co., Ltd.，a company organized under the laws of the PRC and a wholly  owned subsidiary of Ruiming Magnesium, which was disposed of in the fourth quarter of fiscal year 2014.

PART 1 – FINANCIAL INFORMATION
Item 1.  Financial Statements.

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of December 31, 2014 and September 30, 2014

	December 31,	September 30,
	2014	2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$117,163	$82,675
Marketable securities available-for-sale	4,552	7,352
Marketable securities available-for-sale - related party	15,000	40,000
Accounts receivable	11,700	18,900
Accounts receivable - related party	15,000	40,000
Loans, other receivable and prepaid expenses - related parties	-	3,255
Prepaid expenses and other current assets, net	1,029,020	991,420
Inventories	3,850	3,877
Total current assets	1,196,285	1,187,479
Property, plant and equipment, net	81,835	86,682
Other long-term assets	347,692	346,851
Total assets	$1,625,812	$1,621,012

LIABILITIES AND EQUITY (DEFICIT)
Current liabilities:
Loans payable	$1,882,125	$1,882,125
Accounts payable and accrued expenses	710,565	770,096
Accounts, loans and other payables - related parties	1,751,745	1,583,563
Advances from customers	422,898	422,898
Derivative liabilities	1,780,816	1,848,041
Other liabilities	261,534	160,819
Liabilities of discontinued operations	1,603,934	1,600,050
Total current liabilities	8,413,617	8,267,592
Total liabilities	8,413,617	8,267,592

Equity (deficit):
Series A convertible preferred stock: $.0001 par value, stated value $1,000 per share; 10,000,000 authorized, 1,006 shares outstanding at December 31, 2014 and September 30, 2014, respectively	1,006,250	1,006,250
Common stock: $.0001 par value; 1,000,000,000 authorized; 67,347,474 and 60,847,474 issued and outstanding at December 31, 2014 and September 30, 2014, respectively	6,734	6,084
Additional paid-in capital	78,588,255	78,346,305
Accumulated other comprehensive loss	(687,764)	(788,955)
Accumulated deficit	(85,700,714)	(85,215,760)
Total CD International Enterprises, Inc.'s stockholders' deficit	(6,787,239)	(6,646,076)
Non-controlling interests	(566)	(504)
Total deficit	(6,787,805)	(6,646,580)

Total liabilities and deficit	$1,625,812	$1,621,012

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CD INTERNATIONAL ENTERPRISES, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the three months ended December 31, 2014 and 2013
(Unaudited)

	For the Three Months Ended December 31,
	2014	2013
Revenues	$114,941	$380,576
Revenues from related party	3,750	15,000
Cost of revenues	35	133,242
Gross profit	114,906	247,334
Operating expenses:
Selling, general, and administrative	686,361	1,090,329
Total operating expenses	686,361	1,090,329
Operating loss	(571,455)	(842,995)
Other income (expenses):
Other income	98,084	133,608
Interest expenses	(380,822)	(16,134)
Interest expenses - related parties	(45,409)	(8,100)
Realized gain on marketable securities available-for-sale	-	94,396
Loss on revaluation for receivable and payable of marketable securities available-for-sale	(40,566)	(26,329)
Change in fair value of derivative liability	475,344	(1,191,467)
Total other income (expenses)	106,631	(1,014,026)
Loss from continuing operations before income taxes	(464,824)	(1,857,021)
Income tax expense	-	-
Net loss from continuing operations	(464,824)	(1,857,021)
Discontinued operations:
Loss from discontinued operations, net of taxes	-	(9,315,495)
Total loss from discontinued operations, net taxes	-	(9,315,495)
Net loss	(464,824)	(11,172,516)
Less: Net loss attributable to non-controlling interests	-	(2,494,005)
Net loss attributable to CD International Enterprises, Inc.	(464,824)	(8,678,511)
Dividends on series A preferred stock	(20,130)	(20,130)
Net loss allocable to common stockholders	$(484,954)	$(8,698,641)
COMPREHENSIVE INCOME (LOSS):
Net loss	$(464,824)	$(11,172,516)
Foreign currency translation adjustments	128,929	611,902
Unrealized gain (loss) on marketable securities available-for-sale	(27,800)	(66,049)
Comprehensive loss	(363,695)	(10,626,663)
Net loss attributable to non-controlling interests	-	(2,494,005)
Foreign currency translation adjustments - non-controlling interest	(62)	37,294
Comprehensive loss attributable to CD International Enterprises, Inc.	(363,633)	(8,169,952)
Preferred stock dividend	(20,130)	(20,130)
Comprehensive loss attributable to common stockholders	$(383,763)	$(8,190,082)
Basic and diluted net loss per common share - basic:
Net loss from continuing operations	$(0.01)	$(0.03)
Net loss from discontinued operations	(0.00)	(0.11)
Net loss per common share	$(0.01)	$(0.14)
Basic and diluted net loss per common share - diluted:
Net loss from continuing operations	$(0.01)	$(0.03)
Net loss from discontinued operations	(0.00)	(0.11)
Net loss per common share	$(0.01)	$(0.14)
Basic weighted average common shares outstanding	62,309,431	59,763,716
Diluted weighted average common shares outstanding	62,309,431	59,763,716

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended December 31, 2014 and 2013
(Unaudited)

	For the Three Months Ended December 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(464,824)	$(11,172,516)
Loss from discontinued operations	-	9,315,495
Adjustments to reconcile net loss to net cash used in operating activities:
Other loss due to revaluation of accounts receivable and accounts payable	40,566	26,329
Depreciation	5,033	9,435
Amortization of debt discount	361,452	-
Allowance for doubtful accounts	29,463	-
Share issued to third parties for services provided	265,000	161,439
Stock option and warrant expenses	24,267	51,637
Realized gain on marketable securities available-for-sale	-	(94,396)
Change in fair value of derivative liability	(475,344)	1,191,467
Changes in operating assets and liabilities:
Accounts receivable and accounts receivable - related party	-	(40,529)
Loans, other receivable and prepaid expenses - related parties	3,255	24,458
Prepaid expenses and other current assets, net	(14,890)	456,366
Inventories	27	(17,066)
Accounts payable and accrued expenses	67,868	(517,176)
Advances from customers	-	324,264
Accounts, loans and other payables - related parties	557,636	75,001
Other liabilities	(395,101)	66,786
Net cash provided by (used in) operating activities - continuing operations	4,408	(139,006)
Net cash used in operating activities - discontinued operations	-	(13,290,257)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	4,408	(13,429,263)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of marketable securities available-for-sale	-	128,386
Net cash provided by investing activities - continuing operations	-	128,386
Net cash provided by investing activities - discontinued operations	-	3,577,051
NET CASH PROVIDED BY INVESTING ACTIVITES	-	3,705,437

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans	-	200,000
Borrowings from related parties	-	9,841
Proceeds from exercise of options	-	105,000
Payments of dividend	-	(13,130)
Net cash provided by financing activities - continuing operations	-	301,711
Net cash provided by financing activities - discontinued operations	-	8,608,121
NET CASH PROVIDED BY FINANCING ACTIVITIES	-	8,909,832

EFFECT OF EXCHANGE RATE ON CASH	30,080	724,156
NET CHANGE IN CASH	34,488	(89,838)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	82,675	539,176
Less: Cash and Cash Equivalents of Discontinued Operations at End of Period	-	74,363
CASH AND CASH EQUIVALENTS AT THE END OF PERIOD	$117,163	$374,975
	-
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$2,376
Income taxes paid	$-	$-
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Deferred revenue received in form of marketable securities	$-	$295,000
Unrealized loss on marketable securities available-for-sale	$27,800	$66,049
Collection of AR in the form of marketable securities	$-	$66,600
Debt discount recorded on convertible debt	$361,452	$-
Addition of warrant derivative liabilities	$46,667	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business and Organization

CD International Enterprises, Inc. (“CDII”), a Florida corporation and its subsidiaries are referred to in this report as "we", "us", "our", "Company" or "CD International".

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

On September 30, 2014, the Company signed a share exchange agreement with Yuwei Huang (“Mr. Huang”), a related party, selling our Magnesium segment to Mr. Huang and in return, Mr. Huang and other parties returned and cancelled 8,325,949 shares of the Company’s common stock held by such parties related to Mr. Huang and cancelled the right to receive 41,524 convertible series D preferred stock within 10 business days after the share exchange agreement was signed. Historically, the Magnesium segment represented our largest segment by revenues and assets. We produced, sold and distributed pure magnesium ingots, magnesium powder and magnesium alloy. Since 2009, the magnesium spot price had not fully recovered to the pre-2009 level and the current spot price is approximately $2,200 per ton FOB China. Accordingly, we have generated negative gross margins and operating losses, and most of our magnesium facilities ceased production. Results of operations, financial position and cash flows associated with the Magnesium segment are separately reported as discontinued operations for all periods presented.

In addition, in April, 2015, the Company sold its entire 95% equity interest in CDI Jingkun Zinc Industry Co., Ltd. (“CDI Jingkun Zinc”) and 100% equity interest in Shanghai CDI Metal Material Co., Ltd. (“CDI Metal”) to Xiaowen Zhuang, a related party individual. The Company also sold its 100% equity interest in CDI Jixiang Metal Co., Ltd. (“CDI Jixiang Metal”) to Dragon Capital Group Corp (“Dragon Capital”), a related party company. As a result, results of operations, financial position and cash flows associated with CDI Jingkun Zinc, CDI Metal and CDI Jixiang Metal are also reported as discontinued operations for all periods presented. CDI Jingkun Zinc, CDI Metal and CDI Jixiang Metal were entities in the Mineral Trading segment. For additional information, see Note 10– Discontinued Operations.

For the three months of fiscal year 2015 and 2014, subsidiaries included in continuing operations consisted of the following:

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

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

Basis of Presentation

We have defined various periods that are covered in this report as follows:

·	“fiscal year 2015” – October 1, 2014 through September 30, 2015
·	“fiscal year 2014” – October 1, 2013 through September 30, 2014
·	“fiscal year 2013” – October 1, 2012 through September 30, 2013

The consolidated financial statements include the accounts of the Company and its majority owned subsidiaries. All intercompany balances and transactions have been eliminated in the consolidation. Certain information and footnote disclosures normally included in financial statements prepared in conjunction with generally accepted accounting principles have been condensed or omitted as permitted by the rules and regulations of the United States Securities and Exchange Commission (“SEC”), although the Company believes that the disclosures contained in this report are adequate to make the information presented not misleading. The consolidated balance sheet information as of September 30, 2014 was derived from the consolidated audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2014. These consolidated financial statements should be read in conjunction with the annual consolidated audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2014, and other reports filed with the SEC.

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

Going Concern

For the three months ended December 31, 2014, the Company has incurred a net loss from continuing operations of approximately $465,000 and the Company also has a working capital deficit of $7.2 million and its cash and cash equivalent and its revenues are not currently sufficient and cannot be projected to cover operating expenses in the coming year.  These factors raise substantial doubt as to the ability of the Company to continue as a going concern.  Management’s plans include attempting to raise funds through debt and equity financings, restructure on-going operations to eliminate inefficiencies and continue to sell assets to raise cash and meet operating needs. Management intends to make every effort to identify and develop sources of funds.  There is no assurance that management’s plans will be successful.

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
DECEMBER 31, 2014

We group property plant and equipment into similar groups of assets and estimate the useful life of each group of assets;

Assumptions and estimates employed in these areas are material to our reported financial condition and results of operations. Actual results could differ from these estimates.

Concentration of Credit Risks

Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash and trade accounts receivable. We deposit our cash with high credit quality financial institutions in the United States and China.  As of December 31, 2014, we had no bank deposits in the United States that exceeded federally insured limits.  At December 31, 2014, we had deposits of $113,263 in banks in China. In China, there is no equivalent federal deposit insurance as in the United States, so the amounts held in banks in China are not insured. We have not experienced any losses in such bank accounts through December 31, 2014.

At December 31, 2014 and September 30, 2014, bank deposits by geographic area were as follows:

Country	December 31, 2014		September 30, 2014
United States	$3,900	3%	$54,034	65%
China	113,263	97%	28,641	35%
Total cash and cash equivalents	$117,163	100%	$82,675	100%

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

The Company’s loans payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at December 31, 2014 and September 30, 2014.

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
DECEMBER 31, 2014

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

The Company uses Level 3 of the fair value hierarchy to measure the fair value of its derivative liabilities and revalues the derivative liabilities at every reporting period and recognizes gains or losses in the consolidated statements of operations and comprehensive loss that are attributable to the change in the fair value of derivative liabilities.

The financial assets and liabilities carried at fair value on a recurring basis at December 31, 2014 are as follows:

Financial assets and liabilities	Fair Value	Level 1	Level 2	Level 3
Marketable equity securities	$19,552	$19,552	$-	$-
Receivable of marketable equity securities	26,700	26,700	-	-
Payable to be settled with marketable securities	-	-	-	-
Derivative liabilities	(1,780,816)	-	-	(1,780,816)
	$(1,734,564)	$46,252	$-	$(1,780,816)

The financial assets and liabilities carried at fair value on a recurring basis at September 30, 2014 are as follows:

Financial assets and liabilities	Fair Value	Level 1	Level 2	Level 3
Marketable equity securities	$47,352	$47,352	$-	$-
Receivable of marketable equity securities	58,900	58,900	-	-
Payable to be settled with marketable securities	(55,135)	(55,135)	-	-
Derivative liabilities	(1,848,041)	-	-	(1,848,041)
	$(1,796,924)	$51,117	$-	$(1,848,041)

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

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

Foreign Currency Translation

The accompanying consolidated financial statements are presented in United States dollars (“U.S. dollar”). The functional currency of our Chinese subsidiaries is the Renminbi (“RMB”), the official currency of the People’s Republic of China (“PRC”). Capital accounts of the consolidated financial statements are translated into U.S. dollars from RMB at their historical exchange rates when the capital transactions occurred.  Assets and liabilities are translated at the exchange rates as of the balance sheet date.  Income and expenditures are translated at the average exchange rates for the three month periods ended December 31, 2014 and 2013, respectively.  A summary of the conversion rates for the periods presented is as follows:

	December 31, 2014	September 30, 2014	December 31, 2013
Period end RMB: U.S. dollar exchange rate	6.1385	6.1534	6.1104
Average fiscal-year-to-date RMB: U.S. dollar exchange rate	6.1356	6.1400	6.1232

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

In July 2015, the FASB issued ASU 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory”. The amendments in ASU 2015-11 require an entity to measure in scope inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. The amendments do not apply to inventory that is measured using last-in, first-out (LIFO) or the retail inventory method. The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out (FIFO) or average cost. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. A reporting entity should apply the amendments prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The adoption of ASU 2015-11 is not expected to have a material impact on the Company’s consolidated financial statements.

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

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

The following table presents the computation of basic and diluted loss per share for the three months ended December 31, 2014 and 2013:

	For the Three Months Ended December 31, 2014	For the Three Months Ended December 31, 2013
Net loss allocable to common stockholders:
Continuing operations, net of taxes	$(464,824)	$(1,857,021)
Discontinued operations, net of tax	-	(6,821,490)
Net loss allocable to common stockholders	(464,824)	(8,678,511)
Less: preferred stock dividends	20,130	20,130
Net loss allocable to common stockholders less preferred stock dividends	$(484,954)	$(8,698,641)

Basic weighted average common shares outstanding	62,309,431	59,763,716
Dilutive weighted-average common shares outstanding	62,309,431	59,763,716

Net loss per common share - basic:
Net loss from continuing operations	$(0.01)	$(0.03)
Net loss from discontinued operations	(0.00)	(0.11)
Net loss per common share - basic	$(0.01)	$(0.14)
Net loss per common share - diluted:
Net loss from continuing operations	$(0.01)	$(0.03)
Net loss from discontinued operations	(0.00)	(0.11)
Net loss per common share - diluted	$(0.01)	$(0.14)

Common stock equivalents are not included in the denominator in periods when anti-dilutive. We excluded 9,000,400 shares of our common stock issuable upon exercise of options, 777,778 shares of our common stock issuable upon exercise of warrants,  44,580,565 shares issuable upon conversion of series A preferred stock and 24,588,614 shares of common stock issuable upon conversion of convertible debt for the three months ended December 31, 2014 as their effect was anti-dilutive. We excluded 9,125,480 shares of our common stock issuable upon exercise of options, 2,129,130 shares of our common stock issuable upon exercise of warrants and 29,596,796 shares issuable upon conversion of series A preferred stock for the three months ended December 31, 2013 as their effect was anti-dilutive.

NOTE 3 – MARKETABLE SECURITIES AVAILABLE-FOR-SALE

Marketable securities available-for-sale and marketable securities available-for-sale-related party as of December 31, 2014 and September 30, 2014 consisted of the following financial instruments:

Company	December 31, 2014	% of Total	September 30, 2014	% of Total

Dragon Capital Group, Corp. - related party	15,000	77%	40,000	16%
China Logistics Group, Inc.	4,552	23%	7,352	84%
Marketable securities available-for-sale	$19,552	100%	$47,352	100%

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

All the securities were received from our clients as consulting fees. During the three months ended December 31, 2014 and 2013, we collected marketable securities originated from accounts receivable in the amount of $0 and $66,600, separately, and we collected marketable securities originated from deferred revenue in the amount of $0 and $295,000, respectively. We categorize the securities as investments in marketable securities available-for-sale or investments in marketable securities available-for-sale-related party. These securities are quoted either on an exchange or on the over the counter market system.  Some of the securities are restricted and cannot be readily sold by us absent a registration of those securities under the Securities Act of 1933 (the “Securities Act”) or the availability of an exemption from the registration requirements under the Securities Act. Our policy is to liquidate the securities on a regular basis. As these securities are often restricted, we are unable to liquidate them until the restriction is removed.  Unrealized gains or losses on marketable securities available-for-sale and on marketable securities available-for-sale-related party are recognized on a periodic basis as an element of comprehensive income based on changes in the fair value of the security.  Once liquidated, realized gains or losses on the sale of marketable securities available-for-sale and marketable securities available-for-sale-related party are reflected in our net income for the period in which the security was liquidated.

The marketable securities available-for-sale-related party totaled $15,000 and $40,000 at December 31, 2014 and September 30, 2014, respectively, and are comprised solely of the securities of Dragon Capital Group, Corp. (“Dragon Capital”).  Mr. Lisheng (Lawrence) Wang, the CEO and Chairman of the Board of Dragon Capital, is the brother of James (Yuejian) Wang, the CEO of the Company. These securities were issued by Dragon Capital as compensation for consulting services. Dragon Capital is a non-reporting company whose securities are quoted on the OTC Pink Tier of the OTC Markets Group.  As such, under Federal securities laws, securities of Dragon Capital generally cannot be resold by us in absence of a registration of those securities under the Securities Act or unless there exists an available exemption from such registration.

Our marketable securities available-for-sale are carried at fair value. Under the guidance of ASC320, “Investments”, we periodically evaluate our marketable securities to determine whether a decline in their value is other than temporary. Management utilizes criteria such as the magnitude and duration of the decline, in addition to the reasons underlying the decline, to determine whether the loss in value is other than temporary. The term “other-than-temporary” is not intended to indicate that the decline is permanent.  It indicates that the prospects for a near term recovery of value are not necessarily favorable, or that there is a lack of evidence to support fair values equal to, or greater than, the carrying value of the investment. Once a decline in value is determined to be other than temporary, the value of the security is reduced and a corresponding impairment charge to earnings is recognized.  In this assessment for various securities at December 31, 2014 and September 30, 2014, the guidance in ASC 320, “the Investment-Debt and Equity Securities”, is carefully followed.  In accordance with ASC 320-10-35-33, when an entity has decided to sell an impaired available-for-sale security and the entity does not expect the fair value of the security to fully recover before the expected time of sale, the security shall be deemed other-than-temporarily impaired in the period in which the decision to sell is made. However, an entity shall recognize an impairment loss when the impairment is deemed other than temporary impairment even if a decision to sell has not been made.

For the three months ended December 31, 2014 and 2013, we had no loss related to other than temporary impairment.

Marketable securities available-for-sale and marketable securities available-for-sale-related party are either valued at the date received or at the date when services are rendered. The table below provides a summary of the changes in the fair of marketable securities for three months ended December 31, 2014:

		For the Three Months Ended December 31, 2014
	September 30, 2014	Fair value received/sold	Cost basis adjustment for other than temporary impairment	Unrealized loss	December 31, 2014

Investment in marketable securities available-for-sale	$7,352	$-	$-	$2,800	$4,552
Investment in marketable securities available-for-sale-related party	40,000	-	-	25,000	15,000
Total investment in securities available-for-sale	$47,352	$-	$-	$27,800	$19,552

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

NOTE 4 – ACCOUNTS RECEIVABLE AND ACCOUNTS RECEIVABLE - RELATED PARTY

Accounts receivables generally include trade receivables and receivables of marketable securities available-for-sale. These receivables are carried at fair market value. The changes in the fair market value of the marketable securities underlying the receivables are reflected in earnings for each period. At December 31, 2014 and September 30, 2014, the fair value of available-for-sale securities receivable was $26,700 and $58,900, respectively. At December 31, 2014 and September 30, 2014, we had no accounts receivable related to mineral trading.

At December 31, 2014, we have $11,700 receivable due from 9,000,000 share common stock of China Logistic, Inc (OTC: CHLO), and $15,000 related party receivable due from 50,000,000 share common stock of Dragon Capital (Pink Sheet: DRGV), a related party. At September 30, 2014, we have $18,900 receivable due from 9,000,000 shares common stock of China Logistics Group, Inc (OTC: CHLO), and $40,000 related party receivable due from 50,000,000 shares common stock of Dragon Capital (Pink Sheet: DRGV), a related party.

NOTE 5 - LOANS PAYABLE

Loans payable at December 31, 2014 and September 30, 2014 consisted of the following:

Description	December 31, 2014	September 30, 2014
China Direct Investments loan from four Chinese citizens. Due on February 28, 2013, currently in default. 12% annual interest rate. Secured by 5,099,115 shares of the common stock of China Education International, Inc., which are deemed worthless (1)	$1,000,000	$1,000,000

China Direct Investments loan from Marc Siegel, with an original principal of $92,125. Due on March 31, 2013 and currently in default. Lenders agree to waive interest. Secured by pledge of certain assets of CD International Enterprises assets. The Company paid off the Marc Siegel loan on January 13, 2015.	32,125	32,125

China Direct Investments loan from Draco Resources, Inc. Due on March 18, 2015. 2% annual interest rate. None secured.	200,000	200,000

CD International Enterprises loan from TCA Global Credit Master Fund, LP. Due on January 31, 2015 with 10% annual interest rate and secured by pledge of assets of CD International Enterprises. The loan is currently in default. (2)	650,000	650,000
Total	1,882,125	1,882,125
Less: current portion	(1,882,125)	(1,882,125)
Loans payable, long-term	$-	$-

(1)
On May 28, 2015, we entered into four stock purchase agreements with four Chinese citizens converting the four promissory notes originally signed on August 21, 2012 in an aggregate amount of $1,000,000 into 20 million shares of CDII common stock at $0.05 per share. See Note 12 for additional information.

(2)
On July 30, 2014, we closed a senior secured revolving credit facility agreement (the “Credit Agreement”) with TCA Global Credit Master Fund, LP (“TCA”), a Cayman Islands limited partnership. Pursuant to the Credit Agreement, TCA agreed to loan us up to a maximum of $5 million for working capital purposes. The initial credit line is $2,000,000 subject to funding in the discretion of TCA. In connection with the closing, an initial take down of $650,000 was funded by TCA. Any increase in the amount of the credit line from the initial amount up to the maximum amount is at the discretion of TCA. On July 31, 2014, we issued 3,154,115 restricted shares of our common stock valued at about $0.06 per share to TCA for a total of $175,000 for advisory services provided. Based on the Credit Agreement, upon an event of default, the lender may convert all or any portion of the outstanding principal and accrued interest payables into shares of the Company’s common stock equal to the 85% of the average of the lowest daily volume weighted average price (“VWAP”) of the five business days prior to the conversion day. On December 12, 2014, TCA claimed this loan was in default due to the Company’s failure to provide timely monthly reporting. The Company recorded derivative liabilities and debt discount of $361,452 as of December 12, 2014. Since the loan was in default, the full amount of $361,452 debt discount was charged to interest expense on the same day. Also see Note 6 for derivative liabilities and Note 10 for discussion of lawsuit filed by TCA against the Company and James (Yuejian) Wang related to this Credit Agreement.

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

NOTE 6 – DERIVATIVE LIABILITIES

As described in Note 5, the Company issued convertible note with variable conversion price upon default. The conversion option embedded in the convertible note contains no explicit limit to the number of shares to be issued upon settlement and as a result is classified as a liability under ASC 815. The Company accounted for the embedded conversion option in accordance with ASC 815-40, which requires the Company to bifurcate the embedded conversion options as liability at the date the note becomes convertible and to record changes in fair value relating to the conversion option liability in the statement of operations and comprehensive income as of each subsequent balance sheet date. The debt discount related to the convertible note is amortized over the life of the note using the effective interest method. The Company’s conversion option liabilities are valued using Black Scholes pricing models. Where possible, the Company verifies the values produced by its pricing models to market prices. Valuation models require a variety of inputs, including contractual terms, market prices, yield curves, credit spreads, measures of volatility and correlations of such inputs. These consolidated financial liabilities do not trade in liquid markets, and as such, model inputs cannot generally be verified and do involve significant management judgment. Such instruments are typically classified within Level 3 of the fair value hierarchy.

The table below shows the Black Scholes Option Pricing Model inputs used by the Company to value the conversion option derivative liability, as well as the determined value of the option liability at each measurement date:

Date	Shares	Debt Principal	Volatility	Dividend Yield	Risk Free Rate	Expected Term (in years)	Fair Value of Conversion Option Liability
12/12/2014	23,675,105	650,000	130.96%	0.00%	0.09%	0.5	361,452
12/31/2014	24,588,614	650,000	131.57%	0.00%	0.12%	0.5	330,905

The Company also issued warrants with exercise price subject to adjustment if the Company, at any time while the warrant is outstanding, shall issue rights, options or warrants to all holders of common stock (and not to the holders) entitling them to subscribe for or purchase shares of common stock at a price per share less than the VWAP on the record date, then, the exercise price shall be multiplied by a fraction, of which the denominator shall be the number of shares of the common stock outstanding on the date of issuance of such rights, options or warrants plus the number of additional shares of common stock offered for subscription or purchase, and of which the numerator shall be the number of shares of the common stock outstanding on the date of issuance of such rights, options or warrants plus the number of shares which the aggregate offering price of the total number of shares so offered would purchase at such VWAP. The price reset provision makes the warrant not indexed to the Company’s own stock, and therefore requires the warrant to be treated as derivative liabilities as provided un EITF 07-05.

In addition, the Company issued convertible preferred stock and the conversion price of the preferred stock is subject to adjustment if the Company issues or sells shares of common stock for a consideration per share less than the conversion or exercise price then in effect, or issue options, warrants or other securities convertible or exchangeable for shares of common stock at a conversion or exercise price less than the conversion price of the preferred stock then in effect. If either of these events should occur, the conversion price is reduced to the lowest price at which these securities were issued or are exercisable. These clauses were referred to as the “Anti-Dilution Rights”. The Anti-Dilution Rights of the beneficial conversion feature make the conversion option not indexed to the company’s own stock, and therefore requires the conversion feature to be treated as derivative liabilities as provided under EITF 07-05.

The Company used maximum value method to determine the fair value of derivative liabilities related to warrants and preferred stock conversion option.

As of December 31, 2014 and September 30, 2014, the carrying amounts of the derivative liabilities for warrants were $23,333 and $0, respectively. As of December 31, 2014 and September 30, 2014, the carrying amounts of the derivative liabilities for preferred stock conversion option were $$1,426,578 and $1,848,041, respectively. The net changes in fair value of derivative liabilities of warrants and preferred stock during the periods were gain of $444,797 during the three months ended December 31, 2014 and loss of $1,191,467 during the three months ended December 31, 2013.

Below is the reconciliation of the fair value of the Company’s derivative liabilities during the three months ended December 31, 2014:

Beginning balance as of September 30, 2014	$1,848,041
Additions due to convertible note - TCA loan	361,452
Additions due to warrants	46,667
Change in the fair value of derivative liabilities	(475,344)
Ending balance as of December 31, 2014	$1,780,816

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

NOTE 7 - RELATED PARTY TRANSACTIONS

List of Related Parties

We have specified the following persons and entities as related parties with ending balances as of December 31, 2014 and September 30, 2014:

-
 Yuwei Huang, our executive vice president of our discontinued magnesium segment and a member of our Board of Directors, is the chairman of YiWei Magnesium and the chief executive officer and vice chairman of Shanxi Gu County Golden Magnesium Co., Ltd. (“Golden Magnesium”). Yuwei Huang resigned as a Director of the Company on July 29, 2015;

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
-
 Kong Tung, a member of the Board of Directors, and chairman of Golden Magnesium, Beauty East International Ltd. (“Beauty East”), and Golden Trust Magnesium Industry Co., Ltd. (“Golden Trust Magnesium”). He resigned his position as a Director of the Company on March 26, 2015;

-	Xumin Cui, the son-in-law of Yuwei Huang;
-	James (Yuejian) Wang, the CEO of our Company;
-	Lawrence Wang, the brother of James (Yuejian) Wang;
-	Dragon Capital Group, Corp. (“Dragon Capital”), a company organized under the laws of Nevada, U.S., the principal owner of the which is Lawrance Wang; and
-	Mining & Logistics SRL (“Mining & Logistics”), a company organized under the laws of Bolivia, is owned by a management member of CDII Bolivia.

At December 31, 2014 and September 30, 2014, other receivables-related parties for working capital purposes were $0 and $3,255, respectively, as follows:

CD International Subsidiary	Related Party	December 31, 2014	September 30, 2014

CDII Chile	Kong Tung	$-	$3,255
Total Other Receivables-Related Parties		$-	$3,255

As of December 31, 2014, loan payables and other payables – related parties were $1,751,745 consisting of loan payables – related parties of $1,068,482 and other payables – related parties of $683,263 as set forth below:

Loan Payables – Related Parties

At December 31, 2014 and September 30, 2014, loan payables – related party was for working capital purposes, which were $1,068,482 and $1,023,072, respectively, as follows:

CD International Subsidiary	Related Party	December 31, 2014	September 30, 2014

China Direct Investments	Kong Tung	$705,600	$669,600
China Direct Investments	James (Yuejian) Wang	362,882	353,472
Total Other Receivable-Related Parties		$1,068,482	$1,023,072

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

From time to time, China Direct Investments borrowed loans from James (Yuejian) Wang. At December 31, 2014 and September 30, 2014, CDII owed James (Yuejian) Wang a total of $362,882 and $353,472, including aggregate principal loan amount of $300,000 and accrued interest of $62,882 and $53,472, respectively. The loans bear interest at 12% per annum with principal of $270,000 due on December 31, 2013, and $30,000 due on September 30, 2014. These loans are currently in default.

On April 7, 2014, China Direct Investments borrowed $600,000 from Kong Tung. The loan is due on January 7, 2015 and bears interest rate at 24% per month. At December 31, 2014 China Direct Investments owed Kong Tung a total of $705,600, including aggregate principal loan amount of $600,000 with accrued interest of $105,600. At September 30, 2014, China Direct Investments owed Kong Tung a total of $669,600, including aggregate principal loan amount of $600,000 with accrued interest of $69,600.

Other Payables – Related Parties

At December 31, 2014 and September 30, 2014, other payables – related party for working capital purposes were $683,263 and $560,491, respectively, as follows:

CD International Subsidiary	Related Party	December 31, 2014	September 30, 2014

China Direct Investments	James (Yuejian) Wang	604,439	485,464
China Direct Investments	Dragon Capital	22,784	19,124
CDI Shanghai Management	Xiaowen Zhuang	46,265	46,152
CDI Shanghai Management	Dragon Capital	9,775	9,751
Total Other Payable-Related Parties		$683,263	$560,491

NOTE 8 – CAPITAL STOCK

Preferred Stock and Related Dividends

As of December 31, 2014 and September 30, 2014, there were 1,006 shares of series A convertible preferred stock outstanding. The series A preferred stock has a stated value per share of $1,000, carries an 8% per annum dividend rate payable quarterly in arrears and was initially convertible into our common stock at $7.00 per share. The dividends are payable in cash or shares of our common stock, at our option, subject to certain provisions. The terms of the Series A preferred stock provide that if we sell common stock at a price per share less than the then conversion price of the preferred stock, then we are required to reduce the conversion price of the series A convertible preferred stock to the lower price of the subsequent sale. Since we have issued securities at prices lower than the exercise price of the $7.00 per share conversion price of the series A preferred stock, we reduced the exercise price of those outstanding securities. At December 31, 2014, the conversion price of the series A preferred is adjusted to $0.035.

The dividends calculated at $20,130 per quarter are payable in cash or shares of our common stock at our option subject to certain provisions. If paid in shares of common stock, the stock shall be valued at the lower of the conversion price or the average of the weighted average price of the 10 consecutive trading days immediately preceding the dividend date. During the three months ended December 31, 2014, we did not pay off dividends in cash or our common stock on our series A convertible preferred stock. During the three months ended December 31, 2013, we paid $13,130 of dividends in cash. As of December 31, 2014 and September 30, 2014, accrued dividend payable is $88,385 and $68,255, respectively. The conversion price of the preferred stock is subject to adjustment, and therefore requires the conversion feature to be treated as derivative liabilities as provided under EITF 07-05. See Note 6 for discussion on derivatice liabilities.

Common Stock

We have 1,000,000,000 shares of common stock, par value $.0001, authorized. At December 31, 2014, there were 67,347,474 shares of common stock issued and outstanding and there were 60,847,474 shares of common stock issued and outstanding at September 30, 2014.

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

During the three months ended December 31, 2014, we issued a total of 6,500,000 shares of our common stock to consultants for services, valued at $265,000. During the three months ended December 31, 2013, we issued a total of 4,810,000 shares of our common stock comprised of: 1,610,000 shares to consultants for services, valued at $161,439 and 3,200,000 shares in connection with the exercise of 3,200,000 stock options for consideration in the total of $160,000, including the actual net cash receipts of $105,000, $12,150 in receivables which had been collected in December of 2014, and $42,850 to settle our debts and accrued liabilities in the amount of $75,002, resulting in a gain of $32,152 on settlement due to the excess of liabilities forgiven.

Option

The following table sets forth our stock option activities during the three months ended December 31, 2014:

Description	Shares underlying options	Weighted average exercise price
Balance at September 30, 2014	9,000,480	$0.05
Outstanding and exercisable at September 30, 2014	3,000,480	0.05
Expired	(80)	56.25
Balance at December 31, 2014	9,000,400	$0.05
Outstanding and Exercisable at December 31, 2014	3,000,400	$0.05

As of December 31, 2014 and September 30, 2014, we had 3,000,400 and 3,000,480 shares underlying options outstanding and exercisable, respectively.

The remaining contractual life and exercise price of options outstanding and exercisable at December 31, 2014 are as follows:

Number of options outstanding and exercisable	Exercise price	Remaining contractual life (Years)
400	$2.25	0.35
3,000,000	$0.05	2.75
3,000,400	$0.05

The Company recognized a total of $24,267 and $51,637 stock option expenses for the three months ended December 31, 2014 and 2013, respectively. The value of options was calculated using Black Scholes Option Pricing Model based upon the following assumptions: dividend yield of 0%, volatility of 120% - 139%, risk free rate of 0.48% - 1.20%, and an expected term of 2.5 to 4.5 years.

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

Common Stock Purchase Warrants

A summary of the status of our outstanding common stock purchase warrants granted as of December 31, 2014 and changes during the period is as follows:

	Shares underlying warrants	Weighted average exercise price
Outstanding and exercisable at September 30, 2014	2,129,130	$2.20
Expired	(1,351,352)	2.31
Balance at December 31, 2014	777,778	$2.00	(1)
Outstanding and exercisable at December 31, 2014	777,778	$2.00

The following information applies to all warrants outstanding and exercisable at December 31, 2014.

Number of Warrants outstanding and exercisable	Exercise Price		Remaining contractual life (Years)
777,778	$2.00	(1)	1.51
777,778	$2.00		1.51

(1) The exercise price is subject to adjustment if the Company, at any time while the warrant is outstanding, shall issue rights, options or warrants to all holders of common stock (and not to the holders) entitling them to subscribe for or purchase shares of common stock at a price per share less than the VWAP on the record date, then, the exercise price shall be multiplied by a fraction, of which the denominator shall be the number of shares of the common stock outstanding on the date of issuance of such rights, options or warrants plus the number of additional shares of common stock offered for subscription or purchase, and of which the numerator shall be the number of shares of the common stock outstanding on the date of issuance of such rights, options or warrants plus the number of shares which the aggregate offering price of the total number of shares so offered would purchase at such VWAP.

NOTE 9 - SEGMENT INFORMATION

For the three months ended December 31, 2014 and 2013, the Company operated in two reportable business segments - (1) Mineral Trading segment, where we sell and distribute of a variety of products, including iron ore products, non-ferrous metals, recycled materials, and industrial commodities, and (2) Consulting segment where we provide business and financial consulting services to U.S. public companies that operate primarily in China. The Company's reportable segments are strategic business units that offer different products. They are managed separately based on the fundamental differences in their operations.  Information with respect to these reportable business segments for the three months ended December 31, 2014 and 2013 are as follows:

Revenues:	For the Three Months Ended December 31, 2014	For the Three Months Ended December 31, 2013
Mineral Trading	$-	$238,492
Consulting	114,941	142,084
Total revenue:	$114,941	$380,576

Depreciation:
Mineral Trading	$24	$6,261
Consulting	5,009	3,174
Total depreciation:	$5,033	$9,435

Interest expenses and interest expenses – relate parties:
Mineral Trading	$-	$1,442
Consulting	426,231	22,792
Total interest expenses and interest expenses – relate parties:	$426,231	$24,234

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

Net loss from continuing operations:	2014	2013
Mineral Trading	$32,301	$132,535
Consulting	432,523	1,724,486
Total net loss from continuing operations:	$464,824	$1,857,021

Total tangible assets by segment as of December 31, 2014 and September 30, 2014 are as follows:

	December 31, 2014	September 30, 2014
Mineral Trading	$3,454	$3,478
Consulting	78,381	83,204
Total assets	$81,835	$86,682

NOTE 10 – DISCONTINUED OPERATIONS

Subsidiaries to be Disposed

In April 2015, the Company sold its entire 95% equity interest in CDI Jingkun Zinc and 100% equity interest in CDI Metal to Xiaowen Zhuang, a related party individual. The Company also sold its 100% equity interest in CDI Jixiang Metal to Dragon Capital, a related party company. As a result, results of operations, financial position and cash flows associated with CDI Jingkun Zinc, CDI Metal and CDI Jixiang Metal are also reported as discontinued operations for all periods presented.

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

Summarized Financial Information for Discontinued Operations

After impairment charges in the prior fiscal years, the carrying amounts of the major classes of liabilities of discontinued operations as of December 31, 2014 and September 30, 2014 were as follows:

	December 31,	September 30,
	2014	2014
Liabilities of discontinued operations:
Accounts payable and accrued expenses	$6,937	$6,920
Accounts and other payables-related parties	29,323	29,252
Advances from customers	52,998	52,870
Other liability	1,502,752	1,499,113
Accrued salary payable	11,924	11,895
Total liabilities of discontinued operations	$1,603,934	$1,600,050

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

The following table presents the results of discontinued operations for the three months ended December 31, 2014 and 2013:

	For the Three Months Ended December 31,
	2014	2013

Revenues	$-	$8,950,311

Cost of revenues	-	9,643,294

Loss before income taxes	-	(9,315,495)

Income tax expense	-	-

Loss from discontinued operations, net of taxes	-	(9,315,495)
Gain from disposal, net of taxes	-	-
Total Loss from discontinued operations, net of taxes	$-	$(9,315,495)

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

Legal Contingencies

Our wholly owned subsidiaries, China Direct Investments and Capital Resource Management Co., Ltd. (“Capital Resource Management”), and our Company are involved in the following litigation with a shareholder of Linkwell Corporation, Ltd. (“Plaintiff”):

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

In addition, Plaintiff contended that the “Non-Director Defendants" – including the Company and its subsidiaries, China Direct Investments and Capital Resource Management – aided and abetted those breaches and conspired with the Director Defendants to commit those breaches. The Plaintiff also contended that all defendants were unjustly enriched and are liable for attorney’s fees. China Direct Investments and Capital Resource Management are alleged to have acted as consultants who were the “principal moving force” behind the challenged transaction, for which consulting services each is alleged to have received shares of Linkwell common stock.

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

Subsequent to the filing of the initial complaint, Linkwell’s Board of Directors unwound the challenged transaction and the shares received by China Direct Investments and Capital Resource Management were returned to Linkwell. The Company, as well as China Direct Investments and Capital Resource Management, has denied all liabilities and intends to contest the matter vigorously.

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

On April 28, 2015, TCA Global Credit Master Fund, LP. ("TCA") filed a complaint/petition in the Circut Court of the 17th Judicial Circuit in and for Broward County, Florida. (Case No. 15-007210). The complaint/petition alleges that the Company is in 1) breach of credit facility agreement by CD International Enterprises, Inc.; 2) foreclosure of security interest against CD International Enterprises, Inc., CDI China, Inc., China Direct Investments, Inc., CDII Minerals, Inc. International Magnesium Group, Inc., and James (Yuejian) Wang; 3) breach of revolving convertible promissory note by CD International Enterprises, Inc.; 4) breach of guaranty against James (Yuejian) Wang and CDI China, Inc., China Direct Investments, Inc., CDII Minerals, Inc. International Magnesium Group, Inc.; 5) fraudulent misrepresentation as to CD International and James (Yuejian) Wang; and 6) negligent misrepresentation as to CD International Enterprises, Inc. and James (Yuejian). TCA demanded the repayment of principal of $650,000 and interest payable of $46,123. In addition, TCA demanded the payment of default interest and penalties on the note in the amount of $30,145 and $106,115 on advisory fee. The Company considered the allegations without merits, denied such allegations and intends to vigorously defend the position. The Company has entered a counter claim against TCA in violation of Florida Usury Laws. Currently both sides have suspended the litigation and are preparing to settle. The Company did not record additional expenses related to the case.

NOTE 12 - SUBSEQUENT EVENTS

On January 5, 2015, the Company entered into a purchase agreement of a convertible promissory note with Yewen Xi, a Chinese investor, for the principal amount of $500,000 at 12% annual interest rate, due by December 31, 2015. Yewen Xi shall have the right to convert the outstanding principal amount and interest into common stock of CDII at the fixed conversion price of $0.03 per share.

On January 21, 2015, the Company issued 5,000,000 restricted shares of its common stock valued at $0.03 per share to Hui Dong as consulting fees.

On April 28, 2015, the Company entered into an agreement with Xiaowen Zhuang, a Chinese individual, to transfer its entire 95% equity interest and all liabilities in CDI Jingkun Zinc and 100% equity interest and all liabilities in CDI Metal to Xiaowen Zhuang for a consideration of $0.

On April 30, 2015, the Company entered into an agreement with Dragon Capital to transfer its 100% equity interest and all liabilities in CDI Jixiang Metal for a consideration of $0.

On May 14, 2015, the Company borrowed a loan from Money Works Direct in the amount of $30,000, bearing interest at the rate of approximately 11.25% per month. On July 17, 2015, the Company repaid the loan and the accrued interests, and received a replacement loan of $100,000 from Money Works Direct, at a lowered monthly interest rate of approximately 4.21% and due in nine and half months.

On May 28, 2015, the Company entered into four stock purchase agreements with four Chinese citizens converting the four promissory notes originally signed on August 21, 2012 in an aggregate amount of $1,000,000 into 20 million shares of CDII common stock at $0.05 per share. The original promissory notes were due on February 28, 2013 and bear an interest rate of 12% per annum.

On June 1, 2015, the Company entered into a purchase agreement of a convertible promissory note with Yewen Xi, a Chinese investor, for the principal amount of $200,000 at 12% annual interest rate, due by May 31, 2016. Yewen Xi shall have the right to convert the outstanding principal amount and interest into common stock of CDII at the fixed conversion price of $0.03 per share.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

The following discussion and analysis of our consolidated financial condition and results of operations for the three months ended December 31, 2014 and 2013 should be read in conjunction with the consolidated financial statements and other information presented in our Annual Report on Form 10-K for the year ended September 30, 2014 as filed with the Securities and Exchange Commission on June 12, 2015 and with the consolidated financial statements and other information presented in this Quarterly Report on Form 10-Q.

OVERVIEW OF OUR OPERATIONS

Our Business

We are a U.S. company that manages a portfolio of entities in China and the Americas. We used to operate in three identifiable business segments, as defined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 280, “Segment Reporting”: Magnesium, Mineral Trading and Consulting. Beginning in 2006, we established our Magnesium and Mineral Trading segments which have grown through acquisitions of controlling interests of Chinese private companies. We consolidate these acquisitions as either our wholly or majority owned subsidiaries. Through our U.S. based industrial commodities business, we source, finance, manage logistics, and sell industrial commodities from South America for ultimate distribution in China. We also provide business and management consulting services to public and private American and Chinese businesses.

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

According to Ministry of Commerce of China, in 2013, China’s import and export totaled $4,160 billion with a year-on-year growth of 7.6%. China’s export was $2,210 billion, and its import was $1,950 billion, up by 7.9% and 7.3% respectively, with trade surplus of $259.75 billion. In December 2013, China’s import and export totaled $389.84 billion with a year-on-year growth of 6.2%. China’s export was $207.74 billion, up by 4.3%, and its import was $182.10 billion, up by 8.3%, with trade surplus of $25.64 billion. In the first quarter of 2014, China’s import and export totaled US$ 965.88 billion, down 1.0% year-on-year. Export was US$ 491.31 billion, down 3.4% year-on-year, and import was US$ 474.57 billion, up 1.6%, with trade surplus of US$ 16.74 billion, down 59.7%. In December 2014, China’s import and export totaled US$ 405.41 billion, up by 4% year on year. Export was US$ 227.51 billion, up by 9.7%, and import was US$ 177.9 billion, down by 2.4%, with trade surplus of US$ 49.61 billion, up by 96.7% year-on-year.

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

Information On Trends Impacting Our Reporting Segments Follows:

Mineral Trading Segment.

Due to surplus of Iron Ore in Chinese ports, the shutdown of many steel mills in China for environmental reasons, and with an overall lower performing GDP and performance of the Chinese economy, the iron ore price has dropped substantially in the past quarter. Likewise, the major global Iron Ore producers have opened up new mining sites and expect to increase deliveries throughout 2015, creating more supply in a market that requires less demand. We expect the copper market to be steady in 2015, due to production is generally seen as keeping pace with exceeding demand and inventories of a number of commodities are not low enough to bolster prices. Manganese Ore prices have been stable over the last quarter, creating a solid market for exporters, and we expect market will be stable in 2015. Worldwide demand for copper metal (produced from refined copper and recycled scrap) is projected to advance 4.7 percent per year to 37.2 million metric tons in 2019. Robust gains in building construction expenditures are expected to boost the use of copper wire, tube, and other mill products in applications such as building wire, plumbing, and architecture. Increased infrastructure investment, particularly in developing countries, will further benefit copper suppliers, as updates to national power grids drive the production of wire and cable. In addition, advances in global manufacturing output are expected to bolster the use of copper metal in industrial machinery, domestic appliances, and other durable goods. Nevertheless, competition from competitive materials, such as plastic pipe in plumbing applications, will restrain faster overall growth. Global production of refined copper is forecast to expand 4.6 percent per year to 29.1 million metric tons in 2019. The Asia/Pacific region is expected to see the fastest annual gains, led by increased output in China and India. North America is also projected to see copper mine output grow at a strong pace, supported by major expansions in Mexico and Canada. Advances in construction spending are also forecast to fuel copper demand in North America, particularly in the US, where building construction activity will significantly accelerate. More moderate increases in copper demand are forecast for Western Europe, where construction and manufacturing output will climb at a below average pace.

Consulting Segment.

We believe demand for our consulting services will slightly improve in fiscal 2015 and 2016. Since 2011, we launched a marketing initiative for our new One-Stop China Value™ program in an effort to capitalize on the current environment. This program is designed to implement a broad range of strategies to enhance and maximize shareholder value for China-based U.S. public companies. Other marketing plans include sponsoring trade symposiums, investment forums, and forming strategic alliances with industry and trade associations. Presently, a good amount of small to medium sized Chinese internet companies that do not meet Shanghai or Hong Kong listing standards are still seeking listing on the U.S. capital market. Moreover, we have developed Immigrant Investor Program, which is known as the EB-5 program (Employment Based Visa-Category 5). EB-5 sets a minimum investment of $500,000 and foreign investors must be able to prove that their money has created at least 10 jobs for U.S. citizens. In return, the foreign investors get U.S. permanent residence (the “green cards”). Since its inception in 1990, the EB-5 program has generated approximately $6.8 billion in foreign investments in American companies and created at least 50,000 American Jobs. Chinese investors account for an overwhelming 80% of the total EB-5 investment, while South Korea, Taiwan, Mexico and Venezuela make up a large chunk of the rest. In 2014, Chinese nationals accounted for 90% of EB-5 visas issued, compared to just 13% in 2004, according to government data compiled by CNNMoney.

GOING CONCERN

Our financial statements have been prepared assuming we will continue as a going concern. The report of our independent registered accounting firm on our financial statements for the year ended September 30, 2014 contained a qualification as to our ability to continue as a going concern. For the three months ended December 31, 2014, we reported a net loss of approximately $465,000 and at December 31, 2014 we had a working capital deficit of $7.2 million. For the three months ended December 31, 2014 our revenues declined by approximately 70% from the comparable period in fiscal 2013. These, among other issues, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of these uncertainties.

RESULTS OF OPERATIONS

For the three months ended December 31, 2014 and 2013, subsidiaries included in continuing operations consisted of the following:

·                   CDI China, Inc
·                   International Magnesium Group, Inc.
·                   CDII Minerals, Inc.
·                   CDII Chile, Ltda.
·                   CDII Minerals de Peru SAC
·                   Empresa Minera CDII de Bolivia S.A.
·                   China Direct Investments, Inc.
·                   CDI Shanghai Management Co., Ltd.
·                   Capital Resource Management Co., Ltd.

Accordingly, we have generated negative gross margins and operating losses. Results of operations, financial position and cash flows associated with Magnesium segment are separately reported as discontinued operations for all periods presented.

Summary of Selected Consolidated Financial Information

	For the Three Months Ended December 31,
	2014		2013
(Dollars in thousands)	Amount	% of Revenues	Amount	% of Revenues	% Increase (Decrease)

Mineral Trading	$-	-	$238.5	63%	-
Consulting segment	114.9	100%	142.1	37%	(19%)
Consolidated Revenues	$114.9	100%	$380.6	100%	(70%)
Cost of revenues	-	-	133.2	35%	-
Gross profit	114.9	100%	247.4	65%	(54%)
Total operating expenses	686.4	597%	1,090.3	286%	(37%)
Net loss from continuing operations	$464.8	404%	$1,857.0	488%	(75%)

Analysis of Operating Results by Segment

A summary of our comparative operating results by segment for the three months ended December 31, 2014 and 2013 is as follows:

Mineral Trading Segment	For the Three Months Ended December 31,		Increase (Decrease)
(Dollars in thousands)	2014	2013

Total revenues	$-	$238.5	$(238.5)
Cost of revenues	-	132.8	(132.8)
Gross profit	-	105.7	(105.7)
Total operating expenses	31.8	268.1	(236.3)
Operating loss	$31.8	$162.4	(130.6)

Consulting Segment	For the Three Months Ended December 31,		Increase (Decrease)
(Dollars in thousands)	2014	2013

Total revenues	$114.9	$142.1	$(27.1)
Cost of revenues	-	0.4	(0.4)
Gross profit	114.9	141.7	(26.8)
Total operating expenses	654.6	822.2	(167.7)
Operating loss	$539.7	$680.5	$(140.9)

Revenues

Revenues in the three month ended December 31, 2014 decreased by 70%, as compared to the three month ended December 31, 2013, primarily due to the decreased revenue generated from our Consulting segment and we do not have revenue generated in our Mineral Trading segment.

Our Consulting segment revenues primarily consist of consulting and advisory service fees we received from certain publicly traded U.S. companies with their primary business operations located in the PRC. We receive a fixed number of shares of their marketable securities or fees from those client companies, including both recurring and one-time transaction fees for services provided to clients. Consulting segment revenues vary from period to period depending upon the timing, nature and scope of services we provide to a particular client and performance of our client companies' stock price. Our Consulting segment generated approximately $115,000 in revenues during the three months ended December 31, 2014, as compared to $142,000 during the three months ended December 31, 2013, primarily due to the declining value of our client companies' stock, coupled with a reduction in scope of consulting and transactional services provided to the new clients during the three months ended December 31, 2014.

Gross Profit

Our consolidated gross profit in the three months ended December 31, 2014 decreased by approximately $132,000 as compared to the three months ended December 31, 2013. Our consolidated gross profit margin increased to 100% in the three months ended December 31, 2014, as compared to gross profit of 65% during the three months ended December 31, 2013. The increase in gross profit was primarily due to increase in gross profit within our Consulting segment due to decreased of cost of revenue.

Gross profit in our Consulting segment for the three months ended December 31, 2014 was approximately $115,000 with a margin of 100%, as compared to a gross profit of $142,000 with a margin of 99.7% for the three months ended December 31, 2013. The increase in gross profit was primarily due to lower costs generated by the consulting service rendered to our clients.

Total Operating Expenses

Total operating expenses, net of other operating income, decreased by approximately $404,000, or 37%, in the three months ended December 31, 2014, as compared to same period in fiscal year 2014. The decrease was primarily due to a lower operational expense in both our developing business in South America in our Mineral Trading segments and in the Consulting in the three months ended at December 31, 2014, as compared to the same period in fiscal year 2014.

General and administrative expenses in our Consulting segment for the three months ended December 31, 2014 decreased by approximately $168,000, or 20% as compared to the three months ended December 31, 2013, primarily due to the expiration of our employment contract with several employees who served our client base for both our U.S. headquarters and China-based operations. As compare with the three months ended December 31, 2014 to the same period of fiscal 2014, we had a decrease of approximately $102,000 in employee payroll, a decrease of $16,000 in insurance expense, a decrease of $14,000 in legal fee, a decrease of $12,000 in office expense with telephone fee, and a decrease of $78,000 in public relation expenses and press release, which were offset by an increase of $61,000 consulting service fee.

General and administrative expenses in our Mineral Trading segment for the three months ended December 31, 2014 decreased by approximately $236,000, or 88% as compared to the three months ended December 31, 2013, primarily due to the decreased fees including traveling expenses, office rents, employee and consulting expenses in Chile and US offices.

Other Expenses

In the three months ended December 31, 2014, other income was approximately $107,000 as compared to other expense of $1,014,000 in the three months ended December 31, 2013. As compared to the three months ended December 31, 2013, we have an increase of approximately $402,000 in interest expenses and interest expenses – related parties related to the amortization of debt discount, an increase of approximately $1,667,000 in change in fair market value of derivative liability related to our preferred stock, convertible note and warrants, which is non cash gain, a decrease of approximately $94,000 for realized gain on marketable securities available-for-sale, and an increase of approximately $14,000 for loss on revaluation of receivable and payable of marketable securities available-for-sale in the three months ended December 31, 2014.

Income Taxes

In both three months periods ended December 31, 2014 and 2013, we did not record income tax, since the loss was significant.

Net Loss from Continuing Operations

Net loss from continuing operations for the three months ended December 31, 2014 amounted to approximately $465,000 as compared to net loss of $1.9 million for the three months ended at December 31, 2013. The loss primarily consisted of $0.57 million in operating expense, offset by $0.1 million in other income.

Discontinued Operations

We do not have any loss from discontinued operations for the three months ended December 31, 2014, as compared to a loss of $9.3 million from discontinued operations for the three months ended December 31, 2013.

Net loss

Net loss for the three months ended December 31, 2014 amounted to approximately $465,000, as compared to net loss of approximately $11.2 million for the three months ended December 31, 2013, primarily due to a decrease of $9.3 million in losses from discontinued operations, a decrease of $0.4 million in total operating expenses and a decrease of $1.1 million in other expenses.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash. As of December 31, 2014 we had a working capital deficit of $7.2 million, as compared to that of $7.1 million as of September 30, 2014. We rely upon cash generated from our operations, the sale of our subsidiaries, access under factoring and other lending relationships and advances from related parties to fund our operations. We do not have any commitments for capital expenditures.

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

On May 28, 2015, we entered into Stock Purchase Agreements with four Chinese citizens, who were the original lenders in the Secured Promissory Notes between these four individuals and the Company dated August 21, 2012 (the “Original Notes”). The four Original Notes were issued to these four Chinese citizens (collectively, the "Lenders") in an aggregate principle amount of $1,000,000 for value received. These promissory notes were due on February 29, 2013 and bear an interest rate of 12% per annum. As per the terms of the Stock Purchase Agreements, the Lenders agreed to convert the principle amount of the Original Notes into a total of 20,000,000 shares of the Company’s common stock at a purchase price of $0.05 per share, issuable on or before May 28, 2015.

Our cash balance as of December 31, 2014 amounted to approximately $117,000, an increase of $34,000, as compared to September 30, 2014. During the first quarter of fiscal year 2015, we had cash inflow of $4,408 provided by operating activities.

Our marketable securities available-for-sale and marketable securities available-for-sale – related party as of December 31, 2014 approximately totaled $20,000, a decrease of $28,000 as compared to September 30, 2014. We did not receive marketable securities for services provided to clients in our Consulting segment in the first quarter of fiscal year 2015.

Our accounts receivable and accounts receivable – related party as of December 31, 2014 amounted to $27,000, a decrease of $32,000 as compared to September 30, 2014, primarily due to the decrease of the fair value of accounts receivable in the form of marketable securities available-for-sale.

Prepaid expenses and other current assets consist of prepayments to vendors for services and inventory, other receivables, loans receivable, VAT tax refunds, and security deposits. Prepaid expenses and other current assets as of December 31, 2014 amounted to $1,029,000, an increase of $38,000 as compared to September 30, 2014, primarily due to the advanced payment to the suppliers in the three month ended December 31, 2014.

Accounts payable and accrued expenses represent payables associated with the general operations within each segment, including accrued payrolls. Accounts payable and accrued expenses as of December 31, 2014 amounted to $711,000, a decrease of $60,000 as compared to September 30, 2014, primarily due to decreased travel and other general and administration expenses.

Certain events may have a negative impact on our liquidity position during fiscal year 2015:

 Our short term loans of $200,000 matured by March 18, 2015 and $650,000 matured by January 31, 2015, and currently are in default. While we intend to extend the maturity date for these loans, we have not entered into any agreements with the lenders for such extension.  In the event we are unable to extend the term of these loans, or we are unable to repay these obligations when due, we may have to seek additional financing, and no assurances can be given that such financing would be available on a timely basis, on terms that are acceptable or at all. Failure to meet the repayment or other obligations of our existing debt on or before its due date could materially adversely affect our business, results of operations and financial condition and threaten our financial viability.

We maintain cash and cash equivalents in the United States and China. At December 31, 2014 and September 30, 2014, bank deposits by geographic area, were as follows (dollars in thousands):

Country	December 31, 2014		September 30, 2014
United States	$3,900	3%	$54,034	65%
China	113,263	97%	28,641	35%
Total cash and cash equivalents	$117,163	100%	$82,675	100%

Analysis of Cash Flows

In first quarter of fiscal year 2015, our net increase in cash amounted to $34,500, which was comprised of $4,408 provided by operating activities, and $30,080 from non-cash favorable effect of prevailing exchange rate on our cash position.

Cash Provided by (Used) in Operating Activities

Net cash provided by operating activities of continuing operations for first quarter of fiscal year 2015 amounted to approximately $4,000, which was primarily due to a net loss of $465,000 and non-cash items such as loss on revaluation for accounts receivable and accounts payable of $41,000, depreciation of $5,000, amortization of debt discount of $361,000, $265,000 for the stock based on compensation to our consultants, an increase of $68,000 in accounts payable and accrued expenses, an increase of $558,000 in other payable to related parties, offset by a gain on change in fair value of derivative liability of $475,000, a decrease of $395,000 in other payable and an increase of $15,000 in prepaid expense and other current assets..

Net cash used in operating activities of continuing operations for the first quarter of fiscal year 2014 amounted to approximately $139,000, which was primarily due to a net loss of $11.2 million adjusted by income from discontinued operations of $9.3 million and non-cash items such as loss on revaluation for accounts receivable and accounts payable of $26,000, depreciation of $9,400, $161,400 in fair value of marketable securities we received for consulting services provided to our client companies, a loss on change in fair value of derivative liability of $1.2 million, an increase of $324,000 in advance from customers, offset by an increase of $40,000 in accounts receivable, a decrease of $517,000 in accounts payable and accrued expenses.

Cash Provided by Investing Activities

Net cash provided by investing activities of continuing operations for the first quarter of fiscal year 2015 amounted to $0.

Net cash provided by investing activities of continuing operations during the first quarter of fiscal year 2014 totaled $128,000, as a result of proceeds from sales of marketable securities available-for-sale.

Cash Provided by Financing Activities

Net cash provided by financing activities of continuing operations for the first quarter of fiscal year 2015 amounted to $0.

Net cash used in financing activities of continuing operations for the first quarter of fiscal year 2014 amounted to approximately $302,000, primarily due to an increase of $105,000 proceeds from exercise of warrants, $10,000 from borrowing from related parties, and $200,000 borrowings from loans.

Series A Convertible Preferred Stock and Related Dividends

As of December 31, 2014, 1,006 shares of Series A convertible preferred stock remained outstanding. During the first quarter of fiscal year 2015, we did not pay off accrued ordinary dividends in cash or our comment stock on our Series A convertible preferred stock. During the first quarter of fiscal year 2014, we paid $13,130 of accrued ordinary dividends in cash on our Series A convertible preferred stock.

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

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results when ultimately realized could differ from those estimates. Significant estimates in fiscal 2014 and fiscal 2015 include valuation of marketable securities available-for-sale, allowance for doubtful accounts, the allowance for obsolete inventory, fair value of share-based compensation, the useful lives of property, plant and equipment, and fair value of derivative liability.

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

Comprehensive income

We follow ASC 205, “Presentation of Financial Statements,” and ASC 220, “Reporting Comprehensive Income,” to recognize the elements of comprehensive income. Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive income for the fiscal 2014 and fiscal 2015 included net income, foreign currency translation adjustments, unrealized gains or losses on available-for-sale marketable securities, net of income taxes, and unrealized gains or losses on available-for-sale marketable securities -related party, net of income taxes.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to a smaller reporting company.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in the Exchange Act that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Management, with the participation of our CEO , performed an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2014 and 2013. Based on that evaluation solely as a result of the significant deficiencies in our internal control over financial reporting identified in our Annual Report on Form 10-Q for the three months ended December 31, 2014, our management, including our CEO, concluded that our disclosure controls and procedures were not effective as of December 31, 2014 and 2013.

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

A “significant deficiency” is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness; yet important enough to merit attention by those responsible for oversight of a registrant’s financial reporting.  And, a “material weakness” is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements would not be prevented or detected on a timely basis. We expect the significant deficiencies will be remediated by the end of fiscal 2015. Until such time, however, as these significant deficiencies in our internal control over financial reporting are remediated, we expect to have continuing weaknesses in our internal control over financial reporting, disclosure controls and related procedures.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that, due to the significant deficiencies described above, our internal control over financial reporting was not effective as of December 31, 2014.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the first quarter of fiscal 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On April 28, 2015, TCA Global Credit Master Fund, LP. ("TCA") filed a complaint/petition in the Circut Court of for the 17th Judicial Circuit in and for Broward County, Florida. (Case No. 15-007210). The complaint/petition alleges that the Company is in 1) breach of credit facility agreement by CD International Enterprises, Inc.; 2) foreclosure of security interest against CD International Enterprises, Inc., CDI China, Inc., China Direct Investments, Inc., CDII Minerals, Inc. International Magnesium Group, Inc., and James (Yuejian) Wang; 3) breach of revolving convertible promissory note by CD International Enterprises, Inc.; 4) breach of guaranty against James (Yuejian) Wang and CDI China, Inc., China Direct Investments, Inc., CDII Minerals, Inc. International Magnesium Group, Inc.; 5) fraudulent misrepresentation as to CD International and James (Yuejian) Wang; and 6) negligent misrepresentation as to CD International Enterprises, Inc. and James (Yuejian). The Company denied such allegations. The Company will vigorously defend and has entered into a counter claim against TCA in violation of Florida Usury Laws. Currently both sides have suspended the litigation and are preparing to settle.

ITEM 1A.	RISK FACTORS.

Not applicable to a smaller reporting Company.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable to our operations.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit No.	Description of Exhibit

31.1	*	Section 302 Certificate of Chief Executive Officer.
31.2	*	Section 302 Certificate of Chief Financial Officer.
32.1	*	Section 906 Certificate of Chief Executive Officer and Chief Financial Officer.
101.INS	**	XBRL INSTANCE DOCUMENT
101.SCH	**	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL	**	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF	**	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB	**	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE	**	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE
+		Management contract or compensatory plan or arrangement.
*		Filed herewith.
**		In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this Annual Report on Form 10-K shall be deemed “furnished” and not “filed”.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CD INTERNATIONAL ENTERPRISES, INC.

Date: August 17, 2015	By:	/s/ Yuejian (James) Wang
Yuejian (James) Wang, Chief Executive Officer, Chief Financial Officer, President and Chairman