Form 10-Q
period 2015-03-31
CD INTERNATIONAL ENTERPRISES, INC.
filed 2015-08-20
CIK 1088787

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date, there are 85,613,074 shares of common stock are issued and outstanding as of August 19, 2015.

We used in this report "CD International”, "we”, "us”, “our” or “Company” refers to CD International Enterprises, Inc., a Florida corporation, and our subsidiaries, “fiscal year 2014” refers to the year ended September 30, 2014, “fiscal year 2013” refers to the year ended September 30, 2013 and “fiscal year 2015” refers to the year ending September 30, 2015. The information which appears on our web site at www.cdii.net is not part of this report.

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

Index of Certain Defined Terms Used in this Report

We used in this report the terms:

•	"CD International”, "we”, "us”, “our” or “Company” refers to CD International Enterprises, Inc., a Florida corporation formerly known as China Direct Industries, Inc., and our subsidiaries;
•	“CDI China”, refers to CDI China, Inc., a Florida corporation, and a wholly owned subsidiary of CD International; and
•	“PRC” refers to the People’s Republic of China.

Mineral Trading Segment

•	“CDI Jingkun Zinc”, refers to CDI Jingkun Zinc Industry Co., Ltd., a company organized under the laws of the PRC and a 95% owned subsidiary of CDI Shanghai Management, which we disposed in April 2015;
•	“CDI Jixiang Metal”, refers to CDI Jixiang Metal Co., Ltd., a company organized under the laws of the PRC and a wholly owned subsidiary of CDI China, which we disposed in April 2015;
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

PART 1 – FINANCIAL INFORMATION

Item 1.  Financial Statements.

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of March 31, 2015 and September 30, 2014

	March 31,	September 30,
	2015	2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$33,817	$82,675
Marketable securities available-for-sale	5,602	7,352
Marketable securities available-for-sale - related party	10,000	40,000
Accounts receivable	14,400	18,900
Accounts receivable - related party	15,000	40,000
Loans, other receivable and prepaid expenses - related parties	-	3,255
Prepaid expenses and other current assets, net	1,050,559	991,420
Inventories	3,850	3,877
Total current assets	1,133,228	1,187,479
Property, plant and equipment, net	76,730	86,682
Other long-term assets	349,366	346,851
Total assets	$1,559,324	$1,621,012

LIABILITIES AND EQUITY (DEFICIT)
Current liabilities:
Loans payable	$2,950,000	$1,882,125
Accounts payable and accrued expenses	793,038	770,096
Accounts, loans and other payables - related parties	1,198,410	1,583,563
Advances from customers	422,898	422,898
Derivative liabilities	1,506,276	1,848,041
Other liabilities	204,806	160,819
Liabilities of discontinued operations	1,611,653	1,600,050
Total current liabilities	8,687,081	8,267,592
Total liabilities	8,687,081	8,267,592

Equity (deficit):
Series A convertible preferred stock: $.0001 par value, stated value $1,000 per share; 10,000,000 authorized, 1,006 shares outstanding at March 31, 2015 and September 30, 2014, respectively	1,006,250	1,006,250
Common stock: $.0001 par value; 1,000,000,000 authorized; 67,347,474 and 60,847,474 issued and outstanding at March 31, 2015 and September 30, 2014, respectively	6,734	6,084
Additional paid-in capital	78,612,522	78,346,305
Accumulated other comprehensive loss	(709,269)	(788,955)
Accumulated deficit	(86,043,428)	(85,215,760)
Total CD International Enterprises, Inc.'s stockholders' deficit	(7,127,191)	(6,646,076)
Non-controlling interests	(566)	(504)
Total deficit	(7,127,757)	(6,646,580)
Total liabilities and deficit	$1,559,324	$1,621,012

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CD INTERNATIONAL ENTERPRISES, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
For the Three and Six Months Ended March 31, 2015 and 2014
(Unaudited)

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2015	2014	2015	2014
Revenues	$57,475	$541,311	$172,416	$921,887
Revenues from related parties	10,000	21,250	13,750	36,250
Cost of revenues	29,992	549,044	30,027	682,286
Gross profit	27,483	(7,733)	142,389	239,601
Operating expenses:
Selling, general, and administrative	548,752	1,166,264	1,235,113	2,256,593
Total operating expenses	548,752	1,166,264	1,235,113	2,256,593
Operating loss	(521,269)	(1,173,997)	(1,092,724)	(2,016,992)
Other income (expenses):
Other income	5,099	60,533	103,183	194,142
Interest expenses	(33,654)	(24,933)	(414,476)	(41,067)
Interest expenses - related parties	(45,000)	(8,100)	(90,409)	(16,200)
Realized gain (loss) on marketable securities available-for-sale	-	(1,070)	-	93,325
Loss on revaluation for receivable and payable of marketable securities available-for-sale	(2,300)	(54,851)	(42,866)	(81,180)
Change in fair value of derivative liabilities	274,540	340,194	749,884	(851,273)
Total other income (expense)	198,685	311,773	305,316	(702,253)
Loss from continuing operations before income taxes	(322,584)	(862,224)	(787,408)	(2,719,245)
Income tax expense	-	-	-
Net loss from continuing operations	(322,584)	(862,224)	(787,408)	(2,719,245)
Discontinued operations:
Loss from discontinued operations, net of taxes	-	(1,743,931)	-	(11,059,426)
Gain on disposal of subsidiaries, net of taxes	-	-	-	-
Total loss from discontinued operations, net of taxes	-	(1,743,931)	-	(11,059,426)
Net loss	(322,584)	(2,606,155)	(787,408)	(13,778,671)
Less: Net loss attributable to non-controlling interests	-	297,696	-	(2,196,309)
Net loss attributable to CD International Enterprises, Inc.	(322,584)	(2,903,851)	(787,408)	(11,582,362)
Dividends on series A preferred stock	(20,130)	(20,130)	(40,260)	(40,260)
Net loss allocable to common stockholders	$(342,714)	$(2,923,981)	$(827,668)	$(11,622,622)
COMPREHENSIVE INCOME (LOSS):
Net loss	$(322,584)	$(2,606,155)	$(787,408)	$(13,778,671)
Foreign currency translation adjustments	(17,555)	41,742	111,374	653,644
Unrealized gain (loss) on marketable securities available-for-sale	(3,950)	105,850	(31,750)	39,801
Comprehensive loss	(344,089)	(2,458,563)	(707,784)	(13,085,226)
Net loss attributable to non-controlling interests	-	297,696	-	(2,196,309)
Foreign currency translation adjustments - non-controlling interest	-	102,171	(62)	139,465
Comprehensive loss attributable to CD International Enterprises, Inc.	(344,089)	(2,858,430)	(707,722)	(11,028,382)
Preferred stock dividend	(20,130)	(20,130)	(40,260)	(40,260)
Comprehensive loss attributable to common stockholders	$(364,219)	$(2,878,560)	$(747,982)	$(11,068,642)
Basic and diluted net loss per common share - basic:
Net loss from continuing operations	$(0.01)	$(0.01)	$(0.01)	$(0.04)
Net loss from discontinued operations	-	(0.03)	-	(0.14)
Net loss per common share	$(0.01)	$(0.04)	$(0.01)	$(0.18)
Basic and diluted net loss per common share - diluted:
Net loss from continuing operations	$(0.01)	$(0.01)	$(0.01)	$(0.04)
Net loss from discontinued operations	-	(0.03)	-	(0.14)
Net loss per common share	$(0.01)	$(0.04)	$(0.01)	$(0.18)
Basic weighted average common shares outstanding	67,347,474	63,209,636	64,800,771	62,133,977
Diluted weighted average common shares outstanding	67,347,474	63,209,636	64,800,771	62,133,977

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended March 31, 2015 and 2014
(Unaudited)

	For the Six Months Ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(787,408)		$(13,778,671)
Loss from discontinued operations	-		11,059,426
Adjustments to reconcile net loss to net cash used in operating activities:
Other loss due to revaluation of accounts receivable and accounts payable	42,866		25,194
Depreciation	10,469		23,241
Amortization of debt discount	361,452		-
Allowance for bad debt	29,462		-
Loss on disposal of property and equipment	-		1,699
Shares issued to third parties for services provided	265,000		161,439
Stock option	48,534		103,274
Realized gain on marketable securities available-for-sale	-		(93,325)
Change in fair value of derivative liabilities	(749,884)		851,273
Changes in operating assets and liabilities:
Accounts receivable and accounts receivable - related parties	(5,000)		(77,068)
Other receivable and prepaid expenses - related parties	3,255		399,268
Prepaid expenses and other current assets, net	(31,823)		345,822
Inventories	27		(17,066)
Accounts payable and accrued expenses	42,423		(496,005)
Advances from customers	-		381,547
Accounts and other payables - related parties	710,453		74,026
Other liabilities	(460,901)		405,224
Net cash used in operating activities - continuing operations	(521,075)		(630,702)
Net cash used in operating activities - discontinued operations	-		(12,081,335)
NET CASH USED IN OPERATING ACTIVITIES	(521,075)		(12,712,037)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of marketable securities available-for-sale	-		168,013
Net cash provided by investing activities - continuing operations	-		168,013
Net cash provided by investing activities - discontinued operations	-		3,579,214
NET CASH PROVIDED BY INVESTING ACTIVITES	-		3,747,227
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans	500,000		400,000
Proceeds from exercise of options	-		105,110
Repayments to related parties	(9,779)		-
Payments on loan payable	(32,125)		-
Payments of dividend	-		(26,260)
Net cash provided by financing activities - continuing operations	458,096		478,850
Net cash provided by financing activities - discontinued operations	-		9,667,097
NET CASH PROVIDED BY FINANCING ACTIVITIES	458,096		10,145,947
EFFECT OF EXCHANGE RATE ON CASH	14,121		(937,828)
NET CHANGE IN CASH	(48,858)		243,309
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	82,675		539,176
Less: Cash and Cash Equivalents of Discontinued Operations at End of Period	-		661,451
CASH AND CASH EQUIVALENTS AT THE END OF PERIOD	$33,817		$121,034
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-		$8,345
Income taxes paid	$-	$
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Deferred revenue received in form of marketable securities	$-		$295,000
Unrealized gain on marketable securities available-for-sale	$31,750		$39,801
Collection of AR in the form of marketable securities	$-		$126,600
Debt discount recorded on convertible debt due to conversion feature	$361,452		$-
Liabilities reclassification from related parties to intercompany due to acquisition of Golden Trust	$-		$1,247,642
Derivative liabilities related to warrant conversion feature	$46,667		$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business and Organization

CD International Enterprises, Inc. (“CDII”), a Florida corporation and its subsidiaries are referred to in this report as “we”, “us”, “our”, “Company”, or “CD International.”

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

On September 30, 2014, the Company signed a share exchange agreement with Yuwei Huang (“Mr. Huang”), a related party, selling our Magnesium segment to Mr. Huang and in return, Mr. Huang and other parties returned and cancelled 8,325,949 shares of the Company’s common stock held by such parties related to Mr. Huang and cancelled the right to receive 41,524 convertible series D preferred stock within 10 business days after the share exchange agreement was signed. Historically, the Magnesium segment represented our largest segment by revenues and assets. We produced, sold and distributed pure magnesium ingots, magnesium powder and magnesium alloy. Since 2009, the magnesium spot price had not fully recovered to the pre-2009 level and the current spot price is approximately $2,300 per ton FOB China. Accordingly, we have generated negative gross margins and operating losses, and most of our magnesium facilities ceased production. Results of operations, financial position and cash flows associated with the Magnesium segment are separately reported as discontinued operations for all periods presented.

In addition, in April 2015, the Company sold its entire 95% equity interest in CDI Jingkun Zinc Industry Co., Ltd. (“CDI Jingkun Zinc”) and 100% equity interest in Shanghai CDI Metal Material Co., Ltd. (“CDI Metal”) to Xiaowen Zhuang, a related party individual. The Company also sold its 100% equity interest in CDI Jixiang Metal Co., Ltd. (“CDI Jixiang Metal”) to Dragon Capital Group Corp (“Dragon Capital”), a related party company. As a result, results of operations, financial position and cash flows associated with CDI Jingkun Zinc, CDI Metal and CDI Jixiang Metal are also reported as discontinued operations for all periods presented. CDI Jingkun Zinc, CDI Metal and CDI Jixiang Metal were entities in the Mineral Trading segment. For additional information, see Note 10 – Discontinued Operations.

For the six months of fiscal year 2015 and 2014, subsidiaries included in continuing operations consisted of the following:

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
MARCH 31, 2015

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

Going Concern

For the three and six months ended March 31, 2015, the Company has incurred a net loss from continuing operations of approximately $323,000 and $787,000 and the Company also has a working capital deficit of $7.6 million. Its cash and cash equivalent and its revenues are not currently sufficient and cannot be projected to cover operating expenses in the coming year. These factors raise substantial doubt as to the ability of the Company to continue as a going concern. Management’s plans include attempting to raise funds through debt and equity financings, restructure on-going operations to eliminate inefficiencies and continue to sell assets to raise cash and meet operating needs. Management intends to make every effort to identify and develop sources of funds. There is no assurance that management’s plans will be successful.

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

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015

Concentration of Credit Risks

Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash and trade accounts receivable. We deposit our cash with high credit quality financial institutions in the United States and China.  As of March 31, 2015, we had no bank deposits in the United States that exceeded federally insured limits. At March 31, 2015, we had deposits of $22,614 in banks in China. In China, there is no equivalent federal deposit insurance as in the United States, so the amounts held in banks in China are not insured. We have not experienced any losses in such bank accounts through March 31, 2015.

At March 31, 2015 and September 30, 2014, bank deposits by geographic area were as follows:

Country	March 31, 2015		September 30, 2014
United States	$11,203	33%	$54,034	65%
China	22,614	67%	28,641	35%
Total cash and cash equivalents	$33,817	100%	$82,675	100%

In an effort to mitigate any potential risk, we periodically evaluate the credit quality of the financial institutions at which we hold deposits, both in the United States and China.

Fair Value of Financial Instruments

We adopted the provisions of ASC Topic 820, “Fair Value Measurements”.  These provisions relate to our consolidated financial assets and liabilities carried at fair value and our fair value disclosures related to financial assets and liabilities. ASC Topic 820 defines fair value, expands related disclosure requirements and specifies a hierarchy of valuation techniques based on the nature of the inputs used to develop the fair value measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. There are three levels of inputs to fair value measurements below:

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

The Company’s loans payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at March 31, 2015 and September 30, 2014.

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
MARCH 31, 2015

The Company uses Level 3 of the fair value hierarchy to measure the fair value of its derivative liabilities and revalues the derivative liabilities at every reporting period and recognizes gains or losses in the consolidated statements of operations and comprehensive loss that are attributable to the change in the fair value of derivative liabilities.

The financial assets and liabilities carried at fair value on a recurring basis at March 31, 2015 are as follows:

Financial assets and liabilities	Fair value	Level 1	Level 2	Level 3
Marketable equity securities	$15,602	$15,602	$-	$-
Receivable of marketable equity securities	29,400	29,400	-	-
Payable to be settled with marketable securities	-	-	-	-
Derivative liabilities	(1,506,276)	-	-	(1,506,276)
	$(1,461,274)	$45,002	$-	$(1,506,276)

The financial assets and liabilities carried at fair value on a recurring basis at September 30, 2014 are as follows:

Financial assets and liabilities	Fair value	Level 1	Level 2	Level 3
Marketable equity securities	$47,352	$47,352	$-	$-
Receivable of marketable equity securities	58,900	58,900	-	-
Payable to be settled with marketable securities	(55,135)	(55,135)	-	-
Derivative liabilities	(1,848,041)	-	-	(1,848,041)
	$(1,796,924)	$51,117	$-	$(1,848,041)

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

Foreign Currency Translation

The accompanying consolidated financial statements are presented in United States dollars (“U.S. dollar”). The functional currency of our Chinese subsidiaries is the Renminbi (“RMB”), the official currency of the People’s Republic of China (“PRC”). Capital accounts of the consolidated financial statements are translated into U. S. dollars from RMB at their historical exchange rates when the capital transactions occurred.  Assets and liabilities are translated at the exchange rates as of the balance sheet date. Income and expenditures are translated at the average exchange rates for the three and six months periods ended March 31, 2015 and 2014, respectively.  A summary of the conversion rates for the periods presented is as follows:

	March 31, 2015	September 30, 2014	March 31, 2014
Period end RMB: U.S. dollar exchange rate	6.1091	6.1534	6.1619
Average fiscal-year-to-date RMB: U.S. dollar exchange rate	6.1357	6.1400	6.1195

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015

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

In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date”. The amendments in ASU 2015-14 defer the effective date of ASU 2014-09 for all entities by one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015

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

The following table presents the computation of basic and diluted loss per share for the three and six months ended March 31, 2015 and 2014:

	For the Three Months Ended March 31, 2015	For the Three Months Ended March 31, 2014	For the Six Months Ended March 31, 2015	For the Six Months Ended March 31, 2014
Net loss allocable to common stockholders:
Continuing operations, net of income taxes	$(322,584)	$(862,224)	$(787,408)	$(2,719,245)
Discontinued operations, net of income taxes	-	(2,041,627)	-	(8,863,117)
Net loss allocable to common stockholders	(322,584)	(2,903,851)	(787,408)	(11,582,362)
Less: preferred stock dividends	20,130	20,130	40,260	40,260
Net loss allocable to common stockholders less preferred stock dividends	$(342,714)	$(2,923,981)	$(827,668)	$(11,622,622)

Basic weighted average common shares outstanding	67,347,474	63,209,636	64,800,771	62,133,977
Dilutive weighted average common shares outstanding	67,347,474	63,209,636	64,800,771	62,133,977

Net loss per common share - basic:
Net loss from continuing operations	$(0.01)	$(0.01)	$(0.01)	$(0.04)
Net loss from discontinued operations	(0.00)	(0.03)	(0.00)	(0.14)
Net loss per common share - basic	$(0.01)	$(0.04)	$(0.01)	$(0.18)
Net loss per common share - diluted:
Net loss from continuing operations	$(0.01)	$(0.01)	$(0.01)	$(0.04)
Net loss from discontinued operations	(0.00)	(0.03)	(0.00)	(0.14)
Net loss per common share - diluted	$(0.01)	$(0.04)	$(0.01)	$(0.18)

Common stock equivalents are not included in the denominator in periods when anti-dilutive. We excluded 9,000,400 shares of our common stock issuable upon exercise of options, 777,778 shares of our common stock issuable upon exercise of warrants, 52,672,139 shares issuable upon conversion of series A preferred stock and 33,248,082 shares of common stock issuable upon conversion of convertible debt for the six months ended March 31, 2015 as their effect was anti-dilutive. We excluded 9,000,480 shares of our common stock issuable upon exercise of options, 2,129,130 shares of our common stock issuable upon exercise of warrants and 29,993,683 shares issuable upon conversion of series A preferred stock for the six months ended March 31, 2014 as their effect was anti-dilutive.

NOTE 3 – MARKETABLE SECURITIES AVAILABLE-FOR-SALE

Marketable securities available-for-sale and marketable securities available-for-sale-related party as of March 31, 2015 and September 30, 2014 consisted of the following financial instruments:

Company	March 31, 2015	% of Total	September 30, 2014	% of Total
Dragon Capital Group, Corp. – related party	10,000	64%	40,000	84%
China Logistics Group, Inc.	5,602	36%	7,352	16%
Marketable securities available-for-sale	$15,602	100%	$47,352	100%

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015

All the securities were received from our clients as consulting fees. During the six months ended March 31, 2015 and 2014, we collected marketable securities originated from accounts receivable in the amount of $0 and $126,600, separately, and we collected marketable securities originated from deferred revenue in the amount of $0 and $295,000, respectively. We categorize the securities as investments in marketable securities available-for-sale or investments in marketable securities available-for-sale-related party. These securities are quoted either on an exchange or on the over the counter market system. Some of the securities are restricted and cannot be readily sold by us absent a registration of those securities under the Securities Act of 1933 (the “Securities Act”) or the availability of an exemption from the registration requirements under the Securities Act. Our policy is to liquidate the securities on a regular basis. As these securities are often restricted, we are unable to liquidate them until the restriction is removed. Unrealized gains or losses on marketable securities available-for-sale and on marketable securities available-for-sale-related party are recognized on a periodic basis as an element of comprehensive income based on changes in the fair value of the security. Once liquidated, realized gains or losses on the sale of marketable securities available-for-sale and marketable securities available-for-sale-related party are reflected in our net income for the period in which the security was liquidated.

The marketable securities available-for-sale-related party totaled $10,000 and $40,000 at March 31, 2015 and September 30, 2014, respectively and are comprised solely of the securities of Dragon Capital Group, Corp. (“Dragon Capital”). Mr. Lisheng (Lawrence) Wang, the CEO and Chairman of the Board of Dragon Capital, is the brother of James (Yuejian) Wang, the CEO of the Company. These securities were issued by Dragon Capital as compensation for consulting services. Dragon Capital is a non-reporting company whose securities are quoted on the OTC Pink Tier of the OTC Markets Group. As such, under Federal securities laws, securities of Dragon Capital generally cannot be resold by us in absence of a registration of those securities under the Securities Act or unless there exists an available exemption from such registration.

Our marketable securities available-for-sale are carried at fair value. Under the guidance of ASC320, “Investments”, we periodically evaluate our marketable securities to determine whether a decline in their value is other than temporary. Management utilizes criteria such as the magnitude and duration of the decline, in addition to the reasons underlying the decline, to determine whether the loss in value is other than temporary. The term “other-than-temporary” is not intended to indicate that the decline is permanent. It indicates that the prospects for a near term recovery of value are not necessarily favorable, or that there is a lack of evidence to support fair values equal to, or greater than, the carrying value of the investment. Once a decline in value is determined to be other than temporary, the value of the security is reduced and a corresponding impairment charge to earnings is recognized. In this assessment for various securities at March 31, 2015 and September 30, 2014, the guidance in ASC 320, “the Investment-Debt and Equity Securities”, is carefully followed. In accordance with ASC 320-10-35-33, when an entity has decided to sell an impaired available-for-sale security and the entity does not expect the fair value of the security to fully recover before the expected time of sale, the security shall be deemed other-than-temporarily impaired in the period in which the decision to sell is made. However, an entity shall recognize an impairment loss when the impairment is deemed other than temporary impairment even if a decision to sell has not been made.

For the six months ended March 31, 2015 and 2014, we had no loss related to other than temporary impairment.

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015

Marketable securities available-for-sale and marketable securities available-for-sale-related party are either valued at the date received or at the date when services are rendered. The table below provides a summary of the changes in the fair of marketable securities for the six months ended March 31, 2015:

		For the Six Months Ended March 31, 2015
	September 30, 2014	Fair value received/sold	Cost basis adjustment for other than temporary impairment	Unrealized loss	March 31, 2015

Investment in marketable securities available-for-sale	$7,352	$-	$-	$1,750	$5,602
Investment in marketable securities available-for-sale - related party	40,000	-	-	30,000	10,000
Total investment in securities available-for-sale	$47,352	$-	$-	$31,750	$15,602

NOTE 4 – ACCOUNTS RECEIVABLE AND ACCOUNTS RECEIVABLE - RELATED PARTY

Accounts receivables generally include trade receivables and receivables of marketable securities available-for-sale. These receivables are carried at fair market value. The changes in the fair market value of the marketable securities underlying the receivables are reflected in earnings for each period. At March 31, 2015 and September 30, 2014, the fair value of available-for-sale securities receivable was $29,400 and $58,900, respectively. At March 31, 2015 and September 30, 2014, we had no trade accounts receivables.

At March 31, 2015, we have $14,400 receivable due from 9,000,000 shares of common stock of China Logistic, Inc (OTC: CHLO), and $15,000 related party receivable due from 75,000,000 shares of common stock of Dragon Capital (Pink Sheet: DRGV), a related party. At September 30, 2014, we have $18,900 receivable due from 9,000,000 shares of common stock of China Logistics Group, Inc (OTC: CHLO), and $40,000 related party receivable due from 50,000,000 shares of common stock of Dragon Capital (Pink Sheet: DRGV), a related party.

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015

NOTE 5 - LOANS PAYABLE

Loans payable at March 31, 2015 and September 30, 2014 consisted of the following:

Description	March 31, 2015	September 30, 2014

China Direct Investments loan from four Chinese citizens. Due on February 28, 2013, and currently in default. 12% annual interest rate. Secured by 5,099,115 shares of the common stock of China Education International, Inc., which are deemed worthless. (1)	$1,000,000	$1,000,000

China Direct Investments loan from Marc Siegel, with an original principal of $92,125. Due on March 31, 2013. Lenders agreed to waive interest. Secured by pledge of certain assets of CDII. The Company paid off the Marc Siegel loan on January 13, 2015.	-	32,125

China Direct Investments loan from Draco Resources, Inc. Due on March 18, 2015 with 2% annual interest rate. The loan is unsecured.	200,000	200,000

CDII loan from TCA Global Credit Master Fund, LP. Due on January 31, 2015 with 10% annual interest rate and secured by pledge of assets of CDII. (2)	650,000	650,000

China Direct Investments loan from Kong Tung, a Chinese citizen. Due on January 7, 2015 and currently in default. 2% interest rate per month. Secured by pledge of assets of CDII. (3)	600,000	-

China Direct Investments loan from Yiwen Xi, a Chinese citizen. Due on December 31, 2015. 12% annual interest rate. Yewen Xi has the right to convert the outstanding principal amount and interest into common stock of CDII at the fixed conversion price of $0.03 per share upon maturity. Secured by pledge of assets of CDII.	500,000	-
Total	2,950,000	1,882,125
Less: current portion	(2,950,000)	(1,882,125)
Loans payable, long-term	$-	$-

(1)
On May 28, 2015, we entered into four stock purchase agreements with four Chinese citizens converting the four promissory notes originally signed on August 21, 2012 in an aggregate amount of $1,000,000 into 20 million shares of CDII common stock at $0.05 per share. On August 7, 2015, the Company issued four stock certificates to these Chinese citizens totaling 20 million shares of CDII common stock. See Note 12 for additional information.

(2)
On July 30, 2014, we closed a senior secured revolving credit facility agreement (the “Credit Agreement”) with TCA Global Credit Master Fund, LP (“TCA”), a Cayman Islands limited partnership. Pursuant to the Credit Agreement, TCA agreed to loan us up to a maximum of $5 million for working capital purposes. The initial credit line is $2,000,000 subject to funding in the discretion of TCA. In connection with the closing, an initial take down of $650,000 was funded by TCA. Any increase in the amount of the credit line from the initial amount up to the maximum amount is at the discretion of TCA. On July 31, 2014, we issued 3,154,115 restricted shares of our common stock valued at about $0.06 per share to TCA for a total of $175,000 for advisory services provided. Based on the Credit Agreement, upon an event of default, the lender may convert all or any portion of the outstanding principal and accrued interest payables into shares of the Company’s common stock equal to the 85% of the average of the lowest daily volume weighted average price (“VWAP”) of the five business days prior to the conversion day. On December 12, 2014, TCA claimed this loan was in default due to the Company’s failure to provide timely monthly reporting. For conservative accounting purpose, the Company recorded derivative liabilities and debt discount of $361,452 as of December 12, 2014. Since the loan was in default, the full amount of $361,452 debt discount was charged to interest expense on the same day. Also see Note 6 for derivative liabilities and Note 11 for discussion of lawsuit filed by TCA against the Company and James (Yuejian) Wang related to this loan agreement.

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015

(3)
On April 7, 2014, China Direct Investments borrowed $600,000 from Kong Tung, who was the former Director of the Company. The Company recorded this loan and interest payable as a related party transaction. Since Kong Tung resigned his position as a Director of the Company on March 26, 2015, the Company reclassified the principal of the related party loan of $600,000 and related party interest payable of $141,600 as of March 31, 2015 to loan payable and interest payable, respectively.

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

The table below shows the Black Scholes Option Pricing Model inputs used by the Company to value the conversion option derivative liability, as well as the determined value of the option liability at each measurement date:

Date	Shares	Debt Principal	Volatility	Dividend Yield	Risk Free Rate	Expected Term (in years)	Fair Value of Conversion Option Liability
12/12/2014	23,675,105	650,000	130.96%	0.00%	0.09%	0.5	361,452
3/31/2015	33,248,082	650,000	110.49%	0.00%	0.14%	0.5	276,928

As of March 31, 2015 and September 30, 2014, the carrying amounts of the derivative liabilities for convertible note were $276,928 and $0, respectively. The net changes in fair value of derivative liabilities of convertible note during the period were income of $53,977 and $84,524 during the three and six months ended March 31, 2015, respectively.

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
MARCH 31, 2015

The Company used maximum value method to determine the fair value of derivative liabilities related to warrants and preferred stock conversion option.

As of March 31, 2015 and September 30, 2014, the carrying amounts of the derivative liabilities for warrants were $17,889 and $0, respectively. As of March 31, 2015 and September 30, 2014, the carrying amounts of the derivative liabilities for preferred stock conversion option were $1,211,459 and $1,848,041, respectively. The net changes in fair value of derivative liabilities of warrants and preferred stock during the period were income of $220,563 and $665,360 during the three and six months ended March 31, 2015, respectively, and income of $340,194 and loss of $851,273 during the three and six months ended March 31, 2014, respectively.

Below is the reconciliation of the fair value of the Company’s derivative liabilities during the six months ended March 31, 2015:

Beginning balance as of September 30, 2014	$1,848,041
Additions due to convertible note - TCA loan	361,452
Additions due to warrants	46,667
Change in fair value of derivative liabilities	(749,884)
Ending balance as of March 31, 2015	$1,506,276

NOTE 7 - RELATED PARTY TRANSACTIONS

List of Related Parties

We have specified the following persons and entities as related parties with ending balances as of March 31, 2015 and September 30, 2014:

-
 Yuwei Huang, our executive vice president of our discontinued magnesium segment, and a member of our board of Directors, is the chairman of YiWei Magnesium and the chief executive officer and vice chairman of Shanxi Gu County Golden Magnesium Co., Ltd. (“Golden Magnesium”). Yuwei Huang resigned as a Director of the Company July 29, 2015;

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
-
 Kong Tung, a member of the Board of Directors, and chairman of Golden Magnesium, Beauty East International Ltd. (“Beauty East”), and Golden Trust Magnesium Industry Co., Ltd. (“Golden Trust Magnesium”). He resigned as a Director of the Company on March 26, 2015;

-	Xumin Cui, the son-in-law of Yuwei Huang;
-	James (Yuejian) Wang, the CEO of the Company;
-	Lawrence Wang, the brother of James (Yuejian) Wang;
-	Dragon Capital Group, Corp. (“Dragon Capital”), a company organized under the laws of Nevada, USA, the principal owner of the Dragon Capital is Lawrance Wang; and
-	Mining & Logistics SRL (“Mining & Logistics”), a company organized under the laws of Bolivia and is owned by a management member of CDII Bolivia.

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015

At March 31, 2015 and September 30, 2014, other receivables-related parties for working capital purposes were $0 and $3,255, respectively, as follows:

CD International Subsidiary	Related Party	March 31, 2015	September 30, 2014
CDII Chile	Kong Tung	$-	$3,255
Total Other Receivables -Related Parties		$-	$3,255

As of March 31, 2015, loan payables and other payables – related parties were $1,198,410 consisting of loan payables – related parties of $371,882 and other payables – related parties of $826,528 as set forth below:

Loan Payables – Related Parties

At March 31, 2015 and September 30, 2014, loan payables – related party was for working capital purposes, which were $371,882 and $1,023,072, respectively, as follows:

CD International Subsidiary	Related Party	March 31, 2015	September 30, 2014
China Direct Investments	Kong Tung	$-	$669,600
China Direct Investments	James (Yuejian) Wang	371,882	353,472
Total Loan Payables -Related Parties		$371,882	$1,023,072

From time to time, China Direct Investments borrowed loans from James (Yuejian) Wang. At March 31, 2015 and September 30, 2014, CDII owed James (Yuejian) Wang a total of $371,882 and $353,472, including aggregate principal loan amount of $300,000 and accrued interest of $71,882 and $53,472, respectively. The loans bear interest at 12% per annum with principal of $270,000 due on December 31, 2013, and $30,000 due on September 30, 2014. These loans are currently in default.

On April 7, 2014, China Direct Investments borrowed $600,000 from Kong Tung, who was the former Director of the Company. Since Kong Tung resigned his position as a Director of the Company on March 26, 2015, the Company reclassified the principal of the related party loan payable of $600,000 and related party interest payable of $141,600 as of March 31, 2015 to loan payable and interest payable.

Other Payables – Related Parties

At March 31, 2015 and September 30, 2014, other payables – related party for working capital purposes were $826,528 and $560,491, respectively, as follows:

CD International Subsidiary	Related Party	March 31, 2015	September 30, 2014

China Direct Investments	James (Yuejian) Wang	$764,090	$485,464
China Direct Investments	Dragon Capital	15,950	19,124
CDI Shanghai Management	Xiaowen Zhuang	46,488	46,152
CDI Shanghai Management	Dragon Capital	-	9,751
Total Other Payable - Related Parties		$826,528	$560,491

Revenue - Related Parties

         The Company provided consulting service to one of its related companies, Dragon Capital. The consulting revenues of $13,750 were recognized for the six months ended March 31, 2015, compared with the consulting revenue of $36,250 for the six months ended March 31, 2014.

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015

NOTE 8 – CAPITAL STOCK

Preferred Stock and Related Dividends

As of March 31, 2015 and September 30, 2014, there were 1,006 shares of series A convertible preferred stock outstanding. The series A preferred stock has a stated value per share of $1,000, carries an 8% per annum dividend rate payable quarterly in arrears and was initially convertible into our common stock at $7.00 per share. The dividends are payable in cash or shares of our common stock, at our option, subject to certain provisions. The terms of the Series A preferred stock provide that if we sell common stock at a price per share less than the then conversion price of the preferred stock, then we are required to reduce the conversion price of the series A convertible preferred stock to the lower price of the subsequent sale. Since we have issued securities at prices lower than the exercise price of the $7.00 per share conversion price of the series A preferred stock, we reduced the exercise price of those outstanding securities. At March 31, 2015, the conversion price of the series A preferred is adjusted to $0.030.

The dividends calculated at $20,130 per quarter are payable in cash or shares of our common stock at our option subject to certain provisions. If paid in shares of common stock, the stock shall be valued at the lower of the conversion price or the average of the weighted average price of the 10 consecutive trading days immediately preceding the dividend date. During the six months ended March 31, 2015, we did not pay off dividends in cash or our common stock on our series A convertible preferred stock. During the six months ended March 31, 2014, we paid $26,260 of dividends in cash. As of March 31, 2015 and September 30, 2014, accrued dividend payable is $108,515 and $68,255, respectively. The conversion price of the preferred stock is subject to adjustment, and therefore requires the conversion feature to be treated as derivative liabilities as provided under EITF 07-05. See Note 6 for discussions on derivative liabilities.

Common Stock

We have 1,000,000,000 shares of common stock, par value $.0001, authorized. At March 31, 2015, there were 67,347,474 shares of common stock issued and outstanding and there were 60,847,474 shares of common stock issued and outstanding at September 30, 2014.

During the six months ended March 31, 2015, we issued a total of 6,500,000 shares of our common stock to consultants for services, valued at $265,000. During the six months ended March 31, 2014, we issued a total of 4,810,000 shares of our common stock comprising of 1,610,000 shares to consultants for services, valued at $161,439 and 3,200,000 shares in connection with the exercise of 3,200,000 stock options for consideration of $160,000, including the actual net cash receipts of $105,000, $12,150 in receivables which had been collected in December of 2014, and $42,850 to settle our debts and accrued liabilities in the amount of $75,002, resulting in a gain of $32,152 on settlement due to the excess of liabilities forgiven.

Options

The following table sets forth our stock option activities during the six months ended March 31, 2015:

Description	Shares underlying options	Weighted average exercise price
Balance at September 30, 2014	9,000,480	$0.05
Outstanding and exercisable at September 30, 2014	3,000,480	$0.05
Expired	(80)	56.25
Balance at March 31, 2015	9,000,400	$0.05
Outstanding and Exercisable at March 31, 2015	3,000,400	$0.05

As of March 31, 2015 and September 30, 2014, we had 3,000,400 and 3,000,480 shares underlying options outstanding and exercisable, respectively.

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015

The remaining contractual life and exercise price of options outstanding and exercisable at March 31, 2015 are as follows:

Number of options outstanding and exercisable	Exercise price	Remaining contractual life (Years)
400	$2.25	0.10
3,000,000	$0.05	2.50
3,000,400	$0.05

The Company recognized a total of $48,534 and $103,274 stock option expenses for the six months ended March 31, 2015 and 2014, respectively. The value of options was calculated using Black Scholes Option Pricing Model based upon the following assumptions: dividend yield of 0%, volatility of 120% - 139%, risk free rate of 0.48% - 1.20%, and an expected term of 2.5 to 4.5 years.

Common Stock Purchase Warrants

A summary of the status of our outstanding common stock purchase warrants granted as of March 31, 2015 and changes during the period is as follows:

	Shares underlying warrants	Weighted average exercise price
Outstanding and exercisable at September 30, 2014	2,129,130	$2.20
Expired	(1,351,352)	$2.31
Balance at March 31, 2015	777,778	$2.00(1)
Outstanding and exercisable at March 31, 2015	777,778	$2.00

The following information applies to all warrants outstanding and exercisable at March 31, 2015.

Number of Warrants outstanding and exercisable	Exercise Price	Remaining contractual life (Years)
777,778	$2.00(1)	1.27
777,778	$2.00	1.27

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

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015

NOTE 9 - SEGMENT INFORMATION

For the six months ended March 31, 2015 and 2014, the Company operated in two reportable business segments - (1) Mineral Trading segment, where we sell and distribute of a variety of products, including iron ore products, non-ferrous metals, recycled materials, and industrial commodities, and (2) Consulting segment where we provide business and financial consulting services to U.S. public companies that operate primarily in China. The Company's reportable segments are strategic business units that offer different products. They are managed separately based on the fundamental differences in their operations. Information with respect to these reportable business segments for the three and six months ended March 31, 2015 and 2014 are as follows:

Revenues:	For the Three Months Ended March 31, 2015	For the Three Months Ended March 31, 2014	For the Six Months Ended March 31, 2015	For the Six Months Ended March 31, 2014
Mineral Trading	$-	$224,748	$-	$463,240
Consulting	57,475	316,563	172,416	458,647
Include: revenues from related parties	10,000	21,250	13,750	36,250
Total revenue:	$57,475	$541,311	$172,416	$921,887

Depreciation:
Mineral Trading	$-	$4,205	$24	$10,466
Consulting	5,436	9,601	10,445	12,775
Total depreciation:	$5,436	$13,806	$10,469	$23,241

Interest expenses and interest expenses – related parties:
Mineral Trading	$-	$5,947	$-	$7,389
Consulting	78,654	27,086	504,885	49,878
Total interest expenses and interest expenses – related parties:	$78,654	$33,033	$504,885	$57,267

Net loss from continuing operations:
Mineral Trading	$(2,683)	$(632,925)	$(34,984)	$(765,460)
Consulting	(319,901)	(229,299)	(752,424)	(1,953,785)
Total net loss from continuing operations:	$(322,584)	$(862,224)	$(787,408)	$(2,719,245)

Total tangible assets by segment as of March 31, 2015 and September 30, 2014 are as follows:

	March 31, 2015	September 30, 2014
Mineral Trading	$3,454	$3,478
Consulting	73,276	83,204
Total assets	$76,730	$86,682

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015

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

Summarized Financial Information for Discontinued Operations

After impairment charges in the prior fiscal years, the carrying amounts of the major classes of liabilities of discontinued operations as of March 31, 2015 and September 30, 2014 were as follows:

	March 31,	September 30,
	2015	2014
Liabilities of discontinued operations:
Accounts payable and accrued expenses	$6,970	$6,920
Accounts and other payables-related parties	29,464	29,252
Advances from customers	53,253	52,870
Other liability	1,509,984	1,499,113
Accrued salary payable	11,982	11,895
Total liabilities of discontinued operations	$1,611,653	$1,600,050

The following table presents the results of discontinued operations for the three and six months ended March 31, 2015 and 2014:

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2015	2014	2015	2014
Revenues	$-	$9,808,688	$-	$18,758,999
Cost of revenues	-	10,906,281	-	20,549,575
Loss before income taxes	-	(1,743,931)	-	(11,059,426)
Income tax expense	-	-	-	-

Loss from discontinued operations	-	(1,743,931)	-	(11,059,426)
Gain (loss) from disposal, net of taxes	-	-	-	-
Total loss from discontinued operations	$-	$(1,743,931)	$-	$(11,059,426)

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015

NOTE 11- COMMITMENTS AND CONTINGENCIES

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

Legal Contingencies

Our wholly owned subsidiaries, China Direct Investments and Capital Resource Management, and our Company are involved in the following litigation with a shareholder of Linkwell Corporation, Ltd. (“Plaintiff”):

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

Subsequent to the filing of the initial complaint, Linkwell’s Board of Directors unwound the challenged transaction and the shares received by China Direct Investments and Capital Resource Management were returned to Linkwell. The Company, as well as China Direct Investments and Capital Resource Management, has denied all liability and intends to contest the matter vigorously.

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

On April 28, 2015, TCA Global Credit Master Fund, LP. ("TCA") filed a complaint/petition in the Circut Court of for the 17th Judicial Circuit in and for Broward County, Florida. (Case No. 15-007210). The complaint/petition alleges that 1) the Company is in breach of credit facility agreement by CD International Enterprises, Inc.; 2) court should order the foreclosure of security interest against CD International Enterprises, Inc., CDI China, Inc., China Direct Investments, Inc., CDII Minerals, Inc. International Magnesium Group, Inc., and James (Yuejian) Wang; 3) the Company is in breach of revolving convertible promissory note by CD International Enterprises, Inc.; 4) the Company is in breach of guaranty against James (Yuejian) Wang and CDI China, Inc., China Direct Investments, Inc., CDII Minerals, Inc. International Magnesium Group, Inc.; 5) the Company has made fraudulent misrepresentation as to CD International and James (Yuejian) Wang; and 6) the Company has made negligent misrepresentation as to CD International Enterprises, Inc. and James (Yuejian). TCA demanded the repayment of principal of $650,000 and interest payable of $46,123. In addition, TCA demanded the payment of default interest and penalties on the note in the amount of $30,145 and $106,115, respectively, on the advisory fee. The Company considered the allegations without merits, denied such allegations and intends to vigorously defend the position. The Company has entered a counter claim against TCA in violation of Florida Usury Laws. Currently both sides have suspended the litigation and are preparing to settle. The Company did not record additional expenses related to the case.

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015

NOTE 12 - SUBSEQUENT EVENTS

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

On May 14, 2015, the Company borrowed a loan from Money Works Direct in the amount of $30,000, bearing interest at the rate of approximately 11.25% per month. On July 17, 2015, the Company repaid the loan with all accrued interests, and received a replacement loan of $100,000 from Money Works Direct, at a lowered monthly interest rate of approximately 4.21% and due in nine and half months.

On May 28, 2015, the Company entered into four stock purchase agreements with four Chinese citizens converting the four promissory notes originally signed on August 21, 2012 in an aggregate amount of $1,000,000 into 20 million shares of CDII common stock at $0.05 per share. The original promissory notes were due on February 28, 2013 and bear an interest rate of 12% per annum. On August 7, 2015, the Company issued four stock certificates to these Chinese citizens totaling 20 million shares of CDII common stock.

On June 1, 2015, the Company entered into a purchase agreement of a convertible promissory note with Yewen Xi, a Chinese investor, for the principal amount of $200,000 at 12% annual interest rate, due by May 31, 2016. Yewen Xi shall have the right to convert the outstanding principal amount and interest into common stock of CDII at the fixed conversion price of $0.03 per share upon maturity of the note.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

The following discussion and analysis of our consolidated financial condition and results of operations for the three and six months ended March 31, 2015 and 2014 should be read in conjunction with the consolidated financial statements and other information presented in our Annual Report on Form 10-K for the year ended September 30, 2014 as filed with the Securities and Exchange Commission on June 12, 2015 and with the consolidated financial statements and other information presented in this Quarterly Report on Form 10-Q.

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

OUR OUTLOOK

A significant portion of our business and operations are in China and, accordingly, its national economy plays a significant role in our results of operations. China's economy grew by 7.4% in 2014 while China's economy expanded by 7.0% in 2015. Furthermore, China’s housing market and particularly its real estate construction market experienced a significant correction due to a tighter regulatory environment, bank lending curbs, and slower demand during fiscal 2013. In response to this slowdown, China’s Central Bank cut the nation’s commercial banks’ reserve requirement ratio by 0.5 percentage point, the first such cut since December 2008, and in June 2012 cut the interest rate twice, in order to provide additional liquidity for commercial lending. This represents a significant shift in China’s economic policy signaling that China has put economic growth at the top of its agenda, rather than concerns about inflation. Residential property sales plunged 9.9% on year in the first 10 months of 2014.

According to Ministry of Commerce of China, in 2014, China’s import and export totaled $4,328 billion (26,400 billion RMB), with a year-on-year growth of 2.3%.  China’s export was $2,359 billion (14,391 billion RMB), up by 4.9% and its import was $2,974 billion (12,042 billion RMB), and decreased by 0.9%, with trade surplus of $385 billion (2,349 billion RMB). In December 2014, China’s import and export totaled $405.41 billion with a year-on-year growth of 4%. China’s export was $227.51 billion, up by 9.7%, and its import was $177.9 billion, down by 2.4%, with trade surplus of $49.61 billion. In the first quarter of 2015, China’s import and export totaled US$ 904.17 billion, down by 6.3% year-on-year. Export was US$ 513.93 billion, up by 4.7% year-on-year, and import was US$ 390.23 billion, down by 17.6%, with trade surplus of US$ 123.70 billion. In March 2015, China’s import and export totaled US$ 286.06 billion, down by 13.8% year on year. Export was US$ 144.57 billion, up by 15.0%, and import was US$ 141.49 billion, down by 12.7%, with trade surplus of US$ 3.08 billion.

According to Ministry of Commerce of China, in the first-half year of 2015, China’s import and export totaled $1,881 billion (11,532 billion RMB), with a year-on-year decreased by 6.9%.  China’s export was $1,072 billion (6,572 billion RMB), up by 1.0% and its import was $809 billion (4,959 billion RMB), and down by 15.5%, with trade surplus of $263 billion (1,613 billion RMB).

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

GOING CONCERN

Our financial statements have been prepared assuming we will continue as a going concern. The report of our independent registered accounting firm on our financial statements for the year ended September 30, 2014 contained a qualification as to our ability to continue as a going concern. For the three and six months ended March 31, 2015, we reported a net loss of approximately $323,000 and $787,000. At March 31, 2015, we had a working capital deficit of $7.6 million. For the three and six months ended March 31, 2015, our revenues declined by approximately 89% and 81% from the comparable period in fiscal 2014. These, among other issues, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of these uncertainties.

RESULTS OF OPERATIONS

For the three and six months ended March 31, 2015 and 2014, subsidiaries included in continuing operations consisted of the following:

·                   CDI China, Inc
·                   International Magnesium Group, Inc.
·                   CDII Minerals, Inc.
·                   CDII Chile, Ltda.
·                   CDII Minerals de Peru SAC
·                   Empresa Minera CDII de Bolivia S.A.
·                   China Direct Investments, Inc.
·                   CDI Shanghai Management Co., Ltd.
·                   Capital Resource Management Co., Ltd.

We have generated negative gross margins and operating losses. Results of operations, financial position and cash flows associated with Magnesium segment, CDI Jingkun Zinc, CDI Metal and CDI Jixiang Metal are separately reported as discontinued operations for all periods presented.

Summary of Selected Consolidated Financial Information

	For the Three Months Ended March 31,
	2015		2014
(Dollars in thousands)	Amount	% of Revenues	Amount	% of Revenues	% Increase (Decrease)

Mineral Trading	$-	0%	$224.7	42%	(100%)
Consulting segment	57.5	100%	316.6	58%	(82%)
Consolidated Revenues	$57.5	100%	$541.3	100%	(89%)
Cost of revenues	30.0	52%	549.0	101%	(95%)
Gross profit	27.5	48%	(7.7)	(1%)	457%
Total operating expenses	548.8	954%	1,166.3	215%	(53%)
Total net loss	$322.6	561%	$862.2	159%	(63%)

	For the Six Months Ended March 31,
	2015		2014
(Dollars in thousands)	Amount	% of Revenues	Amount	% of Revenues	% Increase (Decrease)

Mineral Trading	$-	0%	$463.2	50%	(100%)
Consulting segment	172.4	100%	458.6	50%	(62%)
Consolidated Revenues	$172.4	100%	$921.8	100%	(81%)
Cost of revenues	30.0	17%	682.3	74%	(96%)
Gross profit	142.4	83%	239.5	26%	(41%)
Total operating expenses	1,235.1	716%	2,256.6	245%	(45%)
Total loss	$787.4	457%	$2,719.2	295%	(71%)

Analysis of Operating Results by Segment

A summary of our comparative operating results by segment for the three and six months ended March 31, 2015 and 2014 is as follows:

Mineral Trading Segment	Three Months Ended March 31,		Six Months Ended March 31,
(Dollars in thousands)	2015	2014	2015	2014
Total revenues	$-	$224.7	$-	$463.2
Cost of revenues	-	466.7	-	599.5
Gross profit	-	(242.0)	-	(136.3)
Total operating expenses	3.0	401.9	34.8	670.0
Operating loss	$(3.0)	$(643.9)	$(34.8)	$(806.3)

Consulting Segment	Three Months Ended March 31,		Six Months Ended March 31,
(Dollars in thousands)	2015	2014	2015	2014
Total revenues	$57.5	$316.6	$172.4	$458.6
Cost of revenues	30.0	82.3	30.0	82.7
Gross profit	27.5	234.3	142.4	375.9
Total operating expenses	545.8	764.3	1,200.3	1,586.6
Operating loss	$(518.3)	$(530.0)	$(1,057.9)	$(1,210.7)

Revenues

Revenues in the three month ended March 31, 2015 decreased by 89%, as compared to the three month ended March 31, 2014, primarily due to the decreased revenue generated from our Consulting segment and we do not have revenue generated in our Mineral Trading segment. Revenue in the six months ended March 31, 2015 decreased by 81%, as compared to the six months ended March 31, 2014, also primarily due to a decrease of approximately $463,000 in revenues generated from our Mineral Trading segment, and a decrease of approximately $286,000 in revenue generated from our Consulting segment during the comparable periods in fiscal year 2014.Our Consulting segment revenues primarily consist of consulting and advisory service fees we received from certain publicly traded U.S. companies with their primary business operations located in the PRC. We receive a fixed number of shares of their marketable securities or fees from those client companies, including both recurring and one-time transaction fees for services provided to clients. Consulting segment revenues vary from period to period depending upon the timing, nature and scope of services we provide to a particular client and performance of our client companies' stock price. Our Consulting segment generated approximately $58,000 and $172,000 in revenues during the three and six months ended March 31, 2015, as compared to $317,000 and $459,000 during the three and six months ended March 31, 2014, primarily due to the declining value of our client companies' stock, coupled with a reduction in scope of consulting and transactional services provided to the new clients during the three and six months ended March 31, 2015, respectively.

Gross Profit

Our consolidated gross profit in the three and six months ended March 31, 2015 increased by approximately $35,000 and decreased by $97,000 as compared to the three and six months ended March 31, 2014, respectively. Our consolidated gross profit margin increased to 48% and 83% in the three and six months ended March 31, 2015, as compared to gross deficit of 1% and gross profit of 26% during the three and six months ended March 31, 2014, respectively. The increase in gross profit was primarily due to increase in gross profit within our Consulting segment due to decreased cost of revenue.

Gross profit in our Consulting segment for the three and six months ended March 31, 2015 was approximately $28,000 and $142,000 with a margin of 48% and 83%, as compared to a gross profit of $234,000 and $376,000, respectively, with  margins of 74% and 82% for the three and six months ended March 31, 2014. The decrease in gross profit was primarily due to lowered revenue resulting from the reduced scale of operations in the three months ended March 31, 2015 compared with the same period in fiscal year 2014. The slightly increased gross profit in the six months ended March 31, 2015 was primarily due to the lowered costs of the consulting service rendered to our clients in the three months ended March 31, 2015.

Total Operating Expenses

Total operating expenses, net of other operating income, decreased by approximately $618,000 and $1,022,000, or 53% and 45%, in the three and six months ended March 31, 2015, as compared to same period in fiscal year 2014, respectively. The decrease was primarily due to a lower operational expense in both our developing business in South America in our Mineral Trading segment and in the Consulting during the three and six months ended March 31, 2015, as compared to the same period in fiscal year 2014.

General and administrative expenses in our Consulting segment for the three months ended March 31, 2015 decreased by approximately $219,000, or 29% as compared to the three months ended March 31, 2014, this decrease is primarily due to the expiration of our employment contract with several employees and downsized the office space in U.S. headquarters and China based operation. Comparing the three months ended March 31, 2015 to the same period of fiscal 2014, we had a decrease of approximately $102,000 in employee payroll, a decrease of $18,000 in insurance expense, a decrease of $70,000 in consulting fee, a decrease of $15,000 in office expense with telephone fee, a decrease of $23,000 in office rent, and a which were offset by an increase of $7,000 in legal fee and corporate filing fee and $2,000 in travel expenses.

General and administrative expenses in our Consulting segment for the six months ended March 31, 2015 decreased by approximately $386,000, or 24% as compared to the six months ended March 31, 2014, primarily due to the expiration of our employment contract with several employees. Comparing the six months ended March 31, 2015 to the same period of fiscal 2014, we had a decrease of approximately $190,000 in employee payroll, a decrease of $34,000 in insurance expense, a decrease of $69,000 in accounting consulting fee, a decrease of $24,000 in office expense with telephone fee, a decrease of $26,000 in office rent, a decrease of $16,000 in meal and entertainment expense, and a decrease of $80,000 in public relation expenses and press release, which were offset by an increase of $53,000 consulting service fee.

General and administrative expenses in our Mineral Trading segment for the three and six months ended March 31, 2015 decreased by approximately $399,000 and $635,000, or 99% and 95% as compared to the three and six months ended March 31, 2014, primarily due to the decreased fees including traveling expenses, office rents, employee and consulting expenses in Chile and US offices.

Other Income and Expenses

In the three months ended March 31, 2015, other income was approximately $199,000, as compared to other expense of $312,000 in the three months ended March 31, 2014. For the three months ended March 31, 2015 compared with the same period in fiscal year 2014, we have a decrease of approximately $66,000 in change in fair value of derivative liability related to our preferred stock, convertible note and warrants which is non cash gain, a decrease of approximately $55,000 in bad debt recovery, a decrease of approximately $54,000 for loss on revaluation of receivable and payable of marketable securities available-for-sale, and offset an increase of approximately $46,000 in interest expenses and interest expenses – related parties primarily related to amortization of debt discount.

In the six months ended March 31, 2015, other income was approximately $305,000, as compared to other expense of $702,000 in the six months ended March 31, 2014. For the six months ended March 31, 2015 compared with the same period in fiscal year 2014, we have an increase of approximately $448,000 in interest expenses and interest expenses – related parties primarily related to amortization of debt discount, an increase of approximately $1,601,000 in change in fair value of derivative liability related to our preferred stock, convertible note and warrants which is non cash gain, a decrease of approximately $93,000 for realized gain on marketable securities available-for-sale, and a decrease of approximately $91,000 for loss on revaluation of receivable and payable of marketable securities available-for-sale.

Income Taxes

During the six months ended March 31, 2015 and 2014, we did not record any income tax expense, since the loss was significant.

Net Loss from Continuing Operations

Net loss from continuing operations for the three and six months ended March 31, 2015 amounted to approximately $323,000 and $787,000 as compared to net loss of $862,000 and $2,719,000 for the three and six months ended March 31, 2014, respectively. The changes in net loss from continuing operations resulted from the factors discussed above. The net loss from continuing operations for the three months ended March 31, 2015 primarily consisted of $549,000 in operating expense, offset by $199,000 in other income in the three months ended March 31, 2015. The net loss from continuing operations for the six months ended March 31, 2015 primarily consisted of $1,235,000 in operating expense, offset by $305,000 in other income in the six months ended March 31, 2015.

Discontinued Operations

We do not have any loss from discontinued operations for the three and six months ended March 31, 2015, as compared to a loss of $1.7 million and $11.1 million from discontinued operations for the three and six months ended March 31, 2014, respectively, primarily due to higher cost of revenue and higher general and administrative expense in the three and six months ended March 31, 2014.

Net loss

Net loss for the three and six months ended March 31, 2015 amounted to approximately $323,000 and $787,000, as compared to net loss of approximately $2.6 million and $13.8 million for the three and six months ended March 31, 2014 respectively. For the six months ended March 31, 2015 compared with the same period in fiscal year 2014, the decrease in net loss was primarily due to a decrease of $11.1 million in losses from discontinued operations, a decrease of $1.0 million in operating loss and a decrease of $1.0 million in other loss.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash. As of March 31, 2015, we had a working capital deficit of $7.6 million, as compared to that of $7.1 million as of September 30, 2014.We rely upon cash generated from our operations, the sale of our subsidiaries, access under factoring and other lending relationships and advances from related parties to fund our operations. We do not have any commitments for capital expenditures.

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

Our cash balance as of March 31, 2015 amounted to approximately $34,000, a decrease of $49,000, as compared to September 30, 2014. During the six months ended March 31, 2015, we had cash outflow of approximately $521,000 used in operating activities, and offset by the net cash provided by financing activates of $458,000.

Our marketable securities available-for-sale, including marketable securities available-for-sale - related party, as of March 31, 2015 approximately totaled $16,000, a decrease of $32,000 as compared to September 30, 2014. We did not receive marketable securities for services provided to clients in our Consulting segment in the six months ended March 31, 2015.

Our accounts receivable, including account receivable – related party, as of March 31, 2015 amounted to $29,400, a decrease of $29,500 as compared to September 30, 2014, primarily due to the decrease of non-cash loss on revaluation of fair value of accounts receivable from marketable securities available-for-sale and marketable securities available-for-sale- related party.

Prepaid expenses and other current assets consist of prepayments to vendors for services and inventory, other receivables, loans receivable, VAT tax refunds, and security deposits. Prepaid expenses and other current assets as of March 31, 2015 amounted to $1,051,000, an increase of $59,000 as compared to September 30, 2014, primarily due to the advance payment to the suppliers in the six months ended March 31, 2015.

Accounts payable and accrued expenses represent payables associated with the general operations within each segment, including accrued payrolls. Accounts payable and accrued expenses as of March 31, 2015 amounted to $793,000, an increase of $23,000 as compared to September 30, 2014, primarily due to the increased consulting service fee for filing income tax return of prior fiscal year.

Certain events may have negative impacts on our liquidity position during fiscal year 2015:

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

We maintain cash and cash equivalents in the United States and China. At March 31, 2015 and September 30, 2014, bank deposits by geographic area, were as follows (dollars in thousands):

Country	March 31, 2015		September 30, 2014
United States	$11,203	33%	$54,034	65%
China	22,614	67%	28,641	35%
Total cash and cash equivalents	$33,817	100%	$82,675	100%

Analysis of Cash Flows

In the first six months of fiscal year, 2015, our net decrease in cash amounted to $48,858, which was comprised of $521,075 used in operating activities, $458,096 provided by financing activities, and $14,121 from non-cash favorable effect of prevailing exchange rate on our cash position.

Cash Used in Operating Activities

Net cash used in operating activities of continuing operations for the first six months of fiscal year 2015 amounted to approximately $521,000, which was primarily due to a net loss of $787,000 and non-cash items such as loss on revaluation for accounts receivable and accounts payable of $49,000, depreciation of $10,000, $314,000 for the stock based compensation, amortization of debt discount of $361,000, a gain on change in fair value of derivative liability of $750,000, an increase of $42,000 in accounts payable and accrued expenses, an increase of $710,000 in other payable to related parties, offset by a increase of $32,000 in prepaid expense and other current assets and a decrease of $461,000 in other liabilities.

Net cash used in operating activities of continuing operations for the first six months of fiscal year 2014 amounted to approximately $631,000, which was primarily due to a net loss of $13.8 million adjusted by loss from discontinued operations of $11.1 million and non-cash items such as loss due to revaluation of accounts receivable and accounts payable of $25,000, depreciation of $23,000, stock-based compensation to the consultants and the employees of $265,000, a loss on change in fair value of derivative liability of $851,000, an increase of $382,000 in advance from customers, a decrease of $399,000 in other receivable and prepaid expenses from related parties, a decrease of $346,000 in prepaid expenses and other current assets and an increase of $405,000 in other liabilities, offset by an increase of $77,000 in accounts receivable, a decrease of $496,000 in accounts payable and accrued expenses and a realized gain on sale of marketable securities available-for-sale of $93,000.

Cash Provided by Investing Activities

Net cash provided by investing activities of continuing operations for the first six months of fiscal year 2015 amounted to $0.

Net cash provided by investing activities of continuing operations for the first six months of fiscal year 2014 amounted to $168,000, as a result of proceeds from sales of marketable securities available-for-sale.

Cash Provided by Financing Activities

Net cash provided by financing activities of continuing operations for the first six months of fiscal year 2015 amounted to approximately $458,000, primarily due to $500,000 proceeds from loans, offset by $32,000 repayments for loan payable and $10,000 repayments to related parties.

Net cash provided by financing activities of continuing operations for the first six months of fiscal year 2014 amounted to approximately $479,000, primarily due to $105,000 proceeds from exercise of option, $400,000 proceeds from loans, offset by $26,260 payments for dividend.

Series A Convertible Preferred Stock and Related Dividends

As of March 31, 2015, 1,006 shares of Series A convertible preferred stock remained outstanding. During the first six months of fiscal year 2015, we did not pay of accrued ordinary dividends in cash or our comment stock on our Series A convertible preferred stock. During the first six months of fiscal year 2014, we paid $26,260 of accrued ordinary dividends in cash on our Series A convertible preferred stock.

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

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results when ultimately realized could differ from those estimates. Significant estimates in fiscal 2014 and fiscal 2015 include valuation of marketable securities available-for-sale, allowance for doubtful accounts, the allowance for obsolete inventory, fair value of share-based compensation, the useful lives of property, plant and equipment and fair value of derivative liability.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in the Exchange Act that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Management, with the participation of our CEO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2015 and 2014. Based on that evaluation solely as a result of the significant deficiencies in our internal control over financial reporting identified in our Annual Report on Form 10-Q for six months ended March 31, 2015, our management, including our CEO, concluded that our disclosure controls and procedures were not effective as of March 31, 2015 and 2014.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that, due to the significant deficiencies described above, our internal control over financial reporting was not effective as of March 31, 2015.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Not applicable to a smaller reporting company.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	MINE SAFETY DISCLOSURE.

Not applicable to our operations.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit No.	Description of Exhibit

31.1	*	Section 302 Certificate of Chief Executive Officer.
31.2	*	Section 302 Certificate of Chief Financial Officer.
32.1	*	Section 906 Certificate of Chief Executive Officer and Chief Financial Officer.
101.INS	**	XBRL INSTANCE DOCUMENT
101.SCH	**	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL	**	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF	**	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB	**	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE	**	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE
+		Management contract or compensatory plan or arrangement.
*		Filed herewith.
**		In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this Annual Report on Form 10-K shall be deemed “furnished” and not “filed”.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CD INTERNATIONAL ENTERPRISES, INC.

Date: August 20, 2015	By:	/s/ Yuejian (James) Wang
Yuejian (James) Wang, Chief Executive Officer, President and Chairman