Form 10-Q
period 2015-06-30
CD INTERNATIONAL ENTERPRISES, INC.
filed 2015-08-25
CIK 1088787

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date, there are 85,613,074 shares of common stock are issued and outstanding as of August 24, 2015.

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

PART 1 – FINANCIAL INFORMATION

Item 1.  Financial Statements.

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of June 30, 2015 and September 30, 2014

	June 30,	September 30,
	2015	2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$23,971	$82,675
Marketable securities available-for-sale	5,602	7,352
Marketable securities available-for-sale - related party	40,000	40,000
Accounts receivable	27,539	18,900
Accounts receivable - related party	-	40,000
Loans, other receivable and prepaid expenses - related parties	-	3,255
Prepaid expenses and other current assets, net	1,061,621	991,420
Inventories	3,850	3,877
Total current assets	1,162,583	1,187,479
Property, plant and equipment, net	72,416	86,682
Other long-term assets	350,530	346,851
Total assets	$1,585,529	$1,621,012

LIABILITIES AND EQUITY (DEFICIT)
Current liabilities:
Loans payable	$3,170,827	$1,882,125
Accounts payable and accrued expenses	777,996	770,096
Accounts, loans and other payables - related parties	1,312,585	1,583,563
Advances from customers	422,898	422,898
Derivative liabilities	1,325,218	1,848,041
Other liabilities	230,401	160,819
Liabilities of discontinued operations	-	1,600,050
Total current liabilities	7,239,925	8,267,592
Total liabilities	7,239,925	8,267,592

Equity (deficit):
Series A convertible preferred stock: $.0001 par value, stated value $1,000 per share; 10,000,000 authorized, 1,006 shares outstanding at June 30, 2015 and September 30, 2014, respectively	1,006,250	1,006,250
Common stock: $.0001 par value; 1,000,000,000 authorized; 67,347,474 and 60,847,474 issued and outstanding at June 30, 2015 and September 30, 2014, respectively	6,734	6,084
Additional paid-in capital	78,636,789	78,346,305
Accumulated other comprehensive loss	(690,047)	(788,955)
Accumulated deficit	(84,614,122)	(85,215,760)
Total CD International Enterprises, Inc.'s stockholders' deficit	(5,654,396)	(6,646,076)
Non-controlling interests	-	(504)
Total deficit	(5,654,396)	(6,646,580)
Total liabilities and deficit	$1,585,529	$1,621,012

The accompanying notes are an integral part of unaudited consolidated financial statements.

CD INTERNATIONAL ENTERPRISES, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Three and Nine Months Ended June 30, 2015 and 2014
(Unaudited)

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2015	2014	2015	2014
Revenues	$74,636	$213,035	$247,052	$1,134,922
Including: revenues from related parties	10,000	15,000	23,750	51,250
Cost of revenues	19,800	30,677	49,827	712,963
Gross profit	54,836	182,358	197,225	421,959
Operating expenses:
Selling, general, and administrative	305,654	817,029	1,540,767	3,073,622
Impairment on other current assets	1,901,876	-	1,901,876	-
Total operating expenses	2,207,530	817,029	3,442,643	3,073,622
Operating loss	(2,152,694)	(634,671)	(3,245,418)	(2,651,663)
Other income (expenses):
Other income (expense)	(256)	5,533	102,927	199,675
Interest expense	(68,525)	(6,942)	(483,001)	(48,009)
Interest expense - related parties	(8,100)	(41,767)	(98,509)	(57,967)
Realized gain (loss) on marketable securities available-for-sale	-	(71,362)	-	21,963
Gain (loss) on revaluation for receivable and payable of marketable securities available-for-sale	15,000	44,536	(27,866)	(36,644)
Change in fair value of derivative liabilities	181,058	425,827	930,942	(425,446)
Total other income (expenses)	119,177	355,825	424,493	(346,428)
Loss from continuing operations before income taxes	(2,033,517)	(278,846)	(2,820,925)	(2,998,091)
Income tax expense	-	-	-	-
Net loss from continuing operations	(2,033,517)	(278,846)	(2,820,925)	(2,998,091)
Discontinued operations:
Loss from discontinued operations, net of taxes	-	(1,790,330)	-	(12,849,756)
Gain on disposal of subsidiaries, net of taxes	3,482,953	-	3,482,953	-
Total income (loss) from discontinued operations, net of taxes	3,482,953	(1,790,330)	3,482,953	(12,849,756)
Net income (loss)	1,449,436	(2,069,176)	662,028	(15,847,847)
Less: Net loss attributable to non-controlling interests	-	(62,420)	-	(2,258,729)
Net income (loss) attributable to CD International Enterprises, Inc.	1,449,436	(2,006,756)	662,028	(13,589,118)
Dividends on series A preferred stock	(20,130)	(20,130)	(60,390)	(60,390)
Net income (loss) allocable to common stockholders	$1,429,306	$(2,026,886)	$601,638	$(13,649,508)
COMPREHENSIVE INCOME (LOSS):
Net income (loss)	$1,449,436	$(2,069,176)	$662,028	$(15,847,847)
Foreign currency translation adjustments	34,151	(46,278)	145,525	607,366
Unrealized loss on marketable securities available-for-sale	(15,000)	(128,401)	(46,750)	(88,600)
Comprehensive income (loss)	1,468,587	(2,243,855)	760,803	(15,329,081)
Net loss attributable to CD International Enterprises, Inc.	-	(62,420)	-	(2,258,729)
Foreign currency translation adjustments - non-controlling interest	(71)	(26,560)	(133)	112,905
Comprehensive income (loss) attributable to CD International Enterprises, Inc.	1,468,658	(2,154,875)	760,936	(13,183,257)
Preferred stock dividend	(20,130)	(20,130)	(60,390)	(60,390)
Comprehensive income (loss) attributable to common stockholders	$1,448,528	$(2,175,005)	$700,546	$(13,243,647)

Basic and diluted net income (loss) per common share - basic:
Net loss from continuing operations	$(0.03)	$-	$(0.04)	$(0.05)
Net income (loss) from discontinued operations	0.05	(0.03)	0.05	(0.17)
Net income (loss) per common share	$0.02	$(0.03)	$0.01	$(0.22)
Basic and diluted net income (loss) per common share - diluted:
Net loss from continuing operations	$(0.03)	$-	$(0.04)	$(0.05)
Net income (loss) from discontinued operations	0.05	(0.03)	0.05	(0.17)
Net income (loss) per common share	$0.02	$(0.03)	$0.01	$(0.22)
Basic weighted average common shares outstanding	67,347,474	63,209,636	65,649,672	62,492,530
Diluted weighted average common shares outstanding	67,347,474	63,209,636	65,649,672	62,492,530

The accompanying notes are an integral part of unaudited consolidated financial statements.

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended June 30, 2015 and 2014
(Unaudited)

	For the Nine Months Ended June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$662,028	$(15,847,847)
Loss (gain) from discontinued operations	(3,482,953)	12,849,756
Adjustments to reconcile net loss to net cash used in operating activities:
Other loss due to revaluation of accounts receivable and accounts payable	27,866	36,644
Depreciation	14,720	34,749
Loss on disposal of property and equipment	290	1,785
Impairment on other current assets	1,901,876	-
Shares issued to third parties for services provided	265,000	161,439
Stock option expenses	72,801	154,911
Realized gain on marketable securities available-for-sale	-	(21,963)
Amortization of debt discount	361,452	-
Change in fair value of derivative liability	(930,942)	425,446
Changes in operating assets and liabilities:
Accounts receivable (including accounts receivable from related parties)	(18,071)	(61,968)
Other receivable and prepaid expenses - related parties	3,255	399,210
Prepaid expenses and other current assets, net	(10,197)	368,906
Inventories	27	(17,066)
Accounts payable and accrued expenses	35,451	(439,821)
Advances from customers	-	524,298
Accounts and other payable - related parties	865,944	59,591
Other liabilities	(528,230)	35,142
Net cash used in operating activities - continuing operations	(759,683)	(1,336,788)
Net cash used in operating activities - discontinued operations	-	(12,991,588)
NET CASH USED IN OPERATING ACTIVITIES	(759,683)	(14,328,376)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of marketable securities available-for-sale	-	391,651
Net cash provided by investing activities - continuing operations	-	391,651
Net cash provided by investing activities - discontinued operations	-	3,241,547
NET CASH PROVIDED BY INVESTING ACTIVITES	-	3,633,198

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans	730,000	400,000
Borrowings from related parties	7,973	637,495
Proceeds from exercise of options	-	105,000
Repayments to related parties	(9,803)	-
Repayments of loan payable	(41,298)	(220,000)
Payments of dividend	-	(39,390)
Net cash provided by financing activities - continuing operations	686,872	883,105
Net cash provided by financing activities - discontinued operations	-	10,389,337
NET CASH PROVIDED BY FINANCING ACTIVITIES	686,872	11,272,442

EFFECT OF EXCHANGE RATE ON CASH AND CASH EQUIVALENTS	14,107	(951,149)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(58,704)	(373,885)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	82,675	539,176
Less: Cash and Cash Equivalents of Discontinued Operations at End of Period	-	137,878
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$23,971	$27,413

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$9,727	$45,319
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Deferred revenue received in the form of marketable securities	$22,500	$295,000
Unrealized gain (loss) on marketable securities available-for-sale	$(46,750)	$88,600
Collection of AR in the form of marketable securities	$22,500	$126,600
Liabilities reclassification from related parties to intercompany due to acquisition of Golden Trust	$-	$1,247,642
Debt discount recorded on convertible debt due to conversion feature	$361,452	$-
Derivative liabilities related to warrant price reset feature	$46,667	$-

The accompanying notes are an integral part of unaudited consolidated financial statements.

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015

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

In addition, in April 2015, the Company sold its entire 95% equity interest in CDI Jingkun Zinc Industry Co., Ltd. (“CDI Jingkun Zinc”) and 100% equity interest in Shanghai CDI Metal Material Co., Ltd. (“CDI Metal”) to Xiaowen Zhuang, a related party individual. The Company also sold its 100% equity interest in CDI Jixiang Metal Co., Ltd. (“CDI Jixiang Metal”) to Dragon Capital Group Corp (“Dragon Capital”), a related party company. As a result, results of operations, financial position and cash flows associated with CDI Jingkun Zinc, CDI Metal and CDI Jixiang Metal are reported as discontinued operations for all periods presented. CDI Jingkun Zinc, CDI Metal and CDI Jixiang Metal were entities in the Mineral Trading segment. For additional information, see Note 10 – Discontinued Operations.

For the nine months of fiscal year 2015 and 2014, subsidiaries included in continuing operations consisted of the following:

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
JUNE 30, 2015

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

Going Concern

For the three and nine months ended June 30, 2015, the Company has incurred a net loss from continuing operations of approximately $2.0 million and $2.8 million and the Company also has a working capital deficit of $6.1 million. Its cash and cash equivalent and its revenues are not currently sufficient and cannot be projected to cover operating expenses in the coming year. These factors raise substantial doubt as to the ability of the Company to continue as a going concern. Management’s plans include attempting to raise funds through debt and equity financings, restructure on-going operations to eliminate inefficiencies and continue to sell assets to raise cash and meet operating needs. Management intends to make every effort to identify and develop sources of funds. There is no assurance that management’s plans will be successful.

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

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015

Concentration of Credit Risks

Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash and trade accounts receivable. We deposit our cash with high credit quality financial institutions in the United States and China.  As of June 30, 2015, we had no bank deposits in the United States that exceeded federally insured limits. At June 30, 2015, we had deposits of $2,599 in banks in China. In China, there is no equivalent federal deposit insurance as in the United States, so the amounts held in banks in China are not insured. We have not experienced any losses in such bank accounts through June 30, 2015.

At June 30, 2015 and September 30, 2014, bank deposits by geographic area were as follows:

Country	June 30, 2015		September 30, 2014
United States	$21,372	89%	$54,034	65%
China	2,599	11%	28,641	35%
Total cash and cash equivalents	$23,971	100%	$82,675	100%

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

The Company’s loans payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at June 30, 2015 and September 30, 2014.

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
JUNE 30, 2015

The Company uses Level 3 of the fair value hierarchy to measure the fair value of its derivative liabilities and revalues the derivative liabilities at every reporting period and recognizes gains or losses in the consolidated statements of operations and comprehensive income (loss) that are attributable to the change in the fair value of derivative liabilities.

The financial assets and liabilities carried at fair value on a recurring basis at June 30, 2015 are as follows:

Financial assets and liabilities	Fair value	Level 1	Level 2	Level 3
Marketable equity securities	$45,602	$45,602	$-	$-
Receivable of marketable equity securities	14,400	14,400	-	-
Payable to be settled with marketable securities	-	-	-	-
Derivative liabilities	(1,325,218)	-	-	(1, 325,218)
	$(1,265,216)	$60,002	$-	$(1,325,218)

The financial assets and liabilities carried at fair value on a recurring basis at September 30, 2014 are as follows:

Financial assets and liabilities	Fair value	Level 1	Level 2	Level 3
Marketable equity securities	$47,352	$47,352	$-	$-
Receivable of marketable equity securities	58,900	58,900	-	-
Payable to be settled with marketable securities	(55,135)	(55,135)	-	-
Derivative liabilities	(1,848,041)	-	-	(1,848,041)
	$(1,796,924)	$51,117	$-	$(1,848,041)

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

Foreign Currency Translation

The accompanying consolidated financial statements are presented in United States dollars (“U.S. dollar”). The functional currency of our Chinese subsidiaries is the Renminbi (“RMB”), the official currency of the People’s Republic of China (“PRC”). Capital accounts of the consolidated financial statements are translated into U. S. dollars from RMB at their historical exchange rates when the capital transactions occurred. Assets and liabilities are translated at the exchange rates as of the balance sheet date. Income and expenditures are translated at the average exchange rates for the three and nine months periods ended June 30, 2015 and 2014, respectively. A summary of the conversion rates for the periods presented is as follows:

	June 30, 2015	September 30, 2014	June 30, 2014
Period end RMB: U.S. dollar exchange rate	6.0888	6.1534	6.1552
Average fiscal-year-to-date RMB: U.S. dollar exchange rate	6.1205	6.1400	6.1341

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015

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

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015

The following table presents the computation of basic and diluted loss per share for the three and nine months ended June 30, 2015 and 2014:

	For the Three Months Ended June 30, 2015	For the Three Months Ended June 30, 2014	For the Nine Months Ended June 30, 2015	For the Nine Months Ended June 30, 2014
Net loss allocable to common stockholders:
Net loss from continuing operations	$(2,033,517)	$(278,846)	$(2,820,925)	$(2,998,091)
Net Income (loss) from discontinued operations	3,482,953	(1,727,910)	3,482,953	(10,591,027)
Net income (loss) allocable to common stockholders	1,449,436	(2, 006,756)	662,028	(13,589,118)
Less: preferred stock dividends	20,130	20,130	60,390	60,390
Net income (loss) allocable to common stockholders less preferred stock dividends	$1,429,306	$(2,026,886)	$601,638	$(13,649,508)

Basic weighted average common shares outstanding	67,347,474	63,209,636	65,649,672	62,492,530
Dilutive weighted average common shares outstanding	67,347,474	63,209,636	65,649,672	62,492,530

Net income (loss) per common share - basic:
Net loss from continuing operations	$(0.03)	$(0.00)	$(0.04)	$(0.05)
Net income (loss) from discontinued operations	0.05	(0.03)	0.05	(0.17)
Net income (loss) per common share - basic	$0.02	$(0.03)	$0.01	$(0.22)
Net income (loss) per common share - diluted:
Net loss from continuing operations	$(0.03)	$(0.00)	$(0.04)	$(0.05)
Net income (loss) from discontinued operations	0.05	(0.03)	0.05	(0.17)
Net income (loss) per common share - diluted	$0.02	$(0.03)	$0.01	$(0.22)

Common stock equivalents are not included in the denominator in periods when anti-dilutive. We excluded 9,000,000 shares of our common stock issuable upon exercise of options, 777,778 shares of our common stock issuable upon exercise of warrants, 53,340,968 shares issuable upon conversion of series A preferred stock and 53,104,575 shares of common stock issuable upon conversion of convertible debt for the nine months ended June 30, 2015 as their effect was anti-dilutive. We excluded 9,000,480 shares of our common stock issuable upon exercise of options, 2,129,130 shares of our common stock issuable upon exercise of warrants and 30,394,981 shares issuable upon conversion of series A preferred stock for the nine months ended June 30, 2014 as their effect was anti-dilutive.

NOTE 3 – MARKETABLE SECURITIES AVAILABLE-FOR-SALE

Marketable securities available-for-sale and marketable securities available-for-sale-related party as of June 30, 2015 and September 30, 2014 consisted of the following financial instruments:

Company	June 30, 2015	% of Total	September 30, 2014	% of Total
Dragon Capital Group, Corp. – related party	$40,000	88%	$40,000	84%
China Logistics Group, Inc.	5,602	12%	7,352	16%
Marketable securities available-for-sale	$45,602	100%	$47,352	100%

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015

All the securities were received from our clients as consulting fees. During the nine months ended June 30, 2015 and 2014, we collected marketable securities originated from accounts receivable in the amount of $22,500 and $126,600, separately, and we collected marketable securities originated from deferred revenue in the amount of $22,500 and $295,000, respectively. We categorize the securities as investments in marketable securities available-for-sale or investments in marketable securities available-for-sale-related party. These securities are quoted either on an exchange or on the over the counter market system. Some of the securities are restricted and cannot be readily sold by us absent a registration of those securities under the Securities Act of 1933 (the “Securities Act”) or the availability of an exemption from the registration requirements under the Securities Act. Our policy is to liquidate the securities on a regular basis. As these securities are often restricted, we are unable to liquidate them until the restriction is removed. Unrealized gains or losses on marketable securities available-for-sale and on marketable securities available-for-sale-related party are recognized on a periodic basis as an element of comprehensive income based on changes in the fair value of the security. Once liquidated, realized gains or losses on the sale of marketable securities available-for-sale and marketable securities available-for-sale-related party are reflected in our net income for the period in which the security was liquidated.

The marketable securities available-for-sale-related party totaled $40,000 and $40,000 at June 30, 2015 and September 30, 2014, respectively and composed solely of the securities of Dragon Capital Group, Corp. (“Dragon Capital”). Mr. Lisheng (Lawrence) Wang, the CEO and Chairman of the Board of Dragon Capital, is the brother of James (Yuejian) Wang, the CEO of the Company. These securities were issued by Dragon Capital as compensation for consulting services. Dragon Capital is a non-reporting company whose securities are quoted on the OTC Pink Tier of the OTC Markets Group. As such, under Federal securities laws, securities of Dragon Capital generally cannot be resold by us in absence of a registration of those securities under the Securities Act or unless there exists an available exemption from such registration.

Our marketable securities available-for-sale are carried at fair value. Under the guidance of ASC320, “Investments”, we periodically evaluate our marketable securities to determine whether a decline in their value is other than temporary. Management utilizes criteria such as the magnitude and duration of the decline, in addition to the reasons underlying the decline, to determine whether the loss in value is other than temporary. The term “other-than-temporary” is not intended to indicate that the decline is permanent. It indicates that the prospects for a near term recovery of value are not necessarily favorable, or that there is a lack of evidence to support fair values equal to, or greater than, the carrying value of the investment. Once a decline in value is determined to be other than temporary, the value of the security is reduced and a corresponding impairment charge to earnings is recognized. In this assessment for various securities at June 30, 2015 and September 30, 2014, the guidance in ASC 320, “the Investment-Debt and Equity Securities”, is carefully followed. In accordance with ASC 320-10-35-33, when an entity has decided to sell an impaired available-for-sale security and the entity does not expect the fair value of the security to fully recover before the expected time of sale, the security shall be deemed other-than-temporarily impaired in the period in which the decision to sell is made. However, an entity shall recognize an impairment loss when the impairment is deemed other than temporary impairment even if a decision to sell has not been made.

For the nine months ended June 30, 2015 and 2014, we had no loss related to other than temporary impairment.

Marketable securities available-for-sale and marketable securities available-for-sale-related party are either valued at the date received or at the date when services are rendered. The table below provides a summary of the changes in the fair of marketable securities for the nine months ended June 30, 2015:

		For the Nine Months Ended June 30, 2015
	September 30, 2014	Fair value received/sold	Cost basis adjustment for other than temporary impairment	Unrealized loss	June 30, 2015

Investment in marketable securities available-for-sale	$7,352	$-	$-	$1,750	$5,602
Investment in marketable securities available-for-sale - related party	40,000	45,000	-	45,000	40,000
Total investment in securities available-for-sale	$47,352	$45,000	$-	$46,750	$45,602

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015

NOTE 4 – ACCOUNTS RECEIVABLE AND ACCOUNTS RECEIVABLE - RELATED PARTY

Accounts receivables generally include trade receivables and receivables of marketable securities available-for-sale. These receivables are carried at fair market value. The changes in the fair market value of the marketable securities underlying the receivables are reflected in earnings for each period. At June 30, 2015 and September 30, 2014, the fair value of available-for-sale securities receivable was $14,400 and $58,900, respectively. At June 30, 2015, we also had $13,139 of trade receivables related to the consulting service provided which were not in the form of marketable securities available-for-sale.

At June 30, 2015, we have $14,400 receivable due from 9,000,000 share of common stock of China Logistic, Inc (OTC: CHLO). At September 30, 2014, we have $18,900 receivable due from 9,000,000 shares of common stock of China Logistics Group, Inc (OTC: CHLO), and $40,000 related party receivable due from 50,000,000 shares of common stock of Dragon Capital (Pink Sheet: DRGV), a related party.

NOTE 5 - LOANS PAYABLE

Loans payable at June 30, 2015 and September 30, 2014 consisted of the following:

Description	June 30, 2015	September 30, 2014
China Direct Investments loan from four Chinese citizens. Due on February 28, 2013, and currently in default. 12% annual interest rate. Secured by 5,099,115 shares of the common stock of China Education International, Inc., which are deemed worthless. (1)	$1,000,000	$1,000,000

China Direct Investments loan from Marc Siegel, with an original principal of $92,125. Due on March 31, 2013. Lenders agreed to waive interest. Secured by pledge of certain assets of CDII. The Company paid off the Marc Siegel loan on January 13, 2015.	-	32,125

China Direct Investments loan from Draco Resources, Inc. Due on March 18, 2015 with 2% annual interest rate. The loan is unsecured.	200,000	200,000

CDII loan from TCA Global Credit Master Fund, LP. Due on January 31, 2015 with 10% annual interest rate and secured by pledge of assets of CDII. (2)	650,000	650,000

China Direct Investments loan from Kong Tung, a Chinese citizen. Due on January 7, 2015 and currently in default. 2% interest rate per month. Secured by pledge of assets of CDII. (3)	600,000	-

China Direct Investments loan from Yewen Xi, a Chinese citizen. $500,000 is due on December 31, 2015 and $200,000 is due on May 31, 2016. 12% annual interest rate. Yewen Xi has the right to convert the outstanding principal amount and interest into common stock of CDII at the fixed conversion price of $0.03 per share upon maturity. Secured by pledge of assets of CDII.	700,000	-

CDII loan from Money Works Direct. 11.25% interest rate per month. Secured by pledge of assets of CDII. Due on September 14, 2015 and the Company paid off this loan and accrued interests on July 17, 2015.	20,827	-
Total	3,170,827	1,882,125
Less: current portion	(3,170,827)	(1,882,125)
Loans payable, long-term	$-	$-

(1)
On May 28, 2015, we entered into four stock purchase agreements with four Chinese citizens converting the four promissory notes originally signed on August 21, 2012 in an aggregate amount of $1,000,000 into 20 million shares of CDII common stock at $0.05 per share. On August 7, 2015, the Company issued 20 million shares of CDII common stock to the lenders.

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015

(2)
On July 30, 2014, we closed a senior secured revolving credit facility agreement (the “Credit Agreement”) with TCA Global Credit Master Fund, LP (“TCA”), a Cayman Islands limited partnership. Pursuant to the Credit Agreement, TCA agreed to loan us up to a maximum of $5 million for working capital purposes. The initial credit line is $2,000,000 subject to funding in the discretion of TCA. In connection with the closing, an initial take down of $650,000 was funded by TCA. Any increase in the amount of the credit line from the initial amount up to the maximum amount is at the discretion of TCA. On July 31, 2014, we issued 3,154,115 restricted shares of our common stock valued at about $0.06 per share to TCA for a total of $175,000 for advisory services provided. Based on the Credit Agreement, upon an event of default, the lender may convert all or any portion of the outstanding principal and accrued interest payables into shares of the Company’s common stock equal to the 85% of the average of the lowest daily volume weighted average price (“VWAP”) of the five business days prior to the conversion day. On December 12, 2014, TCA claimed this loan was in default due to the Company’s failure to provide timely monthly reporting. The Company recorded derivative liabilities and debt discount of $361,452 on December 12, 2014. Since the loan was in default, the full amount of $361,452 debt discount was charged to interest expense on the same day. Also see Note 6 for derivative liabilities and Note 11 for discussion of lawsuit filed by TCA against the Company and James (Yuejian) Wang related to this loan agreement.

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

The table below shows the Black Scholes Option Pricing Model inputs used by the Company to value the conversion option derivative liability, as well as the determined value of the option liability at each measurement date:

Date	Shares	Debt Principal	Volatility	Dividend Yield	Risk Free Rate	Expected Term (in years)	Fair Value of Conversion Option Liability
12/12/2014	23,675,105	650,000	130.96%	0.00%	0.09%	0.5	361,452
6/30/2015	53,104,575	650,000	220.33%	0.00%	0.11%	0.5	497,201

As of June 30, 2015 and September 30, 2014, the carrying amounts of the derivative liabilities for convertible note were $497,201 and $0, respectively. The net changes in fair value of derivative liabilities of convertible note were expense of $220,273 and $135,749 during the three and nine months ended June 30, 2015, respectively.

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015

The Company also issued warrants with exercise price subject to adjustment if the Company, at any time while the warrant is outstanding, shall issue rights, options or warrants to all holders of common stock (and not to the holders) entitling them to subscribe for or purchase shares of common stock at a price per share less than the VWAP on the record date, then, the exercise price shall be multiplied by a fraction, of which the denominator shall be the number of shares of the common stock outstanding on the date of issuance of such rights, options or warrants plus the number of additional shares of common stock offered for subscription or purchase, and of which the numerator shall be the number of shares of the common stock outstanding on the date of issuance of such rights, options or warrants plus the number of shares which the aggregate offering price of the total number of shares so offered would purchase at such VWAP. The price reset provision makes the warrant not indexed to the Company’s own stock, and therefore requires the warrant to be treated as derivative liabilities as provided under EITF 07-05.

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

As of June 30, 2015 and September 30, 2014, the carrying amounts of the derivative liabilities for warrants were $11,900 and $0, respectively. As of June 30, 2015 and September 30, 2014, the carrying amounts of the derivative liabilities for preferred stock conversion option were $816,117 and $1,848,041, respectively. The net changes in fair value of derivative liabilities of warrants and preferred stock were income of $401,331 and $1,066,691 during the three and nine months ended June 30, 2015, respectively, and income of $425,827 and expense of $425,446 during the three and nine months ended June 30, 2014, respectively.

Below is the reconciliation of the fair value of the Company’s derivative liabilities during the nine months ended June 30, 2015:

Beginning balance as of September 30, 2014	$1,848,041
Additions due to convertible note - TCA loan	361,452
Additions due to warrants	46,667
Change in fair value of derivative liabilities	(930,942)
Ending balance as of June 30, 2015	$1,325,218

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015

NOTE 7 - RELATED PARTY TRANSACTIONS

List of Related Parties

We have specified the following persons and entities as related parties with ending balances as of June 30, 2015 and September 30, 2014:

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

-	Xumin Cui, the son-in-law of Yuwei Huang;
-	James (Yuejian) Wang, the CEO of the Company;
-	Lawrence Wang, the brother of James (Yuejian) Wang;
-	Dragon Capital Group, Corp. (“Dragon Capital”), a company organized under the laws of Nevada, USA, the principal owner of Dragon Capital is Lawrence Wang; and
-	Mining & Logistics SRL (“Mining & Logistics”), a company organized under the laws of Bolivia and is owned by a management member of CDII Bolivia.

At June 30, 2015 and September 30, 2014, other receivables-related parties for working capital purposes were $0 and $3,255, respectively, as follows:

CD International Subsidiary	Related Party	June 30, 2015	September 30, 2014
CDII Chile	Kong Tung	$-	$3,255
Total Other Receivables -Related Parties		$-	$3,255

As of June 30, 2015, loan payables and other payables – related parties were $1,312,585 consisting of loan payables – related parties of $379,982 and other payables – related parties of $932,603 as set forth below:

Loan Payables – Related Parties

At June 30, 2015 and September 30, 2014, loan payables – related party was for working capital purposes, which were $379,982 and $1,023,072, respectively, as follows:

CD International Subsidiary	Related Party	June 30, 2015	September 30, 2014
China Direct Investments	Kong Tung	$-	$669,600
China Direct Investments	James (Yuejian) Wang	379,982	353,472
Total Loan Payables -Related Parties		$379,982	$1,023,072

From time to time, China Direct Investments borrowed loans from James (Yuejian) Wang. At June 30, 2015 and September 30, 2014, CDII owed James (Yuejian) Wang a total of $379,982 and $353,472, including aggregate principal loan amount of $300,000 and accrued interest of $79,982 and $53,472, respectively. The loans bear interest at 12% per annum with principal of $270,000 due on December 31, 2013, and $30,000 due on September 30, 2014. These loans are currently in default.

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015

On April 7, 2014, China Direct Investments borrowed $600,000 from Kong Tung, who was the former Director of the Company. Since Kong Tung resigned his position as a Director of the Company on March 26, 2015, the Company reclassified the principal of the related party loan payable of $600,000 and related party interest payable of $141,600 as of March 31, 2014 to loan payable and interest payable.

Other Payables – Related Parties

At June 30, 2015 and September 30, 2014, other payables – related party for working capital purposes were $932,603 and $560,491, respectively, as follows:

CD International Subsidiary	Related Party	June 30, 2015	September 30, 2014
China Direct Investments	James (Yuejian) Wang	$868,828	$485,464
China Direct Investments	Dragon Capital	9,117	19,124
CDI Shanghai Management	Xiaowen Zhuang	46,643	46,152
CDI Shanghai Management	Dragon Capital	8,015	9,751
Total Other Payable - Related Parties		$932,603	$560,491

Revenue – Related Parties

The Company provided consulting service to one of its related companies, Dragon Capital. The consulting revenues of $10,000 and $23,750 were recognized for the three and nine months ended June 30, 2015, respectively, compared with the consulting revenues of $15,000 and $51,250 recognized for the three and nine months ended June 30, 2014, respectively.

NOTE 8 – CAPITAL STOCK

Preferred Stock and Related Dividends

As of June 30, 2015 and September 30, 2014, there were 1,006 shares of series A convertible preferred stock outstanding. The series A preferred stock has a stated value per share of $1,000, carries an 8% per annum dividend rate payable quarterly in arrears and was initially convertible into our common stock at $7.00 per share. The dividends are payable in cash or shares of our common stock, at our option, subject to certain provisions. The terms of the Series A preferred stock provide that if we sell common stock at a price per share less than the then conversion price of the preferred stock, then we are required to reduce the conversion price of the series A convertible preferred stock to the lower price of the subsequent sale. Since we have issued securities at prices lower than the exercise price of the $7.00 per share conversion price of the series A preferred stock, we reduced the exercise price of those outstanding securities. At June 30, 2015, the conversion price of the series A preferred is adjusted to $0.03.

The dividends calculated at $20,130 per quarter are payable in cash or shares of our common stock at our option subject to certain provisions. If paid in shares of common stock, the stock shall be valued at the lower of the conversion price or the average of the weighted average price of the 10 consecutive trading days immediately preceding the dividend date. During the nine months ended June 30, 2015, we did not pay off dividends in cash or our common stock on our series A convertible preferred stock. During the nine months ended June 30, 2014, we paid $39,390 of dividends in cash. As of June 30, 2015 and September 30, 2014, accrued dividend payable is $128,645 and $68,255, respectively. The conversion price of the preferred stock is subject to adjustment, and therefore requires the conversion feature to be treated as derivative liabilities as provided under EITF 07-05. See Note 6 for discussions on derivative liabilities.

Common Stock

We have 1,000,000,000 shares of common stock, par value $.0001, authorized. At June 30, 2015, there were 67,347,474 shares of common stock issued and outstanding and there were 60,847,474 shares of common stock issued and outstanding at September 30, 2014.

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015

During the nine months ended June 30, 2015, we issued a total of 6,500,000 shares of our common stock to consultants for services, valued at $265,000. During the nine months ended June 30, 2014, we issued a total of 4,810,000 shares of our common stock comprising 1,610,000 shares to consultants for services, valued at $161,439 and 3,200,000 shares in connection with the exercise of 3,200,000 stock options for consideration of $160,000, including the actual net cash receipts of $105,000, $12,150 in receivables which had been collected in December of 2014, and $42,850 to settle our debts and accrued liabilities in the amount of $75,002, resulting in a gain of $32,152 on settlement due to the excess of liabilities forgiven.

Options

The following table sets forth our stock option activities during the nine months ended June 30, 2015:

Description	Shares underlying options	Weighted average exercise price
Balance at September 30, 2014	9,000,480	$0.05
Outstanding and exercisable at September 30, 2014	3,000,480	$0.05
Expired	(480)	11.25
Balance at June 30, 2015	9,000,000	$0.05
Outstanding and Exercisable at June 30, 2015	3,000,000	$0.05

As of June 30, 2015 and September 30, 2014, we had 3,000,000 and 3,000,480 shares underlying options outstanding and exercisable, respectively.

The remaining contractual life and exercise price of options outstanding and exercisable at June 30, 2015 are as follows:

Number of options outstanding and exercisable	Exercise price	Remaining contractual life (Years)
3,000,000	$0.05	2.25
3,000,000	$0.05

The Company recognized a total of $72,801 and $154,911 stock option expenses for the nine months ended June 30, 2015 and 2014, respectively. The value of options was calculated using Black Scholes Option Pricing Model based upon the following assumptions: dividend yield of 0%, volatility of 120% - 139%, risk free rate of 0.48% - 1.20%, and an expected term of 2.5 to 4.5 years.

Common Stock Purchase Warrants

A summary of the status of our outstanding common stock purchase warrants granted as of June 30, 2015 and changes during the period is as follows:

	Shares underlying warrants	Weighted average exercise price
Outstanding and exercisable at September 30, 2014	2,129,130	$2.20
Expired	(1,351,352)	2.31
Balance at June 30, 2015	777,778	$2.00(1)
Outstanding and exercisable at June 30, 2015	777,778	$2.00

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015

The following information applies to all warrants outstanding and exercisable at June 30, 2015.

Number of Warrants outstanding and exercisable	Exercise Price	Remaining contractual life (Years)
777,778	$2.00(1)	1.01
777,778	$2.00	1.01

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

NOTE 9 - SEGMENT INFORMATION

For the nine months ended June 30, 2015 and 2014, the Company operated in two reportable business segments - (1) Mineral Trading segment, where we sell and distribute of a variety of products, including iron ore products, non-ferrous metals, recycled materials, and industrial commodities, and (2) Consulting segment where we provide business and financial consulting services to U.S. public companies that operate primarily in China. The Company's reportable segments are strategic business units that offer different products. They are managed separately based on the fundamental differences in their operations. Information with respect to these reportable business segments for the three and nine months ended June 30, 2015 and 2014 are as follows:

	For the Three Months Ended June 30, 2015	For the Three Months Ended June 30, 2014	For the Nine Months Ended June 30, 2015	For the Nine Months Ended June 30, 2014
Revenues:
Mineral Trading	$-	$5,976	$-	$469,216
Consulting	74,636	207,059	247,052	665,706
-Include: revenues from related parties	10,000	15,000	23,750	51,250
Total revenue:	$74,636	$213,035	$247,052	$1,134,922

Depreciation:
Mineral Trading	$-	$1,989	$24	$12,455
Consulting	4,251	9,519	14,696	22,294
Total depreciation:	$4,251	$11,508	$14,720	$34,749

Interest expenses and interest expenses – related parties:
Mineral Trading	$-	$515	$-	$7,904
Consulting	76,625	48,194	581,510	98,072
Total interest expenses and interest expenses – related parties:	$76,625	$48,709	$581,510	$105,976

Net loss from continuing operations:
Mineral Trading	$(39)	$(222,494)	$(35,023)	$(987,954)
Consulting	(2,033,478)	(56,352)	(2,785,902)	(2,010,137)
Total net loss from continuing operations:	$(2,033,517)	$(278,846)	$(2,820,925)	$(2,998,091)

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015

Total tangible assets by segment as of June 30, 2015 and September 30, 2014 are as follows:

	June 30, 2015	September 30, 2014
Mineral Trading	$3,454	$3,478
Consulting	68,962	83,204
Total assets	$72,416	$86,682

NOTE 10 – DISCONTINUED OPERATIONS

Subsidiaries Disposed

In April 2015, the Company sold its entire 95% equity interest in CDI Jingkun Zinc and 100% equity interest in CDI Metal to Xiaowen Zhuang, a related party individual. The Company also sold its 100% equity interest in CDI Jixiang Metal to Dragon Capital, a related party company. As a result, results of operations, financial position and cash flows associated with CDI Jingkun Zinc, CDI Metal and CDI Jixiang Metal are reported as discontinued operations for all periods presented. The Company had a gain on disposal of subsidiaries of $3,482,953 in the three months ended June 30, 2015. CDI Shanghai Management and Capital Resource Management had other receivables in the amount of $490,156 and $1,411,720, respectively, from the disposed entities as of March 31, 2015. In connection with the disposal, all the receivables were deemed uncollectable and as a result were written off. The write-off of receivables for total amount of $1,901,876 was presented as impairment on other current assets.

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

Summarized Financial Information for Discontinued Operations

The following table presents the results of discontinued operations for the three and nine months ended June 30, 2015 and 2014:

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2015	2014	2015	2014
Revenues	$-	$13,387,572	$-	$32,146,571
Cost of revenues	-	14,324,587	-	34,981,757
Loss before income taxes	-	(1,790,330)	-	(12,849,756)
Income tax expense	-	-	-	-
Loss from discontinued operations	-	(1,790,330)	-	(12,849,756)
Gain from disposal, net of taxes	3,482,953	-	3,482,953	-
Total income (loss) from discontinued operations	$3,482,953	$(1,790,330)	$3,482,953	$(12,849,756)

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015

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

On April 28, 2015, TCA Global Credit Master Fund, LP. ("TCA") filed a complaint/petition in the Circut Court of for the 17th Judicial Circuit in and for Broward County, Florida. (Case No. 15-007210). The complaint/petition alleges that: 1) the Company is in breach of credit facility agreement by CD International Enterprises, Inc.; 2) the court should order foreclosure of security interest against CD International Enterprises, Inc., CDI China, Inc., China Direct Investments, Inc., CDII Minerals, Inc. International Magnesium roup, Inc., and James (Yuejian) Wang; 3) the Company is in breach of revolving convertible promissory note by CD International Enterprises, Inc.; 4) the Company is in breach of guaranty against James (Yuejian) Wang and CDI China, Inc., China Direct Investments, Inc., CDII Minerals, Inc. International Magnesium Group, Inc.; 5) the Company has made fraudulent misrepresentation as to CD International and James (Yuejian) Wang; and 6) the Company has made negligent misrepresentation as to CD International Enterprises, Inc. and James (Yuejian). TCA demanded the repayment of principal of $650,000 and interest payable of $46,123. In addition, TCA demanded the payment of default interest and penalties on the note in the amount of $30,145 and $106,115 on the advisory fee, respectively. The Company considered the allegations without merits, denied such allegations and intends to vigorously defend the position. The Company has entered a counter claim against TCA in violation of Florida Usury Laws. Currently both sides have suspended the litigation and are preparing to settle. The Company did not record additional expenses related to the case.

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015

NOTE 12 - SUBSEQUENT EVENTS

On July 17, 2015, the Company repaid the loan of $30,000 borrowed from Money Works Direct and related interest of $11,593 and received a replacement loan of $100,000 at a lowered monthly interest rate of approximately 4.21%. The loan is due in nine and half months.

On August 7, 2015, the Company issued 20 million shares of common stock to four Chinese citizens pursuant to the stock purchase agreement signed on May 28, 2015, in which the four Chinese citizens agreed to convert their promissory notes originally signed on August 21, 2012 in an aggregate amount of $1,000,000 into 20 million shares of CDII common stock at $0.05 per share. The original promissory notes were due on February 28, 2013 and bear an interest rate of 12% per annum.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

The following discussion and analysis of our consolidated financial condition and results of operations for the three and nine months ended June 30, 2015 and 2014 should be read in conjunction with the consolidated financial statements and other information presented in our Annual Report on Form 10-K for the year ended September 30, 2014 as filed with the Securities and Exchange Commission on June 12, 2015 and with the consolidated financial statements and other information presented in this Quarterly Report on Form 10-Q.

OVERVIEW OF OUR OPERATIONS

Our Business

We are a U.S. company that manages a portfolio of entities in China and the United States of America. We used to operate in three identifiable business segments, as defined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 280, “Segment Reporting”: Magnesium, Mineral Trading and Consulting. Beginning in 2006, we established our Magnesium and Mineral Trading segments which have grown through acquisitions of controlling interests of Chinese private companies. We consolidate these acquisitions as either our wholly or majority owned subsidiaries. Through our U.S. based industrial commodities business, we source, finance, manage logistics, and sell industrial commodities from South America for ultimate distribution in China. We also provide business and management consulting services to public and private American and Chinese businesses.

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

According to Ministry of Commerce of China, in 2014, China’s import and export totaled $4,328 billion (26,400 billion RMB), with a year-on-year growth of 2.3%.  China’s export was $2,359 billion (14,391 billion RMB), up by 4.9% and its import was $2,974 billion (12,042 billion RMB), and decreased by 0.9%, with trade surplus of $385 billion (2,349 billion RMB). In December 2014, China’s import and export totaled $405.41 billion with a year-on-year growth of 4%. China’s export was $227.51 billion, up by 9.7%, and its import was $177.9 billion, down by 2.4%, with trade surplus of $49.61 billion. In the first quarter of 2015, China’s import and export totaled US$ 904.17 billion, down by 6.3% year-on-year. Export was US$ 513.93 billion, up by 4.7% year-on-year, and import was US$ 390.23 billion, down by 17.6%, with trade surplus of US$ 123.70 billion. In June 2015, China’s import and export totaled US$ 337.49 billion, down by 1.2% year on year. Export was US$ 192.01 billion, up by 2.8%, and import was US$ 145.48 billion, down by 6.1%, with trade surplus of US$ 46.54 billion.

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

GOING CONCERN

Our financial statements have been prepared assuming we will continue as a going concern. The report of our independent registered accounting firm on our financial statements for the year ended September 30, 2014 contained a qualification as to our ability to continue as a going concern. For the three and nine months ended June 30, 2015, we reported a net loss from continuing operations of approximately $2.0 million and $2.8 million. At June 30, 2015, we had a working capital deficit of $6.1 million. For the three and nine months ended June 30, 2015, our revenues declined by approximately 65% and 78% from the comparable period in fiscal 2014. These, among other issues, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of these uncertainties.

RESULTS OF OPERATIONS

For the three and nine months ended June 30, 2015 and 2014, subsidiaries included in continuing operations consisted of the following:

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

Summary of Selected Consolidated Financial Information

	For the Three Months Ended June 30,
	2015		2014
(Dollars in thousands)	Amount	% of Revenues	Amount	% of Revenues	% Increase (Decrease)

Mineral Trading	$-	0%	$6.0	3%	(100%)
Consulting segment	74.6	100%	207.0	97%	(64%)
Consolidated Revenues	$74.6	100%	$213.0	100%	(65%)
Cost of revenues	19.8	27%	30.7	14%	(35%)
Gross profit	54.8	73%	182.3	86%	(70%)
Total operating expenses	2,207.5	2,959%	817.1	384%	170%
Total net loss from continuing operations	$2,033.5	2,725%	$278.9	131%	(629%)

	For the Nine Months Ended June 30,
	2015		2014
(Dollars in thousands)	Amount	% of Revenues	Amount	% of Revenues	% Increase (Decrease)

Mineral Trading	$-	0%	$469.2	41%	(100%)
Consulting segment	247.1	100%	665.7	59%	(63%)
Consolidated Revenues	$247.1	100%	$1,134.9	100%	(78%)
Cost of revenues	49.8	20%	713.0	63%	(93%)
Gross profit	197.3	80%	421.9	37%	(53%)
Total operating expenses	3,442.6	1,393%	3,073.7	271%	12%
Total net loss from continuing operations	$2,820.9	1,142%	$2,998.1	264%	(6%)

Analysis of Operating Results by Segment

A summary of our comparative operating results by segment for the three and nine months ended June 30, 2015 and 2014 is as follows:

Mineral Trading Segment	Three Months Ended June 30,		Nine Months Ended June 30,
(Dollars in thousands)	2015	2014	2015	2014
Total revenues	$-	$6.0	$-	$469.2
Cost of revenues	-	0.1	-	599.6
Gross profit	-	5.9	-	(130.4)
Total operating expenses (income)	(0.4)	228.0	34.4	898.0
Operating income (loss)	$0.4	$(222.1)	$(34.4)	$(1,028.4)

Consulting Segment	Three Months Ended June 30,		Nine Months Ended June 30,
(Dollars in thousands)	2015	2014	2015	2014
Total revenues	$74.6	$207.0	$247.1	$665.7
Cost of revenues	19.8	30.7	49.8	113.4
Gross profit	54.8	176.3	197.3	552.3
Total operating expenses	2,208.0	589.1	3,408.3	2,175.7
Operating loss	$(2,153.2)	$(412.8)	$(3,211.0)	$(1,623.4)

Revenues

Revenues in the three month ended June 30, 2015 decreased by 65%, as compared to the three month ended June 30, 2014, primarily due to the decreased revenue generated from our Consulting segment and we do not have revenue generated in our Mineral Trading segment. Revenue in the nine months ended June 30, 2015 decreased by 78%, as compared to the nine months ended June 30, 2014, also primarily due to a decrease of approximately $470,000 in revenues generated from our Mineral Trading segment, and a decrease of approximately $419,000 in revenue generated from our Consulting segment. Our Consulting segment revenues primarily consist of consulting and advisory service fees we received from certain publicly traded U.S. companies with their primary business operations located in the PRC. We receive a fixed number of shares of their marketable securities or fees from those client companies, including both recurring and one-time transaction fees for services provided to clients. Consulting segment revenues vary from period to period depending upon the timing, nature and scope of services we provide to a particular client and performance of our client companies' stock price. Our Consulting segment generated approximately $75,000 and $247,000 in revenues during the three and nine months ended June 30, 2015, as compared to $207,000 and $666,000 during the three and nine months ended June 30, 2014, primarily due to the declining value of our client companies' stock, coupled with a reduction in scope of consulting and transactional services provided to the new clients during the three and nine months ended June 30, 2015, respectively.

Gross Profit

Our consolidated gross profit in the three and nine months ended June 30, 2015 decreased by approximately $128,000 and $225,000 as compared to the three and nine months ended June 30, 2014, respectively. Our consolidated gross profit margin decreased to 73% and increased to 80% in the three and nine months ended June 30, 2015, as compared to gross profit margin of 86% and 37% during the three and nine months ended June 30, 2014, respectively. The decrease in gross profit margin during the three months ended June 30, 2015 was primarily attributable to a lack of revenue to offset costs incurred as we continue to provide services to client companies with less revenue recognized. The increase in gross profit margin during the nine months ended June 30, 2015 was primarily attributable to the lowered cost of revenue from the reduced production activities.

Gross profit in our Consulting segment for the three and nine months ended June 30, 2015 was approximately $55,000 and $197,000 with a margin of 73% and 80%, as compared to a gross profit of $176,000 and $552,000, respectively, with  margins of 85% and 83% for the three and nine months ended June 30, 2014. The decrease in gross profit and gross profit margin were primarily due to lowered revenue resulting from the reduced scale of operations in the three and nine months ended June 30, 2015 compared with the same period in fiscal year 2014.

Total Operating Expenses

Total operating expenses, net of other operating income, increased by approximately $1,390,000 and $369,000, or 170% and 12%, in the three and nine months ended June 30, 2015, as compared to same period in fiscal year 2014, respectively. The increase was primarily due to a $1,902,000 impairment loss on the receivables from the disposed operations in China in the Consulting segment, and offset by the decrease of $511,000 and $1,533,000 in general and administrative expenses during the three and nine months ended June 30, 2015, as compared to the same period in fiscal year 2014.

General and administrative expenses in our Consulting segment for the three months ended June 30, 2015 decreased by approximately $283,000, or 48% as compared to the three months ended June 30, 2014, this decrease is primarily due to the expiration of our employment contract with several employees and downsizing of the office space in U.S. headquarters and China based operation. Comparing the three months ended June 30, 2015 to the same period of fiscal 2014, we had a decrease of approximately $148,000 in employee payroll, a decrease of $24,000 in insurance expense, a decrease of $17,000 in accounting fee, a decrease of $12,000 in office expense with telephone fee, a decrease of $66,000 in office rent, a decrease of $24,000 in travel expense, and a decrease of $10,000 in meal and entertainment expense.

General and administrative expenses in our Consulting segment for the nine months ended June 30, 2015 decreased by approximately $669,000, or 31% as compared to the nine months ended June 30, 2014, primarily due to the expiration of our employment contract with several employees. Comparing the nine months ended June 30, 2015 to the same period of fiscal 2014, we had a decrease of approximately $312,000 in employee payroll, a decrease of $58,000 in insurance expense, a decrease of $86,000 in accounting consulting fee, a decrease of $36,000 in office expense with telephone fee, a decrease of $92,000 in office rent, a decrease of $26,000 in meal and entertainment expense, a decrease of $79,000 in public relation expenses and press release, a decrease of $15,000 in finance service fee and a decrease of $13,000 in travel expense, which were offset by an increase of $55,000 consulting service fee.

General and administrative expenses in our Mineral Trading segment for the three and nine months ended June 30, 2015 decreased by approximately $228,000 and $864,000, or 100% and 96% as compared to the three and nine months ended June 30, 2014, primarily due to the decreased fees including traveling expenses, office rents, employee and consulting expenses in Chile and US offices.

Other Income and Expenses

In the three months ended June 30, 2015, other income was approximately $119,000, as compared to other income of $356,000 in the three months ended June 30, 2014. For the three months ended June 30, 2015 compared with the same period in fiscal year 2014, we have a decrease of approximately $245,000 in change in fair value of derivative liability related to our preferred stock, convertible note and warrants which is non-cash gain, a decrease of approximately $30,000 for gain on revaluation of receivable and payable of marketable securities available-for-sale, an increase of approximately $28,000 in interest expenses and interest expenses – related parties, and offset by a decrease of approximately $71,000 for realized loss on marketable securities available-for-sale.

In the nine month ended June 30, 2015, other income was approximately $424,000, as compared to other expense of $346,000 in the nine months ended June 30, 2014. For the nine months ended June 30, 2015 compared with the same period in fiscal year 2014, we have an increase of approximately $1,356,000 in change in fair value of derivative liability related to our preferred stock, convertible note and warrants which is non-cash gain, offset by an increase of approximately $476,000 in interest expenses and interest expenses – related parties primarily related to amortization of debt discount, a decrease of approximately $22,000 for realized gain on marketable securities available-for-sale, and a decrease of approximately $97,000 in bad debt recovery and reversal of the over accrued expenses.

Income Taxes

During the nine months ended June 30, 2015 and 2014, we did not record any income tax expense, since the loss was significant.

Net Loss from Continuing Operations

Net loss from continuing operations for the three and nine months ended June 30, 2015 amounted to approximately $2,034,000 and $2,821,000 as compared to net loss of $279,000 and $2,998,000 for the three and nine months ended June 30, 2014, respectively. The changes in net loss from continuing operations resulted from the factors discussed above. The net loss from continuing operations for the three months ended June 30, 2015 primarily consisted of $306,000 in general and administrative expense, and impairment loss on other assets of $1,902,000, offset by $119,000 in other income in the three months ended June 30, 2015. The net loss from continuing operations for the nine months ended June 30, 2015 primarily consisted of $3,443,000 in operating expense, offset by $424,000 in other income in the nine months ended June 30, 2015.

Discontinued Operations

As described elsewhere in this report, in April 2015, the Company sold its entire 95% equity interest in CDI Jingkun Zinc and 100% equity interest in CDI Metal to Xiaowen Zhuang, a related party individual. The Company also sold its 100% equity interest in CDI Jixiang Metal to Dragon Capital, a related party company. As a result, results of operations, financial position and cash flows associated with CDI Jingkun Zinc, CDI Metal and CDI Jixiang Metal are also reported as discontinued operations for all periods presented. The Company recorded a gain on disposal of subsidiaries of $3.5 million in the three months and nine months ended June 30, 2015, respectively, as compared to a loss of $1.8 million and $12.8 million from discontinued operations for the three and nine months ended June 30, 2014.

Net Income/Loss

Net income for the three and nine months ended June 30, 2015 amounted to approximately $1.5 million and $0.7 million, as compared to net loss of approximately $2.1 million and $15.8 million for the three and nine months ended June 30, 2014 respectively. For the three months ended June 30, 2015, we had a decrease of $1.8 million in losses from discontinued operations, together with an increase of $3.5 million from the gain on disposal of subsidiaries, which was offset by the $1.9 million increase in impairment on other current assets. For the nine months ended June 30, 2015 compared with the same period in fiscal year 2014, we had a decrease of $12.8 million in losses from discontinued operations, together with an increase of $3.5 million from the gain on disposal of subsidiaries.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash. As of June 30, 2015, we had a working capital deficit of $6.1 million, as compared to that of $7.1 million as of September 30, 2014.We rely upon cash generated from our operations, the sale of our subsidiaries, access under factoring and other lending relationships and advances from related parties to fund our operations. We do not have any commitments for capital expenditures.

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

Our cash balance as of June 30, 2015 amounted to approximately $24,000, a decrease of $59,000, as compared to September 30, 2014. During the nine months ended June 30, 2015, we had cash outflow of approximately $760,000 used in operating activities, and offset by the net cash provided by financing activates of $687,000.

Our marketable securities available-for-sale, including marketable securities available-for-sale -related party, as of June 30, 2015 approximately totaled $46,000, a decrease of $2,000 as compared to September 30, 2014. We received of $45,000 on marketable securities for services provided to clients in our Consulting segment, which were offset by $47,000 decrease of non-cash unrealized loss on marketable securities available-for-sale and marketable securities available-for-sale- related party in the nine months ended June 30, 2015.

Our accounts receivable, including account receivable – related party, as of June 30, 2015 amounted to $28,000, a decrease of $31,000 as compared to September 30, 2014, which was primarily due to the collection of accounts receivable from the related party.

Prepaid expenses and other current assets consist of prepayments to vendors for services and inventory, other receivables, loans receivable, VAT tax refunds, and security deposits. Prepaid expenses and other current assets as of June 30, 2015 amounted to $1,062,000, an increase of $70,000 as compared to September 30, 2014, primarily due to the advance payment to the suppliers in the nine month ended June 30, 2015.

Accounts payable and accrued expenses represent payables associated with the general operations within each segment, including accrued payrolls. Accounts payable and accrued expenses as of June 30, 2015 amounted to $778,000, an increase of $8,000 as compared to September 30, 2014, primarily due to the increased accrued interest payable.

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

We maintain cash and cash equivalents in the United States and China. At June 30, 2015 and September 30, 2014, bank deposits by geographic area, were as follows (dollars in thousands):

Country	June 30, 2015		September 30, 2014
United States	$21,372	89%	$54,034	65%
China	2,599	11%	28,641	35%
Total cash and cash equivalents	$23,971	100%	$82,675	100%

Analysis of Cash Flows

In the first nine months of fiscal year, 2015, our net decrease in cash amounted to $58,704, which comprised of $759,683 used in operating activities, $686,872 provided by financing activities, and $14,107 from non-cash favorable effect of prevailing exchange rate on our cash position.

Cash Used in Operating Activities

Net cash used in operating activities of continuing operations for the first nine months of fiscal year 2015 amounted to approximately $760,000, which was primarily due to a net income of $662,000 adjusted by loss from discontinued operations of $3.5 million and non-cash items such as loss on impairment on other current assets of $1.9 million in our Consulting segment, loss on revaluation for accounts receivable and accounts payable of $28,000, depreciation of $15,000, $338,000 for the stock based compensation, amortization of debt discount of $361,000, an increase of $35,000 in accounts payable and accrued expenses, an increase of $866,000 in other payable to related parties, offset by a gain on change in fair value of derivative liability of $931,000, an increase of $10,000 in prepaid expense and other current assets and a decrease of $528,000 in other liabilities.

Net cash used in operating activities of continuing operations for the first nine months of fiscal year 2014 amounted to approximately $1,337,000, which was primarily due to a net loss of $15.8 million adjusted by loss from discontinued operations of $12.8 million and non-cash items such as loss due to revaluation of accounts receivable and accounts payable of $37,000, depreciation of $35,000, stock-based compensation to the consultants and stock option and warrant expenses of $316,000, a loss on revaluation of derivative liability of $425,000, an increase of $524,000 in advance from customers, a decrease of $399,000 in other receivable and prepaid expenses from related parties, and a decrease of $369,000 in prepaid expenses and other current assets, offset by a decrease of $440,000 in accounts payable and accrued expenses, an increase of $62,000 in accounts receivable, and a realized gain on sale of marketable securities available-for-sale of $22,000.

Cash Provided by Investing Activities

Net cash provided by investing activities of continuing operations for the first nine months of fiscal year 2015 amounted to $0.

Net cash provided by investing activities of continuing operations for the first nine months of fiscal year 2014 amounted to $392,000, as a result of proceeds from sales of marketable securities available-for-sale.

Cash Provided by Financing Activities

Net cash provided by financing activities of continuing operations for the first nine months of fiscal year 2015 amounted to approximately $687,000, primarily due to $730,000 proceeds from loans, offset by $41,000 repayments for loan payable.

Net cash provided by financing activities of continuing operations for the first nine months of fiscal year 2014 amounted to approximately $883,000, primarily due to $105,000 proceeds from exercise of option, $637,000 borrowing from related parties and $400,000 proceeds from borrowing loans, offset by $39,390 payments for dividend and $220,000 repayment of short-term loan.

Series A Convertible Preferred Stock and Related Dividends

As of June 30, 2015, 1,006 shares of Series A convertible preferred stock remained outstanding. During the first nine months of fiscal year 2015, we did not pay of accrued ordinary dividends in cash or our comment stock on our Series A convertible preferred stock. During the first nine months of fiscal year 2014, we paid $39,390 of accrued ordinary dividends in cash on our Series A convertible preferred stock.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in the Exchange Act that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Management, with the participation of our CEO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2015 and 2014. Based on that evaluation solely as a result of the significant deficiencies in our internal control over financial reporting identified in our Annual Report on Form 10-Q for nine months ended June 30, 2015, our management, including our CEO, concluded that our disclosure controls and procedures were not effective as of June 30, 2015 and 2014.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that, due to the significant deficiencies described above, our internal control over financial reporting was not effective as of June 30, 2015.

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

None.

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

CD INTERNATIONAL ENTERPRISES, INC.

Date: August 25, 2015	By:	/s/ Yuejian (James) Wang
Yuejian (James) Wang, Chief Executive Officer, President and Chairman