Form 10-Q/A
period 2015-06-30
CD INTERNATIONAL ENTERPRISES, INC.
filed 2015-09-11
CIK 1088787

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes oNo

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).☒Yes☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company:

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

Explanatory Note

The purpose of this Amendment No. 1 to our Quarterly Report on Form 10-Q for the period ended June 30, 2015 (the “Form 10-Q”), originally filed with the Securities and Exchange Commission on August 25, 2015, is to correct an error on the cover page of the 10-Q. We have originally erroneously indicated by check mark that we have not filled all reports as required by the SEC within the past 12 months, and we are filing this amendment to check off the box for yes instead.

No other changes have been made to the Form 10-Q. This Form 10-Q/A speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Form 10-Q.

i

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

CD INTERNATIONAL ENTERPRISES, INC.

Date: September 11, 2015	By:	/s/ Yuejian (James) Wang
Yuejian (James) Wang, Chief Executive Officer, President and Chairman