Form 10-K
period 2015-09-30
CD INTERNATIONAL ENTERPRISES, INC.
filed 2016-01-19
CIK 1088787

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended September 30, 2015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒Yes oNo

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T ( 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒Yes ☐No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  ☐Yes   ☒No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter, $893,492 on March 31, 2015.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date, there are 508,044,370 shares of common stock are issued and outstanding as of January 14, 2016.

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

Our use in this report of "CD International", "we", "us" or "our" refers to CD International Enterprises, Inc., a Florida corporation, and our subsidiaries, "fiscal year 2014" refers to the year ended September 30, 2014, "fiscal year 2013" refers to the year ended September 30, 2013 and "fiscal year 2015" refers to the year ended September 30, 2015.  The information which appears on our web site at www.cdii.net is not part of this report.

i

Cautionary Note Regarding Forward-Looking Information and Factors That May Affect Future Results

This report contains forward-looking statements. The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand a company's future prospects and make informed investment decisions. This report and other written and oral statements that we make from time to time contain such forward-looking statements that set out anticipated results based on management's plans and assumptions regarding future events or performance. We have tried, wherever possible, to identify such statements by using words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," "will" and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results of current and anticipated sales efforts, expenses, the outcome of contingencies, such as legal proceedings, and financial results. A list of factors that could cause our actual results of operations and financial condition to differ materially is set forth below, and these factors are discussed in greater detail under Item 1A - "Risk Factors" and our subsequent filings with the Securities and Exchange Commission:

-	Our ability to continue as a going concern.
-	Continued global economic weakness is expected to reduce demand for our products in each of our segments.
-	Our ability to implement our expansion plans for growing our business through acquisitions and development of our commodity trading business.
-	Loss of orders from any of our major customers.
-	The value of the equity securities we accept as compensation is subject to adjustment which could result in losses to us in future periods.
-
Our need for additional financing which we may not be able to obtain on acceptable terms, the dilutive effect of additional capital raising efforts in future periods may have on our current shareholders and the increased interest expense in future periods related to additional debt financing.

-	Our dependence on certain key personnel.
-	Difficulties we have in establishing adequate management, cash, legal and financial controls in the PRC.
-	Our ability to maintain an effective system of internal control over financial reporting.
-
The lack of various legal protections in certain agreements to which we are a party and which are material to our operations which are customarily contained in similar contracts prepared in the United States.

-	Potential impact of PRC regulations on our intercompany loans.
-	Our ability to assure that related party transactions are fair to our company and are not possible violations of the Sarbanes-Oxley Act of 2002.
-	The scope of our related party transactions and potential conflicts of interest arising from these transactions.
-	Our ability to comply with the United States Foreign Corrupt Practices Act which could subject us to penalties and other adverse consequences.
-	Limits under the Investment Company Act of 1940 on the value of securities we can accept as payment for our business consulting services.
-	Our acquisition efforts in future periods may be dilutive to our then current shareholders.
-	Our inability to enforce our rights due to policies regarding the regulation of foreign investments in the PRC.
-	The impact of environmental and safety regulations, which may increase our compliance costs and reduce our overall profitability.
-	The effect of changes resulting from the political and economic policies of the Chinese government on our assets and operations located in the PRC.
-	The impact of Chinese economic reform policies.
-	The influence of the Chinese government over the manner in which our Chinese subsidiaries must conduct our business activities.
-	The impact of future inflation in the PRC on economic activity in the PRC.
-	The impact of any natural disasters and health epidemics in China.
-	The impact of labor laws in the PRC on our results of operations.
-	The limitation on our ability to receive and use our revenues effectively as a result of restrictions on currency exchange in the PRC.
-	Fluctuations in the value of the RMB may have a material adverse effect on our investment.
-	The market price of our common stock has been and may continue to be highly volatile and subject to wide fluctuations and the impact of penny stock rules on the liquidity of our common stock.

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

Index of Certain Defined Terms Used in this Report

We used in this report the terms:

-	"CD International", "we", "us", "our" or "Company" refers to CD International Enterprises, Inc., a Florida corporation formerly known as China Direct Industries, Inc., and our subsidiaries;
-	"CDI China", refers to CDI China, Inc., a Florida corporation, and a wholly owned subsidiary of CD International; and
-	"PRC" refers to the People's Republic of China.

Mineral Trading Segment

-
"CDI Jingkun Zinc", refers to CDI Jingkun Zinc Industry Co., Ltd., a company organized under the laws of the PRC and a 95% owned subsidiary of CDI Shanghai Management, which we disposed of in April 2015;

-	"CDI Jixiang Metal", refers to CDI Jixiang Metal Co., Ltd., a company organized under the laws of the PRC and a wholly owned subsidiary of CDI China, which we disposed of in April 2015;
-
"CDI Metal", refers to Shanghai CDI Metal Material Co., Ltd. (a/k/a Shanghai CDI Metal Recycling Co., Ltd.), a company organized under the laws of the PRC and a wholly owned subsidiary of CDI Shanghai Management, which we disposed of in April 2015;

-	"CDII Trading" refers to CDII Trading, Inc., a Florida corporation and a 100% owned subsidiary of CD International;
-	"CDII Minerals" refers to CDII Minerals, Inc., a Florida corporation and a wholly owned subsidiary of CD International;
-	"CDII Chile" refers to Inversiones CDII Chile, Ltda., a Chilean company and a wholly owned subsidiary of CDII Minerals, which we disposed of in July 2015;
-	"CDII Peru" refers to CDII Minerals de Peru SAC, a Peruvian company and a 50% owned subsidiary of CDII Minerals; and
-	"CDII Bolivia" refers to Empresa Minera CDII de Bolivia S.A., a Bolivian company and a wholly owned subsidiary of CDII Minerals; and
-	"IMG" or "International Magnesium Group", refers to International Magnesium Group, Inc., a Florida corporation and a 100% owned subsidiary of CD International;

Consulting Segment

-	"China Direct Investments", refers to China Direct Investments, Inc., a Florida corporation, and a wholly owned subsidiary of CD International;
-	"CDI Shanghai Management", refers to CDI Shanghai Management Co., Ltd., a company organized under the laws of the PRC and a wholly owned subsidiary of CDI China; and
-
"Capital Resource Management", refers to Capital Resource Management Co., Ltd., a Brunei company, and a wholly owned subsidiary of CDI Shanghai Management, formerly known as Capital One Resource Co., Ltd.

Magnesium Segment disposed of in the fourth quarter of fiscal year 2014

-
"Chang Magnesium", refers to Taiyuan Changxin Magnesium Co., Ltd., a company organized under the laws of the PRC and a 51% owned subsidiary of CDI China, which was disposed of in the fourth quarter of fiscal year 2014;

-
"Chang Trading", refers to Taiyuan Changxin YiWei Trading Co., Ltd., a company organized under the laws of the PRC and a wholly owned subsidiary of Chang Magnesium, which was disposed of in the fourth quarter of fiscal year 2014;

-
"Asia Magnesium", refers to Asia Magnesium Corporation Limited, a company organized under the laws of Hong Kong and a wholly owned subsidiary of Capital Resource Management, which was disposed of in the fourth quarter of fiscal year 2014;

-
"Golden Magnesium" refers to Shanxi Gu County Golden Magnesium Co., Ltd., a company organized under the laws of the PRC and a 100% owned subsidiary of CDI China, which was disposed of in the fourth quarter of fiscal year 2013;

-
"Baotou Changxin Magnesium", refers to Baotou Changxin Magnesium Co., Ltd., a company organized under the laws of the PRC, a 51% owned subsidiary of CDI China, which was disposed of in the fourth quarter of fiscal year 2014;

-
"IMTC" or "International Magnesium Trading", refers to International Magnesium Trading Corp., a company organized under the laws of Brunei and a 100% owned subsidiary of IMG, which was disposed of in the fourth quarter of fiscal year 2014;

-
"Ruiming Magnesium", refers to Taiyuan Ruiming Yiwei Magnesium Co., Ltd., a company organized under the laws of the PRC and an 80% majority owned subsidiary of CDI China, which was disposed of in the fourth quarter of fiscal year 2014;

-	"Beauty East", refers to Beauty East International, Ltd., a Hong Kong company and a wholly owned subsidiary of CDI China, which was disposed of in the fourth quarter of fiscal year 2014;
-	"Marvelous Honor", refers to Marvelous Honor Holdings Inc., a Brunei company and a wholly owned subsidiary of CDI China, which was disposed of in the fourth quarter of fiscal year 2014; and
-
 "Lingshi Magnesium", refers to Lingshi Xinghai Magnesium Industry Co., Ltd. a company organized under the laws of the PRC and a wholly owned subsidiary of Ruiming Magnesium, which was disposed of in the fourth quarter of fiscal year 2014.

-
 "Golden Trust Magnesium", refers to Golden Trust Magnesium Industry Co., Ltd. a company organized under the laws of the PRC and a wholly owned subsidiary of CDI China, which we disposed of in the fourth quarter of fiscal year 2014.

PART I

ITEM 1.	BUSINESS.

OVERVIEW

We are a U.S.-based company that sources and distributes industrial products in China, and the Americas. We also provide business and management consulting services to public and private American and Chinese businesses. We used to operate in three identifiable business segments, as defined by the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 280, "Segment Reporting:" Magnesium, Basic Materials/Mineral Trading and Consulting. Beginning in 2006, we established our Magnesium and Basic Materials/Mineral Trading segments which have grown through acquisitions of controlling interests of Chinese private companies. We consolidated these acquisitions as either our wholly or majority owned subsidiaries. Through our U.S. based industrial commodities business, we source industrial commodities from South America for ultimate distribution in China. We also provide business and management consulting services to public and private American and Chinese businesses.

We currently operate our business in two segments, Mineral Trading segment and Consulting segment. We used to name "Mineral Trading segment" as "Basic Materials segment". Basic Materials segment used to include our subsidiaries, Lang Chemial and CDI Beijing. Since we disposed both subsidiaries on September 30, 2012, we focused on mineral trading business in South America, and we renamed our Basic Materials segment to Mineral Trading segment in fiscal year 2014. Our Mineral Trading segment sources industrial commodities, and our Consulting segment provides business and management consulting services to American and Chinese companies that operate primarily in China and the Americas.

Our corporate headquarters are in Deerfield Beach, Florida, which houses the U.S. executive and administrative team that guides our overall operations. Our U.S. office employs English, Spanish and Chinese speaking business and accounting staff and other executive management. These professionals focus on due diligence, business development, marketing, accounting and compliance with the reporting requirements of the Securities and Exchange Commission ("SEC") and other applicable laws in the U.S. and the People's Republic of China ("PRC").

Historically, we had the third segment, Magnesium segment, which represented our largest segment by assets and revenues. On September 30, 2014, we signed a Share Exchange Agreement with Yuwei Huang, a related party, selling our Magnesium Segment to Mr. Huang and in return, Mr. Huang and other parties have returned and cancelled 8,075,949 shares of the Company's common stock held by such parties related to Mr. Huang. In addition, 41,524 shares of convertible Series D Preferred Stock were cancelled within 10 business days after the Share Exchange Agreement was signed.

In April 2015, we sold our entire 95% equity interest in CDI Jingkun Zinc Industry Co., Ltd. ("CDI Jingkun Zinc") and 100% equity interest in Shanghai CDI Metal Material Co., Ltd. ("CDI Metal") to Xiaowen Zhuang, a related party individual, for zero consideration. We also sold our 100% equity interest in CDI Jixiang Metal Co., Ltd. ("CDI Jixiang Metal") to Dragon Capital Group Corp. ("Dragon Capital"), a related party company, for zero consideration. During the fourth quarter of fiscal 2015, the Company also terminated operations in Chile. The Chilean government has granted us approval to officially close down the business on July 31, 2015.

Corporate Initiatives

In our Mineral Trading segment, we commenced sales from our U.S. based industrial commodities business.  We established operations in Chile, Peru and Bolivia where we entered into contracts with local operators and producers to secure supplies of iron ore, copper concentrate and other minerals. Throughout the course of fiscal year 2012 to 2015 we have developed a relationship with a leading European logistics and trading solutions company to sell our sourced iron ore and copper concentrate for delivery into China. We have also worked with our suppliers and local governmental authorities to obtain the necessary permits and approvals to process and export iron ore and copper concentrate on a continuous basis in these countries.

We operate our Mineral Trading segment under our wholly owned subsidiary of CDII Minerals, Inc., which was incorporated in June 2010 in Florida. Beginning operations under its predecessor CDII Trading in 2008, CDII Minerals is strategically positioned throughout several countries in South America and has developed the foundation and relationships to expand rapidly. In fiscal year 2014, we purchased iron ore in Ecuador, Bolivia and Chile and exported to China. In fiscal year 2015, we did not generate any revenues from the Mineral Trading segment. Currently, we are working on expanding our trading business in South America and also looking into various business opportunities with local companies that have good business in South America.

In our Consulting segment, we operate under our wholly owned subsidiaries named China Direct Investments, Inc., CDI Shanghai Management, and Capital Resource which provide a suite of consulting services to American and Chinese companies that operate primarily in China and the American. We currently have service contracts with clients who conduct business in China or seek to conduct business within China. We generate revenues by providing consulting services in the areas of capital structures and arrangements, mergers, acquisitions and other business transactions, identifying potential areas of growth, translation services, managing and coordinating all necessary government approvals and licenses in the PRC, marketing services and coordination of the preparation of required SEC filings.

Our Consulting segment revenues primarily consist of consulting and advisory service fees we received from certain publicly traded U.S. companies with their primary business operations located in the PRC. Our consulting fees vary based upon the scope of the services to be rendered. Historically, a significant portion of the fees we earned have been paid in the form of our clients' securities. We classify these securities as investments in marketable securities available-for-sale or investment in marketable securities available-for-sale-related party. We receive a fixed number of shares of their marketable securities or fees from those client companies, including both recurring and one-time transaction fees for services provided to clients. Consulting segment revenues vary from period to period depending upon the timing, nature and scope of services we provide to a particular client. In addition to potential transaction fees, we also anticipate receiving additional client fees generated from our ongoing annual service contracts.

MINERAL TRADING SEGMENT

The scope of CDII Mineral services include purchasing, quality control, in addition to conducting comprehensive legal, financial, and technical due diligence on suppliers. In order to fulfill a niche market and facilitate smooth transactions, we have strategically placed ourselves between our suppliers in North and South America and our buyers in China. We continue to strengthen our sources of supply and distribution networks by sourcing materials from independent producers in various regions of North and South America to help meet the growing demands of our customers in China.

In our Mineral Trading segment, our primary business focus was sourcing and distributing a variety of industrial commodities such as iron ore and copper concentrate. In fiscal year 2015, we do not have revenues from the Mineral Trading segment as we adjust our business model. In fiscal year 2014 our Mineral Trading segment generated revenues of $0.8 million, representing 47% of our total consolidated revenues.

Our Mineral Trading segment engages in the sourcing of the global purchase and sale of industrial commodities in the Americas, which include mineral ores and non-ferrous metals. We have focused on the South American market and have established offices in Chile, Peru and Bolivia, but the operation costs were very high and, given the continuing drop of the iron ore market price and other mineral market price, we suspended operations in Chile and Peru on September 30, 2014. In fiscal year 2014, we delivered copper concentrate from Chile and Bolivia to China. In order to fulfill a niche market and facilitate smooth transactions, we have been strategically placing ourselves between our suppliers in South America and our buyers in China. Currently, we are working on expanding our trading business in South America and also looking into various business opportunities with local companies that have good business in South America and Asia.

We disposed of some entities under this segment in fiscal year 2015. See Item 1 for more discussion.

CONSULTING SEGMENT

In our Consulting segment, we provide a suite of consulting services to American and Chinese companies that operate primarily in China and the Americas. We currently have service contracts with clients who conduct business in China or seek to conduct business within China. We generate revenues by providing consulting services in the areas of capital structures and arrangements, mergers, acquisitions and other business transactions, identifying potential areas of growth, translation services, managing and coordinating all necessary government approvals and licenses in the PRC, marketing services, investor relations services, and coordination of the preparation of required SEC filings. Our Consulting segment generated approximately $360,000 in revenues during fiscal year 2015, and $915,000 in fiscal year 2014.

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

Our culturally diverse team has the critical edge in generating global commerce opportunities to these small to medium sized emerging companies. We seek to help navigate through what are often confusing cultural and legal challenges. Our team members have strong working knowledge of the unique characteristics of business operations in the U.S., China, and South America. By employing a multicultural team, through our offices in the U.S., Shanghai, and various locations in South America, we possess numerous advantages critical to international business success. Our Consulting segment revenues primarily consist of consulting and advisory service fees we received from certain publicly traded U.S. companies with their primary business operations located in the PRC. Our consulting fees vary based upon the scope of the services to be rendered. Historically, a significant portion of the fees we earned have been paid in the form of our clients' securities. We classify these securities as investments in marketable securities available-for-sale or investment in marketable securities available-for-sale-related party. We receive a fixed number of shares of their marketable securities or fees from those client companies, including both recurring and one-time transaction fees for services provided to clients. Consulting segment revenues vary from period to period depending upon the timing, nature and scope of services we provide to a particular client. In addition to potential transaction fees, we also anticipate receiving additional client fees generated from our ongoing annual service contracts.

Currently, we are providing advisory and management services to our current clients and meanwhile are looking into opportunities to work with local firms for appropriate funding programs.

EMPLOYEES

As of September 30, 2015 we have 9 full-time employees, including 4 full-time employees in the United States and 5 full-time employees in the PRC. We believe we have good working relationships with our employees. We are currently not a party to any collective bargaining agreements.

For our employees in the PRC, we are required to contribute a portion of their total salaries to the Chinese government's social insurance funds, including medical insurance, unemployment insurance and job injuries insurance, as well as a housing assistance fund, in accordance with relevant regulations. We expect the amount of our contribution to the government's social insurance funds to increase in the future as we expand our workforce and operations.

COMPETITION

Our subsidiaries and the business segments they operate in face unique challenges and extensive competition.

Mineral Trading Segment. While we believe our subsidiaries in this segment have viable business models, we also recognize that many rival entities possess greater financial and technical resources to compete in these businesses. We compete with a variety of companies, which include global and domestic distribution agents as well as manufacturers. These companies have more capital, longer operating histories, greater brand recognition, larger customer bases and significantly greater financial and marketing resources than us. These competitors may offer a more comprehensive array of products and services than we are able to provide. For these and other reasons, these competitors may achieve greater acceptance in the marketplace than our company, limiting our ability to gain market share and customer loyalty and increase our revenues. We believe that we compete primarily on the basis of price and availability of the products we sell. In fiscal year 2015, we disposed of some entities under this segment. See Item 1 for more discussion.

Consulting Segment. The services we offer in our Consulting segment compete with the services offered by many entities and individuals seeking to take advantage of the growing need of Chinese entities seeking management advice in order to obtain access to U.S. capital markets for their expansion. This competition ranges from large management consulting firms and investment banks that offer a broad range of consulting and financial services, to small companies and independent contractors that provide specialized services. Many of the firms prospecting these clients are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Furthermore, we acknowledge we are competing with firms that may possess greater financial, marketing, technical, human and other resources. We believe that we compete primarily on the basis of our ability to offer a wider range of value-added services than our competitors. In light of the current global economic environment and a continuation of the downturn in the global capital markets and concerns of China based companies, we believe it is difficult for smaller companies with operations based in China to attract interest in the financial community, make acquisitions and increase revenues and profitability. These factors impact our clients' ability to pay the management fees needed to meet the costs of providing the services needed to comply with U.S. securities laws, which our competitors may be able to provide at lower rates.

INTELLECTUAL PROPERTY

We have registered the trademarks "China Direct", "Your Direct Link to China" and "CDI" in the United States. We do not consider the protection of our trademarks and brand names to be important to our business.

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

In September 2006, the Ministry of Commerce promulgated the Regulations on Foreign Investors' Mergers and Acquisitions of Domestic Enterprises ("M&A Regulations") in an effort to better regulate foreign investment in the PRC. The M&A Regulations were adopted in part as a needed codification of certain joint venture formation and operating practices, and also in response to the government's increasing concern about protecting domestic companies in perceived key industries and those associated with national security, as well as the outflow of well-known trademarks, including traditional Chinese brands.

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

Currency.

The value of the Renminbi ("RMB"), the main currency used in the PRC, fluctuates and is affected by, among other things, changes in the PRC's political and economic conditions. The conversion of RMB into foreign currencies such as the U.S. dollar have been generally based on rates set by the People's Bank of China, which are set daily based on the previous day's interbank foreign exchange market rates and current exchange rates on the world financial markets. The currency exchange and fund transfers are regulated by China's State Administration of Foreign Exchange, which sets the relevant laws, regulations, and carries out the supervision of currency exchanges and cross border transfers of related funds, and imposes restrictions and regulatory controls over such exchanges and transfers.

Environment.

We are currently subject to numerous regulations relating to the protection of the environment which are highly relevant to our Mineral Trading segments in South America. These laws continue to evolve and are becoming increasingly stringent. The ultimate impact of complying with such laws and regulations is not always clearly known or determinable because regulations under some of these laws have not yet been promulgated or are undergoing revision. In fiscal year 2015 we did not spend any funds related to compliance with environmental regulations.

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

On July 13, 2010, we entered into an equity transfer agreement with Pine Capital Enterprises, Inc. ("Pine Capital") and Taiyuan Yiwei Magnesium Industry Co., Ltd. ("Yiwei Magnesium") to acquire an 80% interest in Ruiming Magnesium effective as of July 1, 2010, for RMB 44,880,000 (approximately $6,451,677) comprised of $2,428,864 in cash, 769,231 shares of our common stock valued at $846,154, and an assignment of a portion of our interest in Excel Rise in the amount of $2,367,038. The remaining 20% interest in Ruiming Magnesium is owned by Pine Capital. Yuwei Huang, our executive vice president - magnesium and member of our board of directors, owns or controls Pine Capital and Yiwei Magnesium.

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

On September 30, 2014, CDI China, Inc. signed the Share Exchange Agreement with Yuwei Huang selling our Magnesium segment including Lingshi Magnesium, Baotou Changxin Magnesium, Ruiming Magnesium, Chang Magnesium, Golden Trust Magnesium, and IMTC to Mr. Huang and in return, Mr. Huang cancelled 8,075,949 shares of CDII common stock held by different individuals related to Mr. Huang and cancelled the right to receive 41,524 convertible Series D Preferred Stock within 10 business days.

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

On April 28, 2015, we entered into an agreement with Xiaowen Zhuang, a Chinese individual, a management member of CDI Shanghai Management and the brother of James (Yuejian) Wang, the CEO of the Company, to transfer our entire 95% equity interest and all liabilities in CDI Jingkun Zinc and 100% equity interest and all liabilities in CDI Metal to Xiaowen Zhuang, for a consideration of $0.

On April 30, 2015, we entered into an agreement with Dragon Capital Group Corp, to transfer our 100% equity interest and all liabilities in CDI Jixiang Metal for a consideration of $0.

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

Our financial statements have been prepared assuming we will continue as a going concern. For fiscal year 2015 and 2014, we reported a loss from continuing operations of $4.7 million and $5.0 million, respectively, which was primarily attributable to the impact of low gross profit. In addition, the Company has a significant amount of short term loan payable, totaling $2.2 million from unrelated parties, which requires the Company to secure additional funds given the Company's current cash position. These, among other operational and working capital deficit issues, raises substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. There are no assurances that we will be able to return to profitable operations in the future or that we will not recognize additional write-offs in future periods which will adversely impact our financial results.

Our revenues declined in fiscal year 2015 and there are no assurances they will return to historic levels.

Our revenues from continuing operations declined by 79% in fiscal year 2015 from fiscal year 2014 which was primarily attributable to declines in revenues from both our Consulting and our Mineral Trading segment. Our ability to increase our revenues across all segments in fiscal year 2016 and beyond is dependent upon general economic growth in our markets, our ability to effectively compete and access to sufficient capital.  There are no assurances we will be successful in increasing our revenues in future periods.

We reported losses for fiscal year 2015 and our gross profit margins are not sufficient to enable us to report profitable operations.

Our comprehensive loss attributable to common stockholders for fiscal year 2015 was $3.1 million. We reported a net loss from continuing operations of $4.7 million in fiscal year 2015, which was primarily attributable to $3.8 million selling, general and administrative expenses. While we expect that these events will improve our financial results in future periods, until such time as we are able to significantly increase our gross profit, our ability to report profitable operations could be adversely impacted.

The metals industry is highly cyclical. Fluctuations in the pricing and availability of minerals and in levels of customer demand have historically been severe, and future changes and/or fluctuations could cause us to experience lower sales volumes and revenues, which would negatively impact our profit margins.

The metals industry is highly cyclical. The length and magnitude of industry cycles have varied over time and by product, but generally reflect changes in macroeconomic conditions, levels of industry capacity and availability of usable raw materials. The overall levels of demand for our minerals and minerals-based products reflect fluctuations in levels of end-user demand, which depend in large part on general macroeconomic conditions worldwide which then impact the level of production. The market for these products are heavily dependent on general economic conditions, including the availability of affordable energy sources, employment levels, interest rates, consumer confidence and construction demand. These cyclical shifts in our customers' industries tend to result in significant fluctuations in demand and pricing for our products. As a result, in periods of recession or low economic growth, metals companies, including ours, have generally tended to under-perform compared to other industries. We generally have high fixed costs, so changes in industry demand that impact our production volume also can significantly impact our profit margins and our overall financial condition. Economic downturns in the worldwide economy or a prolonged decline in demand in our Mineral Trading segment has had a negative impact on our operations and a continuation or further deterioration of current economic conditions could have a negative impact on our future financial condition or results of operations.

The value of the equity securities we accept as compensation is subject to adjustment which could result in losses to us in future periods.

In our Consulting segment, historically we have accepted equity securities of our clients as compensation for services. These securities are reflected on our balance sheet as "marketable securities available-for-sale". At the end of each period, we evaluate the carrying value of the marketable securities for a decrease in value. We evaluate the company underlying these marketable securities to determine whether a decline in fair value below the amortized cost basis is other than temporary. If the decline in fair value is judged to be "other- than- temporary", the cost basis of the individual security shall be written down to fair value as a new cost basis and the amount of the write-down is charged to earnings. As a result of these policies, we recorded a one-time loss of $8.1 million as a result of significant declines in the market value of other receivable marketable securities during the fourth quarter of fiscal year 2013. Any future additional impairment would adversely affect our operating results for the corresponding periods in that we would be required to reduce the carrying value of these investments. In addition, if we are unable to liquidate these securities, we will be required to write off the investments which would adversely affect our financial position.

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

As described later in this report, our management has determined that as of September 30, 2015, we did not maintain effective internal controls over financial reporting based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework as a result of identified significant deficiencies and material weakness in our internal control over financial reporting. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than material weakness, yet important enough to merit attention by those responsible for oversight of a registrant's financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. If the result of our remediation of the identified significant deficiencies and material weakness is not successful, or if additional significant deficiencies are identified in our internal control over financial reporting, our management will be unable to report favorably as to the effectiveness of our internal control over financial reporting and/or our disclosure controls and procedures, and we could be required to further implement expensive and time-consuming remedial measures and potentially lose investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our stock price and potentially subject us to litigation.

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

South America is commonly perceived as a volatile business environment. It's futile to attempt to challenge this perception, especially since both the historical facts and anecdotal evidence from throughout the nineteenth, twentieth, and beginning of the twenty-first centuries feed this perception. Ranked as the third-most unstable region in the world in the post-war era, political instability has been a pervasive problem in South America.

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

Ineffective project management and operational breakdowns might require us to suspend or curtail operations, which could generally reduce our productivity. Operational breakdowns could entail failure of critical plant and machinery. There is no assurance that ineffective project management or other operational problems will not occur. Any damages to our projects or delays in our operations caused by ineffective project management or operational breakdowns could materially and adversely affect our business and results of operations. Our business is subject to a number of operational risks that may adversely affect our results of operations, such as:

-	Adverse mining conditions delaying or hampering our ability to produce the expected quantity of minerals and to meet specifications required by customers, which can trigger price adjustments.
-	Unexpected weather conditions or other force majeure events.
-	Delays or interruptions in the transportation of our products, including with railroads, ports and ships.
-	Labor disputes which commonly occur in South American counties may disrupt our operations from time to time.
-	Tropical diseases, HIV/AIDS and other contagious diseases in regions where some of our development projects are located, which pose health and safety risks to our employees.

-	Changes in market conditions or regulations may affect the economic prospects of an operation and make it inconsistent with our business strategy.
-	Disruptions to or unavailability of critical information technology systems or services resulting from accidents or malicious acts.

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

The market price for shares of our common stock has experienced significant price and volume fluctuations in the last few years. Some specific factors that may have a significant effect on the future market price of our shares of common stock include:

-	actual or expected fluctuations in our operating results;
-	variance in our financial performance from the expectations of market analysts;
-	changes in general economic conditions or general conditions in our industry;
-	changes in conditions in the financial markets;
-	announcements of significant acquisitions or contracts by us or our competitors;
-	our inability to raise additional capital;
-	changes in applicable laws or regulations, court rulings and enforcement and legal actions;
-	additions or departures of key management personnel;
-	actions by our shareholders;
-	changes in market prices for our products or for our raw materials; and
-	changes in stock market analyst research and recommendations regarding the shares of our common stock, other comparable companies or our industry generally.

 In addition, the stock market in general, and the market for companies with PRC based operations in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the affected companies. These broad market and industry factors may materially harm the market price of our common stock, regardless of our operating performance. In the past, following periods of volatility in the market price of a company's securities, securities class-action litigation has often been instituted against that company. Such litigation, if instituted against us, could result in substantial costs and a diversion of management's attention and resources, which could have a material adverse effect on our business, financial condition and results of operations.

As a result of these and other factors, you may be unable to resell your shares of our common stock at or above the price you paid for such shares.

If we are required to redeem our outstanding shares of Series A convertible preferred stock, our liquidity will be adversely impacted in future periods.

Following the July 2012 delisting of our common stock from The NASDAQ Stock Market, the holders of the shares of our Series A convertible preferred stock with a stated value of $1,006,250 were entitled to notice of such event, which is referred to as a "trigger event" in the designations, rights and preferences of this series of stock. This trigger event entitles the holders to request that we redeem the shares at a price per share equal to the sum of:

-           the greater of (a) 125% of the conversion amount and (b) the product of (i) the conversion rate in effect at the time as the holder delivers a notice of redemption to us and (ii) the greatest closing sale price of the common stock beginning on the date immediately preceding such event of default and ending on the date the holder delivers the notice of redemption,

-           the make-whole additional amount per preferred share being redeemed; and

-           default interest at the rate of 1.5% per month.

We do not know if any holder will exercise its right to require us to redeem the shares of Series A convertible preferred stock, or, if a redemption is exercised and we do not redeem the shares, require us to adjust the conversion price of the Series A convertible preferred stock. At the holder's option, the holder may also choose to continue to hold the shares of Series A convertible preferred stock so as to take advantage of the 8% annual dividend or convert the shares into shares of our common stock. In the event we are required to redeem the shares of Series A convertible preferred stock, our liquidity in future periods will be materially and adversely impacted. If the holders choose to convert the shares into shares of our common stock, the issuance of the shares will be dilutive to our existing common stockholders.

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

Because the quoted price of our common stock is less than $5.00 per share, our common stock could be considered a "penny stock," and trading in our common stock could be subject to the requirements of Rule 15g-9 under the Securities Exchange Act of 1934.  Under this rule, broker/dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements. The broker/dealer must make an individualized written suitability determination for the purchaser and receive the purchaser's written consent prior to the transaction. SEC regulations also require additional disclosure in connection with any trades involving a "penny stock," including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and its associated risks. These requirements severely limit the liquidity of securities in the secondary market because few brokers or dealers are likely to undertake these compliance activities and this limited liquidity will make it more difficult for an investor to sell his shares of our common stock in the secondary market should the investor wish to liquidate the investment.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

Not applicable to a smaller reporting company.

ITEM 2.	PROPERTIES.

Our principal executive offices are located in Deerfield Beach, Florida. We lease approximately 4,694 square feet of office space for an annual expense of approximately $207,108 under an amendment to the lease agreement, which expires in March 2019.

Our subsidiary CDI Shanghai Management leases approximately 1,127 square feet of office space in Shanghai for an annual expense of approximately $17,170 (RMB105,600) per year. The lease expires on September 30, 2016.

ITEM 3.	LEGAL PROCEEDINGS

Our wholly owned subsidiaries, China Direct Investments, Inc. ("China Direct") and Capital Resource Management Co., Ltd. ("Capital Resource"), and our Company are involved in the following litigation with a shareholder of Linkwell Corporation, Ltd. ("Plaintiff"):

On January 9, 2013, Plaintiff filed a petition in the United States District Court for the Southern District of Florida (Case No. 12-cv-62539-WJZ) to complain that Linkwell's directors (Director Defendants) breached their fiduciary duties to Linkwell and its shareholders by entering into a transaction intended to obscure their "secret transfer" of Linkwell's valuable subsidiaries to themselves or entities they control or Ecolab, Inc. without fair compensation being paid to Linkwell and by causing Linkwell to file and disseminate materially misleading information.

In addition, Plaintiff contended that the "Non-Director Defendants" - including the Company and its subsidiaries, China Direct and Capital Resource - aided and abetted those breaches and conspired with the Director Defendants to commit those breaches. The Plaintiff also contended that all defendants were unjustly enriched and are liable for attorney's fees. China Direct and Capital Resource are alleged to have acted as consultants who were the "principal moving force" behind the challenged transaction, for which consulting services each is alleged to have received shares of Linkwell stock.

Subsequent to the filing of the initial complaint, Linkwell's Board of Directors unwound the challenged transaction and the shares received by China Direct and Capital Resource were returned to Linkwell. The Company, as well as China Direct and Capital Resource, has denied all liability and intends to contest the matter vigorously.

On April 28, 2015, TCA Global Credit Master Fund, LP. ("TCA") filed a complaint/petition in the Circut Court of for the 17th Judicial Circuit in and for Broward County, Florida. (Case No. 15-007210). The complaint/petition alleges that: 1) the Company is in breach of credit facility agreement by CD International Enterprises, Inc.; 2) the court should order foreclosure of security interest against CD International Enterprises, Inc., CDI China, Inc., China Direct Investments, Inc., CDII Minerals, Inc. International Magnesium Group, Inc., and James (Yuejian) Wang; 3) the Company is in breach of revolving convertible promissory note by CD International Enterprises, Inc.; 4) the Company is in breach of guaranty against James (Yuejian) Wang and CDI China, Inc., China Direct Investments, Inc., CDII Minerals, Inc. and International Magnesium Group, Inc.; 5) the Company has made fraudulent misrepresentation as to CD International and James (Yuejian) Wang; and 6) the Company has made negligent misrepresentation as to CD International Enterprises, Inc. and James (Yuejian) Wang. TCA demanded the repayment of principal of $650,000 and interest payable of $46,123. In addition, TCA demanded the payment of default interest and penalties on the note in the amount of $30,145 and $106,115 on the advisory fee, respectively. On October 15, 2015, the Company and TCA entered into settlement agreement pursuant which both parties agreed that the outstanding obligations the Company owed to TCA should be $1,036,032 as of October 8, 2015, including $765,133 principal, accrued and unpaid interest and other fees and charges and $270,899 advisory fees related charges. The total obligation of $1,036,032 was split into two separate and distinct replacement notes for the balance of $50,000 ("Replacement Note A") and $986,032 ("Replacement Note B"). The effective interest rate remained at 18%. The maturity date of the promissory notes was extended to October 15, 2016 and notes were no longer in default upon execution of the settlement agreement. The Company is obligated to pay TCA $40,000 commencing on November 30, 2015 and then on the 30th day of each consecutive calendar month thereafter for all obligations identified in the settlement agreement. On October 26, 2015, TCA further assigned a portion of the promissory note including the related right, title and interest in the note to Magna Asset Services ("Magna") in multiple tranches. The first tranche is in the amount of $50,000 (Replacement Note A) and Magna has the option to make subsequent purchases in multiple tranches of $750,000 of the outstanding obligations. Upon an event of default, TCA may convert all or any portion of the outstanding principal and accrued interest payables into shares of the Company's common stock equal to the 85% of the average of the lowest daily VWAP of the five business days prior to the conversion day. TCA has had its counsel to file a Conditional Joint Stipulation of Dismissal Without Prejudice with respect to the Pending Litigation the parties involved. Consequently, the case was settled and dismissed pursuant to the Stipulation of Settlement entered into between the parties. The Court reserved jurisdiction for enforcement of the settlement terms. The Company has accrued $763,257 principal, unpaid interest and other fees and charges, $270,900 advisory fees, and $40,342 other legal expenses as of September 30, 2015.

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

	High		Low
Fiscal year 2015
First quarter		$0.06	$0.03
Second quarter		$0.03	$0.02
Third quarter		$0.03	$0.01
Fourth quarter		$0.04	$0.01

Fiscal year 2014	$
First quarter		$0.13	$0.05
Second quarter		$0.11	$0.08
Third quarter		$0.08	$0.05
Fourth quarter		$0.07	$0.04

As of January 15, 2016, there were approximately 34 shareholders of record of our common stock. The number of record holders does not include beneficial owners of common stock, whose shares are held in the names of banks, brokers, nominees or other fiduciaries.

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

Recent Sales of Unregistered Securities

On October 9, 2014, we issued 500,000 restricted shares of our common stock valued at $0.06 per share to a consultant as compensation for consulting services rendered by the consultant. In addition, the recipient is a sophisticated investor and had access to information normally provided in a prospectus regarding us.

On October 9, 2014, we issued 1,000,000 restricted shares of our common stock valued at $0.06 per share to a consultant as a finder fee. In addition, the recipient is a sophisticated investor and had access to information normally provided in a prospectus regarding us.

On December 29, 2014, we issued 5,000,000 restricted shares of our common stock valued at $0.035 per share to a consultant as consulting fees. In addition, the recipient is a sophisticated investor and had access to information normally provided in a prospectus regarding us.

On August 1, 2015, we issued 1,000,000 restricted shares of our common stock valued at $0.0169 per share to a consultant as consulting fees. In addition, the recipient is a sophisticated investor and had access to information normally provided in a prospectus regarding us.

On September 1, 2015, we issued 1,000,000 restricted shares of our common stock valued at $0.015 per share to a consultant as consulting fees. In addition, the recipient is a sophisticated investor and had access to information normally provided in a prospectus regarding us.

The above said sales relied on the exemption from registration afforded by Section 4(a)(2) of the Securities Act; adequate information was provided to offerees; and no general solicitation or advertising was made in connection with the offer or sale of the above said securities.

ITEM 6.	SELECTED FINANCIAL DATA.

Not applicable for a smaller reporting company.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

The following discussion and analysis of our consolidated financial condition and results of operations for the fiscal years ended September 30, 2015 and 2014 should be read in conjunction with the consolidated financial statements and other information presented in this Annual Report on Form 10-K.

OVERVIEW OF OUR OPERATIONS

Our Business

We are a U.S.-based company that sources and distributes industrial products in Asia, and the Americas. We also provide business and management consulting services to public and private American and Chinese businesses. We used to operate in three identifiable business segments, as defined by the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 280, "Segment Reporting:" Magnesium, Basic Materials/Mineral Trading and Consulting. Beginning in 2006, we established our Magnesium and Basic Materials/Mineral Trading segments which have grown through acquisitions of controlling interests of Chinese private companies. We consolidate these acquisitions as either our wholly or majority owned subsidiaries. Through our U.S. based industrial commodities business, we source, finance, manage logistics, and sell industrial commodities from South America for ultimate distribution in China. We also provide business and management consulting services to public and private American and Chinese businesses.

We used to name "Mineral Trading segment" as "Basic Materials segment". Basic Materials segment used to cover our subsidiaries, Lang Chemical and CDI Beijing.  Since we disposed both subsidiaries on September 30, 2012, we focused on mineral trading business in South America, and we renamed our Basic Materials segment to Mineral Trading segment in fiscal year 2014. Our Mineral Trading segment engages in the source and distribution of the global purchase and sale of industrial commodities in the Americas, which include mineral ores and non-ferrous metals. We have realigned our investments to our industrial commodities business in the Americas to maximize our profits and cash flow over the past fiscal years of 2015 and 2014. We have focused at the South American market and have established offices in Chile, Peru and Bolivia, but the operation costs were very high and, given the continuing drop of the iron ore market price, we closed offices in Chile and Peru at September 30, 2014.

Our Consulting segment provides services to public and private American and Chinese entities seeking access to the U.S. and Chinese capital markets. These services include general business consulting, Chinese regulatory advice, translation services, formation of entities in the PRC, coordinate on of professional resources, mergers and acquisitions, strategic alliances and partnerships, advice on effective means of accessing U.S. capital markets, coordination of Sarbanes-Oxley compliance, and corporate asset evaluations.

OUR OUTLOOK

A significant portion of our business and operations are in China and, accordingly, its national economy plays a significant role in our results of operations. In the first nine months of 2015, China has experienced an industrial slowdown. China's economy grew 6.9% in the third quarter of 2015, while it grew 7.4% in 2014. China's central bank has cut interest rates five times since November 2014, and has taken other steps to free banks to lend more. The Chinese government has pledged to spend hundreds of billions of dollars in 2015 and 2016 on new infrastructure projects, including rail lines and water treatment plants to help lift growth.

Imports to China dropped 8.7 percent year-on-year to USD143.14 billion in November 2015, and Exports from China declined by 6.8 percent year-on-year to USD197.24 billion in November of 2015. China's main imports are electromechanical products (43 percent of total imports). The country is also one of the biggest consumers of commodities in the world. Among commodities the biggest demand is for crude oil (12 percent of total imports), iron ore (5 percent), copper, aluminum and soybeans. Export growth has been a major component supporting China's rapid economic expansion. Exports of goods and services constitute 30% of GDP. China major exports are: electromechanical products (57 percent of total exports) and labor-intensive products like clothing, textiles, footwear, furniture, plastic products, bags and toys (20 percent). In recent years, the exports of high tech products have been also growing and in 2012 accounted for 29 percent of total exports.

Information On Trends Impacting Our Reporting Segments Follows:

Mineral Trading Segment

As the Chinese economy continues to grow in the next decades, we believe demand for minerals will continue to be strong.  In the past fiscal year, the declined price of iron ore, zinc, copper and lead has materially impacted our trading business. As we look for a bounce of basic mineral prices in 2016, we believe our trading activities will pick up. As we have been working on several major contracts, we expect to see major transactions executed in 2016.

Consulting Segment

We believe demand for our consulting services will slightly improve in fiscal year 2016. Our consulting business will focus on our current clients while we try to expand our services to new areas to facilitate business transactions among China, North and South Americas. On February 6, 2015, we have received authorization by Automation Division of Shanghai Electric Group Co., Ltd. ("Shanghai Electric Group") as a representative of business development in South America and Africa. Shanghai Electric Group is a multinational power generation and electrical equipment manufacturing company headquartered in Shanghai, China. It has a long history, where one of its oldest subsidiaries was established before 1880. Shanghai Electric Group is engaged in the design, manufacture and sale of electrical industrial products including power generation equipment, power transmission and distribution equipment, transformers, switchgear, circuit breakers, transport equipment, machine tools, elevators, packaging and print machinery and environmental protection equipment. It is the world's largest manufacturer of steam turbines.

Merger and Acquisition

Management pursues potential mergers and acquisitions to grow the company's revenues and earnings. In September 2015, we signed a letter of intent with HK International Finance & Investment Group Limited to acquire one of the wholly owned subsidiaries of HK International Finance & Investment Group Limited.
Management has started due diligence process and plans to finish auditing of two year financial statements for the targeted holding company. Management expects to close the acquisition upon satisfactory completion of due diligence and auditing of two year financial statements of the targeted holding company in the first half of 2016.

GOING CONCERN

Our financial statements have been prepared assuming we will continue as a going concern. For fiscal year 2015 we reported a net loss of $4.7 million from continuing operations and working capital deficit of $8.9 million. In addition, the Company has a significant amount of short term loan payable, totaling $2.2 million from unrelated parties, which requires the Company to secure additional funds given the Company's current cash position. The Company's cash and cash equivalent and revenues are not currently sufficient and cannot be projected to cover operating expenses in the coming year. These, among other operational issues, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

RESULTS OF OPERATIONS

For the fiscal year 2015 and 2014, subsidiaries included in continuing operations consisted of the following:

-          CDI China, Inc.;
-          International Magnesium Group, Inc.;
-          CDII Minerals, Inc.;
-          Empresa Minera CDII de Bolivia S.A.;
-          CDII Minerals de Peru SAC;
-          China Direct Investments, Inc.;
-          CDI Shanghai Management Co., Ltd.; and
-          Capital Resource Management Co., Ltd.

We have generated negative gross margins and operating losses. Results of operations, financial position and cash flows associated with Magnesium segment, CDI Jingkun Zinc, CDI Metal, CDI Jixiang Metal and CDI Chile are separately reported as discontinued operations for all periods presented.

Summary of Selected Consolidated Financial Information

	For the Year Ended September 30,
	2015		2014
	Amount	% of Revenues	Amount	% of Revenues	% Increase (Decrease)

Mineral Trading segment	$-	-	$799,759	47%	(100%)
Consulting segment	360,049	100%	914,779	53%	(61%)
Consolidated Revenues	$360,049	100%	$1,714,538	100%	(79%)
Cost of revenues	111,002	31%	1,036,690	60%	(89%)
Gross profit	249,047	69%	677,848	40%	(63%)
Total operating expenses	3,762,817	1,045%	5,009,605	292%	(25%)
Loss from continuing operations before income taxes	$(4,650,661)	(1,292)%	$4,951,698	289%	(6%)

Analysis of Operating Results by Segment

A summary of our comparative operating results by segment for the twelve months ended September 30, 2015 and 2014 follows:

Mineral Trading Segment	For the Year Ended September 30,		Increase (Decrease)
	2015	2014

Total revenues	$-	$799,759	$(799,759)
Cost of revenues	-	908,431	(908,431)
Gross profit	-	(108,672)	108,672
Total operating expenses	50,057	1,816,487	(1,766,431)
Operating Loss	$50,057	$1,925,159	$1,875,103

Consulting Segment	For the Year Ended September 30,		Increase (Decrease)
	2015	2014

Total revenues	$360,049	$914,779	$(554,730)
Cost of revenues	111,002	128,259	(17,257)
Gross profit	249,047	786,520	(537,473)
Total operating expenses	3,712,760	3,193,118	519,642
Operating loss	$3,463,713	$2,406,598	$(1,057,115)

Revenues

Revenues in fiscal year 2015 decreased by 79%, as compared to fiscal year 2014, primarily due to downsizing of our Mineral Trading segment operations in South America and the decline of iron ore market price.

Our Mineral Trading segment have no revenue in fiscal year 2015, decreased by 100% as compared to fiscal year 2014, primarily due to decrease of revenues from our downsizing business and ceasing operations in South America. In fiscal year 2015, the declined price of iron ore, zinc, copper and lead has materially impact our trading business. During the fourth quarter of fiscal 2015, we terminated operations in Chile, the Chilean government granted us approval to officially close down the business on July 31, 2015. In the fiscal year 2014, we sold 2,700 metric tons of iron ore and about 300 metric tons of copper from South America to China. Due to lack of working capital, in September 2014, we downsized operations of CDII Bolivia, and all inventories were sold prior to the closing of the subsidiary.

Our Consulting segment revenues primarily consist of consulting and advisory service fees we received from certain publicly traded U.S. companies with their primary business operations located in the PRC. We receive a fixed number of shares of their marketable securities or fees from those client companies, including both recurring and one-time transaction fees for services provided to clients. Consulting segment revenues vary from period to period depending upon the timing, nature and scope of services we provide to a particular client and performance of our client companies' stock price. Our Consulting segment generated approximately $360,000 in revenues during fiscal year 2015, as compared to $915,000 in fiscal year 2014, primarily due to the declining value of our client companies' stock price, coupled with a reduction in scope of consulting and transactional services provided to the clients during fiscal year 2015.

Gross Profit

Our consolidated gross profit in fiscal year 2015 decreased by 63.3%, as compared to fiscal year 2014. Our consolidated gross profit margin increased to 69.2% in fiscal year 2015, as compared to 39.5% in fiscal year 2014. The decrease in gross profit was primarily due to a 68.3% decrease in gross profit within our Consulting segment, and a decrease of 100% in gross profit of Mineral Trading segment.

Gross profit in our Mineral Trading segment for fiscal year 2015 was $0 as compared to $(109,000) with a negative margin of 13.6%, in fiscal year 2014. The decrease in gross profit for fiscal year 2015 was primarily due to the continuing drop of the iron ore market price and we our downsizing business and ceasing operations in South America.

Gross profit in our Consulting segment for fiscal year 2015 was approximately $249,000 with a margin of 69.2%, as compared to $786,500 with a margin of 86.0% for fiscal year 2014. The decrease in gross profit was to the result of lower revenue and lower gross profit margin since we paid outstanding professional expenses billed to our client in previous periods.

Total Operating Expenses

Total operating expenses, net of other operating income, decreased by $1,246,788, or 24.9%, in fiscal year 2015, as compared to fiscal year 2014, due to the fluctuation of general and administrative expenses.

General and administrative expenses in the Consulting segment approximately increased by $520,000, or 16.3% in fiscal year 2015, as compared to fiscal year 2014. This increase was primarily due to an increase of approximately $1.3 million in bad debt expenses, an increase of 327,000 on legal fees, and offset by a decrease of $84,000 on insurance expenses, a decrease of $30,000 on travel expenses and auto expenses, such as gas, parking and car rental expenses incurred in serving our client base for both our U.S. headquarters and China-based operations, a decrease of $117,000 on consulting service fees, a decrease of $54,000 on public relation fees, a decrease of $312,000 on employee payroll and employee compensation due to expiration of employment contracts, a decrease of $76,000 on office rents since the reduction of our space on rents, a decrease of $45,000 on finance service expenses, a decrease of $29,000 on meal and entertainment expenses, and a decrease of $23,000 in office expense with telephone fee.

General and administrative expenses in our Mineral Trading segment decreased by $1.8 million, or 97.3%, in fiscal year 2015, as compared to fiscal year 2014. This decrease primarily due to a decrease was primarily due to an impairment of advanced operational funds our U.S. headquarter lent to Bolivia and Peru subsidiaries totaling approximately $1.2 million, a decrease of $169,000 consulting fees, a decrease of $81,000 travel and auto expenses, a decrease of approximately $55,000 office expenses, office supplies, traveling expenses, office rents, employee and consulting expenses in ceasing subsidiaries.

Other Expenses

In fiscal year 2015, other expense was approximately $1,137,000 as compared to other expense of $620,000 for fiscal year 2014, a change of approximately $517,000. As compared to fiscal year 2014, we have an increase of approximately $435,000 in change in fair value of derivative liability related to our preferred stock, convertible note and warrants which is non-cash gain, an increase of approximately $621,000 in interest expenses and interest expenses - related parties primarily related to amortization of debt discount, a decrease of approximately $22,000 for realized gain on marketable securities available-for-sale, and an increase of $505,000 other income from converting the four promissory notes originally signed on August 21, 2012 in an aggregate amount of $1.0 million into 20 million shares of CDII common stock at $0.05 per share, and a decrease of approximately $56,000 for loss on fair market value on available-for-sale marketable securities.

Income Taxes

In both fiscal year 2015 and 2014, we did not record income taxes, since we had significant losses in both years.

Net Loss from Continuing Operations

Net loss from continuing operations for fiscal year 2015 amounted to $4.7 million as compared to net loss of $5.0 million for fiscal year 2014. The loss for fiscal year 2015 was primarily due to $3.8 million of operating expenses.

Discontinued Operations

As described elsewhere in this report, in April 2015, the Company sold its entire 95% equity interest in CDI Jingkun Zinc and 100% equity interest in CDI Metal to Xiaowen Zhuang, a management member of CDI Shanghai Management and the brother of James (Yuejian) Wang, the CEO of the Company, for zero consideration. The Company also sold its 100% equity interest in CDI Jixiang Metal to Dragon Capital, a related party company. We also disposed of operation in CDI Chile. As a result, results of operations, financial position and cash flows associated with CDI Jingkun Zinc, CDI Metal, CDI Jixiang Metal and CDI Chile are also reported as discontinued operations for all periods presented. The Company recorded a gain on disposal of subsidiaries of $1.6 million in fiscal year 2015, as compared to a gain of $34 million from discontinued operations in fiscal year 2014.

Net Gain/Loss

Net loss for fiscal year 2015 amounted to $3.1 million, as compared to net gain of $13.8 million for fiscal year 2014, primarily due to a decrease of $0.3 million in net loss from continuing operations and we also had a decrease of $15.0 million in loss from discontinued operations, together with an decrease of $32.4 million from the gain on disposal of subsidiaries.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash. As of September 30, 2015 we had a working capital deficit of $8.9 million, as compared to $7.1 million as of September 30, 2014. We rely upon cash generated from our operations, the sale of our subsidiaries, access under factoring and other lending relationships and advances from related parties to fund our operations. We do not have any commitments for capital expenditures. Our Mineral Trading segment has operating losses, and revenues from our Consulting segment vary greatly from period to period. Our Consulting segment generally receives full payment in advance for consulting services to be provided over the term of the contract, primarily in the form of our client companies' common stock. For transactions in which we advise a new client company on entering into the U.S. public market for the first time, it may take some additional time for us to receive our transaction fees due to the necessary compliance and regulatory filing process, and it is possible that at such time, if ever, when we are able to sell the securities we receive as compensation, the funds we receive upon the sale will not be equal to the amount of revenue we initially recognized.  In addition, revenues from this segment do not provide cash to pay costs or operating expenses until we are able to liquidate those securities, on which there are no assurances.  As a result of the working capital deficit and the operating losses incurred, our cash flow from operations is not sufficient to sustain our operations and satisfy our obligations as they become due.

Our cash balance as of September 30, 2015 amounted to approximately $23,000, a decrease of $59,000, as compared to September 30, 2014. During fiscal year 2015, we had cash outflow of $0.94 million used in operating activities, including $0.91 million used in continued operating activities and approximately $29,000 used in discontinued operations. We had cash outflow of $3,000 used in investing activities. We also had inflows of $830,000 from third party loans, $112,000 of borrowing from related party, an outflow of $13,000 for payment to related parties, and an outflow of $97,000 for payment on loans payable. The net cash provided by financing activities was $833,000 from continuing operations.

Our marketable securities available-for-sale as of September 30, 2015 totaled $23,000, a decrease of $25,000 as compared to September 30, 2014, primarily due to change in fair market value of certain marketable securities. We did not write off any marketable securities during fiscal 2015.

Our accounts receivable, including account receivable - related party as of September 30, 2015 amounted to $17,000, a decrease of $42,000 as compared to September 30, 2014, primarily due to the collection of accounts receivable from the related party.

Prepaid expenses and other current assets consist of prepayments to vendors for services and inventory, other receivables, and security deposits. Prepaid expenses and other current assets as of September 30, 2015 amounted to $17,000, a decrease of $ 963,000 as compared to September 30, 2014, primarily due to the impairment on a total receivable balance from the sale of our 51% interest in CDI Beijing, based on aging of the receivable and the historical trends.

Short-term loans at September 30, 2015 included $643,000 of loan from TCA Global Credit Master Fund, LP, bearing annual interest at 18%, and was due on January 31, 2015, which was in default as of September 30, 2015; $200,000 of loan from Draco Resources, Inc., bearing annual interest at 2%, which is currently in default; $600,000 loan from Kong Tung, bearing monthly interest at 2%, which was originally due on January 7, 2015 and extended to December 31, 2015; $700,000 of loan from Yewen Xi, bearing annual interest at 12%, of which $500,000 is due on September 30, 2016, and $200,000 is due on May 31, 2016; and $72,470 of loan from Money Works Direct, bearing monthly interest rate at 3.99% , which is due on April 30, 2016.

Accounts payable and accrued expenses represent payables associated with the general operations within each segment, including accrued payrolls. Accounts payable and accrued expenses as of September 30, 2015 amounted to $1,192,000, an increase of $422,000 as compared to September 30, 2014, primarily due to an increase of legal fees of $316,000 for TCA loan processing and interest payables for increased short-term loans.

Advances from customers and deferred revenues represent prepayments for products or services, which have not yet been shipped or provided. Advances from customers as of September 30, 2015 amounted to $423,000, the same as it was on September 30, 2014.

Certain events may have a negative impact on our liquidity position during fiscal year 2016:

Our short term loans of $843,000 matured by September 30, 2015, and currently are in default. While we intend to extend the maturity date for these loans, we have not entered into any agreements with the lenders for such an extension.  In the event we are unable to extend the term of these loans, or we are unable to repay these obligations when due, we may have to seek additional financing, and no assurances can be given that such financing would be available on a timely basis, on terms that are acceptable or at all. Failure to meet the repayment or other obligations of our existing debt on or before its due date could materially adversely affect our business, results of operations and financial condition and threaten our financial viability.

We maintain cash and cash equivalents in the United States and China. On September 30, 2015 and 2014, bank deposits by geographic area, were as follows (dollars in thousands):

Country	September 30, 2015		September 30, 2014
United States	$12,463	55%	$52,574	65%
China	10,171	45%	28,641	35%
Total cash and cash equivalents	$22,634	100%	$81,215	100%

Analysis of Cash Flows

In fiscal year 2015, our net decrease in cash amounted to approximately $60,000, which was comprised of $938,000 used in operating activities, and $3,000 used in investing activities, offset by $833,000 of cash provided by financing activities and $48,000 from non-cash favorable effect of prevailing exchange rate on our cash position.

Cash Used in Operating Activities

Net cash used in operating activities of continuing operations for fiscal year 2015 amounted to approximately $0.91 million, which was primarily due to a net loss of $3.1 million adjusted by gain from discontinued operations of $1.6 million and non-cash items such as stock-based compensation and fees to the employees and the consultants of $443,000, stock options and warrants issuance to employees and the consultants of $131,000, allowance for doubtful accounts of $1.3 million, amortization of debt discount of $361,000, change in fair value of derivative liabilities of $885,000, an increase of $458,000 in accounts payable and accrued expenses due to purchases on account, an increase of $215,000 in due to related parties and an increase of $466,000 in other liabilities, offset by gain on debt converted into common stock of $488,000.

Net cash used in operating activities of continuing operations for fiscal year 2014 amounted to approximately $2.1 million, which was primarily due to a net gain of $13.8 million adjusted by loss from discontinued operations of $19.0 million and non-cash items such as depreciation and loss on disposal of property and equipment of $52,540, stock-based compensation and fees to the employees and the consultants of $475,000, stock options issuance to employees and the consultants of $207,000, and impairment loss on fair market value of marketable securities available-for-sale of $450,000, a decrease of $1.2 million in prepaid expense and other current assets, a decrease of $563,000 in loans, other receivables and prepaid expenses from related parties, and an increase of $413,000 in advances from customers, offset by a decrease of $297,000 in accounts payable and accrued expenses due to purchases on account, and a decrease of $216,000 in deferred revenue.

Cash Used in Investing Activities

Net cash used in investing activities of continuing operations for fiscal year 2015 amounted to $3,000, which was cash paid on disposal of subsidiaries,

Net cash used in investing activities of continuing operations for fiscal year 2014 amounted to $748,000, which was primarily due to $1.1 million cash paid on disposal of subsidiaries, offset by $392,000 proceeds from sales of marketable securities available-for-sale within our Consulting segment.

Cash Provided by Financing Activities

Net cash provided by financing activities of continuing operations for fiscal year 2015 amounted to approximately $833,000 primarily due to an increase in proceeds from loans of $830,000 and a $112,000 borrowing from related parties, offset by a $97,000 payment on loan payables and a $13,000 repayments to related parties.

Net cash provided by financing activities of continuing operations for fiscal year 2014 amounted to approximately $1.5 million primarily due to an increase in proceeds from loans of $1.1 million, a $656,000 borrowing from related parties and proceeds from exercise of options of $105,000, offset by a $240,000 payment on loan payables and a $39,000 payment for dividend.

Series A Convertible Preferred Stock and Related Dividends

As of September 30, 2015, 1,006 shares of Series A convertible preferred stock remained outstanding. During fiscal year 2015, we did not pay ordinary dividend either in cash or our common stock. During fiscal year 2014, we paid $39,390 of ordinary dividends in cash.

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
-
Any obligation under a contract that would be accounted for as a derivative instrument, except that it is both indexed to our stock and classified in stockholder's equity in our statement of financial position, and

-
Any obligation arising out of a material variable interest held by us in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to us, or engages in leasing, hedging or research and development services with us.

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

Revenue Recognition

We follow the guidance of Accounting Standards Codification (ASC) 605, "Revenue Recognition," and the Securities and Exchange Commission's Staff Accounting Bulletin (SAB) No. 104 and SAB Topic 13 for revenue recognition. In general, we record revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results when ultimately realized could differ from those estimates. Significant estimates in fiscal year 2015 and fiscal year 2014 include valuation of marketable securities available-for-sale, allowance for doubtful accounts, fair value of share-based compensation, the useful lives and impairment of property, plant and equipment, impairment of goodwill, intangible assets and other assets, and fair value of derivative liability.

Fair Value of Financial Instruments

We follow ASC 820, "Fair Value Measurements and Disclosures," as amended by Financial Accounting Standards Board (FASB) Financial Staff Position (FSP) No. 157 and related guidance. Those provisions relate to our financial assets and liabilities carried at fair value and our fair value disclosures related to financial assets and liabilities. ASC 820 defines fair value, expands related disclosure requirements and specifies a hierarchy of valuation techniques based on the nature of the inputs used to develop the fair value measures. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, assuming the transaction occurs in the principal or most advantageous market for that asset or liability.

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

Marketable Securities

Our marketable securities available-for-sale are carried at fair value. We make fair value measurements for the carrying amount of the marketable securities available-for-sale quarterly pursuant to ASC 820, "Fair Value Measurements and Disclosures," as amended by FASBFSP No. 157 and related guidance. We record an unrealized gain/(loss) on changes in fair value of such marketable securities in the equity section of our balance sheet as Other Comprehensive Income (OCI), pursuant to ASC 320, "Investments - Debt and Equity Securities". We make an analysis at least on an annual basis to determine if and when such unrealized (loss) has become other than temporarily impaired, and reclassify it as a realized (loss) into our current period's net income/(loss). This determination is based on a number of factors, including but not limited to (i) the percentage of the decline, (ii) the severity of the decline in relation to the enterprise/market conditions, and (iii) the duration of the decline.

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

Comprehensive Income

We follow ASC 205, "Presentation of Financial Statements," and ASC 220, "Reporting Comprehensive Income," to recognize the elements of comprehensive income. Comprehensive income is comprised of net income and all changes to the statements of stockholders' equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive income for the fiscal year 2014 and fiscal year 2013 included net income, foreign currency translation adjustments, unrealized gains or losses on marketable securities available-for-sale, net of income taxes, and unrealized gains or losses on marketable securities available-for-sale-related party, net of income taxes.

Impairment of Long-Lived Assets

In accordance with ASC 360-10, "Impairment or Disposal of Long-Lived Assets", we periodically review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. We recognize an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the differences between the discounted future cash flows or estimated fair value and the book value of the underlying asset.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in the Exchange Act that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC's rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Management, with the participation of our CEO, performed evaluations of the effectiveness of our disclosure controls and procedures as of September 30, 2015 and 2014. Based on those evaluations, which identified both significant deficiencies and material weakness in our internal control over financial reporting, our management, including our CEO, concluded that our disclosure controls and procedures were not effective as of September 30, 2015 and 2014.

The material weakness identified by our management was as follows:
-	A lack of sufficient number of personnel to provide segregation within the functions to be consistent with the objectives of internal control;
-
A lack of a fully integrated corporate-wide financial accounting system, including a lack of internal control over securities portfolio management and evaluation and a lack of business reporting procedures;

-	A lack of qualified accounting personnel who have sufficient knowledge in dealing with the complex U.S. GAAP accounting and financial issues; and
-	A lack of control procedures designed to ensure the accounting records and related information are complete and accurate.

A "material weakness" is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements would not be prevented or detected on a timely basis. We expect the material weaknesses will be remediated by the end of fiscal year 2016. Until such time, however, as these material weakness in our internal control over financial reporting are remediated, we expect to have continuing weaknesses in our internal control over financial reporting, disclosure controls and related procedures.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our CEO and CFO, we conducted evaluations of the effectiveness of our internal control over financial reporting based on the framework in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on those evaluations, our management concluded that, due to the significant deficiencies and material weakness described above, our internal control over financial reporting was not effective as of September 30, 2015 and 2014.

Remediation of Significant Deficiencies and Material Weakness in Internal Control over Financial Reporting

Through our increased awareness and remediation efforts, we believe that our actions will result in an improvement in our internal control over financial reporting in fiscal year 2016. Specifically, we plan to initiate a corporate-wide ERP implementation, conduct ongoing US GAAP trainings, and through our internal reviews and improved control procedures, we will identify certain prior accounting errors and make appropriate error corrections and disclosures, to prevent potential future material misstatements. In addition, we plan to make improvement throughout fiscal year 2016 to achieve our overall remediation target and objectives. Management believes that the actions described above will remediate the remaining significant deficiencies and material weakness we have identified in fiscal year 2015. As we work towards improvement of our internal control over financial reporting and implementation of the remediation measures, we may supplement or modify these remediation measures as appropriate.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the fourth quarter of fiscal year 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Executive Officers and Directors

The following table provides information on our executive officers and directors for fiscal year 2014 and 2015:

Name	Age	Position with the Company
Yuejian (James) Wang, Ph.D.	54	Chief Executive Officer, Chief Financial Officer and Chairman of Board
Yuwei Huang	61	Executive Vice President - Magnesium and director
Kong Tung	62	Director, President of Golden Magnesium

Yuejian (James) Wang, Ph.D. Dr. Wang has served as our CEO and Chairman of the Board since August 2006. Dr. Wang, a co-founder of China Direct Investments, has served as its CEO and Chairman of its Board since its inception in January 2005. He has served as our Chief Financial Officer since September 2012. Dr. Wang has also been a member of the Board of CIIC Investment Banking Services (Shanghai) Company, Limited from June 2004 to 2007. From 2001 to 2004, he was President and Chairman of the Board of Genesis Pharmaceuticals, Inc. (formerly Genesis Technology Group, Inc.). From 2000 to 2001, Dr. Wang was President, Chief Operating Officer and director of China Net & Technologies, Inc., a technology firm. From 2000 to 2001, Dr. Wang was Vice President, Chief Operating Officer and director of Ten Sleep Corporation, a California-based integrated Internet company that acquired and licensed technology, identified, acquired and developed development-stage technology and service entities and focused on the internet infrastructure market-PC, application-ready devices. From January 2000 to November 2000, Dr. Wang was President of Master Financial Group, Inc., a St. Paul, Minnesota-based company which was a wholly-owned subsidiary of Ten Sleep Corporation that provided consulting services for small private and public entities in the area of corporate finance, investor relations and business management. Between 1997 and 2000, Dr. Wang was a research scientist, Assistant Professor and Lab Director at the University of Minnesota, School of Medicine. Dr. Wang received a Bachelor of Science degree from the University of Science and Technology of China in He Fei, China in 1985, a Master of Science Degree from the Shanghai Second Medical University, Shanghai, China in 1988, and his Ph.D. degree from the University of Arizona in 1994.

As the founder and Chief Executive Officer of our company, Dr. Wang brings our board his considerable experience in corporate finance in the U.S. capital markets and identifying and acquiring China based companies poised for growth. He also brings the experience of managing a company with operations in the U.S. and China.

Yuwei Huang. Mr. Huang has served as our Executive Vice President - Magnesium since February 2009 and as Chief Executive Officer of our previous subsidiary, Chang Magnesium, since June 2006. He served as a director of CDII since September 2007. Mr. Huang also serves as General Manager of YiWei Magnesium since the company was founded in 1999 and serves in various positions with its affiliated entities including Vice Chairman of Shanxi Golden Trust YiWei Magnesium Industry Co., Ltd. since 2002, Vice Chairman of Taiyuan Qingcheng YiWei Magnesium Industry Co., Ltd. since 2001, Vice Chairman and General Manager of Taiyuan Minwei Magnesium Industry Co., Ltd. since 2000, General Manager of Taiyuan YiWei Magnesium Factory since 1998 and Chairman of Shangxi NiChiMen YiWei Magnesium Co., Ltd. since 1994. YiWei Magnesium, a minority owner of Chang Magnesium, owns interests in seven magnesium factories, a magnesium alloy factory and a magnesium powder desulphurization reagent factory, all located in China.

With his extensive experience in developing and operating a variety of businesses engaged in the production of magnesium and related products in China, Mr. Huang provides our board with technical and operational expertise as well as the benefit of his significant knowledge of all aspects of the production and sale of magnesium and various related products.

On July 29, 2015, Mr. Yuwei Huang resigned his position as a Director of CD International Enterprises, Inc. due to personal reasons. Mr. Huang's resignation is not due to any disagreement with the Company on any matter related to operations, policies or practices.

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

On March 26, 2015, Mr. Kong Tung resigned his position as a Director of CD International Enterprises, Inc. due to personal reasons. Mr. Huang's resignation is not due to any disagreement with the Company on any matter related to operations, policies or practices.

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

Shirley Xu, Controller. Ms. Xu has served as our Controller since January 2013. Ms. Xu is responsible for all internal control, overseeing general ledger accounting, monthly-end closing, taxation, banking, consolidation and financial reporting over all our subsidiaries. Ms. Xu is also responsible for SEC financial reporting for our clients of our Consulting segment. From February 2011 to December 2012, Ms. Xu served as the Company's Associate Controller. From October 2007 to January 2011, Ms. Xu served as senior accountant in our US headquarters. Prior to joining the Company, Ms. Xu was an accountant with Dayton Granger Inc. in Fort Lauderdale, FL and also served as a financial consultant with ING Group in Hong Kong. Ms. Xu received a BA degree in Accounting from Ramapo College in New Jersey in 1999 and she also has a BS degree in Engineering from Tongji University in China in 1991.

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

Board Leadership Structure and Board's Role in Risk Oversight

Our Chief Executive Officer also serves as the Chairman and, currently, as sole member of our board of directors and we have not designated any of our independent directors as a "lead director." Our board of directors believes that by combining the role of Chairman with the Chief Executive Officer, the Board may gain valuable perspective that combines the operational experience of a member of management with the oversight focus of a member of the Board.

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

Board Committees

The Board has standing nominating and corporate governance committees. Information concerning the current membership and function of each committee is as follows:

Director	Nominating and Governance Committee Member
Yuejian (James) Wang, Ph.D. (1)	☒
Kong Tung (2)	☒
Yuwei Huang (3)	☒

(1) Denotes Chairman; currently, Mr. Wang is the sole Director of CD International Enterprises, Inc.

(2) On March 26, 2015, Mr. Kong Tung resigned his position as a Director of CD International Enterprises, Inc. due to personal health issues. Mr. Tung's resignation is not due to any disagreement with the Company on any matter related to operations, policies or practices.

(3) On July 29, 2015, Mr. Yuwei Huang resigned his position as a Director of CD International Enterprises, Inc. due to personal health issues. Mr. Tung's resignation is not due to any disagreement with the Company on any matter related to operations, policies or practices.

Compliance with Section 16 (a) of the Exchange Act

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(d) of the Exchange Act during fiscal years 2015 and 2014 and Forms 5 and amendments thereto furnished to us with respect to fiscal year 2015 and 2014, as well as any written representation from a reporting person that no Form 5 is required, we are not aware that any officer, director or 10% or greater shareholder failed to file on a timely basis, as disclosed in the aforementioned forms, reports required by Section 16(a) of the Exchange Act during fiscal years 2015, 2014 and 2013 with the exception of Mr. Andrew X. Wang, our former Chief Financial Officer, failed to timely file one report reporting three dispositions.

ITEM 11.	EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table summarizes all compensation recorded by us in fiscal year 2015 and fiscal year 2014:

-	our principal executive officer or other individuals serving in a similar capacity during fiscal year 2015;
-	our two most highly compensated executive officers other than our principal executive officer who were serving as executive officers on September 30, 2015 whose compensation exceed $100,000; and
-	up to two additional individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer at September 30, 2015.

For definitional purposes these individuals are sometimes referred to as the "named executive officers" as that term is defined under Rule 3b-7 of the Securities Exchange Act of 1934. The value attributable to any stock or option awards is computed in accordance with ASC Topic 718.  None of our named executive officers received compensation in the form of Non-Equity Incentive Plan Compensation, Nonqualified Deferred Compensation Earnings, or any other forms of compensation in excess of the $10,000 in aggregate in fiscal year 2015 and fiscal year 2014. The amounts reflected in columns (d) and (e) represent the dollar amount recognized for financial statement reporting purposes with respect to fiscal year 2015 and fiscal year 2014 for the fair value of securities granted in each respective year in accordance with ASC Topic 718. Pursuant to Securities and Exchange Commission rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. Our methodology, including its underlying estimates and assumptions used in calculating these values, is set forth in Note 12 to our consolidated financial statements appearing elsewhere in this report. These amounts reflect our accounting expense for these awards, and do not correspond to the actual value that may be realized upon exercise.

SUMMARY COMPENSATION TABLE
Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compen-sation ($) (g)	Non-Qualified Deferred Compen-sation Earnings ($) (h)	All Other Compen-sation ($) (i)	Total ($) (j)

Yuejian (James) Wang, Ph.D. (1)	2015	360,000	-	-	97,069	-	-	-	457,069
	2014	360,000	-	-	206,548	-	-	-	566,548

Yuwei Huang (2)	2015	-	-	-	-	-	-	-	-
	2014	196,464	-	-	-	-	-	-	196,464

Kong Tung (3)	2015	-	-	-	-	-	-	-	-
	2014	-	-	-	-	-	-	-	-

(1)
Dr. Wang has served as our Chief Executive Officer, President and Chairman since January 2009.  The amount in column (f) represents the fair value of option awards to Dr. Wang's 9,000,000 shares vest through three years from the beginning of fiscal 2014.

(2)
Mr. Huang has served as Executive Vice President - Magnesium since February 2009. Mr. Huang did not receive any compensation for director services.  On July 29, 2015, Mr. Yuwei Huang resigned his position as a Director of CD International Enterprises, Inc. due to personal reasons.

(3)
Mr. Tung is President of Golden Magnesium. Mr. Tung did not receive any compensation for director services. On March 26, 2015, Mr. Kong Tung resigned his position as a Director of CD International Enterprises, Inc. due to personal reasons.

Executive Employment Agreements and Narrative Regarding Executive Compensation

Yuejian (James) Wang

On August 6, 2008, our board approved, based on the recommendation of the compensation committee, an employment agreement with Dr. Wang effective as of August 1, 2008.  Dr. Wang's August 1, 2008 employment agreement expired on December 31, 2013. On July 2, 2013, Dr. Wang and the Company entered into a new employment agreement for the term of three years. The Agreement provided, among other things, payment of a base salary which increases annually at fixed amounts, eligibility to receive an annual incentive bonus, a discretionary bonus if approved by our board based on a recommendation of the compensation committee, participation in certain health and welfare benefit plans, an automobile allowance and an allowance for use of an email enabled mobile phone.

Dr. Wang's August 1, 2008 employment agreement provides that he will serve as our chief executive officer and a member of our board through December 31, 2013 at a base salary of $166,667 from August 1, 2008 through December 31, 2009 and an annual base salary of $450,000 in 2009, $500,000 in 2010, $550,000 in 2011, $600,000 in 2012, $650,000 in 2013, $360,000 in 2014, and $360,000 in 2015.

Under the August 1, 2008 employment agreement, if Dr. Wang's employment is terminated as a result of his death, disability, by us without cause or he resigns within 90 days following a change of control or for "good reason", Dr. Wang will be entitled to receive (in addition to salary and certain other benefits earned prior to termination) a single lump sum payment in an amount equal to two times the sum of his then-current annual base salary and the highest annual discretionary bonus and the highest incentive bonus that he was entitled to receive within the three (3) years preceding the date of termination. In addition, Dr. Wang will become fully vested in all outstanding stock incentive awards, will be entitled to certain health and welfare benefits for a period of two years following such termination and payment of additional amounts, in the event additional taxes are imposed on the under Section 280G of the Internal Revenue Code.

Under the August 1, 2008 employment agreement, "cause" means: (i) a final non-appealable adjudication of Dr. Wang of a felony, which would have a material or adverse effect on our business; or (ii) the determination of the Board (other than the affected employee) that Dr. Wang has engaged in intentional misconduct or the gross neglect of his duties, which has a continuing material adverse effect on our business.

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

Starting from Oct 1, 2013, Dr. Wang's cash salary was reduced from $50,000 to $30,000 per month. In return, the Company will award Dr. Wang an annual option to purchase three million shares of the Company's common stock at $0.05 per share per year, vesting after September 30 of each year. Dr. Wang agrees that, for his unpaid cash salary accrued from January 2012 to September 2013, totaling $405,000, the Company has the option to pay him in a combination of stock and cash. In the event the Company issues the Company's restricted stock, the common stock will be priced at $0.05 per share as payment. In addition, the Company has an option to pay him with its client company's shares.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

As of January 14, 2016 we had 508,044,370 shares of common stock issued and outstanding. The following table sets forth information known to us as of January 14, 2016 relating to the beneficial ownership of shares of our common stock by:

-	each person who is known by us to be the beneficial owner of more than 5% of our outstanding common stock;
-	each director and nominee;
-	each named executive officer; and
-	all named executive officers and directors as a group.

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

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percentage of Class
Yuejian (James) Wang, Ph.D.	4,647,032	*	1%

All directors and executive officers as a group	4,647,032		1%

* Not including the 9 million option shares from 2014 to 2016. Per employment agreement signed on July 2, 2013 and the employment amendment signed on September 30, 2013, Dr. Wang shall receive options to purchase 3 million shares of the Company stock at $0.05 per share per year, vesting after September 30 of each year.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth securities authorized for issuance under any equity compensation plans approved by our shareholders as well as any equity compensation plans not approved by our shareholders as of September 30, 2015.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Plan category
Plans approved by our shareholders:
2006 Equity Plan			10,000,000
2008 Executive Stock Incentive Plan			318,707
2008 Non-Executive Stock Incentive Plan			210,249
2013 Plan			10,400,000
Plans not approved by shareholders:
2006 Stock Plan			-
2012 Equity Compensation Plan			103,280
2015 Employee and Consultant Stock Incentive and Compensation Plan			17,500,000

Equity Compensation Plans

We presently have seven equity compensation plans including our 2006 Equity Compensation Plan ("2006 Equity Plan"), our 2006 Stock Compensation Plan ("2006 Stock Plan"), our 2008 Executive Stock Incentive Plan (the "2008 Executive Plan"), our 2008 Non-Executive Stock Incentive Plan (the "2008 Non-Executive Plan"), our 2012 Equity Compensation Plan (the "2012 Plan"), our 2013 Employee and Consultant Stock Incentive and Compensation Plan (the "2013 Plan") and 2015 Employee and Consultant Stock Incentive and Compensation Plan (the "2015 Plan"). The purpose of the each of the plans is to advance the interests of our company by providing an incentive to attract, retain and motivate highly qualified and competent persons who are important to us and upon whose efforts and judgment the success of our company is largely dependent, including our officers and directors, key employees, consultants and independent contractors. Other than the 2008 Executive Plan under which grants may only be made to our executive officers, our officers, directors, key employees and consultants are eligible to receive awards under each of the plans.  Only our employees are eligible to receive incentive options.

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

Generally, plan options granted may either be options qualifying as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), or options that do not so qualify.  Our 2012, 2013 and 2015 Plans do not provide for the grant of incentive options.  Any incentive option granted under the particular plan must provide an exercise price of not less than 100% of the fair market value of the underlying shares on the date of such grant, but the exercise price of any incentive option granted to an eligible employee owning more than 10% of our common stock must be at least 110% of such fair market value as determined on the date of the grant.  Dependent upon the particular plan, non-qualified options must provide for an exercise price of not less than par value of our common stock on the date of grant up to at least 85% of the fair market value of our common stock on the date of grant.

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

From time to time we borrowed funds from related parties for working capital purposes, including from our Chief Executive Officer, and the brother of our Chief Executive Officer. At September 30, 2015 CD International owed to James (Yuejian) Wang, our Chief Executive Officer, a total of $331,935, and CDI Shanghai Management owed to Xiaowen Zhang, the brother of our Chief Executive Officer, a total of $43,124. At September 30, 2015 CDI Shanghai management also owed to Dragon Capital Group Corp., the company managed by the brother of our Chief Executive Officer, a total of $6,295.

From time to time we have entered into loan agreements with related parties for working capital purposes, including from our Chief Executive Officer, and our directors. These loans are generally unsecured and due on demand. At September 30, 2015 CD International owed James (Yuejian) Wang, our Chief Executive Officer and director, a total of $388,082 including aggregate principal loan amount of $300,000 and accrued interest of $88,082.

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

For purposes of the Related Person Transaction Policy, a "related person" means:

-	any director or executive officer of ours,
-	any nominee for director,
-	any 5% beneficial owner of our common stock,
-	any immediate family member of a director, nominee for director, executive officer or 5% beneficial owner of our common stock, and
-
any firm, corporation, or other entity in which any of these persons is employed or is a partner or principal or in a similar position, or in which such person has a 10% or greater beneficial ownership interest.

The Related Person Transaction Policy will provide that the following types of transactions are deemed to be pre-approved under the policy:

-	transactions that are available to related persons on the same terms as such transactions are available to all employees generally;
-
compensation or indemnification arrangements of any executive officer, other than an individual who is an immediate family member of a related person, if such arrangements have been approved by the Board of Directors or the compensation committee;

-
transactions in which the related person's interest derives solely from his or her ownership of less than 10% of the equity interest in another person (other than a general partnership interest) that is a party to the transaction;

-
transactions in which the related person's interest derives solely from his or her ownership of a class of our equity securities and all holders of that class of equity securities received the same benefit on a pro rata basis,

-	director compensation arrangements, if such arrangements have been approved by the Board of Directors or the nominating and corporate governance committee; and
-	any other transaction which is not required to be disclosed as a "related person transaction" under applicable securities regulations.

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

Director Independence

None of the Company's directors is an "independent" director as that term is defined in the Nasdaq Marketplace Rules.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table shows the fees that were billed for the audit and other services provided by Malone-Bailey, LLP for fiscal year 2015 and 2014.

	2015	2014
Audit Fees	$65,000	$120,000
Audit-Related Fees	-	-
Other Fees	-	-
Total	$65,000	$120,000

Audit Fees - This category includes the audit of our annual financial statements, review of financial statements included in our quarterly reports and services that are normally provided by the independent registered public accounting firm in connection with engagements for those years and services that are normally provided by our independent registered public accounting firm in connection with statutory audits and Securities and Exchange Commission regulatory filings or engagements.

Audit-Related Fees - This category consists of assurance and related services by the independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under "Audit Fees".

Other Fees - This category consists of fees for the audits on the financial statements of our client companies and all other miscellaneous items.

Pre-Approval Policies and Procedure for Audit and Permitted Non-Audit Services

The audit committee has developed policies and procedures regarding the approval of all non-audit services that are to be rendered by our independent registered public accounting firm, as permitted under applicable laws, and the corresponding fees for such services. In situations where the full audit committee is unavailable to pre-approve any permitted non-audit services to be rendered by our independent registered public accounting firm:

-	our chief financial officer will evaluate the proposed engagement to confirm that the engagement is not prohibited by any applicable rules of the Securities and Exchange Commission,
-
following such confirmation by the chief financial officer , the chairperson of the audit committee will determine whether we should engage our independent registered public accounting firm for such permitted non-audit services and, if so, negotiate the terms of the engagement with our independent registered public accounting firm, and

-
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

Consistent with these policies and procedures, all audit services and non-audit services and all fees associated with such services performed by our independent registered public accounting firm in fiscal year 2015 and 2014 were pre-approved by audit committee.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	1.	Financial Statements

The consolidated financial statements and Report of Independent Registered Public Accounting Firm are listed in the "Index to Financial Statements and Schedules" on page F - 1 and included on pages F - 2 through F - 35.

	2.
Financial Statement Schedules
All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission (the "Commission") are either not required under the related instructions, are not applicable (and therefore have been omitted), or the required disclosures are contained in the financial statements included herein.

	3.	Exhibits (including those incorporated by reference).

Exhibit No.		Description of Exhibit
3.1
Certificate of Incorporation Incorporated by reference to the Form 10-SB as filed on June 17, 1999 (incorporated herein by reference to Exhibit 3.1 as part of the Company's Form 10-SB as filed with the Commission on June 17, 1999).

3.2		Bylaws (incorporated herein by reference to Exhibit 3.2 filed as a part of the Company's Form 10-Q filed with the Commission on August 8, 2008).
3.3
Certificate of Amendment to the Certificate of Incorporation (incorporated herein by reference to Exhibit 3.3 as part of the Company's Current Report on Form 8-K filed with the Commission on August 17, 2006).

3.4		Certificate of Domestication of China Direct, Inc. (incorporated herein by reference to Exhibit 3.4 as part of the Company's Current Report on Form 8-K filed with the Commission on June 27, 2007).
3.5
Form of Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock (incorporated herein by reference to Exhibit 3.5 as part of the Company's Current Report on Form 8-K filed with the Commission on February 12, 2008).

3.6
Articles of Amendment to the Articles of Incorporation of China Direct Industries, Inc. (incorporated herein by reference to Appendix E filed as a part of the Company's Definitive Proxy Statement filed with the Commission on January 25, 2012).

4.1		Form of common stock purchase warrant (incorporated herein by reference to Exhibit 4.1 as part of the Company's Current Report on Form 8-K filed with the Commission on February 12, 2008).
4.2		Form of common stock purchase warrant (incorporated herein by reference to Exhibit 10.2 as part of the Company's Current Report on Form 8-K filed with the Commission on June 17, 2009).
4.3		Form of $2.00 Common Stock Purchase Warrant (incorporated herein by reference to Exhibit 4.3 as part of the Company's Form 8-K as filed with the Commission on January 4, 2011).
10.1
Equity Transfer Agreement dated September 28, 2012 by and among CDI China, Inc., Black Stone Chemical Limited, Shanghai Lang Chemical Co., Ltd. and Qian Zhu and Jingdong Chen (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on October 5, 2012).

10.2	+	2005 Equity Compensation Plan (incorporated herein by reference to Exhibit 99.1 as part of the Company's Registration Statement on Form S-8 filed with the Commission on June 16, 2005).
10.3	+	2006 Equity Compensation Plan (incorporated herein by reference to Exhibit 10.14 as part of the Company's Current Report on Form 8-K filed with the Commission on August 17, 2006).
10.4	+	2006 Stock Compensation Plan (incorporated herein by reference to Exhibit 10.1 as part of the Company's Registration Statement on Form S-8 filed with the Commission on October 30, 2006).
10.5
Contract for Sino-Foreign Equity Joint Venture between Asia Magnesium Co., Ltd., Shanxi Senrun Coal Chemistry Co., Ltd. and Taiyuan YiWei Magnesium Industry Co., Ltd. dated December 12, 2006 (incorporated herein by reference to Exhibit 10.1 as part of the Company's Quarterly Report on Form 10-QSB for the period ended June 30, 2007 filed with the Commission on August 8, 2007 (Commission File No. 000-26415)).

10.6
Asia Magnesium Ownership Transfer Agreement dated July 1, 2007 between Jiang Dong and Capital Resource Management Co., Ltd. (incorporated herein by reference to Exhibit 10.2 as part of the Company's Quarterly Report on Form 10-QSB for the period ended June 30, 2007 filed with the Commission on August 8, 2007).

10.7
Shangxi Gu County Golden Magnesium Co., Ltd. Investment Agreement Supplement dated May 30, 2007 among Taiyuan YiWei Magnesium Co., Ltd., Asia Magnesium Co., Ltd. and Shanxi Senrun Coal Chemistry Co. Ltd. (incorporated herein by reference to Exhibit 10.3 as part of the Company's Quarterly Report on Form 10-QSB for the period ended June 30, 2007 filed with the Commission on August 8, 2007).

10.8
Stock Purchase Agreement dated August 24, 2007 between CDI China, Inc., China Direct, Inc. and Sense Holdings, Inc. (incorporated herein by reference to Exhibit 10.1 as part of the Company's Current Report on Form 8-K filed with the Commission on August 28, 2007).

10.9
Joint Venture Agreement dated September 28, 2007 among Shanxi Jinyang Coal And Coke Group Co., Ltd., Runlian Tian and CDI China, Inc. (incorporated herein by reference to Exhibit 10.1 as part of the Company's Quarterly Report on Form 10-QSB for the period ended September 30, 2007 filed with the Commission on November 14, 2007).

10.10	*	Secured Promissory Note in the principal amount of $400,000 and Security Agreement each dated May 15, 2012 by and between China Direct Investments, Inc. and China Discovery Investors, Inc.
10.11
Registration Rights Agreement dated February 11, 2008 (incorporated herein by reference to Exhibit 10.20 as part of the Company's Current Report on Form 8-K filed with the Commission on February 12, 2008).

10.12	+
Option Agreement dated August 16, 2006 between China Direct, Inc. and David Stein (incorporated herein by reference to Exhibit 10.3 filed as a part of the Company's Form S-8 filed with the Commission on November 11, 2007).

10.13	+
Employment Agreement dated August 7, 2008 between China Direct, Inc. and Dr. Yuejian (James) Wang (incorporated herein by reference to Exhibit 10.22 filed as a part of the Company's Form 10-Q filed with the Commission on August 8, 2008).

10.14	+	2008 Executive Stock Incentive Plan, as amended (incorporated herein by reference to the definitive Proxy Statement on Schedule 14A as filed with the Commission on April 26, 2012).
10.15	+	2008 Non-Executive Stock Incentive Plan, as amended (incorporated herein by reference to the definitive Proxy Statement on Schedule 14A as filed with the Commission on April 26, 2012).
10.16	+	2012 Equity Compensation Plan (incorporated herein by reference to Exhibit 4.4 filed as a part of the Company's Current Report on Form 8-K filed with the Commission on July 20, 2012).
10.17
Joint Venture Agreement entered into between CDI Shanghai Management Co., Ltd. and Chi Chen dated September 20, 2008 (incorporated herein by reference to Exhibit 10.28 filed as a part of the Company's Form 10-Q filed with the Commission on August 8, 2008).

10.18	+
Form of November 13, 2008 Amendment to Employment Agreements dated August 7, 2008 between China Direct, Inc. and Dr. Yuejian (James) Wang (incorporated herein by reference to Exhibit 10.29 filed as a part of the Company's Current Report on Form 10-Q for the period ended September 30, 2008).

10.19	+
Option Agreement dated August 16, 2006 between China Direct, Inc. and Dr. Yuejian (James) Wang (incorporated herein by reference to Exhibit 10.1 filed as a part of the Company's Form S-8 filed with the Commission on November 11, 2007).

10.20
Baotou Changxin Magnesium Co., Ltd. Investment Agreement dated February 20, 2008 among CDI China, Inc., Excel Rise Technology Co., Ltd. and Three Harmony (Australia) Pty, Ltd. (incorporated herein by reference to Exhibit 10.1 as part of the Company's Current Report on Form 8-K filed with the Commission on February 26, 2008).

10.21
Baotou Changxin Magnesium Co., Ltd. Articles of Association dated January 31, 2008 (incorporated herein by reference to Exhibit 3.1 as part of the Company's Current Report on Form 8-K filed with the Commission on February 26, 2008).

10.22
Investment Framework Agreement dated as of April 26, 2008 by and between Baotou Xinjin Magnesium Co., Ltd. and CDI China, Inc. (incorporated herein by reference to Exhibit 10.18 as part of the Company's Current Report on Form 8-K filed with the Commission on May 1, 2008).

10.23
Lease Agreement dated August 21, 2007 between 431 Fairway Associates, LLC and China Direct, Inc. (incorporated herein by reference to Exhibit 10.37 filed as a part of the Company's Form 10-K filed with the Commission on March 31, 2009).

10.24	+
Consulting Agreement dated January 23, 2009 between China Direct, Inc. and Marc Siegel (incorporated herein by reference to Exhibit 10.1 as part of the Company's Current Report on Form 8-K filed with the Commission on January 26, 2009).

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
Compensation Arrangements with Philip Y. Shen, Ph.D. effective January 26, 2009 (incorporated herein by reference to the Company's Current Report on Form 8-K filed with the Commission on January 26, 2009 ).

10.29	+
Amendment dated January 23, 2009 to Yuejian (James) Wang, Ph.D.'s Employment Agreement (incorporated herein by reference to the Company's Current Report on Form 8-K filed with the Commission on January 26, 2009).

10.30	*	Secured Promissory Note in the principal amount of $300,000 and Security Agreement each dated August 21, 2012 by and between China Direct Investments, Inc. and Weidong Chai
10.31
Equity Transfer Agreement dated October 8, 2012 by and among CDI Shanghai Management Co., Ltd., CDI Beijing International Trading Co., Ltd. and Chi Chen and Huijuan Chen (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on October 10, 2012).

10.32
Continuous Offering Program Agreement dated October 14, 2009 between China Direct Industries, Inc. and Rodman & Renshaw, LLC (incorporated herein by reference to Exhibit 10.1 as part of the Company's Current Report on Form 8-K filed with the Commission on October 15, 2009).

10.33	*	Accounts Receivable Purchase Agreement, between IMG and DS-Concept Trade Invest, dated October 10, 2012.
10.34	*	Master Purchase and Sale Agreement between CDII Minerals, and Claro Trade Finance, November 19, 2012.
10.35
Equity Transfer Agreement dated July 13, 2010 entered into among CDI China, Inc., Pine Capital Enterprises, Inc., Taiyuan Yiwei Magnesium Industry Co., Ltd. and Taiyuan Ruiming Yiwei Magnesium Industry Co., Ltd. (incorporated herein by reference to Exhibit 10.1 as part of the Company's Current Report on Form 8-K filed with the Commission on July 15, 2010).

10.36
Amendment dated October 28, 2010 to Equity Transfer Agreement dated July 13, 2010 entered into among CDI China, Inc., Pine Capital Enterprises, Inc., Taiyuan Yiwei Magnesium Industry Co., Ltd. and Taiyuan Ruiming Yiwei Magnesium Industry Co., Ltd. (incorporated herein by reference to Exhibit 10.53 as part of the Company's Form 10-K as filed with the Commission on December 23, 2010).

10.37
Engagement Letter dated December 30, 2010 between China Direct Industries, Inc. and Rodman & Renshaw, LLC (incorporated herein by reference to Exhibit 10.54 as part of the Company's Form 8-K as filed with the Commission on January 4, 2011).

10.38		Form of Securities Purchase Agreement dated December 30, 2010 (incorporated herein by reference to Exhibit 10.55 as part of the Company's Form 8-K as filed with the Commission on January 4, 2011 ).
10.39
"At-the-Market" Program Agreement between China Direct Industries, Inc. and Global Hunter Securities, LLC dated February 14, 2011 (incorporated herein by reference to Exhibit 10.56 as part of the Company's Quarterly Report on Form 10-Q for the period ended December 31, 2010 as filed with the Commission on February 14, 2011).

10.40
Stock Transfer Agreement dated May 6, 2011 between CDI China, Inc. and Kong Tung and Hui Dong (Incorporated herein by reference to Exhibit 10.1 as part of the Company's Form 8-K as filed with the Commission on May 12, 2011).

10.41
Stock Transfer Agreement dated March 7, 2011 between CDI China, Inc. and Bloomgain Investment Limited (Incorporated herein by reference to Exhibit 10.1 as part of the Company's Form 8-K as filed with the Commission on August 11, 2011).

10.42
Amendment I dated March 7, 2011 to Stock Transfer Agreement between CDI China, Inc. and Bloomgain Investment Limited (Incorporated herein by reference to Exhibit 10.2 as part of the Company's Form 8-K as filed with the Commission on August 11, 2011).

10.43
Amendment II dated March 7, 2011 to Stock Transfer Agreement between CDI China, Inc. and Bloomgain Investment Limited (Incorporated herein by reference to Exhibit 10.3 as part of the Company's Form 8-K as filed with the Commission on August 11, 2011).

10.44
Amendment III dated June 23, 2011 to Stock Transfer Agreement between CDI China, Inc. and Bloomgain Investment Limited (Incorporated herein by reference to Exhibit 10.4 as part of the Company's Form 8-K as filed with the Commission on August 11, 2011).

10.45
Amendment IV dated August 8, 2011 to Stock Transfer Agreement between CDI China, Inc. and Bloomgain Investment Limited (Incorporated herein by reference to Exhibit 10.5 as part of the Company's Form 8-K as filed with the Commission on August 11, 2011).

10.46
Equity Transfer Contract dated August 30, 2011 among CDI China, Inc., Marvelous Honor Holding Inc., Lianling Dong, Ping Liu, Jianzhong Ju, Lifei Huang, Xumin Cui, Golden Trust Magnesium Industry Co. Ltd. and Kong Tung (Incorporated herein by reference to Exhibit 10.1 as part of the Company's Form 8-K as filed with the Commission on September 6, 2011).

10.47
Equity Transfer Contract dated August 30, 2011 among CDI China, Inc.; Mr. Yuwei Huang, Mr. Xumin Cui; and Golden Trust Magnesium Industry Co. Ltd. (Incorporated herein by reference to Exhibit 10.2 as part of the Company's Form 8-K as filed with the Commission on September 6, 2011).

10.48
Equity Transfer Contract dated August 30, 2011 among Taiyuan Ruiming Yiwei Magnesium Industry Co. Ltd., Taiyuan Yiwei Magnesium Industry Co., Ltd., Lingshi Xinghai Magnesium Industry Co. Ltd., China Direct Industries, Inc., Pine Capital Enterprises, Inc. and Yuwei Huang (Incorporated herein by reference to Exhibit 10.3 as part of the Company's Form 8-K as filed with the Commission on September 6, 2011).

10.49	+
Management Agreement  dated August 30, 2011 among China Direct Industries, Inc., CDI China Inc., Yuwei Huang and Kong Tung (Incorporated herein by reference to Exhibit 10.4 as part of the Company's Form 8-K as filed with the Commission on September 6, 2011).

10.50
Third Amendment to Lease between 431 Fairway Associates, LLC and China Direct Industries, Inc. dated November 29, 2011.(Incorporated herein by reference to Exhibit 10.50 as part of the Company's Annual Report on Form 10-K for the year ended September 30, 2011 as filed with the Commission on December 23, 2011).

10.51
Equity Transfer Contract Amendment dated January 12, 2012 among CDI China, Inc., Marvelous Honor Holding Inc., Lianling Dong, Ping Liu, Jianzhong Ju, Lifei Huang, Xumin Cui, Golden Trust Magnesium Industry Co. Ltd. and Kong Tung (incorporated herein by reference to Exhibit 10.1 as part of the Company's Current Report on Form 8-K filed with the Commission on January 13, 2011).

10.52
Equity Transfer Contract Amendment dated January 12, 2012 among CDI China, Inc.; Mr. Yuwei Huang, Mr. Xumin Cui; and Golden Trust Magnesium Industry Co. Ltd. (incorporated herein by reference to Exhibit 10.2 as part of the Company's Current Report on Form 8-K filed with the Commission on January 13, 2011).

10.53
Equity Transfer Contract Amendment dated January 12, 2012 among Taiyuan Ruiming Yiwei Magnesium Industry Co. Ltd., Taiyuan Yiwei Magnesium Industry Co., Ltd., Lingshi Xinghai Magnesium Industry Co. Ltd., China Direct Industries, Inc., Pine Capital Enterprises, Inc. and Yuwei Huang. (incorporated herein by reference to Exhibit 10.3 as part of the Company's Current Report on Form 8-K filed with the Commission on January 13, 2011).

10.54
Equity Transfer Contract Amendment No. 2 dated June 30, 2012 among CDI China, Inc., Marvelous Honor Holding Inc., Lianling Dong, Ping Liu, Jianzhong Ju, Lifei Huang, Xumin Cui, Golden Trust Magnesium Industry Co. Ltd. and Kong Tung (incorporated by reference to Exhibit 10.1 as part of the Company's Current Report on Form 8-K/A filed with the Commission on July 6, 2012).

10.55
Equity Transfer Contract Amendment No. 2 dated June 30, 2012 among CDI China, Inc.; Mr. Yuwei Huang, Mr. Xumin Cui; Golden Trust Magnesium Industry Co. Ltd. and Baotou Changxin Magnesium Co., Ltd. (incorporated by reference to Exhibit 10.2 as part of the Company's Current Report on Form 8-K/A filed with the Commission on July 6, 2012).

10.56
Equity Transfer Contract Amendment No. 2 dated June 30, 2012 among Taiyuan Ruiming Yiwei Magnesium Industry Co. Ltd., Taiyuan Yiwei Magnesium Industry Co., Ltd., Lingshi Xinghai Magnesium Industry Co. Ltd., CD International Enterprises, Inc., Pine Capital Enterprises, Inc. and Yuwei Huang (incorporated by reference to Exhibit 10.3 as part of the Company's Current Report on Form 8-K/A filed with the Commission on July 6, 2012).

14.1
Code of Business Conduct and Ethics (incorporated herein by reference to Exhibit 14.1 as part of the Company's Annual Report on Form 10-K for year ended December 31, 2007 filed with the Commission on March 31, 2008).

21.1	*	Subsidiaries of the registrant.
31.1	*	Section 302 Certificate of Chief Executive Officer.
31.2	*	Section 302 Certificate of Chief Financial Officer.
32.1	*	Section 906 Certificate of Chief Executive Officer and Chief Financial Officer.
101.INS	**	XBRL INSTANCE DOCUMENT
101.SCH	**	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL	**	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF	**	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB	**	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE	**	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE
+		Management contract or compensatory plan or arrangement.
*		Filed herewith.
**		In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this Annual Report on Form 10-K shall be deemed "furnished" and not "filed".

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CD INTERNATIONAL ENTERPRISES, INC.

Date: January 19, 2016	By:	/s/ Yuejian (James) Wang
Yuejian (James) Wang, Chairman and Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Yuejian (James) Wang	Chairman and Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting and Financial Officer) and Sole Director	January 19, 2016
Yuejian (James) Wang

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 2015 AND 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
CD International Enterprises, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of CD International Enterprises, Inc. and Subsidiaries (collectively, the "Company") as of September 30, 2015 and 2014, and the related consolidated statements of operations and comprehensive income (loss), changes in equity (deficit), and cash flows for the years ended September 30, 2015 and 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CD International Enterprises, Inc. and Subsidiaries as of September 30, 2015 and 2014 and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the fact that the Company suffered significant losses from operations and had a working capital deficiency while a significant amount of short-term loans payable is required to be refinanced raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP
www.MaloneBailey.com
Houston, Texas
January 19, 2016

Financial statements

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of September 30, 2015 and September 30, 2014

	September 30,	September 30,
	2015	2014

ASSETS
Current assets:
Cash and cash equivalents	$22,634	$81,215
Marketable securities available-for-sale	2,800	7,352
Marketable securities available-for-sale - related party	20,000	40,000
Accounts receivable	16,643	18,900
Accounts receivable - related party	-	40,000
Subscription receivable	50,100	-
Prepaid expenses and other current assets, net	16,813	980,144
Assets of discontinued operations	-	23,642
Total current assets	128,990	1,191,253
Property, plant and equipment, net	63,088	83,204
Other long-term assets	-	346,851
Total assets	$192,078	$1,621,308

LIABILITIES AND EQUITY (DEFICIT)
Current liabilities:
Loans payable	$2,215,470	$1,882,125
Accounts payable and accrued expenses	1,191,643	769,529
Accounts, loans and other payables - related parties	769,436	1,148,563
Advances from customers	422,898	422,898
Derivative liabilities	3,210,271	1,848,041
Other liabilities	1,199,856	593,641
Liabilities of discontinued operations	-	1,602,795
Total current liabilities	9,009,574	8,267,592
Total liabilities	9,009,574	8,267,592

Equity (deficit):
Series A convertible preferred stock: $.0001 par value, stated value $1,000 per share; 10,000,000 authorized, 1,006 shares outstanding at September 30, 2015 and 2014, respectively	1,006,250	1,006,250
Common stock: $.0001 par value; 1,000,000,000 authorized; 100,213,074 and 60,847,474 issued and outstanding at September 30, 2015 and 2014, respectively	10,021	6,084
Additional paid-in capital	79,278,110	78,346,305
Accumulated other comprehensive loss	(719,106)	(788,659)
Accumulated deficit	(88,392,771)	(85,215,760)
Total CD International Enterprises, Inc.'s stockholders' deficit	(8,817,496)	(6,645,780)
Non-controlling interests	-	(504)
Total deficit	(8,817,496)	(6,646,284)
Total liabilities and deficit	$192,078	$1,621,308

The accompanying notes are an integral part of these audited consolidated financial statements.

CD INTERNATIONAL ENTERPRISES, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Year Ended September 30, 2015 and 2014

	For the Years Ended September 30,
	2015	2014
Revenues	$360,049	$1,714,538
Including: revenues from related party	31,250	61,250
Cost of revenues	111,002	1,036,690
Gross profit	249,047	677,848
Operating expenses:
Selling, general, and administrative	3,762,817	5,009,605
Total operating expenses	3,762,817	5,009,605
Operating loss	(3,513,770)	(4,331,757)
Other income (expenses):
Other income	582,012	77,394
Interest expense	(728,030)	(111,992)
Interest expense - related parties	(106,609)	(102,133)
Realized gain on marketable securities available-for-sale	-	21,963
Gain (loss) on revaluation for receivable and payable of marketable securities available-for-sale	709	(55,385)
Change in fair value of derivative liabilities	(884,973)	(449,788)
Total other income (expenses)	(1,136,891)	(619,941)
Loss from continuing operations before income taxes	(4,650,661)	(4,951,698)
Income tax expense	-	-
Net loss from continuing operations	(4,650,661)	(4,951,698)
Discontinued operations:
Loss from discontinued operations, net of taxes	(19,033)	(15,234,108)
Gain on disposal of subsidiaries, net of taxes	1,573,177	33,949,995
Total income from discontinued operations, net of taxes	1,554,144	18,715,887
Net income (loss)	(3,096,517)	13,764,189
Less: Net loss attributable to non-controlling interests	-	(2,738,685)
Net income (loss) attributable to CD International Enterprises, Inc.	(3,096,517)	16,502,874
Dividends on series A preferred stock	(80,494)	(80,520)
Net income (loss) allocable to common stockholders	$(3,177,011)	$16,422,354
COMPREHENSIVE INCOME (LOSS):
Net income (loss)	$(3,096,517)	$13,764,189
Foreign currency translation adjustments	139,409	(591,846)
Unrealized loss on marketable securities available-for-sale	(69,552)	(112,099)
Comprehensive income (loss)	(3,026,660)	13,060,244
Net loss attributable to non-controlling interests	-	(2,738,685)
Foreign currency translation adjustments - non-controlling interest	8	5,010
Comprehensive income (loss) attributable to CD International Enterprises, Inc.	(3,026,668)	15,793,919
Preferred stock dividend	(80,494)	(80,520)
Comprehensive income (loss) attributable to common stockholders	$(3,107,162)	$15,713,399

Basic and diluted net income (loss) per common share - basic:
Net loss from continuing operations	$(0.07)	$(0.08)
Net income from discontinued operations	0.02	0.34
Net income (loss) per common share	$(0.05)	$0.26
Basic and diluted net income (loss) per common share - diluted:
Net loss from continuing operations	$(0.07)	$(0.08)
Net income from discontinued operations	0.02	0.34
Net income (loss) per common share	$(0.05)	$0.26
Basic weighted average common shares outstanding	68,475,634	63,335,816
Diluted weighted average common shares outstanding	68,475,634	63,335,816

The accompanying notes are an integral part of these audited consolidated financial statements.

CD INTERNATIONAL ENTERPRISES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)
For the Year Ended September 30, 2015

	Preferred Stock		Common Stock
	Number of shares	Amount	Number of shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests	Total Equity
Balance, September 30, 2013	1,006	$1,006,250	58,399,636	$5,840	$78,004,472	$(101,638,114)	$(80,000)	$(7,508,377)	$(30,209,929)

Dividends declared to preferred stockholders	-	-	-	-	-	(80,520)	-	-	(80,520)
Common shares cancelled for disposal of subsidiaries	-	-	(8,325,949)	(833)	(498,724)	-	-	-	(499,557)
Share based compensation - employees	-	-	1,984,400	198	99,022	-	-	-	99,220
Shares issued to third parties for services provided	-	-	5,589,387	559	375,307	-	-	-	375,866
Stock option exercised	-	-	3,200,000	320	159,680	-	-	-	160,000
Stock option expenses	-	-	-	-	206,548	-	-	-	206,548
Net income (loss)	-	-	-	-	-	16,502,874	-	(2,738,685)	13,764,189
Disposal of subsidiaries	-	-	-	-	-	-	-	10,241,548	10,241,548
Changes in cumulative foreign currency translation	-	-	-	-	-	-	(596,856)	5,010	(591,846)
Unrealized loss on marketable securities available for sale	-	-	-	-	-	-	(112,099)	-	(112,099)

Balance, September 30, 2014	1,006	$1,006,250	60,847,474	$6,084	$78,346,305	$(85,215,760)	$(788,955)	$(504)	$(6,646,580)

Dividends declared to preferred stockholders	-	-	-	-	-	(80,494)	-	-	(80,494)
Share based compensation - Employees	-	-	9,500,000	950	141,550	-	-	-	142,500
Shares issued to third parties for services provided	-	-	8,600,000	860	299,650	-	-	-	300,510
Common stock issued for debt conversions	-	-	20,000,000	2,000	510,000	-	-	-	512,000
Stock option expenses	-	-	-	-	130,657	-	-	-	130,657
Stock option exercised			3,000,000	300	49,800	-	-	-	50,100
Addition of warrant derivative liabilities	-	-	-	-	(115,805)	-	-	-	(115,805)
Cancellation of stock	-	-	(1,984,400)	(198)	(99,022)	-	-	-	(99,220)
Reversal of the cancellation of stock in connection with the disposal of subsidiaries	-	-	250,000	25	14,975	-	-	-	15,000
Disposal of subsidiaries	-	-	-	-	-	-	-	496	496
Changes in cumulative foreign currency translation	-	-	-	-	-	-	139,401	8	139,409
Unrealized loss on marketable securities available-for-sale	-	-	-	-	-	-	(69,552)	-	(69,552)
Net loss	-	-	-	-	-	(3,096,517)	-	-	(3,096,517)
									-
Balance, September 30, 2015	1,006	$1,006,250	100,213,074	$10,021	$79,278,110	$(88,392,771)	$(719,106)	$-	$(8,817,496)

The accompanying notes are an integral part of these audited consolidated financial statements.

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Year Ended September 30, 2015 and 2014

	For the Years Ended September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(3,096,517)	$13,764,189
Income from discontinued operations	(1,554,144)	(18,715,887)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	17,880	43,950
Loss on disposal of property and equipment	288	8,590
Allowance for doubtful accounts	1,297,355	-
Shares issued to third parties for services provided	300,510	375,866
Share based compensation - employees	142,500	99,220
Stock option expenses	130,657	206,548
Realized gain on marketable securities available-for-sale	-	(21,963)
Gain on settlement of debt with issuance of common stock	(488,000)	-
Gain on settlement of accrued expenses with options	-	(32,152)
Reversal of the cancellation of stock in connection with the disposal of subsidiaries	15,000	-
Cancellation of stock	(99,220)	-
Amortization of debt discount	361,452	-
Change in fair value of derivative liabilities	884,973	-
Impairment loss on marketable securities available-for-sale	-	449,788
Other (income) loss due to revaluation of accounts receivable and accounts payable	(709)	55,386
Changes in operating assets and liabilities:
Accounts receivable (including accounts receivable from related parties)	(18,499)	(76,775)
Loans, other receivable and prepaid expenses - related parties	-	562,611
Prepaid expenses and other current assets, net	58,572	1,198,394
Accounts payable and accrued expenses	457,830	(296,718)
Advances from customers	-	413,473
Accounts, and other payable - related parties	215,074	69,587
Deferred revenue	-	(216,217)
Other liabilities	465,778	35,610
Net cash used in operating activities - continuing operations	(909,220)	(2,076,500)
Net cash used in operating activities - discontinued operations	(28,695)	(11,097,201)
NET CASH USED IN OPERATING ACTIVITIES	(937,915)	(13,173,701)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid on disposal of subsidiaries	(2,816)	(1,139,585)
Proceeds from sales of marketable securities available-for-sale	-	391,651
Net cash used in investing activities - continuing operations	(2,816)	(747,934)
Net cash provided by investing activities - discontinued operations	-	3,585,267
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITES	(2,816)	2,837,333

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans	830,000	1,050,000
Borrowings from related parties	112,479	656,026
Proceeds from exercise of options	-	105,000
Repayments to related parties	(12,804)	-
Repayments of loan payable	(96,655)	(240,000)
Payments of dividend	-	(39,390)
Net cash provided by financing activities - continuing operations	833,020	1,531,636
Net cash provided by financing activities - discontinued operations	-	8,716,605
NET CASH PROVIDED BY FINANCING ACTIVITIES	833,020	10,248,241

EFFECT OF EXCHANGE RATE ON CASH	47,670	(368,374)

NET CHANGE IN CASH	(60,041)	(456,501)
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE YEAR	82,675	539,176
CASH AND CASH EQUIVALENTS AT THE END OF THE YEAR	22,634	82,675
LESS CASH AND CASH EQUIVALENTS OF DISCONTINUED OPERATIONS AT END OF THE YEAR	-	1,460
CASH AND CASH EQUIVALENTS OF CONTINUING OPERATIONS AT END OF THE YEAR	$22,634	$81,215

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$24,449	$63,743
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Deferred revenue received in form of marketable securities	$22,500	$295,000
Unrealized loss on marketable securities available-for-sale	$69,552	$112,099
Collection of accounts receivable in the form of marketable securities	$22,500	$126,600
Reclassification of related party balances to intercompany balances in connection with acquisition of subsidiaries	$-	$1,243,477
Common stock issued for loan conversions	$512,000	$-
Debt discount recorded on convertible debt due to conversion feature	$361,452	$-
Derivative liabilities related to warrant conversion feature	$115,805	$-
Stock option exercised with proceeds not received	$50,100	$-

The accompanying notes are an integral part of these audited consolidated financial statements.

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015 and 2014

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business and Organization

CD International Enterprises, Inc. ("CDII"), a Florida corporation and its subsidiaries are referred to in this report as "we", "us", "our", "CD International," or "the Company".

We are a U.S.-based company that sources industrial products in Asia and the Americas.  We also provide business and financial consulting services to public and private American and Chinese businesses. We operate in two identifiable segments, as defined by the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 280, "Segment Reporting": Mineral Trading and Consulting. Beginning in 2006, we established our Consulting and Mineral Trading segments which grew through acquisitions of controlling interests in Chinese private companies. We consolidate these acquisitions as either wholly or majority owned subsidiaries.

In our Mineral Trading segment, we source industrial commodities from North and South America for ultimate distribution in China. In our Consulting segment, we provide business and consulting services to U.S. public companies that operate primarily in China. The consulting fees we charge vary based upon the scope of the services.

On September 30, 2014, the Company signed a share exchange agreement with Yuwei Huang ("Mr. Huang"), a related party, selling our Magnesium segment to Mr. Huang and in return, Mr. Huang and other parties have returned and cancelled 8,075,949 shares of the Company's common stock held by such parties related to Mr. Huang. In addition, 41,524 shares of convertible series D preferred stock were cancelled within 10 business days after the share exchange agreement was signed. Historically, the Magnesium segment represented our largest segment by revenues and assets. We have generated negative gross margins and operating losses, and most of our magnesium facilities decreased the level of production or ceased production since 2010. Results of operations, financial position and cash flows associated with the Magnesium segment are separately reported as discontinued operations for all periods presented.

In addition, in April 2015, the Company sold its entire 95% equity interest in CDI Jingkun Zinc Industry Co., Ltd. ("CDI Jingkun Zinc") and 100% equity interest in Shanghai CDI Metal Material Co., Ltd. ("CDI Metal") to Xiaowen Zhuang, the management member of CDI Shanghai Management Co., Ltd. ("CDI Shanghai Management") and the brother of James (Yuejian) Wang, the CEO of the Company, for zero consideration. The Company also sold its 100% equity interest in CDI Jixiang Metal Co., Ltd. ("CDI Jixiang Metal") to Dragon Capital Group Corp ("Dragon Capital"), a related party company for zero consideration. During the fourth quarter of fiscal year 2015, the Company also ceased the operation of CDII Chile, Ltda. ("CDII Chile") in Chile. As a result, results of operations of CDI Jingkun Zinc, CDI Metal, CDI Jixiang Metal and CDII Chile were separately reported as discontinued operations for all periods presented, and the assets and liabilities of CDII Chile as of September 30, 2014 were reclassified to assets and liabilities of discontinued operations. CDI Jingkun Zinc, CDI Metal, CDI Jixiang Metal and CDI Chile were entities in the Mineral Trading segment. For additional information, see Note 17 - Discontinued Operations.

In the fourth quarter of fiscal year 2014, the Company suspended the operations in Peru and Bolivia, due to high operation and maintenance cost, and continuous market price drop of the minerals.

For the fiscal year 2015 and 2014, subsidiaries included in continuing operations consisted of the following:

-	CDI China, Inc. ("CDI China"), a wholly owned subsidiary of CDII;
-	International Magnesium Group, Inc. ("IMG"), a wholly owned subsidiary of CDII;
-	CDII Minerals, Inc. ("CDII Minerals"), a wholly owned subsidiary of CDII;
-	Empresa Minera CDII de Bolivia S.A., ("CDII Bolivia"), a wholly owned subsidiary of CDII Minerals;
-	China Direct Investments, Inc. ("China Direct Investments"), a wholly owned subsidiary of CDII;
-	CDI Shanghai Management Co., Ltd. ("CDI Shanghai Management"), a wholly owned subsidiary of CDI China;
-	Capital Resource Management Co., Ltd. ("Capital Resource Management"), a wholly owned subsidiary of CDI Shanghai Management, formerly known as Capital One Resource Co., Ltd.; and
-	CDII Minerals de Peru SAC, ("CDII Peru"), a Peruvian company and a 50% owned subsidiary of CDII Minerals.

Basis of Presentation

We have defined various periods that are covered in this report as follows:

-	"fiscal year 2016" - October 1, 2015 through September 30, 2016
-	"fiscal year 2015" - October 1, 2014 through September 30, 2015
-	"fiscal year 2014" - October 1, 2013 through September 30, 2014

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015 and 2014

We prepared the consolidated financial statements in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") and pursuant to the U.S. Securities and Exchange Commission ("SEC") rules. We included all adjustments that are necessary for the fair presentation of our financial position, results of operations, and cash flows for the periods presented.

Going Concern

For the fiscal year 2015, the Company incurred a net loss from continuing operations of approximately $4.7 million and used cash in operation of $0.9 million. The Company also had a working capital deficit of $8.9 million and an accumulated deficit of $88.4 million as of September 30, 2015. In addition, the Company has a significant amount of short term loan payable, totaling $2.2 million from unrelated parties, which requires the Company to secure additional funds given the Company's current cash position. The Company's cash and cash equivalent and revenues are not currently sufficient and cannot be projected to cover operating expenses in the coming year.  These factors raise substantial doubt as to the ability of the Company to continue as a going concern. Management's plans include attempting to raise funds through debt and equity financings and restructure on-going operations to eliminate inefficiencies and develop new business to meet operating needs. There is no assurance that management's plans will be successful. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Summary of Significant Accounting Policies

Consolidation

The consolidated financial statements include the accounts of CDII, as well as our wholly owned and majority owned subsidiaries, including those operating outside the United States, and are prepared in accordance with U.S. GAAP.  All significant intercompany balances and transactions are eliminated in consolidation.  We account for investments in which we exercise significant influence under the equity method of accounting. Non-controlling interests in subsidiaries consist of the equity portion of the Company's subsidiaries held by non-controlling investors in Mineral Trading segment.

Non-controlling Interests

Non-controlling interests in our subsidiaries are recorded in accordance with the provisions of ASC 810, "Consolidation" and are reported as a component of equity, separate from the parent company's equity. Purchase or sale of equity interests that do not result in a change of control are accounted for as equity transactions. Results of operations attributable to the non-controlling interests are included in our consolidated results of operations and, upon loss of control, the interest sold, as well as interest retained, if any, will be reported at fair value with any gain or loss recognized in earnings.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of consolidated revenue and expenses during the reporting period. Significant estimates include valuation of marketable securities available-for-sale, allowance for doubtful accounts, fair value of share-based compensation and derivative liabilities, the useful lives and impairment of property, plant and equipment, and impairment of goodwill, intangible assets and other assets.

We rely on assumptions such as volatility, forfeiture rate, and expected dividend yield when deriving the grant date fair value of share-based compensation as well as the valuation of derivative liabilities. If an equity award is modified, and we expect the service conditions of the original award will be met, we will adjust our assumptions and estimates as of the modification date and compare the old equity award valued at the modification date with the new equity award valued at the modification date to calculate any incremental cost. We then continue to recognize the original grant date fair value plus any incremental cost over the modified service period.

Our estimate for allowance for uncollectible accounts is based on an evaluation of our outstanding accounts receivable, and other receivables, including the aging of amounts due, the financial condition of our specific customers and clients, knowledge of our industry segment, and historical bad debt experience. This evaluation methodology has proven to provide a reasonable estimate of bad debt expense in the past and we intend to continue to employ this approach in our analysis of collectability. However, we are aware that given the current global economic situation, including that of China, meaningful time horizons may change. We intend to enhance our focus on the evaluation of our customers' sustainability and adjust our estimates as may be required.

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015 and 2014

Assumptions and estimates employed in these areas are material to our reported financial condition and results of operations. Actual results could differ from these estimates.

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, we consider all highly liquid investments with original maturities of three months or less to be cash equivalents.

Concentration of Credit Risks

Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash, trade accounts receivable and notes receivables. We deposit our cash with high credit quality financial institutions in the United States and China. As of September 30, 2015 and 2014, we had no bank deposits in the United States that exceeded federally insured limits. As of September 30, 2015 and 2014, we had deposits of $10,171 and 28,641 in banks in China, respectively. In China, there is no equivalent federal deposit insurance as in the United States, so the amounts held in banks in China are not insured. We have not experienced any losses in such bank accounts through September 30, 2015.

As of September 30, 2015 and 2014, bank deposits by geographic area were as follows:

Country	September 30, 2015		September 30, 2014
United States	$12,463	55%	$52,574	65%
China	10,171	45%	28,641	35%
Total cash and cash equivalents	$22,634	100%	$81,215	100%

In an effort to mitigate any potential risk, we periodically evaluate the credit quality of the financial institutions at which we hold deposits, both in the United States and China.

Accounts Receivable

Accounts receivable are reported at net realizable value. We have established an allowance for uncollectible accounts based upon factors pertaining to the credit risks of specific customers and clients, historical trends, aging of the receivable and other information.  Delinquent accounts are written off when it is determined that the amounts are uncollectible. As of September 30, 2015 and 2014, we had no allowances for uncollectible accounts.

Fair Value of Financial Instruments

We adopted the provisions of ASC Topic 820, "Fair Value Measurements." These provisions relate to our consolidated financial assets and liabilities carried at fair value and our fair value disclosures related to financial assets and liabilities. ASC Topic 820 defines fair value, expands related disclosure requirements and specifies a hierarchy of valuation techniques based on the nature of the inputs used to develop the fair value measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. There are three levels of inputs to fair value measurements below:

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

The carrying amounts of the Company's financial instruments, such as cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable and accrued expenses, advances from customers, and other current liabilities approximate their fair value due to the short term maturities of these instruments.

The Company's loans payable approximate the fair value of such instruments based upon management's best estimate of interest rates that would be available to the Company for similar financial arrangements at September 30, 2015 and 2014.

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015 and 2014

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

Recurring Fair Value Measurements

The Company uses Level 1 of the fair value hierarchy to measure the fair value of marketable securities and marks the marketable securities available-for-sale at fair value in the statement of financial position at each balance sheet date and reports the unrealized holding gains and losses for marketable securities available-for-sale in other comprehensive income (loss) until realized provided the unrealized holding gains and losses is temporary. If the fair value of investment in marketable securities available-for-sale is less than its cost basis at the balance sheet date of the reporting period for which impairment is assessed, and it is determined that the impairment is other than temporary, then an impairment loss is recognized in earnings equal to the entire difference between the investment's cost and its fair value at the balance sheet date of the reporting period.

The Company uses Level 3 of the fair value hierarchy to measure the fair value of its derivative liabilities and revalues the derivative liabilities at every reporting period and recognizes gains or losses in the consolidated statements of operations and comprehensive income (loss) that are attributable to the change in the fair value of derivative liabilities.

The financial assets and liabilities carried at fair value on a recurring basis at September 30, 2015 are as follows:

Financial assets and liabilities	Fair Value	Level 1	Level 2	Level 3
Marketable equity securities	$22,800	$22,800	$-	$-
Receivable of marketable equity securities	7,200	7,200	-	-
Payable to be settled with marketable securities	-	-	-	-
Derivative liabilities	(3,210,271)	-	-	(3,210,271)
	$(3,180,271)	$30,000	$-	$(3,210,271)

The financial assets and liabilities carried at fair value on a recurring basis at September 30, 2014 are as follows:

Financial assets and liabilities	Fair Value	Level 1	Level 2	Level 3
Marketable equity securities	$47,352	$47,352	$-	$-
Receivable of marketable equity securities	58,900	58,900	-	-
Payable to be settled with marketable securities	(55,135)	(55,135)	-	-
Derivative liabilities	(1,848,041)	-	-	(1,848,041)
	$(1,796,924)	$51,117	$-	$(1,848,041)

Marketable Securities

Marketable securities that we receive from our customers as compensation are generally restricted for sale under Federal securities laws. Our policy is to liquidate securities received as compensation when market conditions are favorable for sale. Since these securities are often restricted, we are unable to liquidate them until the restriction is removed. Pursuant to ASC Topic 320, "Investments - Debt and Equity Securities", our marketable securities have a readily determinable quoted price, such as from NASDAQ, NYSE Euronext, the Over the Counter Bulletin Board, and the OTC Markets Group (formerly known as the Pink Sheets) and any unrealized gain or loss is recognized as an element of comprehensive income or loss based on changes in the fair value of securities as quoted on an exchange or an inter-dealer quotation. Once liquidated, any realized gain or loss on the sale of marketable securities is reflected in our statement of operations and comprehensive income (loss) for the period in which the securities are liquidated.

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
SEPTEMBER 30, 2015 and 2014

Property, Plant and Equipment

Property, plant and equipment are recorded at cost and depreciated on a straight-line basis over their estimated useful lives of three to forty years. Maintenance and repairs are charged to expense as incurred. Significant renewals and improvements are capitalized.

Acquisitions

We account for acquisitions using the purchase method of accounting in accordance with the provisions of ASC Topic 805, "Business Combinations."  The acquisition method of accounting for acquired businesses requires, among other things, that most assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date.  Also, transaction costs are expensed as incurred. Any excess of the purchase price over the assigned values of the net assets acquired is recorded as goodwill.  When we have acquired net assets that do not constitute a business under U.S. GAAP, no goodwill has been recognized.

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

Comprehensive Income (Loss)

We follow ASC 220, "Comprehensive Income" to recognize the elements of comprehensive income (loss). Comprehensive income (loss) is comprised of net income (loss) and all changes to the statements of stockholders' equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Our comprehensive income (loss) for fiscal year 2015 and 2014 included net income (loss), foreign currency translation adjustments, and unrealized gain (loss) on marketable securities available-for-sale, net of income taxes.

Foreign Currency Translation

The accompanying consolidated financial statements are presented in United States dollars.  The functional currency of our Chinese subsidiaries is the Renminbi ("RMB"), the official currency of the People's Republic of China. Capital accounts of the consolidated financial statements are translated into United States dollars from RMB at their historical exchange rates when the capital transactions occurred.  Assets and liabilities are translated at the exchange rates as of the balance sheet date.  Income and expenditures are translated at the average exchange rates for the twelve month periods ended September 30, 2015 and September 30 2014, respectively.  A summary of the conversion rates for the periods presented is as follows:

	September 30, 2015	September 30, 2014
Period end (RMB: U.S. dollar exchange rate)	6.3538	6.1534
Average fiscal year (RMB: U.S. dollar exchange rate)	6.1543	6.1400

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through PRC authorized institutions.  No representation is made that the RMB amounts could have been, or could be, converted into United States dollars at the rates applied in the translation.

Goodwill and Intangible Assets

Under ASC 350, "Intangibles - Goodwill and Other", the Company is required to perform an annual impairment test of the Company's goodwill and indefinite-lived intangibles. Annually on each September 30, management assesses the composition of the Company's assets and liabilities, as well as the events that have occurred and the circumstances that have changed since the most recent fair value determination. If events occur or circumstances change that would more likely than not reduce the fair value of goodwill and indefinite-lived intangibles below their carrying amounts, they will be tested for impairment. The Company will recognize an impairment charge if the carrying value of the asset exceeds the fair value determination. The impairment test that the Company has selected historically consisted of a ten year discounted cash flow analysis including the determination of a terminal value, and requires management to make various assumptions and estimates including revenue growth, future profitability, peer group comparisons, and a discount rate which management believes are reasonable.

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015 and 2014

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

Income Taxes

We account for income taxes in accordance with ASC 740, "Income Taxes."  ASC 740 requires the recognition of deferred tax assets and liabilities to reflect the future tax consequences of events that have been recognized in our financial statements or tax returns.  Measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between the financial reporting and tax basis of our assets and liabilities result in a deferred tax asset, ASC 740 requires an evaluation of the probability that we will generate sufficient taxable income to be able to realize the future benefits indicated by the deferred tax assets.  A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some or the entire deferred tax asset will not be realized.

Basic and Diluted Earnings per Share

Under the provisions of ASC 260, "Earnings Per Share," basic income (loss) per common share is computed by dividing income (loss) available to common shareholders by the weighted average number of shares of common stock outstanding for the periods presented.  Diluted income (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the income of the company, subject to anti-dilution limitations.

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

Revenue Recognition

We follow the guidance of ASC 605, "Revenue Recognition," for revenue recognition.  In general, we record revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured.  When our clients' securities are received for our services, we follow the guidance of ASC 505, "Equity-Based Payments to Non-Employees" to measure and recognize our revenue.  ASC Topic 505-50-30-18 instructs that an entity (grantee or provider) may enter into transactions to provide goods or services in exchange for equity instruments.  The grantee shall measure the fair value of the equity instruments in these transactions using the stock price and other measurement assumptions as of the earlier of either of the following dates, referred to as the measurement date.

a.
The date the parties come to a mutual understanding of the terms of the equity-based compensation arrangement and a commitment for performance by the grantee to earn the equity instruments (a performance commitment) is reached; and

b.	The date at which the grantee's performance necessary to earn the equity instruments is complete (that is, the vesting date).

We recognize the revenue from the equity securities received from our clients upon completion of the services performed or as otherwise provided for in our agreements with our clients. We use the grant date as the initial measurement date in accordance with ASC 605.

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015 and 2014

Stock-based Compensation

We account for the grant of stock options, warrants and restricted stock awards in accordance with ASC 718, "Compensation-Stock Compensation".  ASC 718 requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity based compensation. Pursuant to ASC Topic 505-50, for share-based payments to consultants and other third-parties, compensation expense is determined at the "measurement date". The expense is recognized over the vesting period of the award. Until the measurement date is reached, the total amount of compensation expense remains uncertain. The Company records compensation expense based on the fair value of the award at the reporting date. The awards to consultants and other third-parties are then revalued, or the total compensation is recalculated, based on the then current fair value, at each subsequent reporting date.

Derivative Liabilities

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations, in accordance with ASC 815-15, "Derivative and Hedging". The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

ASC Subtopic 815-40, "Contracts in Entity's Own Equity," requires that entities recognize as derivative liabilities the derivative instruments, including certain derivative instruments embedded in other contracts that are not indexed to an entity's' own stock. Pursuant to the provisions of ASC Section 815-40-15, (formerly FASB Emerging Issues Task Force ("EITF") Issue No. 07-5: Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock ("EITF 07-5")), an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current period presentation. These reclassifications had no impact on net earnings and financial position.

Recent Accounting Pronouncements

 In April 2015, the FASB issued ASU 2015-03, "Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs". The amendments in the ASU are intended to simplify the presentation of debt issuance costs. These amendments require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU.  The amendments in this ASU are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

In August 2015, the FASB issued ASU 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date". The amendments in ASU 2015-14 defer the effective date of ASU 2014-09 for all entities by one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015 and 2014

In August 2015, the FASB issued ASU 2015-15, "Interest - Imputation of Interest (Subtopic 835-30) - Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements". On April 7, 2015, the FASB issued ASU 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires entities to present debt issuance costs related to a recognized debt liability as a direct deduction from the carrying amount of that debt liability. Given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, the SEC staff stated that they would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. ASU 2015-15 adds these SEC comments to the "S" section of the Codification. The adoption of this standard is not expected to have a material impact on the Company's consolidated financial statements.

In September 2015, the FASB issued ASU 2015-16, "Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments". The amendments in ASU 2015-16 require that an acquirer recognize adjustments to estimated amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments require that the acquirer record, in the same period's financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the estimated amounts, calculated as if the accounting had been completed at the acquisition date. The amendments also require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the estimated amounts had been recognized as of the acquisition date. The adoption of this standard is not expected to have a material impact on the Company's consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, "Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes". The amendments in ASU 2015-17 eliminates the current requirement for organizations to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet. Instead, organizations will be required to classify all deferred tax assets and liabilities as noncurrent. The amendments in this ASU are effective for public business entities for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The amendments may be applied prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, "Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities." The amendments in ASU 2016-01, among other things, requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; Requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; Requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables); Eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. . The amendments in this ASU are effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The new guidance permits early adoption of the own credit provision. In addition, the new guidance permits early adoption of the provision that exempts private companies and not-for-profit organizations from having to disclose fair value information about financial instruments measured at amortized cost. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

NOTE 2 - EARNINGS (LOSS) PER SHARE

Under the provisions of ASC 260, "Earnings Per Share," basic income (loss) per common share is computed by dividing net income (loss) attributable to common shareholders by the weighted average number of shares of common stock outstanding for the periods presented. Diluted income (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the income of the company, subject to anti-dilution limitations.

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015 and 2014

The following table presents the computation of basic and diluted earnings (loss) per share for fiscal year 2015 and 2014:

	2015	2014
Net income (loss) allocable to common shareholders:
Net loss from continuing operations	$(4,650,661)	$(4,951,698)
Net income from discontinued operations	1,554,144	21,454,572
Net income (loss) allocable to common shareholders	(3,096,517)	16,502,874
Less: preferred stock dividends	(80,494)	(80,520)
Net income (loss) allocable to common stockholders less preferred stock dividends	$(3,177,011)	$16,422,354

Basic weighted average common shares outstanding	68,475,634	63,335,816
Dilutive weighted average common shares outstanding	68,475,634	63,335,816

Net income (loss) per common share - basic:
Net loss from continuing operations	$(0.07)	$(0.08)
Net income from discontinued operations	0.02	0.34
Net income (loss) per common share - basic	$(0.05)	$0.26
Net income (loss) per common share - diluted:
Net loss from continuing operations	$(0.07)	$(0.08)
Net income from discontinued operations	0.02	0.34
Net income (loss) per common share - diluted	$(0.05)	$0.26

Common stock equivalents are not included in the denominator in periods when anti-dilutive. We excluded 9,000,000 shares of our common stock issuable upon exercise of options, 5,777,778 shares of our common stock issuable upon exercise of warrants, 108,034,294 shares issuable upon conversion of series A preferred stock and 28,332,232 shares of common stock issuable upon conversion of convertible debt for the year ended September 30, 2015 as their effect was anti-dilutive. We excluded 9,000,480 shares of our common stock issuable upon exercise of options, 2,129,130 shares of our common stock issuable upon exercise of warrants and 30,800,688 shares issuable upon conversion of series A preferred stock for the year ended September 30, 2014 as their effect was anti-dilutive.

NOTE 3 - ACQUISITION OF GOLDEN TRUST MAGNESIUM

On August 29, 2011, the Company entered into equity transfer agreement to acquire all of the issued and outstanding capital stock of Golden Trust Magnesium Industry Co., Ltd. ("Golden Trust Magnesium"). Subsequently, the Company entered into three supplemental agreements to the equity transfer agreement. Pursuant to the latest supplemental agreement, the purchase price was $12,369,946, payable as follows:

-
$8,049,510 in cash or in proceeds from repayment of loans to other intercompany entities. As of September 30, 2014, $5,845,080 was paid. The remaining payable balance was $2,204,430 which the previous owners of Golden Trust Magnesium agreed to waive;

-	$4,320,436 in form of the Company's common stock paid within 15 business days following the closing of the acquisitions. 4,567,056 shares valued at $4,320,436 were issued in fiscal year 2012.

Golden Trust Magnesium owns and operates a pure magnesium ingot production facility located on approximately 502,000 square feet of land in Xiaoyi City, Shanxi Province, China, capable of producing up to 20,000 metric tons of pure magnesium per year. Golden Trust Magnesium was a related party to the Company before the acquisition as it was effectively controlled by Mr. Huang, the former director. Also see Note 10.

Under applicable PRC law, the acquisition of the equity interest in Golden Trust Magnesium must be approved by appropriate foreign investment approval authority, and then registered with a competent branch of the State Administration of Industry and Commerce. Failure to obtain these necessary approvals may delay the transfer of the ownership to the Company.

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015 and 2014

The Company completed the acquisition of Golden Trust Magnesium on March 7, 2014. As a result, the common stock issued for the acquisition was revalued using the market price on the date when the ownership was transferred, and the fair value of the 4,567,056 shares of common stock issued for acquisition was determined to be $342,987.

However, when the Company was in the process of obtaining the approval and completing registration, due to the inability to operate economically, Golden Trust Magnesium had decreased the production to approximately 40% of its normal capacity and incurred losses in the operations. Based on these indicators, the Company decided to impair all of payments made for the acquisition and recorded the impairment on prepayment for acquisitions in fiscal year 2012. As a result, the considerations paid for the acquisition were written down to zero. The following table summarizes the fair value of the assets acquired and liabilities assumed by CD International on the date of the acquisition of Golden Trust Magnesium:

Golden Trust Magnesium

Current assets	$3,125,120
Total identifiable assets	$3,125,120

Current liabilities	$(3,719,292)
Total identifiable liabilities	(3,719,292)
Total identifiable net assets	$(594,172)
Goodwill	$594,172

Due to the low production level and recurring losses of Golden Trust Magnesium, the goodwill related to acquisition of $594,172 was fully impaired as of September 30, 2014. In connection with the acquisition of Golden Trust Magnesium, the related party payable balance to Golden Trust Magnesium in the amount of $1,243,477 as of September 30, 2013 was reclassified to intercompany balance on the date of acquisition.

NOTE 4 - MARKETABLE SECURITIES AVAILABLE-FOR-SALE

Marketable securities available-for-sale and marketable securities available-for-sale-related party as of September 30, 2015 and 2014 consisted of the following financial instruments:

Company	September 30, 2015	% of Total	September 30, 2014	% of Total

China Logistics Group, Inc.	$2,800	12%	$7,352	16%
Dragon Capital Group, Corp.	20,000	88%	40,000	84%
Marketable securities available-for-sale	$22,800	100%	$47,352	100%

All the securities were received from our customers as consulting fees. During the year ended September 30, 2015 and 2014, we collected marketable securities originated from accounts receivable for the amount of $22,500 and $126,600, respectively, and we collected marketable securities originated from deferred revenue for the amount of $22,500 and $295,000, respectively. We categorize the securities as investments in marketable securities available-for-sale or investments in marketable securities available-for-sale-related party.  These securities are quoted either on an exchange or on the over the counter market system. Some of the securities are restricted and cannot be readily sold by us absent a registration of those securities under the Securities Act of 1933 (the "Securities Act") or the availability of an exemption from the registration requirements under the Securities Act. Our policy is to liquidate the securities on a regular basis.  As these securities are often restricted, we are unable to liquidate them until the restriction is removed.  Unrealized gains or losses on marketable securities available-for-sale and on marketable securities available-for-sale-related party are recognized on a periodic basis as an element of comprehensive income or loss based on changes in the fair value of the security. Once liquidated, realized gains or losses on the sale of marketable securities available-for-sale are reflected in earnings for the period in which the securities were liquidated.

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015 and 2014

The marketable securities available-for-sale-related party totaled $20,000 and $40,000 at September 30, 2015 and September 30, 2014, respectively, and were composed solely of the securities of Dragon Capital Group, Corp. ("Dragon Capital"). Mr. Lisheng (Lawrence) Wang, the CEO and Chairman of the Board of Dragon Capital, is the brother of James (Yuejian) Wang, the CEO of the Company. These securities were issued by Dragon Capital as compensation for consulting services. Dragon Capital is a non-reporting company whose securities are quoted on the OTC Pink Tier of the OTC Markets Group. As such, under Federal securities laws, securities of Dragon Capital generally cannot be resold by us in absence of a registration of those securities under the Securities Act or unless there exists an available exemption from such registration.

Our marketable securities available-for-sale are carried at fair value. Under the guidance of ASC320, "Investments", we periodically evaluate our marketable securities to determine whether a decline in their value is other than temporary. Management utilizes criteria such as the magnitude and duration of the decline, in addition to the reasons underlying the decline, to determine whether the loss in value is other than temporary. The term "other-than-temporary" is not intended to indicate that the decline is permanent. It indicates that the prospects for a near term recovery of value are not necessarily favorable, or that there is a lack of evidence to support fair values equal to, or greater than, the carrying value of the investment. Once a decline in value is determined to be other than temporary, the value of the security is reduced and a corresponding impairment charge to earnings is recognized. In this assessment for various securities at September 30, 2015 and 2014, the guidance in ASC 320, "the Investment-Debt and Equity Securities", is carefully followed.  In accordance with ASC 320-10-35-33, when an entity has decided to sell an impaired available-for-sale security and the entity does not expect the fair value of the security to fully recover before the expected time of sale, the security shall be deemed other-than-temporarily impaired in the period in which the decision to sell is made. However, an entity shall recognize an impairment loss when the impairment is deemed other than temporary impairment even if a decision to sell has not been made.

For fiscal year 2015 and 2014, we had no loss related to other than temporary impairment.

Marketable securities available-for-sale and marketable securities available-for-sale-related party are either valued at the date received or at the date when services are rendered. The table below provides a summary of the changes in the fair of marketable securities for the fiscal year ended September 30, 2015 and 2014:

		Fiscal year 2015
	September 30, 2014	Fair value received/sold	Cost basis adjustment for other than temporary impairment	Unrealized loss	September 30, 2015

Investment in marketable securities available-for-sale	$7,352	$-	$-	$4,552	$2,800
Investment in marketable securities available-for-sale - related party	40,000	45,000	-	65,000	20,000
Total investment in securities available-for-sale	$47,352	$45,000	$-	$69,552	$22,800

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015 and 2014

		Fiscal year 2014
	September 30, 2013	Fair value received/sold	Cost basis adjustment for other than temporary impairment	Unrealized loss	September 30, 2014

Investment in marketable securities available-for-sale	$107,539	$11,912	$-	$112,099	$7,352
Investment in marketable securities available-for-sale-related party	-	40,000	-	-	40,000
Total Investment in securities available-for-sale	$107,539	$51,912	$-	$112,099	$47,352

NOTE 5 - ACCOUNTS RECEIVABLE AND ACCOUNTS RECEIVABLE - RELATED PARTY

Accounts receivables generally include trade receivables and receivables of marketable securities available-for-sale. These receivables are carried at fair market value. The changes in the fair market value of the marketable securities underlying the receivables are reflected in earnings for each period. At September 30, 2015 and 2014, the fair value of available-for-sale securities receivable including related party balance was $7,200 and $58,900, respectively. At September 30, 2015 and 2014, we also had $9,443 and $0 of trade receivables related to the consulting service provided which were not in the form of marketable securities available-for-sale.

At September 30, 2015, we have $7,200 receivable due from 9,000,000 share of common stock of China Logistic, Inc (OTC: CHLO). At September 30, 2014, we have $18,900 receivable due from 9,000,000 shares of common stock of China Logistics Group, Inc (OTC: CHLO), and $40,000 related party receivable due from 50,000,000 shares of common stock of Dragon Capital (Pink Sheet: DRGV), a related party.

NOTE 6 - PREPAID EXPENSES AND OTHER CURRENT ASSETS, NET

As of September 30, 2015 and 2014, prepaid expenses and other current assets, consisted of the following:

Description	September 30, 2015	September 30, 2014

Prepaid expenses	5,082	19,747
Receivables from disposal of subsidiaries (1)	1,256,620	958,820
Other receivables	11,731	1,577
Total prepaid expenses and other current assets	1,273,433	980,144
Less allowance for doubtful accounts (1)	(1,256,620)	-
Net prepaid expenses and other current assets	$16,813	$980,144

(1)
On September 30, 2012, CDI Shanghai Management entered into an equity transfer agreement with CDI (Beijing) International Trading Co., Ltd. ("CDI Beijing") and Chi Chen to transfer its 51% equity interest in CDI Beijing to Chi Chen, the minority owner of CDI Beijing and the aggregate sales price was $1,657,620. The receivable balance bears an interest at the rate of 9% on the uncollected amount. As of September 30, 2014, the Company had a total receivable balance from Chi Chen of $1,305,671. Among the $1,305,671 principal receivable balance, $346,851 of the receivable from Chi Chen was estimated to be received in a period longer than one year according to an amended repayment schedule, which was included in other long-term assets. As of September 30, 2015, the Company established an allowance to fully reserve the receivables from Chi Chen in the amount of $1,256,620, based on aging of the receivable and the historical collection trends. The bad debt expenses amounted to $1,297,355 and zero for the years ended September 30, 2015 and 2014, respectively.

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015 and 2014

 NOTE 7 - PROPERTY, PLANT AND EQUIPMENT

As of September 30, 2015 and 2014, property, plant and equipment, consisted of the following:

Property, Plant and Equipment
Description	Useful Life	September 30, 2015	September 30, 2014

Leasehold improvement	10-40 years	$258,353	$258,353
Office equipment and furniture	3-5 year	369,475	427,695
Autos and trucks	5 year	-	51,751
Total		627,828	737,799
Less: accumulated depreciation		(564,740)	(654,595)
Property, Plant and Equipment, Net		$63,088	$83,204

For fiscal year 2015 and 2014, depreciation expense totaled $17,880 and $43,950, respectively.

NOTE 8 - LOANS PAYABLE

Loans payable at September 30, 2015 and 2014 consisted of the following:

Description	September 30, 2015	September 30, 2014
China Direct Investments loan from four Chinese citizens. Due on February 28, 2013, and was settled with issuance of 20 million shares of common stock. 12% annual interest rate. Secured by 5,099,115 shares of the common stock of China Education International, Inc., which are deemed worthless. (1)	$-	$1,000,000

China Direct Investments loan from Marc Siegel, with an original principal of $92,125. Due on March 31, 2013. Lenders agreed to waive interest. Secured by pledge of certain assets of CDII. The Company paid off the Marc Siegel loan on January 13, 2015.	-	32,125

China Direct Investments loan from Draco Resources, Inc. Due on March 18, 2015 with 2% annual interest rate. The loan is unsecured and currently in default.	200,000	200,000

CDII loan from TCA Global Credit Master Fund, LP. Due on January 31, 2015 with 18% annual effective interest rate including 10% annual interest rate per the loan agreement and 8% other fees and charges. The loan is secured by pledge of assets of CDII. (2)	643,000	650,000

China Direct Investments loan from Kong Tung, a Chinese citizen. Originally due on January 7, 2015 and extended to December 31, 2015. 2% interest rate per month. Secured by pledge of assets of CDII. (3)	600,000	-

China Direct Investments loan from Yewen Xi, a Chinese citizen. $500,000 was due on December 31, 2015 and extended to September 30, 2016, and the remaining $200,000 is due on May 31, 2016. 12% annual interest rate. For the $500,000 and $200,000, Yewen Xi has the right to convert the outstanding principal amount and interest into common stock of CDII on and after January 1, 2016 and June 1, 2016, respectively. Conversion Price is equal to 75% of the average closing price of CDII common stock for five consecutive days prior to the conversion. Secured by pledge of assets of CDII.	700,000	-

CDII loan from Money Works Direct. 3.99% interest rate per month. Secured by pledge of assets of CDII. Due on April 30, 2016. China Direct Investments make cash repayment of $740 on a daily basis.	72,470	-
Total	2,215,470	1,882,125
Less: current portion	(2,215,470)	(1,882,125)
Loans payable, long-term	$-	$-

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015 and 2014

(1)
On May 28, 2015, the Company entered into four stock purchase agreements with four Chinese citizens converting the four promissory notes originally signed on August 21, 2012 in an aggregate amount of $1,000,000 into 20 million shares of CDII common stock at $0.05 per share. On August 7, 2015, the Company issued 20 million shares of CDII common stock to the lenders with a fair value of $512,000. The Company recorded a gain on settlement of debt in the amount of $488,000 and was included in other income. Subsequent to the debt conversions, as of September 30, 2015, two of the Chinese citizens held 7.98% and 5.99%, respectively, of the Company's outstanding common stock.

(2)
On July 30, 2014, the Company closed a senior secured revolving credit facility agreement (the "Credit Agreement") with TCA Global Credit Master Fund, LP ("TCA"), a Cayman Islands limited partnership. Pursuant to the Credit Agreement, TCA agreed to loan the Company up to a maximum of $5 million for working capital purposes. The initial credit line is $2,000,000 subject to funding in the discretion of TCA. In connection with the closing, an initial take down of $650,000 was funded by TCA. Any increase in the amount of the credit line from the initial amount up to the maximum amount is at the discretion of TCA. On July 31, 2014, the Company issued 3,154,115 restricted shares of our common stock valued at about $0.06 per share to TCA for a total of $175,000 for advisory services provided. Based on the Credit Agreement, upon an event of default, the lender may convert all or any portion of the outstanding principal and accrued interest payables into shares of the Company's common stock equal to the 85% of the average of the lowest daily volume weighted average price ("VWAP") of the five business days prior to the conversion day. On December 12, 2014, TCA claimed this loan was in default due to the Company's failure to provide timely monthly reporting. The Company recorded derivative liabilities and debt discount of $361,452 on December 12, 2014. Since the loan was in default, the full amount of $361,452 debt discount was charged to interest expense on the same day. On April 28, 2015, TCA filed a complaint/petition against the Company and James (Yuejian) Wang for the breach of the Credit Agreement, See Note 18 for more discussion. On October 15, 2015, the Company and TCA entered into a settlement agreement pursuant to which both parties agreed that the outstanding obligations the Company owed to TCA should be $1,036,032 as of October 8, 2015, including $765,133 for the principal, accrued and unpaid interest and other fees and charges and $270,899 for the advisory fees. The total obligation of $1,036,032 was split into two separate and distinct replacement notes for the balance of $50,000 and $986,032. According to the terms agreed upon in the settlement agreement, the Company should make monthly payments to TCA in the amount of $40,000 commencing on November 30, 2015 until the complete repayment of all payables due to TCA. On December 9, 2015, the Company entered into a note purchase agreement with an institutional investor to sell $100,000 of this TCA loan. From December 14, 2015 to December 22, 2015, the institutional investor converted the debt purchased into a total of 82,688,447 shares of CDII common stock to make $100,000 repayment to TCA. The Company has accrued principal, unpaid interest and other fees and charges of $763,257, advisory fees of $270,900, and other legal expenses of $40,342 as of September 30, 2015. Also see Note 9 for derivative liabilities and Note 19 for more discussion of the settlement of the TCA loan.

(3)
On April 7, 2014, China Direct Investments borrowed $600,000 from Kong Tung, who was the former Director of the Company. The Company recorded this loan and interest payable as a related party transaction. Since Kong Tung resigned his position as a Director of the Company on March 26, 2015, the Company reclassified the principal of the related party loan of $600,000 and related party interest payable of $141,600 as of March 31, 2015 to loan payable and interest payable, respectively. On January 7, 2015, the Company and Kong Tung entered into an amendment to promissory note, where the maturity date of the note is extended to December 31, 2015 and a conversion option is added. Pursuant to the amendment to promissory note, after the maturity date of the note, the note holder shall have the right, at any time and from time to time, to convert the outstanding principal amount and accrued interest into CDII's common stocks. The conversion price shall be equal to 85% of the closing price CDII common stock on the date of conversion. On October 14, 2015, the Company and an institutional investor entered into a convertible promissory note pursuant to which the institutional investor agreed to purchase the loan from Kong Tung with the principal balance of $600,000 and accrued interest of $214,000 in accordance with the terms specified in the note depending on the availability of the funding. On October 15, 2015, Kong Tung and an institutional investor entered into a note purchase agreement pursuant to which the institutional investor agreed to purchase $50,000 of the $600,000 note from Kong Tung. Also see Note 19.

The interest expense and interest expense - related parties for the loans amounted to $473,187 and $214,130 for the years ended September 30, 2015 and 2014, respectively.

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015 and 2014

NOTE 9 - DERIVATIVE LIABILITIES

As described in Note 8, the Company defaulted on its loan with TCA which triggered the variable conversion option on the loan. The conversion option embedded in the convertible note contains no explicit limit to the number of shares to be issued upon settlement and as a result is classified as a liability under ASC 815. The Company accounted for the embedded conversion option in accordance with ASC 815-40, which requires the Company to bifurcate the embedded conversion options as liability at the date the note becomes convertible and to record changes in fair value relating to the conversion option liability in the statement of operations and comprehensive income as of each subsequent balance sheet date. The debt discount related to the convertible note is amortized over the life of the note using the effective interest method. The Company's conversion option liabilities are valued using Black-Scholes pricing models. Where possible, the Company verifies the values produced by its pricing models to market prices. Valuation models require a variety of inputs, including contractual terms, market prices, yield curves, credit spreads, measures of volatility and correlations of such inputs. These consolidated financial liabilities do not trade in liquid markets, and as such, model inputs cannot generally be verified and do involve significant management judgment. Such instruments are typically classified within Level 3 of the fair value hierarchy.

The table below shows the Black Scholes Option Pricing Model inputs used by the Company to value the conversion option derivative liability, as well as the determined value of the option liability at each measurement date:

Date	Shares	Debt Principal	Volatility	Dividend Yield	Risk Free Rate	Expected Term (in years)	Fair Value of Conversion Option Liability
12/12/2014	23,675,105	$650,000	130.96%	0.00%	0.09%	0.5	$361,452
9/30/2015	28,332,232	$643,000	292.83%	0.00%	0.08%	0.5	$489,031

As of September 30, 2015 and 2014, the carrying amounts of the derivative liabilities for the embedded conversion option on the note were $489,031 and $0, respectively. The net changes in fair value of derivative liabilities of convertible note were expense of $127,579 and $0 during the years ended September 30, 2015 and 2014, respectively.

On September 4, 2015, as compensation for services, the Company granted the consultant, Shaoying Wang, the warrant ("warrant A") to purchase 5,000,000 shares of the Company's common stock. The warrant became exercisable immediately and the exercise price is fixed at $0.023. The warrant will expire on December 31, 2017. The Company considered derivative accounting under ASC 815-15 "Derivatives and Hedging" and determined that the warrant should be classified as liability as the warrant was tainted due to the indeterminate number of shares to be delivered upon settlement of the above convertible note. The Company used Black Scholes Option Pricing Model to value warrant A derivative liabilities.

Date	Exercise Price	Volatility	Dividend Yield	Risk Free Rate	Expected Term (in years)	Fair Value of Warrant Liability
9/4/2015	0.023	166.85%	0.00%	0.88%	2.33	$69,138
9/30/2015	0.023	176.64%	0.00%	0.49%	2.25	$98,870

As of September 30, 2015 and 2014, the carrying amounts of the derivative liabilities for warrant A were $98,870 and $0, respectively. The net changes in fair value of derivative liabilities of warrant A were expense of $29,732 and $0 during the years ended September 30, 2015 and 2014, respectively.

The Company also issued warrants ("warrant B") with exercise price subject to adjustment if the Company, at any time while the warrant is outstanding, shall issue rights, options or warrants to all holders of common stock (and not to the holders) entitling them to subscribe for or purchase shares of common stock at a price per share less than the VWAP on the record date, then, the exercise price shall be multiplied by a fraction, of which the denominator shall be the number of shares of the common stock outstanding on the date of issuance of such rights, options or warrants plus the number of additional shares of common stock offered for subscription or purchase, and of which the numerator shall be the number of shares of the common stock outstanding on the date of issuance of such rights, options or warrants plus the number of shares which the aggregate offering price of the total number of shares so offered would purchase at such VWAP. The price reset provision makes the warrant not indexed to the Company's own stock, and therefore requires the warrant to be treated as derivative liabilities as provided under EITF 07-05.

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015 and 2014

In addition, the Company issued convertible preferred stock and the conversion price of the preferred stock is subject to adjustment if the Company issues or sells shares of common stock for a consideration per share less than the conversion or exercise price then in effect, or issue options, warrants or other securities convertible or exchangeable for shares of common stock at a conversion or exercise price less than the conversion price of the preferred stock then in effect. If either of these events should occur, the conversion price is reduced to the lowest price at which these securities were issued or are exercisable. These clauses were referred to as the "Anti-Dilution Rights". The Anti-Dilution Rights of the beneficial conversion feature make the conversion option not indexed to the company's own stock, and therefore requires the conversion feature to be treated as derivative liabilities as provided under EITF 07-05.

The Company used maximum value method to determine the fair value of derivative liabilities related to warrant B and preferred stock conversion option.

As of September 30, 2015 and 2014, the carrying amounts of the derivative liabilities for warrant B were $18,744 and $0, respectively. As of September 30, 2015 and 2014, the carrying amounts of the derivative liabilities for preferred stock conversion option were $2,603,626 and $1,848,041, respectively. The net changes in fair value of derivative liabilities of warrant B and preferred stock were expense of $727,662 and $449,788 during the years ended September 30, 2015 and 2014, respectively.

Below is the reconciliation of the fair value of the Company's derivative liabilities during the year ended September 30, 2015:

Beginning balance as of September 30, 2014	$1,848,041
Additions due to convertible note - TCA loan	361,452
Additions due to warrant A	69,138
Additions due to warrant B	46,667
Change in fair value of derivative liabilities	884,973
Ending balance as of September 30, 2015	$3,210,271

NOTE 10 - RELATED PARTY TRANSACTIONS

List of Related Parties

We have specified the following persons and entities as related parties with ending balances as of September 30, 2015 and 2014:

-
 Yuwei Huang, our executive vice president of our discontinued magnesium segment, a member of the Board of Directors, the chairman of Taiyuan YiWei Magnesium Industry Co., Ltd and the chief executive officer and vice chairman of Shanxi Gu County Golden Magnesium Co., Ltd. ("Golden Magnesium"). Yuwei Huang resigned as a Director of the Company on July 29, 2015;

-	Xiaowen Zhuang, a management member of CDI Shanghai Management and brother of James (Yuejian) Wang;
-
 Kong Tung, a member of the Board of Directors, and chairman of Golden Magnesium, Beauty East International Ltd. ("Beauty East"), and Golden Trust Magnesium. He resigned as a Director of the Company on March 26, 2015;

-	James (Yuejian) Wang, the CEO, CFO and sole member of the Board of Directors of the Company;
-	Lawrence Wang, the brother of James (Yuejian) Wang; and
-	Dragon Capital Group, Corp. ("Dragon Capital"), a company organized under the laws of Nevada, USA, the principal owner of Dragon Capital is Lawrence Wang;

As of September 30, 2015, accounts receivables - related parties were $0 and accounts, loan and other payables - related parties were $769,436 consisting of other payables - related parties of $381,354 and loan payables - related party of $388,082 as set forth below:

Accounts Receivables - Related Parties

As of September 30, 2015 and 2014, accounts receivables - related party were $0 and $40,000, respectively, as follows:

CD International Subsidiary	Related Party	September 30, 2015	September 30, 2014

China Direct Investments	Dragon Capital	$-	$40,000

Total Accounts Receivables - Related Parties		$-	$40,000

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015 and 2014

Other Payables- Related Parties

As of September 30, 2015 and 2014, other payables-related parties were $381,354 and $560,491, respectively, as follows:

CD International Subsidiary	Related Party	September 30, 2015	September 30, 2014

China Direct Investments	James (Yuejian) Wang	331,935	485,464
China Direct Investments	Dragon Capital	-	19,124
CDI Shanghai Management	Xiaowen Zhuang	43,124	46,152
CDI Shanghai Management	Dragon Capital	6,295	9,751
Total Other Payable-Related Parties		$381,354	$560,491

Other payables-related parties represent advances to the Company for working capital purpose and expenses James (Yuejian) Wang paid on behalf of the Company.

Loan Payables - Related Party

As of September 30, 2015 and 2014, loan payables - related party for working capital purposes were $388,082 and $1,023,072, respectively, as follows:

CD International Subsidiary	Related Party	September 30, 2015	September 30, 2014

China Direct Investments	Kong Tung	$-	$669,600
China Direct Investments	James (Yuejian) Wang	388,082	353,472
Total Loan Payables-Related Parties		$388,082	$1,023,072

From time to time, China Direct Investments borrowed funds from James (Yuejian) Wang. At September 30, 2015 and 2014, CDII owed James Wang a total of $388,082 and $353,472, including aggregate principal loan amount of $300,000 and accrued interest of $88,082 and $53,472, respectively. The loans bear interest at 12% per annum with principal of $300,000 originally due on September 30, 2014. On September 12, 2014, James (Yuejian) Wang entered into Addendum I to the note agreement and agreed that the Company shall have the option to pay back to the lender the principal amount and all accrued interest upon maturity date in form of the Company's common stock valued at $0.05 per share. The Company did not elect to pay off the loan in common stock. On December 22, 2015, both parties entered into Addendum II to the note agreement and the maturity date was extended to September 30, 2016 with the same terms and conditions of the original note.

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

Revenue - Related Party

The Company provided consulting service to one of its related companies, Dragon Capital. The consulting revenues of $31,250 and $61,250 were recognized for the years ended September 30, 2015 and 2014, respectively.

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015 and 2014

NOTE 11 - OTHER LIABILITIES

Other liabilities included the following as of September 30, 2015 and 2014:

Account	September 30, 2015	September 30, 2014

Accrued salary payable	$964,718	$435,000
Accrued dividend payable	148,749	68,255
Other payable	86,389	90,386
Total other liabilities	$1,199,856	$593,641

NOTE 12 - CAPITAL STOCK

Preferred Stock and Related Dividends

We have 10,000,000 shares of preferred stock, par value $.0001, authorized. As of September 30, 2015 and 2014, there were 1,006 shares of series A convertible preferred stock outstanding. The series A preferred stock has a stated value per share of $1,000, carries an 8% per annum dividend rate payable quarterly in arrears and was initially convertible into our common stock at $7.00 per share. The dividends are payable in cash or shares of our common stock, at our option, subject to certain provisions. The terms of the series A preferred stock and related warrants provide that if we sell common stock at a price per share less than the then exercise price of the warrants or the conversion price of the preferred stock, then we are required to reduce the conversion price of the series A convertible preferred stock to the lower price of the subsequent sale. Since we have issued securities at prices lower than the exercise price of the $7.00 per share conversion price of the series A preferred, we reduced the exercise price of those outstanding securities. At September 30, 2015 and 2014, the conversion price of the series A preferred were $0.015 and $0.050.

The dividends declared per year are payable in cash or shares of our common stock at our option subject to certain provisions. If paid in shares of common stock, the stock shall be valued at the lower of the conversion price or the average of the weighted average price of the 10 consecutive trading days immediately preceding the dividend date. During fiscal year 2015 and 2014, we paid $0 and $39,390 of ordinary dividends in cash, respectively. As of September 30, 2015 and 2014, accrued dividend payable is $148,749 and $68,255, respectively.

Common Stock

We have 1,000,000,000 shares of common stock, par value $.0001, authorized. At September 30, 2015, there were 100,213,074 shares of common stock issued and outstanding and there were 60,847,474 shares of common stock issued and outstanding at September 30, 2014.

During fiscal year 2015, we issued a total of 41,100,000 shares of our common stock. On August 7, 2015, we issued 20,000,000 shares of common stock to four Chinese citizens converting the four promissory notes in the amount of $1,000,000 originally signed on August 21, 2012, into 20 million shares of CDII common stock at $0.05 per share. The Company determined the fair value of the shares issued to be $512,000 and recorded a gain on settlement of debt of $488,000, which was included in other income. The Company also issued 8,600,000 shares to consultants for services, valued at $300,510. On August 28, 2015, the Board of the Director of the Company approved the issuance of 9,500,000 shares of common stock to the employees as repayment for salaries owed in the past years. The shares were issued on September 3, 2015 and valued at $142,500. On October 1, 2014, the Company cancelled 1,984,400 shares of the common stock, which were granted to the employees on September 12, 2014. The $99,200 stock based compensation recorded in fiscal year 2014 was reversed accordingly. On October 1, 2014, the Company also reversed 250,000 shares of the 8,325,949 shares previously cancelled in connection with the disposal of the magnesium segment since both Mr. Huang and the Company agreed that the number of shares to be cancelled should be 8,075,949 and the 250,000 shares held by parties related to Mr. Huang were not originally issued for the acquisitions of magnesium facilities. The Company also issued 3,000,000 share of common stock, valued at $50,100, to Xiaowen Zhuang on September 3, 2015 pursuant to the exercise of the options.

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015 and 2014

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

Option and Warrants

On August 28, 2015, China Direct Investments entered into a consulting agreement with Mr. Xiaowen Zhuang, the management member of CDI Shanghai Management and brother of James (Yuejian) Wang, pursuant to which he received the options to purchase 3,000,000 shares of the Company's common stock at an exercise price of $0.0167 for providing services including but not limited to sales, translation and marketing for a period ended on December 31, 2016. Both parties also entered into option agreement on the same day and the options to purchase common stock were granted under the Company's S-8 registration. The options vested immediately and will expire on December 31, 2017.

The Company issued 3,000,000 share of common stock, value at $50,100, to Xiaowen Zhuang on September 3, 2015 pursuant to the exercise of the options. The Company received the proceeds of the exercise of options in the amount of $50,100 on December 11, 2015. As a result, the Company recorded $50,100 subscription receivable as an asset on the consolidated balance sheets as of September 30, 2015.

The Company recognized a total of $130,657 and $206,548 stock option expenses for fiscal years ended September 30, 2015 and 2014, respectively. The value of option was calculated using Black Scholes Option Pricing Model based upon the following assumptions: dividend yield of 0%, volatility of 120% - 176%, risk free rate of 0.36% - 1.20%, and an expected term of 1.17 to 4.5 years.

The following table sets forth our stock option activities during fiscal year 2015 and 2014:

Description	Shares underlying options	Weighted average exercise price
Balance at September 30, 2014	9,000,480	$0.05
Outstanding and exercisable at September 30, 2014	3,000,480	$0.05
Granted	3,000,000	0.0167
Exercised	(3,000,000)	0.0167
Expired	(480)	11.25
Balance at September 30, 2015	9,000,000	$0.05
Outstanding and Exercisable at September 30, 2015	6,000,000	$0.05

As of September 30, 2015 and 2014, we had 9,000,000 and 9,000,480 shares underlying options outstanding.

The remaining contractual life and exercise price of options outstanding and exercisable at September 30, 2015 are as follows:

Number of options outstanding and exercisable	Exercise price	Remaining contractual life (Years)
3,000,000	$0.050	2.00
3,000,000	0.050	3.00
6,000,000	$0.050	2.50

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015 and 2014

Common Stock Purchase Warrants

During the year ended September 30, 2015, 5,000,000 warrants with an exercise price of $0.023, expiring on December 31, 2017, were issued to a consultant for services provided. Also see Note 9.

        A summary of the status of our outstanding common stock purchase warrants granted as of September 30, 2015 and changes during the period is as follows:

	Shares underlying warrants	Weighted average exercise price
Outstanding and exercisable at September 30, 2014	2,129,130	$2.20
Expired	(1,351,352)	2.31
Granted	5,000,000	0.023
Outstanding and exercisable at September 30, 2015	5,777,778	$0.29

The following information applies to all warrants outstanding and exercisable at September 30, 2015.

Number of Warrants outstanding and exercisable	Exercise Price	Remaining contractual life (Years)
777,778	$2.00	1.83
5,000,000	0.023	2.25
5,777,778	$0.29	2.20

NOTE 13 - NON-CONTROLLING INTERESTS

As of September 30, 2015 and 2014, our consolidated balance sheets reflected total non-controlling interests of $0 and ($504), respectively, which represent the equity portion of our subsidiaries held by non-controlling investors in Mineral Trading segment. $504 was removed from non-controlling interests due to the disposal of subsidiaries in the Mineral Trading segment. See Note 16 - discontinued operations for additional information.

NOTE 14 - SEGMENT INFORMATION

For fiscal year 2015 and 2014, the Company operated in two reportable business segments - (1) Mineral Trading, formerly Basic Materials segment, where we sell and distribute of a variety of products, including iron ore products, non -ferrous metals, recycled materials, and industrial commodities, and (2) the Consulting segment where we provide business and financial consulting services to U.S. public companies that operate primarily in China. The Company's reportable segments are strategic business units that offer different products. They are managed separately based on the fundamental differences in their operations. Information with respect to these reportable business segments for the fiscal year 2015 and 2014 are as follows:

Revenues:	2015	2014
Mineral Trading	$-	$799,759
Consulting	360,049	914,779
Total revenue:	$360,049	$1,714,538

Depreciation:	2015	2014
Mineral Trading	$-	$6,583
Consulting	17,880	37,367
Total depreciation:	$17,880	$43,950

Interest expense and interest expense - relate party:	2015	2014
Mineral Trading	$-	$6,442
Consulting	834,639	207,683
Total interest expense and interest expense - relate party:	$834,639	$214,125

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015 and 2014

Net loss from continuing operations:	2015	2014
Mineral Trading	$50,057	$1,884,581
Consulting	4,600,604	3,067,117
Total net loss from continuing operations:	$4,650,661	$4,951,698

Total tangible assets by segment as of September 30, 2015 and 2014 are as follows:

	September 30, 2015	September 30, 2014
Mineral Trading	$-	$-
Consulting	63,088	83,204
Total tangible assets	$63,088	$83,204

NOTE 15 - INCOME TAXES

Our income (loss) in the U.S. is subject to applicable Federal, State, and Local tax statutes.  Our income (loss) in China is subject to taxation in the PRC concerning Foreign Investment Enterprises and local income tax laws (the "PRC Income Tax Laws). Pursuant to the PRC Income Tax Laws, unless special tax incentives are granted, all enterprises in China are subject to taxation at a statutory rate of 25%. Our income (loss) in Brunei is exempt from Brunei Darussalam income tax.

The components of income (loss) before income taxes for fiscal year 2015 and 2014 consisted of the following:

Description	September 30, 2015	September 30, 2014

U.S. Operations	$(3,317,833)	$(4,817,762)
China Operations	(1,253,320)	43,957
Brunei Operations	(79,508)	(177,893)
Discontinued Operations	1,554,144	18,715,887
Total income (loss) before income taxes	$(3,096,517)	$13,764,189

We did not incur any income tax expenses from continuing operations for fiscal year 2015 and 2014. In fiscal year 2015, the income from discontinued operations was primarily from the gain on disposal of discontinued operations. However, as the Company received nominal considerations for disposal of subsidiaries, the gain on disposal of discontinued operations did not have any income tax implications.

The significant components of our net deferred tax assets and liabilities consisted of federal net operating loss carry forwards. U.S. GAAP requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management has determined that a full valuation allowance of approximately $14.5 million and $13.4 million against its net deferred taxes is necessary as of September 30, 2015 and 2014, respectively. Therefore, our net deferred tax asset is zero as of September 30, 2015 and 2014, respectively.

As of September 30, 2015 and 2014, we had approximately $41.5 million and $38.4 million of U.S. net operating loss carryforwards remaining, which will expire in 2029. The Internal Revenue Service (IRS) is currently auditing our consolidated income tax return for 2008. The IRS has proposed an adjustment to our 2008 taxable income due to transfer pricing issue of $10.1 million. However, we have retained an independent accounting firm that has conducted an independent transfer pricing study. In May 2013, the case was sent to the Appeals division of the Internal Revenue Service. At present we are in the process of waiting for the Service to assign an examiner to determine the validity of our position as it relates to the transfer pricing issue. As a result of such study, we anticipate that any adjustment would be limited to $5 million.

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015 and 2014

NOTE 16 - CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

        For the years ended September 30, 2015 and 2014, customers accounting for 10% or more of the Company's revenue are as follows:

Customer	For the Years Ended September 30,
	2015		2014
A	58.85%		* %
B	10.42%		* %
C	*	%	17.91%
D	*	%	14.80%
E	*	%	10.95%
F	*	%	10.24%

*% Less than 10%

        During the fiscal year of 2015, there were two customers who contributed for more than ten percent of the total revenues, and the total account receivables from these two customers was zero. During the fiscal year of 2014, there were four customers who contributed for more than ten percent of the total revenues, and the total account receivables from these four customers was 32% of the total accounts receivables. The loss of these main customers could have an adverse effect on the Company's business, operating results, or financial condition.

NOTE 17 - DISCONTINUED OPERATIONS

Subsidiaries Disposed

In April 2015, the Company sold its entire 95% equity interest in CDI Jingkun Zinc and 100% equity interest in CDI Metal to Xiaowen Zhuang, a management member and the brother of James (Yuejian) Wang, the CEO of the Company. The Company also sold its 100% equity interest in CDI Jixiang Metal to Dragon Capital, a related party company. As a result, results of operations, financial position and cash flows associated with CDI Jingkun Zinc, CDI Metal and CDI Jixiang Metal are reported as discontinued operations for all periods presented. During the fourth quarter of fiscal year 2015, the Company also disposed CDII Chile and the Chilean government has granted us approval to officially close down the business on July 31, 2015. As a result, results of operations, financial position and cash flows associated with CDI Chile are reported as discontinued operations for all periods presented, and its assets and liabilities as of September 30, 2014 were reclassified to discontinued assets and liabilities. The Company had a gain on disposal of subsidiaries of $1.6 million in fiscal year 2015. In connection with the disposal, other receivables of CDI Shanghai Management, Capital Resource Management and CDII Minerals in the amount of $475,846, $1,403,967 and $381,159, respectively, from the disposed entities as of the dates of disposals were deemed uncollectable and as a result were written off. The write-off of receivables for total amount of $2,260,972 was included in gain or loss on disposal of subsidiaries.

On September 30, 2014, the Company entered into a share exchange agreement to dispose its Magnesium segment as a result of the repositioning of the Company in view of the deterioration of operating results from Magnesium segment. The Company sold the Magnesium segment to Mr. Huang and in return, Mr. Huang and other parties have returned and cancelled 8,075,949 shares of the Company's common stock held by such parties related to Mr. Huang. In addition, 41,524 shares of convertible series D preferred stock were cancelled within 10 business days after the share exchange agreement was signed. Pursuant to the terms of the agreement, the Company sold its 100% equity interest in Asia Magnesium Corporation Limited ("Asia Magnesium"), 100% interest in Beauty East International, Ltd. ("Beauty East"), 100% equity interest in Marvelous Honor Holdings Inc. ("Marvelous Honor"), entire 51% equity interest in Baotou Changxin Magnesium Co., Ltd ("Baotou Changxin Magnesium"), 100% equity interest in Lingshi Xinghai Magnesium Industry Co., Ltd. ("Lingshi Magnesium"), entire 80% equity interest in Taiyuan Ruiming Yiwei Magnesium Co., Ltd. ("Ruiming Magnesium"), entire 51% equity interest in Taiyuan Changxin Magnesium Co., Ltd. ("Chang Magnesium"), entire 100% equity interest in Taiyuan Changxin YiWei Trading Co., Ltd. ("Chang Trading"), 100% equity interest in Golden Trust Magnesium, and 100% equity interest in International Magnesium Trading Corp. ("IMTC"). The Company recorded impairment loss on the assets of the discontinued magnesium operations in the prior fiscal years, as a result, the Company had a gain on disposal of Magnesium segment totaling $33,949,995 in fiscal year 2014, which was reported as part of "discontinued operations" for the year ended September 30, 2014.

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015 and 2014

Summarized Financial Information for Discontinued Operations

After impairment charges, the carrying amounts of the major classes of assets and liabilities of discontinued operations as of September 30, 2015 and 2014 were as follows:

	September 30,	September 30,
	2015	2014

Assets of discontinued operations:
Cash and cash equivalents	$-	$1,460
Accounts, loans, other receivable and prepaid expenses - related parties	-	3,255
Inventories, net	-	3,877
Prepaid expenses and other current assets, net	-	15,050
Total assets of discontinued operations	$-	$23,642

Liabilities of discontinued operations:
Accounts payable and accrued expenses	-	7,487
Accounts and other payables-related parties	-	29,252
Advances from customers	-	52,870
Other liability	-	1,499,923
Accrued salary payable		13,263
Total liabilities of discontinued operations	$-	$1,602,795

The following table presents the results of discontinued operations in fiscal year 2015 and 2014:

	For the Year Ended September 30,
	2015	2014

Revenues	$-	$47,656,268

Cost of revenues	-	50,478,353

Loss before income taxes	(19,033)	(15,234,108)

Income tax expense	-	-

Loss from discontinuing operations	(19,033)	(15,234,108)
Gain from disposal, net of taxes	1,573,177	33,949,995
Total (Loss) Gain from discontinued operations	$1,554,144	$18,715,887

As of September 30, 2015 and 2014, the details of other receivable and prepaid expenses - related parties were as follows:

CD International Subsidiary	Related Party	September 30, 2015	September 30, 2014

CDII Chile	Kong Tung	$-	$3,255
Total Other Receivable-Related Parties		$-	$3,255

As of September 30, 2015 and 2014, the details of accounts and other payables - related parties were as follows:

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015 and 2014

CD International Subsidiary	Related Party	September 30, 2015	September 30, 2014

CDI Metal	Xiaowen Zhuang	$-	$29,252
Total Accounts and Other Payables - Related Parties		$-	$29,252

NOTE 18 - COMMITMENTS AND CONTINGENCIES

Leases

The Company entered into a lease agreement on September 1, 2013 for office space of approximately 6,170 square feet at 431 Fairway Dr Ste 200, Deerfield Beach FL 33441 for rental expense of approximately $209,078 annually. The lease expires on March 31, 2019. On May 1, 2015, the Company signed an amendment to amend and restate this lease agreement to downsize the office space to 4,694 square feet at the same location for an annual rental expense of approximately $207,108. In fiscal year 2015 and 2014, our lease expense incurred was $156,604 and $210,515, respectively.

CDI Shanghai Management leases approximately 1,500 square feet of office space in Shanghai for an annual expense of approximately $57,100 (RMB 350,592) in fiscal year 2014. On September 25, 2014, CDI Shanghai Management signed a lease for a new office place of approximately 1,127 square feet of office space in Shanghai, for an annual expense of approximately $17,170 (RMB105,600) per year. The lease term begins on October 1, 2014, expired on September 30, 2015 and was renewed to expire on September 30, 2016.

On September 30, 2015, future annual lease payments due pursuant to operating leases amounts to the following:

Fiscal Year Ended September 30,

2016	$142,788
2017	157,489
2018	167,356
2019	85,960
Total	$553,593

Income Tax Matters

The IRS is currently auditing our consolidated income tax return for 2008. The IRS has proposed an adjustment to our 2008 taxable income and penalties of approximately $4.6 million (approximately $3.1 million in income tax and $1.5 million in penalties) primarily related to transfer pricing issues pursuant to IRC section 482. In May 2013, the case was sent to the Appeals division of the Internal Revenue Service. At present we are in the process of waiting for the Service to assign an examiner to determine the validity of our position as it relates to the transfer pricing issue and revenue reorganization of restricted stock. We retained an independent accounting firm that has conducted an independent transfer pricing study, an evaluation of the tax basis value of marketable securities received for services, and an analysis of the allocation of the related costs and expenses associated with such revenues. As a result of such study and as a result of net operating tax loss carry forwards, we believe that no income tax or penalties will be accessed against us by the IRS and we intend to vigorously defend our position including an appeal in the U.S. Tax Court. If we are unable to defend our position, any such adjustment could have a material effect on the Company's results of operations and financial position and liquidity.

Legal Contingencies

Our wholly owned subsidiaries, China Direct Investments and Capital Resource Management, and our Company are involved in the following litigation with a shareholder of Linkwell Corporation, Ltd. ("Plaintiff"):

On January 9, 2013, Plaintiff filed a petition in the United States District Court for the Southern District of Florida (Case No. 12-cv-62539-WJZ) to complain that Linkwell's directors (Director Defendants) breached their fiduciary duties to Linkwell and its shareholders by entering into a transaction intended to obscure their "secret transfer" of Linkwell's valuable subsidiaries to themselves or entities they control or Ecolab, Inc. without fair compensation being paid to Linkwell and by causing Linkwell to file and disseminate materially misleading information.

In addition, Plaintiff contended that the "Non-Director Defendants" - including the Company and its subsidiaries, China Direct Investments and Capital Resource Management - aided and abetted those breaches and conspired with the Director Defendants to commit those breaches. The Plaintiff also contended that all defendants were unjustly enriched and are liable for attorney's fees. China Direct Investments and Capital Resource Management are alleged to have acted as consultants who were the "principal moving force" behind the challenged transaction, for which consulting services each is alleged to have received shares of Linkwell common stock.

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015 and 2014
        Subsequent to the filing of the initial complaint, Linkwell's Board of Directors unwound the challenged transaction and the shares received by China Direct Investments and Capital Resource Management were returned to Linkwell. The Company, as well as China Direct Investments and Capital Resource Management, has denied all liability and intends to contest the matter vigorously.

On April 28, 2015, TCA Global Credit Master Fund, LP. ("TCA") filed a complaint/petition in the Circut Court of for the 17th Judicial Circuit in and for Broward County, Florida. (Case No. 15-007210). The complaint/petition alleges that: 1) the Company is in breach of credit facility agreement by CD International Enterprises, Inc.; 2) the court should order foreclosure of security interest against CD International Enterprises, Inc., CDI China, Inc., China Direct Investments, Inc., CDII Minerals, Inc. International Magnesium Group, Inc., and James (Yuejian) Wang; 3) the Company is in breach of revolving convertible promissory note by CD International Enterprises, Inc.; 4) the Company is in breach of guaranty against James (Yuejian) Wang and CDI China, Inc., China Direct Investments, Inc., CDII Minerals, Inc. and International Magnesium Group, Inc.; 5) the Company has made fraudulent misrepresentation as to CD International and James (Yuejian) Wang; and 6) the Company has made negligent misrepresentation as to CD International Enterprises, Inc. and James (Yuejian) Wang. TCA demanded the repayment of principal of $650,000 and interest payable of $46,123. In addition, TCA demanded the payment of default interest and penalties on the note in the amount of $30,145 and $106,115 on the advisory fee, respectively. On October 15, 2015, the Company and TCA entered into settlement agreement pursuant which both parties agreed that the outstanding obligations the Company owed to TCA should be $1,036,032 as of October 8, 2015, including $765,133 principal, accrued and unpaid interest and other fees and charges and $270,899 for the advisory fees related charges. The total obligation of $1,036,032 was split into two separate and distinct replacement notes for the balance of $50,000 ("Replacement Note A") and $986,032 ("Replacement Note B"). The effective interest rate remained at 18%. The maturity date of the promissory notes was extended to October 15, 2016 and notes were no longer in default upon execution of the settlement agreement. The Company is obligated to pay TCA $40,000 commencing on November 30, 2015 and then on the 30th day of each consecutive calendar month thereafter for all obligations identified in the settlement agreement. On October 26, 2015, TCA further assigned a portion of the promissory note including the related right, title and interest in the note to Magna Asset Services ("Magna") in multiple tranches. The first tranche is in the amount of $50,000 (Replacement Note A) and Magna has the option to make subsequent purchases in multiple tranches of $750,000 of the outstanding obligations. Upon an event of default, TCA may convert all or any portion of the outstanding principal and accrued interest payables into shares of the Company's common stock equal to the 85% of the average of the lowest daily VWAP of the five business days prior to the conversion day. TCA has had its counsel to file a Conditional Joint Stipulation of Dismissal Without Prejudice with respect to the Pending Litigation the parties involved. Consequently, the case was settled and dismissed pursuant to the Stipulation of Settlement entered into between the parties. The Court reserved jurisdiction for enforcement of the settlement terms. The Company has accrued principal, unpaid interest and other fees and charges of $763,257, advisory fees of $270,900, and other legal expenses of $40,342, as of September 30, 2015.

NOTE 19 - SUBSEQUENT EVENTS

On October 1, 2015, the Company entered into a loan agreement with Money Works Direct for the amount of $50,000 with a monthly interest rate at approximately 4.44%. The Company is required to pay back a total amount of $70,000 with the specific daily amount of $999. As a result, the loan is required to be paid back by June 30, 2016. The loan is secured by pledge of assets of CDII and guaranteed by the James (Yuejian) Wang, the CEO of the Company.

On October 13, 2015, the Company issued a convertible promissory note to an institutional investor and the principal is up to $150,000 with a 10% original discount. The consideration to be received is up to $135,000 with $25,000 payable at closing of the note and up to $110,000 upon mutual agreement. The conversion price is 60% of the lowest trade price in the 25 trading days previous to the conversion date. The Company has the option to pre-pay the loan within 90 days with no interest. After 90 days, the note will bear a 12% one-time interest charge. This note becomes due and payable on October 12, 2017.

On October 14, 2015, the Company entered into a note purchase agreement with an institutional investor to sell all or a portion of $600,000 of Kong Tung's note together with accrued interest of $214,000 depending on the funding of the investor, which became convertible after its maturity date of December 31, 2015. Pursuant to the purchase agreement, the Company shall repay the institutional investor the principal of $600,000 with interest at the rate of 8% per year starting from October 14, 2015, and the institutional investor has the option to convert all or portion of the unpaid principal balance, together with any accrued interest and any fees or charges, into the Company's common stocks at a 40% discount to the lowest closing price of the common stock during the 10 trading day period preceding the conversion date. From October 20, 2015 to December 11, 2015, the institutional investor purchased $241,500 of the note and converted a total of 220,000,000 shares of the Company's common stock at the average conversion price of $0.0011.

On October 15, 2015, Kong Tung and an institutional investor entered into a note purchase agreement. Pursuant to the agreement, $50,000 out of the $600,000 Kong Tung's convertible note was sold to the institutional investor. The note bears an interest rate of 12% with a maturity date of October 15, 2016. The conversion price of the note is 55% of the lowest trading price of the Company's common stock during the 10 consecutive trading days prior to the conversion date. The institutional investor converted all the principal of $50,000 and accrued interest of $6,000 of the note into a total of 40,652,958 shares of the Company's common stock at the average conversion price of $0.0014.

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015 and 2014

On October 15, 2015, the Company and TCA entered into a settlement agreement pursuant to which both parties agreed that the outstanding obligations the Company owed to TCA should be $1,036,032 as of October 8, 2015, including $765,133 for the principal, accrued interest and other fees and charges and $270,899 for the advisory fees. The total obligation of $1,036,032 was split into two separate and distinct replacement notes for the balance of $50,000 ("Replacement Note A") and $986,032 ("Replacement Note B"). The effective interest rate remained 18%. The maturity date of the promissory notes was extended to October 15, 2016. Both Replacement Note A and Replacement Note B will be convertible upon default with a conversion price of 85% of the lowest of the daily VWAP of the Company's stock during the five business days immediately prior to the conversion date.

On October 15, 2015, the Company issued a convertible promissory note for the amount of $25,000 to an institutional investor, at a 10% annual interest rate. This note provides conversion features equal to 55% of the lowest trading price of the Company's common stock during the 10 consecutive trading days prior to the date of conversion. This note becomes due and payable on October 15, 2016. The sum of $20,000 shall be remitted and delivered to the Company and the remaining $5,000 shall be retained by the purchaser through an original issue discount for due diligence and legal bills related to the transaction. Additional interest will accrue from the date of event of default at the rate equal to the lower of 18% per annum or the highest rate permitted by law.

On October 16, 2015, the Company entered into an amendment to promissory note (Amendment I) for total amount of $700,000 with Yewen Xi, pursuant to which Yewen Xi has rights, at any time, to convert the outstanding principal amount and accrued interest into the Company's common shares. The conversion price shall be equal to 75% of the average closing price of the Company's common stock for five consecutive days prior to the conversion. On January 5, 2016, the Company and Yewen Xi entered into another amendment to the promissory note (Amendment II), pursuant to which the maturity date of $500,000 out of the total $700,000 is extended to September 30, 2016, and the holder of the note has the right to convert the outstanding balance and accrued interest after January 1, 2016 at the same conversion price stated in Amendment I.

On October 20, 2015, the Company issued a convertible promissory note for the amount of $40,000 to an institutional investor, at a 10% annual interest rate. This note provides conversion features, and the conversion price is the lower of (1) the closing sale price of the common stock on the principal market on the trading day immediately preceding the closing date, and (2) 60% of the lowest trading price of the Company's common stock during the 20 consecutive trading days prior to the date of conversion. This note becomes due and payable on October 20, 2016 and is guaranteed by all the subsidiaries of the Company.

On October 22, 2015, the Company issued a convertible note to an institutional investor for the principal amount of $25,000 with interest rate of 8% and maturity date of October 22, 2016. The holder of the note is entitled to convert the note into the Company's common stock at a price equals to 60% of the lowest trading price for the last 20 trading days prior to conversion.

On October 23, 2015, the Company issued 5,000,000 shares of common stock under the Company's S-8 registration to a consultant for the exercise of the warrants with an exercise price of $0.023 granted to him pursuant to a consulting agreement entered into on September 4, 2015. The Company received the proceeds in the amount of $116,000 in December 2015.

On October 23, 2015, the Company issued 2,000,000 shares of restricted common stock valued at $38,800 to a consultant for consulting service fees.

On October 26 2015, the Company entered into a master exchange agreement with an institutional investor. Pursuant to the exchange agreement, the institutional investor shall exchange, at its option, $50,000 principal amount of convertible notes of the Company for shares of the Company's common stock at $0.0001 par value per share at an exchange price of 57% of the lowest trading price of the Company's common stock during the five consecutive trading day period preceding the exchange date. From November 4, 2015 to December 4, 2015, the institutional investor converted $51,846 into a total of 55,989,891 shares of the Company's common stock at the average conversion price of $0.0009.

On November 1, 2015, the Company issued 1,000,000 shares of restricted common stock valued at $0.0072 per share to a consultant for consulting services.

On December 4, 2015, the Company issued 500,000 shares of restricted common stock valued at $0.0082 per share to a consultant for consulting services.

On December 9, 2015, the Company entered into a note purchase agreement with an institutional investor to sell $100,000 of TCA's note. The note is convertible at a price of 85% of the lowest of the daily VWAP of the Company's common stock during five business days prior to the conversion date. From December 10, 2015 to December 22, 2015, the institutional investor converted $99,990 of the note into a total of 82,688,447 shares of the Company's common stock at the average conversion price of $0.0012.

On December 9, 2015, the Company issued a convertible promissory note for the amount of $120,000 to an institutional investor, at a 12% annual interest rate. 20% of any consideration was retained by the debt holder as an original issue discount. This note provides conversion features equal to 55% of the lowest trading price of the Company's common stock during the 10 consecutive trading days prior to the date of conversion. 15% additional cumulative discount of the conversion price can be charged under certain circumstances. This note becomes due and payable on December 9, 2016. In any event of default, additional interest will accrue at the rate equal to the lower of 22% per annum or the highest rate permitted by the law.

On December 22, 2015, the Company agreed with James (Yuejian) Wang, the CEO of the Company, to extend the maturity date of his $300,000 promissory note to September 30, 2016. The Company has the option to pay off the principal amount and all accrued interest in common stock to be valued at $0.005 per share.