Form 10-Q
period 2015-12-31
CD INTERNATIONAL ENTERPRISES, INC.
filed 2016-02-22
CIK 1088787

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒Yes ☐No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (- 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).☒Yes☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date, there are 637,620,128 shares of common stock are issued and outstanding as of February 19, 2016.

As used in this report "CD International", "we", "us", "our" or "Company" refers to CD International Enterprises, Inc., a Florida corporation, and our subsidiaries, "fiscal year 2015" refers to the year ended September 30, 2015, "fiscal year 2014" refers to the year ended September 30, 2014 and "fiscal year 2016" refers to the year ending September 30, 2016.  The information which appears on our web site at www.cdii.net is not part of this report.

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

-	Potential impact of PRC regulations on our intercompany loans.
-	Our ability to assure that related party transactions are fair to our company and possible violations of the Sarbanes-Oxley Act of 2002.
-	The scope of our related party transactions and potential conflicts of interest arising from these transactions.
-	Our ability to comply with the United States Foreign Corrupt Practices Act which could subject us to penalties and other adverse consequences.
-	Limits under the Investment Company Act of 1940 on the value of securities we can accept as payment for our business consulting services.
-	Our acquisition efforts in future periods may be dilutive to our then current shareholders.
-	Our inability to enforce our rights due to policies regarding the regulation of foreign investments in the PRC.
-	The impact of environmental and safety regulations, which may increase our compliance costs and reduce our overall profitability.
-	The effect of changes resulting from the political and economic policies of the Chinese government on our assets and operations located in the PRC.
-	The impact of Chinese economic reform policies.
-	The influence of the Chinese government over the manner in which our Chinese subsidiaries must conduct our business activities.
-	The impact on future inflation in the PRC on economic activity in the PRC.
-	The impact of any natural disasters and health epidemics in China.
-	The impact of labor laws in the PRC may adversely affect our results of operations.
-	The limitation on our ability to receive and use our revenues effectively as a result of restrictions on currency exchange in the PRC.
-	Fluctuations in the value of the RMB may have a material adverse effect on your investment.
-
The market price for shares of our common stock has been and may continue to be highly volatile and subject to wide fluctuations and the impact of penny stock rules on the liquidity of our common stock.

ii

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

-	"CDII Trading" refers to CDII Trading, Inc., a Florida corporation and a 100% owned subsidiary of CD International Industries;
-	"CDII Minerals" refers to CDII Minerals, Inc., a Florida corporation and a wholly owned subsidiary of CD International;
-	"CDII Chile" refers to Inversiones CDII Chile, Ltda., a Chilean company and a wholly owned subsidiary of CDII Minerals, which we disposed of in July 2015;
-	"CDII Peru" refers to CDII Minerals de Peru SAC, a Peruvian company and a 50% owned subsidiary of CDII Minerals;
-	"CDII Bolivia" refers to Empresa Minera CDII de Bolivia S.A., a Bolivian company and a wholly owned subsidiary of CDII Minerals; and
-	"IMG" or "International Magnesium Group", refers to International Magnesium Group, Inc., a Florida corporation and a 100% owned subsidiary of CD International.

Consulting Segment

-	"China Direct Investments", refers to China Direct Investments, Inc., a Florida corporation, and a wholly owned subsidiary of CD International;
-	"CDI Shanghai Management", refers to CDI Shanghai Management Co., Ltd., a company organized under the laws of the PRC and a wholly owned subsidiary of CDI China; and
-
"Capital Resource Management", refers to Capital Resource Management Co., Ltd., a Brunei company, and a wholly owned subsidiary of CDI Shanghai Management, formerly known as Capital One Resource Co., Ltd.

iii

PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of December 31, 2015 and September 30, 2015

	December 31,	September 30,
	2015	2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$150,163	$22,634
Marketable securities available-for-sale	2,450	2,800
Marketable securities available-for-sale - related party	5,000	20,000
Accounts receivable	6,300	16,643
Accounts receivable - related party	1,374	-
Subscription receivable	-	50,100
Prepaid expenses and other current assets, net	18,910	16,813
Total current assets	184,197	128,990
Property, plant and equipment, net	56,159	63,088
Total assets	$240,356	$192,078

LIABILITIES AND EQUITY (DEFICIT)
Current liabilities:
Loans and convertible notes payable- short term, net	$2,228,481	$2,215,470
Accounts payable and accrued expenses	704,437	1,191,643
Loans and other payables - related parties	769,983	769,436
Advances from customers	422,898	422,898
Derivative liabilities	11,974,601	3,210,271
Other liabilities	1,336,325	1,199,856
Total current liabilities	17,436,725	9,009,574
Loans and convertible notes payable - long term, net	3,002	-
Total liabilities	17,439,727	9,009,574

Equity (deficit):
Series A convertible preferred stock: $.0001 par value, stated value $1,000 per share; 10,000,000 authorized, 1,006 shares outstanding at December 31, 2015 and September 30, 2015, respectively	1,006,250	1,006,250
Common stock: $.0001 par value; 1,000,000,000 authorized; 508,044,370 and 100,213,074 issued and outstanding at December 31, 2015 and September 30, 2015, respectively	50,804	10,021
Additional paid-in capital	83,323,535	79,278,110
Accumulated other comprehensive loss	(689,938)	(719,106)
Accumulated deficit	(100,890,022)	(88,392,771)
Total CD International Enterprises, Inc.'s stockholders' deficit	(17,199,371)	(8,817,496)
Non-controlling interests	-	-
Total deficit	(17,199,371)	(8,817,496)
Total liabilities and deficit	$240,356	$192,078

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CD INTERNATIONAL ENTERPRISES, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the three months ended December 31, 2015 and 2014
(Unaudited)
	For the Three Months Ended December 31,
	2015	2014
Revenues	$34,215	$114,941
Including: revenues from related party	23,874	3,750
Cost of revenues	8,628	35
Gross profit	25,587	114,906
Operating expenses:
Selling, general, and administrative	397,130	638,057
Total operating expenses	397,130	638,057
Operating loss	(371,543)	(523,151)
Other income (expenses):
Other income	101,911	98,276
Interest expenses	(925,529)	(410,285)
Interest expenses - related parties	(8,100)	(45,409)
Realized loss on marketable securities available-for-sale	(52,679)	-
Gain (loss) on revaluation for receivable and payable of marketable securities available-for-sale	19,100	(40,566)
Change in fair value of derivative liability	(11,240,281)	475,344
Total other income (expenses)	(12,105,578)	77,360
Loss from continuing operations before income taxes	(12,477,121)	(445,791)
Income tax expense	-	-
Net loss from continuing operations	(12,477,121)	(445,791)
Discontinued operations:
Loss from discontinued operations, net of taxes	-	(19,033)
Total loss from discontinued operations, net taxes	-	(19,033)
Net loss	(12,477,121)	(464,824)
Net loss attributable to CD International Enterprises, Inc.	(12,477,121)	(464,824)
Dividends on series A preferred stock	(20,130)	(20,130)
Net loss allocable to common stockholders	$(12,497,251)	$(484,954)
COMPREHENSIVE INCOME (LOSS):
Net loss	$(12,477,121)	$(464,824)
Foreign currency translation adjustments	(482)	128,929
Unrealized gain (loss) on marketable securities available-for-sale	29,650	(27,800)
Comprehensive loss	(12,447,953)	(363,695)
Foreign currency translation adjustments - non-controlling interest	-	(62)
Comprehensive loss attributable to CD International Enterprises, Inc.	(12,447,953)	(363,633)
Preferred stock dividend	(20,130)	(20,130)
Comprehensive loss attributable to common stockholders	$(12,468,083)	$(383,763)
Basic and diluted net loss per common share - basic:
Net loss from continuing operations	$(0.05)	$(0.01)
Net loss from discontinued operations	-	(0.00)
Net loss per common share	$(0.05)	$(0.01)
Basic and diluted net loss per common share - diluted:
Net loss from continuing operations	$(0.05)	$(0.01)
Net loss from discontinued operations	-	(0.00)
Net loss per common share	$(0.05)	$(0.01)
Basic weighted average common shares outstanding	229,781,930	62,309,431
Diluted weighted average common shares outstanding	229,781,930	62,309,431

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended December 31, 2015 and 2014
(Unaudited)
	For the Three Months Ended December 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,477,121)	$(464,824)
Loss from discontinued operations	-	19,033
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	5,755	5,009
Allowance for doubtful accounts	-	29,463
Share issued to third parties for services provided	50,100	265,000
Stock option expenses	10,043	24,267
Realized loss on marketable securities available-for-sale	52,679	-
Amortization of debt discount	824,076	361,452
Change in fair value of derivative liabilities	11,240,281	(475,344)
Other (income) loss due to revaluation of accounts receivable and accounts payable	(19,100)	40,566
Changes in operating assets and liabilities:
Accounts receivable and accounts receivable - related party	8,024	-
Prepaid expenses and other current assets, net	(2,175)	(17,093)
Accounts payable and accrued expenses	(53,483)	67,872
Other payables - related parties	25,001	557,636
Other liabilities	97,586	(402,378)
Net cash provided by (used in) operating activities - continuing operations	(238,334)	10,659
Net cash used in operating activities - discontinued operations	-	(28,695)
NET CASH USED IN OPERATING ACTIVITIES	(238,334)	(18,036)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of marketable securities available-for-sale	32,322	-
Net cash provided by investing activities - continuing operations	32,322	-
Net cash provided by investing activities - discontinued operations	-	-
NET CASH PROVIDED BY INVESTING ACTIVITES	32,322	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans	255,000	-
Borrowings from related parties	18,797	-
Proceeds from exercise of options and warrants	166,100	-
Repayments to related parties	(50,000)	-
Repayments of loan payable	(54,572)	-
Net cash provided by financing activities - continuing operations	335,325	-
Net cash provided by financing activities - discontinued operations	-	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	335,325	-

EFFECT OF EXCHANGE RATE ON CASH	(1,784)	52,524
NET CHANGE IN CASH	127,529	34,488
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	22,634	82,675
CASH AND CASH EQUIVALENTS AT END OF PERIOD	150,163	117,163
Less: Cash and Cash Equivalents of Discontinued Operations at End of Period	-	2,816
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$150,163	$114,347

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$21,405	$-
Income taxes paid	$-	$-
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Deferred revenues received in the form of marketable securities	$40,000	$-
Unrealized gain (loss) on marketable securities available-for-sale	$29,650	$(27,800)
Common stock issued for loan conversions and accrued interest	$449,336	$-
Debt discount recorded on convertible debt due to conversion feature	$984,778	$361,452
Derivative liabilities related to warrant conversion feature	$-	$46,667
Accrued interest, default charges and legal expenses added to loan payable due to litigation settlement	$393,032	$-
Derivative liabilities written off into additional paid-in capital due to debt conversions	$3,460,729	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business and Organization

CD International Enterprises, Inc. ("CDII"), a Florida corporation and its subsidiaries are referred to in this report as "we", "us", "our", "Company" or "CD International".

We are a U.S. based company that sources and distributes industrial products in China and the Americas.  We also provide business and management consulting services to public and private American and Chinese businesses.  We operate in two identifiable segments, as defined by the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 280, "Segment Reporting": Mineral Trading and Consulting. Beginning in 2006, we established our Consulting and Mineral Trading segments which grew through acquisitions of controlling interests in Chinese private companies. We consolidate these acquisitions as either wholly or majority owned subsidiaries.

In our Mineral Trading segment, we source and distribute industrial commodities from North and South America for ultimate distribution in China. In our Consulting segment, we provide business and management consulting services to U.S. public companies that operate primarily in China. The consulting fees we charge vary based upon the scope of the services.

In April 2015, the Company sold its entire 95% equity interest in CDI Jingkun Zinc Industry Co., Ltd. ("CDI Jingkun Zinc") and 100% equity interest in Shanghai CDI Metal Material Co., Ltd. ("CDI Metal") to Xiaowen Zhuang, the management member of CDI Shanghai Management Co., Ltd. ("CDI Shanghai Management") and the brother of James (Yuejian) Wang, the CEO of the Company, for zero consideration. The Company also sold its 100% equity interest in CDI Jixiang Metal Co., Ltd. ("CDI Jixiang Metal") to Dragon Capital Group Corp ("Dragon Capital"), a related party company for zero consideration. During the fourth quarter of fiscal year 2015, the Company also ceased the operation of CDII Chile, Ltda. ("CDII Chile") in Chile. As a result, results of operations of CDI Jingkun Zinc, CDI Metal, CDI Jixiang Metal and CDII Chile were separately reported as discontinued operations for all periods presented. CDI Jingkun Zinc, CDI Metal, CDI Jixiang Metal and CDI Chile were entities in the Mineral Trading segment. For additional information, see Note 10 - Discontinued Operations.

For the three months ended December 31, 2015 and 2014, subsidiaries included in continuing operations consisted of the following:

-	CDI China, Inc. ("CDI China"), a wholly owned subsidiary of CDII;
-	International Magnesium Group, Inc. ("IMG"), a wholly owned subsidiary of CDII;
-	CDII Minerals, Inc. ("CDII Minerals"), a wholly owned subsidiary of CDII;
-	CDII Minerals de Peru SAC ("CDII Peru"), a Peruvian company and a 50% owned subsidiary of CDII Minerals;
-	Empresa Minera CDII de Bolivia S.A. ("CDII Bolivia"), a wholly owned subsidiary of CDII Minerals;
-	China Direct Investments, Inc. ("China Direct Investments"), a wholly owned subsidiary of CDII;
-	CDI Shanghai Management Co., Ltd. ("CDI Shanghai Management"), a wholly owned subsidiary of CDI China; and
-	Capital Resource Management Co., Ltd. ("Capital Resource Management"), a wholly owned subsidiary of CDI Shanghai Management, formerly known as Capital One Resource Co., Ltd.

Basis of Presentation

We have defined various periods that are covered in this report as follows:

-	"fiscal year 2016" - October 1, 2015 through September 30, 2016
-	"fiscal year 2015" - October 1, 2014 through September 30, 2015
-	"fiscal year 2014" - October 1, 2013 through September 30, 2014

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

The consolidated financial statements include the accounts of the Company and its majority owned subsidiaries. All intercompany balances and transactions have been eliminated in the consolidation. Certain information and footnote disclosures normally included in financial statements prepared in conjunction with generally accepted accounting principles have been condensed or omitted as permitted by the rules and regulations of the United States Securities and Exchange Commission ("SEC"), although the Company believes that the disclosures contained in this report are adequate to make the information presented not misleading. The consolidated balance sheet information as of September 30, 2015 was derived from the consolidated audited financial statements included in the Company's Annual Report on Form 10-K for the year ended September 30, 2015. These consolidated financial statements should be read in conjunction with the annual consolidated audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2015, and other reports filed with the SEC.

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

Going Concern

For the three months ended December 31, 2015, the Company incurred a net loss from continuing operations of approximately $12.5 million and the Company also has a working capital deficit of $17.3 million. In addition, the Company has a significant amount of short term loans and convertible notes payable, totaling $2.2 million from unrelated parties, which requires the Company to secure additional funds given the Company's current cash position. The Company's cash and cash equivalent and revenues are not currently sufficient and cannot be projected to cover operating expenses in the coming year. These factors raise substantial doubt as to the ability of the Company to continue as a going concern.  Management's plans include attempting to raise funds through debt and equity financings and restructuring on-going operations to eliminate inefficiencies to meet operating needs. There is no assurance that management's plans will be successful. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of consolidated revenue and expenses during the reporting period. Significant estimates include the valuation of investments available-for-sale, the allowance for doubtful accounts, the fair value of stock based compensation, the useful life and impairment of property, plant and equipment, and the valuation of derivative liability.

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

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

Concentration of Credit Risks

Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash and trade accounts receivable. We deposit our cash with high credit quality financial institutions in the United States and China.  As of December 31, 2015, we had no bank deposits in the United States that exceeded federally insured limits.  At December 31, 2015, we had deposits of $103,947 in banks in China. In China, there is no equivalent federal deposit insurance as in the United States, so the amounts held in banks in China are not insured. We have not experienced any losses in such bank accounts through December 31, 2015.

At December 31, 2015 and September 30, 2015, bank deposits by geographic area were as follows:

Country	December 31, 2015		September 30, 2015
United States	$46,216	31%	$12,463	55%
China	103,947	69%	10,171	45%
Total cash and cash equivalents	$150,163	100%	$22,634	100%

In an effort to mitigate any potential risk, we periodically evaluate the credit quality of the financial institutions at which we hold deposits, both in the United States and China.

Fair Value of Financial Instruments

We adopted the provisions of ASC Topic 820, "Fair Value Measurements".  These provisions relate to our consolidated financial assets and liabilities carried at fair value and our fair value disclosures related to financial assets and liabilities.  ASC Topic 820 defines fair value, expands related disclosure requirements and specifies a hierarchy of valuation techniques based on the nature of the inputs used to develop the fair value measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. There are three levels of inputs to fair value measurements below:

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

The Company's loans payable approximate the fair value of such instruments based upon management's best estimate of interest rates that would be available to the Company for similar financial arrangements at December 31, 2015 and September 30, 2015.

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

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

The financial assets and liabilities carried at fair value on a recurring basis at December 31, 2015 are as follows:

Financial assets and liabilities	Fair Value	Level 1	Level 2	Level 3
Marketable equity securities	$7,450	$7,450	$-	$-
Receivable of marketable equity securities	7,674	7,674	-	-
Derivative liabilities	(11,974,601)	-	-	(11,974,601)
	$(11,959,477)	$15,124	$-	$(11,974,601)

The financial assets and liabilities carried at fair value on a recurring basis at September 30, 2015 are as follows:

Financial assets and liabilities	Fair Value	Level 1	Level 2	Level 3
Marketable equity securities	$22,800	$22,800	$-	$-
Receivable of marketable equity securities	7,200	7,200	-	-
Derivative liabilities	(3,210,271)	-	-	(3,210,271)
	$(3,180,271)	$30,000	$-	$(3,210,271)

Marketable Securities

Marketable securities that we receive from our clients as compensation are generally restricted for sale under Federal securities laws. Our policy is to liquidate securities received as compensation when market conditions are favorable for sale. Since these securities are often restricted, we are unable to liquidate them until the restriction is removed. Pursuant to ASC Topic 320, "Investments -Debt and Equity Securities" our marketable securities have a readily determinable quoted price, such as from NASDAQ, NYSE Euronext, the Over the Counter Bulletin Board, and the OTC Markets Group (formerly known as the Pink Sheets) and any unrealized gain or loss is recognized as an element of comprehensive income or loss based on changes in the fair value of the security as quoted on an exchange or an inter-dealer quotation. Once liquidated, any realized gain or loss on the sale of marketable securities is reflected in our statement of operations for the period in which the securities are liquidated.

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

Foreign Currency Translation

The accompanying consolidated financial statements are presented in United States dollars ("U.S. dollar"). The functional currency of our Chinese subsidiaries is the Renminbi ("RMB"), the official currency of the People's Republic of China ("PRC"). Capital accounts of the consolidated financial statements are translated into U.S. dollars from RMB at their historical exchange rates when the capital transactions occurred.  Assets and liabilities are translated at the exchange rates as of the balance sheet date.  Income and expenditures are translated at the average exchange rates for the three month periods ended December 31, 2015 and 2014, respectively.  A summary of the conversion rates for the periods presented is as follows:

	December 31, 2015	September 30, 2015	December 31, 2014
Period end RMB: U.S. dollar exchange rate	6.4907	6.3538	6.1385
Average fiscal-year-to-date RMB: U.S. dollar exchange rate	6.3841	6.1543	6.1356

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
DECEMBER 31, 2015

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

NOTE 2  - LOSS PER SHARE

Under the provisions of ASC 260, "Earnings Per Share - basic loss per common share is computed by dividing net loss attributable to common shareholders by the weighted average number of shares of common stock outstanding for the periods presented. Diluted income (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the income of the company, subject to anti-dilution limitations.

The following table presents the computation of basic and diluted loss per share for the three months ended December 31, 2015 and 2014:

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

	For the Three Months Ended December 31, 2015	For the Three Months Ended December 31, 2014
Net loss allocable to common stockholders:
Net loss from continuing operations	$(12,477,121)	$(445,791)
Net loss from discontinued operations	-	(19,033)
Net loss allocable to common stockholders	(12,477,121)	(464,824)
Less: preferred stock dividends	20,130	20,130
Net loss allocable to common stockholders less preferred stock dividends	$(12,497,251)	$(484,954)

Basic weighted average common shares outstanding	229,781,930	62,309,431
Dilutive weighted-average common shares outstanding	229,781,930	62,309,431

Net loss per common share - basic:
Net loss from continuing operations	$(0.05)	$(0.01)
Net loss from discontinued operations	-	(0.00)
Net loss per common share - basic	$(0.05)	$(0.01)
Net loss per common share - diluted:
Net loss from continuing operations	$(0.05)	$(0.01)
Net loss from discontinued operations	-	(0.00)
Net loss per common share - diluted	$(0.05)	$(0.01)

Common stock equivalents are not included in the denominator in periods when anti-dilutive. We excluded 9,000,000 shares of our common stock issuable upon exercise of options, 777,778 shares of our common stock issuable upon exercise of warrants, 2,486,060,274 shares issuable upon conversion of series A preferred stock and accrued but unpaid dividend, and 302,965,082 shares of common stock issuable upon conversion of convertible debt for the three months ended December 31, 2015 as their effect was anti-dilutive. The Company currently does not have sufficient number of common stock authorized to satisfy the full conversions of existing stock options, warrants, series A preferred stock and convertible debt. We excluded 9,000,400 shares of our common stock issuable upon exercise of options, 777,778 shares of our common stock issuable upon exercise of warrants and 44,580,565 shares issuable upon conversion of series A preferred stock and 24,588,614 shares of common stock issuable upon conversion of convertible debt for the three months ended December 31, 2014 as their effect was anti-dilutive.

NOTE 3 - MARKETABLE SECURITIES AVAILABLE-FOR-SALE

Marketable securities available-for-sale and marketable securities available-for-sale-related party as of December 31, 2015 and September 30, 2015 consisted of the following financial instruments:

Company	December 31, 2015	% of Total	September 30, 2015	% of Total
China Logistics Group, Inc.	$2,450	33%	$2,800	12%
Dragon Capital Group, Corp.	5,000	67%	20,000	88%
Marketable securities available-for-sale	$7,450	100%	$47,352	100%

        All the securities were received from our clients as consulting fees. During the three months ended December 31, 2015 and 2014, we collected marketable securities originated from deferred revenues in the amount of $40,000 and $0, respectively. We categorize the securities as investments in marketable securities available-for-sale or investments in marketable securities available-for-sale-related party. These securities are quoted either on an exchange or on the over the counter market system. Some of the securities are restricted and cannot be readily sold by us absent a registration of those securities under the Securities Act of 1933 (the "Securities Act" or the availability of an exemption from the registration requirements under the Securities Act. Our policy is to liquidate the securities on a regular basis. As these securities are often restricted, we are unable to liquidate them until the restriction is removed. Unrealized gains or losses on marketable securities available-for-sale and on marketable securities available-for-sale-related party are recognized on a periodic basis as an element of comprehensive income based on changes in the fair value of the security. Once liquidated, realized gains or losses on the sale of marketable securities available-for-sale and marketable securities available-for-sale-related party are reflected in our net income for the period in which the security was liquidated.

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

The marketable securities available-for-sale-related party totaled $5,000 and $20,000 at December 31, 2015 and September 30, 2015, respectively, and are comprised solely of the securities of Dragon Capital Group, Corp. ("Dragon Capital").  Mr. Lisheng (Lawrence) Wang, the CEO and Chairman of the Board of Dragon Capital, is the brother of James (Yuejian) Wang, the CEO of the Company. These securities were issued by Dragon Capital as compensation for consulting services. Dragon Capital is a non-reporting company whose securities are quoted on the OTC Pink Tier of the OTC Markets Group.  As such, under Federal securities laws, securities of Dragon Capital generally cannot be resold by us in absence of a registration of those securities under the Securities Act or unless there exists an available exemption from such registration.

Our marketable securities available-for-sale are carried at fair value. Under the guidance of ASC320, "Investments", we periodically evaluate our marketable securities to determine whether a decline in their value is other than temporary. Management utilizes criteria such as the magnitude and duration of the decline, in addition to the reasons underlying the decline, to determine whether the loss in value is other than temporary. The term "other-than-temporary" is not intended to indicate that the decline is permanent.  It indicates that the prospects for a near term recovery of value are not necessarily favorable, or that there is a lack of evidence to support fair values equal to, or greater than, the carrying value of the investment. Once a decline in value is determined to be other than temporary, the value of the security is reduced and a corresponding impairment charge to earnings is recognized.  In this assessment for various securities at December 31, 2015 and September 30, 2015, the guidance in ASC 320, "the Investment-Debt and Equity Securities", is carefully followed.  In accordance with ASC 320-10-35-33, when an entity has decided to sell an impaired available-for-sale security and the entity does not expect the fair value of the security to fully recover before the expected time of sale, the security shall be deemed other-than-temporarily impaired in the period in which the decision to sell is made. However, an entity shall recognize an impairment loss when the impairment is deemed other than temporary impairment even if a decision to sell has not been made.

For the three months ended December 31, 2015 and 2014, we had no loss related to other than temporary impairment.

Marketable securities available-for-sale and marketable securities available-for-sale-related party are either valued at the date received or at the date when services are rendered. The table below provides a summary of the changes in the fair of marketable securities for three months ended December 31, 2015 and 2014:

		For the Three Months Ended December 31, 2015
	September 30, 2015	Fair value received/sold	Cost basis adjustment for other than temporary impairment	Unrealized gain (loss)	December 31, 2015
Investment in marketable securities available-for-sale	$2,800	$-	$-	$(350)	$2,450
Investment in marketable securities available-for-sale-related party	20,000	(45,000)	-	30,000	5,000
Total investment in securities available-for-sale	$22,800	$(45,000)	$-	$29,650	$7,450

		For the Three Months Ended December 31, 2014
	September 30, 2014	Fair value received/sold	Cost basis adjustment for other than temporary impairment	Unrealized loss	December 31, 2014

Investment in marketable securities available-for-sale	$7,352	$-	$-	$2,800	$4,552
Investment in marketable securities available-for-sale-related party	40,000	-	-	25,000	15,000
Total investment in securities available-for-sale	$47,352	$-	$-	$27,800	$19,552

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

NOTE 4 - ACCOUNTS RECEIVABLE AND ACCOUNTS RECEIVABLE - RELATED PARTY

Accounts receivables generally include trade receivables and receivables of marketable securities available-for-sale. These receivables are carried at fair market value. The changes in the fair market value of the marketable securities underlying the receivables are reflected in earnings for each period. We have receivable of 9,000,000 shares of common stock due from China Logistic, Inc (OTC: CHLO) on December 31, 2015 and September 30, 2015, respectively, the fair value of available-for-sale securities receivable was $6,300 and $7,200. We have $1,374 related party receivable of 13,744,625 shares of common stock due from Dragon Capital (Pink Sheet: DRGV) as of December 31, 2015. We have no related party receivable as of September 30, 2015. On December 31, 2015 and September 30, 2015, we also had $0 and $9,443 of trade receivables related to the consulting service provided which were not in the form of marketable securities available-for-sale.

NOTE 5 - LOANS AND CONVERTIBLE NOTES PAYABLE, NET

Loans and convertible notes payable, net at December 31, 2015 and September 30, 2015 consisted of the following:

Description	December 31, 2015	September 30, 2015
Current portion
China Direct Investments loan from Draco Resources, Inc. Due on March 18, 2015 with 2% annual interest rate. The loan is unsecured and currently in default.	$200,000	$200,000
CDII loan from TCA Global Credit Master Fund, LP. Due on October 15, 2016 with 18% annual effective interest rate including 10% annual interest rate per the loan agreement and 8% other fees and charges. The loan is secured by pledge of assets of CDII. (1)	910,787	643,000
China Direct Investments loan from Kong Tung, a Chinese citizen. Originally due on January 7, 2015 and extended to December 31, 2015. 2% interest rate per month. Currently in default. Secured by pledge of assets of CDII. (2) Also see Note 6 for derivative liabilities.	308,500	600,000
China Direct Investments loan from Yewen Xi, a Chinese citizen. $500,000 was due on December 31, 2015 and extended to September 30, 2016, and $200,000 is due on May 31, 2016. 12% annual interest rate. For the $500,000 and $200,000, Yewen Xi has the right to convert the outstanding principal amount and interest into common stock of CDII on and after January 1, 2016 and June 1, 2016, respectively. Conversion Price is equal to 75% of the average closing price of CDII common stock for five consecutive days prior to the conversion. Secured by pledge of assets of CDII. See Note 12 for more discussion of conversion.
	700,000	700,000
CDII loan from Money Works Direct in the principal amounts of $100,000 and $50,000, monthly interest rates at 3.99% and 4.44%, due on April 30, 2016 and June 30, 2016, respectively. Secured by pledge of assets of CDII. China Direct Investments make cash repayment of $740 and $259, respectively, for the two loans per business day.	67,898	72,470
CDII loan from an institutional investor with a term of one year, due on October 22, 2016, convertible after 180 days and issued with $2,000 original issue discount ("OID"). Net of debt discount of $1,611 as of December 31, 2015. 8% annual interest rate and Conversion Price is equal to 60% of lowest trading price of CDII common stock in the 20 consecutive days prior to the conversion. Secured by pledge of assets of CDII. (3)	23,389	-
CDII loan from multiple institutional investors with a term of one year, convertible immediately and issued with OID of $28,000. Net of debt discount of $167,093 as of December 31, 2015, including debt discount related OID of $27,582 and debt discount due to conversion feature of $139,511. 8% - 12% annual interest rate and Conversion Price is equal to 55% - 60% of lowest trading price of CDII common stock for certain consecutive days prior to the conversion. Secured by pledge of assets of CDII. (3) Also see Note 6 for derivative liabilities.	17,907	-
Loans and convertible notes payable, short-term, net	2,228,481	2,215,470
Non-current portion
CDII loan from an institutional investor with a term of two years, due on October 12, 2017, net of debt discount of $24,776, convertible immediately. 12% annual interest rate and Conversion Price is equal to 60% of lowest trading price of CDII common stock in the 25 consecutive days prior to the conversion. Secured by pledge of assets of CDII. (3) Also see Note 6 for derivative liabilities.	3,002	-
Loans and convertible notes payable, long-term, net	$3,002	$-

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

(1)             On July 30, 2014, the Company closed a senior secured revolving credit facility agreement (the "Credit Agreement") with TCA Global Credit Master Fund, LP ("TCA"), a Cayman Islands limited partnership. Pursuant to the Credit Agreement, TCA agreed to loan the Company up to a maximum of $5 million for working capital purposes. The initial credit line is $2,000,000 subject to funding in the discretion of TCA. In connection with the closing, an initial take down of $650,000 was funded by TCA. Any increase in the amount of the credit line from the initial amount up to the maximum amount is at the discretion of TCA. On July 31, 2014, the Company issued 3,154,115 restricted shares of our common stock valued at about $0.06 per share to TCA for a total of $175,000 for advisory services provided. Based on the Credit Agreement, upon an event of default, the lender may convert all or any portion of the outstanding principal and accrued interest payables into shares of the Company's common stock equal to the 85% of the average of the lowest daily volume weighted average price ("VWAP") of the five business days prior to the conversion day. On December 12, 2014, TCA claimed this loan was in default due to the Company's failure to provide timely monthly reporting. The Company recorded derivative liabilities and debt discount of $361,452 on December 12, 2014. Since the loan was in default, the full amount of $361,452 debt discount was charged to interest expense on the same day. On April 28, 2015, TCA filed a complaint/petition against the Company and James (Yuejian) Wang for the breach of the Credit Agreement. On October 15, 2015, the Company and TCA entered into a settlement agreement pursuant to which both parties agreed that the outstanding obligations the Company owed to TCA should be $1,036,032 as of October 8, 2015, including $643,000 for the principal, $122,133 for accrued and unpaid interest and other fees and charges and $270,899 for the advisory fees. The total obligation of $1,036,032 was split into two separate and distinct replacement notes for the balance of $50,000 and $986,032. According to the terms agreed upon in the settlement agreement, the Company should make monthly payments to TCA in the amount of $40,000 commencing on November 30, 2015 by means of ACH transfer or by payment made to TCA through a third party until the complete repayment of all payables due to TCA. The Company is making the timely payments through the assignments of notes to other two institutional investors in the totaling of $150,000 as of December 31, 2015, which included the following two notes:

(A) On October 26, 2015, the Company entered into a master exchange agreement with an institutional investor. Pursuant to the exchange agreement, the institutional investor shall exchange, at its option, $50,000 principal amount of convertible notes of the Company plus any accrued interest for shares of the Company's common stock at $0.0001 par value per share at an exchange price of 57% of the lowest trading price of the Company's common stock during the five consecutive trading day period preceding the exchange date. From November 4, 2015 to December 4, 2015, the institutional investor converted $51,846, including $50,000 of principal and $1,846 of interest, into a total of 55,989,891 shares of the Company's common stock at the average conversion price of $0.0009.

(B) On December 9, 2015, the Company entered into a note purchase agreement with an institutional investor to sell $100,000 of TCA's note. The note is convertible at a price of 55% of the lowest trading price of the Company's common stock during ten consecutive business days prior to the conversion date. From December 10, 2015 to December 22, 2015, the institutional investor converted $99,990 of the note into a total of 82,688,447 shares of the Company's common stock at the average conversion price of $0.0012.

The balance of total obligation to TCA was $910,787, including the principal of $886,032 and accrued interest added to principal of $24,755, as of December 31, 2015. The Company has accrued principal, unpaid interest and other fees and charges of $763,257, advisory fees of $270,900, and other legal expenses of $40,342 as of September 30, 2015. TCA, upon execution of the settlement agreement, agreed to have its counsel to file a Conditional Joint Stipulation of Dismissal Without Prejudice with respect to the Pending Litigation the parties involved. Consequently, the case was settled and dismissed pursuant to the Stipulation of Settlement entered into between the parties. The Court reserved jurisdiction for enforcement of the settlement terms. Also see Note 6 for derivative liabilities and Note 12 for discussion related to subsequent TCA replacement note issuance and assignment.

(2)             On April 7, 2014, China Direct Investments borrowed $600,000 from Kong Tung, who was the former Director of the Company and resigned his position as a Director of the Company on March 26, 2015. On January 7, 2015, the Company and Kong Tung entered into an amendment to promissory note, where the maturity date of the note is extended to December 31, 2015 and a conversion option is added. Pursuant to the amendment to promissory note, after the maturity date of the note, the note holder shall have the right, at any time and from time to time, to convert the outstanding principal amount and accrued interest into CDII's common stocks. The conversion price shall be equal to 85% of the closing price CDII common stock on the date of conversion. On October 14, 2015, the Company entered into a note purchase agreement with an institutional investor to sell $600,000 of Kong Tung's note together with accrued interest of $214,000 depending on the funding of the investor. Pursuant to the purchase agreement, the Company shall repay the institutional investor the principal of $600,000 with interest at the rate of 8% per year starting from October 14, 2015, and the institutional investor has the option to convert all or portion of the unpaid principal balance, together with any accrued interest and any fees or charges, into the Company's common stocks at a 40% discount to the lowest closing price of the common stock during the 10 trading day period preceding the conversion date. From October 20, 2015 to December 11, 2015, the institutional investor purchased $241,500 of the note and converted a total of 220,000,000 shares of the Company's common stock at the average conversion price of $0.0011. On October 15, 2015, Kong Tung and an institutional investor entered into a note purchase agreement. Pursuant to the agreement, $50,000 out of the $600,000 Kong Tung's convertible note was sold to the institutional investor. The note bears an interest rate of 12% with a maturity date of October 15, 2016. The conversion price of the note is 55% of the lowest trading price of the Company's common stock during the 10 consecutive trading days prior to the conversion date. The institutional investor converted all the principal of $50,000 and accrued interest of $6,000 of the note into a total of 40,652,958 shares of the Company's common stock at the average conversion price of $0.0014. Also see Note 12 for more discussion.

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

(3)           On October 13, 2015, the Company issued a convertible promissory note to an institutional investor and the principal is up to $150,000 with a 10% original discount. The consideration to be received is up to $135,000 with $25,000 payable at closing of the note and up to $110,000 upon mutual agreement. The conversion price is 60% of the lowest trade price in the 25 trading days previous to the conversion date. The Company has the option to pre-pay the loan within 90 days with no interest. After 90 days, the note will bear a 12% one-time interest charge. This note becomes due and payable on October 12, 2017. On October 13, 2015, the Company received a part of this loan of $25,000 in cash after deducting $2,778 of original discount.

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

On October 22, 2015, the Company issued a convertible note to an institutional investor for the principal amount of $25,000 with interest rate of 8% and maturity date of October 22, 2016. The holder of the note is entitled to convert the note into the Company's common stock, after 180 days and cash payment at a price equals to 60% of the lowest trading price for the last 20 trading days prior to conversion. On October 22, 2015, the Company received $23,000 in cash and $2,000 was retained by the institutional investor through an original issue discount for due diligence and legal bills related to this transaction.

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

The interest expense and interest expense - related parties for the loans amounted to $933,629 and $455,694, including amortization of debt discount in the amount of $824,076 and $361,452, for the three months ended December 31, 2015 and September 30, 2014, respectively.

NOTE 6 - DERIVATIVE LIABILITIES

Convertible Notes

As described in Note 5, the Company defaulted on its loan with TCA which triggered the variable conversion option on the loan. In addition, during the three months ended December 31, 2015, the Company issued several convertible notes with variable conversion price. The conversion options embedded in the convertible notes contain no explicit limit to the number of shares to be issued upon agreements and as the result are classified as a liability under ASC 815. The Company accounted for the embedded conversion option in accordance with ASC 815-40, which requires the Company to bifurcate the embedded conversion options as liability at the date the notes become convertible and to record changes in fair value relating to the conversion option liabilities in the statement of operations and comprehensive income as of each subsequent balance sheet date. The debt discounts related to the convertible notes are amortized over the life of the note using the effective interest method. The Company's conversion option liabilities are valued using Black Scholes pricing models. Where possible, the Company verifies the values produced by its pricing models to market prices. Valuation models require a variety of inputs, including contractual terms, market prices, yield curves, credit spreads, measures of volatility and correlations of such inputs. These consolidated financial liabilities do not trade in liquid markets, and as such, model inputs cannot generally be verified and do involve significant management judgment. Such instruments are typically classified within Level 3 of the fair value hierarchy.

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

On October 15, 2015, the Company and TCA entered into a settlement agreement pursuant to which the note was no longer in default. Therefore the note became not convertible as the note is convertible upon default pursuant to the settlement agreement. The fair value of derivative liabilities due to the embedded conversion option was re-measured to be $710,425 on October 15, 2015 and was written off to gain on settlement of convertible note which was included in change in fair value of derivative liabilities. The carrying amounts of the derivative liabilities for the embedded conversion option on the TCA note were $0 and $489,031, respectively, as of December 31, 2015 and September 30, 2015. On October 15, 2015, the total obligation of $1,036,032 was split into two separate and distinct replacement notes for the balance of $50,000 and $986,032. On October 26, 2015, the Company entered into a master exchange agreement with an institutional investor. Pursuant to the exchange agreement, the institutional investor shall exchange, at its option, $50,000 principal amount of convertible notes of the Company plus any accrued interest for shares of the Company's common stock at $0.0001 par value per share at an exchange price of 57% of the lowest trading price of the Company's common stock during the five consecutive trading day period preceding the exchange date. On December 9, 2015, the Company entered into a note purchase agreement with an institutional investor to sell $100,000 of this TCA loan. The note is convertible at a price of 55% of the lowest trading price of the Company's common stock during 10 consecutive business days prior to the conversion date. During three months ended on December 31, 2015, a total of $149,990 of loan from TCA, subsequently assigned to two institutional investors, together with accrued interest and other fees of $1,846, was converted into 138,678,338 shares of the Company's common stock. Derivative liability of $854,916 was initially created due to the loans assigned to two institutional investors containing variable conversion option and the amount of $1,369,488 was re-measured on the date of conversions and written off to additional paid-in capital as a result of the conversion. The remaining principal of TCA note assigned to institutional investors which is convertible amounted to $10 and the fair value of the derivative liabilities related to the embedded conversion option was $24 as of December 31, 2015.

As described in Note 5, during three months ended on December 31, 2015, a total of $291,500 of $600,000 loan from Kong Tung, subsequently assigned to institutional investors, together with accrued interest and other fees of $6,000 was converted into 260,652,958 shares of the Company's common stock. Derivative liability of $867,191 was initially created due to the loans assigned to institutional investors containing variable conversion option and the amount of $2,091,241 was re-measured on the date of the conversions and written off to additional paid-in capital as a result of the conversion. The remaining principal of Kong Tung note amounted to $308,500 and the fair value of the derivative liabilities related to the embedded conversion option was $618,358 as of December 31, 2015.

As described in Note 5, during three months ended on December 31, 2015, the Company issued multiple convertible promissory notes to the multiple institutional investors and the aggregate principal is $212,778. The fair value of derivative liabilities related to the embedded conversion option was initially determined to be $1,809,720 on the date of issuance and subsequently determined to be $662,816 as of December 31, 2015.
The fair value of the instruments was determined by using Black-Scholes option-pricing model based on the following assumptions: dividend yield of 0%, volatility of 166%-1,499%, risk free rate of 0.00%-0.96%, and an expected term of 0.05-2.00 year.

The fair value of the embedded conversion options determined using Black-Scholes option -pricing model as of the dates the notes became convertible was $3,531,827 and $984,778 was recorded as debt discount. The day one loss on derivative liabilities of $2,547,049 was recorded in change in fair value of derivative liabilities. $820,491 of debt discount due to embedded conversion option was amortized into interest expense for the three months ended December 31, 2015.

The total change in fair value of derivative liabilities related to convertible notes described above amounted to expense of $3,268,118 and income of $30,547 for the three months ended December 31, 2015 and 2014, respectively.

Warrants and Convertible Preferred Stock

On September 4, 2015, as compensation for services, the Company granted the consultant, Shaoying Wang, the warrant ("warrant A") to purchase 5,000,000 shares of the Company's common stock. The warrant became exercisable immediately and the exercise price is fixed at $0.023. The warrant was excised and the Company received proceeds of $116,000 on December 10, 2015. The Company considered derivative accounting under ASC 815-15 "Derivatives and Hedging" and determined that the warrant should be classified as liability as the warrant was tainted due to the indeterminate number of shares to be delivered upon settlement of the above convertible notes. The Company's derivative liabilities related to warrant A are valued using Black Scholes pricing models on the following assumptions: dividend yield of 0%, volatility of 167%-234%, risk free rate of 0.49%-0.88%, and an expected term of 2.06-2.33 year.

As of December 31, 2015 and September 30, 2015, the carrying amounts of the derivative liabilities for warrant A were $0 and $98,870, respectively. The net changes in fair value of derivative liabilities of warrant A were income of $98,870 and $0 during the three months ended December 31, 2015 and 2014, respectively.

The Company also issued warrants with exercise price subject to adjustment("warrant B") if the Company, at any time while the warrant is outstanding, shall issue rights, options or warrants to all holders of common stock (and not to the holders) entitling them to subscribe for or purchase shares of common stock at a price per share less than the VWAP on the record date, then, the exercise price shall be multiplied by a fraction, of which the denominator shall be the number of shares of the common stock outstanding on the date of issuance of such rights, options or warrants plus the number of additional shares of common stock offered for subscription or purchase,

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

and of which the numerator shall be the number of shares of the common stock outstanding on the date of issuance of such rights, options or warrants plus the number of shares which the aggregate offering price of the total number of shares so offered would purchase at such VWAP. The price reset provision makes the warrant not indexed to the Company's own stock, and therefore requires the warrant to be treated as derivative liabilities as provided un EITF 07-05.

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

The Company used maximum value method to determine the fair value of derivative liabilities related to warrants B and preferred stock conversion option.

As of December 31, 2015 and September 30, 2015, the carrying amounts of the derivative liabilities for warrant B were $3,344 and $18,744, respectively. As of December 31, 2015 and September 30, 2015, the carrying amounts of the derivative liabilities for preferred stock conversion option were $10,690,059 and $2,603,626, respectively. The net changes in fair value of derivative liabilities of warrant B and preferred stock during the periods were expense of $8,071,033 during the three months ended December 31, 2015 and income of $444,797 during the three months ended December 31, 2014.

Below is the reconciliation of the fair value of the Company's derivative liabilities during the three months ended December 31, 2015:

Beginning balance as of September 30, 2015	$3,210,271
Additions due to debt discount on convertible notes	984,778
Write-off of derivative liabilities due to conversion of convertible notes	(3,460,729)
Change in the fair value of derivative liabilities
(Gain) or loss related to derivative liabilities being marked to market	9,403,657
Write-off of derivative liabilities due to settlement of TCA note	(710,425)
Day one loss related to embedded conversion option	2,547,049
Ending balance as of December 31, 2015	$11,974,601

NOTE 7 - RELATED PARTY TRANSACTIONS

List of Related Parties

We have specified the following persons and entities as related parties with ending balances as of December 31, 2015 and September 30, 2015:

-	Xiaowen Zhuang, a management member of CDI Shanghai Management and brother of James (Yuejian) Wang;
-	James (Yuejian) Wang, the CEO, CFO and sole member of the Board of Directors of the Company;
-	Lawrence Wang, the brother of James (Yuejian) Wang; and
-	Dragon Capital Group, Corp. ("Dragon Capital"), a company organized under the laws of Nevada, USA, the principal owner of Dragon Capital is Lawrence Wang;

As of December 31, 2015, accounts receivables - related party was $1,374, as set forth below:

Accounts Receivables - Related Parties

As of December 31, 2015 and September 30, 2015, accounts receivables - related party were $1,374 and $0, respectively, as follows:

CD International Subsidiary	Related Party	December 31, 2015	September 30, 2015
China Direct Investments	Dragon Capital	$1,374	$-
Total Accounts Receivables - Related Parties		$1,374	$-

As of December 31, 2015, loan payables and other payables - related parties were $769,983 consisting of loan payables - related parties of $396,182 and other payables - related parties of $373,801 as set forth below:

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

Loan Payables - Related Parties

At December 31, 2015 and September 30, 2015, loan payables - related party was for working capital purposes, which were $396,182 and $388,082, respectively, as follows:

CD International Subsidiary	Related Party	December 31, 2015	September 30, 2015
China Direct Investments	James (Yuejian) Wang	$396,182	$388,082
Total Loan Payables-Related Parties		$396,182	$388,082

From time to time, China Direct Investments borrowed funds from James (Yuejian) Wang. At December 31, 2015 and September 30, 2015, CDII owed James Wang a total of $396,182 and $388,082, including aggregate principal loan amount of $300,000 and accrued interest of $96,182 and $88,082, respectively. The loans bear interest at 12% per annum with principal of $300,000 originally due on September 30, 2014. On September 12, 2014, James (Yuejian) Wang entered into Addendum I to the note agreement and agreed that the Company shall have the option to pay back to the lender the principal amount and all accrued interest upon maturity date in form of the Company's common stock valued at $0.05 per share. The Company did not elect to pay off the loan in common stock. On December 22, 2015, both parties entered into Addendum II to the note agreement and the maturity date was extended to September 30, 2016 with the same terms and conditions of the original note.

Other Payables - Related Parties

At December 31, 2015 and September 30, 2015, other payables - related party for working capital purposes were $373,801 and $381,354, respectively, as follows:

CD International Subsidiary	Related Party	December 31, 2015	September 30, 2015
China Direct Investments	James (Yuejian) Wang	$306,936	$331,935
CDI Shanghai Management	Xiaowen Zhuang	60,702	43,124
CDI Shanghai Management	Dragon Capital	6,163	6,295
Total Other Payable-Related Parties		$373,801	$381,354

Revenue - Related Party

The Company provided consulting service to one of its related companies, Dragon Capital. The consulting revenues of $23,874 and $3,750 were recognized for the three month ended December 31, 2015 and 2014, respectively.

NOTE 8 - CAPITAL STOCK

Preferred Stock and Related Dividends

We have 10,000,000 shares of preferred stock, par value $.0001, authorized. As of December 31, 2015 and September 30, 2015, there were 1,006 shares of series A convertible preferred stock outstanding. The series A preferred stock has a stated value per share of $1,000, carries an 8% per annum dividend rate payable quarterly in arrears on January 1, April 1, July 1 and October 1 (each a "dividend date").  The dividends can be paid in cash or shares of our common stock, at our option, subject to certain provisions, on each dividend date. The holders are entitled to convert any whole number of preferred shares, plus the amount of any accrued but unpaid dividends per preferred share then remaining into the Company's common stock at the conversion rate which equals to the quotient of (i) the sum of the stated value and additional amount divided by (ii) the conversion price which was initially $7.00. The additional amount is calculated using a formula to represent the accrued but unpaid dividend. The terms of the Series A preferred stock provide that if we sell common stock at a price per share less than the then conversion price of the preferred stock, then we are required to reduce the conversion price of the series A convertible preferred stock to the lower price of the subsequent sale. Since we have issued securities at prices lower than the exercise price of the $7.00 per share conversion price of the series A preferred stock, we reduced the exercise price of those outstanding securities. At December 31, 2015, the conversion price of the series A preferred is adjusted to $0.00066. The conversion price of the preferred stock is subject to adjustment, and therefore requires the conversion feature to be treated as derivative liabilities as provided under EITF 07-05. See Note 6 for discussion on derivative liabilities.

The dividends calculated at $20,130 per quarter are payable in cash or shares of our common stock at our option subject to certain provisions. If paid in shares of common stock, the stock shall be valued at the lower of the conversion price or the average of the weighted average price of the 10 consecutive trading days immediately preceding the dividend date. During the three months ended December 31, 2015 and 2014, we did not pay off dividends in cash or our common stock on our series A convertible preferred stock. As of December 31, 2015 and September 30, 2015, accrued dividend payable is $168,879 and $148,749, respectively.

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

Common Stock

We have 1,000,000,000 shares of common stock, par value $.0001, authorized. At December 31, 2015, there were 508,044,370 shares of common stock issued and outstanding and there were 100,213,074shares of common stock issued and outstanding at September 30, 2015.

During the three months ended December 31, 2015, the Company issued a total of 407,831,296 share of our common stock comprised of: 3,500,000 shares of our common stock to consultants for services, valued at $50,100; 399,332,296 shares of common stocks for the convertible notes on Note 5, valued at $449,336 and derivative liabilities written off into additional paid-in capital due to debt conversions of $3,460,729. The Company also issued 5,000,000 shares in connection with the exercise of 5,000,000 stock options for consideration in the total of $116,000 of common stock, and the Company received the proceeds of the exercise of options in the amount of $116,000 on December 11, 2015.

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

The Company issued 3,000,000 share of common stock, value at $50,100, to Xiaowen Zhuang on September 3, 2015 pursuant to the exercise of the options. The Company received the proceeds of the exercise of options in the amount of $50,100 on December 11, 2015. As a result, the Company recorded $0 and $50,100 subscription receivable as an asset on the consolidated balance sheets as of December 31, 2015 and September 30, 2015, respectively.

On September 4, 2015, as compensation for services, the Company granted the consultant, Shaoying Wang, the warrant ("warrant A") to purchase 5,000,000 shares of the Company's common stock. The warrant became exercisable immediately and the exercise price is fixed at $0.023. The warrant was excised and the Company received proceeds of $116,000 on December 10, 2015. Also see Note 6.

The Company recognized a total of $10,043 and $24,267 stock option expenses for three month ended December 31, 2015 and 2014, respectively. The value of option was calculated using Black Scholes Option Pricing Model based upon the following assumptions: dividend yield of 0%, volatility of 120% - 176%, risk free rate of 0.36% - 1.20%, and an expected term of 1.17 to 4.5 years.

The following table sets forth our stock option activities during the three months ended December 31, 2015:

Description	Shares underlying options	Weighted average exercise price
Balance at September 30, 2015	9,000,000	$0.05
Outstanding and exercisable at September 30, 2015	6,000,000	$0.05
Balance at December 31, 2015	9,000,000	$0.05
Outstanding and Exercisable at December 31, 2015	6,000,000	$0.05

As of December 31, 2015 and September 30, 2015, we had 9,000,000 and 9,000,000 shares underlying options outstanding and exercisable, respectively.

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

The remaining contractual life and exercise price of options outstanding and exercisable at December 31, 2015 are as follows:

Number of options outstanding and exercisable	Exercise price	Remaining contractual life (Years)
3,000,000	$0.050	1.75
3,000,000	0.050	2.75
6,000,000	$0.050	2.25

Common Stock Purchase Warrants

On September 4, 2015, 5,000,000 warrants with an exercise price of $0.023, expiring on December 31, 2017, were issued to a consultant for services provided. The Company received the proceeds in the amount of $116,000 on December 11, 2015. Also see Note 6.

A summary of the status of our outstanding common stock purchase warrants granted as of December 31, 2015 and changes during the period is as follows:

	Shares underlying warrants	Weighted average exercise price
Outstanding and exercisable at September 30, 2015	5,777,778	$0.29
Excised	(5,000,000)	0.023
Outstanding and exercisable at December 31, 2015	777,778	$2.00

The following information applies to all warrants outstanding and exercisable at December 31, 2015.

Number of Warrants outstanding and exercisable	Exercise Price	Remaining contractual life (Years)
777,778	$2.00	1.58
777,778	$2.00	1.58

NOTE 9 - SEGMENT INFORMATION

For the three months ended December 31, 2015 and 2014, the Company operated in two reportable business segments - (1) Mineral Trading segment, where we sell and distribute of a variety of products, including iron ore products, non-ferrous metals, recycled materials, and industrial commodities, and (2) Consulting segment where we provide business and financial consulting services to U.S. public companies that operate primarily in China. The Company's reportable segments are strategic business units that offer different products. They are managed separately based on the fundamental differences in their operations.  Information with respect to these reportable business segments for the three months ended December 31, 2015 and 2014 are as follows:

Revenues:	For the Three Months Ended December 31, 2015	For the Three Months Ended December 31, 2014
Mineral Trading	$-	$-
Consulting	34,215	114,941
Total revenue:	$34,215	$114,941

Depreciation:
Mineral Trading	$-	$-
Consulting	5,755	5,009
Total depreciation:	$5,755	$5,009

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

Interest expenses and interest expenses - relate parties:
Mineral Trading	$-	$-
Consulting	933,629	455,694
Total interest expenses and interest expenses - relate parties:	$933,629	$455,694

Net loss from continuing operations:	2015	2014
Mineral Trading	$-	$13,268
Consulting	12,477,121	432,523
Total net loss from continuing operations:	$12,477,121	$445,791

Total tangible assets by segment as of December 31, 2015 and September 30, 2015 are as follows:

	December 31, 2015	September 30, 2015
Mineral Trading	$-	$-
Consulting	56,159	63,088
Total tangible assets	$56,159	$63,088

NOTE 10 - DISCONTINUED OPERATIONS

Subsidiaries Disposed

In April 2015, the Company sold its entire 95% equity interest in CDI Jingkun Zinc and 100% equity interest in CDI Metal to Xiaowen Zhuang, a management member and the brother of James (Yuejian) Wang, the CEO of the Company. The Company also sold its 100% equity interest in CDI Jixiang Metal to Dragon Capital, a related party company. As a result, results of operations, financial position and cash flows associated with CDI Jingkun Zinc, CDI Metal and CDI Jixiang Metal are reported as discontinued operations for all periods presented. During the fourth quarter of fiscal year 2015, the Company also disposed CDII Chile and the Chilean government has granted us approval to officially close down the business on July 31, 2015. As a result, results of operations, financial position and cash flows associated with CDI Chile are reported as discontinued operations for all periods presented.

Summarized Financial Information for Discontinued Operations

The following table presents the results of discontinued operations for the three months ended December 31, 2015 and 2014:

	For the Three Months Ended December 31,
	2015	2014

Revenues	$-	$-
Cost of revenues	-	-
Loss before income taxes	-	(19,033)
Income tax expense	-	-

Loss from discontinued operations, net of taxes	-	(19,033)
Gain from disposal, net of taxes	-	-
Total Loss from discontinued operations, net of taxes	$-	$(19,033)

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

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

In addition, Plaintiff contended that the "Non-Director Defendants" - including the Company and its subsidiaries, China Direct Investments and Capital Resource Management - aided and abetted those breaches and conspired with the Director Defendants to commit those breaches. The Plaintiff also contended that all defendants were unjustly enriched and were liable for attorney's fees. China Direct Investments and Capital Resource Management are alleged to have acted as consultants who were the "principal moving force" behind the challenged transaction, for which consulting services each is alleged to have received shares of Linkwell common stock.

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

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

NOTE 12 - SUBSEQUENT EVENTS

        On January 15, 2016, the Company issued 10,000,000 shares of common stock under the Company's S-8 registration to a consultant for the exercise of the warrants with an exercise price of $0.0032 granted to him pursuant to the January 14, 2016 amendment to the consulting agreement dated September 4, 2015. The Company received $32,000 from the consultant for exercising the options.

On January 22, 2016, the Company entered into a note purchase agreement with an institutional investor to sell $100,000 of TCA's note. This note provides conversion features equal to 55% of the lowest trading price of the Company's common stock during the 10 consecutive trading days prior to the date of conversion. On January 25, 2016, the institutional investor converted $30,000 into 21,818,182 shares of the Company's common stock at the conversion price of $0.001375 per share. On January 28, 2016, the institutional investor converted $44,000 into 32,000,000 shares of the Company's common stock at the conversion price of $0.001375 per share. On February 10, 2016, the institutional investor converted $26,000 into 15,757,576 shares of the Company's common stock at the conversion price of $0.00165 per share.

On January 22, 2016, the Company borrowed a loan from Money Works Direct in the amount of $120,000, bearing interest at the rate of approximately 4.7% per month, and repaid off the total balance of previous loan of $100,000 and its accrued interests due to Money Works Direct. Pursuant to the loan agreement, the Company is required to pay off a total of $168,000 with a daily amount of $891, due on October 13, 2016. The loan is secured by all the assets of CDII.

On January 25, 2016, the Company issued a convertible promissory note for the amount of $35,000 to an institutional investor, at a 12% annual interest rate. This note becomes due and payable on January 25, 2017. This note provides conversion features equal to 55% of the lowest trading price of the Company's common stock during the 10 consecutive trading days prior to the date of conversion. On January 29, 2016, the Company received $27,000 in cash and $8,000 was retained by the institutional investor through OID.

On January 29, 2016, a note holder converted $169,500 from the portion of the $500,000 note into 50,000,000 shares of the Company's common stock, at the conversion price of $0.00339 per share.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

The following discussion and analysis of our consolidated financial condition and results of operations for the three months ended December 31, 2015 and 2014 should be read in conjunction with the consolidated financial statements and other information presented in our Annual Report on Form 10-K for the year ended September 30, 2015 as filed with the Securities and Exchange Commission on January 22, 2016 and with the consolidated financial statements and other information presented in this Quarterly Report on Form 10-Q.

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

OUR OUTLOOK

A significant portion of our business and operations are in China and, accordingly, its national economy plays a significant role in our results of operations. China's economy grew by 6.9% in 2015 while China's economy expanded by 7.4% in 2014. Furthermore, China's central bank has cut interest rates five times since November 2014, and has taken other steps to free banks to lend more. The Chinese government has pledged to spend hundreds of billions of dollars in 2015 and 2016 on new infrastructure projects, including rail lines and water treatment plants to help lift growth.

According to Ministry of Commerce of China, in 2015, China's import and export totaled $3,957 billion with a year-on-year decrease of 8.0%. China's export was $2,275 billion, and its import was $1,862 billion, down by 2.9% and 14.2% respectively, with trade surplus of $593.00 billion. In December 2015, China's import and export totaled $387.98 billion with a year-on-year decrease of 4.2%. China's export was $223.68 billion, down by 1.6%, and its import was $164.29 billion, down by 7.4%, with trade surplus of $59.39 billion. In 2014, China's import and export totaled $4,328 billion, with a year-on-year growth of 2.3%.  China's export was $2,359 billion, up by 4.9% and its import was $2,974 billion, decreased by 0.9%, with trade surplus of $385 billion. In December 2014, China's import and export totaled US$ 405.41 billion, up by 4% year on year. Export was US$ 227.51 billion, up by 9.7%, and import was US$ 177.9 billion, down by 2.4%, with trade surplus of US$ 49.61 billion, up by 96.7% year-on-year.

The overall economic environment, particularly in China, showed no improvement, and our Mineral Trading segment continued to struggle with lower customer demand due to tightened credit conditions in China impacting customer financing needs to purchase our products in 2015 and 2016. We still face a number of challenges in continuing the growth of our business, which is primarily tied to the overall health of the global economy.

Information On Trends Impacting Our Reporting Segments Follows:

Mineral Trading Segment.

As the Chinese economy continues to grow in the next decades, we believe demand for minerals will continue to be strong.  In the past fiscal year, the declined price of iron ore, zinc, copper and lead has materially impacted our trading business. According to Chinese customs data, monthly imports of iron ore reached 96.27 million tons in December 2015, blowing away the previous monthly record high of 86.83 million tons set in January 2014. The enormous increase coincided with signs of continued inventory restocking at Chinese ports. As a result of the strong lift in December, total iron ore imports in 2015 soared to 953.36 million tons, also a record high.

As we look for a bounce of basic mineral prices in 2016, we believe our trading activities will pick up. We have been working on several major contracts. Upon a successful execution of purchase contracts, we believe we will be able to transform our company into a new level. Under our new mineral trading model, we believe we can create a profit center while we limit exposure of our capital to market risk. We actively pursue new suppliers for our clients in China in both South and North America. As we move forward, we believe we are well positioned to take advantage of increasingly demand of iron ore and minerals by China in years to come.

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

GOING CONCERN

Our financial statements have been prepared assuming we will continue as a going concern. The report of our independent registered accounting firm on our financial statements for the year ended September 30, 2015 contained a qualification as to our ability to continue as a going concern. For the three months ended December 31, 2015, we reported a net loss of approximately $12.5 million and at December 31, 2015 we had a working capital deficit of $17.3 million. For the three months ended December 31, 2015 our revenues declined by approximately 70% from the comparable period during the three months ended December 31, 2014. In addition, we have a significant amount of short term loans and convertible notes payable, totaling $2.2 million from unrelated parties, which requires the Company to secure additional funds given the Company's current cash position. These, among other issues, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of these uncertainties.

RESULTS OF OPERATIONS

For the three months ended December 31, 2015 and 2014, subsidiaries included in continuing operations consisted of the following:

-                   CDI China, Inc
-                   International Magnesium Group, Inc.
-                   CDII Minerals, Inc.
-                   CDII Minerals de Peru SAC
-                   Empresa Minera CDII de Bolivia S.A.
-                   China Direct Investments, Inc.
-                   CDI Shanghai Management Co., Ltd.
-                   Capital Resource Management Co., Ltd.

Summary of Selected Consolidated Financial Information

	For the Three Months Ended December 31,
	2015		2014
	Amount	% of Revenues	Amount	% of Revenues	% Increase (Decrease)
Mineral Trading	$-	-	$-	-	-
Consulting segment	34,215	100%	114,941	100%	(70%)
Consolidated Revenues	$34,215	100%	$114,941	100%	(70%)
Cost of revenues	8,628	25%	35	-	(24,551%)
Gross profit	25,587	75%	114,906	100%	(78%)
Total operating expenses	397,130	1,161%	638,057	555%	(38%)
Net loss from continuing operations	$12,477,121	36,467%	$445,791	388%	2,699%

Analysis of Operating Results by Segment

A summary of our comparative operating results by segment for the three months ended December 31, 2015 and 2014 is as follows:

Mineral Trading Segment	For the Three Months Ended December 31,		Increase (Decrease)
	2015	2014
Total revenues	$-	$-	$-
Cost of revenues	-	-	-
Gross profit	-	-	-
Total operating expenses	-	12,952	(12,952)
Operating loss	$-	$12,952	(12,952)

Consulting Segment	For the Three Months Ended December 31,		Increase (Decrease)
	2015	2014
Total revenues	$34,215	$114,941	$(80,726)
Cost of revenues	8,628	35	8,593
Gross profit	25,587	114,906	(89,319)
Total operating expenses	397,130	625,105	(227,975)
Operating loss	$371,543	$510,199	$(138,656)

Revenues

Revenues in the three month ended December 31, 215 decreased by 70%, as compared to the three month ended December 31, 2014, primarily due to the decreased revenue generated from our Consulting segment and we do not have revenue generated in our Mineral Trading segment.

Our Consulting segment revenues primarily consist of consulting and advisory service fees we received from certain publicly traded U.S. companies with their primary business operations located in the PRC. We receive a fixed number of shares of their marketable securities or fees from those client companies, including both recurring and one-time transaction fees for services provided to clients. Consulting segment revenues vary from period to period depending upon the timing, nature and scope of services we provide to a particular client and performance of our client companies' stock price. Our Consulting segment generated approximately $34,000 in revenues during the three months ended December 31, 2015, as compared to $115,000 during the three months ended December 31, 2014, primarily due to the declining value of our client companies' stock, coupled with a reduction in scope of consulting and transactional services provided to the new clients during the three months ended December 31, 2015.

Gross Profit

Our consolidated gross profit in the three months ended December 31, 2015 decreased by approximately $89,000 as compared to the three months ended December 31, 2014. Our consolidated gross profit margin decreased to 75% in the three months ended December 31, 2015, as compared to gross profit of 100% during the three months ended December 31, 2014. The decrease in gross profit was primarily due to decrease in gross profit within our Consulting segment due to increased cost of revenue.

Gross profit in our Consulting segment for the three months ended December 31, 2015 was approximately $26,000 with a margin of 75%, as compared to a gross profit of $115,000 with a margin of 100% for the three months ended December 31, 2014. The decrease in gross profit was to the result of lower revenue and lower gross profit margin due to the costs of consulting service fees for our clients are increased.

Total Operating Expenses

Total operating expenses, net of other operating income, decreased by approximately $241,000, or 38%, in the three months ended December 31, 2015, as compared to the three months ended December 31, 2014. The decrease was primarily due to a lower operational expense in both our Mineral Trading segment and Consulting segments in the three months ended December 31, 2015, as compared to the three months ended December 31, 2014.

General and administrative expenses in our Consulting segment for the three months ended December 31, 2015 decreased by approximately $228,000, or 36% as compared to the three months ended December 31, 2014, primarily due to the expiration of our employment contract with several employees who served our client base for both our U.S. headquarters and China-based operations. As compared with the three months ended December 31, 2015 to the three months ended December 31, 2014, we had a decrease of approximately $37,000 in employee payroll, a decrease of $215,000 in consulting service fee, a decrease of $8,000 in insurance expense, a decrease of $25,000 in legal fee, a decrease of $11,000 in office rent, and a decrease of $16,000 in travel expenses, offset an increase of $12,000 in public relation expenses and an increase of $25,000 accounting fees.

General and administrative expenses in our Mineral Trading segment for the three months ended December 31, 2015 decreased by approximately $13,000, or 100% as compared to the three months ended December 31, 2014. The decrease in general and administrative expenses was to the result of none activity incurred either in the suspended subsidiaries in South America or in US offices in the three months ended December 31, 2015.

Other Expenses

In the three months ended December 31, 2015, other expense was approximately $12.1 million as compared to other income of $77,000 in the three months ended December 31, 2014. As compared to the three months ended December 31, 2014, we have an increase of approximately $748,000 in interest expenses and interest expenses - related parties related to the amortization of debt discount, an increase of approximately $11.7 million in change in fair market value of derivative liability related to our preferred stock, convertible note and warrants, which is non cash loss, an increase of approximately $53,000 for realized loss on marketable securities available-for-sale, and a increase of approximately $60,000 for gain on revaluation of receivable and payable of marketable securities available-for-sale in the three months ended December 31, 2015.

Income Taxes

In both three months periods ended December 31, 2015 and 2014, we did not record income tax, since the loss was significant.

Net Loss from Continuing Operations

Net loss from continuing operations for the three months ended December 31, 2015 amounted to approximately $12.5 million as compared to net loss of $446,000 for the three months ended at December 31, 2014. The loss primarily consisted of $372,000 in operating expense, and $12.1 million in other expense.

Discontinued Operations

We do not have any loss from discontinued operations for the three months ended December 31, 2015 and loss from discontinued operations amount to approximately $19,000 for the three months ended December 31, 2014.

Net loss

Net loss for the three months ended December 31, 2015 amounted to approximately $12.5 million, as compared to net loss of approximately $465,000 for the three months ended December 31, 2014, primarily due to an increase of $12.2 million in other expense, including an increase of approximately $11.7 million in change in fair market value of derivative liability related to our preferred stock, convertible note and warrants, which is non cash loss.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash. As of December 31, 2015 we had a working capital deficit of $17.3 million, as compared to $8.9 million as of September 30, 2015. We rely upon cash generated from our operations, the sale of our subsidiaries, access under factoring and other lending relationships and advances from related parties to fund our operations. We do not have any commitments for capital expenditures. Our Mineral Trading segment has operating losses, and revenues from our Consulting segment vary greatly from period to period. Our Consulting segment generally receives full payment in advance for consulting services to be provided over the term of the contract, primarily in the form of our client companies' common stock. For transactions in which we advise a new client company on entering into the U.S. public market for the first time, it may take some additional time for us to receive our transaction fees due to the necessary compliance and regulatory filing process, and it is possible that at such time, if ever, when we are able to sell the securities we receive as compensation, the funds we receive upon the sale will not be equal to the amount of revenue we initially recognized.  In addition, revenues from this segment do not provide cash to pay costs or operating expenses until we are able to liquidate those securities, on which there are no assurances.  As a result of the working capital deficit and the operating losses incurred, our cash flow from operations is not sufficient to sustain our operations and satisfy our obligations as they become due.

Our cash balance as of December 31, 2015 amounted to approximately $150,000, an increase of $128,000, as compared to September 30, 2015. During the three month ended December 31, 2015, we had cash outflow of approximately $238,000 used in operating activities. We had cash inflow of $32,000 from proceeds of selling marketable securities available-for-sale provided by investing activities. We also had inflows of $255,000 from third party loans, $166,000 of proceeds from exercise of option, $19,000 of borrowing from related party, an outflow of $50,000 for repayment to related parties, and an outflow of $55,000 for repayment on loans payable. The net cash provided by financing activities was $335,000 from continuing operations.

Our marketable securities available-for-sale and marketable securities available-for-sale - related party as of December 31, 2015 approximately totaled $7,000, a decrease of $15,000 as compared to September 30, 2015. We received $40,000 of marketable securities for services provided to a related party client in our Consulting segment in the three months ended December 31, 2015. Then we sold $85,000 of marketable securities for services available-for-sale - related party in the three months ended December 31, 2015.

Our accounts receivable and accounts receivable - related party as of December 31, 2015 amounted to $8,000, a decrease of $9,000 as compared to September 30, 2015, primarily attributable to the effort on collection of receivables from third party client and also due to the decrease of the fair value of accounts receivable in the form of marketable securities available-for-sale.

Prepaid expenses and other current assets consist of prepayments to vendors for services, other receivables  and security deposits. Prepaid expenses and other current assets as of December 31, 2015 amounted to $19,000, an increase of $2,000 as compared to September 30, 2015, primarily due to the advanced payment on behalf to our consultant in the three month ended December 31, 2015.

Short-term loans at December 31, 2015 included $911,000 of loan from TCA Global Credit Master Fund, LP, bearing annual interest at 18%, and were due on October 16, 2016. We should make monthly payments to TCA in the amount of $40,000 commencing on November 30, 2015 until the complete repayment of all payables due to TCA; $200,000 of loan from Draco Resources, Inc., bearing annual interest at 2%, which is currently in default; $309,000 loan from Kong Tung, bearing monthly interest at 2%, which was originally due on January 7, 2015 and extended to December 31, 2015; $700,000 of loan from Yewen Xi, bearing annual interest at 12%, of which $500,000 is due on September 30, 2016, and $200,000 is due on May 31, 2016; and $68,000 of total balance of two loans from Money Works Direct, the principal amounts of $100,000 and $50,000, monthly interest rates at 3.99% and 4.44%, respectively, due on April 30, 2016 and June 30, 2016. Secured by pledge of assets of CDII. China Direct Investments make cash repayment of $740 and $259, respectively, for the two loans per business day.

Accounts payable and accrued expenses represent payables associated with the general operations within each segment, including accrued payrolls. Accounts payable and accrued expenses as of December 31, 2015 amounted to $704,000, a decrease of $487,000 as compared to September 30, 2015, primarily due to transfer of interest payable of approximately $390,000 to loan from TCA.

Advances from customers and deferred revenues represent prepayments for products or services, which have not yet been shipped or provided. Advances from customers as December 31, 2015 amounted to $423,000, the same as it was on September 30, 2015.

Certain events may have a negative impact on our liquidity position during fiscal year 2016:

 Our short term loans of $509,000 are currently in default. While we intend to extend the maturity date for these loans, we have not entered into any agreements with the lenders for such extension.  In the event we are unable to extend the term of these loans, or we are unable to repay these obligations when due, we may have to seek additional financing, and no assurances can be given that such financing would be available on a timely basis, on terms that are acceptable or at all. Failure to meet the repayment or other obligations of our existing debt on or before its due date could materially adversely affect our business, results of operations and financial condition and threaten our financial viability.

We maintain cash and cash equivalents in the United States and China. At December 31, 2015 and September 30, 2015, bank deposits by geographic area, were as follows (dollars in thousands):

Country	December 31, 2015		September 30, 2015
United States	$46,216	31%	$12,463	55%
China	103,947	69%	10,171	45%
Total cash and cash equivalents	$150,163	100%	$22,634	100%

Analysis of Cash Flows

In the three months ended December 31, 2015, our net increase in cash amounted to approximate$128,000, which was comprised of $238,000 used in operating activities, $32,000 provided by investing activities, $335,000 provided by financing activities and $1,784 from non-cash unfavorable effect of prevailing exchange rate on our cash position.

Cash Used in Operating Activities

Net cash used in operating activities of continuing operations for the three month ended December 31, 2015 amounted to approximately $238,000, which was primarily due to a net loss of $12.5 million and non-cash items such as loss on change in fair value of derivative liabilities of $11.2 million, depreciation of $6,000, amortization of debt discount of $824,000, $50,000 for the stock based on compensation to our consultants, $53,000 of realized loss on marketable securities available-for-sale, a decrease of $8,000 in accounts receivable and accounts receivable from related parties, an increase of $25,000 in other payable to related parties and an increase of $98,000 in other liabilities, offset by a decrease of $53,000 in accounts payable and accrued expenses, and $19,000 of other income due to revaluation of accounts receivable.

Net cash provided by operating activities of continuing operations for the three month ended December 31, 2014 amounted to approximately $11,000, which was primarily due to a net loss of approximately $465,000 and non-cash items such as loss on revaluation for accounts receivable and accounts payable of $41,000, depreciation of $5,000, amortization of debt discount of $361,000, $265,000 for the stock based on compensation to our consultants, an increase of $68,000 in accounts payable and accrued expenses, an increase of $558,000 in other payable to related parties, offset by a gain on change in fair value of derivative liability of $475,000, a decrease of $402,000 in other liabilities and an increase of $17,000 in prepaid expense and other current assets.

Cash Provided by Investing Activities

Net cash provided by investing activities of continuing operations for the three month ended December 31, 2015 amounted to approximately $32,000, as a result of proceeds from sales marketable securities available-for-sale.

Net cash provided by investing activities of continuing operations for the three month ended December 31, 2014 amounted to $0.

Cash Provided by Financing Activities

Net cash provided by financing activities of continuing operations for the three month ended December 31, 2015 amounted to approximately $335,000, primarily due to $166,000 proceeds from exercise of warrants, $19,000 from borrowing from related parties, and $255,000 borrowings from loans, $50,000 repayment to related parties and $55,000 repayment of loan payables.

Net cash provided by financing activities of continuing operations for the three month ended December 31, 2014 amounted to $0.

Series A Convertible Preferred Stock and Related Dividends

As of December 31, 2015, 1,006 shares of Series A convertible preferred stock remained outstanding. During the three month ended December 31, 2015 and 2014, we did not pay off accrued ordinary dividends in cash or our comment stock on our Series A convertible preferred stock.

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

Comprehensive income

We follow ASC 205, "Presentation of Financial Statements," and ASC 220, "Reporting Comprehensive Income," to recognize the elements of comprehensive income. Comprehensive income is comprised of net income and all changes to the statements of stockholders' equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive income for the fiscal 2015 and fiscal 2016 included net income, foreign currency translation adjustments, unrealized gains or losses on available-for-sale marketable securities, net of income taxes, and unrealized gains or losses on available-for-sale marketable securities -related party, net of income taxes.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to a smaller reporting company.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in the Exchange Act that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC's rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Management, with the participation of our CEO , performed an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2015 and 2014. Based on that evaluation solely as a result of the significant deficiencies in our internal control over financial reporting identified in our Annual Report on Form 10-Q for the three months ended December 31, 2015, our management, including our CEO, concluded that our disclosure controls and procedures were not effective as of December 31, 2015 and 2014.

The specific significant deficiencies identified by our management were as follows:

-
A lack of a fully integrated corporate-wide financial accounting system, including lack of internal control over securities portfolio management and evaluation and lack of business reporting procedures,

-	Failure to obtain approval of the board of directors prior to the issuance of shares of common stock, including failure to obtain board approval for grants under our various stock compensation plans.

        The material weakness identified by our management was as follows:

-	A lack of qualified accounting personnel who have sufficient knowledge in dealing with the complex U.S. GAAP accounting and financial issues in our cross border operations.

A "significant deficiency" is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness; yet important enough to merit attention by those responsible for oversight of a registrant's financial reporting.  And, a "material weakness" is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements would not be prevented or detected on a timely basis. We expect the significant deficiencies will be remediated by the end of fiscal 2016. Until such time, however, as these significant deficiencies in our internal control over financial reporting are remediated, we expect to have continuing weaknesses in our internal control over financial reporting, disclosure controls and related procedures.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that, due to the significant deficiencies described above, our internal control over financial reporting was not effective as of December 31, 2015.

Remediation of Significant Deficiencies and Material Weakness in Internal Control over Financial Reporting

Through our increased awareness and remediation efforts, we believe that our actions will result in an improvement in our internal control over financial reporting in fiscal 2016. Specifically, we will plan initiating a corporate-wide ERP implementation, conduct ongoing US GAAP trainings, and through our internal reviews and improved control procedures, we will identify certain prior accounting errors and make appropriate error corrections and disclosures, to prevent potential future material misstatements. In addition, we plan to make improvement throughout fiscal 2016 to achieve our overall remediation target and objectives. Management believes that the actions described above will remediate the remaining significant deficiencies we have identified in fiscal 2015. As we work towards improvement of our internal control over financial reporting and implement the remediation measures, we may supplement or modify these remediation measures as appropriate.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the first quarter of fiscal 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

CD INTERNATIONAL ENTERPRISES, INC.

Date: February 22, 2016	By:	/s/ Yuejian (James) Wang
Yuejian (James) Wang, Chairman and Chief Executive Officer and Chief Financial Officer and Sole Director