Form 10-Q
period 2016-03-31
CD INTERNATIONAL ENTERPRISES, INC.
filed 2016-05-23
CIK 1088787

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. There are 1,648,076,078 shares of common stock issued and outstanding as of May 16, 2016.

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

iii

PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of March 31, 2016 and September 30, 2015

	March 31,	September 30,
	2016	2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$50,724	$22,634
Marketable securities available-for-sale	-	2,800
Marketable securities available-for-sale - related party	16,505	20,000
Accounts receivable	3,600	16,643
Subscription receivable	-	50,100
Prepaid expenses and other current assets, net	25,814	16,813
Total current assets	96,643	128,990
Property, plant and equipment, net	53,396	63,088
Total assets	$150,039	$192,078

LIABILITIES AND EQUITY (DEFICIT)
Current liabilities:
Loans and convertible notes payable- short term, net	$1,536,502	$2,215,470
Accounts payable and accrued expenses	750,037	1,191,643
Loans and other payables - related parties	782,103	769,436
Advances from customers	422,898	422,898
Derivative liabilities	7,930,914	3,210,271
Other liabilities	1,419,459	1,199,856
Total current liabilities	12,841,913	9,009,574
Loans and convertible notes payable - long term, net	6,470	-
Total liabilities	12,848,383	9,009,574

Equity (deficit):
Series A convertible preferred stock: $.0001 par value, stated value $1,000 per share; 20,000,000 authorized, 1,006 shares outstanding at March 31, 2016 and September 30, 2015, respectively	1,006,250	1,006,250
Common stock: $.0001 par value; 2,500,000,000 authorized; 784,052,431 and 100,213,074 issued and outstanding at March 31, 2016 and September 30, 2015, respectively	78,405	10,021
Additional paid-in capital	84,799,353	79,278,110
Accumulated other comprehensive loss	(665,499)	(719,106)
Accumulated deficit	(97,916,853)	(88,392,771)
Total CD International Enterprises, Inc.'s stockholders' deficit	(12,698,344)	(8,817,496)
Non-controlling interests	-	-
Total deficit	(12,698,344)	(8,817,496)
Total liabilities and deficit	$150,039	$192,078

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CD INTERNATIONAL ENTERPRISES, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the three and six months ended March 31, 2016 and 2015 (Unaudited)

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2016	2015	2016	2015
Revenues	$48,772	$57,475	$82,987	$172,416
Including: revenues from related party	21,375	10,000	45,249	13,750
Cost of revenues	12,888	29,992	21,516	30,027
Gross profit	35,884	27,483	61,471	142,389
Operating expenses:	-	-
Selling, general, and administrative	404,409	548,752	801,539	1,186,809
Total operating expenses	404,409	548,752	801,539	1,186,809
Operating loss	(368,525)	(521,269)	(740,068)	(1,044,420)
Other income (expenses):	-	-
Other income (expenses)	(1,118)	5,099	100,793	103,375
Interest expense	(540,757)	(33,654)	(1,466,286)	(443,939)
Interest expense - related parties	(8,100)	(45,000)	(16,200)	(90,409)
Realized loss on marketable securities available-for-sale	(37,979)	-	(90,658)	-
Gain (loss) on revaluation for receivable and payable of marketable securities available-for-sale	8,544	(2,300)	27,644	(42,866)
Change in fair value of derivative liabilities	3,941,234	274,540	(7,299,047)	749,884
Total other income (expenses)	3,361,824	198,685	(8,743,754)	276,045
Income (loss) from continuing operations before income taxes	2,993,299	(322,584)	(9,483,822)	(768,375)
Income tax expense	-	-	-	-
Net Income (loss) from continuing operations	2,993,299	(322,584)	(9,483,822)	(768,375)
Discontinued operations:	-	-
Loss from discontinued operations, net of taxes	-	-	-	(19,033)
Total loss from discontinued operations, net of taxes	-	-	-	(19,033)
Net income (loss)	2,993,299	(322,584)	(9,483,822)	(787,408)
Net income (loss) attributable to CD International Enterprises, Inc.	2,993,299	(322,584)	(9,483,822)	(787,408)
Dividends on series A preferred stock	(20,130)	(20,130)	(40,260)	(40,260)
Net income (loss) allocable to common stockholders	$2,973,169	$(342,714)	$(9,524,082)	$(827,668)
COMPREHENSIVE INCOME (LOSS):	-	-
Net income (loss)	$2,993,299	$(322,584)	$(9,483,822)	$(787,408)
Foreign currency translation adjustments	986	(17,555)	504	111,374
Unrealized gain (loss) on marketable securities available-for-sale	23,453	(3,950)	53,103	(31,750)
Comprehensive income (loss)	3,017,738	(344,089)	(9,430,215)	(707,784)
Foreign currency translation adjustments - non-controlling interest	-	-	-	(62)
Comprehensive income (loss) attributable to CD International Enterprises, Inc.	3,017,738	(344,089)	(9,430,215)	(707,722)
Preferred stock dividend	(20,130)	(20,130)	(40,260)	(40,260)
Comprehensive income (loss) attributable to common stockholders	$2,997,608	$(364,219)	$(9,470,475)	$(747,982)

Basic and diluted net income (loss) per common share - basic:
Net income (loss) from continuing operations	$0.00	$(0.01)	$(0.02)	$(0.01)
Net loss from discontinued operations	-	-	-	(0.00)
Net income (loss) per common share	$0.00	$(0.01)	$(0.02)	$(0.01)
Basic and diluted net income (loss) per common share - diluted:
Net income (loss) from continuing operations	$0.00	$(0.01)	$(0.02)	$(0.01)
Net loss from discontinued operations	-	-	-	(0.00)
Net income (loss) per common share	$0.00	$(0.01)	$(0.02)	$(0.01)
Basic weighted average common shares outstanding	633,211,160	67,347,474	430,394,279	64,800,771
Diluted weighted average common shares outstanding	3,350,189,582	67,347,474	430,700,882	64,800,771

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended March 31, 2016 and 2015
(Unaudited)
	For the Six Months Ended March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,483,822)	$(787,408)
Loss from discontinued operations	-	19,033
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	8,804	10,445
Allowance for doubtful accounts	-	29,462
Share issued to third parties for services provided	81,100	265,000
Stock option and warrant expenses	52,086	48,534
Realized loss on marketable securities available-for-sale	90,658	-
Amortization of debt discount	1,231,147	361,452
Change in fair value of derivative liabilities	7,299,047	(749,884)
Other (income) loss due to revaluation of accounts receivable and accounts payable	(27,644)	42,866
Changes in operating assets and liabilities:
Accounts receivable and accounts receivable - related party	7,912	(5,000)
Prepaid expenses and other current assets, net	(9,055)	(33,999)
Accounts payable and accrued expenses	29,153	42,427
Other payables - related parties	(21,113)	710,453
Other liabilities	138,972	(468,178)
Net cash used in operating activities - continuing operations	(602,755)	(514,797)
Net cash used in operating activities - discontinued operations	-	(28,695)
NET CASH USED IN OPERATING ACTIVITIES	(602,755)	(543,492)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of marketable securities available-for-sale	42,733	-
Net cash provided by investing activities - continuing operations	42,733	-
Net cash provided by investing activities - discontinued operations	-	-
NET CASH PROVIDED BY INVESTING ACTIVITES	42,733	-
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans	492,000	500,000
Borrowings from related parties	18,572	-
Proceeds from exercise of options and warrants	198,100	-
Repayments to related parties	(310)	(9,779)
Repayments of loan payable	(120,168)	(32,125)
Net cash provided by financing activities - continuing operations	588,194	458,096
Net cash provided by financing activities - discontinued operations	-	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	588,194	458,096
EFFECT OF EXCHANGE RATE ON CASH	(82)	36,538
NET CHANGE IN CASH	28,090	(48,858)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	22,634	82,675
CASH AND CASH EQUIVALENTS AT END OF PERIOD	50,724	33,817
Less: Cash and Cash Equivalents of Discontinued Operations at End of Period	-	2,816
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$50,724	$31,001

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$69,238	$-
Income taxes paid	$-	$-
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Deferred revenues received in the form of marketable securities	$61,374	$-
Unrealized (gain) loss on marketable securities available-for-sale	$53,103	$(31,750)
Common stock issued for loan conversions and accrued interest	$956,036	$-
Debt discount recorded on convertible debt due to conversion feature	$1,774,000	$361,452
Derivative liabilities addition related to warrant conversion feature	$-	$46,667
Accrued interest, default charges and legal expenses added to loan payable due to litigation settlement	$393,032	$-
Derivative liabilities written off into additional paid-in capital due to debt conversions and warrant exercise	$4,384,404	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016

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

For the six months ended March 31, 2016 and 2015, subsidiaries included in continuing operations consisted of the following:

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
March 31, 2016

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

Going Concern

For the three months ended March 31, 2016, although the Company incurred a net income from continuing operations of approximately $3.0 million, it was mainly related to the gain from change in fair value of derivative liabilities. For the six months ended March 31, 2016, the Company incurred a net loss from continuing operations of approximately $9.5 million. As of March 31, 2016, the Company also has a working capital deficit of $12.7 million. In addition, the Company has a significant amount of short term loans and convertible notes payable, totaling $1.5 million from unrelated parties, which requires the Company to secure additional funds given the Company's current cash position. The Company's cash and cash equivalent and revenues are not currently sufficient and cannot be projected to cover operating expenses in the coming year. These factors raise substantial doubt as to the ability of the Company to continue as a going concern.  Management's plans include attempting to raise funds through debt and equity financings and restructuring on-going operations to eliminate inefficiencies to meet operating needs. There is no assurance that management's plans will be successful. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Our estimate for allowance for uncollectible accounts is based on an evaluation of our outstanding accounts receivable and other receivables including the aging of amounts due, the financial condition of our specific customers and clients, knowledge of our industry segment in Asia, and historical bad debt experience. This evaluation methodology has proven to provide a reasonable estimate of bad debt expense in the past and we intend to continue to employ this approach in our analysis of collectability. However, we are aware that given the current global economic situation, including that of China, meaningful time horizons may change. We intend to enhance our focus on the evaluation of our customers' sustainability and adjust our estimates as may be required.

Assumptions and estimates employed in these areas are material to our reported financial condition and results of operations. Actual results could differ from these estimates.

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016

Concentration of Credit Risks

Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash and trade accounts receivable. We deposit our cash with high credit quality financial institutions in the United States and China.  As of March 31, 2016, we had no bank deposits in the United States that exceeded federally insured limits.  At March 31, 2016, we had deposits of $41,268 in banks in China. In China, there is no equivalent federal deposit insurance as in the United States, so the amounts held in banks in China are not insured. We have not experienced any losses in such bank accounts through March 31, 2016.

At March 31, 2016 and September 30, 2015, bank deposits by geographic area were as follows:

Country	March 31, 2016		September 30, 2015
United States	$9,456	19%	$12,463	55%
China	41,268	81%	10,171	45%
Total cash and cash equivalents	$50,724	100%	$22,634	100%

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

The Company's loans payable approximate the fair value of such instruments based upon management's best estimate of interest rates that would be available to the Company for similar financial arrangements at March 31, 2016 and September 30, 2015.

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
March 31, 2016

The Company uses Level 3 of the fair value hierarchy to measure the fair value of its derivative liabilities and revalues the derivative liabilities at every reporting period and recognizes gains or losses in the consolidated statements of operations and comprehensive loss that are attributable to the change in the fair value of derivative liabilities.

The financial assets and liabilities carried at fair value on a recurring basis at March 31, 2016 are as follows:

Financial assets and liabilities	Fair Value	Level 1	Level 2	Level 3
Marketable equity securities	$16,505	$16,505	$-	$-
Receivable of marketable equity securities	3,600	3,600	-	-
Derivative liabilities	(7,930,914)	-	-	(7,930,914)
	$(7,910,809)	$20,105	$-	$(7,930,914)

The financial assets and liabilities carried at fair value on a recurring basis at September 30, 2015 are as follows:

Financial assets and liabilities	Fair Value	Level 1	Level 2	Level 3
Marketable equity securities	$22,800	$22,800	$-	$-
Receivable of marketable equity securities	7,200	7,200	-	-
Derivative liabilities	(3,210,271)	-	-	(3,210,271)
	$(3,180,271)	$30,000	$-	$(3,210,271)

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

Foreign Currency Translation

The accompanying consolidated financial statements are presented in United States dollars ("U.S. dollar"). The functional currency of our Chinese subsidiaries is the Renminbi ("RMB"), the official currency of the People's Republic of China ("PRC"). Capital accounts of the consolidated financial statements are translated into U.S. dollars from RMB at their historical exchange rates when the capital transactions occurred.  Assets and liabilities are translated at the exchange rates as of the balance sheet date.  Income and expenditures are translated at the average exchange rates for the six month periods ended March 31, 2016 and 2015, respectively.  A summary of the conversion rates for the periods presented is as follows:

	March 31, 2016	September 30, 2015	March 31, 2015
Period end RMB: U.S. dollar exchange rate	6.4479	6.3538	6.1091
Average fiscal-year-to-date RMB: U.S. dollar exchange rate	6.4614	6.1543	6.1357

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through PRC authorized institutions.  No representation is made that the RMB amounts could have been, or could be, converted into United States dollars at the rates applied in the translation.

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016

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

In January 2016, the FASB issued ASU 2016-01, "Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities." The amendments in ASU 2016-01, among other things, requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; Requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; Requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables); Eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. . The amendments in this ASU are effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The new guidance permits early adoption of the own credit provision. In addition, the new guidance permits early adoption of the provision that exempts private companies and not-for profit organizations from having to disclose fair value information about financial instruments measured at amortized cost. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)". Among other things, in the amendments in ASU 2016-02, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: A lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis; and A right-of-use asset, which is an asset that represents the lessee's right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted for all public business entities and all nonpublic business entities upon issuance. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
In March 2016, the FASB issued ASU 2016-03, "Intangibles-Goodwill and Other (Topic 350); Business Combinations (Topic 805); Consolidation (Topic 810); Derivatives and Hedging (Topic 815): Effective Date and Transition Guidance". The amendments in this ASU make the guidance in ASUs 2014-02, 2014-03, 2014-07, and 2014-18 effective immediately by removing their effective dates. The amendments also include transition provisions that provide that private companies are able to forgo a preferability assessment the first time they elect the accounting alternatives within the scope of this ASU. Any subsequent change to an accounting policy election requires justification that the change is preferable under Topic 250, Accounting Changes and Error Corrections. The amendments in this ASU also extend the transition guidance in ASUs 2014-02, 2014-03, 2014-07, and 2014-18 indefinitely. While this ASU extends transition guidance for Updates 2014-07 and 2014-18, there is no intention to change how transition is applied for those two ASUs. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.
In March 2016, the FASB issued ASU 2016-06, "Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments". The amendments clarify what steps are required when assessing whether the economic characteristics and risks of call (put) options are clearly and closely related to the economic characteristics and risks of their debt hosts, which is one of the criteria for bifurcating an embedded derivative. Consequently, when a call (put) option is contingently exercisable, an entity does not have to assess whether the event that triggers the ability to exercise a call (put) option is related to interest rates or credit risks. The amendments are effective for Public business entities for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years. All entities have the option of adopting the new requirements early, including adoption in an interim period. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-08, "Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)". The amendments in this ASU are intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations by amending certain existing illustrative examples and adding additional illustrative examples to assist in the application of the guidance. The effective date and transition of these amendments is the same as the effective date and transition of ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)". Public entities should apply the amendments in ASU 2014-09 for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting". Several aspects of the accounting for share-based payment award transactions are simplified, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. The amendments are effective for public companies for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for any interim or annual period. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

In April 2016, the FASB issued ASU 2016- 10, "Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing". The amendments add further guidance on identifying performance obligations and also to improve the operability and understandability of the licensing implementation guidance. The amendments do not change the core principle of the guidance in Topic 606. Public entities should apply the amendments for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein. Early application for public entities is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

In May 2016, the FASB issued ASU 2016-11, "Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting", The amendments rescinds SEC paragraphs pursuant to two SEC Staff Announcements at the March 3, 2016 Emerging Issues Task Force (EITF) meeting. Specifically, registrants should not rely on the following SEC Staff Observer comments upon adoption of Topic 606: 1) Revenue and Expense Recognition for Freight Services in Process, which is codified in paragraph 605-20-S99-2; 2) Accounting for Shipping and Handling Fees and Costs, which is codified in paragraph 605-45-S99-1; 3) Accounting for Consideration Given by a Vendor to a Customer (including Reseller of the Vendor's Products), which is codified in paragraph 605-50-S99-1; 4) Accounting for Gas-Balancing Arrangements (i.e., use of the "entitlements method"), which is codified in paragraph 932-10-S99-5, which is effective upon adoption of ASU 2014-09. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

In May 2016, the FASB issued ASU 2016-12, "Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients". The amendments, among other things: (1) clarify the objective of the collectability criterion for applying paragraph 606-10-25-7; (2) permit an entity to exclude amounts collected from customers for all sales (and other similar) taxes from the transaction price; (3) specify that the measurement date for noncash consideration is contract inception; (4) provide a practical expedient that permits an entity to reflect the aggregate effect of all modifications that occur before the beginning of the earliest period presented when identifying the satisfied and unsatisfied performance obligations, determining the transaction price, and allocating the transaction price to the satisfied and unsatisfied performance obligations; (5) clarify that a completed contract for purposes of transition is a contract for which all (or substantially all) of the revenue was recognized under legacy GAAP before the date of initial application, and (6) clarify that an entity that retrospectively applies the guidance in Topic 606 to each prior reporting period is not required to disclose the effect of the accounting change for the period of adoption. The effective date of these amendments is at the same date that Topic 606 is effective. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
NOTE 2 - LOSS PER SHARE

Under the provisions of ASC 260, "Earnings Per Share" - basic income (loss) per common share is computed by dividing net income (loss) attributable to common shareholders by the weighted average number of shares of common stock outstanding for the periods presented. Diluted income (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the income of the company, subject to anti-dilution limitations.

The following table presents the computation of basic and diluted income (loss) per share for the three and six months ended March 31, 2016 and 2015:

	For the Three Months Ended March 31, 2016	For the Three Months Ended March 31, 2015	For the Six Months Ended March 31, 2016	For the Six Months Ended March 31, 2015
Numerator:
Net income (loss) from continuing operations	$2,993,299	$(322,584)	$(9,483,822)	$(768,375)
Preferred stock dividends	(20,130)	(20,130)	(40,260)	(40,260)
Numerator for basic EPS -net income (loss) from continuing operations	2,973,169	(342,714)	(9,524,082)	(808,635)
Numerator for basic EPS - net income (loss) from discontinued operations	-	-	-	(19,033)
Numerator for basic EPS - net income (loss) allocable to common stockholders	2,973,169	(342,714)	(9,524,082)	(827,668)
Effect of dilutive securities:
Employee stock options	-	-	-	-
Change in fair value of warrant derivative liabilities	(1,244)	-	(16,644)	-
Preferred stocks dividend	20,130	-	-	-
Interest and change in fair value of conversion option derivative liabilities	(180,822)	-	-	-
Numerator for diluted EPS - net income (loss) from continuing operations after assumed conversions	2,811,233	(342,714)	(9,540,726)	(827,668)
Numerator for diluted EPS - net income (loss) from discontinued operations after assumed conversions	-	-	-	(19,033)
Numerator for diluted EPS - net income (loss) allocable to common stockholders after assumed conversions	$2,811,233	$(342,714)	$(9,540,726)	$(846,701)

Denominator:
Denominator for basic EPS - weighted-average shares	633,211,160	67,347,474	430,394,279	64,800,770
Effect of dilutive securities:
Employee stock options	-	-	-	-
Warrants	434,641	-	306,603	-
Convertible preferred stock	2,516,461,602	-	-	-
Convertible notes	200,082,179	-	-	-
Dilutive potential common shares	2,716,978,422	-	306,603	-
Denominator for diluted EPS - adjusted weighted-average shares and assumed conversions	3,350,189,582	67,347,474	430,700,882	64,800,770

Net income (loss) per common share - basic:
Net income (loss) from continuing operations	$0.00	$(0.01)	$(0.02)	$(0.01)
Net income (loss) from discontinued operations	-	-	-	(0.00)
Net income (loss) per common share - basic	$0.00	$(0.01)	$(0.02)	$(0.01)
Net income (loss) per common share - diluted:
Net income (loss) from continuing operations	$0.00	$(0.01)	$(0.02)	$(0.01)
Net income (loss) from discontinued operations	-	-	-	(0.00)
Net income (loss) per common share - diluted	$0.00	$(0.01)	$(0.02)	$(0.01)

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
Diluted net income (loss) per share is computed using the weighted average number of common shares and dilutive potential common shares outstanding during the respective periods. The potentially dilutive securities that were not included in the calculation of diluted net income (loss) per share in the periods presented where their inclusion would be anti-dilutive including option to purchase common shares of 9,000,000 and 9,000,400, warrant to purchase common shares of 0 and 777,778, convertible preferred stock to convert into common shares of 0 and 52,672,139, and convertible note convertible into common shares of 382,954,974 and 33,248,082 on a weighted average basis for the three months ended March 31, 2016 and 2015, respectively; and option to purchase common shares of 9,000,000 and 9,000,400, warrant to purchase common shares of 443,858 and 777,778, convertible preferred stock to convert into common shares of 2,501,260,938 and 52,672,139, and convertible note convertible into common shares of 695,751,930 and 33,248,082 on a weighted average basis for the six months ended March 31, 2016 and 2015, respectively.

NOTE 3 - MARKETABLE SECURITIES AVAILABLE-FOR-SALE

Marketable securities available-for-sale and marketable securities available-for-sale-related party as of March 31, 2016 and September 30, 2015 consisted of the following financial instruments:

Company	March 31, 2016	% of Total	September 30, 2015	% of Total
China Logistics Group, Inc.	$-	-	$2,800	12%
Dragon Capital Group, Corp.	16,505	100%	20,000	88%
Marketable securities available-for-sale	$16,505	100%	$22,800	100%

All the securities were received from our clients as consulting fees. During the six months ended March 31, 2016 and 2015, we collected marketable securities originated from deferred revenues in the amount of $61,374 and $0, respectively. We categorize the securities as investments in marketable securities available-for-sale or investments in marketable securities available-for-sale-related party. These securities are quoted either on an exchange or on the over the counter market system. Some of the securities are restricted and cannot be readily sold by us absent a registration of those securities under the Securities Act of 1933 (the "Securities Act" or the availability of an exemption from the registration requirements under the Securities Act.) Our policy is to liquidate the securities on a regular basis. As these securities are often restricted, we are unable to liquidate them until the restriction is removed. Unrealized gains or losses on marketable securities available-for-sale and on marketable securities available-for-sale-related party are recognized on a periodic basis as an element of comprehensive income based on changes in the fair value of the security. Once liquidated, realized gains or losses on the sale of marketable securities available-for-sale and marketable securities available-for-sale-related party are reflected in our net income for the period in which the security was liquidated.

The marketable securities available-for-sale-related party totaled $16,505 and $20,000 at March 31, 2016 and September 30, 2015, respectively, and are comprised solely of the securities of Dragon Capital Group, Corp. ("Dragon Capital").  Mr. Lisheng (Lawrence) Wang, the CEO and Chairman of the Board of Dragon Capital, is the brother of James (Yuejian) Wang, the CEO of the Company. These securities were issued by Dragon Capital as compensation for consulting services. Dragon Capital is a non-reporting company whose securities are quoted on the OTC Pink Tier of the OTC Markets Group.  As such, under Federal securities laws, securities of Dragon Capital generally cannot be resold by us in absence of a registration of those securities under the Securities Act or unless there exists an available exemption from such registration.

Our marketable securities available-for-sale are carried at fair value. Under the guidance of ASC320, "Investments", we periodically evaluate our marketable securities to determine whether a decline in their value is other than temporary. Management utilizes criteria such as the magnitude and duration of the decline, in addition to the reasons underlying the decline, to determine whether the loss in value is other than temporary. The term "other-than-temporary" is not intended to indicate that the decline is permanent.  It indicates that the prospects for a near term recovery of value are not necessarily favorable, or that there is a lack of evidence to support fair values equal to, or greater than, the carrying value of the investment. Once a decline in value is determined to be other than temporary, the value of the security is reduced and a corresponding impairment charge to earnings is recognized.  In this assessment for various securities at March 31, 2016 and September 30, 2015, the guidance in ASC 320, "the Investment-Debt and Equity Securities", is carefully followed.  In accordance with ASC 320-10-35-33, when an entity has decided to sell an impaired available-for-sale security and the entity does not expect the fair value of the security to fully recover before the expected time of sale, the security shall be deemed other-than-temporarily impaired in the period in which the decision to sell is made. However, an entity shall recognize an impairment loss when the impairment is deemed other than temporary impairment even if a decision to sell has not been made.

For the six months ended March 31, 2016 and 2015, we had no loss related to other than temporary impairment.

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016

Marketable securities available-for-sale and marketable securities available-for-sale-related party are either valued at the date received or at the date when services are rendered. The table below provides a summary of the changes in the fair of marketable securities for six months ended March 31, 2016 and 2015:

		For the Six Months Ended March 31, 2016
	September 30, 2015	Cost received/sold	Unrealized gain (loss)	Amounts reclassified from accumulated other comprehensive loss upon sale of available for sale securities	March 31, 2016
Investment in marketable securities available-for-sale	$2,800	$(25,902)	$(1,305)	$24,407	$-
Investment in marketable securities available-for-sale-related party	20,000	(33,496)	(36,250)	66,251	16,505
Total investment in securities available-for-sale	$22,800	$(59,398)	$(37,555)	$90,658	$16,505

		For the Six Months Ended March 31, 2015
	September 30, 2014	Cost received/sold	Unrealized gain (loss)	Amounts reclassified from accumulated other comprehensive loss upon sale of available for sale securities	March 31, 2015

Investment in marketable securities available-for-sale	$7,352	$-	$(1,750)	$-	$5,602
Investment in marketable securities available-for-sale-related party	40,000	-	(30,000)	-	10,000
Total investment in securities available-for-sale	$47,352	$-	$(31,750)	$-	$15,602

NOTE 4 - ACCOUNTS RECEIVABLE AND ACCOUNTS RECEIVABLE - RELATED PARTY

Accounts receivables generally include trade receivables and receivables of marketable securities available-for-sale. These receivables are carried at fair market value. The changes in the fair market value of the marketable securities underlying the receivables are reflected in earnings for each period. We have receivable of 9,000,000 shares of common stock due from China Logistic, Inc. (OTC: CHLO) on March 31, 2016 and September 30, 2015, respectively, the fair value of available-for-sale securities receivable was $3,600 and $7,200. We have no related party receivable as of March 31, 2016 and September 30, 2015. On March 31, 2016 and September 30, 2015, we also had $0 and $9,443 of trade receivables related to the consulting service provided which were not in the form of marketable securities available-for-sale.

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016

NOTE 5 - LOANS AND CONVERTIBLE NOTES PAYABLE, NET

Loans and convertible notes payable, net at March 31, 2016 and September 30, 2015 consisted of the following:

Description	March 31, 2016	September 30, 2015
Current portion
China Direct Investments loan from Draco Resources, Inc. Due on March 18, 2015 with 2% annual interest rate. The loan is unsecured and currently in default.	$200,000	$200,000
CDII loan from TCA Global Credit Master Fund, LP. Due on October 15, 2016 with 18% annual effective interest rate including 10% annual interest rate per the loan agreement and 8% other fees and charges. The loan is secured by pledge of assets of CDII. (1)	714,722	643,000
China Direct Investments loan from Kong Tung, a Chinese citizen. Originally due on January 7, 2015 and extended to December 31, 2015. 2% interest rate per month. Currently in default. Secured by pledge of assets of CDII. (2) Also see Note 6 for derivative liabilities and Note 12 for more discussion of conversion.	308,500	600,000
China Direct Investments loan from Yewen Xi, a Chinese citizen. Net of debt discount of $335,165 as of March 31, 2016. Principal of $500,000 was due on December 31, 2015 and extended to September 30, 2016, and $200,000 is due on May 31, 2016. 12% annual interest rate. For the $500,000 and $200,000, Yewen Xi has the right to convert the outstanding principal amount and interest into common stock of CDII on and after January 1, 2016 and June 1, 2016, respectively. Conversion Price is equal to 75% of the average closing price of CDII common stock for five consecutive days prior to the conversion. Secured by pledge of assets of CDII. See Note 6 for derivative liabilities and Note 12 for more discussion of conversion.
	83,135	700,000
CDII loan from Money Works Direct in the principal amounts of $50,000 and $120,000, monthly interest rates at 4.44% and 4.61%, due on June 30, 2016 and October 15, 2016, respectively. Secured by pledge of assets of CDII. China Direct Investments make cash repayment of $259 and $891, respectively, for the two loans per business day.	122,302	72,470
CDII loan from an institutional investor with a term of one year, due on October 22, 2016, convertible after 180 days and issued with $2,000 original issue discount ("OID"). Net of debt discount of $1,106 as of March 31, 2015. 8% annual interest rate and Conversion Price is equal to 60% of lowest trading price of CDII common stock in the 20 consecutive days prior to the conversion. Secured by pledge of assets of CDII. (4) See Note 12 for more discussion of conversion.	23,894	-
CDII loan from multiple institutional investors with a term of nine months or one year, convertible immediately and issued with OID of $57,750. Net of debt discount of $247,811as of March 31, 2015, including debt discount related OID of $44,376 and debt discount due to conversion feature of $203,435. 10% - 12% annual interest rate and Conversion Price is equal to 55% - 60% of lowest trading price of CDII common stock for certain consecutive days prior to the conversion. Secured by pledge of assets of CDII. (4) Also see Note 6 for derivative liabilities and Note 12 for more discussion of conversion.
	83,949	-
Loans and convertible notes payable, short-term, net	1,536,502	2,215,470
Non-current portion
CDII loan from an institutional investor with a term of two years, due on October 12, 2017, net of debt discount of $21,308, convertible immediately. 12% annual interest rate and Conversion Price is equal to 60% of lowest trading price of CDII common stock in the 25 consecutive days prior to the conversion. Secured by pledge of assets of CDII. (3) Also see Note 6 for derivative liabilities and Note 12 for more discussion of conversion.	6,470	-
Loans and convertible notes payable, long-term, net	$6,470	$-

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016

(1)              On October 15, 2015, the Company and TCA entered into a settlement agreement pursuant to which both parties agreed that the outstanding obligations the Company owed to TCA should be $1,036,032 as of October 8, 2015, including $643,000 for the principal, $122,133 for accrued and unpaid interest and other fees and charges and $270,899 for the advisory fees. According to the terms agreed upon in the settlement agreement, the Company should make monthly payments to TCA in the amount of $40,000 commencing on November 30, 2015 by means of ACH transfer or by payment made to TCA through a third party until the complete repayment of all payables due to TCA. The Company is making the timely payments through the assignments of notes to other two institutional investors in the totaling of $375,000 as of March 31, 2016, which included the following notes:

(A) On October 26, 2015, the Company entered into a master exchange agreement with an institutional investor. Pursuant to the exchange agreement, the institutional investor shall exchange, at its option, $50,000 principal amount of convertible notes of the Company plus any accrued interest for shares of the Company's common stock at $0.0001 par value per share at an exchange price of 57% of the lowest trading price of the Company's common stock during the five consecutive trading day period preceding the exchange date. From November 4, 2015 to December 4, 2015, the institutional investor converted $51,846, including $50,000 of principal and $1,846 of interest, into a total of 55,989,891 shares of the Company's common stock.

(B) On December 9, 2015, January 22, 2016 and February 24, 2016, the Company entered into note purchase agreements with an institutional investor to sell $100,000, $100,000 and $125,000 of TCA's notes, respectively. These notes are convertible at a price of 55% of the lowest trading price of the Company's common stock during ten consecutive business days prior to the conversion date. From December 10, 2015 to March 31, 2016, the institutional investor converted $324,990 of the note into a total of 248,696,508 shares of the Company's common stock.

The balance of total obligation to TCA was $714,722, including the principal of $661,032 and accrued interest added to principal of $53,690, as of March 31, 2016. The Company has accrued principal, unpaid interest and other fees and charges of $763,257, advisory fees of $270,900, and other legal expenses of $40,342 as of September 30, 2015. TCA, upon execution of the settlement agreement, agreed to have its counsel to file a Conditional Joint Stipulation of Dismissal Without Prejudice with respect to the Pending Litigation the parties involved. Consequently, the case was settled and dismissed pursuant to the Stipulation of Settlement entered into between the parties. The Court reserved jurisdiction for enforcement of the settlement terms. Also see Note 6 for derivative liabilities and Note 12 for discussion related to subsequent TCA replacement note issuance and assignment.

(2)             On April 7, 2014, China Direct Investments borrowed $600,000 from Kong Tung, who was the former Director of the Company and resigned his position as a Director of the Company on March 26, 2015. On January 7, 2015, the Company and Kong Tung entered into an amendment to promissory note, where the maturity date of the note is extended to December 31, 2015 and a conversion option is added. Pursuant to the amendment to promissory note, after the maturity date of the note, the note holder shall have the right, at any time and from time to time, to convert the outstanding principal amount and accrued interest into CDII's common stocks. The conversion price shall be equal to 85% of the closing price CDII common stock on the date of conversion. On October 14, 2015, the Company entered into a note purchase agreement with an institutional investor to sell $600,000 of Kong Tung's note together with accrued interest of $214,000 depending on the funding of the investor. Pursuant to the purchase agreement, the Company shall repay the institutional investor the principal of $600,000 with interest at the rate of 8% per year starting from October 14, 2015, and the institutional investor has the option to convert all or portion of the unpaid principal balance, together with any accrued interest and any fees or charges, into the Company's common stocks at a 40% discount to the lowest closing price of the common stock during the 10 trading day period preceding the conversion date. From October 20, 2015 to December 11, 2015, the institutional investor purchased $247,000 of the note and converted a total of 220,000,000 shares of the Company's common stock, equivalent to a debt principal of $241,500. On October 15, 2015, Kong Tung and an institutional investor entered into note purchase agreements to sell $50,000 out of the remaining Kong Tung's convertible note. The notes bear an interest rate of 12% with a maturity date of October 15, 2016. The conversion price of the note is 55% of the lowest trading price of the Company's common stock during the 10 consecutive trading days prior to the conversion date. The institutional investor converted all the principal of $50,000 and accrued interest of $6,000 of the note into a total of 40,652,958 shares of the Company's common stock by December 31, 2015. On March 28, 2016, Kong Tung and an institutional investor entered into note purchase agreements to sell $100,000 out of the remaining Kong Tung's convertible note. The convertible note bears an annual interest of 12% with a maturity date of March 24, 2017. This agreement was not closed as of March 31, 2016, see Note 12 for more discussion.

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016

(3)           On October 13, 2015, the Company issued a convertible promissory note to an institutional investor and the principal is up to $150,000 with a 10% original discount. The consideration to be received is up to $135,000 with $25,000 payable at closing of the note and up to $110,000 upon mutual agreement. The conversion price is 60% of the lowest trade price in the 25 trading days previous to the conversion date. The Company has the option to pre-pay the loan within 90 days with no interest. After 90 days, the note will bear a 12% one-time interest charge. This note becomes due and payable on October 12, 2017. On October 13, 2015, the Company received a part of this loan of $25,000 in cash after deducting $2,778 of original discount. See Note 12 for more discussion of conversion.

(4)           On October 15, 2015, the Company issued a convertible promissory note for the amount of $25,000 to an institutional investor, at a 10% annual interest rate. This note provides conversion features equal to 55% of the lowest trading price of the Company's common stock during the 10 consecutive trading days prior to the date of conversion. This note becomes due and payable on October 15, 2016. The sum of $20,000 shall be remitted and delivered to the Company and the remaining $5,000 shall be retained by the purchaser through an original issue discount for due diligence and legal bills related to the transaction. Additional interest will accrue from the date of event of default at the rate equal to the lower of 18% per annum or the highest rate permitted by law. See Note 12 for more discussion of conversion.

On October 20, 2015, the Company issued a convertible promissory note for the amount of $40,000 to an institutional investor, at a 10% annual interest rate. This note provides conversion features, and the conversion price is the lower of (1) the closing sale price of the common stock on the principal market on the trading day immediately preceding the closing date, and (2) 60% of the lowest trading price of the Company's common stock during the 20 consecutive trading days prior to the date of conversion. This note becomes due and payable on October 20, 2016 and is guaranteed by all the subsidiaries of the Company. See Note 12 for more discussion of conversion.

On October 22, 2015, the Company issued a convertible note to an institutional investor for the principal amount of $25,000 with interest rate of 8% and maturity date of October 22, 2016. The holder of the note is entitled to convert the note into the Company's common stock, after 180 days and cash payment at a price equals to 60% of the lowest trading price for the last 20 trading days prior to conversion. On October 22, 2015, the Company received $23,000 in cash and $2,000 was retained by the institutional investor through an original issue discount for due diligence and legal bills related to this transaction. See Note 12 for more discussion of conversion.

On December 9, 2015, the Company issued a convertible promissory note for the amount of $120,000 to an institutional investor, at a 12% annual interest rate. Original discount was set equal to 20% of any consideration paid. This note provides conversion features equal to 55% of the lowest trading price of the Company's common stock during the 10 consecutive trading days prior to the date of conversion. 15% additional cumulative discount of the conversion price can be charged under certain circumstances. This note becomes due and payable on December 9, 2016. In any event of default, additional interest will accrue at the rate equal to the lower of 22% per annum or the highest rate permitted by the law.

On January 25, 2016, the Company issued a convertible promissory note for the amount of $35,000 to an institutional investor, at a 12% annual interest rate. This note becomes due and payable on January 25, 2017. This note provides conversion features equal to 55% of the lowest trading price of the Company's common stock during the 10 consecutive trading days prior to the date of conversion. The sum of $27,000 shall be remitted and delivered to the Company and the remaining $8,000 shall be retained by the purchaser through an original issue discount for due diligence and legal bills related to the transaction.

On February 24, 2016, the Company issued a convertible promissory note for the amount of $55,000 to an institutional investor, at a 10% annual interest rate. This note becomes due and payable on February 24, 2017. This note provides conversion features equal to 55% of the lowest trading price of the Company's common stock during the 10 consecutive trading days prior to the date of conversion. The sum of $45,000 shall be remitted and delivered to the Company and the remaining $10,000 shall be retained by the purchaser through an original issue discount for due diligence and legal bills related to the transaction.

On March 2, 2016, the Company issued a convertible promissory note for the amount of $56,750 to an institutional investor, at a 10% annual interest rate and default interest rate at 24%. This note becomes due and payable on December 2, 2016. This note provides conversion features equal to 55% of the lowest trading price of the Company's common stock during the 25 consecutive trading days prior to the date of conversion. On March 11, 2016, the Company received $45,000 in cash and $11,750 was retained by the institutional investor through an original issue discount for due diligence and legal bills related to this transaction.

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016

The interest expense and interest expense - related parties for the loans amounted to $548,857 and $78,654, including amortization of debt discount in the amount of $407,071 and $0, for the three months ended March 31, 2016 and 2015, respectively. For the six months ended March 31, 2016 and 2015, the interest expense and interest expense - related parties for the loans amounted to $1,482,486 and $534,348, including amortization of debt discount in the amount of $1,231,147 and $361,452, respectively.

NOTE 6 - DERIVATIVE LIABILITIES

Convertible Notes

As described in Note 5, the Company defaulted on its loan with TCA which triggered the variable conversion option on the loan. In addition, during the six months ended March 31, 2016, the Company issued several convertible notes with variable conversion price. The conversion options embedded in the convertible notes contain no explicit limit to the number of shares to be issued upon agreements and as the result are classified as a liability under ASC 815. The Company accounted for the embedded conversion option in accordance with ASC 815-40, which requires the Company to bifurcate the embedded conversion options as liability at the date the notes become convertible and to record changes in fair value relating to the conversion option liabilities in the statement of operations and comprehensive income as of each subsequent balance sheet date. The debt discounts related to the convertible notes are amortized over the life of the note using the effective interest method. The Company's conversion option liabilities are valued using Black Scholes pricing models. Where possible, the Company verifies the values produced by its pricing models to market prices. Valuation models require a variety of inputs, including contractual terms, market prices, yield curves, credit spreads, measures of volatility and correlations of such inputs. These consolidated financial liabilities do not trade in liquid markets, and as such, model inputs cannot generally be verified and do involve significant management judgment. Such instruments are typically classified within Level 3 of the fair value hierarchy.

On October 15, 2015, the Company and TCA entered into a settlement agreement pursuant to which the note was no longer in default. Therefore the note became not convertible as the note is convertible upon default pursuant to the settlement agreement. The fair value of derivative liabilities due to the embedded conversion option was re-measured to be $710,425 on October 15, 2015 and was written off to gain on settlement of convertible note which was included in change in fair value of derivative liabilities. The carrying amounts of the derivative liabilities for the embedded conversion option on the TCA note were $0 and $489,031, respectively, as of March 31, 2016 and September 30, 2015. On October 26, 2015, the Company entered into a master exchange agreement with an institutional investor. Pursuant to the exchange agreement, the institutional investor shall exchange, at its option, $50,000 principal amount of convertible notes of the Company plus any accrued interest for shares of the Company's common stock at $0.0001 par value per share at an exchange price of 57% of the lowest trading price of the Company's common stock during the five consecutive trading day period preceding the exchange date. On December 9, 2015, January 22, 2016 and February 24, 2016, the Company entered into note purchase agreement with an institutional investor to sell $100,000, $100,000 and $125,000 of this TCA loan, respectively. These notes are convertible at a price of 55% of the lowest trading price of the Company's common stock during 10 consecutive business days prior to the conversion date. During three and six months ended on March 31, 2016, a total of $225,000 and $374,990 of loan from TCA, subsequently assigned to two institutional investors, together with accrued interest and other fees of $0 and $1,846, was converted into 166,008,061 and 304,686,399 shares of the Company's common stock, respectively. During three and six months ended on March 31, 2016, derivative liability of $457,630 and $1,312,546 was initially created due to the loans assigned to two institutional investors containing variable conversion option and the amount of $547,860 and $1,917,348 was re-measured on the date of conversions and written off to additional paid-in capital as a result of the conversion, respectively. The remaining principal of TCA note assigned to institutional investors which is convertible amounted to $10 and the fair value of the derivative liabilities related to the embedded conversion option was $22 as of March 31, 2016.

As described in Note 5, during three and six months ended on March 31, 2016, a total of $281,700 of the $500,000 loan from Yewen Xi was converted into 90,000,000 shares of the Company's common stock, respectively. Derivative liability of $616,633 was initially created due to the loans containing variable conversion option and the amount of $343,816 was re-measured on the date of the conversions and written off to additional paid-in capital as a result of the conversion, for three and six months ended on March 31, 2016. The remaining principal of Yewen Xi's $500,000 note amounted to $218,300 and the fair value of the derivative liabilities related to the embedded conversion option was $274,847 as of March 31, 2016.

As described in Note 5, during three and six months ended on March 31, 2016, a total of $0 and $291,500 of $600,000 loan from Kong Tung, subsequently assigned to institutional investors, together with accrued interest and other fees of $6,000 was converted into 0 and 260,652,958 shares of the Company's common stock, respectively. Derivative liability of $0 and $804,611 was initially created due to the loans assigned to institutional investors containing variable conversion option and the amount of $0 and $2,091,241 was re-measured on the date of the conversions and written off to additional paid-in capital as a result of the conversion, respectively, for three and six months ended on March 31, 2016. The remaining principal of Kong Tung note amounted to $308,500 and the fair value of the derivative liabilities related to the embedded conversion option was $91,879 as of March 31, 2016.

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016

As described in Note 5, during three and six months ended on March 31, 2016, the Company issued multiple convertible promissory notes to the multiple institutional investors and the aggregate principal is $146,750 and $359,528. The fair value of derivative liabilities related to the embedded conversion option was initially determined to be $2,087,649 on the date of issuance and subsequently determined to be $767,621 as of March 31, 2016.

The fair value of the instruments was determined by using Black-Scholes option-pricing model based on the following assumptions: dividend yield of 0%, volatility of 166%-1499%, risk free rate of 0.00%-0.72%, and an expected term of 0.05-2.00 year.

During the six months ended March 31, 2016, the fair value of the embedded conversion options determined using Black-Scholes option -pricing model as of the dates the notes became convertible was $4,821,438 and $1,774,000 was recorded as debt discount. The day one loss on derivative liabilities of $3,047,438 was recorded in change in fair value of derivative liabilities. $395,723 and $1,216,214 of debt discount due to embedded conversion option was amortized into interest expense for the three and six months ended March 31, 2016, respectively. $0 and $361,452 of debt discount due to embedded conversion option was amortized into interest expense for the three and six months ended March 31, 2015.

The total change in fair value of derivative liabilities related to convertible notes described above amounted to income of $44,377 and income of $53,977 for the three months ended March 31, 2016 and 2015, respectively. The total change in fair value of derivative liabilities related to convertible notes described above amounted to expense of $3,223,741 and income of $84,524 for the six months ended March 31, 2016 and 2015, respectively.

 Warrants and Convertible Preferred Stock

On September 4, 2015, as compensation for services, the Company granted the consultant, Shaoying Wang, the warrant ("warrant A") to purchase 5,000,000 shares of the Company's common stock. 5,000,000 shares of the Company's warrant became exercisable immediately and the exercise price is fixed at $0.023. On December 10, 2015, warrant A was excised and the Company received proceeds of $116,000. Pursuant to the January 14, 2016 amendment to the consulting agreement dated September 4, 2015, the Company granted Shaoying Wang additional warrant ("warrant C") to purchase10,000,000 shares of the Company's common stock for a fixed exercise price at $0.0032. On February 25, 2016, warrant C was excised and the Company received proceeds of $32,000. The Company considered derivative accounting under ASC 815-15 "Derivatives and Hedging" and determined that the warrant should be classified as liability as the warrant was tainted due to the indeterminate number of shares to be delivered upon settlement of the above convertible notes. The Company's derivative liabilities related to warrant A and warrant C are valued using Black Scholes pricing models on the following assumptions: dividend yield of 0%, volatility of 167%-255%, risk free rate of 0.49%-0.90%, and an expected term of 1.85-2.33 year.

As of March 31, 2016 and September 30, 2015, the carrying amounts of the derivative liabilities for warrant A and warrant C were $0 and $98,870, respectively. The net changes in fair value of derivative liabilities of warrant A and warrant C were income of $0 and $98,870 during the three and six months ended March 31, 2016.

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
March 31, 2016

The Company used maximum value method to determine the fair value of derivative liabilities related to warrants B and preferred stock conversion option.

As of March 31, 2016 and September 30, 2015, the carrying amounts of the derivative liabilities for warrant B were $2,100 and $18,744, respectively. As of March 31, 2016 and September 30, 2015, the carrying amounts of the derivative liabilities for preferred stock conversion option were $6,794,446 and $2,603,626, respectively. The net changes in fair value of derivative liabilities of warrant B and preferred stock during the periods were income of $3,896,857 and expense of $4,174,176 during the three and six months ended March 31, 2016, respectively, and income of $220,563 and $665,360 during the three and six months ended March 31, 2015.

Below is the reconciliation of the fair value of the Company's derivative liabilities during the six months ended March 31, 2016:

Beginning balance as of September 30, 2015	$3,210,271
Additions due to debt discount on convertible notes	1,774,000
Additions due to warrant derivative liabilities	32,000
Write-off of derivative liabilities due to conversion of convertible notes	(4,352,404)
Write-off of derivative liabilities due to exercise of warrants	(32,000)
Change in the fair value of derivative liabilities
(Gain) or loss related to derivative liabilities being marked to market	4,962,034
Write-off of derivative liabilities due to settlement of TCA note	(710,425)
Day one loss related to embedded conversion option	3,047,438
Ending balance as of March 31, 2016	$7,930,914

NOTE 7 - RELATED PARTY TRANSACTIONS

List of Related Parties

We have specified the following persons and entities as related parties with ending balances as of March 31, 2016 and September 30, 2015:

-	Xiaowen Zhuang, a management member of CDI Shanghai Management and brother of James (Yuejian) Wang;
-	James (Yuejian) Wang, the CEO, CFO and sole member of the Board of Directors of the Company;
-	Lawrence Wang, the brother of James (Yuejian) Wang; and
-	Dragon Capital Group, Corp. ("Dragon Capital"), a company organized under the laws of Nevada, USA, the principal owner of Dragon Capital is Lawrence Wang;

As of March 31, 2016, loan payables and other payables - related parties were $782,103 consisting of loan payables - related parties of $404,282 and other payables - related parties of $377,821 as set forth below:

Loan Payables - Related Parties

At March 31, 2016 and September 30, 2015, loan payables - related party was for working capital purposes, which were $404,282 and $388,082, respectively, as follows:

CD International Subsidiary	Related Party	March 31, 2016	September 30, 2015
China Direct Investments	James (Yuejian) Wang	$404,282	$388,082
Total Loan Payables-Related Parties		$404,282	$388,082

From time to time, China Direct Investments borrowed funds from James (Yuejian) Wang. At March 31, 2016 and September 30, 2015, CDII owed James Wang a total of $404,282 and $388,082, including aggregate principal loan amount of $300,000 and accrued interest of $104,282 and $88,082, respectively. The loans bear interest at 12% per annum with principal of $300,000 originally due on September 30, 2014. On September 12, 2014, James (Yuejian) Wang entered into Addendum I to the note agreement and agreed that the Company shall have the option to pay back to the lender the principal amount and all accrued interest upon maturity date in form of the Company's common stock valued at $0.05 per share. The Company did not elect to pay off the loan in common stock. On December 22, 2015, both parties entered into Addendum II to the note agreement and the maturity date was extended to September 30, 2016 with the same terms and conditions of the original note.

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016

Other Payables - Related Parties

Other payables - related party represent expenses paid by related parties on behalf of the Company as well as expenses incurred by related parties in the common course of business. The balances as of March 31, 2016 and September 30, 2015 were $377,821 and $381,354, respectively, as follows:

CD International Subsidiary	Related Party	March 31, 2016	September 30, 2015
China Direct Investments	James (Yuejian) Wang	$310,822	$331,935
CDI Shanghai Management	Xiaowen Zhuang	60,795	43,124
CDI Shanghai Management	Dragon Capital	6,204	6,295
Total Other Payable-Related Parties		$377,821	$381,354

Revenue - Related Party

The Company provided consulting service to one of its related companies, Dragon Capital. The consulting revenues of $21,375 and $10,000, $45,249 and $13,750 were recognized for the three and six month ended March 31, 2016 and 2015, respectively.

NOTE 8 - CAPITAL STOCK

Preferred Stock and Related Dividends

        Effective March 25, 2016, the Company's total number of shares of preferred stock authorized increased from 10,000,000 to 20,000,000 shares, par value $.0001, pursuant to the unanimous approval of the board of directors on March 8, 2016. As of March 31, 2016 and September 30, 2015, there were 1,006 shares of series A convertible preferred stock outstanding. The series A preferred stock has a stated value per share of $1,000, carries an 8% per annum dividend rate payable quarterly in arrears on January 1, April 1, July 1 and October 1 (each a "dividend date").  The dividends can be paid in cash or shares of our common stock, at our option, subject to certain provisions, on each dividend date. The holders are entitled to convert any whole number of preferred shares, plus the amount of any accrued but unpaid dividends per preferred share then remaining into the Company's common stock at the conversion rate which equals to the quotient of (i) the sum of the stated value and additional amount divided by (ii) the conversion price which was initially $7.00. The additional amount is calculated using a formula to represent the accrued but unpaid dividend. The terms of the Series A preferred stock provide that if we sell common stock at a price per share less than the then conversion price of the preferred stock, then we are required to reduce the conversion price of the series A convertible preferred stock to the lower price of the subsequent sale. Since we have issued securities at prices lower than the exercise price of the $7.00 per share conversion price of the series A preferred stock, we reduced the exercise price of those outstanding securities. The conversion price of the preferred stock is subject to adjustment, and therefore requires the conversion feature to be treated as derivative liabilities as provided under EITF 07-05. See Note 6 for discussion on derivative liabilities.

The dividends calculated at $20,130 per quarter are payable in cash or shares of our common stock at our option subject to certain provisions. If paid in shares of common stock, the stock shall be valued at the lower of the conversion price or the average of the weighted average price of the 10 consecutive trading days immediately preceding the dividend date. During the six months ended March 31, 2016 and 2015, we did not pay off dividends in cash or our common stock on our series A convertible preferred stock. As of March 31, 2016 and September 30, 2015, accrued dividend payable is $189,009 and $148,749, respectively. See Note 12 for more discussion of conversion.

Common Stock

Effective March 25, 2016, the Company's total number of shares of common stock authorized increased from 1,000,000,000 to 2,500,000,000 shares, par value $.0001, pursuant to the unanimous approval of the board of directors on March 8, 2016. At March 31, 2016, there were 784,052,431 shares of common stock issued and outstanding and there were 100,213,074 shares of common stock issued and outstanding at September 30, 2015.
During the six months ended March 31, 2016, the Company issued a total of 683,839,357 share of our common stock comprised of: 13,500,000 shares of our common stock to consultants for services, valued at $81,100; 655,339,357 shares of common stocks for the convertible notes on Note 5, valued at $956,036 and derivative liabilities written off into additional paid-in capital due to debt conversions of $4,384,404. The Company also issued 15,000,000 shares in connection with the exercise of 15,000,000 stock options for consideration in the total of $148,000 of common stock, and the Company received the proceeds of the exercise of options in the amount of $116,000 on December 10, 2015 and $32,000 February 25, 2016, respectively.

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016

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

On September 4, 2015, as compensation for services, the Company granted the consultant, Shaoying Wang, the warrant ("warrant A") to purchase 5,000,000 shares of the Company's common stock. The warrant became exercisable immediately and the exercise price is fixed at $0.023. On December 10, 2015, warrant A was excised and the Company received proceeds of $116,000. Pursuant to the January 14, 2016 amendment to the consulting agreement dated September 4, 2015, the Company granted Shaoying Wang additional warrant ("warrant C") to purchase10,000,000 shares of the Company's common stock for an fixed exercise price at $0.0032. On February 25, 2016, warrant C was excised and the Company received proceeds of $32,000. Also see Note 6.

The Company recognized a total of $20,087 and $48,534 stock option expenses for six month ended March 31, 2016 and 2015, respectively. The value of option was calculated using Black Scholes Option Pricing Model based upon the following assumptions: dividend yield of 0%, volatility of 120% - 176%, risk free rate of 0.36% - 1.20%, and an expected term of 1.17 to 4.5 years.

The following table sets forth our stock option activities during the six months ended March 31, 2016:

Description	Shares underlying options	Weighted average exercise price
Balance at September 30, 2015	9,000,000	$0.05
Outstanding and exercisable at September 30, 2015	6,000,000	$0.05
Balance at March 31, 2016	9,000,000	$0.05
Outstanding and Exercisable at March 31, 2016	6,000,000	$0.05

As of March 31, 2016 and September 30, 2015, we had 9,000,000 and 6,000,000 shares underlying options outstanding and exercisable, respectively.

The remaining contractual life and exercise price of options outstanding and exercisable at March 31, 2016 are as follows:

Number of options outstanding and exercisable	Exercise price	Remaining contractual life (Years)
3,000,000	$0.050	1.50
3,000,000	0.050	2.50
6,000,000	$0.050

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016

Common Stock Purchase Warrants

On September 4, 2015, 5,000,000 warrants with an exercise price of $0.023, expiring on December 31, 2017, were issued to a consultant for services provided. The Company received the proceeds in the amount of $116,000 on December 11, 2015. On January 14, 2016, due to amendment to the consulting agreement dated September 4, 2015, the Company issued additional 10,000,000 shares warrants with an exercise price of $0.0032. The Company received proceeds of $32,000 from exercise of the 10,000,000 shares warrants on February 25, 2016. Also see Note 6.

A summary of the status of our outstanding common stock purchase warrants granted as of March 31, 2016 and changes during the period is as follows:

	Shares underlying warrants	Weighted average exercise price
Outstanding and exercisable at September 30, 2015	5,777,778	$0.29
Granted	10,000,000	0.0032
Excised	(10,000,000)	0.0032
Excised	(5,000,000)	0.023
Outstanding and exercisable at March 31, 2016	777,778	$2.00

The following information applies to all warrants outstanding and exercisable at March 31, 2016.

Number of Warrants outstanding and exercisable	Exercise Price	Remaining contractual life (Years)
777,778	$2.00	0.26
777,778	$2.00	0.26

NOTE 9 - SEGMENT INFORMATION

For the three and six months ended March 31, 2016 and 2015, the Company operated in two reportable business segments - (1) Mineral Trading segment, where we sell and distribute of a variety of products, including iron ore products, non-ferrous metals, recycled materials, and industrial commodities, and (2) Consulting segment where we provide business and financial consulting services to U.S. public companies that operate primarily in China. The Company's reportable segments are strategic business units that offer different products. They are managed separately based on the fundamental differences in their operations.  Information with respect to these reportable business segments for the three and six months ended March 31, 2016 and 2015 are as follows:

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016

Revenues:	For the Three Months Ended March 31, 2016	For the Three Months Ended March 31, 2015	For the Six Months Ended March 31, 2016	For the Six Months Ended March 31, 2015
Mineral Trading	$-	$-	$-	$-
Consulting	48,772	57,475	82,987	172,416
Include: revenues from related parties	21,375	10,000	45,249	13,750
Total revenue:	$48,772	$57,475	$82,987	$172,416

Depreciation:
Mineral Trading	$-	$-	$-	$-
Consulting	3,049	5,436	8,804	10,445
Total depreciation:	$3,049	$5,436	$8,804	$10,445

Interest expenses and interest expenses - related parties:
Mineral Trading	$-	$-	$-	$-
Consulting	548,857	78,654	1,482,486	534,348
Total interest expenses and interest expenses - related parties:	$548,857	$78,654	$1,482,486	$534,348

Net income (loss) from continuing operations:
Mineral Trading	$(500)	$(2,683)	$(500)	$(15,951)
Consulting	2,993,799	(319,901)	(9,483,322)	(752,424)
Total net income (loss) from continuing operations:	$2,993,299	$(322,584)	$(9,483,822)	$(768,375)

Total tangible assets by segment as of March 31, 2016 and September 30, 2015 are as follows:

	March 31, 2016	September 30, 2015
Mineral Trading	$-	$-
Consulting	53,396	63,088
Total tangible assets	$53,396	$63,088

NOTE 10 - DISCONTINUED OPERATIONS

Subsidiaries Disposed

In April 2015, the Company sold its entire 95% equity interest in CDI Jingkun Zinc and 100% equity interest in CDI Metal to Xiaowen Zhuang, a management member and the brother of James (Yuejian) Wang, the CEO of the Company. The Company also sold its 100% equity interest in CDI Jixiang Metal to Dragon Capital, a related party company. As a result, results of operations, financial position and cash flows associated with CDI Jingkun Zinc, CDI Metal and CDI Jixiang Metal are reported as discontinued operations for all periods presented. During the fourth quarter of fiscal year 2015, the Company also disposed CDII Chile and the Chilean government has granted the Company the approval to officially close down the business on July 31, 2015. As a result, results of operations, financial position and cash flows associated with CDI Chile are reported as discontinued operations for all periods presented.

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016

Summarized Financial Information for Discontinued Operations

The following table presents the results of discontinued operations for the three and six months ended March 31, 2016 and 2015:

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2016	2015	2016	2015
Revenues	$-	$-	$-	$-
Cost of revenues	-	-	-	-
Loss before income taxes	-	-	-	(19,033)
Income tax expense	-	-	-	-

Loss from discontinued operations, net of taxes	-	-	-	(19,033)
Gain (loss) from disposal, net of taxes	-	-	-	-
Total loss from discontinued operations, net of taxes	$-	$-	$-	$(19,033)

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

Legal Contingencies

Our wholly owned subsidiaries, China Direct Investments and Capital One Resource Co., Ltd., and our Company are involved in the following derivative action by shareholder Frederick Siegmund ("Plaintiff") of Linkwell Corporation, Ltd. ("Linkwell"):

On January 9, 2013, Plaintiff filed a petition in the United States District Court for the Southern District of Florida (Case No. 12-cv-62539-WJZ) to complain that Linkwell's directors (Director Defendants) breached their fiduciary duties to Linkwell and its shareholders by entering into a transaction intended to obscure their "secret transfer" of Linkwell's valuable subsidiaries to themselves or entities they control or Ecolab, Inc. without fair compensation being paid to Linkwell and by causing Linkwell to file and disseminate materially misleading information. In addition, Plaintiff contended that the "Non-Director Defendants" - including the Company and its subsidiaries, China Direct Investments and Capital One Resource Co., Ltd. - aided and abetted those breaches and conspired with the Director Defendants to commit those breaches. The Plaintiff also contended that all defendants were unjustly enriched and were liable for attorney's fees. China Direct Investments and Capital One Resource Co., Ltd.  are alleged to have acted as consultants who were the "principal moving force" behind the challenged transaction, for which consulting services each is alleged to have received shares of Linkwell common stock.

Subsequent to the filing of the initial complaint, Linkwell's Board of Directors unwound the challenged transaction and the shares received by China Direct Investments and Capital One Resource Co., Ltd. were returned to Linkwell. The Company, as well as China Direct Investments and Capital One Resource Co., Ltd., has denied all liabilities and intends to contest the matter vigorously. On April 11, 2016, the Court dismissed the Plaintiff's derivative against all defendants, including, but not limited to, the Company, China Direct Investments and Capital One Resource Co., Ltd., for lack of subject matter jurisdiction insofar as the Plaintiff no longer has standing to maintain the derivative suit under Florida and federal law. On April 21, 2016, the Plaintiff filed a Motion for Reconsideration of the Court's Order Dismissing Action for Lack of Standing.

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016

NOTE 12 - SUBSEQUENT EVENTS

On April 5, 2016, the Company issued a convertible promissory note for the amount of $60,000 to an institutional investor, at a 10% annual interest rate. This note becomes due and payable on April 5, 2017. This note provides conversion features equal to 55% of the lowest trading price of the Company's common stock during the 10 consecutive trading days prior to the date of conversion. On April 8, 2016, the Company received $50,000 in cash and $10,000 was retained by the institutional investor through OID.

On April 12, 2016, the Company issued 3,684,211 shares of restricted common stock to a consultant for the consulting fee of $7,000 pursuant to the service agreement dated April 11, 2016.

On April 15, 2016, the Company entered into a note purchase agreement with an institutional investor to sell $25,000 of Yewen Xi's note, at a 12% annual interest rate. This note provides conversion features equal to 55% of the lowest bid price of the Company's common stock during the thirty trading days ending on the latest completed trading day prior to the date of conversion. As of May 16, 2016, the institutional investor converted all $25,000 of this note into 111,863,635 shares of the Company's common stock.

On April 18, 2016, the Company issued 25,000,000 shares of common stock, value at $32,000 as a partial payment for dividends on our series A convertible preferred stock.

On April 19, 2016, the Company entered into note purchase agreement with two institutional investors to sell $30,000 and $40,000 of Yewen Xi's note. These notes provide conversion features equal to 55% of the lowest trading price of the Company's common stock during the 15 consecutive trading days prior to the date of conversion. As of May 13, 2016, the institutional investors converted all $30,000 into 32,275,416 shares of the Company's common stock and all $40,000 and accrued interest into 169,202,272 shares of the Company's common stock.

On April 19, 2016, the Company issued a convertible promissory note for the amount of $15,000 to an institutional investor, at a 12% annual interest rate. This note becomes due and payable on January 19, 2017. This note provides conversion features equal to 55% of the lowest trading price of the Company's common stock during the 15 consecutive trading days prior to the date of conversion. On April 29, 2016, the Company received $13,500 in cash and $1,500 was retained by the institutional investor through OID.

On April 20, 2016, the Company issued a convertible promissory note for the amount of $24,000 to an institutional investor, at a 8% annual interest rate. This note becomes due and payable on April 20, 2017. This note provides conversion features equal to 55% of the lowest trading price of the Company's common stock during the 15 consecutive trading days prior to the date of conversion. On April 28, 2016, the Company received $22,000 in cash and $2,000 was retained by the institutional investor through OID.

On April 20, 2016, the Company issued 30,501,088 shares of common stock to an institutional investor to pay off the principal of the note in the amount of $27,778 and all accrued interest of $3,333.

As described in Note 5, on March 28, 2016, Kong Tung and an institutional investor entered into note purchase agreements to sell $100,000 out of the remaining Kong Tung's convertible note. As of May 16, 2016, the institutional investor converted a total of $80,989 of this note into 236,976,385 shares of the Company's common stock.

As described in Note 5, on October 20, 2015, the Company issued a convertible note to an institutional investor for the principal amount of $40,000 with interest rate of 10% and maturity date of October 20, 2016. As of May 16, 2016, the institutional investor converted a totaling of $17,550 of this note into 60,000,000 shares of the Company's common stock.

As described in Note 5, on October 15, 2015, the Company issued a convertible note to an institutional investor for the principal amount of $25,000 with interest rate of 10% and maturity date of October 15, 2016. As of May 16, 2016, the institutional investor converted a total of $12,700 of this note into 57,727,273 shares of the Company's common stock.

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016

As described in Note 5, on October 22, 2015, the Company issued a convertible note to an institutional investor for the principal amount of $25,000 with interest rate of 8% and maturity date of October 22, 2016. As of May 16, 2016, the institutional investor converted a total of $15,000 of this note into 33,068,783 shares of the Company's common stock.

On April 29, 2016, the Company entered into note purchase agreement with an institutional investors to sell $30,000 of Yewen Xi's note. This note provides conversion features equal to 55% of the lowest trading price of the Company's common stock during the 15 consecutive trading days prior to the date of conversion. As of May 16, 2016, the institutional investors converted $21,788 into 83,724,584 shares of the Company's common stock.

On April 29, 2016, the Company filed a registration statement on Form S-8 to register 100,000,000 shares of the Company's common stock of the 2016 Employee and Consultant Stock Incentive and Compensation Plan.

On April 29, 2016, 20,000,000 shares of common stock was issued to an employee for total value of $26,000 pursuant to the 2016 Employee and Consultant Stock Incentive and Compensation Plan.

Effective April 30, 2016, the Company closed the acquisition of 100% ownership interest in China Manor Assets Investment Management Company, Ltd. ("CMAIM") in exchange for the 1,670,000 shares of the Company's Series G convertible preferred stock. The preferred stock can be converted to Company's common stock upon a listing of the Company's common stock on NYSE or NASDAQ. The convertibility ratio is one share of the preferred stock to one thousand shares of Company's common stock. Each share of the preferred stock has the voting rights of 1,000 shares of Company common stock; and, thus, Xiangjun Wang, the sole equity owner of CMAIM, will be able to vote approximately 70% of the Company's common stock and control the Company. CDII has issued to Mr. Xiangjun Wang, the sole equity owner of CMAIM, 1,670,000 shares of company's Series G Convertible Preferred Stock on April 30, 2016.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

The following discussion and analysis of our consolidated financial condition and results of operations for the three and six months ended March 31, 2016 and 2015 should be read in conjunction with the consolidated financial statements and other information presented in our Annual Report on Form 10-K for the year ended September 30, 2015 as filed with the Securities and Exchange Commission on January 22, 2016 and with the consolidated financial statements and other information presented in this Quarterly Report on Form 10-Q.

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

OUR OUTLOOK

A significant portion of our business and operations are in China and, accordingly, its national economy plays a significant role in our results of operations. During the first quarter of calendar year 2016, the growth of Chinese economy was 6.7% while China's economy grew by 6.9% in 2015. Furthermore, China's central bank has cut interest rates five times since November 2014, and has taken other steps to free banks to lend more. The Chinese government has pledged to spend hundreds of billions of dollars in 2015 and 2016 on new infrastructure projects, including rail lines and water treatment plants to help lift growth.

According to Ministry of Commerce of China, in the first quarter of calendar year 2016, China's import and export totaled $802 billion with a year-on-year decrease of 11.3%. China's export was $464 billion, and its import was $338 billion, down by 9.6% and 13.5% respectively, with trade surplus of $126 billion. In March 2016, China's import and export totaled $292 billion with a year-on-year increase of 2.0%. China's export was $161 billion, up by 11.5%, and its import was $131 billion, down by 7.6%, with trade surplus of $30 billion. The first quarter of calendar year 2015, China's import and export totaled $904 billion, with a year-on-year decrease of 6.3%. China's export was $514 billion, up by 4.7% and its import was $390 billion, decreased by 17.6%, with trade surplus of $124 billion. In March 2015, China's import and export totaled US$ 286 billion, down by 13.8% year on year. Export was $145 billion, down by 15.0%, and import was $141 billion, down by 12.7%, with trade surplus of $3 billion.

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

Due to surplus of Iron Ore in Chinese ports, the shutdown of many steel mills in China for environmental reasons, and with an overall lower performing GDP and performance of the Chinese economy, the iron ore price has dropped substantially in the past quarter. Likewise, the major global Iron Ore producers have opened up new mining sites and expect to increase deliveries throughout 2015, creating more supply in a market that requires less demand. We expect the copper market to be steady in 2016, due to production is generally seen as keeping pace with exceeding demand and inventories of a number of commodities are not low enough to bolster prices. Manganese Ore prices have been stable over the last quarter, creating a solid market for exporters, and we expect market will be stable in 2016. Worldwide demand for copper metal (produced from refined copper and recycled scrap) is projected to advance 4.7 percent per year to 37.2 million metric tons in 2019. Robust gains in building construction expenditures are expected to boost the use of copper wire, tube, and other mill products in applications such as building wire, plumbing, and architecture. Increased infrastructure investment, particularly in developing countries, will further benefit copper suppliers, as updates to national power grids drive the production of wire and cable. In addition, advances in global manufacturing output are expected to bolster the use of copper metal in industrial machinery, domestic appliances, and other durable goods. Nevertheless, competition from competitive materials, such as plastic pipe in plumbing applications, will restrain faster overall growth. Global production of refined copper is forecast to expand 4.6 percent per year to 29.1 million metric tons in 2019. The Asia/Pacific region is expected to see the fastest annual gains, led by increased output in China and India. North America is also projected to see copper mine output grow at a strong pace, supported by major expansions in Mexico and Canada. Advances in construction spending are also forecast to fuel copper demand in North America, particularly in the US, where building construction activity will significantly accelerate. More moderate increases in copper demand are forecast for Western Europe, where construction and manufacturing output will climb at a below average pace.

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

Starting from fiscal year 2016, our Consulting segment provides consulting services to Hongkong International Finance Investment Group, Ltd. These services include general business consulting, Chinese regulatory advice, mergers and acquisitions, strategic alliances and partnerships, advice on effective means of accessing U.S. capital markets and corporate asset evaluations.

GOING CONCERN

Our financial statements have been prepared assuming we will continue as a going concern. The report of our independent registered accounting firm on our financial statements for the year ended September 30, 2015 contained a qualification as to our ability to continue as a going concern. For the three months ended March 31, 2016, we reported a net gain of approximately $3.0 million, but for the six months ended March 31, 2016, the Company incurred a net loss from continuing operations of approximately $9.5 million. As of March 31, 2016 we had a working capital deficit of $12.7 million. For the three and six months ended March 31, 2016 our total revenues declined by approximately 15% and 52% from the comparable period during the three and six months ended March 31, 2015, respectively. In addition, we have a significant amount of short term loans and convertible notes payable, totaling $1.5 million from unrelated parties, which requires the Company to secure additional funds given the Company's current cash position. These, among other issues, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of these uncertainties.

RESULTS OF OPERATIONS

For the three and six months ended March 31, 2016 and 2015, subsidiaries included in continuing operations consisted of the following:

-                   CDI China, Inc
-                   International Magnesium Group, Inc.
-                   CDII Minerals, Inc.
-                   CDII Minerals de Peru SAC
-                   Empresa Minera CDII de Bolivia S.A.
-                   China Direct Investments, Inc.
-                   CDI Shanghai Management Co., Ltd.
-                   Capital Resource Management Co., Ltd.

Summary of Selected Consolidated Financial Information

	For the Three Months Ended March 31,
	2016		2015
	Amount	% of Revenues	Amount	% of Revenues	% Increase (Decrease)

Mineral Trading	$-	0%	$-	0%	(100%)
Consulting segment	48,772	100%	57,475	100%	(15%)
Consolidated Revenues	$48,772	100%	$57,475	100%	(15%)
Cost of revenues	12,888	26%	29,992	52%	(57%)
Gross profit	35,884	74%	27,483	48%	31%
Total operating expenses	404,409	829%	548,752	955%	(26%)
Net income (loss) from continued operations	$2,993,299	6,137%	$(322,584)	561%	1,028%

	For the Six Months Ended March 31,
	2016		2015
	Amount	% of Revenues	Amount	% of Revenues	% Increase (Decrease)

Mineral Trading	$-	0%	$-	0%	(100%)
Consulting segment	82,987	100%	172,416	100%	(52%)
Consolidated Revenues	$82,987	100%	$172,416	100%	(52%)
Cost of revenues	21,516	26%	30,027	17%	(28%)
Gross profit	61,471	74%	142,389	83%	(57%)
Total operating expenses	801,539	966%	1,186,809	688%	(32%)
Net income (loss) from continued operations	$(9,483,822)	11,428%	$(768,375)	446%	(1,134%)

Analysis of Operating Results by Segment

A summary of our comparative operating results by segment for the three and six months ended March 31, 2016 and 2015 is as follows:

Mineral Trading Segment	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
Total revenues	$-	$-	$-	$-
Cost of revenues	-	-	-	-
Gross profit	-	-	-	-
Total operating expenses	500	-	500	-
Operating income (loss)	$(500)	$-	$(500)	$-

Consulting Segment	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
Total revenues	$48,772	$57,475	$82,987	$172,416
Cost of revenues	12,888	29,992	21,516	30,027
Gross profit	35,884	27,483	61,471	142,389
Total operating expenses	403,909	548,752	801,039	1,186,809
Operating income (loss)	$2,993,799	$(322,584)	$(9,483,322)	$(768,375)

Revenues

Revenues in the three and six months ended March 31, 2016 decreased by 15% and 52%, as compared to the three and six months ended March 31, 2015, primarily due to the decreased revenue generated from our Consulting segment and we do not have revenue generated in our Mineral Trading segment.

Our Consulting segment revenues primarily consist of consulting and advisory service fees we received from certain publicly traded U.S. companies with their primary business operations located in the PRC. We receive a fixed number of shares of their marketable securities or fees from those client companies, including both recurring and one-time transaction fees for services provided to clients. Consulting segment revenues vary from period to period depending upon the timing, nature and scope of services we provide to a particular client and performance of our client companies' stock price. Our Consulting segment generated approximately $49,000 and $83,000 in revenues during the three and six months ended March 31, 2016, as compared to $57,000 and $172,000 during the three and six months ended March 31, 2015, respectively, primarily due to the declining value of our client companies' stock, coupled with a reduction in scope of consulting and transactional services provided to the new clients during the three and six months ended March 31, 2016.

Gross Profit

Our consolidated gross profit in the three and six months ended March 31, 2016 increased by approximately $8,000 and decreased by approximately $81,000 as compared to the three and six months ended March 31, 2015. Our consolidated gross profit margin is 74% for both period ended March 31, 2016, representing a 26% increase and 9% decrease compared to gross profit of 48% and 83% during the three and six months ended March 31, 2015, respectively. The increase in three month gross profit was primarily due to increase sales to our new client of our Consulting segment in China. The decrease in six month gross profit was primarily due to decrease in gross profit within our Consulting segment due to increased cost of revenue.

Total Operating Expenses

Total operating expenses, net of other operating income, decreased by approximately $144,000 and $385,000, or 26% and 33%, in the three and six months ended March 31, 2016, as compared to the three and six months ended March 31, 2015, respectively. The decrease was primarily due to a lower operational expense in both our Mineral Trading segment and Consulting segments in the three and six months ended March 31, 2016, as compared to the three and six months ended March 31, 2015.

Total operating expenses in our Consulting segment for the three months ended March 31, 2016 decreased by approximately $144,000, or 26% as compared to the three months ended March 31, 2015, primarily due to decrease accounting service fees and travel expenses. As compared with the three months ended March 31, 2016 to the three months ended March 31, 2015, we had a decrease of approximately $39,000 in employee payroll and employee compensation, a decrease of $105,000 in accounting service fee, a decrease of $56,000 bad debt expense, a decrease of $8,000 in office rent, and a decrease of $19,000 in travel expense and car rental expense, offset by an increase of $10,000 in public relation expenses, an increase of $21,000 in legal fees and an increase of $57,000 in consulting service fees.

Total operating expenses in our Consulting segment for the six months ended March 31, 2016 decreased by approximately $385,000, or 33% as compared to the six months ended March 31, 2015, primarily due to the expiration of our employment contract with several employees who served our client base for both our U.S. headquarters and China-based operations. As compared with the three months ended March 31, 2016 to the three months ended March 31, 2015, we had a decrease of approximately $96,000 in employee payroll and employee compensation, a decrease of $90,000 in accounting service fee, a decrease of $71,000 bed debt expense, a decrease of $14,000 in insurance expense, a decrease of $82,000 in consulting service fees, a decrease of $19,000 in office rent, and a decrease of $25,000 in travel expense and car rental expense, offset by an increase of $22,000 in public relation expenses.

General and administrative expenses in our Mineral Trading segment for the three and six months ended March 31, 2016 increased by approximately $500, as compared to zero of general and administrative expenses in the three and six months ended March 31, 2015. The increase in general and administrative expenses was to the result of none activity incurred in the suspended subsidiaries in South America, while minimal activities has occurred in US offices in the three months ended March 31, 2015.

Other Income (Expenses)

In the three months ended March 31, 2016, other income was approximately $3,362,000 as compared to other income of $199,000 in the three months ended March 31, 2015. As compared to the three months ended March 31, 2015, we have an increase of approximately $3.7 million in gain from change in fair market value of derivative liability related to our preferred stock, convertible notes and warrants, and an increase of approximately $11,000 for gain on revaluation of receivable and payable of marketable securities available-for-sale, offset by an increase of approximately $470,000 in interest expenses and interest expenses - related parties related to the amortization of debt discount, and an increase of approximately $38,000 for realized loss on marketable securities available-for-sale in the three months ended March 31, 2016.

In the six months ended March 31, 2016, other expense was approximately $8,744,000 as compared to other income of $276,000 in the six months ended March 31, 2015. As compared to the six months ended March 31, 2015, we have an increase of approximately $8.0 million in loss from change in fair market value of derivative liability related to our preferred stock, convertible notes and warrants, an increase of approximately $948,000 in interest expenses and interest expenses - related parties related to the amortization of debt discount, and an increase of approximately $91,000 for realized loss on marketable securities available-for-sale, offset by an increase of approximately $71,000 for gain on revaluation of receivable and payable of marketable securities available-for-sale in the six months ended March 31, 2016.

Income Taxes

In both three and six months periods ended March 31, 2016 and 2015, we did not record income tax, since the loss was significant.

Net Income (Loss) from Continuing Operations

Net income from continuing operations for the three months ended March 31, 2016 amounted to approximately $3.0 million as compared to net loss of $323,000 for the three months ended at March 31, 2015. The income primarily consisted of $3,362,000 in other income and offset by $369,000 in operating expense.

Net loss from continuing operations for the six months ended March 31, 2016 amounted to approximately $9.5 million as compared to net loss of $768,000 for the six months ended at March 31, 2015. The expense primarily consisted of $8,744,000 in other expense and $740,000 in operating expense.

Discontinued Operations

We do not have any loss from discontinued operations for the three months ended March 31, 2016 and 2015. We do not have any loss from discontinued operations for the six months ended March 31, 2016 and loss from discontinued operations amount to approximately $19,000 for the six months ended March 31, 2015.

Net Income (Loss)

Net income for the three months ended March 31, 2016 amounted to approximately $3.0 million, as compared to net loss of approximately $323,000 for the three months ended March 31, 2015, primarily due to an increase of $3.2 million in other income, including an increase of approximately $3.7 million in gain from change in fair market value of derivative liability related to our preferred stock, convertible notes and warrants, which is non cash gain.

Net loss for the six months ended March 31, 2016 amounted to approximately $9.5 million, as compared to net loss of approximately $787,000 for the six months ended March 31, 2015, primarily due to an increase of $9.0 million in other expense, including an increase of approximately $8.0 million in change in fair market value of derivative liability related to our preferred stock, convertible notes and warrants, which is non cash loss.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash. As of March 31, 2016 we had a working capital deficit of $12.8 million, as compared to $8.9 million as of September 30, 2015. We rely upon cash generated from our operations, the sale of our subsidiaries, access under factoring and other lending relationships and advances from related parties to fund our operations. We do not have any commitments for capital expenditures. Our Mineral Trading segment has operating losses, and revenues from our Consulting segment vary greatly from period to period. Our Consulting segment generally receives full payment in advance for consulting services to be provided over the term of the contract, primarily in the form of our client companies' common stock. For transactions in which we advise a new client company on entering into the U.S. public market for the first time, it may take some additional time for us to receive our transaction fees due to the necessary compliance and regulatory filing process, and it is possible that at such time, if ever, when we are able to sell the securities we receive as compensation, the funds we receive upon the sale will not be equal to the amount of revenue we initially recognized.  In addition, revenues from this segment do not provide cash to pay costs or operating expenses until we are able to liquidate those securities, on which there are no assurances.  As a result of the working capital deficit and the operating losses incurred, our cash flow from operations is not sufficient to sustain our operations and satisfy our obligations as they become due.

Our cash balance as of March 31, 2016 amounted to approximately $51,000, an increase of $28,000 as compared to September 30, 2015. During the six month ended March 31, 2016, we had cash outflow of approximately $603,000 used in operating activities. We had cash inflow of $43,000 from proceeds of selling marketable securities available-for-sale provided by investing activities. We also had net cash provided by financing activities of $588,000 from continuing operations, including cash inflows of $492,000 from third party loans, $198,000 of proceeds from exercise of option, $19,000 of borrowing from related party, offset by an outflow of $310 for repayment to related parties, and an outflow of $120,000 for repayment on loans payable.

Our marketable securities available-for-sale and marketable securities available-for-sale - related party as of March 31, 2016 approximately totaled $17,000, a decrease of $6,000 as compared to September 30, 2015. We received $61,000 of marketable securities for services provided to a related party client in our Consulting segment in the six months ended March 31, 2016. Then we sold $46,000 of marketable securities for services available-for-sale - related party in the six months ended March 31, 2016.

Our accounts receivable and accounts receivable - related party as of March 31, 2016 amounted to $3,600, a decrease of $13,000 as compared to September 30, 2015, primarily attributable to the effort on collection of receivables from third party client and also due to the decrease of the fair value of accounts receivable in the form of marketable securities available-for-sale.

Prepaid expenses and other current assets consist of prepayments to vendors for services, other receivables and security deposits. Prepaid expenses and other current assets as of March 31, 2016 amounted to $26,000, an increase of $9,000 as compared to September 30, 2015, primarily due to the advanced payment on behalf to our consultant in the six month ended March 31, 2016.

Short-term loans at March 31, 2016 included $715,000 of loan from TCA Global Credit Master Fund, LP, bearing annual interest at 18%, and were due on October 16, 2016. We should make monthly payments to TCA in the amount of $40,000 commencing on November 30, 2015 until the complete repayment of all payables due to TCA; $200,000 of loan from Draco Resources, Inc., bearing annual interest at 2%, which is currently in default; $309,000 loan from Kong Tung, bearing monthly interest at 2%, which was originally due on January 7, 2015 and extended to December 31, 2015; $418,000 of loan from Yewen Xi, bearing annual interest at 12%, of which $218,000 is due on September 30, 2016, and $200,000 is due on May 31, 2016; $122,000 of total balance of two loans from Money Works Direct, the principal amounts of $50,000 and $120,000, monthly interest rates at 4.44% and 4.61%, respectively, due on June 30, 2016 and October 15, 2016. Secured by pledge of assets of CDII. China Direct Investments made cash repayment of $259 and $891, respectively, for the two loans per business day; and a total of $356,760 convertible loans from multiple institutional investors with a term of nine months or one year. These convertible notes bear 10% - 12% annual interest rate and conversion price is equal to 55% - 60% of lowest trading price of CDII common stock for certain consecutive days prior to the conversion. Net of total of debt discount of $620,000, net short-term loan amounted to be $1,500,000 as of March 31, 2016.

Accounts payable and accrued expenses represent payables associated with the general operations within each segment, including accrued payrolls. Accounts payable and accrued expenses as of March 31, 2016 amounted to $750,000, a decrease of $442,000 as compared to September 30, 2015, primarily due to transfer of interest payable of approximately $390,000 to loan from TCA.

Advances from customers and deferred revenues represent prepayments for products or services, which have not yet been shipped or provided. Advances from customers as of March 31, 2016 amounted to $423,000, the same as it was on September 30, 2015.

Certain events may have a negative impact on our liquidity position during fiscal year 2016:

 Our short term loans of $503,000 are currently in default. While we intend to extend the maturity date for these loans, we have not entered into any agreements with the lenders for such extension.  In the event we are unable to extend the term of these loans, or we are unable to repay these obligations when due, we may have to seek additional financing, and no assurances can be given that such financing would be available on a timely basis, on terms that are acceptable or at all. Failure to meet the repayment or other obligations of our existing debt on or before its due date could materially adversely affect our business, results of operations and financial condition and threaten our financial viability.

We maintain cash and cash equivalents in the United States and China. At March 31, 2016 and September 30, 2015, bank deposits by geographic area, were as follows (dollars in thousands):

Country	March 31, 2016		September 30, 2015
United States	$9,456	19%	$12,463	55%
China	41,268	81%	10,171	45%
Total cash and cash equivalents	$50,724	100%	$22,634	100%

Analysis of Cash Flows

In the six months ended March 31, 2016, our net increase in cash amounted to approximate$28,000, which was comprised of $603,000 used in operating activities, $43,000 provided by investing activities, $588,000 provided by financing activities and $82 from non-cash unfavorable effect of prevailing exchange rate on our cash position.

Cash Used in Operating Activities

Net cash used in operating activities of continuing operations for the six month ended March 31, 2016 amounted to approximately $603,000, which was primarily due to a net loss of $9.5 million and non-cash items such as loss on change in fair value of derivative liabilities of $7.3 million, depreciation of $9,000, amortization of debt discount of $1,231,000, $81,000 for the stock based on compensation to our consultants, $52,000 of stock option expenses, $91,000 of realized loss on marketable securities available-for-sale, a decrease of $8,000 in accounts receivable and accounts receivable from related parties, an increase of $29,000 in accounts payable and accrued expenses and an increase of $139,000 in other liabilities, offset by an increase of $9,000 in prepaid expenses and other current assets, a decrease of $21,000 in other payable to related parties, and $28,000 of other income due to revaluation of accounts receivable.

Net cash used in operating activities for the six month ended March 31, 2015 amounted to approximately $543,000, including net cash used in continuing operations of $514,797 and discontinued operations of $28,695. Net cash used in operating activities of continuing operations for the six month ended March 31, 2015 amounted to approximately $515,000, which was primarily due to a net loss of approximately $787,000 and non-cash items such as loss on revaluation for accounts receivable and accounts payable of $43,000, depreciation of $10,000, amortization of debt discount of $361,000, $265,000 for the stock based on compensation to our consultants, an increase of $42,000 in accounts payable and accrued expenses, an increase of $710,000 in other payable to related parties, offset by a gain on change in fair value of derivative liability of $750,000, a decrease of $468,000 in other liabilities and an increase of $34,000 in prepaid expense and other current assets.

Cash Provided by Investing Activities

Net cash provided by investing activities of continuing operations for the six month ended March 31, 2016 amounted to approximately $43,000, as a result of proceeds from sales marketable securities available-for-sale.

Net cash provided by investing activities of continuing operations for the six month ended March 31, 2015 amounted to $0.

Cash Provided by Financing Activities

Net cash provided by financing activities of continuing operations for the six month ended March 31, 2016 amounted to approximately $588,000, primarily due to $198,000 proceeds from exercise of warrants, $19,000 from borrowing from related parties, $492,000 borrowings from loans and $120,000 repayment of loan payables.

Net cash provided by financing activities of continuing operations for the six month ended March 31, 2015 amounted to approximately $458,000, primarily due to $500,000 borrowings from loans, offset by $32,000 repayment of loan payables and $10,000 repayment to related parties.

Series A Convertible Preferred Stock and Related Dividends

As of March 31, 2016, 1,006 shares of Series A convertible preferred stock remained outstanding. During the six month ended March 31, 2016 and 2015, we did not pay off accrued common dividends in cash or our comment stock on our Series A convertible preferred stock.

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

We do not have any off-balance sheet arrangements that we are required to disclose pursuant to these regulations. In the common course of business, we enter into operating lease commitments, purchase commitments and other contractual obligations. These transactions are recognized in our financial statements in accordance with generally accepted accounting principles in the United States.

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

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results when ultimately realized could differ from those estimates. Significant estimates include valuation of marketable securities available-for-sale, allowance for doubtful accounts, the allowance for obsolete inventory, fair value of share-based compensation, the useful lives of property, plant and equipment, and fair value of derivative liability.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in the Exchange Act that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC's rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Management, with the participation of our CEO , performed an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2016 and 2015. Based on that evaluation solely as a result of the significant deficiencies in our internal control over financial reporting identified in our Annual Report on Form 10-Q for the three and six months ended March 31, 2016, our management, including our CEO, concluded that our disclosure controls and procedures were not effective as of March 31, 2016 and 2015.

     The material weaknesses identified by our management were as follows:

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

A "material weakness" is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements would not be prevented or detected on a timely basis. We expect the material weaknesses will be remediated by the end of fiscal 2016. Until such time, however, as these material weaknesses in our internal control over financial reporting are remediated, we expect to have continuing weaknesses in our internal control over financial reporting, disclosure controls and related procedures.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that, due to the significant deficiencies described above, our internal control over financial reporting was not effective as of March 31, 2016.

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

Our wholly owned subsidiaries, China Direct Investments and Capital One Resource Co., Ltd., and our Company are involved in the following derivative action by shareholder Frederick Siegmund ("Plaintiff") of Linkwell Corporation, Ltd. ("Linkwell"):

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

Subsequent to the filing of the initial complaint, Linkwell's Board of Directors unwound the challenged transaction and the shares received by China Direct Investments and Capital One Resource Co., Ltd. were returned to Linkwell. The Company, as well as China Direct Investments and Capital One Resource Co., Ltd., has denied all liabilities and intends to contest the matter vigorously. On April 11, 2016, the Court dismissed the Plaintiff's derivative against all defendants, including, but not limited to, the Company, China Direct Investments, Inc., and Capital One Resource Co., Ltd., for lack of subject matter jurisdiction insofar as the Plaintiff no longer has standing to maintain the derivative suit under Florida and federal law. On April 21, 2016, the Plaintiff filed a Motion for Reconsideration of the Court's Order Dismissing Action for Lack of Standing.

ITEM 1A.	RISK FACTORS.

Not applicable to a smaller reporting company.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 25, 2016, the Company issued a convertible promissory note for the amount of $35,000 to an institutional investor, at a 12% annual interest rate. This note becomes due and payable on January 25, 2017. This note provides conversion features equal to 55% of the lowest trading price of the Company's common stock during the 10 consecutive trading days prior to the date of conversion. The sum of $27,000 shall be remitted and delivered to the Company and the remaining $8,000 shall be retained by the purchaser through an original issue discount for due diligence and legal bills related to the transaction.

On February 24, 2016, the Company issued a convertible promissory note for the amount of $55,000 to an institutional investor, at a 10% annual interest rate. This note becomes due and payable on February 24, 2017. This note provides conversion features equal to 55% of the lowest trading price of the Company's common stock during the 10 consecutive trading days prior to the date of conversion. The sum of $45,000 shall be remitted and delivered to the Company and the remaining $10,000 shall be retained by the purchaser through an original issue discount for due diligence and legal bills related to the transaction.

On March 2, 2016, the Company issued a convertible promissory note for the amount of $56,750 to an institutional investor, at a 10% annual interest rate and default interest rate at 24%. This note becomes due and payable on December 2, 2016. This note provides conversion features equal to 55% of the lowest trading price of the Company's common stock during the 25 consecutive trading days prior to the date of conversion. On March 11, 2016, the Company received $45,000 in cash and $11,750 was retained by the institutional investor through an original issue discount for due diligence and legal bills related to this transaction.

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

CD INTERNATIONAL ENTERPRISES, INC.

Date: May 23, 2016	By:	/s/ Yuejian (James) Wang
Yuejian (James) Wang, Chairman and Chief Executive Officer and Chief Financial Officer and Sole Director