Form 10-Q
period 2016-06-30
CD INTERNATIONAL ENTERPRISES, INC.
filed 2016-08-25
CIK 1088787

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. There are 111,680,256 shares of common stock issued and outstanding as of August 18, 2016.

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

Cautionary Note Regarding Forward-Looking Information and Factors That May Affect Future Results

This report contains forward-looking statements. The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand a company's future prospects and make informed investment decisions. This report and other written and oral statements that we make from time to time contain such forward-looking statements that set out anticipated results based on management's plans and assumptions regarding future events or performance. We have tried, wherever possible, to identify such statements by using words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," "will" and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results of current and anticipated sales efforts, expenses, the outcome of contingencies, such as legal proceedings, and financial results. A list of factors that could cause our actual results of operations and financial condition to differ materially is set forth below, and these factors are discussed in greater detail under Item 1A - "Risk Factors" in our annual report on Form 10-K filed on January 19, 2016 and our subsequent filings with the Securities and Exchange Commission:

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
-
"Capital Resource Management", refers to Capital Resource Management Co., Ltd., a Brunei company, and a wholly owned subsidiary of CDI Shanghai Management, formerly known as Capital One Resource Co., Ltd., which we disposed in April 2016.

iii

PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of June 30, 2016 and September 30, 2015

	June 30,	September 30,
	2016	2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$13,523	$22,634
Marketable securities available-for-sale	-	2,800
Marketable securities available-for-sale - related party	16,355	20,000
Accounts receivable	1,800	16,643
Subscription receivable	-	50,100
Prepaid expenses and other current assets, net	22,189	16,813
Total current assets	53,867	128,990
Property, plant and equipment, net	1,789	63,088
Total assets	$55,656	$192,078

LIABILITIES AND EQUITY (DEFICIT)
Current liabilities:
Loans and convertible notes payable- short term, net	$1,713,907	$2,215,470
Accounts payable and accrued expenses	828,320	1,191,643
Loans and other payables - related parties	845,822	769,436
Advances from customers	422,898	422,898
Derivative liabilities	4,752,255	3,210,271
Other liabilities	1,533,230	1,199,856
Total current liabilities	10,096,432	9,009,574
Total liabilities	10,096,432	9,009,574

Equity (deficit):
Series A convertible preferred stock: $.0001 par value, stated value $1,000 per share; 20,000,000 authorized, 1,006 shares outstanding at June 30, 2016 and September 30, 2015, respectively	1,006,250	1,006,250
Common stock: $.0001 par value; 2,500,000,000 authorized; 11,698,548 and 501,065 issued and outstanding at June 30, 2016 and September 30, 2015, respectively (1)	1,170	50
Additional paid-in capital	85,848,550	79,288,081
Accumulated other comprehensive loss	(890,385)	(719,106)
Accumulated deficit	(96,006,361)	(88,392,771)
Total CD International Enterprises, Inc.'s stockholders' deficit	(10,040,776)	(8,817,496)
Non-controlling interests	-	-
Total deficit	(10,040,776)	(8,817,496)
Total liabilities and deficit	$55,656	$192,078

(1) On June 28, 2016, the Company executed a 200 to 1 reverse stock split of the Company's common stock. All common stock data included in these consolidated financial statements has been restated to give effect to the reverse stock split.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CD INTERNATIONAL ENTERPRISES, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	(Unaudited)

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2016	2015	2016	2015

Revenues	$-	$74,636	$82,987	$247,052
Including: revenues from related party	-	10,000	45,249	23,750
Cost of revenues	-	19,800	21,516	49,827
Gross profit	-	54,836	61,471	197,225
Operating expenses (income):	-	-
Selling, general, and administrative	244,347	305,654	1,045,886	1,492,463
Impairment on other current assets	-	1,901,876	-	1,901,876
Gain on disposal of subsidiary, net of taxes	(179,003)	-	(179,003)	-
Total operating expenses	65,344	2,207,530	866,883	3,394,339
Operating income (loss)	(65,344)	(2,152,694)	(805,412)	(3,197,114)
Other income (expenses):
Other income (expenses)	(417)	(256)	100,376	103,119
Interest expense	(622,799)	(68,525)	(2,089,085)	(512,464)
Interest expense - related parties	(8,100)	(8,100)	(24,300)	(98,509)
Realized loss on marketable securities available-for-sale	(131)	-	(90,789)	-
Gain (loss) on revaluation for receivable and payable of marketable securities available-for-sale	(1,800)	15,000	25,844	(27,866)
Change in fair value of derivative liabilities	2,629,213	181,058	(4,669,834)	930,942
Total other income (expenses)	1,995,966	119,177	(6,747,788)	395,222
Income (loss) from continuing operations before income taxes	1,930,622	(2,033,517)	(7,553,200)	(2,801,892)
Income tax expense	-	-	-	-
Net income (loss) from continuing operations	1,930,622	(2,033,517)	(7,553,200)	(2,801,892)
Discontinued operations:
Loss from discontinued operations, net of taxes	-	-	-	(19,033)
Gain on disposal of subsidiaries, net of taxes	-	3,482,953	-	3,482,953
Total income from discontinued operations, net of taxes	-	3,482,953	-	3,463,920
Net income (loss)	1,930,622	1,449,436	(7,553,200)	662,028
Net income (loss) attributable to CD International Enterprises, Inc.	1,930,622	1,449,436	(7,553,200)	662,028
Dividends on series A preferred stock	(20,130)	(20,130)	(60,390)	(60,390)
Net income (loss) allocable to common stockholders	$1,910,492	$1,429,306	$(7,613,590)	$601,638
COMPREHENSIVE INCOME (LOSS):
Net income (loss)	$1,930,622	$1,449,436	$(7,553,200)	$662,028
Foreign currency translation adjustments	(224,886)	34,151	(224,382)	145,525
Unrealized gain (loss) on marketable securities available-for-sale, net	-	(15,000)	53,103	(46,750)
Comprehensive income (loss)	1,705,736	1,468,587	(7,724,479)	760,803
Foreign currency translation adjustments - non-controlling interest	-	(71)	-	(133)
Comprehensive income (loss) attributable to CD International Enterprises, Inc.	1,705,736	1,468,658	(7,724,479)	760,936
Preferred stock dividend	(20,130)	(20,130)	(60,390)	(60,390)
Comprehensive income (loss) attributable to common stockholders	$1,685,606	$1,448,528	$(7,784,869)	$700,546

Basic and diluted net income (loss) per common share - basic:
Net income (loss) from continuing operations	$0.26	$(6.10)	$(1.96)	$(8.72)
Net income from discontinued operations	-	10.34	-	10.55
Net income (loss) per common share	$0.26	$4.24	$(1.96)	$1.83
Basic and diluted net income (loss) per common share - diluted:
Net income (loss) from continuing operations	$0.01	$(6.10)	$(1.97)	$(8.72)
Net income from discontinued operations	-	10.34	-	10.55
Net income (loss) per common share	$0.01	$4.24	$(1.97)	$1.83
Basic weighted average common shares outstanding	7,338,905	336,737	3,874,639	328,248
Diluted weighted average common shares outstanding	203,009,009	336,737	3,876,789	328,248

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended June 30, 2016 and 2015
(Unaudited)
	For the Nine Months Ended June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(7,553,200)	$662,028
Income from discontinued operations	-	(3,463,920)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	9,294	14,696
Loss on disposal of property and equipment	-	290
Impairment on other current assets	-	1,901,876
Share-based compensation - employees	6,000	-
Share issued to third parties for services provided	88,100	265,000
Stock option expenses	(80,348)	72,801
Warrant expense in connection with derivative liability recognized	32,000	-
Realized loss on marketable securities available-for-sale	90,789	-
Amortization of debt discount	1,756,064	361,452
Change in fair value of derivative liabilities	4,669,834	(930,942)
Other (income) loss due to revaluation of accounts receivable and accounts payable	(25,844)	27,866
Gain on disposal of subsidiary	(179,003)	-
Changes in operating assets and liabilities:
Accounts receivable and accounts receivable - related parties	7,879	(18,071)
Prepaid expenses and other current assets, net	(5,538)	(12,400)
Inventories	-	27
Accounts payable and accrued expenses	147,867	35,455
Other payables - related parties	38,434	865,944
Other liabilities	210,387	(535,507)
Net cash used in operating activities - continuing operations	(787,285)	(753,405)
Net cash used in operating activities - discontinued operations	-	(28,695)
NET CASH USED IN OPERATING ACTIVITIES	(787,285)	(782,100)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of marketable securities available-for-sale	42,751	-
Cash paid in disposal of subsidiary	(1,220)	-
Net cash provided by investing activities - continuing operations	41,531	-
Net cash provided by investing activities - discontinued operations	-	-
NET CASH PROVIDED BY INVESTING ACTIVITES	41,531	-
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans	673,700	730,000
Borrowings from related parties	18,505	7,973
Proceeds from exercise of options and warrants	198,100	-
Repayments to related parties	(2,313)	(9,803)
Repayments of loan payable	(155,229)	(41,298)
Net cash provided by financing activities - continuing operations	732,763	686,872
Net cash provided by financing activities - discontinued operations	-	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	732,763	686,872
EFFECT OF EXCHANGE RATE ON CASH	3,880	36,524
NET CHANGE IN CASH	(9,111)	(58,704)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	22,634	82,675
CASH AND CASH EQUIVALENTS AT END OF PERIOD	13,523	23,971
Less: Cash and Cash Equivalents of Discontinued Operations at End of Period	-	2,816
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$13,523	$21,155

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$76,915	$9,727
Income taxes paid	$-	$-
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Deferred revenues received in the form of marketable securities	$61,374	$22,500
Unrealized (gain) loss on marketable securities available-for-sale, net	$53,103	$(46,750)
Collection of accounts receivable in the form of marketable securities	$1,374	$22,500
Common stock issued for loan conversions and accrued interest	$1,286,287	$-
Debt discount recorded on convertible debt due to conversion feature	$1,921,700	$361,452
Derivative liabilities related to warrant conversion feature	$-	$46,667
Accrued interest, default charges and legal expenses added to loan payable due to litigation settlement	$393,032	$-
Derivative liabilities written off into additional paid-in capital due to debt conversions	$5,081,550	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2016

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

On March 7, 2016, the Company entered into a Share Exchange Agreement (the "Acquisition Agreement") to acquire 100% ownership interest in China Manor Assets Investment Management Company, Ltd. ("CMAIM") in exchange for the 1,670,000 shares of the Company's Series G convertible preferred stock. The preferred stock can be converted to Company's common stock upon a listing of the Company's common stock on NYSE or NASDAQ. The convertibility ratio is one share of the preferred stock to one thousand shares of Company's common stock. Each share of the preferred stock has the voting rights of 1,000 shares of Company common stock; and, thus, Xiangjun Wang, the sole equity owner of CMAIM, will be able to vote approximately 70% of the Company's common stock and control the Company. CDII has issued to Mr. Xiangjun Wang, the sole equity owner of CMAIM, 1,670,000 shares of company's Series G convertible preferred stock on April 30, 2016. However, the Company has not received the equity interest of CMAIM as evidenced by change of registration. On June 30, 2016, both parties agreed in formal writing to postpone the Acquisition Agreement due to the fact that certain capitalization condition of CMAIM was not met. In addition, Mr. Xiangjun Wang agreed to return the Series G convertible preferred stock to the Company. As of the filing date, the Company has not obtained control over CMAIM and the acquisition is not completed.

In April 2016, the Company ceased the operation and disposed of Capital Resource Management Co., Ltd. ("Capital Resource Management"), an entity in the Consulting segment. The disposal of Capital Resource Management does not qualify as discontinued operations, nor is it a significant disposition because Capital Resource Management had limited net assets and engaged in minimal operations. The gain on disposal of Capital Resource Management was $179,003, which was reported as "gain on disposal of subsidiary" for the nine months ended June 30, 2016.

In April 2015, the Company sold its entire 95% equity interest in CDI Jingkun Zinc Industry Co., Ltd. ("CDI Jingkun Zinc") and 100% equity interest in Shanghai CDI Metal Material Co., Ltd. ("CDI Metal") to Xiaowen Zhuang, the management member of CDI Shanghai Management Co., Ltd. ("CDI Shanghai Management") and the brother of James (Yuejian) Wang, the CEO of the Company, for zero consideration. The Company also sold its 100% equity interest in CDI Jixiang Metal Co., Ltd. ("CDI Jixiang Metal") to Dragon Capital Group Corp ("Dragon Capital"), a related party company for zero consideration. During the fourth quarter of fiscal year 2015, the Company ceased the operation of CDII Chile, Ltda. ("CDII Chile") in Chile. As a result, results of operations of CDI Jingkun Zinc, CDI Metal, CDI Jixiang Metal, and CDII Chile were separately reported as discontinued operations for all periods presented. CDI Jingkun Zinc, CDI Metal, CDI Jixiang Metal and CDI Chile were entities in the Mineral Trading segment. For additional information, see Note 10 - Discontinued Operations.

For the nine months ended June 30, 2016 and 2015, subsidiaries included in continuing operations consisted of the following:

-	CDI China, Inc. ("CDI China"), a wholly owned subsidiary of CDII;
-	International Magnesium Group, Inc. ("IMG"), a wholly owned subsidiary of CDII;
-	CDII Minerals, Inc. ("CDII Minerals"), a wholly owned subsidiary of CDII;
-	CDII Minerals de Peru SAC ("CDII Peru"), a Peruvian company and a 50% owned subsidiary of CDII Minerals;
-	Empresa Minera CDII de Bolivia S.A. ("CDII Bolivia"), a wholly owned subsidiary of CDII Minerals;
-	China Direct Investments, Inc. ("China Direct Investments"), a wholly owned subsidiary of CDII; and
-	CDI Shanghai Management Co., Ltd. ("CDI Shanghai Management"), a wholly owned subsidiary of CDI China.
-	Capital Resource Management Co., Ltd. ("Capital Resource Management"), a wholly owned subsidiary of CDI Shanghai Management, formerly known as Capital One Resource Co., Ltd.

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2016

Basis of Presentation

We have defined various periods that are covered in this report as follows:

-	"Fiscal year 2016" - October 1, 2015 through September 30, 2016
-	"Fiscal year 2015" - October 1, 2014 through September 30, 2015
-	"Fiscal year 2014" - October 1, 2013 through September 30, 2014

The unaudited interim consolidated financial statements include the accounts of the Company and its majority owned subsidiaries. All intercompany balances and transactions have been eliminated in the consolidation. Certain information and footnote disclosures normally included in financial statements prepared in conjunction with generally accepted accounting principles have been condensed or omitted as permitted by the rules and regulations of the United States Securities and Exchange Commission ("SEC"), although the Company believes that the disclosures contained in this report are adequate to make the information presented not misleading. The consolidated balance sheet information as of September 30, 2015 was derived from the consolidated audited financial statements included in the Company's Annual Report on Form 10-K for the year ended September 30, 2015. These consolidated financial statements should be read in conjunction with the annual consolidated audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2015, and other reports filed with the SEC.

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

Going Concern

For the three months ended June 30, 2016, although the Company incurred a net income from continuing operations of approximately $1.9 million, it was mainly related to the gain from change in fair value of derivative liabilities. For the nine months ended June 30, 2016, the Company incurred a net loss from continuing operations of approximately $7.6 million. As of June 30, 2016, the Company also has a working capital deficit of $10.0 million. In addition, the Company has a significant amount of short term loans and convertible notes payable, totaling $1.7 million from unrelated parties, which requires the Company to secure additional funds given the Company's current cash position. The Company's cash and cash equivalent and revenues are not currently sufficient and cannot be projected to cover operating expenses in the coming year. These factors raise substantial doubt as to the ability of the Company to continue as a going concern.  Management's plans include attempting to raise funds through debt and equity financings and restructuring on-going operations to eliminate inefficiencies to meet operating needs. There is no assurance that management's plans will be successful. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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
(Unaudited)
June 30, 2016

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

Concentration of Credit Risks

Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash and trade accounts receivable. We deposit our cash with high credit quality financial institutions in the United States and China.  As of June 30, 2016, we had no bank deposits in the United States that exceeded federally insured limits.  At June 30, 2016, we had deposits of $7,938 in banks in China. In China, there is no equivalent federal deposit insurance as in the United States, so the amounts held in banks in China are not insured. We have not experienced any losses in such bank accounts through June 30, 2016.

At June 30, 2016 and September 30, 2015, bank deposits by geographic area were as follows:

Country	June 30, 2016		September 30, 2015
United States	$5,585	41%	$12,463	55%
China	7,938	59%	10,171	45%
Total cash and cash equivalents	$13,523	100%	$22,634	100%

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

The Company's loans payable approximate the fair value of such instruments based upon management's best estimate of interest rates that would be available to the Company for similar financial arrangements at June 30, 2016 and September 30, 2015.

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

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2016

Recurring Fair Value Measurements

The Company uses Level 1 of the fair value hierarchy to measure the fair value of marketable securities and marks the marketable securities available-for-sale at fair value in the statement of financial position at each balance sheet date and reports the unrealized holding gains and losses for marketable securities available-for-sale in other comprehensive income (loss) until realized. If the fair value of investment in marketable securities available-for-sale is less than its cost basis at the balance sheet date of the reporting period for which impairment is assessed, and it is determined that the impairment is other than temporary, then an impairment loss is recognized in earnings equal to the entire difference between the investment's cost and its fair value at the balance sheet date of the reporting period.

The Company uses Level 3 of the fair value hierarchy to measure the fair value of its derivative liabilities and revalues the derivative liabilities at every reporting period and recognizes gains or losses in the consolidated statements of operations and comprehensive loss that are attributable to the change in the fair value of derivative liabilities.

The financial assets and liabilities carried at fair value on a recurring basis at June 30, 2016 are as follows:

Financial assets and liabilities	Fair Value	Level 1	Level 2	Level 3
Marketable equity securities	$16,355	$16,355	$-	$-
Receivable of marketable equity securities	1,800	1,800	-	-
Derivative liabilities	(4,752,255)	-	-	(4,752,255)
	$(4,734,100)	$18,155	$-	$(4,752,255)

The financial assets and liabilities carried at fair value on a recurring basis at September 30, 2015 are as follows:

Financial assets and liabilities	Fair Value	Level 1	Level 2	Level 3
Marketable equity securities	$22,800	$22,800	$-	$-
Receivable of marketable equity securities	7,200	7,200	-	-
Derivative liabilities	(3,210,271)	-	-	(3,210,271)
	$(3,180,271)	$30,000	$-	$(3,210,271)

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

Foreign Currency Translation

The accompanying unaudited interim consolidated financial statements are presented in United States dollars ("U.S. dollar"). The functional currency of our Chinese subsidiaries is the Renminbi ("RMB"), the official currency of the People's Republic of China ("PRC"). Capital accounts of the consolidated financial statements are translated into U.S. dollars from RMB at their historical exchange rates when the capital transactions occurred.  Assets and liabilities are translated at the exchange rates as of the balance sheet date.  Income and expenditures are translated at the average exchange rates for the nine months periods ended June 30, 2016 and 2015, respectively.  A summary of the conversion rates for the periods presented is as follows:

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2016

	June 30, 2016	September 30, 2015	June 30, 2015
Period end RMB: U.S. dollar exchange rate	6.6434	6.3538	6.0888
Average fiscal-year-to-date RMB: U.S. dollar exchange rate	6.4846	6.1543	6.1205

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

Recent Accounting Pronouncements

Standards Adopted

In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-03, "Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs", which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The Company elected to early adopt the update as of June 30, 2016 and debt issuance costs related to a recognized debt liability are presented in the consolidated balance sheet as a direct deduction from the carrying amount of that debt liability. The update was adopted because management believes it provides a more meaningful presentation of its financial position. This change in accounting principle has been applied on a retrospective basis and no adjustments have been made to the consolidated balance sheet as of September 30, 2015 as there had been no debt issuance costs as of September 30, 2015. The adoption did not have an impact on the Company's consolidated statement of operations and comprehensive income (loss) in any period.

In April 2014, the FASB issued ASU 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity", which raises the threshold for disposals to qualify as discontinued operations. Under the new guidance, a disposal representing a strategic shift that has (or will have) a major effect on an entity's financial results or a business activity classified as held for sale, should be reported as discontinued operations. ASU 2014-08 also expands the disclosure requirements for discontinued operations and adds new disclosures for individually significant dispositions that do not qualify as discontinued operations. ASU 2014-08 is effective prospectively for fiscal years, and interim reporting periods within those years, beginning after December 15, 2014, which is the Company's fiscal year 2016. For the nine months ended June 30, 2016, the Company evaluated the only disposal of subsidiary and concluded the disposal of Capital Resource Management does not qualify as discontinued operations, nor is it a significant disposition according to ASU 2014-08.

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2016

Standards to be Adopted

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
(Unaudited)
June 30, 2016

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

In June 2016, the FASB issued ASU 2016-13, "Financial Instruments -Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments". ASU 2016-13 requires a financial asset (or group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, and for interim periods within those fiscal years. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2016

NOTE 2 - LOSS PER SHARE

Under the provisions of ASC 260, "Earnings Per Share", basic income (loss) per common share is computed by dividing net income (loss) attributable to common shareholders by the weighted average number of shares of common stock outstanding for the periods presented. Diluted income (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the income of the company, subject to anti-dilution limitations.

The following table presents the computation of basic and diluted income (loss) per share for the three and nine months ended June 30, 2016 and 2015:

	For the Three Months Ended June 30, 2016	For the Three Months Ended June 30, 2015	For the Nine Months Ended June 30, 2016	For the Nine Months Ended June 30, 2015
Numerator:
Net income (loss) from continuing operations	$1,930,622	$(2,033,517)	$(7,553,200)	$(2,801,892)
Preferred stock dividends	(20,130)	(20,130)	(60,390)	(60,390)
Numerator for basic EPS -net income (loss) from continuing operations	1,910,492	(2,053,647)	(7,613,590)	(2,862,282)
Numerator for basic EPS - net income from discontinued operations	-	3,482,953	-	3,463,920
Numerator for basic EPS - net income (loss) allocable to common stockholders	1,910,492	1,429,306	(7,613,590)	601,638
Effect of dilutive securities:
Change in fair value of warrant derivative liabilities	(2,014)	-	(18,658)	-
Preferred stocks dividend	20,130	-	-	-
Interest and change in fair value of conversion option derivative liabilities	(236,996)	-	-	-
Numerator for diluted EPS - net income (loss) from continuing operations after assumed conversions	1,691,612	(2,053,647)	(7,632,248)	(2,862,282)
Numerator for diluted EPS - net income (loss) from discontinued operations after assumed conversions	-	3,482,953	-	3,463,920
Numerator for diluted EPS - net income (loss) allocable to common stockholders after assumed conversions	$1,691,612	$1,429,306	$(7,632,248)	$4,065,558

Denominator:
Denominator for basic EPS - weighted-average shares	7,338,905	336,737	3,874,639	328,248
Effect of dilutive securities:
Warrants	3,385	-	2,150	-
Convertible preferred stock	168,092,953	-	-	-
Convertible notes	27,573,766	-	-	-
Dilutive potential common shares	195,670,104	-	2,150	-
Denominator for diluted EPS - adjusted weighted-average shares and assumed conversions	203,009,009	336,737	3,876,789	328,248

Net income (loss) per common share - basic:
Net income (loss) from continuing operations	$0.26	$(6.10)	$(1.96)	$(8.72)
Net income (loss) from discontinued operations	-	10.34	-	10.55
Net income (loss) per common share - basic	$0.26	$4.24	$(1.96)	$1.83
Net income (loss) per common share - diluted:
Net income (loss) from continuing operations	$0.01	$(6.10)	$(1.97)	$(8.72)
Net income (loss) from discontinued operations	-	10.34	-	10.55
Net income (loss) per common share - diluted	$0.01	$4.24	$(1.97)	$1.83

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2016

Diluted net income (loss) per share is computed using the weighted average number of common shares and dilutive potential common shares outstanding during the respective periods. The potentially dilutive securities that were not included in the calculation of diluted net income (loss) per share in the periods presented where their inclusion would be anti-dilutive including option to purchase common shares of 0 and 45,000, warrant to purchase common shares of 0 and 3,889, convertible preferred stock to convert into common shares of 0 and 266,705, and convertible note convertible into common shares of 17,757,125 and 265,523 on a weighted average basis for the three months ended June 30, 2016 and 2015, respectively; and option to purchase common shares of 30,000 and 45,000, warrant to purchase common shares of 0 and 3,889, convertible preferred stock to convert into common shares of 64,368,521 and 266,705, and convertible note convertible into common shares of 16,859,256 and 265,523 on a weighted average basis for the nine months ended June 30, 2016 and 2015, respectively.

NOTE 3 - MARKETABLE SECURITIES AVAILABLE-FOR-SALE

Marketable securities available-for-sale and marketable securities available-for-sale-related party as of June 30, 2016 and September 30, 2015 consisted of the following financial instruments:

Company	June 30, 2016	% of Total	September 30, 2015	% of Total
China Logistics Group, Inc.	$-	-	$2,800	12%
Dragon Capital Group, Corp.	16,355	100%	20,000	88%
Marketable securities available-for-sale	$16,355	100%	$22,800	100%

All the securities were received from our clients as consulting fees. During the nine months ended June 30, 2016 and 2015, we collected marketable securities originated from deferred revenues in the amount of $61,374 and $22,500, respectively. We categorize the securities as investments in marketable securities available-for-sale or investments in marketable securities available-for-sale-related party. These securities are quoted either on an exchange or on the over the counter market system. Some of the securities are restricted and cannot be readily sold by us absent a registration of those securities under the Securities Act of 1933 (the "Securities Act" or the availability of an exemption from the registration requirements under the Securities Act.) Our policy is to liquidate the securities on a regular basis. As these securities are often restricted, we are unable to liquidate them until the restriction is removed. Unrealized gains or losses on marketable securities available-for-sale and on marketable securities available-for-sale-related party are recognized on a periodic basis as an element of comprehensive income based on changes in the fair value of the security. Once liquidated, realized gains or losses on the sale of marketable securities available-for-sale and marketable securities available-for-sale-related party are reflected in our net income for the period in which the security was liquidated.

The marketable securities available-for-sale-related party totaled $16,355 and $20,000 at June 30, 2016 and September 30, 2015, respectively, and are comprised solely of the securities of Dragon Capital Group, Corp. ("Dragon Capital").  Mr. Lisheng (Lawrence) Wang, the CEO and Chairman of the Board of Dragon Capital, is the brother of James (Yuejian) Wang, the CEO of the Company. These securities were issued by Dragon Capital as compensation for consulting services. Dragon Capital is a non-reporting company whose securities are quoted on the OTC Pink Tier of the OTC Markets Group.  As such, under Federal securities laws, securities of Dragon Capital generally cannot be resold by us in absence of a registration of those securities under the Securities Act or unless there exists an available exemption from such registration.

Our marketable securities available-for-sale are carried at fair value. Under the guidance of ASC320, "Investments", we periodically evaluate our marketable securities to determine whether a decline in their value is other than temporary. Management utilizes criteria such as the magnitude and duration of the decline, in addition to the reasons underlying the decline, to determine whether the loss in value is other than temporary. The term "other-than-temporary" is not intended to indicate that the decline is permanent.  It indicates that the prospects for a near term recovery of value are not necessarily favorable, or that there is a lack of evidence to support fair values equal to, or greater than, the carrying value of the investment. Once a decline in value is determined to be other than temporary, the value of the security is reduced and a corresponding impairment charge to earnings is recognized.  In this assessment for various securities at June 30, 2016 and September 30, 2015, the guidance in ASC 320, "the Investment-Debt and Equity Securities", is carefully followed.  In accordance with ASC 320-10-35-33, when an entity has decided to sell an impaired available-for-sale security and the entity does not expect the fair value of the security to fully recover before the expected time of sale, the security shall be deemed other-than-temporarily impaired in the period in which the decision to sell is made. However, an entity shall recognize an impairment loss when the impairment is deemed other than temporary impairment even if a decision to sell has not been made.

For the nine months ended June 30, 2016 and 2015, we had no loss related to other than temporary impairment.

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2016

Marketable securities available-for-sale and marketable securities available-for-sale-related party are either valued at the date received or at the date when services are rendered. The table below provides a summary of the changes in the fair of marketable securities for nine months ended June 30, 2016 and 2015:

		For the Nine Months Ended June 30, 2016
	September 30, 2015	Cost received/sold	Unrealized gain (loss)	Amounts reclassified from accumulated other comprehensive loss upon sale of available for sale securities	June 30, 2016
Investment in marketable securities available-for-sale	$2,800	$(25,902)	$(1,305)	$24,407	$-
Investment in marketable securities available-for-sale-related party	20,000	(33,646)	(36,381)	66,382	16,355
Total investment in securities available-for-sale	$22,800	$(59,548)	$(37,686)	$90,789	$16,355

		For the Nine Months Ended June 30, 2015
	September 30, 2014	Cost received/sold	Unrealized gain (loss)	Amounts reclassified from accumulated other comprehensive loss upon sale of available for sale securities	June 30, 2015

Investment in marketable securities available-for-sale	$7,352	$-	$(1,750)	$-	$5,602
Investment in marketable securities available-for-sale-related party	40,000	45,000	(45,000)	-	40,000
Total investment in securities available-for-sale	$47,352	$45,000	$(46,750)	$-	$45,602

NOTE 4 - ACCOUNTS RECEIVABLE AND ACCOUNTS RECEIVABLE - RELATED PARTY

Accounts receivables generally include trade receivables and receivables of marketable securities available-for-sale. These receivables are carried at fair market value. The changes in the fair market value of the marketable securities underlying the receivables are reflected in earnings for each period. We have receivable of 9,000,000 shares of common stock due from China Logistic, Inc. (OTC: CHLO) on June 30, 2016 and September 30, 2015, respectively, the fair value of available-for-sale securities receivable was $1,800 and $7,200. We have no related party receivable as of June 30, 2016 and September 30, 2015. On June 30, 2016 and September 30, 2015, we also had $0 and $9,443 of trade receivables related to the consulting service provided which were not in the form of marketable securities available-for-sale.

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2016

NOTE 5 - LOANS AND CONVERTIBLE NOTES PAYABLE, NET

Loans and convertible notes payable, net at June 30, 2016 and September 30, 2015 consisted of the following:

Description	June 30, 2016	September 30, 2015
Current portion
China Direct Investments loan from Draco Resources, Inc. Due on March 18, 2015 with 2% annual interest rate. The loan is unsecured and currently in default.	$200,000	$200,000
CDII loan from TCA Global Credit Master Fund, LP. Due on October 15, 2016 with 18% annual effective interest rate including 10% annual interest rate per the loan agreement and 8% other fees and charges. The loan is secured by pledge of assets of CDII. (1)	743,657	643,000
China Direct Investments loan from Kong Tung, a Chinese citizen. Originally due on January 7, 2015 and extended to December 31, 2015. 2% interest rate per month. Currently in default. Secured by pledge of assets of CDII. (2) Also see Note 6 for derivative liabilities and Note 12 for more discussion of conversion.	208,500	600,000
China Direct Investments loan from Yewen Xi, a Chinese citizen. Principal of $500,000 was due on December 31, 2015 and extended to September 30, 2016, and $200,000 is due on August 31, 2016. 12% annual interest rate. For the $500,000 and $200,000, Yewen Xi has the right to convert the outstanding principal amount and interest into common stock of CDII on and after January 1, 2016 and September 1, 2016, respectively. Conversion Price is equal to 75% of the average closing price of CDII common stock for five consecutive days prior to the conversion. Secured by pledge of assets of CDII. (4) See Note 6 for derivative liabilities and Note 12 for more discussion of conversion.
	253,300	700,000
CDII loan from Money Works Direct in the principal amounts of $50,000 and $120,000, monthly interest rates at 4.44% and 4.61%, respectively, due on October 15, 2016. Secured by pledge of assets of CDII. China Direct Investments make cash repayment of $1,150 for the two loans per business day.	89,238	72,470
CDII loan from multiple institutional investors with a term from four months to one year, convertible immediately and issued with original issue discount ("OID") and deferred financing cost of $83,050. Net of debt discount of $251,464 as of June 30, 2016, including debt discount related to OID of $48,664 and debt discount due to conversion feature of $202,800. 8% - 12% annual interest rate and Conversion Price is equal to 50% - 60% of lowest trading price of CDII common stock for certain consecutive days prior to the conversion. Secured by pledge of assets of CDII. (3) Also see Note 6 for derivative liabilities and Note 12 for more discussion of conversion.
	219,212	-
Loans and convertible notes payable, short-term, net	1,713,907	2,215,470

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2016

(1)              On October 15, 2015, the Company and TCA entered into a settlement agreement pursuant to which both parties agreed that the outstanding obligations the Company owed to TCA should be $1,036,032 as of October 8, 2015, including $643,000 for the principal, $122,133 for accrued and unpaid interest and other fees and charges and $270,899 for the advisory fees. According to the terms agreed upon in the settlement agreement, the Company should make monthly payments to TCA in the amount of $40,000 commencing on November 30, 2015 by means of ACH transfer or by payment made to TCA through a third party until the complete repayment of all payables due to TCA. The Company is making the timely payments through the assignments of notes to other two institutional investors in the totaling of $375,000 as of June 30, 2016, which included the following notes:

(A) On October 26, 2015, the Company entered into a master exchange agreement with an institutional investor. Pursuant to the exchange agreement, the institutional investor shall exchange, at its option, $50,000 principal amount of convertible notes of the Company plus any accrued interest for shares of the Company's common stock at $0.0001 par value per share at an exchange price of 57% of the lowest trading price of the Company's common stock during the five consecutive trading day period preceding the exchange date. From November 4, 2015 to December 4, 2015, the institutional investor converted $51,846, including $50,000 of principal and $1,846 of interest, into a total of 279,949 shares of the Company's common stock.

(B) On December 9, 2015, January 22, 2016 and February 24, 2016, the Company entered into note purchase agreements with an institutional investor to sell $100,000, $100,000 and $125,000 of TCA's notes, respectively. These notes are convertible at a price of 55% of the lowest trading price of the Company's common stock during ten consecutive business days prior to the conversion date. From December 10, 2015 to June 30, 2016, the institutional investor converted $324,990 of the note into a total of 1,243,483 shares of the Company's common stock.

The balance of total obligation to TCA was $743,657, including the principal of $661,032 and accrued interest added to principal of $82,625, as of June 30, 2016. The Company has accrued principal, unpaid interest and other fees and charges of $763,257, advisory fees of $270,900, and other legal expenses of $40,342 as of September 30, 2015. TCA, upon execution of the settlement agreement, agreed to have its counsel to file a Conditional Joint Stipulation of Dismissal Without Prejudice with respect to the Pending Litigation the parties involved. Consequently, the case was settled and dismissed pursuant to the Stipulation of Settlement entered into between the parties. The Court reserved jurisdiction for enforcement of the settlement terms. Also see Note 6 for derivative liabilities.

(2)             On April 7, 2014, China Direct Investments borrowed $600,000 from Kong Tung, who was the former Director of the Company and resigned his position as a Director of the Company on March 26, 2015. On January 7, 2015, the Company and Kong Tung entered into an amendment to promissory note, where the maturity date of the note is extended to December 31, 2015 and a conversion option is added. Pursuant to the amendment to promissory note, after the maturity date of the note, the note holder shall have the right, at any time and from time to time, to convert the outstanding principal amount and accrued interest into CDII's common stocks. The conversion price shall be equal to 85% of the closing price CDII common stock on the date of conversion. On October 14, 2015, the Company entered into a note purchase agreement with an institutional investor to sell $600,000 of Kong Tung's note together with accrued interest of $214,000 depending on the funding of the investor. Pursuant to the purchase agreement, the Company shall repay the institutional investor the principal of $600,000 with interest at the rate of 8% per year starting from October 14, 2015, and the institutional investor has the option to convert all or portion of the unpaid principal balance, together with any accrued interest and any fees or charges, into the Company's common stocks at a 40% discount to the lowest closing price of the common stock during the 10 trading day period preceding the conversion date. From October 20, 2015 to December 11, 2015, the institutional investor purchased $247,000 of the note and converted a total of 1,100,000 shares of the Company's common stock, equivalent to a debt principal of $241,500. On October 15, 2015, Kong Tung and an institutional investor entered into note purchase agreements to sell $50,000 out of the remaining Kong Tung's convertible note. The notes bear an interest rate of 12% with a maturity date of October 15, 2016. The conversion price of the note is 55% of the lowest trading price of the Company's common stock during the 10 consecutive trading days prior to the conversion date. The institutional investor converted all the principal of $50,000 and accrued interest of $6,000 of the note into a total of 203,265 shares of the Company's common stock by December 31, 2015. On March 28, 2016, Kong Tung and an institutional investor entered into note purchase agreements to sell $100,000 out of the remaining Kong Tung's convertible note. The convertible note bears an annual interest of 12% with a maturity date of March 24, 2017. As of June 30, 2016, the institutional investor converted a total of $98,844 of this note into 2,004,451 shares of the Company's common stock. Also see Note 6 for derivative liabilities and see Note 12 for more discussion.

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2016

(3)           On October 15, 2015, the Company issued a convertible promissory note for the amount of $25,000 to an institutional investor, at a 10% annual interest rate. This note provides conversion features equal to 55% of the lowest trading price of the Company's common stock during the 10 consecutive trading days prior to the date of conversion. This note becomes due and payable on October 15, 2016. The sum of $20,000 shall be remitted and delivered to the Company and the remaining $5,000 shall be retained by the purchaser through an original issue discount for due diligence and legal bills related to the transaction. Additional interest will accrue from the date of event of default at the rate equal to the lower of 18% per annum or the highest rate permitted by law. As of June 30, 2016, the institutional investor converted a total of $12,700 of this note into 288,636 shares of the Company's common stock.

On October 20, 2015, the Company issued a convertible promissory note for the amount of $40,000 to an institutional investor, at a 10% annual interest rate. This note provides conversion features, and the conversion price is the lower of (1) the closing sale price of the common stock on the principal market on the trading day immediately preceding the closing date, and (2) 60% of the lowest trading price of the Company's common stock during the 20 consecutive trading days prior to the date of conversion. This note becomes due and payable on October 20, 2016 and is guaranteed by all the subsidiaries of the Company. As of June 30, 2016, the institutional investor converted a totaling of $18,332 of this note into 339,091 shares of the Company's common stock.

On October 22, 2015, the Company issued a convertible note to an institutional investor for the principal amount of $25,000 with interest rate of 8% and maturity date of October 22, 2016. The holder of the note is entitled to convert the note into the Company's common stock, after 180 days and cash payment at a price equals to 60% of the lowest trading price for the last 20 trading days prior to conversion. On October 22, 2015, the Company received $23,000 in cash and $2,000 was retained by the institutional investor through an original issue discount for due diligence and legal bills related to this transaction. Before the Company issued the second note to this institutional investor for the principal of $25,000 with the same terms as the first note of $25,000 on June 14, 2016, the institutional investor converted all $25,000 of the first note into 630,519 shares of the Company's common stock. On June 14, 2016, the Company received $23,000 in cash and $2,000 was retained by the institutional investor through an original issue discount for due diligence and legal bills related to this transaction.  $12,412 of the second note was converted into 1,034,333 shares of the Company's common stock.

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

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2016

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

On April 19, 2016, the Company issued a convertible promissory note for the amount of $15,000 to an institutional investor, at a 12% annual interest rate. This note becomes due and payable on January 19, 2017. This note provides conversion features equal to 55% of the lowest trading price of the Company's common stock during the 15 consecutive trading days prior to the date of conversion. On April 29, 2016, the Company received $11,700 in cash and $3,300 was retained by the institutional investor through OID.

On April 20, 2016 and May 18, 2016, the Company issued a convertible promissory note for the amount of $24,000 and $24,0000 to an institutional investor, at a 8% annual interest rate, respectively. These notes become due and payable on April 20, 2017 and May 18, 2017, respectively. These notes provide conversion features equal to 55% and 50% of the lowest trading price of the Company's common stock during the 15 consecutive trading days prior to the date of conversion, respectively. On April 28, 2016 and June 1, 2016, the Company received $20,000 in cash and $4,000 was retained by the institutional investor through OID, respectively.

(4)           On January 29, 2016 and Feburary 22, 2016, the Compnay issued 250,000 and 200,000 shares of the Company06¥730¡4s common stocks to Yewen Xi for the conversion of $169,500 and $112,200, respectively, as partial payment of the $500,000 loan to China Direct Investments.

        On April 15, 2016, the Company entered into a note purchase agreement with an institutional investor to sell $25,000 of Yewen Xi's note, at a 12% annual interest rate. This note provides conversion features equal to 55% of the lowest bid price of the Company's common stock during the thirty trading days ending on the latest completed trading day prior to the date of conversion. As of May 16, 2016, the institutional investor converted all $25,000 of this note into 559,318 shares of the Company's common stock.

On April 19, 2016 and April 29, 2016 the Company entered into two notes purchase agreement with an institutional investor to sell each of $30,000 of Yewen Xi's note, at a 12% annual interest rate. These notes provide conversion features equal to 55% of the lowest trading price of the Company's common stock during the 15 consecutive trading days prior to the date of conversion. As of June 30, 2016, the institutional investor converted $30,000 and $21,788 of these two notes, respectively, into 161,377 and 418,623 shares of the Company's common stock.

On April 19, 2016 and May 18, 2016, the Company entered into two notes purchase agreement with an institutional investors to sell each of $40,000 of Yewen Xi's note, at an 8% annual interest rate. These notes provide conversion features equal to 55% and 50% of the lowest trading price of the Company's common stock complete trading days prior to the date of conversion, respectively. As of June 30, 2016, the institutional investors converted all of $40,000 note signed on April 19, 2016 and accrued interest of $63 into 846,011 shares of the Company's common stock. As of June 30, 2016, the institutional investors partially converted $15,000 of $40,000 note signed on May 18, 2016 into 1,100,000 shares of the Company's common stock.

On October 13, 2015, the Company issued a convertible promissory note to an institutional investor and the principal is up to $150,000 with a 10% original discount. The consideration to be received is up to $135,000 with $25,000 payable at closing of the note and up to $110,000 upon mutual agreement. The conversion price is 60% of the lowest trade price in the 25 trading days previous to the conversion date. The Company has the option to pre-pay the loan within 90 days with no interest. After 90 days, the note will bear a 12% one-time interest charge. This note becomes due and payable on October 12, 2017. On October 13, 2015, the Company received a part of this loan of $25,000 in cash after deducting $2,778 of original discount. On April 20, 2016, this institutional investor converted all $27,778 loan with its accrued interest of $3,334 into 152,505 shares of the Company's common stock. As of June 30, 2016, the balance of obligation to this institutional investor is zero.

During the three months ended on June 30, 2016, two employees advanced to the Company totaling $57,000. The advance is interest-free and is due on demand. As of June 30, 2016, total employee advance outstanding is $55,000, which was included in other liabilities.

The interest expense and interest expense - related parties for the loans amounted to $630,899 and $76,625, including amortization of debt discount in the amount of $524,917 and $0, for the three months ended June 30, 2016 and 2015, respectively. For the nine months ended June 30, 2016 and 2015, the interest expense and interest expense - related parties for the loans amounted to $2,113,385 and $610,973, including amortization of debt discount in the amount of $1,756,064 and $361,452, respectively.

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2016

NOTE 6 - DERIVATIVE LIABILITIES

Convertible Notes

As described in Note 5, the Company defaulted on its loan with TCA which triggered the variable conversion option on the loan. In addition, during the nine months ended June 30, 2016, the Company issued several convertible notes with variable conversion price. The conversion options embedded in the convertible notes contain no explicit limit to the number of shares to be issued upon agreements and as the result are classified as a liability under ASC 815. The Company accounted for the embedded conversion option in accordance with ASC 815-40, which requires the Company to bifurcate the embedded conversion options as liability at the date the notes become convertible and to record changes in fair value relating to the conversion option liabilities in the statement of operations and comprehensive income as of each subsequent balance sheet date. The debt discounts related to the convertible notes are amortized over the life of the note using the effective interest method. The Company's conversion option liabilities are valued using Black Scholes pricing models. Where possible, the Company verifies the values produced by its pricing models to market prices. Valuation models require a variety of inputs, including contractual terms, market prices, yield curves, credit spreads, measures of volatility and correlations of such inputs. These consolidated financial liabilities do not trade in liquid markets, and as such, model inputs cannot generally be verified and do involve significant management judgment. Such instruments are typically classified within Level 3 of the fair value hierarchy.

On October 15, 2015, the Company and TCA entered into a settlement agreement pursuant to which the note was no longer in default. Therefore the note became not convertible as the note is convertible upon default pursuant to the settlement agreement. The fair value of derivative liabilities due to the embedded conversion option was re-measured to be $710,425 on October 15, 2015 and was written off to gain on settlement of convertible note which was included in change in fair value of derivative liabilities. The carrying amounts of the derivative liabilities for the embedded conversion option on the TCA note were $0 and $489,031, respectively, as of June 30, 2016 and September 30, 2015. On October 26, 2015, the Company entered into a master exchange agreement with an institutional investor. Pursuant to the exchange agreement, the institutional investor shall exchange, at its option, $50,000 principal amount of convertible notes of the Company plus any accrued interest for shares of the Company's common stock at $0.0001 par value per share at an exchange price of 57% of the lowest trading price of the Company's common stock during the five consecutive trading day period preceding the exchange date. On December 9, 2015, January 22, 2016 and February 24, 2016, the Company entered into note purchase agreement with an institutional investor to sell $100,000, $100,000 and $125,000 of this TCA loan, respectively. These notes are convertible at a price of 55% of the lowest trading price of the Company's common stock during 10 consecutive business days prior to the conversion date. During three and nine months ended on June 30, 2016, a total of $0 and $374,990 of loan from TCA, subsequently assigned to two institutional investors, together with accrued interest and other fees of $0 and $1,846, was converted into 0 and 1,523,432 shares of the Company's common stock, respectively. During three and nine months ended on June 30, 2016, derivative liability of $0 and $1,312,546 was initially created due to the loans assigned to two institutional investors containing variable conversion option and the amount of $0 and $1,917,348 was re-measured on the date of conversions and written off to additional paid-in capital as a result of the conversion, respectively. The remaining principal of TCA note assigned to institutional investors which is convertible amounted to $10 and the fair value of the derivative liabilities related to the embedded conversion option was $16 as of June 30, 2016.

As described in Note 5, during three and nine months ended on June 30, 2016, a total of $131,788 and $413,488 of the $500,000 loan from Yewen Xi with accrued interest of $63, including the amount assigned, was converted into 2,903,726 and 3,353,726 shares of the Company's common stock, respectively. Derivative liability of $406,532 and $1,023,165 was initially created due to the loans containing variable conversion option respectively, and the amounts of $268,685 and $612,501, which were re-measured on the date of the conversions and written off to additional paid-in capital as a result of the conversion, for three and nine months ended June 30, 2016, respectively. The remaining principal of Yewen Xi's $500,000 note amounted to $86,512 and the fair value of the derivative liabilities related to the embedded conversion option was $59,367 as of June 30, 2016.

As described in Note 5, during three and nine months ended on June 30, 2016, a total of $98,844 and $390,344 of $600,000 loan from Kong Tung, subsequently assigned to institutional investors, together with accrued interest and other fees of $6,000 was converted into 2,004,451 and 3,307,715 shares of the Company's common stock, respectively. Derivative liability of $192,606 and $997,217 was initially created due to the loans assigned to institutional investors containing variable conversion option and the amounts of $236,299 and $2,327,540, which were re-measured on the date of the conversions and written off to additional paid-in capital as a result of the conversion, respectively, for three and nine months ended June 30, 2016, respectively. The remaining principal of Kong Tung note amounted to $209,656 and the fair value of the derivative liabilities related to the embedded conversion option was $250,958 as of June 30, 2016.

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2016

As described in Note 5, during three and nine months ended on June 30, 2016, the Company issued multiple convertible promissory notes to the multiple institutional investors and the aggregate principal is $148,000 and $532,528, respectively. During three and nine months ended on June 30, 2016, a total of $96,222 and $96,222 of these multiple convertible promissory notes were converted into 2,392,694 and 2,392,694 shares of the Company's common stock, respectively. The amount of $192,161 was re-measured on the date of the conversions and written off to additional paid-in capital as a result of the conversion. The fair value of derivative liabilities related to the embedded conversion option was initially determined to be $2,479,828 on the date of issuance and subsequently determined to be $743,783 as of June 30, 2016.

The fair values of the instruments as of each of the measurement periods were determined by using Black-Scholes option-pricing model based on the following assumptions: dividend yield of 0%, volatility of 166%-1499%, risk free rate of 0.00%-0.72%, and an expected term of 0.05-2.00 year.

During the nine months ended June 30, 2016, the fair value of the embedded conversion options determined using Black-Scholes option -pricing model as of the dates the notes became convertible was $5,812,756 and $1,921,700 was recorded as debt discount. The day one loss on derivative liabilities of $3,891,056 was recorded in change in fair value of derivative liabilities. $467,876 and $1,684,900 of debt discount due to embedded conversion option was amortized into interest expense for the three and nine months ended June 30, 2016, respectively. $0 and $361,452 of debt discount due to embedded conversion option was amortized into interest expense for the three and nine months ended June 30, 2015.

The total change in fair value of derivative liabilities related to convertible notes described above amounted to expense of $469,202 and $220,273 for the three months ended June 30, 2016 and 2015, respectively. The total change in fair value of derivative liabilities related to convertible notes described above amounted to expense of $3,692,943 and $135,749 for the nine months ended June 30, 2016 and 2015, respectively.

 Warrants and Convertible Preferred Stock

On September 4, 2015, as compensation for services, the Company granted the consultant, Shaoying Wang, the warrant ("warrant A") to purchase 25,000 shares of the Company's common stock. 25,000 shares of the Company's warrant became exercisable immediately and the exercise price is fixed at $4.64. On December 10, 2015, warrant A was exercised and the Company received proceeds of $116,000. Pursuant to the January 14, 2016 amendment to the consulting agreement dated September 4, 2015, the Company granted Shaoying Wang additional warrant ("warrant C") to purchase 50,000 shares of the Company's common stock for a fixed exercise price at $0.64. On February 25, 2016, warrant C was exercised and the Company received proceeds of $32,000. The Company considered derivative accounting under ASC 815-15 "Derivatives and Hedging" and determined that the warrant should be classified as liability as the warrant was tainted due to the indeterminate number of shares to be delivered upon settlement of the above convertible notes. The Company's derivative liabilities related to warrant A and warrant C are valued using Black Scholes pricing models on the following assumptions: dividend yield of 0%, volatility of 167%-255%, risk free rate of 0.49%-0.90%, and an expected term of 1.85-2.33 year.

As of June 30, 2016 and September 30, 2015, the carrying amounts of the derivative liabilities for warrant A and warrant C were $0 and $98,870, respectively. The net changes in fair value of derivative liabilities of warrant A and warrant C were income of $0 and $98,870 during the three and nine months ended June 30, 2016.

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

In addition, the Company issued convertible preferred stock and the conversion price of the preferred stock is subject to adjustment if the Company issues or sells shares of common stock for a consideration per share less than the conversion or exercise price then in effect, or issue options, warrants or other securities convertible or exchangeable for shares of common stock at a conversion or exercise price less than the conversion price of the preferred stock then in effect. If either of these events should occur, the conversion price is reduced to the lowest price at which these securities were issued or are exercisable. These clauses were referred to as the "Anti-Dilution Rights". The Company analyzed and concluded the embedded conversion option is not clearly and closely related to the host contract as the preferred shares are redeemable at the holder's option. The Anti-Dilution Rights of the beneficial conversion feature make the conversion option not indexed to the company's own stock, and therefore requires the conversion feature to be treated as derivative liabilities as provided under EITF 07-05.

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2016

The Company used maximum value method to determine the fair value of derivative liabilities related to warrants B and preferred stock conversion option.

As of June 30, 2016 and September 30, 2015, the carrying amounts of the derivative liabilities for warrant B were $86 and $18,744, respectively. As of June 30, 2016 and September 30, 2015, the carrying amounts of the derivative liabilities for preferred stock conversion option were $3,698,045 and $2,603,626, respectively. The net changes in fair value of derivative liabilities of warrant B and preferred stock during the periods were income of $3,098,415 and loss of $1,075,761 during the three and nine months ended June 30, 2016, respectively, and income of $401,331 and $1,066,691 during the three and nine months ended June 30, 2015.

Below is the reconciliation of the fair value of the Company's derivative liabilities during the nine months ended June 30, 2016:

Beginning balance as of September 30, 2015	$3,210,271
Additions due to debt discount on convertible notes	1,921,700
Additions due to warrant derivative liabilities	32,000
Write-off of derivative liabilities due to conversion of convertible notes	(5,049,550)
Write-off of derivative liabilities due to exercise of warrants	(32,000)
Change in the fair value of derivative liabilities
(Gain) or loss related to derivative liabilities being marked to market	1,489,203
Write-off of derivative liabilities due to settlement of TCA note	(710,425)
Day one loss related to embedded conversion option	3,891,056
Ending balance as of June 30, 2016	$4,752,255

NOTE 7 - RELATED PARTY TRANSACTIONS

List of Related Parties

We have specified the following persons and entities as related parties with ending balances as of June 30, 2016 and September 30, 2015:

-	Xiaowen Zhuang, a management member of CDI Shanghai Management and brother of James (Yuejian) Wang;
-	James (Yuejian) Wang, the CEO, CFO and sole member of the Board of Directors of the Company;
-	Lawrence Wang, the brother of James (Yuejian) Wang; and
-	Dragon Capital Group, Corp. ("Dragon Capital"), a company organized under the laws of Nevada, USA, the principal owner of Dragon Capital is Lawrence Wang;

As of June 30, 2016, loan payables and other payables - related parties were $845,822 consisting of loan payables - related parties of $412,382 and other payables - related parties of $433,440 as set forth below:

Loan Payables - Related Parties

At June 30, 2016 and September 30, 2015, loan payables - related party was for working capital purposes, which were $412,382 and $388,082, respectively, as follows:

CD International Subsidiary	Related Party	June 30, 2016	September 30, 2015
China Direct Investments	James (Yuejian) Wang	$412,382	$388,082
Total Loan Payables-Related Parties		$412,382	$388,082

From time to time, China Direct Investments borrowed funds from James (Yuejian) Wang. At June 30, 2016 and September 30, 2015, CDII owed James Wang a total of $412,382 and $388,082, including aggregate principal loan amount of $300,000 and accrued interest of $112,382 and $88,082, respectively. The loans bear interest at 12% per annum with principal of $300,000 originally due on September 30, 2014. On September 12, 2014, James (Yuejian) Wang entered into Addendum I to the note agreement and agreed that the Company shall have the option to pay back to the lender the principal amount and all accrued interest upon maturity date in form of the Company's common stock valued at $0.05 per share. The Company did not elect to pay off the loan in common stock. On December 22, 2015, both parties entered into Addendum II to the note agreement and the maturity date was extended to September 30, 2016 with the same terms and conditions of the original note.

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2016

Other Payables - Related Parties

Other payables - related party represent expenses paid by related parties on behalf of the Company as well as expenses incurred by related parties in the common course of business. The balances as of June 30, 2016 and September 30, 2015 were $433,440 and $381,354, respectively, as follows:

CD International Subsidiary	Related Party	June 30, 2016	September 30, 2015
China Direct Investments	James (Yuejian) Wang	$370,369	$331,935
CDI Shanghai Management	Xiaowen Zhuang	45,008	43,124
CDI Shanghai Management	Dragon Capital	18,063	6,295
Total Other Payable-Related Parties		$433,440	$381,354

Revenue - Related Party

The Company provided consulting service to one of its related companies, Dragon Capital. The consulting revenues of $0 and $10,000, $45,249 and $23,750 were recognized for the three and nine months ended June 30, 2016 and 2015, respectively.

NOTE 8 - CAPITAL STOCK

Preferred Stock and Related Dividends

     Effective March 25, 2016, the Company's total number of shares of preferred stock authorized increased from 10,000,000 to 20,000,000 shares, par value $.0001, pursuant to the unanimous approval of the board of directors on March 8, 2016. As of June 30, 2016 and September 30, 2015, there were 1,006 shares of series A convertible preferred stock outstanding. The series A preferred stock has a stated value per share of $1,000, carries an 8% per annum dividend rate payable quarterly in arrears on January 1, April 1, July 1 and October 1 (each a "dividend date").  The dividends can be paid in cash or shares of our common stock, at our option, subject to certain provisions, on each dividend date. The holders are entitled to convert any whole number of preferred shares, plus the amount of any accrued but unpaid dividends per preferred share then remaining into the Company's common stock at the conversion rate which equals to the quotient of (i) the sum of the stated value and additional amount divided by (ii) the conversion price which was initially $7.00. The additional amount is calculated using a formula to represent the accrued but unpaid dividend. The terms of the Series A preferred stock provide that if we sell common stock at a price per share less than the then conversion price of the preferred stock, then we are required to reduce the conversion price of the series A convertible preferred stock to the lower price of the subsequent sale. Since we have issued securities at prices lower than the exercise price of the $7.00 per share conversion price of the series A preferred stock, we reduced the exercise price of those outstanding securities. The embedded conversion option is not clearly and closely related to the host contract as the preferred shares are redeemable at the holder's option. In addition, the conversion price of the preferred stock is subject to adjustment, and therefore requires the conversion feature to be treated as derivative liabilities as provided under EITF 07-05. See Note 6 for discussion on derivative liabilities.

The dividends calculated at $20,130 per quarter are payable in cash or shares of our common stock at our option subject to certain provisions. If paid in shares of common stock, the stock shall be valued at the lower of the conversion price or the average of the weighted average price of the 10 consecutive trading days immediately preceding the dividend date. During the nine months ended June 30, 2016 and 2015, we did not pay cash dividends, dividends were paid in form of our common stock of 125,000 shares, valued at $32,000 on our series A convertible preferred stock on April 18, 2016. As of June 30, 2016 and September 30, 2015, accrued dividend payable is $177,140 and $148,750, respectively. See Note 12 for more discussion of conversion.

Common Stock

Effective March 25, 2016, the Company's total number of shares of common stock authorized increased from 1,000,000,000 to 2,500,000,000 shares, par value $.0001, pursuant to the unanimous approval of the board of directors on March 8, 2016. On June 27, 2016, the Company received approval from FINRA for our 200 to 1 reverse split on the Company's common stock, the reverse split was effective as of June 28, 2016. At June 30, 2016, there were 11,698,548 shares of common stock issued and outstanding and there were 501,065 shares of common stock issued and outstanding at September 30, 2015.

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2016

During the nine months ended June 30, 2016, the Company issued a total of 11,197,483 share of our common stock comprised of: 125,000 shares of our common stock to partially pay off dividends on our series A convertible preferred stock, value at $32,000; 100,000 shares of our common stock for employee compensation, valued at $6,000; 85,921 shares of our common stock to consultants for services, valued at $88,100; 10,577,567 shares of common stocks, for the convertible notes on Note 5, valued at $1,286,287 and derivative liabilities written off into additional paid-in capital due to debt conversions of $5,081,550. The Company also issued 75,000 shares in connection with the exercise of 75,000 stock options for consideration in the total of $148,000, and the Company received the proceeds of the exercise of options in the amount of $116,000 on December 10, 2015 and $32,000 February 25, 2016, respectively. The Company cancelled 45,000 stock options granted to James (Yuejian) Wang and $80,348 stock option expenses were reversed due to the forfeiture of unvested options. In addition, 233,995 shares of common stock were issued for fraction of shares due to reverse stock split.

During the nine months ended June 30, 2015, we issued a total of 32,500 shares of our common stock to consultants for services, valued at $265,000.

Option and Warrants

On August 28, 2015, China Direct Investments entered into a consulting agreement with Mr. Xiaowen Zhuang, the management member of CDI Shanghai Management and brother of James (Yuejian) Wang, pursuant to which he received the options to purchase 15,000 shares of the Company's common stock at an exercise price of $3.34 for providing services including but not limited to sales, translation and marketing for a period ended on December 31, 2016. Both parties also entered into option agreement on the same day and the options to purchase common stock were granted under the Company's S-8 registration. The options vested immediately and will expire on December 31, 2017. The Company issued 15,000 share of common stock, value at $50,100, to Xiaowen Zhuang on September 3, 2015 pursuant to the exercise of the options. The Company received the proceeds of the exercise of options in the amount of $50,100 on December 11, 2015. As a result, the Company recorded $50,100 subscription receivable as an asset on the consolidated balance sheets as of September 30, 2015.

On April 1, 2016, the Company cancelled James (Yuejian) Wang's option to purchase 45,000 shares of common stock at $10 per share, granted on September, 30. 2013, and vested on September 30, 2014, 2015 and 2016 for every 15,000 stock option options.

The Company recognized a total of $(80,348) and $72,801 stock option expenses for nine months ended June 30, 2016 and 2015, respectively. The value of option was calculated using Black Scholes Option Pricing Model based upon the following assumptions: dividend yield of 0%, volatility of 120% - 176%, risk free rate of 0.36% - 1.20%, and an expected term of 1.17 to 4.5 years.

The following table sets forth our stock option activities during the nine months ended June 30, 2016:

Description	Shares underlying options	Weighted average exercise price
Balance at September 30, 2015	45,000	$10.00
Outstanding and exercisable at September 30, 2015	30,000	$10.00
Cancelled/forfeited	(45,000)	$10.00
Balance at June 30, 2016	-	$-
Outstanding and Exercisable at June 30, 2016	-	$-

As of June 30, 2016 we cancelled all 45,000 share options and reversed the stock option expense previously recognized related to the forfeiture of unvested options for a total amount of $80,348. As of September 30, 2015, we had 45,000 and 30,000 shares underlying options outstanding and exercisable, respectively.

Common Stock Purchase Warrants

On September 4, 2015, 25,000 warrants with an exercise price of $4.64, expiring on December 31, 2017, were issued to a consultant for services provided. The Company received the proceeds in the amount of $116,000 on December 11, 2015. On January 14, 2016, due to amendment to the consulting agreement dated September 4, 2015, the Company issued additional 50,000 shares warrants with an exercise price of $0.64. The Company received proceeds of $32,000 from exercise of the 50,000 shares warrants on February 25, 2016. Also see Note 6.

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2016

A summary of the status of our outstanding common stock purchase warrants granted as of June 30, 2016 and changes during the period is as follows:

	Shares underlying warrants	Weighted average exercise price
Outstanding and exercisable at September 30, 2015	28,889	$58.00
Granted	50,000	0.64
Excised	(50,000)	0.64
Excised	(25,000)	4.64
Outstanding and exercisable at June 30, 2016	3,889	$400.00

The following information applies to all warrants outstanding and exercisable at June 30, 2016.

Number of Warrants outstanding and exercisable	Exercise Price	Remaining contractual life (Years)
3,889	$400.00	0.01
3,889	$400.00	0.01

NOTE 9 - SEGMENT INFORMATION

For the three and nine months ended June 30, 2016 and 2015, the Company operated in two reportable business segments - (1) Mineral Trading segment, where we sell and distribute of a variety of products, including iron ore products, non-ferrous metals, recycled materials, and industrial commodities, and (2) Consulting segment where we provide business and financial consulting services to U.S. public companies that operate primarily in China. The Company's reportable segments are strategic business units that offer different products. They are managed separately based on the fundamental differences in their operations.  Information with respect to these reportable business segments for the three and nine months ended June 30, 2016 and 2015 are as follows:

Revenues:	For the Three Months Ended June 30, 2016	For the Three Months Ended June 30, 2015	For the Nine Months Ended June 30, 2016	For the Nine Months Ended June 30, 2015
Mineral Trading	$-	$-	$-	$-
Consulting	-	74,636	82,987	247,052
Include: revenues from related parties	-	10,000	45,249	23,750
Total revenue:	$-	$74,636	$82,987	$247,052

Depreciation:
Mineral Trading	$-	$-	$-	$-
Consulting	490	4,251	9,294	14,696
Total depreciation:	$490	$4,251	$9,294	$14,696

Interest expenses and interest expenses - related parties:
Mineral Trading	$-	$-	$-	$-
Consulting	630,899	76,625	2,113,385	610,973
Total interest expenses and interest expenses - related parties:	$630,899	$76,625	$2,113,385	$610,973

Net income (loss) from continuing operations:
Mineral Trading	$-	$(15,990)	$(500)	$(15,990)
Consulting	1,930,622	(2,017,527)	(7,552,700)	(2,785,902)
Total net income (loss) from continuing operations:	$1,930,622	$(2,033,517)	$(7,553,200)	$(2,801,892)

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2016

Total tangible assets by segment as of June 30, 2016 and September 30, 2015 are as follows:

	June 30, 2016	September 30, 2015
Mineral Trading	$-	$-
Consulting	1,789	63,088
Total tangible assets	$1,789	$63,088

NOTE 10 - DISCONTINUED OPERATIONS

Subsidiaries Disposed

In April 2015, the Company sold its entire 95% equity interest in CDI Jingkun Zinc and 100% equity interest in CDI Metal to Xiaowen Zhuang, a management member and the brother of James (Yuejian) Wang, the CEO of the Company. The Company also sold its 100% equity interest in CDI Jixiang Metal to Dragon Capital, a related party company. As a result, results of operations, financial position and cash flows associated with CDI Jingkun Zinc, CDI Metal and CDI Jixiang Metal are reported as discontinued operations for all periods presented. During the fourth quarter of fiscal year 2015, the Company disposed CDII Chile and the Chilean government has granted the Company the approval to officially close down the business on July 31, 2015. As a result, results of operations, financial position and cash flows associated with CDI Chile are reported as discontinued operations for all periods presented.

Summarized Financial Information for Discontinued Operations

The following table presents the results of discontinued operations for the three and nine months ended June 30, 2016 and 2015:

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2016	2015	2016	2015
Revenues	$-	$-	$-	$-
Cost of revenues	-	-	-	-
Loss before income taxes	-	-	-	(19,033)
Income tax expense	-	-	-	-

Loss from discontinued operations, net of taxes	-	-	-	(19,033)
Gain (loss) from disposal, net of taxes	-	3,482,953	-	3,482,953
Total loss from discontinued operations, net of taxes	$-	$3,482,953	$-	$3,463,920

 NOTE 11 - COMMITMENTS AND CONTINGENCIES

Income Tax Matters

The IRS audited the Company's consolidated income tax returns for fiscal year 2008, 2010, and 2011. The IRS has initially proposed an adjustment to the Company's income tax liabilities for a total amount of approximately $4.6 million (approximately $3.1 million in income tax and $1.5 million in penalties) primarily related to transfer pricing issues pursuant to IRC section 482. In May 2013, the case was sent to the Appeals division of the Internal Revenue Service. The Company retained an independent accounting firm that has conducted an independent transfer pricing study, an evaluation of the tax basis value of marketable securities received for services, and an analysis of the allocation of the related costs and expenses associated with such revenues. As a result of such study and as a result of net operating tax loss carry forwards, the management believed that no income tax or penalties would be accessed against us by the IRS.

In April 2016, the Company received the notice of tax assessed by examination from IRS, based on which the Company's additional tax liabilities for fiscal year 2008, 2010 and 2011 remained to be $4.6 million. Additionally, accrued interest of approximately $1.4 million was imposed as of April 22, 2016.  In May 2016, an attorney was retained by the Company to represent before IRS in connection with the outstanding federal income tax liability. On June 6, 2016, the IRS closed the examination of the Company's tax returns for fiscal year 2008, 2010 and 2011. The Company is currently considering filing an offer-in-compromise based on doubt as to collectability. As of the filing date, a reasonable estimate of loss cannot be made by the management as there have been no negotiations with an IRS representative. If the offer is ultimately rejected, the final tax liabilities enforced by IRS could have a material effect on the Company's results of operations and financial position and liquidity.

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2016

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

As described in Note 5, our wholly owned subsidiary, China Direct Investments owes to Draco Resources, Inc. for an amount of $200,000, which is due on March 18, 2015 with 2% annual interest rate. The loan is unsecured and currently in default. On March 15, 2016, Draco Resources, Inc. filed Chapter 7 for bankruptcy in California (Case No. 14-31654DM). Andrea A Wirum, Chapter 7 trustee of Draco Resources, Inc., entered into default judgment from Draco Resources, Inc. to China Direct Investments in the total amount of $210,679, consisting of principal sum of $200,000, interest pursuant to contract in the amount of $7,989 and attorneys' fees and costs pursuant to contract in the amount of $2,690. As of June 30, 2016, China Direct Investments has paid attorneys' fees and costs of $2,690. The Company has properly accrued all the liabilities related to the default judgement.

NOTE 12 - SUBSEQUENT EVENTS

As described in Note 5, on April 29, 2016 the Company entered into a note purchase agreement with an institutional investor to sell $30,000 of Yewen Xi's note. This note provides conversion features equal to 55% of the lowest trading price of the Company's common stock during the 15 consecutive trading days prior to the date of conversion. Subsequent to June 30, 2016, the institutional investor converted the remaining $8,212 of note with accrued interest of $344 into 777,786 shares of the Company's common stock.

As described in Note 5, on May 18, 2016, the Company entered into a note purchase agreement with an institutional investors to sell $40,000 of Yewen Xi's note. This note provides conversion feature equal to 50% of the lowest trading price of the Company's common stock complete trading days prior to the date of conversion. Subsequent to June 30, 2016, the institutional investors converted a total of $3,195 of this note into 1,989,796 shares of the Company's common stock.

As described in Note 5, on October 15, 2015, the Company issued a convertible note to an institutional investor for the principal amount of $25,000 with interest rate of 10% and maturity date of October 15, 2016. Subsequent to June 30, 2016, the institutional investor converted of the remaining $12,300 of this note with accrued interest of $6,508 into 10,391,554 shares of the Company's common stock.

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2016

As described in Note 5, on October 20, 2015, the Company issued a convertible note to an institutional investor for the principal amount of $40,000 with interest rate of 10% and maturity date of October 20, 2016. Subsequent to June 30, 2016, the institutional investor converted a totaling of $9,122 of this note into 11,767,707 shares of the Company's common stock.

As described in Note 5, on June 14, 2016, the Company issued a convertible note to an institutional investor for the principal amount of $25,000 with interest rate of 8% and maturity date of June 14, 2017. Subsequent to June 30, 2016, the institutional investor converted remaining of $12,588 of this note into 7,549,722 shares of the Company's common stock.

On July 11, 2016, Kong Tung and an institutional investor entered into note purchase agreements to sell $50,000 out of the remaining Kong Tung's convertible note. The note provides conversion features equal to 55% of the lowest trading price of the Company's common stock during the 20 consecutive trading days prior to the date of conversion.

On July 11, 2016 and August 8, 2016, the Company issued a convertible note to an institutional investor for the principal amount of $29,700 and $27,000 with interest rate of 8% and maturity date of July 11, 2017 and August 8, 2017, respectively. The notes provide conversion futures equal to 55% of the lowest trading price for the last 20 trading days prior to conversion. On July 14, 2016 and August 10, 2016, the Company received $25,000 and $23,000 in cash and $4,700 and $4,000 was retained by the institutional investor through an original issue discount for due diligence and legal bills related to this transaction, respectively.

On July 11, 2016, the Company issued a convertible note to an institutional investor for the principal amount of $20,000 with interest rate of 10% and maturity date of July 11, 2017. The note provides conversion future equal to 55% of the average lowest trading price during the 10 trading days prior to conversion. On July 15, 2016, the Company received $17,000 in cash and $3,000 was retained by the institutional investor through an original issue discount for due diligence and legal bills related to this transaction. On July 14, 2016, the Company issued 196,078 shares of restricted common stock to this institutional investor for the legal fee.

On July 27, 2016, the Company issued 2,307,700 shares of restricted common stock to a consultant for the consulting fee of $7,000 pursuant to the service agreement dated January 1, 2016.

On August 8, 2016, the Company issued 65 million shares of common stock to James Wang, valued at $130,000, as partial payment of the outstanding compensation accrued since 2013.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

The following discussion and analysis of our consolidated financial condition and results of operations for the three and nine months ended June 30, 2016 and 2015 should be read in conjunction with the consolidated financial statements and other information presented in our Annual Report on Form 10-K for the year ended September 30, 2015 as filed with the Securities and Exchange Commission on January 22, 2016 and with the consolidated financial statements and other information presented in this Quarterly Report on Form 10-Q.

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

OUR OUTLOOK

A significant portion of our business and operations are in China and, accordingly, its national economy plays a significant role in our results of operations. During the six months ended June 30, 2016, the growth of Chinese economy was 6.7% while China's economy grew by 6.9% in 2015. Furthermore, China's central bank has cut interest rates five times since November 2014, and has taken other steps to free banks to lend more. The Chinese government has pledged to spend hundreds of billions of dollars in 2015 and 2016 on new infrastructure projects, including rail lines and water treatment plants to help lift growth.

According to Ministry of Commerce of China, during the six months ended calendar year June 30, 2016, China's import and export totaled $1,713 billion with a year-on-year decrease of 8.7%. China's export was $985 billion, and its import was $727 billion, down by 7.7% and 10.2% respectively, with trade surplus of $258 billion. In June 2016, China's import and export totaled $313 billion with a year-on-year decrease of 6.4%. China's export was $180 billion, decrease by 4.8%, and its import was $132 billion, down by 8.4%, with trade surplus of $48 billion. During the six months ended calendar year June 30, 2015, China's import and export totaled $1,881 billion, with a year-on-year decrease of 6.9%. China's export was $1,072 billion, up by 1.0% and its import was $809 billion, decreased by 15.5%, with trade surplus of $263 billion. In June 2015, China's import and export totaled $337 billion, down by 1.2% year on year. Export was $192 billion, up by 2.8%, and import was $145 billion, down by 6.1%, with trade surplus of $47 billion.

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

GOING CONCERN

Our financial statements have been prepared assuming we will continue as a going concern. The report of our independent registered accounting firm on our financial statements for the year ended September 30, 2015 contained a qualification as to our ability to continue as a going concern. For the three months ended June 30, 2016, we reported a net gain of approximately $1.9 million, but for the nine months ended June 30, 2016, the Company incurred a net loss from continuing operations of approximately $7.6 million. As of June 30, 2016 we had a working capital deficit of $10.0 million. For the three and nine months ended June 30, 2016 our total revenues declined by approximately 100% and 66% from the comparable period during the three and nine months ended June 30, 2015, respectively. In addition, we have a significant amount of short term loans and convertible notes payable, totaling $1.7 million from unrelated parties, which requires the Company to secure additional funds given the Company's current cash position. These, among other issues, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of these uncertainties.

RESULTS OF OPERATIONS

For the three and nine months ended June 30, 2016 and 2015, subsidiaries included in continuing operations consisted of the following:

-                   CDI China, Inc
-                   International Magnesium Group, Inc.
-                   CDII Minerals, Inc.
-                   CDII Minerals de Peru SAC
-                   Empresa Minera CDII de Bolivia S.A.
-                   China Direct Investments, Inc.
-                   CDI Shanghai Management Co., Ltd.
-                   Capital Resource Management Co., Ltd.

Summary of Selected Consolidated Financial Information

	For the Three Months Ended June 30,
	2016		2015
	Amount	% of Revenues	Amount	% of Revenues	% Increase (Decrease)

Mineral Trading	$-	-	$-	0%	-
Consulting segment	-	-	74,636	100%	(100%)
Consolidated Revenues	$-	-	$74,636	100%	(100%)
Cost of revenues	-	-	19,800	27%	(100%)
Gross profit	-	-	54,836	73%	(100%)
Total operating expenses	65,344	-	2,207,530	2,959%	(97%)
Net income (loss) from continuing operations	$1,930,622	-	$(2,033,517)	2,725%	195%

	For the Nine Months Ended June 30,
	2016		2015
	Amount	% of Revenues	Amount	% of Revenues	% Increase (Decrease)

Mineral Trading	$-	0%	$-	0%	-
Consulting segment	82,987	100%	247,052	100%	(66%)
Consolidated Revenues	$82,987	100%	$247,052	100%	(66%)
Cost of revenues	21,516	26%	49,827	20%	(57%)
Gross profit	61,471	74%	197,225	80%	(69%)
Total operating expenses	866,883	1,045%	3,394,339	1,374%	(74%)
Net income (loss) from continuing operations	$(7,553,200)	(9,102%)	$(2,801,892)	1,134%	170%

Analysis of Operating Results by Segment

A summary of our comparative operating results by segment for the three and nine months ended June 30, 2016 and 2015 is as follows:

Mineral Trading Segment	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
Total revenues	$-	$-	$-	$-
Cost of revenues	-	-	-	-
Gross profit	-	-	-	-
Total operating expenses	-	(405)	500	15,546
Operating income (loss)	$-	$405	$(500)	$(15,546)

Consulting Segment	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
Total revenues	$-	$74,636	$82,987	$247,052
Cost of revenues	-	19,800	21,516	49,827
Gross profit	-	54,836	61,471	197,225
Total operating expenses	65,344	2,207,935	866,383	3,378,793
Operating income (loss)	$(65,344)	$(2,153,099)	$(804,912)	$(3,181,568)

Revenues

Revenues in the three and nine months ended June 30, 2016 decreased by 100% and 66%, as compared to the three and nine months ended June 30, 2015, primarily due to the decreased revenue generated from our Consulting segment and we do not have revenue generated in our Mineral Trading segment.

Our Consulting segment revenues primarily consist of consulting and advisory service fees we received from certain publicly traded U.S. companies with their primary business operations located in the PRC. We receive a fixed number of shares of their marketable securities or fees from those client companies, including both recurring and one-time transaction fees for services provided to clients. Consulting segment revenues vary from period to period depending upon the timing, nature and scope of services we provide to a particular client and performance of our client companies' stock price. Our Consulting segment generated approximately $0 and $83,000 in revenues during the three and nine months ended June 30, 2016, as compared to $75,000 and $247,000 during the three and nine months ended June 30, 2015, respectively, primarily due to the declining value of our client companies' stock, coupled with a reduction in scope of consulting and transactional services provided to the new clients during the three and nine months ended June 30, 2016.

Gross Profit

Our consolidated gross profit in the three and nine months ended June 30, 2016 decreased by approximately $55,000 and $136,000 as compared to the three and nine months ended June 30, 2015. Our consolidated gross profit margin is nil and 74% for the three and nine months ended June 30, 2016, representing a decrease of 73% and 6% compared to gross profit of 73% and 80% during the three and nine months ended June 30, 2015, respectively. The decrease in three and nine month gross profit was primarily due to decrease in gross profit within our Consulting segment due to increased cost of revenue.

Total Operating Expenses

Total operating expenses, net of other operating income, decreased by approximately $2,142,000 and $2,527,000, or 97% and 74%, in the three and nine months ended June 30, 2016, as compared to the three and nine months ended June 30, 2015, respectively. The decrease was primarily due to a decrease of $1,902,000 impairment loss on the receivables from the disposed operations in China, offset by approximately $179,000 of gain on disposal subsidiary in the Consulting segment, and a lower operational expense in both our Mineral Trading segment and Consulting segment in the three and nine months ended June 30, 2016, as compared to the three and nine months ended June 30, 2015.

General and administrative expenses in our Consulting segment for the three months ended June 30, 2016 decreased by approximately $61,000, 20% as compared to the three months ended June 30, 2015, primarily due to a decrease of $119,000 in employee payroll and employee compensation, a decrease of $19,000 in accounting service fees and a decrease of $2,000 in corporation filing fees, and offset by an increase consulting fee of $20,000, an increase of legal fees of $30,000, and an increase of rent of $29,000.

General and administrative expenses in our Consulting segment for the nine months ended June 30, 2016 decreased by approximately $432,000, or 29% as compared to the nine months ended June 30, 2015, primarily due to the expiration of our employment contract with several employees who served our client base for both our U.S. headquarters and China-based operations. As compared with the nine months ended June 30, 2016 to the nine months ended June 30, 2015, we had a decrease of approximately $255,000 in employee payroll and employee compensation, a decrease of $109,000 in accounting service fee, a decrease of $62,000 in consulting service fees, a decrease of $13,000 in insurance expense, and a decrease of $35,000 in travel expense and car rental expense, offset by an increase of $26,000 in legal fee, an increase of $6,000 in public relation expenses, an increase of $12,000 in stock transfer fees and an increase of $10,000 in rent.

General and administrative expenses in our Mineral Trading segment for the three and nine months ended June 30, 2016 decreased by approximately $40 and $15,000. The decrease in general and administrative expenses was to the result of none activity incurred in the suspended subsidiaries in South America, while minimal activities has occurred in US offices in the three and nine months ended June 30, 2016.

Other Income (Expenses)

In the three months ended June 30, 2016, other income was approximately $1,996,000 as compared to other income of $119,000 in the three months ended June 30, 2015. As compared to the three months ended June 30, 2015, we have an increase of approximately $2,448,000 in gain from change in fair market value of derivative liability related to our preferred stock, convertible notes and warrants, a offset by a decrease of approximately $17,000 for gain on revaluation of receivable and payable of marketable securities available-for-sale, and an increase of approximately $554,000 in interest expenses related to the amortization of debt discount in the three months ended June 30, 2016.

In the nine months ended June 30, 2016, other expense was approximately $6,748,000 as compared to other income of $395,000 in the nine months ended June 30, 2015. As compared to the nine months ended June 30, 2015, we have an increase of approximately $5,601,000 in loss from change in fair market value of derivative liability related to our preferred stock, convertible notes and warrants, an increase of approximately $1,502,000 in interest expenses and interest expenses - related parties related to the amortization of debt discount, and an increase of approximately $91,000 for realized loss on marketable securities available-for-sale, offset by an increase of approximately $54,000 for gain on revaluation of receivable and payable of marketable securities available-for-sale in the nine months ended June 30, 2016.

Income Taxes

In both three and nine months periods ended June 30, 2016 and 2015, we did not record income tax, since the loss was significant.

Net Income (Loss) from Continuing Operations

Net income from continuing operations for the three months ended June 30, 2016 amounted to approximately $1.9 million as compared to net loss of $2.0 million for the three months ended at June 30, 2015. The income primarily consisted of $1,996,000 in other income and offset by $165,000 in operating loss.

Net loss from continuing operations for the nine months ended June 30, 2016 amounted to approximately $7.6 million as compared to net loss of $2.8 million for the nine months ended at June 30, 2015. The expense primarily consisted of $6,748,000 in other expense and $805,000 in operating loss.

Discontinued Operations

We do not have any loss from discontinued operations for the three and nine months ended June 30, 2016. We have gain from discontinued operations amount to approximately $3,483,000 and $3,464,000 for the three and nine months ended June 30, 2015, respectively.

Net Income (Loss)

Net income for the three months ended June 30, 2016 amounted to approximately $1.9 million, as compared to net income of approximately $1.4 million for the three months ended June 30, 2015, primarily due to a decrease of $2.1 million in operating loss, an increase of $1.9 million in other income, including an increase of approximately $2.4 million in gain from change in fair market value of derivative liability related to our preferred stock, convertible notes and warrants, which is non cash gain, and offset by a decrease of $3.5 million in gain on disposal of subsidiaries.

Net loss for the nine months ended June 30, 2016 amounted to approximately $7.6 million, as compared to net income of approximately $662,000 for the nine months ended June 30, 2015, primarily due to an increase of $7.1 million in other expense, including an increase of $1.5 million in interest expenses and interest expenses - related parties related to the amortization of debt discount, and an increase of approximately $5.6 million in change in fair market value of derivative liability related to our preferred stock, convertible notes and warrants, which is non cash loss, and a decrease of $3.5 million in gain on disposal of subsidiaries, offset by a decrease of $2.4 million loss in operating.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash. As of June 30, 2016 we had a working capital deficit of $10.0 million, as compared to $8.9 million as of September 30, 2015. We rely upon cash generated from our operations, the sale of our subsidiaries, access under factoring and other lending relationships and advances from related parties to fund our operations. We do not have any commitments for capital expenditures. Our Mineral Trading segment has operating losses, and revenues from our Consulting segment vary greatly from period to period. Our Consulting segment generally receives full payment in advance for consulting services to be provided over the term of the contract, primarily in the form of our client companies' common stock. For transactions in which we advise a new client company on entering into the U.S. public market for the first time, it may take some additional time for us to receive our transaction fees due to the necessary compliance and regulatory filing process, and it is possible that at such time, if ever, when we are able to sell the securities we receive as compensation, the funds we receive upon the sale will not be equal to the amount of revenue we initially recognized.  In addition, revenues from this segment do not provide cash to pay costs or operating expenses until we are able to liquidate those securities, on which there are no assurances.  As a result of the working capital deficit and the operating losses incurred, our cash flow from operations is not sufficient to sustain our operations and satisfy our obligations as they become due.

Our cash balance as of June 30, 2016 amounted to approximately $14,000, an decrease of $9,000 as compared to September 30, 2015. During the nine months ended June 30, 2016, we had cash outflow of approximately $787,000 used in operating activities. We had cash inflow of $43,000 from proceeds of selling marketable securities available-for-sale provided by investing activities. We also had net cash provided by financing activities of $733,000 from continuing operations, including cash inflows of $674,000 from third party loans, $198,000 of proceeds from exercise of option, $19,000 of borrowing from related parties, offset by an outflow of $2,000 for repayment to related parties, and an outflow of $155,000 for repayment on loans payable.

Our marketable securities available-for-sale and marketable securities available-for-sale - related party as of June 30, 2016 approximately totaled $16,000, a decrease of $6,000 as compared to September 30, 2015. We received $63,000 of marketable securities for services provided to a related party client in our Consulting segment in the nine months ended June 30, 2016. Then we sold $43,000 of marketable securities for services available-for-sale - related party in the nine months ended June 30, 2016.

Our accounts receivable and accounts receivable - related party as of June 30, 2016 amounted to $1,800, a decrease of $15,000 as compared to September 30, 2015, primarily attributable to the effort on collection of receivables from third party client and also due to the decrease of the fair value of accounts receivable in the form of marketable securities available-for-sale.

Prepaid expenses and other current assets consist of prepayments to vendors for services, other receivables and security deposits. Prepaid expenses and other current assets as of June 30, 2016 amounted to $22,000, an increase of $5,000 as compared to September 30, 2015, primarily due to the advanced payment on behalf to our consultant in the nine months ended June 30, 2016.

Short-term loans at June 30, 2016 included $744,000 of loan from TCA Global Credit Master Fund, LP, bearing annual interest at 18%, and were due on October 15, 2016. We should make monthly payments to TCA in the amount of $40,000 commencing on November 30, 2015 until the complete repayment of all payables due to TCA; $200,000 of loan from Draco Resources, Inc., bearing annual interest at 2%, which is currently in default; $209,000 loan from Kong Tung, bearing monthly interest at 2%, which was originally due on January 7, 2015 and extended to December 31, 2015; $53,000 of loan from Yewen Xi, bearing annual interest at 12%, of which is due on September 30, 2016, and $200,000 is due on August 31, 2016; $89,000 of total balance of two loans from Money Works Direct, the principal amounts of $50,000 and $120,000, monthly interest rates at 4.44% and 4.61%, respectively, due on October 15, 2016. Secured by pledge of assets of CDII. China Direct Investments made cash repayment of $1,150 for the two loans per business day; and a total of $219,000 convertible loans from multiple institutional investors with a term of four months to one year. These convertible notes bear 8% - 12% annual interest rate and conversion price is equal to 50% - 60% of lowest trading price of CDII common stock for certain consecutive days prior to the conversion. Net of total of debt discount of $251,000, net short-term loan amounted to be $1,714,000 as of June 30, 2016.

Accounts payable and accrued expenses represent payables associated with the general operations within each segment, including accrued payrolls. Accounts payable and accrued expenses as of June 30, 2016 amounted to $828,000, a decrease of $363,000 as compared to September 30, 2015, primarily due to transfer of interest payable of approximately $476,000 to loan from TCA.

Advances from customers and deferred revenues represent prepayments for products or services, which have not yet been shipped or provided. Advances from customers as of June 30, 2016 amounted to $423,000, the same as it was on September 30, 2015.

Certain events may have a negative impact on our liquidity position during fiscal year 2016:

 Our short term loans of $409,000 are currently in default. While we intend to extend the maturity date for these loans, we have not entered into any agreements with the lenders for such extension.  In the event we are unable to extend the term of these loans, or we are unable to repay these obligations when due, we may have to seek additional financing, and no assurances can be given that such financing would be available on a timely basis, on terms that are acceptable or at all. Failure to meet the repayment or other obligations of our existing debt on or before its due date could materially adversely affect our business, results of operations and financial condition and threaten our financial viability.

We maintain cash and cash equivalents in the United States and China. At June 30, 2016 and September 30, 2015, bank deposits by geographic area, were as follows (dollars in thousands):

Country	June 30, 2016		September 30, 2015
United States	$5,585	41%	$12,463	55%
China	7,938	59%	10,171	45%
Total cash and cash equivalents	$13,523	100%	$22,634	100%

Analysis of Cash Flows

In the nine months ended June 30, 2016, our net decrease in cash amounted to approximate $9,000, which was comprised of $787,000 used in operating activities, $42,000 provided by investing activities, $733,000 provided by financing activities and $4,000 from non-cash unfavorable effect of prevailing exchange rate on our cash position.

Cash Used in Operating Activities

Net cash used in operating activities of continuing operations for the nine months ended June 30, 2016 amounted to approximately $787,000, which was primarily due to a net loss of $7.6 million adjusted by non-cash items such as loss on change in fair value of derivative liabilities of $4.7 million, depreciation of $9,000, amortization of debt discount of $1.8 million, $88,000 for the stock based on compensation to our consultants, $32,000 of warrant expense in connection with derivative liability recognized, $91,000 of realized loss on marketable securities available-for-sale, a decrease of $8,000 in accounts receivable and accounts receivable from related parties, an increase of $148,000 in accounts payable and accrued expenses, an increase of $38,000 in other payable to related parties, and an increase of $210,000 in other liabilities, offset by an increase of $6,000 in prepaid expenses and other current assets, $26,000 of other income due to revaluation of accounts receivable, $80,000 gain from stock option expenses, and $179,000 gain on disposal of subsidiary.

Net cash used in operating activities of continuing operations for the nine months ended June 30, 2015 amounted to approximately $753,000, which was primarily due to a net income of $662,000 adjusted by loss from discontinued operations of $3.5 million and non-cash items such as loss on impairment on other current assets of $1.9 million in our Consulting segment, loss on revaluation for accounts receivable and accounts payable of $28,000, depreciation of $15,000, $338,000 for the stock based compensation, amortization of debt discount of $361,000, an increase of $35,000 in accounts payable and accrued expenses, an increase of $866,000 in other payable to related parties, offset by a gain on change in fair value of derivative liability of $931,000, an increase of $12,000 in prepaid expense and other current assets and a decrease of $536,000 in other liabilities.

Cash Provided by Investing Activities

Net cash provided by investing activities of continuing operations for the nine months ended June 30, 2016 amounted to approximately $42,000, as a result of proceeds from sales marketable securities available-for-sale, offset by approximately $1,000 in cash paid in disposal of subsidiary.

Net cash provided by investing activities of continuing operations for the nine months ended June 30, 2015 amounted to $0.

Cash Provided by Financing Activities

Net cash provided by financing activities of continuing operations for the nine months ended June 30, 2016 amounted to approximately $733,000, primarily due to $198,000 proceeds from exercise of warrants, $19,000 from borrowing from related parties, $674,000 borrowings from loans and $155,000 repayment of loan payables.

Net cash provided by financing activities of continuing operations for the first nine months of fiscal year 2015 amounted to approximately $687,000, primarily due to $730,000 proceeds from loans, offset by $41,000 repayments for loan payable.

Series A Convertible Preferred Stock and Related Dividends

As of June 30, 2016, 1,006 shares of Series A convertible preferred stock remained outstanding. During the nine months ended June 30, 2016 and 2015, we did not pay cash dividends, dividends were paid in form of our common stock of 125,000 shares, valued at $32,000 on our series A convertible preferred stock on April 18, 2016.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in the Exchange Act that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC's rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Management, with the participation of our CEO , performed an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2016 and 2015. Based on that evaluation solely as a result of the significant deficiencies in our internal control over financial reporting identified in our Annual Report on Form 10-Q for the three and nine months ended June 30, 2016, our management, including our CEO, concluded that our disclosure controls and procedures were not effective as of June 30, 2016.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the third quarter of fiscal 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As described in Note 5, our wholly owned subsidiary, China Direct Investments owes to Draco Resources, Inc. for an amount of $200,000, which is due on March 18, 2015 with 2% annual interest rate. The loan is unsecured and currently in default. On March 15, 2016, Draco Resources, Inc. filed Chapter 7 for bankruptcy in California (Case No. 14-31654DM). Andrea A Wirum, Chapter 7 trustee of Draco Resources, Inc., entered into default judgment from Draco Resources, Inc. to China Direct Investments in the total amount of $210,679, consisting of principal sum of $200,000, interest pursuant to contract in the amount of $7,989 and attorneys' fees and costs pursuant to contract in the amount of $2,690. As of June 30, 2016, China Direct Investments has paid attorneys' fees and costs of $2,690. The Company has properly accrued all the liabilities related to the default judgement.

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

On April 19, 2016, the Company issued a convertible promissory note for the amount of $15,000 to an institutional investor, at a 12% annual interest rate. This note becomes due and payable on January 19, 2017. This note provides conversion features equal to 55% of the lowest trading price of the Company's common stock during the 15 consecutive trading days prior to the date of conversion. On April 29, 2016, the Company received $11,700 in cash and $3,300 was retained by the institutional investor through OID.

On April 20, 2016 and May 18, 2016, the Company issued a convertible promissory note for the amount of $24,000 and $24,0000 to an institutional investor, at a 8% annual interest rate, respectively. These notes become due and payable on April 20, 2017 and May 18, 2017, respectively. These notes provide conversion features equal to 55% and 50% of the lowest trading price of the Company's common stock during the 15 consecutive trading days prior to the date of conversion, respectively. On April 28, 2016 and June 1, 2016, the Company received $20,000 in cash and $4,000 was retained by the institutional investor through OID, respectively.

On June 14, 2016, the Company issued a convertible note to an institutional investor for the principal amount of $25,000 with interest rate of 8% and maturity date of October 22, 2016. The holder of the note is entitled to convert the note into the Company's common stock at a price equals to 60% of the lowest trading price for the last 20 trading days prior to conversion. On June 14, 2016, the Company received $23,000 in cash and $2,000 was retained by the institutional investor through an original issue discount for due diligence and legal bills related to this transaction.

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

CD INTERNATIONAL ENTERPRISES, INC.

Date: August 25, 2016	By:	/s/ Yuejian (James) Wang
Yuejian (James) Wang, Chairman and Chief Executive Officer and Chief Financial Officer and Sole Director