Form 10-K
period 2016-09-30
CD INTERNATIONAL ENTERPRISES, INC.
filed 2017-03-14
CIK 1088787

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended September 30, 2016.

or

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____to _____

Commission file number: 001-33694

CD INTERNATIONAL ENTERPRISES, INC.
(Exact name of registrant as specified in its charter)

Florida	13-3876100
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1333 S. University Drive, Suite 202, Plantation, Florida	33342
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (954) 363-7333

Securities registered under Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Securities registered under Section 12(g) of the Act:
Common stock, par value $0.0001 per share
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐Yes  ☒No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒Yes ☐No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒Yes ☐No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  ☐Yes   ☒No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter, $2,020,441 on March 31, 2016.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date, there are 34,577,271 shares of common stock are issued and outstanding as of March 9, 2017.

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

Our use in this report of "CD International", "we", "us" or "our" refers to CD International Enterprises, Inc., a Florida corporation, and our subsidiaries, "fiscal year 2016" refers to the year ended September 30, 2016, "fiscal year 2015" refers to the year ended September 30, 2015 and "fiscal year 2017" refers to the year ended September 30, 2017.  The information which appears on our web site at www.cdii.net is not part of this report.

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
-
"Capital Resource Management", refers to Capital Resource Management Co., Ltd., a Brunei company, and a wholly owned subsidiary of CDI Shanghai Management, formerly known as Capital One Resource Co., Ltd., which we abandoned in April 2016.

iii

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

We currently operate our business in two segments, trading segment and consulting segment. We used to name "Trading segment" as "Mineral Trading segment" and "Basic Materials segment". Basic Materials segment used to include our subsidiaries, Lang Chemial and CDI Beijing. Since we disposed both subsidiaries on September 30, 2012, we focused on trading business in South America, and we renamed our Basic Materials segment to Mineral Trading segment in fiscal year 2014 and to Trading Segment in fiscal year 2016. Our Trading segment sources Cannabidiol (CBD)-related products, industrial commodities, and our Consulting segment provides business and management consulting services to American and Chinese companies that operate primarily in China and the Americas.

Our corporate headquarters are in Plantation, Florida, which houses the U.S. executive and administrative team that guides our overall operations. Our U.S. office employs English and Chinese speaking business and accounting staff. These professionals focus on due diligence, business development, marketing, accounting and compliance with the reporting requirements of the Securities and Exchange Commission ("SEC") and other applicable laws in the U.S. and the People's Republic of China ("PRC").

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

On March 7, 2016, the Company entered into a Share Exchange Agreement (the "Acquisition Agreement") to acquire 100% ownership interest in China Manor Assets Investment Management Company, Ltd. ("CMAIM") in exchange for the 1,670,000 shares of the Company's Series G convertible preferred stock. The preferred stock can be converted to Company's common stock upon a listing of the Company's common stock on NYSE or NASDAQ. The convertibility ratio is one share of the preferred stock to one thousand shares of Company's common stock. Each share of the preferred stock has the voting rights of 1,000 shares of Company common stock; and, thus, Xiangjun Wang, the sole equity owner of CMAIM, will be able to vote approximately 70% of the Company's common stock and control the Company. CDII prepared for issuance to Mr. Xiangjun Wang, the sole equity owner of CMAIM, 1,670,000 shares of company's Series G convertible preferred stock on April 30, 2016. However, the Company did not receive the equity interest of CMAIM and the preferred stock was not issued to Mr. Xiangjun Wang. On June 30, 2016, both parties agreed in formal writing to postpone the Acquisition Agreement due to the fact that certain capitalization conditions of CMAIM were not met. In September 2016, the Company cancelled the Series G convertible preferred stock that was prepared to be issued to Mr. Xiangjun Wang and the acquisition was terminated. As a result of certain closing conditions not being met, the transaction did not close.

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

In April 2016, the Company ceased the operations and abandoned Capital Resource Management Co., Ltd. ("Capital Resource Management"), an entity in the Consulting segment. The disposal of Capital Resource Management does not qualify as discontinued operations, nor is it a significant disposition because Capital Resource Management had limited net assets and engaged in minimal operations. The loss on disposal of Capital Resource Management was $50,590, which was reported as "loss on disposal of subsidiary" for the fiscal year ended September 30, 2016.

Corporate Initiatives

In our Trading segment, we commenced sales from our U.S.-based industrial commodities business.  We established operations in Chile, Peru and Bolivia where we entered into contracts with local operators and producers to secure supplies of iron ore, copper concentrate and other minerals. Throughout the course of fiscal year 2012 to 2016 we have developed a relationship with a leading European logistics and trading solution company to sell our sourced iron ore and copper concentrate for delivery into China. We have also worked with our suppliers and local governmental authorities to obtain the necessary permits and approvals to process and export iron ore and copper concentrate on a continuous basis in these countries.

        We operate our Trading segment under our wholly owned subsidiary of CDII Minerals, Inc., which was incorporated in June 2010 in Florida. Beginning operations under its predecessor CDII Trading in 2008, CDII Minerals is strategically positioned throughout several countries in South America and has developed the foundation and relationships to expand rapidly. In fiscal year 2014, we purchased iron ore in Ecuador, Bolivia and Chile and exported to China. In fiscal year 2016 and 2015, we did not generate any revenues from the Trading segment. Currently, we are working on expanding our trading business in South America and also looking into various business opportunities with local companies that have good business in the U.S.

In our Consulting segment, we operate under our wholly owned subsidiaries named China Direct Investments, Inc. and CDI Shanghai Management which provide a suite of consulting services to American and Chinese companies that operate primarily in China and the American. We currently have service contracts with clients who conduct business in China or seek to conduct business within China. We generate revenues by providing consulting services in the areas of capital structures and arrangements, mergers, acquisitions and other business transactions, identifying potential areas of growth, translation services, managing and coordinating all necessary government approvals and licenses in the PRC, marketing services and coordination of the preparation of required SEC filings.

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

TRADING SEGMENT

The scope of CDII trading services include purchasing, brokering, quality control, in addition to conducting comprehensive legal, financial, and technical due diligence on suppliers. In order to fulfill a niche market and facilitate smooth transactions, we have strategically placed ourselves between our suppliers in both North and South America and our buyers in China. We continue to strengthen our sources of supply and distribution networks by sourcing materials from independent producers in various regions of North and South America to help meet the growing demands of our customers in China.

Our Trading segment engages in the sourcing of the global purchase and sale of industrial commodities in the Americas, which include Cannabidiol (CBD)-related products, oil-related products, mineral ores and non-ferrous metals. In fiscal year 2016 and 2015, we do not have revenues from the Trading segment as we adjust our business model. We have focused on the South American market and have established offices in Chile, Peru and Bolivia, but the operation costs were very high and, given the continuing drop of the iron ore market price and other mineral market price, we suspended operations in Chile and Peru on September 30, 2014. In fiscal year 2014, we delivered copper concentrate from Chile and Bolivia to China. In order to fulfill a niche market and facilitate smooth transactions, we have been strategically placing ourselves between our suppliers in South America and our buyers in China. Currently, we are working on expanding our trading business in South America and also looking into various business opportunities with local companies that have good business in South America and Asia.

We disposed of some entities under this segment in fiscal year 2016 and 2015. See Item 1 for more discussion.

CONSULTING SEGMENT

In our Consulting segment, we provide a suite of consulting services to American and Chinese companies that operate primarily in China and the Americas. We currently have service contracts with clients who conduct business in China or seek to conduct business within China. We generate revenues by providing consulting services in the areas of capital structures and arrangements, mergers, acquisitions and other business transactions, identifying potential areas of growth, translation services, managing and coordinating all necessary government approvals and licenses in the PRC, marketing services, investor relations services, and coordination of the preparation of required SEC filings. Our Consulting segment generated approximately $83,000 in revenues during fiscal year 2016, and $360,000 in fiscal year 2015.

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

EMPLOYEES

As of September 30, 2016 we have 8 full-time employees, including 4 full-time employees in the United States and 4 full-time employees in the PRC. We believe we have good working relationships with our employees. We are currently not a party to any collective bargaining agreements.

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

Currency

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

Environment

We are currently subject to numerous regulations relating to the protection of the environment which are highly relevant to our Trading segments in South America. These laws continue to evolve and are becoming increasingly stringent. The ultimate impact of complying with such laws and regulations is not always clearly known or determinable because regulations under some of these laws have not yet been promulgated or are undergoing revision. In fiscal year 2016 and 2015 we did not spend any funds related to compliance with environmental regulations.

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

In April 2016, the Company ceased the operation and disposed of Capital Resource Management Co., Ltd. ("Capital Resource Management"), an entity in the Consulting segment. The disposal of Capital Resource Management does not qualify as discontinued operations, nor is it a significant disposition because Capital Resource Management had limited net assets and engaged in minimal operations. The loss on disposal of Capital Resource Management was $50,590, which was reported as "loss on disposal of subsidiary" for the fiscal year ended September 30, 2016.

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

Our financial statements have been prepared assuming we will continue as a going concern. For fiscal year 2016 and 2015, we reported a loss from continuing operations of $20.4 million and $4.7 million, respectively, which was primarily attributable to the impact of low gross profit. In addition, the Company has a significant amount of short term loan payable, totaling $1.7 million from unrelated parties, which requires the Company to secure additional funds given the Company's current cash position. These, among other operational and working capital deficit issues, raises substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. There are no assurances that we will be able to return to profitable operations in the future or that we will not recognize additional write-offs in future periods which will adversely impact our financial results.

Our revenues declined in fiscal year 2016 and there are no assurances they will return to historic levels.

Our revenues from continuing operations declined by 77% in fiscal year 2016 from fiscal year 2015 which was primarily attributable to declines in revenues from both our Consulting and our Trading segment. Our ability to increase our revenues across all segments in fiscal year 2017 and beyond is dependent upon general economic growth in our markets, our ability to effectively compete and access to sufficient capital.  There are no assurances we will be successful in increasing our revenues in future periods.

We reported losses for fiscal year 2016 and our gross profit margins are not sufficient to enable us to report profitable operations.

Our comprehensive loss attributable to common stockholders for fiscal year 2016 was $20.3 million. We reported a net loss from continuing operations of $20.4 million in fiscal year 2016, which was primarily attributable to $1.3 million selling, general and administrative expenses. While we expect that these events will improve our financial results in future periods, until such time as we are able to significantly increase our gross profit, our ability to report profitable operations could be adversely impacted.

The metals industry is highly cyclical. Fluctuations in the pricing and availability of minerals and in levels of customer demand have historically been severe, and future changes and/or fluctuations could cause us to experience lower sales volumes and revenues, which would negatively impact our profit margins.

The metals industry is highly cyclical. The length and magnitude of industry cycles have varied over time and by product, but generally reflect changes in macroeconomic conditions, levels of industry capacity and availability of usable raw materials. The overall levels of demand for our minerals and minerals-based products reflect fluctuations in levels of end-user demand, which depend in large part on general macroeconomic conditions worldwide which then impact the level of production. The market for these products are heavily dependent on general economic conditions, including the availability of affordable energy sources, employment levels, interest rates, consumer confidence and construction demand. These cyclical shifts in our customers' industries tend to result in significant fluctuations in demand and pricing for our products. As a result, in periods of recession or low economic growth, metals companies, including ours, have generally tended to under-perform compared to other industries. We generally have high fixed costs, so changes in industry demand that impact our production volume also can significantly impact our profit margins and our overall financial condition. Economic downturns in the worldwide economy or a prolonged decline in demand in our Trading segment has had a negative impact on our operations and a continuation or further deterioration of current economic conditions could have a negative impact on our future financial condition or results of operations.

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

As described later in this report, our management has determined that as of September 30, 2016, we did not maintain effective internal controls over financial reporting based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework as a result of identified significant deficiencies and material weakness in our internal control over financial reporting. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than material weakness, yet important enough to merit attention by those responsible for oversight of a registrant's financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. If the result of our remediation of the identified significant deficiencies and material weakness is not successful, or if additional significant deficiencies are identified in our internal control over financial reporting, our management will be unable to report favorably as to the effectiveness of our internal control over financial reporting and/or our disclosure controls and procedures, and we could be required to further implement expensive and time-consuming remedial measures and potentially lose investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our stock price and potentially subject us to litigation.

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

Our principal executive offices are located in Plantation, Florida. We lease approximately 150 square feet of office space for an annual expense of approximately $12,000 under a lease agreement, which has one month advance notice for termination.

Our subsidiary CDI Shanghai Management leases approximately 1,127 square feet of office space in Shanghai for an annual expense of approximately $16,161 (RMB105,600) per year. The lease expires on September 30, 2018.

ITEM 3.	LEGAL PROCEEDINGS

Our wholly owned subsidiary, China Direct Investments owes to Draco Resources, Inc. an amount of $200,000, which is due on March 18, 2015 with 2% annual interest rate. The loan is unsecured and currently in default. On March 15, 2016, Draco Resources, Inc. filed Chapter 7 for bankruptcy in California (Case No. 14-31654DM). Andrea A Wirum, Chapter 7 trustee of Draco Resources, Inc., entered into default judgment from Draco Resources, Inc. to China Direct Investments in the total amount of $210,679, consisting of principal sum of $200,000, interest pursuant to contract in the amount of $7,989 and attorneys' fees and costs pursuant to contract in the amount of $2,690. As of September 30, 2016, China Direct Investments has paid attorneys' fees and costs of $2,690. The Company has properly accrued all the liabilities related to the default judgment.

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

	High		Low
Fiscal year 2016
First quarter		$1,400	$28
Second quarter		$154	$42
Third quarter		$56	$2
Fourth quarter		$4.89	$0.01

Fiscal year 2015	$
First quarter		$1,239	$620
Second quarter		$798	$440
Third quarter		$600	$100
Fourth quarter		$800	$292

As of February 8, 2017, there were approximately 31 shareholders of record of our common stock. The number of record holders does not include beneficial owners of common stock, whose shares are held in the names of banks, brokers, nominees or other fiduciaries.

Transfer Agent

Our transfer agent is West Coast Stock Transfer, Inc., which is located at 721 N. Vulcan Ave. Suite 205, Encinitas, CA 92024. The phone number is (619) 664-4780 and its website is www.westcoaststocktransfer.com.

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

Recent Sales of Unregistered Securities

On June 28, 2016, the Company entered into note purchase agreements with an institutional investor to sell $40,000, of TCA's notes. This note is convertible at a price of 55% of the lowest trading price of the Company's common stock during ten consecutive business days prior to the conversion date. From August 9, 2016 to September 30, 2016, the institutional investor converted $35,100 of the note and $524 of interests into a total of 1,204,420 shares of the Company's common stock.

On July 11, 2016 and August 7, 2016, the Company issued a convertible promissory note for the amount of $29,700 and $27,000 to an institutional investor, at an 8% annual interest rate, respectively. These notes become due and payable on July 11, 2017 and August 7, 2017, respectively. These notes provide conversion features equal to 55% and 55% of the lowest trading price of the Company's common stock during the 15 consecutive trading days prior to the date of conversion, respectively. On July 13, 2016 and August 10, 2016, the Company received $25,000 in cash each from two notes, and $4,700 and $2,000 were retained by the institutional investor through OID, respectively.

On July 11, 2016, the Company issued a convertible promissory note for the amount of $20,000 to an institutional investor, at a 10% annual interest rate and the default interest rate at 22%. This note becomes due and payable on July 11, 2017. This note provides conversion features equal to 55% of the average of the lowest three trading price of the Company's common stock during the 10 consecutive trading days prior to the date of conversion. On July 15, 2016, the Company received $17,000 in cash and $3,000 was retained by the institutional investor through OID.

On July 11, 2016, Kong Tung and an institutional investor entered into note purchase agreements to sell $50,000 out of the remaining Kong Tung's convertible note, bearing an interest rate of 8% with a maturity date of July 11, 2017. The conversion price of the note is 55% of the lowest trading price of the Company's common stock during the 20 consecutive trading days prior to the conversion date. The institutional investor converted $43,133 of the $50,000 note into a total of 942,686 shares of the Company's common stock by September 30, 2016.

ITEM 6.	SELECTED FINANCIAL DATA.

Not applicable for a smaller reporting company.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

The following discussion and analysis of our consolidated financial condition and results of operations for the fiscal years ended September 30, 2016 and 2015 should be read in conjunction with the consolidated financial statements and other information presented in this Annual Report on Form 10-K.

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

We used to name "Mineral Trading segment" as "Basic Materials segment". Basic Materials segment used to cover our subsidiaries, Lang Chemical and CDI Beijing.  Since we disposed both subsidiaries on September 30, 2012, we focused on mineral trading business in South America, and we renamed our Basic Materials segment to Mineral Trading segment in fiscal year 2014. We have focused at the South American market and have established offices in Chile, Peru and Bolivia, but the operation costs were very high and, given the continuing drop of the iron ore market price, we closed offices in Chile and Peru at September 30, 2014. We renamed "Mineral Trading segment" to "Trading segment" in fiscal year 2016. Our Trading segment engages in the source and distribution of the global purchase and sale of industrial commodities in the Americas, which include Cannabidiol (CBD)-related products, mineral ores and non-ferrous metals. We have realigned our investments to our industrial commodities business in the Americas to maximize our profits and cash flow over the past fiscal years of 2016 and 2015.

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

OUR OUTLOOK

A significant portion of our business and operations are in China and, accordingly, its national economy plays a significant role in our results of operations. The Chinese economy advanced 6.8% year-on-year in the fourth quarter of 2016, compared to a 6.7% growth in the previous three periods and above market expectations of 6.7%. It was the strongest expansion since the fourth quarter 2015, supported by consumer spending, higher government expenditure and robust bank lending. Considering full 2016, the economy expanded 6.7%; lower than 6.9% in 2015. It is the weakest full-year growth since 1990 but within the government's target range of 6.5% to 7.0%, as consumption and investment growth softened. GDP Annual Growth Rate in China averaged 9.8% from 1989 until 2016, reaching an all time high of 15.4% in the first quarter of 1993 and a record low of 3.8% in the fourth quarter of 1990.

Exports from China declined by 6.1% from a year ago to $209.42 billion in December of 2016, following a revised 1.6% drop in the prior month while markets expected a 3.5% drop. Considering the full year of 2016, sales fell 7.7%, the second straight year of decline and the worst since the depths of the global crisis in 2009. In yuan-denominated terms, exports rose 0.6% from a year earlier, following a 5.9% rise in a month earlier. From January to December of the year, sales dropped by 2.0%. Exports in China averaged $582.74 billion from 1983 until 2016, reaching an all time high of $2,273.72 billion in December of 2014 and a record low of $13 billion in January of 1984.

Information On Trends Impacting Our Reporting Segments Follows:

Trading Segment

As the Chinese economy continues to grow in the next decades, we believe demand for minerals will continue to be strong.  In the past fiscal year, the declined price of iron ore, zinc, copper and lead has materially impacted our trading business. As we look for a bounce of basic mineral prices in 2017, we believe our trading activities will pick up. As we have been working on several major contracts, we expect to see major transactions executed in 2017.

Consulting Segment

We believe demand for our consulting services will slightly improve in fiscal year 2017. Our consulting business will focus on our current clients while we try to expand our services to new areas to facilitate business transactions among China, North and South Americas. On February 6, 2015, we received authorization by Automation Division of Shanghai Electric Group Co., Ltd. ("Shanghai Electric Group") as a representative of business development in South America and Africa. Shanghai Electric Group is a multinational power generation and electrical equipment manufacturing company headquartered in Shanghai, China. It has a long history, where one of its oldest subsidiaries was established before 1880. Shanghai Electric Group is engaged in the design, manufacture and sale of electrical industrial products including power generation equipment, power transmission and distribution equipment, transformers, switchgear, circuit breakers, transport equipment, machine tools, elevators, packaging and print machinery and environmental protection equipment. It is the world's largest manufacturer of steam turbines.

Merger and Acquisition

Management pursues potential mergers and acquisitions to grow the Company's revenues and earnings. Management does not have any specific acquisition target as of now.

GOING CONCERN

Our financial statements have been prepared assuming we will continue as a going concern. For fiscal year 2016 we reported a net loss of $20.4 million from continuing operations and working capital deficit of $21.3 million. In addition, the Company has a significant amount of short term loan payable, totaling $1.7 million from unrelated parties, which requires the Company to secure additional funds given the Company's current cash position. The Company's cash and cash equivalent and revenues are not currently sufficient and cannot be projected to cover operating expenses in the coming year. These, among other operational issues, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

RESULTS OF OPERATIONS

For the fiscal year 2016 and 2015, subsidiaries included in continuing operations consisted of the following:

-          CDI China, Inc.;
-          International Magnesium Group, Inc.;
-          CDII Minerals, Inc.;
-          Empresa Minera CDII de Bolivia S.A.;
-          CDII Minerals de Peru SAC;
-          China Direct Investments, Inc.;
-          CDI Shanghai Management Co., Ltd.; and
-          Capital Resource Management Co., Ltd. (abandoned in April 2016)

We have generated negative gross margins and operating losses. Results of operations, financial position and cash flows associated with Magnesium segment, CDI Jingkun Zinc, CDI Metal, CDI Jixiang Metal and CDI Chile are separately reported as discontinued operations for all periods presented.

Summary of Selected Consolidated Financial Information

	For the Year Ended September 30,
	2016		2015
	Amount	% of Revenues	Amount	% of Revenues	% Increase (Decrease)

Trading segment	$-	-	$-	-	-
Consulting segment	82,614	100%	360,049	100%	(77%)
Consolidated Revenues	$82,614	100%	$360,049	100%	(77%)
Cost of revenues	25,266	31%	111,002	31%	(77%)
Gross profit	57,348	69%	249,047	69%	(77%)
Total operating expenses	1,392,161	1,685%	3,762,817	1,045%	(63%)
Loss from continuing operations before income taxes	$20,415,753	24,712%	$4,650,661	1,292%	339%

Analysis of Operating Results by Segment

A summary of our comparative operating results by segment for the fiscal year ended September 30, 2016 and 2015 follows:

Trading segment	For the Year Ended September 30,		Increase (Decrease)
	2016	2015

Total revenues	$-	$-	$-
Cost of revenues	-	-	-
Gross profit	-	-	-
Total operating expenses	500	50,057	(49,557)
Operating Loss	$500	$50,057	$(49,557)

Consulting Segment	For the Year Ended September 30,		Increase (Decrease)
	2016	2015

Total revenues	$82,614	$360,049	$(277,435)
Cost of revenues	25,266	111,002	(85,736)
Gross profit	57,348	249,047	(191,699)
Total operating expenses	1,391,661	3,712,760	(2,321,099)
Operating loss	$1,334,313	$3,463,713	$(2,129,400)

Revenues

Revenues in fiscal year 2016 decreased by 77%, as compared to fiscal year 2015, primarily due to our Trading segment having no revenue in fiscal year 2016, and our Consulting segment revenues primarily consist of consulting and advisory service fees we received from certain publicly traded U.S. companies with their primary business operations located in the PRC. We receive a fixed number of shares of their marketable securities or fees from those client companies, including both recurring and one-time transaction fees for services provided to clients. Consulting segment revenues vary from period to period depending upon the timing, nature and scope of services we provide to a particular client and performance of our client companies' stock price. Our Consulting segment generated approximately $83,000 in revenues during fiscal year 2016, as compared to $360,000 in fiscal year 2015, primarily due to the declining value of our client companies' stock price, coupled with a reduction in scope of consulting and transactional services provided to the clients during fiscal year 2016.

Gross Profit

Our consolidated gross profit in fiscal year 2016 decreased by 77%, as compared to fiscal year 2015. Our consolidated gross profit margin of fiscal year 2016 was the same as profit margin in fiscal year 2015. Gross profit in our Consulting segment for fiscal year 2016 was approximately $83,000 with a margin of 69%, as compared to $249,000 with a margin of 69% for fiscal year 2015.

Total Operating Expenses

Total operating expenses, net of other operating income, decreased by $2,370,656, or 63%, in fiscal year 2016, as compared to fiscal year 2015, due to the fluctuation of general and administrative expenses and loss on disposal of subsidiary of $50,590 for the loss on disposal of Capital Resource Management during the fiscal year 2016.

General and administrative expenses in the Consulting segment approximately decreased by $2,321,000, or 63% in fiscal year 2016, as compared to fiscal year 2015. This decrease was primarily due to a decrease of approximately $1.3 million in bad debt expenses, a decrease of 323,000 on legal fees, a decrease of $203,000 on accounting fees, a decrease of $12,000 on insurance expenses, a decrease of $38,000 on travel expenses and auto expenses, such as gas, parking and car rental expenses incurred in serving our client base for both our U.S. headquarters and China-based operations, a decrease of $98,000 on consulting service fees, a decrease of $4,000 on public relation fees, a decrease of $8,000 on depreciation expenses, a decrease of $8,000 in office expense with telephone fee, a decrease of $419,000 on employee payroll and employee compensation due to expiration of employment contracts, and offset by an increase of $11,000 on office rents and an increase of $19,000 on stock transfer fee.

General and administrative expenses in our Trading segment decreased by $50,000, or 99%, in fiscal year 2016, as compared to fiscal year 2015. This decrease primarily due to a decrease was primarily due to few operation activities in Trading segment.

Other Expenses

In fiscal year 2016, other expense was approximately $19,081,000 as compared to other expense of $1,137,000 for fiscal year 2015, a change of approximately $17,944,000. As compared to fiscal year 2015, we have an increase of approximately $9,767,000 in change in fair value of derivative liability related to our preferred stock, convertible note and warrants which is non-cash gain, an increase of approximately $1,578,000 in interest expenses primarily related to amortization of debt discount, an increase of approximately $91,000 for realized gain on marketable securities available-for-sale, an increase of approximately $6,591,000 other expense primarily due to $6,012,000 of income tax expense by the IRS assessments of our corporate income taxes for fiscal 2008, 2010, and 2011, offset by a decrease of $579,000 other income primarily from converting the four promissory notes originally signed on August 21, 2012 in an aggregate amount of $1.0 million into 20 million shares of CDII common stock at $0.05 per share, an increase of approximately $25,000 for gain on fair market value on available-for-sale marketable securities, and a decrease of $74,000 in interest expenses from related party.

Income Taxes

In both fiscal year 2016 and 2015, we did not record income taxes, since we had significant losses in both years.

Net Loss from Continuing Operations

Net loss from continuing operations for fiscal year 2016 amounted to $20.4 million as compared to net loss of $4.7 million for fiscal year 2015. The loss for fiscal year 2016 primarily consisted of $1.4 million in operating loss and $19.1 million in other expenses.

Discontinued Operations

We do not have any loss from discontinued operations for the fiscal year 2016. As described elsewhere in this report, in April 2015, the Company sold its entire 95% equity interest in CDI Jingkun Zinc and 100% equity interest in CDI Metal to Xiaowen Zhuang, a management member of CDI Shanghai Management and the brother of James (Yuejian) Wang, the CEO of the Company, for zero consideration. The Company also sold its 100% equity interest in CDI Jixiang Metal to Dragon Capital, a related party company. We also disposed of operation in CDI Chile. As a result, results of operations, financial position and cash flows associated with CDI Jingkun Zinc, CDI Metal, CDI Jixiang Metal and CDI Chile are also reported as discontinued operations for all periods presented. The Company recorded a gain on disposal of subsidiaries of $1.6 million in fiscal year 2015.

Net Loss

Net loss for fiscal year 2016 amounted to $20.4 million, as compared to net loss of $3.1 million for fiscal year 2015, primarily due to a decrease of $15.8 million in net loss from continuing operations and we also had a decrease of $1.6 million in gain on disposal of subsidiaries.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash. As of September 30, 2016 we had a working capital deficit of $21.3 million, as compared to $8.9 million as of September 30, 2015. We rely upon cash generated from our operations, the sale of our subsidiaries, access under factoring and other lending relationships and advances from related parties to fund our operations. We do not have any commitments for capital expenditures. Our Trading segment has operating losses, and revenues from our Consulting segment vary greatly from period to period. Our Consulting segment generally receives full payment in advance for consulting services to be provided over the term of the contract, primarily in the form of our client companies' common stock. For transactions in which we advise a new client company on entering into the U.S. public market for the first time, it may take some additional time for us to receive our transaction fees due to the necessary compliance and regulatory filing process, and it is possible that at such time, if ever, when we are able to sell the securities we receive as compensation, the funds we receive upon the sale will not be equal to the amount of revenue we initially recognized.  In addition, revenues from this segment do not provide cash to pay costs or operating expenses until we are able to liquidate those securities, on which there are no assurances.  As a result of the working capital deficit and the operating losses incurred, our cash flow from operations is not sufficient to sustain our operations and satisfy our obligations as they become due.

Our cash balance as of September 30, 2016 amounted to approximately $10,000, a decrease of $12,000, as compared to September 30, 2015. During fiscal year 2016, we had cash outflow of approximately $867,000 used in operating activities. We had cash inflow of $43,000 provided by investing activities, and we also had inflows of $710,000 net cash provided by financing activities from continuing operations.

Our marketable securities available-for-sale as of September 30, 2016 totaled $0, a decrease of $23,000 as compared to September 30, 2015, primarily due to change in fair market value of certain marketable securities and we evaluate our marketable securities to determine whether a decline in their value is other than temporary. We wrote off all marketable securities during fiscal 2016.

Our accounts receivable, including account receivable - related party as of September 30, 2016 amounted to $0, a decrease of $17,000 as compared to September 30, 2015, primarily due to write off $17,000 uncollectible of accounts receivable from the marketable securities.

Prepaid expenses and other current assets consist of prepayments to vendors for services and other receivables, security deposits. Prepaid expenses and other current assets as of September 30, 2016 amounted to $20,000, an increase of $ 3,000 as compared to September 30, 2015, primarily due to the advanced payment on behalf to our consultant.

Short-term loans at September 30, 2016 included $758,000 of loan from TCA Global Credit Master Fund, LP, bearing annual interest at 18%, and were due on October 15, 2016. We should make monthly payments to TCA in the amount of $40,000 commencing on November 30, 2015 until the complete repayment of all payables due to TCA; $200,000 of loan from Draco Resources, Inc., bearing annual interest at 2%, which is currently in default; $153,000 loan from Kong Tung, bearing monthly interest at 2%, which was originally due on January 7, 2015 and extended to December 31, 2015; $53,000 of loan from Yewen Xi, bearing annual interest at 12%, of which is due on September 30, 2016, and $200,000 is due on August 31, 2016; $35,000 of total balance of two loans from Money Works Direct, the principal amounts of $50,000 and $120,000, monthly interest rates at 4.44% and 4.61%, respectively, due on October 15, 2016. Secured by pledge of assets of CDII. China Direct Investments made cash repayment of $1,150 for the two loans per business day; and a total of $427,000 convertible loans from multiple institutional investors with a term of four months to one year. These convertible notes bear 8% - 12% annual interest rate and conversion price is equal to 50% - 60% of lowest trading price of CDII common stock for certain consecutive days prior to the conversion. Net of total of debt discount of $145,000, net short-term loan amounted to be $1,701,000 as of September 30, 2016.

Accounts payable and accrued expenses represent payables associated with the general operations within each segment, including accrued payrolls. Accounts payable and accrued expenses as of September 30, 2016 amounted to $899,000, a decrease of $292,000 as compared to September 30, 2015, primarily due to interest payable of approximately $476,000 to short-term loans.

Advances from customers and deferred revenues represent prepayments for products or services, which have not yet been shipped or provided. Advances from customers as of September 30, 2016 amounted to $423,000, the same as it was on September 30, 2015.

Certain events may have a negative impact on our liquidity position during fiscal year 2017:

Our short term loans of $1.7 million matured by September 30, 2016, and currently are in default. While we intend to extend the maturity date for these loans, we have not entered into any agreements with the lenders for such an extension.  In the event we are unable to extend the term of these loans, or we are unable to repay these obligations when due, we may have to seek additional financing, and no assurances can be given that such financing would be available on a timely basis, on terms that are acceptable or at all. Failure to meet the repayment or other obligations of our existing debt on or before its due date could materially adversely affect our business, results of operations and financial condition and threaten our financial viability.

We maintain cash and cash equivalents in the United States and China. On September 30, 2016 and 2015, bank deposits by geographic area, were as follows (dollars in thousands):

Country	September 30, 2016		September 30, 2015
United States	$9,221	89%	$12,463	55%
China	1,088	11%	10,171	45%
Total cash and cash equivalents	$10,309	100%	$22,634	100%

Analysis of Cash Flows

In fiscal year 2016, our net decrease in cash amounted to approximately $12,000, which was comprised of $867,000 used in operating activities, offset by $42,000 used in investing activities and $710,000 of cash provided by financing activities and $102,000 from non-cash favorable effect of prevailing exchange rate on our cash position.

Cash Used in Operating Activities

Net cash used in operating activities of continuing operations for fiscal year ended September 30, 2016 amounted to approximately $867,000, which was primarily due to a net loss of $20.4 million adjusted by non-cash items such as loss on change in fair value of derivative liabilities of $10.7 million, loss of income taxes expense assessments by IRS of $6.0 million, depreciation of $10,000, amortization of debt discount of $1.9 million, $286,000 for the stock based on compensation to employees, $95,000 for the stock based on compensation to our consultants, $32,000 of warrant expense in connection with derivative liability recognized, $91,000 of realized loss on marketable securities available-for-sale, a decrease of $8,000 in accounts receivable and accounts receivable from related parties, an increase of $330,000 in accounts payable and accrued expenses, an increase of $92,000 in other payable to related parties, and an increase of $111,000 in other liabilities, offset by an increase of $3,000 in prepaid expenses and other current assets, $26,000 of other income due to revaluation of accounts receivable, $80,000 gain from stock option expenses, and $49,000 loss on abandoned subsidiary.

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

Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities of continuing operations for fiscal year ended September 30, 2016 amounted to approximately $42,000, as a result of $43,000 proceeds from sales marketable securities available-for-sale, offset by approximately $1,000 in cash paid in disposal of subsidiary.

Net cash used in investing activities of continuing operations for fiscal year 2015 amounted to $3,000, which was cash paid on disposal of subsidiaries,

Cash Provided by Financing Activities

Net cash provided by financing activities of continuing operations for fiscal year ended September 30, 2016 amounted to approximately $710,000, primarily due to $198,000 proceeds from exercise of warrants, $55,000 advanced from employees, $23,000 from borrowing from related parties, $684,000 borrowings from loans and $247,000 repayment of loan payables.

Net cash provided by financing activities of continuing operations for fiscal year 2015 amounted to approximately $833,000 primarily due to an increase in proceeds from loans of $830,000 and a $112,000 borrowing from related parties, offset by a $97,000 payment on loan payables and a $13,000 repayments to related parties.

Series A Convertible Preferred Stock and Related Dividends

As of September 30, 2016, 1,006 shares of Series A convertible preferred stock remained outstanding. During fiscal year 2016 and 2015, we did not pay cash dividends, dividends were paid in form of our common stock of 125,000 shares, valued at $32,000 on our series A convertible preferred stock on April 18, 2016.

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

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results when ultimately realized could differ from those estimates. Significant estimates in fiscal year 2016 and fiscal year 2015 include valuation of marketable securities available-for-sale, allowance for doubtful accounts, fair value of share-based compensation, the useful lives and impairment of property, plant and equipment, impairment of goodwill, intangible assets and other assets, and fair value of derivative liability.

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

Comprehensive Income

We follow ASC 205, "Presentation of Financial Statements," and ASC 220, "Reporting Comprehensive Income," to recognize the elements of comprehensive income. Comprehensive income is comprised of net income and all changes to the statements of stockholders' equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive income for the fiscal year 2016 and fiscal year 2015 included net income, foreign currency translation adjustments, unrealized gains or losses on marketable securities available-for-sale, net of income taxes, and unrealized gains or losses on marketable securities available-for-sale-related party, net of income taxes.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in the Exchange Act that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC's rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Management, with the participation of our CEO, performed evaluations of the effectiveness of our disclosure controls and procedures as of September 30, 2016 and 2015. Based on those evaluations, which identified material weakness in our internal control over financial reporting, our management, including our CEO, concluded that our disclosure controls and procedures were not effective as of September 30, 2016 and 2015.

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

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our CEO and CFO, we conducted evaluations of the effectiveness of our internal control over financial reporting based on the framework in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on those evaluations, our management concluded that, due to the significant deficiencies and material weakness described above, our internal control over financial reporting was not effective as of September 30, 2016 and 2015.

Remediation of Significant Deficiencies and Material Weakness in Internal Control over Financial Reporting

Through our increased awareness and remediation efforts, we believe that our actions will result in an improvement in our internal control over financial reporting in fiscal year 2016. Specifically, we plan to initiate a corporate-wide ERP implementation, conduct ongoing US GAAP trainings, and through our internal reviews and improved control procedures, we will identify certain prior accounting errors and make appropriate error corrections and disclosures, to prevent potential future material misstatements. In addition, we plan to make improvement throughout fiscal year 2017 to achieve our overall remediation target and objectives. Management believes that the actions described above will remediate the remaining significant deficiencies and material weakness we have identified in fiscal year 2016. As we work towards improvement of our internal control over financial reporting and implementation of the remediation measures, we may supplement or modify these remediation measures as appropriate.

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

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTOR, EXECUTIVE OFFICER AND CORPORATE GOVERNANCE.

Executive Officer and Director

The following table provides information on our executive officer and director for fiscal year 2015 and 2016:

Name	Age	Position with the Company
Yuejian (James) Wang, Ph.D.	55	Chief Executive Officer, Chief Financial Officer and Chairman of Board

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

Katie Zhao, Vice President of Business Development. Ms. Zhao has served as Vice President, Business Development of our company since January 2012. Her responsibilities include corporate development, leading due diligence for mergers and acquisitions as well as in charge of internal operations at our US headquarters in Florida. Ms. Zhao has strong leadership skills and analytical skills and has over 8 years of experience in marketing, business development and project management. Ms. Zhao served as Senior Account Executive from January 2010 to December 2011 and established US distribution channels for our clients in China. From May 2007 to December 2009, Ms Zhao served as our Project Manager and implemented networks between our offices in China and the US. Ms. Zhao has a Master's degree in Business Administration from Florida Atlantic University.

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

Compliance with Section 16 (a) of the Exchange Act

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(d) of the Exchange Act during fiscal years 2016 and 2015 and Forms 5 and amendments thereto furnished to us with respect to fiscal year 2016 and 2015, as well as any written representation from a reporting person that no Form 5 is required, we are not aware that any officer, director or 10% or greater shareholder failed to file on a timely basis, as disclosed in the aforementioned forms, reports required by Section 16(a) of the Exchange Act during fiscal years 2016, and 2015.

ITEM 11.	EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table summarizes all compensation recorded by us in fiscal year 2016 and fiscal year 2015:

For definitional purposes these individuals are sometimes referred to as the "named executive officers" as that term is defined under Rule 3b-7 of the Securities Exchange Act of 1934. The value attributable to any stock or option awards is computed in accordance with ASC Topic 718.  None of our named executive officers received compensation in the form of Non-Equity Incentive Plan Compensation, Nonqualified Deferred Compensation Earnings, or any other forms of compensation in excess of the $10,000 in aggregate in fiscal year 2016 and fiscal year 2015. The amounts reflected in columns (d) and (e) represent the dollar amount recognized for financial statement reporting purposes with respect to fiscal year 2016 and fiscal year 2015 for the fair value of securities granted in each respective year in accordance with ASC Topic 718. Pursuant to Securities and Exchange Commission rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. Our methodology, including its underlying estimates and assumptions used in calculating these values, is set forth in Note 11 to our consolidated financial statements appearing elsewhere in this report. These amounts reflect our accounting expense for these awards, and do not correspond to the actual value that may be realized upon exercise.

SUMMARY COMPENSATION TABLE
Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compen-sation ($) (g)	Non-Qualified Deferred Compen-sation Earnings ($) (h)	All Other Compen-sation ($) (i)	Total ($) (j)

Yuejian (James) Wang, Ph.D.	2016	-	-	280,000	-	-	-	-	280,000
	2015	-	-	-	97,069	-	-	-	97,069

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

As of February 8, 2017 we had 34,577,271 shares of common stock issued and outstanding. The following table sets forth information known to us as of February 8, 2017 relating to the beneficial ownership of shares of our common stock by:

-	each person who is known by us to be the beneficial owner of more than 5% of our outstanding common stock;
-	each director and nominee;
-	each named executive officer; and
-	all named executive officers and directors as a group.

Unless otherwise indicated, the business address of each person listed is in care of 1333 S. University Drive, Suite 202, Plantation, FL 33324. The information provided herein is based upon a list of our shareholders and our records with respect to the ownership of warrants and options to purchase securities in our company. The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on that date and all shares of our common stock issuable to that holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by that person at that date which are exercisable within 60 days of that date.  Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent that power may be shared with a spouse.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percentage of Class
Yuejian (James) Wang, Ph.D.	9,150,200	*	26%

All director and executive officer as a group	9,150,200		26%

*The Company issued to Dr. Wang 9,150,000 shares of the Company's restricted common stock, a total value at $420,000, as partial payment of the outstanding compensation accrued since 2013.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth securities authorized for issuance under any equity compensation plans approved by our shareholders as well as any equity compensation plans not approved by our shareholders as of September 30, 2016.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Plan category
Plans approved by our shareholders:
2006 Equity Plan			10,000,000
2008 Executive Stock Incentive Plan			318,707
2008 Non-Executive Stock Incentive Plan			210,249
2013 Plan			10,400,000
Plans not approved by shareholders:
2006 Stock Plan			-
2012 Equity Compensation Plan			103,280
2015 Employee and Consultant Stock Incentive and Compensation Plan			17,500,000
2016 Employee and Consultant Stock Incentive and Compensation Plan			100,000,000

Equity Compensation Plans

We presently have seven equity compensation plans including our 2006 Equity Compensation Plan ("2006 Equity Plan"), our 2006 Stock Compensation Plan ("2006 Stock Plan"), our 2008 Executive Stock Incentive Plan (the "2008 Executive Plan"), our 2008 Non-Executive Stock Incentive Plan (the "2008 Non-Executive Plan"), our 2012 Equity Compensation Plan (the "2012 Plan"), our 2013 Employee and Consultant Stock Incentive and Compensation Plan (the "2013 Plan"), 2015 Employee and Consultant Stock Incentive and Compensation Plan (the "2015 Plan"), and 2016 Employee and Consultant Stock Incentive and Compensation Plan (the "2016 Plan"). The purpose of the each of the plans is to advance the interests of our company by providing an incentive to attract, retain and motivate highly qualified and competent persons who are important to us and upon whose efforts and judgment the success of our company is largely dependent, including our officers and directors, key employees, consultants and independent contractors. Other than the 2008 Executive Plan under which grants may only be made to our executive officers, our officers, directors, key employees and consultants are eligible to receive awards under each of the plans.  Only our employees are eligible to receive incentive options.

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

Generally, plan options granted may either be options qualifying as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), or options that do not so qualify.  Our 2012, 2013, 2015 and 2016 Plans do not provide for the grant of incentive options.  Any incentive option granted under the particular plan must provide an exercise price of not less than 100% of the fair market value of the underlying shares on the date of such grant, but the exercise price of any incentive option granted to an eligible employee owning more than 10% of our common stock must be at least 110% of such fair market value as determined on the date of the grant.  Dependent upon the particular plan, non-qualified options must provide for an exercise price of not less than par value of our common stock on the date of grant up to at least 85% of the fair market value of our common stock on the date of grant.

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

From time to time we borrowed funds from related parties for working capital purposes, including from our Chief Executive Officer, and the brother of our Chief Executive Officer. At September 30, 2016 CD International owed to James (Yuejian) Wang, our Chief Executive Officer, a total of $423,769, and CDI Shanghai Management owed to Xiaowen Zhang, the brother of our Chief Executive Officer, a total of $49,313. At September 30, 2016 CDI Shanghai management also owed to Dragon Capital Group Corp., the Company managed by the brother of our Chief Executive Officer, a total of $17,986.

From time to time we have entered into loan agreements with related parties for working capital purposes, including from our Chief Executive Officer, and our directors. These loans are generally unsecured and due on demand. At September 30, 2016 CD International owed James (Yuejian) Wang, our Chief Executive Officer and director, a total of $420,482 including aggregate principal loan amount of $300,000 and accrued interest of $120,482.

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

Director Independence

None of the Company's directors is an "independent" director as that term is defined in the Nasdaq Marketplace Rules.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table shows the fees that were billed for the audit and other services provided by Malone-Bailey, LLP for fiscal year 2016 and 2015.

	2016	2015
Audit Fees	$67,000	$65,000
Audit-Related Fees	-	-
Other Fees	-	-
Total	$67,000	$65,000

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

CD INTERNATIONAL ENTERPRISES, INC.

Date: March 13, 2017	By:	/s/ Yuejian (James) Wang
Yuejian (James) Wang, Chairman and Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Yuejian (James) Wang	Chairman and Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting and Financial Officer) and Sole Director	March 13, 2017
Yuejian (James) Wang

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 2016 AND 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
CD International Enterprises, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of CD International Enterprises, Inc. and Subsidiaries (collectively, the "Company") as of September 30, 2016 and 2015, and the related consolidated statements of operations and comprehensive income (loss), changes in equity (deficit), and cash flows for the years ended September 30, 2016 and 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CD International Enterprises, Inc. and Subsidiaries as of September 30, 2016 and 2015 and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ MaloneBailey, LLP
www.MaloneBailey.com
Houston, Texas
March 13, 2017

Financial statements

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of September 30, 2016 and 2015

	September 30,	September 30,
	2016	2015

ASSETS
Current assets:
Cash and cash equivalents	$10,309	$22,634
Marketable securities available-for-sale	-	2,800
Marketable securities available-for-sale - related party	-	20,000
Accounts receivable	-	16,643
Subscription receivable	-	50,100
Prepaid expenses and other current assets, net	19,909	16,813
Total current assets	30,218	128,990
Property, plant and equipment, net	1,265	63,088
Total assets	$31,483	$192,078

LIABILITIES AND EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$899,476	1,191,643
Loans payable	1,700,703	$2,215,470
Loans and other payables - related parties	966,550	769,436
Advances from customers	422,898	422,898
Derivative liabilities	9,958,576	3,210,271
Other liabilities	7,410,394	1,199,856
Total current liabilities	21,358,597	9,009,574
Total liabilities	21,358,597	9,009,574

Equity (deficit):
Series A convertible preferred stock: $.0001 par value, stated value $1,000 per share; 20,000,000 authorized, 1,006 shares outstanding at September 30, 2016 and 2015, respectively	1,006,250	1,006,250
Common stock: $.0001 par value; 9,500,000,000 authorized; 9,947,740 and 5,011 issued and outstanding at September 30, 2016 and 2015, respectively	995	1
Additional paid-in capital	87,117,078	79,288,130
Accumulated other comprehensive loss	(562,393)	(719,106)
Accumulated deficit	(108,889,044)	(88,392,771)
Total CD International Enterprises, Inc.'s stockholders' deficit	(21,327,114)	(8,817,496)
Non-controlling interests	-	-
Total deficit	(21,327,114)	(8,817,496)
Total liabilities and deficit	$31,483	$192,078

The accompanying notes are an integral part of these consolidated financial statements.

CD INTERNATIONAL ENTERPRISES, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Year Ended September 30, 2016 and 2015

	For the Years Ended September 30,
	2016	2015
Revenues	$82,614	$360,049
Including: revenues from related party	45,249	31,250
Cost of revenues	25,266	111,002
Gross profit	57,348	249,047
Operating expenses:
Selling, general, and administrative	1,341,571	3,762,817
Loss on disposal of subsidiary	50,590	-
Total operating expenses	1,392,161	3,762,817
Operating loss	(1,334,813)	(3,513,770)
Other income (expenses):
Other expenses	(6,008,962)	582,012
Interest expense	(2,306,182)	(728,030)
Interest expense - related parties	(32,400)	(106,609)
Realized loss on marketable securities available-for-sale	(90,789)	-
Loss from impairment on marketable securities available-for-sale	(16,355)	-
Gain on revaluation for receivable and payable of marketable securities available-for-sale	25,844	709
Change in fair value of derivative liabilities	(10,652,096)	(884,973)
Total other expenses	(19,080,940)	(1,136,891)
Loss from continuing operations before income taxes	(20,415,753)	(4,650,661)
Income tax expense	-	-
Net loss from continuing operations	(20,415,753)	(4,650,661)
Discontinued operations:
Loss from discontinued operations, net of taxes	-	(19,033)
Gain on disposal of subsidiaries, net of taxes	-	1,573,177
Total income from discontinued operations, net of taxes	-	1,554,144
Net loss	(20,415,753)	(3,096,517)
Less: Net loss attributable to non-controlling interests	-	-
Net loss attributable to CD International Enterprises, Inc.	(20,415,753)	(3,096,517)
Dividends on series A preferred stock	(80,520)	(80,494)
Net loss allocable to common stockholders	$(20,496,273)	$(3,177,011)
COMPREHENSIVE INCOME (LOSS):
Net loss	$(20,496,273)	$(3,096,517)
Foreign currency translation adjustments	103,610	139,409
Unrealized gain (loss) on marketable securities available-for-sale	53,103	(69,552)
Comprehensive loss	(20,259,040)	(3,026,660)
Foreign currency translation adjustments - non-controlling interest	-	8
Comprehensive loss attributable to CD International Enterprises, Inc.	(20,259,040)	(3,026,668)
Preferred stock dividend	(80,520)	(80,494)
Comprehensive loss attributable to common stockholders	$(20,339,560)	$(3,107,162)

Net income (loss) per common share - basic and diluted:
Net loss from continuing operations	$(36.59)	$(1,381.76)
Net income from discontinued operations	-	453.90
Net income (loss) per common share	$(36.59)	$(927.86)
Weighted average common shares outstanding, basic and diluted	560,160	3,424

The accompanying notes are an integral part of these consolidated financial statements.

CD INTERNATIONAL ENTERPRISES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)
For the Year Ended September 30, 2016

	Preferred Stock		Common Stock
	Number of shares	Amount	Number of shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests	Total Equity
Balance, September 30, 2014 (before reverse split)	1,006	$1,006,250	60,847,474	$6,084	$78,346,305	$(85,215,760)	$(788,955)	$(504)	$(6,646,580)

Dividends declared to preferred stockholders	-	-	-	-	-	(80,494)	-	-	(80,494)
Restricted stock award - Employees	-	-	9,500,000	950	141,550	-	-	-	142,500
Shares issued to third parties for services provided	-	-	8,600,000	860	299,650	-	-	-	300,510
Common stock issued for debt conversions	-	-	20,000,000	2,000	510,000	-	-	-	512,000
Stock option expenses	-	-	-	-	130,657	-	-	-	130,657
Stock option exercised			3,000,000	300	49,800	-	-	-	50,100
Addition of warrant derivative liabilities	-	-	-	-	(115,805)	-	-	-	(115,805)
Cancellation of stock	-	-	(1,984,400)	(198)	(99,022)	-	-	-	(99,220)
Reversal of the cancellation of stock in connection with the disposal of subsidiaries	-	-	250,000	25	14,975	-	-	-	15,000
Disposal of subsidiaries	-	-	-	-	-	-	-	496	496
Changes in cumulative foreign currency translation	-	-	-	-	-	-	139,401	8	139,409
Unrealized loss on marketable securities available-for-sale	-	-	-	-	-	-	(69,552)	-	(69,552)
Net loss	-	-	-	-	-	(3,096,517)	-	-	(3,096,517)

Balance, September 30, 2015 (before reverse split)	1,006	$1,006,250	100,213,074	$10,021	$79,278,110	$(88,392,771)	$(719,106)	$-	$(8,817,496)
Balance, September 30, 2015 (adjusted)	1,006	$1,006,250	5,011	$1	$79,288,130	$(88,392,771)	$(719,106)		$(8,817,496)

Dividends declared to preferred stockholders	-	-	-	-	-	(80,520)	-	-	(80,520)
Preferred stock dividend payable converted into common stock			1,250	-	32,000				32,000
Share based compensation - employees	-	-	2,151,000	215	285,785	-	-	-	286,000
Shares issued to third parties for services provided	-	-	25,897	3	95,020	-	-	-	95,023
Common stock issued for debt conversions	-	-	7,761,478	776	1,491,002	-	-	-	1,491,778
Write-off of derivative liabilities due to debt conversions	-	-	-	-	5,857,491	-	-	-	5,857,491
Stock option expenses	-	-	-	-	(80,350)	-	-	-	(80,350)
Fraction of shares due to reverse split			2,354	-	-				-
Warrant exercised			750	-	148,000	-	-	-	148,000
Changes in cumulative foreign currency translation	-	-	-	-	-	-	103,610	-	103,610
Unrealized gain on marketable securities available-for-sale	-	-	-	-	-	-	53,103	-	53,103
Net loss	-	-	-	-	-	(20,415,753)	-	-	(20,415,753)

Balance, September 30, 2016	1,006	$1,006,250	9,947,740	995	87,117,078	(108,889,044)	(562,393)	-	(21,327,114)

The accompanying notes are an integral part of these consolidated financial statements.

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Year Ended September 30, 2016 and 2015

	For the Years Ended September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(20,415,753)	$(3,096,517)
Income from discontinued operations	-	(1,554,144)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	9,759	17,880
Loss on disposal of property and equipment	-	288
Allowance for doubtful accounts	1,800	1,297,355
Impairment loss on marketable securities available-for-sale	16,355	-
Shares issued to third parties for services provided	95,023	300,510
Share based compensation - employees	286,000	142,500
Stock option expenses	(80,350)	130,657
Warrant expense in connection with derivative liability recognized	32,000	-
Realized loss on marketable securities available-for-sale	90,789	-
Gain on settlement of debt with issuance of common stock	-	(488,000)
Reversal of the cancellation of stock in connection with the disposal of subsidiaries	-	15,000
Cancellation of stock	-	(99,220)
Amortization of debt discount	1,872,493	361,452
Change in fair value of derivative liabilities	10,652,096	884,973
Other income due to revaluation of accounts receivable and accounts payable	(25,844)	(709)
Loss on income tax expense assessments	6,011,529	-
Loss on abandoned subsidiary (net of cash forfeited $1,165)	49,425	-
Changes in operating assets and liabilities:
Accounts receivable (including accounts receivable from related parties)	7,809	(18,499)
Prepaid expenses and other current assets, net	(3,273)	58,572
Accounts payable and accrued expenses	329,883	457,830
Other payable - related parties	91,834	215,074
Other liabilities	111,472	465,778
Net cash used in operating activities - continuing operations	(866,953)	(909,220)
Net cash used in operating activities - discontinued operations	-	(28,695)
NET CASH USED IN OPERATING ACTIVITIES	(866,953)	(937,915)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of marketable securities available-for-sale	42,751	-
Cash paid on disposal of subsidiaries	-	(2,816)
Net cash provided by (used) in investing activities - continuing operations	42,751	(2,816)
Net cash provided by (used) in investing activities - discontinued operations	-	-
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITES	42,751	(2,816)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans	683,700	830,000
Proceeds from employee advance	55,000	-
Borrowings from related parties	22,957	112,479
Proceeds from exercise of options and warrants	198,100	-
Repayments to related parties	(2,296)	(12,804)
Repayments of loan payable	(247,133)	(96,655)
Net cash provided by financing activities - continuing operations	710,328	833,020
Net cash provided by financing activities - discontinued operations	-	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	710,328	833,020

EFFECT OF EXCHANGE RATE ON CASH	101,549	47,670

NET CHANGE IN CASH	(12,325)	(60,041)
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE YEAR	22,634	82,675
CASH AND CASH EQUIVALENTS AT THE END OF THE YEAR	10,309	22,634
LESS CASH AND CASH EQUIVALENTS OF DISCONTINUED OPERATIONS AT END OF THE YEAR	-	-
CASH AND CASH EQUIVALENTS OF CONTINUING OPERATIONS AT END OF THE YEAR	$10,309	$22,634

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$118,336	$24,449
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Deferred revenue received in form of marketable securities	$61,374	$22,500
Unrealized loss on marketable securities available-for-sale	$53,103	$69,552
Collection of accounts receivable in the form of marketable securities	$1,374	$22,500
Common stock issued for loan conversions and accrued interest	$1,491,778	$512,000
Debt discount recorded on convertible debt due to conversion feature	$1,921,700	$361,452
Derivative liabilities related to warrant conversion feature	$-	$115,805
Stock option exercised with proceeds not received	$-	$50,100
Accrual for preferred stock dividend	$80,520	$80,494
Preferred stock dividend converted to common shares	$32,000	$-
Accrued interest, default charges and legal expenses added to loan payable due to litigation settlement	$596,741	$-
Derivative liabilities written off to additional paid-in capital due to debt conversions	$5,857,491	$-

The accompanying notes are an integral part of these consolidated financial statements.

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016 and 2015

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business and Organization

CD International Enterprises, Inc. ("CDII"), a Florida corporation and its subsidiaries are referred to in this report as "we", "us", "our", "CD International," or "the Company".

We are a U.S.-based company that sources industrial products in Asia and the Americas.  We also provide business and financial consulting services to public and private American and Chinese businesses. We operate in two identifiable segments, as defined by the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 280, "Segment Reporting": Mineral Trading and Consulting. Beginning in 2006, we established our Consulting and Trading segments which grew through acquisitions of controlling interests in Chinese private companies. We consolidate these acquisitions as either wholly or majority owned subsidiaries.

In our Trading segment, we source industrial commodities from North and South America for ultimate distribution in China. In our Consulting segment, we provide business and consulting services to U.S. public companies that operate primarily in China. The consulting fees we charge vary based upon the scope of the services.

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

In addition, in April 2015, the Company sold its entire 95% equity interest in CDI Jingkun Zinc Industry Co., Ltd. ("CDI Jingkun Zinc") and 100% equity interest in Shanghai CDI Metal Material Co., Ltd. ("CDI Metal") to Xiaowen Zhuang, the management member of CDI Shanghai Management Co., Ltd. ("CDI Shanghai Management") and the brother of James (Yuejian) Wang, the CEO of the Company, for zero consideration. The Company also sold its 100% equity interest in CDI Jixiang Metal Co., Ltd. ("CDI Jixiang Metal") to Dragon Capital Group Corp ("Dragon Capital"), a related party company for zero consideration. During the fourth quarter of fiscal year 2015, the Company also ceased the operation of CDII Chile, Ltda. ("CDII Chile") in Chile. As a result, results of operations of CDI Jingkun Zinc, CDI Metal, CDI Jixiang Metal and CDII Chile were separately reported as discontinued operations for all periods presented, and the assets and liabilities of CDII Chile as of September 30, 2014 were reclassified to assets and liabilities of discontinued operations. CDI Jingkun Zinc, CDI Metal, CDI Jixiang Metal and CDI Chile were entities in the Trading segment. For additional information, see Note 15 - Discontinued Operations.

On March 7, 2016, the Company entered into a Share Exchange Agreement (the "Acquisition Agreement") to acquire 100% ownership interest in China Manor Assets Investment Management Company, Ltd. ("CMAIM") in exchange for the 1,670,000 shares of the Company's Series G convertible preferred stock. The preferred stock can be converted to Company's common stock upon a listing of the Company's common stock on NYSE or NASDAQ. The convertibility ratio is one share of the preferred stock to one thousand shares of Company's common stock. Each share of the preferred stock has the voting rights of 1,000 shares of Company common stock; and, thus, Xiangjun Wang, the sole equity owner of CMAIM, will be able to vote approximately 70% of the Company's common stock and control the Company. CDII prepared for issuance to Mr. Xiangjun Wang, the sole equity owner of CMAIM, 1,670,000 shares of company's Series G convertible preferred stock on April 30, 2016. However, the Company did not receive the equity interest of CMAIM and the preferred stock was not issued to Mr. Xiangjun Wang. On June 30, 2016, both parties agreed in formal writing to postpone the Acquisition Agreement due to the fact that certain capitalization conditions of CMAIM were not met. In September 2016, the Company cancelled the Series G convertible preferred stock that was prepared to be issued to Mr. Xiangjun Wang and the acquisition was terminated. As a result of certain closing conditions not being met, the transaction did not close.

In April 2016, the Company ceased the operation and disposed of Capital Resource Management Co., Ltd. ("Capital Resource Management"), an entity in the Consulting segment. The disposal of Capital Resource Management does not qualify as discontinued operations, nor is it a significant disposition because Capital Resource Management had limited net assets and engaged in minimal operations. The loss on the disposal of Capital Resource Management was $50,590, which was reported as "loss on disposal of subsidiary" for the fiscal year ended September 30, 2016.

For the fiscal year 2016 and 2015, subsidiaries included in continuing operations consisted of the following:

-	CDI China, Inc. ("CDI China"), a wholly owned subsidiary of CDII;
-	International Magnesium Group, Inc. ("IMG"), a wholly owned subsidiary of CDII;
-	CDII Minerals, Inc. ("CDII Minerals"), a wholly owned subsidiary of CDII;

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016 and 2015

-	Empresa Minera CDII de Bolivia S.A., ("CDII Bolivia"), a wholly owned subsidiary of CDII Minerals;
-	China Direct Investments, Inc. ("China Direct Investments"), a wholly owned subsidiary of CDII;
-	CDI Shanghai Management Co., Ltd. ("CDI Shanghai Management"), a wholly owned subsidiary of CDI China;
-	Capital Resource Management Co., Ltd. ("Capital Resource Management"), a wholly owned subsidiary of CDI Shanghai Management, formerly known as Capital One Resource Co., Ltd.; and
-	CDII Minerals de Peru SAC, ("CDII Peru"), a Peruvian company and a 50% owned subsidiary of CDII Minerals.

Basis of Presentation

We have defined various periods that are covered in this report as follows:

-	"fiscal year 2017" - October 1, 2016 through September 30, 2017
-	"fiscal year 2016" - October 1, 2015 through September 30, 2016
-	"fiscal year 2015" - October 1, 2014 through September 30, 2015

We prepared the consolidated financial statements in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") and pursuant to the U.S. Securities and Exchange Commission ("SEC") rules. We included all adjustments that are necessary for the fair presentation of our financial position, results of operations, and cash flows for the periods presented.

Going Concern

For the fiscal year 2016, the Company incurred a net loss from continuing operations of approximately $20.4 million and used cash in operation of $0.8 million. The Company also had a working capital deficit of $21.3 million and an accumulated deficit of $108.9 million as of September 30, 2016. In addition, the Company has a significant amount of short term loan payable, totaling $1.7 million from unrelated parties, which requires the Company to secure additional funds given the Company's current cash position. The Company's cash and cash equivalent and revenues are not currently sufficient and cannot be projected to cover operating expenses in the coming year. These factors raise substantial doubt as to the ability of the Company to continue as a going concern. Management's plans include attempting to raise funds through debt and equity financings and restructure on-going operations to eliminate inefficiencies and develop new business to meet operating needs. There is no assurance that management's plans will be successful. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Summary of Significant Accounting Policies

Consolidation

The consolidated financial statements include the accounts of CDII, as well as our wholly owned and majority owned subsidiaries, including those operating outside the United States, and are prepared in accordance with U.S. GAAP. All significant intercompany balances and transactions are eliminated in consolidation. We account for investments in which we exercise significant influence under the equity method of accounting. Non-controlling interests in subsidiaries consist of the equity portion of the Company's subsidiaries held by non-controlling investors in Trading segment.

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
SEPTEMBER 30, 2016 and 2015

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

Concentration of Credit Risks

Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash, trade accounts receivable and notes receivables. We deposit our cash with high credit quality financial institutions in the United States and China. As of September 30, 2016 and 2015, we had no bank deposits in the United States that exceeded federally insured limits. As of September 30, 2016 and 2015, we had deposits of $1,088 and $10,171 in banks in China, respectively. In China, there is no equivalent federal deposit insurance as in the United States, so the amounts held in banks in China are not insured. We have not experienced any losses in such bank accounts through September 30, 2016.

As of September 30, 2016 and 2015, bank deposits by geographic area were as follows:

Country	September 30, 2016		September 30, 2015
United States	$9,221	89%	$12,463	55%
China	1,088	11%	10,171	45%
Total cash and cash equivalents	$10,309	100%	$22,634	100%

In an effort to mitigate any potential risk, we periodically evaluate the credit quality of the financial institutions at which we hold deposits, both in the United States and China.

Accounts Receivable

Accounts receivable are reported at net realizable value. We have established an allowance for uncollectible accounts based upon factors pertaining to the credit risks of specific customers and clients, historical trends, aging of the receivable and other information.  Delinquent accounts are written off when it is determined that the amounts are uncollectible. As of September 30, 2016 and 2015, we had $1,800 and $0 allowances for uncollectible accounts.

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
SEPTEMBER 30, 2016 and 2015

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

The financial assets and liabilities carried at fair value on a recurring basis at September 30, 2016 are as follows:

Financial assets and liabilities	Fair Value	Level 1	Level 2	Level 3
Derivative liabilities	$(9,958,576)	-	$-	(9,958,576)
	$(9,958,576)	$-	$-	$(9,958,576)

The financial assets and liabilities carried at fair value on a recurring basis at September 30, 2015 are as follows:

Financial assets and liabilities	Fair Value	Level 1	Level 2	Level 3
Marketable equity securities	$22,800	$22,800	$-	$-
Receivable of marketable equity securities	7,200	7,200	-	-
Derivative liabilities	(3,210,271)	-	-	(3,210,271)
	$(3,180,271)	$30,000	$-	$(3,210,271)

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
SEPTEMBER 30, 2016 and 2015

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

Foreign Currency Translation

The accompanying consolidated financial statements are presented in United States dollars.  The functional currency of our Chinese subsidiaries is the Renminbi ("RMB"), the official currency of the People's Republic of China. Capital accounts of the consolidated financial statements are translated into United States dollars from RMB at their historical exchange rates when the capital transactions occurred.  Assets and liabilities are translated at the exchange rates as of the balance sheet date.  Income and expenditures are translated at the average exchange rates for the twelve month periods ended September 30, 2016 and September 30 2015, respectively.  A summary of the conversion rates for the periods presented is as follows:

	September 30, 2016	September 30, 2015
Period end (RMB: U.S. dollar exchange rate)	6.6717	6.3538
Average fiscal year (RMB: U.S. dollar exchange rate)	6.5343	6.1543

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
SEPTEMBER 30, 2016 and 2015

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

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016 and 2015

ASC Subtopic 815-40, "Contracts in Entity's Own Equity," requires that entities recognize as derivative liabilities the derivative instruments, including certain derivative instruments embedded in other contracts that are not indexed to an entity's' own stock. Pursuant to the provisions of ASC Section 815-40-15, (formerly FASB Emerging Issues Task Force ("EITF") Issue No. 07-5: Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock ("EITF 07-5"), an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions.

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

In August 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This ASU addresses the classification of certain specific cash flow issues including debt prepayment or extinguishment costs, settlement of certain debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of certain insurance claims and distributions received from equity method investees. This ASU is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. An entity that elects early adoption must adopt all of the amendments in the same period. The Company is currently evaluating the impact it may have on its consolidated financial statements.

A variety of proposed or otherwise potential accounting standards are currently under study by standard setting organizations and various regulatory agencies. Due to the tentative and preliminary nature of those proposed standards, we have not determined whether implementation of such proposed standards would be material to our consolidated financial statements.

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

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016 and 2015

The following table presents the computation of basic and diluted earnings (loss) per share for fiscal year 2016 and 2015:

	2016	2015
Net loss allocable to common shareholders:
Net loss from continuing operations	$(20,415,753)	$(4,650,661)
Net income from discontinued operations	-	1,554,144
Net loss allocable to common shareholders	(20,415,753)	(3,096,517)
Less: preferred stock dividends	(80,520)	(80,494)
Net loss allocable to common stockholders less preferred stock dividends	$(20,496,273)	$(3,177,011)
Weighted average common shares outstanding - basic and diluted	560,160	3,424
Net income (loss) per common share - basic and diluted:
Net loss from continuing operations	$(36.59)	$(1,381.76)
Net income from discontinued operations	-	453.90
Net income (loss) per common share - basic and diluted	$(36.59)	$(927.86)

Common stock equivalents are not included in the denominator in periods when anti-dilutive. We excluded 425,303,726 shares issuable upon conversion of series A preferred stock and 76,383,287 shares of common stock issuable upon conversion of convertible debt for the year ended September 30, 2016 as their effect was anti-dilutive. We excluded 450 shares of our common stock issuable upon exercise of options, 288,889 shares of our common stock issuable upon exercise of warrants, 5,402 shares issuable upon conversion of series A preferred stock and 1,417 shares of common stock issuable upon conversion of convertible debt for the year ended September 30, 2015 as their effect was anti-dilutive and reverse-splits.

NOTE 3 - MARKETABLE SECURITIES AVAILABLE-FOR-SALE

Marketable securities available-for-sale and marketable securities available-for-sale-related party as of September 30, 2016 and 2015 consisted of the following financial instruments:

Company	September 30, 2016	% of Total	September 30, 2015	% of Total

China Logistics Group, Inc.	$-	-	$2,800	12%
Dragon Capital Group, Corp.	-	-	20,000	88%
Marketable securities available-for-sale	$-	-	$22,800	100%

All the securities were received from our customers as consulting fees. During the year ended September 30, 2016 and 2015, we collected marketable securities originated from accounts receivable for the amount of $1,374 and $22,500, respectively, and we collected marketable securities as deferred revenue for the amount of $61,374 and $22,500, respectively. We categorize the securities as investments in marketable securities available-for-sale or investments in marketable securities available-for-sale-related party.  These securities are quoted either on an exchange or on the over the counter market system. Some of the securities are restricted and cannot be readily sold by us absent a registration of those securities under the Securities Act of 1933 (the "Securities Act") or the availability of an exemption from the registration requirements under the Securities Act. Our policy is to liquidate the securities on a regular basis.  As these securities are often restricted, we are unable to liquidate them until the restriction is removed.  Unrealized gains or losses on marketable securities available-for-sale and on marketable securities available-for-sale-related party are recognized on a periodic basis as an element of comprehensive income or loss based on changes in the fair value of the security. Once liquidated, realized gains or losses on the sale of marketable securities available-for-sale are reflected in earnings for the period in which the securities were liquidated.

The marketable securities available-for-sale-related party totaled $0 and $20,000 at September 30, 2016 and September 30, 2015, respectively, and were composed solely of the securities of Dragon Capital Group, Corp. ("Dragon Capital"). Mr. Lisheng (Lawrence) Wang, the CEO and Chairman of the Board of Dragon Capital, is the brother of James (Yuejian) Wang, the CEO of the Company. These securities were issued by Dragon Capital as compensation for consulting services. Dragon Capital is a non-reporting company whose securities are quoted on the OTC Pink Tier of the OTC Markets Group. As such, under Federal securities laws, securities of Dragon Capital generally cannot be resold by us in absence of a registration of those securities under the Securities Act or unless there exists an available exemption from such registration.

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016 and 2015

Our marketable securities available-for-sale are carried at fair value. Under the guidance of ASC320, "Investments", we periodically evaluate our marketable securities to determine whether a decline in their value is other than temporary. Management utilizes criteria such as the magnitude and duration of the decline, in addition to the reasons underlying the decline, to determine whether the loss in value is other than temporary. The term "other-than-temporary" is not intended to indicate that the decline is permanent. It indicates that the prospects for a near term recovery of value are not necessarily favorable, or that there is a lack of evidence to support fair values equal to, or greater than, the carrying value of the investment. Once a decline in value is determined to be other than temporary, the value of the security is reduced and a corresponding impairment charge to earnings is recognized. In this assessment for various securities at September 30, 2016 and 2015, the guidance in ASC 320, "the Investment-Debt and Equity Securities", is carefully followed.  In accordance with ASC 320-10-35-33, when an entity has decided to sell an impaired available-for-sale security and the entity does not expect the fair value of the security to fully recover before the expected time of sale, the security shall be deemed other-than-temporarily impaired in the period in which the decision to sell is made. However, an entity shall recognize an impairment loss when the impairment is deemed other than temporary impairment even if a decision to sell has not been made.

For fiscal year 2016, we had a loss related to other than temporary impairment of $16,355 while for fiscal year 2015 we had no loss related to other than temporary impairment. The realized loss on sale of marketable securities available-for-sale in fiscal year 2016 and fiscal year 2015 was $90,789 and $0, respectively.

Marketable securities available-for-sale and marketable securities available-for-sale-related party are either valued at the date received or at the date when services are rendered. The table below provides a summary of the changes in the fair of marketable securities for the fiscal year ended September 30, 2016 and 2015:

			Fiscal year 2016
	September 30, 2015	Cost received/(sold)	Cost basis adjustment for other than temporary impairment	Unrealized loss	Amounts reclassified from accumulated other comprehensive loss upon sale of available for sale securities	September 30, 2016
Investment in marketable securities available-for-sale	$2,800	$(25,902)	$-	$1,305	$24,407	$-
Investment in marketable securities available-for-sale-related party	20,000	(33,646)	16,355	36,381	66,382	-
Total investment in securities available-for-sale	$22,800	$(59,548)	$16,355	$37,686	$90,789	$-

			Fiscal year 2015
	September 30, 2014	Cost received/sold	Cost basis adjustment for other than temporary impairment	Unrealized loss	Amounts reclassified from accumulated other comprehensive loss upon sale of available for sale securities	September 30, 2015

Investment in marketable securities available-for-sale	$7,352	$-	$-	$4,552	$-	$2,800
Investment in marketable securities available-for-sale-related party	40,000	45,000	-	65,000	-	20,000
Total investment in securities available-for-sale	$47,352	$45,000	$-	$69,552	$-	$22,800

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016 and 2015

NOTE 4 - ACCOUNTS RECEIVABLE AND ACCOUNTS RECEIVABLE - RELATED PARTY

Accounts receivables generally include trade receivables and receivables of marketable securities available-for-sale. These receivables are carried at fair market value. The changes in the fair market value of the marketable securities underlying the receivables are reflected in earnings for each period. At September 30, 2016 and 2015, the fair value of available-for-sale securities receivable including related party balance was $0 and $7,200, respectively. At September 30, 2016, we wrote-off $7,200 receivable due from 9,000,000 share of common stock of China Logistic, Inc (OTC: CHLO). At September 30, 2016 and 2015, we also had $0 and $9,443 of trade receivables related to the consulting service provided which were not in the form of marketable securities available-for-sale.

NOTE 5 - PREPAID EXPENSES AND OTHER CURRENT ASSETS, NET

As of September 30, 2016 and 2015, prepaid expenses and other current assets, consisted of the following:

Description	September 30, 2016	September 30, 2015

Prepaid expenses	-	5,082
Receivables from disposal of subsidiaries (1)	-	1,256,620
Other receivables	19,909	11,731
Total prepaid expenses and other current assets	19,909	1,273,433
Less allowance for doubtful accounts (1)	-	(1,256,620)
Net prepaid expenses and other current assets	$19,909	$16,813

(1)
On September 30, 2012, CDI Shanghai Management entered into an equity transfer agreement with CDI (Beijing) International Trading Co., Ltd. ("CDI Beijing") and Chi Chen to transfer its 51% equity interest in CDI Beijing to Chi Chen, the minority owner of CDI Beijing and the aggregate sales price was $1,657,620. The receivable balance bears an interest at the rate of 9% on the uncollected amount. As of September 30, 2014, the Company had a total receivable balance from Chi Chen of $1,305,671. Among the $1,305,671 principal receivable balance, $346,851 of the receivable from Chi Chen was estimated to be received in a period longer than one year according to an amended repayment schedule, which was included in other long-term assets. As of September 30, 2015, the Company established an allowance to fully reserve the receivables from Chi Chen in the amount of $1,256,620, based on aging of the receivable and the historical collection trends. The bad debt expenses amounted to $1,800 and $1,297,355 for the years ended September 30, 2016 and 2015, respectively.

 NOTE 6 - PROPERTY, PLANT AND EQUIPMENT

As of September 30, 2016 and 2015, property, plant and equipment, consisted of the following:

Property, Plant and Equipment
Description	Useful Life	September 30, 2016	September 30, 2015

Leasehold improvement	10-40 years	$258,353	$258,353
Office equipment and furniture	3-5 year	254,147	369,475
Autos and trucks	5 year	-	-
Total		512,500	627,828
Less: accumulated depreciation		(511,235)	(564,740)
Property, Plant and Equipment, Net		$1,265	$63,088

For fiscal year 2016 and 2015, depreciation expense totaled $9,759 and $17,880, respectively. The Company abandoned office equipment and furniture of $94,566 due to cease the operation and disposed of Capital Resource Management Co., Ltd. and the abandonment loss of $50,590 was recognized in fiscal year 2016.

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016 and 2015

NOTE 7 - LOANS PAYABLE

Loans payable at September 30, 2016 and 2015 consisted of the following:

Description	September 30, 2016	September 30, 2015

China Direct Investments loan from Draco Resources, Inc. Due on March 18, 2015 with 2% annual interest rate. The loan is unsecured and currently in default.	$200,000	$200,000

CDII loan from TCA Global Credit Master Fund, LP. Due on January 31, 2015 with 18% annual effective interest rate including 10% annual interest rate per the loan agreement and 8% other fees and charges. The loan is secured by pledge of assets of CDII. (1) See Note 8 for derivative liabilities.	753,100	643,000

China Direct Investments loan from Kong Tung, a Chinese citizen. Originally due on January 7, 2015 and extended to December 31, 2015. 2% interest rate per month. Secured by pledge of assets of CDII. (2) See Note 8 for derivative liabilities and Note 17 for more discussion of conversion.	153,000	600,000

CDII loan from multiple institutional investors with a term from four months to one year, convertible immediately and issued with original issue discount ("OID") and deferred financing cost of $90,828. Net of debt discount of $144,735 as of September 30, 2016. 8% - 12% annual interest rate and Conversion Price is equal to 50% - 60% of lowest trading price of CDII common stock for certain consecutive days prior to the conversion. Secured by pledge of assets of CDII. (3) Also see Note 8 for derivative liabilities and Note 17 for more discussion of conversion.	306,725	-

China Direct Investments loan from Yewen Xi, a Chinese citizen. Principal of $500,000 was due on December 31, 2015 and extended to September 30, 2016, and $200,000 is due on August 31, 2016. 12% annual interest rate. For the $500,000 and $200,000, Yewen Xi has the right to convert the outstanding principal amount and interest into common stock of CDII on and after January 1, 2016 and September 1, 2016, respectively. Conversion Price is equal to 75% of the average closing price of CDII common stock for five consecutive days prior to the conversion. Secured by pledge of assets of CDII. (4) See Note 8 for derivative liabilities.
	253,300	700,000

CDII loan from Money Works Direct in the principal amounts of $50,000 and $120,000, monthly interest rates at 4.44% and 4.61%, respectively, due on October 15, 2016. Secured by pledge of assets of CDII. China Direct Investments make cash repayment of $1,150 for the two loans per business day. See Note 17 for more discussion of conversion.	34,578	72,470
Total	1,700,703	2,215,470
Less: current portion	(1,700,703)	(2,215,470)
Loans payable, long-term	$-	$-

(1)             On October 15, 2015, the Company and TCA entered into a settlement agreement pursuant to which both parties agreed that the outstanding obligations the Company owed to TCA should be $1,036,032 as of October 8, 2015, including $643,000 for the principal, $122,133 for accrued and unpaid interest and other fees and charges and $270,899 for the advisory fees. According to the terms agreed upon in the settlement agreement, the Company should make monthly payments to TCA in the amount of $40,000 commencing on November 30, 2015 by means of ACH transfer or by payment made to TCA through a third party until the complete repayment of all payables due to TCA. The Company is making the timely payments through the assignments of notes to other three institutional investors in the totaling of $415,000 as of September 30, 2016, which included the following notes:

(A)
On October 26, 2015, the Company entered into a master exchange agreement with an institutional investor. Pursuant to the exchange agreement, the institutional investor shall exchange, at its option, $50,000 principal amount of convertible notes of the Company plus any accrued interest for shares of the Company's common stock at $0.0001 par value per share at an exchange price of 57% of the lowest trading price of the Company's common stock during the five consecutive trading day period preceding the exchange date. From November 4, 2015 to December 4, 2015, the institutional investor converted $51,846, including $50,000 of principal and $1,846 of interest, into a total of 2,799 shares of the Company's common stock.

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016 and 2015

(B)
On December 9, 2015, January 22, 2016 and February 24, 2016, the Company entered into note purchase agreements with an institutional investor to sell $100,000, $100,000 and $125,000 of TCA's notes, respectively. These notes are convertible at a price of 55% of the lowest trading price of the Company's common stock during ten consecutive business days prior to the conversion date. From December 10, 2015 to June 30, 2016, the institutional investor converted $325,000 of the note into a total of 12,435 shares of the Company's common stock.

(C)
On June 28, 2016, the Company entered into note purchase agreements with an institutional investor to sell $40,000, of TCA's notes. This note is convertible at a price of 55% of the lowest trading price of the Company's common stock during ten consecutive business days prior to the conversion date. From August 9, 2016 to September 30, 2016, the institutional investor converted $35,100 of the note and $524 of interests into a total of 1,204,420 shares of the Company's common stock. See Note 17 for more discussion of conversion.

The balance of total obligation to TCA was $753,100, including the principal of $627,451 and accrued interest added to principal of $125,649, as of September 30, 2016. The Company has accrued principal, unpaid interest and other fees and charges of $763,257, advisory fees of $270,900, and other legal expenses of $40,342, as of September 30, 2015.

(2)             On April 7, 2014, China Direct Investments borrowed $600,000 from Kong Tung, who was the former Director of the Company and resigned his position as a Director of the Company on March 26, 2015. On January 7, 2015, the Company and Kong Tung entered into an amendment to promissory note, where the maturity date of the note is extended to December 31, 2015 and a conversion option is added. Pursuant to the amendment to promissory note, after the maturity date of the note, the note holder shall have the right, at any time and from time to time, to convert the outstanding principal amount and accrued interest into CDII's common stocks. The conversion price shall be equal to 85% of the closing price CDII common stock on the date of conversion. The Company is making the repayments through the assignments of notes to other three institutional investors in the totaling of $415,000 as of September 30, 2016, which included the following notes:

(A)
On October 14, 2015, the Company entered into a note purchase agreement with an institutional investor to sell $600,000 of Kong Tung's note together with accrued interest of $214,000 depending on the funding of the investor. Pursuant to the purchase agreement, the Company shall repay the institutional investor the principal of $600,000 with interest at the rate of 8% per year starting from October 14, 2015, and the institutional investor has the option to convert all or portion of the unpaid principal balance, together with any accrued interest and any fees or charges, into the Company's common stocks at a 40% discount to the lowest closing price of the common stock during the 10 trading day period preceding the conversion date. From October 20, 2015 to December 11, 2015, the institutional investor purchased $247,000 of the note and converted a total of 11,000 shares of the Company's common stock, equivalent to a debt principal of $241,500.

(B)
On October 15, 2015 and March 28, 2016, Kong Tung and an institutional investor entered into note purchase agreements to sell $50,000 and $100,000 out of the remaining Kong Tung's convertible note, bearing an interest rate of 12% with a maturity date of October 15, 2016 and March 24, 2017, respectively. The conversion price of the note is 55% of the lowest trading price of the Company's common stock during the 10 consecutive trading days prior to the conversion date. The institutional investor converted all the principal of $50,000 and accrued interest of $6,000 of the $50,000 note into a total of 2,033 shares of the Company's common stock by December 31, 2015, and the institutional investor converted a total of $98,844 of the $100,000 note into 20,045 shares of the Company's common stock.

(C)
On July 11, 2016, Kong Tung and an institutional investor entered into note purchase agreements to sell $50,000 out of the remaining Kong Tung's convertible note, bearing an interest rate of 8% with a maturity date of July 11, 2017. The conversion price of the note is 55% of the lowest trading price of the Company's common stock during the 20 consecutive trading days prior to the conversion date. The institutional investor converted $43,133 of the $50,000 note into a total of 942,686 shares of the Company's common stock by September 30, 2016.

(3)           On October 15, 2015, the Company issued a convertible promissory note for the amount of $25,000 to an institutional investor, at a 10% annual interest rate. This note provides conversion features equal to 55% of the lowest trading price of the Company's common stock during the 10 consecutive trading days prior to the date of conversion. This note becomes due and payable on October 15, 2016. The sum of $20,000 shall be remitted and delivered to the Company and the remaining $5,000 shall be retained by the purchaser through an original issue discount for due diligence and legal bills related to the transaction. Additional interest will accrue from the date of event of default at the rate equal to the lower of 18% per annum or the highest rate permitted by law. As of September 30, 2016, the institutional investor converted all the principal of $50,000 and accrued interest of $2,014 of this note into a total of 106,802 shares of the Company's common stock.

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016 and 2015

On October 20, 2015, the Company issued a convertible promissory note for the amount of $40,000 to an institutional investor, at a 10% annual interest rate. This note provides conversion features, and the conversion price is the lower of (1) the closing sale price of the common stock on the principal market on the trading day immediately preceding the closing date, and (2) 60% of the lowest trading price of the Company's common stock during the 20 consecutive trading days prior to the date of conversion. This note becomes due and payable on October 20, 2016 and is guaranteed by all the subsidiaries of the Company. This note is in default and default interest rate is 24%. As of September 30, 2016, the institutional investor converted all the principal of $40,000 and accrued interest of $749 for this note into 1,087,935 shares of the Company's common stock. See Note 17 for more discussion of conversion.

On October 22, 2015, the Company issued a convertible note to an institutional investor for the principal amount of $25,000 with interest rate of 8% and maturity date of October 22, 2016. The holder of the note is entitled to convert the note into the Company's common stock, after 180 days and cash payment at a price equals to 60% of the lowest trading price for the last 20 trading days prior to conversion. On October 22, 2015, the Company received $23,000 in cash and $2,000 was retained by the institutional investor through an original issue discount for due diligence and legal bills related to this transaction. Before the Company issued the second note to this institutional investor for the principal of $25,000 with the same terms as the first note of $25,000 on June 14, 2016, the institutional investor converted all $25,000 of the first note into 6,305 shares of the Company's common stock. On June 14, 2016, the Company received $23,000 in cash and $2,000 was retained by the institutional investor through an original issue discount for due diligence and legal bills related to this transaction. As of September 30, 2016, the institutional investor converted all $25,000 of the second note into 85,841 shares of the Company's common stock.

On December 9, 2015, the Company issued a convertible promissory note for the amount of $120,000 to an institutional investor, at a 12% annual interest rate. Original discount was set equal to 20% of any consideration paid. This note provides conversion features equal to 55% of the lowest trading price of the Company's common stock during the 10 consecutive trading days prior to the date of conversion. 15% additional cumulative discount of the conversion price can be charged under certain circumstances. This note becomes due and payable on December 9, 2016. In any event of default, additional interest will accrue at the rate equal to the lower of 22% per annum or the highest rate permitted by the law. As of September 30, 2016, the institutional investor converted a totaling of $36,917 of this note into 2,242,549 shares of the Company's common stock. See Note 17 for more discussion of conversion.

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

On March 2, 2016, the Company issued a convertible promissory note for the amount of $56,750 to an institutional investor, at a 10% annual interest rate and default interest rate at 24%. This note becomes due and payable on December 2, 2016. This note provides conversion features equal to 55% of the lowest trading price of the Company's common stock during the 25 consecutive trading days prior to the date of conversion. On March 11, 2016, the Company received $45,000 in cash and $11,750 was retained by the institutional investor through an original issue discount for due diligence and legal bills related to this transaction. As of September 30, 2016, the institutional investor converted the principal of $2,017 and accrued interest of $8,193 of this note into a total of 1,392,642 shares of the Company's common stock. See Note 17 for more discussion of conversion.

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

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016 and 2015

On April 19, 2016, the Company issued a convertible promissory note for the amount of $15,000 to an institutional investor, at a 12% annual interest rate. This note becomes due and payable on January 19, 2017. This note provides conversion features equal to 55% of the lowest trading price of the Company's common stock during the 15 consecutive trading days prior to the date of conversion. On April 29, 2016, the Company received $11,700 in cash and $3,300 was retained by the institutional investor through OID. See Note 17 for more discussion of conversion.

On April 20, 2016 and May 18, 2016, the Company issued a convertible promissory note for the amount of $24,000 and $24,000 to an institutional investor, at a 8% annual interest rate, respectively. These notes become due and payable on April 20, 2017 and May 18, 2017, respectively. These notes provide conversion features equal to 55% and 50% of the lowest trading price of the Company's common stock during the 15 consecutive trading days prior to the date of conversion, respectively. On April 28, 2016 and June 1, 2016, the Company received $20,000 in cash and $4,000 was retained by the institutional investor through OID, respectively.

On July 11, 2016 and August 7, 2016, the Company issued a convertible promissory note for the amount of $29,700 and $27,000 to an institutional investor, at a 8% annual interest rate, respectively. These notes become due and payable on July 11, 2017 and August 7, 2017, respectively. These notes provide conversion features equal to 55% and 55% of the lowest trading price of the Company's common stock during the 15 consecutive trading days prior to the date of conversion, respectively. On July 13, 2016 and August 10, 2016, the Company received $25,000 in cash each from two notes, and $4,700 and $2,000 were retained by the institutional investor through OID, respectively.

On July 11, 2016, the Company issued a convertible promissory note for the amount of $20,000 to an institutional investor, at a 10% annual interest rate and the default interest rate at 22%. This note becomes due and payable on July 11, 2017. This note provides conversion features equal to 55% of the average of the lowest three trading price of the Company's common stock during the 10 consecutive trading days prior to the date of conversion. On July 15, 2016, the Company received $17,000 in cash and $3,000 was retained by the institutional investor through OID.

(4)           On January 29, 2016 and February 22, 2016, the Company issued 2,500 and 2,000 shares of the Company's common stocks to Yewen Xi for the conversion of $169,500 and $112,200, respectively, as partial payment of the $500,000 loan to China Direct Investments.

               On April 15, 2016, the Company entered into a note purchase agreement with an institutional investor to sell $25,000 of Yewen Xi's note, at a 12% annual interest rate. This note provides conversion features equal to 55% of the lowest bid price of the Company's common stock during the thirty trading days ending on the latest completed trading day prior to the date of conversion. As of May 16, 2016, the institutional investor converted all $25,000 of this note into 5,593 shares of the Company's common stock.

On April 19, 2016 and April 29, 2016 the Company entered into two notes purchase agreement with an institutional investor to sell each of $30,000 of Yewen Xi's note, at a 12% annual interest rate. These notes provide conversion features equal to 55% of the lowest trading price of the Company's common stock during the 15 consecutive trading days prior to the date of conversion. As of September 30, 2016, the institutional investor converted all principals of these two notes and $344 accrued interests into 13,578 shares of the Company's common stock.

On April 19, 2016 and May 18, 2016, the Company entered into two notes purchase agreement with an institutional investors to sell each of $40,000 of Yewen Xi's note, at an 8% annual interest rate. These notes provide conversion features equal to 55% and 50% of the lowest trading price of the Company's common stock complete trading days prior to the date of conversion, respectively. As of September 30, 2016, the institutional investors converted all of $40,000 note signed on April 19, 2016 and accrued interest of $63 into 8,460 shares of the Company's common stock. As of September 30, 2016, the institutional investors partially converted $33,730 of $40,000 note signed on May 18, 2016 into 612,681 shares of the Company's common stock.

On October 13, 2015, the Company issued a convertible promissory note to an institutional investor and the principal is up to $150,000 with a 10% original discount. The consideration to be received is up to $135,000 with $25,000 payable at closing of the note and up to $110,000 upon mutual agreement. The conversion price is 60% of the lowest trade price in the 25 trading days previous to the conversion date. The Company has the option to pre-pay the loan within 90 days with no interest. After 90 days, the note will bear a 12% one-time interest charge. This note becomes due and payable on October 12, 2017. On October 13, 2015, the Company received a part of this loan of $25,000 in cash after deducting $2,778 of original discount. On April 20, 2016, this institutional investor converted all $27,778 loan with its accrued interest of $3,334 into 1,525 shares of the Company's common stock. As of September 30, 2016, the balance of obligation to this institutional investor is zero.

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016 and 2015

The interest expense and interest expense - related parties for the loans amounted to $2,338,582 and $473,187, including amortization of debt discount in the amount of $1,872,493 and $361,452, for the fiscal year ended September 30, 2016 and 2015, respectively.

NOTE 8 - DERIVATIVE LIABILITIES

As described in Note 7, the Company defaulted on its loan with TCA which triggered the variable conversion option on the loan. The conversion option embedded in the convertible note contains no explicit limit to the number of shares to be issued upon settlement and as a result is classified as a liability under ASC 815. The Company accounted for the embedded conversion option in accordance with ASC 815-40, which requires the Company to bifurcate the embedded conversion options as liability at the date the note becomes convertible and to record changes in fair value relating to the conversion option liability in the statement of operations and comprehensive income as of each subsequent balance sheet date. The debt discount related to the convertible note is amortized over the life of the note using the effective interest method. The Company's conversion option liabilities are valued using Black-Scholes pricing models. Where possible, the Company verifies the values produced by its pricing models to market prices. Valuation models require a variety of inputs, including contractual terms, market prices, yield curves, credit spreads, measures of volatility and correlations of such inputs. These consolidated financial liabilities do not trade in liquid markets, and as such, model inputs cannot generally be verified and do involve significant management judgment. Such instruments are typically classified within Level 3 of the fair value hierarchy.

 On October 15, 2015, the Company and TCA entered into a settlement agreement pursuant to which the note was no longer in default. Therefore the note became not convertible as the note is convertible upon default pursuant to the settlement agreement. The fair value of derivative liabilities due to the embedded conversion option was re-measured to be $710,425 on October 15, 2015 and was written off to gain on settlement of convertible note which was included in change in fair value of derivative liabilities. The carrying amounts of the derivative liabilities for the embedded conversion option on the TCA note were $0 and $489,031, respectively, as of June 30, 2016 and September 30, 2015. On October 26, 2015, the Company entered into a master exchange agreement with an institutional investor. Pursuant to the exchange agreement, the institutional investor shall exchange, at its option, $50,000 principal amount of convertible notes of the Company plus any accrued interest for shares of the Company's common stock at $0.0001 par value per share at an exchange price of 57% of the lowest trading price of the Company's common stock during the five consecutive trading day period preceding the exchange date. On December 9, 2015, January 22, 2016 and February 24, 2016, the Company entered into note purchase agreement with an institutional investor to sell $100,000, $100,000 and $125,000 of this TCA loan, respectively. On June 28, 2016, the Company entered into note purchase agreement with the third institutional investor to sell $40,000 of this TCA loan. These notes are convertible at a price of 55% of the lowest trading price of the Company's common stock during 10 consecutive business days prior to the conversion date. During the fiscal year ended on September 30, 2016, a total of $410,100 of loan from TCA, subsequently assigned to three institutional investors, together with accrued interest and other fees of $524, was converted into 1,219,654 shares of the Company's common stock. During the fiscal year ended on September 30, 2016, derivative liability of $1,338,888 was initially created due to the loans assigned to three institutional investors containing variable conversion option and the amount of $2,041,747 was re-measured on the date of conversions and written off to additional paid-in capital as a result of the conversion. The remaining principal of TCA note assigned to institutional investors which is convertible amounted to $4,900 and the fair value of the derivative liabilities related to the embedded conversion option was $11,277 as of September 30, 2016.

As described in Note 7, during the fiscal year ended on September 30, 2016, a total of $440,430 of the $500,000 loan from Yewen Xi with accrued interest of $344, including the amount assigned, was converted into 644,802 shares of the Company's common stock. Derivative liability of $1,023,210 was initially created due to the loans containing variable conversion option and the amounts of $627,707, which were re-measured on the date of the conversions and written off to additional paid-in capital as a result of the conversion, for the year ended September 30, 2016. The remaining principal of Yewen Xi's $500,000 note amounted to $59,570 and the fair value of the derivative liabilities related to the embedded conversion option was $99,353 as of September 30, 2016.

As described in Note 7, during the fiscal year ended on September 30, 2016, a total of $390,344 of $600,000 loan from Kong Tung, subsequently assigned to institutional investors, together with accrued interest and other fees of $6,000 was converted into 975,763 shares of the Company's common stock. Derivative liability of $1,087,371 was initially created due to the loans assigned to institutional investors containing variable conversion option and the amounts of $2,689,397, which were re-measured on the date of the conversions and written off to additional paid-in capital as a result of the conversion for the fiscal year ended September 30, 2016. The remaining principal of Kong Tung note amounted to $166,523 and the fair value of the derivative liabilities related to the embedded conversion option was $49,772 as of September 30, 2016.

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016 and 2015

As described in Note 7, during the fiscal year ended on September 30, 2016, the Company issued multiple convertible promissory notes to the multiple institutional investors and the aggregate principal is $532,528, and a total of $182,462 of these multiple convertible promissory notes were converted into 4,870,993 shares of the Company's common stock. Derivative liability of $2,479,828 was initially created due to the loans assigned to institutional investors containing variable conversion option and the amount of $466,641 was re-measured on the date of the conversions and written off to additional paid-in capital as a result of the conversion. The fair value of derivative liabilities related to the embedded conversion option was initially determined to be $365,816 on the date of issuance and subsequently determined to be $1,292,100 as of September 30, 2016.

 The table below shows the Black-Scholes Option Pricing Model inputs used by the Company to value the conversion option derivative liability, as well as the determined value of the option liability at each measurement periods during the fiscal year ended September 30, 2016 and 2015:

	2016	2015
Expected dividend	-%	-%
Expected term (in years)	0.01 - 2.00	0.50
Volatility	170% - 1,499%	131% - 293%
Risk-free rate	0.00% - 0.68%	0.08% - 0.09%

During the fiscal year ended September 30, 2016, the fair value of the embedded conversion options determined using Black-Scholes option -pricing model as of the dates the notes became convertible was $5,929,296 and $1,921,700 was recorded as debt discount. The day one loss on derivative liabilities of $4,007,596 was recorded in change in fair value of derivative liabilities. $1,872,493 and $361,452 of debt discount due to embedded conversion option was amortized into interest expense for the fiscal year 2016 and 2015, respectively. The total change in fair value of derivative liabilities related to convertible notes described above amounted to expense of $5,356,292 and $127,579 for the fiscal year 2016 and 2015, respectively.

 Warrants and Convertible Preferred Stock

On September 4, 2015, as compensation for services, the Company granted the consultant, Shaoying Wang, a warrant ("warrant A") to purchase 250 shares of the Company's common stock. 250 shares of the Company's warrant became exercisable immediately and the exercise price is fixed at $464. On December 10, 2015, warrant A was exercised and the Company received proceeds of $116,000. Pursuant to the January 14, 2016 amendment to the consulting agreement dated September 4, 2015, the Company granted Shaoying Wang an additional warrant ("warrant C") to purchase 500 shares of the Company's common stock for a fixed exercise price at $64. On February 25, 2016, warrant C was exercised and the Company received proceeds of $32,000. The Company considered derivative accounting under ASC 815-15 "Derivatives and Hedging" and determined that the warrant should be classified as liability as the warrant was tainted due to the indeterminate number of shares to be delivered upon settlement of the above convertible notes. The Company's derivative liabilities related to warrant A and warrant C are valued using Black Scholes pricing models on the following assumptions: dividend yield of 0%, volatility of 167%-255%, risk free rate of 0.49%-0.90%, and an expected term of 1.85-2.33 year.

As of September 30, 2016 and 2015, the carrying amounts of the derivative liabilities for warrant A and warrant C were $0 and $98,870, respectively. The net changes in fair value of derivative liabilities of warrant A and warrant C were income of $0 and $98,870 during the fiscal year ended September 30, 2016 and 2015, respectively.

The Company also issued warrants with exercise price subject to adjustment("warrant B") if the Company, at any time while the warrant is outstanding, shall issue rights, options or warrants to all holders of common stock (and not to the holders) entitling them to subscribe for or purchase shares of common stock at a price per share less than the VWAP on the record date, then, the exercise price shall be multiplied by a fraction, of which the denominator shall be the number of shares of the common stock outstanding on the date of issuance of such rights, options or warrants plus the number of additional shares of common stock offered for subscription or purchase, and of which the numerator shall be the number of shares of the common stock outstanding on the date of issuance of such rights, options or warrants plus the number of shares which the aggregate offering price of the total number of shares so offered would purchase at such VWAP. The price reset provision makes the warrant not indexed to the Company's own stock, and therefore requires the warrant to be treated as derivative liabilities as provided in ASC 815.

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016 and 2015

In addition, the Company issued convertible preferred stock and the conversion price of the preferred stock is subject to adjustment if the Company issues or sells shares of common stock for a consideration per share less than the conversion or exercise price then in effect, or issue options, warrants or other securities convertible or exchangeable for shares of common stock at a conversion or exercise price less than the conversion price of the preferred stock then in effect. If either of these events should occur, the conversion price is reduced to the lowest price at which these securities were issued or are exercisable. These clauses were referred to as the "Anti-Dilution Rights". The Company analyzed and concluded the embedded conversion option is not clearly and closely related to the host contract as the preferred shares are redeemable at the holder's option. The Anti-Dilution Rights of the beneficial conversion feature make the conversion option not indexed to the company's own stock, and therefore requires the conversion feature to be treated as derivative liabilities as provided under ASC 815.

The Company used maximum value method to determine the fair value of derivative liabilities related to warrants B and preferred stock conversion option.

As of September 30, 2016 and 2015, the carrying amounts of the derivative liabilities for warrant B were $0 and $18,744, respectively, and the carrying amounts of the derivative liabilities for preferred stock conversion option were $8,506,075 and $2,603,626. The net changes in fair value of derivative liabilities of warrant B and preferred stock during the periods were expense of $5,883,105 and $727,662 during fiscal year ended September 30, 2016 and 2015.

Below is the reconciliation of the fair value of the Company's derivative liabilities during the fiscal year ended September 30, 2016 and 2015:

Beginning balance as of September 30, 2014	$1,848,041
Additions due to convertible note - TCA loan	361,452
Additions due to warrants	115,805
Change in fair value of derivative liabilities	884,973
Ending balance as of September 30, 2015	3,210,271
Additions due to debt discount on convertible notes	1,921,700
Additions due to warrant derivative liabilities	32,000
Write-off of derivative liabilities due to conversion of convertible notes	(5,825,491)
Write-off of derivative liabilities due to exercise of warrants	(32,000)
Change in the fair value of derivative liabilities
(Gain) or loss related to derivative liabilities being marked to market	7,354,925
Write-off of derivative liabilities due to settlement of TCA note	(710,425)
Day one loss related to embedded conversion option	4,007,596
Ending balance as of September 30, 2016	$9,958,576

NOTE 9 - RELATED PARTY TRANSACTIONS

List of Related Parties

We have specified the following persons and entities as related parties with ending balances as of September 30, 2016 and 2015:

-	James (Yuejian) Wang, the CEO, CFO and sole member of the Board of Directors of the Company;
-	Xiaowen Zhuang, a management member of CDI Shanghai Management and brother of James (Yuejian) Wang;
-	Lawrence Wang, the brother of James (Yuejian) Wang;
-	Dragon Capital Group, Corp. ("Dragon Capital"), a company organized under the laws of Nevada, USA, the principal owner of Dragon Capital is Lawrence Wang;
-	and individuals who are regularly employed by China Direct Investments.

As of September 30, 2016, loan and other payables - related parties were $966,550 consisting of other payables - related parties of $546,068 and loan payables - related party of $420,482 as set forth below:

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016 and 2015

Other Payables- Related Parties

As of September 30, 2016 and 2015, other payables-related parties were $546,068 and $381,354, respectively, as follows:

CD International Subsidiary	Related Party	September 30, 2016	September 30, 2015

China Direct Investments	James (Yuejian) Wang	$423,769	$331,935
China Direct Investments	CDII Employees	55,000	-
CDI Shanghai Management	Xiaowen Zhuang	49,313	43,124
CDI Shanghai Management	Dragon Capital	17,986	6,295
Total Other Payable-Related Parties		$546,068	$381,354

Other payables-related parties represent advances to the Company for working capital purpose and expenses James (Yuejian) Wang paid on behalf of the Company. During the fiscal year ended on September 30, 2016, two employees advanced to the Company amounts totaling $55,000. The advances are interest-free and are due on demand. As of September 30, 2016, total employee advance outstanding is $55,000, which was included in other liabilities.

Loan Payables - Related Party

As of September 30, 2016 and 2015, loan payables - related party for working capital purposes were $420,482 and $388,082, respectively, as follows:

CD International Subsidiary	Related Party	September 30, 2016	September 30, 2015

China Direct Investments	James (Yuejian) Wang	$420,482	$388,082
Total Loan Payables-Related Parties		$420,482	$388,082

From time to time, China Direct Investments borrowed funds from James (Yuejian) Wang. At September 30, 2016 and 2015, CDII owed James Wang a total of $420,482 and $388,082, including aggregate principal loan amount of $300,000 and accrued interest of $120,482 and $88,082, respectively. The loans bear interest at 12% per annum with principal of $300,000 originally due on September 30, 2014. On September 12, 2014, James (Yuejian) Wang entered into Addendum I to the note agreement and agreed that the Company shall have the option to pay back to the lender the principal amount and all accrued interest upon maturity date in form of the Company's common stock valued at $0.05 per share. The Company did not elect to pay off the loan in common stock. On December 22, 2015, both parties entered into Addendum II to the note agreement and the maturity date was extended to September 30, 2016 with the same terms and conditions of the original note.

Revenue - Related Party

The Company provided consulting service to one of its related companies, Dragon Capital. The consulting revenues of $45,249 and $31,250 were recognized for the years ended September 30, 2016 and 2015, respectively.

NOTE 10 - OTHER LIABILITIES

Other liabilities included the following as of September 30, 2016 and 2015:

Account	September 30, 2016	September 30, 2015

Accrued salary payable	$1,151,243	$964,718
Accrued income tax expense assessments (1)	6,011,529	-
Accrued dividend payable	197,270	148,749
Other taxes payable	3,785	-
Other payable	46,567	86,389
Total other liabilities	$7,410,394	$1,199,856

(1) In April 2016, the Company received a notice of tax assessed by examination from IRS, based on which the Company's additional tax liabilities for fiscal year 2008, 2010 and 2011 remained to be approximately $4.6 million. Additionally, accrued interest and penalties of approximately $1.4 million was imposed as of April 22, 2016.

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016 and 2015

NOTE 11 - CAPITAL STOCK

Preferred Stock and Related Dividends

Effective March 25, 2016, the Company's total number of shares of preferred stock authorized increased from 10,000,000 to 20,000,000 shares, par value $.0001, pursuant to the unanimous approval of the board of directors on March 8, 2016. As of September 30, 2016 and 2015, there were 1,006 shares of series A convertible preferred stock outstanding. The series A preferred stock has a stated value per share of $1,000, carries an 8% per annum dividend rate payable quarterly in arrears on January 1, April 1, July 1 and October 1 (each a "dividend date").  The dividends can be paid in cash or shares of our common stock, at our option, subject to certain provisions, on each dividend date. The holders are entitled to convert any whole number of preferred shares, plus the amount of any accrued but unpaid dividends per preferred share then remaining into the Company's common stock at the conversion rate which equals to the quotient of (i) the sum of the stated value and additional amount divided by (ii) the conversion price which was initially $7.00. The additional amount is calculated using a formula to represent the accrued but unpaid dividend. The terms of the Series A preferred stock provide that if we sell common stock at a price per share less than the then conversion price of the preferred stock, then we are required to reduce the conversion price of the series A convertible preferred stock to the lower price of the subsequent sale. Since we have issued securities at prices lower than the exercise price of the $7.00 per share conversion price of the series A preferred stock, we reduced the exercise price of those outstanding securities. The embedded conversion option is not clearly and closely related to the host contract as the preferred shares are redeemable at the holder's option. In addition, the conversion price of the preferred stock is subject to adjustment, and therefore requires the conversion feature to be treated as derivative liabilities as provided under ASC 815. See Note 8 for discussion on derivative liabilities.

We are authorized to issue 20,000,000 shares of preferred stock with a par value of $.0001. Of the 20,000,000 shares of preferred stock:

1)	12,950 shares have been designated as Series A Preferred Stock ("Series A")
2)	41,524 shares have been designated as Series D Preferred Stock ("Series D")
3)	209,375 shares have been designated as Series E Preferred Stock ("Series E")
4)	1,670,000 shares have been designated as Series G Preferred Stock ("Series G")

As of September 30, 2016 and 2015, Series D, E, and G preferred stock have no shares issued and outstanding and there is 1,006 shares of Series A preferred stock issued and outstanding.

The dividends calculated at $20,130 per quarter are payable in cash or shares of our common stock at our option subject to certain provisions. If paid in shares of common stock, the stock shall be valued at the lower of the conversion price or the average of the weighted average price of the 10 consecutive trading days immediately preceding the dividend date. During fiscal year 2016 and 2015, we did not pay cash dividends, dividends were paid in form of our common stock of 125,000 shares, valued at $32,000 on our series A convertible preferred stock on April 18, 2016. As of September 30, 2016 and 2015, accrued dividend payable is $197,270 and $148,749, respectively.

Common Stock

Effective March 25, 2016, the Company's total number of shares of common stock authorized increased from 1,000,000,000 to 2,500,000,000 shares, par value $.0001, pursuant to the unanimous approval of the board of directors on March 8, 2016. On June 27, 2016, the Company received approval from FINRA for our 200 to 1 reverse split on the Company's common stock; the reverse split was effective as of June 28, 2016. Effective December 1, 2016, the Company's total number of shares of common stock authorized increased from 2,500,000,000 to 9,500,000,000 shares, par value $.0001, pursuant to the unanimous approval of the board of directors on October 12, 2016. On November 29, 2016, the Company received approval from FINRA for our 100 to 1 reverse split on the Company's common stock; the reverse split was effective as of December 1, 2016. At September 30, 2016, there were 9,947,740 shares of common stock issued and outstanding and 5,011 shares of common stock issued and outstanding at September 30, 2015. All share and per share amounts herein have been retroactively restated to reflect the splits.

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016 and 2015

During fiscal year 2016, the Company issued a total of 9,942,729 share of our common stock comprised of: 1,250 shares of our common stock to partially pay off dividends on our series A convertible preferred stock, value at $32,000; 2,151,000 shares of our common stock for employee compensation, valued at $286,000; 25,897 shares of our common stock to consultants for services, valued at $95,023; 7,761,478 shares of common stock, for the convertible notes on Note 7, valued at $1,491,778 and derivative liabilities written off into additional paid-in capital due to debt conversions of $5,825,491. The Company also issued 750 shares in connection with the exercise of 750 stock options for consideration in the total of $148,000, and the Company received the proceeds of the exercise of options in the amount of $116,000 on December 10, 2015 and $32,000 on February 25, 2016, respectively. The Company cancelled 450 stock options granted to James (Yuejian) Wang and $80,350 stock option expenses were reversed due to the forfeiture of unvested options. In addition, 2,354 shares of common stock were issued for fraction of shares due to reverse stock.

During fiscal year 2015, we issued a total of 2,055 shares of our common stock. On August 7, 2015, we issued 1,000 shares of common stock to four Chinese citizens converting the four promissory notes in the amount of $1,000,000 originally signed on August 21, 2012, into 1,000 shares of CDII common stock at $1,000 per share. The Company determined the fair value of the shares issued to be $512,000 and recorded a gain on settlement of debt of $488,000, which was included in other income. The Company also issued 430 shares to consultants for services, valued at $300,510. On August 28, 2015, the Board of the Director of the Company approved the issuance of 475 shares of common stock to the employees as repayment for salaries owed in the past years. The shares were issued on September 3, 2015 and valued at $142,500. On October 1, 2014, the Company cancelled 99 shares of the common stock, which were granted to the employees on September 12, 2014. The $99,200 stock based compensation recorded in fiscal year 2014 was reversed accordingly. On October 1, 2014, the Company also reversed 13 shares of the 416 shares previously cancelled in connection with the disposal of the magnesium segment since both Mr. Huang and the Company agreed that the number of shares to be cancelled should be 404 and the 13 shares held by parties related to Mr. Huang were not originally issued for the acquisitions of magnesium facilities. The Company also issued 150 share of common stock, valued at $50,100, to Xiaowen Zhuang on September 3, 2015 pursuant to the exercise of the options.

Option and Warrants

On August 28, 2015, China Direct Investments entered into a consulting agreement with Mr. Xiaowen Zhuang, the management member of CDI Shanghai Management and brother of James (Yuejian) Wang, pursuant to which he received the options to purchase 150 shares of the Company's common stock at an exercise price of $334 for providing services including but not limited to sales, translation and marketing for a period ended on December 31, 2016. Both parties also entered into option agreement on the same day and the options to purchase common stock were granted under the Company's S-8 registration. The options vested immediately and will expire on December 31, 2017. The Company issued 150 shares of common stock, value at $50,100, to Xiaowen Zhuang on September 3, 2015 pursuant to the exercise of the options. The Company received the proceeds of the exercise of options in the amount of $50,100 on December 11, 2015. As a result, the Company recorded $50,100 subscription receivable as an asset on the consolidated balance sheets as of September 30, 2015.

On April 1, 2016, the Company cancelled James (Yuejian) Wang's option to purchase 450 shares of common stock at $1,000 per share, granted on September, 30, 2013, and vested on September 30, 2014, 2015 and 2016 for every 150 stock options.

The Company recognized a total of $(80,348) and $130,657 stock option expenses for fiscal year ended September 30, 2016 and 2015, respectively. The value of option was calculated using Black Scholes Option Pricing Model based upon the following assumptions: dividend yield of 0%, volatility of 120% - 176%, risk free rate of 0.36% - 1.20%, and an expected term of 1.17 to 4.5 years.

The following table sets forth our stock option activities during fiscal year 2016 and 2015 (adjusted for the splits):

Description	Shares underlying options	Weighted average exercise price
Balance at September 30, 2014	450	$1,000
Outstanding and exercisable at September 30, 2014	150	1,000
Granted	150	3.34
Exercised	(150)	3.34
Balance at September 30, 2015	450	$1,000
Outstanding and exercisable at September 30, 2015	300	$1,000
Cancelled	(450)	1,000
Balance at September 30, 2016	-	$-
Outstanding and Exercisable at September 30, 2016	-	$-

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016 and 2015

As of September 30, 2016 we cancelled all 450 share options and reversed the stock option expense previously recognized related to the forfeiture of unvested options for a total amount of $80,348. As of September 30, 2015, we had 450 and 300 shares underlying options outstanding and exercisable, respectively.

Common Stock Purchase Warrants

On September 4, 2015, 250 warrants with an exercise price of $464, expiring on December 31, 2017, were issued to a consultant for services provided. The Company received the proceeds in the amount of $116,000 on December 11, 2015. On January 14, 2016, due to amendment to the consulting agreement dated September 4, 2015, the Company issued additional 500 shares warrants with an exercise price of $64. The Company received proceeds of $32,000 from exercise of the 500 shares warrants on February 25, 2016. Also see Note 8.

The following table is a summary of the status of our outstanding common stock purchase warrants granted as of September 30, 2016 and 2015(adjusted for the splits):

	Shares underlying warrants	Weighted average exercise price
Outstanding and exercisable at September 30, 2014	107	$44,000
Expired	(68)	46,000
Granted	250	460
Outstanding and exercisable at September 30, 2015	289	$5,800
Expired	(39)	40,000
Granted	500	64
Excised	(500)	64
Excised	(250)	464
Outstanding and exercisable at September 30, 2016	-	$-

NOTE 12 - SEGMENT INFORMATION

For fiscal year 2016 and 2015, the Company operated in two reportable business segments - (1) Trading, formerly Mineral Trading / Basic Materials segment, where we sell and distribute of a variety of products, including iron ore products, non -ferrous metals, recycled materials, and industrial commodities, and (2) Consulting segment where we provide business and financial consulting services to U.S. public companies that operate primarily in China. The Company's reportable segments are strategic business units that offer different products. They are managed separately based on the fundamental differences in their operations. Information with respect to these reportable business segments for the fiscal year 2016 and 2015 are as follows:

Revenues:	2016	2015
Trading	$-	$-
Consulting	82,614	360,049
Total revenue:	$82,614	$360,049

Depreciation:	2016	2015
Trading	$-	$-
Consulting	9,759	17,880
Total depreciation:	$9,759	$17,880

Interest expense and interest expense - related party:	2016	2015
Trading	$-	$-
Consulting	2,338,582	834,639
Total interest expense and interest expense - related party:	$2,338,582	$834,639

Net loss from continuing operations:	2016	2015
Trading	$500	$50,057
Consulting	20,415,253	4,600,604
Total net loss from continuing operations:	$20,415,753	$4,650,661

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016 and 2015

Total tangible assets by segment as of September 30, 2016 and 2015 are as follows:

	September 30, 2016	September 30, 2015
Trading	$-	$-
Consulting	1,265	63,088
Total tangible assets	$1,265	$63,088

NOTE 13 - INCOME TAXES

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

The components of income (loss) before income taxes for fiscal year 2016 and 2015 consisted of the following:

Description	September 30, 2016	September 30, 2015

U.S. Operations	$(21,997,885)	$(3,317,833)
China Operations	1,582,132	(1,253,320)
Brunei Operations	-	(79,508)
)Discontinued Operations	-	1,554,144
Total income (loss) before income taxes	$(20,415,753)	$(3,096,517)

We did not incur any income tax expenses from continuing operations for fiscal year 2016 and 2015. In fiscal year 2016, the income from discontinued operations was primarily from the gain on disposal of discontinued operations. However, as the Company received nominal considerations for disposal of subsidiaries, the gain on disposal of discontinued operations did not have any income tax implications.

The significant components of our net deferred tax assets and liabilities consisted of federal net operating loss carry forwards. U.S. GAAP requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management has determined that a full valuation allowance of approximately $25.4 million and $14.5 million against its net deferred taxes is necessary as of September 30, 2016 and 2015, respectively. Therefore, our net deferred tax asset is zero as of September 30, 2016 and 2015, respectively.

As of September 30, 2016 and 2015, we had approximately $55.4 million and $41.5 million of U.S. net operating loss carry forwards remaining, which will expire in 2029. The IRS audited the Company's consolidated income tax returns for fiscal year 2008, 2010, and 2011. The IRS has initially proposed an adjustment to the Company's income tax liabilities for a total amount of approximately $4.6 million (approximately $3.1 million in income tax and $1.5 million in penalties) primarily related to transfer pricing issues pursuant to IRC section 482. In May 2013, the case was sent to the Appeals division of the Internal Revenue Service. The Company retained an independent accounting firm that has conducted an independent transfer pricing study, an evaluation of the tax basis value of marketable securities received for services, and an analysis of the allocation of the related costs and expenses associated with such revenues. As a result of such study and as a result of net operating tax loss carry forwards, the management believes that no income tax or penalties would be assessed against us by the IRS.

In April 2016, the Company received a notice of tax assessed by examination from IRS, based on which the Company's additional tax liabilities for fiscal year 2008, 2010 and 2011 remained to be $4.6 million. Additionally, accrued interest and penalties of approximately $1.4 million was imposed as of April 22, 2016.  The Company accrued for this liability of $6,011,529. In May 2016, an attorney was retained by the Company to represent before IRS in connection with the outstanding federal income tax liability. On June 6, 2016, the IRS closed the examination of the Company's tax returns for fiscal year 2008, 2010 and 2011. The Company is currently considering filing an offer-in-compromise based on doubt as to collectability. As of the filing date, a reasonable estimate of loss cannot be made by the management as there have been no negotiations with an IRS representative. If the offer is ultimately rejected, the final tax liabilities enforced by IRS could have a material effect on the Company's results of operations and financial position and liquidity.

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016 and 2015

NOTE 14 - CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

     For the years ended September 30, 2016 and 2015, customers accounting for 10% or more of the Company's revenue are as follows:

Customer	For the Years Ended September 30,
	2016		2015
A	54.77%		58.85%
B	*	%	10.42%
C	27.79%		*	%
D	12.23%		*	%
E	*	%	*	%
F	*	%	*	%

*% Less than 10%

During the fiscal year of 2016 and 2015, there were three and two customers who contributed more than ten percent of the total revenues, respectively, and the total account receivables from these two customers was zero. The loss of these main customers could have an adverse effect on the Company's business, operating results, or financial condition.

NOTE 15 - DISCONTINUED OPERATIONS

Subsidiaries Disposed

In April 2016, the Company ceased the operation and disposed of Capital Resource Management. The disposal of Capital Resource Management does not qualify as discontinued operations, nor is it a significant disposition because Capital Resource Management had limited net assets and engaged in minimal operations. The loss on disposal of Capital Resource Management was $50,590, for abandoned current assets and fixed assets, was reported as "loss on disposal of subsidiary" for the fiscal year ended September 30, 2016. In connection with the disposal, intercompany other receivables of CDI Shanghai Management, China Direct Investments and other subsidiaries in the amounts of $699,367, $1,564,065 and $3,093, respectively, from the disposed Capital Resource Management as of the dates of disposals were deemed uncollectable and as a result were written off and eliminated.

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

Summarized Financial Information for Discontinued Operations

After impairment charges, the assets and liabilities of discontinued operations were all zero as of September 30, 2016 and 2015.

The following table presents the results of discontinued operations in fiscal year 2016 and 2015:

	For the Year Ended September 30,
	2016	2015

Revenues	$-	$-
Cost of revenues	-	-
Loss before income taxes	-	(19,033)
Income tax expense	-	-
Loss from discontinuing operations	-	(19,033)
Gain from disposal, net of taxes	-	1,573,177
Total (Loss) Gain from discontinued operations	$-	$1,554,144

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016 and 2015

NOTE 16 - COMMITMENTS AND CONTINGENCIES

Leases

The Company entered into a lease agreement on September 1, 2013 for office space of approximately 6,170 square feet at 431 Fairway Dr Ste 200, Deerfield Beach FL 33441 for rental expense of approximately $209,078 annually. The lease expires on March 31, 2019. On May 1, 2015, the Company signed an amendment to amend and restate this lease agreement to downsize the office space to 4,694 square feet at the same location for an annual rental expense of approximately $207,108. On October 31, 2016, the Company entered into a termination of lease agreement to cancel all purposes of the above lease agreement. Pursuant the termination of lease agreement, the Company agreed to pay the monthly installments of $7,007 to repay the past due balance of $84,081. In fiscal year 2016 and 2015, our lease expense incurred was $150,688 and $156,604, respectively. In November 2016, the company entered into a new lease with CFO Oncall, Inc. for office space of approximately 150 square feet at 1333 S. University Drive, Suite 202, Plantation, FL 33324 for annual rental expense is $11,280, which has one month advance notice for termination.

 CDI Shanghai Management leases approximately 1,500 square feet of office space in Shanghai for an annual expense of approximately $57,100 (RMB 350,592) in fiscal year 2014. On September 25, 2014, CDI Shanghai Management signed a lease for a new office place of approximately 1,127 square feet of office space in Shanghai, for an annual expense of approximately $16,161 (RMB105,600) per year. The lease term begins on October 1, 2014, expired on September 30, 2016 and was renewed to expire on September 30, 2018.

Income Tax Matters

In April 2016, the Company received the notice of tax assessed by examination from IRS, based on which the Company's additional tax liabilities for fiscal year 2008, 2010 and 2011 remained to be $4.6 million. Additionally, accrued interest and penalties of approximately $1.4 million was imposed as of April 22, 2016.  In May 2016, an attorney was retained by the Company to represent before IRS in connection with the outstanding federal income tax liability. On June 6, 2016, the IRS closed the examination of the Company's tax returns for fiscal year 2008, 2010 and 2011. The Company is currently considering filing an offer-in-compromise based on doubt as to collectability. As of the filing date, a reasonable estimate of loss cannot be made by the management as there have been no negotiations with an IRS representative. If the offer is ultimately rejected, the final tax liabilities enforced by IRS could have a material effect on the Company's results of operations and financial position and liquidity. The Company accrued a liability of $6,011,529 during 2016 associated with this assessment.

Legal Contingencies

As described in Note 7, our wholly owned subsidiary, China Direct Investments owes to Draco Resources, Inc. for an amount of $200,000, which is due on March 18, 2015 with 2% annual interest rate. The loan is unsecured and currently in default. On March 15, 2016, Draco Resources, Inc. filed Chapter 7 for bankruptcy in California (Case No. 14-31654DM). Andrea A Wirum, Chapter 7 trustee of Draco Resources, Inc., entered into default judgment from Draco Resources, Inc. to China Direct Investments in the total amount of $210,679, consisting of principal sum of $200,000, interest pursuant to contract in the amount of $7,989 and attorneys' fees and costs pursuant to contract in the amount of $2,690. As of September 30, 2016, China Direct Investments has paid attorneys' fees and costs of $2,690. The Company has properly accrued all the liabilities related to the default judgment.

NOTE 17 - SUBSEQUENT EVENTS

On October 5, 2016, the Company issued 7 million shares of restricted common stock to James Wang, valued at $140,000, as partial payment of the outstanding compensation accrued since 2013.

On October 31, 2016, the Company entered into a termination of lease agreement to cancel all purposes of the old lease agreement. Pursuant the termination of lease agreement, the Company agreed to pay the monthly installments of $7,007 to repay the past due balance of $84,081. In November 2016, the company entered into a new lease with CFO Oncall, Inc. for office space of approximately 150 square feet at 1333 S. University Drive, Suite 202, Plantation, FL 33324 for annual rental expense is $11,280, which has one month advance notice for termination.

Effective December 1, 2016, the Company's total number of shares of common stock authorized increased from 2,500,000,000 to 9,500,000,000 shares, par value $.0001, pursuant to the unanimous approval of the board of directors on October 12, 2016. On November 29, 2016, the Company received approval from FINRA for our 100 to 1 reverse split on the Company's common stock; the reverse split was effective as of December 1, 2016. All share and per share amounts herein have been retroactively restated to reflect the split.

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016 and 2015

On December 2, 2016, the Company issued 5,400,000 shares of common stock under the Company's S-8 registration to three employees, 1,800,000 shares of common stock for each employee, at the price of $0.005, granted to them pursuant to the employees' agreements.

On December 6, 2016, the Company issued 1,000,000 shares of restricted common stock valued at $5,000 to a consultant for consulting service fees.

As described in Note 7, China Direct Investments had a convertible note of 600,000 with Kong Tung. On December 15, 2016, Kong Tung converted of remaining $4,320 of this note into 2,400,000 shares of the Company's common stock.

As described in Note 7, on October 20, 2015, the Company issued a convertible note to an institutional investor for the principal amount of $40,000 with interest rate of 10% and maturity date of October 20, 2016. Subsequent to September 30, 2016, the institutional investor converted of $6,569 for accrued interest of this note into 4,438,000 shares of the Company's common stock, including 1,576,000 shares of converted common stock which conversion notice was given to the Company on January 5, 2017, but have not yet been issue as of filing date.

As described in Note 7, on December 9, 2015, the Company issued a convertible note to an institutional investor for the principal amount of $120,000 with interest rate of 12% and maturity date of December 9, 2016. Subsequent to September 30, 2016, the institutional investor converted of the remaining $10,822 of this note into 3,580,454 shares of the Company's common stock.

As described in Note 7, on March 2, 2016, the Company issued a convertible note to an institutional investor for the principal amount of $56,750 with interest rate of 10% and maturity date of December 2, 2016. Subsequent to September 30, 2016, the institutional investor converted $2,190 for accrued interest of this note into 2,620,000 shares of the Company's common stock, including 1,600,000 shares of converted common stock which conversion notice was given to the Company on December 22, 2016, but have not yet been issue as of filing date.

As described in Note 7, on June 28, 2016 the Company entered into a note purchase agreement with an institutional investor to sell $40,000 of TCA's note. Subsequent to September 30, 2016, the institutional investor converted the remaining principal of $2,500 and accrued interest of $56 of note into 464,756 shares of the Company's common stock.

As described in Note 7, on April 19, 2016, the Company issued a convertible promissory note for the amount of $15,000 to an institutional investor, at a 12% annual interest rate. This note becomes due and payable on January 19, 2017. On December 5, 2017, the institutional investor converted $1,780 of this note into 899,468 shares of the Company's common stock.

On January 10, 2017, the Company entered into convertible promissory note with Yewen Xi for the principal amount of $40,000, at a 12% annual interest rate and maturity date of January 9, 2018. Yewen Xi shall have right to convert the outstanding principal amount and accrued interest after July 9, 2017 and the conversion features equal to 75% of the average closing price of the Company's common stock five consecutive days prior to the conversion. The Company received $40,000 in cash on January 10, 2017.

On January 12, 2017, the Company entered into a loan settlement agreement with Money Works Direct for the sum of remaining balance of $34,726 for $50,000 and $120,000 loans. The Company is required to pay back with the specific weekly amount of $1,500. The loan is secured by pledge of assets of CDII and guaranteed by the James (Yuejian) Wang, the CEO of the Company.