Form 10-Q
period 2016-12-31
CD INTERNATIONAL ENTERPRISES, INC.
filed 2017-03-27
CIK 1088787

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

or

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date, there are 34,577,271 shares of common stock are issued and outstanding as of March 24, 2017.

As used in this report "CD International", "we", "us", "our" or "Company" refers to CD International Enterprises, Inc., a Florida corporation, and our subsidiaries, "fiscal year 2016" refers to the year ended September 30, 2016, "fiscal year 2015" refers to the year ended September 30, 2015 and "fiscal year 2017" refers to the year ending September 30, 2017.  The information which appears on our web site at www.cdii.net is not part of this report.

i

Cautionary Note Regarding Forward-Looking Information and Factors That May Affect Future Results

This report contains forward-looking statements. The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand a company's future prospects and make informed investment decisions. This report and other written and oral statements that we make from time to time contain such forward-looking statements that set out anticipated results based on management's plans and assumptions regarding future events or performance. We have tried, wherever possible, to identify such statements by using words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," "will" and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results of current and anticipated sales efforts, expenses, the outcome of contingencies, such as legal proceedings, and financial results. A list of factors that could cause our actual results of operations and financial condition to differ materially is set forth below, and these factors are discussed in greater detail under Item 1A - "Risk Factors" in our Annual Report on Form 10-K for the fiscal year 2016 and our subsequent filings with the Securities and Exchange Commission:

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

iii

PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of December 31, 2016 and September 30, 2016

	December 31,	September 30,
	2016	2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$9,597	$10,309
Prepaid expenses and other current assets, net	28,424	19,909
Total current assets	38,021	30,218
Property, plant and equipment, net	-	1,265
Total assets	$38,021	$31,483

LIABILITIES AND EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$942,231	$899,476
Convertible notes payable, net of discount	1,560,908	1,466,125
Loans payable	234,578	234,578
Loans and other payables - related parties	1,019,010	966,550
Advances from customers	422,898	422,898
Derivative liabilities	12,877,975	9,958,576
Other liabilities	7,417,132	7,410,394
Total current liabilities	24,474,732	21,358,597
Total liabilities	24,474,732	21,358,597

Equity (deficit):
Series A convertible preferred stock: $.0001 par value, stated value $1,000 per share; 20,000,000 authorized, 1,006 shares outstanding at December 31, 2016 and September 30, 2016, respectively	1,006,250	1,006,250
Common stock: $.0001 par value; 9,500,000,000 authorized; 34,577,258 and 9,947,740 issued and outstanding at December 31, 2016 and September 30, 2016, respectively	3,458	995
Additional paid-in capital	87,358,158	87,117,078
Accumulated other comprehensive loss	(560,517)	(562,393)
Accumulated deficit	(112,244,060)	(108,889,044)
Total deficit	(24,436,711)	(21,327,114)
Total liabilities and deficit	$38,021	$31,483

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CD INTERNATIONAL ENTERPRISES, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the three months ended December 31, 2016 and 2015
(Unaudited)
	For the Three Months Ended December 31,
	2016	2015
Revenues	$-	$34,215
Including: revenues from related party	-	23,874
Cost of revenues	-	8,628
Gross profit	-	25,587
Operating expenses:
Selling, general, and administrative	207,348	373,728
Total operating expenses	207,348	373,728
Operating loss	(207,348)	(348,141)
Other income (expenses):
Other income (expenses)	(45)	102,042
Interest expenses	(155,629)	(925,529)
Interest expenses - related parties	(8,100)	(8,100)
Realized loss on marketable securities available-for-sale	-	(52,679)
Gain on revaluation for receivable and payable of marketable securities available-for-sale	-	19,100
Change in fair value of derivative liability	(2,963,764)	(11,240,281)
Total other expenses	(3,127,538)	(12,105,447)
Loss from continuing operations before income taxes	(3,334,886)	(12,453,588)
Income tax expense	-	-
Net loss from continuing operations	(3,334,886)	(12,453,588)
Discontinued operations:
Loss from discontinued operations, net of taxes	-	(23,533)
Total loss from discontinued operations, net taxes	-	(23,533)
Net loss	(3,334,886)	(12,477,121)
Net loss attributable to CD International Enterprises, Inc.	(3,334,886)	(12,477,121)
Dividends on Series A preferred stock	(20,130)	(20,130)
Net loss allocable to common stockholders	$(3,355,016)	$(12,497,251)
COMPREHENSIVE LOSS:
Net loss	$(3,334,886)	$(12,477,121)
Foreign currency translation adjustments	1,876	(482)
Unrealized gain on marketable securities available-for-sale	-	29,650
Comprehensive loss	(3,333,010)	(12,447,953)
Foreign currency translation adjustments - non-controlling interest	-	-
Comprehensive loss attributable to CD International Enterprises, Inc.	(3,333,010)	(12,447,953)
Preferred stock dividend	(20,130)	(20,130)
Comprehensive loss attributable to common stockholders	$(3,353,140)	$(12,468,083)
Net loss per common share - basic and diluted:
Net loss from continuing operations	$(0.15)	$(1,085.75)
Net loss from discontinued operations	-	(2.05)
Net loss per common share	$(0.15)	$(1,087.80)

Basic and diluted weighted average common shares outstanding	22,685,267	11,489
The accompanying notes are an integral part of these unaudited consolidated financial statements.

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended December 31, 2016 and 2015
(Unaudited)
	For the Three Months Ended December 31,
CASH FLOWS FROM OPERATING ACTIVITIES:	2016	2015
Net loss	$(3,334,886)	$(12,477,121)
Loss from discontinued operations	-	23,533
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,265	3,131
Share - based compensation - employees	167,000	-
Share issued to third parties for services provided	5,000	50,100
Stock option expenses	-	10,043
Realized loss on marketable securities available-for-sale	-	52,679
Amortization of debt discounts	161,431	824,076
Change in fair value of derivative liabilities	2,963,764	11,240,281
Other income due to revaluation of accounts receivable and accounts payable	-	(19,100)
Changes in operating assets and liabilities:
Accounts receivable and accounts receivable - related party	-	8,024
Prepaid expenses and other current assets, net	(8,593)	(2,175)
Accounts payable and accrued expenses	(20,616)	(53,482)
Other payables - related parties	45,938	25,001
Other liabilities	18,984	97,585
Net cash used in operating activities - continuing operations	(713)	(217,425)
Net cash used in operating activities - discontinued operations	-	(132)
NET CASH USED IN OPERATING ACTIVITIES	(713)	(217,557)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of marketable securities available-for-sale	-	32,322
Net cash provided by investing activities - continuing operations	-	32,322
Net cash provided by investing activities - discontinued operations	-	-
NET CASH PROVIDED BY INVESTING ACTIVITES	-	32,322
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans	-	255,000
Borrowings from related parties	-	18,797
Proceeds from exercise of options and warrants	-	166,100
Repayments to related parties	-	(50,000)
Repayments of loan payable	-	(54,572)
Net cash provided by financing activities - continuing operations	-	335,325
Net cash provided by financing activities - discontinued operations	-	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	-	335,325
EFFECT OF EXCHANGE RATE ON CASH	1	(30,775)
NET CHANGE IN CASH	(712)	119,315
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	10,309	30,847
CASH AND CASH EQUIVALENTS AT END OF PERIOD	9,597	150,162
Less: Cash and Cash Equivalents of Discontinued Operations at End of Period	-	1,372
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$9,597	$148,790
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$21,405
Income taxes paid	$-	$-
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Deferred revenues received in the form of marketable securities	$-	$40,000
Unrealized loss on marketable securities available-for-sale	$-	$29,650
Common stock issued for loan conversions and accrued interest	$27,178	$449,336
Debt discount recorded on convertible debt due to conversion feature	$-	$984,778
Accrual for preferred stock dividend	$20,130	$20,130
Accrued interest, default charges and legal expenses added to loan payable due to litigation settlement	$38,970	$393,032
Derivative liabilities written off into additional paid-in capital due to debt conversions	$44,365	$3,460,729

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

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

In our Trading segment, we source and distribute industrial commodities from North and South America for ultimate distribution in China. In our Consulting segment, we provide business and management consulting services to U.S. public companies that operate primarily in China. The consulting fees we charge vary based upon the scope of the services.

The scope of our Trading segment include purchasing, brokering, quality control, in addition to conducting comprehensive legal, financial, and technical due diligence on suppliers. In order to fulfill a niche market and facilitate smooth transactions, we have strategically placed ourselves between our suppliers in both North and South America and our buyers in China. We continue to strengthen our sources of supply and distribution networks by sourcing materials from independent producers in various regions of North and South America to help meet the growing demands of our customers in China.

Our Trading segment engages in the sourcing of the global purchase and sale of industrial commodities in the Americas, which include Cannabidiol (CBD)-related products, oil-related products, mineral ores and non-ferrous metals. In our Trading segment, our primary business focus was sourcing and distributing a variety of Cannabidiol-related products, oil-related products, industrial commodities such as iron ore and copper concentrate. We have focused on the South American market and have established offices in Chile, Peru and Bolivia, but the operation costs were very high and, given the continuing drop of the iron ore market price and other mineral market price, we suspended operations in Chile and Peru on September 30, 2014. In fiscal year 2014, we delivered copper concentrate from Chile and Bolivia to China. In order to fulfill a niche market and facilitate smooth transactions, we have been strategically placing ourselves between our suppliers in South America and our buyers in China. Currently, we are working on expanding our trading business in South America and also looking into various business opportunities with local companies that have good business in South America and Asia.

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

For the three months ended December 31, 2016 and 2015, subsidiaries included in continuing operations consisted of the following:

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
DECEMBER 31, 2016

Basis of Presentation

We have defined various periods that are covered in this report as follows:

-	"fiscal year 2017" - October 1, 2016 through September 30, 2017
-	"fiscal year 2016" - October 1, 2015 through September 30, 2016
-	"fiscal year 2015" - October 1, 2014 through September 30, 2015

 The consolidated financial statements include the accounts of the Company and its majority owned subsidiaries. All intercompany balances and transactions have been eliminated in the consolidation. Certain information and footnote disclosures normally included in financial statements prepared in conjunction with generally accepted accounting principles have been condensed or omitted as permitted by the rules and regulations of the United States Securities and Exchange Commission ("SEC"), although the Company believes that the disclosures contained in this report are adequate to make the information presented not misleading. The consolidated balance sheet information as of September 30, 2016 was derived from the consolidated audited financial statements included in the Company's Annual Report on Form 10-K for the year ended September 30, 2016. These consolidated financial statements should be read in conjunction with the annual consolidated audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2016, and other reports filed with the SEC.

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

In April 2016, the Company ceased the operations and abandoned Capital Resource Management Co., Ltd. ("Capital Resource Management"), an entity in the Consulting segment. We reclassified the operational loss of Capital Resource Management as discontinued operational loss for the three months ended December 31, 2015.

Going Concern

For the three months ended December 31, 2016, the Company incurred a net loss from continuing operations of approximately $3.3 million and the Company also has a working capital deficit of $24.4 million. In addition, the Company has a significant amount of short term loans and convertible notes payable, totaling $1.8 million from unrelated parties, which requires the Company to secure additional funds given the Company's current cash position. The Company's cash and cash equivalent and revenues are not currently sufficient and cannot be projected to cover operating expenses in the coming year. These factors raise substantial doubt as to the ability of the Company to continue as a going concern.  Management's plans include attempting to raise funds through debt and equity financings and restructuring on-going operations to eliminate inefficiencies to meet operating needs. There is no assurance that management's plans will be successful. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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
DECEMBER 31, 2016

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

Concentration of Credit Risks

Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash and trade accounts receivable. We deposit our cash with high credit quality financial institutions in the United States and China.  As of December 31, 2016, we had no bank deposits in the United States that exceeded federally insured limits.  At December 31, 2016, we had deposits of $2,633 in banks in China. In China, there is no equivalent federal deposit insurance as in the United States, so the amounts held in banks in China are not insured. We have not experienced any losses in such bank accounts through December 31, 2016.

At December 31, 2016 and September 30, 2016, bank deposits by geographic area were as follows:

Country	December 31, 2016		September 30, 2016
United States	$6,964	73%	$9,221	89%
China	2,633	27%	1,088	11%
Total cash and cash equivalents	$9,597	100%	$10,309	100%

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

The Company's loans payable approximate the fair value of such instruments based upon management's best estimate of interest rates that would be available to the Company for similar financial arrangements at December 31, 2016 and September 30, 2016.

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
DECEMBER 31, 2016

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

The financial assets and liabilities carried at fair value on a recurring basis at December 31, 2016 are as follows:

Financial assets and liabilities	Fair Value	Level 1	Level 2	Level 3
Derivative liabilities	(12,877,975)	-	-	(12,877,975)
	$(12,877,975)	$-	$-	$(12,877,975)

The financial assets and liabilities carried at fair value on a recurring basis at September 30, 2016 are as follows:

Financial assets and liabilities	Fair Value	Level 1	Level 2	Level 3
Derivative liabilities	(9,958,576)	-	-	(9,958,576)
	$(9,958,576)	$-	$-	$(9,958,576)

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

Foreign Currency Translation

The accompanying consolidated financial statements are presented in United States dollars ("U.S. dollar"). The functional currency of our Chinese subsidiaries is the Renminbi ("RMB"), the official currency of the People's Republic of China ("PRC"). Capital accounts of the consolidated financial statements are translated into U.S. dollars from RMB at their historical exchange rates when the capital transactions occurred.  Assets and liabilities are translated at the exchange rates as of the balance sheet date.  Income and expenditures are translated at the average exchange rates for the three month periods ended December 31, 2016 and 2015, respectively.  A summary of the conversion rates for the periods presented is as follows:

	December 31, 2016	September 30, 2016	December 31, 2015
Period end RMB: U.S. dollar exchange rate	6.9445	6.6717	6.4907
Average fiscal-year-to-date RMB: U.S. dollar exchange rate	6.8319	6.5343	6.3841

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

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
DECEMBER 31, 2016

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

The following table presents the computation of basic and diluted loss per share for the three months ended December 31, 2016 and 2015:

	For the Three Months Ended December 31, 2016	For the Three Months Ended December 31, 2015
Net loss allocable to common stockholders:
Net loss from continuing operations	$(3,334,886)	$(12,453,588)
Net loss from discontinued operations	-	(23,533)
Net loss allocable to common stockholders	(3,334,886)	(12,477,121)
Less: preferred stock dividends	20,130	20,130
Net loss allocable to common stockholders less preferred stock dividends	$(3,355,016)	$(12,497,251)

Weighted average common shares outstanding, basic and diluted	22,685,267	11,489

Net loss per common share, basic and diluted:
Net loss from continuing operations	$(0.15)	$(1,085.75)
Net loss from discontinued operations	-	(2.05)
Net loss per common share - basic and diluted	$(0.15)	$(1,087.80)

Common stock equivalents are not included in the denominator in periods when anti-dilutive. We excluded 3,130,000,498 shares issuable upon conversion of Series A preferred stock and 625,916,640 shares of common stock issuable upon conversion of convertible debt for the three months ended December 31, 2016 as their effect was anti-dilutive. We excluded 124,304 shares issuable upon conversion of Series A preferred stock and 15,149 shares of common stock issuable upon conversion of convertible debt for the three months ended December 31, 2015 as their effect was anti-dilutive.

NOTE 3 - LOANS PAYABLE

Loans payable at December 31, 2016 and September 30, 2016 consisted of the following:

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

Description	December 31, 2016	September 30, 2016

China Direct Investments loan from Draco Resources, Inc. Due on March 18, 2015 with 2% annual interest rate. The loan is unsecured and currently in default.	$200,000	$200,000

CDII loan from TCA Global Credit Master Fund, LP. Due on January 31, 2015 with 18% annual effective interest rate including 10% annual interest rate per the loan agreement and 8% other fees and charges. The loan is secured by pledge of assets of CDII. (1) See Note 4 for derivative liabilities.	781,220	753,100

China Direct Investments loan from Kong Tung, a Chinese citizen. Originally due on January 7, 2015 and extended to December 31, 2015. 2% interest rate per month. Secured by pledge of assets of CDII. (2) See Note 4 for derivative liabilities.	148,680	153,000

CDII loan from multiple institutional investors with a term from four months to one year, issued with original issue discount ("OID") and deferred financing cost net of unamortized debt discount of $58,550 as of December 31, 2016. 8% - 12% annual interest rate and Conversion Price is equal to 50% - 60% of lowest trading price of CDII common stock for certain consecutive days prior to the conversion. Secured by pledge of assets of CDII. (3) Also see Note 4 for derivative liabilities and Note 11 for more discussion of conversion.	377,708	306,725

China Direct Investments loan from Yewen Xi, a Chinese citizen. Principal of $500,000 was due on December 31, 2015 and extended to September 30, 2016, and $200,000 is due on August 31, 2016. 12% annual interest rate. For the $500,000 and $200,000, Yewen Xi has the right to convert the outstanding principal amount and interest into common stock of CDII on and after January 1, 2016 and September 1, 2016, respectively. Conversion Price is equal to 75% of the average closing price of CDII common stock for five consecutive days prior to the conversion. Secured by pledge of assets of CDII. (4) See Note 4 for derivative liabilities.
	253,300	253,300

CDII loan from Money Works Direct in the principal amounts of $50,000 and $120,000, monthly interest rates at 4.44% and 4.61%, respectively, due on October 15, 2016. Secured by pledge of assets of CDII. China Direct Investments make cash repayment of $1,150 for the two loans per business day. See Note 11 for more discussion of conversion.	34,578	34,578
Total	1,795,486	1,700,703
Less: current portion	(1,795,486)	(1,700,703)
Loans payable, long-term	$-	$-

(1)             On October 15, 2015, the Company and TCA entered into a settlement agreement pursuant to which both parties agreed that the outstanding obligations the Company owed to TCA should be $1,036,032 as of October 8, 2015, including $643,000 for the principal, $122,133 for accrued and unpaid interest and other fees and charges and $270,899 for the advisory fees. According to the terms agreed upon in the settlement agreement, the Company should make monthly payments to TCA in the amount of $40,000 commencing on November 30, 2015 by means of ACH transfer or by payment made to TCA through a third party until the complete repayment of all payables due to TCA. The Company is making the timely payments through the assignments of notes to other three institutional investors in the totaling of $415,000 as of December 31, 2016, which included five master exchange agreements with three institutional investors that the Company entered into. Pursuant to the exchange agreements, the institutional investor shall exchange, at its option, $50,000, $100,000, $100,000, $125,000 and $40,000 principal amount of convertible notes of the Company plus any accrued interest for shares of the Company's common stock at $0.0001 par value per share at the exchange price of 57% - 55% of the lowest trading price of the Company's common stock during the 5 or 10 consecutive trading day period preceding the exchange dates from October 15, 2015 to June 28, 2016, respectively. These institutional investors converted a total of $415,026, including $412,600 of principals and $2,426 of interests, into a total of 1,684,410 shares of the Company's common stock, as of December 31, 2016. The balance of total obligation to TCA was 781,220, including the principal of $624,951 and accrued interest added to principal of $135,310 as of December 31, 2016. The balance of total obligation to TCA was $753,100, including the principal of $627,451 and accrued interest added to principal of $125,649, as of September 30, 2016.

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

(2)             On April 7, 2014, China Direct Investments borrowed $600,000 from Kong Tung, who was the former Director of the Company and resigned his position as a Director of the Company on March 26, 2015. On January 7, 2015, the Company and Kong Tung entered into an amendment to promissory note, where the maturity date of the note is extended to December 31, 2015 and a conversion option is added. Pursuant to the amendment to promissory note, after the maturity date of the note, the note holder shall have the right, at any time and from time to time, to convert the outstanding principal amount and accrued interest into CDII's common stocks. The conversion price shall be equal to 85% of the closing price CDII common stock on the date of conversion. On December 15, 2016, the Company issued 2,400,000 shares of the Company's common stocks to Kong Tung for the conversion of $4,320 as partial payment of the remaining balance of $600,000 loan to China Direct Investments. In additional, the Company is making the repayments through the assignments of notes to other three institutional investors in the totaling of $415,000 as of December 31, 2016, which included the following notes:

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

    (B) From October 15, 2015 to July 11, 2016, Kong Tung and two institutional investors entered into three note purchase agreements to sell $50,000, $100,000 and $50,000 out of the remaining Kong Tung's convertible note, bearing an interest rate of 12%, 12% and 8% with a maturity date of October 15, 2016, March 24, 2017 and July 11, 2017, respectively. The conversion price of the note is 55% of the lowest trading price of the Company's common stock during the 10 - 20 consecutive trading days prior to the conversion date. These institutional investors converted a total of $191,977 of these three notes into a total of 964,764 shares of the Company's common stock by December 31, 2016.

(3)          On October 20, 2015, the Company issued a convertible promissory note for the amount of $40,000 to an institutional investor, at a 10% annual interest rate. This note provides conversion features, and the conversion price is the lower of (1) the closing sale price of the common stock on the principal market on the trading day immediately preceding the closing date, and (2) 60% of the lowest trading price of the Company's common stock during the 20 consecutive trading days prior to the date of conversion. This note becomes due and payable on October 20, 2016 and is guaranteed by all the subsidiaries of the Company. This note is in default and default interest rate is 24%. As of December 31, 2016, the institutional investor converted all the principal of $40,000 and accrued interest of $6,798 for this note into 3,949,936 shares of the Company's common stock.

On October 22, 2015, the Company issued a convertible note to an institutional investor for the principal amount of $25,000 with interest rate of 8% and maturity date of October 22, 2016. The holder of the note is entitled to convert the note into the Company's common stock, after 180 days and cash payment at a price equals to 60% of the lowest trading price for the last 20 trading days prior to conversion. On October 22, 2015, the Company received $23,000 in cash and $2,000 was retained by the institutional investor through an original issue discount for due diligence and legal bills related to this transaction. Before the Company issued the second note to this institutional investor for the principal of $25,000 with the same terms as the first note of $25,000 on June 14, 2016, the institutional investor converted all $25,000 of the first note into 6,305 shares of the Company's common stock. On June 14, 2016, the Company received $23,000 in cash and $2,000 was retained by the institutional investor through an original issue discount for due diligence and legal bills related to this transaction. As of December 31, 2016, the institutional investor converted all $25,000 of the second note into 85,841 shares of the Company's common stock.

On December 9, 2015, January 25, 2016, February 24, 2016 and April 5, 2016 the Company issued four convertible promissory notes for a total amount of $270,000 to an institutional investor, at a 12% - 10% annual interest rate. These notes provide conversion features equal to 55% of the lowest trading price of the Company's common stock during the 10 consecutive trading days prior to the date of conversion. The terms of these notes were one year. In any event of default, additional interest will accrue at the rate equal to the lower of 22% - 20% per annum. The sum of $222,000 was remitted and delivered to the Company and the remaining $48,000 was retained by the purchaser through an original issue discount for due diligence and legal bills related to the transaction. As of December 31, 2016, the institutional investor converted a totaling of $47,739 of this note into 5,823,003 shares of the Company's common stock.

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

On March 2, 2016, the Company issued a convertible promissory note for the amount of $56,750 to an institutional investor, at a 10% annual interest rate and default interest rate at 24%. This note becomes due and payable on December 2, 2016. This note provides conversion features equal to 55% of the lowest trading price of the Company's common stock during the 25 consecutive trading days prior to the date of conversion. On March 11, 2016, the Company received $45,000 in cash and $11,750 was retained by the institutional investor through an original issue discount for due diligence and legal bills related to this transaction. As of December 31, 2016, the institutional investor converted the principal of $2,017 and accrued interest of $9,743 of this note into a total of 2,412,642 shares of the Company's common stock.

On April 19, 2016, the Company issued a convertible promissory note for the amount of $15,000 to an institutional investor, at a 12% annual interest rate. This note becomes due and payable on January 19, 2017. This note provides conversion features equal to 55% of the lowest trading price of the Company's common stock during the 15 consecutive trading days prior to the date of conversion. On April 29, 2016, the Company received $11,700 in cash and $3,300 was retained by the institutional investor through OID. As of December 31, 2016, the institutional investor converted the principal of $1,880 of this note into 899,468 shares of the Company's common stock.

On April 20, 2016 and May 18, 2016, the Company issued a convertible promissory note for the amount of $24,000 and $24,000 to an institutional investor, at 8% annual interest rate, respectively. These notes become due and payable on April 20, 2017 and May 18, 2017, respectively. These notes provide conversion features equal to 55% and 50% of the lowest trading price of the Company's common stock during the 15 consecutive trading days prior to the date of conversion, respectively. On April 28, 2016 and June 1, 2016, the Company received $20,000 in cash and $4,000 was retained by the institutional investor through OID, respectively.

On July 11, 2016 and August 7, 2016, the Company issued a convertible promissory note for the amount of $29,700 and $27,000 to an institutional investor, at 8% annual interest rate, respectively. These notes become due and payable on July 11, 2017 and August 7, 2017, respectively. These notes provide conversion features equal to 55% and 55% of the lowest trading price of the Company's common stock during the 15 consecutive trading days prior to the date of conversion, respectively. On July 13, 2016 and August 10, 2016, the Company received $25,000 in cash each from two notes, and $4,700 and $2,000 were retained by the institutional investor through OID, respectively.

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

(4)           On January 29, 2016 and February 22, 2016, the Company issued 2,500 and 2,000 shares of the Company's common stocks to Yewen Xi for the conversion of $169,500 and $112,200, respectively, as partial payment of the $500,000 loan to China Direct Investments. In additional, the Company is making the repayments through the assignments of notes to other three institutional investors in the totaling of $165,000 as of December 31, 2016, which included the following notes:

   (A) On April 15, 2016, the Company entered into a note purchase agreement with an institutional investor to sell $25,000 of Yewen Xi's note, at a 12% annual interest rate. This note provides conversion features equal to 55% of the lowest bid price of the Company's common stock during the thirty trading days ending on the latest completed trading day prior to the date of conversion. As of May 16, 2016, the institutional investor converted all $25,000 of this note into 5,593 shares of the Company's common stock.

    (B) On April 19, 2016 and April 29, 2016 the Company entered into two notes purchase agreement with an institutional investor to sell each of $30,000 of Yewen Xi's note, at a 12% annual interest rate. These notes provide conversion features equal to 55% of the lowest trading price of the Company's common stock during the 15 consecutive trading days prior to the date of conversion. As of December 31, 2016, the institutional investor converted all principals of these two notes and $344 accrued interests into 13,578 shares of the Company's common stock.

    (C) On April 19, 2016 and May 18, 2016, the Company entered into two notes purchase agreement with an institutional investors to sell each of $40,000 of Yewen Xi's note, at an 8% annual interest rate. These notes provide conversion features equal to 55% and 50% of the lowest trading price of the Company's common stock complete trading days prior to the date of conversion, respectively. As of September 30, 2016, the institutional investors converted all of $40,000 note signed on April 19, 2016 and accrued interest of $63 into 8,460 shares of the Company's common stock. As of December 31, 2016, the institutional investors partially converted $33,730 of $40,000 note signed on May 18, 2016 into 612,681 shares of the Company's common stock.

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

The interest expense and interest expense - related parties for the loans amounted to $163,729 and $933,629, including amortization of debt discount in the amount of $86,185 and $824,076, for the three months ended December 31, 2016 and 2015, respectively.

NOTE 4 - DERIVATIVE LIABILITIES

As described in Note 3, the Company defaulted on its loan with TCA which triggered the variable conversion option on the loan. The conversion option embedded in the convertible note contains no explicit limit to the number of shares to be issued upon settlement and as a result is classified as a liability under ASC 815. The Company accounted for the embedded conversion option in accordance with ASC 815-40, which requires the Company to bifurcate the embedded conversion options as liability at the date the note becomes convertible and to record changes in fair value relating to the conversion option liability in the statement of operations and comprehensive income as of each subsequent balance sheet date. The debt discount related to the convertible note is amortized over the life of the note using the effective interest method. The Company's conversion option liabilities are valued using Black-Scholes pricing models. Where possible, the Company verifies the values produced by its pricing models to market prices. Valuation models require a variety of inputs, including contractual terms, market prices, yield curves, credit spreads, measures of volatility and correlations of such inputs. These consolidated financial liabilities do not trade in liquid markets, and as such, model inputs cannot generally be verified and do involve significant management judgment. Such instruments are typically classified within Level 3 of the fair value hierarchy.

 The table below shows the Black-Scholes Option Pricing Model inputs used by the Company to value the conversion option derivative liability, as well as the determined value of the option liability at each measurement periods during the three months ended December 31, 2016 and 2015:

	2016	2015
Expected dividend	-%	-%
Expected term (in years)	0.01 - 2.00	0.50
Volatility	167% - 1,499%	131% - 293%
Risk-free rate	0.00% - 0.68%	0.08% - 0.09%

As of December 31, 2016, the fair value of the embedded conversion options was determined using the Black-Scholes option -pricing model to be $1,922,973. During the three months ended December 31, 2016, $44,365 of the derivative liabilities associated with embedded conversion options was written-off to equity upon the conversion of the notes. The total change in fair value of derivative liabilities related to convertible notes amounted to a loss of $514,837 and $3,268,118 for the three months ended December 31, 2016 and 2015, respectively.

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

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

The Company used maximum value method to determine the fair value of derivative liabilities related to preferred stock conversion option. As of December 31, 2016 and September 30, 2016, the fair value of the derivative liabilities for preferred stock conversion option were $10,955,002 and $8,506,075. The net changes in fair value of derivative liabilities of preferred stock during the periods were expense of $2,448,927 and $8,086,433 during three months ended December 31, 2016 and 2015.

Below is the reconciliation of the fair value of the Company's derivative liabilities during the three months ended December 31, 2016:

Beginning balance as of September 30, 2016	$9,958,576
Write-off of derivative liabilities due to conversion of convertible notes	(44,365)
Change in the fair value of derivative liabilities
Loss related to derivative liabilities being marked to market	2,963,764
Ending balance as of December 31, 2016	$12,877,975

NOTE 5 - RELATED PARTY TRANSACTIONS

List of Related Parties

We have specified the following persons and entities as related parties with ending balances as of December 31, 2016 and September 30, 2016:

-	James (Yuejian) Wang, the CEO, CFO and sole member of the Board of Directors of the Company;
-	Xiaowen Zhuang, a management member of CDI Shanghai Management and brother of James (Yuejian) Wang;
-	Lawrence Wang, the brother of James (Yuejian) Wang;
-	Dragon Capital Group, Corp. ("Dragon Capital"), a company organized under the laws of Nevada, USA, the principal owner of Dragon Capital is Lawrence Wang; and
-	Individuals who are regularly employed by China Direct Investments.

As of December 31, 2016, loan payables and other payables - related parties were $1,019,010 consisting of loan payables - related parties of $428,582 and other payables - related parties of $590,428 as set forth below:

Loan Payables - Related Parties

At December 31, 2016 and September 30, 2016, loan payables - related party was for working capital purposes, which were $428,582 and $420,482, respectively, as follows:

CD International Subsidiary	Related Party	December 31, 2016	September 30, 2016
China Direct Investments	James (Yuejian) Wang	$428,582	$420,482
Total Loan Payables-Related Parties		$428,582	$420,482

From time to time, China Direct Investments borrowed funds from James (Yuejian) Wang. At December 31, 2016 and September 30, 2016, CDII owed James Wang a total of $428,582 and $420,482, including aggregate principal loan amount of $300,000 and accrued interest of $128,582 and $120,482, respectively. The loans bear interest at 12% per annum with principal of $300,000 originally due on September 30, 2014. On September 12, 2014, James (Yuejian) Wang entered into Addendum I to the note agreement and agreed that the Company shall have the option to pay back to the lender the principal amount and all accrued interest upon maturity date in form of the Company's common stock valued at $0.05 per share. The Company did not elect to pay off the loan in common stock. On December 22, 2015, both parties entered into Addendum II to the note agreement and the maturity date was extended to September 30, 2016 with the same terms and conditions of the original note. This note is in default at December 31, 2016.

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

Other Payables - Related Parties

At December 31, 2016 and September 30, 2016, other payables - related party for working capital purposes were $590,428 and $546,068, respectively, as follows:

CD International Subsidiary	Related Party	December 31, 2016	September 30, 2016
China Direct Investments	James (Yuejian) Wang	$469,707	$423,769
China Direct Investments	CDII Employees	55,000	55,000
CDI Shanghai Management	Xiaowen Zhuang	48,156	49,313
CDI Shanghai Management	Dragon Capital	17,565	17,986
Total Other Payable-Related Parties		$590,428	$546,068

Other payables-related parties represent advances to the Company for working capital purpose and expenses James (Yuejian) Wang paid on behalf of the Company. During the fiscal year ended on September 30, 2016, two employees advanced to the Company amounts totaling $55,000. The advances are interest-free and are due on demand. As of December 31, 2016, total employee advance outstanding is $55,000, which was included in other liabilities.

NOTE 6 - OTHER LIABILITIES

Other liabilities included the following as of December 31, 2016 and September 30, 2016:

Account	December 31, 2016	September 30, 2016
Accrued salary payable	$1,119,243	$1,151,243
Accrued income tax expense assessments (1)	6,011,529	6,011,529
Accrued dividend payable	217,400	197,270
Other tax payable	3,665	3,785
Other payable	65,295	46,567
Total other liabilities	$7,417,132	$7,410,394

(1)     In April 2016, the Company received a notice of tax assessed by examination from IRS, based on which the Company's additional tax liabilities for fiscal year 2008, 2010 and 2011 remained to be approximately $4.6 million. Additionally, accrued interest and penalties of approximately $1.4 million was imposed as of April 22, 2016.

NOTE 7 - CAPITAL STOCK

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

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

As of December 31, 2016 and September 30, 2016, Series D, E, and G preferred stock have no shares issued and outstanding and there is 1,006 shares of Series A preferred stock issued and outstanding. The Series A preferred stock has a stated value per share of $1,000, carries an 8% per annum dividend rate payable quarterly in arrears on January 1, April 1, July 1 and October 1 (each a "dividend date").  The dividends can be paid in cash or shares of our common stock, at our option, subject to certain provisions, on each dividend date. The holders are entitled to convert any whole number of preferred shares, plus the amount of any accrued but unpaid dividends per preferred share then remaining into the Company's common stock at the conversion rate which equals to the quotient of (i) the sum of the stated value and additional amount divided by (ii) the conversion price which was initially $7.00. The additional amount is calculated using a formula to represent the accrued but unpaid dividend. The terms of the Series A preferred stock provide that if we sell common stock at a price per share less than the then conversion price of the preferred stock, then we are required to reduce the conversion price of the Series A convertible preferred stock to the lower price of the subsequent sale. Since we have issued securities at prices lower than the exercise price of the $7.00 per share conversion price of the Series A preferred stock, we reduced the exercise price of those outstanding securities. The embedded conversion option is not clearly and closely related to the host contract as the preferred shares are redeemable at the holder's option. In addition, the conversion price of the preferred stock is subject to adjustment, and therefore requires the conversion feature to be treated as derivative liabilities as provided under ASC 815. See Note 4 for discussion on derivative liabilities.

The dividends calculated at $20,130 per quarter are payable in cash or shares of our common stock at our option subject to certain provisions. If paid in shares of common stock, the stock shall be valued at the lower of the conversion price or the average of the weighted average price of the 10 consecutive trading days immediately preceding the dividend date. During the three months ended December 31, 2016 and 2015, we did not pay off dividends in cash or our common stock on our Series A convertible preferred stock. As of December 31, 2016 and September 30, 2016, accrued dividend payable is $217,400 and $197,270, respectively.

Common Stock

Effective March 25, 2016, the Company's total number of shares of common stock authorized increased from 1,000,000,000 to 2,500,000,000 shares, par value $.0001, pursuant to the unanimous approval of the board of directors on March 8, 2016. On June 27, 2016, the Company received approval from FINRA for our 200 to 1 reverse split on the Company's common stock; the reverse split was effective as of June 28, 2016. Effective December 1, 2016, the Company's total number of shares of common stock authorized increased from 2,500,000,000 to 9,500,000,000 shares, par value $.0001, pursuant to the unanimous approval of the board of directors on October 12, 2016. On November 29, 2016, the Company received approval from FINRA for our 100 to 1 reverse split on the Company's common stock; the reverse split was effective as of December 1, 2016. At December 31, 2016, there were 34,577,258 shares of common stock issued and outstanding and there were 9,947,740 shares of common stock issued and outstanding at September 30, 2016. All share and per share amounts herein have been retroactively restated to reflect the splits.

During the three months ended December 31, 2016, the Company issued a total of 24,626,678 share of our common stock comprised of: 1,000,000 shares of our common stock to consultants for services, valued at $5,000; 12,400,000 shares of our common stock to employee compensation, valued at $167,000, 11,226,678 shares of common stocks for the convertible notes on Note 3, valued at $27,178 and derivative liabilities written off into additional paid-in capital due to debt conversions of $44,365.

During the three months ended December 31, 2015, the Company issued a total of 20,392 share of our common stock comprised of: 175 shares of our common stock to consultants for services, valued at $50,100; 19,967 shares of common stocks for the convertible notes on Note 3, valued at $449,336 and derivative liabilities written off into additional paid-in capital due to debt conversions of $3,460,729. The Company also issued 250 shares in connection with the exercise of 250 stock options for consideration in the total of $116,000 of common stock, and the Company received the proceeds of the exercise of options in the amount of $116,000 on December 11, 2015.

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

NOTE 8 - SEGMENT INFORMATION

For the three months ended December 31, 2016 and 2015, the Company operated in two reportable business segments - (1) Trading segment, where we sell and distribute of a variety of products, including iron ore products, non-ferrous metals, recycled materials, and industrial commodities, and (2) Consulting segment where we provide business and financial consulting services to U.S. public companies that operate primarily in China. The Company's reportable segments are strategic business units that offer different products. They are managed separately based on the fundamental differences in their operations.  Information with respect to these reportable business segments for the three months ended December 31, 2016 and 2015 are as follows:

Revenues:	For the Three Months Ended December 31, 2016	For the Three Months Ended December 31, 2015
Trading	$-	$-
Consulting	-	34,215
Total revenue:	$-	$34,215

Depreciation:
Trading	$-	$-
Consulting	1,265	3,131
Total depreciation:	$1,265	$3,131

Interest expenses and interest expenses - relate parties:
Trading	$-	$-
Consulting	163,729	933,629
Total interest expenses and interest expenses - relate parties:	$163,729	$933,629

Net loss from continuing operations:	2016	2015
Trading	$-	$-
Consulting	3,334,886	12,453,588
Total net loss from continuing operations:	$3,334,886	$12,453,588

Total tangible assets by segment as of December 31, 2016 and September 30, 2016 are as follows:

	December 31, 2016	September 30, 2016
Trading	$-	$-
Consulting	-	1,265
Total tangible assets	$-	$1,265

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

NOTE 9 - DISCONTINUED OPERATIONS

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

Summarized Financial Information for Discontinued Operations

The following table presents the results of discontinued operations for the three months ended December 31, 2016 and 2015:

	For the Three Months Ended December 31,
	2016	2015

Revenues	$-	$-
Cost of revenues	-	-
Loss before income taxes	-	(23,533)
Income tax expense	-	-

Loss from discontinued operations, net of taxes	-	(23,533)
Gain from disposal, net of taxes	-	-
Total Loss from discontinued operations, net of taxes	$-	$(23,533)

 NOTE 10 - COMMITMENTS AND CONTINGENCIES

Income Tax Matters

In April 2016, the Company received the notice of tax assessed by examination from IRS, based on which the Company's additional tax liabilities for fiscal year 2008, 2010 and 2011 remained to be approximately $4.6 million. Additionally, accrued interest and penalties of approximately $1.4 million was imposed as of April 22, 2016.  In May 2016, an attorney was retained by the Company to represent before IRS in connection with the outstanding federal income tax liability. On June 6, 2016, the IRS closed the examination of the Company's tax returns for fiscal year 2008, 2010 and 2011. The Company is currently considering filing an offer-in-compromise based on doubt as to collectability. As of the filing date, a reasonable estimate of loss cannot be made by the management as there have been no negotiations with an IRS representative. If the offer is ultimately rejected, the final tax liabilities enforced by IRS could have a material effect on the Company's results of operations and financial position and liquidity. The Company accrued a liability of $6,011,529 during 2016 associated with these assessments.

Legal Contingencies

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
DECEMBER 31, 2016

NOTE 11 - SUBSEQUENT EVENTS

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

The following discussion and analysis of our consolidated financial condition and results of operations for the three months ended December 31, 2016 and 2015 should be read in conjunction with the consolidated financial statements and other information presented in our Annual Report on Form 10-K for the year ended September 30, 2016 as filed with the Securities and Exchange Commission on March 14, 2017 and with the consolidated financial statements and other information presented in this Quarterly Report on Form 10-Q.

OVERVIEW OF OUR OPERATIONS

Our Business

We are a U.S. company that sources and distributes industrial products in Asia, and the Americas. We also provide business and management consulting services to public and private American and Chinese businesses. We operate in two identifiable business segments, as defined by the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 280, "Segment Reporting:" Trading segment and Consulting segment. Through our U.S. based industrial commodities business, we source, finance, manage logistics, and sell industrial commodities from South America for ultimate distribution in China. We also provide business and management consulting services to public and private American and Chinese businesses.

Our Trading segment engages in the source and distribution of the global purchase and sale of industrial commodities in the Americas, which include Cannabidiol (CBD)-related products, oil-related products, mineral ores and non-ferrous metals. We have realigned our investments to our industrial commodities business in the Americas to maximize our profits and cash flow over the past fiscal years of 2017 and 2016.

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

Information On Trends Impacting Our Reporting Segments Follows:

Trading Segment

As the Chinese economy continues to grow in the next decades, we believe demand for minerals will continue to be strong.  In the past fiscal year, the declined price of iron ore, zinc, copper and lead has materially impacted our trading business. As we look for a bounce of basic mineral prices in 2017, we believe our trading activities will pick up. As we have been working on several major contracts focus on sourcing and distributing a variety of Cannabidiol-related products, oil-related products, industrial commodities such as iron ore and copper concentrate, we expect to see major transactions executed in 2017.

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

GOING CONCERN

Our financial statements have been prepared assuming we will continue as a going concern. For the three months ended December 31, 2016 we reported a net loss of $3.3 million from continuing operations and working capital deficit of $24.4 million. In addition, the Company has a significant amount of short term loan payable, totaling $1.8 million from unrelated parties, which requires the Company to secure additional funds given the Company's current cash position. The Company's cash and cash equivalent and revenues are not currently sufficient and cannot be projected to cover operating expenses in the coming year. These, among other operational issues, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

RESULTS OF OPERATIONS

For the three months ended December 31, 2016 and 2015, subsidiaries included in continuing operations consisted of the following:

-                   CDI China, Inc
-                   International Magnesium Group, Inc.
-                   CDII Minerals, Inc.
-                   CDII Minerals de Peru SAC
-                   Empresa Minera CDII de Bolivia S.A.
-                   China Direct Investments, Inc.
-                   CDI Shanghai Management Co., Ltd.

Summary of Selected Consolidated Financial Information

	For the Three Months Ended December 31,
	2016		2015
	Amount	% of Revenues	Amount	% of Revenues	% Increase (Decrease)
Mineral Trading	$-	-	$-	-	-
Consulting segment	-	-	34,215	100%	(100%)
Consolidated Revenues	$-	-	$34,215	100%	(100%)
Cost of revenues	-	-	8,628	25%	(100%)
Gross profit	-	-	25,587	75%	(100%)
Total operating expenses	207,348	-	373,728	1,161%	(45%)
Net loss from continuing operations	$3,334,886	-	$12,453,588	36,467%	(73%)

Revenues

Revenues in the three month ended December 31, 216 is $0, decreased by 100%, as compared to the three month ended December 31, 2015. We do not have revenue generated in both our Consulting segment and Trading segment.

Our Consulting segment revenues primarily consist of consulting and advisory service fees we received from certain publicly traded U.S. companies with their primary business operations located in the PRC. We receive a fixed number of shares of their marketable securities or fees from those client companies, including both recurring and one-time transaction fees for services provided to clients. Consulting segment revenues vary from period to period depending upon the timing, nature and scope of services we provide to a particular client and performance of our client companies' stock price. Our Consulting segment generated approximately $0 in revenues during the three months ended December 31, 2016 and 2015, as compared to approximately $34,000 during the three months ended December 31, 2015.

Gross Profit

Our consolidated gross profit in the three months ended December 31, 2016 decreased by 100%, as compared to the three months ended December 31, 2015. We do not have gross profit in both our Consulting segment and Trading segment.

Total Operating Expenses

Total operating expenses, net of other operating income, decreased by approximately $166,000, or 45%, in the three months ended December 31, 2016, as compared to the three months ended December 31, 2015. The decrease was primarily due to the expiration of our employment contract with several employees who served our client base for both our U.S. headquarters and China-based operations. To reduce our operating costs, we also terminated outside consultants' service contracts and move the office to a small space in U.S. As compared with the three months ended December 31, 2016 to the three months ended December 31, 2015, we had a decrease of approximately $9,000 in employee payroll, a decrease of $121,000 in consulting service fee, a decrease of $5,000 in insurance expense, a decrease of $7,000 in public relation expense and marketing expense and a decrease of $24,000 in office rent.

Other Expenses

In the three months ended December 31, 2016, other expense was approximately $3.1 million as compared to other expense of $12.1 million in the three months ended December 31, 2015. As compared to the three months ended December 31, 2015, we have a decrease of approximately $8.3 million in change in fair market value of derivative liability related to our preferred stock and convertible notes, a decrease of approximately $770,000 in interest expenses related to the amortization of debt discount, a decrease of approximately $19,000 for gain on revaluation of receivable and payable of marketable securities available-for-sale, a decrease of approximately $102,000 in other income expense and a decrease of approximately $53,000 for realized loss on marketable securities available-for-sale, in the three months ended December 31, 2016.

Income Taxes

In both three months periods ended December 31, 2016 and 2015, we did not record income tax, since the loss was significant.

Net Loss from Continuing Operations

Net loss from continuing operations for the three months ended December 31, 2016 amounted to approximately $3.3 million as compared to net loss of $12.5 million for the three months ended at December 31, 2015. The loss primarily consisted of $207,000 in operating expense, and $3.1 million in other expense.

Discontinued Operations

We do not have any loss from discontinued operations for the three months ended December 31, 2016 and loss from discontinued operations amount to approximately $24,000 for the three months ended December 31, 2015.

Net loss

Net loss for the three months ended December 31, 2016 amounted to approximately $3.3 million, as compared to net loss of approximately $12.5 million for the three months ended December 31, 2015, primarily due to a decrease of $9.0 million in other expense, including a decrease of approximately $8.3 million in change in fair market value of derivative liability related to our preferred stock and convertible notes, which is non cash loss.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash. As of December 31, 2016 we had a working capital deficit of $24.4 million, as compared to $21.3 million as of September 30, 2016. We rely upon cash generated from our operations, access under factoring and other lending relationships and advances from related parties to fund our operations. We do not have any commitments for capital expenditures. Our Consulting segment generally receives full payment in advance for consulting services to be provided over the term of the contract, primarily in the form of our client companies' common stock. For transactions in which we advise a new client company on entering into the U.S. public market for the first time, it may take some additional time for us to receive our transaction fees due to the necessary compliance and regulatory filing process, and it is possible that at such time, if ever, when we are able to sell the securities we receive as compensation, the funds we receive upon the sale will not be equal to the amount of revenue we initially recognized.  In addition, revenues from this segment do not provide cash to pay costs or operating expenses until we are able to liquidate those securities, on which there are no assurances.  As a result of the working capital deficit and the operating losses incurred, our cash flow from operations is not sufficient to sustain our operations and satisfy our obligations as they become due.

Our cash balance as of December 31, 2016 amounted to approximately $9,597, a decrease of $712, as compared to September 30, 2016. During the three month ended December 31, 2016, we had cash outflow of approximately $713 used in operating activities.

Prepaid expenses and other current assets consist of prepayments to vendors for services, other receivables and security deposits. Prepaid expenses and other current assets as of December 31, 2016 amounted to approximately $28,000, an increase of $9,000 as compared to September 30, 2016, primarily due to the advanced payment on behalf to our consultant in the three month ended December 31, 2016.

Short-term loans at December 31, 2016 included approximately $781,000 of loan from TCA Global Credit Master Fund, LP, bearing annual interest at 18%, and were due on October 15, 2016. We should make monthly payments to TCA in the amount of $40,000 commencing on November 30, 2015 until the complete repayment of all payables due to TCA; $200,000 of loan from Draco Resources, Inc., bearing annual interest at 2%, which is currently in default; approximately $149,000 loan from Kong Tung, bearing monthly interest at 2%, which was originally due on January 7, 2015 and extended to December 31, 2015; $53,000 of loan from Yewen Xi, bearing annual interest at 12%, of which is due on September 30, 2016, and $200,000 is due on August 31, 2016; $35,000 of total balance of two loans from Money Works Direct, the principal amounts of $50,000 and $120,000, monthly interest rates at 4.44% and 4.61%, respectively, due on October 15, 2016. China Direct Investments made cash repayment of $1,150 for the two loans per business day; and a total of approximately $427,000 convertible loans from multiple institutional investors with a term of four months to one year. These convertible notes bear 8% - 12% annual interest rate and conversion price is equal to 50% - 60% of lowest trading price of CDII common stock for certain consecutive days prior to the conversion. Net of total of debt discount of $59,000, net short-term loan amounted to be $1,795,000 as of December 31, 2016.Accounts payable and accrued expenses represent payables associated with the general operations within each segment, including accrued payrolls. Accounts payable and accrued expenses as of December 31, 2016 amounted to approximately $942,000, an increase of approximately $43,000 as compared to September 30, 2016, primarily due to interest payable of the short-term loans.

Advances from customers and deferred revenues represent prepayments for products or services, which have not yet been shipped or provided. Advances from customers as December 31, 2016 amounted to $423,000, the same as it was on September 30, 2016.

Certain events may have a negative impact on our liquidity position during fiscal year 2017:

 Our short term loans of $1.7 million matured by December, 2016, and currently are in default. While we intend to extend the maturity date for these loans, we have not entered into any agreements with the lenders for such extension.  In the event we are unable to extend the term of these loans, or we are unable to repay these obligations when due, we may have to seek additional financing, and no assurances can be given that such financing would be available on a timely basis, on terms that are acceptable or at all. Failure to meet the repayment or other obligations of our existing debt on or before its due date could materially adversely affect our business, results of operations and financial condition and threaten our financial viability.

We maintain cash and cash equivalents in the United States and China. At December 31, 2016 and September 30, 2016, bank deposits by geographic area, were as follows (dollars in thousands):

Country	December 31, 2016		September 30, 2016
United States	$6,964	73%	$9,221	89%
China	2,633	27%	1,088	11%
Total cash and cash equivalents	$9,597	100%	$10,309	100%

Analysis of Cash Flows

In the three months ended December 31, 2016, our net decrease in cash amounted to $712, which was used in operating activities of $713 and $1 from non-cash unfavorable effect of prevailing exchange rate on our cash position.

Cash Used in Operating Activities

Net cash used in operating activities of continuing operations for the three month ended December 31, 2016 amounted to approximately $713, which was primarily due to a net loss of approximately $3.3 million and non-cash items such as loss on change in fair value of derivative liabilities of $3.0 million, depreciation of $1,000, amortization of debt discount of $161,000, $167,000 for the stock based on compensation to employees, $5,000 for the stock based on compensation to our consultants,  an increase of $46,000 in other payable to related parties and an increase of $19,000 in other liabilities, offset by an increase of $9,000 in prepaid expenses and other current assets and a decrease of $21,000 in accounts payable and accrued expenses.

Net cash used in operating activities of continuing operations for the three month ended December 31, 2015 amounted to approximately $218,000, which was primarily due to a net loss of $12.5 million and non-cash items such as loss on change in fair value of derivative liabilities of $11.2 million, depreciation of $3,000, amortization of debt discount of $824,000, $50,000 for the stock based on compensation to our consultants, $53,000 of realized loss on marketable securities available-for-sale, a decrease of $8,000 in accounts receivable and accounts receivable from related parties, an increase of $25,000 in other payable to related parties and an increase of $98,000 in other liabilities, offset by a decrease of $53,000 in accounts payable and accrued expenses, and $19,000 of other income due to revaluation of accounts receivable.

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

Series A Convertible Preferred Stock and Related Dividends

As of December 31, 2016, 1,006 shares of Series A convertible preferred stock remained outstanding. During the three month ended December 31, 2016 and 2015, we did not pay off accrued ordinary dividends in cash or our comment stock on our Series A convertible preferred stock.

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

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results when ultimately realized could differ from those estimates. Significant estimates in fiscal 2015 and fiscal 2016 include valuation of marketable securities available-for-sale, allowance for doubtful accounts, the allowance for obsolete inventory, fair value of share-based compensation, the useful lives of property, plant and equipment, and fair value of derivative liability.

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

Comprehensive income

We follow ASC 205, "Presentation of Financial Statements," and ASC 220, "Reporting Comprehensive Income," to recognize the elements of comprehensive income. Comprehensive income is comprised of net income and all changes to the statements of stockholders' equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive income for the fiscal 2016 and fiscal 2016 included net income, foreign currency translation adjustments, unrealized gains or losses on available-for-sale marketable securities, net of income taxes, and unrealized gains or losses on available-for-sale marketable securities -related party, net of income taxes.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to a smaller reporting company.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in the Exchange Act that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC's rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Management, with the participation of our CEO , performed an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2016. Based on that evaluation solely as a result of the significant deficiencies in our internal control over financial reporting identified in our Annual Report on Form 10-K for the fiscal year ended September 30, 2016, our management, including our CEO, concluded that our disclosure controls and procedures were not effective as of December 31, 2016.

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

A "material weakness" is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements would not be prevented or detected on a timely basis. We expect the material weaknesses will be remediated by the end of fiscal year 2017. Until such time, however, as these material weakness in our internal control over financial reporting are remediated, we expect to have continuing weaknesses in our internal control over financial reporting, disclosure controls and related procedures.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that, due to the material weaknesses described above, our internal control over financial reporting was not effective as of December 31, 2016.

Remediation of Significant Deficiencies and Material Weakness in Internal Control over Financial Reporting

Through our increased awareness and remediation efforts, we believe that our actions will result in an improvement in our internal control over financial reporting in fiscal 2017. Specifically, we will plan initiating a corporate-wide ERP implementation, conduct ongoing US GAAP trainings, and through our internal reviews and improved control procedures, we will identify certain prior accounting errors and make appropriate error corrections and disclosures, to prevent potential future material misstatements. In addition, we plan to make improvement throughout fiscal 2017 to achieve our overall remediation target and objectives. Management believes that the actions described above will remediate the remaining significant deficiencies we have identified in fiscal 2016. As we work towards improvement of our internal control over financial reporting and implement the remediation measures, we may supplement or modify these remediation measures as appropriate.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the first quarter of fiscal 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

During the three months ended December 31, 2016, the Company issued a total of 24,626,678 share of our common stock comprised of: 1,000,000 shares of our common stock to consultants for services, valued at $5,000; 12,400,000 shares of our common stock to employee compensation, valued at $167,000, 11,226,678 shares of common stocks for the convertible notes on Note 3, valued at $27,178 and derivative liabilities written off into additional paid-in capital due to debt conversions of $44,365.

During the three months ended December 31, 2015, the Company issued a total of 20,392 share of our common stock comprised of: 175 shares of our common stock to consultants for services, valued at $50,100; 19,967 shares of common stocks for the convertible notes on Note 3, valued at $449,336 and derivative liabilities written off into additional paid-in capital due to debt conversions of $3,460,729. The Company also issued 250 shares in connection with the exercise of 250 stock options for consideration in the total of $116,000 of common stock, and the Company received the proceeds of the exercise of options in the amount of $116,000 on December 11, 2015.

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

CD INTERNATIONAL ENTERPRISES, INC.

Date: March 27, 2017	By:	/s/ Yuejian (James) Wang
Yuejian (James) Wang, Chairman and Chief Executive Officer and Chief Financial Officer and Sole Director