Form 10-Q
period 2017-03-31
CD INTERNATIONAL ENTERPRISES, INC.
filed 2017-05-16
CIK 1088787

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  ☐Yes ☒No

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date, there are 91,899,831 shares of common stock are issued and outstanding as of May 10, 2017.

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

iii

PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of March 31, 2017 and September 30, 2016

	March 31,	September 30,
	2017	2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10,897	$10,309
Prepaid expenses and other current assets, net	23,272	19,909
Total current assets	34,169	30,218
Property, plant and equipment, net	-	1,265
Total assets	$34,169	$31,483

LIABILITIES AND EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$972,514	$899,476
Convertible notes payable, net of discount	1,630,915	1,466,125
Loans payable	229,445	234,578
Loans and other payables - related parties	1,066,321	966,550
Advances from customers	422,898	422,898
Derivative liabilities	16,048,346	9,958,576
Other liabilities	7,421,921	7,410,394
Total current liabilities	27,792,660	21,358,597
Total liabilities	27,792,660	21,358,597

Equity (deficit):
Series A convertible preferred stock: $.0001 par value, stated value $1,000 per share; 20,000,000 authorized, 1,006 shares outstanding at March 31, 2017 and September 30, 2016, respectively	1,006,250	1,006,250
Common stock: $.0001 par value; 9,500,000,000 authorized; 53,290,988 and 9,947,740 issued and outstanding at March 31, 2017 and September 30, 2016, respectively	5,329	995
Additional paid-in capital	87,685,828	87,117,078
Accumulated other comprehensive loss	(559,387)	(562,393)
Accumulated deficit	(115,896,511)	(108,889,044)
Total deficit	(27,758,491)	(21,327,114)
Total liabilities and deficit	$34,169	$31,483

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CD INTERNATIONAL ENTERPRISES, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Three and Six Months Ended March 31, 2017 and 2016
	(Unaudited)
	For the Three Months Ended March 31		For the Six Months Ended March 31
	2017	2016	2017	2016
Revenues	$-	$48,772	$-	$82,987
Including: revenues from related party	-	21,375	-	45,249
Cost of revenues	-	12,888	-	21,516
Gross profit	-	35,884	-	61,471
Operating expenses :	-	-
Selling, general, and administrative	279,492	380,000	486,840	753,728
Total operating expenses	279,492	380,000	486,840	753,728
Operating loss	(279,492)	(344,116)	(486,840)	(692,257)
Other income (expenses):		-
Other income (expenses)	10,255	(1,248)	10,210	100,793
Interest expense	(163,811)	(540,757)	(319,440)	(1,466,286)
Interest expense - related parties	(8,100)	(8,100)	(16,200)	(16,200)
Realized loss on marketable securities available-for-sale	-	(37,979)	-	(90,658)
Gain on revaluation for receivable of marketable securities available-for-sale	-	8,544	-	27,644
Change in fair value of derivative liabilities	(3,191,173)	3,941,234	(6,154,937)	(7,299,047)
Total other expenses	(3,352,829)	3,361,694	(6,480,367)	(8,743,754)
Loss from continuing operations before income taxes	(3,632,321)	3,017,578	(6,967,207)	(9,436,011)
Income tax expense	-	-	-	-
Net loss from continuing operations	(3,632,321)	3,017,578	(6,967,207)	(9,436,011)
Discontinued operations:		-
Loss from discontinued operations, net of taxes	-	(24,279)	-	(47,811)
Gain on disposal of subsidiaries, net of taxes	-	-	-	-
Total income from discontinued operations, net of taxes	-	(24,279)	-	(47,811)
Net (loss) income	(3,632,321)	2,993,299	(6,967,207)	(9,483,822)
Net income (loss) attributable to CD International Enterprises, Inc.	(3,632,321)	2,993,299	(6,967,207)	(9,483,822)
Dividends on series A preferred stock	(20,130)	(20,130)	(40,260)	(40,260)
Net (loss) income allocable to common stockholders	$(3,652,451)	2,973,169	$(7,007,467)	$(9,524,082)
COMPREHENSIVE INCOME (LOSS):
Net (loss) income	$(3,632,321)	2,993,299	$(6,967,207)	$(9,483,822)
Foreign currency translation adjustments	1,130	986	3,006	504
Unrealized gain on marketable securities available-for-sale	-	23,453	-	53,103
Comprehensive (loss) income attributable to CD International Enterprises, Inc.	(3,631,191)	3,017,738	(6,964,201)	(9,430,215)
Preferred stock dividend	(20,130)	(20,130)	(40,260)	(40,260)
Comprehensive (loss) income attributable to common stockholders	$(3,651,321)	2,997,608	$(7,004,461)	$(9,470,475)
Net income (loss) per common share - basic:
Net income (loss) from continuing operations	$(0.10)	$9.67	$(0.24)	$(440.35)
Net income (loss) from discontinued operations	-	(0.77)	-	(2.22)
Net income (loss) per common share	$(0.10)	$93.90	$(0.24)	$(442.57)
Net income (loss) per common share - diluted:
Net income (loss) from continuing operations	$(0.10)	$17.90	$(0.24)	$(440.04)
Net income (loss) from discontinued operations	-	(0.14)	-	(2.22)
Net income (loss) per common share	$(0.10)	$17.76	$(0.24)	$(442.26)
Basic weighted average common shares outstanding	34,806,688	31,661	28,711,226	21,520
Diluted weighted average common shares outstanding	34,806,688	167,496	28,711,226	21,535

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended March 31, 2017 and 2016
(Unaudited)
	For the Six Months Ended March 31,
CASH FLOWS FROM OPERATING ACTIVITIES:	2017	2016
Net loss from continuing operations	$(6,967,207)	$(9,436,011)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,265	3,619
Share based compensation - employees	309,800	-
Share issued to third parties for services provided	86,260	81,100
Stock option expenses	-	52,086
Realized loss on marketable securities available-for-sale	-	90,658
Amortization of debt discounts	172,695	1,231,147
Change in fair value of derivative liabilities	6,154,937	7,299,047
Other income due to revaluation of accounts receivable and accounts payable	-	(27,644)
Changes in operating assets and liabilities:
Accounts receivable and accounts receivable - related party	-	7,912
Prepaid expenses and other current assets, net	(3,475)	(9,055)
Accounts payable and accrued expenses	113,389	29,153
Other payables - related parties	68,565	(21,113)
Other liabilities	12,039	138,972
Net cash used in operating activities - continuing operations	(51,732)	(560,129)
Loss from discontinued operations	-	(47,811)
Depreciation	-	5,185
Net cash used in operating activities - discontinued operations	-	(42,626)
NET CASH USED IN OPERATING ACTIVITIES	(51,732)	(602,755)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of marketable securities available-for-sale	-	42,733
Net cash provided by investing activities - continuing operations	-	42,733
Net cash provided by investing activities - discontinued operations	-	-
NET CASH PROVIDED BY INVESTING ACTIVITES	-	42,733
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans	40,000	492,000
Borrowings from related parties	17,491	18,572
Proceeds from exercise of options and warrants	-	198,100
Repayments to related parties	-	(310)
Repayments of loan payable	(5,133)	(120,168)
Net cash provided by financing activities - continuing operations	52,358	588,194
Net cash provided by financing activities - discontinued operations	-	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	52,358	588,194
EFFECT OF EXCHANGE RATE ON CASH	(38)	(82)
NET CHANGE IN CASH	588	28,090
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	10,309	22,634
CASH AND CASH EQUIVALENTS AT END OF PERIOD	10,897	50,724
Less: Cash and Cash Equivalents of Discontinued Operations at End of Period	-	1,255
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$10,897	$49,469
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$4,367	$69,238
Income taxes paid	$-	$-
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Deferred revenues received in the form of marketable securities	$-	$61,374
Unrealized loss on marketable securities available-for-sale	$-	$53,103
Common stock issued for loan conversions and accrued interest	$43,291	$956,036
Debt discount recorded on convertible debt due to conversion feature	$68,566	$1,774,000
Accrual for preferred stock dividend	$40,260	$40,260
Accrued interest, default charges and legal expenses added to loan payable due to litigation settlement	$72,552	$393,032
Derivative liabilities written off into additional paid-in capital due to debt conversions	$133,733	$4,384,404

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017

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

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017

For the three and six months ended March 31, 2017 and 2016, subsidiaries included in continuing operations consisted of the following:

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

In April 2016, the Company ceased the operations and abandoned Capital Resource Management Co., Ltd. ("Capital Resource Management"), an entity in the Consulting segment. We reclassified the operational loss of Capital Resource Management as discontinued operational loss for the three and six months ended March 31, 2016.

Going Concern

For the three and six months ended March 31, 2017, the Company incurred a net loss from continuing operations of approximately $3.6 million and $7.0 million, respectively. These loss were mainly related to the loss from changes in fair value of derivative liabilities. As of March 31, 2017, the Company also has a working capital deficit of $27.8 million. In addition, the Company has a significant amount of short term loans and convertible notes payable, totaling $1.9 million from unrelated parties, which requires the Company to secure additional funds given the Company's current cash position. The Company's cash and cash equivalent and revenues are not currently sufficient and cannot be projected to cover operating expenses in the coming year. These factors raise substantial doubt as to the ability of the Company to continue as a going concern.  Management's plans include attempting to raise funds through debt and equity financings and restructuring on-going operations to eliminate inefficiencies to meet operating needs. There is no assurance that management's plans will be successful. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017

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

Concentration of Credit Risks

Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash and trade accounts receivable. We deposit our cash with high credit quality financial institutions in the United States and China.  As of March 31, 2017, we had no bank deposits in the United States that exceeded federally insured limits.  At March 31, 2017, we had deposits of $1,932 in banks in China. In China, there is no equivalent federal deposit insurance as in the United States, so the amounts held in banks in China are not insured. We have not experienced any losses in such bank accounts through March 31, 2017.

At March 31, 2017 and September 30, 2016, bank deposits by geographic area were as follows:

Country	March 31, 2017		September 30, 2016
United States	$8,965	82%	$9,221	89%
China	1,932	18%	1,088	11%
Total cash and cash equivalents	$10,897	100%	$10,309	100%

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
March 31, 2017

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

The Company's loans payable approximate the fair value of such instruments based upon management's best estimate of interest rates that would be available to the Company for similar financial arrangements at March 31, 2017 and September 30, 2016.

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

The financial assets and liabilities carried at fair value on a recurring basis at March 31, 2017 are as follows:

Financial assets and liabilities	Fair Value	Level 1	Level 2	Level 3
Derivative liabilities	$(16,048,346)	-	-	$(16,048,346)
	$(16,048,346)	$-	$-	$(16,048,346)

The financial assets and liabilities carried at fair value on a recurring basis at September 30, 2016 are as follows:

Financial assets and liabilities	Fair Value	Level 1	Level 2	Level 3
Derivative liabilities	$(9,958,576)	-	-	$(9,958,576)
	$(9,958,576)	$-	$-	$(9,958,576)

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
March 31, 2017

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

Foreign Currency Translation

The accompanying consolidated financial statements are presented in United States dollars ("U.S. dollar"). The functional currency of our Chinese subsidiaries is the Renminbi ("RMB"), the official currency of the People's Republic of China ("PRC"). Capital accounts of the consolidated financial statements are translated into U.S. dollars from RMB at their historical exchange rates when the capital transactions occurred.  Assets and liabilities are translated at the exchange rates as of the balance sheet date.  Income and expenditures are translated at the average exchange rates for the three month periods ended March 31, 2017 and 2016, respectively.  A summary of the conversion rates for the periods presented is as follows:

	March 31, 2017	September 30, 2016	March 31, 2016
Period end RMB: U.S. dollar exchange rate	6.8882	6.6717	6.4479
Average fiscal-year-to-date RMB: U.S. dollar exchange rate	6.8607	6.5343	6.4614

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
March 31, 2017

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

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017

The following table presents the computation of basic and diluted loss per share for the three and six months ended March 31, 2017 and 2016:

	For the Three Months Ended March 31, 2017	For the Three Months Ended March 31, 2016	For the Six Months Ended March 31, 2017	For the Six Months Ended March 31, 2016
Numerator:
Net income (loss) from continuing operations	$(3,632,321)	$2,993,299	$(6,967,207)	$(9,483,822)
Preferred stock dividends	(20,130)	(20,130)	(40,260)	(40,260)
Numerator for basic EPS -net income (loss) from continuing operations	(3,652,451)	2,973,169	(7,007,467)	(9,524,082)
Numerator for basic EPS - net income (loss) from discontinued operations	-	-	-	(47,811)
Numerator for basic EPS - net income (loss) allocable to common stockholders	(3,652,451)	2,973,169	(7,007,467)	(9,524,082)
Effect of dilutive securities:
Employee stock options	-	-	-	-
Change in fair value of warrant derivative liabilities	-	(1,244)	-	(16,644)
Preferred stocks dividend	-	20,130	-	-
Interest and change in fair value of conversion option derivative liabilities	-	(180,822)	-	-
Numerator for diluted EPS - net income (loss) from continuing operations after assumed conversions	(3,652,451)	2,811,233	(7,007,467)	(9,540,726)
Numerator for diluted EPS - net income (loss) from discontinued operations after assumed conversions	-	-	-	-
Numerator for diluted EPS - net income (loss) allocable to common stockholders after assumed conversions	$(3,652,451)	$2,811,233	$(7,007,467)	$(9,540,726)

Denominator:
Denominator for basic EPS - weighted-average shares	34,806,688	31,661	28,711,226	21,520
Effect of dilutive securities:
Employee stock options	-	-	-	-
Warrants	-	22	-	15
Convertible preferred stock	-	125,823	-	-
Convertible notes	-	10,004	-	-
Dilutive potential common shares	-	135,849	-	15
Denominator for diluted EPS - adjusted weighted-average shares and assumed conversions	34,806,688	31,661	28,711,226	21,520

Net income (loss) per common share - basic:
Net income (loss) from continuing operations	$(0.10)	$94.67	$(0.24)	$(440.35)
Net income (loss) from discontinued operations	-	(0.77)	-	(2.22)
Net income (loss) per common share - basic	$(0.10)	$93.90	$(0.24)	$(442.26)
Net income (loss) per common share - diluted:
Net income (loss) from continuing operations	$(0.10)	$17.90	$(0.24)	$(440.04)
Net income (loss) from discontinued operations	-	(0.14)	-	(2.22)
Net income (loss) per common share - diluted	$(0.10)	$17.76	$(0.24)	$(442.26)

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017

Diluted net income (loss) per share is computed using the weighted average number of common shares and dilutive potential common shares outstanding during the respective periods. The potentially dilutive securities that were not included in the calculation of diluted net income (loss) per share in the periods presented where their inclusion would be anti-dilutive including option to purchase common shares of 0 and 450, and convertible note convertible into common shares of (404,070,910) and 19,148 on a weighted average basis for the three months ended March 31, 2017 and 2016; and option to purchase common shares of 0 and 450, warrant to purchase common shares of 0 and 23, convertible preferred stock to convert into common shares of 995,054,090 and 125,063, and convertible note convertible into common shares of 221,845,730 and 34,788 on a weighted average basis for the six months ended March 31, 2017 and 2016, respectively.

NOTE 3 - LOANS PAYABLE

Loans payable at March 31, 2017 and September 30, 2016 consisted of the following:

Description	March 31, 2017	September 30, 2016

China Direct Investments loan from Draco Resources, Inc. Due on March 18, 2015 with 2% annual interest rate. The loan is unsecured and currently in default.	$200,000	$200,000

CDII loan from TCA Global Credit Master Fund, LP. Due on January 31, 2015 with 18% annual effective interest rate including 10% annual interest rate per the loan agreement and 8% other fees and charges. The loan is secured by pledge of assets of CDII. (1) See Note 4 for derivative liabilities.	809,396	753,100

China Direct Investments loan from Kong Tung, a Chinese citizen. Originally due on January 7, 2015 and extended to December 31, 2015. 2% interest rate per month. Secured by pledge of assets of CDII. (2) See Note 4 for derivative liabilities.	148,680	153,000

CDII loan from multiple institutional investors with a term from four months to one year, issued with original issue discount ("OID") and deferred financing cost net of unamortized debt discount of $40,606 as of March 31, 2017. 8% - 12% annual interest rate and Conversion Price is equal to 50% - 60% of lowest trading price of CDII common stock for certain consecutive days prior to the conversion. Secured by pledge of assets of CDII. (3) Also see Note 4 for derivative liabilities and Note 11 for more discussion of conversion.	386,322	306,725

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
	286,517	253,300

CDII loan from Money Works Direct in the principal amounts of $50,000 and $120,000, monthly interest rates at 4.44% and 4.61%, respectively, due on October 15, 2016. Secured by pledge of assets of CDII. China Direct Investments make cash repayment of $1,500 for the two loans per week.	29,445	34,578
Total	1,860,360	1,700,703
Less: current portion	(1,860,360)	(1,700,703)
Loans payable, long-term	$-	$-

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017

(1)             On October 15, 2015, the Company and TCA entered into a settlement agreement pursuant to which both parties agreed that the outstanding obligations the Company owed to TCA should be $1,036,032 as of October 8, 2015, including $643,000 for the principal, $122,133 for accrued and unpaid interest and other fees and charges and $270,899 for the advisory fees. According to the terms agreed upon in the settlement agreement, the Company should make monthly payments to TCA in the amount of $40,000 commencing on November 30, 2015 by means of ACH transfer or by payment made to TCA through a third party until the complete repayment of all payables due to TCA. The Company is making the timely payments through the assignments of notes to other three institutional investors in the totaling of $415,000 as of March 31, 2017, which included five master exchange agreements with three institutional investors that the Company entered into. Pursuant to the exchange agreements, the institutional investor shall exchange, at its option, $50,000, $100,000, $100,000, $125,000 and $40,000 principal amount of convertible notes of the Company plus any accrued interest for shares of the Company's common stock at $0.0001 par value per share at the exchange price of 57% - 55% of the lowest trading price of the Company's common stock during the 5 or 10 consecutive trading day period preceding the exchange dates from October 15, 2015 to June 28, 2016, respectively. These institutional investors converted a total of $415,026, including $412,600 of principals and $2,426 of interests, into a total of 1,684,410 shares of the Company's common stock, as of March 31, 2017. The balance of total obligation to TCA was 781,220, including the principal of $624,951 and accrued interest added to principal of $135,310 as of March 31, 2017. The balance of total obligation to TCA was $753,100, including the principal of $627,451 and accrued interest added to principal of $125,649, as of September 30, 2016.

(2)             On April 7, 2014, China Direct Investments borrowed $600,000 from Kong Tung, who was the former Director of the Company and resigned his position as a Director of the Company on March 26, 2015. On January 7, 2015, the Company and Kong Tung entered into an amendment to promissory note, where the maturity date of the note is extended to December 31, 2015 and a conversion option is added. Pursuant to the amendment to promissory note, after the maturity date of the note, the note holder shall have the right, at any time and from time to time, to convert the outstanding principal amount and accrued interest into CDII's common stocks. The conversion price shall be equal to 85% of the closing price CDII common stock on the date of conversion. On December 15, 2016, the Company issued 2,400,000 shares of the Company's common stocks to Kong Tung for the conversion of $4,320 as partial payment of the remaining balance of $600,000 loan to China Direct Investments. In additional, the Company is making the repayments through the assignments of notes to other three institutional investors in the totaling of $415,000 as of March 31, 2017, which included the following notes:

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

 (B) From October 15, 2015 to July 11, 2016, Kong Tung and two institutional investors entered into three note purchase agreements to sell $50,000, $100,000 and $50,000 out of the remaining Kong Tung's convertible note, bearing an interest rate of 12%, 12% and 8% with a maturity date of October 15, 2016, March 24, 2017 and July 11, 2017, respectively. The conversion price of the note is 55% of the lowest trading price of the Company's common stock during the 10 - 20 consecutive trading days prior to the conversion date. These institutional investors converted a total of $191,977 of these three notes into a total of 964,764 shares of the Company's common stock by March 31, 2017.

(3)          On October 20, 2015, the Company issued a convertible promissory note for the amount of $40,000 to an institutional investor, at a 10% annual interest rate. This note provides conversion features, and the conversion price is the lower of (1) the closing sale price of the common stock on the principal market on the trading day immediately preceding the closing date, and (2) 60% of the lowest trading price of the Company's common stock during the 20 consecutive trading days prior to the date of conversion. This note becomes due and payable on October 20, 2016 and is guaranteed by all the subsidiaries of the Company. This note is in default and default interest rate is 24%. As of March 31, 2017, the institutional investor converted all the principal of $40,000 and accrued interest of $6,798 for this note into 3,949,936 shares of the Company's common stock.

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017

On October 22, 2015, the Company issued a convertible note to an institutional investor for the principal amount of $25,000 with interest rate of 8% and maturity date of October 22, 2016. The holder of the note is entitled to convert the note into the Company's common stock, after 180 days and cash payment at a price equals to 60% of the lowest trading price for the last 20 trading days prior to conversion. On October 22, 2015, the Company received $23,000 in cash and $2,000 was retained by the institutional investor through an original issue discount for due diligence and legal bills related to this transaction. Before the Company issued the second note to this institutional investor for the principal of $25,000 with the same terms as the first note of $25,000 on June 14, 2016, the institutional investor converted all $25,000 of the first note into 6,305 shares of the Company's common stock. On June 14, 2016, the Company received $23,000 in cash and $2,000 was retained by the institutional investor through an original issue discount for due diligence and legal bills related to this transaction. As of March 31, 2017, the institutional investor converted all $25,000 of the second note into 85,841 shares of the Company's common stock.

On December 9, 2015, January 25, 2016, February 24, 2016 and April 5, 2016 the Company issued four convertible promissory notes for a total amount of $270,000 to an institutional investor, at a 12% - 10% annual interest rate. These notes provide conversion features equal to 55% of the lowest trading price of the Company's common stock during the 10 consecutive trading days prior to the date of conversion. The terms of these notes were one year. In any event of default, additional interest will accrue at the rate equal to the lower of 22% - 20% per annum. The sum of $222,000 was remitted and delivered to the Company and the remaining $48,000 was retained by the purchaser through an original issue discount for due diligence and legal bills related to the transaction. As of March 31, 2017, the institutional investor converted a totaling of $50,789 of this note into 7,517,447 shares of the Company's common stock.

On March 2, 2016, the Company issued a convertible promissory note for the amount of $56,750 to an institutional investor, at a 10% annual interest rate and default interest rate at 24%. This note becomes due and payable on December 2, 2016. This note provides conversion features equal to 55% of the lowest trading price of the Company's common stock during the 25 consecutive trading days prior to the date of conversion. On March 11, 2016, the Company received $45,000 in cash and $11,750 was retained by the institutional investor through an original issue discount for due diligence and legal bills related to this transaction. As of March 31, 2017, the institutional investor converted the principal of $2,017 and accrued interest of $9,743 of this note into a total of 2,412,642 shares of the Company's common stock.

On April 19, 2016, the Company issued a convertible promissory note for the amount of $15,000 to an institutional investor, at a 12% annual interest rate. This note becomes due and payable on January 19, 2017. This note provides conversion features equal to 55% of the lowest trading price of the Company's common stock during the 15 consecutive trading days prior to the date of conversion. On April 29, 2016, the Company received $11,700 in cash and $3,300 was retained by the institutional investor through OID. As of March 31, 2017, the institutional investor converted the principal of $5,141 of this note into 2,593,754 shares of the Company's common stock.

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

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017

(4)           On January 10, 2017, the Company entered into convertible promissory note with Yewen Xi for the principal amount of $40,000, at a 12% annual interest rate and maturity date of January 9, 2018. Yewen Xi shall have right to convert the outstanding principal amount and accrued interest after July 9, 2017 and the conversion features equal to 75% of the average closing price of the Company's common stock five consecutive days prior to the conversion. The Company received $40,000 in cash on January 10, 2017.

On January 29, 2016, February 22, 2016 and March 29, 2017, the Company issued 2,500, 2,000 and 1,700,000 shares of the Company's common stocks to Yewen Xi for the conversion of $169,500, $112,200 and $6,783, respectively, as partial payment of the $500,000 loan to China Direct Investments. In additional, the Company is making the repayments through the assignments of notes to other three institutional investors in the totaling of $165,000 as of March 31, 2017, which included the following notes:

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

 (B) On April 19, 2016 and April 29, 2016 the Company entered into two notes purchase agreement with an institutional investor to sell each of $30,000 of Yewen Xi's note, at a 12% annual interest rate. These notes provide conversion features equal to 55% of the lowest trading price of the Company's common stock during the 15 consecutive trading days prior to the date of conversion. As of March 31, 2017, the institutional investor converted all principals of these two notes and $344 accrued interests into 13,578 shares of the Company's common stock.

 (C) On April 19, 2016 and May 18, 2016, the Company entered into two notes purchase agreement with an institutional investors to sell each of $40,000 of Yewen Xi's note, at an 8% annual interest rate. These notes provide conversion features equal to 55% and 50% of the lowest trading price of the Company's common stock 20 complete trading days prior to the date of conversion, respectively. As of September 30, 2016, the institutional investors converted all of $40,000 note signed on April 19, 2016 and accrued interest of $63 into 8,460 shares of the Company's common stock. As of March 31, 2017, the institutional investors partially converted $36,749 of $40,000 note signed on May 18, 2016 into 2,337,681 shares of the Company's common stock.

The interest expense and interest expense - related parties for the loans amounted to $171,911 and $548,857, including amortization of debt discount in the amount of $114,750 and $407,071, for the three months ended March 31, 2017 and 2016, respectively. The interest expense and interest expense - related parties for the loans amounted to $335,640 and $1,482,486, including amortization of debt discount in the amount of $172,695 and $1,231,147, for the six months ended March 31, 2017 and 2016, respectively.

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

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017

 The table below shows the Black-Scholes Option Pricing Model inputs used by the Company to value the conversion option derivative liability, as well as the determined value of the option liability at each measurement periods during the three months ended March 31, 2017 and 2016:

	2017	2016
Expected dividend	-%	-%
Expected term (in years)	0.01 - 1.00	0.50
Volatility	11% - 833%	131% - 293%
Risk-free rate	0.00% - 0.94%	0.08% - 0.09%

As of March 31, 2017, the fair value of the embedded conversion options was determined using the Black-Scholes option -pricing model to be $2,615,116. During the three and six months ended March 31, 2017, $89,368 and $133,732 of the derivative liabilities associated with embedded conversion options was written-off to equity upon the conversion of the notes. The total change in fair value of derivative liabilities related to convertible notes amounted to a loss of $1,227,782 and $4,962,034 for the six months ended March 31, 2017 and 2016, respectively.

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

The Company used maximum value method to determine the fair value of derivative liabilities related to preferred stock conversion option. As of March 31, 2017 and September 30, 2016, the fair value of the derivative liabilities for preferred stock conversion option were $13,433,230 and $8,506,075. The net changes in fair value of derivative liabilities of preferred stock during the periods were expense of $4,927,155 and $4,174,176 during six months ended March 31, 2017 and 2016.

Below is the reconciliation of the fair value of the Company's derivative liabilities during the three months ended March 31, 2017:

Beginning balance as of September 30, 2016	$9,958,576
Additions due to new convertible note	68,566
Write-off of derivative liabilities due to conversion of convertible notes	(133,733)
Change in the fair value of derivative liabilities
Loss related to derivative liabilities being marked to market	6,154,937
Ending balance as of March 31, 2017	$16,048,346

NOTE 5 - RELATED PARTY TRANSACTIONS

List of Related Parties

We have specified the following persons and entities as related parties with ending balances as of March 31, 2017 and September 30, 2016:

-	James (Yuejian) Wang, the CEO, CFO and sole member of the Board of Directors of the Company;
-	Xiaowen Zhuang, a management member of CDI Shanghai Management and brother of James (Yuejian) Wang;
-	Lawrence Wang, the brother of James (Yuejian) Wang;
-	Dragon Capital Group, Corp. ("Dragon Capital"), a company organized under the laws of Nevada, USA, the principal owner of Dragon Capital is Lawrence Wang; and
-	Individuals who are regularly employed by China Direct Investments.

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017

As of March 31, 2017, loan payables and other payables - related parties were $1,066,621 consisting of loan payables - related parties of $436,682 and other payables - related parties of $629,939 as set forth below:

Loan Payables - Related Parties

At March 31, 2017 and September 30, 2016, loan payables - related party was for working capital purposes, which were $436,682 and $420,482, respectively, as follows:

CD International Subsidiary	Related Party	March 31, 2017	September 30, 2016
China Direct Investments	James (Yuejian) Wang	$436,682	$420,482
Total Loan Payables-Related Parties		$436,682	$420,482

From time to time, China Direct Investments borrowed funds from James (Yuejian) Wang. At March 31, 2017 and September 30, 2016, CDII owed James Wang a total of $436,682 and $420,482, including aggregate principal loan amount of $300,000 and accrued interest of $136,682 and $120,482, respectively. The loans bear interest at 12% per annum with principal of $300,000 originally due on September 30, 2014. On September 12, 2014, James (Yuejian) Wang entered into Addendum I to the note agreement and agreed that the Company shall have the option to pay back to the lender the principal amount and all accrued interest upon maturity date in form of the Company's common stock valued at $0.05 per share. The Company did not elect to pay off the loan in common stock. On December 22, 2015, both parties entered into Addendum II to the note agreement and the maturity date was extended to September 30, 2016 with the same terms and conditions of the original note. This note is in default at March 31, 2017.

Other Payables - Related Parties

At March 31, 2017 and September 30, 2016, other payables - related party for working capital purposes were $629,939 and $546,068, respectively, as follows:

CD International Subsidiary	Related Party	March 31, 2017	September 30, 2016
China Direct Investments	James (Yuejian) Wang	$492,334	$423,769
China Direct Investments	CDII Employees	55,000	55,000
CDI Shanghai Management	Xiaowen Zhuang	65,184	49,313
CDI Shanghai Management	Dragon Capital	17,421	17,986
Total Other Payable-Related Parties		$629,939	$546,068

Other payables-related parties represent advances to the Company for working capital purpose and expenses James (Yuejian) Wang paid on behalf of the Company. During the fiscal year ended on September 30, 2016, two employees advanced to the Company amounts totaling $55,000. The advances are interest-free and are due on demand. As of March 31, 2017, total employee advance outstanding is $55,000, which was included in other liabilities.

NOTE 6 - OTHER LIABILITIES

Other liabilities included the following as of March 31, 2017 and September 30, 2016:

Account	March 31, 2017	September 30, 2016
Accrued salary payable	$1,132,070	$1,151,243
Accrued income tax expense assessments (1)	6,011,529	6,011,529
Accrued dividend payable	237,530	197,270
Other tax payable	3,560	3,785
Other payable	37,232	46,567
Total other liabilities	$7,421,921	$7,410,394

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017

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

As of March 31, 2017 and September 30, 2016, Series D, E, and G preferred stock have no shares issued and outstanding and there is 1,006 shares of Series A preferred stock issued and outstanding. The Series A preferred stock has a stated value per share of $1,000, carries an 8% per annum dividend rate payable quarterly in arrears on January 1, April 1, July 1 and October 1 (each a "dividend date").  The dividends can be paid in cash or shares of our common stock, at our option, subject to certain provisions, on each dividend date. The holders are entitled to convert any whole number of preferred shares, plus the amount of any accrued but unpaid dividends per preferred share then remaining into the Company's common stock at the conversion rate which equals to the quotient of (i) the sum of the stated value and additional amount divided by (ii) the conversion price which was initially $7.00. The additional amount is calculated using a formula to represent the accrued but unpaid dividend. The terms of the Series A preferred stock provide that if we sell common stock at a price per share less than the then conversion price of the preferred stock, then we are required to reduce the conversion price of the Series A convertible preferred stock to the lower price of the subsequent sale. Since we have issued securities at prices lower than the exercise price of the $7.00 per share conversion price of the Series A preferred stock, we reduced the exercise price of those outstanding securities. The embedded conversion option is not clearly and closely related to the host contract as the preferred shares are redeemable at the holder's option. In addition, the conversion price of the preferred stock is subject to adjustment, and therefore requires the conversion feature to be treated as derivative liabilities as provided under ASC 815. See Note 4 for discussion on derivative liabilities.

The dividends calculated at $20,130 per quarter are payable in cash or shares of our common stock at our option subject to certain provisions. If paid in shares of common stock, the stock shall be valued at the lower of the conversion price or the average of the weighted average price of the 10 consecutive trading days immediately preceding the dividend date. During the three months ended March 31, 2017 and 2016, we did not pay off dividends in cash or our common stock on our Series A convertible preferred stock. As of March 31, 2017 and September 30, 2016, accrued dividend payable is $237,530 and $197,270, respectively.

Common Stock

Effective March 25, 2016, the Company's total number of shares of common stock authorized increased from 1,000,000,000 to 2,500,000,000 shares, par value $.0001, pursuant to the unanimous approval of the board of directors on March 8, 2016. On June 27, 2016, the Company received approval from FINRA for our 200 to 1 reverse split on the Company's common stock; the reverse split was effective as of June 28, 2016. Effective December 1, 2016, the Company's total number of shares of common stock authorized increased from 2,500,000,000 to 9,500,000,000 shares, par value $.0001, pursuant to the unanimous approval of the board of directors on October 12, 2016. On November 29, 2016, the Company received approval from FINRA for our 100 to 1 reverse split on the Company's common stock; the reverse split was effective as of December 1, 2016. At March 31, 2017, there were 34,577,258 shares of common stock issued and outstanding and there were 9,947,740 shares of common stock issued and outstanding at September 30, 2016. All share and per share amounts herein have been retroactively restated to reflect the splits.

On March 17, 2017, the Company entered into a Consulting Agreement with a consultant for a period terminating on March 31, 2019, where the Consultant will receive multiple issuances of stock compensation for a total value of $400,000 for the sales and marketing of CBD products. These shares shall be issued periodically no later than the end of each calendar quarter. The first issuance of 3,400,000 shares of the Company’s common stock was made on March 30, 2017.

During the six months ended March 31, 2017, the Company issued a total of 43,343,248 share of our common stock comprised of: 6,100,000 shares of our common stock to consultants for services, valued at $86,260; 19,200,000 shares of our common stock to employee compensation, valued at $309,800, 18,040,408 shares of common stocks for the convertible notes on Note 3, valued at $43,291 and derivative liabilities written off into additional paid-in capital due to debt conversions of $133,733.

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017

During the six months ended March 31, 2016, the Company issued a total of 34,192 share of our common stock comprised of: 675 shares of our common stock to consultants for services, valued at $81,100; 32,767 shares of common stocks for the convertible notes on Note 5, valued at $956,036 and derivative liabilities written off into additional paid-in capital due to debt conversions of $4,384,404. The Company also issued 750 shares in connection with the exercise of 7500 stock options for consideration in the total of $148,000 of common stock, and the Company received the proceeds of the exercise of options in the amount of $116,000 on December 10, 2015 and $32,000 February 25, 2016, respectively.

NOTE 8 - SEGMENT INFORMATION

For the three months ended March 31, 2017 and 2016, the Company operated in two reportable business segments - (1) Trading segment, where we sell and distribute of a variety of products, including iron ore products, non-ferrous metals, recycled materials, and industrial commodities, and (2) Consulting segment where we provide business and financial consulting services to U.S. public companies that operate primarily in China. The Company's reportable segments are strategic business units that offer different products. They are managed separately based on the fundamental differences in their operations.  Information with respect to these reportable business segments for the three months ended March 31, 2017 and 2016 are as follows:

Revenues:	For the Three Months Ended March 31, 2017	For the Three Months Ended March 31, 2016	For the Six Months Ended March 31, 2017	For the Six Months Ended March 31, 2016
Mineral Trading	$-	$-	$-	$-
Consulting	-	48,772	-	82,987
Include: revenues from related parties	-	21,375	-	45,249
Total revenue:	$-	$48,772	$-	$82,987

Depreciation:
Mineral Trading	$-	$-	$-	$-
Consulting	-	3,049	1,265	8,804
Total depreciation:	$-	$3,049	$1,2654	$8,804

Interest expenses and interest expenses - related parties:
Mineral Trading	$-	$-	$-	$-
Consulting	171,911	548,857	335,640	1,482,486
Total interest expenses and interest expenses - related parties:	$171,911	$548,857	$335,640	$1,482,486

Net income (loss) from continuing operations:
Mineral Trading	$-	$(500)	$-	$(500)
Consulting	(3,632,321)	2,993,799	(6, 967,207)	(9,483,322)
Total net income (loss) from continuing operations:	$(3, 632,321)	$2,993,299	$(6, 967,207)	$(9,483,822)

Total tangible assets by segment as of March 31, 2017 and September 30, 2016 are as follows:

	March 31, 2017	September 30, 2016
Trading	$-	$-
Consulting	-	1,265
Total tangible assets	$-	$1,265

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017

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

Summarized Financial Information for Discontinued Operations

The following table presents the results of discontinued operations for the three months ended March 31, 2017 and 2016:

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2017	2016	2017	2016
Revenues	$-	$-	$-	$-
Cost of revenues	-	-	-	-
Loss before income taxes	-	(24,279)	-	(47,811)
Income tax expense	-	-	-	-

Loss from discontinued operations, net of taxes	-	(24,279)	-	(47,811)
Gain (loss) from disposal, net of taxes	-	-	-	-
Total loss from discontinued operations, net of taxes	$-	$(24,279)	$-	$(47,811)

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

CD INTERNATIONAL ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017

NOTE 11 - SUBSEQUENT EVENTS

On April 4, 2017, the Company registered a new subsidiary of Green Products Distribution, Inc., a Florida corporation and a 100% owned subsidiary of CD International Industries. The launch of Green Products Distribution, Inc. is associated with online store and a new initiative to distribute bulk Cannabidilo crystal in the USA.

On April 18, 2017, the Company entered into convertible promissory note with an institutional investor for the principal amount of $58,000, at a 12% annual interest rate and maturity date of January 30, 2018. This note provides conversion features equal to 61% of the average of the lowest two trading price of the Company's common stock during the 15 consecutive trading days prior to the date of conversion. On April 20, 2017, the Company received $55,000 in cash and $2,000 was retained by the institutional investor through OID.

On April 20, 2017, the Company entered into convertible promissory note with an institutional investor for the principal amount of $26,000, at a 12% annual interest rate and maturity date of October 20, 2017. This note provides conversion features equal to 55% of the lowest trading price of the Company's common stock during the 15 consecutive trading days prior to the date of conversion. On April 25, 2017, the Company received $22,500 in cash and $3,500 was retained by the institutional investor through OID.

On April 24, 2017, the Company entered into convertible promissory note with an institutional investor for the principal amount of $35,000, at a 10% annual interest rate and maturity date of April 24, 2018. This note provides conversion features equal to 55% of the lowest trading price of the Company's common stock during the 20 consecutive trading days prior to the date of conversion. On April 24, 2017, the Company received $33,000 in cash and $2,000 was retained by the institutional investor through OID.

On May 3, 2017, the Company entered into convertible promissory note with an institutional investor for the principal amount of $45,000, at a 8% annual interest rate and maturity date of May 3, 2018. This note provides conversion features equal to 55% of the lowest trading price of the Company's common stock during the 20 consecutive trading days prior to the date of conversion. On May 4 2017, the Company received $42,750 in cash and $2,250 was retained by the institutional investor through OID.

During April and May in 2017, 6,000,000 shares of common stock was issued to the employees for total value of $74,500 pursuant to the 2016 Employee and Consultant Stock Incentive and Compensation Plan. The company also issued a total of 12,750,000 shares of common stock was issued to the consultants for total value of $155,000 and issued a total of 19,858,843 shares of common stock was issued to the institutional investors for notes' conversion in a total value of $101,799.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

The following discussion and analysis of our consolidated financial condition and results of operations for the three months ended March 31, 2017 and 2016 should be read in conjunction with the consolidated financial statements and other information presented in our Annual Report on Form 10-K for the year ended September 30, 2016 as filed with the Securities and Exchange Commission on March 14, 2017 and with the consolidated financial statements and other information presented in this Quarterly Report on Form 10-Q.

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

Our Trading segment engages in the source and distribution of the global purchase and sale of industrial commodities in the Americas, which include Cannabidiol (CBD)-related products, oil-related products, mineral ores and non-ferrous metals. We have realigned our investments to our industrial commodities business in the Americas to maximize our profits and cash flow over the past fiscal years of 2017 and 2016. We are very excited to begin retailing CBD-based products in Chinese-speaking communities through the newly established subsidiary, while also pursuing opportunities to distribute bulk CBD crystal in the U.S. Research has indicated CBD to be effective in treating epilepsy, Alzheimer's disease, cirrhosis of the liver and to provide relief from hangover, anxiety and stress. Because natural extract of CBD-based products is so similar to traditional Chinese medicine, management believes there is huge opportunity in Chinese-speaking communities for CBD-based products. We plan to choose the best products available to start penetration of these enormous potential markets.

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

OUR OUTLOOK

A significant portion of our business and operations are in China and, accordingly, its national economy plays a significant role in our results of operations. The Chinese economy advanced 6.9% year-on-year in the first quarter of 2017. Exports from China increased by 16.4 percent year-on-year to $180.6 billion in March of 2017, following a 1.3 percent decrease in February while markets expected a 3.2 percent growth. Considering the first three months of 2017, exports went up 8.2 percent from the same period a year earlier with sales increasing to Hong Kong (0.9 percent), India (14.2 percent), Japan (4.8 percent), South Korea (17.4 percent), Taiwan (10 percent), ASEAN countries (11.4 percent), the EU countries (7.4 percent), South Africa (16.5 percent), Brazil (35.8 percent), Russia (22.4 percent), Australia (8.7 percent) and New Zealand (6.5 percent).

Export growth has been a major component supporting China's rapid economic expansion. In the last 2 years, the exports declined due to weaker global demand but China's proportion of global exports rose to 13.8 percent in 2015 from 12.3 percent in 2014. Exports in China averaged $590.36 billion from 1983 until 2017, reaching an all time high of $2,273.72 billion in December of 2014 and a record low of $13 billion in January of 1984.

Information On Trends Impacting Our Reporting Segments Follows:

Trading Segment

AWe have been working on several major contracts focus on sourcing and distributing a variety of Cannabidiol-related products, oil-related products, industrial commodities such as iron ore and copper concentrate, we expect to see major transactions executed in 2017. In April 2017, the Company launched a new division to distribute Cannabidiol ("CBD") crystal in the U.S. and CBD-based products to Chinese speaking population. The launch of Green Products Distribution and the associated online store is a key part of the expansion plans underway. Our primary goal with this launch is to retail CBD-based products in Chinese-speaking communities, which collectively represent a potential global market of over 1.6 billion people.

 The CBD crystal is processed from industrial hemp and manufactured in China. The Chinese have long embraced homeopathic and natural remedies. CBD has been used to treat epilepsy, cirrhosis of the liver, to provide relief from anxiety, stress and to assist those burdened with Alzheimer’s disease. Green Products Distribution has launched a new online store (http://www.greencbdproducts.com/cbd). This is a key part of CD International’s new expansion plan. The Company has entered several distribution agreements with major U.S. CBD-based manufacturers to market CBD-based products to Chinese speaking population.

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

GOING CONCERN

Our financial statements have been prepared assuming we will continue as a going concern. For the three and six months ended March 31, 2017 we reported a net loss of $3.6 million and $7.0 million from continuing operations, respectively, and working capital deficit of $27.5 million. In addition, the Company has a significant amount of short term loan payable, totaling $1.9 million from unrelated parties, which requires the Company to secure additional funds given the Company's current cash position. The Company's cash and cash equivalent and revenues are not currently sufficient and cannot be projected to cover operating expenses in the coming year. These, among other operational issues, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

RESULTS OF OPERATIONS

For the three and six months ended March 31, 2017 and 2016, subsidiaries included in continuing operations consisted of the following:

-                   CDI China, Inc
-                   International Magnesium Group, Inc.
-                   CDII Minerals, Inc.
-                   CDII Minerals de Peru SAC
-                   Empresa Minera CDII de Bolivia S.A.
-                   China Direct Investments, Inc.
-                   CDI Shanghai Management Co., Ltd.

Summary of Selected Consolidated Financial Information

	For the Three Months Ended December 31,
	2017		2016
	Amount	% of Revenues	Amount	% of Revenues	% Increase (Decrease)
Mineral Trading	$-	-	$-	-	-
Consulting segment	-	-	48,772	100%	(100%)
Consolidated Revenues	$-	-	$48,772	100%	(100%)
Cost of revenues	-	-	12,888	26%	(100%)
Gross profit	-	-	35,884	74%	(100%)
Total operating expenses	279,492	-	380,000	779%	(26%)
Net income (loss)from continuing operations	$(3,632,321)	-	$3,017,578	6,187%	(220%)

	For the Six Months Ended March 31,
	2017		2016
	Amount	% of Revenues	Amount	% of Revenues	% Increase (Decrease)

Mineral Trading	$--	-	$-	0%	(100%)
Consulting segment	-	-	82,987	100%	(100%)
Consolidated Revenues	$-	-	$82,987	100%	(100%)
Cost of revenues	-	-	21,516	26%	(100%)
Gross profit	-	-	61,471	743%	(100%)
Total operating expenses	486,840	-	753,728	908%	(35%)
Net income (loss) from continued operations	$(6,967,207)	-	$(9,436,011)	11,370%	(26%)

Revenues

Revenues in the three and six months ended March 31, 216 is $0, decreased by 100%, as compared to the three month ended March 31, 2016. We do not have revenue generated in both our Consulting segment and Trading segment.

Our Consulting segment revenues primarily consist of consulting and advisory service fees we received from certain publicly traded U.S. companies with their primary business operations located in the PRC. We receive a fixed number of shares of their marketable securities or fees from those client companies, including both recurring and one-time transaction fees for services provided to clients. Consulting segment revenues vary from period to period depending upon the timing, nature and scope of services we provide to a particular client and performance of our client companies' stock price. Our Consulting segment generated approximately $0 in revenues during the three and six months ended March 31, 2017 , as compared to approximately $48,772 and $82,987 during the three and six months ended March 31, 2016, respectively.

Gross Profit

Our consolidated gross profit in the three and six months ended March 31, 2017 decreased by 100%, as compared to the three months ended March 31, 2016. We do not have gross profit in both our Consulting segment and Trading segment.

Total Operating Expenses

Total operating expenses, net of other operating income, decreased by approximately $101,000, or 26%, in the three months ended March 31, 2017, as compared to the three months ended March 31, 2016. The decrease was primarily due to the expiration of our employment contract with several employees who served our client base for both our U.S. headquarters and China-based operations. As compared with the three months ended March 31, 2017 to the three months ended March 31, 2016, we had a decrease of approximately $10,000 in employee payroll, a decrease of $29,000 in legal, a decrease of $12,000 in accounting fee, a decrease of $6,000 in stock transfer fee, a decrease of $9,000 in public relation expense and marketing expense and a decrease of $35,000 in office rent.

Total operating expenses, net of other operating income, decreased by approximately $267,000, or 35%, in the six months ended March 31, 2017, as compared to the six months ended March 31, 2016. To reduce our operating costs, we terminated outside consultants' service contracts and move the office to a small space in U.S. As compared with the six months ended March 31, 2017 to the six months ended March 31, 2017, we had a decrease of approximately $39,000 in employee compensation, a decrease of $109,000 in consulting service fee, a decrease of $37,000 in accounting fee, a decrease of $2,000 in insurance expense, a decrease of $4,000 in legal fee, a decrease of $3,000 in telephone expense, a decrease of $14,000 in public relation expense and marketing expense and a decrease of $59,000 in office rent.

Other Expenses

In the three months ended March 31, 2017, other expense was approximately $3.4 million as compared to other income of $3.4 million in the three months ended March 31, 2016. As compared to the three months ended March 31, 2016, we have an increase of approximately $7.1 million in change in fair market value of derivative liability related to our preferred stock and convertible notes, a decrease of approximately $9,000 for gain on revaluation of receivable of marketable securities available-for-sale, offset by a decrease of approximately $377,000 in interest expenses related to the amortization of debt discount, a decrease of approximately $38,000 for realized loss on marketable securities available-for-sale, and an increase of approximately $12,000 in other income in the three months ended March 31, 2017.

In the six months ended March 31, 2017, other expense was approximately $6.5 million as compared to other expense of $8.7 million in the six months ended March 31, 2016. As compared to the three months ended March 31, 2016, we have a decrease of approximately $1.1 million in change in fair market value of derivative liability related to our preferred stock and convertible notes, a decrease of approximately $91,000 for realized loss on marketable securities available-for-sale, a decrease of approximately $1,147,000 in interest expenses related to the amortization of debt discount, offset by a decrease of approximately $28,000 for gain on revaluation of receivable of marketable securities available-for-sale in the six months ended March 31, 2017.

Income Taxes

In both three and six months periods ended March 31, 2017 and 2016, we did not record income tax, since the loss was significant.

Net Loss from Continuing Operations

Net loss from continuing operations for the three and six months ended March 31, 2017 amounted to approximately $3.6 million and $7.0 million as compared to net income of $3.0 million and net loss of $9.4 million for the three and six months ended at March 31, 2016, respectively. The loss primarily consisted of $3.2 million and $6.2 million in other expense of changes in fair value of derivatie liabilties, which are no cash loss, for three and six months ended March 31, 2017, respectively.

Discontinued Operations

We do not have any loss from discontinued operations for the three and six months ended March 31, 2017 and loss from discontinued operations amount to approximately $285,000 and $309,000 for the three and six months ended March 31, 2016, respectively.

Net loss

Net loss for the three months ended March 31, 2017 amounted to approximately $3.6 million, as compared to net income of approximately $3.0 million for the three months ended March 31, 2016, primarily due to a decrease of $6.7 million in other expense, including an increase of approximately $7.1 million in change in fair market value of derivative liability related to our preferred stock and convertible notes, which is non cash loss.

Net loss for the six months ended March 31, 2017 amounted to approximately $7.0 million, as compared to net loss of approximately $9.5 million for six months ended March 31, 2016, primarily due to a decrease of $2.3 million in other expense, including a decrease of approximately $1.1 million in interest expense, and a decrease of approximately $1.14 million in change in fair market value of derivative liability related to our preferred stock and convertible notes, which is non cash loss.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash. As of March 31, 2017 we had a working capital deficit of $27.8 million, as compared to $21.3 million as of September 30, 2016. We rely upon cash generated from our operations, access under factoring and other lending relationships and advances from related parties to fund our operations. We do not have any commitments for capital expenditures. Our Consulting segment generally receives full payment in advance for consulting services to be provided over the term of the contract, primarily in the form of our client companies' common stock. For transactions in which we advise a new client company on entering into the U.S. public market for the first time, it may take some additional time for us to receive our transaction fees due to the necessary compliance and regulatory filing process, and it is possible that at such time, if ever, when we are able to sell the securities we receive as compensation, the funds we receive upon the sale will not be equal to the amount of revenue we initially recognized.  In addition, revenues from this segment do not provide cash to pay costs or operating expenses until we are able to liquidate those securities, on which there are no assurances.  As a result of the working capital deficit and the operating losses incurred, our cash flow from operations is not sufficient to sustain our operations and satisfy our obligations as they become due.

Our cash balance as of March 31, 2017 amounted to approximately $10,897, an increase of $588, as compared to September 30, 2016. During the six month ended March 31, 2017, we had cash outflow of $51,732 used in operating activities and inflow of $52,358 provided in financing activities.

Prepaid expenses and other current assets consist of prepayments to vendors for services, other receivables and security deposits. Prepaid expenses and other current assets as of March 31, 2017 amounted to approximately $23,000, an increase of $3,000 as compared to September 30, 2016, primarily due to the advanced payment on behalf to our consultant in the six month ended March 31, 2017.

Short-term loans at March 31, 2017 included approximately $809,000 of loan from TCA Global Credit Master Fund, LP, bearing annual interest at 18%, and were due on October 15, 2016. We should make monthly payments to TCA in the amount of $40,000 commencing on November 30, 2015 until the complete repayment of all payables due to TCA; $200,000 of loan from Draco Resources, Inc., bearing annual interest at 2%, which is currently in default; approximately $149,000 loan from Kong Tung, bearing monthly interest at 2%, which was originally due on January 7, 2015 and extended to December 31, 2015; $47,000 of loan from Yewen Xi, bearing annual interest at 12%, of which is due on September 30, 2016, $200,000 is due on August 31, 2016 and $40,000 is due on January 10, 2018; $29,000 of total balance of two loans from Money Works Direct, the principal amounts of $50,000 and $120,000, monthly interest rates at 4.44% and 4.61%, respectively, due on October 15, 2016. China Direct Investments made cash repayment of $1,500 for the two loans per week; and a total of approximately $415,000 convertible loans from multiple institutional investors with a term of four months to one year. These convertible notes bear 8% - 12% annual interest rate and conversion price is equal to 50% - 60% of lowest trading price of CDII common stock for certain consecutive days prior to the conversion. Net of total of debt discount of $12,000, net short-term loan amounted to be $1,889,000 as of March 31, 2017.

Accounts payable and accrued expenses represent payables associated with the general operations within each segment, including accrued payrolls. Accounts payable and accrued expenses as of March 31, 2017 amounted to approximately $973,000, an increase of approximately $73,000 as compared to September 30, 2016, primarily due to interest payable of the short-term loans.

Advances from customers and deferred revenues represent prepayments for products or services, which have not yet been shipped or provided. Advances from customers as March 31, 2017 amounted to $423,000, the same as it was on September 30, 2016.

Certain events may have a negative impact on our liquidity position during fiscal year 2017:

 Our short term loans of $1.8 million matured by April 30, 2017, and currently are in default. While we intend to extend the maturity date for these loans, we have not entered into any agreements with the lenders for such extension. In the event we are unable to extend the term of these loans, or we are unable to repay these obligations when due, we may have to seek additional financing, and no assurances can be given that such financing would be available on a timely basis, on terms that are acceptable or at all. Failure to meet the repayment or other obligations of our existing debt on or before its due date could materially adversely affect our business, results of operations and financial condition and threaten our financial viability.

We maintain cash and cash equivalents in the United States and China. At March 31, 2017 and September 30, 2016, bank deposits by geographic area, were as follows (dollars in thousands):

Country	March 31, 2017		September 30, 2016
United States	$8,965	82%	$9,221	89%
China	1,932	18%	1,088	11%
Total cash and cash equivalents	$10,897	100%	$10,309	100%

Analysis of Cash Flows

In the three months ended March 31, 2017, our net increase in cash amounted to $588, which was used in operating activities of $51,732, provided in financing activities of $52,358 and $38 from non-cash unfavorable effect of prevailing exchange rate on our cash position.

Cash Used in Operating Activities

Net cash used in operating activities of continuing operations for the three month ended March 31, 2017 amounted to approximately $52,000, which was primarily due to a net loss of approximately $7.0 million and non-cash items such as loss on change in fair value of derivative liabilities of $6.2 million, depreciation of $1,000, amortization of debt discount of $172,695, $310,000 for the stock based on compensation to employees, $86,000 for the stock based on compensation to our consultants,  an increase of $113,000 in accounts payable and accrued expenses, an increase of $69,000 in other payable to related parties and an increase of $12,000 in other liabilities, offset by an increase of $3,000 in prepaid expenses and other current assets.

Net cash used in operating activities of continuing operations for the six month ended March 31, 2016 amounted to approximately $560,000, which was primarily due to a net loss of $9.4 million with loss from discontinued operations of approximately $48,000 and non-cash items such as loss on change in fair value of derivative liabilities of $7.3 million, depreciation of $4,000, amortization of debt discount of $1,231,000, $81,000 for the stock based on compensation to our consultants, $52,000 of stock option expenses, $91,000 of realized loss on marketable securities available-for-sale, a decrease of $8,000 in accounts receivable and accounts receivable from related parties, an increase of $29,000 in accounts payable and accrued expenses and an increase of $139,000 in other liabilities, offset by an increase of $9,000 in prepaid expenses and other current assets, a decrease of $21,000 in other payable to related parties, $28,000 of other income due to revaluation of accounts receivable .

Cash Provided by Investing Activities

Net cash provided by investing activities of continuing operations for the six month ended March 31, 2016 amounted to approximately $43,000, as a result of proceeds from sales marketable securities available-for-sale.

Cash Provided by Financing Activities

Net cash provided by financing activities of continuing operations for the three month ended March 31, 2017 amounted to approximately $52,000, primarily due to $17,000 from borrowing from related parties and $40,000 borrowing from third parties..

Net cash provided by financing activities of continuing operations for the six month ended March 31, 2016 amounted to approximately $588,000, primarily due to $198,000 proceeds from exercise of warrants, $19,000 from borrowing from related parties, $492,000 borrowings from loans and $120,000 repayment of loan payables.

Series A Convertible Preferred Stock and Related Dividends

As of March 31, 2017, 1,006 shares of Series A convertible preferred stock remained outstanding. During the three and six month ended March 31, 2017 and 2016, we did not pay off accrued ordinary dividends in cash or our comment stock on our Series A convertible preferred stock.

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

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results when ultimately realized could differ from those estimates. Significant estimates in fiscal 2016 and fiscal 2017 include valuation of marketable securities available-for-sale, allowance for doubtful accounts, the allowance for obsolete inventory, fair value of share-based compensation, the useful lives of property, plant and equipment, and fair value of derivative liability.

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

Comprehensive income

We follow ASC 205, "Presentation of Financial Statements," and ASC 220, "Reporting Comprehensive Income," to recognize the elements of comprehensive income. Comprehensive income is comprised of net income and all changes to the statements of stockholders' equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive income for the fiscal 2016 and fiscal 2017 included net income, foreign currency translation adjustments, unrealized gains or losses on available-for-sale marketable securities, net of income taxes, and unrealized gains or losses on available-for-sale marketable securities -related party, net of income taxes.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to a smaller reporting company.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in the Exchange Act that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC's rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Management, with the participation of our CEO , performed an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2017. Based on that evaluation solely as a result of the significant deficiencies in our internal control over financial reporting identified in our Annual Report on Form 10-K for the fiscal year ended September 30, 2016, our management, including our CEO, concluded that our disclosure controls and procedures were not effective as of March 31, 2017.

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

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that, due to the material weaknesses described above, our internal control over financial reporting was not effective as of March 31, 2017.

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

During the six months ended March 31, 2017, the Company issued a total of 43,343,248 share of our common stock comprised of: 6,100,000 shares of our common stock to consultants for services, valued at $86,260; 19,200,000 shares of our common stock to employee compensation, valued at $309,800, 18,040,408 shares of common stocks for the convertible notes on Note 3, valued at $43,291 and derivative liabilities written off into additional paid-in capital due to debt conversions of $132,916. All of the above are exampted transactions under section 4(a)(2) of the Securities Act of 1933, as amended.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

(a) On October 15, 2015, the Company and TCA entered into a settlement agreement pursuant to which both parties agreed that the outstanding obligations the Company owed to TCA should be $1,036,032 as of October 8, 2015, including $643,000 for the principal, $122,133 for accrued and unpaid interest and other fees and charges and $270,899 for the advisory fees. According to the terms agreed upon in the settlement agreement, the Company should make monthly payments to TCA in the amount of $40,000 commencing on November 30, 2015 by means of ACH transfer or by payment made to TCA through a third party until the complete repayment of all payables due to TCA. The Company is making the timely payments through the assignments of notes to other three institutional investors in the totaling of $415,000 as of March 31, 2017, which included five master exchange agreements with three institutional investors that the Company entered into. Pursuant to the exchange agreements, the institutional investor shall exchange, at its option, $50,000, $100,000, $100,000, $125,000 and $40,000 principal amount of convertible notes of the Company plus any accrued interest for shares of the Company's common stock at $0.0001 par value per share at the exchange price of 57% - 55% of the lowest trading price of the Company's common stock during the 5 or 10 consecutive trading day period preceding the exchange dates from October 15, 2015 to June 28, 2016, respectively. These institutional investors converted a total of $415,026, including $412,600 of principals and $2,426 of interests, into a total of 1,684,410 shares of the Company's common stock, as of March 31, 2017. The balance of total obligation to TCA was 781,220, including the principal of $624,951 and accrued interest added to principal of $135,310 as of March 31, 2017. The balance of total obligation to TCA was $753,100, including the principal of $627,451 and accrued interest added to principal of $125,649, as of September 30, 2016.

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

CD INTERNATIONAL ENTERPRISES, INC.

Date: May 16, 2017	By:	/s/ Yuejian (James) Wang
Yuejian (James) Wang, Chairman and Chief Executive Officer and Chief Financial Officer and Sole Director